Form 10KSB40
period 1996-12-31
SAC TECHNOLOGIES INC
filed 1997-03-31
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION, Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year ended  December 31, 1996    Commission File number 333-16451

                             SAC TECHNOLOGIES, INC.
                                    Minnesota                         41-1741861


            4444 West 76th Street, Suite 600, Edina, Minnesota 55435
               (Address of principal executive offices) (Zip Code)


Issuers telephone number             612-835-7080
Securities registered under  Section 12(b) of the Exchange Act: None
Securities registered under  Section 12(g) of the Exchange Act: 1,210,000 Common
                             Shares 1 Warrant

                    Common Stock, $0.01 par value per share
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No _X_

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. _X_

State issuer's revenues for its most recent fiscal year:  $ 32,000            .

State the aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant based on the closing sale price as reported by The NASDAQ OTC Bulletin Board on March 26, 1997: $13,695,000.

As of March 26, 1997, 3,718,750 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Form SB-2 (Commission File No. 333-16451) are incorporated by reference into Item 13 of Part III.

Transitional Small Business Disclosure Formats (check one):  Yes     No X



                                     PART I

This Form 10-KSB contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," or "continue" or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors including, without limitation, the risk factors set forth in the "Risk Factors" section of the Company's Registration Statement on Form SB-2 (File No. 333-16451) filed pursuant to Rule 424(b) dated February 14, 1997 and any future amendments to this filing.

Unless the context indicates otherwise, all references to the Company", Registrant" or the "Issuer" in this Annual Report on Form 10-KSB relate to SAC Technologies, Inc.

The SACMan unregistered trademark appears in this Annual Report on Form 10-KSB and is owned by the Company.

ITEM 1.  DESCRIPTION OF BUSINESS

(a) Business Development

In 1992 Jasper Consulting, Inc. ("Jasper") engaged North Country Business Products, an office supply company located in Bemidji, Minnesota, in discussions about the possibility of developing an automated fingerprint identification device. North Country Business Products began a search for someone who could engineer and develop such a product. Barry M. Wendt, the Company's CEO, was contacted and determined that the automation of such a process was within his abilities. Consequently, in 1993, a new company, BBG Engineering, Inc., ("BBG") was formed by Jasper and Mr. Wendt, along with Benedict A. Wittig and Gary E. Wendt for the purpose of developing an automated fingerprint identification system (BBG subsequently changed its name to SAC Technologies, Inc.). Jasper agreed, in consideration of an assignment of the patent rights to certain fingerprint identification technology ("FIDS Technology"), to fund the development of a fingerprint identification system.

By mid-summer of 1993, BBG completed the development of the initial concepts for electronic analysis of fingerprints. Pursuant to SAC Technologies, Inc.'s (The "Company") agreement with Jasper, initial patent applications were filed by Jasper in the fall of 1993. Also, in the fall of 1993 the Company acquired certain optic technology ("Optic Technology") from Richard Fiskum to be used in conjunction with and as an integral part of the fingerprint analysis system. Subsequently, the Company redeemed all of the shares of the Company owned by Jasper. It was also at this time that the Company finalized the original intention of its underlying understandings with Jasper with respect to a licensing agreement (the "Jasper Agreement"). From inception through most of 1996 the Company's development efforts, which by agreement were to be funded by Jasper, were principally focused on the development of its fingerprint identification and analysis products.

(b) Business of Issuer

Incorporated in 1993, the Company develops and markets fingerprint identification products for use in general commercial and consumer applications. The Company's goal has been to develop automated fingerprint identification products which are portable, easily integrated with existing applications, and affordable for mass commercialization. The Company's more significant current and anticipated product offerings incorporate FIDS Technology, a technology developed by the Company for Jasper, with other technologies developed by the Company. The Company has a world-wide license agreement with Jasper for use of the FIDS Technology in all access control markets. Jasper has the right to exploit FIDS technology in all other markets including specifically financial services, law enforcement, national identification systems and personal identification systems for government and medical applications, which market rights belong to Jasper.

The Company's underlying technology consists of (i) the Optic Technology, which captures the image of a fingerprint; (ii) hardware and software which translates and standardizes the image of the fingerprint for computer analysis ("Biometric Solution"); (iii) a license to the FIDS Technology, which is software which classifies the fingerprint and matches it to an existing database; and (iv) SAC_App, an application generator development package which facilitates integration of the Company's products for vertical market applications. Utilizing these technologies, the Company has continued the development of its initial automated fingerprint identification products. Its initial product, SACMan(TM), is principally targeted to control access to information resources such that only individuals comprising an approved fingerprint database are allowed access to computers, computer networks, and/or specific applications. The Company's SAC_Remote product, currently scheduled for release in mid-1997, is designed principally for use in restricting door entry access to a specific set of individuals.

The Company also has developed a computer technology which consists of a small box which can be placed on top of a television set (the "Set Top Box") which performs basic personal computer functions, including word processor, spreadsheet, and database functions, as well as Internet access. With connections to a phone line for communications and a television for display purpose, the Set Top Box is intended to provide for low-cost home computing. The user communicates with the unit via an infra-red keyboard and track-ball mouse.

The Company does not believe that the promotion and marketing of the Set Top Box is within its primary focus and, accordingly, conveyed the technology to another company, Inter-Con/PC, Inc. ("Inter-Con") in exchange for fifty-percent (50%) of the initial equity of Inter-Con. The Company also negotiated a short-term royalty of two percent (2%) of net revenues from Inter-Con. The royalty obligation of Inter-Con will terminate on the earlier of November 1, 2002, or the completion by Inter-Con of a public offering of its common stock. It is not currently anticipated that any member of the Company's board of directors or executive officers of the Company will be a member of the board of directors or an executive officer of Inter-Con. The Company does, however, pursuant to a shareholder control agreement, have a short-term right to elect two members to a five-person board of directors of Inter-Con.

         1.  Products and Their Markets

The Company's current plan is to develop and market products which address industry-specific security applications. The Company also plans to develop some limited manufacturing and product assembly capability and to contract for outside manufacturing and assembly of its products, as needed. The products are intended to provide controlled access to information, resources, and facilities. The Company's SACMan(TM) and SAC_App products have undergone extensive internal and external testing and are believed to be ready for commercial scale production, sale and use. The Company has not yet completed final development or commenced testing of its SAC_Remote and SAC_Encrypt products; however, the initial hardware design of these products has been completed. It is anticipated that development and testing of the SAC_Remote and SAC_Encrypt products will be completed in mid-1997, at which time the product is expected to be made available for commercial release. Although the Company does not expect to derive any significant short-term revenue from the markets serviced by Jasper, the Company also plans to package its products for sale by Jasper to the consumer credit verification and validation, law enforcement applications, and national identification systems markets.

The Company's products use a camera to take a visual image of an approximately one-half inch by one-half inch area of a fingerprint. The image is produced at an effective resolution of approximately 1000 dots per inch (DPI). The products then make several passes on the image to optimize and clarify it. Subsequently the products identify distinguishing characteristics of a fingerprint. These distinguishing characteristics are mapped by the Company's technology such that the product can verify whether the characteristics match those of a previously mapped fingerprint.

Each SACMan(TM) unit scans and analyzes a fingerprint in approximately three seconds and generates an identification code which can be used to identify the owner of the print from an online database located on an attached personal computer. The SACMan(TM) can verify the identity of a computer user desiring access and allow or stop the user from accessing a computer, computer network, or specific application. The Company currently plans to make this product available in desk-top and wall-mount enclosures created for cost-effective uses in existing mass marketplaces.

The Company has also developed its SAC-App application database development software which can be used to enter, sort, structure, manipulate, and manage a database of fingerprint models. The product has been designed to facilitate the integration of the Company's technology into a wide variety of markets and to provide for simple application definition through a menu selection process.

The Company believes that its products will have a broad range of possible applications relating to high technology security solutions. The potential applications for secure access control include the following:

       i. General access control - Every doorway presently utilizing any form of controlled access represents a possible sale opportunity for the Company. Secure access control was estimated by Security Management Magazine (January, 1996) to be a $1 billion market in the United States during 1994.

      ii. Information resource and network access control - Every existing computer network and stand-alone computer system represents an opportunity for use of the Company's technology, which could provide a cost effective method for securing information resources.

In addition, the Company may derive revenue from the efforts of Jasper in those longer-term, markets reserved for Jasper under the Jasper Agreement. However, the Company is not relying on these potential sources of revenue to significantly impact its results of operations.

         2.  Distribution Methods of the Products

The Company currently plans to market its products through various distributors, original equipment manufacturers ("OEMS"), dealers and value added resellers, as well as directly to end users. Marketing plans include direct mailing, telemarketing, trade show presentations, advertising in trade publications, and catalog sales. The Company plans to develop an effective strategy for identifying the major purchasing entities of each to its target markets and determining the appropriate medium for reaching such entities. The Company has developed marketing literature for its SACMan product and has displayed its SACMan product at various product conferences and conventions.

A majority of the Company's sales are expected to be made though qualified volume resellers, consisting primarily of distributors, OEMS, and system integrators. Sales to end users are likely to be made through existing retail electronics distribution channels so that the Company can attempt to optimally allocate its technical support resources to volume users. The Company plans to develop a marketing team which will require the hiring of new individuals and technical support staff.

         3.  Status of Any Publicly Announced New Product

The Company hopes to complete development in the near term of its SAC_Remote product, currently scheduled for release in mid-1997. SAC_Remote is designed to restrict door access through fingerprint identification by incorporating local processing capability to the basic unit to allow for analysis and database comparison without the necessity of an attached personal computer. These units will include a communication port for complex facility access control configurations, such as hotels, apartment buildings, and office complexes which have many access points and a continually changing database of users.

Finally, the SAC_Encrypt computer data security system, scheduled for release in mid-1997, will provide for the encryption/de-encryption of local applications programs by controlling all access to data files and networks according to a user's unique fingerprint key, thereby controlling all data movement and peripherals (e.g. disk drives, network cards and printers) within a computer system.

         4.  Competition

In addition to existing commonplace methods of restricting access to facilities such as pass cards, personal identification numbers, password access, and locks and keys, there are numerous companies involved in the development, manufacture, and marketing of fingerprint biometric products to government, law enforcement, prison, and consumer markets. Some of these companies include Computer Research Labs, Digital Biometrics, Inc., Pintrak International, Indenticator, Indetix Fingermatrix, Inc., Mytec Technologies, Inc., The National Registry, Sandia Labs, Fujitsu, Biometric Identification, Inc., and Ultrascan, Inc. Many of these competitors have substantially greater resources and experience in developing and marketing biometric products.

Most current automated fingerprint product offerings are primarily targeted to government and law enforcement applications and are priced higher than the anticipated price for SACMan(TM). In part, this may be attributable to the fact that several of its competitors are integrating other manufacturers' hardware and/or software and, as such, may be forced to bear higher component costs and technology licensing fees, as well as greater selling expenses. Of the companies specifically targeting consumer application markets, many are projecting product availability during 1997 or 1998. The Company has yet to manufacture, market, or sell any of its products on a wide-scale commercial basis.

With current non-biometric technologies the user must typically possess a key, card, or bit of information such as a personal identification number or password. These systems are easily defeated by obtaining possession of the key, card, or password, or by counterfeiting the key or card. The Company's products will also be competing for market share with other biometric technologies including hand geometry, facial recognition, iris scanning, retinal scanning, signature verification, and voice analysis, as well as existing lock/security/card technology.

         5.  Sources of Raw Materials and Principal Suppliers

Assembly of the Company's products utilizes components, equipment and processes generally available from outside electronics firms. To date, the Company has purchased all electronic parts, optics parts, circuit boards, and cases from outside vendors and has performed the final assembly, calibration, testing and serialization of its products. Products have also been assembled by two outside vendors located in Minnesota. In order to meet anticipated pre-production product demand, the Company has acquired a semi-automated assembly line. In addition, the Company has identified several regional manufacturers which it believes have the ability to perform assembly of its products, as appropriate, to meet production and assembly requirements beyond this pre-production stage.

         6.  Dependence on One or a Few Major Customers

The Company is not dependent on one or a few principal customers because they do not have any significant sales at this time. The Company does not expect to be dependent on a limited group of customers as it intends to reach the mass marketplace with its products.

         7.  Intellectual Property Rights
The Company's technology consists of knowledge and information relating to computer hardware and software which is used to create an automated process of imaging a fingerprint, formatting the fingerprint for computer analysis, and identifying and verifying the print relative to an existing database of fingerprint information. The Optic Technology and the Company's Biometric Solution are owned by the Company, subject to an exclusive worldwide license which has been granted to Jasper to use and sell products in certain markets. The FIDS Technology used for fingerprint analysis is owned by Jasper, subject to an exclusive worldwide license which has been granted to the Company to make products for all markets and to use and sell products in certain markets.

For products utilizing FIDS Technology the Jasper Agreement provides that the Company will be paid a royalty of $30.00 for each product sold by Jasper, that Jasper will be paid a royalty of $30.50 for each product sold by the Company, and that all of Jasper's product requirements may be made by the Company at a gross margin of twenty percent, pursuant to the provisions of a separate OEM agreement between Jasper and the Company. The Jasper Agreement exclusively reserves to Jasper all other market areas including, but not limited to, credit card clearing, check clearing and other such financial applications, law enforcement, national identification systems, immigration control, automobiles, medical patient identification systems, and personnel identification systems for federal and state government applications.

Pursuant to the Jasper Agreement, either Jasper or the Company may transfer or license its rights to FIDS Technology, with the consent of the other party. Any consideration received with respect to a transfer of FIDS Technology within Jasper's field of use, will be divided as follows: (i) 10% to Jasper for purposes of funding any legal fees and costs incurred with respect to the transfer or claims; (ii) 10% to the Company for purposes of funding ongoing research and development expenses with respect to the FIDS Technology, Optic Technology, or Biometric Solution; (iii) 48% to Jasper without restriction; and
(iv) 32% to the Company without restriction. Any consideration received with respect to a transfer of FIDS Technology within the Company's field of use, will be divided as follows: (i) 10% to Jasper for purposes of funding any legal fees and costs incurred with respect to the transfer or claims; (ii) 10% to the Company for purposes of funding ongoing research and development expenses with respect to the FIDS Technology, Optic Technology, or Biometric Solution; (iii) 48% to the Company without restriction; and (iv) 32% to Jasper without restriction.

While the Company has filed a patent application relating to both the Optic Technology and Biometric Solution components of its technology, no patents have yet been issued or indicated as allowable. In addition, although Jasper has filed certain patent applications with the United States Patent & Trade Office with respect to FIDS Technology, no patent has yet issued and, accordingly, none of the technologies described herein are currently patented by the Company. Part of the Company's technology consists of software or hardware implementations of software ("firmware"). The Company intends to take measures to ensure copyright protection for its software and firmware releases prior to distribution. Also, the firmware/software is serialized to ensure that only matched sets will function together. This provides both a mechanism to combat cloning of the Company's products and a method for standardizing products. The Company believes it has developed common law trademark rights in the term SACMan(TM) but has not filed a state or federal trademark application. The Company does not claim any additional trademarks.

         8.  Government Approval of Principal Products

Not applicable.

         9.  Government Regulation

The Company currently is not subject to direct regulation by any government agency, other than regulations applicable to business generally.

         10.  Research and Development

During 1995, the Company spent approximately $250,000 on research and development. The Company spent approximately $390,000 on research and development in 1996. The Company's customers did not directly bear the costs for the research and development during 1995 or 1996, which were principally funded through outside sources of equity and debt financing, as well as amounts paid by Jasper.

         11.  Environmental Compliance

Not applicable.

         12.  Employees

The Company currently employs 13 individuals on a full-time basis. Five are primarily involved in research, development, and technical support, one is principally involved in technical support and quality control, two are principally involved in research, development, and administrative matters, three are principally involved in administrative and finance matters, and two are principally involved in sales and marketing efforts. The Company also employs a part-time employee who is principally involved in administrative and finance matters.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases approximately 2,000 square feet of space at 4444 West 76th Street, Suite 600, Edina, Minnesota 55435 from Main Street Partners, LLP. The Company plans to use this space for ongoing research and development. The lease is for three years and terminates on August 31, 1998. During the term of the lease, the monthly rent increases from $1,792 to $1,875. The Company also leases approximately 3,840 square feet of space at 4620 South Valley View Road, Suite A1, Las Vegas, Nevada 89103 from Paul V. Wells. The Company currently plans to use this space for marketing and showroom facilities as well as product support. The lease is for three years and terminates on February 14, 2000, with a monthly rent of approximately $3,009. In addition, the Company leases an apartment in Minneapolis, Minnesota, for use by the Company's officers, directors, and sales staff as needed. The principal use of this apartment is for employees from the Las Vegas office to use when working out of the Edina office. The Company plans to locate additional facilities for both marketing and manufacturing efforts.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock has recently been approved for listing on the NASDAQ Small Cap Market. The following are the high and low bids from the NASDAQ OTC Bulletin Board for the Company's Common Stock for the month of February since it began trading on February 21, 1997: High 8 1/2; Low 6 1/2. These over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 28, 1997, there are (i) 3,718,750 shares of Common Stock outstanding (1,210,000 of which are freely tradeable without restriction under the Securities Act of 1933, as amended) held of record by approximately 78 registered holders on behalf of approximately 654 beneficial owners; (ii) outstanding options to purchase an aggregate of 303,000 shares, none of which are exercisable within 60 days from the date of this report, held of record by 12 holders; and (iii) outstanding warrants to purchase an aggregate of 136,108 shares of common stock (50,000 of which are exercisable within 60 days from the date of this report, held of record by 6 holders.) During December of 1996, the Company agreed to issue warrants to a consultant to purchase 12,500 shares of common stock at $6.00 per share. The Company has reserved 375,000 shares of its common stock for issuance pursuant to its 1996 Stock Option Plan. The Company issued to the investors, in connection with the May 17, 1996 Bridge Loan, warrants to purchase 50,000 shares of common stock, at $2.00 per share. The Company issued to Tuschner & Company, its underwriter in connection with the July, 1996 private placement and May 17, 1996 Bridge Loan, warrants to purchase 41,639 shares of common stock, at an adjusted exercise price of $6.00 per share. The Company has issued its underwriter, in connection with its initial public offering, a warrant to purchase 44,469 shares of common stock, exercisable for a period of four years commencing February 14, 1998 at an exercise price of, $7.20 per share. The Company has not declared or paid any cash dividends on its Common Stock since inception and does not intend to pay any dividends for the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

                             SELECTED FINANCIAL DATA

                                                                                              January 7,
                                                                                              1993 (date
                                                                                             of inception)
                                                      Years ended December 31,                  through
                                           ---------------------------------------------     December 31,
                                               1994            1995             1996             1996
                                           -----------      -----------      -----------      -----------
Selected Statements of Operations Data
     Revenues                              $   107,000      $   229,070      $    32,000      $   385,057
     Costs and other expenses
         Costs of other services
              and technical support             33,154           28,799           14,875           76,828
         Selling, general and
              administrative                    12,932           35,849          422,681          496,487
         Research and development               72,199          250,808          386,613          732,178
                                           -----------      -----------      -----------      -----------
                                               118,285          315,456          824,169        1,305,493
                                           -----------      -----------      -----------      -----------

            Loss from operations               (11,285)         (86,386)        (792,169)        (920,436)

     Other expense                                 -                -            (31,319)         (31,319)
                                           -----------      -----------      -----------      -----------

             NET LOSS                      $   (11,285)     $   (86,386)     $  (823,488)    $   (951,755)
                                           ===========      ===========      ===========      ===========

     Loss per share                        $       -        $      (.03)     $      (.33)     $      (.36)
                                           ===========      ===========      ===========      ===========

       Weighted average number of
          shares outstanding                 2,646,917        2,642,201        2,530,284        2,616,391
                                           ===========      ===========      ===========      ===========

                                                            December 31,
                                           --------------------------------------------
                                               1994             1995            1996
                                           -----------      -----------      -----------
     Selected Balance Sheet Data
         Working capital deficit           $    (5,628)     $  (133,836)     $  (355,585)
         Total assets                            6,598           24,139          405,263
         Stockholders' deficit                  (5,628)        (125,188)        (156,171)


SEE PART I OF THIS FORM 10-KSB REGARDING A DISCUSSION OF FORWARD-LOOKING STATEMENTS CONTAINED HEREIN AND ELSEWHERE IN THIS DOCUMENT.

OVERVIEW

The Company was incorporated in 1993 to develop real-time, stand-alone systems capable of identifying individuals through automated fingerprint analysis for use in controlling access to resources, information and facilities. From inception through most of 1996 the Company's development efforts, which by agreement were to be funded by Jasper Consulting, Inc. ("Jasper"), were principally focused on the development of its fingerprint identification and analysis products. In the second half of 1996, the Company began shifting its principal focus from development to marketing and sales of its products.

The Company's focus in the near term is to market its products primarily in the following application areas: controlled access to information, resources, computers, computer networks, and facilities such as apartments, offices and hotels. The Company anticipates adding approximately 14 employees through 1998. The Company anticipates ongoing research and development expenses during 1997 at a level greater than that experienced for the year ended December 31, 1996. The Company anticipates accounts receivable and inventory levels, and selling, general and administrative expenses will increase significantly in connection with its transition from research and development to marketing and sales of its products.

The Company is considered a development stage enterprise for accounting purposes. Results achieved to date are not indicative of future results primarily because the Company has shifted its focus from the development of its products to the marketing and selling of its products. Broad commercial acceptance of the Company's products by customers and end users is critical to the Company's success and ability to generate revenues. The Company has limited sales to date and has a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development. The Company may continue to sustain operating losses for the foreseeable future.

The Company also has completed development of a product, which provides for basic personal computer functions and Internet access via a wireless keyboard and a conventional television set (the "Set Top Box"). However, the Company does not believe that the promotion and marketing of the "Set Top Box" is within its focus and, accordingly, conveyed the technology in exchange for an initial 50% ownership interest in Inter-Con/PC, Inc. ("Inter-Con") a development stage Company. The Company has a technical support agreement with Inter-Con which provides for Inter-Con to pay technical support fees to the Company of up to $20,000 per month. The agreement expires in October 1999 and is subject to three successive one-year renewals at the option of Inter-Con.

By agreement, Jasper is obligated to pay a royalty to the Company for sales of certain products and the Company has the exclusive right to manufacture products sold by Jasper, subject to a predetermined pricing structure. However, the Company is not relying on these potential sources of revenue from Jasper or its interest in Inter-Con to significantly impact its results of operation.


RESULTS OF OPERATIONS

GENERAL

Revenues of $385,057 from inception (January 7, 1993) through December 31, 1996 were primarily from reimbursement of development costs and other services provided to Jasper. Jasper agreed to fund development of SACMan(TM) and related products through April 1996. As more fully discussed in the Company's notes to financial statements for the years ended December 31, 1994, 1995 and 1996, the Company has recognized revenue from Jasper on the cash method, as collection of amounts billed is not assured.

As of December 31, 1996 there were $407,000 of billings outstanding from Jasper which have not yet been recognized for financial reporting purposes. Jasper has agreed to allow the Company to offset future product royalties due to Jasper, if any, against these unrecognized receivables. In addition, the Company may also charge an additional $800 for each product manufactured by the Company for Jasper in order to accelerate payment of the outstanding balance. The Company has sold no products which would require payment of royalties to Jasper. The Company has no orders to manufacture products on behalf of Jasper. No assurance can be given that future sales subject to payment of royalties to Jasper or orders to manufacture products on behalf of Jasper will occur in amounts sufficient to offset the uncollected billings above, if at all.

YEAR ENDED DECEMBER 31, 1995 AS COMPARED TO YEAR ENDED DECEMBER 31, 1996:

Revenues decreased $197,070 to $32,000 during 1996 as compared to $229,070 for 1995. The decline is attributable to the timing of collection of fees received under the Company's development arrangement with Jasper. There were $117,000 and $290,000 of billings to Jasper during the years ended December 31, 1995 and 1996, respectively, which remain outstanding and which have not yet been recognized for financial reporting purposes as of such dates. The $32,000 of revenue recognized during 1996 relates to two months billings under the technical services agreement with Inter-Con (see "Overview").

Selling, general and administrative expense increased $386,832 to $422,681 during the year ended December 31, 1996, as compared to $35,849 for the same period in 1995. Approximately one-half of the increase is due to additional salaries and wages for marketing and administrative personnel. The remainder of the increase is due to the development of promotional materials, increased attendance at trade shows and increased professional fees.

Research and development expense increased $135,805 to $386,613 during the year ended December 31, 1996 as compared to $250,808 for 1995. The increase is attributable to increased development activity to commercialize certain of its products.

No interest expense was incurred for the year ended December 31, 1995 and interest expenses was $35,607 during 1996. The interest was principally due to amortization of debt discount, borrowings under the Company's line of credit agreement with a bank and borrowings under convertible bridge notes issued during 1996. The convertible bridge notes were converted to common stock during June 1996. During February 1997, the Company paid off all outstanding notes payable.

YEAR ENDED DECEMBER 31, 1994 AS COMPARED TO YEAR ENDED DECEMBER 31, 1995:

Revenues increased $122,070 to $229,070 during 1995 as compared to $107,000 for 1994. The increase is attributable to fees collected in connection with increased development activity under its development arrangement with Jasper. There were $15,421 and $117,000 of billings to Jasper during 1994 and 1995, respectively, which remain outstanding and which have not yet been recognized for financial statement purposes as of December 31, 1994 and 1995, respectively.

Research and development expenses increased $178,609 to $250,808 during 1995 as compared to $72,199 for 1994. The increase is attributable to increased development activity to commercialize certain of its products.

LIQUIDITY AND CAPITAL RESOURCES

During 1996, the Company's capital needs were principally met by a $700,000 private placement of common stock, the sale of $200,000 of convertible bridge notes, and $213,000 of borrowings under its revolving note with a bank. The bridge notes were converted to common stock during 1996. During February and March 1997, the Company completed its initial public offering of common stock which resulted in gross proceeds of $7,260,000. See below for further discussion regarding the above.

Net cash used in operating activities during 1996 was $683,593 and was principally due to operating losses. Net cash used for investing activities during 1996 was $45,931 and was principally due to the purchase of a pick and place assembly machine. Net cash provided by financing activities during 1996 was $813,436 and is discussed below.

During May 1996 the Company issued $200,000 of 8 percent, convertible bridge notes with detachable warrants (see below). The bridge notes and related accrued interest were converted into common stock during June 1996 in exchange for 100,920 shares of common stock. A private offering of 349,080 shares of the Company's common stock was completed during June and July 1996 resulting in net proceeds of $573,497.

The Company has a $250,000 revolving credit agreement with a bank, of which $213,000 was outstanding as of December 31, 1996. Interest is at 1% above the prime rate. The agreement expires in January, 1998. Additionally, the Company has a $117,000 unsecured, non-interest bearing demand note payable to a stockholder which originated in connection with the purchase of certain optics technology from this stockholder during August 1995. All outstanding borrowings under these agreements were paid off with proceeds from the Company's initial public offering during February 1997.

During February and March 1997, the Company completed an initial public offering of 1,210,000 shares of its common stock at $6.00 per share resulting in gross proceeds of $7,260,000 before deduction of offering expenses. The Company believes the funds raised from its recent initial public offering will be adequate to last through mid 1998. No assurance can be given that events and circumstances may change and require additional capital at an earlier date. No assurance can be given that any additional financing when needed will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders.

Working capital deficit increased $221,749 during the year ended December 31, 1996 to $355,585, as compared to $133,836 as of December 31, 1995. This increase is principally due to $213,000 of borrowings under a revolving note payable to a bank and a $212,950 increase in accounts payable, offset by a $100,616 increase in inventories and an $83,912 increase in cash. The notes payable increase, net of the increase in cash, was to fund operating losses. The accounts payable and inventory increases are attributable to the Company purchasing component parts for its SACMan and related products for future production, with accounts payable also increasing for offering costs in connection with the Company's initial public offering.

During July 1996 the Company issued stock options to employees and consultants to purchase an aggregate of 173,000 shares of common stock at weighted average exercise prices of $2.23 per share. Included in the 173,000 of options issued are 134,000 of options issued to consultants. The estimated fair value of these options is $125,000 and has been reflected as unearned compensation in the Company's financial statements to be recognized as expense over the vesting term of the related stock option agreements of three to five years. Compensation expense related to the above was $13,000 during the year ended December 31, 1996.

Also, during May and August 1996, in connection with the issuance of convertible bridge notes and the private offering of common stock discussed above, warrants to purchase 91,639 shares of common stock were issued (includes 41,639 to the underwriter of the private placement of common stock) at weighted average exercise prices of $4.09 per share. In connection with the Company's initial public offering, the Company issued warrants to the underwriter to purchase 44,469 shares of common stock at an exercise price of $7.20 per share.

During March 1997, the Company entered into a five year employment agreement with its new Chief Operating Officer. The agreement provides for certain base salary and incentive payments. In the event of constructive termination, as defined, this individual is entitled to one year severance pay as defined (two years in case of merger or acquisition. Additionally, the Company awarded this individual options to purchase 130,000 shares of common stock at $6.43 per share. The options vest five percent on June 30, 1997 and five percent each quarter thereafter, such that on March 31, 1998, twenty percent of such options are vested. The options vest twenty percent annually on each March 31 thereafter. The options expire during March 2004.

RECENTLY ISSUED ACCOUNTING STANDARD

During 1996, the Company implemented the disclosure requirements of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the Company will continue to account for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," (APB 25) and will provide proforma disclosures of net loss and loss per share as if the fair value basis method prescribed in SFAS 123 had been applied in measuring compensation expense. The proforma disclosure effect of applying SFAS 123's fair value method to the Company's stock-based awards was not material to reported results of operations through December 31, 1996.

ITEM 7.  FINANCIAL STATEMENTS


The following financial statements of SAC Technologies, Inc. are included herein at the indicated
page numbers:
                                                                                        Page No.

Report of Independent Certified Public Accountants                                        F-1

Balance Sheets at December 31, 1995 and 1996                                              F-2

Statements of Operations - Years ended December 31, 1994, 1995 and 1996
     and January 7, 1993 (date of inception ) through December 31, 1996                   F-3

Statement of Stockholders' Equity (Deficit) - Years ended December 31, 1994,
     1995 and 1996 and January 7, 1993 (date of inception) through
     December 31, 1996                                                                    F-4

Statements of Cash Flows - Years ended December 31, 1994, 1995 and 1996
     and January 7, 1993 (date of inception) through December 31, 1996                    F-5

Notes to Financial Statements - December 31, 1994, 1995 and 1996                          F-6




Report of Independent Certified Public Accountants


Board of Directors and Stockholders
SAC Technologies, Inc.


We have audited the accompanying balance sheets of SAC Technologies, Inc. (a Minnesota corporation in the development stage) as of December 31, 1995 and 1996 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996, and the period January 7, 1993 (date of inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SAC Technologies, Inc. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, and the period January 7, 1993 (date of inception) through December 31, 1996, in conformity with generally accepted accounting principles.


/s/   Divine, Scherzer & Brody, Ltd.



St. Paul, Minnesota
March 21, 1997



                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                                 BALANCE SHEETS


                                 ASSETS (note D)
                                                                                December 31,
                                                                           ------------------------
                                                                             1995           1996
                                                                           ---------      ---------
CURRENT ASSETS
     Cash and cash equivalents (note A2)                                   $   5,221      $  89,133
     Inventories (note A3)                                                     5,613        106,229
     Prepaid expenses                                                          4,657         10,487
                                                                           ---------      ---------

         Total current assets                                                 15,491        205,849

EQUIPMENT AND FURNITURE AND FIXTURES - AT COST, less
     accumulated depreciation (notes A4 and B)                                 6,415         41,936

OTHER ASSETS (notes A4, A5 and C)                                              2,233        157,478
                                                                           ---------      ---------

                                                                           $  24,139      $ 405,263
                                                                           =========      =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
     Notes payable (note D)                                                $ 142,000      $ 330,000
     Accounts payable (note H)                                                 6,304        219,254
     Accrued liabilities                                                       1,023         12,180
                                                                           ---------      ---------

         Total current liabilities                                           149,327        561,434

COMMITMENTS AND CONTINGENCIES (notes E, F and H)                                 -              -

STOCKHOLDERS' EQUITY (DEFICIT) (notes D and F)
     Common stock - authorized, 20,000,000 shares of $.01 par value
         Class A - issued and outstanding, 1,029,375 and 0 shares             10,294            -
         Class B - issued and outstanding, 1,029,375 and 0 shares             10,294            -
         Common stock - issued and outstanding, 0 and 2,508,750 shares           -           25,088
     Additional contributed capital                                              -          900,005
     Deficit accumulated during the development stage                       (145,776)      (969,264)
     Unearned compensation (note A4)                                             -         (112,000)
                                                                           ---------      ---------
                                                                            (125,188)      (156,171)
                                                                           ---------      ---------
                                                                           $  24,139      $ 405,263
                                                                           =========      =========



        The accompanying notes are an integral part of these statements.




                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                January 7,
                                                                                                                1993 (date
                                                                                                               of inception)
                                                                      Years ended December 31,                   through
                                                            ---------------------------------------------       December 31,
                                                               1994             1995             1996             1996
                                                            -----------      -----------      -----------      -----------
Revenues (notes A1 and H)
     Jasper
         Reimbursed research and development                $    76,000      $   145,320      $       -        $   238,306
         Other services                                          31,000           83,751              -            114,751
     Technical support (note C)                                     -                -             32,000           32,000
                                                            -----------      -----------      -----------      -----------
                                                                107,000          229,070           32,000          385,057
Costs and other expenses (note H)
     Cost of other services and technical support                33,154           28,799           14,875           76,828
     Selling, general and administrative                         12,932           35,849          422,681          496,487
     Research and development (note A6)                          72,199          250,808          386,613          732,178
                                                            -----------      -----------      -----------      -----------
                                                                118,285          315,456          824,169        1,305,493
                                                            -----------      -----------      -----------      -----------
         Operating loss                                         (11,285)         (86,386)        (792,169)        (920,436)

Other income (expense)
     Interest income                                                -                -              4,288            4,288
     Interest expense                                               -                -            (35,607)         (35,607)
                                                            -----------      -----------      -----------      -----------
                                                                    -                -            (31,319)         (31,319)
                                                            -----------      -----------      -----------      -----------

         NET LOSS                                           $   (11,285)     $   (86,386)     $  (823,488)     $  (951,755)
                                                            ===========      ===========      ===========      ===========

Loss per common share (note A7)                             $       -        $      (.03)     $      (.33)     $      (.36)
                                                            ===========      ===========      ===========      ===========

Weighted average number of shares outstanding (note A7)       2,646,917        2,642,201        2,530,284        2,616,391
                                                            ===========      ===========      ===========      ===========



The accompanying notes are an integral part of these statements.



              SAC Technologies, Inc.
(a Corporation in the Development Stage)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (Notes D and F)

                                                                             Common Stock               Common Stock
                                                                       ------------------------    -----------------------
                                                                               Class A                     Class B
                                                                       ------------------------    ------------------------
                                                                         Shares        Amount        Shares        Amount
                                                                       ----------    ----------    ----------    ----------
     Sales of common stock January 7, 1993                               787,500    $    7,875       787,500    $    7,875
     Sale of common stock January 7, 1993
         at $.04 per share                                               337,500         3,375       337,500         3,375
     Contribution of services                                                -             -             -             -
     Net loss for the period from January 7, 1993
         (date of inception)
         through December 31, 1993                                           -             -             -             -
     Net loss for the year ended December 31, 1994                           -             -             -             -
                                                                      ----------    ----------    ----------    ----------
Balance as of December 31, 1994                                        1,125,000        11,250     1,125,000        11,250

     Redemption of director and officers common stock
         August 4, 1995 at $0 per share                                  (67,500)         (675)      (67,500)         (675)
     Sale of common stock August 4, 1995 at $.48 per share               236,250         2,363       236,250         2,363
     Redemption of common stock August 4, 1995 at $.47 per share        (168,750)       (1,688)     (168,750)       (1,688)
     Sale of common stock December 22, 1995 at $.34 per share             73,125           732        73,125           732
     Redemption of common stock December 22, 1995 at $.44 per share     (168,750)       (1,688)     (168,750)       (1,688)
     Net loss for the year ended December 31, 1995                           -             -             -             -
                                                                      ----------    ----------    ----------    ----------
Balance as of December 31, 1995                                        1,029,375        10,294     1,029,375        10,294

     Conversion of Class A and B common stock into common stock       (1,029,375)      (10,294)   (1,029,375)      (10,294)
     Issuance of detachable warrants on May 17, 1996,
         in connection with bridge financing arrangements,
         valued at $25,000, to purchase an aggregate of 50,000
         shares of common stock at $2.00 per share                           -             -             -             -
     Sales of common stock during June and July, 1996 at
         $2.00 per share, less offering costs of $124,663                    -             -             -             -
     Conversion of bridge notes plus accrued interest of
         $1,841 to common stock on June 28, 1996 at $2.00 per share          -             -             -             -
     Unearned compensation grant                                             -             -             -             -
     Compensation (note A4)                                                  -             -             -             -
     Net loss for the year ended December 31, 1996                           -             -             -             -
                                                                      ----------    ----------    ----------    ----------
Balance as of December 31, 1996                                              -      $      -             -      $      -
                                                                      ==========    ==========    ==========    ==========


                       (WIDE TABLE CONTINUED FROM ABOVE)

                                                                            COMMON STOCK
                                                                      -----------------------
                                                                         SHARES       AMOUNT
                                                                      ----------   ----------

     Sales of common stock January 7, 1993                                   -     $      -
     Sale of common stock January 7, 1993
         at $.04 per share                                                   -            -
     Contribution of services                                                -            -
     Net loss for the period from January 7, 1993
         (date of inception)
         through December 31, 1993                                           -            -
     Net loss for the year ended December 31, 1994                           -            -
                                                                      ----------   ----------
Balance as of December 31, 1994                                              -            -

     Redemption of director and officers common stock
         August 4, 1995 at $0 per share                                      -            -
     Sale of common stock August 4, 1995 at $.48 per share                   -            -
     Redemption of common stock August 4, 1995 at $.47 per share             -            -
     Sale of common stock December 22, 1995 at $.34 per share                -            -
     Redemption of common stock December 22, 1995 at $.44 per share          -            -
     Net loss for the year ended December 31, 1995                           -            -
                                                                      ----------   ----------
Balance as of December 31, 1995                                              -            -

     Conversion of Class A and B common stock into common stock        2,058,750       20,588
     Issuance of detachable warrants on May 17, 1996,
         in connection with bridge financing arrangements,
         valued at $25,000, to purchase an aggregate of 50,000
          shares of common stock at $2.00 per share                          -            -
     Sales of common stock during June and July, 1996 at
         $2.00 per share, less offering costs of $124,663                349,080        3,491
     Conversion of bridge notes plus accrued interest of
         $1,841 to common stock on June 28, 1996 at $2.00 per share      100,920        1,009
     Unearned compensation grant                                             -            -
     Compensation (note A4)                                                  -            -
     Net loss for the year ended December 31, 1996                           -            -
                                                                      ----------   ----------
Balance as of December 31, 1996                                        2,508,750   $   25,088
                                                                      ==========   ==========




                       (WIDE TABLE CONTINUED FROM ABOVE)

                                                                                              DEFICIT
                                                                                            ACCUMULATED
                                                                                ADDITIONAL   DURING THE
                                                                                CONTRIBUTED  DEVELOPMENT   UNEARNED
                                                                                  CAPITAL       STAGE    COMPENSATION     TOTAL
                                                                                  -------       -----    ------------     -----
     Sales of common stock January 7, 1993                                       $ (15,747)    $    -        $   -      $       3
     Sale of common stock January 7, 1993
         at $.04 per share                                                          18,250          -            -         25,000
     Contribution of services                                                       11,250          -            -         11,250
     Net loss for the period from January 7, 1993
         (date of inception)
         through December 31, 1993                                                     -        (30,596)         -        (30,596)
     Net loss for the year ended December 31, 1994                                     -        (11,285)         -        (11,285)
                                                                                 ---------    ---------    ---------    ---------
Balance as of December 31, 1994                                                     13,753      (41,881)         -         (5,628)

     Redemption of director and officers common stock
         August 4, 1995 at $0 per share                                              1,350          -            -            -
     Sale of common stock August 4, 1995 at $.48 per share                         220,274          -            -        225,000
     Redemption of common stock August 4, 1995 at $.47 per share                  (154,798)         -            -       (158,174)
     Sale of common stock December 22, 1995 at $.34 per share                       48,536          -            -         50,000
     Redemption of common stock December 22, 1995 at $.44 per share               (129,115)     (17,509)         -       (150,000)
     Net loss for the year ended December 31, 1995                                     -        (86,386)         -        (86,386)
                                                                                 ---------    ---------    ---------    ---------
Balance as of December 31, 1995                                                        -       (145,776)         -       (125,188)

     Conversion of Class A and B common stock into common stock                        -            -            -            -
     Issuance of detachable warrants on May 17, 1996,
         in connection with bridge financing arrangements,
         valued at $25,000, to purchase an aggregate of 50,000
         shares of common stock at $2.00 per share                                  25,000          -            -         25,000
     Sales of common stock during June and July, 1996 at
         $2.00 per share, less offering costs of $124,663                          570,006          -            -        573,497
     Conversion of bridge notes plus accrued interest of
         $1,841 to common stock on June 28, 1996 at $2.00 per share                179,999          -            -        181,008
     Unearned compensation grant                                                   125,000          -       (125,000)         -
     Compensation (note A4)                                                            -            -         13,000       13,000
     Net loss for the year ended December 31, 1996                                     -       (823,488)         -       (823,488)
                                                                                 ---------    ---------    ---------    ---------
Balance as of December 31, 1996                                                  $ 900,005    $(969,264)   $(112,000)   $(156,171)
                                                                                 =========    =========    =========    =========




The accompanying notes are an integral part of this statement.




SAC Technologies, Inc.
(a Corporation in the Development Stage)

STATEMENTS OF CASH FLOWS (Notes A2 and I)

                                                                                                                 January 7,
                                                                                                                 1993 (date
                                                                                                                of inception)
                                                                              Years ended December 31,            through
                                                                    ----------------------------------------     December 31,
                                                                         1994         1995           1996            1996
                                                                    -----------    -----------    -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
     Net loss                                                       $   (11,285)   $   (86,386)   $  (823,488)   $  (951,755)
     Adjustments to reconcile net loss to
          net cash used in operating activities:
              Depreciation (note A4)                                        -              509          3,226          3,735
              Amortization (note A4)
                  Warrants                                                  -              -            4,167          4,167
                  Unearned compensation                                     -              -           13,000         13,000
              Interest converted to common stock (note D)                   -              -            1,841          1,841
              Revenues realized due to offset of billings against
                  a stock repurchase (note F)                               -         (170,174)           -         (170,174)
              Acquired research and development (note H)                    -          117,000            -          117,000
              Contribution of services                                      -              -              -           11,250
              Change in assets and liabilities:
                  Inventories                                            (3,705)           (64)      (100,616)      (106,229)
                  Prepaid expenses                                          -           (4,657)        (5,830)       (10,487)
                  Accounts payable                                       10,028         (4,419)       212,950        219,254
                  Accrued liabilities                                     1,479           (480)        11,157         12,180
                                                                    -----------    -----------    -----------    -----------
                                                                          7,802        (62,285)       139,895         95,537
                                                                    -----------    -----------    -----------    -----------

                           Net cash used in operating activities         (3,483)      (148,671)      (683,593)      (856,218)
Cash flows from investing activities
     Capital expenditures                                                   -           (6,924)       (38,747)       (45,671)
     Security deposits                                                      -           (2,233)        (2,650)        (4,883)
     Patents and trademarks                                                 -              -           (4,534)        (4,534)
                                                                    -----------    -----------    -----------    -----------


                      Net cash used for investing activities                -           (9,157)       (45,931)       (55,088)

Cash flows from financing activities
     Net borrowings under short-term
         borrowing agreements                                               -           25,000        188,000        213,000
     Issuance of convertible bridge notes                                   -              -          175,000        175,000
     Issuance of warrants                                                   -              -           25,000         25,000
     Sales of common stock                                                  -          275,000        573,497        873,500
     Redemption of common stock                                             -         (138,000)           -         (138,000)
     Deferred offering costs                                                -              -         (148,061)      (148,061)
                                                                    -----------    -----------    -----------    -----------


                      Net cash provided by financing activities             -          162,000        813,436      1,000,439
                                                                    -----------    -----------    -----------    -----------


                      Net increase (decrease) in cash                    (3,483)         4,172         83,912         89,133

Cash and cash equivalents at beginning of period                          4,532          1,049          5,221            -
                                                                    -----------    -----------    -----------    -----------


Cash and cash equivalents at end of period                          $     1,049    $     5,221    $    89,133    $    89,133
                                                                    ===========    ===========    ===========    ===========



The accompanying notes are an integral part of these statements.


                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1994, 1995 and 1996


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

         Nature of Business

         SAC Technologies, Inc. was incorporated in Minnesota in January 1993 to develop real time, stand-alone systems capable of identifying individuals through automated fingerprint analysis for use in controlling access to resources, information and facilities. The Company is a development stage enterprise that conducts its operations from Minnesota and Las Vegas.

         From inception through most of 1996, the Company's development efforts which by agreement (see note H) were to be funded by Jasper Consulting, Inc. ("Jasper"), were principally focused on the development of its fingerprint identification and analysis products. Jasper was a stockholder of the Company from inception through December 1995. In the second half of 1996, the Company began shifting its principal focus from development to marketing and sales of its products. Broad commercial acceptance of the Company's products by customers and end users is critical to the Company's success and ability to generate revenues. The Company has limited sales to date and has a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development. Although, the Company believes operating losses may continue, the Company believes its available capital resources are adequate to fund operations at least through December 31, 1997.

         The Company also completed development of a product which provides for basic personal computer functions and Internet access via a wireless keyboard and a conventional television set (the "Set Top Box"). However, the Company does not believe that promotion and marketing of the "Set Top Box" is within its focus and, accordingly, conveyed the technology in exchange for a 50% ownership interest in the initial equity of Inter-Con/PC, Inc. ("Inter-Con"), a development stage company, during October 1996. See note C for additional information.

         Summary of Significant Accounting Policies

         A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

         1.   Revenue Recognition

         Revenue is recognized from product sales and services when a product is shipped or the services are provided, the sales price is fixed, and when collection is considered probable. Where collectibility is considered doubtful, revenue is recognized on the basis of cash received (see note H).

         2.   Cash and Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash balances in four financial institutions in Minnesota and Nevada.

         3.   Inventories

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

         4.   Depreciation and Amortization

         Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated services lives of five years using the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. Deferred income taxes are provided for these differences.

         Amortization of the discount on debt issuance is provided for on the interest method over the term of the debt. Amortization of finance costs is provided over the respective term of the debt agreement.

         Costs associated with patents and trademarks are capitalized, and upon issuance or approval, are amortized over sixty months or the remaining life of the patent or trademark, whichever is shorter. If the patent or trademark issuance approval is denied, the costs will be expensed at that time.

         Unearned compensation related to non-employee stock options is amortized to expense over the vesting period of the stock options. Forfeitures of nonvested options are recognized during the period the forfeitures occur.

         5.   Other Assets

         Deferred offering costs consist of legal fees and related expenses in connection with the Company's initial public offering of common stock. Such amounts will be reflected as an offset to the gross proceeds received from this offering (see note F).

         The Company's investment in the common stock of Inter-Con/PC, Inc. is accounted for at cost plus equity in undistributed earnings (loss) since the date of acquisition.

         6.   Research and Development Expenditures

         All costs related to development of new products are charged to expense as incurred. Such costs are required to be expensed until technological feasibility and proven marketability of the product are established. There have been no costs capitalized post technological feasibility.

         7.   Loss per Common Share

         Loss per common share is determined by dividing the net loss by the weighted average number of shares of common stock and common stock equivalents outstanding.

         Under Securities and Exchange Commission rules for initial public offerings, common stock equivalents for all periods presented include shares sold or options or warrants granted within twelve months prior to the date of the Company's initial public offering (February 14, 1997) at per share prices less than that of the initial public offering ($6.00 per share) even if the impact is antidilutive.

         8.   Income Taxes

         The Company provides for income taxes based on income reported for financial reporting purposes. Certain charges to earnings differ as to timing from those deducted for tax purposes; these relate primarily to revenue recognition and net operating loss carry forwards. The tax effect of these differences are recorded as deferred income taxes.

         9.   Accounting for Stock Based Compensation

         During 1996, the Company implemented the disclosure requirements of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the Company will continue to account for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," (APB 25) and will provide pro forma disclosures of net loss and loss per share as if the fair value basis method prescribed in SFAS 123 had been applied in measuring compensation expense.

         Pursuant to APB 25, no accounting recognition is given to employee stock options issued at fair market value or greater until they are exercised, at which time the proceeds are credited to the capital accounts. With respect to non-statutory compensatory options, the Company may recognize a tax benefit upon exercise of these options in an amount equal to the excess of the fair market value of the common stock over the option price on the day of the exercise. With respect to incentive stock options, tax benefits arising from disqualifying dispositions are recognized at the time of disposition. Tax benefits related to stock options are credited to additional contributed capital.

         10.  Use of Estimates

         In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B - EQUIPMENT AND FURNITURE AND FIXTURES
                                                    December 31,
                                              ------------------------
                                                1995           1996
                                              --------        --------
         Equipment                            $  6,924        $ 43,320
         Furniture and Fixtures                    -             2,351
                                              --------        --------
                                                 6,924          45,671
         Accumulated depreciation                 (509)         (3,735)
                                              --------        --------

                                              $  6,415        $ 41,936
                                              ========        ========


NOTE C - OTHER ASSETS

                                                    December 31,
                                              ------------------------
                                                1995           1996
                                              --------        --------
         Deferred offering costs         $         -          $148,061
         Security deposits                       2,233           4,883
         Patents                                   -             4,534
         Investment in affiliate (see below)       -               -
                                              --------        --------

                                              $  2,233        $157,478
                                              ========        ========

         During October 1996, the Company contributed its "Set Top Box" technology to Inter-Con for a 50% ownership interest in the initial equity of Inter-Con. Inter-Con is a development stage enterprise founded in June 1996 to market and distribute the "Set Top Box" and related products.

         Costs associated with the development of the "Set Top Box" technology prior to contribution have been expensed as research and development costs since the technology had not reached technological feasibility and proven marketability as of the date of transfer. Accordingly, the Company's capitalized cost basis in the technology as of the date of contribution was $0. Equity in undistributed net losses of Inter-Con since acquisition approximated $100,000 as of December 31, 1996.

         The Company will receive a 2% royalty on sales of Inter-Con through November 2002 or until Inter-Con becomes a public company, as defined. The Company has also entered into a technical support agreement with Inter-Con for a fee of up to $20,000 per month. The technical support agreement expires October 31, 1999, however, it is subject to three successive one year periods at Inter-Con's option. During the year ended December 31, 1996, no royalties were earned and $32,000 of technical support fees were recognized and collected.

NOTE D - NOTES PAYABLE

                                                                    December 31,
                                                               ---------------------
                                                                 1995         1996
                                                               --------     --------
         Revolving line of credit                             $      -      $213,000
         Non-interest bearing demand note payable to
              stockholder with interest imputed at 8%;
              collateralized by a $117,000 receivable from
              Jasper (note H)                                   117,000      117,000
         Unsecured note payable to stockholder bearing
              interest at 9%                                     25,000          -
                                                               --------     --------

                                                              $ 142,000     $330,000
                                                              =========     ========


         The Company entered into a revolving line of credit agreement with a bank during January 1996, as amended during December 1996 and February 1997. The agreement provides for borrowings of up to $250,000 at 1% above the prime rate of interest (effective rate of 9.25% at December 31, 1996), the note matures in January 1998. The agreement requires paydown of outstanding balances to $100 for thirty days during the year. The note is collateralized by substantially all assets and is guaranteed by three stockholders.

         In connection with issuance of $200,000 of 8% convertible bridge notes in May 1996, the Company issued warrants to purchase 50,000 shares of common stock (see note F). A total of $25,000 was assigned as the value of the warrants and a corresponding $25,000 discount on debt issuance was recorded.

         During June 1996, the convertible bridge note holders converted the bridge notes and $1,841 of related accrued interest at $2.00 per share into 100,920 shares of common stock. In connection with this conversion, the unamortized discount on convertible bridge notes of $20,833 was also transferred to stockholders' equity.

         During February 1997, all outstanding notes payable were paid.

NOTE E - COMMITMENTS AND CONTINGENCIES

         Lease Agreements

         The Company operates from leased facilities under noncancelable operating leases that expire during August 1998 for its Minnesota location and February 2000 for its Nevada location. The Company pays for property taxes, maintenance, insurance, and other occupancy expense applicable to the leased premises.

         Minimum rental commitments of non-cancelable operating leases are approximately as follows:

              Year ending December 31,
                  1997                                       $       55,000
                  1998                                               51,000
                  1999                                               36,000
                  2000                                                6,000
                                                             --------------

                                                             $      148,000
                                                             ==============
         Rental expense was as follows:

              Year ended December 31,
                  1994                                       $        6,000
                  1995                                               11,094
                  1996                                               24,571

              January 7, 1993 (date of inception) through
                  December 31, 1996                                  41,665

         Employment Agreements

         The Company has employment agreements with five individuals. The employment agreements contain non-compete clauses that prohibit the employees from being employed by a competitor of the Company. The non-compete clause is in effect for two years for voluntary terminations and three years for terminations with cause. In the event of "constructive termination", as defined, the agreements provide each employee with up to five years salary (as of December 31, 1996) reduced by one month for each month thereafter until December 31, 2001, at which time the amount of severance is two years. As of December 31, 1996, the aggregate commitment approximates $1,560,000.

NOTE F - STOCKHOLDERS' EQUITY

         Initial Public Offering

         During February and March 1997, the Company completed an initial public offering of 1,210,000 shares of its common stock at $6.00 per share resulting in gross proceeds of $7,260,000 before deduction of offering expenses.

         Authorized Capital and Stock Split

         Originally, the Company authorized 1,000,000 shares of capital stock. The Company's Class A and Class B common stock were identical in all terms except the Class A stock has voting privileges. In April 1996, the articles of incorporation were amended and restated to authorize 20,000,000 shares of $.01 par value common stock. The existing shares of Class A and Class B common stock were converted into the new $.01 par value common stock. Concurrently, the Company declared a nine for two stock split in the form of a stock dividend. The 1994 and 1995 financial statements and accompanying notes have been restated for the changes in the authorized capital stock and the stock split.

         During August 1995, the Company reacquired 67,500 shares each of Class A and Class B common stock at no cost from its then existing stockholders. Additionally, the Company reacquired all of the Company's common stock held by Jasper during August and December 1995 for total cash consideration of $138,000, plus a $170,174 non-cash reduction in amounts billed to Jasper for research and development (note H).

         1996 Stock Option Plan

         During May 1996, the Board of Directors and stockholders of the Company adopted the 1996 Stock Option Plan (the Plan). Under the Plan, 375,000 shares of common stock are reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 100% of fair market value for incentive stock options and 85% for all others. Pursuant to the Plan, the term of incentive stock options and nonstatutory stock options granted may not exceed ten years. Options issued under the Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined, all options outstanding vest immediately and are exercisable for their remaining terms. The Plan terminates in May 2006.

         The Plan contains a director option formula arrangement. Pursuant to the formula arrangement, each non-employee director, upon election to the board of directors, will be granted options to purchase shares of common stock equal to 25,000 multiplied by a percentage, the numerator is the total months remaining between grant date and May 2001 and the denominator is 60 months. The formula arrangement is reset every five years (again in May 2001) whereby the numerator becomes the number of months remaining between grant date and May 2006. The options vest annually during May at 5,000 shares per year except the first partial year vested amount represents that portion applicable to one twelfth of the total number of months from grant date to the following May.

         1996 Stock Option Plan

         During July 1996, the Company issued 173,000 options to employees and consultants at a weighted average exercise price of $2.23 per share. As of December 31, 1996, all of the options remain outstanding and none of the options are exercisable; the exercise prices of the options range from $2.00 to $2.25 per share; and the weighted average remaining contractual life of the options is 6.58 years. The estimated fair value of the options granted during 1996 was $144,000.

         The estimated fair value of the options granted to consultants was $125,000. Initially, the total market value of the options is treated as unearned compensation and is charged to expense over the respective vesting periods.

         Option Proforma Information

         Had compensation cost for the Company's stock option plans been determined at the grant date for stock options awarded pursuant to the fair value method prescribed by SFAS 123 (see note A9), the Company's net loss and net loss per share for the year ended December 31, 1996 and the period January 7, 1993 (date of inception) through December 31, 1996 would have been $842,488 and $.33, and $970,755 and $.37, respectively. Proforma information for the year ended December 31, 1995 is not presented as there were no stock options awarded during this period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 1996: (a) no dividends;
         (b) expected volatility of 0%; (c) risk free interest rates of 6%; and
         (d) expected lives of four years.

         Warrants

         The Company issued warrants to purchase shares of common stock to convertible bridge note holders in May 1996 and to Tuschner & Company ("Agent") in September 1996 in connection with the Company's July 1996 private stock offering. Warrant activity is summarized as follows:

                                                                                                       Exercisable
                                                                          Price                              at
                                                                           per          Expiration       December
                                                       Outstanding        share             date         31, 1996
                                                       -----------    --------------   --------------  ----------
         Balance December 31, 1995                          -         $      -                 -               -
              Granted to bridge noteholders A-E          43,750             2.00            1999          43,750
              Granted to bridge noteholder F              6,250             6.00            1999           6,250
              Granted to Agent                           41,639             6.00            2001             -
                                                         ------                                           ------

         Balance December 31, 1996                       91,639                                           50,000
                                                         ======                                           ======

         Exercised through December 31, 1996                -
                                                         ======

         In connection with the Company's initial public offering (see above), the Agent received a five-year warrant to purchase 44,469 shares of common stock at an exercise price of $7.20 per share. The warrant is exercisable from February 1998 through February 2002. Additionally, in connection with the above, the Agent and a warrant holder consented to adjust the exercise price of their existing warrants to purchase 41,639 and 6,250 shares of common stock from $2.40 and $2.00 per share to $6.00 per share, respectively. All Agent warrants have certain demand registration rights.

         During December 1996, the Company agreed to issue warrants to a consultant to purchase 12,500 shares of common stock at $6.00 per share. The warrants are exercisable for seven years.

NOTE G - INCOME TAXES

         Deferred taxes consist of the following:

                                                    December 31,
                                              ------------------------
                                                 1996           1995
                                              ---------      ---------
         Revenue recognition                  $ 157,000      $  30,000
         Net operating loss carryforwards       209,000          3,000
                                              ---------      ---------
                                                366,000         33,000
         Less valuation allowance              (366,000)       (33,000)
                                              ---------      ---------

                                              $      -       $      -
                                              =========      =========

         Valuation allowances have been recorded due to uncertainty of realization of deferred tax assets principally due to the development stage nature and operating loss history of the Company. However, the valuation allowances could be reduced or eliminated based on future earnings and future estimates of taxable income.

         As of December 31, 1996, the Company had federal and Minnesota net operating loss carryforwards of approximately $544,000. These operating losses expire between 2008 and 2011. Net operating loss carryforwards available to offset future taxable income may be subject to the limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company.

NOTE H - RELATED PARTY TRANSACTIONS

         Research and Development Arrangement With Jasper

         The Company's more significant current product offerings incorporate the Company's "Optic Technology" and "Biometric Solution" with "FIDS Technology". The "FIDS Technology" was developed by the Company for Jasper. The Company has licensed the "FIDS Technology" from Jasper. The Company has a world-wide license agreement with Jasper for use of the FIDS technology in all markets except for financial services, law enforcement, national identification systems, and personal identification systems for government and medical applications, which market rights belong to Jasper. In addition, Jasper has a world-wide license agreement with the Company for use of the "Optic Technology" and "Biometric Solution" technology within Jasper's above described markets.

         Jasper agreed to fund research and development for the Company's products from inception through April 1996 principally in consideration of an assignment of the patent rights to the "FIDS" Technology. Research and development funding after this date was the responsibility of the Company. The Company maintains the patent rights to the non-"FIDS" technologies.

         The Company has billed various amounts for reimbursement under the development arrangement with Jasper. Jasper has not paid the majority of these billings. The Company believes Jasper does not have the financial wherewithal to pay for such amounts. The Company has an agreement with Jasper, whereby the Company may offset future product royalties (see below) due to Jasper, if any, against outstanding billings. The Company may also charge an additional $800 for each product manufactured by the Company for Jasper.

         The Company has sold no products which would require payment of royalties to Jasper. The Company has no orders to manufacture products on behalf of Jasper. No assurance can be given that future sales subject to payment of royalty to Jasper or orders to manufacture products on behalf of Jasper will occur in amounts sufficient to offset the uncollected billings, if at all. Therefore, realizability of outstanding billings to Jasper are not assured and have not been recognized. Should outstanding billings to Jasper be collected in the future, they will be reflected in income upon receipt.

         The following summarizes outstanding billings to Jasper:


                                                 December 31,
                                             ---------------------
                                               1995         1996
                                             --------     --------
         Research and development
              Optics technology (note D)     $117,000     $117,000
              Other                               -        290,000
                                             --------     --------

                                             $117,000     $407,000
                                             ========     ========

         Total costs incurred pursuant to the development arrangement with Jasper were as follows:

              Year ended December 31,
                  1994                                        $       72,199
                  1995                                               236,891
                  1996                                                72,471

              January 7, 1993 (date of inception) through
                  December 31, 1996                                  404,118

         FIDS License Agreement With Jasper

         The following are the more significant terms and conditions of the FIDS license arrangement with Jasper:

              * The Company and Jasper have the exclusive world wide license rights to each others technologies, as defined (see note A).

              * The Company is to pay a $30.50 per unit royalty to Jasper for all sales made by the Company of products utilizing the "FIDS Technology".

              * The Company is to receive a $30.00 per unit royalty from Jasper for sales made by Jasper of products utilizing the "FIDS Technology".

              * Jasper receives all rights to future modifications or improvements made by the Company to the "FIDS Technology".

              * The Company may not sell, assign, or transfer its "FIDS Technology" or grant sublicenses without consent of Jasper. In the event of sale, assignment, transfer, or sublicense of "FIDS Technology" by the Company, 42% of any sales proceeds are required to be remitted to Jasper and 10% to be retained to fund ongoing development. Additionally, in the event of sale, assignment, transfer, or sublicense of "FIDS Technology" by Jasper, 42% of any sales proceeds are required to be remitted to the Company, with 10% of such amount to be utilized to fund ongoing development.

              * The term of the agreement expires the later of April 2016 or the date of the last patent to expire (as of December 31, 1996 no patents were issued, and none can be assured of being issued).

         There was no royalty income or expense during the periods presented.

         Other Transactions or Agreements With Jasper

         The Company has the exclusive right to manufacture certain products sold by Jasper during the term of the license agreement discussed above. Repayment of amounts due are subject to 45 day payment terms.

         Total accounts payable to Jasper were $6,304 as of December 31, 1995.

         Other Transactions

                                                                                                 January 7,
                                                                                                 1993 (date
                                                                                                of inception)
                                                         Years ended December 31,                 through
                                            ------------------------------------------------    December 31,
                                                 1994             1995              1996           1996
                                            --------------    -------------     ------------   ---------------

         Revenues from Jasper               $      107,000    $     229,070     $         -      $    353,057
         Revenues from Inter-Con
              (see note C)                             -                -              32,000          32,000
         Purchase of optics technology
              (see below)                              -            117,000               -           117,000
         Purchase of component parts
              from a company owned by
              a stockholder                            -                -              21,434          21,434
         Payments for rent, assembly, and
              computer aided design services
              from an affiliate                     48,893           22,156               -            77,049
         Equipment purchased from
              stockholder                              -              5,000               -             5,000

         During August 1995, the Company purchased certain elements of its "Optic Technology" from an individual who also purchased common stock of the Company. The total purchase price of $117,000 was agreed to be reimbursed by Jasper. See note D for information on related party notes payable.

NOTE I - SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

                                                                                                      January 7,
                                                                                                      1993 (date
                                                                                                     of inception)
                                                         Years ended December 31                      through
                                             ------------------------------------------------        December 31,
                                                 1994             1995              1996                1996
                                             -------------    -------------     -------------    -----------------
         1.   Cash Paid for Interest
              Expense and Income
              Taxes
                  Interest                  $          -      $         -       $         -      $              -
                  Income taxes                         -                -              24,564                24,564

         2.   Noncash Financing
              Activities
                  Common stock
                      repurchases                      -            170,174               -                 170,174
                  Conversion of bridge
                      notes into
                      common stock                     -                -             179,167               179,167

NOTE J - FAIR VALUES OF FINANCIAL INSTRUMENTS

         The financial statements include various estimated fair value information as of December 31, 1995 and 1996 as required by FASB Statement 107. Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company. All material financial instruments as of December 31, 1995 and 1996 for which it is practicable to estimate the value, approximated fair value because of the short maturity of those instruments.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Certain information about the Company's executive management and members of the Board of Directors is presented in the table below.

         DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES
                                                                       DIRECTOR
NAME                      AGE      POSITIONS HELD                      SINCE
----                      ---      --------------                      -----

Barry M. Wendt (1)        49       Chief Executive Officer, Chairman
                                   of the Board                        1993

Richard T. Fiskum (1)     46       President, Director                 1995

Gary E. Wendt (1)         55       Chief Financial Officer, Director   1993

Benedict A. Wittig (1)    54       Secretary, Director                 1993

Timothy N. Tracey         42       Chief Operating Officer
------------------------------

(1)  Member of the Committee for the 1996 Stock Option Plan

BARRY M. WENDT, Chief Executive Officer and Chairman of the Board since inception of the Company, manages engineering and marketing. From 1993 to 1994 Mr. Wendt also acted as the part-time and temporary Chief Executive Officer of Esprit Technologies, Inc., a computer manufacturer which produced high speed PCs marketed primarily to government and industry in the Midwest. From 1988 to 1995 Mr. Wendt worked for (and was the CEO from 1992 to 1995 of) The Technology Congress, Ltd., a service bureau which supported primarily Fortune 500 companies in CAD/CAM/CAE laser plotting, scanning, and electrical testing with emphasis on photo-tooling for the fabrication industry. The Technology Congress, Ltd. filed for protection under Chapter 11 of the United States Bankruptcy Code in August, 1994 and was ultimately liquidated under Chapter 7 of the Bankruptcy Code in July, 1995. From 1985 to 1988 Mr. Wendt was the President and owner of BMW Research, a sole proprietorship specializing in the independent research and development of contract design of electronic products. Mr. Wendt was President of Custom Computer Systems, Inc., a company specializing in the design, manufacture, and sale of small business computer systems. Mr. Wendt received a Bachelor of Science degree in Electronic Engineering from Florida International University, a diploma in RF and Consumer Electronic systems from the De Vry Institute of Technology, and an Associate of Science in Electronic Engineering from Gulf Coast Community College. Mr. Wendt is the brother of Gary E. Wendt, Chief Financial Officer and a Director of the Company.

RICHARD T. FISKUM, President, and a Director since August, 1995, manages and has an active role in the development of imaging systems and oversees and directs all manufacturing operations. From 1980 to 1996, Mr. Fiskum was Chief Executive Officer of Industrial Research and Development, Inc., an enterprise wholly owned by Mr. Fiskum specializing in prototype to production process development and manufacturing of precision glass, ceramic, and plastic components and assemblies for industrial and medical applications. From 1975 to 1980 he was a Vice President of Litchfield Precision Components, Inc., a manufacturer of chemically milled glass and metal components. Mr. Fiskum attended Moorhead State University where he studied physics, chemistry, mathematics, and computer science.

GARY E. WENDT, Chief Financial Officer and a Director of the Company since inception, prepares the Company's financial reports and administers accounting operations. From 1993 to 1994 Mr. Wendt was Treasurer and Chief Financial Officer of Esprit Technologies, Inc., a computer manufacturer which produced high speed PCs and marketed primarily to government and industry in the Midwest. From 1988 to 1995 he was Secretary-Treasurer and Chief Financial Officer of The Technology Congress, Ltd. The Technology Congress, Ltd. filed for protection under Chapter 11 of the United States Bankruptcy Code in August, 1994, and was ultimately liquidated under Chapter 7 of the Bankruptcy Code in July, 1995. From 1979-1985 Mr. Wendt was a systems analyst for Custom Computer Systems, Inc. Mr. Wendt attended Metropolitan State University, North Hennepin Community College, and the Academy of Accountancy where he was certified in public accounting. Mr. Wendt is not a Certified Public Accountant. Mr. Wendt is the brother of Barry M. Wendt, Chief Executive Officer and Chair of the Board of the Company.

BENEDICT A. WITTIG, Director of Systems Software, Secretary and a member of the Company's Board of Directors since inception, manages all software projects and is actively involved in software development. From 1993 to 1994 Mr. Wittig was a Systems Software Manager for Esprit Technologies, Inc., a computer manufacturer which produced high speed PCs and marketed primarily to government and industry in the Midwest. From 1983 to 1993, Mr. Wittig was an independent software developer specializing in software systems for processor controlled hardware. Prior to 1983, he worked as Staff Systems Programmer for Northern Telecom, Inc. and as Diagnostic Programmer for Control Data Corporation. Mr. Wittig received both a Master of Science in Electronic Engineering and a Bachelor of Science in Electronic Engineering from the University of Missouri.

TIMOTHY N. TRACEY, Chief Operating Officer, has been recently hired to manage the operations of the Company as well as assist in finance matters. From 1994 to 1996, Mr. Tracey served as Vice President - Currency Handling Systems of Lefebure, Inc., a manufacturer of currency handling systems and security equipment. From 1991 to 1993, Mr. Tracey was President and Founder of National Payment Corporation which provides on-line electronic payment services to small and medium sized businesses. From 1989 to 1991, Mr. Tracey was President and Founder of Barrington Corporation which specialized in electronic funds transfer for smaller financial institutions. From 1988 to 1989, Mr. Tracey served as Director of New Business Development for Microrim, Inc., a personal computer database software company. From 1980 to 1988, Mr. Tracey was Senior Marketing Manager of Honeywell, Inc. From 1976 to 1978, Mr. Tracey was a Overseas Operations Manger for AT&T Long Lines. Mr. Tracey received a Masters in Business Administration from Harvard Business School and a Bachelor of Arts from Columbia University.

All of the foregoing individuals have executed employment agreements and noncompetition letters containing nondisclosure obligations and, except as prohibited by law, the obligation to assign to the Company all ideas and inventions which relate indirectly or directly to the Company's business.

               COMMITTEES OF THE BOARD OF DIRECTORS

The Board has a Committee for administration of its 1996 Stock Option Plan (the "Plan"), composed of four of the current officers and directors which (i) administers the Plan; (ii) determines the purchase price of the common stock covered by each option; determines the persons to whom and the time or times at which options or stock awards shall be granted pursuant to the Plan; (iii) determines the number of shares subject to each option or stock award granted under the Plan; and (iv) authorizes and directs the issuance of the common shares upon stock awards and the exercise of options granted pursuant to the Plan.

All directors, officers and beneficial owners of more than ten percent of the Company's Common Stock registered pursuant to section 12 have complied with
Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain summary information for the past three years ended December 31, 1994, December 31, 1995 and December 31, 1996 concerning executive compensation paid or accrued by the Company to the Company's Chief Executive Officer. Other than as listed below, no executive officers salary and bonus compensation for 1996 exceeded $100,000.


                           SUMMARY COMPENSATION TABLE


                                                                                                 LONG TERM
                                               ANNUAL COMPENSATION                           COMPENSATION AWARDS
                                               -------------------                           -------------------

                                FISCAL                                                     SECURITIES UNDERLYING
NAME AND PRINCIPAL               YEAR           SALARY         BONUS         OTHER                  OPTIONS
------------------               ----           ------         -----         -----                  -------
POSITION
--------

Barry M. Wendt                   1996           $97,672           --         $7,614                None

(Chief Executive Officer)        1995            40,584           --          1,621                None

                                 1994            17,533           --           --                  None

Other Compensation includes group health insurance premiums and a vehicle allowance. Additional columns required by Securities and Exchange Commission rules to be included in the foregoing table, and certain additional tables required by such rules, have been omitted because no compensation required to be disclosed therein was paid or awarded to the Named Executive Officer.

       OUTSIDE DIRECTOR COMPENSATION

Members of the Board have received no cash compensation for serving on the Board. Pursuant to the Company's 1996 Stock Option Plan, each future non-employee Director will receive options to purchase 25,000 shares of common stock which will vest 20% annually for five years. Five years after the initial grant of an option to a non-employee director, and every fifth year thereafter, non-employee directors who remain on the Board shall automatically be granted additional options to purchase 25,000 shares of Common Stock which shall vest 20% on May 1 of each year over a period of five years. All options granted to non-employee directors shall have an exercise price equal to 100% of the fair market value of a share of the Company's Common Stock which, if the stock is listed on an exchange or traded over-the-counter, shall be equal to the average of the reported bid and asked prices as of the date of valuation determination.

       1996 STOCK OPTION PLAN

The Company's Board of Directors and shareholders adopted the 1996 Stock Option Plan on May 1, 1996 (the "Stock Option Plan"). The Stock Option Plan provides for the reservation of 375,000 shares of Common Stock for issuance pursuant to the exercise of stock options which may be granted to employees, officers, directors and consultants of the Company, and permits granting both incentive stock options (as defined under Section 422 of the Code) and options which do not qualify as incentive stock options ("nonqualified stock options").

The Plan is administered by a committee appointed by the Board of Directors of the Company (the "Committee"). The Committee, by action of a majority of its members, has the authority to establish rules for administering and interpreting the Plan. The Committee has the authority to select individuals to whom awards are granted and the timing of such awards; to adopt, amend, and rescind administrative and interpretive rules and regulations relating to the Plan; and to make all other determinations necessary or advisable for administering the Plan. The committee shall be under no duty to provide terms of like duration for options granted under the Plan, but the term of an incentive stock option may not extend more than ten (10) years from the date of granting of such option.

The Stock Option Plan also provides for the acceleration of the vesting of unvested options upon a "Change of Control" of the Company. A Change of Control is defined in the Stock Option Plan to include (i) a sale or transfer of substantially all of the Company's assets; (ii) the dissolution or liquidation of the Company; (iii) a merger or consolidation to which the Company is a party and after which the prior shareholders of the Company hold less than 50% of the shares of the surviving entity; (iv) if any person becomes a "beneficial owner" of more than 50% of the combined voting power of the Company's outstanding securities; (v) the incumbent directors cease to constitute at least a majority of the Board; or (vi) a change in control of the Company which would otherwise be reportable under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended.

The exercise price per share of stock purchasable under any incentive stock option granted pursuant to the Stock Option Plan will be determined by the Committee, but shall not be less than 100% of the fair market value of the stock on the date of the grant of such option. The option price for options granted under the Stock Option Plan which do not qualify as incentive stock options shall also be determined by the Committee, but may not be less than 85% of the fair market value of the Common Stock at the date of granting of such option.

No option granted under the Plan is transferable by an optionee, other than by will or the laws of descent or distribution. With few exceptions, during the lifetime of an optionee the option shall be exercisable only by such optionee.

The foregoing is a brief summary of the provisions of the Plan and does not purport to be a complete statement of its respective terms and conditions.

        EMPLOYMENT AND CONSULTING AGREEMENTS

On May 10, 1996, the Company entered into a five-year Employment Agreement with four of the Company's officers: Barry M. Wendt, Chief Executive Officer; Richard
T. Fiskum, President; Benedict A. Wittig, Secretary; and Gary E. Wendt, Chief Financial Officer. The terms of the Employment Agreements for each of the above individuals are substantially the same, with differences only as to base salary. Each officer and director may be terminated only for "cause" as that term is defined in the Employment Agreements. In the event of termination without cause, each employee with severance for the greater of (1) the number of years or portions thereof are remaining between May 10, 1996 and December 31, 2001 or (2) two years. The Employment Agreements also contain confidentiality obligations and incorporate a Non-Competition Letter. The Non-Competition Letter prohibits these individuals from competing with the Company for a period of three years if the Company terminates the employment of any one of the said individuals for cause, and a period of two years if any individual voluntarily terminates employment. In the event of a "constructive termination" as defined in the Employment Agreements, including such matters as an adverse change in an employee's status or position in the Company, a reduction of such employee's base salary other than for austerity purposes, or the breach by the Company of any of its other contractual obligations for other than austerity reasons, the employee's noncompetition obligations lapse, and the employee's salary will be continued for up to two years. Except as may be prohibited by law, during the term of the Employment Agreements, each of the said employees are obligated to disclose and assign to the Company all ideas, inventions and business plans developed by each of them which relate directly or indirectly to the Company's business.

On March 24, 1997, the Company entered into an Employment Agreement (which expires on March 24, 2002) with Timothy N. Tracey, Chief Operating Officer. Under the terms of the Employment Agreement, Mr. Tracey may be terminated for "cause," as that term is defined in the Employment Agreement, or without "cause" at any time upon ninety (90) days prior written notice. In the event of involuntary termination without "cause" or "constructive termination" as defined in the Employment Agreement, including such matters as an adverse change in Mr. Tracey's status or position in the Company, a reduction of his base salary other than for austerity purposes, or the breach by the Company of any of its other contractual obligations for other than austerity reasons, Mr. Tracey's salary will be continued for up to one year (two years in the case of a merger or acquisition). The Employment Agreement also contains confidentiality obligations and incorporates a Non-Competition Letter.

       OTHER EMPLOYEE BENEFITS

Each officer and director of the Company receives a vehicle allowance of $300 per month. The Company provides standard health insurance packages to its officers, directors and employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the information as of March 26, 1997, regarding beneficial ownership of the Company's common stock for (i) all directors and each executive officers named in the Summary Compensation table set forth in "Executive Compensation," (ii) all directors and executive officers as a group and (iii) each person known by the Company to be the beneficial owner of 5% or more of the outstanding shares of common stock of the Company.


Title of Class         Name and Address of Beneficial     Amount and Nature of             Percent of Class
                       Owner                              Beneficial Ownership


Common Stock           Barry M. Wendt(1)                        618,750                         16.64
                       7201 York Avenue South
                       Apartment 211
                       Edina, MN  55435


Common Stock           Richard T. Fiskum                        618,750                         16.64
                       28690 - 660th Avenue
                       Litchfield, MN  55355


Common Stock           Gary E. Wendt                            202,500                          5.45
                       3738 St. Phillip Court
                       North Las Vegas, NV 89031


Common Stock           Benedict A. Wittig                       618,750                         16.64
                       10264 Scarborough Circle
                       Bloomington, MN  55432


Common Stock           All above officers and                  2,058,750                        55.36
                       Directors as a group (4
                       persons)

-----------------------------------

(1) Barry M. Wendt also maintains a residence at 9708 Park Brook Avenue, Las Vegas, Nevada 89134.

No arrangements currently exist with the Company which may result in a change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 4, 1995, Barry M. Wendt and Benedict A. Wittig, officers and directors of the Company, each received 618,750 shares of the Company's Class A and Class B common stock in a recapitalization of their previous equity interests in the Company. Concurrently, Gary E. Wendt, a third officer and director, received 202,500 shares of the Company's Class A and Class B common stock in a recapitalization of his previous interests in the Company. Each of these individuals had previously paid $1.00 for their interests in the Company. On April 24, 1996, all of these shares were converted into shares of common stock of one class.

On August 4, 1995, Richard T. Fiskum, an officer and director of the Company, purchased 472,500 shares of the Company's Class A and Class B common stock for $225,000. Also, on December 22, 1995 Mr. Fiskum purchased an additional 146,250 shares of the Company's Class A and Class B common stock for $50,000. On April 24, 1996, all of these shares were converted into shares of common stock of one class.

During August and December, 1995 the Company repurchased all of the shares of common stock held by Jasper for a total price of $308,174, of which $138,000 was paid in cash. This price was commensurate with the then aforementioned most recent sales price of the Company's Common Stock to Mr. Fiskum.

On May 17, 1996, the Company, with the Underwriter as its selling agent, completed a bridge loan pursuant to which it raised a total of $200,000, less a commission and expense allowance to Tuschner of $8,660 (the "Bridge Loan"). Investors in the Bridge Loan received a promissory note bearing interest at a rate of eight percent (8%) (the "Convertible Note"). Each Convertible Note converted into shares of the Company's Common Stock at a price of $2.00 per share upon completion of the private placement described below. The lenders in the Bridge Loan also received warrants to purchase an aggregate 50,000 shares of Common Stock at $2.00 per share.

On July 17, 1996, the Company, with Tuschner & Company as its selling agent, completed a $900,000 private placement of its Common Stock at a per share price of $2.00. Of this $900,000, $200,000 was represented by the conversion of the Convertible Notes. Tuschner & Company, as the underwriter, received a commission and expense allowance in an approximate amount of $110,279 and a warrant to purchase 41,639 shares of Common Stock which has an adjusted exercise price of $6.00 per share.

The Company intends to contract with Industrial Research & Development, Inc. ("IR-D"), a company formally owned by Richard T. Fiskum, to manufacture initial prototypes and pre-production optics assemblies. The arrangement with IR-D is not intended to be a long-term or exclusive relationship and will be structured on a competitive basis. During 1996, the Company purchased $21,434 of component parts from IR-D.

During Mr. Fiskum's development of the Optic Technology, he purchased certain inventory and supplies totaling approximately $70,000. Mr. Fiskum believes these items could be used in the manufacture of products for Jasper. The Company and Mr. Fiskum have an understanding whereby if such inventory and supplies are needed by the Company, the Company will purchase such items from Mr. Fiskum at a fair price, as determined in good faith by the parties.

In connection with its initial public offering in February of 1997, the Company adjusted the exercise price of a warrant issued to one of the lenders who participated in the Bridge Loan from $2.00 per share to $6.00 per share.

During March 1997, the Company entered into a five year employment agreement with Timothy N. Tracey, Chief Operating Officer. The agreement provides for an initial base salary of $167,000 and incentive payments. In the event of constructive termination, as defined, Mr. Tracey is entitled to one year severance pay as defined (two years in the case of merger or acquisition). Additionally, the Company awarded Mr. Tracey options to purchase 130,000 shares of common stock at $6.43 per share. The options vest five percent on June 30, 1997 and five percent each quarter thereafter, such that on March 31, 1998, twenty percent of such options are vested. The options vest twenty percent annually on March 31 thereafter. The options expire during March 2004.

Other than as listed above, the Company has not entered into any other material transactions with any of its officers, directors or affiliates. The Company or its affiliates will not engage in any future material transactions with its officers, directors or affiliates, unless the transactions are (i) on terms no less favorable to the Company or its affiliates than those that are generally available from unaffiliated third parties, and (ii) ratified by a majority of independent outside members of the Company's Board of Directors who do not have an interest in the transactions.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following portions of Item 13 are submitted as separate sections of this report:

       (a)     (1)    -List of financial statements
       (a)     (2)    -List of exhibits
       (a)     (3)    -Exhibits

       (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three months prior to December 31, 1996.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SAC TECHNOLOGIES, INC.

March 28, 1997                      /s/ Barry M. Wendt
                                    ------------------
Date                                Barry M. Wendt, Chairman
                                    and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Each person whose signature appears below constitutes and appoints Barry M. Wendt as their true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

       Signature                           Title                                Date


       /s/ Barry M. Wendt                                                               March 28, 1997
       -------------------------
       Barry M. Wendt               Chairman, Chief Executive
                                    Officer and Director (Principal
                                    Executive Officer)

       /s/ Richard T. Fiskum                                                            March 28, 1997
       -------------------------
       Richard T. Fiskum            President and Director


       /s/ Gary E. Wendt                                                                March 28, 1997
       -------------------------
       Gary E. Wendt                Chief Financial Officer and
                                    Director (Principal Financial
                                    and Accounting Officer)
       /s/ Benedict A. Wittig                                                           March 28, 1997
       -------------------------
       Benedict A. Wittig           Secretary and Director

       /s/ Timothy N. Tracey                                                            March 28, 1997
       -------------------------
       Timothy N. Tracey            Chief Operating Officer

The annual report to security holders covering the registrant's last fiscal year, proxy statement, form of proxy and other proxy soliciting materials with respect to registrant's annual meeting of security holders will be furnished to security holders subsequent to the filing of the annual report on this Form. The registrant shall furnish copies of such material to the Commission when it is sent to security holders.

                          ANNUAL REPORT ON FORM 10-KSB
                                  ITEM 13(a)(1)
                          LIST OF FINANCIAL STATEMENTS
                           YEAR ENDED DECEMBER 31,1996
                             SAC TECHNOLOGIES, INC.
                                EDINA, MINNESOTA

Report of Independent Certified Public Accountants

Balance Sheets as of - December 31, 1995 and 1996

Statements of Operations - For the Years ended December 31, 1994, 1995 and 1996 and January 7, 1993 (date of inception) through December 31, 1996

Statement of Shareholders' Equity (Deficit) - For the Years ended December 31,
         1994, 1995 and 1996 and January 7, 1993 (date of inception) through December 31, 1996

Statement of Cash Flows - For the Years ended December 31, 1994, 1995 and 1996 and January 7, 1993 (date of inception) through December 31, 1996

Notes to Financial Statements - December 31, 1994, 1995 and 1996


                          ANNUAL REPORT ON FORM 10-KSB
                        ITEM 13(a)(2) LISTING OF EXHIBITS
                                       AND
                             ITEM 13(a)(3)-EXHIBITS
                           YEAR ENDED DECEMBER 31,1996
                             SAC TECHNOLOGIES, INC.
                                EDINA, MINNESOTA


ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K

a.       Exhibits

Exhibit No.   Exhibit
-----------   -------
    3.1       Amended and Restated Articles of Incorporation of small busines issuer

    3.2       Amended and Restated Bylaws of small business issuer

    4.1       Specimen of Common Stock Certificate

   10.1       SAC Technologies, Inc. 1996 Stock Option Plan

   10.2 License and Marketing Agreement by and among Harinder S. Takhar, Barry M. Wendt, Benedict A. Wittig and Richard T, Fiskum, Jasper Consulting, Inc. and the Company dated April 26, 1996 (with OEM Agreement by and between Jasper Consulting, Inc. and the Company dated April 26, 1996 attached as Exhibit A)

   10.3 Employment Agreement by and between Barry M. Wendt and the Company dated as of May 10, 1996 (with Non-Competition Letter effective May 10, 1996 attached as Exhibit A)

   10.4 Employment Agreement by and between Richard T. Fiskum and the Company dated as of May 10, 1996 (with Non-Competition Letter effective May 10, 1996 attached as Exhibit A)

   10.5 Employment Agreement by and between Gary E. Wendt and the Company dated as of May 10, 1996 (with Non-Competition Letter effective May 10, 1996 attached as Exhibit A)

   10.6 Employment Agreement by and between Benedict A. Wittig and the Company dated as of May 10, 1996 (with Non-Competition Letter effective May 10, 1996 attached as Exhibit A)

   10.7 Employment Agreement by and between Timothy N. Tracey and the Company dated as of March 24, 1997 (with Non-Competition Letter effective March 27, 1997 attached as Exhibit A)

   10.8 Technical Support and Cooperative Development Agreement by and between the Company and Inter-Con/PC, Inc. effective November 1, 1996 (with Exhibits A-C)

   11.1       Computation of Per Share Loss

   21.1       Subsidiaries of the Registrant

   25.1 Power of Attorney (included in the signature page to the Registrant Statement)

   27.1       Financial Data Schedule

Exhibit 10.7 is on page 37. Exhibit 11.1 is on page 47. Exhibit 21.1 is on page
48. Exhibit 27.1 is on page 48. The remaining exhibits are incorporated by reference to the corresponding exhibit numbers from the Registration Statement on Form SB-2, Commission File No. 333-16451.



b.       Reports on Form 8-K

None.


------------------------------------

Being filed pursuant to Item 601 (b)(10)(ii)(A) of Regulation S-B