Form 10QSB
period 1997-03-31
SAC TECHNOLOGIES INC
filed 1997-05-15
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
         OF 1934

                      For the Quarter Ended March 31, 1997

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from_________to__________

                        Commission file number 333-16451

                     ---------------------------------------

                             SAC TECHNOLOGIES, INC.
        (Exact name of small business Issuer as specified in its charter)


             MINNESOTA                                  41-1741861
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


                4444 West 76th Street, Suite 600, Edina, MN 55435
                    (Address of principal executive offices)

                                 (612) 835-7080
                           (Issuer's telephone number)

                     --------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes___ No_X_

Shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of May 9, 1997: 3,718,750.

                             SAC TECHNOLOGIES, INC.

                                      INDEX


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

     Item 1 - Financial Statements

         Balance sheets as of December 31, 1996 and March 31, 1997            3

         Statements of operations for the three months ended March 31,
              1996 and 1997, and January 7, 1993 (date of inception)
              through March 31, 1997                                          4

         Statements of cash flows for the three months ended March 31,
              1996 and 1997, and January 7, 1993 (date of inception) through
              March 31, 1997                                                  5

         Notes to interim financial statements                                6

     Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            9

PART II.  OTHER INFORMATION

     Item 1 - Legal proceedings                                               13
     Item 2 - Changes in securities                                           13
     Item 3 - Defaults upon senior securities                                 13
     Item 4 - Submission of matters to a vote of security holders             13
     Item 5 - Other events                                                    13
     Item 6 - Exhibits and reports on Form 8-K                                13


                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                                 BALANCE SHEETS


                                     ASSETS


                                                                            December 31,          March 31,
                                                                               1996                 1997
                                                                            -----------         -----------
                                                                                                (unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                              $    89,133         $ 5,652,288
     Accounts receivable, net                                                       -                52,410
     Inventories                                                                106,229             133,030
     Prepaid expenses                                                            10,487              25,024
                                                                            -----------         -----------

         Total current assets                                                   205,849           5,862,752

EQUIPMENT AND FURNITURE AND FIXTURES - AT COST, less
     accumulated depreciation                                                    41,936              41,179

OTHER ASSETS                                                                    157,478              15,636
                                                                            -----------         -----------

                                                                            $   405,263         $ 5,919,567
                                                                            ===========         ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Notes payable                                                          $   330,000      $          -
     Accounts payable                                                           219,254              89,675
     Accrued liabilities                                                         12,180             153,819
                                                                            -----------         -----------

         Total current liabilities                                              561,434             243,494

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock - authorized, 20,000,000 shares of $.01 par value;
         issued and outstanding, 2,508,750 and 3,718,750 shares                  25,088              37,188
     Additional contributed capital                                             900,005           7,293,596
     Deficit accumulated during the development stage                          (969,264)         (1,404,211)
     Unearned compensation                                                     (112,000)           (250,500)
                                                                            -----------         -----------
                                                                               (156,171)          5,676,073
                                                                            -----------         -----------
                                                                            $   405,263         $ 5,919,567
                                                                            ===========         ===========


                  See accompanying notes to interim financial statements.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                            STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                                                                   January 7,
                                                                                                  1993 (date
                                                                  Three months                   of inception)
                                                                 ended March 31,                    through
                                                         ------------------------------            March 31,
                                                            1996                 1997                1997
                                                         -----------         -----------         -----------
Revenues
     Product sales                                    $          -           $    23,715         $    23,715
     Reimbursed research and development                         -                12,000             250,306
     Technical support and other services                        -                77,438             224,189
                                                         -----------         -----------         -----------
                                                                 -               113,153             498,210
Costs and other expenses
     Cost of product sales                                       -                72,005              72,005
     Cost of technical support and other services                -                31,373             108,201
     Selling, general and administrative                      33,502             362,486             858,973
     Research and development                                 46,272              96,531             828,709
                                                         -----------         -----------         -----------
                                                              79,774             562,395           1,867,888
                                                         -----------         -----------         -----------

         Operating loss                                      (79,774)           (449,242)         (1,369,678)

Other income (expense)
     Interest and other income                                    18              18,192              22,480
     Interest expense                                           (758)             (3,897)            (39,504)
                                                         -----------         -----------         -----------
                                                                (740)             14,295             (17,024)
                                                         -----------         -----------         -----------

         NET LOSS                                        $   (80,514)        $  (434,947)        $(1,386,702)
                                                         ===========         ===========         ===========

Loss per common share                                    $       .03         $       .15         $       .53
                                                         ===========         ===========         ===========

Weighted average number of shares outstanding              2,462,917           2,982,975           2,629,323
                                                         ===========         ===========         ===========

See accompanying notes to interim financial statements.


                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                                       January 7,
                                                                                                      1993 (date
                                                                             Three months             of inception)
                                                                            ended March 31,             through
                                                                    ---------------------------         March 31,
                                                                        1996             1997             1997
                                                                    -----------      -----------      -----------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
     Net loss                                                       $   (80,514)     $  (434,947)     $(1,386,702)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
              Depreciation                                                  375            4,200            7,935
              Amortization
                  Warrants                                                  -                -              4,167
                  Unearned compensation                                     -              8,400           21,400
              Interest converted to common stock                            -                -              1,841
              Revenues realized due to offset of billings
                  against a stock repurchase                                -                -           (170,174)
              Warrants issued for services                                  -             27,500           27,500
              Contribution of services                                      -                -             11,250
              Change in assets and liabilities:
                  Accounts receivable                                    (6,700)         (52,410)         (52,410)
                  Inventories                                               887          (26,801)        (133,030)
                  Prepaid expenses                                        3,987          (14,537)         (25,024)
                  Accounts payable                                         (659)        (129,579)          89,675
                  Accrued liabilities                                     2,528          152,599          164,779
                                                                    -----------      -----------      -----------
                                                                            418          (30,628)         (52,091)
                                                                    -----------      -----------      -----------
                      Net cash used in operating activities             (80,096)        (465,575)      (1,438,793)
Cash flows from investing activities
     Capital expenditures                                                (2,588)          (3,443)         (49,114)
     Security deposits                                                      -             (6,219)         (11,102)
     Patents and trademarks                                                 -                -             (4,534)
                                                                    -----------      -----------      -----------
                      Net cash used for investing activities             (2,588)          (9,662)         (64,750)
Cash flows from financing activities
     Net borrowings (payments) under short-term borrowing
         agreements                                                      95,000         (330,000)             -
     Issuance of convertible bridge notes                                   -                -            175,000
     Issuance of warrants                                                   -                -             25,000
     Sales of common stock                                                  -          6,368,392        7,241,892
     Redemption of common stock                                             -                -           (138,000)
     Offering costs                                                      (7,851)             -           (148,061)
                                                                    -----------      -----------      -----------
                      Net cash provided by financing activities          87,149        6,038,392        7,155,831
                                                                    -----------      -----------      -----------
                      Net increase in cash and cash
                           equivalents                                    4,465        5,563,155        5,652,288
Cash and cash equivalents at beginning of period                          5,221           89,133              -
                                                                    -----------      -----------      -----------
Cash and cash equivalents at end of period                          $     9,686      $ 5,652,288      $ 5,652,288
                                                                    ===========      ===========      ===========

See accompanying notes to interim financial statements.



                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                              December 31, 1996 and
                      March 31, 1996 and 1997 (Unaudited)

1.   Unaudited Statements

     The accompanying unaudited interim financial statements have been prepared by SAC Technologies, Inc. (the "Company") in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted.

     In the opinion of management, the accompanying unaudited interim financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the financial position and the results of its operations and cash flows for the periods presented.

     It is suggested that these interim financial statements be read in conjunction with the financial statements and the related notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

2.   Loss Per Share

     Loss per common share is determined by dividing the net loss by the weighted average number of shares of common stock and common stock equivalents outstanding.

     Under Securities and Exchange Commission rules for initial public offerings, common stock equivalents for all periods presented include shares sold or options or warrants granted within twelve months prior to the effective date of the Company's initial public offering (February 14, 1997) at per share prices less than that of the initial public offering (assumed to be $6.00 per share) even if the impact is antidilutive.

     During February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB No. 15, "earnings per Share." SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully dilutive earnings per share.

     SFAS is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fourth quarter and year ending December 31, 1997. Assuming that SFAS 128 had been implemented, basic and dilutive loss per share would have been the same as that reported for the three months ended March 31, 1997 pursuant to the existing Securities and Exchange Commission rules discussed above.

3.   Other Assets
                                December 31,  March 31,
                                   1996         1997
                                 --------     --------
     Deferred offering costs     $148,061     $     -
     Security deposits              4,883       11,102
     Patents                        4,534        4,534
                                 --------     --------
                                 $157,478     $ 15,636
                                 ========     ========

     Deferred offering costs consist of legal fees and related expenses in connection with the Company's initial public offering of common stock. Such amounts were reflected as an offset to the gross proceeds received from this offering (see note 5).

4.   Accrued Liabilities
                                    December 31,  March 31,
                                       1996         1997
                                     --------     --------
       Compensation                  $  1,000     $ 65,000
       Employee moving allowance          -         40,000
       Professional fees                  -         40,000
       Interest and other              11,180        8,819
                                     --------     --------
                                     $ 12,180     $153,819
                                     ========     ========
5.   Stockholders' Equity

     During February 1997, the Company completed an initial public offering of 1,210,000 shares of its common stock at $6.00 per share resulting in net proceeds of $6,220,331 after deduction of offering expenses. The proceeds from the offering were used to repay all outstanding notes payable of $442,000, including $117,000 of notes payable to a shareholder/director.

     The following non-statutory options have been granted since December 31, 1996:


          Date of                   Exercise
           Grant         Number        Price            Vesting                   Expiration   Issued to
           -----         ------     --------      -----------------------         ----------   ---------

         March 1997     130,000     $6.43         Ratably through March 2002      March 2004    New Chief Operating Officer
         April 1997      20,000      8.87         Ratably through April 2002      April 2004    New Vice President
                                                                                                   of Finance
         April 1997      30,000      8.87         Ratably through April 2002      April 2004    New Director of Product Marketing

     The difference between the option exercise price and estimated fair value of common stock at the date of grant for the options to purchase 130,000 shares of common stock is $146,900 and has been reflected as unearned compensation in the Company's financial statements to be recognized as expense over the five year vesting term of the stock option agreement. An additional $78,500 will be reflected as unearned compensation in the Company's financial statements for the quarter ending June 30, 1997 for the options to purchase 50,000 shares of common stock. The $78,500 will also be recognized as expense over the five year vesting term of the related stock option agreements.

5.   Stockholders' Equity (continued)

     In connection with the Company's initial public offering, the Agent for the offering received a five-year warrant to purchase 44,469 shares of common stock at an exercise price of $7.20 per share. The warrant is exercisable from February 1998 through February 2002. Effective March 1997, the
     Company issued warrants to a consultant to purchase 12,500 shares of common stock at $6.00 per share. The warrants are exercisable for seven years.

6.   Related Party Transactions

     Included in accounts receivable are $20,340 of amounts due from Inter-Con/PC, Inc. During the three months ended March 30, 1997, $74,520 of revenues were recognized from transactions with Inter-Con/PC, Inc. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding the Company's relationship with Inter-Con/PC, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS FORM 10-QSB THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD- LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," ANTICIPATE," OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATION THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS INCLUDING, WITHOUT LIMITATION, THE RISK FACTORS SET FORTH IN THE "RISK FACTORS" SECTION OF THE COMPANY'S REGISTRATION STATEMENT ON FORM SB-2 (FILE NO. 333-16451) FILED PURSUANT TO RULE 424(b) DATED FEBRUARY 14, 1997 AND ANY FUTURE SUPPLEMENTS OR AMENDMENTS TO THIS FILING.

OVERVIEW

The Company was incorporated in 1993 to develop real-time, stand-alone systems capable of identifying individuals through automated fingerprint analysis for use in controlling access to resources, information and facilities. From inception through most of 1996 the Company's development efforts, which by agreement were to be funded by Jasper Consulting, Inc. ("Jasper"), were principally focused on the development of its fingerprint identification and analysis products. In the second half of 1996, the Company shifted its principal focus from development to marketing and sales of its products.

During March 1997, the Company hired a Chief Operating Officer with a marketing background. During April 1997, the Company hired a Director of Product Marketing and a Vice President of Finance. The Company's focus in the near term is to market its products primarily in the following application areas: controlled access to appliances, information resources, computers, computer networks, as well as apartments, offices and other facilities.

During the quarter ended March 31, 1997, the Company began shipping its SACMan products to customers (see below). The Company continues its development of SAC_Remote and SAC_ Encrypt and anticipates release of such products during mid 1997 and late 1997, respectively.

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

The Company had also completed development of a Set Top Box, which provides for basic personal computer functions and Internet access via a wireless keyboard and a conventional television set. However, the Company did not believe that the promotion and marketing of the Set Top Box was within its focus and, accordingly, conveyed the technology to Inter-Con/PC, Inc. ("Inter-Con") in exchange for an initial 50% ownership interest (48.6% as of March 31, 1997) in Inter-Con, a development stage Company. The Company has a technical support agreement with Inter-Con which provides for Inter-Con to pay technical support fees to the Company of up to $20,000 per month. The agreement expires in October 1999 and is subject to three successive one-year renewal options at the option of Inter-Con.

By agreement, Jasper is obligated to pay a royalty to the Company for sales of certain products and the Company has the exclusive right to manufacture products sold by Jasper, subject to a predetermined pricing structure. However, the Company is not relying on these potential sources of revenue from Jasper or its interest in Inter-Con to significantly impact its results of operation.

The Company anticipates adding approximately 14 employees through 1998. The Company anticipates ongoing research and development expenses during 1997 at a level greater than that experienced for the year ended December 31, 1996. The Company anticipates accounts receivable and inventory levels, and selling, general and administrative expenses will increase significantly in connection with its transition to marketing and selling its products.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO MARCH 31, 1997:

Revenues from SACMan product sales were $23,715 during the three months ended March 31, 1997. These revenues were primarily from single unit sales to original equipment manufacturers and others developing or intending to develop applications which may utilize the Company's products. Revenues from reimbursed research and development were $12,000 during the three months ended March 31, 1997 and relate to collection of previously unrecognized research and development billings to Jasper, as discussed below.

Revenues from technical support and other services were $77,438 during the three months ended March 31, 1997, $48,000 of which relates to three months billings under the technical services agreement with Inter-Con (see "Overview"). Additionally, the Company realized $29,438 of revenues from development activities for Inter-Con and Jasper.

As more fully discussed in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, the Company has recognized revenue from Jasper on the cash method, as collection of amounts billed is not assured. As of March 31, 1997 there were $394,481 of billings outstanding from Jasper which have not yet been recognized for financial reporting purposes. Jasper has agreed to allow the Company to offset future product royalties due to Jasper, if any, against these unrecognized receivables. In addition, the Company may also charge an additional $800 for each product manufactured by the Company for Jasper in order to accelerate payment of the outstanding balance. No assurance can be given that future sales subject to payment of royalty to Jasper or orders to manufacture products on behalf of Jasper will occur in amounts sufficient to offset the uncollected billings above, if at all.

Cost of product sales exceeded revenues from product sales by $48,290 during the three months ended March 31, 1997, principally resulting from costs associated with establishing a production line, hiring production personnel and training production personnel on the operation of the production equipment.

Selling, general and administrative expense increased $328,984 to $362,486 during the three months ended March 31, 1997, as compared to $33,502 for the same period in 1996. Of the increase, $97,309 was due to additional salaries and wages and incentive compensation for marketing and administrative personnel, $90,100 was due to recruiting and relocation costs for the new chief operating officer, $62,929 was due to increased professional fees and the remainder of the increase was principally due to certain marketing and travel activities.

Research and development expense increased $50,259 to $96,531 during the three months ended March 31, 1997 as compared to $46,272 for 1996. The increase is attributable to increased development activity to commercialize certain of its products.

LIQUIDITY AND CAPITAL RESOURCES

Since January 7, 1993 (date of inception), the Company's capital needs have been principally met by a February 1997 initial public offering of 1,210,000 shares of common stock at $6.00 per share which resulted in net proceeds of $6,220,331 after deduction of offering expenses, a July 1996 $700,000 private placement of common stock and a May 1996 sale of $200,000 of convertible bridge notes. The bridge notes were converted to common stock during mid 1996.

Net cash used in operating activities during the three months ended March 31, 1997 was $465,575 and was principally due to operating losses. Net cash used for investing activities during 1997 was $9,662. Net cash provided by financing activities during 1997 was $6,038,392 and was principally from the proceeds received from the initial public offering discussed above.

The Company believes the funds raised from its recent initial public offering will be adequate to last through mid 1998. No assurance can be given that events and circumstances won't change and require additional capital at an earlier date. No assurance can be given that any additional financing, when needed, will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders.

Working capital increased $5,974,843 during the three months ended March 31, 1997 to $5,619,258, as compared to a deficit of $355,585 as of December 31, 1996. This increase is principally due to the proceeds received from the initial public offering. Additionally, during the three months ended March 31, 1997, there was a $79,211 increase in inventories and accounts receivable, a $12,060 increase in accounts payable and accrued expenses, a $213,000 reduction in borrowings under a revolving note payable to a bank and the Company repaid a $117,000 note payable to an officer/director. The inventory and accounts receivable increases are attributable to sales of the Company's products and purchasing component parts for its SACMan and related products for future production.

During March 1997, the Company entered into a five year employment agreement with its new Chief Operating Officer. The agreement provides for certain base salary and incentive payments. In the event of constructive termination, as defined, this individual is entitled to one year severance pay, as defined (two years in case of merger or acquisition). Additionally, the Company awarded this individual options to purchase 130,000 shares of common stock at $6.43 per share. The options vest five percent on June 30, 1997 and five percent each quarter thereafter, such that on March 31, 2002, one-hundred percent of such options are vested. The options expire during March 2004.

During April 1997, the Company hired a vice president of finance and a director of sales and marketing. The Company issued these individuals options to purchase a total of 50,000 shares of common stock at $8.87 per share. The options vest five percent on July 17, 1997 and five percent each quarter thereafter, such that on April 17, 2002, one-hundred percent of such options are vested. The options expires April 2004.

The difference between the option exercise price and estimated fair value of common stock at the date of grant for the options to purchase 130,000 shares of common stock is $146,900 and has been reflected as unearned compensation in the Company's financial statements, to be recognized as expense over the five year vesting term of the stock option agreement. An additional $78,500 will be reflected as unearned compensation in the Company's financial statements for the quarter ending June 30, 1997 for the options to purchase 50,000 shares of common stock. The $78,500 will also be recognized as expense over the five year vesting term of the related stock option agreements. (See note 5 of the notes to interim financial statements).

RECENTLY ISSUED ACCOUNTING STANDARD

See note 2 of notes to interim financial statements for information regarding SFAS 128 "Earnings per Share."

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Events

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

               (I) Those exhibits required to be furnished in response to this item, other than parts of Exhibit 10 and all of Exhibit 27, were furnished in connection with the Company's Registration Statement on Form SB-2, File No. 33-16451 as filed with the Securities Exchange Commission on November 20, 1996, and as amended by Amendment No. 1 thereto filed on January 10, 1997, Amendment No. 2 thereto filed February 7, 1997 and Amendment No. 3 thereto filed February 14, 1997 and as supplemented by supplement dated April 9, 1997, all of which are incorporated herein by reference.

               (ii) Exhibit 10 - Material Contracts
                         Noncompetition and nondisclosure agreement
                         (standard employee agreement) dated April 17, 1997 with
                          Ronald Burgmeier, Vice President of Finance

               (iii) Exhibit 27 - Financial Data Schedule.

         (b)    Reports on Form 8-K

                None.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SAC Technologies, Inc.
                                        (the "Registrant")



Date: May 15, 1997                      /s/ Barry Wendt
                                        ----------------
                                        Barry Wendt, Chief Executive Officer


                                        /s/ Gary Wendt
                                        ----------------
                                        Gary Wendt, Chief Financial Officer