Form 10QSB/A
period 1997-03-31
SAC TECHNOLOGIES INC
filed 1997-05-20
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A


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

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                            STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                                                                   January 7,
                                                                                                  1993 (date
                                                                  Three months                   of inception)
                                                                 ended March 31,                    through
                                                         ------------------------------            March 31,
                                                            1996                 1997                1997
                                                         -----------         -----------         -----------
Revenues
     Product sales                                    $          -           $    23,715         $    23,715
     Reimbursed research and development                         -                12,000             250,306
     Technical support and other services                        -                77,438             224,189
                                                         -----------         -----------         -----------
                                                                 -               113,153             498,210
Costs and other expenses
     Cost of product sales                                       -                72,005              72,005
     Cost of technical support and other services                -                31,373             108,201
     Selling, general and administrative                      33,502             362,486             858,973
     Research and development                                 46,272              96,531             828,709
                                                         -----------         -----------         -----------
                                                              79,774             562,395           1,867,888
                                                         -----------         -----------         -----------

         Operating loss                                      (79,774)           (449,242)         (1,369,678)

Other income (expense)
     Interest and other income                                    18              18,192              22,480
     Interest expense                                           (758)             (3,897)            (39,504)
                                                         -----------         -----------         -----------
                                                                (740)             14,295             (17,024)
                                                         -----------         -----------         -----------

         NET LOSS                                        $   (80,514)        $  (434,947)        $(1,386,702)
                                                         ===========         ===========         ===========

Loss per common share                                    $      (.03)        $      (.15)        $      (.53)
                                                         ===========         ===========         ===========

Weighted average number of shares outstanding              2,462,917           2,982,975           2,629,323
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