Form 10QSB
period 1997-06-30
SAC TECHNOLOGIES INC
filed 1997-08-14
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
         ACT OF 1934

                  For the Quarter Ended June 30, 1997

|_|      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from___________to___________

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

                     --------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___


Shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of August 14, 1997: 7,437,500 (1).





(1) Reflects the Company's July 1997 two for one stock split effected in the form of the issuance of a one for one stock dividend.

                             SAC TECHNOLOGIES, INC.

                                      INDEX


                                                                                Page
                                                                                ----
PART I.  FINANCIAL INFORMATION

     Item 1 - Financial Statements

         Balance sheets as of December 31, 1996 and June 30, 1997                 3

         Statements of operations for the three and six months ended June 30,
              1996 and 1997, and January 7, 1993 (date of inception) through
              June 30, 1997                                                       4

         Statements of cash flows for the three and six months ended June 30,
              1996 and 1997, and January 7, 1993 (date of inception) through
              June 30, 1997                                                       5

         Notes to interim financial statements                                    6

     Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                9

PART II.  OTHER INFORMATION

     Item 1 - Legal proceedings                                                  13
     Item 2 - Changes in securities                                              13
     Item 3 - Defaults upon senior securities                                    13
     Item 4 - Submission of matters to a vote of security holders                13
     Item 5 - Other events                                                       13
     Item 6 - Exhibits and reports on Form 8-K                                   13


                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                                 BALANCE SHEETS


                                     ASSETS
                                                                      December 31,  June 30,
                                                                         1996         1997
                                                                                  (unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                        $   89,133  $ 4,779,571
     Accounts receivable, net                                                -         86,940
     Inventories                                                         106,229      293,509
     Prepaid expenses                                                     10,487       95,168
                                                                       ---------   ----------

         Total current assets                                            205,849    5,255,188

EQUIPMENT AND FURNITURE AND FIXTURES - AT COST, less
     accumulated depreciation                                             41,936      145,621

OTHER ASSETS                                                             157,478       16,718
                                                                       ---------   ----------

                                                                      $  405,263  $ 5,417,527
                                                                       =========   ==========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Notes payable                                                    $  330,000  $       -
     Accounts payable                                                    219,254      202,307
     Accrued liabilities                                                  12,180       58,868
                                                                      ----------   ----------

         Total current liabilities                                       561,434      261,175

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock - authorized, 20,000,000 shares of $.01 par value;
         issued and outstanding, 5,017,500 and 7,437,500 shares           50,175       74,376
     Additional contributed capital                                      874,918    7,334,909
     Deficit accumulated during the development stage                   (969,264)  (1,943,033)
     Unearned compensation                                              (112,000)    (309,900)
                                                                       ---------   ----------
                                                                        (156,171)   5,156,352
                                                                       ---------   ----------
                                                                      $  405,263  $ 5,417,527
                                                                       =========   ==========


             See accompanying notes to interim financial statements.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                            STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                                                                                 January 7,
                                                                                                                 1993 (date
                                                           Three months                 Six months              of inception)
                                                           ended June 30,               ended June 30,            through
                                                    --------------------------    -------------------------       June 30,
                                                        1996           1997           1996          1997            1997
                                                    -----------    -----------    -----------    -----------    -----------
Revenues
     Product sales                                  $      --      $    20,595    $      --      $    44,310    $    44,310
     Reimbursed research and development                   --           24,000           --           36,000        274,306
     Technical support and other services                  --           39,352           --          116,790        263,541
                                                    -----------    -----------    -----------    -----------    -----------
                                                           --           83,947           --          197,100        582,157
Costs and other expenses
     Cost of product sales                                 --            9,148           --           81,153         81,153
     Cost of technical support and other services          --           16,879           --           48,252        125,080
     Selling, general and administrative                 54,909        539,422         88,411        901,908      1,398,395
     Research and development                           103,774        128,136        150,046        224,667        956,845
                                                    -----------    -----------    -----------    -----------    -----------
                                                        158,683        693,585        238,457      1,255,980      2,561,473
                                                    -----------    -----------    -----------    -----------    -----------

         Operating loss                                (158,683)      (609,638)      (238,457)    (1,058,880)    (1,979,316)

Other income (expense)
     Interest and other income                              176         70,816            194         89,008         93,296
     Interest expense                                   (16,297)          --          (17,055)        (3,897)       (39,504)
                                                    -----------    -----------    -----------    -----------    -----------
                                                        (16,121)        70,816        (16,861)        85,111         53,792
                                                    -----------    -----------    -----------    -----------    -----------

         NET LOSS                                   $  (174,804)   $  (538,822)   $  (255,318)   $  (973,769)   $(1,925,524)
                                                    ===========    ===========    ===========    ===========    ===========

Loss per common share                               $      (.03)   $      (.07)   $      (.05)   $      (.14)   $      (.36)
                                                    ===========    ===========    ===========    ===========    ===========

Weighted average number of shares outstanding         5,057,923      7,437,500      4,928,446      6,761,824      5,378,460
                                                    ===========    ===========    ===========    ===========    ===========


                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                                                                        January 7,
                                                                                                                        1993 (date
                                                                   Three months                   Six months           of inception)
                                                                   ended June 30,                ended June 30,          through
                                                            --------------------------    -------------------------      June 30,
                                                               1996            1997           1996           1997          1997
                                                            -----------    -----------    -----------    -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
     Net loss                                               $  (174,804)   $  (538,822)   $  (255,318)   $  (973,769)   $(1,925,524)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
              Depreciation                                        1,105         13,418          1,480         17,618         21,353
              Amortization
                  Warrants                                        4,167           --            4,167           --            4,167
                  Unearned compensation                            --           19,100           --           27,500         40,500
              Interest converted to common stock                  1,841           --            1,841           --            1,841
              Revenues realized due to offset of billings
                  against a stock repurchase                       --             --             --             --         (170,174)
              Warrants issued for services                         --             --             --           27,500         27,500
              Contribution of services                             --             --             --             --           11,250
              Change in assets and liabilities:
                  Accounts receivable                             6,700        (34,530)          --          (86,940)       (86,940)
                  Inventories                                    (9,589)      (160,479)        (8,702)      (187,280)      (293,509)
                  Prepaid expenses                               (3,540)       (70,144)           447        (84,681)       (95,168)
                  Accounts payable                               14,121        112,632         13,462        (16,947)       202,307
                  Accrued liabilities                             4,298        (94,950)         6,826         57,649         69,829
                                                            -----------    -----------    -----------    -----------    -----------
                                                                 19,103       (214,953)        19,521       (245,581)      (267,044)
                                                            -----------    -----------    -----------    -----------    -----------
                      Net cash used in operating
                           activities                          (155,701)      (753,775)      (235,797)    (1,219,350)    (2,192,568)

Cash flows from investing activities
     Capital expenditures                                          --         (117,860)        (2,588)      (121,303)      (166,974)
     Security deposits                                             --           (1,082)          --           (7,301)       (12,184)
     Patents and trademarks                                        --             --             --             --           (4,534)
                                                            -----------    -----------    -----------    -----------    -----------
                      Net cash used in investing
                           activities                              --         (118,942)        (2,588)      (128,604)      (183,692)
Cash flows from financing activities
     Net borrows (payments) under short-term
         borrowing agreements                                   (25,000)          --           70,000       (330,000)          --
     Issuance of convertible bridge notes                       175,000           --          175,000           --          175,000
     Issuance of warrants                                        25,000           --           25,000           --           25,000
     Sales of common stock                                      408,818           --          408,818      6,368,392      7,093,831
     Redemption of common stock                                    --             --             --             --         (138,000)
     Offering costs                                               3,451           --           (4,400)          --             --
                                                            -----------    -----------    -----------    -----------    -----------
                      Net cash provided by financing
                           activities                           587,269           --          674,418      6,038,392      7,155,831
                                                            -----------    -----------    -----------    -----------    -----------
                      Net increase (decrease) in cash
                           and cash equivalents                 431,568       (872,717)       436,033      4,690,438      4,779,571
Cash and cash equivalents at beginning of period                  9,686      5,652,288          5,221         89,133           --
                                                            -----------    -----------    -----------    -----------    -----------
Cash and cash equivalents at end of period                  $   441,254    $ 4,779,571    $   441,254    $ 4,779,571    $ 4,779,571
                                                            ===========    ===========    ===========    ===========    ===========


                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

            December 31, 1996, and June 30, 1996 and 1997 (Unaudited)


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

         Under Securities and Exchange Commission rules for initial public offerings, common stock equivalents for all periods presented include shares sold or options or warrants granted within twelve months prior to the effective date of the Company's initial public offering (February 14, 1997) at per share prices less than that of the initial public offering (assumed to be $3.00 per share - $6.00 pre stock dividend) even if the impact is antidilutive.

         During February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB No. 15, "Earnings per Share." SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share.

         SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fourth quarter and year ending December 31, 1997. Assuming that SFAS 128 had been implemented, basic and dilutive loss per share would have been the same as that reported for all periods presented pursuant to the existing Securities and Exchange Commission rules discussed above.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

            December 31, 1996, and June 30, 1996 and 1997 (Unaudited)


3.       Other Assets
                                                                                 December 31,      June 30,
                                                                                 1996                1997

         Deferred offering costs                                           $          148,061    $          -
         Security deposits                                                              4,883            12,184
         Patents                                                                        4,534             4,534
                                                                              ---------------    --------------
                                                                           $          157,478    $       16,718
                                                                              ===============     =============
         Deferred offering costs consist of legal fees and related expenses in connection with the Company's initial public offering of common stock.
         Such amounts were reflected as an offset to the gross proceeds received from this offering (see note 5).

4.       Accrued Liabilities
                                                                                 December 31,      June 30,
                                                                                  1996               1997

         Compensation                                                      $            1,000    $       14,920
         Employee moving allowance                                                        -              32,228
         Interest and other                                                            11,180            11,720
                                                                            -----------------     -------------

                                                                           $           12,180    $       58,868
                                                                            =================     =============


5.       Stockholders' Equity

         During July 1997, the Company effected a two for one stock split in the form of the issuance of a one for one stock dividend. The financial statements and accompanying notes for the periods presented have been restated for the stock split.

         During February 1997, the Company completed an initial public offering of 2,420,000 (1,210,000 pre stock dividend) shares of its common stock at $3.00 ($6.00 pre stock dividend) per share resulting in net proceeds of $6,220,331 after deduction of offering expenses. The proceeds from the offering were used to repay all outstanding notes payable of $442,000, including $117,000 of notes payable to a stockholder/director.

         The following non-statutory options have been granted since December 31, 1996:


               Date of                 Exercise
                Grant         Number    Price            Vesting                 Expiration      Issued to
                -----         ------    -----            -------                 ----------      ---------

              March 1997     260,000    $3.21     Ratably through March 2002      March 2004    New Chief
                                                                                                  Operating Officer
              April 1997      40,000    $4.43     Ratably through April 2002      April 2004    New Vice President
                                                                                                  of Finance
              April 1997      60,000    $4.43     Ratably through April 2002      April 2004    New Director of
                                                                                                  Product Marketing

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

            December 31, 1996, and June 30, 1996 and 1997 (Unaudited)


5.       Stockholders' Equity (continued)

         The difference between the option exercise prices and estimated fair value of common stock at the date of grant for the above options is $225,400 and has been reflected as unearned compensation in the Company's financial statements to be recognized as expense over the five year vesting term of the stock option agreements.

         In connection with the Company's initial public offering, the Agent for the offering received a five-year warrant to purchase 88,938 (44,469 pre stock dividend) shares of common stock at an exercise price of $3.60 ($7.20 pre stock dividend) per share. The warrant is exercisable from February 1998 through February 2002. Effective March 1997, the Company issued warrants to a consultant to purchase 25,000 (12,500 pre stock dividend) shares of common stock at $3.00 ($6.00 pre stock dividend) per share. The warrants are exercisable for seven years.

6.       Related Party Transactions

         Included in accounts receivable are $59,962 of amounts due from Inter-Con/PC, Inc. During the six months ended June 30, 1997, $113,872 of revenues were recognized from transactions with Inter-Con/PC, Inc. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding the Company's relationship with Inter-Con/PC, Inc.

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

During March 1997, the Company hired a Chief Operating Officer with a marketing background. During April 1997, the Company hired a Director of Product Marketing and a Vice President of Finance. The Company's focus in the near term is to market its products through OEM and license agreements primarily in the following application areas: controlled access to appliances, information resources, computers, computer networks, as well as apartments, offices and other facilities.

During the quarter ended March 31, 1997, the Company began shipping its SACMan product to customers (see below). During July 1997 the Company previewed its first release of SAC Remote at the Card Tech Secure Tech Trade Show. The Company expects to ship SAC Remote systems for OEM applications during the third quarter 1997. The Company continues its development of; SAC_Encrypt which will provide for the encryption/de-encryption of local applications programs by controlling all access to data files and networks according to a user's unique finger print key, thereby controlling all data movement and peripherals within a computer system and; SAC LOGON which will replace the standard computer password log on and allow for access by the use of a fingerprint. The Company anticipates release of these products during late 1997.

The Company's more significant current product offerings incorporate the technology developed by the Company for Jasper. The Company has a world-wide license agreement with Jasper for use of such technology in all access control markets. Jasper has the right to exploit such technologies in all other markets.

The Company is considered a development stage enterprise for accounting purposes. Results achieved to date are not indicative of future results primarily because the Company has shifted its focus from solely the development of its products to continued development, and marketing and selling of its products. Broad commercial acceptance of the Company's products by customers and end users is critical to the Company's success and ability to generate revenues. The Company has limited sales to date and has a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development. The Company may continue to sustain operating losses for the foreseeable future.

The Company had previously completed development of a Set Top Box, which provides for basic personal computer functions and Internet access via a wireless keyboard and a conventional television set. However, the Company did not believe that the promotion and marketing of the Set Top Box was within its primary focus and, accordingly, conveyed the technology to Inter-Con/PC, Inc. ("Inter-Con"), in exchange for an initial 50% ownership interest (48.6% as of June 30, 1997) in Inter-Con, a development stage Company. The Company has a technical support agreement with Inter-Con which provides for Inter-Con to pay technical support fees to the Company of up to $20,000 per month. The agreement expires in October 1999 and is subject to three successive one-year renewals at the option of Inter-Con.

By agreement, Jasper is obligated to pay a royalty to the Company for sales of certain products and the Company has the exclusive right to manufacture products sold by Jasper, subject to a predetermined pricing structure. However, the Company is not relying on these potential sources of revenue from Jasper or its interest in Inter-Con to significantly impact its results of operation.

The Company anticipates adding approximately six additional employees through 1998. The Company believes that research and development is critical to maintaining a strong technological position in the industry and, therefore expects research and development expenses to continue to increase in absolute dollars in future periods. The Company anticipates accounts receivable and inventory levels, and selling, general and administrative expenses will increase significantly in connection with its transition to marketing and selling its products.

RESULTS OF OPERATIONS

Revenues from SACMan product sales were $20,595 for the three months ended June 30, 1997 and $44,310 for the six months ended June 30, 1997. For the three months ended June 30, 1997, these revenues were principally from the sale of SACMan units to Jasper Consulting, Inc. Revenues for the six months ended June 30, 1997 also included sales of evaluation systems to original equipment manufacturers and others developing or investigating the development of applications which may utilize the Company's products.

During July 1997, the Company shipped one hundred units to Jasper Consulting, Inc. for potential use by the Bolivian government for national identification and voter registration applications. During August 1997, the Company signed a development agreement with Anonymous Data Corporation (AdC) calling for a minimum purchase of five hundred SAC Remote units over a twenty-four month period. The agreement requires the Company to provide certain defined product development and support services in exchange for $7,000 a month for a period of forty-eight months. The Company received $15,000 upon signing the agreement. The agreement states that AdC is to pay an additional $35,000 upon AdC obtaining financing, as defined and $100,000 upon delivery and acceptance of the products being developed. The Company also received a warrant to purchase three percent of AdC for $50,000.

Revenues from reimbursed research and development were $24,000 during the three months ended June 30, 1997 and $36,000 for the six months ended June 30, 1997 and relate to collection of previously unrecognized research and development billings to Jasper, as discussed below.

Revenues from technical support and other services were $39,352 for the three months ended June 30, 1997 and $116,790 during the six months ended June 30, 1997. These revenues relate primarily to billings under the technical service agreement with Inter-Con discussed above and $32,059 of revenues from development activities for Inter-Con and Jasper during the first quarter ended March 31, 1997.

As more fully discussed in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, the Company has recognized revenue from Jasper (primarily related to reimbursed research and development and technical support services through April 1996) on the cash method, as collection of amounts billed is not assured. As of June 30, 1997 there were approximately $376,000 of billings outstanding from Jasper which have not yet been recognized for financial reporting purposes. Jasper has agreed to allow the Company to offset future product royalties due to Jasper, if any, against these unrecognized receivables. In addition, the Company may also charge an additional $800 for each product manufactured by the Company for Jasper in order to accelerate payment of the outstanding balance. No assurance can be given that future sales subject to payment of royalties to Jasper or orders to manufacture products on behalf of Jasper will occur in amounts sufficient to offset the uncollected billings above, if at all.

Gross profit on product sales for the three month period ended June 30, 1997 was $11,447. Cost of product sales exceeded revenues from products for the six months ended June 30, 1997 by $36,843. This principally resulted from first quarter costs associated with establishing a prototype pre-production line, hiring and training personnel on the operation of the prototype pre-production equipment.

Selling, general and administrative expense increased $484,513 to $539,422 during the three months ended June 30, 1997 and increased $813,497 to $901,908 for the six month period ended June 30, 1997 as compared to the three and six months ended June 30, 1996. The increase for the three and six months ended June 30,1997 was primarily due to $233,820 and $322,962, respectively of additional salaries and wages and incentive compensation for marketing and administrative personnel; $8,000 and $98,100, respectively of recruiting and relocation costs for the new Chief Operating Officer and Vice President of Finance; $63,062 and $130,843, respectively of increased professional fees and the remainder of the increase was principally due to certain marketing and travel activities.

Research and development expense increased $24,362 to $128,136 during the three months ended June 30, 1997 and increased $74,621 to $224,667 for the six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996. The increase is attributable to increased development activity to commercialize certain of the Company's products.

LIQUIDITY AND CAPITAL RESOURCES

Since January 7, 1993 (date of inception), the Company's capital needs have been principally met by a February 1997 initial public offering of 2,420,000 (1,210,000 pre stock dividend) shares of common stock at $3.00 ($6.00 pre stock dividend) per share which resulted in net proceeds of $6,220,331, after deduction of offering expenses, a July 1996 $700,000 private placement of common stock and a May 1996 sale of $200,000 of convertible bridge notes. The bridge notes were converted to common stock during mid 1996 concurrent with the completion of the aforementioned private placement.

Net cash used in operating activities during the six months ended June 30, 1997 was $1,219,350 and was principally due to operating losses. Net cash used for investing activities during the six months ended June 30, 1997 was $128,604 and was primarily from the purchase of $121,303 of equipment and furniture. Net cash provided by financing activities during the six months ended June 30, 1997 was $6,038,392 and was principally from the proceeds received from the initial public offering discussed above.

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

Working capital increased $5,349,598 during the six months ended June 30, 1997 to $4,994,013, as compared to a deficit of $355,585 as of December 31, 1996. This increase is principally due to the proceeds received from the initial public offering. Additionally, during the six months ended June 30, 1997, there was a $187,280 increase in inventories and a $86,940 increase in accounts receivable, a $16,947 decrease in accounts payable and a $46,688 increase in accrued expenses, a $213,000 reduction in borrowings under a revolving note payable to a bank and the Company repaid a $117,000 note payable to an officer/director. The inventory and accounts receivable increases are attributable to sales of the Company's products and purchasing component parts for its SACMan and related products for future production.

During March 1997, the Company entered into a five year employment agreement with its new Chief Operating Officer. The agreement provides for certain base salary and incentive payments. In the event of constructive termination, as defined, this individual is entitled to one year severance pay, as defined (two years in case of merger or acquisition). Additionally, the Company awarded this individual options to purchase 260,000 (130,000 pre stock dividend) shares of common stock at $3.21 ($6.43 pre stock dividend) per share. The options vest five percent on June 30, 1997 and five percent each quarter thereafter, such that on March 31, 2002, one-hundred percent of such options will be vested. The options expire during March 2004.

During April 1997, the Company hired a vice president of finance and a director of sales and marketing. The Company issued these individuals options to purchase a total of 100,000 (50,000 pre stock dividend) shares of common stock at $4.43 ($8.87 pre stock dividend) per share. The options vest five percent on July 17, 1997 and five percent each quarter thereafter, such that on April 17, 2002, one-hundred percent of such options will be vested. The options expire during April 2004.

The difference between the option exercise prices and estimated fair value of common stock at the date of grant for the above options is $225,400 and has been reflected as unearned compensation in the Company's financial statements, to be recognized as expense over the five year vesting term of the stock option agreement. (See note 5 of the notes to interim financial statements).

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

              None.

Item 3.  Defaults Upon Senior Securities

              None.

Item 4.  Submission of Matters to a Vote of Security Holders

              The Company held its annual meeting of stockholders on May 29, 1997. Proxies for such meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 as amended. At the meeting, sufficient favorable votes were cast to approve each of the following management proposals:

              * Ratified Divine, Scherzer & Brody, Ltd., independent certified public accountants, as auditors of the Company for its calender year ended December 31, 1997. Divine, Scherzer & Brody, Ltd. received 3,319,432 shares voted for approval; 2,000 shares voted against; 10,400 shares abstaining.

              * Ratified election of directors for the term expiring in 1998. All nominees received 3,315,832 shares voted for approval; 16,000 shares abstaining

Item 5.  Other Information

              None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

                (i) Those exhibits required to be furnished in response to this item, other than parts of Exhibit 10 and all of
                         Exhibit 27, were furnished in connection with the
                         Company's:

                         (A) Registration Statement on Form SB-2, File No. 33-16451 as filed with the Securities Exchange Commission on November 20, 1996, and as amended by Amendment No. 1 thereto filed on January 10, 1997, Amendment No. 2 thereto filed February 7, 1997 and Amendment No. 3 thereto filed February 14, 1997 and as supplemented by supplement dated April 9, 1997, all of which are incorporated herein by reference.

                         (B) The Company's annual report on Form 10-KSB for the year ended December 31, 1996 as filed on March 31, 1997 and,

                         (C) The Company's quarterly report on Form 10-QSB for the quarter ended March 31, 1997 as filed on May 15, 1997 and as amended on May 20, 1997.

                (ii)     Exhibit 10 - Material Contracts
                             Technical Support and Cooperative Development
                                 Agreement dated August 8, 1997 with Anonymous Data Corporation.

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

                                        SAC Technologies, Inc.
                                        (the "Registrant")



Date: August 14, 1997                    /s/ Barry Wendt
                                        ------------------------------------
                                        Barry Wendt, Chief Executive Officer


                                        /s/ Gary Wendt
                                        ------------------------------------
                                        Gary Wendt, Chief Financial Officer