Form 10QSB
period 1997-09-30
SAC TECHNOLOGIES INC
filed 1997-11-14
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
         OF 1934

                  For the Quarter Ended September 30, 1997

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from __________to__________

                        Commission file number 333-16451

                          ----------------------------

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

                          ----------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___


Shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of November 14, 1997: 7,437,500.

                             SAC TECHNOLOGIES, INC.

                                      INDEX

                                                                                 Page
                                                                                 ----
PART I.  FINANCIAL INFORMATION

  Item 1 - Financial Statements

     Balance sheets as of December 31, 1996 and September 30, 1997                3

     Statements of operations for the three and nine months ended September 30,
        1996 and 1997, and January 7, 1993 (date of inception) through
        September 30, 1997                                                        4

     Statements of cash flows for the three and nine months ended September 30,
        1996 and 1997, and January 7, 1993 (date of inception) through
        September 30, 1997                                                        5

     Notes to interim financial statements                                        6

  Item 2 - Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                   10

PART II.  OTHER INFORMATION

  Item 1 - Legal proceedings                                                     15
  Item 2 - Changes in securities and use of Proceeds                             15
  Item 3 - Defaults upon senior securities                                       15
  Item 4 - Submission of matters to a vote of security holders                   15
  Item 5 - Other events                                                          15
  Item 6 - Exhibits and reports on Form 8-K                                      15


                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                                 BALANCE SHEETS


                                     ASSETS

                                                                         December 31,     September 30,
                                                                             1996             1997
                                                                         -----------      -----------
                                                                                          (unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                           $    89,133      $ 4,001,356
     Accounts receivable, net                                                   --            195,388
     Inventories                                                             106,229          388,649
     Prepaid expenses                                                         10,487           86,879
                                                                         -----------      -----------

         Total current assets                                                205,849        4,672,272

EQUIPMENT AND FURNITURE AND FIXTURES - AT COST, less
     accumulated depreciation                                                 41,936          177,815

OTHER ASSETS                                                                 157,478           17,518
                                                                         -----------      -----------

                                                                         $   405,263      $ 4,867,605
                                                                         ===========      ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Notes payable                                                       $   330,000      $      --
     Accounts payable                                                        219,254          111,155
     Accrued liabilities                                                      12,180          289,353
                                                                         -----------      -----------

         Total current liabilities                                           561,434          400,508

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock - authorized, 20,000,000 shares of $.01 par value;
         issued and outstanding, 5,017,500 and 7,437,500 shares               50,175           74,375
     Additional contributed capital                                          874,918        7,150,718
     Deficit accumulated during the development stage                       (969,264)      (2,651,227)
     Unearned compensation                                                  (112,000)        (106,769)
                                                                         -----------      -----------
                                                                            (156,171)       4,467,097

                                                                         -----------      -----------
                                                                         $   405,263      $ 4,867,605
                                                                         ===========      ===========

             See accompanying notes to interim financial statements.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                                         January 7,
                                                                                                                        1993 (date
                                                            Three months                       Nine months             of inception)
                                                         ended September 30,               ended September 30,            through
                                                    ----------------------------      ----------------------------     September 30,
                                                        1996             1997             1996             1997            1997
                                                    -----------      -----------      -----------      -----------     -------------
Revenues
     Product sales                                  $      --        $    74,008      $      --        $   118,318     $   118,318
     Reimbursed research and development                   --               --               --             36,000         274,306
     Technical support and other services                  --             78,677             --            195,467         342,218
                                                    -----------      -----------      -----------      -----------     -----------
                                                           --            152,685             --            349,785         734,842
Costs and other expenses
     Cost of product sales                                 --             60,137             --            141,290         141,290
     Cost of technical support and other services          --             54,244             --            102,496         179,324
     Selling, general and administrative                 76,026          689,111          164,437        1,591,019       2,087,506
     Research and development                           176,005          119,995          326,051          344,662       1,076,840
                                                    -----------      -----------      -----------      -----------     -----------
                                                        252,031          923,487          490,488        2,179,467       3,484,960
                                                    -----------      -----------      -----------      -----------     -----------

         Operating loss                                (252,031)        (770,802)        (490,488)      (1,829,682)     (2,750,118)

Other income (expense)
     Interest and other income                            3,486           62,608            3,680          151,616         155,904
     Interest expense                                   (13,536)            --            (30,591)          (3,897)        (39,504)
                                                    -----------      -----------      -----------      -----------     -----------
                                                        (10,050)          62,608          (26,911)         147,719         116,400
                                                    -----------      -----------      -----------      -----------     -----------

         NET LOSS                                   $  (262,081)     $  (708,194)     $  (517,399)     $(1,681,963)    $(2,633,718)
                                                    ===========      ===========      ===========      ===========     ===========

Loss per common share                               $      (.05)     $      (.10)     $      (.10)     $      (.24)    $      (.05)
                                                    ===========      ===========      ===========      ===========     ===========

Weighted average number of shares outstanding         5,088,302        7,437,500        5,149,456        6,992,000        5,521,285
                                                    ===========      ===========      ===========      ===========      ===========


                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                                         January 7,
                                                                                                                       1993 (date of
                                                                    Three months                 Nine months             inception)
                                                                 ended September 30,          ended September 30,         through
                                                            --------------------------    --------------------------   September 30,
                                                                1996           1997           1996           1997           1997
                                                            -----------    -----------    -----------    -----------   -------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
     Net loss                                               $  (262,081)   $  (708,194)   $  (517,399)   $(1,681,963)  $(2,633,718)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
              Depreciation                                        1,104         13,171          2,584         30,789        34,524
              Amortization
                  Warrants                                       (4,167)          --             --             --           4,167
                  Unearned compensation                            --           18,940           --           46,440        59,440
              Interest converted to common stock                 (1,841)          --             --             --           1,841
              Revenues realized due to offset of billings
                  against a stock repurchase                       --             --             --             --        (170,174)
              Warrants issued for services                         --             --             --           27,500        27,500
              Contribution of services                             --             --             --             --          11,250
              Change in assets and liabilities:
                  Accounts receivable                              --         (108,448)          --         (195,388)     (195,388)
                  Inventories                                   (67,229)       (95,140)       (75,931)      (282,420)     (388,649)
                  Prepaid expenses                              (19,974)         8,289        (19,527)       (76,392)      (86,879)
                  Accounts payable                               43,526        (91,152)        56,988       (108,099)      111,155
                  Accrued liabilities                               518        230,484          7,344        288,133       300,313
                                                            -----------    -----------    -----------    -----------   -----------
                                                                (48,063)       (23,856)       (28,542)      (269,437)     (290,900)
                                                            -----------    -----------    -----------    -----------   -----------
                      Net cash used in operating
                           activities                          (310,144)      (732,050)      (545,941)    (1,951,400)   (2,924,618)

Cash flows from investing activities
     Capital expenditures                                       (16,505)       (45,365)       (19,093)      (166,668)     (212,339)
     Security deposits                                           (2,650)          (800)        (2,650)        (8,101)      (12,984)
     Patents and trademarks                                      (4,514)          --           (4,514)          --          (4,534)
                                                            -----------    -----------    -----------    -----------   -----------
                      Net cash used in investing
                           activities                           (23,669)       (46,165)       (26,257)      (174,769)     (229,857)

Cash flows from financing activities
     Net payments under short-term
         borrowing agreements                                   (95,000)          --          (25,000)      (330,000)         --
     Issuance of convertible bridge notes                          --             --          175,000           --         175,000
     Issuance of warrants                                          --             --           25,000           --          25,000
     Sales of common stock                                      170,687           --          579,505      6,368,392     7,093,831
     Redemption of common stock                                    --             --             --             --        (138,000)
     Offering costs                                              (9,828)          --          (14,228)          --            --
                                                            -----------    -----------    -----------    -----------   -----------
                      Net cash provided by financing
                           activities                            65,859           --          740,277      6,038,392     7,155,831
                                                            -----------    -----------    -----------    -----------   -----------
                      Net increase (decrease) in cash
                           and cash equivalents                (267,954)      (778,215)       168,079      3,912,223     4,001,356
Cash and cash equivalents at beginning of period                441,254      4,779,571          5,221         89,133          --
                                                            -----------    -----------    -----------    -----------   -----------
Cash and cash equivalents at end of period                  $   173,300    $ 4,001,356    $   173,300    $ 4,001,356   $ 4,001,356
                                                            ===========    ===========    ===========    ===========   ===========

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

         December 31, 1996, and September 30, 1996 and 1997 (Unaudited)


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

         SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fourth quarter and year ending December 31, 1997. Assuming that SFAS 128 had been implemented, basic and dilutive loss per share would have been the same as that reported for all periods presented.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

         December 31, 1996, and September 30, 1996 and 1997 (Unaudited)


3.       Other Assets
                                       December 31,   September 30,
                                          1996            1997
                                        --------        --------

         Deferred offering costs        $148,061        $   --
         Security deposits                 4,883          12,984
         Patents                           4,534           4,534
                                        --------        --------

                                        $157,478        $ 17,518
                                        ========        ========

         Deferred offering costs consist of legal fees and related expenses in connection with the Company's initial public offering of common stock. Such amounts were reflected as an offset to the gross proceeds received from this offering (see note 5).

4.       Accrued Liabilities
                                      December 31,    September 30,
                                          1996            1997
                                        --------        --------
         Compensation                   $  1,000        $264,923
         Deferred revenue                   --            10,000
         Interest and other               11,180          14,430
                                        --------        --------

                                        $ 12,180        $289,353
                                        ========        ========

         Included in accrued compensation is a third quarter charge of $250,000 (included in selling, general and administrative expenses) relating to termination severance for the Company's Chief Operating Officer (COO).

5.       Stockholders' Equity

         During July 1997, the Company effected a two for one stock split in the form of the issuance of a one for one stock dividend. The financial statements and accompanying notes for the periods presented have been restated for the stock split.

         During February 1997, the Company completed an initial public offering of 2,420,000 (1,210,000 pre stock dividend) shares of its common stock at $3.00 ($6.00 pre stock dividend) per share resulting in net proceeds of $6,220,331 after deduction of offering expenses. Outstanding notes payable of $442,000, including $117,000 of notes payable to a stockholder/director were repaid from the net proceeds of the offering.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

         December 31, 1996, and September 30, 1996 and 1997 (Unaudited)


5.       Stockholders' Equity - Continued

         The following table summarizes stock option activity for the nine months ended September 30, 1997:

                                          Grant          Expiration         Exercise         Total
         Recipient                        date              date              price          shares
         ---------                        ----              ----              -----          ------
         Options outstanding as of
              December 31, 1996                                                             346,000

         Options granted:
              COO                       March 1997       March 2004           $ 3.21        260,000
              V.P. Finance              April 1998       April 2004           $ 4.43         40,000
              Director of Product
                  Marketing             April 1997       April 2004           $ 4.43         60,000

         Options forfeited:
              COO                           -                 -                   -        (221,000)
              Director of Product
                  Marketing                 -                 -                   -         (57,000)
              Other                         -                 -                   -         (50,000)
                                                                                            --------

         Options outstanding as of September 30, 1997                                       378,000
                                                                                            ========

         Options exercisable as of September 30, 1997                                       267,003
                                                                                            ========

         The difference between the option exercise prices and estimated fair value of common stock at the date of grant for the options granted is $225,400 and has been reflected as unearned compensation in the Company's financial statements to be recognized as expense over the five year vesting term of the stock option agreements. In connection with the involuntary terminations of the COO and the Director of Product Marketing, options to purchase 278,000 shares of common stock were forfeited and $168,389 of the $225,400 of unearned compensation was reversed during the third quarter ended September 30, 1997 with no resulting impact to the statement of operations.

         Subsequent to September 30, 1997, the Company issued 6,500 options to purchase shares of common stock at $ 10.75 per share to other employees and 91,666 options at $10.75 per share to outside directors. These options expire during October 2004 and vest ratably over five years.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

         December 31, 1996, and September 30, 1996 and 1997 (Unaudited)


5.       Stockholders' Equity - Continued

         In connection with the Company's initial public offering, the Agent for the offering received a five-year warrant to purchase 88,938 (44,469 pre stock dividend) shares of common stock at an exercise price of $3.60 ($7.20 pre stock dividend) per share. The warrant is exercisable from February 1998 through February 2002. Effective in March 1997, the Company issued warrants to a consultant to purchase 25,000 (12,500 pre stock dividend) shares of common stock at $3.00 ($6.00 pre stock dividend) per share. The warrants are exercisable for seven years.

6.       Related Party Transactions

         Included in accounts receivable are $97,062 of amounts due from Inter-Con/PC, Inc. During the nine months ended September 30, 1997, $154,160 of revenues were recognized from transactions with Inter-Con/PC, Inc. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding the Company's relationship with Inter-Con/PC, Inc.

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

OVERVIEW

The Company was incorporated in 1993 to develop real-time, stand-alone systems capable of identifying individuals through automated fingerprint analysis for use in controlling access to resources, information and facilities. From inception through most of 1996 the Company's development efforts, which by agreement were to be funded by Jasper Consulting, Inc. ("Jasper"), were principally focused on the development of its fingerprint identification and analysis products. In the second half of 1996, the Company shifted its principal focus from development to marketing and sales of its products. The Company's focus in the near term is to market its products through distributors, value added resellers, independent sales organizations and system integrators primarily in the following application areas: controlled access to appliances, information, resources, computers and computer networks, as well as apartments, offices and other facilities.

During March 1997, the Company hired a Chief Operating Officer with a marketing background. During April 1997, the Company hired a Director of Product Marketing and a Vice President of Finance. In July 1997 the Company involuntarily terminated its Director of Product Marketing and in October 1997 the Company involuntarily terminated its Chief Operating Officer (see notes 4 and 5 of notes to interim financial statements for additional information). The Company intends to augment its sales staff by adding a vice president of sales during the near term. However there can be no assurance that the Company will be able to retain a qualified individual for this position.

During the quarter ended March 31, 1997, the Company began shipping its SACMan(TM) product to customers (see below). During September, 1997, the Company completed development of SAC LOGON(TM) which is designed to provide for access to a computer system through the use of a fingerprint in place of a computer password to log on. The Company has since integrated SAC LOGON(TM) with SACMan(TM), such that, SAC LOGON(TM) is a part of the SACMan(TM) product.

During July 1997 the Company previewed its first release of SAC Remote(TM) at the Card Tech Secure Tech Trade Show. The Company expects to be ready to ship SAC Remote systems for OEM applications during the fourth quarter of 1997. The Company continues to develop SAC_Encrypt(TM) which is intended to provide for the encryption/de-encryption of local applications programs by controlling all access to data files and networks according to a user's unique fingerprint key, thereby controlling all data movement and peripherals within a computer system. The Company anticipates release of this product during the second quarter of 1998. However there can be no assurance that this product will be completed or will be completed in this time frame.

The Company's more significant current product offerings incorporate the technology developed by the Company for Jasper. The Company has a world-wide license agreement with Jasper for use of such technology in all industrial, commercial and consumer identification and access control applications, including, access to buildings, apartments, offices and other facilities, appliances, information, resources, computers and computer networks. Jasper has the right to exploit such technology in all other markets including immigration control, automobile, medical patient identification, national identification, government, law enforcement and financial transaction processing markets such as credit card transactions and check cashing.

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

The Company had previously completed development of a Set Top Box, which provides for basic personal computer functions and Internet access via a wireless keyboard and a conventional television set. However, the Company did not believe that the promotion and marketing of the Set Top Box was within its primary focus and, accordingly, conveyed the technology to Inter-Con/PC, Inc. ("Inter-Con"), in exchange for an initial 50% ownership interest (35.6% as of September 30, 1997) in Inter-Con, a development stage Company. The Company has a technical support agreement with Inter-Con which provides for Inter-Con to pay technical support fees to the Company of up to $20,000 per month. The agreement expires in October 1999 and is subject to three successive one-year renewals at the option of Inter-Con.

By agreement, Jasper is obligated to pay a royalty to the Company for sales of certain products and the Company has the exclusive right to manufacture products sold by Jasper, subject to a predetermined pricing structure. However, the Company is not relying on these potential sources of revenue from Jasper or its interest in Inter-Con to significantly impact its results of operation.

The Company anticipates adding fewer than five additional employees through December 31, 1998. The Company believes that research and development is critical to maintaining a strong technological position in the industry and, therefore expects research and development expenses to continue to increase in absolute dollars in future periods. The Company anticipates accounts receivable and inventory levels, and selling, general and administrative expenses will increase significantly in connection with its transition to marketing and selling its products.

RESULTS OF OPERATIONS

Total revenues for the three months ended September 30, 1997 were $152,685 and $349,785 for the nine months ended September 30, 1997. See below for further discussion.

Revenues from product sales were $74,008 for the three months ended September 30, 1997 and $118,318 for the nine months ended September 30, 1997. For the three months ended September 30, 1997, these revenues were principally from the sale of SACMan(TM) units to one customer and to a lesser extent include sales of SACMan(TM) Developer Tool Kit systems. Revenues for the nine months ended September 30, 1997 include sales of SACMan(TM) Developer Tool Kit systems to entities developing or investigating the development of applications which may utilize the Company's products.

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

Revenues from reimbursed research and development were $0 during the three months ended September 30, 1997 and $36,000 for the nine months ended September 30, 1997 and relate to collection of previously unrecognized research and development billings to Jasper, as discussed below.

Revenues from technical support and other services were $78,677 for the three months ended September 30, 1997 and $195,467 during the nine months ended September 30, 1997. These revenues relate primarily to billings under the technical service agreement with Inter-Con discussed above, other development services provided to Inter-Con, and $26,306 of revenues in the third quarter from development activities.

As more fully discussed in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, the Company has recognized revenue from Jasper (primarily related to reimbursed research and development and technical support services through April 1996) on the cash method, as collection of amounts billed is not assured. As of September 30, 1997 there were approximately $319,100 of billings outstanding from Jasper which have not yet been collected or recognized for financial reporting purposes. Jasper has agreed to allow the Company to offset future product royalties due to Jasper, if any, against these unrecognized receivables. In addition, the Company is entitled to collect an additional $800 for each product manufactured by the Company for Jasper in order to accelerate payment of the outstanding balance. No assurance can be given that future sales subject to payment of royalties to Jasper or orders to manufacture products on behalf of Jasper will occur in amounts sufficient to offset the uncollected billings above, if at all.

Gross profit on product sales for the three month period ended September 30, 1997 was $13,871. Cost of product sales exceeded revenues from products sales for the nine month period ended September 30, 1997 by $22,972. This principally resulted from first quarter costs associated with establishing a prototype pre-production line and hiring and training personnel on the operation of the prototype pre-production equipment.

Selling , general and administrative expense increased $613,085 to $689,111 during the three months ended September 30, 1997, and increased $1,426,582 to $1,591,019 for the nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996. The increase for the three months and nine months ended September 30, 1997 was primarily due to $184,189 and $509,680, respectively of additional salaries and wages and incentive compensation for marketing and administrative personnel;$0 and $84,456, respectively of recruiting and relocation costs for the new Chief Operating Officer and Vice President of Finance; $250,000 during each period, of cost associated with a severance agreement for the COO who was terminated in October 1997; $40,838 and $171,681, respectively of increased professional fees and the remainder of the increase was principally due to certain marketing and travel activities.

Research and development expense decreased $56,010 to $119,995 during the three months ended September 30, 1997 and increased $18,611 to $344,662 for the nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996. During the three month period ending September 30, 1996 the Company had not fully completed development of SACMan and therefore more resources were allocated for development during this period than the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Since January 7, 1993 (date of inception), the Company's capital needs have been principally met by a February 1997 initial public offering of 2,420,000 (1,210,000 pre stock dividend) shares of common stock at $3.00 ($6.00 pre stock dividend) per share which resulted in net proceeds of $6,220,331, after deduction of offering expenses; a July 1996 $700,000 private placement of common stock; and a May 1996 sale of $200,000 of convertible bridge notes and warrants to purchase 50,000 shares of common stock. The bridge notes were converted to common stock during mid 1996 concurrent with the completion of the aforementioned private placement.

Net cash used in operating activities during the nine months ended September 30, 1997 was $1,951,400 and was principally due to operating losses. Net cash used for investing activities during the nine months ended September 30, 1997 was $174,769 and was primarily due to the purchase of equipment and furniture. Net cash provided by financing activities during the nine months ended September 30, 1997 was $6,038,392 and was principally from proceeds received from the initial public offering discussed above.

The Company believes the funds raised from its recent initial public offering will be adequate to last through early 1999. No assurance can be given that events and circumstances won't change and require additional capital at an earlier date. No assurance can be given that any additional financing, when needed, will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders.

Working capital increased $4,627,349 during the nine months ended September 30, 1997 to $4,271,764, as compared to a deficit of $355,585 as of December 31, 1996. This increase is principally due to the proceeds received from the initial public offering offset by $1,681,963 of operating losses through September 30, 1997. Additionally, during the nine months ended September 30, 1997, there was a $282,420 increase in inventories, a $195,388 increase in accounts receivable, and a $277,173 increase in accrued expenses, a $108,099 decrease in accounts payable, a $213,000 reduction in borrowings under a revolving note payable to a bank and the Company repaid a $117,000 note payable to an officer/director. The inventory increase is attributable to purchasing component parts for its SACMan and related products for future production. The accounts receivable increase is attributable to sales of increased revenue from the Company's products and technical support to one customer and to Inter-Con.

See note 5 of the notes to interim financial statements for information regarding 1997 stock option and warrant activity.

RECENTLY ISSUED ACCOUNTING STANDARD

See note 2 of notes to interim financial statements for information regarding SFAS 128 "Earnings per Share."

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

              None

Item 2.  Changes in Securities and Use of Proceeds

         Use Of Proceeds from Registered Securities


1.   (a) State the name of the issuer or successor issuer filing the report.

                             SAC Technologies, Inc.

     (b) If a successor issuer is filing the report with respect to the registration statement of its predecessor, state the name of such predecessor issuer.

                                       N/A

2. (a) Indicate the effective date of the registration statement for which this information is reported.
                                                           MO     DAY     YEAR
                                                         [0 2]   [1 4]    [9 7]


                                                                        Regional
      (b) Provide the SEC file number assigned to the registration       Office
          statement.                                                      Code
                                                                         If Any
                                 [ 2 ] [ - ] [ 1 ] [ 6 ] [ 4 ] [ 5 ] [ 1 ] [ - ]


      (c) If the issuer has been assigned a CUSIP number, specify the first (6) digits.

                                             [ 0 ] [ 7 ] [ 8 ] [ 3 ] [ 8 ] [ 6 ]


3.    (a) Has the offering commenced?                                  Yes    No
                                                                       |X|   |_|


      (b) If yes, indicate the date the offering commenced.  MO     DAY    YEAR
                                                           [0 2]   [1 4]   [9 7]
                  If no, explain briefly
                                        ----------------------------------------
                  --------------------------------------------------------------
                  --------------------------------------------------------------


4.    Did the offering terminate before any securities were sold?       Yes   No
                                                                        |_|  |X|
                  If yes, explain briefly
                                         ---------------------------------------
                  --------------------------------------------------------------
                  --------------------------------------------------------------

Instruction:  If the answer to Item 4 is "yes", do not answer 5-12.

5.    Did the offering terminate prior to the sale of all securities    Yes   No
      registered?                                                       |_|  |X|

                  If yes, explain briefly
                                         ---------------------------------------
                  --------------------------------------------------------------
                  --------------------------------------------------------------

6.    Furnish the name(s) of the managing underwriter(s), if any.

      (01)  Tuschner & Company, Inc.
      --------------------------------------------------------------------------
      (02)
      --------------------------------------------------------------------------
      (03)
      --------------------------------------------------------------------------
      (04)
      --------------------------------------------------------------------------

7.    (a)   Indicate the title and code of each class of securities registered and, where a class of convertible securities is being registered, indicate the title and code of any class of securities into which such securities may be converted

      Title of security                                                Code
      --------------------------------------------------------------------------
      (01)  Equity                                                      EQ
      --------------------------------------------------------------------------
      (02)
      --------------------------------------------------------------------------
      (03)
      --------------------------------------------------------------------------
      (04)
      --------------------------------------------------------------------------

      (b)   Describe briefly any class of securities categorized as "other."
                  N/A
      --------------------------------------------------------------------------
      --------------------------------------------------------------------------
      --------------------------------------------------------------------------
      --------------------------------------------------------------------------

8. Indicate on the following table the amount and aggregate offering price of securities registered and sold to date for the account of the issuer and for the account(s) of any selling security holder(s).

                 For the account of the issuer                                       For the account(s) of any
                                                                                     selling security holder(s)
-----------------------------------------------------------------------------------------------------------------------------
  Title of        Amount      Aggregate     Amount sold    Aggregate      Amount       Aggregate    Amount sold    Aggregate
  security      registered     price of                    offering     registered     offering                    offering
                               offering                    price of                    price of                    price of
                                amount                    amount sold                   amount                    amount sold
                              registered                                              registered
-----------------------------------------------------------------------------------------------------------------------------
(01)           1,210,000     $7,260,000     1,210,000     $7,260,000
               Shares                       Shares
 Common
 Stock

-----------------------------------------------------------------------------------------------------------------------------
(02)
-----------------------------------------------------------------------------------------------------------------------------
(03)
-----------------------------------------------------------------------------------------------------------------------------
(04)
-----------------------------------------------------------------------------------------------------------------------------
(05)
               1,210,000     $7,260,000     1,210,000     $7,260,000
Total          Shares                       Shares
-----------------------------------------------------------------------------------------------------------------------------


9. State, if known, or furnish a reasonable estimate of, the amount of expenses incurred for the issuer's account in connection with the issuance and distribution of the securities registered for each category listed below. Place an "X" in the box to the left of any amount given that is an estimate.

                                        DIRECT OR INDIRECT PAYMENTS TO
                                        DIRECTORS, OFFICERS, GENERAL PARTNERS OF
                                        THE ISSUER OR THEIR ASSOCIATES; TO
                                        PERSONS OWNING TEN PERCENT OR MORE OF
                                        ANY CLASS OF EQUITY SECURITIES OF THE
                                        ISSUER; AND TO AFFILIATES OF THE          DIRECT OR INDIRECT
                                        ISSUER                                    PAYMENTS TO OTHERS
                                                         (A)                                 (B)
--------------------------------------------------------------------------------------------------------
(01)     Underwriting discounts         $                                                 $726,000
         and commissions
--------------------------------------------------------------------------------------------------------
(02)     Finders' Fees
--------------------------------------------------------------------------------------------------------
(03)     Expenses paid to or for                                                            15,800
         underwriters
--------------------------------------------------------------------------------------------------------
(04)     Other expenses                                                                    182,259
--------------------------------------------------------------------------------------------------------
(05)     Total Expenses                 $                                                 $924,059
--------------------------------------------------------------------------------------------------------



10.   Indicate the net offering proceeds to the issuer after the   [$ 6,335,941]
      total expenses in Item 9 above.

11. State, if known, or furnish a reasonable estimate of, the amount of net offering proceeds to the issuer used for each of the purposes listed below. Do not include any amount in "working capital" to which a more specific category is applicable. Place an "X" in the box to the left of any amount given that is an estimate.

                                                   DIRECT OR INDIRECT PAYMENTS        DIRECT OR INDIRECT
                                                   TO DIRECTORS, OFFICERS, GENERAL    PAYMENTS TO OTHERS
                                                   PARTNERS OF THE ISSUER OR THEIR
                                                   ASSOCIATES; TO PERSONS OWNING
                                                   TEN PERCENT OR MORE OF ANY
                                                   CLASS OF EQUITY SECURITIES OF
                                                   THE ISSUER; AND TO AFFILIATES
                                                   OF THE ISSUER
                                                                (A)                         (B)
--------------------------------------------------------------------------------------------------------
(01)     Construction of plant, building and
         facilities                                     $                              $
--------------------------------------------------------------------------------------------------------
(02)     Purchase and installation of
         machinery and equipment                                                            163,225
--------------------------------------------------------------------------------------------------------
(03)     Purchase of real estate
--------------------------------------------------------------------------------------------------------
(04)     Acquisition of other business(es)
--------------------------------------------------------------------------------------------------------
(05)     Repayment of indebtedness                              117,000                     325,000
--------------------------------------------------------------------------------------------------------
(06)     Working capital
--------------------------------------------------------------------------------------------------------


Temporary investment (specify)
--------------------------------------------------------------------------------------------------------
(07)     Certificates of Deposits                       $                        X     $  2,154,000
--------------------------------------------------------------------------------------------------------
(08)     Money Market                                                            X        1,467,277
--------------------------------------------------------------------------------------------------------
(09)
--------------------------------------------------------------------------------------------------------
(10)
--------------------------------------------------------------------------------------------------------

Other purposes (specify)
--------------------------------------------------------------------------------------------------------
(11)     Administrative and Professionals        X      $       124,524                $    474,569
--------------------------------------------------------------------------------------------------------
(12)
--------------------------------------------------------------------------------------------------------
(13)     Inventory and Components                                59,204                     413,374
--------------------------------------------------------------------------------------------------------
(14)     Research and Development                               205,811                     183,510
--------------------------------------------------------------------------------------------------------
(15)     Product Marketing                                      110,131                     179,154
--------------------------------------------------------------------------------------------------------
(16)     Sales and Promotion                                          0                     355,104
--------------------------------------------------------------------------------------------------------


12. Do the uses(s) of proceeds in item 11 represent a material change in the use(s) of proceeds described in the prospectus?
                                                                       YES    NO
                                                                       |_|   |X|

      If yes, explain briefly
                             ---------------------------------------------------

      --------------------------------------------------------------------------

      --------------------------------------------------------------------------

      --------------------------------------------------------------------------

      --------------------------------------------------------------------------

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

                           (B) The Company's annual report on Form 10-KSB for the year ended December 31, 1996 as filed on March 31, 1997 and,

                           (C) The Company's quarterly reports on Form 10-QSB for the quarters ended March 31, 1997 and June 30, 1997 as filed on May 15, 1997 and as amended on May 20, 1997, and August 14, 1997.

                  (ii)     Exhibit 10 - Material Contracts
                                    None

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

                                        SAC Technologies, Inc.
                                        (the "Registrant")



Date: November 14, 1997                 /s/ Barry Wendt
                                        ----------------------------------------
                                        Barry Wendt, Chief Executive Officer


                                        /s/ Gary Wendt
                                        ----------------------------------------
                                        Gary Wendt, Chief Financial Officer