Form 10KSB40
period 1997-12-31
SAC TECHNOLOGIES INC
filed 1998-03-31
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION,
                             Washington, D.C. 20549

                                   FORM 10-KSB

         |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended  December 31, 1997    Commission File number 333-16451

                             SAC TECHNOLOGIES, INC.
                                   Minnesota                          41-1741861

            4444 West 76th Street, Suite 600, Edina, Minnesota 55435
              (Address of principal executive offices) (Zip Code)


                      Issuers telephone number 612-835-7080

 Securities registered under Section 12(b) of the Exchange Act:
                                                         3,170,000 Common Shares
 Securities registered under Section 12(g) of the Exchange Act:
                                                         3,170,000 Common Shares
                                                                       1 Warrant

                     Common Stock, $0.01 par value per share
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. __X__

State issuer's revenues for its most recent fiscal year: $ 464,168 .

State the aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant based on the closing sale price as reported by NASDAQ on March 26, 1998: $28,516,370.*

As of March 26, 1998, 7,472,367 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Form SB-2 (Commission File No. 333-16451) are incorporated by reference into Item 13 of Part III.

Transitional Small Business Disclosure Formats (check one):  Yes ___ No _X_



--------
* Shares of Common Stock held beneficially by directors, executive officers and persons known to own beneficially in excess of 5 percent of the Common Stock have been excluded in calculating this value.

                                     PART I

This Form 10-KSB contains certain forward-looking statements. For this purpose, any statements contained in this Form 10- KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," or "continue" or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors including, without limitation, the risk factors set forth in the "Risk Factors" section of the Company's Registration Statement on Form SB-2 (File No.333-16451) filed pursuant to Rule 424(b) dated February 14, 1997 and any future amendments to this filing.

Unless the context indicates otherwise, all references to the "Company", "SAC" "Registrant" or the "Issuer" in this Annual Report on Form 10-KSB relate to SAC Technologies, Inc.

The SACMan, SACcat, SAC_Remote, Bio-Key, SACSecure, SACcipher and SACBook unregistered trademarks appear in this Annual Report on Form 1O-KSB and are owned by the Company.

ITEM 1. DESCRIPTION OF BUSINESS

(a) BUSINESS DEVELOPMENT

In 1992 Jasper Consulting, Inc. ("Jasper") engaged North Country Business Products, an office supply company located in Bemidji, Minnesota, in discussions about the possibility of developing an automated fingerprint identification device. North Country Business Products began a search for someone who could engineer and develop such a product. Barry M. Wendt, the Company's CEO, was contacted and determined that the automation of such a process was within his abilities. Consequently, in 1995, a new company, BBG Engineering, Inc., ("BBG") was formed by Jasper and Mr. Wendt, along with Benedict A. Wittig and Gary E. Wendt for the purpose of developing an automated fingerprint identification system (BBG subsequently changed its name to SAC Technologies, Inc "SAC"). Jasper agreed, in consideration of an assignment of the patent rights to certain fingerprint identification technology ("FIDS Technology"), to fund the development of a fingerprint identification system.

By mid-summer of 1993, SAC completed the development of the initial concepts for electronic analysis of fingerprints. Pursuant to SAC's agreement with Jasper, initial patent applications were filed by Jasper in the fall of 1993. Also, in the fall of 1993 the Company acquired certain optic technology ("Optic Technology") from Richard Fiskum to be used in conjunction with and as an integral part of the fingerprint analysis system. Subsequently, the Company redeemed all of the shares of the Company owned by Jasper. It was also at this time that the Company finalized the original intention of its underlying understandings with Jasper with respect to a licensing agreement (the "Jasper Agreement"). From inception through most of 1996 the Company's development efforts, which by agreement were to be funded by Jasper, but were principally funded by the Company, focused on the development of its fingerprint identification and analysis products. Since such time, and through the first part of 1998, the Company has continued product development, including marketing the SACMan(TM) developers tool kit (DTK) to potential integrators of the Company's technology and the developemnt of the Company's SACcat(TM) product, which incorporates screen saver and lockout functions and a SAC_Remote (TM) product slated for the OEM biometric access control market.

During the fourth quarter of 1997, and into the first quarter of 1998, the Company has entered into various strategic agreements which are designed to allow the Company to integrate voice and facial recognition, encription, desktop configuration, security and video conferencing capabilities for utilization with its core product. No assurance can be given that these technologies will be incorporated in a manner acceptable to potential customers, that it will be timely implemented, that the cost of the end products will be acceptable to the market place, or that the Company will have the resources to complete these efforts.

(b)  BUSINESS OF ISSUER

Incorporated in 1993, the Company develops and markets fingerprint identification products for use in general commercial and consumer applications. The Company's goal has been to develop automated fingerprint identification products which are portable, easily integrated with existing applications, and affordable for mass commercialization. The Company's more significant current and anticipated product offerings incorporate FIDS Technology, a biometric technology developed by the

Company for Jasper, with other technologies developed by the Company, along with the integration of technology developed by recently identified strategic partners. The Company has a world-wide license agreement with Jasper for use of the FIDS Technology in all access control markets. Jasper has the right to exploit FIDS technology in all other markets including specifically financial services, law enforcement, national identification systems and personal identification systems for government and some medical patient identification applications, which market rights belong to Jasper.

The Company's underlying technology consists of (i) the Optic Technology, which captures the image of a fingerprint; (ii) hardware and software which translates and standardizes the image of the fingerprint for computer analysis ("Biometric Solution"); (iii) a license to the FIDS Technology, which is software which classifies the fingerprint and (iv) SAC_App, an application generator and database management development package which facilitates integration of the Company's products for vertical market applications. Utilizing these technologies, the Company has continued the development of its initial automated fingerprint identification products. Its products, SACMan, SACcat, and SAC_Remote are principally targeted to control access to information resources and facilities, such that only individuals comprising an approved fingerprint database are allowed access.

1. PRODUCTS AND MARKETS

The Company's current plan is to develop and market products which address industry-specific security applications. The Company has developed some limited manufacturing and product assembly capability and is contracting for outside manufacturing and assembly of its products, as needed. The Company's SACMan is a developer toolkit (DTK) for use in creating a biometrics application. The DTK includes all required hardware and software components to evaluate the integration of the Company's biometric technology into an original equipment manufacture ("OEM") or system integrator application.

The Company's SACcat product is a biometrics information access control solution that provides for workstation log-on, screen saver, and security at one single location or across several networked workstations. SACcat creates a computer model code (Bio-Key (TM)) of a fingerprint to identify a live scan of a fingerprint without the use of a key, password card or token. The SACcat product is intended for the information security marketplace and currently supports a Windows N/T environment. During the third quarter of 1998, the Company expects that the product will be available to secure Windows 95, Unix and Novell environments.

The Company's SAC_Remote product is a personal computer ("PC") programmable finger print identification product packaged in a stand-alone central processing unit. The SAC_Remote is designed to interface with a wide range of OEM product applications such as: facility access, gate control, time and attendance, vending/kiosk applications, ATM/credit card transactions, and point-of-sale terminals. The Company expects SAC-Remote to be available by late-1998.

Although the Company does not expect to derive any significant short-term revenue from the markets serviced by Jasper, the Company plans to package its products for sale by Jasper to the consumer credit verification and validation, law enforcement and national identification systems markets.

The Company's products use a camera to take a visual image of an approximately one-half inch by one-half inch area of a fingerprint. The image is produced at an effective resolution of approximately 1,000 dots per inch (DPI). The products then make several passes on the image to optimize and clarify it. Subsequently the products identify distinguishing characteristics of a fingerprint. These distinguishing characteristics are mapped by the Company's technology such that the product can verify whether the characteristics match those of a previously mapped fingerprint.

Each of the Company's products scans and analyzes a fingerprint in approximately three seconds and generates an identification code which can be used to identify the owner of the print from an online database located on an attached personal computer. The Company's current products can verify the identity of a computer user desiring access and can be used to allow or disallow the user from accessing a computer, computer network, or specific application. The Company currently plans to make this product available in desk-top and wall-mount enclosures created for cost-effective uses in existing mass marketplaces.

The Company believes that its products will have a broad range of possible applications relating to high technology security solutions. The potential applications for secure access control include the following:

     i. General access control - Every doorway presently utilizing any form of controlled access represents a possible sale opportunity for the Company. A 1995 Access Control Report by J.P. Freeman & Company forecasted the secure access control market to be $2.02 billion in 1998.

     ii Information resource and network access control - Every existing computer network and stand-alone computer system represents an opportunity for use of the Company's technology, which the Company believes could provide a cost-effective method for securing information resources.

In addition, the Company may derive revenue from the efforts of Jasper in those longer-term markets reserved for Jasper under the Jasper Agreement. However, the Company is not relying on these potential sources of revenue to significantly impact its results of operations.

2. DISTRIBUTION METHODS OF THE PRODUCTS

The Company currently plans to market its products through various distributors, OEMs, dealers and value added resellers. Current marketing plans include direct OEM sales telemarketing, trade show presentations, advertising in trade publications, and catalog sales. The Company will continue to develop it's strategy for identifying the major purchasing entities in each of its target markets and determine the appropriate medium for reaching such entities. The Company has developed marketing literature for its SAC products and has displayed its SAC products at various product conferences and conventions.

A majority of the Company's sales are anticipated to be made though qualified volume resellers, consisting primarily of distributors, OEMs, and system integrators. Sales to end users would likely be made through existing retail electronics distribution channels so that the Company could attempt to optimally allocate its technical support resources to volume users. The Company will continue to evolve it's sales and marketing team, which will require the hiring of new individuals and technical support staff.

3. STATUS OF NEW PRODUCTS

The Company has entered into certain agreements and strategic alliances designed to allow for layered biometrics, encryption, and video conferencing technologies, along with the Company's current Windows NT log-on and screen saver products. These technologies are designed to provide for a full range of applications. While the Company hopes to create such a layered biometric solution, the success of the integrated products and applications will not only depend on the Company's efforts and technologies but also the efforts and technologies of others. No assurance can be given that the technologies will effectively compete with new or existing technologies in all of these markets or that superior technologies will not be developed which would obsolete an integrated component or components of the Company's anticipated layered biometric solution. The actual timing of the integration of these will be subject to a variety of factors including without limitation, technology and development issues as well as developing an effective marketing approach.

The Company and Keyware Technologies, Inc. ("Keyware") have entered into a strategic alliance to integrate Keyware's Voice Guardian verification technology into SACMan products. Keyware's Layered Biometric Verification (LBVtm) is designed to enable users to mix and match those biometric technologies that work best for their application and meet their unique security requirements. The integrated VoiceGuardian-tm technology is anticipated to be available on the Company's products in late-1998.

The Company and Miros Inc., ("Miros") located in Wellesly, MA, developer of face recognition software for security and time and attendance have signed a non-exclusive agreement that calls for integration of Miros' TrueFace software into the Company's fingerprint identification products. Miros' TrueFace software is based on neural network technology and is designed to overcome the variability of peoples' faces in determining whether a face is the same as the image that was previously stored on a database. TrueFace PC is stated to be compatible with PC client/server standards and also to be used alone or in conjunction with other computer security methods. The TrueFace PC client runs on Microsoft Windows 95 and NT. The server software runs on Windows NT, Netware 4.x, and Unix. It is expected to be available on the Company's products by late-98.

The Company and Pinnacle Technology, Inc. ("Pinnacle") have entered into an exclusive agreement that will integrate Pinnacle's "Trusted Desktop Commander" security software with the Company's own biometrics technology to provide convenient point and click configuration and control of Windows 95, Windows NT and Novell network environments tied to a user's actual identity. The combined technologies are designed to allow Management Information System ("MIS") managers and system administrators to biometrically identify and control who can logon to a workstation or network. In addition, the system is intended to give administrators the ability to centrally configure the desktop of every user on the network for subsequent profile download to the workstation during logon, restrict access to applications and data, restrict access to workstation or network resources including printers and disk drives, audit and monitor all user activities and allow for user mobility via desktop profile download. Users can also be restricted from altering their desktops, which may reduce maintenance costs and training and improve productivity. With an installed base in excess of 150,000 users, Pinnacle's Trusted Desktop software has become an accepted security solution. This integrated product is anticipated to be completed by mid-98.

The Company and Certicom Corp. ("Certicom") of Toronto, Canada and San Mateo, Califorina have entered into a licensing agreement. Certicom is a provider of cryptographic technologies for computing and communications companies. Vendors of electronic commerce and digital communications products are integrating and deploying Certicom's core technology, the Certicom Elliptic Curve Engine (CE)2, across a wide range of operating environments and devices to build security into software, smart card and wireless applications. Based on Elliptic Curve Cryptography, (CE)2 provides higher levels of security at smaller key sizes than any other established public-key cryptographic system. This technology, which is designed to accomplish similar functionality to the Company's previously announced SAC_Encrypt product, is anticipated to be available on the Company's products by late-1998.


The Company has entered into an exclusive agreement with Baraka IntraCom, Inc. ("Baraka") of Torrance, California and London, U.K. Under the agreement the Company is expected to integrate Baraka IntraComs's video conferencing and video e-mail technology with its own biometrics technology and cryptographic software licensed from Certicom Corp. to provide users the ability to biometrically identify, control, encrypt and secure live video node to node communications over unsecured channels utilizing an individual's unique Bio-Key. Baraka's VidCall 32, a software-only video conferencing system for Windows 95, enables live video conferencing worldwide with dial-up connections over ordinary phone lines. CineMail, an audio/video e-mail package, allows anyone with a PC, video camera and standard modem to capture and send full-motion video over normal telephone lines, the Internet or any of the world's standard e-mail services. This integration is anticipated to be complete by late 1998 and available on the Company's products as an add on at that time.

4. COMPETITION

In addition to existing commonplace methods of restricting access to facilities such as pass cards, personal identification numbers, password access, and locks and keys, there are numerous companies involved in the development, manufacture, and marketing of fingerprint biometric products to government, law enforcement, prison, and consumer markets. Some of these companies include Computer Research Labs, Digital Biometrics, Inc., PRINTRAK International, Indenticator, Indetix, Fingermatrix, Inc., Mytec Technologies, Inc., The National Registry, Sandia Labs, Fujitsu, Biometrics Identification, Inc, Ultrascan, Inc., I/O Software, Hi-Key Technologies. In addition, the integration of the Company's products with those of its strategic partners will likely subject the integrated products to competition with a variety of other competitors in varying industries. Many of these competitors have substantially greater resources and experience in marketing biometric products.

Most current automated fingerprint product sales have been for government and law enforcement applications and are priced higher than the price for SACMan. In part, this may be attributable to the fact that several of the Company's competitors are integrating other manufacturers' hardware and/or software and, as such, may be forced to bear higher component costs and technology licensing fees' as well as greater selling expenses. Of the companies specifically targeting consumer application markets, many are projecting product availability during 1998 or 1999. The Company has yet to manufacture, market, or sell any of its products on a wide-scale commercial basis.

With current non-biometric technologies the user must typically possess a key, card, or bit of information such as a personal identification number or password. These systems are easily defeated by obtaining possession of the key, card, or password, or by counterfeiting the key or card. The Company's products will also be competing for market share with other biometric technologies including hand geometry, iris scanning, retinal scanning, and signature verification, as well as existing lock/security/card technology. This is especially true if the Company is able to successfully integrate its technology with those of its strategic partners.

5. SOURCES OF RAW MATERIALS AND PRINCIPAL SUPPLIER

Assembly of the Company's products utilizes components, equipment and processes generally available from outside electronics firms. To date, the Company has purchased all electronic parts, optics parts, circuit boards, and cases from outside vendors and has performed some of the final assembly, calibration, testing and serialization of its products. Products have also been assembled by two outside vendors located in Minnesota. In addition, the Company has identified several regional manufacturers which it believes have the ability to perform assembly of its products, as appropriate, to meet production and assembly requirements beyond this pre-production stage. The Company is also exploring opportunities to have its products manufactured internationally.

6. NO DEPENDENCE ON MAJOR CUSTOMERS

The Company is not dependent on major customers because it does not have any significant sales at this time. The Company does not expect to be dependent on a limited group of customers in the future as it intends to reach mass marketplace applications with its products.

7. INTELLECTUAL PROPERTY RIGHTS

The Company's technology consists of knowledge and information relating to computer hardware and software which is used to create an automated process of imaging a fingerprint, formatting the fingerprint for computer analysis, and identifying and verifying the print relative to an existing database of fingerprint information. The Optic Technology and the Company's Biometric Solution are owned by the Company, subject to an exclusive worldwide license which has been granted to Jasper to use and sell products in certain markets. The FIDS Technology used for fingerprint analysis is owned by Jasper, subject to an exclusive worldwide license which has been granted to the Company to make products for all markets and to use and sell products in certain markets. The Company has had ongoing discussions with Jasper regarding the possible recharacterization of the Company's relationship with Jasper. There can be no assurance of how these conversations will conclude or that the Company won't lose a critical portion of the technology for the manufacturing of it's product. While the Company believes it may be able to utilize other currently available software to classify and match a fingerprint, or may be able to develop such software with its own internal resources, there can be no assurance that such other software will be available to the Company on favorable terms, if at all, that the Company will have the technical ability to develop its own software, or that such software will ultimately serve as an adequate substitute for the FIDS technology in the Company's products.

The Jasper Agreement, as it currently exists, provides that the Company will be paid a royalty of $30.00 for each product sold by Jasper utilizing FIDS Technology, that Jasper will be paid a royalty of $30.50 for each product sold by the Company utilizing FIDS Technology, and that all of Jasper's product requirements may be made by the Company at a gross margin of twenty percent, pursuant to the provisions of a separate OEM agreement between Jasper and the Company. Either Jasper or the Company may transfer or license its rights to FIDS Technology, with the consent of the other party. Any consideration received with respect to a transfer of FIDS Technology within Jasper's field of use will be divided as follows: (i) 10% to Jasper for purposes of funding any legal fees and costs incurred with respect to the transfer or claims; (ii) 10% to the Company for purposes of funding ongoing research and development expenses with respect to the FIDS Technology, Optic Technology, or Biometric Solution; (iii) 48% to Jasper without restriction; and (iv) 32% to the Company without restriction. Any consideration received with respect to a transfer of FIDS Technology within the Company's field of use will be divided as follows: (i) 10% to Jasper for purposes of funding any legal fees and costs incurred with respect to the transfer or claims; (ii) 10% to the Company for purposes of funding ongoing research and development expenses with respect to the FIDS Technology, Optic Technology, or Biometric Solution; (iii) 48% to the Company without restriction; and (iv) 32% to Jasper without restriction.

While the Company has filed a patent application relating to both the Optic Technology and Biometric Solution components of its technology, no patents have yet been issued or indicated as allowable. In addition, although Jasper has filed certain patent applications with the United States Patent & Trade Office with respect to FIDS Technology, no patent has yet been issued and, accordingly, none of the technologies described herein are currently patented by the Company. Part of the Company's technology consists of software or hardware implementations of software ("firmware"). The Company intends to take measures to ensure copyright protection for its software and firmware releases prior to distribution. Also, the firmware/software is serialized in an attempt to ensure that only matched sets will function together. This provides both a mechanism to combat cloning of the Company's products and a method for standardizing products. The Company believes it has developed common law trademark rights in the terms SACMan, SACcat, SAC_Remote, Bio-Key, SACSecure, SACcipher and SACBook and has filed federal trademark applications. The Company does not claim any additional trademarks.

8. GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS

Not applicable.

9. GOVERNMENT REGULATION

The Company currently is not subject to direct regulation by any government agency, other than regulations applicable to business generally. However, in the event of any international sales of it's products, the Company would likely be subject to various domestic and foreign laws aimed at regulating such export and export activities.

10. RESEARCH AND DEVELOPMENT

During 1995, the Company spent approximately $250,000 on research and development. The Company spent approximately $390,000 and $560,000 on research and development in 1996 and 1997, respectively. The Company's customers did not directly bear the costs for the research and development during 1995, 1996, or 1997, which were principally funded through outside sources of equity and debt financing by the Company, as well as, some minor amounts paid by Jasper.

11. ENVIRONMENTAL COMPLIANCE

Not applicable.

12. EMPLOYEES

The Company currently employs 16 individuals on a full-time basis: seven are primarily involved in research, development, and technical support, one is principally involved in technical support and quality control, two are principally involved in research, development, and administrative matters, three are principally involved in administrative and finance matters, and three are principally involved in sales and marketing efforts. The Company also employs a part-time employee who is principally involved in administrative and finance matters

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases approximately 4,555 square feet of space at 4444 West 76th Street, Suite 600, Edina, Minnesota 55435 from Main Street Partners, LLP. The Company plans to use this space for ongoing research and development. The lease is for five years and terminates on May 31, 2002. During the term of the lease, the monthly rent increases from $4,270 to $5,124. The Company also leases approximately 3,840 square feet of space at 4620 South Valley View Road, Suite Al, Las Vegas, Nevada 89103 from Realty 7. The Company currently plans to use this space for marketing and showroom facilities as well as product support. The lease is for three years and terminates on February 14, 2000, with a monthly rent of approximately $3,009. In addition, the Company leases an apartment in Minneapolis, Minnesota for use by the Company's officers, directors, and sales staff, as needed. The principal use of this apartment is for personnel from the Las Vegas office to use when working out of the Edina office. The Company plans to obtain additional facilities, as needed, for marketing.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.   Market for Common Equity and Related Stockholder Matters

The Company's common stock trades on the NASDAQ Small Cap market stock market under the symbol "SACM", and on the Boston Stock Exchange under the symbol "SAC".

As of March 26, 1998, there are (i) 7,472,367 shares of Common Stock outstanding (2,456,000 of which are freely tradable without restriction under the Securities Act of 1933, as amended) held of record by approximately 96 registered holders;
(ii) outstanding options to purchase an aggregate of 539,166 shares, 183,982 of which are exercisable within 60 days from the date of this report, held of record by 17 holders; and (iii) outstanding warrants to purchase an aggregate of 297,216 shares of common stock all of which are exercisable within 60 days from the date of this report, held of record by 8 holders. During March of 1997, the Company issued warrants to a consultant to purchase 25,000 shares of common stock at $3.00 per share. The Company has reserved 750,000 shares of its common stock for issuance pursuant to the Company's 1996 Stock Option Plan. The Company issued to the investors, in connection with the May 17, 1996 Bridge Loan, warrants to purchase 100,000 shares of common stock, at $1.00 per share.

The Company issued to Tuschner & Company, its underwriter in connection with the July, 1996 private placement and May 17, 1996 Bridge Loan, warrants to purchase 83,278 shares of common stock, exercisable for a period of five years, at an adjusted exercise price of $3.00 per share. Tuschner & Company has reassigned warrants to purchase 40,251 shares of common stock to 10 individuals. The Company has issued its underwriter, in connection with its initial public offering, a warrant to purchase 88,938 shares of common stock, exercisable for a period of four years commencing February 14, 1998 at an exercise price of $3.60 per share.

The following table sets forth the range of high and low sale prices per share of common stock for each of the periods indicated as reported by NASDAQ:


1997 BY QUARTER:                          HIGH                           LOW
                                          ----                           ---
FIRST                                     8 1/2                         6 1/2
SECOND                                   12 1/4                         4 3/4
THIRD                                    20 3/4                           9
FOURTH                                   13 7/8                        8 9/16

The Company has not declared or paid any cash dividends on its Common Stock since inception and does not intend to pay any dividends for the foreseeable future.

B.   Use of proceeds from registered securities

     1. The effective date of the registration statement for which this information is reported was February 14, 1997.

     2. The following is a reasonable estimate of, the amount of net offering proceeds to the issuer used for each of the purposes listed below. An "X" has been placed in the box to the left of any amount that is an estimate.

                  DIRECT OR INDIRECT PAYMENTS TO
                  DIRECTORS, OFFICERS, GENERAL PARTNERS OF
                  THE ISSUER OR THEIR ASSOCIATES; TO
                  PERSONS OWNING TEN PERCENT OR MORE OF
                  ANY CLASS OF EQUITY SECURITIES OF THE
                  ISSUER; AND TO AFFILIATES OF THE            DIRECT OR INDIRECT
                  ISSUER                                      PAYMENTS TO OTHERS
                                                (A)                   (B)
--------------------------------------------------------------------------------
(01) Construction of plant, building
     and facilities
--------------------------------------------------------------------------------
(02) Purchase and installation of
     Machinery and equipment                                       $163,400
--------------------------------------------------------------------------------
(03) Purchase of real estate
--------------------------------------------------------------------------------
(04) Acquisition of other business(s)
--------------------------------------------------------------------------------
(05) Repayment of indebtedness                $117,000             $325,000
--------------------------------------------------------------------------------
(06) Working capital
--------------------------------------------------------------------------------

Temporary investment (specify)

(07)     Certificates of Deposit                                 $2,154,000
         -----------------------------------------------------------------------
(08)     Money Market                                              $644,530
         -----------------------------------------------------------------------
(09)
         -----------------------------------------------------------------------
(10)
         -----------------------------------------------------------------------

Other purposes (specify)
                                               Officer
                                              Salaries
(11)     X  Professional Fees                       $0             $222,712
         -----------------------------------------------------------------------
(12)     X  Administrative Salaries and
            Expenses                          $244,026             $798,713
         -----------------------------------------------------------------------
(13)     X  Inventory and Components           $73,064             $562,348
         -----------------------------------------------------------------------
(14)     X  Research and Development          $279,929             $214,927
         -----------------------------------------------------------------------
(15)     X  Product Marketing                 $173,206             $134,895
         -----------------------------------------------------------------------
(16)     X  Sales Promotion                         $0             $228,191
         -----------------------------------------------------------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             SELECTED FINANCIAL DATA


                                                                                                    JANUARY 7, 1993
                                                                                                  (DATE OF INCEPTION)
                                                                YEAR ENDED DECEMBER 31,           THROUGH DECEMBER 31,
                                                       1995              1996             1997             1997
                                                    -----------      -----------      -----------      -----------
SELECTED STATEMENTS OF OPERATIONS DATA
    Revenues                                        $   229,070      $    32,000      $   464,168      $   849,225
    Costs and other expenses
         Cost of sales, support and
            other services                               28,799           14,875          390,243          467,071
         Selling, general and administrative             35,849          422,681        2,297,148        2,793,635
         Research and development                       250,808          386,613          563,045        1,295,223
                                                    -----------      -----------      -----------      -----------
                                                        315,456          824,169        3,250,436        4,555,929
                                                    -----------      -----------      -----------      -----------
            Operating loss                              (86,386)        (792,169)      (2,786,268)      (3,706,704)

    Other income (expense), net                            --            (31,319)         192,454          161,135
                                                    -----------      -----------      -----------      -----------

                                       NET LOSS       (86,386)$       (823,488)$       (2,593,814)     $(3,545,569)
                                                    ===========      ===========      ===========      ===========

    Basic and dilutive loss per share               $      (.02)     $      (.18)     $      (.37)     $      (.71)
                                                    ===========      ===========      ===========      ===========

    Weighted average number of shares
         outstanding (basic and dilutive)             4,490,568        4,565,206        7,047,190        5,021,702
                                                    ===========      ===========      ===========      ===========


                                                    DECEMBER 31,
                                          1995          1996            1997
                                       ---------      ---------      ----------
SELECTED BALANCE SHEET DATA
    Working capital (deficit)          $(133,836)     $(355,585)     $3,460,199
    Total assets                          24,139        405,263       4,165,694
    Stockholders' equity (deficit)      (125,188)      (156,171)      3,641,683


SEE PART 1 OF THIS FORM-KSB REGARDING A DISCUSSION OF FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

OVERVIEW

The Company was incorporated in 1993. The Company develops and markets fingerprint identification devices. The Company's products are marketed to distributors, VAR's (Value Added Resellers), OEM's (Original Equipment Manufacturers) and system integrators in the information management, access control, consumer credit, and law enforcement markets. To date, the Company has focused on developing products for use by others in specific applications versus developing the end user product applications. The Company has recently began to license certain other biometric technologies that it intends to incorporate into its current product offerings. The Company is dependent upon others to incorporate such technologies with its existing and future products. No assurance can be given that these technologies will be incorporated in a manner acceptable to potential customers, that it will be timely implemented or that the product's cost will be acceptable to the marketplace.

In the second half of 1996 the Company began shifting its focus from development to marketing and sales of its product. In March 1997, the Company hired a Chief Operating Officer with a marketing background. In April 1997, the Company hired a Director of Sales. Subsequently, in October 1997, the Chief Operating Officer and the Director of Sales were involuntarily terminated by the Company. During December 1997, the Company hired a Vice President of Business Development. While the Company has two products currently available it intends to devote significant effort in the near term to enhancing the performances and capabilities of these existing products.

The Company is considered a development stage enterprise for accounting purposes. Broad commercial acceptance of the Company's products by customers and end users is critical to the Company's success and ability to generate revenue. The Company has limited sales to date, principally to affiliates of the Company, and has accumulated losses since inception of $3,545,569, of which, $2,593,814 was during 1997. The Company believes its existing cash will not be adequate to fund the expansion and distribution of its product offerings and has undertaken an effort to seek out additional sources of financing. No assurances can be given that financing will be available on terms acceptable to the Company, that adequate financing will be obtained to meet its needs or that such financing would not be dilutive to existing stockholders. If such financing is not obtained during 1998, the Company believes it can make appropriate adjustments to its operating plan to manage its cash through December 1998. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development. The Company may continue to sustain operating losses for the foreseeable future.

During October 1997 the Company completed initial development of a product which provides for basic personal computer functions and Internet access via a wireless keyboard and a conventional television set (the "Set Top Box"). However, the Company did not believe that the promotion and marketing of the "Set Top Box" was within its focus and, accordingly, conveyed the technology in exchange for an initial 50% (35.8% as of December 31, 1997) ownership interest in Inter-Con/PC, Inc. ("Inter-Con") a development stage Company. The Company had a technical support agreement with Inter-Con which provided for Inter-Con to pay technical support fees to the Company of up to $20,000 per month. During March 1998, the Company and Inter-Con reached an agreement in principle to terminate the technical support and development agreement. See below for discussion of a write-off of receivables from Inter-Con during the fourth quarter of 1997.

The Company is not relying on Jasper (see Part I, Item 1 "Description of Business" for background) or its interest in Inter-Con to significantly impact its future results of operations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 AS COMPARED TO YEAR ENDED DECEMBER 31, 1996:

Revenues

Total revenues increased $432,168 during 1997 to $464,168 as compared to $32,000 for 1996. The Company believes revenues for the first quarter ending March 31, 1998 will be significantly less than those of the first quarter of the prior year.

Revenues from product sales were $152,784 for 1997. These sales were principally from the sale of SACMAN units to Jasper for a specific application, and, to a lesser extent, include sales of SACMAN Developer Tool Kit systems to entities developing or investigating the development of applications which may utilize the Company's product.

Revenues from reimbursed research and development were $36,000 during 1997. These revenues relate to collections of previously unrecognized research and development billings to Jasper, recognized on the cash basis of accounting.

Revenues from technical support and other services, which are primarily from Jasper and Inter-Con , increased $243,384 during 1997 to $275,384 as compared to $32,000 in 1996. Of the $243,384 increase in 1997, $111,065 relates to billings under a technical support agreement with Inter-Con and $34,429 relates to other development activities for Inter-Con. There was also $82,890 of technical support provided to Jasper. As previously discussed, a termination to the technical support agreement with Inter-Con has been negotiated.

During August 1997, the Company signed an agreement with Anonymous Data Corporation (AdC). The agreement calls for the of purchase of five hundred SAC_Remote units, modified to fit AdC's application, over a twenty-four month period, commencing in late 1998. The agreement requires the Company to provide certain defined product development and support services in exchange for $7,000 a month over forty-eight months. The Company received $15,000 upon the signing of this agreement. The agreement states that AdC is to pay an additional $35,000 upon AdC obtaining financing, as defined, and $100,000 upon delivery and acceptance of the products being developed. The Company also received a warrant to purchase three percent of AdC for $50,000. Delivery of the products under development are expected to occur in late 1998. However, no assurance can be given that these products will be completed, will be accepted by AdC, or that payment from AdC will be forthcoming under the agreement.

During March 1998, the Company signed a letter of intent with Aultimate Technology Marketing, Inc. (ATM). The terms of the agreement provide for the following: the Company is to provide ATM, at no charge, 10 SACMAN Developer Tool Kit systems; ATM is to purchase 1,000 SACcat units; ATM is to receive preferential pricing on additional product purchases; ATM is to become a distributor of the Company; the Company is to issue ATM an option to acquire up to 100,000 shares of common stock of the Company with an exercise price per share equal to the 30 day average closing price from the signing date of the letter of intent, exercisable for seven years, with 75,000 shares immediately exercisable and an additional 25,000 shares in the event ATM purchases and makes payment for 1,000 additional units before July 1, 1998; and ATM is to issue the Company an option to acquire up to 400,000 shares of the common stock of ATM, which the Company estimates will represent approximately twenty-five percent of the outstanding stock of ATM, at $.25 per share, exercisable for seven years. Due to the interrelationships of the parties involved, revenues from this transaction would not be recognized by the Company until ATM resells the product and can recognize the revenue pursuant to generally accepted accounting principles. No assurance can be given that a definitive agreement and options relating to the letter of intent will be signed, that the terms will not materially change, that the Company will maintain a twenty-five percent ownership in ATM, or that any units to be purchased by ATM will be subsequently resold by ATM, among other matters.

Costs and Other Expenses

Costs of product sales exceeded revenues from products sales by $79,055 in 1997. This was partially due to costs associated with establishing a prototype pre-production line and the hiring and training of personnel to operate the equipment. In addition, molds with an undepreciated value of $31,413 were written-off.

Selling, general and administrative expenses increased by $1,874,467 to $2,297,148 during the year ended December 31, 1997 as compared to $422,681 for 1996. The increase included approximately $650,000 in salaries for new personnel and increases in salaries to existing personnel, $250,000 of costs associated with a severance agreement for the Chief Operating Officer, $142,000 in bad debt expense (see discussion below); $264,000 for increased legal and other consulting fees; $173,000 for travel, trade shows and collateral; and $71,000 for amortization of unearned compensation associated with the issuance of below market stock options to employees and consultants of the Company and a cashless stock option exercise. The remainder of the difference is primarily due to overall increased operating expenses. The Company expects selling, general and administrative expenses will increase in 1998.

As previously discussed in "Overview," during March 1998, the Company negotiated an agreement in principle with Inter-Con to terminate the technical support and development agreement. Also, during February 1998, the Company determined that a portion of the receivable from Jasper may not be collectable. As a result, the Company wrote-off $42,621 of receivables from Inter-Con and reserved for $99,000 of receivables from Jasper, effective as of the end of the fourth quarter ended December 31, 1997.

Research and development expense increased $176,432 to $563,045 as compared to $386,613 in 1996. The increase was attributed principally to the development of the SACcat unit and, to a lesser extent, the continued development of the SAC_Remote product line. With the licensing of the various new layered biometric software, the Company anticipates research and development costs will increase during 1998.

Interest income increased by $192,063 to $196,351 during the year ended December 31, 1997 as compared to $4,288 in 1996. The increase was due to interest earned on certificates of deposit from money received from the initial public offering.

YEAR ENDED DECEMBER 31, 1996 AS COMPARED TO YEAR ENDED DECEMBER 31, 1995:

Revenues

Revenues decreased $197,070 to $32,000 during 1996 as compared to $229,070 for 1995. The decline was attributable to the timing of cash collections under the Company's development arrangement with Jasper. Revenues pursuant to the development arrangement are recognized on the cash method. The $32,000 of revenue recognized during 1996 relates to two months billings under the technical services agreement with Inter-Con (see "Overview").

Costs and Other Expenses

Selling, general and administrative expense increased $386,832 to $422,681 during the year ended December 31, 1996, as compared to $35,849 for the same period in 1995. Approximately one-half of the increase is due to additional salaries and wages for marketing and administrative personnel. The remainder of the increase is due to the development of promotional materials; increased attendance at trade shows and increased professional fees.

Research and development expense increased $135,805 to $386,613 during the year ended December 31, 1996 as compared to $250,808 for 1995. The increase is attributable to increased development activity to commercialize certain of the Company's products.


No interest expense was incurred for the year ended December 31, 1995 and interest expenses were $35,607 during 1996. The interest was principally due to amortization of debt discount, borrowings under the Company's line of credit agreement with a bank, and borrowings under convertible bridge notes issued during 1996. The convertible bridge notes were converted to common stock during June 1996. During February 1997, the Company paid off all outstanding notes payable.

LIQUIDITY AND CAPITAL RESOURCES

Since January 7, 1993 (date of inception), the Company's capital needs have been principally met as follows: (i) by a February 1997 initial public offering of 2,420,000 (1,210,000 pre-stock dividend) shares of common stock at $3.00 ($6.00 pre-stock dividend) per share which resulted in net proceeds of $6,220,331, after deduction of offering expenses; (ii) a July 1996 $700,000 private placement of common stock; and (iii) a May 1996 sale of $200,000 of convertible bridge notes and warrants to purchase 50,000 shares of common stock. The bridge notes were converted to common stock during mid-1996, concurrent with the completion of the aforementioned private placement.

Net cash used in operating activities during 1997 was $2,653,301 and was principally due to operating losses. Net cash used for investing activities during 1997 was $171,501 and was primarily due to the purchase of equipment and furniture. Net cash provided by financing activities during 1997 was $6,087,422 and was principally from proceeds received from the initial public offering discussed above.

See "Overview" above regarding a discussion of the Company's capital needs.

Working capital increased $3,815,784 during the year ended December 31, 1997 to $3,460,199, as compared to a deficit of $355,585 as of December 31, 1996. This increase was principally due to the proceeds received from the initial public offering offset by $2,593,814 of operating losses through December 31, 1997. Additionally, during 1997, there was a $358,698 increase in inventories, a $155,770 increase in accounts receivable, a $100,273 increase in prepaid expenses, a $223,143 increase in accrued expenses, a $69,434 increase in accounts payable, and a $330,000 reduction in borrowings under a revolving note payable to a bank and a $117,000 note payable to an officer/director, both of which were repaid from proceeds of the initial public offering. The inventory increase is attributable to purchasing component parts for future production. The prepaid increase is due to advance payments made in connection with certain license agreements discussed below. The accounts receivable increase is attributed to a receivable from Jasper, who has paid $20,187 of such amount since year end. The increase in accrued expenses primarily relates to remaining severance payments due to the former Chief Operating Officer.

The Company has entered into various technology license agreements. In connection with entering into such agreements, the Company has committed to pay approximately $450,000 to the licensors of the technology primarily during 1998 for the per unit cost of imbedding such technologies into the Company's products at agreed upon minimum levels, or for the purchase of inventory from such companies. Thereafter, in order to continue to maintain exclusivity as it relates to the biometric industry for two of these license agreements, the Company is required to expend approximately $200,000 annually.

During March 1997, the Company issued its Chief Operating Officer options to purchase 260,000 (130,000 pre- stock dividend) shares of common stock at $3.22 ($6.43 pre-stock dividend) per share. Of the 260,000 options issued, 221,000 shares never vested because of the subsequent termination of this individual. During April 1997, the Company issued the vice president of finance and a director of sales and marketing, options to purchase a total of 100,000 (50,000 pre stock dividend) shares of common stock at $4.44 ($8.87 pre stock dividend) per share. The options vest ratably through April 17, 2002. The options expire April 2004. In connection with the termination of the director of sales and marketing, 57,000 of the above options never vested.

The 360,000 (180,000 pre stock dividend) of options discussed above were issued at per share exercise prices less than the fair market value of the common stock at the date of issuance. The difference between the option exercise price and estimated fair value of common stock at the date of grant for these options of $225,400 has been reflected as unearned compensation in the Company's financial statements, to be recognized as expense over the five year vesting terms of the related stock options agreements. In connection with the employee terminations discussed above, $184,191 of such unearned compensation was reversed during 1997, with no resulting impact to the statement of operations.

During October 1997, the Company issued to purchase 6,500 and 91,666 shares of common stock, respectively, options to employees and outside directors at $10.75 per share. The options vest ratably through October 2003 and 2007, respectively.

During February 1998, the Company granted an option to purchase 48,000 shares of common stock to a company with which the Company had entered into a license agreement. The option is exercisable at $6.42 ($2.08 below market value at issuance) through February 2008. The options vest 12,000 immediately and 3,000 per quarter thereafter. The option contains a cashless exercise feature, whereby the holder may utilize the increase in fair market value above the exercise price to pay for an option exercise. Such shares used pursuant to this provision are not exercisable. The difference between the exercise price and the estimated fair value of common stock at date of grant of $99,840 will be amortized over the three year term of the license agreement.

During March 1998, the Company granted an option to purchase 40,000 shares of common stock to its Vice President of Business Development. The option is exercisable at $8.29 ($1.46 below market value at issuance) through March 2005. The difference between the exercise price and the estimated fair value of common stock at the date of grant of $58,520 will be recognized as compensation expense over the five year vesting term of the stock option agreement.

See above for discussion of 100,000 options granted to ATM.

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

RECENTLY ISSUED ACCOUNTING STANDARDS AND YEAR 2000 MATTERS

SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" were released in July 1997 and will be adopted in 1998. The pronouncements will have no significant impact on the Company's Financial Statements.

The Company anticipates the impact of modifying its existing computer system programming to process transactions in the year 2000 and beyond will not have a significant impact on the Company's ongoing results of operations. Anticipated spending for this modification is expected to be expensed as incurred.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Certain information about the Company's executive management and members of the Board of Directors is presented in the table below.

                DIRECTORS, EXECUTIVE OFFICERS, AND KEY EMPLOYEES

                                                                                                          DIRECTOR
     NAME                           AGE           POSITIONS HELD                                            SINCE

     Barry M. Wendt (1)             50            Chief Executive Officer, Chairman of the Board            1993

     Richard T. Fiskum (1)          47            President, Director                                       1995

     Gary E. Wendt (1) (2)          56            Chief Financial Officer, Director                         1993

     Benedict A. Wittig (1) (3)     55            Secretary, Director                                       1993

     Ronald A. Burgmeier            37            Vice President of Finance                                 1997

     Lars T. Carlson (2) (3)        59            Outside Director                                          1997

     Thomas J. Schrade (2) (3)      48            Outside Director                                          1997
     ------------------------------

1.        Member of the Stock Option Plan Committee
2.        Member of the Compensation Committee
3.        Member of the Audit Committee

BARRY M. WENDT, Chief Executive Officer and Chairman of the Board since inception of the Company, manages engineering initiatives and marketing. From 1993 to 1994 Mr. Wendt also acted as the part-time and temporary Chief Executive Officer of Esprit Technologies, Inc., a computer manufacturer which produced high speed PCs marketed primarily to government and industry in the Midwest. From 1988 to 1995 Mr. Wendt worked for (and was the CEO from 1992 to 1995 of) The Technology Congress, Ltd., a service bureau which supported primarily Fortune 500 companies in CAD/CAM/CAE laser plotting, scanning, and electrical testing with emphasis on photo-tooling for the fabrication industry. The Technology Congress, Ltd. filed for protection under Chapter 11 of the United States Bankruptcy Code in August, 1994 and was ultimately liquidated under Chapter 7 of the Bankruptcy Code in July, 1995. From 1985 to1988 Mr. Wendt was the President and owner of BMW Research, a sole proprietorship specializing in the independent research and development of contract design of electronic products. Mr. Wendt was President of Custom Computer Systems, Inc., a company specializing in the design, manufacture, and sale of small business computer systems. Mr. Wendt received a Bachelor of Science degree in Electronic Engineering from Florida International University, a diploma in RF and Consumer Electronic systems from the De Vry Institute of Technology, and an Associate of Science in Electronic Engineering from Gulf Coast Community College. Mr. Wendt is the brother of Gary E. Wendt, Chief Financial Officer and a Director of the Company.

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

GARY E. WENDT, Chief Financial Officer and a Director of the Company since inception, reviews the Company's financial reports and administers accounting operations. From 1993 to 1994 Mr. Wendt was Treasurer and Chief Financial Officer of Esprit Technologies, Inc., a computer manufacturer which produced high speed PCs and marketed primarily to government and industry in the Midwest. From 1988 to 1995 he was Secretary-Treasurer and Chief Financial Officer of The Technology Congress, Ltd. The Technology Congress, Ltd. filed for protection under Chapter 11 of the United States Bankruptcy Code in August, 1994, and was ultimately liquidated under Chapter 7 of the Bankruptcy Code in July, 1995. From 1979-1985 Mr. Wendt was a systems analyst for Custom Computer Systems, Inc. Mr. Wendt attended Metropolitan State University, North Hennepin Community College, and the Academy of Accountancy where he was certified in public accounting. Mr. Wendt is not a Certified Public Accountant. Mr. Wendt is the brother of Barry M. Wendt, Chief Executive Officer and Chair of the Board of the Company.

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

RONALD A. BURGMEIER, Vice President of Finance since April 16, 1997. Mr. Burgmeier is a certified public accountant and is responsible for preparation of the Company's financial reports and handles the Company's SEC reporting requirements. From 1993 to 1997, Mr. Burgmeier served as an Audit and Accounting Manager at Divine, Scherzer & Brody, Ltd., a certified public accounting firm. He received his Bachelor of Science degree in accounting and management from Saint Mary's University of Winona, Minnesota.

LARS T. CARLSON, a member of the Company's Board of Directors since October 1997. Mr. Nelson presently serves as the Senior Vice President of Administration for the H.B. Fuller Company. Mr. Carlson has been with the H.B. Fuller Company since 1977.

THOMAS J. SCHRADE, a member of the Company's Board of Directors since October 1997. Mr. Schrade is currently President of T&F Consultants, Inc., a Las Vegas, Nevada based consulting company; President of Three Corners LLC, an Owatonna, Minnesota bases land development company; and President of Celebrity Estates of Las Vegas, a real estate sales company. Mr. Schrade was also co-owner of Tobies Enterprises, Inc. of Hinckley, Minnesota from 1972 to 1996.

Directors who are also employees of the Company have executed employment agreements and non-competition letters containing nondisclosure obligations and, except as prohibited by law, the obligation to assign to the Company all ideas and inventions which relate indirectly or directly to the Company's business. All non-employee directors and the Company's Vice-President of Finance have signed the same non-competition letter mentioned above.

COMMITTEES OF THE BOARD OF DIRECTORS

During the year ended December 31, 1997, the Board of Directors held 2 meetings. The Board of Directors has an Audit Committee, a Compensation Committee, and a Stock Option Plan Committee.

The Audit Committee which was formed in October 1997, is expected to meet with the Company's independent auditors at least annually to review the results of the annual audit and discuss the financial statements; recommends to the Board of Directors the independent auditors to be retained; and receives and considers the accountants' comments as to internal controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee, during the year ended December 31, 1997, was composed of one employee director and two non-employee directors: Benedict Wittig, Lars Carlson, and Thomas Schrade, respectively, and did not meet during 1997. After the 1998 Annual Meeting of Shareholders, the Audit Committee is expected to be composed of the same directors that served on the committee in 1997.


The Compensation Committee which was formed in October 1997, reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company and reviews general policy relating to compensation and benefits of employees of the Company. The Compensation Committee, during the fiscal year ended December 31, 1997, was composed of one employee director and two non-employee directors: Gary Wendt, Lars Carlson, and Thomas Schrade, respectively, and did not meet during the year.

The Stock Option Plan Committee, composed of four of the current officers and directors, administers the Plan; determines the purchase price of the common stock covered by each option; determines the persons to whom and the time or times at which options or stock awards shall be granted pursuant to the Plan; determines the number of shares subject to each option or stock award granted under the Plan; and authorizes and directs the issuance of the common shares upon stock awards and the exercise of options granted pursuant to the Plan. No meetings were held during the year.

All directors, officers and beneficial owners of more than ten percent of the Company's Common Stock registered pursuant to section 12 complied with Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated by reference from the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 11 is incorporated by reference from the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 is incorporated by reference from the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following portions of Item 13 are submitted as separate sections of this report:

        (a)      (1)      -        List of financial statements
        (a)      (2)      -        List of exhibits
        (a)      (3)      -        Exhibits
        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three months prior to December 31, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SAC TECHNOLOGIES, INC.

Date: March 26, 1998                       /s/ Barry M. Wendt
                                           ------------------
                                           Barry M. Wendt,
                                           CHAIRMAN AND CHIEF EXECUTIVE OFFICER

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


SIGNATURE                                    TITLE                         DATE

/s/ Barry M. Wendt                                                    March 31, 1998
---------------------------------
Barry M. Wendt                       Chairman, Chief Executive
                                     Officer and Director (Principal
                                     Executive Officer)

/s/ Richard T. Fiskum                                                 March 31, 1998
--------------------------------
Richard T. Fiskum                    President and Director

/s/ Gary E. Wendt                                                     March 31, 1998
----------------------------------
Gary E. Wendt                        Chief Financial Officer and
Director (Principal Financial
and Accounting Officer)

/s/ Benedict A. Wittig                                                March 31, 1998
---------------------------------
Benedict A. Wittig                   Secretary and Director

/s/ Lars T. Carlson                                                   March 31, 1998
-----------------------------------





Lars T. Carlson                      Director

/s/ Thomas J. Schrade                                                 March 31, 1998
-------------------------------
Thomas J. Schrade                    Director


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

                                  ANNUAL REPORT
                                 ON FORM 10-KSB
                   ITEM 13(a)(1) LIST OF FINANCIAL STATEMENTS
                           YEAR ENDED DECEMBER 31,1996
                             SAC TECHNOLOGIES, INC.
                                EDINA, MINNESOTA


Report of Independent Certified Public Accountants

Balance Sheet as of - December 31, 1996 and 1997

Statement of Operations - For the Years ended December 31, 1995, 1996 and 1997 and January 7, 1993 (date of inception) through December 31, 1997

Statement of Shareholders' Equity (Deficit) - For the Years ended December 31, 1995, 1996 and 1997 and January 7, 1993 (date of inception) through December 31, 1997

Statement of Cash Flows - For the Years ended December 31, 1995, 1996 and 1997 and January 7, 1993 (date of inception) through December 31, 1997

Notes to Financial Statements - December 31, 1995, 1996 and 1997

                          ANNUAL REPORT ON FORM 10-KSB
                        ITEM 13(a)(2) LISTING OF EXHIBITS
                           AND ITEM 13(a)(3)-EXHIBITS
                          YEAR ENDED DECEMBER 31, 1997
                             SAC TECHNOLOGIES, INC.
                                EDINA, MINNESOTA

ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K
(a)    EXHIBITS


Exhibit No.             Exhibit
-----------             -------

         3.1 *          Amended and Restated Articles of Incorporation of small business issuer
         3.2 *          Amended and Restated Bylaws of small business issuer
         4.1 *          Specimen of Common Stock Certificate
        10.1 *          SAC Technologies, Inc. 1996 Stock Option Plan
        10.2 *          License and Marketing Agreement by and among Harinder S. Takhar, Barry M. Wendt, Benedict A. Wittig and
                        Richard T. Fiskum, Jasper Consulting, Inc. and the Company dated April 26, 1996 (with OEM Agreement by and between Jasper Consulting, Inc. and the Company dated April 26, 1996 attached as Exhibit A)
        10.3 *          Employment Agreement by and between Barry M. Wendt and the Company dated as of May 10, 1996 (with
                        Non-Competition Letter effective May 10, 1996 attached as Exhibit A)
        10.4 *          Employment Agreement by and between Richard T. Fiskum and the Company dated as of May 10, 1996 (with Non-
                        Competition Letter effective May 10, 1996 attached as Exhibit A)
                        Employment Agreement by and between Gary E. Wendt and the Company dated as of May 10, 1996 (with Non-
        10.5 *          Competition Letter effective May 10, 1996 attached as Exhibit A)
        10.6 *          Employment Agreement by and between Benedict A. Wittig and the Company dated as of May 10, 1996 (with Non-
                        Competition Letter effective May 10, 1996 attached as Exhibit A)
        10.7 *          Employment Agreement by and between Timothy N. Tracey and the Company dated as of March 24, 1997 (with
                        Non-Competition Letter effective March 27, 1997 attached as Exhibit A)
        10.8 *          Technical Support and Cooperative Development Agreement by and between the Company and Inter-Con/PC, Inc.
                        effective November 1, 1996 (with Exhibits A-C)
        10.9 *          Technical Support and Cooperative Development Agreement with Anonymous Data Corporation
        10.10 #         Strategic Alliance, Bundling and Authorization to Replicate Agreement with Miros, Incorporated
        10.11 #         Strategic Alliance Agreement with Keyware Technologies.
        10.12 #         Certicom OEM Licensing Agreement
        10.13 #         Strategic Alliance Agreement with Pinnacle Technology, Inc.
        10.14 #         Strategic Alliance Agreement with Baraka Intercom, Inc.
        22.1            Subsidiaries of the Registrant
        24.1            Consent of Independent Certified Public Accountants
        25.1            Power of Attorney (included in the signature page to the
                        Registration Statement)
        27.1            Financial Data Schedule

(b)   REPORTS ON FORM 8-K

None.
------------------------------------
Being filed pursuant to Item 601 (b)(10)(ii)(A) of Regulation S-B

* Previously filed and incorporated by reference to the Registrant's form 10-KSB for the year ended December 31, 1997, filed with the Commission on March 31, 1998.

# Confidential Treatment requested pursuant to the Securities Exchange Act of 1934, as amended, Rule 24b-2; confidential portions of the exhibits have been deleted and filed separately with the Securities and Exchange Commission.

ITEM 7 -  FINANCIAL STATEMENTS


The following financial statements of SAC Technologies, Inc. are included herein at the indicated page numbers:

                                                                                     Page No.
                                                                                     --------
Report of Independent Certified Public Accountants                                      F-1

Balance Sheets at December 31, 1996 and 1997                                            F-2

Statements of Operations - Years ended December 31, 1995, 1996 and 1997
     and January 7, 1993 (date of inception) through December 31, 1997                  F-3

Statement of Stockholders' Equity (Deficit) - Years ended December 31, 1995,
     1996 and 1997 and January 7, 1993 (date of inception) through
     December 31, 1997                                                                  F-4

Statements of Cash Flows - Years ended December 31, 1995, 1996 and 1997
     and January 7, 1993 (date of inception) through December 31, 1997                  F-5

Notes to Financial Statements - December 31, 1995, 1996 and 1997                        F-6


Report of Independent Certified Public Accountants


Board of Directors and Stockholders
SAC Technologies, Inc.


We have audited the accompanying balance sheets of SAC Technologies, Inc. (a Minnesota corporation in the development stage) as of December 31, 1996 and 1997 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997, and the period January 7, 1993 (date of inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SAC Technologies, Inc. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, and the period January 7, 1993 (date of inception) through December 31, 1997, in conformity with generally accepted accounting principles.


/s/   Divine, Scherzer & Brody, Ltd.



Minneapolis, Minnesota
March 13, 1998

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                                 BALANCE SHEETS


                                                           ASSETS
                                                                                                  December 31,
                                                                                             1996              1997
                                                                                          -----------      -----------
CURRENT ASSETS
     Cash and cash equivalents (note A2)                                                  $    89,133      $ 3,351,753
     Accounts receivable, less allowance for doubtful receivables of
         $99,000 (notes J and M)                                                                 --             56,770
     Inventories (notes A3 and F)                                                             106,229          464,927
     Prepaid expenses                                                                          10,487          110,760
                                                                                          -----------      -----------

         Total current assets                                                                 205,849        3,984,210

EQUIPMENT AND FURNITURE AND FIXTURES - AT COST, less
     accumulated depreciation (notes A4 and B)                                                 41,936          163,966

OTHER ASSETS (notes A4, A5 and C)                                                             157,478           17,518
                                                                                          -----------      -----------

                                                                                          $   405,263      $ 4,165,694
                                                                                          ===========      ===========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
     Notes payable (note E)                                                               $   330,000      $      --
     Accounts payable (note J)                                                                219,254          288,688
     Accrued liabilities (note D)                                                              12,180          235,323
                                                                                          -----------      -----------

         Total current liabilities                                                            561,434          524,011

COMMITMENTS AND CONTINGENCIES (notes F, G and J)                                                 --               --

STOCKHOLDERS' EQUITY (DEFICIT) (note G)
     Common stock - authorized, 20,000,000 shares of $.01 par value;
         issued and outstanding, 5,017,500 and 7,461,367 shares                                50,176           74,614
     Additional contributed capital                                                           895,505        7,241,690
     Deficit accumulated during the development stage                                        (989,852)      (3,583,666)
     Unearned compensation (note A4)                                                         (112,000)         (90,955)
                                                                                          -----------      -----------
                                                                                             (156,171)       3,641,683
                                                                                          -----------      -----------
                                                                                          $   405,263      $ 4,165,694
                                                                                          ===========      ===========


The accompanying notes are an integral part of these statements.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                            STATEMENTS OF OPERATIONS


                                                                                                         January 7,
                                                                                                         1993 (date
                                                                                                        of inception)
                                                                                                          through
                                                                Years ended December 31,                December 31,
                                                         1995           1996             1997             1997
                                                      ---------      -----------      -----------      -----------
Revenues (notes A1, C and J)
     Product sales                                    $    --        $      --        $   152,784      $   152,784
     Reimbursed research and development                145,319             --             36,000          274,306
     Technical support and other services                83,751           32,000          275,384          422,135
                                                      ---------      -----------      -----------      -----------
                                                        229,070           32,000          464,168          849,225
Costs and other expenses (note J)
     Cost of product sales                                 --               --            231,839          231,839
     Cost of technical support and other services        28,799           14,875          158,404          235,232
     Selling, general and administrative                 35,849          422,681        2,297,148        2,793,635
     Research and development (note A6)                 250,808          386,613          563,045        1,295,223
                                                      ---------      -----------      -----------      -----------
                                                        315,456          824,169        3,250,436        4,555,929
                                                      ---------      -----------      -----------      -----------

         Operating loss                                 (86,386)        (792,169)      (2,786,268)      (3,706,704)

Other income (expense)
     Interest income                                       --              4,288          196,351          200,639
     Interest expense                                      --            (35,607)          (3,897)         (39,504)
                                                      ---------      -----------      -----------      -----------
                                                           --            (31,319)         192,454          161,135
                                                      ---------      -----------      -----------      -----------

         NET LOSS                                     $ (86,386)     $  (823,488)     $(2,593,814)     $(3,545,569)
                                                      =========      ===========      ===========      ===========

Loss per common share (note A7)
     Basic                                            $    (.02)     $      (.18)     $      (.37)     $      (.71)
     Duluted                                               (.02)            (.18)            (.37)            (.71)
                                                      =========      ===========      ===========      ===========


The accompanying notes are an integral part of these statements.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

          STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (Notes A4 and G)

                                                                                              Common stock
                                                                                                Class A
                                                                                        Shares           Amount
                                                                                      ----------        --------
     Sales of common stock January 7, 1993                                             1,575,000        $ 15,750
     Sale of common stock January 7, 1993 at $.02 per share                              675,000           6,750
     Contribution of services                                                                  -               -
     Net loss for the period from January 7, 1993 (date of inception) through
         December 31, 1993                                                                     -               -
     Net loss for the year ended December 31, 1994                                             -               -
                                                                                      ----------        --------
Balance as of December 31, 1994                                                        2,250,000          22,500
     Redemption of director and officers common stock August 4, 1995 at
         $0 per share                                                                   (135,000)         (1,350)
     Sale of common stock August 4, 1995 at $.24 per share                               472,500           4,725
     Redemption of common stock August 4, 1995 at $.24 per share                        (337,500)         (3,375)
     Sale of common stock December 22, 1995 at $.17 per share                            146,250           1,463
     Redemption of common stock December 22, 1995 at $.22 per share                     (337,500)         (3,375)
     Net loss for the year ended December 31, 1995                                             -               -
                                                                                      ----------        --------
Balance as of December 31, 1995                                                        2,058,750          20,588
     Conversion of Class A and B common stock into common stock                       (2,058,750)        (20,588)
     Issuance of detachable warrants on May 17, 1996, in connection with bridge financing arrangements, valued at $25,000, to purchase
         100,000 shares of common stock at $1.00 per share                                     -               -
     Sales of common stock during June and July, 1996 at $1.00 per share,
         less offering costs of $124,663                                                       -               -
     Conversion of bridge notes plus accrued interest of $1,841 to common
         stock on June 28, 1996 at $1.00 per share                                             -               -
     Unearned compensation grant                                                               -               -
     Compensation (note A4)                                                                    -               -
     Net loss for the year ended December 31, 1996                                             -               -
                                                                                      ----------        --------
Balance as of December 31, 1996                                                                -               -
     Accrued interest contributed to capital by officer                                        -               -
     Unearned compensation grant                                                               -               -
     Unearned compensation amortization                                                        -               -
     Unearned compensation reversal related to employee terminations                           -               -
     Exercise of stock options                                                                 -               -
     Sales of common stock in February and March, 1997 at $3.00 per share, less
         offering costs of $1,039,668                                                          -               -
     Issuance of warrants on March 24, 1997, valued at $27,500 to purchase
         25,000 shares of common stock at $3.00                                                -               -
     Net loss for the year ended December 31, 1997                                             -               -
                                                                                      ----------        --------
Balance as of December 31, 1997                                                                -        $      -
                                                                                      ==========        ========



[WIDE TABLE CONTINUED FROM ABOVE]


                                                                                    Deficit
                                                                                  accumulated
       Common stock                                            Additional         during the
          Class B                       Common stock           contributed        development         Unearned
  Shares           Amount          Shares         Amount          capial             stage          compensation           Total
----------        --------        ---------       -------       -----------        -----------        ---------        -----------
 1,575,000        $ 15,750                -       $     -       $   (22,750)       $    (8,747)       $       -        $         3
   675,000           6,750                -             -            11,500                  -                -             25,000
         -               -                -             -            11,250                  -                -             11,250

         -               -                -             -                 -            (30,596)               -            (30,596)
         -               -                -             -                 -            (11,285)               -            (11,285)
----------        --------        ---------       -------       -----------        -----------        ---------        -----------
 2,250,000          22,500                -             -                 -            (50,628)               -             (5,628)

  (135,000)         (1,350)               -             -             2,700                  -                -                  -
   472,500           4,725                -             -           215,550                  -                -            225,000
  (337,500)         (3,375)               -             -          (151,424)                 -                -           (158,174)
   146,250           1,463                -             -            47,074                  -                -             50,000
  (337,500)         (3,375)               -             -          (113,900)           (29,350)               -           (150,000)
         -               -                -             -                 -            (86,386)               -            (86,386)
----------        --------        ---------       -------       -----------        -----------        ---------        -----------
 2,058,750          20,588                -             -                 -           (166,364)               -           (125,188)
(2,058,750)        (20,588)       4,117,500        41,176                 -                  -                -                  -


         -               -                -             -            25,000                  -                -             25,000

         -               -          698,160         6,982           566,515                  -                -            573,497

         -               -          201,840         2,018           178,990                  -                -            181,008
         -               -                -             -           125,000                  -         (125,000)                 -
         -               -                -             -                 -                  -           13,000             13,000
         -               -                -             -                 -           (823,488)               -           (823,488)
----------        --------        ---------       -------       -----------        -----------        ---------        -----------
         -               -        5,017,500        50,176           895,505           (989,852)        (112,000)          (156,171)
         -               -                -             -            10,960                  -                -             10,960
         -               -                -             -           225,400                  -         (225,400)                 -
         -               -                -             -                 -                  -           62,254             62,254
         -               -                -             -          (184,191)                 -          184,191                  -
         -               -           23,867           238            70,384                  -                -             70,622

         -               -        2,420,000        24,200         6,196,132                  -                -          6,220,332

         -               -                -             -            27,500                  -                -             27,500
         -               -                -             -                 -         (2,593,814)               -         (2,593,814)
----------        --------        ---------       -------       -----------        -----------        ---------        -----------
         -        $      -        7,461,367       $74,614       $ 7,241,690        $ 3,583,666)       $ (90,955)       $ 3,641,683
==========        ========        =========       =======       ===========        ===========        =========        ===========


The accompanying notes are an integral part of this statement.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                   STATEMENTS OF CASH FLOWS (Notes A2 and K)

                                                                                                                January 7,
                                                                                                                1993 (date
                                                                                                               of inception)
                                                                                                                 through
                                                                       Years ended December 31,                December 31,
                                                                  1995           1996            1997              1997
                                                                ---------      ---------      -----------      -----------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
     Net loss                                                   $ (86,386)     $(823,488)     $(2,593,814)     $(3,545,569)
     Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation (note A4)                                       509          3,226           41,370           45,105
         Amortization (note A4)
              Warrants                                                  -          4,167                -            4,167
              Unearned compensation                                     -         13,000           62,254           75,254
         Allowance for uncollectible receivables                        -              -           99,000           99,000
         Interest converted to common stock                             -          1,841                -            1,841
         Revenues realized due to offset of billings
          against a stock repurchase                             (170,174)             -                -         (170,174)
         Acquired research and development (note J)               117,000              -                -          117,000
         Warrants issued for services                                   -              -           27,500           27,500
         Contribution of services                                       -              -                -           11,250
         Non-cash exercise of stock options                             -              -           21,593           21,593
         Change in assets and liabilities:
              Accounts receivable                                       -              -         (155,770)        (155,770)
              Inventories                                             (64)      (100,616)        (358,698)        (464,927)
              Prepaid expenses                                     (4,657)        (5,830)        (100,273)        (110,760)
              Accounts payable                                     (4,419)       212,950           69,434          288,688
              Accrued liabilities                                    (480)        11,157          234,103          246,283
                                                                ---------      ---------      -----------      -----------
                                                                  (62,285)       139,895          (59,487)          36,050
                                                                ---------      ---------      -----------      -----------
                  Net cash used in operating activities          (148,671)      (683,593)      (2,653,301)      (3,509,519)
Cash flows from investing activities
     Capital expenditures                                          (6,924)       (38,747)        (163,400)        (209,071)
     Security deposits                                             (2,233)        (2,650)          (8,101)         (12,984)
     Patents and trademarks                                             -         (4,534)               -           (4,534)
                                                                ---------      ---------      -----------      -----------
                  Net cash used for investing activities           (9,157)       (45,931)        (171,501)        (226,589)
Cash flows from financing activities
     Net borrowings under short-term borrowing agreements          25,000        188,000         (330,000)        (117,000)
     Issuance of convertible bridge notes                               -        175,000                -          175,000
     Issuance of warrants                                               -         25,000                -           25,000
     Exercise of stock options                                          -              -           49,029           49,029
     Sales of common stock                                        275,000        573,497        6,368,393        7,093,832
     Redemption of common stock                                  (138,000)             -                -         (138,000)
     Deferred offering costs                                            -       (148,061)               -                -
                                                                ---------      ---------      -----------      -----------
                  Net cash provided by financing activities       162,000        813,436        6,087,422        7,087,861
                                                                ---------      ---------      -----------      -----------
                  NET INCREASE IN CASH                              4,172         83,912        3,262,620        3,351,753
Cash and cash equivalents, beginning of period                      1,049          5,221           89,133                -
                                                                ---------      ---------      -----------      -----------
Cash and cash equivalents, end of period                        $   5,221      $  89,133      $ 3,351,753      $ 3,351,753
                                                                =========      =========      ===========      ===========



The accompanying notes are an integral part of these statements.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1995, 1996 and 1997


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business

         SAC Technologies, Inc. was incorporated in Minnesota in January 1993 to develop real time, stand-alone systems capable of identifying individuals through automated fingerprint analysis for use in controlling access to resources, information, and facilities. The Company is a development stage enterprise that conducts its operations from Minneapolis, Minnesota and Las Vegas, Nevada.

         From inception through most of 1996, the Company's development efforts which by agreement (see note J) were to be funded by Jasper Consulting, Inc. ("Jasper"), were principally focused on the development of its fingerprint identification and analysis products. Jasper was a stockholder of the Company from inception through December 1995.

         Broad commercial acceptance of the Company's products by customers and end users is critical to the Company's success and ability to generate revenues. The Company has limited sales to date, principally to affiliates of the Company, and has accumulated losses since inception of $3,545,569, of which $2,593,814 was incurred during 1997. The Company believes operating losses may continue. The Company believes its existing cash will not be adequate to fund the expansion and distribution of its product offerings and has undertaken an effort to seek out additional sources of financing. No assurances can be given that financing will be available on terms acceptable to the Company or that adequate financing will be obtained to meet its needs. If such financing is not raised during 1998, the Company believes it can make appropriate adjustments to its operating plan to manage its cash through December 31, 1998. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development.

         During October 1995, the Company completed development of a product which provides for basic personal computer functions and Internet access via a wireless keyboard and a conventional television set (the "Set Top Box"). However, the Company did not believe that promotion and marketing of the "Set Top Box" is within its focus and, accordingly, conveyed the technology in exchange for an initial 50% (35.8% as of December 31, 1997) ownership interest in Inter-Con/PC, Inc. ("Inter-Con"), a development stage company during October 1995. See note C for additional information.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1995, 1996 and 1997


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         CONTINUED

         Summary of Significant Accounting Policies

         A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

         1.   Revenue Recognition

         Revenue is recognized from product sales and services when a product is shipped or the services are provided, the sales price is fixed, and when collection is considered probable. Where collectibility is considered doubtful, revenue is recognized on the basis of cash received (see note J).

         2.   Cash and Cash Equivalents

         The Company includes as cash equivalents certificates of deposit and all other liquid investments with a maturity of three months or less when purchased. The Company maintains its cash balances in two financial institutions in Minnesota and Nevada. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000.

         3.   Inventories

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

         4.   Depreciation and Amortization

         Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated services lives of three and five years using the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. Deferred income taxes are provided for these differences.

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

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1995, 1996 and 1997


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         CONTINUED

         4.   Depreciation and Amortization (continued)

         Unearned compensation related to stock options is amortized to expense over the vesting period of the stock options. Forfeitures of nonvested options are recognized as a reduction of additional contributed capital during the period the forfeitures occur.

         5.   Other Assets

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

         7.   Loss per Common Share

         During December 1997 the Company adopted Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 is effective for both interim and annual financial statements with periods ending after December 15, 1997; early adoption was not permitted. The impact of adopting this new standard, after considering the impact of the 1997 stock split (see note G), was to increase the previously reported net loss per share for the year ended December 31, 1996 of ($.17) by ($.01) to ($.18) per share.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1995, 1996 and 1997


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         CONTINUED

         7.   Loss per Common Share (continued)

         Basic loss per share are calculated by dividing the net loss attributable to common stockholders by the number of weighted average common shares outstanding (4,490,568, 4,565,206, 7,047,190 and
         5,021,702 shares for the years ended December 31, 1995, 1996 and 1997, and the period from January 7, 1993 (date of inception) to December 31, 1997, respectively). Diluted earnings per share are calculated by dividing the net loss attributable to common stockholders by the weighted average common shares, and when dilutive, options and warrants outstanding using the treasury stock method. There was no difference between basic and dilutive loss per share for all periods presented as the impact would have been antidilutive.

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

         Pursuant to APB 25, no accounting recognition is given to employee stock options issued at fair market value or greater until they are exercised, at which time the proceeds are credited to the capital accounts. With respect to non-statutory compensatory options, the Company may recognize a tax benefit upon exercise of these options in an amount equal to the tax effect of the excess of the fair market value of the common stock over the option price on the day of the exercise. With respect to incentive stock options, tax benefits arising from disqualifying dispositions may be recognized at the time of such disposition. Tax benefits recognized related to stock options are credited to additional contributed capital.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1995, 1996 and 1997


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         CONTINUED

         10.  Use of Estimates

         In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

NOTE B - EQUIPMENT AND FURNITURE AND FIXTURES
                                                      December 31,
                                                  1996              1997
                                              -------------    --------------

         Equipment                            $      43,320    $      176,600
         Furniture and fixtures                       2,351            32,471
                                               ------------    --------------
                                                     45,671           209,071
         Accumulated depreciation                    (3,735)          (45,105)
                                               ------------    --------------

                                              $      41,936    $      163,966
                                                ===========    ==============

NOTE C - OTHER ASSETS
                                                          December 31,
                                                  1996              1997
                                              -------------    --------------

         Deferred offering costs              $     148,061    $          -
         Security deposits                            4,883            12,984
         Patents pending                              4,534             4,534
         Investment in affiliate (see below)              -                 -
                                              ---------------  --------------

                                              $     157,478    $       17,518
                                                 ==========       ===========

         During October 1996, the Company contributed its "Set Top Box" technology to Inter-Con for an initial 50% (35.8% as of December 31, 1997) ownership interest in Inter-Con . Inter-Con is a development stage enterprise founded in June 1996 to market and distribute the "Set Top Box" and related products.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1995, 1996 and 1997


NOTE C - OTHER ASSETS - CONTINUED

         Costs associated with the development of the "Set Top Box" technology prior to contribution have been expensed as research and development costs since the technology had not reached technological feasibility and proven marketability as of the date of transfer. Accordingly, the Company's capitalized cost basis in the technology as of the date of contribution was $0.

         The Company entered into a technical support agreement with Inter-Con for a fee of up to $20,000 per month. During March 1998, the Company and Inter-Con reached an agreement in principle to terminate the technical support agreement. The Company has not recorded revenue from the technical support agreement since November 1997. During the fourth quarter of 1997, the Company wrote-off $42,621 of receivables from Inter-Con. During the years ended December 31, 1996 and 1997 $32,000 and $143,065 of technical support fees were recognized, respectively.

NOTE D - ACCRUED LIABILITIES
                                                  December 31,
                                            1996              1997
                                       -------------     -------------
         Compensation                  $       1,000    $      232,105
         Interest and other                   11,180             3,218
                                       -------------    --------------

                                       $      12,180    $      235,323
                                       =============    ==============

         Included in accrued compensation as of December 31, 1997 is $218,438, which is the remaining amount payable from a severance agreement with the Company's former Chief Operating Officer. The severance amount was included in selling, general and administrative expenses for the year ended December 31, 1997.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1995, 1996 and 1997


NOTE E - NOTES PAYABLE

                                                                             December 31,
                                                                       1996              1997
                                                                   -------------     -------------
         Revolving line of credit                                  $     213,000    $            -
         Non-interest bearing demand note payable to
              stockholder with interest imputed at 8%;
              collateralized by a $117,000 receivable from
              Jasper (note J)                                            117,000                 -
                                                                   -------------    --------------

                                                                   $     330,000    $            -
                                                                   =============    ==============

         The Company entered into a revolving line of credit agreement with a bank during January 1996, as amended during December 1996 and February 1997. The agreement provides for borrowings of up to $250,000 at 1% above the prime rate of interest (effective rate of 9.25% at December 31, 1996). The note matured in January 1998 and was not renewed.

NOTE F - COMMITMENTS AND CONTINGENCIES

         Lease Agreements

         The Company operates from leased facilities under noncancelable operating leases that expire during May 2002 for its Minnesota location and February 2000 for its Nevada location. The Company pays for property taxes, maintenance, insurance, and other occupancy expense applicable to the leased premises.

         Minimum rental commitments of non-cancelable operating leases are approximately as follows:

              Year ending December 31,
                  1998                                    $       73,000
                  1999                                            76,000
                  2000                                            48,000
                  2001                                            44,000
                  2002                                            19,000
                                                             -----------

                                                          $      260,000
                                                          ==============

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1995, 1996 and 1997


NOTE F - COMMITMENTS AND CONTINGENCIES - CONTINUED

         Lease Agreements - Continued

         Rental expense was as follows:

              Year ended December 31,
                  1995                                         $   11,094
                  1996                                             24,571
                  1997                                             84,631

              January 7, 1993 (date of inception) through
                  December 31, 1997                               126,296


         Inventory Purchase Commitments and License Fees

         The Company has entered into various technology license agreements for periods from one to three years. In connection with entering into such agreements, the Company has committed to pay approximately $450,000, to the licensors of the technology primarily during 1998 for the per unit cost of imbedding such technologies into the Company's products at agreed upon minimum levels, or for the purchase of inventory from such companies. In order to maintain exclusivity as it relates to the biometric industry for two of these licenses through 2000, the Company is required to purchase approximately $200,000 of products per year.

         See note G regarding options granted to a licensor.

         See note J for information regarding the licensing/royalty agreement with Jasper.

         Employment Agreements

         The Company has employment agreements with four individuals. The employment agreements contain non-compete clauses that prohibit the employees from being employed by a competitor of the Company. The non-compete clause is in effect for two years for voluntary terminations and three years for terminations with cause. In the event of "constructive termination", as defined, the agreements provide each employee with up to four years salary (as of December 31, 1997) reduced by one month for each month thereafter until December 31, 2001, at which time the amount of severance is two years. As of December 31, 1997, the aggregate commitment approximates $2,773,196.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1995, 1996 and 1997


NOTE G - STOCKHOLDERS' EQUITY

         Initial Public Offering

         During the quarter ended March 31, 1997, the Company completed an initial public offering of 2,420,000 (1,210,000 pre stock dividend) shares of its common stock at $3.00 per share ($6.00 pre stock dividend) resulting in gross proceeds of $7,260,000 before deduction of offering expenses.

         Stock Split

         During July 1997, the Company effected a two-for-one stock split in the form of the issuance of a one-for-one stock dividend. The financial statements and accompanying notes for the periods presented have been restated for the stock split.

         1996 Stock Option Plan

         During May 1996, the Board of Directors and stockholders of the Company adopted the 1996 Stock Option Plan (the Plan). Under the Plan, 750,000 (375,000 pre stock dividend) shares of common stock may be issued to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 100% of fair market value for incentive stock options and 85% for all others. Pursuant to the Plan, the term of incentive stock options and nonstatutory stock options granted may not exceed ten years. Options issued under the Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined, all options outstanding vest immediately and are exercisable for their remaining terms. The Plan terminates in May 2006.

         Pursuant to the Plan, each non-employee director may receive options to purchase 50,000 shares of common stock which will vest 20% annually for five years. Five years after the initial grant of an option to a non-employee director, and every fifth year thereafter, non-employee directors who remain on the Board shall automatically be granted additional options to purchase 50,000 shares of Common Stock which shall vest 20% on May 1 of each year over a period of five years. All options granted to non-employee directors shall have an exercise price equal to 100% of the fair market value of the Company's common stock.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1995, 1996 and 1997


NOTE G - STOCKHOLDERS' EQUITY - CONTINUED

         1996 Stock Option Plan - Continued

         The following table summarizes option activity:

                                                                                                          Weighted
                                                                                        Range of          average
                                                                         Number         exercise          exercise
                                                                       of shares        prices            price
         Balance, December 31, 1995                                          -     $          -      $          -
              Granted                                                    346,000      1.00 - 1.13              1.12
                                                                      ----------
         Balance, December 31, 1996                                      346,000      1.00 - 1.13              1.12
              Granted                                                    458,166       3.21-10.75              5.09
              Exercised                                                  (25,000)     1.00 - 4.43              2.49
              Expired or canceled                                       (328,000)     1.12 - 4.43              3.12
                                                                      ----------


         Balance, December 31, 1997                                      451,166       1.00-10.75              3.63
                                                                      ==========
         Available for grant, December 31, 1997                          273,834
                                                                      ==========

         The weighted average fair value of all options granted during the years ended December 31, 1996 and 1997 were $.83 and $6.37 per share, respectively.

         Additional information regarding options outstanding as of December 31, 1997 follows:

                                                      Weighted          Weighted                           Weighted
                 Range of                             average            average                          average
                 exercise          Number of         exercise          remaining        Number            exercise
                 prices           options            price             life           exercisable         price
             --------------    -------------      ------------    --------------      -----------         ---------
             $ 1.00 -  1.13          284,000     $        1.12              5.58           65,997    $         1.12
               3.21 -  4.43           69,000              3.85              6.65           33,000              3.21
                 10.75                98,166             10.75              4.50              -                 -


                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1995, 1996 and 1997


NOTE G - STOCKHOLDERS' EQUITY - CONTINUED

         1996 Stock Option Plan - Continued

         The estimated fair value of the options granted to consultants during 1996 was $125,000. Initially, the total market value of the options is treated as unearned compensation and is charged to expense over the respective vesting periods.

         During 1997, 360,000 (180,000 pre stock dividend) of options were issued to employees at per share exercise prices less than the fair market value of the common stock at the date of issuance. The difference between the option exercise price and estimated fair value of common stock at the date of grant for these options was $225,400 and has been reflected as unearned compensation in the Company's financial statements, to be recognized as expense over the five year vesting terms of the related stock option agreements. In connection with certain employee terminations, $184,191 of unearned compensation was reversed during 1997, with no resulting impact to the statement of operations.

         During February 1998, the Company granted an option to purchase 48,000 shares of common stock to a company with which the Company had entered into a license agreement (see note F). The option is exercisable at $6.42 ($2.08 less than market value at the date of issuance) through February 2008. The option vests as follows: 12,000 shares immediately and 3,000 shares per quarter thereafter. The option contains a cashless exercise feature whereby the holder may utilize the increase in fair market value above the exercise price to pay for an option exercise. The estimated fair value of the option of $99,840 will be amortized over the three year term of the license agreement.

         During March 1998, the Company granted an option to purchase 40,000 shares of common stock to its Vice President of Business Development. The option is exercisable at $8.29 through March 2005. The $1.46 difference between the exercise price and the market value of the common stock at the date of grant of $58,520 will be recognized as compensation expenses over the five year term of the stock option agreement.

         During March 1998, the Company signed a letter of intent with a company who intends to become a distributor of the Company. The terms of the letter of intent provide for an option to purchase up to 100,000 shares of common stock with an exercise price per share equal to the 30 day average closing price from the signing date of the letter of intent, exercisable for seven years with 75,000 shares immediately exercisable and an additional 25,000 shares in certain circumstances.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1995, 1996 and 1997


NOTE G - STOCKHOLDERS' EQUITY - CONTINUED

         Option Proforma Information

         Had compensation cost for the Company's stock option plan been determined at the grant date for stock options awarded pursuant to the fair value method prescribed by SFAS 123 (see note A9), the Company's net loss and net loss per share for the periods ended December 31, would have been as follows:

                                                                         January 7,
                                                                         1993 (date
                                                                        of inception
                                         Years ended December 31,         through
                                         ------------------------       December 31,
                                          1996             1997            1997
                                          ----             ----            ----
         Net loss
              As reported              $(823,488)     $(2,593,814)      $(3,545,569)
              Proforma                  (842,488)      (2,625,814)       (3,596,569)

         Net loss per share
              As reported
                  Basic                     (.18)            (.37)             (.71)
                  Diluted                   (.18)            (.37)             (.71)
              Proforma
                  Basic                     (.18)            (.37)             (.72)
                  Diluted                   (.18)            (.37)             (.72)


         Proforma information for the year ended December 31, 1995, is not presented as there were no stock options awarded during this period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants:

                                                  1996      1997
                                                  ----      ----
         Risk free interest rate                  6.0%      6.25%
         Expected life of options (in years)      4.0       4.0
         Expected dividends                        -         -
         Volatility of stock price                 -       93.1%

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1995, 1996 and 1997


NOTE G - STOCKHOLDERS' EQUITY - CONTINUED

         1996 Stock Option Plan - Continued


         Warrants

         Warranty activity is summarized as follows:

                                                                                     Exercisable
                                                                    Price                at
                                                                     per   Expiration December
                                                   Outstanding      share     date       31
                                                   -----------    ---------   -----  ----------
          Balance December 31, 1995                       -     $         -        -           -

               Granted to bridge noteholders
                   (A-E)                             87,500            1.00     1999      87,500
               Granted to bridge noteholder (F)      12,500            3.00     1999      12,500
               Granted to Tuchner & Company
                   (Agent)                           83,278            3.00     2001      83,278
                                                    -------                              -------

          Balance December 31, 1996                 183,278                              183,278

               Granted to consultant                 25,000            3.00     2004      25,000
               Granted to Agent                      88,938            3.60     2002           -
                                                    -------                              -------

          Balance, December 31, 1997                297,216                              208,278
                                                    =======                              =======

          Exercised through December 31, 1997                                                  -
                                                                                         =======



                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1995, 1996 and 1997


NOTE H - PROFIT SHARING PLAN AND TRUST

         During the year ended December 31, 1997, the Company implemented the SAC Technologies, Inc. 401(k) Profit Sharing Plan and Trust which covers substantially all of its employees. Participants may elect to enter into salary reduction agreements with the Company for a portion of their compensation. The plan authorizes the Board of Directors of the Company to annually authorize contributions, out of earnings and profits. For the year ended December 31, 1997, contributions to the plan totaled $52,396. There were no contributions made by the Company during 1997.

NOTE I - INCOME TAXES

         Deferred taxes consist of the following:

                                                               December 31,
                                                               ------------
                                                          1996              1997
                                                      -------------    --------------
         Allowance for doubtful receivables           $         -      $       40,000
         Compensation                                           -              76,000
         Revenue recognition                                157,000           150,000
         Income tax credits                                     -              20,000
         Net operating loss carryforwards                   209,000         1,158,000
                                                      -------------    --------------
                                                            366,000         1,444,000

         Less valuation allowance                          (366,000)       (1,444,000)
                                                      -------------    --------------

                                                      $           -    $            -
                                                      =============    ==============

         A valuation allowance has been recorded due to uncertainty of realization of deferred tax assets principally due to the development stage nature and operating loss history of the Company; however, the valuation allowances could be reduced or eliminated based on future earnings and future estimates of taxable income. Also, income tax benefits related to stock option exercises have not been recognized in the financial statements for the same reasons.

         As of December 31, 1997, the Company had federal and Minnesota net operating loss carryforwards of approximately $2,800,000. These operating losses expire between 2008 and 2012. Net operating loss carryforwards available to offset future taxable income may be subject to the limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1995, 1996 and 1997


NOTE J - RELATED PARTY TRANSACTIONS AND CONCENTRATIONS

         Research and Development Arrangement With Jasper

         The Company's primary current product offerings incorporate the Company's "Optic Technology" and "Biometric Solution" with "FIDS Technology." The "FIDS Technology" was developed by the Company for Jasper. The Company has licensed the "FIDS Technology" from Jasper. The Company has a world-wide license agreement with Jasper for use of the FIDS technology in certain markets. In addition, Jasper has a world-wide license agreement with the Company for use of the "Optic Technology" and "Biometric Solution" technology within Jasper's market areas.

         Jasper agreed to fund research and development for the Company's products from inception through April 1996 principally in consideration of an assignment of the patent rights to the "FIDS" Technology. However, most of this funding was provided by the Company. Research and development funding after this date was the responsibility of the Company. The Company maintains the patent and other intellectual property rights to the non-"FIDS" technologies.

         Through 1996, the Company had billed various amounts for reimbursement under the development arrangement with Jasper. Jasper had not paid the majority of these billings. At such time, the Company believed Jasper did not have the financial wherewithal to pay for such amounts. Therefore, realizability of the outstanding billings to Jasper were not assured and were not recognized as revenues. Should such outstanding billings to Jasper be collected in the future, they will be reflected in income upon receipt. During the year ended December 31, 1997, the Company recognized $36,000 of revenues related to collections on these prior billings.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1995, 1996 and 1997


NOTE J - RELATED PARTY TRANSACTIONS AND CONCENTRATIONS - CONTINUED

         Research and Development Arrangement With Jasper (continued)

         The following summarizes outstanding billings (not yet recognized as revenues for financial statements purposes) to Jasper:

                                                            December 31,
                                                            ------------
                                                       1997              1996
                                                 -------------    --------------
         Research and development
              Optics technology (note E)         $     117,000    $       81,000
              Other                                    290,000           290,000
                                                 -------------    --------------

                                                 $     407,000    $      371,000
                                                 =============    ==============

         Total costs incurred pursuant to the development arrangement with Jasper were as follows:

              Year ended December 31,
                  1995                                        $      236,891
                  1996                                                72,471

              January 7, 1993 (date of inception) through
                  December 31, 1997                                  404,118

         FIDS License Agreement With Jasper

         The following are the more significant terms and conditions of the FIDS license arrangement with Jasper:

              * The Company and Jasper have the exclusive worldwide license rights to each other's technologies, as defined.

              * The Company is to pay a $30.50 per unit royalty to Jasper for all sales made by the Company of products utilizing the "FIDS Technology."

              * The Company is to receive a $30.00 per unit royalty from Jasper for sales made by Jasper of products utilizing the "FIDS Technology."

              * Jasper receives all rights to future modifications or improvements made by the Company to the "FIDS Technology."

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1995, 1996 and 1997


NOTE J - RELATED PARTY TRANSACTIONS AND CONCENTRATIONS - CONTINUED

         FIDS License Agreement with Jasper - Continued

              o The Company may not sell, assign, or transfer its "FIDS Technology" or grant sublicenses without consent of Jasper. In the event of sale, assignment, transfer, or sublicense of "FIDS Technology" by the Company, 42% of any sales proceeds are required to be remitted to Jasper and 10% to be retained to fund ongoing development. Additionally, in the event of sale, assignment, transfer, or sublicense of "FIDS Technology" by Jasper, 42% of any sales proceeds are required to be remitted to the Company, with 10% of such amount to be utilized to fund ongoing development.

              o The term of the agreement expires the later of April 2016 or the date of the last patent to expire (as of December 31, 1997 no patents were issued, and none can be assured of being issued).

         There was no royalty income or expense during the periods presented.

         Other Transactions or Agreements With Jasper

         Accounts receivable from Jasper, excluding the $407,000 and $371,000 of uncollected billings as of December 31, 1996 and 1997, respectively, discussed above, were $10 and $156,895 as of December 31, 1996 and 1997, respectively.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1995, 1996 and 1997


NOTE J - RELATED PARTY TRANSACTIONS AND CONCENTRATIONS - CONTINUED


         Other
                                                                               January 7,
                                                                               1993 (date
                                                                              of inception)
                                                Years ended December 31,         through
                                                ------------------------       December 31,
                                             1995       1996          1997         1997
                                           --------   ---------     --------     --------
          Revenues recognized from
               Jasper (see note M)         $229,070   $       -     $211,918     $564,975
          Revenues recognized from
               Inter-Con (see notes
               C and M)                           -      32,000      177,494      209,494
          Offset of deferred offering
               costs against the proceeds
               of the initial public
               offering                           -           -      148,061      148,061
          Purchase of optics
               technology (see below)       117,000           -            -      117,000
          Purchase of component
               parts from a company
               owned by a stockholder             -      21,434            -       21,434
          Payments for rent, assembly,
               and computer aided
               design services from an
               affiliate                     22,156           -            -       77,049
          Equipment purchased from a
               stockholder                    5,000           -            -        5,000

         During August 1995, the Company purchased certain elements of its "Optic Technology" from an individual who also purchased common stock of the Company. The total purchase price of $117,000 was agreed to be reimbursed by Jasper. See note E for information on related party notes payable.

         Purchases from an unaffiliated electronics components vendor approximated 25% of total purchases during the year ended December 31, 1997.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1995, 1996 and 1997


NOTE K - SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

                                                                         January 7,
                                                                          1993 (date
                                                                        of inception)
                                            Years ended December 31,       through
                                            ------------------------     December 31,
                                          1995        1996       1997        1997
                                        -------     --------    -------     -------
          Cash Paid for:
              Interest                  $     -     $ 24,564    $ 3,980    $ 24,564
              Income taxes                    -            -          -           -
          Noncash Financing
          Activities
              Accrued interest
                  contributed to
                  capital by
                  officer                     -            -     10,960      10,960
              Conversion of bridge
                  notes into
                  common stock                -      179,167          -     179,167
              Common stock
                  repurchases offset    170,174            -          -     170,174
                  by a reduction in
                  amounts billed to
                  Jasper for research
                  and development


NOTE L - FAIR VALUES OF FINANCIAL INSTRUMENTS

         The financial statements include various estimated fair value information as of December 31, 1996 and 1997 as required by Financial Accounting Standards Board No. 107 ("SFAS 107"). Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in SFAS 107 Statement and does not purport to represent the aggregate net fair value of the Company. All material financial instruments as of December 31, 1996 and 1997 for which it is practicable to estimate the value, approximated fair value because of the short maturity of those instruments.

NOTE M - FOURTH QUARTER MATTERS

         As discussed in note C, during March 1998, the Company and Inter-Con reached an agreement in principle to terminate the technical support and development agreement. Also, during February 1998, the Company determined that a portion of the receivable from Jasper may not be collected. As a result, the Company wrote-off $42,621 of receivables from Inter-Con and reserved for $99,000 of receivables from Jasper effective as of the end of the fourth quarter ended December 31, 1997.