Form 10QSB
period 1998-03-31
SAC TECHNOLOGIES INC
filed 1998-05-15
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
            ACT OF 1934

                        For the Quarter Ended March 31, 1998

|_|         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from _________ to _________

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

                          ----------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  __X__  No ____


Shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of May 7, 1998: 7,486,367.

                             SAC TECHNOLOGIES, INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

    Item 1 - Financial Statements

       Balance sheets as of December 31, 1997 and March 31, 1998               3

       Statements of operations for the three months ended March 31, 1997 and 1998, and January 7, 1993 (date of inception) through
             March 31, 1998                                                    4

       Statements of cash flows for the three months ended March 31, 1997 and 1998, and January 7, 1993 (date of inception) through
             March 31, 1998                                                    5

       Notes to interim financial statements                                   6

    Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            9

PART II.  OTHER INFORMATION

    Item 1 - Legal proceedings                                                13
    Item 2 - Changes in securities and use of proceeds                        13
    Item 3 - Defaults upon senior securities                                  13
    Item 4 - Submission of matters to a vote of security holders              13
    Item 5 - Other events                                                     13
    Item 6 - Exhibits and reports on Form 8-K                                 13

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                                 BALANCE SHEETS

                                ASSETS
                                                                           December 31,           March 31,
                                                                               1997                 1998
                                                                           ------------         ------------
                                                                                                 (Unaudited)
CURRENT ASSETS
      Cash and cash equivalents                                            $  3,351,753         $  2,123,783
      Accounts receivable, less allowance for
            uncollectible accounts of $99,000                                    56,770               69,507
      Inventories                                                               464,927              799,299
      Prepaid expenses                                                          110,760              104,052
                                                                           ------------         ------------

            Total current assets                                              3,984,210            3,096,641

EQUIPMENT AND FURNITURE AND FIXTURES - AT COST, less
      accumulated depreciation                                                  163,966              170,428

OTHER ASSETS                                                                     17,518               17,518
                                                                           ------------         ------------

                                                                           $  4,165,694         $  3,284,587
                                                                           ============         ============


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
      Accounts payable                                                     $    288,688         $    281,705
      Accrued liabilities                                                       235,323              249,058
                                                                           ------------         ------------

            Total current liabilities                                           524,011              530,763

STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock - authorized, 20,000,000 shares of $.01 par value;
            issued and outstanding, 7,461,367 and 7,472,367 shares,
            respectively                                                         74,614               74,724
      Additional contributed capital                                          7,241,690            7,535,465
      Deficit accumulated during the development stage                       (3,583,666)          (4,734,690)
      Unearned compensation                                                     (90,955)            (121,675)
                                                                           ------------         ------------
                                                                              3,641,683            2,753,824
                                                                           ------------         ------------

                                                                           $  4,165,694         $  3,284,587
                                                                           ============         ============

             See accompanying notes to interim financial statements.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                  January 7,
                                                                                                  1993 (date
                                                                    Three months                 of inception)
                                                                   ended March 31,                  through
                                                          -------------------------------          March 31,
                                                             1997                1998                1998
                                                          -----------         -----------         -----------
Revenues
      Product sales                                       $    23,715         $     5,821         $   158,605
      Reimbursed research and development                      12,000                --               274,306
      Technical support and other services                     77,438                --               422,135
                                                          -----------         -----------         -----------
                                                              113,153               5,821             855,046
Costs and other expenses
      Cost of product sales                                    72,005              30,736             262,575
      Cost of technical support and other services             31,373                --               235,232
      Selling, general and administrative                     362,486             543,696           3,337,331
      Research and development                                 96,531             614,051           1,909,274
                                                          -----------         -----------         -----------
                                                              562,395           1,188,483           5,744,412
                                                          -----------         -----------         -----------

            Operating loss                                   (449,242)         (1,182,662)         (4,889,366)

Other income (expense)
      Interest and other income                                18,192              31,638             232,277
      Interest expense                                         (3,897)               --               (39,504)
                                                          -----------         -----------         -----------
                                                               14,295              31,638             192,773
                                                          -----------         -----------         -----------

            NET LOSS                                      $  (434,947)        $(1,151,024)        $(4,696,593)
                                                          ===========         ===========         ===========

Loss per common share
      Basic                                               $      (.07)        $      (.15)        $      (.91)
                                                          ===========         ===========         ===========
      Diluted                                             $      (.07)        $      (.15)        $      (.91)
                                                          ===========         ===========         ===========

            See accompanying notes to interim financial statements.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                       January 7,
                                                                                                                       1993 (date
                                                                                              Three months            of inception)
                                                                                             ended March 31,             through
                                                                                      ---------------------------       March 31,
                                                                                          1997           1998             1998
                                                                                      -----------     -----------     -----------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
      Net loss                                                                        $  (434,947)    $(1,151,024)    $(4,696,593)
      Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation                                                                    4,200          13,500          58,605
            Amortization
                  Warrants                                                                   --              --             4,167
                  Unearned compensation                                                     8,400          27,800         103,054
            Allowance for uncollectible receivables                                          --              --            99,000
            Interest converted to common stock                                               --              --             1,841
            Revenues realized due to offset of billings against a stock repurchase           --              --          (170,174)
            Options issued for license rights                                                --           200,000         200,000
            Acquired research and development                                                --              --           117,000
            Warrants issued for services                                                   27,500            --            27,500
            Contribution of services                                                         --              --            11,250
            Non-cash exercise of stock options                                               --              --            21,593
            Change in assets and liabilities:
                  Accounts receivable                                                     (52,410)        (12,737)       (168,507)
                  Inventories                                                             (26,801)       (334,372)       (799,299)
                  Prepaid expenses                                                        (14,537)         (6,708)       (104,052)
                  Accounts payable                                                       (129,579)         (6,983)        281,705
                  Accrued liabilities                                                     152,599          13,735         260,018
                                                                                      -----------     -----------     -----------
                                                                                          (30,628)        (92,349)        (56,299)
                                                                                      -----------     -----------     -----------
                        Net cash used in operating activities                            (465,575)     (1,243,373)     (4,752,892)
Cash flows from investing activities
      Capital expenditures                                                                 (3,443)        (19,962)       (229,033)
      Security deposits                                                                    (6,219)           --           (12,984)
      Patents and trademarks                                                                 --              --            (4,534)
                                                                                      -----------     -----------     -----------
                        Net cash used for investing activities                             (9,662)        (19,962)       (246,551)
Cash flows from financing activities
      Net payments under short-term borrowing agreements                                 (330,000)           --          (117,000)
      Issuance of convertible bridge notes                                                   --              --           175,000
      Issuance of warrants                                                                   --              --            25,000
      Exercise of stock options                                                              --            35,365          84,394
      Sales of common stock                                                             6,368,392            --         7,093,832
      Redemption of common stock                                                             --              --          (138,000)
                                                                                      -----------     -----------     -----------

                        Net cash provided by financing activities                       6,038,392          35,365       7,123,226
                                                                                      -----------     -----------     -----------
                        Net increase (decrease) in cash and cash equivalents            5,563,155      (1,227,970)      2,123,783
Cash and cash equivalents, at beginning of period                                          89,133       3,351,753            --
                                                                                      -----------     -----------     -----------
Cash and cash equivalents, at end of period                                           $ 5,652,288     $ 2,123,783     $ 2,123,783
                                                                                      ===========     ===========     ===========

See accompanying notes to interim financial statements.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
           December 31, 1997, and March 31, 1997 and 1998 (Unaudited)


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

      In the opinion of management, the accompanying unaudited interim financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the financial position and the results of its operations and cash flows for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the related notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

2.    Liquidity Matters

      Broad commercial acceptance of the Company's products by customers and end users is critical to the Company's success and ability to generate revenues. The Company has limited sales to date, principally to affiliates of the Company, and has accumulated losses since inception of $4,696,593, of which $1,151,024 was incurred during the first quarter ended March 31, 1998. The Company believes operating losses may continue. The Company believes its existing cash will not be adequate to fund the expansion and distribution of its product offerings and has undertaken an effort to seek out additional sources of financing. No assurances can be given that financing will be available on terms acceptable to the Company, that adequate financing will be obtained to meet its needs or that such financing would not be dilutive to existing stockholders. If such financing is not raised during 1998, the Company believes it can make appropriate adjustments to its operating plan to manage its cash through December 31, 1998. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development.

3.    Loss Per Common Share

      Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the number of weighted average common shares outstanding (5,848,611, 7,466,056 and 5,136,881 shares for the three months ended March 31, 1997 and 1998, and the period from January 7, 1993 (date of inception) through March 31, 1998, respectively). Diluted earnings per share are calculated by dividing the net loss attributable to common stockholders by the weighted average common shares, and when dilutive, options and warrants outstanding using the treasury stock method. There was no difference between basic and dilutive loss per share for all periods presented as the impact would have been antidilutive.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
           December 31, 1997, and March 31, 1997 and 1998 (Unaudited)


4.    Other Assets
                                                  December 31,        March 31,
                                                      1997              1998
                                                  ------------      -----------
            Security deposits                     $     12,984      $    12,984
            Patents                                      4,534            4,534
                                                  ------------      -----------
                                                  $     17,518      $    17,518
                                                  ============      ===========
5.    Accrued Liabilities
                                                  December 31,       March 31,
                                                     1997               1998
                                                  ------------      -----------
            Compensation                          $    232,105      $   240,461
            Other                                        3,218            8,597
                                                  ------------      -----------
                                                  $    235,323      $   249,058
                                                  ============      ===========

      Included in accrued compensation as of December 31, 1997 and March 31, 1998 is $218,438 and $159,766, respectively, which is the remaining amount payable from a severance agreement with the Company's former Chief operating Officer.

6.    Stockholders' Equity

      The following summarizes option activity since December 31, 1997:

                                               Number
                            Date of     -------------------
                            Grant,                 Non-plan
                           Exercise                options
                              or         1996        and       Exercise
                          Expiration     Plan      warrants      Price              Vesting            Expiration       Issued to
                          ----------    -------    --------    --------    ------------------------    ----------    ---------------
Balance, December 31,
      1997                     -        451,166      297,216   $      -             -                       -             -

      Option grant          1/1/98        2,500            -      10.75    125 shares per quarter       1/1/2005     Employee

      Option grant          2/2/98       10,000            -       8.56    500 shares per quarter       2/1/2005     Corporate
                                                                                                                     Communication
                                                                                                                     Manager

      Option grant         2/13/98            -       48,000       6.42    12,000 shares
                                                                           immediately;                 2/13/2008    An entity the
                                                                           3,000 per quarter                         Company entered
                                                                           thereafter                                into a license
                                                                                                                     agreement with

      Option grant          3/1/98       40,000            -       8.29    2,000 shares per quarter     3/1/2005     Vice President
                                                                                                                     of Business
                                                                                                                     Development

      Option cancelled      1/1/98      (18,000)           -          -               -                     -               -

      Option exercises     1/26/98-
                            3/6/98      (11,000)           -          -               -                     -               -
                                        -------      -------


Balance, March 31,
      1998                              474,666      345,216
                                        =======      =======

Exercisable, March 31,
      1998                               92,447      309,216
                                        =======      =======

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
           December 31, 1997, and March 31, 1997 and 1998 (Unaudited)


6.    Stockholders' Equity (continued)

      The difference between the option exercise price and estimated fair value of common stock at the date of grant for the option to purchase 40,000 shares of common stock is $58,520 and has been reflected as unearned compensation in the Company's financial statements to be recognized as expense over the five year vesting term of the stock option agreement. The estimated fair market value of the option to purchase 48,000 shares of common stock of $200,000 has been reflected as a non-cash component of research and development costs in the Company's financial statements.

      Effective April 13, 1998, the Company issued an option to Aultimate Technology Marketing, Inc. (ATM) to purchase up to 100,000 shares of common stock at $8.46 per share. The option is exercisable for seven years with 75,000 shares vesting upon payment of the first 1,000 SACcat units purchased by ATM and 25,000 shares vesting if a second 1,000 SACcat units are purchased and paid for by ATM prior to July 1, 1998.

7.    Related Party Transactions

      Included in accounts receivable as of December 31, 1997 and March 31, 1998 are $156,895 and $154,401, respectively of amounts due from Jasper Consulting, Inc. During the three months ended March 30, 1997 and 1998, $74,520 and $0, respectively of revenues were recognized from transactions with Inter-Con/PC, Inc. and Jasper Consulting, Inc. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding the Company's relationship with Inter-Con/PC, Inc. and Jasper Consulting, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS FORM 10-QSB THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD- LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," ANTICIPATE," OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATION THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS INCLUDING, WITHOUT LIMITATION, THE RISK FACTORS SET FORTH IN THE "RISK FACTORS" SECTION OF THE COMPANY'S REGISTRATION STATEMENT ON FORM SB-2 (FILE NO. 333-16451) AND THE COMPANY'S ANNUAL AND QUARTERLY REPORTS, ALONG WITH OTHER PERIODIC REPORTING ON FORMS 10-QSB, 10-KSB AND 8-K, AS FILED FROM TIME TO TIME WITH THE SEC.

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

The Company has two products currently available and it intends to devote significant effort in the near term to enhancing the performances and capabilities of these existing products. In this regard, the Company has recently begun to license certain other biometric technologies that it intends to incorporate into its current product offerings. The Company is dependent upon others to incorporate such technologies with its existing and future products. No assurance can be given that these technologies will be incorporated in a manner acceptable to potential customers, that it will be timely implemented, or that the products' costs will be acceptable to the marketplace.

The Company is considered a development stage enterprise for accounting purposes. Broad commercial acceptance of the Company's products by customers and end users is critical to the Company's success and ability to generate revenue. The Company has limited sales to date, principally to affiliates of the Company, and has accumulated losses since inception of $4,696,593, of which $1,151,024 was incurred during the first quarter ended March 31, 1998. The Company believes operating losses may continue. The Company believes its existing cash will not be adequate to fund the expansion and distribution of its product offerings and has undertaken an effort to seek out additional sources of financing. No assurances can be given that financing will be available on terms acceptable to the Company, that adequate financing will be obtained to meet its needs, or that such financing would not be dilutive to existing stockholders. If such financing is not obtained during 1998, the Company believes it can make appropriate adjustments to its operating plan to manage its cash through December 31, 1998. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development.

During October 1996, the Company completed initial development of a product which provides for basic personal computer functions and Internet access via a wireless keyboard and a conventional television set (the "Set Top Box"). However, the Company did not believe that the promotion and marketing of the Set Top Box was within its focus and, accordingly, conveyed the technology in exchange for an initial 50% (35.8% as of December 31, 1997) ownership interest in Inter-Con/PC, Inc. ("Inter-Con"), a development stage Company. The Company had a technical support agreement with Inter-Con which provided for Inter-Con to pay technical support fees to the Company of up to $20,000 per month. Effective December 31, 1997, the technical support and development agreement between the Company and Inter-Con was terminated.

By current agreement, Jasper (a former stockholder) is obligated to pay a royalty to the Company for sales of certain products and the Company has the exclusive right to manufacture products sold by Jasper, subject to a predetermined pricing structure. However, the Company has been attempting to redefine the parties obligations and is not relying on these potential sources of revenue from Jasper or its interest in Inter-Con to significantly impact its results of operation.

The Company anticipates adding approximately eight additional employees during 1998. The Company anticipates ongoing research and development expenses during 1998 at a level greater than that experienced for the year ended December 31, 1997. The Company anticipates accounts receivable and inventory levels, and selling, general and administrative expenses will increase significantly in connection with its continuing transition to marketing and selling its products.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO MARCH 31, 1998:

Revenues

Total revenues decreased $107,332 during the three months ended March 31, 1998 to $5,821 as compared to $113,153 for the same period in 1997. The Company currently estimates that revenues for the second quarter ending June 30, 1998 will be comparable to those of the quarter ended June 30, 1997.

Revenues from product sales decreased $17,894 during the three months ended March 31, 1998 to $5,821 as compared to $23,715 for the same period in 1997. These revenues were primarily from single unit sales of SACMan Developer Toolkit Systems to entities developing or intending to develop applications which may utilize the Company's products and/or technology.

Revenues from reimbursed research and development decreased $12,000 during the three months ended March 31, 1998 to $0 as compared to the same period in 1997. These revenues relate to collection of previously unrecognized research and development billings to Jasper, recognized on the cash basis of accounting. No assurances can be given that any additional amounts will be collected in the future.

Revenues from technical support and other services, which were primarily from Jasper and Inter-Con, decreased $77,438 to $0 during the three months ended March 31, 1998. As previously discussed, the technical support agreement with Inter-Con was mutually terminated effective December 31, 1997. No assurance can be given that any additional technical support or other revenues will be realized from Jasper in the future, nor is this a primary focus of the Company.

Effective April 13, 1998, the Company signed a Distribution Agreement with Aultimate Technology Marketing, Inc. (ATM). The terms of the agreement provide for the following: the Company provide to ATM, at no charge, 10 SACMan Developer Tool Kit systems; ATM is to purchase 1,000 SACcat units; ATM is to receive preferential pricing on additional product purchases; ATM became a distributor of the Company; the Company issued to ATM an option to acquire up to 100,000 shares of common stock of the Company with an exercise price per share of $8.46, exercisable for seven years, with 75,000 shares immediately exercisable upon payment for the 1,000 units to be purchased and an additional 25,000 shares in the event ATM purchases and makes payment for 1,000 additional units before July 1, 1998; and ATM issued the Company an option to acquire up to 400,000 shares of the common stock of ATM at $.25 per share, exercisable for seven years. Due to the interrelationships of the parties involved, revenues from this transaction will not be recognized by the Company until ATM resells the product and can recognize the revenue pursuant to generally accepted accounting principles. No assurance can be given that the Company will maintain a significant ownership in ATM, or that any units to be purchased by ATM will be subsequently paid for, or resold by ATM, among other matters.

During April 1998, the Company shipped 565 units to ATM. See above for revenue recognition policy regarding sales to ATM.

Costs and Other Expenses

Cost of product sales exceeded revenues from product sales by $24,915 during the three months ended March 31, 1998, principally resulting from the cost of salaries associated with the production of a limited amount of units.

Selling, general and administrative expenses increased $181,210 to $543,696 during the three months ended March 31, 1998 as compared to $362,486 for the same period in 1997. Of the increase, $81,183 was due to additional salaries and wages for sales and administrative personnel, $23,717 was due to completion of the installation of the Company's internal computer network, $19,400 was due to increased amortization of unearned compensation, $16,250 was due to increased advertising and product certification expenses, and the remainder of the increase was principally due to increased operating costs.

Research and development expenses increased $517,520 to $614,051 during the three months ended March 31, 1998 as compared to $96,531 for the same period in 1997. Of the increase, $200,000 was due to a non cash charge related to the estimated fair market value of an option granted to an entity the Company entered into a license agreement with and $107,500 was due to license costs associated with technologies the Company plans to incorporate into its product offerings. The above costs were expensed because the incorporation of the related technologies had not reached the stage of "technological feasibility", as defined. The remaining increase is attributable to increased development activity for the Company to commercialize and evolve certain of its products.

LIQUIDITY AND CAPITAL RESOURCES

Since January 7, 1993 (date of inception), the Company's capital needs have been principally met as follows: (i) by a February 1997 initial public offering of 2,420,000 shares of common stock at $3.00 per share which resulted in net proceeds of $6,220,331, after deduction of offering expenses; (ii) a July 1996 $700,000 private placement of common stock; and (iii) a May 1996 sale of $200,000 of convertible bridge notes and warrants to purchase 50,000 shares of common stock. The bridge notes were converted to common stock during mid-1996, concurrent with the completion of the aforementioned private placement.

Net cash used in operating activities during the three months ended March 31, 1998 was $(1,243,373) and was principally due to operating losses. Net cash used for investing activities during the same period was $(19,962). Net cash provided by financing activities during the same period was $35,365 and was principally from cash received from employee stock option exercises.

See "Overview" above regarding a discussion of the Company's capital needs.

Working capital decreased $894,321 during the three months ended March 31, 1998 to $2,565,878 as compared to $3,460,199 as of December 31, 1997. This decrease is principally due to operating losses. Additionally, during the three months ended March 31, 1998, there was a $334,372 increase in inventories, which is attributable to purchasing component parts for its products for future production.

See Note 6 to the interim financial statements for information regarding stock option transactions.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

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


DIRECT OR INDIRECT PAYMENTS TO DIRECTORS, OFFICERS
GENERAL PARTNERS OF THE ISSUER OR THEIR ASSOCIATES;
TO PERSONS OWNING TEN PERCENT OR MORE OF ANY CLASS                                        DIRECT OR INDIRECT
OF EQUITY SECURITIES OF THE ISSUER; AND TO AFFILIATES                                     PAYMENTS TO OTHERS
OF THE ISSUER


                                                              (A)                                 (B)

(01)     Construction of Plant, Building and Facilities

(02)     Purchase and Installation of Machinery and Equipment                                 $   183,362

(03)     Purchase of Real Estate

(04)     Acquisition of Other Business(s)

(05)     Repayment of Indebtedness                          $  117,000                        $   325,000

(06)     Working Capital


Temporary investment (specify)

(07)     X Certificates of Deposit                                                             $1,000,000

(08)     X Money Market                                                                        $  510,473

(09)

(10)


Other purposes (specify)
                                                              Officer
                                                              Salaries
(11)     X  Professional Fees                                 $      0                        $   246,142

(12)     X  Administrative Salaries and Expenses              $ 68,823                        $ 1,283,315

(13)     X  Inventory and Components                          $  2,724                        $   890,796

(14)     X  Research and Development                          $ 61,324                        $   626,455

(15)     X  Product Marketing                                 $      0                        $   495,612

(16)     X Sales Promotion                                    $      0                        $   260,862

(17)     X Acquired Technology                                $      0                        $   145,017

(18)     X  Feasibility Test                                  $      0                        $    80,000

(19)     X Contract Assembly                                  $      0                        $    29,036





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

                           (B) The Company's annual report on Form 10-KSB for the years ended December 31, 1996 and 1997 as filed on March 31, 1997 and 1998, and

                           (C) The Company's quarterly report on Form 10-QSB for the quarters ended March 31, 1997, June 30, 1997 and September 30, 1997 as filed on May 15, 1997 and as amended on May 20, 1997, August 14, 1997 and November 14, 1997.

                  (ii)     Exhibit 10 - Material Contracts

                           10.15# Aultimate Technology Marketing, Inc. purchase, supply and distributor agreement.

                  (iii)    Exhibit 7 - Financial Data Schedule.

         (b)      Reports on Form 8-K

                  None.

# Confidential Treatment requested pursuant to the Securities Exchange Act of 1934, as amended, Rule 24b-2; confidential portions of this exhibit have been deleted and filed separately with the Securities and Exchange Commission.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SAC Technologies, Inc.
                                         (the "Registrant")



Date: May 15, 1998                       /s/ Barry Wendt
                                         ---------------------------------------
                                         Barry Wendt, Chief Executive Officer


                                         /s/ Gary Wendt
                                         ---------------------------------------
                                         Gary Wendt, Chief Financial Officer