Form 10QSB
period 1998-06-30
SAC TECHNOLOGIES INC
filed 1998-08-14
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
         OF 1934

                  For the Quarter Ended June 30, 1998

|_|      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from _________ to _________

                        Commission file number 333-16451

                        ---------------------------------

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

                        ---------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes _X_   No  ___


Shares of the registrant's Common Stock, par value $.01 per share, outstanding as of August 12, 1998: 7,510,867.

                             SAC TECHNOLOGIES, INC.

                                      INDEX

                                                                                  Page
                                                                                  ----
PART I.  FINANCIAL INFORMATION
     Item 1 - Financial Statements

         Balance sheets as of December 31, 1997 and June 30, 1998                   3

         Statements of operations for the three and six months ended June 30,
              1997 and 1998, and January 7, 1993 (date of inception) through
              June 30, 1998                                                         4

         Statements of cash flows for the three and six months ended June 30,
              1997 and 1998, and January 7, 1993 (date of inception) through
              June 30, 1998                                                         5

         Notes to interim financial statements                                      6

     Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                 11

PART II.  OTHER INFORMATION

     Item 1 - Legal proceedings                                                    16
     Item 2 - Changes in securities                                                16
     Item 3 - Defaults upon senior securities                                      17
     Item 4 - Submission of matters to a vote of security holders                  17
     Item 5 - Other events                                                         17
     Item 6 - Exhibits and reports on Form 8-K                                     17


                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                                 BALANCE SHEETS

                                     ASSETS
                                                                         December 31,      June 30,
                                                                            1997             1998
                                                                         -----------      -----------
                                                                                          (unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                           $ 3,351,753      $   971,025
     Restricted cash (note 6)                                                      -        2,320,000
     Accounts receivable, net                                                 56,770           58,205
     Inventories                                                             464,927          710,598
     Prepaid expenses                                                        110,760          164,261
                                                                         -----------      -----------

         Total current assets                                              3,984,210        4,224,089

EQUIPMENT AND FURNITURE AND FIXTURES - AT COST, less
     accumulated depreciation                                                163,966          159,619

OTHER ASSETS                                                                  17,518          427,518
                                                                         -----------      -----------
                                                                         $ 4,165,694      $ 4,811,226
                                                                         ===========      ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable                                                    $   288,688      $   397,789
     Accrued liabilities                                                     235,323          117,586
                                                                         -----------      -----------

         Total current liabilities                                           524,011          515,375

CONVERTIBLE DEBENTURES (note 6)                                                    -        2,030,000

COMMITMENTS (note 9)                                                               -                -

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock - authorized, 20,000,000 shares of $.01 par value;
         issued and outstanding, 7,461,367 and 7,503,867 shares               74,614           75,039
     Additional contributed capital                                        7,241,690        8,961,831
     Deficit accumulated during the development stage                     (3,583,666)      (6,676,960)
     Unearned compensation                                                   (90,955)         (94,059)
                                                                         -----------      -----------
                                                                           3,641,683        2,265,851
                                                                         -----------      -----------
                                                                         $ 4,165,694      $ 4,811,226
                                                                         ===========      ===========

             See accompanying notes to interim financial statements.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                                                      January 7,
                                                                                                                      1993 (date
                                                             Three months                     Six months             of inception)
                                                            ended June 30,                  ended June 30,             through
                                                      --------------------------      -------------------------        June 30,
                                                          1997           1998             1997         1998             1998
                                                      -----------    -----------      -----------   -----------      -----------
Revenues
     Product sales                                    $    20,595    $   275,771      $    44,310   $   281,592      $   434,376
     Reimbursed research and development                   24,000         10,200           36,000        10,200          284,506
     Technical support and other services                  39,352          7,750          116,790         7,750          429,885
                                                      -----------    -----------      -----------   -----------      -----------
                                                           83,947        293,721          197,100       299,542        1,148,767
Costs and other expenses
     Cost of product sales                                  9,148        529,777           81,153       560,513          792,352
     Cost of technical support and other services          16,879          1,846           48,252         1,846          237,078
     Selling, general and administrative                  539,422      1,337,010          901,908     1,880,706        4,674,341
     Research and development                             128,136        380,568          224,667       994,619        2,289,842
                                                      -----------    -----------      -----------   -----------      -----------
                                                          693,585      2,249,201        1,255,980     3,437,684        7,993,613
                                                      -----------    -----------      -----------   -----------      -----------

         Operating loss                                  (609,638)    (1,955,480)      (1,058,880)   (3,138,142)      (6,844,846)

Other income (expense)
     Interest and other income                             70,816         13,210           89,008        44,848          245,487
     Interest expense                                           -              -           (3,897)            -          (39,504)
                                                      -----------    -----------      -----------   -----------      -----------
                                                           70,816         13,210           85,111        44,848          205,983
                                                      -----------    -----------      -----------   -----------      -----------

         NET LOSS                                     $  (538,822)   $(1,942,270)     $  (973,769)  $(3,093,294)     $(6,638,863)
                                                      ===========    ===========      ===========   ===========      ===========

Basic and diluted loss per common share               $      (.07)   $      (.26)     $      (.14)  $      (.41)     $     (1.27)
                                                      ===========    ===========      ===========   ===========      ===========

Weighted average number of shares outstanding           7,437,500      7,490,897        6,761,824     7,478,545        5,243,935
                                                      ===========    ===========      ===========   ===========      ===========

            See accompanying notes to interim financial statements.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                              Three months
                                                                                             ended June 30,
                                                                                     ----------------------------
                                                                                        1997             1998
                                                                                     -----------      -----------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
     Net loss                                                                        $  (538,822)     $(1,942,270)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                                     13,418           15,000
         Amortization
              Warrants                                                                         -                -
              Unearned compensation                                                       19,100           27,616
         Allowance for uncollectible receivables                                               -                -
         Write-down of inventory                                                               -          200,000
         Interest converted to common stock                                                    -                -
         Revenues realized due to offset of billings against a stock repurchase                -                -
         Options issued for license rights                                                     -                -
         Option issued in connection with distribution agreement                               -          352,650
         Acquired research and development                                                     -                -
         Warrants issued for services                                                          -                -
         Warrants issued for underwriter termination of first right of refusal                 -          304,000
         Contribution of services                                                              -                -
         Non-cash exercise of stock options                                                    -                -
         Change in assets and liabilities:
              Accounts receivable                                                        (34,530)          11,302
              Inventories                                                               (160,479)        (111,299)
              Prepaid expenses                                                           (70,144)         (60,209)
              Accounts payable                                                           112,632          116,084
              Accrued liabilities                                                        (94,950)        (131,472)
                                                                                     -----------      -----------
                                                                                        (214,953)         723,672
                                                                                     -----------      -----------
                  Net cash used in operating activities                                 (753,775)      (1,218,598)
Cash flows from investing activities
     Capital expenditures                                                               (117,860)          (4,191)
     Security deposits                                                                    (1,082)               -
     Patents and trademarks                                                                    -                -
                                                                                     -----------      -----------
                  Net cash used for investing activities                                (118,942)          (4,191)
Cash flows from financing activities
     Restricted cash                                                                           -       (2,320,000)
     Net payments under short-term borrowing agreements                                        -                -
     Issuance of convertible bridge notes                                                      -                -
     Issuance of convertible debentures                                                        -        2,030,000
     Issuance of warrants                                                                      -          470,000
     Deferred financing costs                                                                  -         (180,000)
     Exercise of stock options                                                                 -           70,031
     Sales of common stock                                                                     -                -
     Redemption of common stock                                                                -                -
                                                                                     -----------      -----------
                  Net cash provided by financing activities                                    -           70,031
                                                                                     -----------      -----------
                  Net increase (decrease) in cash and cash equivalents                  (872,717)      (1,152,758)
Cash and cash equivalents, at beginning of period                                      5,652,288        2,123,783
                                                                                     -----------      -----------
Cash and cash equivalents, at end of period                                          $ 4,779,571      $   971,025
                                                                                     ===========      ===========

[WIDE TABLE CONTINUED FROM ABOVE]

                                                                                                                        January 7,
                                                                                                                        1993 (date
                                                                                             Six months                of inception)
                                                                                            ended June 30,               through
                                                                                     ----------------------------        June 30,
                                                                                        1997             1998              1998
                                                                                     -----------      -----------      ------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
     Net loss                                                                        $  (973,769)     $(3,093,294)     $(6,638,863)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                                     17,618           28,500           73,605
         Amortization
              Warrants                                                                         -                -            4,167
              Unearned compensation                                                       27,500           55,416          130,670
         Allowance for uncollectible receivables                                               -                -           99,000
         Write-down of inventory                                                               -          200,000          200,000
         Interest converted to common stock                                                    -                -            1,841
         Revenues realized due to offset of billings against a stock repurchase                -                -         (170,174)
         Options issued for license rights                                                     -          200,000          200,000
         Option issued in connection with distribution agreement                               -          352,650          352,650
         Acquired research and development                                                     -                -          117,000
         Warrants issued for services                                                     27,500                -           27,500
         Warrants issued for underwriter termination of first right of refusal                 -          304,000          304,000
         Contribution of services                                                              -                -           11,250
         Non-cash exercise of stock options                                                    -                -           21,593
         Change in assets and liabilities:
              Accounts receivable                                                        (86,940)          (1,435)        (157,205)
              Inventories                                                               (187,280)        (445,671)        (910,598)
              Prepaid expenses                                                           (84,681)         (53,501)        (164,261)
              Accounts payable                                                           (16,947)         109,101          397,789
              Accrued liabilities                                                         57,649         (117,737)         128,547
                                                                                     -----------      -----------      -----------
                                                                                        (245,581)         631,323          667,374
                                                                                     -----------      -----------      -----------
                  Net cash used in operating activities                               (1,219,350)      (2,461,971)      (5,971,489)
Cash flows from investing activities
     Capital expenditures                                                               (121,303)         (24,153)        (233,224)
     Security deposits                                                                    (7,301)               -          (12,984)
     Patents and trademarks                                                                    -                -           (4,534)
                                                                                     -----------      -----------      -----------
                  Net cash used for investing activities                                (128,604)         (24,153)        (250,742)
Cash flows from financing activities
     Restricted cash                                                                           -       (2,320,000)      (2,320,000)
     Net payments under short-term borrowing agreements                                 (330,000)               -         (117,000)
     Issuance of convertible bridge notes                                                      -                -          175,000
     Issuance of convertible debentures                                                        -        2,030,000        2,030,000
     Issuance of warrants                                                                      -          470,000          495,000
     Deferred financing costs                                                                  -         (180,000)        (180,000)
     Exercise of stock options                                                                 -          105,396          154,424
     Sales of common stock                                                             6,368,392                -        7,093,832
     Redemption of common stock                                                                -                -         (138,000)
                                                                                     -----------      -----------      -----------
                  Net cash provided by financing activities                            6,038,392          105,396        7,193,256
                                                                                     -----------      -----------      -----------
                  Net increase (decrease) in cash and cash equivalents                 4,690,438       (2,380,728)         971,025
Cash and cash equivalents, at beginning of period                                         89,133        3,351,753                -
                                                                                     -----------      -----------      -----------
Cash and cash equivalents, at end of period                                          $ 4,779,571      $   971,025      $   971,025
                                                                                     ===========      ===========      ===========

            See accompanying notes to interim financial statements.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
            December 31, 1997, and June 30, 1997 and 1998 (unaudited)


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

2.   Liquidity Matters

     Broad commercial acceptance of the Company's products by customers and end users is critical to the Company's success and ability to generate revenues. The Company has limited sales to date, principally to affiliates of the Company, and has accumulated losses since inception of $6,638,863, of which $3,093,294 was incurred during the six months ended June 30, 1998. The Company believes operating losses will continue for the foreseeable future.

     During June 1998, the Company raised $2,500,000 in a private offering of convertible debentures. In connection with this transaction, the Company has the option to sell an additional $1,000,000 of convertible debentures at terms similar to those of the $2,500,000 transaction if certain targets are met (see note 6). The Company believes its existing cash will not be adequate to fund the expansion and distribution of its product offerings and it anticipates it will need to raise additional funds to support operations. No assurances can be given that the Company will meet the targets to be able to exercise the option on the $1,000,000 of additional convertible debentures discussed above. Also, no assurances can be given that any other form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained to meet its needs, or that such financing would not be dilutive to existing stockholders. If additional financing is not raised, the Company believes it can make appropriate adjustments to its operating plan to manage its cash through the third quarter of 1999.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
            December 31, 1997, and June 30, 1997 and 1998 (unaudited)


3.   Loss Per Common Share

     Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the number of weighted average common shares outstanding. Diluted earnings per share were calculated by dividing the net loss attributable to common stockholders by the weighted average common shares, and when dilutive, options, warrants and convertible securities outstanding using the treasury stock method. There was no difference between basic and dilutive loss per share for all periods presented as the impact would have been antidilutive.

4.   Other Assets
                                                       December 31,    June 30,
                                                          1997           1998
                                                       -----------     --------

         Security deposits                              $ 12,984       $ 12,984
         Patents                                           4,534          4,534
         Deferred finance costs (see note 7)                   -        410,000
                                                        --------       --------

                                                        $ 17,518       $427,518
                                                        ========       ========

     Of the above deferred finance costs, $230,000 was a non-cash transaction resulting from granting stock warrants for 50,000 shares of common stock in connection with a private convertible debenture offering (see note 7).

5.   Accrued Liabilities
                                                       December 31,    June 30,
                                                          1997           1998
                                                       -----------     --------

         Compensation                                   $232,105       $115,813
         Other                                             3,218          1,773
                                                        --------       --------

                                                        $235,323       $117,586
                                                        ========       ========

     Included in accrued compensation as of December 31, 1997 and June 30, 1998 is $218,438 and $100,146, respectively, which is the remaining amount payable from a severance agreement with the Company's former Chief Operating Officer.

6.   Convertible Debentures

     On June 30, 1998, the Company sold to Shaar Fund, Ltd., an international investment fund, $2,500,000 of 5% convertible debentures due June 30, 2001. At the Company's option, an additional $1,000,000 of 5% convertible debentures may be sold to Shaar Fund Ltd. if certain targets are met, including certain minimum share price and trading volume levels for the Company's common stock. As of June 30, 1998 the funds from the $2,500,000 sale were held in escrow and were released on July 1, 1998.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
            December 31, 1997, and June 30, 1997 and 1998 (Unaudited)


6.   Convertible Debentures - Continued

     The debentures are convertible into shares of the Company's common stock in increments beginning 120 days from June 30, 1998 and are fully convertible after 181 days. The conversion price equals the lesser of (a) 110% of the closing bid price of the common stock on June 29, 1998, or (b) the average closing bid price for a five-day period ending the day prior to the notice of conversion multiplied by a discount factor, which increases over time from 15% to 22%. The convertible debentures are redeemable at the option of the Company under certain circumstances. The Company is obligated to file a registration statement on or before August 14, 1998 covering the resale of the shares of common stock underlying the debentures and the warrants. The convertible debentures agreement contains certain dilution and conversion price adjustment provisions under certain events, as defined. The Company is also required to meet certain other covenants, including the maintenance of its listing on the NASDAQ Smallcap Market, or the convertible debentures could become due in payable in full.

     In connection with the convertible debentures, the Company granted a warrant to purchase 100,000 shares of common stock to the Shaar Fund, Ltd. The $470,000 estimated fair market value of the warrant has been reflected as a discount to the 5% convertible debentures issued and will be amortized as additional interest expense over the term of the debentures. In connection with this transaction, a warrant to purchase 200,000 shares of common stock was also issued to Tuschner & Company, Inc. (TCI), underwriter for the Company's initial public offering, as part of an agreement in which TCI agreed to waive all future rights of first refusal to sell the Company's securities; the right to 66,000 of such shares vests immediately and the right to 134,000 of such shares vests upon the occurrence of certain events discussed at note 9. The $304,000 estimated fair market value of the portion of the warrant which vested immediately has been reflected as a component of selling, general and administrative expenses for the three and six months ended June 30, 1998. The $617,200 estimated fair market value of the remaining portion of the warrant which did not vest immediately may be offset against proceeds from a future public offering, if one occurs (see notes 7 and 9).

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
            December 31, 1997, and June 30, 1997 and 1998 (Unaudited)


7.   Stockholders' Equity

     The following summarizes option activity since December 31, 1997:

                                             Number
                            Date of   -------------------
                            Grant,               Non-plan
                           Exercise              options
                              or         1996      and     Exercise
                          Expiration     Plan    warrants    Price            Vesting            Expiration        Issued to
                          ----------  ---------  --------  --------  --------------------------  ----------   ------------------
     Balance, December 31,
         1997                  -      451,166    297,216    $  -            -                       -            -

         Option grant       1/1/98      2,500        -       10.75   125 shares per quarter       1/1/05      Employee

         Option grant       2/2/98     10,000        -        8.56   500 shares per quarter       2/1/05      Employee

         Option grant       2/13/98       -       48,000      6.42   12,000 shares                2/13/08     An entity the
                                                                     immediately;                             Company entered
                                                                     3,000 per quarter                        into a license
                                                                     thereafter                               agreement with

         Option grant       3/1/98     40,000        -        8.29   2,000 shares per quarter     3/1/05      Employee

         Option grant       4/13/98       -      100,000      8.46   75,000 upon payment for      4/13/05     ATM (see Item 2)
                                                                     1,000 SACcat units and
                                                                     25,000 if ATM purchases
                                                                     and pays for an additional
                                                                     1,000 units by July 1, 1998*

         Option grant       6/20/98     8,000        -       6.563   400 shares per quarter       6/20/05     Employee

         Warrant grant      6/30/98       -      100,000      7.29   Immediately                  6/30/03     Shaar Fund, Ltd.

         Warrant grant      6/30/98       -       50,000      7.29   Immediately                  6/30/03     Company
                                                                                                              arranging Shaar
                                                                                                              financing

         Warrant grant      6/30/98       -      200,000      7.50   66,000 immediately; 134,000
                                                                     at closing of the next
                                                                     "public offering"            6/30/03     Tuschner & Co.

         Options exercised  Various   (35,000)    (7,500)      -                  -                  -             -

         Options canceled   Various   (30,000)       -         -                  -                  -             -
                                    ---------  ---------

     Balance, June 30,
         1998                         446,666    787,716
                                    =========  =========

     Exercisable, June 30,
         1998                          71,397    595,716
                                    =========  =========

     * As of July 1, 1998, ATM did not meet its purchase requirements in order to vest in the remaining 25,000 shares under the option.

     The difference between the option exercise price and estimated fair value of common stock at the date of grant for the option to purchase 40,000 shares of common stock is $58,520 and has been reflected as unearned compensation in the Company's financial statements to be recognized as expense over the five-year vesting term of the stock option agreement. The estimated fair market value of the option to purchase 48,000 shares of common stock of $200,000 has been reflected as a non-cash component of research and development costs for the three months ended March 31, 1998 and the six months ended June 30, 1998. The estimated fair market value of the option to purchase 75,000 shares of common stock of $352,600, has been reflected as a non-cash component of selling, general and administrative expenses for the three and six months ended June 30, 1998. See note 6 for additional information regarding the estimated fair market value of other warrants granted.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
            December 31, 1997, and June 30, 1997 and 1998 (Unaudited)


8.   Related Party Transactions

     Included in accounts receivable as of December 31, 1997 and June 30, 1998 are $156,895 and $129,020, respectively of amounts due from Jasper Consulting, Inc. During the three and six months ended June 30, 1997 and 1998, $84,557 and $183,476, and $262,929 and $262,929, respectively of revenues were recognized from transactions with ATM, Inter-Con/PC, Inc. and Jasper Consulting, Inc. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding the Company's relationship with Inter-Con/PC, Inc. and Jasper Consulting, Inc.

     In addition, the Company had transactions with a related party, IR & D (a major stockholder of the Company is a director of IR & D). Accounts receivable from IR & D as of June 30, 1998 were $12,157. Accounts payable as of June 30, 1997 and 1998 were $8,094 and $58,654, respectively. Purchases during the three months and six months ended June 30, 1997 and 1998 were $19,708 and $20,891, and $140,129 and $193,135, respectively. See
     "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding Company's relationship with IR&D.

9.   Commitments

     On June 30, 1998, the Company entered into an agreement with TCI whereby it agreed to waive all future rights of first refusal to sell the Company's securities. In exchange for this, the Company agreed to pay TCI $100,000, of which $34,000 was paid after closing on the convertible debentures and $66,000 will be due if the Company closes on a future public offering. Payment of the $100,000 would be reduced by any amount TCI might receive as a non-accountable expense allowance if a future public offering occurs. In addition, TCI would have the right to participate as a select dealer or co-selling agent or co-underwriter to the extent of ten percent (10%) of any future offering of securities, whether public or private, for a period of one year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS FORM 10-QSB THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD- LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," ANTICIPATE," OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATION THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS INCLUDING, WITHOUT LIMITATION, THE RISK FACTORS SET FORTH IN THE "RISK FACTORS" SECTION OF THE COMPANY'S REGISTRATION STATEMENTS ON FORMS SB-2 and S-3 (FILE NO. 333-16451) AND THE COMPANY'S ANNUAL AND QUARTERLY REPORTS, ALONG WITH OTHER PERIODIC REPORTING ON FORMS 10-QSB, 10-KSB, AND 8-K, AS FILED FROM TIME TO TIME WITH THE SEC.

OVERVIEW

The Company was incorporated in 1993. The Company develops and markets biometric technology products. To date, the Company has focused on developing products for use by others in specific applications and developing an end user product for computer security and access control applications. The Company's products are marketed to distributors, VAR's (Value Added Resellers), OEM's (Original Equipment Manufacturers) and system integrators in the information management and access control markets.

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

The Company is considered a development stage enterprise for accounting purposes. Broad commercial acceptance of the Company's products by customers and end users is critical to the Company's success and ability to generate revenues. The Company has limited sales to date, principally to affiliates of the Company, and has accumulated losses since inception of $6,638,863, of which $3,093,294 was incurred during the six months ended June 30, 1998. The Company believes operating losses will continue for the foreseeable future.

During June 1998, the Company raised $2,500,000 in a private offering of convertible debentures to Shaar Fund, Ltd. In connection with this transaction, the Company has the option to sell an additional $1,000,000 of convertible debentures to Shaar Fund Ltd. at terms similar to those of the $2,500,000 transaction if certain targets are met (see note 6 to the interim financial statements and Exhibits 10.16, 10.17, 10.18 and 10.19 for the terms of the convertible debentures private offering). The Company believes its existing cash will not be adequate to fund the expansion and distribution of its product offerings and it anticipates it will need to raise additional funds to support operations. No assurances can be given (i) that the Company will meet the targets to be able to exercise the option on the $1,000,000 of additional convertible debentures discussed above, (ii) that any other form of additional financing will be available on terms acceptable to the Company, (iii) that adequate financing will be obtained to meet its needs, or (iv) that such financing would not be dilutive to existing stockholders. If such financing is not raised during 1998, the Company believes it can make appropriate adjustments to its operating plan to manage its cash through the third quarter of 1999. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development.

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

In April 1998 the Company received certification in the first round of biometric testing from the International Computer Security Association, a leading independent certification organization. Of the six participating vendors, SAC was the only vendor who participated and received certification in the identification ("one to many") category.

During the quarter ended June 30, 1998, the Company signed a distribution agreement with Aultimate Technology Marketing, Inc. (ATM) (see below for additional information regarding transactions with ATM). Also, during the quarter ended June 30, 1998, the Company signed integration, OEM and distribution agreements with certain other companies. However, no significant revenues have been derived from such agreements and no assurances may be given that any significant revenues will develop.

In June 1998, the Company integrated Pinnacle Technology's "Trusted Desktop Commander(TM)" security software with its SACCat biometric "identification" technology which includes workstation log-on and screen saver lockout to provide for convenient point and click configuration access and control of Windows 95 and 98, tied to a user's actual identity. The product is currently available for installation by MIS and System Administrators. The Company is currently working on the development of a simplified end user point and click product. No assurances can be given that this will be developed timely or in a cost effective manner, or that it will be accepted in the marketplace.

The Company has integrated Key-Ware Technologies "voice verification technology" with its SACMan Developer Toolkit. This product offers a fingerprint identification and voice verification solution to security needs. This product is not yet available in the Company's SACCat product line. No assurances may be given that the Company will be able to successfully introduce the Key Ware Technology into its SACCat product or that significant revenues will ever develop from products into which the Company incorporates the Key Ware Technology.

In June 1998, the Company completed its evaluation of Imedge Technology's holographic fingerprint imaging technology and currently intends to exercise an option to acquire the exclusive use of Imedge's holographic fingerprint technology, subject to negotiation of terms and the signing of a definitive agreement. The Company believes the benefits to be derived from this technology include a potential cost reduction from its current optics componentry and a significant reduction in the size of certain of its optics components. No assurances can be given that an agreement will be entered into on acceptable terms to the Company, or that such an agreement would not result in any significant dilution to stockholders or that the technology will achieve the Company's intended objectives.

The Company does not anticipate adding any additional employees during 1998. The Company anticipates ongoing research and development expenses during 1998 at a level greater than that experienced for the year ended December 31, 1997. The Company anticipates accounts receivable and inventory levels, and selling, general and administrative expenses will increase significantly in connection with its continuing transition to marketing and selling its products.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO JUNE 30, 1998:

Revenues

Total revenues increased $209,774 during the three months ended June 30, 1998 to $293,721 as compared to $83,947 for the same period in 1997. Total revenue increased $102,442 during the six months ended June 30, 1998 to $299,542 as compared to $197,100 for the same period in 1997.

Revenues from product sales increased $255,176 during the three months ended June 30, 1998 to $275,771 as compared to $20,595 for the same period in 1997. Revenue from product sales increased $237,282 during the six months ended June 30, 1998 to $281,592 as compared to $44,310 for the same period in 1997. These revenues were primarily from sales to ATM, a related party and a distributor of the Company (see below), and, to a lesser extent, include sales of SACMan Developer Tool Kit System to entities developing or investigating the development of applications which may utilize the Company products.

Revenues from reimbursed research and development decreased $13,800 to $10,200 during the three months ended June 30, 1998 and decreased $25,800 to $10,200 for the six months ended June 30, 1998. These revenues related to collection of previously unrecognized research and development billings to Jasper, which were recognized on the cash basis of accounting. No assurances can be given that any additional amounts will be collected in the future.

Revenues from technical support and other services, which were primarily from Jasper and Inter-Con, decreased $31,602 to $7,750 during the three months ended June 30, 1998 and decreased $109,040 to $7,750 for the six months ended June 30, 1998. As previously discussed, the technical support agreement with Inter-Con was mutually terminated effective December 31, 1997. No assurance can be given that any additional technical support or other revenues will be realized from Jasper in the future, nor is this a primary focus of the Company.

Effective April 13, 1998, the Company signed a Distribution Agreement with ATM. The terms of the agreement provide for the following: ATM is to purchase 1,000 SACcat units or SACman Developer Tool Kits or a mixture thereof, of which 760 units have been purchased and paid for as of June 30, 1998; ATM is to receive preferential pricing on additional product purchases; ATM became a distributor of the Company; ATM issued the Company an option to acquire up to 400,000 shares of the common stock of ATM at $.25 per share, exercisable for seven years, and the Company granted ATM an option to purchase 100,000 shares of its common stock (see note 7 to the interim financial statements). Due to the interrelationships of the parties involved, revenues from this transaction will only be recognized by the Company when ATM resells or otherwise uses the product and can recognize the revenue and related costs pursuant to generally accepted accounting principles. As of June 30, 1998 all of the revenue from the sales to ATM was recognized by the Company.

Costs and Other Expenses

Cost of product sales exceeded revenues from product sales by $254,006 during the three months ended June 30, 1998, and $278,921 for the six month period ended June 30, 1998 as compared to $36,843 for six-month period ended June 30, 1997. This principally was due to a $200,000 write down of inventory to its net realizable value during the three months ended June 30, 1998. The remaining variances where primarily from salaries associated with the production of a limited amount of units.

The principal supplier of the Company's optical components to date has been Industrial Research Development, Inc. ("IR&D"), a company formerly owned by Rick Fiskum, an officer and director of the Company. Mr. Fiskum retained a directorship with IR&D through August 12, 1998 at which time he resigned. Mr. Fiskum retains a consulting relationship with IR&D and as a result of this and the previous buyout of his ownership, interest in IR&D will continue to receive ongoing payments from IR&D. See note 8 to the Financial Statements -- Related Party Transactions, for additional information regarding the Company's relationship with IR&D.

As discussed above, in an effort to reduce its product costs, the Company intends to exercise an option to purchase certain imaging technology to replace some of its current optics componentry. Additionally, the Company intends to explore offshore manufacturing opportunities and a redefinition of its obligations to Jasper. No assurances may be given that the above objectives will be achieved or that it would result in a reduction of product costs to a level that is acceptable to customers and is profitable to the Company.

Selling, general and administrative expenses increased $797,588 to $1,337,010 during the three months ended June 30, 1998 and increased $978,798 to $1,880,706 for the six month period ended June 30, 1998, as compared to the three and six months ended June 30, 1997. Of the increase for the three months and the six months ended June 30, 1998, $0 and $117,891 was related to additional salaries and wages for sales and administrative personnel, $49,954 and $21,958 was related to professional fees, and $656,650 and $690,650 was principally due to non-cash charges related to the fair market value of a warrant granted to ATM as part of a sales distribution arrangement (see above) and a warrant granted to TCI in order to terminate their right of first refusal on future public offerings (see note 6 to the interim financial statements) and $12,875 and $36,592 was due to completion of the installation of the Company's internal computer network.

Research and development expenses increased $252,432 to $380,568 during the three months ended June 30, 1998 and increased $769,952 to $994,619 for the six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997. Of the increase for the three and six months ended June 30, 1998, $173,250 and $360,750 was related to licensing and integration costs associated with technologies the Company plans to incorporate into its SACCat product, and $0 and $200,000 was related to a non-cash charge for the estimated fair market value of an option granted to an entity the Company entered into a license agreement with. The above costs were expensed because the incorporation of the related technologies had not reached the stage of "technological feasibility," as defined. The remaining increase is attributable to increased development activity for the Company to commercialize and evolve certain of its products.

The Company expects interest expense will increase in the future in connection with its recently completed convertible debentures financing.

LIQUIDITY AND CAPITAL RESOURCES

Since January 7, 1993 (date of inception), the Company's capital needs have been principally met as follows: (i) by a February 1997 initial public offering of 2,420,000 shares of common stock at $3.00 per share which resulted in net proceeds of $6,220,331, after deduction of offering expenses; (ii) a July 1996 $700,000 private placement of common stock; (iii) a May 1996 sale of $200,000 of convertible bridge notes (connected to common stock in 1996) and warrants to purchase 50,000 shares of common stock; and (iv) a $2,500,000 1998 private offering of convertible debentures (see note 6 to the interim financial statements for the terms of the debentures).

Net cash used in operating activities during the six months ended June 30, 1998 was $2,461,971 and was principally due to operating losses. Net cash used for investing activities during the same period was $24,153. Net cash provided by financing activities during the same period was $105,396 and was principally from cash received from the exercise of stock options.

See "Overview" above regarding a discussion of the Company's capital needs.

Working capital increased $248,515 during the six months ended June 30, 1998 to $3,708,714 as compared to $3,460,199 as of December 31, 1997. This increase is principally due to proceeds from the 1998 private offering of convertible debentures and cash received from the exercise of stock options, offset by cash used in operating activities. Additionally, during the six months ended June 30, 1998, there was a $445,671 increase in inventories which was attributable to purchasing component parts for its products for future production.

See notes 6 and 7 to the interim financial statements for information regarding stock option and warrant transactions.

The Company intends to file a Form S-3 registration statement concurrent with the filing of this report on Form 10-QSB to cover the registration of 1,455,170 shares of common stock in connection with certain outstanding convertible debentures, options and warrants.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," applicable to entities with other comprehensive income. This pronouncement is effective for the year beginning January 1, 1998. The Company had no items of other comprehensive income, as defined, for the three and six-month periods ended June 30, 1998 or 1997.

In June 1997, the financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires that the Company report certain information about operating segments. This pronouncement is effective for the year beginning January 1, 1998. The Company currently operates in one reportable segment.

                                             PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

           None.

Item 2.    Changes in Securities and Use of Proceeds

           Use of Proceeds from Registered Securities

           1. The effective date of the registration statement for which this information is reported was February 14, 1997.

           2. The following is a reasonable estimate of, the amount of net offering proceeds to the issuer used for each of the purpose listed below. An "X" has been placed in the box to the left of any amount that is an estimate.

           DIRECT OR INDIRECT PAYMENT OF DIRECTORS,
           OFFICERS GENERAL PARTNERS OF THE ISSUER OR                                  DIRECT OR
           THEIR ASSOCIATES; TO PERSONS OWNING TEN PERCENT                             INDIRECT
           OR MORE OF ANY CLASS OF EQUITY SECURITIES OF THE                            PAYMENTS
           ISSUER, AND TO AFFILIATES OF THE ISSUER                                     TO OTHERS
           -----------------------------------------------------------------------     ---------

                                                                            (A)           (B)
                                                                            ---           ---
           (01)   Construction of Plant, Building and Facilities         $       -      $      -

           (02)   Purchase and Installation of Machinery and Equipment           -       187,553

           (03)   Purchase of Real Estate                                        -             -

           (04)   Acquisition of Other Business(s)                               -             -

           (05)   Repayment of Indebtedness                                117,000       325,000

           (06)   Working Capital                                                -             -



                                                                            (A)           (B)
                                                                            ---           ---
           Other purposes (specify)
                                                                         Officer
                                                                         Salaries

            (7)   X Professional Fees                                           --       318,422

            (8)   X Administrative Salaries and Expenses                   369,000     1,575,610

            (9)   X Inventory and Components                               113,502     1,000,219

           (10)   X Research and Development                               402,081       393,619

           (11)   X Product Marketing                                            -       632,152

           (12)   X Sales Promotion                                              -       260,519

           (13)   X Acquired Technology                                          -       388,517

           (14)   X Feasibility Test                                             -       154,750

           (15)   X Contract Assembly                                            -        97,997

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           The Company held its annual meeting of stockholders on June 19, 1998 Proxies for such meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act f 1934 as amended. At the meeting, sufficient favorable votes were cast to approve each of the following management proposals:

           * Ratified Divine, Scherzer & Brody, Ltd., independent certified public accountants, as auditors of the Company for its calender year ending December 31, 1998 (7,035,598 shares voted for approval; 14,400 shares voted against approval; 20,870 shares abstained).

           * Ratified the election of Barry M. Wendt to the Company's Board of Directors for a term expiring in 1999 (7,016,638 shares voted for approval and 54,230 shares abstained).

           * Ratified the election of Richard T. Fiskum to the Company's Board of Directors for a term expiring in 1999 (7,025,658 shares voted for approval and 45,210 shares abstained).

           * Ratified the election of Gary E. Wendt to the Company's Board of Directors for a term expiring in 1999 (7,024,708 shares voted for approval and 46,160 shares abstained).

           * Ratified the election of Benedict A. Wittig to the Company's Board of Directors for a term expiring in 1999 (7,025,308 shares voted for approval and 45,560 shares abstained).

           * Ratified the election of Lars T. Carlson to the Company's Board of Directors for a term expiring in 1999 (7,025,658 shares voted for approval and 45,210 shares abstained).

           * Ratified the election of Thomas J. Schrade to the Company's Board of Directors for a term expiring in 1999 (7,025,658 shares voted for approval and 45,210 shares abstained).


           The deadline date for giving notice to the Company of any intention to present a non-Rule 14a-8 shareholder proposal at the 1999 annual meeting is April 1, 1999.


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

                        (B) The Company's annual report on Form 10-KSB for the years ended December 31, 1996 and 1997 as filed on March 31, 1997 and 1998, and

                        (C) The Company's quarterly report on Form 10-QSB for the quarters ended June 30, 1997 through March 31, 1998.

                  (ii)  Exhibit 10 - Material Contracts

                  (iv)  Exhibit 27 - Financial Data Schedule.

                  10.16 #    Warrant Agreement - Shaar Fund, Ltd.

                  10.17 #    Securities Purchase Agreement - Shaar Fund, Ltd.

                  10.18 #    5% Convertible Debenture - Shaar Fund, Ltd.

                  10.19 #    Registration Right Agreement - Shaar Fund, Ltd.

           (b)    Reports on Form 8-K

                  The Company's current report on Form 8-K filed on July 7,
                  1998.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SAC Technologies, Inc.
                                        (the "Registrant")



Date: August 14, 1998                    /s/ Barry Wendt
                                        ----------------------------------------
                                        Barry Wendt, Chief Executive Officer


                                        /s/ Gary Wendt
                                        ----------------------------------------
                                        Gary Wendt, Chief Financial Officer