Form 10QSB
period 1998-09-30
SAC TECHNOLOGIES INC
filed 1998-11-16
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
       EXCHANGE ACT OF 1934

              For the Quarter Ended September 30, 1998

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from __________ to ___________

                        Commission file number 333-16451

                        --------------------------------

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

                        --------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_   No ___


Shares of the registrant's Common Stock, par value $.01 per share, outstanding as of November 5, 1998: 7,510,867.

                             SAC TECHNOLOGIES, INC.

                                      INDEX


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

   Item 1 - Financial Statements

      Balance sheets as of December 31, 1997 and September 30, 1998           3

      Statements of operations for the three and nine months ended
         September 30, 1997 and 1998, and January 7, 1993 (date of
         inception) through September 30, 1998                                4

      Statements of cash flows for the three and nine months ended
         September 30, 1997 and 1998, and January 7, 1993 (date of
         inception) through September 30, 1998                                5

      Notes to interim financial statements                                   6

   Item 2 - Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                              12

PART II.  OTHER INFORMATION

   Item 1 - Legal proceedings                                                18
   Item 2 - Changes in securities                                            18
   Item 3 - Defaults upon senior securities                                  19
   Item 4 - Submission of matters to a vote of security holders              19
   Item 5 - Other events                                                     19
   Item 6 - Exhibits and reports on Form 8-K                                 19

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                                 BALANCE SHEETS

                                     ASSETS
                                                                        December 31,     September 30,
                                                                            1997              1998
                                                                        -----------       -----------
                                                                                          (unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                            $ 3,351,753       $ 2,036,238
   Accounts receivable, net                                                  56,770           125,638
   Inventories                                                              464,927           413,035
   Prepaid expenses                                                         110,760           185,087
                                                                        -----------       -----------

      Total current assets                                                3,984,210         2,759,998

EQUIPMENT AND FURNITURE AND FIXTURES - AT COST, less
   accumulated depreciation                                                 163,966           151,251

OTHER ASSETS (note 4)                                                        17,518           274,118
                                                                        -----------       -----------

                                                                        $ 4,165,694       $ 3,185,367
                                                                        ===========       ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                     $   288,688       $   261,018
   Accrued liabilities and other (note 5)                                   235,323            95,274
   Convertible debentures, net of discount of $508,200 (note 6)                  --         1,991,800
                                                                        -----------       -----------

      Total current liabilities                                             524,011         2,348,092


COMMITMENTS AND CONTINGENCIES  (note 9)                                          --                --

STOCKHOLDERS' EQUITY (DEFICIT) (note 7)
   Common stock - authorized, 20,000,000 shares of $.01 par value;
      issued and outstanding, 7,461,367 and 7,510,867 shares                 74,614            75,108
   Additional contributed capital                                         7,241,690         8,960,136
   Deficit accumulated during the development stage                      (3,583,666)       (8,126,963)
   Unearned compensation                                                    (90,955)          (71,006)
                                                                        -----------       -----------
                                                                          3,641,683           837,275
                                                                        -----------       -----------

                                                                        $ 4,165,694       $ 3,185,367
                                                                        ===========       ===========


            See accompanying notes to interim financial statements.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                            STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                                                         January 7,
                                                                                                                       1993 (date of
                                                         Three months ended                 Nine months ended            inception)
                                                            September 30,                     September 30,               through
                                                    ----------------------------      ----------------------------     September 30,
                                                        1997             1998             1997             1998             1998
                                                    -----------      -----------      -----------      -----------      -----------
Revenues
   Product sales                                    $    74,008      $    63,170      $   118,318      $   344,762      $   497,546
   Reimbursed research and development                       --               --           36,000           10,200          284,506
   Technical support and other services                  78,677               --          195,467            7,750          429,885
                                                    -----------      -----------      -----------      -----------      -----------
                                                        152,685           63,170          349,785          362,712        1,211,937
Costs and other expenses
   Cost of product sales                                 60,137          394,659          141,290          955,172        1,187,011
   Cost of technical support and other services          54,244               --          102,496            1,846          237,078
   Selling, general and administrative                  689,111          608,884        1,591,019        2,489,590        5,283,225
   Research and development                             119,995          329,666          344,662        1,324,285        2,619,508
                                                    -----------      -----------      -----------      -----------      -----------
                                                        923,487        1,333,209        2,179,467        4,770,893        9,326,822
                                                    -----------      -----------      -----------      -----------      -----------

      Operating loss                                   (770,802)      (1,270,039)      (1,829,682)      (4,408,181)      (8,114,885)

Other income (expense)
   Interest and other income                             62,608           36,836          151,616           81,684          282,323
   Interest expense                                          --         (216,800)          (3,897)        (216,800)        (256,304)
                                                    -----------      -----------      -----------      -----------      -----------
                                                         62,608         (179,964)         147,719         (135,116)          26,019
                                                    -----------      -----------      -----------      -----------      -----------

   NET LOSS                                         $  (708,194)     $(1,450,003)     $(1,681,963)     $(4,543,297)     $(8,088,866)
                                                    ===========      ===========      ===========      ===========      ===========

Basic and diluted loss per common share             $      (.10)     $      (.19)     $      (.24)     $      (.61)     $     (1.51)
                                                    ===========      ===========      ===========      ===========      ===========

Weighted average number of shares outstanding         7,437,500        7,510,106        6,992,000        7,488,998        5,343,499
                                                    ===========      ===========      ===========      ===========      ===========

             See accompanying notes to interim financial statements.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                                       January 7,
                                                                    Three months                 Nine months           1993 (date
                                                                 ended September 30,         ended September 30,      of inception)
                                                              -------------------------   -------------------------      through
                                                                  1997          1998          1997          1998          1998
                                                              -----------   -----------   -----------   -----------   -----------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
  Net loss                                                    $  (708,194)  $(1,450,003)  $(1,681,963)  $(4,543,297)  $(8,088,866)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation                                                   13,171        12,000        30,789        40,500        85,605
    Amortization
      Warrants                                                         --        16,800            --        16,800        20,967
      Unearned compensation                                        18,940        23,052        46,440        78,468       153,722
      Deferred financing costs                                         --        23,400            --        23,400        23,400
      Convertible debentures discount                                  --       200,000            --       200,000       200,000
    Allowance for uncollectible receivables                            --            --            --            --        99,000
    Write-down of inventory                                            --       300,000            --       500,000       500,000
    Interest converted to common stock                                 --            --            --            --         1,841
    Revenues realized due to offset of billings
     against a stock repurchase                                        --            --            --            --      (170,174)
    Options issued for license rights                                  --            --            --       200,000       200,000
    Option issued in connection with distribution agreement            --            --            --       352,650       352,650
    Acquired research and development                                  --            --            --            --       117,000
    Warrants issued for services                                       --        37,500        27,500        37,500        65,000
    Warrants issued for underwriter termination of first
     right of refusal                                                  --      (172,000)           --       132,000       132,000
    Contribution of services                                           --            --            --            --        11,250
    Non-cash exercise of stock options                                 --            --            --            --        21,593
    Change in assets and liabilities:
      Accounts receivable                                        (108,448)      (67,433)     (195,388)      (68,868)     (224,638)
      Inventories                                                 (95,140)       (2,437)     (282,420)     (448,108)     (913,035)
      Prepaid expense                                               8,289       (20,826)      (76,392)      (74,327)     (185,087)
      Accounts payable                                            (91,152)     (176,771)     (108,099)      (27,670)      221,018
      Accrued liabilities                                         230,484        17,688       288,133      (140,049)      146,235
                                                              -----------   -----------   -----------   -----------   -----------
                                                                  (23,856)      190,973      (269,437)      822,296       858,347
                                                              -----------   -----------   -----------   -----------   -----------

        Net cash used in operating activities                    (732,050)   (1,259,030)   (1,951,400)   (3,721,001)   (7,230,519)

Cash flows from investing activities
    Capital expenditures                                          (45,365)       (3,632)     (166,668)      (27,785)     (236,856)
    Security deposits                                                (800)           --        (8,101)           --       (12,984)
    Patents and trademarks                                             --            --            --            --        (4,534)
                                                              -----------   -----------   -----------   -----------   -----------

        Net cash used for investing activities                    (46,165)       (3,632)     (174,769)      (27,785)     (254,374)

Cash flows from financing activities
    Restricted cash                                                    --     2,320,000            --            --            --
    Net payments under short-term borrowing agreements                 --            --      (330,000)           --      (117,000)
    Issuance of convertible bridge notes                               --            --            --            --       175,000
    Issuance of  convertible debentures                                --            --            --     1,775,000     1,775,000
    Issuance of warrants and convertible debentures discount           --            --            --       725,000       750,000
    Deferred financing costs                                           --            --            --      (180,000)     (180,000)
    Exercise of stock options                                          --         7,875            --       113,271       162,299
    Sales of common stock                                              --            --     6,368,392            --     7,093,832
    Redemption of common stock                                         --            --            --            --      (138,000)
                                                              -----------   -----------   -----------   -----------   -----------

        Net cash provided by financing activities                      --     2,327,875     6,038,392     2,433,271     9,521,131
                                                              -----------   -----------   -----------   -----------   -----------

        Net increase (decrease) in cash and cash equivalents     (778,215)    1,065,213     3,912,223    (1,315,515)    2,036,238

Cash and cash equivalents, at beginning of period               4,779,571       971,025        89,133     3,351,753            --
                                                              -----------   -----------   -----------   -----------   -----------

Cash and cash equivalents, at end of period                   $ 4,001,356   $ 2,036,238   $ 4,001,356   $ 2,036,238   $ 2,036,238
                                                              ===========   ===========   ===========   ===========   ===========


             See accompanying notes to interim financial statements.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
         December 31, 1997, and September 30, 1997 and 1998 (unaudited)

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

2.    Liquidity Matters

      Broad commercial acceptance of the Company's products by customers and end users is critical to the Company's success and ability to generate revenues. The Company has limited sales to date, principally to affiliates of the Company, and has accumulated losses since inception of $8,088,866, of which $4,543,297 was incurred during the nine months ended September 30, 1998. The Company believes operating losses will continue for the foreseeable future.

      As discussed at Item 2 "Management's Discussion and Analysis of
      Financial Condition and Results of Operations" the Company is not currently in technical compliance with certain listing requirements of the NASDAQ Small Cap Market. The Company has not been formally notified of such noncompliance by NASDAQ. Should the Company be unable to cure such events of technical noncompliance it could be delisted from NASDAQ. As a result, if the Company is delisted, in addition to the consequences and associated risks previously described in the Company's quarterly and annual reports filed under the Securities Exchange Act of 1934, it could put the Company in default under the terms of the Company's $2,500,000 convertible debentures and could accelerate the repayment thereof. In addition, without considering the impact of a demand to repay the convertible debentures, the Company believes its existing cash will not be adequate to fund the expansion and distribution of its product offerings, and it anticipates it will need to raise additional funds to support operations.

      Should demand be made for repayment of the convertible debentures, the Company does not have the necessary capital to repay the $2,500,000 convertible debentures. Should demand not be made, the Company's existing cash may only last until second quarter 1999 based on the Company's current cash burn rate.

      Management is in discussions with a financial broker to raise additional capital to support its operations. No assurances can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained to meet its needs, or that such financing would not be dilutive to existing stockholders.

      If the Company does not obtain adequate financing by year end, the Company expects its accountants will include a going concern reference in their opinion on the December 31, 1998 financial statements.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
         December 31, 1997, and September 30, 1997 and 1998 (unaudited)

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

4.    Other Assets
                                                   December 31,   September 30,
                                                       1997            1998
                                                     --------        --------
      Security deposits                              $ 12,984        $ 12,984
      Patents pending                                   4,534           4,534
      Deferred finance costs, less accumulated
        amortization of $23,400 as of September 30,
        1998                                               --         256,600
                                                     --------        --------

                                                     $ 17,518        $274,118
                                                     ========        ========

      Of the above deferred finance costs, $100,000 was a non-cash transaction resulting from granting stock warrants for 50,000 shares of common stock in connection with a private convertible debenture offering (see note 7).

5.    Accrued Liabilities and Other
                                                   December 31,   September 30,
                                                       1997            1998
                                                     --------        --------

      Compensation                                   $232,105        $ 61,882
      Deferred revenues                                    --          27,222
      Other                                             3,218           6,170
                                                     --------        --------

                                                     $235,323        $ 95,274
                                                     ========        ========

      Included in accrued compensation as of December 31, 1997 and September 30, 1998 is $218,438 and $46,215, respectively, which is the remaining amount payable from a severance agreement with the Company's former Chief Operating Officer.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
         December 31, 1997, and September 30, 1997 and 1998 (unaudited)

6.    Convertible Debentures

      On June 30, 1998, the Company sold to Shaar Fund, Ltd., an international investment fund, $2,500,000 of 5% convertible debentures due June 30, 2001. At the Company's option, an additional $1,000,000 of 5% convertible debentures may be sold to Shaar Fund, Ltd. if certain targets are met, including certain minimum share price and trading volume levels for the Company's common stock. No assurances can be given that the Company will meet the targets to be able to exercise the option on the $1,000,000 of additional convertible debentures discussed above.

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

      The convertible debentures are redeemable at the option of the Company under certain circumstances. The Company was obligated to file, and has filed a registration statement (not yet effective) covering the resale of the shares of common stock underlying the debentures and the detachable warrants, among other securities.

      The $525,000 estimated fair value of the debenture conversion feature has been reflected as a discount to the 5% convertible debentures issued and will be amortized as additional interest expense principally through February 26, 1999, the date the debenture holder is able to convert their debenture at the maximum 22% discount discussed above.

      In connection with the convertible debentures, the Company granted a warrant to purchase 100,000 shares of common stock to Shaar Fund, Ltd. The $200,000 estimated fair market value of the warrant has been reflected as a discount to the 5% convertible debentures issued and will be amortized as additional interest expense over the term of the debentures. In connection with this transaction, a warrant to purchase 200,000 shares of common stock was also issued to Tuschner & Company, Inc. (TCI), underwriter for the Company's initial public offering, as part of an agreement in which TCI agreed to waive all future rights of first refusal to sell the Company's securities; the right to 66,000 of such shares vests immediately and the right to 134,000 of such shares vests upon the occurrence of certain events discussed at note 9. The $132,000 estimated fair market value of the portion of the warrant which vested immediately has been reflected as a component of selling, general and administrative expenses for the nine months ended September 30, 1998. The $268,000 estimated fair market value of the remaining portion of the warrant which did not vest immediately may be offset against proceeds from a future public offering, if one occurs (see notes 7 and 9). See note 7 for discussion of revised estimates (for the second quarter June 30, 1998) regarding the valuation of the above warrants during the third quarter ended September 30, 1998.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
         December 31, 1997, and September 30, 1997 and 1998 (unaudited)

6.    Convertible Debentures - Continued

      The convertible debentures agreement contains certain dilution and conversion price adjustment provisions under if certain events occur, as defined. In addition, the Company is required to meet certain covenants, including the maintenance of its listing in the NASDAQ Small Cap Market. As discussed at Note 2, the Company was not in technical compliance with the NASDAQ Small Cap Market listing requirements as of September 30, 1998, and if demand is made, the convertible debentures could become due and payable. Accordingly, the convertible debentures have been classified as a current liability in the accompanying financial statements because it could become immediately due and payable in full, if the Company is delisted.

7.    Stockholders' Equity

      The following summarizes option activity since December 31, 1997:

                                         Number
                        Date of    -------------------
                         Grant,              Non-plan
                        Exercise              options
                           or        1996       and      Exercise
                       Expiration    Plan     warrants     Price              Vesting            Expiration      Issued to
                       ----------  -------   ---------   --------   ---------------------------  ----------   ----------------
Balance December 31,
   1997                       --   451,166     297,216    $   --               --                       --           --

   Option grant           1/1/98     2,500          --     10.75    125 shares per quarter          1/1/05    Employee

   Option grant           2/2/98    10,000          --      8.56    500 shares per quarter          2/1/05    Employee

   Option grant          2/13/98        --      48,000      6.42    12,000 shares immediately;     2/13/08    An entity the
                                                                    3,000 per quarter                         Company entered
                                                                    Thereafter                                into a license
                                                                                                              agreement with

   Option grant           3/1/98    40,000          --      8.29    2,000 shares per quarter        3/1/05    Employee

   Option grant          4/13/98        --     100,000      8.46    75,000 upon payment for        4/13/05    ATM (see Item 2)
                                                                    1,000 SACcat units and
                                                                    25,000 if ATM purchases
                                                                    And pays for an additional
                                                                    1,000 units by July 1, 1998

   Option grant          6/20/98     8,000          --      6.56    400 shares per quarter         6/20/05    Employee

   Warrant grant         6/30/98        --     100,000      7.29    Immediately                    6/30/03    Shaar Fund, Ltd.

   Warrant grant         6/30/98        --      50,000      7.29    Immediately                    6/30/03    Company
                                                                                                              arranging Shaar
                                                                                                              financing

   Warrant grant         6/30/98        --     200,000      7.50    66,000 immediately;            6/30/03    Tuschner & Co.
                                                                    134,000 at closing of the
                                                                    Next "public offering"

   Option granted        9/15/98        --     375,000      3.00    Fully vested after 3 months    9/15/03    McCap, Inc.


   Options exercised     Various   (42,000)     (7,500)       --               --                       --           --

   Options cancelled     Various   (30,000)         --        --               --                       --           --
                                   -------   ---------

Balance, September 30,
   1998                            439,666   1,162,716
                                   =======   =========

Exercisable,
   September 30, 1998               86,447     651,816
                                   =======   =========


* As of July 1, 1998, ATM did not meet its purchase requirements in order to vest in the remaining 25,000 shares under the option.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
         December 31, 1997, and September 30, 1997 and 1998 (unaudited)

7.    Stockholders' Equity - Continued

      The difference between the option exercise price and estimated fair value of common stock at the date of grant for the option to purchase 40,000 shares of common stock is $58,520 and has been reflected as unearned compensation in the Company's financial statements to be recognized as a non-cash component of selling, general and administrative expense over the five-year vesting term of the stock option agreement. The estimated fair market value of the option to purchase 48,000 shares of common stock of $200,000 has been reflected as a non-cash component of research and development costs for the nine months ended September 30, 1998. The estimated fair market value of the option to purchase 75,000 shares of common stock of $352,600, has been reflected as a non-cash component of selling, general and administrative expenses for the nine months ended September 30, 1998. In September the Company issued the McCap, Inc. Agency an option to purchase 375,000 shares of common stock. The $37,500 approximate fair market value of the option has been reflected as a non-cash component of selling, general and administrative expenses for the nine months ended September 30, 1998. See note 6 for additional information regarding the estimated fair market value of other warrants granted.

      Based upon additional outside valuation assistance, the Company lowered its previous estimate of the fair market value of certain warrant issuances due to the lack of marketability as follows:

                                           Number
                               Date          of          Original       Revised
                              issued      Warrants         Value         Value
                              ------      --------         -----         -----

      Shaar                   6/30/98     100,000         $470,000      $200,000
      CCM                     6/30/98      50,000          230,000       100,000
      Tuschner                6/30/98      66,000          304,000       132,000

      The majority of the impact of the above was to the balance sheet as of June 30, 1998. However, approximately $172,000 of the above would have resulted in a non-cash reduction of reported net loss for the second quarter ended June 30, 1998.

8.    Related Party Transactions

      Included in accounts receivable as of December 31, 1997 and September 30, 1998 are $156,895 and $139,420, respectively of amounts due from Jasper Consulting, Inc. During the three and nine months ended September 30, 1997 and 1998, $63,678 and $216,467, and $20,400 and $283,329, respectively of revenues were recognized from transactions with ATM, Inter-Con/PC, Inc. and Jasper Consulting, Inc. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding the Company's relationship with Inter-Con/PC, Inc. and Jasper Consulting, Inc.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
         December 31, 1997, and September 30, 1997 and 1998 (unaudited)

8.    Related Party Transactions

      In addition, the Company had transactions with IR & D (a major stockholder of the Company was previously a owner and a director of IR & D through August 12, 1998). Accounts receivable from IR & D as of September 30, 1998 were $12,271. Accounts payable to IR & D as of September 30, 1997 and 1998 were $1,392 and $16,294, respectively. Purchases during the three months and nine months ended September 30, 1997 and 1998 were $8,147 and $46,884 and $29,037 and $240,019, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding Company's relationship with IR & D.

9.    Commitments and Contingencies

      On June 30, 1998, the Company entered into an agreement with TCI whereby TCI agreed to waive all future rights of first refusal to sell the Company's securities. In exchange for this, the Company agreed to pay TCI $100,000, of which $34,000 was paid after closing on the sale of convertible debentures and $66,000 will be due if the Company closes on a future public offering. Payment of the $100,000 would be reduced by any amount TCI might receive as a non-accountable expense allowance if a future public offering occurs. In addition, TCI would have the right , until June 30, 1999 to participate as a select dealer or co-selling agent or co-underwriter to the extent of ten percent (10%) of any future offering of securities, whether public or private, for a period of one year.

      During September, 1998 the Company entered into a one year agreement with MacCap, Inc. to help develop a strategic growth plan and to enhance shareholder value. The Company will pay the McCap, Inc. $10,000 a month for their services and, as discussed in note 7, granted McCap, Inc. an option to purchase 375,000 of its common stock.

      On or about August 11, 1998 a lawsuit was filed in Hennepin county District Court against the Company. Plaintiffs Johnson and Norenberg have alleged that they were wrongfully terminated or constructively discharged from their employment with the Company. Their complaint seeks relief in an amount in excess of $50,000 for each of the respective plaintiffs. The Company adamantly denies the validity of the plaintiff's claims or the extent of plaintiff's damages. It is the Company's intention to proceed with further discovery and move towards a motion to dismiss plaintiff's claims.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THIS FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS FORM 10-QSB THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," OR "CONTINUE" OR THE NEGATIVE OF OTHER VARIATION THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS INCLUDING, WITHOUT LIMITATION, THE RISK FACTORS SET FORTH IN THE "RISK FACTORS" SECTION OF THE COMPANY'S REGISTRATION STATEMENTS ON FORM SB-2 (FILE NO. 333-16451) AND FORM S-3 AND THE COMPANY'S ANNUAL AND QUARTERLY REPORTS, ALONG WITH OTHER PERIODIC REPORTING ON FORMS 10-QSB, 10-KSB AND 8-K, AS FILED FROM TIME TO TIME WITH THE SEC.

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

      The Company has two products currently available and it intends to devote significant effort in the near term to enhancing the performances and capabilities of these existing products. In this regard, the Company has licensed certain other biometric technologies that it intends to incorporate into its current product offerings. The Company is dependent upon others to incorporate such technologies with its existing and future products. No assurance can be given that these technologies will be incorporated in a manner acceptable to potential customers, that it will be timely implemented, or that the products' costs will be acceptable to the marketplace.

      The Company is considered a development stage enterprise for accounting purposes. Broad commercial acceptance of the Company's products by customers and end users is critical to the Company's success and ability to generate revenues. The Company has limited sales to date, principally to affiliates of the Company, and has accumulated losses since inception of $8,088,866, of which $4,543,297 was incurred during the nine months ended September 30, 1998. The Company believes operating losses will continue for the foreseeable future.

      As discussed at Liquidity and Capital Resources - Other, the Company is not currently in technical compliance with certain listing requirements of the NASDAQ Small Cap Market. The Company has not been formally notified of such noncompliance by NASDAQ. Should the Company be unable to cure such events of technical noncompliance, it could be delisted from NASDAQ. As a result, if the Company is delisted in addition to the consequences and associated risks previously described in the Company's quarterly and annual reports filed under the Securities Exchange Act of 1934, it could put the Company in default under the terms of the Company's $2,500,000 convertible debentures and could accelerate the repayment thereof. In addition, without considering the impact of a demand to repay the convertible debentures, the Company believes its existing cash will not be adequate to fund the expansion and distribution of its product offerings, and it anticipates it will need to raise additional funds to support operations.

      Should demand be made for repayment of the convertible debentures, the Company does not have the necessary capital to repay the $2,500,000 convertible debentures. Should demand not be made, the Company's existing cash may only last until second quarter 1999 based on the Company's current cash burn rate.

      Management is in discussions with a financial broker to raise additional capital to support its operations. No assurances can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained to meet its needs, or that such financing would not be dilutive to existing stockholders.

      If the Company does not obtain adequate financing by year end, the Company expects its accountants will include a going concern reference in their opinion on the December 31, 1998 financial statements.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      OVERVIEW (CONTINUED)

      During October 1996, the Company completed initial development of a product designed to provide for basic personal computer functions and Internet access via a wireless keyboard and a conventional television set (the "Set Top Box"). However, the Company did not believe that the promotion and marketing of the Set Top Box was within its focus and, accordingly, conveyed the technology in exchange for an initial 50% (35.8% as of December 31, 1997) ownership interest in Inter-Con/PC, Inc. ("Inter-Con"), a development stage Company. The Company had a technical support agreement with Inter-Con which provided for Inter-Con to pay technical support fees to the Company of up to $20,000 per month. Effective December 31, 1997, the technical support and development agreement between the Company and Inter-Con was terminated.

      By current agreement, Jasper (a former stockholder) is obligated to pay a royalty to the Company for sales of certain products and the Company has the exclusive right to manufacture products sold by Jasper, subject to a predetermined pricing structure. However, the Company has been engaged an ongoing efforts redefine the parties obligations and is not relying on these potential sources of revenue from Jasper or its interest in Inter-Con to significantly impact its results of operations.

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

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      OVERVIEW (CONTINUED)

      The Company has integrated Key Ware Technologies "voice verification technology" with its SACMan Developer Toolkit. This product offers a fingerprint identification and voice verification solution to security needs. This product is not yet available in the Company's SACcat product line. No assurances can be given that the Company will be able to successfully introduce the Key Ware Technology into its SACcat product or that significant revenues will ever develop from products into which the Company incorporates the Key Ware Technology.

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

      During September 1998, the Company's two outside directors resigned. In November of 1998, the Company's two outside director positions were filled.

      Also, during September 1998, the Company entered into a one year agreement with McCap, Inc. to help develop a strategic growth plan and to enhance shareholder value. As part of its compensation the Company granted the agency an option to purchase 375,000 shares of the Company's stock at $3.00 a share. The options are fully vested after three months. The Company will pay McCap, Inc. $10,000 a month for their services.

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

      RESULTS OF OPERATIONS

      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO SEPTEMBER 30, 1998:

      Revenues

      Total revenues decreased $89,515 during the three months ended September 30, 1998 to $63,170 as compared to $152,685 for the same period in 1997. Total revenue increased $12,927 during the nine months ended September 30, 1998 to $362,712 as compared to $349,785 for the same period in 1997.

      Revenues from product sales decreased $10,838 during the three months ended September 30, 1998 to $63,170 as compared to $74,008 for the same period in 1997. Revenue from product sales increased $226,444 during the nine months ended September 30, 1998 to $344,762 as compared to $118,318 for the same period in 1997; these revenues were primarily from sales to ATM, a related party and a distributor of the Company (see below), and, to a lesser extent, include sales of SACMan Developer Tool Kit Systems to entities developing or investigating the development of applications which may utilize the Company's products.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS (CONTINUED)

      Revenues - Continued

      Revenues from reimbursed research and development decreased $25,800 to $10,200 during the nine months ended September 30, 1998. These revenues related to collection of previously unrecognized research and development billings to Jasper, which are being recognized on the cash basis of accounting. No assurances can be given that any additional amounts will be collected in the future.

      Revenues from technical support and other services, which were primarily from Jasper and Inter-Con, decreased $78,677 to $0 for the three months ended September 30, 1998 and decreased $187,717 to $7,750 for the nine months ended September 30, 1998. As previously discussed, the technical support agreement with Inter-Con was mutually terminated effective December 31, 1997. No assurance can be given that any additional technical support or other revenues will be realized from Jasper in the future, nor is this a primary focus of the Company.

      Effective April 13, 1998, the Company signed a Distribution Agreement with Aultimate Technology Marketing (ATM). Terms of the agreement include the following: ATM was to purchase 1,000 SACcat units or SACMan Developer Tool Kits or a mixture thereof, of which 760 units had been purchased and paid for as of September 30, 1998; ATM was to receive preferential pricing on additional product purchases; ATM became a distributor of the Company's products; ATM issued the Company an option to acquire up to 400,000 shares of its common stock at $.25 per share, exercisable for seven years; and the Company granted ATM an option to purchase 100,000 shares of its common stock (see note 7 to the interim financial statements). Due to the interrelationships of the parties involved, revenues from this transaction will only be recognized by the Company when ATM resells or otherwise uses the product and can recognize revenue pursuant to generally accepted accounting principles. As of September 30, 1998, there was $27,222 of deferred revenue related to sales made to ATM. Sales made to ATM are covered under the Company's standard return policy.

      Costs and Other Expenses

      Cost of product sales exceeded revenues from product sales by $331,489 during the three months ended September 30, 1998, and $610,410 for the nine month period ended September 30, 1998 as compared to $22,972 for the nine-month period ended September 30, 1997. This principally was due to the $300,000 and $500,000 (cumulative) write down of inventory to its net realizable value during the three and nine months ended September 30, 1998, respectively. The remaining variances were primarily from salaries associated with the production of a limited amount of units.

      The principal supplier of the Company's optical components to date has been Industrial Research and Development, Inc. ("IR&D"), a company formerly owned by Rick Fiskum, an officer and director of the Company. Mr. Fiskum retained a directorship with IR&D through August 12, 1998 at which time he resigned. Mr. Fiskum retains a consulting relationship with IR&D and as a result of this and the previous buyout of his ownership interest in IR&D, will continue to receive ongoing payments from IR&D.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS (CONTINUED)

      Costs and Other Expenses - Continued

      As discussed above, in an effort to reduce its product costs, the Company is considering to exercise an option to purchase certain imaging technology to replace some of its current optics componentry. Additionally, the Company intends to explore offshore manufacturing opportunities and is trying to redefine its relationship with Jasper. No assurances may be given that the above objectives will be achieved or that it would result in a reduction of product costs that will lead to the Company becoming profitable.

      Selling, general and administrative expenses decreased $80,227 to $608,884 during the three months ended September 30, 1998 and increased $898,571 to $2,489,590 for the nine month period ended September 30, 1998, as compared to the three and nine month period ended September 30, 1997. Of the increase for the three and nine months ended September 30, 1998, $10,865 and $128,756 related to additional salaries and wages for sales and administrative personnel, $133,685 and $155,643 was related to professional fees, and $37,500 and $522,150 was principally due to non-cash charges related to the approximate value of a warrant granted to ATM as part of a sales distribution arrangement (see above), a warrant granted to TCI in order to terminate its right of first refusal of future public offerings (see note 6 to the interim financial statements) and a non-cash charge related to the approximate fair market value of a option granted to McCap, Inc. to help develop a strategic growth plan and to enhance shareholder value, $7,413 and $44,005 was due to completion of the installation of the Company's internal computer network, $30,391 and $48,511 related to promotional equipment given to potential customers for marketing purposes. The above were offset by a decrease of $250,000 and $334,456, respectively for costs associated with employee recruiting and moving, and a one time charge for the severance package for the COO who was terminated in October, 1997. Also, $172,000 reduction of expense was recorded in the three month period ended September 30, 1998. This was due to the Company lowering the estimated fair market value of one of the warrants it issued during the second quarter ended June 30, 1998. See footnote 7 for more information.

      Research and development expenses increased $209,671 to $329,666 during the three months ended September 30, 1998 and increased $979,623 to $1,324,285 for the nine months ended September 30, 1998 as compared to the three and nine months ended September 30, 1997. Of the increase for the three and nine months ended September 30, 1998, $130,000 and $490,750 was related to licensing and integration costs associated with technologies the Company plans to incorporate into its SACcat product, and $0 and $200,000 respectively was related to a non-cash charge for the estimated fair market value of an option granted to an entity with which the Company entered into a license agreement. The above costs were expensed because the realizability of cash flows from the licenses was no longer being projected. The remaining increase is attributable to increased development activity for the Company to commercialize and evolve certain of its products.

      Interest expense increased $216,800 to $216,800 during the three months ended September 30, 1998 and increased $212,903 to $216,800 for the nine months ended September 30, 1998 as compared to the three and nine months ended September 30, 1997, the increase is due to the recent issuance of the convertible debenture. The Company expects interest expense will increase in the future in connection with the convertible debentures financing.

      LIQUIDITY AND CAPITAL RESOURCES

      Since January 7, 1993 (date of inception), the Company's capital needs have been principally met as follows: (i) by a February 1997 initial public offering of 2,420,000 shares of common stock at $3.00 per share which resulted in net proceeds of $6,220,331, after deduction of offering expenses; (ii) a July 1996 $700,000 private placement of common stock;
      (iii) a May 1996 sale of $200,000 of convertible bridge notes (converted to common stock in 1996) and warrants to purchase 50,000 shares of common stock; and (iv) a $2,500,000 1998 private offering of convertible debentures (see note 6 to the interim financial statements for the terms of the debentures).

      Net cash used in operating activities during the nine months ended September 30, 1998 was $3,721,001 and was principally due to operating losses. Net cash used for investing activities during the same period was $27,785. Net cash provided by financing activities during the same period was $2,433,271 and was principally from cash received from the issuance of the convertible debenture.

      See "Overview" above regarding a discussion of the Company's capital needs.

      Working capital decreased $3,048,293 during the nine months ended September 30, 1998 to $411,906 as compared to $3,460,199 as of December 31, 1997. This decrease is principally due to cash used in operating activities. Additionally, during the nine months ended September 30, 1998, there was a $448,108 increase in inventories which was attributable to purchasing component parts for its products for future production.

      See notes 6 and 7 to the interim financial statements for information regarding stock option and warrant transactions.

      OTHER

      As of September 30, 1998, the Company was not in technical compliance with certain provisions of the NASDAQ Small Cap Market, listing maintenance requirements, namely minimum capitalization or net worth provisions, and maintenance of two independent directors. The Company has since recruited and named two independent directors. The Company has not been notified by NASDAQ of the minimum capitalization or net worth noncompliance. If they are given formal notice they will have 10 days to cure such event of noncompliance or loose their NASDAQ listing. The loss of such listing would have a material adverse effect on the Company since the $2,500,000 convertible debenture will be in default and payable; and the Company does not have cash on hand to repay this debenture. It would also likely negatively impact its ability to raise additional capital. Even if the Company cures any formal notification of noncompliance, given their past net losses, they would likely need to raise additional capital to maintain compliance with the net worth requirements in the future, which is not assured, nor is compliance with the minimum market capitalization provision. (see "Overview" for discussion of liquidity).

      NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," applicable to entities with other comprehensive income. This pronouncement is effective for the year beginning January 1, 1998. The Company had no items of other comprehensive income, as defined, for the three and nine months ended September 30, 1998 and 1997.

      In June 1997, the financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires that the Company report certain information about operating segments. This pronouncement is effective for the year beginning January 1, 1998. The Company currently operates in one reportable segment.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      On or about August 11, 1998 a lawsuit was filed in Hennepin County District Court against the Company. Plaintiffs Johnson and Norenberg have alleged that they were wrongfully terminated or constructively discharged from their employment with the Company. Their complaint seeks relief in an amount in excess of $50,000 for each of the respective plaintiffs. The company adamantly denies the validity of plaintiff's claims or the extent of plaintiff's damages. It is the Company's intention to proceed with further discovery and move towards a motion to dismiss plaintiff's claims.

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

            DIRECT OR INDIRECT PAYMENT OF DIRECTORS, OFFICERS
            GENERAL PARTNERS OF THE ISSUER OR THEIR                             DIRECT OR
            ASSOCIATES; TO PERSONS OWNING TEN PERCENT OR                        INDIRECT
            MORE OF ANY CLASS OF EQUITY SECURITIES OF THE                       PAYMENTS
            ISSUER, AND TO AFFILIATES OF THE ISSUER                             TO OTHERS
            ---------------------------------------------------                 ----------
                                                                 (A)            (B)
                                                                 -----------    ----------
            (01) Construction of Plant, Building and Facilities  $        --    $       --

            (02) Purchase and Installation of Machinery and
                 Equipment                                                --       187,553

            (03) Purchase of Real Estate                                  --            --

            (04) Acquisition of Other Business(s)                         --            --

            (05) Repayment of Indebtedness                           117,020       325,000

            (06) Working Capital                                          --            --

            Other purposes (specify)

                                                                     Officer
                                                                    Salaries

            (07) X Professional Fees                                      --       318,422

            (08) X Administrative Salaries and Expenses                   --     1,575,610

            (09) X Inventory and Components                               --     1,000,219

            (10) X Research and Development                          402,081       393,619

            (11) X Product Marketing                                      --       632,152

            (12) X Sales Promotion                                        --       260,519

            (13) X Acquired Technology                                    --       388,517

            (14) X Feasibility Test                                       --       154,750

            (15) X Contract Assembly                                      --        97,997

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

                (B) The Company's annual report on Form 10-KSB for the years ended December 31, 1996 and 1997 as filed on March 31, 1997 and 1998, and

                (C) The Company's quarterly report on Form 10-QSB for the
                    quarters ended June 30, 1997 through June 30, 1998.

                    (ii)  Exhibit 10 - Material Contracts

                          None.

                    (iii) Exhibit 27 - Financial Data Schedule


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

                                        SAC Technologies, Inc.
                                        (the "Registrant")


Date: November 16, 1998                 /s/ Barry Wendt
                                        --------------------------------------
                                        Barry Wendt, Chief Executive Officer


                                        /s/ Gary Wendt
                                        --------------------------------------
                                        Gary Wendt, Chief Financial Officer