Form 10QSB/A
period 1998-09-30
SAC TECHNOLOGIES INC
filed 1999-03-26
CIK 1019034

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

                        Commission file number 1-13463

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


      As discussed at Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" the Company is not currently in technical compliance with certain listing requirements of the NASDAQ Small Cap Market. The Company has responded to a NASDAQ letter related to this matter. In order to achieve compliance and maintain its listing on the SmallCap Market, the Company must increase its net tangible assets, either through the issuance of securities or otherwise, by approximately $5,000,000. On January 25, 1999 the Company received a notice of delisting from NASD. On February 1, 1999, the Company requested an oral hearing objecting to the proposed delisting and on February 25, 1999 the Company received notice that such hearing will be held on April 15, 1999. If the Company is not in compliance with the continued listing requirements applicable to the Nasdaq SmallCap Market by the date of the hearing, its shares will likely be delisted from the Nasdaq SmallCap Market. If the Company is delisted, in addition to the consequences and associated risks previously described in the Company's quarterly and annual reports filed under the Securities Exchange Act of 1934, it would put the Company in default under the terms of the Company's $2,500,000 convertible debentures and could accelerate the repayment thereof. In addition, without considering the impact of a demand to repay the convertible debentures, the Company believes its existing cash will not be adequate to fund the expansion and distribution of its product offerings, and it anticipates it will need to raise additional funds to support operations.

      Should demand be made for repayment of the convertible debentures, the Company does not have the necessary capital to repay the $2,500,000 convertible debentures. Should demand not be made, the Company's existing cash may only last until second quarter 1999 based on the Company's current cash burn rate. Based on current plans and excluding a demand for repayment of the convertible debentures, the Company estimates it needs approximately $3,000,000 to $5,000,000 to support operations through September 30, 1999.

      Management is in discussions with a financial broker to raise additional capital to support its operations which may involve the issuance of additional debt or equity securities. If a demand for repayment of the convertible debentures is made without sufficient cash on hand to support operations, management intends to discuss alternatives for repayment with the convertible debenture holders. No assurances can be given the above or that any other form of additional financing will be available on terms acceptable to the Company, that adequate financing will ultimately be obtained to meet its needs, or that such financing would not be dilutive to existing stockholders. Also, no assurances can be given that the convertible debenture holders would agree to any alternatives for repayment, if the Company is required to discuss alternatives for repayment.


      If adequate financing is not obtained within the near term, the Company expects its accountants will include a going concern reference in their opinion on the December 31, 1998 financial statements.

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


      The estimated fair market value of the debenture conversion feature was calculated by applying the maximum 22% discount rate over the maximum discount period of 240 days. A 7% discount rate was then applied to calculate the net present value of the conversion feature of $525,000. The estimated fair market value of the above warrants were calculated by using three different valuation models (the Black-Scholes and Shelton models, and a comparative market approach), each of which assumes the warrants are freely traded in the marketplace. Since the warrants issued are not freely tradable in the marketplace, a 33% discount was applied to the freely traded value. See note 7 for discussion of revised estimates (for the second quarter June 30, 1998) regarding the valuation of the above and other warrants during the third quarter ended September 30, 1998.

      In connection with the convertible debentures, the Company granted a warrant to purchase 100,000 shares of common stock to Shaar Fund, Ltd. The $200,000 estimated fair market value of the warrant has been reflected as a discount to the 5% convertible debentures issued and will be amortized as additional interest expense over the term of the debentures. In connection with this transaction, a warrant to purchase 200,000 shares of common stock was also issued to Tuschner & Company, Inc. (TCI), underwriter for the Company's initial public offering, as part of an agreement in which TCI agreed to waive all future rights of first refusal to sell the Company's securities; the right to 66,000 of such shares vests immediately and the right to 134,000 of such shares vests upon the occurrence of certain events discussed at note 9. The $132,000 estimated fair market value of the portion of the warrant which vested immediately has been reflected as a component of selling, general and administrative expenses for the nine months ended September 30, 1998, as this portion of the warrant relates to TCI's agreement to relinquish its right of first refusal to sell the Company's securities. The $268,000 estimated fair market value of the remaining portion of the warrant which did not vest immediately may be offset against proceeds from a future public offering, if one occurs (see notes 7 and 9). For accounting purposes, the Company has not reflected this amount as a deferred finance cost with a corresponding increase to stockholders equity as it believes it is more appropriate to offset such amounts against proceeds of a public offering, since such an offering is not assured.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
         December 31, 1997, and September 30, 1997 and 1998 (unaudited)

6.    Convertible Debentures - Continued


      The convertible debentures agreement contains certain dilution and conversion price adjustment provisions if certain events occur, as defined. In addition, the Company is required to meet certain covenants, including the maintenance of its listing in the NASDAQ Small Cap Market; in the event of repayment, the Company is subject to certain redemption premium costs of up to 24% of the principle amount repaid; and the Company is subject to penalties for late registration of the convertible debentures of 2% of the principle balance per month commencing in December. As discussed at Note 2, the Company was not in technical compliance with the NASDAQ Small Cap Market listing requirements as of September 30, 1998, and if demand is made, the convertible debentures could become due and payable. Accordingly, the convertible debentures have been classified as a current liability in the accompanying financial statements because it could become immediately due and payable in full, if the Company is delisted.


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


      After the filing of the Company's Second Quarter Form 10-QSB, the Company retained additional outside valuation assistance to review previous estimates of certain warrants values. Based upon this assistance (see note 6 for discussion of assumptions and methods used), the Company lowered its previous estimate of fair market value of certain warrant issuance's, principally because lack of marketability was not considered in the earlier estimate, as follows:


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


      As discussed at Liquidity and Capital Resources - Other, the Company is not currently in technical compliance with certain listing requirements of the NASDAQ Small Cap Market. In order to achieve compliance and maintain its listing on the SmallCap Market, the Company must increase its net tangible assets, either through the issuance of securities or otherwise, by approximately $5,000,000. On January 25, 1999 the Company received a notice of delisting from NASD. On February 1, 1999, the Company requested an oral hearing objecting to the proposed delisting and on February 25, 1999 the Company received notice that such hearing will be held on April 15, 1999. If the Company is not in compliance with the continued listing requirements applicable to the Nasdaq SmallCap Market by the date of the hearing, its shares will likely be delisted from the Nasdaq SmallCap Market. If the Company is delisted in addition to the consequences and associated risks previously described in the Company's quarterly and annual reports filed under the Securities Exchange Act of 1934, it could put the Company in default under the terms of the Company's $2,500,000 convertible debentures and could accelerate the repayment thereof. In addition, without considering the impact of a demand to repay the convertible debentures, the Company believes its existing cash will not be adequate to fund the expansion and distribution of its product offerings, and it anticipates it will need to raise additional funds to support operations.

      Should demand be made for repayment of the convertible debentures, the Company does not have the necessary capital to repay the $2,500,000 convertible debentures. Should demand not be made, the Company's existing cash may only last until second quarter 1999 based on the Company's current cash burn rate. Based on current plans and excluding a demand for repayment of the convertible debentures, the Company estimates it needs approximately $3,000,000 to $5,000,000 to support operations through September 30, 1999.

      Management is in discussions with a financial broker to raise additional capital to support its operations which may involve the issuance of additional debt or equity securities. If a demand for repayment of the convertible debentures is made with out sufficient cash on hand to support operations, management intends to discuss alternatives for repayment with the convertible debenture holders. No assurances can be given that the above or any other form of additional financing will be available on terms acceptable to the Company, that adequate financing will ultimately be obtained to meet its needs, or that such financing would not be dilutive to existing stockholders. Also, no assurances can be given that the convertible debenture holders would agree to any alternatives for repayment, if the Company is required to discuss alternatives for repayment.

      If the Company does not obtain adequate financing with in the near term, the Company expects its accountants will include a going concern reference in their opinion on the December 31, 1998 financial statements.

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

      Costs and Other Expenses


      Cost of product sales exceeded revenues from product sales by $331,489 during the three months ended September 30, 1998, and $610,410 for the nine month period ended September 30, 1998 as compared to $22,972 for the nine-month period ended September 30, 1997. This principally was due to the $300,000 and $500,000 (cumulative) write down of inventory to its net realizable value during the three and nine months ended September 30, 1998, respectively. The write downs resulted from a process, over time, of the Company evaluating current sales of the Company's products and competitive pricing. The remaining variances were primarily from costs associated with the production of a limited amount of units.


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

      OTHER


      As of September 30, 1998, the Company was not in technical compliance with certain provisions of the NASDAQ Small Cap Market, listing maintenance requirements, namely minimum capitalization or net worth provisions, and maintenance of two independent directors. The Company has since recruited and named two independent directors. In order to achieve compliance and maintain its listing on the SmallCap Market, the Company must increase its net tangible assets, either through the issuance of securities or otherwise, by approximately $5,000,000. On January 25, 1999 the Company received a notice of delisting from NASD. On February 1, 1999, the Company requested an oral hearing objecting to the proposed delisting and on February 25, 1999 the Company received notice that such hearing will be held on April 15, 1999. If the Company is not in compliance with the continued listing requirements applicable to the Nasdaq SmallCap Market by the date of the hearing, its shares will likely be delisted from the Nasdaq SmallCap Market. There can be no assurance, however, that meeting applicable maintenance standards will insure the Company's continued listing on the Nasdaq SmallCap Market (see "Overview" for discussion of liquidity).

     In the event of a delisting of the Company's Common Stock, the Company would be in default under the outstanding convertible debenture resulting in the acceleration of the Company's obligation to repay the principal and all accrued interest due thereunder and an increase of the applicable interest rate from 5% to 9%. In addition, the public trading market for the Common Stock would be adversely affected and the Common Stock will likely be quoted on the Nasdaq OTC Bulletin Board which provides for limited liquidity. In addition, in event the Company's Common Stock trades below $5.00, it will be subject to SEC Rules and Regulations which impose limitiations upon the manner in which certain low priced securities (referred to as a "penny stock") are publicly traded. Under these regulations a penny stock is defined as any equity security having a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on the Nasdaq National Market or SmallCap Market and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000 if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Also, under these regulations, certain broker/dealers who recommend such securities to persons other than established customers and certain accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.


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


      YEAR 2000

      The Company is currently working to minimize the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year, which could result in miscalculation or system failures. All of the Company's products are believed to be Year 2000 compliant. Any software used by the Company for internal operations that is not Year 2000 compliant is expected to be exchanged for Year 2000 compliant software prior to the occurrence of any internal problems. Based on preliminary information, costs of addressing potential problems are currently not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers, strategic partners or vendors are unable to resolve any processing issues in a timely manner, it could result in material financial risk to the Company. Accordingly, the Company plans to devote the necessary resources to resolve all potential significant year 2000 issues in a timely manner. Specifically, the Company has also contacted its customers, strategic partners and suppliers to identify any Year 2000 problems which might impact the Company. The Company has only received a response from three of its strategic partners, all of which stated that they believed that their products are Year 2000 compliant.

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