Form 10KSB40
period 1998-12-31
SAC TECHNOLOGIES INC
filed 1999-03-31
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


                [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   for the Fiscal Year Ended December 31, 1998

                         Commission File Number 1-13463


                             SAC TECHNOLOGIES, INC.
                             ----------------------
                 (Name of small business issuer in its charter)

           MINNESOTA                                    41-1741861
           ---------                                    ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

            4444 WEST 76TH STREET, SUITE 600, EDINA, MINNESOTA 55435
            --------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

         Issuer's telephone number, including area code: (612)-835-7080

          Securities registered pursuant to Section 12(b) of the Act:


      Title of Each Class                  Name of Exchange on which Registered
      -------------------                  ------------------------------------
         Common Stock,                             Boston Stock Exchange
   $0.01 par value per share

          Securities registered under Section 12(g) of the Exchange Act
                                      None

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

         State issuer's revenues for its most recent fiscal year:  $384,580

         State the aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant based on the closing sale price as reported by NASDAQ on March 16, 1999: $9,618,679.

         As of March 16 1999, 7,536,867 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


         The Information required by Part III of this Form 10-KSB shall be incorporated by reference to the Registrant's Definitive Proxy Statement for the Company's 1999 Annual Meeting of Shareholders which shall be filed with the Securities and Exchange Commission by no later than April 30,1999.

         Transitional Small Business Disclosure Formats (check one):
                                                                  Yes___   No_X_

-------------------------
* Shares of Common Stock held beneficially by directors, executive officers and persons known to own beneficially in excess of 5 percent of the Common Stock have been excluded in calculating this value.

                                     PART I

                    PRIVATE SECURITIES LITIGATION REFORM ACT

         The information contained in this Annual Report on Form 10-KSB and in other public statements by the Company and Company officers include or may contain certain forward-looking statements. When used in this Report or in such statements, the words "estimate," "project," "intends," "expects," "believes" and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those included within the forward-looking statements. Such factors are described in detail below under the caption "RISK FACTORS." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         SAC Technologies, Inc., a Minnesota corporation (the "Company"), was incorporated in 1993 for the purpose of developing an automated fingerprint identification system in accordance with the terms of a development agreement ("Development Agreement") with Jasper Consulting, Inc. ("Jasper"). The Development Agreement provided for Jasper to fund the Company's development of certain fingerprint identification ("FIDS Technology") in consideration of the Company assigning to Jasper any right to patent the FIDS Technology. During the fall of 1993, the Company completed the initial development of the FIDS Technology and Jasper filed patent applications with the United States Patent and Trademark Office covering the technology. Thereafter, the Company purchased certain optic technology (the "Optic Technology") from Richard T. Fiskum, a director, executive officer and principal stockholder of the Company.

         Thereafter, the Company entered into a world-wide license agreement with Jasper for use of the FIDS Technology and Optic Technology in all access control markets, with Jasper obtaining the right to use the FIDS Technology and Optic Technology in all other markets including, specifically, the financial services, law enforcement and government markets. The license agreement provides for each company to pay royalties to the other for products sold in their respective markets and a percentage of licensing fees associated with licensing of the technology in their respective markets.

         Since the initial development of the FIDS Technology, the Company has continued to develop and aquire improved technology and currently employs its own proprietary fingerprint identification technology in its product offerings. Since the Company is no longer dependent upon the FIDS Technology, it is currently evaluating whether it has the right to market and sell its finger print identification products and license its technology in any market without obligation to pay royalties to Jasper. During the past year the Company has also been in discussions with Jasper regarding the scope of the licensing agreement and their continuing relationship, if any. As of the date hereof, no definitive conclusions or agreements have been made and therefore, no assurance can be given that additional markets will open up to the Company or that future royalty payments would not be due to Jasper.

GENERAL DESCRIPTION OF BUSINESS OF ISSUER

         The Company develops and markets fingerprint identification technology for use in general commercial markets. These products utilize biometric technology- the science of analyzing specific human characteristics which are unique to each individual in order to identify a specific person from a broader population. Examples of the unique biological characteristics that can be used to identify an individual include fingerprints, iris patterns of the eye, hand geometry and voice and facial structure. Fingerprint analysis is an accurate and reliable method to distinguish one individual from another and is viewed as less intrusive than other biometric identification methods. As a result, fingerprint analysis has gained the most widespread use for biometric identification. Biometric technology represents a novel approach to identity verification which has only been used in limited applications and has not gained widespread acceptance in any commercial or consumer markets.

         The Company's technology scans a person's fingerprint and identifies a person within three seconds without the use of a pass, key card, personal identification (PIN) number, or other identifying data. The Company's goal is to develop automated fingerprint identification products which are portable, easily integrated with existing applications and affordable for mass commercialization for use by OEMs, distributors and to a lesser degree, system integrators in the computer network, general access control and other markets.

         CURRENT AND POTENTIAL MARKETS

         The Company believes that its fingerprint identification technology will have a broad range of possible applications relating to technology security. The potential applications for secure access control include the following:

         (i) General access control - Every doorway presently utilizing any form of controlled access represents a possible sale opportunity for the Company. Secure access control was estimated by S.P. Freeman & Company to be a $2.2 billion market in the United States during 1998.

         (ii) Information resource and network access control - Every existing computer network and stand-alone computer system represents an opportunity for use of the Company's technology.

         Products utilizing the Company's fingerprint identification technology are currently being utilized in access control doorways to replace PIN numbers, access cards and keys, in time clocks to replace time cards and in computer peripherals designed to control access to a network or a specific application. The Company believes that biometric technology can be utilized in a multitude of additional applications including, but not limited to, replacement of keys for entry into personal residences, offices or hotel rooms, restricting access to undesirable internet sites, providing confidentiality for e-mails and other information transmitted over the internet, replacing PINs at automated teller machines and restricting use of dangerous products such as gas stoves, ovens, heavy equipment or automobiles to certain qualified persons. To date, the Company has engaged in limited marketing of its products and technologies and generated minimal sales principally to the general access control and computer network security markets.

         TECHNOLOGY

         The Company's underlying technology consists of (i) the Optic Technology, which captures the image of a fingerprint; (ii) hardware and software which translates and standardizes the image of the fingerprint for computer analysis ("Biometric Solution"); (iii) Vector Segment Technology which creates a mathematical representation (Bio-Key(TM)) based on the particular characteristic of the fingerprint; and (iv) SAC_App, an application generator and database management development package which facilitates integration of the Company's products for vertical market applications. Utilizing these technologies, the Company has continued the development of its identification products which are designed to assure that only individuals comprising an approved fingerprint in an online or embedded database are allowed access to a computer network, application or restricted area.

         Optic Technology. The Company's Optics Technology uses a camera and red light to take a visual image of an approximately one-half inch by one-half inch area of a fingerprint. The image is produced at an effective resolution of approximately 1,000 dots per inch (DPI). The products then make several passes on the image to optimize and clarify it. Subsequently the technology identifies distinguishing characteristics of a fingerprint. These distinguishing characteristics are mapped by the Company's technology in order to verify whether the characteristics match those of a previously mapped fingerprint.

         VLTA Vertor Segment Technology. The Company's Vector Segment Technology processes features of a live fingerprint. These features are reduced to a computer model code (Bio-Key(TM)) unique to the individual. When a person seeking access to a computer network or restricted area places his or her finger on the reader, a new Bio-Key(TM) is generated which is compared to an on-line database to determine whether it matches any Bio-Key(TM) on file. If there is a match, the person is identified and given access to the computer network or restricted area. This is accomplished without the use of a key, password, card or token. The actual finger print is not typically stored in the database.

         The Company has replaced FIDS with Vector Segment Technology. Management believes that the Vector Segment Technology is superior to both the FIDS Technology previously utilized by the Company and similar technologies utilized by its competitors.

         Identification Verses Verification Technology. Unlike many of the biometric products currently available, the Company's technology identifies the fingerprint of an unknown person by searching a database to determine whether the current scanned Bio-Key(TM) matches any previously stored mathematical representation (Bio-Key(TM)). By contrast, most of the Company's fingerprint competitors simply verify that the fingerprint image of a known person matches a previously stored copy of that person's fingerprint. By their very nature, such verification systems typically require an additional item of data such as a PIN number or access card to initially identify the user. Verification systems don't eliminate the need for cumbersome access cards, keys or PIN numbers and the administrative costs associated with the distribution and replacement of such cards. By contrast, the Company's identification technology does not require identifying data other than a person's fingerprint and eliminates the need for such additional identifying data. Based on the foregoing, the Company believes that its identification technology provides it with a meaningful competitive advantage in the marketplace. On April 27, 1998, the Company's SACcat(TM) product earned the International Computer Association's first biometric identification certification.

         Layered Technologies. As more fully described below in the section captioned "BUSINESS STRATEGY STRATEGIC ALLIANCE," the Company has entered into various agreements intended to allow the Company to incorporate additional forms of biometric technology, namely voice and facial recognition, into the Company's products and technologies.

         PRODUCTS AND MARKETS

         The Company's current plan is to develop and market products which address industry-specific security applications focusing on two principal markets; computer network security and general access control. The Company has developed some product assembly capability and is exploring outside-contract manufacturing and assembly of its products, as needed. See "BUSINESS OF THE COMPANY- SOURCES OF RAW MATERIALS AND SUPPLIERS." Although the Company has completed the development of a product line, it has only generated minimal sales of its products and biometric technology has not gained any meaningful commercial acceptance.

         SACMan(TM). The Company's SACMan(TM) is a developer toolkit (DTK) for a biometrics database application generator. The DTK has been developed for Original Equipment Manufacturers ("OEMs") and system integrators and includes all required hardware and software components to develop custom or standard applications of biometric technology into new or existing products.

         SACcat(TM). The Company's SACcat(TM) product is a biometrics
         ---------
information access control solution that provides for workstation log-on, screen saver, and security at one single location or across several networked workstations. SACcat(TM) creates a computer model code (Bio-Key(TM)) of a fingerprint to identify a live scan of a fingerprint without the use of a key, password card or token. The SACcat(TM) product is intended for the information security marketplace and currently supports a Windows 95/98, Windows NT and Novel operating environments, in addition to supporting a Sun System Unix based search engine for remote database matching.

         SACRemote(TM). The Company's SAC_Remote(TM) product is a personal
         ------------
computer ("PC") programmable fingerprint identification product in a stand-alone package with a local compact with central processing unit and is intended to provide OEMs and systems integrators a biometric identification access control solution. SAC_Remote(TM) can be integrated into a wide range of other OEM product applications such as: point of sale, visitor control, facility access, and ATM/credit card transactions. The Company is working on a new version of the SAC_Remote(TM) to provide for more utility, at a lower cost and smaller size. See "BUSINESS STRATEGY - TECHNOLOGICAL AND PRODUCT DEVELOPMENT."

         BUSINESS STRATEGY

         The Company's current business plan consists of a threefold strategy of
(i) continuous technology development; (ii) maintaining and developing its strategic alliances with existing and new biometric and technology companies to offer products with a wider range of function; and (iii) entering into licensing arrangements with OEMs, distributors and system integrators.

         Technological and Product Development. Management believes that the
         -------------------------------------
Company's identification technology is the most advanced and discriminating fingerprint technology widely available on the market today. Through its own research and development and strategic alliances, the Company intends to continue to refine and improve its product offering. During 1999, the Company will be focused on enhancing the technology included in two of its biometric identification products: SACcat(TM), the Company's computer peripheral for work station and network security and convenience, and SAC_Remote(TM), the Company's stand alone unit for access control applications.

         The Company intends to focus on the next generation SACcat(TM) fingerprint scanner incorporating the Company's core technology with an improved optical system designed for better scanning capability for poor quality fingerprints. An added interface component is intended to allow for the use of layered biometrics consisting of voice and facial recognition. Cosmetic improvements are intended to include improved finger placement features, futuristic design and reduced size. Based on its research, management believes that the next generation SACcat(TM) will represent an improvement over the existing product. The Company is in the process of producing a prototype to determine whether it can be successfully mass-produced on a cost-effective basis. Accordingly, there can be no assurance that such new product can be produced at an acceptable price on a large scale. Once ready for mass-production the Company will need a three to four month lead time before the new version will be available for delivery to customers. There can be no assurance as to when, if ever, this will occur.

         The Company also intends to complete the development of an upgraded version of SAC_Remote(TM) which will be a stand alone embedded controller designed to support layered biometrics consisting of fingerprint, voice and facial recognition that would fit into a double duplex box for OEM integration, distributors and system integrators. Although originally developed for the access control market, SAC_Remote(TM) can also be embedded into new or existing systems for applications such as time and attendance, door entry, kiosk/vending or point-of-sale.

         The Company has recently completed the development of SACSecure(TM) (Level 1 and 2), a software application which selectively encrypts files and programs. The biometric version (Level 3) of SACSecure(TM) is intended to be bundled with other software applications including desktop security and screen saver lockout as a biometric suite and add-on software package. Through various strategic alliances, the Company expects that additional software applications such as layered biometrics consisting of voice and facial recognition and video teleconferencing will be available to be used with the Company's products during 1999, however there can be no assurance that such technology will be successfully integrated with the Company's existing technology, developed timely, or be accepted in the marketplace. See "Strategic Alliances" below.

         The Company intends to enter into a definitive agreement with ImEdge Technologies, Inc., a White Plains, New York based technology company ("ImEdge"). Pursuant to a letter of intent, the Company has provided funding to ImEdge to develop its proprietary holographic technology. If the Company executes a definitive agreement with ImEdge the nature of the optic component of the Company's technology may change as the Company would attempt to integrate holographic technology into its technology and products. The Company believes that the holographic technology will allow for cost and size reductions to the existing products. No assurance can be given that the Company will execute such an agreement with ImEdge or that the Company will be able to successfully integrate ImEdge's holographic technology into the Company's technology and products.

         Strategic Alliances. Commencing during the fourth quarter of 1997, the Company has entered into various agreements which have been designed to allow the Company to incorporate voice and facial recognition, encryption, desktop configuration, security and video conferencing capabilities for utilization with its products. These technologies are designed to provide for a full range of applications. The actual timing of the integration of these technologies will be subject to a variety of factors including without limitation, technology and development issues as well as planning and implementing an effective marketing approach. Certain of these technologies are already integrated. No assurance can be given that the remaining technologies will be incorporated in a manner acceptable to potential customers, that any will be timely implemented or that the end products cost will be acceptable to any potential customers.

         The Company and Keyware Technologies, Inc. ("Keyware") have entered into a strategic alliance to integrate Keyware's Voice Guardian verification technology into SACMan(TM) products. Keyware's Layered Biometric Verification (LBV(TM) is designed to enable users to mix and match those biometric technologies that work best for their application and meet their unique security requirements. The integrated VoiceGuardian(TM) technology is anticipated to be available on the Company's products in mid to late 1999.

         The Company and Miros, Inc., ("Miros"), located in Wellesly, MA, developer of face recognition software for security and time and attendance, have signed a non-exclusive agreement regarding the integration of Miros' TrueFace software into the Company's fingerprint identification products. Miros' TrueFace software is based on neural network technology and is designed to overcome the variability of peoples' faces in determining whether a face is the same as the image that was previously stored on a database. TrueFace PC is stated to be compatible with PC client/server standards and also to be used alone or in conjunction with other computer security methods. The TrueFace PC client runs on Microsoft Windows 95 and NT. The server software runs on Windows NT, Netware 4.x, and Unix.

         The Company and Pinnacle Technology, Inc. ("Pinnacle") have entered into an exclusive agreement to integrate Pinnacle's "Trusted Desktop Commander" security software with the Company's own biometric technology to provide convenient point and click configuration and control of Windows 95,98 Windows NT and Novell network environments tied to a user's actual identity. The combined technologies are designed to allow management information system managers and system administrators to biometrically identify and control who can logon to a workstation or network. The system is also intended to give administrators the ability to centrally configure the desktop of every user on the network for subsequent profile download to the workstation during logon, restrict access to applications and data, restrict access to workstation or network resources including printers and disk drives, audit and monitor all user activities and allow for user mobility via desktop profile download. Users can also be restricted from altering their desktops, which may reduce maintenance costs and training and improve productivity. The Company has successfully integrated Pinnacle's technology for its Windows 95,98 products.

         The Company and Certicom Corp. ("Certicom") of Toronto, Canada and San Mateo, California have entered into a licensing agreement. Certicom is a provider of cryptographic technologies for computing and communications companies. Vendors of electronic commerce and digital communications products are integrating and deploying Certicom's core technology, the Certicom Elliptic Curve Engine (CE)2, across a wide range of operating environments and devices to build security into software, smart card and wireless applications. Based on Elliptic Curve Cryptography, (CE)2 provides higher levels of security at smaller key sizes than any other established public-key cryptographic system.

         The Company has entered into an exclusive agreement with Baraka IntraCom, Inc. ("Baraka") of Torrance, California and London, U.K. Under the agreement, the Company is expected to integrate Baraka IntraComs's video conferencing and video e-mail technology with its own biometrics technology and cryptographic software licensed from Certicom Corp. to provide users the ability to biometrically identify, control, encrypt and secure live video node to node communications over unsecured channels utilizing an individual's unique Bio-Key(TM). Baraka's VidCall 32, a software-only video conferencing system for Windows 95, 98 enables live video conferencing worldwide with dial-up connections over ordinary phone lines. CineMail, an audio/video e-mail package, allows anyone with a PC, video camera and standard modem to capture and send full-motion video over normal telephone lines, the Internet or any of the world's standard e-mail services. Although this integration was anticipated to be complete by late 1998, it together with the Company's new layered biometric compatible reader (next generation SACcat), is still in development.

         Licensing Agreements. During the fourth quarter of 1998, the Company commenced a licensing program pursuant to which it has entered into licensing agreements with various OEMs pursuant to which the Company's technologies are incorporated into the offerings of these OEMs. As of the date of this Report, the Company has entered into three such agreements. There can be no assurance that the Company will have the marketing or financial resources to enter into any additional licensing agreements or that any such agreements will generate any meaningful revenue or earnings for the Company.

         During February 1999, the Company signed a one year, renewable non-exclusive OEM Licensing agreement with Sense Technologies, Inc. primarily for time clock applications. The agreement provides for a one-time licensing fee of $100,000 with a minimum annual pre-purchase (non-refundable) royalty of $50,000 payable through November 1999. The Company is obligated to deliver physical product specification under the agreement.

         During March 1999, the Company signed a one year, renewable non-exclusive OEM licensing agreement with OPUS Biometric Technologies, Inc. to allow them the ability to represent, distribute, reproduce and upgrade certain biometric technologies engineered and owned by SAC Technologies, Inc. in the Canadian Market. The Agreement calls for a one time licensing fee of $100,000 with a minimum pre-purchase (non-refundable) product inventory of $45,000. In order to maintain the license, OPUS will be required to purchase a minimum of $250,000 annually from the Company in product, licensing fees, maintenance agreements and other services provided by the Company.

         During March 1999, the Company signed a two year, renewable non-exclusive distribution agreement with Biometrics 2000.com to conduct a 60 day pilot test of the Company's SAC-Remote(TM) OEM Fingerprint Identification System for embedded facility access control applications. Upon acceptance of the Company's technology, which requires a successful pilot study, Biometrics 2000.com is to pay a one time licensing fee of $100,000 with a minimum annual pre-purchase royalty (non-refundable) of $50,000 per year, or $100,000 over the two years. The terms call for $50,000 upon completion of the pilot study with six quarterly payments of $25,000. The two year, renewable, technology manufacturing licensing agreement allows Biometrics 2000.com the ability to reproduce, distribute, export sublicense and upgrade certain biometric technologies engineered and owned by the Company for use in Biometrics 2000.com manufactured and purchased equipment, primarily for the facility access control market.

         The Company does not expect to derive any significant short-term or long-term revenue from the markets serviced by Jasper.

         MARKETING AND DISTRIBUTION METHODS OF THE PRODUCTS AND TECHNOLOGIES

         The Company's marketing and distribution efforts consist of (i) general promotion of biometric technology and the Company's products; and (ii) direct selling efforts to, among others,

OEMs and master distributors. As described in this Report, the Company has only generated limited sales and the market for its products and technologies is evolving.

         With respect to promotion, the Company has developed and is continually updating marketing literature describing biometric technology and the Company's products and technologies. In addition, the Company attends and actively participates in various product conferences and conventions in the technology and security industries and advertises in trade publications and catalogues. The purpose of these activities are to generate market awareness of biometric technology generally and the Company's offerings specifically.

         With respect to direct selling efforts, current marketing plans consist of direct sales efforts to OEMs. In this regard, the Company seeks to enter into licensing arrangements with OEMs to incorporate the Company's technologies into their products as well as making direct sales of its SAC_Remote(TM) product. The Company is primarily dependent upon such licensees to develop end user applications for its technologies. The Company also targets system integrators to incorporate the Company's proprietary technologies and products into a computer network. With respect to distributors, the Company has distributed its products through distributors and master distributors. The Company is currently focusing on master distributors which typically provide technical support and service to their customers. Given the size of the Company and its limited resources, the Company is unable to provide such services to end users and seeks to conserve such resources for the continued development of its products and technologies.

         The Company's marketing efforts are conducted primarily out of its Las Vegas office by its Marketing and Sales Manager and three sales people/assistants. In order to compete effectively the Company needs to enhance its sales and marketing efforts. This will require the hiring of additional qualified individuals and technical support staff. There can be no assurance that the Company will have the financial resources to attract or retain such personnel.

         COMPETITION

         The markets for the Company's products and technologies are developing and are characterized by intense competition and rapid technological change. No assurance can be given that the Company's competitors will not develop new or enhanced technologies that will offer superior price, performance or function features or render the Company's products or technologies obsolete. As of the date of this Report, the Company has yet to manufacture, market, or sell any of its products on a wide-scale commercial basis.

         In addition to existing commonplace methods of restricting access to facilities such as pass cards, PIN numbers, passwords, locks and keys, there are numerous companies involved in the development, manufacture and marketing of fingerprint biometric products to government, law enforcement, prison and consumer markets. These companies include Digital Biometrics, Inc., PRINTRAK International, Indenticator, INDENTIX, Mytec Technologies, Inc., The National Registry, Sandia Labs, Biometrics Identification, Inc., Ultrascan, Inc., I/O Software, Hi-Key Technologies, and WhoVision?. In addition, the integration of the Company's products with those of its strategic partners previously described will most likely subject the integrated products to competition from a variety of other industries and competitors. Many of these competitors have substantially greater financial resources and experience in marketing biometric products.

         Most current automated fingerprint identification product sales have been for government and law enforcement applications and are priced higher than the Company's Product. This may be attributable, in part, to the fact that several of the Company's competitors are integrating other manufacturers' hardware and/or software and, as a result, may be forced to bear higher component costs and technology licensing fees' as well as greater selling expenses. Although most of the companies specifically targeting consumer application markets have successfully developed their products, biometric products and technologies have not been widely accepted in the commercial markets.

         With current non-biometric technologies the user must typically possess a key, card, or bit of information such as a PIN number or password. These systems are easily defeated by obtaining possession of the key, card, or password, or by counterfeiting the key or card. The Company's biometric technology and products are intended to replace such systems and substantially reduce the related security breaches. Although biometric based "verification" systems can identify a person and prevent unauthorized persons from entering into a restricted area, such systems do not eliminate the need for PIN numbers, cards, keys or tokens. By contrast, the Company's identification technology does not require the use of any such additional identifier other than the person's fingerprint and "identifies" rather than "verifies" the subject. The Company believes that such end-user convenience creates a meaningful competitive advantage for the Company. There can be no assurance, however, that the Company's competitors will not develop similar or superior "identification" technology which could have a material adverse effect on the Company's financial condition and results of operation. The Company's products will also be competing for market share with other biometric technologies including hand geometry, iris scanning, retinal scanning, and signature verification, as well as existing lock/security/card technology. This is especially true if and when the Company is able to successfully integrate its technology with those of its strategic partners.

         SOURCES OF RAW MATERIALS AND PRINCIPAL SUPPLIERS

         Assembly of the Company's products utilizes components, equipment and processes generally available from outside electronics firms. To date, the Company has purchased all electronic parts, optics parts, circuit boards, and cases from outside vendors and has performed the final assembly, calibration, testing and serialization of its product. Two outside vendors located in Minnesota have also assembled products. In addition, the Company has identified several manufacturers which it believes have the ability to perform assembly of its products, as appropriate, to meet production and assembly requirements beyond this pre-production stage. The Company is currently exploring opportunities to have its products manufactured overseas in order to reduce costs. Although management of the Company has commenced discussions with certain manufacturers who have expressed an interest in manufacturing the Company's products, no firm offers have been received and there can be no assurance that the Company will be able to obtain such a manufacturing contract on terms acceptable to the Company if at all.

         PRESENCE OF MAJOR CUSTOMER

         During fiscal year ended December 31, 1998, $244,979, or 64% of the Company's total revenue, was derived from sales to Aultimate Technology Marketing, Inc. (ATM). Although the Company and ATM are parties to a three-year distributorship agreement which provides for ATM to purchase $282,000 of SACcat(TM) Units per year, the Company does not believe that its success as an operating company is dependent on ATM or any of the Company's other current customers.

         INTELLECTUAL PROPERTY RIGHTS

         The Company's technology consists of knowledge and information relating to computer hardware and software which is used to create an automated process of imaging a fingerprint, formatting the fingerprint for computer analysis, and identifying and verifying the print relative to an existing database of fingerprint information. The Optic Technology and the Company's Biometric Solution are owned by the Company, subject to an exclusive worldwide license which has been granted to Jasper to use and sell products in all markets other than access control. The Vector Segment Technology is owned by the Company. The FIDS Technology is owned by Jasper subject to an exclusive worldwide license in favor of the Company to use and sell products in all access control markets. The Company is currently evaluating its rights with respect to Jasper and is in discussion with Jasper regarding the scope of their relationship.

         Either Jasper or the Company may transfer or license its rights to FIDS Technology, with the consent of the other party. Any consideration received with respect to a transfer of FIDS Technology within Jasper's field of use is divided as follows: (i) 10% to Jasper for purposes of funding any legal fees and costs incurred with respect to the transfer or claims; (ii) 10% to the Company for purposes of funding ongoing research and development expenses with respect to the FIDS Technology, Optic Technology, or Biometric Solution; (iii) 48% to Jasper without restrictions; and (iv) 32% to the Company without restriction. Any consideration received with respect to a transfer or license of FIDS Technology within the Company's field of use, will be divided as follows: (i) 10% to Jasper for purposes of funding any legal fees and costs incurred with respect to the transfer or claims; (ii) 10% to the Company for purposes of funding ongoing research and development expenses with respect to the FIDS Technology, Optic Technology, or Biometric Solution; (iii) 48% to the Company without restrictions; and (iv) 32% to Jasper without restriction.

         While the Company has filed a patent application relating to both the Optic Technology and Biometric Solution components of its technology, no patents have yet been issued or indicated as allowable. The Company has not yet filed a patent with respect to the Vector Segment Technology. Part of the Company's technology consists of software or hardware implementations of software ("firmware"). The Company intends to take measures to ensure copyright protection for its software and firmware releases prior to distribution. The firmware/software is, however, serialized in an attempt to ensure that only matched sets will function together. This provides both a mechanism to combat cloning of the Company's products and a method for standardizing products. The Company believes it has developed common law trademark rights in the term SACMan(TM), SACcat(TM), SAC_Remote(TM), Bio-Key(TM), SACSecure(TM), SACcipher(TM) and SACbook(TM) and has filed federal trademark applications. The Company does not claim any additional trademarks.

         RESEARCH AND DEVELOPMENT

         During fiscal years ended December 31, 1997 and 1998, the Company spent approximately $560,000 and $1,570,000, respectively on research and development. The Company's limited customer base did not directly bear the cost for such research and development during 1997 or 1998, which was principally funded through outside sources of equity and debt financing by the Company.

         GOVERNMENT REGULATION

         The Company currently is not subject to direct regulation by any government agency, other than regulations generally applicable to businesses. However, in the event of any international sales of the Company's products or manufacture of the Company's products overseas, the Company would likely be subject to various domestic and foreign laws regulating such exports and export activities.

         ENVIRONMENTAL REGULATION

         As of the date of this Report, the Company has not incurred any material expenses relating to the compliance with federal, state or local environmental laws and does not expect to incur any material expenses in the foreseeable future.

         EMPLOYEES

         The Company currently employs 15 individuals on a full-time basis: five are primarily involved in research, development, and technical support; one is principally involved in technical support and quality control; two are principally involved in research, development, and administrative matters; three are principally involved in administrative and finance matters; and four are principally involved in sales and marketing efforts.

                                  RISK FACTORS

         The following material risk factors, among others, may affect the Company's financial condition and results of operations.

         DEVELOPMENT STAGE COMPANY; LIMITED OPERATING HISTORY; OPERATING LOSSES. The Company is a development stage enterprise, formed in 1993, which has yet to generate any significant revenue and, since inception through December 31, 1998, has had accumulated losses of $9,496,871 and negative cashflow from operations of $8,066,545. As of December 31, 1998, the Company reported negative working capital of $1,075,778. In addition, the Company has never successfully marketed a product and its officers have limited experience in the operation and development of a business like the Company's. Until the Company is able to generate significant revenues from the sale of its technologies, the Company anticipates net losses will continue. There can be no assurance that the Company will ever be able to generate significant revenues or operate successfully.

         GOING CONCERN EXPLANATORY PARAGRAPH. The Company has historically met its working capital requirements through financing transactions involving the public or private placement of its debt or equity securities. Management does not expect the current working capital to support the Company's operations beyond the short-term. Accordingly, as of the date of this Report, the Company is in need of immediate and substantial additional capital to fund operations beyond the short-term. The Company's independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 1998 as to the substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability and growth will depend upon the successful commercialization of its technologies by others and its ability to obtain immediate financing, among other matters, as to which there can be no assurances.

         LIMITED OWNERSHIP AND USE RIGHTS OF FINGERPRINT TECHNOLOGY. The success of the Company, among many other factors, will depend upon the success of the Company's technology which has been utilized to complete the development of its initial automated fingerprint identification products including SACMan(TM) (a developer toolkit), SACcat(TM) and SAC_Remote(TM). The Biometric Solution and Optic Technologies are owned by the Company and are subject to an exclusive worldwide license which has been granted by the Company to Jasper Consulting, Inc. ("Jasper") which permits Jasper to use and sell products incorporating these technologies in certain markets. The Fingerprint Identification Technology ("FIDS") is owned by Jasper subject to an exclusive worldwide license which has been granted to the Company which permits the Company to use and sell products incorporating the FIDS technology in all access control markets. The Company has developed and owns its Vector Segment Technology algorythm with print classification code and is presently utilizing this technology exclusively in place of the FIDS Technology. Given that the Company no longer utilizes the FIDS Technology, the Company is currently evaluating whether it can license and sell products incorporating the Vector Segment Technology in markets other than general access control and information security and is in discussions with Jasper regarding the scope of their continued relationship, if any. Accordingly, although the Company owns certain of its technologies, it is a licensee with respect to certain other technologies and in any event, at this time, the Company may not have the right to sell products incorporating its or other technologies or license its or other technologies outside of the access control markets.

         INTELLECTUAL PROPERTY PROTECTION. There are currently two patents pending relating to technologies utilized by the Company; one for both the Optic Technology and Biometric Solution which was filed by the Company, and one for FIDS Technology which was filed by Jasper. The Company has not yet filed a patent relating to its Vector Segment Technology. There can be no assurances given that any patents will ever be issued, or that, if issued, the Company would have the resources to protect any such issued patent from infringement.

Although the Company believes that its technology does not infringe upon patents held by others, no assurance can be given that such infringements do not exist.

         PRODUCT DEFECTS. In the event the Company develops new products or enhancements to existing products, when first released by the Company, such products may contain undetected design faults and software errors, or "bugs" that, despite testing of such products by the Company, are discovered only after a product has been installed and used by customers. There can be no assurance that faults or errors in the Company's existing products or in new products introduced by the Company will not be discovered in the future, causing delays in product introductions and shipments or requiring design modifications that could adversely affect the Company's competitive position and results of operations. In addition, there can be no assurance that new products or product enhancements developed by the Company will achieve market acceptance or, if successful, will not adversely impact sales of the Company's existing products. On occasion, the Company has discovered minor design defects in its products that have caused delays in the introduction of products. To date, however, the Company has not experienced any significant problems in this regard and has not recalled products as a result of a product defect.

         LIMITED SALES AND MARKETING; LIMITED MARKET ACCEPTANCE. The Company has recently commenced marketing its products, including SACMan(TM) (a developer's toolkit), SACcat(TM) and SAC_Remote(TM), principally through licensing agreements with OEMs, distributors and system integrators whereby others are responsible for sales or development of applications which can then be sold to end users. The Company has yet to generate any significant sales of any of its products, the Company's employees have limited experience in marketing such products and no effective distribution channels have been developed. While the Company has plans for developing a significant marketing and sales effort, along with accessing various distribution channels, there is no significant internal sales force within the Company and there can be no assurance that the Company will be successful in attracting and retaining such necessary qualified marketing and sales expertise or have the financial resources to attract and retain such persons. The Company's future success will depend, among other factors, upon the extent to which customers in the new markets acquire, adopt, and continue to use the Company's products as well as the extent to which OEMs distributors and system integrators are able to effectively market products on behalf of the Company.

         In addition to the foregoing, biometric technology has only received a limited market acceptance particularly in the private sector. There can be no assurance that the Company's products or technologies will gain any meaningful acceptance in the commercial markets served by its OEMs, distributors and application developers or that any of the Company's current sales and marketing activities and strategies will prove effective. In summary, the Company competes in an undeveloped evolving market and is substantially dependent upon others to develop applications and to sell the Company's products.

         CHANGES IN TECHNOLOGY. The access control and information security markets are subject to rapid technological change and intense competition. There can be no assurance that the Company will be able to keep pace with this change. In this regard, the Company's competitors, most of which have substantially greater financial and marketing resources than the Company, may independently develop technologies similar or superior to those utilized by the Company which may result in the Company's technologies or products becoming less competitive or obsolete. Accordingly, if the Company is unable for technological or other reasons to develop products on a timely basis in response to technological changes, or if the Company's products or product enhancements do not achieve market acceptance, the Company's business would be materially and adversely affected.

         DEPENDENCE ON SUCCESS OF STRATEGIC ALLIANCES, OEMS AND SYSTEM INTEGRATORS. Commencing during the fourth quarter of 1997 the Company entered into various strategic alliances which are designed to allow the Company to integrate voice and facial recognition, encryption, desktop configuration, security and video conferencing capabilities for utilization with its technology. While the Company anticipates that integrated products would be more marketable and accepted in the marketplace, the Company does not believe that its inability to successfully integrate its technology with the technology of the Company's strategic partners would have a material adverse effect on the Company's ability to successfully market its products.

         The success in integrating these technologies and the integrated products and applications will not only depend on the Company's efforts and technologies but also the efforts and technologies of others. No assurance can be given that the companies providing these technologies will remain in business and continue to provide technological support to the Company, that these technologies will be incorporated in a manner acceptable to potential customers, that the integration will be timely implemented, that the cost of the end products will be acceptable to the marketplace, that the end products will be priced such that they will be profitable to the Company or that the Company will have the resources to complete these efforts. In addition, no assurance can be given that the technologies will effectively compete with new or existing technologies in all of these markets or that superior technologies will not be developed which would obsolete an integrated component or components of the Company's anticipated layered biometric solution. By integrating other companies' technologies into the Company's products, the Company may also expose itself to intellectual property infringement claims because the Company is not in control of all of the technology in its products. The actual timing of the integration of these technologies will be subject to a variety of factors including without limitation, technology and development issues as well as developing an effective marketing approach.

         The Company intends to enter into a definitive agreement with ImEdge Technologies, Inc. regarding its proprietary holographic optic technology. If the Company executes an agreement with ImEdge Technologies, Inc., the nature of the optic component of the Company's technology may change as the Company would attempt to integrate holographic technology into its technology and products. The Company anticipates that the integration of holographic technology would reduce the size and cost of production of its products. No assurance can be given that ImEdge will successfully complete development of its technology, the Company will execute an agreement with ImEdge Technologies, Inc. or that the Company will be able to successfully integrate ImEdge Technologies, Inc.'s holographic technology into the Company's technology and products, or that the Company will be able to reduce the size and cost of the product.

         The Company is also dependent upon its OEM licensees, distributors and system integrators who generate sales of products which incorporate the Company's technologies. The

Company is, therefore, dependent upon the efforts of others in order to develop any meaningful revenues for the Company in the near term and beyond. There can be no assurance that such licensees will have the financial, marketing or technical resources in order to successfully distribute its products to create market awareness of biometric technology or generate any meaningful revenues for the Company.

         IMMEDIATE NEED FOR ADDITIONAL FUNDS. The Company is in immediate need of substantial additional capital to fund the ongoing development and expansion of its business, including its research, development, marketing and sales efforts, and pursuit of strategic partnerships. The Company's current working capital will not be sufficient to fund the Company beyond the short-term. In addition, as of the date of this Report, the Company is not in compliance with the standards required to maintain its listing on the Nasdaq SmallCap Market due to, among other things, not meeting the $2,000,000 net tangible asset requirement. SEE "POSSIBLE DELISTING FROM THE NASDAQ SMALLCAP MARKET; ACCELERATION OF OUTSTANDING INDEBTEDNESS; POSSIBLE APPLICABILITY OF "PENNY STOCK RULES" AND IMPACT ON LIQUIDITY OF COMMON STOCK." Accordingly, the Company is currently evaluating and considering the viability of obtaining additional financing through the issuance of additional debt or equity securities on a negotiated private placement basis to institutional and accredited investors. As of the date hereof, although the Company has had initial discussions with potential investors, it has not reached any definitive agreement with any such investor regarding the specific terms of an investment in the Company. There can be no assurance that any such financing will be available, if at all, on terms acceptable to the Company. To the extent such financing results in the issuance of additional equity securities, the Company's existing stockholders will be subject to additional dilution which may be substantial.

         POSSIBLE DELISTING FROM THE NASDAQ SMALLCAP MARKET; ACCELERATION OF OUTSTANDING INDEBTEDNESS; POSSIBLE APPLICABILITY OF "PENNY STOCK RULES" AND IMPACT ON LIQUIDITY OF COMMON STOCK. The Company's Common Stock is currently listed for trading on the Nasdaq SmallCap Market and the Boston Stock Exchange. There can be no assurance that such listings will be maintained. As described in the Company's filings with the Securities and Exchange Commission and press releases, the Company is not currently in compliance with the minimum maintenance standards in order to maintain its listing on the Nasdaq SmallCap Market. Specifically, the Company does not currently have (i) net tangible assets in excess of $2,000,000; (ii) market capitalization in excess of $35,000,000; or (iii) earnings from continuing operations of at least $500,000. The Company has received notice from Nasdaq of its intent to delist the Company's shares. The Company has requested and received an oral hearing objecting to the proposed delisting and seeking a temporary exemption from such minimum maintenance requirements which is scheduled to be held on April 15, 1999. In order to achieve compliance with the minimum maintenance standards required by the Nasdaq SmallCap Market, the Company must increase its net tangible assets, either through the issuance of securities or otherwise, by approximately $3,500,000. If the Company is not in compliance with the listing requirements applicable to the Nasdaq SmallCap Market by the date of the hearing or its plan to achieve compliance is not accepted by Nasdaq, its shares will likely be delisted from the Nasdaq SmallCap Market.

         There can be no assurance, that the Company will be able to meet such applicable maintenance standards by the hearing date, if ever or that meeting such standards will insure the Company's continued listing on the Nasdaq SmallCap Market.

         In the event of a delisting of the Company's Common Stock, the Company would be in default under the terms of an outstanding Convertible Debenture resulting in the acceleration of the Company's obligation to repay the entire principal amount ($2,500,000) and all accrued interest due thereunder and an increase of the applicable interest rate from 5% to 9%. As of the date of this Report, the Company does not have the financial resources to repay such amount.

         In addition, the public trading market for the Common Stock would be adversely affected and the Common Stock will likely be quoted on the OTC Bulletin Board which provides for limited liquidity. In addition, in the event the Company's Common Stock continues to trade below $5.00, it will be subject to SEC Rules and Regulations which impose limitations upon the manner in which certain low priced securities (referred to as a "penny stock") are publicly traded. Under these regulations, a penny stock is defined as any equity security having a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on the Nasdaq National Market or SmallCap Market and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000 if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Under these regulations, certain broker/dealers who recommend such securities to persons other than established customers and certain accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

         In addition to the foregoing, during the fourth quarter of 1998, Nasdaq requested supplemental information from the Company with respect to certain of the Company's disclosures appearing in its annual and quarterly reports filed with the SEC. Although, the Company has responded to each of these inquires, as of the date of this report, it has received no indication that Nasdaq is satisfied with the Company's responses or that additional inquiries will not be made in the future. The Company has not been advised by Nasdaq that these inquiries are likely to lead to a notification of delisting, however, there can be no assurance that Nasdaq will not seek to delist the Company's shares from the Nasdaq SmallCap Market in the event they are not satisfied with the Company's responses.

         POSSIBLE DILUTIVE EFFECT OF OUTSTANDING OPTIONS, WARRANTS AND CONVERTIBLE DEBENTURE; REGISTRATION RIGHTS. As of December 31, 1998, there were 1,612,050 shares of Common Stock reserved for issuance upon exercise of outstanding stock options and warrants. Additional shares of the Company's Common Stock are reserved for issuance upon the exercise of options available for future grant under the Company's 1996 Stock Option Plan. The Company has filed a registration statement to register the public resale of 18,000 shares of the Company's Common Stock underlying vested options, 538,502 shares of the Company's Common Stock underlying warrants and approximately 1,000,000 or more shares issuable upon conversion of an outstanding convertible debenture. Upon exercise of the stock options or warrants or upon conversion of the convertible debenture, a significant number of shares of Common Stock would be eligible for sale into the public marketplace. The issuance of the freely tradeable shares underlying the stock options, warrants and convertible debentures would have a dilutive effect on the Company's shareholders and may have a negative impact on the trading price of the Company's Common Stock.

         COMPETITION. The Company is engaged in a rapidly evolving field. The markets for the Company's products and technologies are developing and are characterized by intense competition. In addition to existing commonplace methods of restricting access to facilities and information, such as pass cards, PIN numbers, password access and locks and keys, there are numerous companies involved in the development, manufacture, and marketing of fingerprint biometric products to government, law enforcement, prison, and consumer markets. Competition from other companies is intense and expected to increase. Most of the Company's competitors have substantially greater financial resources, research and development staffs, sales and marketing staffs, and facilities than does the Company. In addition, the integration of the Company's products with those of its strategic partners will likely subject the integrated products to competition with a variety of other competitors in varying industries. Many of these competitors have substantially greater resources and experience in marketing biometric products. Other recently developed technologies are, or may in the future be, the basis of competitive products. There can be no assurance that the Company's competitors will not develop technologies and products that are more effective than those being developed by the Company or that would render the Company's technology and products obsolete or noncompetitive.

         DEPENDENCE UPON NEW AND UNCERTAIN MARKETS; UNCERTAINTY OF MARKET ACCEPTANCE. Substantially all of the Company's revenues to date have been and for the foreseeable future are anticipated to be, derived from biometric products and technologies. Biometric products and technologies represent a new approach to determining a person's identity which have only been used in limited applications and have not gained widespread commercial acceptance. The expansion of the market for the Company's technologies and products depends on a number of factors including the cost and reliability of the Company's products and technologies and the products and technologies of its competitors, customer perception of the perceived benefits of these products, public perception of the intrusiveness of these products, public confidence as to the confidentiality of private information and customer satisfaction with the Company's products and technologies and publicity regarding same. Public objections have been raised regarding the use of biometric products and technology on privacy grounds. The Company's future success is substantially dependent upon the development and expansion of markets for biometric products. Even assuming these markets develop, there can be no assurance that the Company's products and technologies will be competitive or gain any meaningful market acceptance. Accordingly, if the markets for the Company's products or technologies fail to develop or develop more slowly than anticipated, or if such products fail to gain any meaningful market acceptance, the Company's business, financial condition and results of operations would be materially and adversely affected.

         PRODUCT LIABILITY; INSURANCE. The Company faces an inherent business risk of exposure to product liability claims in the event that the use of its products are alleged to have resulted in injuries or losses related to their manufacture and use. Although the Company seeks to employ provisions limiting liability in contractual relationships with customers, there can be no assurance that the Company will be able to effectively avoid significant liability exposure. The Company does not own any product liability insurance. The Company may attempt to obtain insurance to minimize the impact of any potential product liability; however, there can be no assurance that the Company will be able to obtain such insurance on acceptable terms, or at all. Consequently, a product liability claim or recall or other claims with respect to any uninsured liabilities could have a material adverse effect on the business or financial condition of the Company.

         ABSENCE OF DIVIDENDS. The Company has never declared or paid a cash dividend on its common stock. The Company intends to retain earnings, if any, for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

         DEPENDENCE ON KEY PERSONNEL. The Company's operations are materially dependent upon the services of Barry M. Wendt, the Chief Executive Officer of the Company and the co-inventor of SACMan(TM) and its underlying components. The loss of the services of Mr. Wendt would materially and adversely affect the Company's business. The Company has an agreement with Mr. Wendt prohibiting competition with the Company for a period of three years if the Company terminates Mr. Wendt's employment for "cause" (as defined in the agreements), and a period of two years if he voluntarily terminates employment. There can be no assurance that the Company will retain Mr. Wendt, or that it will successfully attract and retain additional or replacement personnel with the requisite experience and capabilities to enable the Company to profitably and effectively evaluate, develop, and market the Company's product line. The Company holds key man insurance policies in the amount of $250,000 on Barry M. Wendt. No assurance can be given that the amount of the key man insurance policy is adequate.

         MANAGEMENT OF EXPECTED GROWTH. The Company hopes to significantly expand its business. Such anticipated expansion will likely place further demands on the Company's existing management and operations. The Company's future growth and profitability will depend, in part, on management's ability to successfully manage a growing sales force and implement management and operating systems which react efficiently and timely to short and long-term trends or changes in its business. There can be no assurance that the Company will be able to effectively manage the anticipated expansion of its business.

         CONTROL BY EXISTING MANAGEMENT. The Company's directors and officers own approximately 55% the Company's outstanding capital stock. Accordingly, they are currently and for the foreseeable future will be to control the Company's business and affairs, including electing directors, appointing officers and determining officers' compensation.

         VOLATILITY OF STOCK PRICE. The trading price of the Common Stock has from time to time fluctuated widely and in the future may be subject to similar fluctuations in response to quarter to quarter variations in the Company's operating results, announcements of innovations or new products by the Company or its competitors, general conditions in the biometric and access control industries, and other events or factors. Although approximately fourteen (14) registered broker dealers currently make a market in the Company's common stock, no assurance can be given that any or all of these firms will continue to serve as market makers or have the financial capability to stabilize or support the Company's common stock. If any or all of these firms do not have such financial capability, the Company's common stock would likely decrease, possibly dramatically. The Company is currently subject to delisting from the Nasdaq SmallCap Market. In the event of such delisting, the Company's common stock would likely be traded on the less liquid OTC Electronic Bulletin Board and if it continues to trade below $5.00, be considered a "penny stock" subjecting the Company's common stock to substantial additional regulations relating to the trading of such shares. See "POSSIBLE DELISTING FROM THE NASDAQ SMALLCAP MARKET, POSSIBLE APPLICABILITY OF PENNY STOCK RULES AND IMPACT ON LIQUIDITY OF COMMON STOCK" above. In addition, in recent years broad stock market indices, in general, and the securities of technology companies, in particular, have experienced substantial price fluctuations. Such broad market fluctuations may adversely affect the future trading price of the Common Stock.

         MANUFACTURE OF PRODUCTS. The Company intends to have other companies manufacture its products in the future rather than producing its own products. The Company has not entered into any agreement to have another company manufacture the Company's products. The Company is also exploring having its products manufactured by overseas manufacturers in order to attempt to lower production costs. Possible overseas manufacturing, if attempted, could lead to risks associated therewith, including, without limitation, foreign currency and economic fluctuations and import/export related restrictions, minimum quantities, increased lead times and decrease in working capital. No assurance can be given that the Company will be able to enter into a manufacturing agreement on terms favorable to the Company, or that having another company manufacture the Company's products would reduce the Company's cost of manufacturing. In addition, no assurance can be given that the company manufacturing the Company's products will do so in a timely manner or in a manner consistent with quality standards of the Company and its customers.

         LIMITATIONS OF LIABILITY. The Company's Articles of Incorporation provide, as permitted by Minnesota law, that a director of the Company shall not be personally liable to its shareholders for monetary damages for breach of his or her fiduciary duty of care as a director, with certain exceptions. In addition, the Company's bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Minnesota law.

         MINNESOTA ANTI-TAKEOVER LAW. The Company is governed by the provisions of Section 302A.673 of the Minnesota Business Corporation Act ("MBCA"). In general, the law prohibits a public Minnesota corporation from engaging in a "business combination" (with an "interested shareholder") for a period of four years after the date of the transaction in which the person became an interested shareholder, unless the business combination is approved in a prescribed manner. "Business Combination" includes mergers, share exchanges, asset sales, plan or proposal of liquidation or dissolution, recapitalization, issuance and transfers of shares in excess of 5% or more of the Company's shares. "Interested Shareholder" means any person who owns directly or indirectly 10% or more of a public corporation's outstanding voting stock or an affiliate or associate of a public corporation which owns, or within four years did own, 10% or more of the public corporation's outstanding voting stock. These provisions regarding certain business combinations under the MBCA could have the effect of delaying, deferring, or preventing a change in control of the Company or the removal of existing management. A takeover transaction frequently affords stockholders the opportunity to sell their shares at a premium over current market prices.

         YEAR 2000. The Company is currently working to minimize the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year, which could result in miscalculation or system failures. The Company has tested each of its products and believes that all are Year 2000 compliant. The Company is currently evaluating all software used by the Company for internal operations and expects to complete this process by mid 1999. To date, no material problems have been identified. Any such software that management determines not to be Year 2000 compliant, will be exchanged for Year 2000 compliant software as soon as practicable after such determination. The costs of addressing potential problems have not, and are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. The Company is, however, at risk that its customers, strategic partners or vendors are unable to resolve any Year 2000 processing issues in a timely manner. If such entities are required to expend funds to remedy such problems, it could delay the integration of the Company's technology into the technologies of such entities, or reduce or eliminate potential sales of products incorporating the Company's technology. This could result in a material adverse affect on the Company's financial condition and results of operation. In this regard, the Company has contacted its customers, strategic partners and suppliers to identify any Year 2000 problems which might impact the Company. The Company has only received responses from three of five of its strategic partners, which stated that they believe that their products are Year 2000 compliant. The Company has yet to develop a comprehensive contingency plan to address the situations that may result if it or any of its strategic partners OEM's or distributors are unable to achieve Year 2000 compliance.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company does not own any real estate and conducts its operations from two leased premises. The Company leases approximately 4,555 square feet of space at 4444 West 76th Street, Suite 600, Edina, Minnesota 55435 under a five year lease which terminates on May 31, 2002 and currently provides for monthly rent of $4,697 which increases ratably over the term of the lease to $5,124. This property is currently and will continue to be used primarily for ongoing research and development. The Company also leases approximately 3,840 square feet of space at 4620 South Valley View Road, Suite Al, Las Vegas, Nevada 89103 under a three-year lease which terminates on February 14, 2000 and provides for monthly rent of $3,009. The Company's corporate finance and marketing activities are conducted out of this office which also serves as a showroom facility and to a lesser extent, a product support facility. The Company also leases an apartment in Minneapolis, Minnesota, which provides for monthly rent of $1,075 and is used by Company employees based in Las Vegas when working out of the Edina office. The Company is in the process of seeking a tenant to sub-lease part of its Minnesota facilities. Its Nevada facilities are adequate for the Company's current and reasonably foreseeable future operations.

ITEM 3.  LEGAL PROCEEDINGS

         Other than as set forth below, the Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business.

                  1. On or about August 11, 1998, a lawsuit was filed in Hennepin County, Minnesota District Court against the Company by
         Donald Johnson and Myron Norenberg. Johnson and Norenberg claim that they were wrongfully terminated or constructively discharged from their employment with the Company. Each plaintiff is seeking relief in excess of $50,000. The Company adamantly denies the validity of each plaintiff's claims and the extent of each plaintiff's alleged damages. Written discovery is currently being exchanged by the parties. The Company intends to continue to vigorously defend this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock trades on the Nasdaq SmallCap Market under the symbol "SACM", and on The Boston Stock Exchange under the symbol "SAC". The Nasdaq SmallCap Market is the principal market on which the company's Common Stock trades.

         The Company is not currently in compliance with the minimum maintenance standards required to remain eligible for continue listing on the Nasdaq SmallCap Market. Specifically, the Company does not have (i) net tangible assets in excess of $2,000,000; (ii) market capitalization in excess of $35,000,000; or
(iii) earnings from continuing operations of at least $500,000. The Company has been granted a hearing before the NASD for the purpose of seeking a temporary exemption from such continued listing standards. The hearing is currently scheduled for April 15, 1999. If the Company's request is not granted, it will be subject to immediate delisitng.

         In the event that the Company's Common Stock is delisted from the Nasdaq SmallCap Market it will likely be traded on the less liquid OTC Electronic Bulletin Board. Thereafter, if the Company's common stock continues to trade below $5.00 per share, it will be considered a penny stock and be subject to additional SEC rules and regulations which impose limitations upon the manner in which such securities are traded. SEE "RISK FACTORS-POSSIBLE DE-LISTING FROM NASDAQ SMALLCAP MARKET; ACCELERATION OF OUTSTANDING INDEBTEDNESS; POSSIBLE APPLICATION OF PENNY STOCK RULES AND IMPACT ON LIQUIDITY OF COMMON STOCK."

         The following table sets forth the range of high and low bid prices per share of Common Stock for each quarterly period during the fiscal years ended December 31, 1997 and 1998 as reported by Nasdaq. Such quotations represent inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

          1998:                                   HIGH          LOW
                                                  ----          ---

          Quarter ended March 31, 1998           10 1/4        5 3/4
          Quarter ended June 30, 1998            10 3/4        6 1/4
          Quarter ended September 30, 1998        7            2
          Quarter ended December 31, 1998         4 3/8        1 1/2

          1997:                                   HIGH          LOW
                                                  ----          ---

          Quarter ended March 31, 1997            8 1/2        6 1/2
          Quarter ended June 30, 1997            12 1/4        4 3/4
          Quarter ended September 30, 1997       20 3/4        9
          Quarter ended December 31, 1997        13 7/8        8 9/16

         As of March 19, 1999 the number of stockholders of record of the Company's Common Stock was 86. Based on broker inquiry conducted in connection with the Company's Annual Meeting of Stockholders in 1998, management believes that there are approximately 1,500 beneficial owners of its Common Stock. The Company has not declared or paid any cash dividends on its Common Stock since inception and does not intend to pay any dividends for the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             SELECTED FINANCIAL DATA

                                                                                                         JANUARY 7, 1993
                                                                                                       (DATE OF INCEPTION)
                                                                 YEAR ENDED DECEMBER 31,               THROUGH DECEMBER 31,
                                                  --------------------------------------------------       ------------
                                                      1996               1997               1998               1998
                                                  ------------       ------------       ------------       ------------
SELECTED STATEMENT OF OPERATIONS DATA
     Revenues .................................   $     32,000       $    464,168       $    384,580       $  1,233,805
     Costs and other expenses
         Cost of sales, support and other
              services ........................         14,875            390,243          1,054,548          1,521,619
         Selling, general and administrative ..        422,681          2,297,148          3,314,701          6,108,336
         Research and development .............        386,613            563,045          1,570,033          2,865,256
                                                  ------------       ------------       ------------       ------------
                                                       824,169          3,250,436          5,939,282         10,495,211
                                                  ------------       ------------       ------------       ------------
              Operating loss ..................       (792,169)        (2,786,268)        (5,554,702)        (9,261,406)

     Other income (expense), net ..............        (31,319)           192,454           (396,600)          (235,465)
                                                  ------------       ------------       ------------       ------------

     NET LOSS .................................   $   (823,488)      $ (2,593,814)      $ (5,951,302)      $ (9,496,871)
                                                  ============       ============       ============       ============

     Basic and dilutive loss per share ........   $       (.18)      $       (.37)      $       (.79)      $      (1.75)
                                                  ============       ============       ============       ============

     Weighted average number of shares
         outstanding  (basic and dilutive) ....      4,565,206          7,047,190          7,494,647          5,434,803
                                                  ============       ============       ============       ============

                                                                       DECEMBER 31
                                               ----------------------------------------------------------
                                                   1996                    1997                   1998
                                               -----------             -----------            -----------
SELECTED BALANCE SHEET DATE
     Working capital (deficit) ..........      $  (355,585)            $ 3,460,199            $(1,075,778)
     Total assets .......................          405,263               4,165,694              2,159,644
     Stockholders' equity (deficit) .....         (156,171)              3,641,694               (556,614)


SEE PART 1 OF THIS FORM-KSB REGARDING A DISCUSSION OF FORWARD-LOOKING STATEMENTS CONTAINED HEREIN AND CERTAIN RISK FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INCLUDED WITHIN SUCH FORWARD LOOKING STATEMENTS. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS INCLUDED ELSEWHERE HEREIN.

OVERVIEW

         The Company is a technology company involved in developing biometric technology and applications. Specifically, the Company develops and markets fingerprint identification technology for use in general commercial markets. The Company has focused on the general access control and information resource and network access control markets. The Company's current product offerings, and related technology, have been developed as security solutions for original equipment manufacturers (OEM), distributors and system integrators. Even though the Company intends to continue to enhance these current offerings, and develop others, the Company does not intend to create "off the shelf" products for mass commercialization.

         The Company markets its products and technology through license agreements with OEMs, distributors and system integrators. The Company also intends to and has sold master distribution rights agreements for development of certain OEM and application development potential in selected territories. For OEM licenses, the Company generally supplies the technology and "serialized chips" to the OEM. For system integrator applications, the Company supplies a completed unit. While it has internally assembled completed units in the past, the Company does not intend to do so in the future. It is exploring subcontract manufacturing arrangements.

         As discussed above, the Company is primarily dependent upon others to develop end-user applications for its technology and products. There can be no assurance that such applications will be developed by others in a manner acceptable to potential end users or that it will occur during a period of time for which the Company has access to adequate capital to fund its business.

         The Company's success is dependent upon, among other things, reducing the cost of its products to an acceptable level to earn gross margin on sales. In connection with this objective, the Company is exploring the purchase of certain technology it believes will reduce the cost and size of it's products, and it is exploring subcontract manufacturing arrangements. In addition, the Company will continue to be dependent upon others to incorporate certain licensed technologies with the Company's offerings. No assurance can be given that the Company will be able to reduce it's costs to generate adequate gross margin dollars; that the technologies to be incorporated into it's products will be incorporated and performed in a manner acceptable to potential OEM's, system integrators, distributors or their end users; that it will be timely implemented or that the end product's cost will be acceptable to the marketplace.

         Additionally, without considering any potential demand for repayment by the holder of the Company's $2,500,000 convertible debenture, the Company believes its existing cash will only last until the second quarter of 1999. Due to these uncertainties the Company's independent auditors will include an explanatory paragraph in their opinion for the year ended December 31, 1998 as to the substantial doubt about the Company ability to continue as a going concern. The Company's long-term viability and growth will depend upon the successful commercialization of its technologies and its ability to obtain adequate financing, among other matters, as to which there can be no assurances.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 AS COMPARED TO YEAR ENDED DECEMBER 31, 1997:

         Revenues

         Total revenues decreased $79,588 during 1998 to $384,580 as compared to $464,168 for 1997. The Company believes revenues for the first quarter ending March 31, 1999 will be greater than those of the first quarter of the prior year due to OEM license and distribution agreements signed during the first quarter of 1999.

         Revenues from product sales increased by $213,846 to $366,630 during the year ended December 1,1998 as compared to $152,784 for 1997. The increase in product sales was due to $244,979, sales to ATM, a distributor of the Company, and to a lessor extent the sale of SACMan(TM) Developer Tool Kit Systems to entities developing or investigating the development of applications which may utilize the Company's product. This was offset by a decline in sales of product to Jasper during the year.

         Revenues from reimbursed research and development decreased by $25,800 to $10,200 during the year ended December 31, 1998 as compared to $36,000 in 1997. These revenues related to collections of previously unrecognized research and development billings to Jasper, recognized on the cash basis of accounting. No assurances can be given that any additional amounts will be collected in the future.

         Revenues from technical support and other services, which were primarily from Jasper and Inter-Con, decreased by $267,634 to $7,750 during the year ended December 31, 1998 as compared to $275,384 in 1997. During 1997 the technical support agreement with Inter-Con PC was mutually terminated. No assurances can be given that any additional technical support or other revenues will be realized from Jasper or any other entity, nor is this the primary focus of the Company.

         Effective April 13, 1998, the Company signed a Distribution Agreement with ATM. Terms of the agreement include preferential pricing, and commitments by ATM as a distributor to purchase certain minimum quantities. Certain brokers of Tuscher Company, Inc. company's primary market makers are princial stockholders and members of the management of ATM

         In connection with the above, ATM granted the Company an option to acquire up to 400,000 shares of its' common stock at $.25 per share, exercisable for seven years; and the Company granted ATM an option to purchase 100,000 shares of its common stock at $8.46 per share.

         During December 1998, the Company entered into a letter of intent with ATM whereby the Company agreed to license the rights to certain technology developed by ATM to interface with the Company's product. The Company is to pay a 10%, and in certain circumstances a 1% royalty to ATM. There were no royalty payments made during 1998. The Company currently recognizes revenues from sales to ATM on the cash basis. As of December 31, 1998 there was $27,665 of deferred revenue related to sales made to ATM.

         Costs and Other Expenses

         Costs of product sales exceeded revenues from product sales by $685,833 as of December 31,1998 as compared to $79,055 in 1997. This was principally due to a $600,000 write-down of inventory to estimated net realizable value. The write-downs resulted from a process, over time, of the Company evaluating current sales of the Company's products and competitive pricing. The remaining variances were primarily from costs associated with the production of a limited amount of units. The Company is exploring means to reduce its current product cost including purchasing certain imaging technology to replace some of its current optics componetries. Additionally, the Company intends to explore offshore manufacturing opportunities. No assurance may be given that the above objectives will be achieved or if achieved, whether it will result in a reduction of product costs that will lead to the Company generating positive gross margins or becoming profitable.

         Selling, general and administrative expenses increased $1,017,553 to $3,314,701 during the year ended December 31, 1998 as compared to $2,297,148 in 1997. Of the increase, $153,982 related to additional salaries for selling and administrative personnel, $166,266 related to professional fees, $44,856 related to the completion on the Company's internal computer network, $56,264 related to promotional products to potential customers; and $556,150 related to non-cash charges for the estimated fair market value of a warrant granted to ATM as part of a sales distribution agreement (see above), a warrant granted to TCI in order to terminate its rights of first refusal to participate in future public offerings, a non-cash charge related to the estimated fair market value of an option granted to a consultant to help develop a strategic growth plan and to enhance shareholder value and amortization of unearned compensation associated with the issuance of below market stock options to employees and consultants of the Company. In December, 1998 the Company recorded a one time charge of $88,900 for costs associated with the severance agreement for the Vice President of Business Development. The above was offset by a decrease of $357,230 for cost associated with employee recruiting and moving in 1997 and a one time charge for costs associated with the severance package for the Company's former Chief Operating Officer who was terminated in October, 1997 and $68,875 in bad debt expense.

         Research and development expenses increased $1,006,988 to $1,570,033 during the year ended December 31, 1998 as compared to $563,045. Of the increase $719,018 was related to licensing and integration costs associated with technologies the Company plans to incorporate into its SACCat(TM) product and a $200,000 non-cash charge for the estimated fair market value of an option granted to an entity with which the Company entered into a licensing agreement. The above costs were expensed because the realizability of cash flows from the licenses has not been demonstrated. The remaining increase is attributable to increased development activity to enhance certain of its products and applications.

         Interest income decreased $96,475 to $99,876 during the year ended December 31, 1998 compared to $196,351 in 1997 due to the decrease in the balances of certificates of deposits.

         Interest expense increased $492,579 to $496,476 during the year ended December 31, 1998 as compared to $3,897 in 1997 due to non-cash charges of $400,752 for the intrinsic value of the beneficial conversion feature of the Convertible Debentures. The Company expects that interest expense will decrease in 1999.

         Net Operating Loss Carryforwards

         As of December 31, 1998, the Company has net operating loss carryforwards of approximately $8,800,000. The carryforwards expire annually beginning in 2008. Such net operating carryforwards may be limited in the future in the event of a change in ownership of the Company as defined in the Internal Revenue Code.

YEAR ENDED DECEMBER 31, 1997 AS COMPARED TO YEAR ENDED DECEMBER 31, 1996:

         Revenues

         Total revenues increased $432,168 during 1997 to $464,168 as compared to $32,000 for 1996. Revenues from product sales were $152,784 for 1997. These sales were principally from the sale of SACMan(TM) units to Jasper for a specific application, and, to a lesser extent, include sales of SACMan(TM) Developer Tool Kit systems to entities developing or investigating the development of applications which may utilize the Company's product.

         Revenues from reimbursed research and development were $36,000 during 1997. These revenues relate to collections of previously unrecognized research and development billings to Jasper, recognized on the cash basis of accounting.

         Revenues from technical support and other services, which are primarily from Jasper and Inter-Con, increased $243,384 during 1997 to $275,384 as compared to $32,000 in 1996. Of the $243,384 increase in 1997, $111,065 relates to billings under a technical support agreement with Inter-Con and $34,429 relates to other development activities for Inter-Con. There was also $82,890 of technical support provided to Jasper. Effective December 31, 1997 the technical support agreement with Inter-Con was terminated.

         During August 1997, the Company signed an agreement with Anonymous Data Corporation (AdC). The agreement calls for the of purchase of five hundred SAC_Remote(TM) units, modified to fit AdC's application, over a twenty-four month period commencing in late 1998. The agreement requires the Company to provide certain defined product development and support services in exchange for $7,000 a month over forty-eight months. The Company received $15,000 upon the signing of this agreement. The agreement states that AdC is to pay an additional $35,000 upon AdC obtaining financing, as defined and $100,000 upon delivery and acceptance of the products being developed. The Company also received a warrant to purchase three percent of AdC for $50,000. Delivery of the products under development are expected to occur in late 1999. However, no assurance can be given that these products will be completed, will be accepted by AdC, or that payment from AdC will be forthcoming under the agreement.

         Costs and Other Expenses

         Costs of product sales exceeded revenues from products sales by $79,055 in 1997. This was partially due to costs associated with establishing a prototype pre-production line and the hiring and training of personnel to operate the equipment. In addition, molds with an undepreciated net book value of $31,413 were written-off.

         Selling, general and administrative expenses increased by $1,874,467 to $2,297,148 during the year ended December 31, 1997 as compared to $422,681 for 1996. The increase included approximately $650,000 in salaries for new personnel and increases of salaries of existing personnel, $250,000 of costs associated with a severance agreement for the Chief Operating Officer, $142,000 in bad debt expense related to Jasper and Inter-Con, PC; $264,000 for increased legal and other consulting fees; $173,000 for travel, trade shows and collateral; $71,000 for amortization of unearned compensation associated with the issuance of below market stock options to employees and consultants of the Company and a cashless stock option exercise; and $11,373 of costs for recruiting and relocation. The remainder of the difference is primarily due to overall increased operating expenses.

         Research and development expense increased $176,432 to $563,045 as compared to $386,613 in 1996. The increase was attributed principally to the development of the SACcat(TM) unit and, to a lesser extent, the continued development of the SAC_Remote(TM) product line.

         Interest income increased by $192,063 to $196,351 during the year ended December 31, 1997 as compared to $4,288 in 1996. The increase was due to interest earned on certificates of deposit from money received from the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities during 1998 was $4,557,026 and was principally due to operating losses. The operating losses were primarily funded by cash on hand at December 31, 1997 and proceeds received from a $2,500,000 private offering of a convertible debenture and detachable warrants.

         Net cash used for investing activities during 1998 was $31,404 and was due to the purchase of equipment and furniture. Net cash provided by financing activities during 1998 was $2,300,293 and was principally from proceeds received from the issuance of the Convertible Debenture and detachable warrants.

         Working capital decreased $4,535,977 during the year ended December 31, 1998 to a deficit of $(1,075,778), as compared to $3,460,199 as of December 31, 1997. This decrease is principally due to a $5,951,302 of operating loss offset by a net increase of $2,208,976 in a convertible debenture.

         Since January 7, 1993 (date of inception), the Company's capital needs have been principally met as follows: (i) a May 1996 sale of $200,000 of convertible bridge notes and warrants to purchase 50,000 shares of common stock which were converted to Common Stock during mid-1996; (ii) a July 1996 $700,000 private placement of Common Stock; (iii) a February 1997 initial public offering of 2,420,000 shares of Common Stock at $3.00 per share which resulted in net proceeds of $6,220,331, after deduction of offering expenses; and (iv) a June 1998 $2,500,000 private offering of a convertible debenture and detachable warrants.

         The Company does not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

         On June 30, 1998, the Company sold to Shaar Fund, Ltd., an international investment fund, $2,500,000 of 5% Convertible Debenture due June 30, 2001 (the "Convertible Debenture"). At the Company's option, an additional $1,000,000 principal amount Convertible Debenture may be sold to Shaar Fund, Ltd. if certain targets are met, including certain minimum share price and trading volume levels regarding the Company's Common Stock. As of the date of this Report, none of these targets have been met. No assurances can be given that the Company will meet these targets in order to be able to exercise such option.

         The Convertible Debenture is convertible into shares of the Company's Common Stock at a conversion price equal to the lesser of (i) $7.15; or (ii) the average closing bid price of the Company's Common Stock for a five-day period ending the day prior to the notice of conversion multiplied by a discount factor, which increases over time from 15% to 22% (20% at December 31, 1998; 22% as of the date of this Report). The Convertible Debenture is redeemable at the option of the Company under certain circumstances. Interest on the Convertible Debenture is not convertible.

         The Company was obligated to file, and has filed a registration statement (not yet effective) covering the resale of the shares of Common Stock issuable upon conversion or exercise, as applicable, of the Convertible Debenture and the detachable warrants. Since the registration statement is not yet effective, the Company is subject to late filing penalty of $25,000 which increases daily at a rate of $50,000 per month ($153,333 as of March 14, 1999). The Company intends to negotiate for the release of such penalties, however, no assurances may be given that such efforts will be successful.

         The Convertible Debenture agreement contains certain dilution and conversion price adjustment provisions if certain events occur. In the event of repayment, the Company is subject to certain repayment costs of up to 24% of the principal amount repaid. In addition, the Company is required to meet certain covenants, including the maintenance of its listing in the NASDAQ Small Cap Market.

         In late January 1999, the Company received a notice of delisting from Nasdaq due to the Company's failure tangible meet the minimum capitalization and net asset levels to remain listed. The Company has been granted an oral hearing to seek a temporary exemption from such maintenance standards which is scheduled to be held on April 15, 1999. If the Company is not in compliance with the continued listing requirements applicable to the Nasdaq SmallCap Market by such date or its plan to achieve compliance is not accepted by Nasdaq, its shares will likely be delisted from the Nasdaq SmallCap Market.

compliance with such standards as of the hearing date. A delisting of the Company's securities could significantly impair the Company's ability to obtain additional financing. The Company estimates it needs to increase it's net tangible assets as defined by NASDAQ by at least $3,500,000 to meet the minimum net asset requirement. There can be no assurance that the Company will be able to meet such requirements or if met, that its shares will not be delisted from Nasdaq SmallCap Market.

         If the Company is delisted from the Nasdaq SmallCap Market, it would be an event of default under the terms of the Convertible Debenture resulting in the immediate acceleration of the repayment thereof. The Company does not have the necessary funds to repay the $2,500,000 Convertible Debenture. Should demand for repayment not be made, the Company estimates its existing cash will only last until second quarter 1999 based on the Company's current cash burn rate.

         In order to address these liquidity issues, the Company has had discussions with the Shaar Fund regarding the conversion of the Convertible Debenture into convertible preferred stock. This will require an amendment to the Company's Articles of Incorporation. This would increase the Company's net worth by approximately $2.5 million.

         Management is also evaluating the viability of obtaining additional financing through the issuance of additional debt or equity securities of the Company on a negotiated private placement basis to institutional and accredited investors. In this regard, the Company has been engaged in discussions with certain investors, however, as of the date of this Report, the Company has not reached any definitive agreement with any such investor regarding the specific terms of an investment in the Company. Management believes the successful completion of the above initiatives may bring the Company back into compliance with Nasdaq Smallcap Market maintenance standards. No assurance can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained to meet its needs, or that such financing would not be dilutive to existing stockholders. Also, no assurance may be given that the debenture holder will convert its indebtedness to convertible preferred stock, or do so without a significant cost to the Company. Management believes it will need $3,000,000 to $5,000,000 to support its operations through 1999.

         The Company has entered into various technology license agreements.
The Company has committed to pay approximately $140,000 to certain of the licensors of the technology during 1999 and $25,000 in 2000, for the per unit cost of imbedding such technologies into the Company's products at agreed upon minimum levels, and for the purchase of inventory from such companies. In order to maintain exclusivity as it relates to the biometrics industry for two technology licenses through 2000, the Company is required to purchase an additional $325,000 and $375,000 of products during 1999 and 2000, respectively.

         Jasper has a cross license agreement with the Company for FIDS technology, and has purchased products and services from the Company over the years. FIDS technology was previously a significant component of the Company's product offerings. During 1998, the Company replaced the FIDS technology with internally developed Vector Segment Technology. The Company is evaluating the impact of the above on potential required royalty payments to Jasper and each of the respective parties' defined markets.

         In February 1999 the Company enhanced its liquidity through the sale of 600,000 shares of common stock of Inter-Con to a shareholder of Inter-Con for gross proceeds of $90,000.

YEAR 2000.

         The Company is currently working to minimize the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year, which could result in miscalculation or system failures. The Company has tested each of its products and believes that all are Year 2000 compliant. The Company is currently evaluating all software used by the Company for internal operations and expects to complete this process by mid 1999. To date, no material problems have been identified. Any such software that management determines not to be Year 2000 compliant, will be exchanged for Year 2000 compliant software as soon as practicable after such determination. The costs of addressing potential problems have not and are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods.

         The Company is, however, at risk that its customers, strategic partners or vendors are unable to resolve any Year 2000 processing issues in a timely manner. If such entities are required to expend funds to remedy such problems, it could delay the integration of the Company's technology into the technologies of such other entities, or reduce or eliminate potential sales of products incorporating the Company's technology. This could result in a material adverse effect on the Company's financial condition and results of operation. In this regard, the Company has contacted its customers, strategic partners and suppliers to identify any Year 2000 problems which might impact the Company. The Company has only received responses from three of six such strategic partners, which stated that they believe that their products are Year 2000 compliant.

         The Company has not yet developed a comprehensive contingency plan to address the situations that may result if it or any of its strategic partners, OEMs or distributors are unable to achieve Year 2000 readiness. The Company intends to devise contingency plans by mid 1999 to mitigate any adverse effects on the conduct of the Company's business. There can be no assurance that any contingency plans developed by the Company will prevent any negative impact to the Company's financial condition or results of operation.

IMPACT OF INFLATION

         The effects of inflation on the Company's operations were not significant during the periods presented.

RECENTLY ISSUED ACCOUNTING STANDARD

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting under FAS 133. Adopting the provisions of SFAS 133 are not expected to have a material effect on the Company's financial statements. The standard is effective for fiscal 2000.

         As the Company begins to license the rights to its technology, it will be subject to recognition of revenues from software licensing will be recognized in accordance with Statement of Position 97-2 and Software Revenue Statement of Position 98-4. Accordingly, revenues will be recognized when delivery of the software has occurred, a signed non-cancelable license agreement has been received from the customer and any remaining obligations under the license agreement are insignificant. Revenue associated with agreements to provide product support services is expected to be recognized as related services are provided. Revenue from annual or other renewals of maintenance contracts is expected to be deferred and recognized on a straight-line basis over the term of the contracts.


ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements of the Company set forth are herein beginning on page number F-1:

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information required by Item 9 is incorporated by reference to the Company's Definitive Proxy Statement for its 1999 Annual Meeting of Shareholders which shall be filed with the Securities and Exchange Commission by no later than April 30, 1999.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated by reference to the Company's Definitive Proxy Statement for its 1999 Annual Meeting of Shareholders which shall be filed with the Securities and Exchange Commission by no later than April 30, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 11 is incorporated by reference to the Company's Definitive Proxy Statement for its 1999 Annual Meeting of Shareholders which shall be filed with the Securities and Exchange Commission by no later than April 30, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is incorporated by reference to the Company's Definitive Proxy Statement for its 1999 Annual Meeting of Shareholders which shall be filed with the Securities and Exchange Commission no later than April 30, 1999.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Report. Portions of Item 13 are submitted as separate sections of this report:

                  (1)      Financial statements filed as part of this Report:

                           Report of Independent Certified Public Accountants

                           Balance Sheets as of - December 31, 1997 and 1998

                           Statement of Operations - For the Years ended December 31, 1996, 1997 and 1998 and January 7, 1993
                           (date of inception) through December 31, 1998

                           Statement of Shareholders' Equity (Deficit) - For the Years ended December 31, 1996, 1997 and 1998 and January 7, 1993 (date of inception) through December 31, 1998

                           Statement of Cash Flows - For the Years ended December 31, 1996, 1997 and 1998 and January 7, 1993
                           (date of inception) through December 31, 1998

                           Notes to Financial Statements - December 31, 1996, 1997 and 1998

                  (2)      The following exhibits are filed as part of this
                           Report:


Exhibit No.        Exhibit                                                              Method of Filing
-----------        -------                                                              ----------------
3.1                Amended and Restated Articles of Incorporation                       Incorporated by reference to
                                                                                        Exhibit 3.1 to the Registrant's
                                                                                        Registration Statement on SB-2,
                                                                                        File No. 333-16451 filed February
                                                                                        14, 1997 (the "Registration
                                                                                        Statement")

3.2                Amended and Restated Bylaws                                          Incorporated by reference to
                                                                                        Exhibit 3.2 to the Registration
                                                                                        Statement

4.1                Specimen of Common Stock Certificate                                 Incorporated by reference to
                                                                                        Exhibit 4.1 to the Registration
                                                                                        Statement

10.1               SAC Technologies, Inc. 1996 Stock Option Plan                        Incorporated by reference to
                                                                                        Exhibit 10.1 to the Registration
                                                                                        Statement

10.2               License and Marketing Agreement by and among Harinder S.             Incorporated by reference to
                   Takhar, Barry M. Wendt, Benedict A. Wittig and Richard T.            Exhibit 10.2 to the Registration
                   Fiskum, Jasper Consulting, Inc. and the Company dated April          Statement
                   26, 1996 (with OEM Agreement by and between Jasper
                   Consulting, Inc. and the Company dated April 26, 1996
                   attached as Exhibit A)

10.3               Employment Agreement by and between Barry M. Wendt and the           Incorporated by reference to
                   Company dated as of May 10, 1996 (with Non-Competition Letter        Exhibit 10.3 to the Registration
                   effective May 10, 1996 attached as Exhibit A)                        Statement

10.4               Employment Agreement by and between Richard T. Fiskum and the        Incorporated by reference to
                   Company dated as of May 10, 1996                                     Exhibit 10.4 to the

                   (with Non-Competition Letter effective May 10, 1996 attached         Registration Statement
                   as Exhibit A)

10.5               Employment Agreement by and between Gary E. Wendt and the            Incorporated by reference to
                   Company dated as of May 10, 1996 (with Non-Competition Letter        Exhibit 10.5 to the Registration
                   effective May 10, 1996 attached as Exhibit A)                        Statement

10.6               Employment Agreement by and between Benedict A. Wittig and           Incorporated by reference to
                   the Company dated as of May 10, 1996 (with Non-Competition           Exhibit 10.6 to the Registration
                   Letter effective May 10, 1996 attached as Exhibit A)                 Statement

10.7               Employment Agreement by and between Timothy N. Tracey and the        Incorporated by reference to
                   Company dated as of March 24, 1997 (with Non-Competition             Exhibit 10.7 to the Registrant's
                   Letter effective March 27, 1997 attached as Exhibit A)               quarterly report on Form 10-QSB
                                                                                        for the quarter ended March 30,
                                                                                        1997

10.8               Technical Support and Cooperative Development Agreement by           Incorporated by reference to
                   and between the Company and Inter-Con/PC, Inc. effective             Exhibit 10.7 to the Registration
                   November 1, 1996 (with Exhibits A-C)                                 Statement

10.9               Technical Support and Cooperative Development Agreement with         Incorporated by reference to
                   Anonymous Data Control                                               Exhibit 10.9 to the Registrant's
                                                                                        quarterly report on Form 10-QSB
                                                                                        for the quarter ended September
                                                                                        30, 1997

10.10              Strategic Alliance, Bundling and Authorization to Replicate          Incorporated by reference to
                   Agreement with Miros, Incorporated                                   Exhibit 10.10 to the Registrant's
                                                                                        Annual Report on Form 10-KSB for
                                                                                        fiscal year ended December 31, 1997,
                                                                                        filed March 31, 1998 (the "1998
                                                                                        10-KSB")

10.11              Strategic Alliance Agreement with Keyware Technologies.              Incorporated by reference to
                                                                                        Exhibit 10.11 to the 1998 10-KSB

10.12              Certicom OEM Licensing Agreement                                     Incorporated by reference to

                                                                                        Exhibit 10.12 to the 1998 10-KSB

10.13              Strategic Alliance Agreement with Pinnacle Technology, Inc.          Incorporated by reference to
                                                                                        Exhibit 10.13 to the 1998 10-KSB

10.14              Strategic Alliance Agreement with Baraka Intercom, Inc.              Incorporated by reference to
                                                                                        Exhibit 10.14 to the 1998 10-KSB

10.15#             Aultimate Technology Marketing, Inc. Purchase, Supply and            Incorporated by reference to
                   Distributor Agreement                                                Exhibit 10.15 to the Registrant's
                                                                                        Quarterly Report on Form 10-QSB
                                                                                        for quarter ended March 31, 1998

10.16#             Warrant Agreement dated June 30 by and between the Company           Incorporated by reference to
                   and the Shaar Fund, Ltd.                                             Exhibit 10.16 to the Registrant's
                                                                                        Quarterly Report on Form 10-QSB
                                                                                        for quarter ended June 30, 1998
                                                                                        (the "June 30, 1998 10-QSB")

10.17#             Securities Purchase Agreement dated June 30 by and between           Incorporated by reference to
                   the Company and Shaar Fund, Ltd.                                     Exhibit 10.17 to the June 30,
                                                                                        1998, 10-QSB

10.18#             5% Convertible Debenture issued to Shaar Fund, Ltd.                  Incorporated by reference to
                                                                                        Exhibit 10.18 to the June 30,
                                                                                        1998, 10-QSB

10.19#             Registration Rights Agreement by and between the Company and         Incorporated by reference to
                   Shaar Fund, Ltd.                                                     Exhibit 10.19 to the June 30,
                                                                                        1998, 10-QSB

23.1               Consent of Divine, Scherzer & Brody, Ltd.                            Filed herewith

25.1               Power of Attorney (included in the signature page to the             Filed herewith
                   Registration Statement)


27.1               Financial Data Schedule                                              Filed herewith


# Confidential treatment requested pursuant to the Securities Exchange Act of 1934 as amended, Rule 24B(ii); Confidential portions of the Exhibits have been deleted and filed separately with the Securities and Exchange Commission.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SAC TECHNOLOGIES, INC.

Date:  March 31, 1999                       /s/ Barry M. Wendt
                                            ------------------------------------
                                            Barry M. Wendt,
                                            CHAIRMAN AND CHIEF EXECUTIVE OFFICER

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

Signature                                                         Date
---------                                                         ----

/s/ Barry M. Wendt                                           March 31, 1999
---------------------------------
Barry M. Wendt


/s/ Gary E. Wendt                                            March 31, 1999
---------------------------------
Gary E. Wendt
Chief Financial Officer and Director (Principal
Financial and Accounting Officer)

/s/ Benedict A. Wittig                                       March 31, 1999
---------------------------------
Benedict A. Wittig
Secretary and Director

/s/ Lonnie L. Hammargen                                      March 31, 1999
---------------------------------
Lonnie L. Hammargen
Director

                          ANNUAL REPORT ON FORM 10-KSB
                               Item 13(a)(1) List
                            FOR THE THREE YEARS ENDED
                                DECEMBER 31, 1998

                             SAC TECHNOLOGIES, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                           DECEMBER 31, 1997 AND 1998




The following financial statements of SAC Technologies, Inc. are included herein at the indicated page numbers:

                                                                                                           Page No.
                                                                                                          ------------
Report of Independent Certified Public Accountants                                                            F-1

Balance Sheets at December 31, 1997 and 1998                                                                  F-2

Statements of Operations - Years ended December 31, 1996, 1997 and 1998, and January 7, 1993 (date of
     inception) through December 31, 1998                                                                     F-3

Statement of Stockholders' Equity (Deficit) - Years ended December 31, 1996,
     1997 and 1998, and January 7, 1993 (date of inception) through December 31,
     1998                                                                                                     F-4

Statements of Cash Flows - Years ended December 31, 1996, 1997 and 1998, and January 7, 1993 (date of
     inception) through December 31, 1998                                                                     F-5

Notes to the Financial Statements - December 31, 1996, 1997 and 1998                                          F-6

Report of Independent Certified Public Accountants


Board of Directors and Stockholders
SAC Technologies, Inc.


We have audited the accompanying balance sheets of SAC Technologies, Inc. (a Minnesota corporation in the development stage) as of December 31, 1997 and 1998 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998, and the period January 7, 1993 (date of inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SAC Technologies, Inc. as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, and the period January 7, 1993 (date of inception) through December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as discussed in Note A to the financial statements, the Company is in the development stage and has not generated significant revenues since inception, and the Company has suffered recurring losses from operations and has a deficit in working capital that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note A. The financial statements do not include any adjustments that might result from this uncertainty.



/s/ Divine, Scherzer & Brody, Ltd.


Minneapolis, Minnesota
March 14, 1999

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                             BALANCE SHEETS (Note A)


                                     ASSETS

                                                                                  December 31,
                                                                          -----------------------------
                                                                             1997              1998
                                                                          -----------       -----------
CURRENT ASSETS
     Cash and cash equivalents (notes A2 and B)                           $ 3,351,753       $ 1,063,616
     Accounts receivable, less allowance for doubtful receivables
       of $99,000 and $158,000, (notes B and K)                                56,770            44,702
     Inventories (note A3)                                                    464,927           410,287
     Prepaid expenses                                                         110,760           121,875
                                                                          -----------       -----------

         Total current assets                                               3,984,210         1,640,480

EQUIPMENT AND FURNITURE AND FIXTURES - AT COST, less accumulated
     depreciation (notes A4 and C)                                            163,966           135,469

OTHER ASSETS (notes A4, A5 and D)                                              17,518           383,695
                                                                          -----------       -----------

                                                                          $ 4,165,694       $ 2,159,644
                                                                          ===========       ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Convertible debentures, less discount of $291,024
         (note F)                                                         $         -       $ 2,208,976
     Accounts payable (note K)                                                288,688           280,879
     Accrued liabilities (note E)                                             235,323           226,403
                                                                          -----------       -----------

         Total current liabilities                                            524,011         2,716,258

COMMITMENTS AND CONTINGENCIES (notes G and K)                                       -                 -

STOCKHOLDERS' EQUITY (DEFICIT) (notes H and K)
     Common stock - authorized, 20,000,000 shares of $.01 par value;
         issued and outstanding, 7,461,367 and 7,510,867 shares                74,614            75,109
     Additional contributed capital                                         7,241,690         8,960,135
     Deficit accumulated during the development stage                      (3,583,666)       (9,534,968)
     Unearned compensation (note A4)                                          (90,955)          (56,890)
                                                                          -----------       -----------
                                                                            3,641,693          (556,614)
                                                                          -----------       -----------

                                                                          $ 4,165,694       $ 2,159,644
                                                                          ===========       ===========


        The accompanying notes are an integral part of these statements.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        STATEMENTS OF OPERATIONS (Note A)

                                                                                                             January 7,
                                                                                                             1993 (date
                                                                                                                of
                                                                                                             inception)
                                                                 Years ended December 31,                     through
                                                     ------------------------------------------------         December
                                                        1996              1997               1998             31, 1998
                                                     -----------       -----------       ------------       ------------
Revenues (notes A1, B, D and K)
     Product sales                                   $         -       $   152,784       $    366,630       $    519,414
     Reimbursed research and
       development                                             -            36,000             10,200            284,506
     Technical support and other
       services                                           32,000           275,384              7,750            429,885
                                                     -----------       -----------       ------------       ------------
                                                          32,000           464,168            384,580          1,233,805
Costs and other expenses (note K)
     Cost of product sales (note
       A11)                                                    -           231,839          1,052,463          1,284,302
     Cost of technical support and
         other services                                   14,875           158,404              2,085            237,317
     Selling, general and
         administrative                                  422,681         2,297,148          3,314,701          6,108,336
     Research and development (note
         A7)                                             386,613           563,045          1,570,033          2,865,256
                                                     -----------       -----------       ------------       ------------
                                                         824,169         3,250,436          5,939,282         10,495,211
                                                     -----------       -----------       ------------       ------------

         Operating loss                                 (792,169)       (2,786,268)        (5,554,702)        (9,261,406)

Other income (expense)
     Interest income                                       4,288           196,351             99,876            300,515
     Interest expense                                    (35,607)           (3,897)          (496,476)          (535,980)
                                                     -----------       -----------       ------------       ------------
                                                         (31,319)          192,454           (396,600)          (235,465)
                                                     -----------       -----------       ------------       ------------

         NET LOSS (note J)                           $  (823,488)      $(2,593,814)      $ (5,951,302)      $ (9,496,871)
                                                     ===========       ===========       ============       ============

     Net loss per common share (notes A8 and H)
              Basic                                  $      (.18)      $      (.37)      $       (.79)      $      (1.75)
              Diluted                                       (.18)             (.37)              (.79)             (1.75)
                                                     ===========       ===========       ============       ============






        The accompanying notes are an integral part of these statements.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (Notes A and H)


                                                                                                                 Common Stock
                                                                                                         ---------------------------
                                                                                                                   Class A
                                                                                                         ---------------------------
                                                                                                           Shares          Amount
                                                                                                         ------------    -----------
     Sales of common stock January 7, 1993                                                                  1,575,000      $ 15,750
     Sale of common stock January 7, 1993 at $.02 per share                                                   675,000         6,750
     Contribution of services                                                                                       -             -
     Redemption of director and officers common stock August 4, 1995 at $0 per share                         (135,000)       (1,350)
     Sale of common stock August 4, 1995 at $.24 per share                                                    472,500         4,725
     Redemption of common stock August 4, 1995 at $.24 per share                                             (337,500)       (3,375)
     Sale of common stock December 22, 1995 at $.17 per share                                                 146,250         1,463
     Redemption of common stock December 22, 1995 at $.22 per share                                          (337,500)       (3,375)
     Net loss for the period from January 7, 1993 (date of inception) through December 31, 1995                     -             -
                                                                                                           ----------      --------

Balance as of December 31, 1995                                                                             2,058,750        20,588

     Conversion of Class A and B common stock into common stock                                            (2,058,750)      (20,588)
     Issuance of detachable warrants on May 17, 1996, in connection with bridge financing
       arrangements, valued at $25,000, to purchase 100,000 shares of common stock at $1.00 per share               -             -
     Sales of common stock during June and July, 1996 at $1.00 per share, less offering costs of
       $124,663                                                                                                     -             -
     Conversion of bridge notes plus accrued interest of $1,841 to common stock on June 28, 1996 at
       $1.00 per share                                                                                              -             -
     Compensation                                                                                                   -             -
     Unearned compensation amortized (note A4)                                                                      -             -
     Net loss for the year ended December 31, 1996                                                                  -             -
                                                                                                           ----------      --------

Balance as of December 31, 1996                                                                                     -             -

     Accrued interest contributed to capital by officer                                                             -             -
     Unearned compensation grant                                                                                    -             -
     Unearned compensation amortization                                                                             -             -
     Unearned compensation reversal related to employee terminations                                                -             -
     Exercise of stock options                                                                                      -             -
     Sales of common stock in February and March 1997 at $3.00 per share, less offering costs of
       $1,039,668                                                                                                   -             -
     Issuance of warrants on March 24, 1997, valued at $27,500 to purchase 25,000 shares of common
       stock at $3.00 per share                                                                                     -             -
     Net loss for the year ended December 31, 1997                                                                  -             -
                                                                                                           ----------      --------

Balance as of December 31, 1997                                                                                     -             -

     Unearned compensation grant                                                                                    -             -
     Unearned compensation amortization                                                                             -             -
     Exercise of stock options and warrants                                                                         -             -

     Issuance of stock options on April 13, 1998, valued at $352,650 to purchase 100,000 shares of
         common stock at $8.46 per share                                                                            -             -
     Fair market value of conversion feature on debenture issued June 30, 1998 (note F)                             -             -

     Issuance of warrants on June 30, 1998, valued at $432,000 to purchase 350,000 shares of common
       stock at $7.29 and $7.50 per share  (note F)                                                                 -             -

     Issuance of stock options on April 1, 1998 and September 15, 1998 valued at $237,500 to
       purchase 423,000 shares of common stock at $3.00 to $6.42 per share                                          -             -

     Net loss for the year ended December 31, 1998                                                                  -             -
                                                                                                           ----------      --------
Balance as of December 31, 1998                                                                                     -      $      -
                                                                                                           ==========      ========

                       [WIDE TABLE CONTINUED FROM ABOVE]

                                                                                                                  Common Stock
                                                                                                          --------------------------
                                                                                                                    Class B
                                                                                                          --------------------------
                                                                                                            Shares         Amount
                                                                                                          ------------   -----------

     Sales of common stock January 7, 1993                                                                  1,575,000     $ 15,750
     Sale of common stock January 7, 1993 at $.02 per share                                                   675,000        6,750
     Contribution of services                                                                                       -            -
     Redemption of director and officers common stock August 4, 1995 at $0 per share                         (135,000)      (1,350)
     Sale of common stock August 4, 1995 at $.24 per share                                                    472,500        4,725
     Redemption of common stock August 4, 1995 at $.24 per share                                             (337,500)      (3,375)
     Sale of common stock December 22, 1995 at $.17 per share                                                 146,250        1,463
     Redemption of common stock December 22, 1995 at $.22 per share                                          (337,500)      (3,375)
     Net loss for the period from January 7, 1993 (date of inception) through December 31, 1995                     -            -
                                                                                                           ----------     --------

Balance as of December 31, 1995                                                                             2,058,750       20,588

     Conversion of Class A and B common stock into common stock                                            (2,058,750)     (20,588)
     Issuance of detachable warrants on May 17, 1996, in connection with bridge financing
       arrangements, valued at $25,000, to purchase 100,000 shares of common stock at $1.00 per share               -            -
     Sales of common stock during June and July, 1996 at $1.00 per share, less offering costs of
       $124,663                                                                                                     -            -
     Conversion of bridge notes plus accrued interest of $1,841 to common stock on June 28, 1996 at
       $1.00 per share                                                                                              -            -
     Compensation                                                                                                   -            -
     Unearned compensation amortized (note A4)                                                                      -            -
     Net loss for the year ended December 31, 1996                                                                  -            -
                                                                                                           ----------     --------

Balance as of December 31, 1996                                                                                     -            -

     Accrued interest contributed to capital by officer                                                             -            -
     Unearned compensation grant                                                                                    -            -
     Unearned compensation amortization                                                                             -            -
     Unearned compensation reversal related to employee terminations                                                -            -
     Exercise of stock options                                                                                      -            -
     Sales of common stock in February and March 1997 at $3.00 per share, less offering costs of
       $1,039,668                                                                                                   -            -
     Issuance of warrants on March 24, 1997, valued at $27,500 to purchase 25,000 shares of common
       stock at $3.00 per share                                                                                     -            -
     Net loss for the year ended December 31, 1997                                                                  -            -
                                                                                                           ----------     --------

Balance as of December 31, 1997                                                                                     -            -

     Unearned compensation grant                                                                                    -            -
     Unearned compensation amortization                                                                             -            -
     Exercise of stock options and warrants                                                                         -            -

     Issuance of stock options on April 13, 1998, valued at $352,650 to purchase 100,000 shares of
         common stock at $8.46 per share                                                                            -            -
     Fair market value of conversion feature on debenture issued June 30, 1998 (note F)                             -            -

     Issuance of warrants on June 30, 1998, valued at $432,000 to purchase 350,000 shares of common
       stock at $7.29 and $7.50 per share  (note F)                                                                 -            -

     Issuance of stock options on April 1, 1998 and September 15, 1998 valued at $237,500 to
       purchase 423,000 shares of common stock at $3.00 to $6.42 per share                                          -            -

     Net loss for the year ended December 31, 1998                                                                  -            -
                                                                                                           ----------     --------
Balance as of December 31, 1998                                                                                     -     $      -
                                                                                                           ==========     ========

                       [WIDE TABLE CONTINUED FROM ABOVE]

                                                                                                                    Common Stock
                                                                                                            ------------------------
                                                                                                              Shares         Amount
                                                                                                            ----------     ---------
       Sales of common stock January 7, 1993                                                                         -       $    -
       Sale of common stock January 7, 1993 at $.02 per share                                                        -            -
       Contribution of services                                                                                      -            -
       Redemption of director and officers common stock August 4, 1995 at $0 per share                               -            -
       Sale of common stock August 4, 1995 at $.24 per share                                                         -            -
       Redemption of common stock August 4, 1995 at $.24 per share                                                   -            -
       Sale of common stock December 22, 1995 at $.17 per share                                                      -            -
       Redemption of common stock December 22, 1995 at $.22 per share                                                -            -
       Net loss for the period from January 7, 1993 (date of inception) through December 31, 1995                    -            -
                                                                                                             ---------      -------

  Balance as of December 31, 1995                                                                                    -            -

       Conversion of Class A and B common stock into common stock                                            4,117,500       41,176
       Issuance of detachable warrants on May 17, 1996, in connection with bridge financing
         arrangements, valued at $25,000, to purchase 100,000 shares of common stock at $1.00 per share              -            -
       Sales of common stock during June and July, 1996 at $1.00 per share, less offering costs of
$        124,663                                                                                               698,160        6,982
       Conversion of bridge notes plus accrued interest of $1,841 to common stock on June 28, 1996 at
         $1.00 per share                                                                                       201,840        2,018
       Compensation                                                                                                  -            -
       Unearned compensation amortized (note A4)                                                                     -            -
       Net loss for the year ended December 31, 1996                                                                 -            -
                                                                                                             ---------      -------

  Balance as of December 31, 1996                                                                            5,017,500       50,176

       Accrued interest contributed to capital by officer
       Unearned compensation grant                                                                                   -            -
       Unearned compensation amortization                                                                            -            -
       Unearned compensation reversal related to employee terminations                                               -            -
       Exercise of stock options                                                                                23,867          238
       Sales of common stock in February and March 1997 at $3.00 per share, less offering costs of
         $1,039,668                                                                                          2,420,000       24,200
       Issuance of warrants on March 24, 1997, valued at $27,500 to purchase 25,000 shares of common
         stock at $3.00 per share                                                                                    -            -
       Net loss for the year ended December 31, 1997                                                                 -            -
                                                                                                             ---------      -------

  Balance as of December 31, 1997                                                                            7,461,367       74,614

       Unearned compensation grant                                                                                   -            -
       Unearned compensation amortization                                                                            -            -
       Exercise of stock options and warrants                                                                   49,500          495

       Issuance of stock options on April 13, 1998, valued at $352,650 to purchase 100,000 shares of
           common stock at $8.46 per share                                                                           -            -
       Fair market value of conversion feature on debenture issued June 30, 1998 (note F)                            -            -

       Issuance of warrants on June 30, 1998, valued at $432,000 to purchase 350,000 shares of common
         stock at $7.29 and $7.50 per share  (note F)                                                                -            -

       Issuance of stock options on April 1, 1998 and September 15, 1998 valued at $237,500 to
         purchase 423,000 shares of common stock at $3.00 to $6.42 per share                                         -            -

       Net loss for the year ended December 31, 1998                                                                 -            -
                                                                                                             ---------      -------
  Balance as of December 31, 1998                                                                            7,510,867      $75,109
                                                                                                             =========      =======

                       [WIDE TABLE CONTINUED FROM ABOVE]

                                                                                                                         Deficit
                                                                                                                        accumulated
                                                                                                        Additional       during the
                                                                                                        contributed     development
                                                                                                          capital          stage
                                                                                                        ------------   ------------

       Sales of common stock January 7, 1993                                                            $  (22,750)    $    (8,747)
       Sale of common stock January 7, 1993 at $.02 per share                                               11,500               -
       Contribution of services                                                                             11,250               -
       Redemption of director and officers common stock August 4, 1995 at $0 per share                       2,700               -
       Sale of common stock August 4, 1995 at $.24 per share                                               215,550               -
       Redemption of common stock August 4, 1995 at $.24 per share                                        (151,424)              -
       Sale of common stock December 22, 1995 at $.17 per share                                             47,074               -
       Redemption of common stock December 22, 1995 at $.22 per share                                     (113,900)        (29,350)
       Net loss for the period from January 7, 1993 (date of inception) through December 31, 1995                -        (128,267)
                                                                                                        ------------   -------------

  Balance as of December 31, 1995                                                                                -        (166,364)

       Conversion of Class A and B common stock into common stock                                                -               -
       Issuance of detachable warrants on May 17, 1996, in connection with bridge financing
         arrangements, valued at $25,000, to purchase 100,000 shares of common stock at $1.00 per share     25,000               -
       Sales of common stock during June and July, 1996 at $1.00 per share, less offering costs of
         $124,663                                                                                          566,515               -
       Conversion of bridge notes plus accrued interest of $1,841 to common stock on June 28, 1996 at
         $1.00 per share                                                                                   178,990               -
       Compensation                                                                                        125,000               -
       Unearned compensation amortized (note A4)                                                                 -               -
       Net loss for the year ended December 31, 1996                                                             -        (823,488)
                                                                                                        ------------   -------------

  Balance as of December 31, 1996                                                                          895,505        (989,852)

       Accrued interest contributed to capital by officer                                                   10,960               -
       Unearned compensation grant                                                                         225,400               -
       Unearned compensation amortization                                                                        -               -
       Unearned compensation reversal related to employee terminations                                    (184,191)              -
       Exercise of stock options                                                                            70,384               -
       Sales of common stock in February and March 1997 at $3.00 per share, less offering costs of
         $1,039,668                                                                                      6,196,132               -
       Issuance of warrants on March 24, 1997, valued at $27,500 to purchase 25,000 shares of common
         stock at $3.00 per share                                                                           27,500               -
       Net loss for the year ended December 31, 1997                                                             -      (2,593,814)
                                                                                                        ------------   -------------

  Balance as of December 31, 1997                                                                        7,241,690      (3,583,666)

       Unearned compensation grant                                                                          58,520               -
       Unearned compensation amortization                                                                        -               -
       Exercise of stock options and warrants                                                              112,775               -

       Issuance of stock options on April 13, 1998, valued at $352,650 to purchase 100,000 shares of
           common stock at $8.46 per share                                                                 352,650               -
       Fair market value of conversion feature on debenture issued June 30, 1998 (note F)                  525,000               -

       Issuance of warrants on June 30, 1998, valued at $432,000 to purchase 350,000 shares of common
         stock at $7.29 and $7.50 per share  (note F)                                                      432,000               -

       Issuance of stock options on April 1, 1998 and September 15, 1998 valued at $237,500 to
         purchase 423,000 shares of common stock at $3.00 to $6.42 per share                               237,500               -

       Net loss for the year ended December 31, 1998                                                             -      (5,951,302)
                                                                                                        ----------   -------------
  Balance as of December 31, 1998                                                                       $8,960,135   $  (9,534,968)
                                                                                                        ==========   =============

                       [WIDE TABLE CONTINUED FROM ABOVE]

                                                                                                          Unearned
                                                                                                        compensation      Total
                                                                                                        ------------   ------------

     Sales of common stock January 7, 1993                                                               $       -     $         3
     Sale of common stock January 7, 1993 at $.02 per share                                                      -          25,000
     Contribution of services                                                                                    -          11,250
     Redemption of director and officers common stock August 4, 1995 at $0 per share                             -               -
     Sale of common stock August 4, 1995 at $.24 per share                                                       -         225,000
     Redemption of common stock August 4, 1995 at $.24 per share                                                 -        (158,174)
     Sale of common stock December 22, 1995 at $.17 per share                                                    -          50,000
     Redemption of common stock December 22, 1995 at $.22 per share                                              -        (150,000)
     Net loss for the period from January 7, 1993 (date of inception) through December 31, 1995                  -        (128,267)
                                                                                                         ---------     -----------

Balance as of December 31, 1995                                                                                  -        (125,188)

     Conversion of Class A and B common stock into common stock                                                  -               -
     Issuance of detachable warrants on May 17, 1996, in connection with bridge financing
       arrangements, valued at $25,000, to purchase 100,000 shares of common stock at $1.00 per share            -          25,000
     Sales of common stock during June and July, 1996 at $1.00 per share, less offering costs of
       $124,663                                                                                                  -         573,497
     Conversion of bridge notes plus accrued interest of $1,841 to common stock on June 28, 1996 at
       $1.00 per share                                                                                           -         181,008
     Compensation                                                                                         (125,000)              -
     Unearned compensation amortized (note A4)                                                              13,000          13,000
     Net loss for the year ended December 31, 1996                                                               -        (823,488)
                                                                                                         ---------     -----------

Balance as of December 31, 1996                                                                           (112,000)       (156,171)

     Accrued interest contributed to capital by officer                                                          -          10,960
     Unearned compensation grant                                                                                 -               -
     Unearned compensation amortization                                                                   (225,400)         62,254
     Unearned compensation reversal related to employee terminations                                        62,254               -
     Exercise of stock options                                                                             184,191          70,622
     Sales of common stock in February and March 1997 at $3.00 per share, less offering costs of
       $1,039,668                                                                                                -       6,220,332
     Issuance of warrants on March 24, 1997, valued at $27,500 to purchase 25,000 shares of common
       stock at $3.00 per share                                                                                  -          27,500
     Net loss for the year ended December 31, 1997                                                               -      (2,593,814)
                                                                                                         ---------     -----------

Balance as of December 31, 1997                                                                            (90,955)      3,641,683

     Unearned compensation grant                                                                           (58,520)              -
     Unearned compensation amortization                                                                     92,585          92,585
     Exercise of stock options and warrants                                                                      -         113,270

     Issuance of stock options on April 13, 1998, valued at $352,650 to purchase 100,000 shares of
         common stock at $8.46 per share                                                                         -         352,650
     Fair market value of conversion feature on debenture issued June 30, 1998 (note F)                          -         525,000

     Issuance of warrants on June 30, 1998, valued at $432,000 to purchase 350,000 shares of common
       stock at $7.29 and $7.50 per share  (note F)                                                              -         432,000

     Issuance of stock options on April 1, 1998 and September 15, 1998 valued at $237,500 to
       purchase 423,000 shares of common stock at $3.00 to $6.42 per share                                       -         237,500

     Net loss for the year ended December 31, 1998                                                               -      (5,951,302)
                                                                                                         ---------     -----------
Balance as of December 31, 1998                                                                          $ (56,890)    $  (556,614)
                                                                                                         =========     ===========


         The accompanying notes are an integral part of this statement.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                    STATEMENTS OF CASH FLOWS (Notes A and L)

                                                                                                                       January 7,
                                                                                                                      1993 (date of
                                                                                                                       inception)
                                                                                Years ended December 31,                through
                                                                       -----------------------------------------       December 31,
                                                                         1996        1997           1998                  1998
                                                                       ------------------------------------------      -------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
     Net loss                                                          $(823,488)   $(2,593,814)      $(5,951,302)      $(9,496,871)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation (note A4)                                            3,226         41,370            59,901           105,006
         Amortization (note A4)
              Unearned compensation                                       13,000         62,254            92,585           167,839
              Deferred financing costs (note F)                            4,167              -            80,400            84,567
              Interest expense amortization for the intrinsic
                  value of the beneficial conversion feature of
                  the convertible debenture (note F)                           -              -           400,376           400,376
         Allowance for doubtful receivables                                    -         99,000            59,000           158,000
         Write-down of  inventory (note A11)                                   -              -           600,000           600,000
         Revenues realized due to offset of billings against a
              stock repurchase                                                 -              -                 -          (170,174)
         Options issued for license rights                                     -              -           200,000           200,000
         Options issued in connection with distribution agreement              -              -           352,650           352,650
         Acquired research and development (note K)                            -              -                 -           117,000
         Warrants issued for services and other                                -         27,500           169,500           197,000
         Contribution of services                                              -              -                 -            11,250
         Other                                                             1,841         21,593                 -            23,434
         Change in assets and liabilities:
              Accounts receivable                                              -       (155,770)          (46,932)         (202,702)
              Inventories                                               (100,616)      (358,698)         (545,360)       (1,010,287)
              Prepaid expenses                                            (5,830)      (100,273)          (11,115)         (121,875)
              Accounts payable                                           212,950         69,434            (7,809)          280,879
              Accrued liabilities                                         11,157        234,103            (8,920)          237,363
                                                                       ---------    -----------       -----------       -----------
                                                                         139,895        (59,487)        1,394,276         1,430,326
                                                                       ---------    -----------       -----------       -----------

                  Net cash used in operating activities                 (683,593)    (2,653,301)       (4,557,026)       (8,066,545)

Cash flows from investing activities
     Capital expenditures                                                (38,747)      (163,400)          (31,404)         (240,475)
     Security deposits                                                    (2,650)        (8,101)                -           (12,984)
     Patents and trademarks                                               (4,534)             -                 -            (4,534)
                                                                       ---------    -----------       -----------       -----------

                  Net cash used for investing activities                 (45,931)      (171,501)          (31,404)         (257,993)

Cash flows from financing activities
     Net borrowings under short-term borrowing agreements                188,000       (330,000)                -          (117,000)
     Issuance of convertible bridge notes                                175,000              -                 -           175,000
     Issuance of convertible debentures                                        -              -         1,775,000         1,775,000
     Issuance of warrants and convertible debentures discount             25,000              -           725,000           750,000
     Deferred financing costs                                                  -              -          (312,977)         (312,977)
     Exercise of stock options and warrants                                    -         49,029           113,270           162,299
     Sales of common stock                                               573,497      6,368,393                 -         7,093,832
     Redemption of common stock                                                -              -                 -          (138,000)
     Deferred offering costs                                            (148,061)             -                 -                 -
                                                                       ---------    -----------       -----------       -----------
                  Net cash provided by financing activities              813,436      6,087,422         2,300,293         9,388,154
                                                                       ---------    -----------       -----------       -----------
                  NET INCREASE (DECREASE) IN CASH                         83,912      3,262,620        (2,288,137)        1,063,616

Cash and cash equivalents, beginning of period                             5,221         89,133         3,351,753                 -
                                                                       ---------    -----------       -----------       -----------
Cash and cash equivalents, end of period                               $  89,133    $ 3,351,753       $ 1,063,616       $ 1,063,616
                                                                       =========    ===========       ===========       ===========


 The accompanying notes are an integral part of these statements.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1996, 1997 and 1998


NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business

         SAC Technologies, Inc. was incorporated in Minnesota in January 1993. The Company develops and markets fingerprint identification technologies and products. The Company's technologies and products are marketed to original equipment manufacturers (OEM), system integrators, value-added resellers (VAR's), and distributors in the information management and access control markets. To date, the Company has focused on developing products for use by others in biometric applications for access control and information security applications. The Company is a development stage enterprise that conducts its operations from Minneapolis, Minnesota and Las Vegas, Nevada.

         Basis of Presentation

         Broad commercial acceptance of the Company's products by customers and end users is critical to the Company's success and ability to generate revenues. The Company has limited sales to date, principally to affiliates of the Company (see notes B and K), and has accumulated losses since inception of $9,496,871, of which $5,951,302 were incurred during 1998. The Company believes operating losses will continue. As of December 31, 1998 there was a $1,075,778 deficit in working capital. The Company believes its existing cash will not be adequate to fund expansion and distribution of its product offerings.

         During January 1999, the Company received a notice of delisting from NASDAQ due to not meeting minimum capitalization and net asset provisions. The Company has been granted an oral hearing to be held on April 15, 1999. If the Company is not in compliance with the continued listing requirements applicable to the NASDAQ by such date, or if its plan to acheive compliance is not accepted by NASDAQ, its shares will likely be delisted from the NASDAQ SmallCap Market. A delisting of the Company's securities could significantly impair the Company's ability to obtain additional financing. The Company estimates it needs to increase its net assets as defined by NASDAQ by $6,000,000 to maintain the minimum net asset requirement through December 31, 1999.

         If the Company was delisted from NASDAQ, it would put the Company in default under the terms of the Company's $2,500,000 convertible debenture and could cause an acceleration of the repayment thereof. The Company does not currently have the necessary funds to repay the $2,500,000 convertible debenture. Should demand for repayment not be made, the Company estimates its exististing cash will only last until second quarter 1999 based on the Company's current cash burn rate.

         Management is in discussions with certain institutional and accredited investors with respect to an investment in the company of at least $3,000,000 to $5,000,000 of additional funds to support its operations. The Company is also in discussions with the convertible debenture holder to request a conversion of some on all of their debenture into convertible preferred stock. The Company believes the combination of the above initiatives may bring it back into compliance with NASDAQ. No assurance can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained to meet its needs, or that such financing would not be dilutive to existing stockholders. Also, no assurance may be given that the debenture holder will convert any of their indebtedness to convertible preferred stock, or do so without a significant cost to the Company.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1996, 1997 and 1998


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         CONTINUED

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The matters described in the preceding paragraphs raise substantial doubt about the Company's ability to continue as a going concern. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company advancing beyond the development stage, which in turn is dependent upon the Company's ability to obtain additional financing, meet its financing requirements on a continuing basis, and succeed in its future operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence

         Summary of Significant Accounting Policies

         A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

         1.   Revenue Recognition

         Revenue is recognized from product sales and services when a product is shipped or the services are provided, the sales price is fixed, and when collection is considered probable. Where collectibility is considered doubtful, revenue is recognized on the basis of cash received (see note K).

         2.   Cash and Cash Equivalents

         The Company includes as cash equivalents certificates of deposit and all other liquid investments with a maturity of three months or less, when purchased.

         3.   Inventories

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The Company's inventories consist principally of component parts ready for final assembly.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1996, 1997 and 1998


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

         6.   Advertising Expense

         The Company expenses the costs of advertising as incurred. Advertising expenses for the years ended December 31, 1996, 1997 and 1998, and the period January 7, 1993 (date of inception) through December 31, 1998 were $115, $362 and $144,672 and $145,149, respectively.

         7.   Research and Development Expenditures

         All costs related to development of new products are charged to expense as incurred. Such costs are required to be expensed until technological feasibility and proven marketability of the product are established. There have been no costs capitalized post technological feasibility.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1996, 1997 and 1998


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         CONTINUED

         8.   Loss per Common Share

         Loss per common share is computed pursuant to Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the number of weighted average common shares outstanding (4,565,206, 7,047,190, 7,494,647 and 5,434,803 shares for the years ended December 31, 1996, 1997 and 1998, and the period from January 7, 1993 (date of inception) to December 31, 1998, respectively). Diluted loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average common shares, and when dilutive, the dilutive effect of options and warrants outstanding are included using the treasury stock method. There was no difference between basic and dilutive loss per share for all periods presented as the impact would have been antidilutive.

         9.   Income Taxes

         The Company provides for income taxes based on income reported for financial reporting purposes. Certain charges to earnings differ as to timing from those deducted for tax purposes; these relate primarily to revenue recognition and net operating loss carryforwards. The tax effect of these differences are recorded as deferred income taxes.

         10.  Accounting for Stock Based Compensation

         As permitted under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company accounts for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion 25, AAccounting for Stock Issued to Employees@ (APB 25). The Company provides pro forma disclosures of net loss and loss per share as if the fair value basis method prescribed in SFAS 123 had been applied in measuring compensation expense (see note H).

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

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1996, 1997 and 1998


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         CONTINUED

         11.  Use of Estimates

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

         The Company's financial statements are based on a number of estimates, including a $600,000 write-down of inventories to estimated net realizable value during 1998. It is reasonably possible that such estimate could materially change in the forthcoming year and such revisions could be material.

         Significant estimates were also recorded for the estimated fair values of the conversion feature of a convertible debenture issued during 1998 (see note F), capitalized deferred offering costs (see note D) recoverability of future royalty committments (see Note G) and the estimated fair values of various stock options and warrants granted during 1997 and 1998 (see notes F and H).

NOTE B - CONCENTRATIONS

         The Company sells its products principally to entities operating in the security industry. Significant concentrations follow:


                                                                                                           January 7,
                                                                                                          1993 (date of
                                                                                                           inception)
                                                                                                            through
                                                                          December 31,                      December
                                                            -----------------------------------------       31, 1998
                                                               1996           1997           1998            1999
                                                            -----------    -----------    -----------     -----------
        Percentage of total revenues during the year
             ATM (an affiliate)                                     -  %           -  %           64 %        20 %
             Jasper (an affiliate)                                  -             26              14          50
             Inter-Con/PC (an affiliate)                          100             38               -          17

        Outstanding accounts receivable, before
          allowances

             ATM                                            $       -      $       -       $  37,665           N/A
             Jasper                                                 -        155,770         135,958           N/A
             Inter-Con/PC                                           -              -               -           N/A

         During the years ended December 31, 1997 and 1998, the Company recorded provisions for uncollectible accounts of $99,000 and $73,125.

         The Company maintains its cash balances in two financial institutions in Minnesota and Nevada. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000.

         See note K for additional related party transactions.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1996, 1997 and 1998


NOTE C - EQUIPMENT AND FURNITURE AND FIXTURES

                                                                              December 31,
                                                                         ----------------------
                                                                           1997          1998
                                                                         --------      --------
           Equipment                                                     $176,600      $205,118
           Furniture and fixtures                                          32,471        35,357
                                                                         --------      --------
                                                                          209,071       240,475
           Less accumulated depreciation                                   45,105       105,006
                                                                         --------      --------

                                                                         $163,966      $135,469
                                                                         ========      ========

NOTE D - OTHER ASSETS

                                                                              December 31,
                                                                         ----------------------
                                                                           1997          1998
                                                                         --------      --------
           Security deposits                                             $ 12,984      $ 12,984
           Patents pending                                                  4,534         4,534
           Deferred finance costs, less accumulated amortization of
             $46,800 as of December 31, 1998 (see notes A4 and F)               -       233,200
           Deferred offering costs (see note A11)                               -       132,977
           Investment in affiliate (see note A5 and see below)                  -             -
                                                                         --------      --------

                                                                         $ 17,518      $383,695
                                                                         ========      ========

         Deferred offering costs were incurred in connection with a December 1998, amended February 12, 1999, private placement of the Company's securities which did not materialize. The Company has had ongoing discussions with the placement agent for the transaction. If the Company is unable to secure financing in connection with the work performed related to this offering, the deferred financing costs will be written-off.

         During October 1996, the Company contributed its "Set Top Box" technology to Inter-Con/PC for an initial 50% (approximately 35% as of December 31, 1998) ownership interest in Inter-Con/PC. Inter-Con/PC is a development stage enterprise founded in June 1996 to market and distribute the "Set Top Box" and related products.

         Costs associated with the development of the "Set Top Box" technology prior to contribution have been expensed as research and development costs since the technology had not reached technological feasibility and proven marketability as of the date of transfer. Accordingly, the Company's capitalized cost basis in the technology as of the date of contribution was $0. Inter-Con/PC had no earnings through December 31, 1998.

         The Company entered into a technical support agreement with Inter-Con/PC for a fee of up to $20,000 per month. During March 1998, the Company and Inter-Con/PC reached an agreement in principle to terminate the technical support agreement. The Company has not recorded revenue from the technical support agreement since November 1997. During the fourth quarter of 1997, the Company wrote-off $42,621 of receivables from Inter-Con/PC. See notes B and K for disclosures of revenue from Inter-Con/PC.

         Subsequent to year-end, the Company sold 50% of its investment in Inter-Con/PC for $90,000. The $90,000 gain on sale will be included in earnings for 1999.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1996, 1997 and 1998


NOTE E - ACCRUED LIABILITIES

                                                                              December 31,
                                                                         ----------------------
                                                                           1997          1998
                                                                         ---------     --------
           Compensation                                                  $232,105      $106,241
           Interest                                                             -        62,500
           Deferred revenues                                                    -        27,665
           Other                                                            3,218        29,997
                                                                         --------      --------

                                                                         $235,323      $226,403
                                                                         ========      ========

         Included in accrued compensation as of December 31, 1997 and 1998 are $218,438, and $92,574 relating to severance agreements payable through July 31, 1999.

NOTE F - CONVERTIBLE DEBENTURES

         On June 30, 1998, the Company sold to Shaar Fund, Ltd., an international investment fund, $2,500,000 of 5% (effective rate of 16%) convertible debentures due June 30, 2001, and detachable warrants. At the Company's option, an additional $1,000,000 of 5% convertible debentures may be sold to Shaar Fund, Ltd. if certain targets are met, including certain minimum share price and trading volume levels for the Company's common stock. As of the date of this report, none of the targets have been met. No assurances can be given that the Company will meet targets to be able to exercise the option on the $1,000,000 of additional convertible debentures discussed above.

         The debentures are convertible into shares of the Company's common stock in increments beginning 120 days from October 28, 1998 and are fully convertible after 181 days. The conversion price equals the lesser of (a) $7.15 (110% of the closing bid price of the common stock on June 29, 1998), or (b) the average closing bid price for a five-day period ending the day prior to the notice of conversion multiplied by a discount factor, which increases over time from 15% to 22% (20% at December 31, 1998). The convertible debentures are redeemable at the option of the Company under certain circumstances. Interest on the convertible debentures is not convertible.

         The Company was obligated to file, and has filed, a registration statement (not yet effective) covering the resale of the shares of common stock underlying the debentures and the detachable warrants, among other securities. However, since the registration statement is not yet effective the Company is subject to late filing penalties commencing December 27, 1998 of $25,000 and $50,000 per month thereafter ($153,333 as of March 14, 1999).

         The convertible debenture agreement contains certain dilution and conversion price adjustment provisions if certain events occur, as defined. In the event of repayment, the Company is subject to certain repayment costs of up to 24% of the principal amount repaid. In addition, the Company is required to meet certain covenants, including the maintenance of its listing in the NASDAQ Small Cap Market. As discussed at note A, the Company is not in compliance with the NASDAQ Small Cap Market listing requirements. Accordingly, the convertible debentures have been classified as a current liability in the accompanying financial statements. Additionally, in the event of a delisting of the Company's common stock, the interest rate for the debentures will increase from 5% to 9%.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1996, 1997 and 1998


NOTE F - CONVERTIBLE DEBENTURES - CONTINUED

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

         In connection with the convertible debentures, the Company also granted a warrant to purchase 100,000 shares of common stock to Shaar Fund, Ltd. The $200,000 estimated fair market value of the warrant has been reflected as a discount to the 5% convertible debentures issued and will be amortized as additional interest expense over the term of the debentures. In connection with this transaction, a warrant to purchase 200,000 shares of common stock was also issued to Tuschner & Company, Inc. (TCI), underwriter for the Company's initial public offering, as part of an agreement in which TCI agreed to waive all future rights of first refusal to sell the Company's securities; the right to 66,000 of such shares vests immediately and the right to 134,000 of such shares vests upon the occurrence of certain events discussed at note G. The $132,000 estimated fair market value of the portion of the warrant which vested immediately has been reflected as a component of selling, general and administrative expenses for the year ended December 31, 1998. The $268,000 estimated fair market value of the remaining portion of the warrant which did not vest immediately may be offset against proceeds from a future public offering, if one occurs. For accounting purposes, the Company has not reflected this amount as a deferred finance cost with a corresponding increase to stockholders' equity as it believes it is more appropriate to offset such amounts against proceeds of a public offering, since such an offering is not assured. See note G for an additional commitment made to TCI.

NOTE G - COMMITMENTS AND CONTINGENCIES

         Lease Agreements

         The Company operates from leased facilities under noncancelable operating leases that expire during May 2002 for its Minnesota location and February 2000 for its Nevada location. The Company pays for property taxes, maintenance, insurance, and other occupancy expense applicable to the leased premises.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1996, 1997 and 1998


NOTE G- COMMITMENTS AND CONTINGENCIES - CONTINUED

         Minimum rental commitments of non-cancelable operating leases are approximately as follows:

                Year ending December 31,
                ------------------------
                    1999                                                           $ 76,000
                    2000                                                             48,000
                    2001                                                             44,000
                    2002                                                             19,000
                                                                                   --------

                                                                                   $187,000
                                                                                   ========

             Rental expense was as follows:

                Year ended December 31,
                ------------------------
                    1996                                                           $ 24,571
                    1997                                                             84,631
                    1998                                                             80,276

                January 7, 1993 (date of inception) through December 31,1998        206,572

         Inventory Purchase Commitments and License Fees

         The Company has entered into various technology license agreements. The Company has committed to pay approximately $140,000 to certain of the licensors of the technology during 1999 and $25,000 in 2000, for the per unit cost of imbedding such technologies into the Company's products at agreed upon minimum levels, and for the purchase of inventory from such companies. In order to maintain exclusivity as it relates to the biometric industry for two technology licenses through 2000, the Company is required to purchase an additional $325,000 and $375,000 of products during 1999 and 2000, respectively.

         See note K for information regarding the licensing/royalty agreement with Jasper.

         Employment Agreements

         The Company has employment agreements with four individuals. The employment agreements contain non-compete clauses that prohibit the employees from being employed by a competitor of the Company. The non-compete clause is in effect for two years for voluntary terminations and three years for terminations with cause. In the event of "constructive termination," as defined, the agreements provide each employee with up to three years salary (as of December 31, 1998) reduced by one month for each month thereafter until December 31, 1999, at which time the amount of severance is two years. As of December 31, 1998, the aggregate commitment approximates $1,656,000.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1996, 1997 and 1998


NOTE G - COMMITMENTS AND CONTINGENCIES - CONTINUED

         Future Public Offering Costs

         On June 30, 1998, the Company entered into an agreement with TCI, the Company's primary market maker and original underwriter, whereby TCI agreed to waive all future rights of first refusal to sell the Company's securities. In exchange for this, the Company agreed to pay TCI $100,000, of which $34,000 was paid after closing on the sale of convertible debentures and $66,000 will be due if the Company closes a future public offering. Payment of the $100,000 would be reduced by any amount TCI might receive as a non-accountable expense allowance if a future public offering occurs.

         Other

         On September 30, 1998, the Company entered into a one year agreement with a firm to help the Company develop a strategic growth plan and to enhance shareholder value. The Company will pay the firm $10,000 a month for their services and, the Company granted the firm an option to purchase 375,000 shares of its common stock at $3.00 per share.

         The Company is subject to certain lawsuits and other claims arising out of the conduct of its business. In the opinion of management, such matters are without merit or are of such a kind or involve such amounts that they would not have a material effect on the financial position or results of operations of the Company.

NOTE H - STOCKHOLDERS' EQUITY

         Initial Public Offering

         During the quarter ended March 31, 1997, the Company completed an initial public offering of 2,420,000 shares of its common stock at $3.00 per share resulting in gross proceeds of $7,260,000 before deduction of offering expenses.

         1996 Stock Option Plan

         During May 1996, the Board of Directors and stockholders of the Company adopted the 1996 Stock Option Plan (the Plan). Under the Plan, 750,000 (375,000 pre-stock dividend) shares of common stock may be issued to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 100% of fair market value for incentive stock options and 85% for all others. Pursuant to the Plan, the term of incentive stock options and nonstatutory stock options granted may not exceed ten years. Options issued under the Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined, all options outstanding vest immediately and are exercisable for their remaining terms. The Plan terminates in May 2006.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1996, 1997 and 1998


NOTE H - STOCKHOLDERS' EQUITY - CONTINUED

         1996 Stock Option Plan - Continued

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

         Non-Plan Stock Options

         From time to time the Company grants options outside of the 1996 Plan. As of December 31, 1998 there were non-plan options outstanding to acquire 498,000 shares.

         Summary Option Information

         The following table summarizes option activity:

                                                                                                       Weighted
                                                     Number of shares                 Range of         average
                                            --------------------------------         exercise          exercise
                                             1996 plan    Non-plan     Total           prices          price
                                            -----------   --------     -----          --------         --------
             Balance, December 31,
                  1995                              -            -           -       $           -      $     -

                  Granted                     346,000            -     346,000         1.00 - 1.13         1.12
                                             --------      -------    --------

             Balance, December 31,
                  1996                        346,000            -     346,000         1.00 - 1.13         1.12

                  Granted                     458,166            -     458,166         3.21 -10.75         5.09
                  Exercised                   (25,000)           -     (25,000)        1.00 - 4.43         2.49
                  Expired or canceled        (328,000)           -    (328,000)        1.12 - 4.43         3.12
                                             --------      -------    --------

             Balance, December 31,
                  1997                        451,166            -     451,166         1.00 -10.75         3.63

                  Granted                     150,500      523,000     673,500         3.00 -10.75         4.62
                  Exercised                   (42,000)           -     (42,000)        1.13 - 3.22         2.52
                  Expired or canceled         (85,332)     (25,000)   (110,332)        1.13 -10.75         9.18
                                             --------      -------    --------

             Balance, December 31,
                  1998                        474,334      498,000     972,334         1.00 -10.75         3.74
                                              ========     =======    ========

             Available for grant,
                  December 31, 1998           208,666            -     208,666
                                              =======      =======    ========

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1996, 1997 and 1998


NOTE H - STOCKHOLDERS' EQUITY - CONTINUED

         Summary Option Information - Continued

         The weighted average fair values of all options granted during the years ended December 31, 1996, 1997 and 1998 were $.83, $6.37 and $4.99 per share, respectively.

         Additional information regarding options outstanding as of December 31, 1998 follows:

                                                     Weighted          Weighted                             Weighted
                                                      average           average                             average
                Range of           Number of         exercise          remaining           Number           exercise
             exercise prices        options            price             life            exercisable         price
             ----------------     ------------      ------------     --------------     ------------      -----------
                $1.00-1.13          258,000         $    1.12               4.58          258,000            $1.12
                 3.00-4.44          506,000              3.24               5.75          113,150             3.19
                 6.42-8.56          181,000              7.80               5.90           98,600             8.17
                     10.75           27,334             10.75                247           20,134            10.75

         During 1997 and 1998, options for 360,000 and 40,000 shares, respectively were granted to employees at per share exercise prices less than the fair market value of the common stock at the date of issuance. The difference between the option exercise price and estimated fair value of common stock at the date of grant for these options was $225,400 and $58,520, respectively and has been reflected as unearned compensation in the Company's financial statements, to be recognized as expense over the vesting terms of the related stock option agreements. In connection with certain employee terminations, $184,191 of unearned compensation was reversed during 1997, with no resulting impact to the statement of operations.

         During 1996, 1997 and 1998, options for 268,000, 0 and 523,000 shares, respectively were granted to consultants and strategic partners. The estimated fair value of these options were $125,000, $0 and $590,150, respectively.

         Option Proforma Information

         Pursuant to SFAS 123 (see note A10), the Company has elected to continue to follow APB 25 for accounting for its employee stock options. Under APB 25, no compensation expense is recognized for employee stock option grants where the stock option exercise price equals the market price of the underlying stock on the date of grant.

         SFAS 123 requires the use of an option valuation model to determine the value of options granted. The Company utilizes the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1996, 1997 and 1998


NOTE H - STOCKHOLDERS' EQUITY - CONTINUED

         If the Company would have accounted for its employee and director stock option grants pursuant to the fair value method prescribed by SFAS 123, the Company's net loss and net loss per share for the periods ended December 31, would have been as follows:

                                                                                                           January 7,
                                                                                                          1993 (date of
                                                                                                           inception)
                                                           Years ended December 31,                          through
                                            -------------------------------------------------------          December
                                                 1996               1997                 1998               31, 1998
                                            ---------------     --------------      ---------------      ---------------
           Net loss
                As reported                  $   (823,488)       $(2,593,814)        $ (5,951,302)       $  (9,496,871)
                Proforma                         (842,488)        (2,625,814)          (6,120,302)          (9,716,871)

           Net loss per common
             share
                As reported
                    Basic                            (.18)              (.37)                (.79)               (1.75)
                    Diluted                          (.18)              (.37)                (.79)               (1.75)
                Proforma
                    Basic                            (.18)              (.37)                (.82)               (1.79)
                    Diluted                          (.18)              (.37)                (.82)               (1.79)

         The assumptions utilized to determine the fair value of each option grant is estimated on the date of grant using the following weighted average assumptions:

                                                                      1996              1997              1998
                                                                   ------------      ------------     ----------
           Risk free interest rate                                   6.00 %            6.25 %             4.70 %
           Expected life of options (in years)                       4.00              4.00               4.00
           Expected dividends                                           -                 -                  -
           Volatility of stock price                                    - %              93 %              133 %

           The effects of applying SFAS 123 for pro forma disclosures for 1996, 1997 and 1998 are not likely to be representative of the effects on reported net loss and net loss per share for future years, because options vest over several years and additional awards generally are made each year.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1996, 1997 and 1998


NOTE H - STOCKHOLDERS' EQUITY - CONTINUED

         Warrants

         Warrant activity is summarized as follows:

                                                                                                      Exercisable at
                                                                     Price per         Expiration      December 31,
                                                   Outstanding         share              date             1998
                                                 --------------    --------------    -------------    --------------
           Balance December 31, 1995                         -       $         -                -                 -

                Granted to bridge
                    noteholders                         92,500         1.00-3.00             1999            92,500
                Granted to TCI                          83,278              3.00             2001            83,278
                                                 --------------

           Balance December 31, 1996                   183,278

                Granted to consultants                  25,000              3.00             2004            25,000
                Granted to TCI                          88,938              3.60             2002            88,938
                                                 --------------

           Balance, December 31, 1997                  297,216

                Granted in connection                  150,000              7.29             2003           150,000
                    with financing (see
                    note F)
                Granted to TCI (see notes
                    F and G)                           200,000              7.50             2005            66,000
                Exercised                               (7,500)             1.00                -                 -
                                                 --------------                                       --------------

           Balance, December 31, 1998                  639,716                                              505,716
                                                 ==============                                       ==============

           Exercised through December
                31, 1998                                                                                      7,500
                                                                                                      ==============

         The estimated fair value of the warrants granted was $125,000, $27,500 and $432,000, respectively.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1996, 1997 and 1998


NOTE I - PROFIT SHARING PLAN AND TRUST

         During the year ended December 31, 1997, the Company implemented the SAC Technologies, Inc. 401(k) Profit Sharing Plan and Trust which covers substantially all of its employees. Participants may elect to enter into salary reduction agreements with the Company for a portion of their compensation. The plan authorizes the Board of Directors of the Company to annually authorize contributions, out of earnings and profits. For the years ended December 31, 1997 and 1998, contributions to the plan totaled $52,396 and $53,054, respectively. There were no contributions made by the Company during 1997 or 1998.

NOTE J - INCOME TAXES

         Deferred taxes consist of the following:

                                                                                     December 31,
                                                                   ------------------------------------------------
                                                                      1996              1997              1998
                                                                   ------------      ------------     -------------
           Short-term asset
                Allowances for doubtful receivables                $        -        $     40,000     $     62,000
                Accrued Compensation                                        -              76,000           35,000
                                                                   ------------      ------------     -------------
                                                                            -             116,000           97,000
                Less valuation allowance                                    -             116,000           97,000
                                                                   ------------      ------------     -------------

                                                                   $        -        $          -     $          -
                                                                   ============      ============     =============

           Long-term asset
                Depreciation and other                             $        -        $          -     $     (4,000)
                Revenue recognition                                   157,000             150,000          141,000
                Income tax credits                                          -              20,000           38,000
                Net operating loss carryforwards                      209,000           1,158,000        3,390,000
                                                                   ------------      ------------     -------------
                                                                      366,000           1,328,000        3,565,000

                Less valuation allowance                              366,000           1,328,000        3,565,000
                                                                   ------------      ------------     -------------

                                                                   $        -        $          -     $           -
                                                                   ============      ============     =============

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

         As of December 31, 1998, the Company has federal net operating loss carryforwards of approximately $8,800,000 and Minnesota net operating loss carryforwards of approximately $8,200,000. These operating losses expire between 2008 and 2018. Net operating loss carryforwards available to offset future taxable income may be subject to the limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1996, 1997 and 1998


NOTE K- RELATED PARTY TRANSACTIONS

         Jasper

         BACKGROUND

         Jasper Consulting, Inc. ("Jasper") was a stockholder of the Company from inception through December 1995. Jasper has a cross license agreement with the Company for FIDS technology (see below), and has purchased products and services from the Company over the years. FIDS technology was previously a significant component of the Company's product offerings. The Company has replaced the FIDS technology with internally developed Vector Segment technology. The Company is evaluating the impact of the above on potential required royalty payments to Jasper in each of the respective party's defined markets.

         Jasper agreed to fund research and development for the Company's products from inception through April 1996 principally in consideration of an assignment of the patent rights to the FIDS technology. However, most of this funding was provided by the Company. Research and development funding after this date was the responsibility of the Company. The Company maintains the patent and the intellectual property rights if any to the non - FIDS technologies.

         Through 1996, the Company had billed various amounts for reimbursement under a development arrangement with Jasper. Jasper had not paid the majority of these billings. At such time, the Company believed Jasper did not have the financial wherewithal to pay for such amounts. Therefore, realizability of the outstanding billings to Jasper was not assured and was not recognized as revenue.

         Should such outstanding billings to Jasper be collected in the future, they will be reflected in income upon receipt. As of December 31, 1997 and 1998, there were approximately $407,000 and $404,000, respectively of outstanding billings (not yet recognized as revenues for financial statement purposes) to Jasper.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1996, 1997 and 1998


NOTE K- RELATED PARTY TRANSACTIONS - CONTINUED

         Total costs incurred pursuant to the development arrangement with Jasper were $72,471, $0, $0 and $404,118 for the years ended December 31, 1996, 1997 and 1998, and for the period January 7, 1993 (date of inception) through December 31, 1998.

         Accounts receivable from Jasper as of December 31, 1997 and 1998, excluding the $407,000 and $404,000 of uncollected billings (discussed above), respectively, were $156,895 and $135,958, respectively.

         FIDS LICENSE AGREEMENT WITH JASPER

         The following are the more significant terms and conditions of the FIDS license arrangement with Jasper:

         * The Company and Jasper have the exclusive worldwide license rights to each other's technologies, as defined.

         * The Company is to pay a $30.50 per unit royalty to Jasper for all sales made by the Company of products utilizing the FIDS technology.

         * The Company is to receive a $30.00 per unit royalty from Jasper for sales made by Jasper of products utilizing the FIDS technology.

         * Jasper receives all rights to future modifications made by the Company to the FIDS technology.

         * The Company may not sell, assign, or transfer its FIDS technology or grant sublicenses without consent of Jasper. In the event of sale, assignment, transfer, or sublicense of FIDS technology by the Company, 42% of any sales proceeds are required to be remitted to Jasper and 10% to be retained to fund ongoing development. Additionally, in the event of sale, assignment, transfer, or sublicense of FIDS technology by Jasper, 42% of any sales proceeds are required to be remitted to the Company, with 10% of such amount to be utilized to fund ongoing development.

         * The term of the agreement expires the later of April 2016 or the date of the last patent to expire (as of December 31, 1998 no patents were issued, and none can be assured of being issued).

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1996, 1997 and 1998


NOTE K- RELATED PARTY TRANSACTIONS - CONTINUED

         ATM
         ---

         Certain brokers of TCI, the Company's primary market maker, are principal stockholders and members of management of Aultimate Technology Marketing (ATM). Effective April 13, 1998, the Company signed a Distribution Agreement with ATM. Terms of the agreement include preferential pricing, and commitments by ATM as a distributor to purchase certain minimum quantities.

         In connection with the above, ATM granted the Company an option to acquire up to 400,000 shares of its common stock at $.25 per share, exercisable for seven years; and the Company granted ATM an option to purchase 100,000 shares of its common stock at $8.46 per share.

         During December 1998, the Company entered into a letter of intent with ATM whereby the Company agreed to license from ATM the rights to certain technology developed by ATM to interface with the Company's product. The Company is to pay 10%, and in certain circumstances 1%, as a royalty to ATM under this license agreement. There were no royalties under this agreement during 1998.

         Other
         -----

                                                                                                          January 7,
                                                                                                        1993 (date of
                                                                                                          inception)
                                                               Years ended December 31,                     through
                                                    -----------------------------------------------      December 31,
                                                       1996              1997             1998               1998
                                                    ------------     -------------     ------------      ------------
        Revenues recognized from (note B):
              Jasper                                   $      -       $   211,918       $   54,350       $   619,325
              Inter-Con/PC (note D)                      32,000           177,494                -           209,494
              ATM
                                                              -                 -          244,979           244,979
        Purchase of optics technology                         -                 -                -           117,000
        Purchase of component parts from a
             Company previously owned by a
             stockholder                                 21,434            35,355          252,077           308,866

        Rent, assembly, and computer
             aided design services acquired
             from an affiliate                                -                 -                -            77,049
        Equipment purchased from a stockholder
                                                              -                 -                -             5,000

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1996, 1997 and 1998


NOTE K - RELATED PARTY TRANSACTIONS - CONTINUED

         Included in accounts receivable as of December 31, 1997 and 1998 are $156,895 and 139,420, respectively of amounts due from Jasper. Included in accounts receivable as of December 31, 1998 is $37,665 due from ATM, of which $27,665 has been reflected as deferred revenues.

         In addition, the Company had transactions with IR & D (a principal stockholder and director of the Company was previously an owner and a director of IR & D through August 12, 1998). Accounts receivable from IR & D as of December 31, 1998 was $12,271. Accounts payable to IR & D as of December 31, 1997 and 1998 were $6,018 and $12,060, respectively.

         See notes F and G for transactions with TCI.

NOTE L - SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

                                                                                                       January 7,
                                                                                                      1993 (date of
                                                                                                       inception)
                                                               Years ended December 31,                  through
                                                     ---------------------------------------------    December 31,
                                                        1996             1997            1998             1998
                                                     ------------    -------------    ------------    --------------
           Cash paid for:
                Interest                             $    24,564     $      3,980       $       -      $     28,544
                Income taxes                                   -                -               -                 -

           Noncash Financing Activities:
                Offset deferred offering
                    costs against the
                     proceeds of the
                    initial public
                    offering                                   -          148,061               -           148,061
                Accrued interest
                    contributed to
                    capital by officer                         -           10,960               -            10,960
                Conversion of bridge notes into
                    common stock                         179,167                -               -           179,167
                Common stock
                    repurchases offset
                    by a reduction in
                    amounts billed to
                    Jasper for research
                    and development                            -                -               -           170,174

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1996, 1997 and 1998


NOTE M - FAIR VALUES OF FINANCIAL INSTRUMENTS

             The financial statements include various estimated fair value information as of December 31, 1997 and 1998 as required by Financial Accounting Standards Board No.107 (ASFAS 107"). Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in SFAS 107 and does not purport to represent the aggregate net fair value of the Company. All material financial instruments as of December 31, 1997 and 1998 for which it is practicable to estimate the value, approximated fair value because of the short maturity of those instruments.