Form 10KSB40/A
period 1998-12-31
SAC TECHNOLOGIES INC
filed 1999-04-30
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A



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

         NONE

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

         VLTA Vector Segment Technology. The Company's Vector Segment Technology processes features of a live fingerprint. These features are reduced to a computer model code (Bio-Key(TM)) unique to the individual. When a person seeking access to a computer network or restricted area places his or her finger on the reader, a new Bio-Key(TM) is generated which is compared to an on-line database to determine whether it matches any Bio-Key(TM) on file. If there is a match, the person is identified and given access to the computer network or restricted area. This is accomplished without the use of a key, password, card or token. The actual finger print is not typically stored in the database.

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


         POSSIBLE DELISTING FROM THE NASDAQ SMALLCAP MARKET; ACCELERATION OF OUTSTANDING INDEBTEDNESS; POSSIBLE APPLICABILITY OF "PENNY STOCK RULES" AND IMPACT ON LIQUIDITY OF COMMON STOCK. The Company's Common Stock is currently listed for trading on the Nasdaq SmallCap Market and the Boston Stock Exchange. There can be no assurance that such listings will be maintained. As described in the Company's filings with the Securities and Exchange Commission and press releases, the Company is not currently in compliance with the minimum maintenance standards in order to maintain its listing on the Nasdaq SmallCap Market. Specifically, the Company does not currently have (i) net tangible assets in excess of $2,000,000; (ii) market capitalization in excess of $35,000,000; or (iii) earnings from continuing operations of at least $500,000. The Company has received notice from Nasdaq of its intent to delist the Company's shares. The Company appeared at an oral hearing before Nasdaq on April 15, 1999 objecting to the proposed delisting. At the hearing, the Company sought a sixty (60) day exemption from the minimum maintenance requirements in order to achieve compliance. It presented its plan to achieve compliance which consisted of raising additional capital through the issuance of equity securities to individual accredited and institutional investors on a privately negotiated basis and to negotiate with the holder of the Company's outstanding convertible debenture regarding the conversion of such debenture into preferred stock. In this regard, the Company has scheduled a special stockholders meeting for May 7, 1999 to obtain stockholder approval to amend the Company's Articles of Incorporation to authorize the issuance of preferred stock. The debenture holder has indicated a willingness to consider converting the debenture into preferred stock. If Nasdaq does not accept the Company's plan to achieve compliance, its shares will likely be delisted from the Nasdaq SmallCap Market. As of the date of this Report, the Company has not been notified by Nasdaq of its ruling on this matter, has not entered into a definitive agreement with any investor with respect to specific terms of an equity investment in the Company and is not in compliance with the minimum maintenance standards.

There can be no assurance that the Company will be able to meet the applicable maintenance standards, or that meeting such standards will insure the Company's continued listing on the Nasdaq SmallCap Market.


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


         In addition to the foregoing, during the fourth quarter of 1998 Nasdaq requested supplemental information from the Company regarding certain of the related party transactions disclosed in the Company's annual and quarterly reports filed with the SEC. Specifically, Nasdaq requested the production of certain material contracts and board resolutions approving such contracts. During December 1998 and January 1999, the Company fully responded to each of these inquiries. Since that time, the Company has not received any additional requests from Nasdaq. Although the Company has fully responded to these inquiries, as of the date of this report, it has received no indication that Nasdaq is satisfied with the Company's responses or that additional inquiries will not be made in the future. The Company has not been advised by Nasdaq that these inquiries are likely to lead to a notification of delisting, however, there can be no assurance that Nasdaq will not seek to delist the Company's shares from the Nasdaq SmallCap Market in the event they are not satisfied with the Company's responses.


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


         MANUFACTURE OF PRODUCTS. The Company intends to have other companies manufacture its products in the future rather than producing its own products. The Company has not entered into any agreement to have another company manufacture the Company's products. The Company is also exploring having its products manufactured by overseas manufacturers in order to attempt to lower production costs. Possible overseas manufacturing, if attempted, could lead to risks associated therewith, including, without limitation, foreign currency and economic fluctuations and import/export related restrictions, minimum quantities, increased lead times and decrease in working capital. Historically, given the limited volume of production, the production cost of the Company's products has exceeded its sales price. Although the Company anticipates volume to increase, in the event that volume does not increase or the Company does not reduce the manufacturing cost of its products, there can be no assurance that it will be able to generate a gross margin on the sales of its products. This would have a material adverse effect on the Company's financial condition and results of operation. No assurance can be given that the Company will be able to enter into a manufacturing agreement on terms favorable to the Company, or that having another company manufacture the Company's products would reduce the Company's cost of manufacturing. In addition, no assurance can be given that the company manufacturing the Company's products will do so in a timely manner or in a manner consistent with quality standards of the Company and its customers.


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


         In late January 1999, the Company received a notice of delisting from Nasdaq due to the Company's failure tangible meet the minimum capitalization and net asset levels to remain listed. The Company appeared at an oral hearing before Nasdaq on April 15, 1999 objecting to the proposed delisting. At the hearing, the Company requested a sixty (60) day exemption from the minimum maintenance standards in order to obtain compliance. If the Company's plan to achieve compliance is not accepted by Nasdaq, its shares will likely be delisted from the Nasdaq SmallCap Market. As of the date of this Report, the Company has not been notified by Nasdaq of its ruling on this matter and the Company is not in compliance with the minimum maintenance standards.

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


         In order to address these liquidity issues, the Company has had discussions with the Shaar Fund regarding the conversion of the Convertible Debenture into convertible preferred stock. This will require an amendment to the Company's Articles of Incorporation. This would increase the Company's net worth by approximately $2.5 million. In this regard, the Company has scheduled a special stockholders meeting for May 7, 1999 to obtain stockholder approval to amend the Company's Articles of Incorporation to authorize the issuance of preferred stock. Although the Shaar Fund has indicated that it will consider converting the Convertible Debenture into equity, there can be no assurance that the Company will be successful in converting the Convertible Debenture, in whole or in part, into preferred stock on terms acceptable to the Company.


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

RECENTLY ISSUED ACCOUNTING STANDARD AND REVENUE RECOGNITION


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


         As the Company begins to license the rights to its technology, it will be subject to recognition of revenues from software licensing in accordance with Statement of Position 97-2 and Statement of Position 98-4. Accordingly, revenues will be recognized when delivery of the software has occurred, a signed non-cancelable license agreement has been received from the customer and any remaining obligations under the license agreement are insignificant. Revenue associated with agreements to provide product support services is expected to be recognized as related services are provided. Revenue from annual or other renewals of maintenance contracts is expected to be deferred and recognized on a straight-line basis over the term of the contracts.



ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements of the Company set forth are herein beginning on page number F-1:

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The current directors and executive officers of the Company and their respective positions are set forth below:

NAME                   AGE    POSITIONS HELD                                    SINCE
----                   ---    --------------                                    -----
Barry M. Wendt          51    Chief Executive Officer, Chairman of the Board    1993

Gary E. Wendt           57    Chief Financial Officer, Director                 1993

Benedict A. Wittig      56    Secretary, Director                               1993

Lonnie L. Hammargren    61    Director                                          1998

Ronald A. Burgmeier     38    Vice President of Finance                         1997

         The following is a brief summary of the business experience of the Company's directors and executive officers.

         BARRY M. WENDT, Chief Executive Officer and Chairman of the Board of the Company since its inception in 1993, manages engineering initiatives and marketing. From 1993 to 1994 Mr. Wendt also acted as the part-time and temporary Chief Executive Officer of Esprit Technologies, Inc., a computer manufacturer which produced high speed PCs marketed primarily to government and industry in the Midwest. From 1988 to 1995 Mr. Wendt worked for (and was the CEO from 1992 to 1995 of) The Technology Congress, Ltd., a service bureau which supported primarily Fortune 500 companies in CAD/CAM/CAE laser plotting, scanning, and electrical testing with emphasis on photo-tooling for the fabrication industry. The Technology Congress, Ltd. filed for protection under Chapter 11 of the United States Bankruptcy Code in August, 1994 and was ultimately liquidated under Chapter 7 of the Bankruptcy Code in July, 1995. From 1985 to 1988 Mr. Wendt was the President and owner of BMW Research, a sole proprietorship specializing in the independent research and development of contract design of electronic products. Mr. Wendt was President of Custom Computer Systems, Inc., a company specializing in the design, manufacture, and sale of small business computer systems. Mr. Wendt received a Bachelor of Science degree in Electronic Engineering from Florida International University, a diploma in RF and Consumer electronic systems from the De Vry Institute of Technology, and an Associate of Science in Electronic Engineering from Gulf Coast Community College. Mr. Wendt is the brother of Gary E. Wendt, Chief Financial Officer and a Director of the Company.

         GARY E. WENDT, Chief Financial Officer and a Director of the Company since its inception in 1993, reviews the Company's financial reports and administers accounting operations. From 1993 to 1994 Mr. Wendt was Treasurer and Chief Financial Officer of Esprit Technologies, Inc., a computer manufacturer which produced high speed PCs and marketed primarily to government and industry in the Midwest. From 1988 to 1995 he was Secretary-Treasurer and Chief Financial Officer of The Technology Congress, Ltd. The Technology Congress, Ltd. filed for protection under Chapter 11 of the United States Bankruptcy Code in August, 1994, and was ultimately liquidated under Chapter 7 of the Bankruptcy Code in July, 1995. From 1979-1985 Mr. Wendt was a systems analyst for Custom Computer Systems, Inc. Mr. Wendt attended Metropolitan State University, North Hennepin Community College, and the Academy of Accountancy where he was certified in public accounting. Mr. Wendt is not a Certified Public Accountant. Mr. Wendt is the brother of Barry M. Wendt, Chief Executive Officer and Chairman of the Board of the Company.

         BENEDICT A. WITTIG, Director of Systems Software, Secretary and a member of the Company's Board of Directors since its inception in 1993, manages all software projects and is actively involved in software development. From 1993 to 1994 Mr. Wittig was a Systems Software Manager for Esprit Technologies, Inc., a computer manufacturer which produced high speed PCs and marketed primarily to government and industry in the Midwest. From 1983 to 1993, Mr. Wittig was an independent software developer specializing in software systems for processor controlled hardware. Prior to 1983, he worked as Staff Systems Programmer for Northern Telecom, Inc. and as Diagnostic Programmer for Control Data Corporation. Mr. Wittig received both a Master of Science in Electronic Engineering and a Bachelor of Science in Electronic Engineering from the University of Missouri.

         LONNIE L. HAMMARGREN, M.D., has served as a director of the Company since November 12, 1998. Dr. Hammargren served as the Lieutenant Governor of the State of Nevada from 1994 through 1998 and is currently a physician/surgeon specializing in neurosurgery by trade. His elected offices include the Nevada State Board of Education and the University Board of Regents. Dr. Hammargren is a board certified diplomat of the American Board of Neurological Surgery and is the only neurosurgeon in Nevada to be elected to the Pediatric Section of the American Association of Neurological Surgery. He graduated from the University of Minnesota and holds a Bachelor of Science Degree, a Bachelor of Science in Science, Master of Arts, medical Doctor, Master of Science, Neurosurgery, internship, State University of New York, and neurosurgery residency, Mayo Clinic. Dr. Hammargren is a veteran and served during the Vietnam Conflict and as a flight surgeon for the astronauts at the NASA Manned Space Craft Center. Dr. Hammargren's four-year term as Nevada's Lt. Governor ends in December 1998.

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

DIRECTORS TERMS OF OFFICE

Each of Messrs. Barry Wendt, Gary Wendt and Benedict Wittig were elected as directors at the Company's 1998 Annual Meeting of Shareholders to hold office for a term of one (1) year until their successors are duly elected and qualified. Dr. Hammargren was appointed to fill a vacancy on the Board of Directors on November 12, 1998 to serve the remainder of a one (1) year term until a successor is duly elected and qualified.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

            Based solely on its review of copies of forms filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934, as amended, and written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 1998 all reporting persons timely complied with all filing requirements applicable to them.


ITEM 10. EXECUTIVE COMPENSATION.


                           SUMMARY COMPENSATION TABLE

                                                                   LONG TERM COMPENSATION
                                                                   ----------------------
                                                                            PAYOUTS
                                             ANNUAL COMPENSATION         ---------------
                                FISCAL     ------------------------        ALL OTHER
NAME AND PRINCIPAL POSITION      YEAR        SALARY           BONUS      COMPENSATION(1)
---------------------------     ------       ------           -----      ---------------
BARRY M. WENDT                   1998      $173,442              --         $5,530
Chief Executive Officer          1997       161,642         $20,000          4,742
                                 1996        97,672              --          7,614

BENEDICT A. WITTIG               1998      $143,646              --         $5,098
Secretary, Director of           1997       130,599         $15,000          4,345
Systems Software                 1996        76,823              --             --

RICHARD T. FISKUM                1998      $157,407              --         $5,926
President                        1997       141,848         $15,000          5,111
                                 1996        55,575              --             --

GARY E. WENDT                    1998      $113,554              --         $5,470
Chief Financial Officer          1997        99,753         $15,000          4,688
                                 1996        46,245              --             --

(1) Consists of (i) group health insurance premiums; and (ii) a vehicle allowance.

EMPLOYMENT AND CONSULTING AGREEMENTS.

         On May 10, 1996, the Company entered into five-year employment agreements with four of the Company's officers: Barry M. Wendt, Chief Executive Officer, Richard T. Fiskum, President, Benedict A Wittig, Secretary; and Gary E. Wendt, Chief Financial Officer. Mr. Fiskum recently resigned his position as a director and executive officer of the Company. See "ITEM 12. Certain Relationships and Related Transactions." The terms of the employment agreements for each of the above individuals are substantially the same, with differences only as to base salary. The agreements provide for a base salary subject to an annual increase by the Board of Directors and a bonus payable at the discretion of the Board of Directors based on gross revenues and net income.

         Each officer may be terminated only for "cause" as that term is defined in the employment agreements. The employment agreements also contain confidentiality obligations and incorporate a Non-Competition Letter. The Non-Competition Letter prohibits these individuals from competing with the Company for a period of three (3) years if the Company terminates the employment for cause, and a period of two (2) years if any individual voluntarily terminates employment. In the event of a termination without cause, or a "constructive termination", which is defined to include an adverse change in the officer's status or position in the Company, a reduction of the officer's base salary other than for austerity purposes or breach by the Company of any of its other contractual obligations for other than austerity reasons, the officer's non competition obligations lapse and the officer will receive severance in an amount equal to his base salary for the greater of the number of years or portions thereof remaining between the date of termination and December 31, 2001 and two (2) years. Except as may be prohibited by law, during the term of the employment agreements, each of the officers are obligated to disclose and assign to the Company all ideas, inventions and business plans developed by each of them which relate directly or indirectly to the Company's business.

         During April 1997, the Company hired Ronald A. Burgmeier to serve as Vice President of Finance on an at will basis at an annual base salary of $70,000. In connection with his employment, the Company awarded Mr. Burgmeier a nonqualified stock option to purchase 40,000 shares of Common Stock which vests 5% on July 16, 1997, and 5% each quarter thereafter, such that on April 16, 1998, 20% of such option is vested. Thereafter, the option vests 20% annually on each April 16. The option expires during April 2004. Mr. Burgmeier also executed a Non-Competition Letter which prohibits Mr. Burgmeier from competing with the Company for a period of two (2) years after the termination of his employment with the Company. Except as may be prohibited by law, during the term of his employment, Mr. Burgmeier is obligated to disclose and assign to the Company all ideas, inventions and business plans developed by Mr. Burgmeier which relate directly or indirectly to the Company's business.

1996 STOCK OPTION PLAN

         The Company's Board of Directors and shareholders adopted the 1996 Stock Option Plan on May 1, 1996 (the "Plan"). The Plan provides for the reservation of 750,000 shares of Common Stock for issuance pursuant to the exercise of options which may be granted to employees, officers, directors and consultants of the Company, and permits granting both incentive stock options (as defined under Section 422 of the Code) and options which do not qualify as incentive stock options ("nonqualified stock options").

         The Plan is administered by a committee appointed by the Board of Directors of the Company (the "Committee"). The Committee, by action of a majority of its members, has the authority to establish rules for administering and interpreting the Plan. The Committee has the authority to select individuals to whom awards are granted and the timing of such awards; to adopt, amend, and rescind administrative and interpretive rules and regulations relating to the

Plan; and to make all other determinations necessary or advisable for administering the Plan. The Committee shall be under no duty to provide terms of like duration for options granted under the Plan, but the term of an incentive stock option may not extend more than ten (10) years from the date of granting such option.

         The Plan also provides for the acceleration of the vesting of unvested options upon a "Change in Control" of the Company. A Change in Control is defined in the Plan to include (i) a sale or transfer of substantially all of the Company's assets; (ii) the dissolution or liquidation of the Company; (iii) a merger or consolidation to which the Company is a party and after which the prior shareholders of the Company hold less than 50% of the combined voting power of the surviving corporation's outstanding securities; (v) the incumbent directors cease to constitute at least a majority of the Board of Directors; or
(vi) a change in control of the Company which would otherwise be reportable under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended.

         The exercise price per share of stock purchasable under any incentive stock option granted pursuant to the Plan will be determined by the Committee, but shall not be less than 100% of the fair market value of the stock on the date of the grant of such option. The option price for options granted under the Plan which do not qualify as incentive stock options shall also be determined by the Committee, but may not be less than 85% of the fair market value of the Common Stock on the date of the grant of such option.

         No option granted under the Plan is transferable by an optionee, other than by will or the laws of descent or distribution. With few exceptions, during the lifetime of an optionee, the option shall be exercisable only by such optionee.

         The foregoing is a brief summary of the provisions of the Plan and does not purport to be a complete statement of its respective terms and conditions.

OUTSIDE DIRECTOR COMPENSATION

         Members of the Board of Directors receive no cash compensation for serving on the Board of Directors. Pursuant to the Plan, upon appointment, each non-employee director is entitled to receive options to purchase up to 50,000 shares of Common Stock which vest 20% annually for five years. Five years after the initial grant of an option to a non-employee director, and every fifth year thereafter, non-employee directors who remain on the Board of Directors shall automatically be granted additional options to purchase 50,000 shares of Common Stock which shall vest 20% on May 1 of each year over a period of five years. All options granted to non-employee directors shall have an exercise price equal to 100% of the fair market value of a share of the Company's Common Stock.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


         The following table sets forth, as of April 26, 1999, information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and

Exchange Commission, has reason to believe may be deemed the beneficial owners of more than five percent (5%) of the Company's outstanding Common Stock. Also set forth in the table is the beneficial ownership of all shares of the Company's outstanding common stock, as of such date, of all officers and directors, individually and as a group.

                                              AMOUNT AND NATURE
                                                OF BENEFICIAL        PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER             OWNERSHIP(1)        OF CLASS(1)
------------------------------------             ------------        -----------

Barry M. Wendt                                     1,237,800           16.4%
4444 West 76th Street, Suite 600
Edina, MN 55435

Gary E. Wendt                                        405,000            5.4%
4620 S. Valley View Blvd., Suite A
Las Vegas, NV 89103

Benedict A. Wittig                                 1,237,500           16.4%
4444 West 76th Street, Suite 600
Edina, MN 55435

Ronald A. Burgmeier                                   12,000(2)         *
4620 S. Valley View Blvd., Suite A
Las Vegas, NV 89103

Lonnie L. Hammargren                                     -(3)-          --
4318 Ridgecrest Drive
Las Vegas, NV 89121

Richard T. Fiskum                                  1,237,500           16.4%
4444 West 76th Street, Suite 600
Edina, MN 55435

All officers and directors as a group              2,892,300           38.3%
(5) persons

------------------------
*        Less than 1%.

(1) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as, other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Based on 7,536,867 outstanding shares of Common Stock on April 26, 1999.

(2) Consists of shares issuable upon exercise of options. Does not include 24,000 shares issuable upon exercise of options which are subject to vesting.

(3) Does not include 45,000 shares issuable upon exercise of options which are subject to vesting.

MATERIAL ESCROW ARRANGEMENTS

         In connection with the Company's initial public offering, on February 7, 1997, Richard T. Fiskum entered into an escrow agreement with the Commissioner of Securities of the State of Minnesota (the "Escrow Agreement") pursuant to which Mr. Fiskum placed 618,750 (1,237,000 post-split) shares of Common Stock into escrow (the "Escrow Shares"). The Escrow Shares shall be held in escrow for the lesser of (i) three (3) years from the date of the Escrow Agreement; or (ii) until the Company demonstrates annual net earnings after taxes and excluding extraordinary items for two (2) consecutive years after the initial public offering, of at least five percent (5%) on an amount determined by multiplying the total number of outstanding shares of the Company by the average price per share paid by the public investors. The Commissioner has the authority to terminate the escrow at an earlier date. As a condition to their release from escrow, Mr. Fiskum must demonstrate that none of the Escrow Shares have been sold or transferred. In the event of any transfer of the Escrow Shares by Mr. Fiskum, the transferee must agree to place such shares into escrow subject to the terms of the Escrow Agreement

         Concurrent with the execution of the Escrow Agreement, Mr. Fiskum, Barry M. Wendt, Gary E. Wendt and Benedict A. Wittig entered into an agreement (the "Agreement") regarding all shares of Company Common Stock owned beneficially by such stockholders. Until the termination of the Escrow Agreement, the Agreement prohibits such stockholders from selling, pledging, hypothecating or otherwise transferring any shares beneficially owned by such person or granting, or agreeing to sell or grant, options, rights or warrants with respect to such shares without the prior written consent of all of the other parties to the Agreement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


EMPLOYMENT ARRANGEMENTS

         The Company has employment agreements with each of Barry Wendt, Benedict Wittig and Gary Wendt. See "ITEM 10. EXECUTIVE COMPENSATION - EMPLOYMENT AND CONSULTANT AGREEMENTS".

OPTIONS GRANTED TO OFFICERS AND DIRECTORS

         During April 1997, the Company hired Ronald A. Burgmeier to serve as Vice President of Finance and granted him a nonqualified stock option to purchase 40,000 shares of Common Stock. See "ITEM 10. EXECUTIVE COMPENSATION - EMPLOYMENT AND CONSULTANT AGREEMENTS".

         In October 1997, the Company granted nonqualified stock options to purchase 45,833 shares of Common Stock at an exercise price of $10.75 per share to each of Lars T. Carlson and Thomas J. Schrade, upon their appointment as non-employee directors of the Company. Messrs. Carlson and Schrade resigned their positions as directors in November of 1998.

         In November 1998, the Company granted nonqualified stock options to purchase 45,000 shares of Common Stock at an exercise price of $3.75 per share to each of Lonnie L. Hammargren and Byron G. Ellingson, upon their appointment as non-employee directors of the Company. Mr. Ellingson resigned his position as director of the Company in April 1999.

SEVERANCE AGREEMENT WITH FORMER EXECUTIVE OFFICER

         During October of 1997, the Company terminated its Chief Operating Officer, Timothy N. Tracey. Upon such termination, the Company entered into a release and severance agreement pursuant to which it paid Mr. Tracey $214,840 in 1998.

SEVERANCE AGREEMENT WITH MR. FISKUM

         Mr. Fiskum recently notified the Company of his resignation as a director and executive officer of the Company. The Company and Mr. Fiskum are currently negotiating with respect to the terms of a release and consulting agreement pursuant to which it is anticipated that Mr. Fiskum will provide consulting services to the Company for up to a two (2) year period for which he will receive compensation of up to $2,000 per month. The agreement is expected to include mutual releases, a confidentiality agreement and a restrictive covenant prohibiting Mr. Fiskum from competing directly or indirectly with the Company, soliciting any current or proposed customer of the Company or hiring or soliciting any employee of the Company for a period of two (2) years.

TRANSACTIONS WITH INDUSTRIAL RESEARCH DEVELOPMENT, INC.

         During fiscal years ended December 31, 1997 and 1998, the Company purchased certain optic components from Industrial Research Development, Inc. ("IRD") totaling $35,555 and $252,077, respectively. Prior to January 1997, Mr. Fiskum was the sole stockholder of IRD. Although he divested himself of his ownership interest in IRD prior to the Company's initial public offering in February 1997, the agreement of sale provided for a defered payment contingent upon IRD generating a certain level of revenues during 1997 and 1998 and Mr. Fiskum remained a director of IRD until on or about August 12, 1998. The Company understands that the revenues of IRD during 1997 and 1998 (excluding revenues from the sale of products to the Company) exceeded the minimum requirement.


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

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SAC TECHNOLOGIES, INC.


Date:  April 29, 1999                       /s/ Barry M. Wendt
                                            ------------------------------------
                                            Barry M. Wendt,
                                            CHAIRMAN AND CHIEF EXECUTIVE OFFICER


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

Signature                                                         Date
---------                                                         ----


/s/ Barry M. Wendt                                           April 29, 1999
---------------------------------
Barry M. Wendt

/s/         *                                                April 29, 1999
---------------------------------
Gary E. Wendt
Chief Financial Officer and Director (Principal
Financial and Accounting Officer)

/s/         *                                                April 29, 1999
---------------------------------
Benedict A. Wittig
Secretary and Director

/s/         *                                                April 29, 1999
---------------------------------
Lonnie L. Hammargen
Director

* Barry M. Wendt as attorney-in-fact

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


         The estimated fair market value of the debenture conversion feature was calculated by applying the maximum 22% discount rate over the maximum discount period of 240 days. A 7% discount rate was then applied to calculate the net present value of the conversion feature of $525,000. The estimated fair market value of the above warrants were calculated by using three different valuation models (the Black-Scholes and Shelton models, and a comparative market approach), each of which assumes the warrants are freely traded in the marketplace. Since the warrants issued are not freely tradable in the marketplace, a 33% discount was applied to the freely traded value. The Company utilized an outside independent appraiser to determine the valuation.

         In connection with the convertible debentures, the Company also granted a warrant to purchase 100,000 shares of common stock to Shaar Fund, Ltd. The $200,000 estimated fair market value of the warrant has been reflected as a discount to the 5% convertible debentures issued and will be amortized as additional interest expense over the term of the debentures. In connection with this transaction, a warrant to purchase 200,000 shares of common stock was also issued to Tuschner & Company, Inc. (TCI), underwriter for the Company's initial public offering, as part of an agreement in which TCI agreed to waive all future rights of first refusal to sell the Company's securities; the right to 66,000 of such shares vests immediately and the right to 134,000 of such shares vests upon the successful completion of a public offering. The $132,000 estimated fair market value of the portion of the warrant which vested immediately has been reflected as a component of selling, general and administrative expenses for the year ended December 31, 1998. The $268,000 estimated fair market value of the remaining portion of the warrant which did not vest immediately may be offset against proceeds from a future public offering, if one occurs. For accounting purposes, the Company has not reflected this amount as a deferred finance cost with a corresponding increase to stockholders' equity as it believes it is more appropriate to offset such amounts against proceeds of a public offering, since such an offering is not assured. See note G for an additional commitment made to TCI.


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