Form 10QSB
period 1999-03-31
SAC TECHNOLOGIES INC
filed 1999-05-24
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the Quarter Ended March 31, 1999

|_|      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________

                         Commission file number 1-13463

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


Shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of May 24, 1999: 8,599,751.

                             SAC TECHNOLOGIES, INC.

                                      INDEX


                                                                                                               Page

PART I.  FINANCIAL INFORMATION

     Item 1 - Financial Statements

         Balance sheets as of December 31, 1998 and March 31, 1999                                               3

         Statements of operations for the three months ended March 31, 1998 and
              1999, and January 7, 1993 (date of inception) through
              March 31, 1999                                                                                     4

         Statements of cash flows for the three months ended March 31, 1998 and
              1999, and January 7, 1993 (date of inception) through
              March 31, 1999                                                                                     5

         Notes to interim financial statements                                                                   6

     Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                               9

PART II.  OTHER INFORMATION

     Item 1 - Legal proceedings                                                                                 13
     Item 2 - Changes in securities and use of proceeds                                                         13
     Item 3 - Defaults upon senior securities                                                                   13
     Item 4 - Submission of matters to a vote of security holders                                               13
     Item 5 - Other events                                                                                      13
     Item 6 - Exhibits and reports on Form 8-K                                                                  13


                                               SAC Technologies, Inc.
                                     (a Corporation in the Development Stage)

                                                  BALANCE SHEETS
                                                    (unaudited)

                                     ASSETS
                                                                                   December 31,      March 31,
                                                                                       1998             1999
                                                                                   ------------     ------------
                                                                                                     (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                                     $  1,063,616     $    468,740
     Accounts receivable, less allowance for
         doubtful receivables of $158,000 (note 9)                                       44,702          281,212
     Inventories                                                                        410,287          391,873
     Prepaid expenses                                                                   121,875          103,557
                                                                                   ------------     ------------

         Total current assets                                                         1,640,480        1,245,382

EQUIPMENT AND FURNITURE AND FIXTURES - AT COST, less
     accumulated depreciation                                                           135,469          130,469

OTHER ASSETS (note 4)                                                                   383,695          327,318
                                                                                   ------------     ------------

                                                                                   $  2,159,644     $  1,703,169
                                                                                   ============     ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
     Convertible debentures, less discount of $291,024 and $149,600 (note 7)       $  2,208,976     $  2,350,400
     Accounts payable                                                                   280,879          238,987
     Accrued liabilities (note 5)                                                       198,738          195,082
     Deferred revenues (note 6)                                                          27,665          177,665
                                                                                   ------------     ------------

         Total current liabilities                                                    2,716,258        2,962,134

     Commitments and contigencies                                                            --               --

STOCKHOLDERS' EQUITY (DEFICIT) (note 8)
     Common stock - authorized, 20,000,000 shares of $.01 par value; issued and outstanding, 7,510,867 and 7,536,867 shares,
         respectively                                                                    75,109           75,369
     Additional contributed capital                                                   8,960,135        8,988,375
     Deficit accumulated during the development stage                                (9,534,968)     (10,273,454)
     Unearned compensation                                                              (56,890)         (49,255)
                                                                                   ------------     ------------
                                                                                       (556,614)      (1,258,965)
                                                                                   ------------     ------------
                                                                                   $  2,159,644     $  1,703,169
                                                                                   ============     ============


             See accompanying notes to interim financial statements.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                        January 7,
                                                                                        1993 (date
                                                                                       of inception)
                                                            Three months                  through
                                                            ended March 31,              March 31,
                                                         1998             1999             1999
                                                     ------------     ------------     ------------
Revenues
     Product sales                                   $      5,821     $     24,787     $    544,201
     Licensing fees                                            --          100,000          100,000
     Reimbursed research and development                       --               --          284,506
     Technical support and other services                      --               --          429,885
                                                     ------------     ------------     ------------
                                                            5,821          124,787        1,358,592
Costs and other expenses
     Cost of product sales                                 30,736           37,426        1,321,728
     Cost of technical support and other services              --               --          237,317
     Selling, general and administrative                  543,696          487,899        6,596,235
     Research and development                             614,051          262,975        3,128,231
                                                     ------------     ------------     ------------
                                                        1,188,483          788,300       11,283,511
                                                     ------------     ------------     ------------

         Operating loss                                (1,182,662)        (663,513)      (9,924,919)

Other income (expense)
     Interest and other income                             31,638           97,701          398,216
     Interest expense                                                     (172,674)        (708,654)
                                                     ------------     ------------     ------------
                                                           31,638          (74,973)        (310,438)
                                                     ------------     ------------     ------------

         NET LOSS                                    $ (1,151,024)    $   (738,486)    $(10,235,357)
                                                     ============     ============     ============



Basic and diluted loss per common share              $       (.15)    $       (.10)    $      (1.86)
                                                     ============     ============     ============

Weighted average number of shares outstanding           7,466,056        7,530,289        5,517,701
                                                     ============     ============     ============







             See accompanying notes to interim financial statements

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                    January 7,
                                                                                                                    1993 (date
                                                                                                                   of inception)
                                                                                          Three months               through
                                                                                          ended March 31,            March 31,
                                                                                       1998            1999            1999
                                                                                    -----------     -----------     -----------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
     Net loss                                                                       $(1,151,024)    $  (738,486)   $(10,235,357)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                                    13,500           5,000         110,006
         Amortization
              Deferred financing costs                                                        -          40,200         124,767
              Unearned compensation                                                      27,800           7,635         175,474
              Interest expense amortization for the intrinsic value of the beneficial conversion feature of the convertible debenture
                  (note)                                                                      -         124,624         525,000
         Allowance for uncollectible receivables                                              -               -         158,000
         Write-down of inventory                                                              -               -         600,000
         Revenues realized due to offset of billings against a stock repurchase               -               -        (170,174)
         Options issued for license rights                                              200,000               -         200,000
         Options issued in connection with distribution agreement                             -               -         352,650
         Acquired research and development                                                    -               -         117,000
         Warrants issued for services and other                                               -               -         197,000
         Contribution of services                                                             -               -          11,250
         Other                                                                                -               -          23,434
         Change in assets and liabilities:
              Accounts receivable                                                       (12,737)       (236,510)       (439,212)
              Inventories                                                              (334,372)         18,414        (991,873)
              Prepaid expenses                                                            6,708          18,318        (103,557)
              Accounts payable                                                           (6,983)        (41,892)        238,987
              Accrued liabilities                                                        13,735          (3,656)        233,707
              Deferred revenue                                                               --         150,000         150,000
                                                                                    -----------     -----------     -----------
                                                                                        (92,349)         82,133       1,512,459
                                                                                    -----------     -----------     -----------
                  Net cash used in operating activities                              (1,243,373)       (656,353)     (8,722,898)
Cash flows from investing activities
     Capital expenditures                                                               (19,962)              -        (240,475)
     Security deposits                                                                        -               -         (12,984)
     Patents and trademarks                                                                   -               -          (4,534)
                                                                                    -----------     -----------     -----------
                  Net cash used for investing activities                                (19,962)              -        (257,993)
Cash flows from financing activities
     Net borrowings under short-term borrowing agreements                                     -               -        (117,000)
     Issuance of convertible bridge notes                                                     -               -         175,000
     Issuance of convertible debentures                                                       -               -       1,775,000
     Issuance of warrants and convertible debentures discount                                 -               -         750,000
     Deferred financing costs                                                                 -          32,977        (280,000)
     Exercise of stock options                                                           35,365          28,500         190,799
     Sales of common stock                                                                    -               -       7,093,832
     Redemption of common stock                                                               -               -        (138,000)
                                                                                    -----------     -----------     -----------
                  Net cash provided by financing activities                              35,365          61,477       9,449,631
                                                                                    -----------     -----------     -----------
                  Net increase (decrease) in cash and cash equivalents               (1,227,970)       (594,876)        468,740
Cash and cash equivalents, at beginning of period                                     3,351,753       1,063,616               -
                                                                                    -----------     -----------     -----------
Cash and cash equivalents, at end of period                                         $ 2,123,783     $   468,740     $   468,740
                                                                                    ===========     ===========     ===========


See accompanying notes to interim financial statements.

                           SAC Technologies, Inc.
                    (a Corporation in the Development Stage)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
           December 31, 1998, and March 31, 1998 and 1999 (Unaudited)


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

     In the opinion of management, the accompanying unaudited interim financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the financial position and the results of its operations and cash flows for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the related notes thereto included in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1998.

2.   Liquidity Matters

     Broad commercial acceptance of the Company's products by customers and end users is critical to the Company's success and ability to generate revenues. The Company has limited sales to date, and has accumulated losses since inception of $10,235,357, of which $738,486 was incurred during the first quarter ended March 31, 1999. The Company believes operating losses will continue for the foreseeable future.

     As Discussed at Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" the Company is not currently in compliance with certain listing requirements of the NASDAQ SmallCap Market. If the Company is delisted, in addition to the consequences and associated risks previously described in the Company's quarterly and annual reports filed under the Securities Exchange Act of 1934, it would put the Company in default under the terms of the Company's $2,500,000 convertible debentures (of which approximately $1,500,000 is currently outstanding) and could accelerate the repayment thereof. In addition, without considering the impact of a demand to repay the convertible debentures, the Company believes its existing cash will not be adequate to fund the expansion and distribution of its product offerings, and it will need to raise additional funds to support operations.

     Should the Company's shares be delisted from the SmallCap Market and demand be made for repayment of the convertible debentures, the Company does not have the necessary capital to repay the outstanding principal amount due thereunder. Should demand not be made, the Company's existing cash will only last until second quarter 1999 based on the Company's current cash burn rate. Based on current plans and excluding a demand for repayment of the convertible debentures, the Company estimates it needs approximately $2,000,000 to $3,000,000 to support operations through March 31, 2000.

     Management is in discussions with certain institutional and accredited investors with respect to an investment in the Company of between $1 and $3 million to support its operations which may involve the issuance of additional debt or equity securities. No assurances can be given that any additional financing will be available on terms acceptable to the Company, if at all, that adequate financing will ultimately be obtained to meet its needs, or that such financing would not be dilutive to existing stockholders.

3.   Loss Per Common Share

     Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the number of weighted average common shares outstanding. Diluted earnings per share are calculated by dividing the net loss attributable to common stockholders by the weighted average common shares, and when dilutive, options and warrants outstanding using the treasury stock method. There was no difference between basic and diluted loss per share for all periods presented as the impact would have been antidilutive.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
           December 31, 1998, and March 31, 1999 and 1999 (Unaudited)


4.   Other Assets
                                                         December 31, March 31,
                                                            1998        1999
                                                          --------    --------
            Deferred financing costs, less accumulated
                   amortization of $46,800 and $70,200     233,200     209,800
            Deferred offering costs                       $132,977    $100,000
            Security deposits                               12,984      12,984
            Patents                                          4,534       4,534
                                                          --------    --------
                                                          $383,695    $327,318
                                                          ========    ========

5.   Accrued Liabilities
                                                        December 31,  March 31,
                                                            1998         1999
                                                          --------    --------
            Compensation                                   106,241      72,130
            Interest                                      $ 62,500    $ 93,750
            Other                                           29,997      29,202
                                                          --------    --------
                                                          $198,738    $195,082
                                                          ========    ========

6.   Deferred Revenue

     Included in Deferred revenue is $100,000 of deferred licensing fees and $50,000 of non-refundable prepaid royalty fees relating to current licensing agreements. These revenues will be recognized in future periods once revenue recognition criteria is met.

7.   Convertible Debenture

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

     The debentures are currently convertible into shares of the Company's common stock. The conversion price equals the lesser of (a) $7.15 (110% of the closing bid price of the common stock on June 29,1998) or (b) the average closing bid price for a five-day period ending the day prior to the notice of conversion multiplied by a discount factor equal to 22%). The convertible debentures are redeemable at the option of the Company under certain circumstances. Interest on the convertible debentures is not convertible.

     The Company was obligated to file, and has filed, a registration statement (which was declared effective by the SEC on May 3, 1999) covering the resale of the shares of common stock underlying the debentures and the detachable warrants, among other securities. Since the registration statement was late going effective, the Company is subject to late filing penalties of approximately $237,000. The Company has negotiated a release of these penalties. The Convertible debenture agreement contains certain dilution and conversion price adjustment

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
           December 31, 1998, and March 31, 1999 and 1999 (Unaudited)



7.   Convertible Debenture-Continued

     provisions if certain events occur, as defined. In the event of repayment, the Company is subject to certain repayment costs of up to 24% of the principal amount repaid. The Company is also required to maintain its listing on the NASDAQ SmallCap Market. As discussed at Note 2, the Company is not in compliance with the NASDAQ SmallCap Market listing requirements. Accordingly, the convertible debentures have been classified as a current liability in the accompanying financial statements. Additionally, in the event of a delisting of the Company's common stock, the interest rate for the debentures will increase from 5% to 9%.

     The $525,000 estimated fair value of the debenture conversion feature has been reflected as a discount to the 5%convertible debentures issued and will be amortized as additional interest expense principally through February 26, 1999, the date the debenture holder is able to convert their debenture at the maximum 22% discount discussed above.


8.   Stockholders' Equity

     The following summarizes option activity since December 31, 1998:


                                          Number
                            Date of       ------
                            Grant,             Non-plan
                           Exercise            options
                              or        1996      and    Exercise
                          Expiration    Plan    warrants     Price    Vesting    Expiration     Issued to
                          ----------    ----    --------     -----    -------    ----------     ---------
     Balance, December 31,
         1998                  -     474,334   498,000    $    -         -          -              -


         Option exercises  1/12/99-
                           1/26/99  (26,000)        -         -         -          -              -

                                          -         -         -         -          -              -
                                     -------   -------

     Balance, March 31,
         1999                        448,334   498,000
                                     =======   =======


     On May 7, 1999 the Company's shareholders approved a resolution to amend the Company's Articles of Incorporation to authorize 5,000,000 shares of preferred stock, which may be issued by the Company in the future in series with such rights, preferences and designation as determined by the Board of Directors without further shareholder action. As of the date of this Report, no shares of preferred stock have been isued.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
           December 31, 1998, and March 31, 1999 and 1999 (Unaudited)





9.   Related Party Transactions

     Included in accounts receivable as of December 31, 1998 and March 31, 1999 were $135,958 of amounts due from Jasper Consulting, Inc. During the three months ended March 30, 1998 and 1999, no revenues were recognized from transactions with Jasper Consulting, Inc. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding the Company's relationship with Jasper Consulting, Inc.

10.  Other

     During the quarter the Company cancelled its agreement with the firm that was hired to help the Company develop a strategic growth plan and enhance shareholder value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    PRIVATE SECURITIES LITIGATION REFORM ACT

         The information contained in this Report on Form 10-QSB and in other public statements by the Company and Company officers include or may contain certain forward-looking statements. When used in this Report or in such statements, the words "estimate," "project," "intends," "expects," "believes" and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those included within the forward-looking statements. Such factors are described in detail in the Company's Annual Report on Form 10-KSB\A-1 under the caption "RISK FACTORS." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

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

     The Company is considered a development stage enterprise for accounting purposes. Broad commercial acceptance of the Company's products by customers and end users is critical to the Company's success and ability to generate revenues. The Company has limited sales to date, has substantial accumulated losses since inception and believes operating losses will continue for the foreseeable future.

     The Company is not currently in compliance with certain listing requirements of the NASDAQ SmallCap Market. If the Company is delisted, in addition to the consequences and associated risks previously described in the Company's quarterly and annual reports filed under the Securities Exchange Act of 1934, it would put the Company in default under the terms of the Company's $2,500,000 convertible debentures and could accelerate the repayment of the outstanding indebtedness due there under, thereof.

     Additionally, without considering any potential demand for repayment by the holder of the Company's $2,500,000 convertible debenture, the Company believes its existing cash will only last until the second quarter of 1999. Due to these uncertainties the Company's independent auditors included an explanatory paragraph in their opinion for the year ended December 31, 1998 as to the substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability and growth will depend upon the successful commercialization of its technologies and its ability to obtain adequate financing, among other matters, as to which there can be no assurances.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO MARCH 31, 1999

Revenues

     Total revenues increased $118,966 during the three months ended March 31, 1999 to $124,787 as compared to $5,821 for the same period in 1998.

     Revenues from product sales increased $18,966 during the three months ended March 31, 1999 to $24,787 as compared to $5,821 for the same period in 1998. These revenues were primarily unit sales of SACcat systems as part of the liscensing agreements that were signed during the quarter and to a lesser extent unit sales of SACMan Developer Toolkit Systems to entities developing or intending to develop applications which may utilize the Company's products and/or technology.

     Revenues from licensing fees increased $100,000 during the three months ended March 31, 1999 to $100,000 as compared to $0 for the same period in 1998. These revenues were from a licensing program that the Company implemented in which it has entered into licensing agreements with various OEM's pursuant to which the Companys' technologies are incorporated into the offerings of these OEMs. There can be no assurance that the Company will have the marketing or financial resources to enter into any additional licensing agreements or that any such agreements will generate any meaningful revenue or earnings for the Company.

     During February 1999, the Company signed a one year, renewable non-exclusive OEM Licensing agreement with Sense Technologies, Inc. primarily for time clock applications. The agreement provides for a one-time licensing fee of $100,000 with minimum annual pre-purchase (non-refundable) royalty of $50,000 payable through November 1999. The Company is obligated to deliver physical product specification under the agreement which have been delivered.

     During March 1999, the Company signed a one year, renewable non-exclusive OEM licensing agreement with OPUS Biometric Technologies, Inc. to allow them the ability to represent, distribute, reproduce and upgrade certain biometric technologies engineered and owned by SAC Technologies, Inc. in the Canadian Market. The Agreement calls for a one time licensing fee of $100,000 with a minimum pre-purchase (non-refundable product inventory of $45,000. In order to maintain the license, OPUS will be required to purchase a minimum of $250,000 annually from the Company in product, licensing fees, maintenance agreements and other services provided by the Company.

     During March 1999, the Company signed a two year, renewable non-exclusive distribution agreement with Biometric 2000.com to conduct a 60 day pilot test of the Company's SAC-Remote(TM) OEM Fingerprint Identification System for embedded facility access control applications. Upon acceptance of the Company's technology, which requires a successful pilot study, Biometrics 2000.com is to pay a one time licensing fee of $100,000 with a minimum annual pre-purchase royalty (non-refundable) of $50,000 per year, or $100,000 over the two years. The terms call for $50,000 upon completion of the pilot study with six quarterly payments of $25,000. The two year, renewable, technology manufacturing licensing agreement allows Biometrics 2000.com the ability to reproduce, distribute, export sublicense and upgrade certain biometric technologies engineered and owned by the Company for use in Biometrics 2000.com manufactured and purchased equipment, primarily for the facilities access control market. To date the pilot program has not yet started.

     Costs and Other Expenses

     Cost of product sales exceeded revenues from product sales by $12,639 during the three months ended March 31, 1999 compared to $24,915 during the three months ended March 31, 1998. This negative gross margin is attributable to costs associated with the production of a limited amount of units. The Company is exploring means to reduce its current product costs including purchasing certain imaging technology to replace some of its current optics components. No assurance can be given that the above objective will be achieved or if achieved, whether it will result in a reduction of product costs that will lead to the Company generating positive gross margins or becoming profitable.

     Selling, general and administrative expenses decreased $55,797 to $487,899 during the three months ended March 31, 1999 as compared to $543,696 for the corresponding period in 1998. Of the decrease, $56,342 was due to a decrease in salaries and wages for sales and administrative personnel, $20,165 was due to decreased unearned compensation amortization. These amounts were offset by an increase in professional services of $35,364 and an increase in selling and marketing of $18,592.

     In May, 1999 the Company began to implement a cost reduction plan. The plan called for reductions in the area of salaries, personnel and facility space requirements. The Company is also reviewing other areas with in the organization to reduct costs. The effect of the reduction in salaries and personnel will be reflected in the second quareter 1999 numbers. The full effect of the cost reduction plan should be reflected in the third quarter of 1999.

     Research and development expenses decreased $351,076 to $262,975 during the three months ended March 31, 1999 as compared to $614,051 for the corresponding period in 1998. Of the decrease, $200,000 was due to a non-cash charge related to the estimated fair market value of an option granted to an entity the Company entered into a license agreement with in 1998.

     Interest and other income increased $66,063 to $97,701 during the three months ended March 31, 1999 as compared to $31,638 in the corresponding period in 1998. Of the increase, $90,000 was proceeds from the sale of 600,000 shares of Inter-Con P/C to a shareholder. The decrease of $23,937 was due to the decrease in the balance of certificates of deposits.

     Interest expense increased $172,674 to $172,674 during the three months ended March 31, 1999 as compared to $0 in the corresponding period in 1998 due to non-cash charges of $124,624 for the intrinsic value of the beneficial conversion feature of the Convertible Debenture.




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

     Selling, general and administrative expenses increased $181,210 to $543,696 during the three months ended March 31, 1998 as compared to $362,486 for the same period in 1997. Of the increase, $81,183 was due to additional salaries and wages for sales and administrative personnel, $23,717 was due to completion of the installation of the Company's internal computer network, $19,400 was due to increased unearned compensation amortization, $16,250 was due to increased advertising and product certification expenses, and the remainder of the increase was principally due to increased operating costs.

     Research and development expenses increased $517,520 to $614,051 during the three months ended March 31, 1998 as compared to $96,531 for the same period in 1997. Of the increase, $200,000 was due to a non-cash charge related to the estimated fair market value of an option granted to an entity the Company entered into a license agreement with and $107,500 was due to license costs associated with technologies the Company plans to incorporate into its product offerings. The above costs were expensed because the incorporation of the related technologies had not reached the stage of "technological feasibility," as defined. The remaining increase is attributable to increased development activity for the Company commercialize and evolve certain of its products.

     LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities during the three months ended March 31, 1999 was ($656,353) and was principally due to operating losses. Net cash used for investing activities during the same period was $0. Net cash provided by financing activities during the same period was $61,477 and was principally from cash received from employee stock option exercises.

     Working capital decreased $(740,974) during the three months ended March 31, 1999 to ($1,816,752) as compared to ($1,075,778) as of December 31,
     1998. This decrease is principally due to operating losses.

     See Note 8 to the interim financial statements for information regarding stock option transactions.

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

     The Convertible Debenture is convertible into shares of the Company's Common Stock at a conversion price equal to the lesser of (i) $7.15; or
     (ii) the average closing bid price of the Company's Common Stock for a five-day period ending the day prior to the notice of conversion multiplied by a discount factor equal to 22%. The Convertible Debenture is redeemable at the option of the Company under certain circumstances. Interest on the Convertible Debenture is not convertible.

     The Company was obligated to file, and has filed, a registration statement which was declared effective by the SEC on May 3, 1999 covering the resale of the shares of Common Stock issuable upon conversion or exercise, as applicable, of the Convertible Debenture and the detachable warrants. Since the registration statement was late going effective, the Company is subject to late filing penalty of approximately $237,000. The holder of the convertible debenture has agreed to waive payment of the penalty in consideration of the Company reducing exercise on a warrant owned by the holder of the convertible debenture from $7.29 to the closing market price of the Company's Common Stock on May 21, 1999 for a seven day period.

     The terms of the Convertible Debenture provided for the Company to issue shares of Common Stock, calculated in accordance with the conversion price then in effect, within three (3) days after receipt of a conversion notice from the holder of the Convertible Debenture. In the event that the Company received a conversion notice at a time when the Company's Common Stock was trading below $6.00 per share, the issuance of such shares and calculation of the number of shares issuable would be automatically extended for 45 days. Based on the current price of the Company's Common Stock, this provision would have the effect of delaying the initial conversion of outstanding indebtedness due under the Convertible Debenture for 45 days.

     Since the registration statement covering the resale of the shares issuable upon conversion of the Convertible Debenture was late in going effective, and both the Company and the holder of the Convertible Debenture desired to commence the conversion of the Convertible Debenture as soon as possible, they agreed to amend the Convertible Debenture to delete this provision thereby enabling the holder of the Convertible Debenture to immediately commence the conversion of the outstanding indebtedness thereunder. In this regard, since May 11, 1999, the holder of the Convertible Debenture has converted an aggregate of $1,025,000 principal amount of the Convertible Debenture. As a result of these conversions, the Company has reduced the indebtedness due under the Convertible Debenture to approximately $1,500,000.

     The Convertible Debenture agreement contains certain dilution and conversion price adjustment provisions if certain events occur. In the event of repayment, the Company is subject to certain repayment costs of up to 24% of the principal amount repaid. In addition, the Company is required to meet certain covenants, including the maintenance of its listing in the NASDAQ SmallCap Market.

     On April 15, 1999, the Company appeared at hearing before NASDAQ objecting to the proposed delisting of its shares. At the hearing, the Company requested a sixty (60) day exemption from the minimum maintenance standards in order to obtain compliance. If the Company's plan to achieve compliance is not accepted by Nasdaq, its shares will likely be delisted from the Nasdaq SmallCap Market. As of the date of this Report, the Company has not been notified by Nasdaq of its ruling on this matter and the Company is not in compliance with the minimum maintenance standards.

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

     If the Company is delisted from the Nasdaq SmallCap Market, it would be an event of default under the terms of the Convertible Debenture resulting in the immediate acceleration of the repayment thereof. The Company does not have the necessary funds to repay the approximate $1,500,000 of outstanding indebtedness due under Convertible Debenture. Should demand for repayment not be made, the Company estimates its existing cash will only last until second quarter 1999 based on the Company's current cash burn rate. Management believes it will need $2,000,000 to $3,000,000 to support its operations through 1999.

     In order to address these liquidity issues, the Company has had discussions with the Shaar Fund regarding the conversion of the remaining indebtedness due thereunder (approximately $1,500,000) into convertible preferred stock or common stock. Although the Shaar Fund has indicated that it will consider converting the remaining amount due under Convertible Debenture into equity, there can be no assurance that the Company will be successful in converting the Convertible Debenture, in whole or in part, into preferred stock or common stock on terms acceptable to the Company.

     Management is also evaluating the viability of obtaining additional financing through the issuance of additional debt or equity securities of the Company on a negotiated private placement basis to institutional and accredited investors. In this regard, the Company has been engaged in discussions with certain investors with respect to a $1 to $3 million investment, however, as of the date of this Report, the Company has not reached any definitive agreement with any such investor regarding the specific terms of an investment in the Company. Management believes the successful completion of the above initiatives may bring the Company back into compliance with Nasdaq Smallcap Market maintenance standards. No assurance can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained to meet its needs, or that such financing would not be dilutive to existing stockholders. Also, no assurance may be given that the debenture holder will convert its indebtedness to convertible preferred stock, or do so without a significant cost to the Company.

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

     Jasper has a cross license agreement with the Company for FIDS technology, and has purchased products and services from the Company over the years. FIDS technology was previously a significant component of the Company's product offerings. During 1998, the Company replaced the FIDS technology with its Vector Segment Technology. The Company is evaluating the impact of the above on potential required royalty payments to Jasper and each of the respective parties' defined markets.

     In February 1999 the Company enhanced its liquidity through the sale of 600,000 shares of common stock of Inter-Con to a shareholder of Inter-Con P/C, FNC. for gross proceeds of $90,000.

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

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings



Item 2.    Changes in Securities


     Changes In Securities. The Company's Board of Directors has adopted and the Company's shareholders have approved an amendment (the "Amendment") to the Company's Articles of Incorporation to authorize 5,000,000 shares of Preferred Stock, which may be issued by the Company in the future in series with such rights, preferences and designations as determined by the Board of Directors without further shareholder action. The Amendment grants the Board of Directors the authority to issue shares of Preferred Stock in any number of series with such rights (including voting and dividends), preferences and designations as it deems necessary or advisable without any action by the Company's shareholders.

     This will authorize the Company's Board of Directors, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely effect the voting power or other rights of the holders of the Company's Common Stock. More specifically, the Company will be in a position to issue securities which would grant to the holders thereof preferences or priorities over the holders of the Company's Common Stock with respect to, among other matters, liquidation or dividends. This could result in holders of Common Stock receiving less in the event of a liquidation, dissolution or other winding up of the Company and reduce the amount of funds, if any, available for dividends on Common Stock.

     In addition, Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. This could have the effect of discouraging bids for the Company even if such bid represents a premium over the Company's then existing trading price and thereby prevent stockholders from receiving the maximum value for their shares. For example, preferred stock is typically utilized in rights plans, commonly referred to as "poison pills," which have been utilized to discourage delay or prevent a change in control transactions.

     Issuance of Unregistered Securities. As described elsewhere in this Report, on May 3, 1999, the Company's registration statement on Form S-3 covering the public resale of, among other shares, the shares of Common Stock issuable upon conversion of the Convertible Debenture was declared effective by the SEC.

     In this regard, since May 11, 1999, the holder of the Debenture has converted an aggregate of $1,025,000 principal amount convertible of the Debenture into 1,062,884 shares of Common Stock. These shares were issued pursuant to the exemption from the registration requirements under the Securities Act provided by Section 3(a) 9 thereof as an exchange with the Company's existing security holders without payment of fees or commissions of any kind to any person. As a result of this conversion, the Company has reduced the indebtedness due under the Convertible Debenture to approximately $1,500,000. The Company has been advised that the holder of the Debenture has publicly resold substantially all of these shares under the registration statement identified above.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

     On May 7, 1999, the Company held a special meeting of shareholders (the "Meeting"). At the Meeting, the Company's shareholders approved an amendment to the Company's Amended and Restated Articles of Incorporation authorizing 5,000,000 shares of preferred stock, $.01 par value per share, which may be issued in series with such rights, preferences and designations as determined by the Board of Directors of the Company without further shareholder action. At the Meeting, 4,557,491 shares were voted for the amendment, 41,798 shares were voted against the amendment and 11,438 shares abstained.


Item 5.    Other Events

           Boston Stock Exchange
           ---------------------
           On or about May 12, 1999, the Company was notified that the trading of its Common Stock was suspended on the Boston Stock Exchange for failure to maintain compliance with applicable listing standards. The Boston Stock Exchange has made application to the SEC to delist the Company's Common Stock to be effective as of on or about June 15, 1999. The Company has objected to the suspension and has been notified by the Boston Stock Exchange that if the Company attains compliance with the minimum maintenance standards by June 15, 1999, it will consider withdrawing its delisting request. In order to achieve compliance, the Company must maintain minimum net tangible assets of at least $500,000. As explained in Part I of this Report, the Company is currently attempting to increase its net tangible assets. There can be no assurance that the Company will be able to attain compliance with such standards or if attained, that its shares wil not be delisted.

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits

                  Exhibit No.              Exhibit
                  -----------              -------

                       3.3 Articles of Amendment to Amended and Restated Articles of Incorporation

                      27                   Financial Data Schedule


           (b)    Reports on Form 8-K

                  None.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SAC Technologies, Inc.



Date: May 24, 1999             /s/ Barry Wendt
                               -------------------------------------------------
                               Barry Wendt, Chief Executive Officer


                               /s/ Gary Wendt
                               -------------------------------------------------
                               Gary Wendt, Chief Financial Officer



                  Exhibit No.              Exhibit
                  -----------              -------

                       3.3 Articles of Amendment to Amended and Restated Articles of Incorporation

                      27                   Financial Data Schedule