Form 10QSB
period 1999-06-30
SAC TECHNOLOGIES INC
filed 1999-08-16
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
     EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1999

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________

                         Commission file number 1-13463

                       -----------------------------------

                             SAC TECHNOLOGIES, INC.
                             ----------------------
        (Exact name of small business Issuer as specified in its charter)


            MINNESOTA                                    41-1741861
            ---------                                    ----------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


                4444 West 76th Street, Suite 600, Edina, MN 55435
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (612) 835-7080
                                 --------------
                           (Issuer's telephone number)

                          ----------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

     Shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of August 8, 1999: 8,599,751.

                             SAC TECHNOLOGIES, INC.

                                      INDEX


                                                                            Page

PART I.   FINANCIAL INFORMATION

          Item 1 - Financial Statements

            Balance sheets as of December 31, 1998 and June 30, 1999...........3

            Statements of operations and other comprehensive income for the three and six months ended June 30, 1998 and 1999,
                  and January 7, 1993 (date of inception)
                  through June 30, 1999........................................4

            Statements of cash flows for the three and six months ended
                  June 30, 1998 and 1999, and January 7, 1993 (date of
                  inception) through June 30, 1999.............................5

            Notes to interim financial statements..............................6

          Item 2 - Management's Discussion and Analysis of Financial
                   Condition and Results of Operations........................12

PART II.  OTHER INFORMATION

          Item 1 - Legal proceedings..........................................20
          Item 2 - Changes in securities......................................20
          Item 3 - Defaults upon senior securities............................20
          Item 4 - Submission of matters to a vote of security holders........20
          Item 5 - Other events...............................................20
          Item 6 - Exhibits and reports on Form 8-K...........................20

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)
                                 BALANCE SHEETS

                                     ASSETS

                                                                         December 31,       June 30,
                                                                             1998             1999
                                                                         ------------     ------------
                                                                                          (unaudited)
CURRENT ASSETS
      Cash and cash equivalents                                          $  1,063,616     $    131,580
      Accounts receivable, less allowance for doubtful receivables of
            $158,000 and $143,000, respectively                                44,702          259,948
      Inventories                                                             410,287          329,760
      Prepaid expenses                                                        121,875           81,076
                                                                         ------------     ------------

            Total current assets                                            1,640,480          802,364


EQUIPMENT, FURNITURE AND FIXTURES - AT COST, less
      accumulated depreciation                                                135,469          111,907

OTHER ASSETS (note 4)                                                         383,695        1,041,518
                                                                         ------------     ------------

                                                                         $  2,159,644     $  1,955,789
                                                                         ============     ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

      Convertible debentures, less discount of $291,024 and $80,000
            (note 7)                                                     $  2,208,976     $  1,395,000
      Note payable (note 7)                                                        --          100,000
      Accounts payable                                                        280,879          279,475
      Accrued liabilities (note 5)                                            198,738          263,144
      Deferred revenues (note 6)                                               27,665          177,665
                                                                         ------------     ------------

            Total current liabilities                                       2,716,258        2,215,284

COMMITMENTS AND CONTINGENCIES                                                      --               --

STOCKHOLDERS' EQUITY (DEFICIT) (note 8)
       Preferred stock- authorized, 5,000,000 shares of $.01 par
            value; issued and outstanding, none                                    --               --
      Common stock - authorized, 20,000,000 shares of $.01 par
            value; issued and outstanding, 7,510,867 and 8,599,751
            shares, respectively                                               75,109           85,999
      Additional contributed capital                                        8,960,135        9,959,826
      Deficit accumulated during the development stage                     (9,534,968)     (11,205,320)
      Accumulated other comprehensive income (note 4)                              --          900,000
      Unearned compensation                                                   (56,890)              --
                                                                         ------------     ------------
                                                                             (556,614)        (259,495)
                                                                         ------------     ------------

                                                                         $  2,159,644     $  1,955,789
                                                                         ============     ============

             See accompanying notes to interim financial statements

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

             STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
                                   (unaudited)

                                                                                                                        January 7,
                                                                                                                      1993 (date of
                                                       Three months ended                 Six months ended              inception)
                                                            Junr 30,                           June 30,                  through
                                                  -----------------------------     -----------------------------        June 30,
                                                      1998             1999             1998             1999              1999
                                                  ------------     ------------     ------------     ------------     ------------
Revenues
  Product sales                                   $    275,771     $     14,738     $    281,592     $     39,525     $    558,939
  Licensing fees                                            --               --               --          100,000          100,000
  Reimbursed research and development                   10,200               --           10,200               --          284,506
  Technical support and other services                   7,750               --            7,750               --          429,885
                                                  ------------     ------------     ------------     ------------     ------------

                                                       293,721           14,738          299,542          139,525        1,373,330
Costs and other expenses
  Cost of product sales                                529,777           75,276          560,513          112,702        1,397,004
  Cost of technical support and other services           1,846               --            1,846               --          237,317
  Selling, general and administrative                1,337,010          580,134        1,880,706        1,068,033        7,176,369
  Research ,development and engineering                380,568          206,811          994,619          469,786        3,335,042
                                                  ------------     ------------     ------------     ------------     ------------
                                                     2,249,201          862,221        3,437,684        1,650,521       12,145,732
                                                  ------------     ------------     ------------     ------------     ------------

     Operating loss                                 (1,955,480)        (847,483)      (3,138,142)      (1,510,996)     (10,772,402)

Other income (expense)
  Interest and other income                             13,210            7,847           44,848          105,548          406,063
  Interest expense                                          --          (92,230)              --         (264,904)        (800,884)
                                                  ------------     ------------     ------------     ------------     ------------
                                                        13,210          (84,383)          44,848         (159,356)        (394,821)
                                                  ------------     ------------     ------------     ------------     ------------

  NET LOSS                                          (1,942,270)        (931,866)      (3,093,294)      (1,670,352)     (11,167,223)
                                                  ------------     ------------     ------------     ------------     ------------

Other comprehensive income
  Unrealized gain on available-for-sale securities          --          900,000               --          900,000          900,000
                                                  ------------     ------------     ------------     ------------     ------------

  COMPREHENSIVE LOSS                              $ (1,942,270)    $    (31,866)    $ (3,093,294)    $   (770,352)    $(10,267,223)
                                                  ============     ============     ============     ============     ============

Basic and diluted net loss per common share       $       (.26)    $       (.12)    $       (.41)    $       (.21)    $      (1.99)
                                                  ============     ============     ============     ============     ============

Weighted average number of shares outstanding        7,490,897        8,086,718        7,478,545        7,810,041        5,616,510
                                                  ============     ============     ============     ============     ============


             See accompanying notes to interim financial statements.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                                        January 7,
                                                                  Three months                   Six months             1993 (date
                                                                  ended June 30,               ended June 30,          of inception)
                                                           ---------------------------   ---------------------------   through June
                                                               1998           1999           1998           1999           1999
                                                           ------------   ------------   ------------   ------------   ------------
Increae (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
  Net loss                                                 $ (1,942,270)  $   (931,866)  $ (3,093,294)  $ (1,670,352)  $(11,167,223)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation                                                 15,000         21,000         28,500         26,000        131,006
    Amortization
      Deferred financing costs                                       --        267,400             --        340,577        425,144
      Unearned compensation                                      27,616          6,336         55,416         13,971        181,810
      Interest expense amortization for the intrinsic value
        of the beneficial conversion feature of the
        convertible debenture (note 7)                               --             --             --        124,624        525,000
    Allowance for uncollectible receivables                          --        (15,000)            --        (15,000)       143,000
    Write-down of inventory                                     200,000             --        200,000             --        600,000
    Revenues realized due to offset of billings against a
      stock repurchase                                               --             --             --             --       (170,174)
    Options issued for license rights                                --             --        200,000             --        200,000
    Option issued in connection with distribution agreement     352,650             --        352,650             --        352,650
    Acquired research and development                                --             --             --             --        117,000
    Warrants issued for services and other                      304,000             --        304,000             --        197,000
    Contribution of services                                         --             --             --             --         11,250
    Other                                                            --             --             --             --         23,434
    Change in assets and liabilities:
      Accounts receivable                                        11,302         36,264         (1,435)      (200,246)      (402,948)
      Inventories                                              (111,299)        62,113       (445,671)        80,527       (929,760)
      Prepaid expense                                           (60,209)        22,481        (53,501)        40,799        (81,076)
      Accounts payable                                          116,084         40,488        109,101         (1,404)       279,475
      Accrued liabilities                                      (131,472)        68,062       (117,737)        64,406        301,769
      Deferred revenue                                               --             --             --        150,000        150,000
                                                           ------------   ------------   ------------   ------------   ------------
                                                                723,672        509,144        631,323        624,254      2,054,580
                                                           ------------   ------------   ------------   ------------   ------------

         Net cash used in operating activities               (1,218,598)      (422,722)    (2,461,971)    (1,046,098)    (9,112,643)

Cash flows from investing activities
  Capital expenditures                                           (4,191)        (2,438)       (24,153)        (2,438)      (242,913)
  Security deposits                                                  --             --             --             --        (12,984)
  Patents and trademarks                                             --             --             --             --         (4,534)
                                                           ------------   ------------   ------------   ------------   ------------

         Net cash used for investing activities                  (4,191)        (2,438)       (24,153)        (2,438)      (260,431)

Cash flows from financing activities
  Restricted cash                                            (2,320,000)            --     (2,320,000)            --             --
  Net proceeds (payments) under short-term borrowing
    agreements                                                       --        100,000             --        100,000        (17,000)
  Issuance of convertible bridge notes                               --             --             --             --        175,000
  Issuance of convertible debentures                          2,030,000             --      2,030,000             --      1,775,000
  Issuance of warrants and convertible debentures
    discount                                                    470,000             --        470,000             --        750,000
  Deferred financing costs                                     (180,000)       (12,000)      (180,000)       (12,000)      (324,977)
  Exercise of stock options                                      70,031             --        105,396         28,500        190,799
  Sales of common stock                                              --             --             --             --      7,093,832
  Redemption of common stock                                         --             --             --             --       (138,000)
                                                           ------------   ------------   ------------   ------------   ------------

         Net cash provided by financing activities               70,031         88,000        105,396        116,500      9,504,654
                                                           ------------   ------------   ------------   ------------   ------------

         Net increase (decrease) in cash and cash
           equivalents                                       (1,152,758)      (337,160)    (2,380,728)      (932,036)       131,580

Cash and cash equivalents, at beginning of period             2,123,783        468,740      3,351,753      1,063,616             --
                                                           ------------   ------------   ------------   ------------   ------------

Cash and cash equivalents, at end of period                $    971,025   $    131,580   $    971,025   $    131,580   $    131,580
                                                           ============   ============   ============   ============   ============

             See accompanying notes to interim financial statements.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
            December 31, 1998, and June 30, 1998 and 1999 (Unaudited)


1.       Unaudited Statements

         The accompanying unaudited interim financial statements have been prepared by SAC Technologies, Inc. (the "Company") in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted.

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

2.       Liquidity Matters

         Broad commercial acceptance of the Company's products by customers and end users is critical to the Company's success and ability to generate revenues. The Company has limited sales to date, and has accumulated losses since inception of $11,167,223, of which $931,866 was incurred during the quarter ended June 30, 1999. The Company believes operating losses will continue for the foreseeable future.

         As Discussed at Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's common stock was delisted from the NASDAQ SmallCap Market as of May 24, 1999. The Company's stock currently trades on the OTC Electronic Bulletin Board and the Company remains subject to the reporting requirements of the Securities and Exchange Act of 1934 as amended (the "Exchange Act"), and accordingly, will continue to timely file quarterly, annual and all other required reports under the Exchange Act with the SEC. On July 9, 1999 the Company received $712,500 in net proceeds through a private placement of $1,312,500 of its Series A Convertible Preferred Stock. See footnote 8 below.

         The Company believes its existing cash will not be adequate to fund the expansion and distribution of its product offerings, and it will need to raise additional funds to support operations. Based on the Company's current cash burn rate, the Company believes its existing cash will only last until September 1999. Based on current plans the Company estimates it needs approximately $3,000,000 to $4,000,000 to support operations through June 30, 2000. This may involve the issuance of additional debt or equity securities which will likely result in additional dilution to the Company's existing stockholders which could be substantial. No assurance can be given that any additional financing will be available on terms acceptable to the Company if at all or that adequate financing will ultimately be obtained to meet its needs.


         On August 2, 1999, the Company signed a Letter of Intent to acquire Aultimate Technology Marketing, Inc. (ATM). The terms of the proposal call for the Company to acquire ATM in a merger or exchange of shares whereby the Company would acquire all the assets and assume all the liabilities of ATM. The proposed merger is subject to completion of satisfactory due diligence, negotiation and execution of a mutually satisfactory definitive agreement containing such representations, warranties, indemnification, terms and conditions that are customary for a transaction of this type, and obtaining necessary shareholder and board approvals.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
            December 31, 1998, and June 30, 1998 and 1999 (Unaudited)


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

4.       Other Assets

                                                     December 31,     June 30,
                                                         1998           1999
                                                                    (Unaudited)
                                                     ------------   ------------

         Investment in Inter-Con P/C, Inc.           $         --   $    900,000
         Deferred financing costs, less accumulate
            amortization of $46,800 and $168,000          233,200        112,000
         Deferred offering costs                          132,977         12,000
         Security deposits                                 12,984         12,984
         Patents                                            4,534          4,534
                                                     ------------   ------------

                                                     $    383,695   $  1,041,518
                                                     ============   ============

         As previously reported, during October 1996, the Company contributed certain technology (Technology) to Inter-Con P/C, Inc. (Inter-Con) in exchange for an initial fifty-percent equity ownership in Inter-Con. The costs associated with the development of the Technology were expensed as research and development costs as the Technology had not reached technological feasibility and proven marketability as of the date of transfer. Accordingly, the Company's capitalized cost basis in the Technology as of the date of contribution was $0. Therefore, the investment in Inter-Con was carried at $0. Since October 1996, Inter-Con has not reported a profit. The Company has continued to carry the investment in Inter-Con at $0.

         During June 1999, Inter-Con completed a reverse merger with a public shell. It's shares are traded on the OTC Electronic Bulletin Board.

         The Company's equity ownership in Inter-Con as of the date of this filing consists of 600,000 shares of Inter-Con common stock. Such common stock is restricted pursuant to SEC Rule 144. Assuming all of the conditions of Rule 144 are met and subject to the volume limitations of Rule 144, the shares will be eligible for public resale during June 2000.

         As a result of Inter-Con's shares, becoming eligible for public trading, the Company will report it's investment in Inter-Con pursuant to Statement of Financial Accounting Standards No. 115 -- "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115).

         SFAS 115 requires classification of debt and equity securities into one of the following three categories: trading securities, available-for-sale securities and held-to-maturity securities. Trading securities are measured at fair value, with unrealized holding gains and losses included in earnings. Available-for-sale securities are measured at fair value, with net unrealized gains and losses reported as a component of accumulated other comprehensive losses in stockholders' equity. Held-to-maturity securities are carried at amortized cost. Gains and losses are recognized using the specified identification method.

         The Company's investment in Inter-Con is classified as an available-for-sale security. Pursuant to SFAS 115, the $900,000 assigned market value of the investment as of June 30, 1999 was based on the closing market price as of June 30, 1999 with no discount for the restriction on transfer imposed by applicable Securities laws, the limited public market of Inter-Con's stock, and the large block nature of the investment. The Company will adjust it's investment in Inter-Con each reporting period with any change being reported within "accumulated other comprehensive income" which is a component of stockholders' equity on the balance sheet.

         Additionally, pursuant to Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" the net change in the investment will also be disclosed on the face of the statement of operations as "other comprehensive income." For the three and six month period ended June 30, 1999, $900,000 was reported in the statement of operations as other comprehensive income in connection with this investment.

         The current value assigned to this investment may fluctuate significantly in the future due to Inter-Con's results of operations, market conditions, and various other matters outside of the control of the Company.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
            December 31, 1998, and June 30, 1998 and 1999 (Unaudited)


5.       Accrued Liabilities

                            December 31,      June 30,
                                1998            1999
                                             (Unaudited)
                            ------------    ------------

            Compensation    $    106,241    $     65,802
            Interest              62,500         116,380
            Other                 29,997          80,962
                            ------------    ------------

                            $    198,738    $    263,144
                            ============    ============

6.       Deferred Revenue

         Included in deferred revenue is $100,000 of deferred licensing fees and $50,000 of non-refundable prepaid royalty fees relating to current licensing agreements. These revenues will be recognized in future periods once revenue recognition criteria is met.

7.       Convertible Debenture

         On June 30, 1998, the Company sold to the Fund $2,500,000 of 5% (effective rate of 16%) convertible debentures due June 30, 2001 (the "Debentures"), and detachable warrants. The Debentures are currently convertible into shares of the Company's common stock at a conversion price equal to the lesser of (a) $7.15 (110% of the closing bid price of the common stock on June 29, 1998) or (b) the average closing bid price for the five-day trading period ending the day prior to the notice of conversion multiplied by a discount factor equal to 22%. The Debentures are redeemable at the option of the Company under certain circumstances. At the option of the Company, the interest is payable in kind through the issuance of additional shares of the Company's common stock. The Debenture agreement contains certain dilution and conversion price adjustment provisions if certain events occur, as defined. In the event of redemption, the Company is subject to certain repayment costs equal to 24% of the principal amount repaid.

         Under the terms of the Debenture, the Company was required to maintain its listing on the NASDAQ SmallCap Market. As discussed at Note 2, the Company's common stock was delisted from the NASDAQ SmallCap Market as of May 24, 1999, which constituted an event of default under the Debenture. The Company filed a registration statement (which was declared effective by the SEC on May 3, 1999) covering the resale of the shares of common stock underlying the Debentures and the detachable warrants. Since the registration statement was filed late, the Company was subject to late filing penalties. On or about July 9, 1999 the Fund permanently waived the event of default under the Debenture caused by the delisting of the Company's shares from the NASDAQ SmallCap Market and all penalties associated with the late filing of the registration statement.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
            December 31, 1998, and June 30, 1998 and 1999 (Unaudited)


7.       Convertible Debenture-Continued

         On May 11, 1999, the holder of the Debenture converted an aggregate of $1,025,000 of principal into 1,062,884 shares of common stock. As a result of this conversion, the Company has reduced the indebtedness due under the Debenture to $1,475,000.

8.       Stockholders' Equity

         On May 7, 1999 the Company's shareholders approved a resolution to amend the Company's Articles of Incorporation to authorize 5,000,000 shares of preferred stock, which may be issued by the Company in the future in series with such rights, preferences and designation as determined by the Board of Directors without further shareholder action. As of June 30, 1999, no shares of preferred stock were issued or outstanding.

         On July 9, 1999 the Company completed a private placement of $1,312,500 of its Series A Convertible Preferred Stock and a 5-year warrant to purchase 131,250 shares of Common Stock exercisable at $1.196 per share to the Fund. The Company received net proceeds of $712,500 after giving effect to a 33% discount to the face amount of the preferred stock, $62,500 of offering costs and repayment of a $100,000 note to the Fund. The preferred shares provide for a 9% dividend payable semi-annually in arrears. At the option of the Company, the dividends are payable in kind through the issuance of additional shares of the Company's common stock. The preferred shares are immediately convertible into shares of common stock at a conversion price equal to the lesser of (a) 110% of the closing bid price of the Company's common stock on July 8, 1999 or
         (b) a 22% discount to the average closing bid prices of the Company's common stock during the five trading days prior to conversion. The preferred shares are redeemable, in whole or in part, at the option of the Company at 100% of face value ($100 per share). The Company is obligated to file a registration statement with the SEC covering the resale of the shares of common stock issuable upon conversion of the preferred shares or the exercise of the warrant by no later than September 7, 1999 and have such registration statement declared effective by December 6, 1999.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
            December 31, 1998, and June 30, 1998 and 1999 (Unaudited)


8.       Stockholders' Equity (Continued)

         The following summarizes option activity since December 31, 1998 (Unaudited):

                                                                 Number
                                                        ------------------------
                                       Date of Grant,                   Non-plan
                                          Exercise                      Options
                                             or            1996           And
                                         Expiration        Plan         Warrants
                                      ---------------   -----------   ----------

         Balance, December 31, 1998         --            474,334       498,000

         Options exercised            1/12/99-1/26/99     (26,000)           --
         Warrant granted                  7/9/99               --       131,250
                                                        -----------   ----------

                                                          448,334       629,250
                                                        ===========   ==========

9.       Related Party Transactions

         Included in accounts receivable as of December 31, 1998 and June 30, 1999 were $135,958 and $174,396 of amounts due from Jasper Consulting, Inc. No revenues were recognized from transactions with Jasper Consulting, Inc. during the three and six months ended June 30, 1999. During the three and six months ended June 30, 1998, $183,476, and $262,929 of revenues were recognized from transactions with ATM and Jasper Consulting, Inc.

10.      Other

         On August 8, 1999 the Company gave notice to its Minnesota landlord it would be moving to new facilities. The Company intends to sublease the premises. There are approximately three years left on this lease (total commitment of approximately $80,000). If the Company is not successful in subleasing this premises, it will be liable for the lease payments. The Company does not believe there will be any significant loss on any sublease. Therefore, no accrual has been recorded as of the date of these financial statements to cover any potential loss on this lease.

         On July 21, 1999 the Company signed a 5 year lease for new Minnesota facilities. The terms of the lease call for payments over the five year term ranging from $2,814 to $3,610 a month plus common area costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    PRIVATE SECURITIES LITIGATION REFORM ACT

         The information contained in this Report on Form 10-QSB and in other public statements by the Company and Company officers include or may contain certain forward-looking statements. When used in this Report or in such statements, the words "estimate," "project," "intends," "expects," "believes" and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those included within the forward-looking statements. Such factors are described in detail in the Company's Annual Report on Form 10-KSB/A under the caption "RISK FACTORS." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

OVERVIEW

         The Company is a technology company involved in developing biometric technology and applications. Specifically, the Company develops and markets fingerprint identification technology for use in general commercial markets. The Company has focused on the general access control and information resource and network access control markets. The Company's current product offerings and related technology have been developed as security solutions for original equipment manufacturers (OEM), distributors and system integrators. Although the Company intends to continue to enhance these current offerings, and develop others, the Company does not intend to create "off the shelf" products for mass commercialization.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO JUNE 30, 1999

         Revenues

         Total revenues decreased $278,983 during the three months ended June 30, 1999 to $14,738 as compared to $293,721 for the same period in 1998. Total revenues decreased $160,017 during the six months ended June 30, 1999 to $139,525 as compared to $299,542 for the same period in 1998.

            Revenues from product sales decreased $261,033 during the three months ended June 30, 1999 to $14,738 as compared to $275,771 for the same period in 1998. Revenues from product sales decreased $242,067 for the six months ended June 30, 1999 to $39,525 as compared to $281,592 for the same period in 1998. The decreases were primarily due to sales of SACcat units in 1998 to ATM without a comparable transaction in 1999. The SACcat units sold in 1999 consisted primarily of sales under licensing agreements which were signed during the first quarter of 1999 and to a lesser extent, unit sales of SACMan Developer Toolkit Systems to entities developing or intending to develop applications which may utilize the Company's products and/or technology.

         Revenues from licensing fees increased $100,000 during the six months ended June 30, 1999 to $100,000 as compared to $0 for the same period in 1998. These revenues were generated from a licensing program implemented by the Company pursuant to which it has entered into licensing agreements with various OEM's who intend to incorporated the Company's technologies into their offerings. There can be no assurance that the Company will have the marketing or financial resources to enter into any additional licensing agreements or that any such agreements will generate any meaningful revenue or earnings for the Company in future periods.

         The Company has delayed the launch of its SACSecure level 1 until the fourth quarter of 1999. The Company is continuing to work on level 2 and level 3, which will be offered as upgrades to level 1. There can be no assurance that the Company will have the marketing or financial resources to complete the upgrade in a timely manner or that if completed, will generate any meaningful revenue or earnings.

         Costs and Other Expenses

         Cost of product sales exceeded revenues from product sales by $60,538 during the three months ended June 30, 1999 and $73,177 during the six months ended June 30, 1999 as compared to $254,006 during the three months ended June 30,1998 and $278,921 during the six months ended June 30, 1998. For the three and six months ended June 30, 1999 $47,435 was related to product that was shipped to Jasper Consulting, Inc. for which the related revenues are being recorded on a cash basis due to uncertainty of collection. For the three and six months ended June 30, 1998, $200,000 of the negative gross margin related to a write down of inventory to its net realizable value. The remainder of the negative gross margins for all periods is attributed to costs associated with the production of a limited amount of units. The Company is exploring means to reduce its current product costs including purchasing certain imaging technology to replace certain of its current optics components and subcontract manufacturing arrangements. No assurance can be given that the above objective will be achieved or if achieved, whether it will result in a reduction of product costs that will lead to the Company generating positive gross margins or becoming profitable.

         Selling, general and administrative expenses decreased $756,876 to $580,134 during the three months ended June 30, 1999 and decreased $812,673 to $1,068,033 during the six months ended June 30, 1999 as compared to the three and six months ended June 30, 1998. Of the decreases for the three and six months ended June 30, 1999, $144,592 and $205,420, respectively, related to a reduction in total personnel and salaries, $656,650 and $690,650, respectively, was principally due to non-cash charges related to estimated fair market value of warrants issued during 1998 and $20,759 and $20,680, respectively was principally due to a decrease in sales and marketing initiatives. This was partially offset by increases in professional fees of $128,407 and $162,430, respectively, which was primarily due to additional costs associated with the filing of the registration statement for the debenture and on going financing initiatives during the quarter.

         In May 1999, the Company began to implement a cost reduction plan. The plan called for reductions in the area of salaries, personnel and facility space requirements. The Company is also reviewing other areas within the organization to reduce costs. If the Company does enter into a definitive agreement with, and completes the acquisition of ATM, the Company anticipates that personnel and other costs would increase.

         Research, development and engineering expenses decreased $173,757 to $206,811 during the three months ended June 30, 1999 and decreased $524,833 to $469,786 during the six months ended June 30, 1999 as compared to the three and six months ended June 30, 1998. Of the decrease for the three and six months ended June 30, 1999, $200,000 was related to a non-cash charge for the estimated fair market value of an option granted to an entity with which the Company entered into a license agreement in 1998 and $173,250 and $360,750, respectively, related to licensing and integration costs associated with technologies the Company plans to incorporate into its SACcat product. The Company is disputing fulfillment of the terms of the contracts by certain of the licensors. If the Company does not fulfill the purchase requirements called for in the contracts then the Company could potentially lose its exclusivity or use of these technologies.

         Interest and other income decreased $13,210 to $7,847 during the three months ended June 30, 1999 and increased $60,700 to $105,548 for the six months ended June 30, 1999 as compared to the three and six months ended June 30, 1998. The decrease for the three months period was due to the decrease in the balances of the certificates of deposits. Of the increase for the six month period, $90,000 was proceeds from the sale of 600,000 shares of Inter-Con P/C to a shareholder of the Company.

         Interest expense increased $92,230 during the three months ended June 30, 1999 and increased $264,904 for the six months ended June 30, 1999 as compared to $0 in the corresponding periods in 1998. Of the increase $0 and $124,624, respectively, was due to non-cash charges - for the intrinsic value of the beneficial conversion feature of the Convertible Debenture, $69,600 and $86,400, respectively, was due to the amortization of fair market value of the warrants that where issued to the Shaar Fund.

         Other comprehensive income increased $900,000 during the three and six months ended June 30, 1999. See Item 1. footnote 4 of the Notes to Interim Financial Statements for more information.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities during the six months ended June 30, 1999 was $1,046,098 and was principally due to operating losses. Net cash used for investing activities during the same period was $2,438. Net cash provided by financing activities during the same period was $116,500 and was principally cash from a short term note payable to the Shaar Fund an international investment fund (the "Fund") for $100,000 and $28,500 received from employee stock option exercises.

         Working capital decreased $337,142 during the six months ended June 30, 1999 to ($1,412,920) as compared to ($1,075,778) as of December 31, 1998. This decrease is principally due to operating losses.

         See Note 8 to the interim financial statements for information regarding stock option transactions.

         Since January 7, 1993 (date of inception), the Company's capital needs have been principally met as follows: (i) a May 1996 sale of $200,000 of convertible bridge notes and warrants to purchase 50,000 shares of common stock which were converted to Common Stock during mid-1996; (ii) a July 1996 $700,000 private placement of Common Stock; (iii) a February 1997 initial public offering of 2,420,000 shares of Common Stock at $3.00 per share which resulted in net proceeds of $6,220,331, after deduction of offering expenses; (iv) a June 1998 $2,500,000 private offering of a convertible debenture and detachable warrants; and (v) a July 1999 $1,312,500 private placement of it's Series A Convertible Preferred Stock and a warrant.

         The Company does not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

         On June 30, 1998, the Company sold to the Fund a $2,500,000 5% Convertible Debenture due June 30, 2001 (the "Debenture"). The Debenture required the Company to maintain its listing on the NASDAQ SmallCap Market. The Company's common stock was delisted from the NASDAQ SmallCap Market on May 24, 1999 which constituted an event of default under the Debenture. The Company filed a registration statement (which was declared effective by the SEC on May 3, 1999) covering the resale of the shares of common stock underlying the Debenture and the detachable warrants. Since the registration statement was filed late, the Company was subject to late filing penalties. Simultaneous with the issuance of the preferred shares described below, the Fund permanently waived the event of default caused by the delisting of the Company's shares from the NASDAQ SmallCap Market and all penalties associated with the late filing of the registration statement.

         In February 1999, the Company enhanced its liquidity through the sale of 600,000 shares of common stock of Inter-Con to a shareholder of Inter-Con for gross proceeds of $90,000.

         Since May 11, 1999, the Fund has converted an aggregate of $1,025,000 principal amount of the Convertible Debenture. As a result of these conversions, the Company has reduced the indebtedness due under the Convertible Debenture to $1,475,000.

         On July 9, 1999, the Company completed a private placement of $1,312,500 of its Series A Convertible Preferred Stock and a 5-year warrant to purchase 131,250 shares of Common Stock exercisable at $1.196 per share to the Fund. The Company received net proceeds of $712,500 after giving effect to a 33% discount to the face amount of the preferred stock, $62,500 of offering costs and repayment of a $100,000 note to the Fund. The preferred shares provide for a 9% dividend payable semi-annually in arrears. At the option of the Company, the dividends are payable in kind through the issuance of additional shares of the Company's common stock. The preferred shares are immediately convertible into shares of common stock at a conversion price equal to the lesser of (a) 110% of the closing bid price of the Company's common stock on July 8, 1999 or (b) a 22% discount to the average closing bid prices of the Company's common stock during the five trading days prior to conversion. The preferred shares are redeemable, in whole or in part, at the option of the Company at 100% of face value ($100 per share). The Company is obligated to file a registration statement with the SEC covering the resale of the shares of common stock issuable upon conversion of the preferred shares or exercise of the warrant by no later than September 7, 1999 and have such registration statement declared effective by December 6, 1999. Failure to meet such deadlines will result in substantial monetary penalties.

         The Company believes its existing cash will not be adequate to fund the expansion and distribution of its product offerings, and it will need to raise additional funds to support operations. Based on the Company's current cash burn rate, the Company believes its existing cash will only last until September 1999. Based on current plans the Company estimates it needs approximately $3,000,000 to $4,000,000 to support operations through June 30, 2000. This may involve the issuance of additional debt or equity securities which will likely result in additional dilution to the Company's existing stockholders which could be substantial. No assurance can be given that any additional financing will be available on terms acceptable to the Company if at all or that adequate financing will ultimately be obtained to meet its needs.

         OTHER

         On August 2, 1999, the Company signed a Letter of Intent to acquire Aultimate Technology Marketing, Inc. (ATM) a Minnesota based company. The terms of the proposal call for the Company to acquire ATM in a merger or exchange of shares whereby the Company would acquire all the assets and assume all the liabilities of ATM. The proposed merger is subject to completion of due diligence, negotiation and execution of a mutually satisfactory definitive agreement containing such representations, warranties, indemnification, terms and conditions that are customary for a transaction of this type, and obtaining necessary shareholder and board approvals.

         In April, 1999 Mr. Rick Fiskum resigned as an officer and director of the Company.

         YEAR 2000

         The Company is currently working to minimize the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year, which could result in miscalculation or system failures. The Company has tested each of its products and believes that all are Year 2000 compliant. The Company has evaluating all software used by the Company for internal operations and has determined that it is year 2000 compliant. The costs of addressing potential problems have not and are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods.

         The Company is, however, at risk that its customers, strategic partners or vendors are unable to resolve any Year 2000 processing issues in a timely manner. If such entities are required to expend funds to remedy such problems, it could delay the integration of the Company's technology into the technologies of such other entities, or reduce or eliminate potential sales of products incorporating the Company's technology. This could result in a material adverse effect on the Company's financial condition and results of operation. In this regard, the Company has contacted its customers, strategic partners and suppliers to identify any Year 2000 problems, which might impact the Company. The Company has only received responses from three of six such strategic partners, which stated that they believe that their products are Year 2000 compliant.

         The Company has not yet developed a comprehensive contingency plan to address the situations that may result if it or any of its strategic partners, OEM's, or distributors are unable to achieve Year 2000 readiness. The Company intends to devise contingency plans by late 1999 to mitigate any adverse effects on the conduct of the Company's business. There can be no assurance that any contingency plans developed by the Company will prevent any negative impact to the Company's financial condition or results of operation.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

         There have been no material developments in the legal proceedings described in the Company's Form 10-KSB/A.

ITEM 2.     CHANGES IN SECURITIES

         Sale of Unregistered Securities

         On July 9, 1999, the Company issued 13,125 shares of the Company's newly-designated Series A 9% Convertible Preferred Stock together with five year warrants to purchase 131,250 shares of common stock at an exercise price of $1.196 per share to one (1) institutional accredited investor raising gross proceeds of $875,000. These securities were issued directly by the Company without payment of any commission in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to section 4(2) thereof.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.     OTHER EVENTS

         None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit No.      Exhibit
                  -----------      -------

                      27           Financial Data Schedule

         (b)      Reports on Form 8-K

                  1. The Company filed a Form 8-K under Item 5 dated May 24, 1999 reporting the delisting of the Company's common stock from the NASDAQ SmallCap Market.

                  2. The Company filed a Form 8-K under Item 5 dated July 9, 1999 reporting the completion of a private placement of 13,125 shares of the Company's Series A 9% Convertible Preferred Stock and 131,250 common stock purchase warrants.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 16, 1999                   SAC Technologies, Inc.


                                         /s/ Barry Wendt
                                         --------------
                                         Barry Wendt, Chief Executive Officer

                                         /s/ Gary Wendt
                                         --------------
                                         Gary Wendt, Chief Financial Officer






22