Form 10QSB
period 1999-09-30
SAC TECHNOLOGIES INC
filed 1999-11-22
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
         OF 1934

                    For the Quarter Ended September 30, 1999

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


           1285 Corporate Center Drive, Suite No. 175 Eagan, MN 55121
           ----------------------------------------------------------
                    (Address of principal executive offices)

                   (651) 732-8737 (Issuer's telephone number)

                          ----------------------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

         Shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of November 10, 1999: 8,915,355.

                             SAC TECHNOLOGIES, INC.

                                      INDEX

                                                                            Page

PART I.   FINANCIAL INFORMATION

          Item 1 - Financial Statements

            Balance sheets as of December 31, 1998 and September 30, 1999......3

            Statements of operations and other comprehensive income for the three and nine months ended September 30, 1998 and
                   1999, and January 7, 1993 (date of inception)
                   through September 30, 1999..................................4

            Statements of cash flows for the three and nine months ended
                   September 30, 1998 and 1999, and January 7, 1993 (date
                   of inception) through September 30, 1999....................5

            Notes to interim financial statements..............................6

          Item 2 - Management's Discussion and Analysis of Financial
                   Condition and Results of Operations........................13

PART II.  OTHER INFORMATION

          Item 1 - Legal proceedings..........................................21
          Item 2 - Changes in securities......................................21
          Item 3 - Defaults upon senior securities............................21
          Item 4 - Submission of matters to a vote of security holders........22
          Item 5 - Other events...............................................22
          Item 6 - Exhibits and reports on Form 8-K...........................22

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                                           December 31,     September 30,
                                                                               1998              1999
                                                                           ------------     ------------
                                                                                            (unaudited)
CURRENT ASSETS
      Cash and cash equivalents                                               1,063,616          110,814
      Accounts receivable, less allowance for doubtful receivables of
            $158,000 and $216,500, respectively (note 9)                         44,702           88,617
      Inventories                                                               410,287          197,777
      Prepaid expenses                                                          121,875           66,862
                                                                           ------------     ------------

            Total current assets                                              1,640,480          464,070


EQUIPMENT, FURNITURE AND FIXTURES - AT COST, less
       accumulated depreciation                                                 135,469          101,342

OTHER ASSETS (note 4)                                                           383,695          230,518
                                                                           ------------     ------------

                                                                              2,159,644          795,930
                                                                           ============     ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

      Convertible debentures, less discount of $291,024 (note 7)              2,208,976               --
      Accounts payable                                                          280,879          171,816
      Accrued liabilities (note 5)                                              198,738          293,728
      Deferred revenues (note 6)                                                 27,665           87,665
                                                                           ------------     ------------

            Total current liabilities                                         2,716,258          553,209

COMMITMENTS AND CONTINGENCIES (note 10)                                              --               --

CONVERTIBLE DEBENTURES, less discount $70,000 (note 7)                               --        1,200,000

STOCKHOLDERS' EQUITY (DEFICIT) (note 8)
       Preferred stock- authorized, 5,000,000 shares of $.01 par
            Value; issued and outstanding Series A Convertible-
            Liquidation preference $100 per share, 0 and 13,125 shares,
            respectively                                                             --          746,539
      Common stock - authorized, 20,000,000 shares of $.01 par
            value; issued and outstanding, 7,510,867 and 8,890,405
            shares, respectively                                                 75,109           88,905
      Additional contributed capital                                          8,960,135       10,724,922
      Deficit accumulated during the development stage                       (9,534,968)     (12,617,645)
      Accumulated other comprehensive income (note 4)                                --          100,000
      Unearned compensation                                                     (56,890)              --
                                                                           ------------     ------------
                                                                               (556,614)        (957,279)
                                                                           ------------     ------------

                                                                              2,159,644          795,930
                                                                           ============     ============

             See accompanying notes to interim financial statements

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)
             STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
                                   (unaudited)

                                                                                                                         January 7,
                                                                                                                      1993 (date of
                                                         Three months ended              Nine months ended              inception)
                                                             September 30,                  September 30,                through
                                                      -------------------------       -------------------------        September 30,
                                                           1998          1999             1998            1999            1999
                                                      ------------    ------------    ------------    ------------    ------------
Revenues
      Product sales                                   $     63,170    $      1,987    $    344,762    $     41,512    $    560,926
      Licensing fees                                            --              --              --         100,000         100,000
      Reimbursed research and development                       --              --          10,200              --         284,506
      Technical support and other services                      --              --           7,750              --         429,885
                                                      ------------    ------------    ------------    ------------    ------------
                                                            63,170           1,987         362,712         141,512       1,375,317
Costs and other expenses
      Cost of product sales                                394,659         162,808         955,172         275,510       1,559,812
      Cost of technical support and other services              --              --           1,846              --         237,317
      Selling, general and administrative                  608,884         670,794       2,489,590       1,738,827       7,847,163
      Research,development and engineering                 329,666         241,951       1,324,285         711,737       3,576,993
                                                      ------------    ------------    ------------    ------------    ------------
                                                         1,333,209       1,075,553       4,770,893       2,726,074      13,221,285
                                                      ------------    ------------    ------------    ------------    ------------

            Operating loss                              (1,270,039)     (1,073,566)     (4,408,181)     (2,584,562)    (11,845,968)

Other income (expense)
      Interest and other income                             36,836           2,598          81,684         108,146         408,661
      Interest expense                                    (216,800)        (29,789)       (216,800)       (294,693)       (830,673)
                                                      ------------    ------------    ------------    ------------    ------------
                                                          (179,964)        (27,191)       (135,116)       (186,547)       (422,012)
                                                      ------------    ------------    ------------    ------------    ------------

      NET LOSS                                          (1,450,003)     (1,100,757)     (4,543,297)     (2,771,109)    (12,267,980)

Other comprehensive income
      Unrealized gain (loss) on
           available-for-sale securities                        --        (800,000)             --         100,000         100,000
                                                      ------------    ------------    ------------    ------------    ------------

      COMPREHENSIVE LOSS                              $ (1,450,003)   $ (1,900,757)   $ (4,543,297)     (2,671,109)    (12,167,980)
                                                      ============    ============    ============    ============    ============

Net loss applicable to common shareholders
      Net loss above                                    (1,450,003)     (1,100,757)     (4,543,297)     (2,771,109)    (12,267,980)

      Series A Convertible Preferred Stock dividend
           and accretion                                        --        (311,568)             --        (311,568)       (311,568)
                                                      ------------    ------------    ------------    ------------    ------------

      Loss applicable to common stockholders            (1,450,003)     (1,412,325)     (4,543,297)     (3,082,677)    (12,579,548)
                                                      ============    ============    ============    ============    ============

Basic and diluted net loss per common share
      Net loss                                               (0.19)          (0.13)          (0.61)          (0.34)          (2.14)

      Series A Convertible preferred stock dividend
           and accretion                                        --           (0.03)             --           (0.04)          (0.06)
                                                      ------------    ------------    ------------    ------------    ------------

      Net loss applicable to common stockholders      $       (.19)   $       (.16)           (.61)           (.38)          (2.20)
                                                      ============    ============    ============    ============    ============

Weighted average number of shares outstanding            7,510,106       8,640,600       7,488,998       8,089,936       5,730,302
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

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                             Three months
                                                                         ended September 30,
                                                                    ----------------------------
                                                                       1998             1999
                                                                    ------------    ------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
     Net loss                                                       $ (1,450,003)   $ (1,100,757)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation                                                    12,000          13,002
          Amortization
               Deferred financing costs                                   40,200          12,001
               Unearned compensation                                      23,052              --
               Interest expense amortization for the
                 intrinsic value of the beneficial conversion
                 feature of the convertible debenture (note 7)           200,000              --
          Allowance for uncollectible receivables                             --          73,500
          Write-down of inventory                                        300,000         105,000
          Revenues realized due to offset of billings
            against a stock repurchase                                        --              --
          Options issued for license rights                                   --              --
          Option issued in connection with distribution agreement             --              --
          Acquired research and development                                   --              --
          Warrants issued for services and other                        (134,500)        164,000
          Contribution of services                                            --              --
          Other                                                               --              --
          Change in assets and liabilities:
               Accounts receivable                                       (67,433)         97,831
               Inventories                                                (2,437)         26,983
               Prepaid expense                                           (20,826)         14,215
               Accounts payable                                         (176,771)       (107,659)
               Accrued liabilities                                        17,688           4,016
               Deferred revenue                                               --         (90,000)
                                                                    ------------    ------------
                                                                         190,973         312,889
                                                                    ------------    ------------

                    Net cash used in operating activities             (1,259,030)       (787,868)

Cash flows from investing activities
     Capital expenditures                                                 (3,632)         (2,437)
     Security deposits                                                        --         (15,000)
     Patents and trademarks                                                   --              --
                                                                    ------------    ------------

                    Net cash used for investing activities                (3,632)        (17,437)

Cash flows from financing activities
     Restricted cash                                                   2,320,000              --
     Net proceeds (payments) under short-term borrowing agreements            --        (100,000)
     Issuance of convertible bridge notes                                     --              --
     Issuance of  convertible debentures                                      --              --
     Issuance of warrants and convertible debentures discount                 --              --
     Issuance of preferred stock                                              --         770,539
     Issuance of warrants                                                     --          54,000
     Proceeds from sale of warrrants                                          --          60,000
     Deferred financing costs                                                 --              --
     Exercise of stock options                                             7,875         113,271
     Sales of common stock                                                    --              --
     Redemption of common stock                                               --              --
                                                                    ------------    ------------

                    Net cash provided by financing activities           2,327,875         784,539
                                                                    ------------    ------------

                    Net increase (decrease) in cash and
                       cash equivalents                                1,065,213         (20,766)

Cash and cash equivalents, at beginning of period                        971,025         131,580
                                                                    ------------    ------------

Cash and cash equivalents, at end of period                         $  2,036,238    $    110,814
                                                                    ============    ============



[WIDE TABLE CONTINUED FROM ABOVE]




                                                                                                      January 7,
                                                                           Nine months                1993 (date
                                                                        ended September 30,          of inception)
                                                                    ----------------------------   through September
                                                                        1998          1999               1999
                                                                    ------------    ------------   -----------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
     Net loss                                                       $ (4,543,297)   $ (2,771,109)   $(12,267,980)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation                                                    40,500          39,002         144,008
          Amortization
               Deferred financing costs                                   40,200         352,578         437,145
               Unearned compensation                                      78,468          13,971         181,810
               Interest expense amortization for the
                 intrinsic value of the beneficial conversion
                 feature of the convertible debenture (note 7)           200,000         124,624         525,000
          Allowance for uncollectible receivables                             --          58,500         216,500
          Write-down of inventory                                        500,000         105,000         705,000
          Revenues realized due to offset of billings
            against a stock repurchase                                        --              --        (170,174)
          Options issued for license rights                              200,000              --         200,000
          Option issued in connection with distribution agreement        352,650              --         352,650
          Acquired research and development                                   --              --         117,000
          Warrants issued for services and other                         169,500         164,000         361,000
          Contribution of services                                            --              --          11,250
          Other                                                               --              --          23,434
          Change in assets and liabilities:
               Accounts receivable                                       (68,868)       (102,415)       (305,117)
               Inventories                                              (448,108)        107,510        (902,777)
               Prepaid expense                                           (74,327)         55,014         (66,861)
               Accounts payable                                          (27,670)       (109,063)        171,816
               Accrued liabilities                                      (140,049)         68,422         305,785
               Deferred revenue                                               --          60,000          60,000
                                                                    ------------    ------------    ------------
                                                                         822,296         937,143       2,367,469
                                                                    ------------    ------------    ------------

                    Net cash used in operating activities             (3,721,001)     (1,833,966)     (9,900,511)

Cash flows from investing activities
     Capital expenditures                                                (27,785)         (4,875)       (245,350)
     Security deposits                                                        --         (15,000)        (27,984)
     Patents and trademarks                                                   --              --          (4,534)
                                                                    ------------    ------------    ------------

                    Net cash used for investing activities               (27,785)        (19,875)       (277,868)

Cash flows from financing activities
     Restricted cash                                                          --              --              --
     Net proceeds (payments) under short-term borrowing agreements            --              --        (117,000)
     Issuance of convertible bridge notes                                     --              --         175,000
     Issuance of  convertible debentures                               1,775,000              --       1,775,000
     Issuance of warrants and convertible debentures discount            725,000              --         750,000
     Issuance of preferred stock                                                         758,539         770,539
     Issuance of warrants                                                                 54,000          54,000
     Proceeds from sale of warrrants                                                      60,000          60,000
     Deferred financing costs                                           (180,000)             --        (324,977)
     Exercise of stock options                                            28,500         190,799
     Sales of common stock                                                    --              --       7,093,832
     Redemption of common stock                                               --              --        (138,000)
                                                                    ------------    ------------    ------------

                    Net cash provided by financing activities          2,433,271         901,039      10,289,193
                                                                    ------------    ------------    ------------

                    Net increase (decrease) in cash and
                         cash equivalents                             (1,315,515)       (952,802)        110,814

Cash and cash equivalents, at beginning of period                      3,351,753       1,063,616              --
                                                                    ------------    ------------    ------------

Cash and cash equivalents, at end of period                         $  2,036,238    $    110,814    $    110,814
                                                                    ============    ============    ============



                See accompanying notes to interim financial statements.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
         December 31, 1998, and September 30, 1998 and 1999 (Unaudited)

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

            In the opinion of management, the accompanying unaudited interim financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the financial position and the results of operations and cash flows for the periods presented. It is suggested that these interim financial statements be read in conjunction with the financial statements and the related notes thereto included in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1998.

2.          Liquidity Matters

            Broad commercial acceptance of the Company's products by customers and end users is critical to the Company's success and ability to generate revenues. The Company has limited sales to date, and has accumulated losses since inception of $12,267,980, of which $1,100,757 was incurred during the third quarter ended September 30, 1999. The Company believes operating losses will continue for the foreseeable future.

            As of the date of this report the Company has essentially no cash from which to fund operations. Accordingly, the Company is in need of substantial additional capital to sustain operations beyond the short-term.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
         December 31, 1998, and September 30, 1998 and 1999 (Unaudited)

2.          Liquidity Matters

            Based on current plans the Company estimates it needs approximately $_____ to $_______to support operations through Setember 30, 2000. This may involve the issuance of additional debt or equity securities which will likely result in additional dilution to the Company's existing stockholders which could be substantial No assurance can be given that any additional financing will be available on terms acceptable to the Company if at all or that adequate financing will ultimately be obtained to meet its needs.

3.          Loss Per Common Share

            Basic loss per share is calculated by dividing the net loss attributable to common stockholders, by the number of weighted average common shares outstanding. Diluted earnings per share are calculated by dividing the net loss attributable to common stockholders by the weighted average common shares, and when dilutive, options and warrants outstanding using the treasury stock method. There was no difference between basic and diluted loss per share for all periods presented as the impact would have been antidilutive.

4.          Other Assets

                                                                     December 31, September 30,
                                                                         1998         1999
                                                                     ------------ ------------
               Investment in Inter-Con P/C, Inc.                       $     --       $100,000
               Deferred financing costs, less
                    accumulated amortization of $46,800 and $182,000    233,200         98,000
               Deferred offering costs                                  132,977             --
               Security deposits                                         12,984         27,984
               Patents                                                    4,534          4,534
                                                                       --------       --------

                                                                       $383,695       $230,518
                                                                       ========       ========



                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
         December 31, 1998, and September 30, 1998 and 1999 (Unaudited)

4.          Other Assets (continued)

            As previously reported, during October 1996, the Company contributed certain technology (Technology) to Inter-Con P/C, Inc. (Inter-Con) in exchange for an initial fifty-percent equity ownership in Inter-Con. The cost associated with the development of the Technology were expensed as research and development costs as the Technology had not reached technological feasibility and proven marketability as of the date of transfer. Accordingly, the Company's capitalized cost basis in the Technology as of the date of contribution was $0. Therefore, the investment in Inter-Con was carried at $0. Since October 1996, Inter-Con has not reported a profit. The Company has continued to carry the investment in Inter-Con at $0.

            During June 1999, Inter-Con completed a reverse merger with a public shell. It's shares are traded on the OTC Electronic Bulletin Board. The Company's equity ownership in Inter-Con as of September 30, 1999 consisted of 3,000,000 shares of Inter-Con common stock. Such common stock is restricted pursuant to SEC Rule 144. Assuming all of the conditions of Rule 144 are met and subject to the volume limitations of Rule 144, the shares will be eligible for public resale during 2000.

            As a result of Inter-Con's shares, becoming eligible for public trading, the Company reported it's investment in Inter-Con pursuant to Statement of Financial Accounting Standards No. 115 --"Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115).

            SFAS 115 requires classification of debt and equity securities into one of the following three categories: trading securities, available-for-sale securities and held-to-maturity securities. Trading securities are measured at fair value, with unrealized holding gains and losses included in earnings. Available-for-sale securities are measured at fair value, with net unrealized gains and losses reported as a component of accumulated other comprehensive losses in stockholders' equity. Held-to-maturity securities are carried at amortized cost. Gains and losses are recognized using the specified identification method. The Company's investment in Inter-Con is classified as an available-for-sale security. Pursuant to SFAS 115, the $900,000 assigned market value of the investment as of June 30, 1999 was based on the closing market price as of June 30, 1999 with no discount for the restriction on transfer imposed by applicable Security laws, the limited public market of Inter-Con's stock, and the large block nature of the investment.

            In November, 1999 the Company sold its 3,000,000 shares of Inter-Con to a shareholder of Inter-Con for $100,000. Since the shares were sold in November, 1999 for $100,000 the Company adjusted the assigned market value of these shares down to the $100,000 selling price. Additionally, pursuant to Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" the net change in the investment will also be disclosed on the face of the statement of operations as "other comprehensive income (loss)." For the three and nine month period ended September 30, 1999, ($800,000) and $100,000 respectively, was reported in the statement of operations as other comprehensive income (loss) in connection with this investment.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
         December 31, 1998, and September 30, 1998 and 1999 (Unaudited)


5.          Accrued Liabilities

                                              December 31,   September 30,
                                                 1998            1999
                                             -------------   -------------

               Compensation                  $     106,241   $      43,667
                                                    62,500         136,149
               Interest
               Dividends payable-preferred
                   stockholders                         --          26,568
               Other                                29,997          21,344
               Settlement                               --          66,000
                                             -------------   -------------
                                             $     198,738   $     293,728
                                             =============   =============

6.          Deferred Revenue

            Included in deferred revenue is $50,000 of non-refundable prepaid royalty fees relating to current licensing agreements. These revenues will be recognized in future periods once revenue recognition criteria is met.

7.          Convertible Debenture

            On June 30, 1998, the Company sold to the Fund $2,500,000 of 5% (effective rate of 16%) convertible debentures due June 30, 2001 (the "Debenture'), and detachable warrants. The Debentures are currently convertible into shares of the Company's common stock at a conversion price equal to the lesser of (a) $7.15 (110% of the closing bid price of the common stock on June 29, 1998) or (b) the average closing bid price for a five-day period ending the day prior to the notice of conversion multiplied by a discount factor equal to 22%. The Debentures are redeemable at the option of the Company under certain circumstances. At the option of the Company, the interest is payable in kind through the issuance of additional shares of the Company's common stock. The Debenture agreement contains certain dilution and conversion price adjustment provisions if certain events occur, as defined. In the event of redemption, the Company is subject to certain repayment costs equal to 24% of the principal amount repaid.

            Pursuant to the terms of the Debenture, the Company filed a registration statement (which was declared effective by the SEC on May 3, 1999) covering the resale of the shares of common stock underlying the Debentures and the detachable warrants.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
         December 31, 1998, and September 30, 1998 and 1999 (Unaudited)


7.          Convertible Debenture (continued)

            During May and September, 1999 the holder of the Debenture converted $1,230,000 of principal amount into an aggregate of 1,353,538 shares of common stock. As a result of this conversion, the Company has reduced the indebtedness due under the Debenture to $1,270,000. The Company believes that the holder of the Debenture has publicly resold substantially all of these shares under the registration statement identified above.

8.          Stockholders' Equity

            On July 9, 1999 the Company completed a private placement of $1,312,500 of its Series A Convertible Preferred Stock and a 5-year warrant to purchase 131,250 shares of Common Stock exercisable at $1.196 per share. The Company received net proceeds of $712,500 after giving effect to a 33% discount to the face amount of the preferred stock offering costs of $62,500 and after repayment of a $100,000 note. The preferred shares provide for a 9% dividend payable semi-annually in arrears. At the option of the Company, the dividends are payable in kind through the issuance of additional shares of the Company's common stock. The preferred shares are immediately convertible into shares of common stock at a conversion price equal to the lesser of (a) 110% of the closing bid price of the Company's common stock on July 8, 1999 or (b) a 22% discount to the average closing bid prices of the Company's common stock during the five trading days period prior to conversion. The preferred shares are redeemable, in whole or in part, at the option of the Company at 100% of face value ($100 per share). The Company is obligated to file a registration statement with the SEC covering the resale of the shares of common stock issuable upon conversion of the preferred shares or the exercise of the warrant by no later than September 7, 1999 and have such registration statement declared effective by December 6, 1999. As of the date of this report the Company has not filed the registration statement and could be subject to substantial late filing penalties.

            In accordance with ETIF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversions the Company has determined the embedded beneficial conversions feature associated with the convertible preferred stock instrument and the fair market value of the detachable warrant are $285,000 and $54,000, respectively.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
         December 31, 1998, and September 30, 1998 and 1999 (Unaudited)


8.          Stocholders Equity (continued)

            Accordingly, the embedded beneficial conversion feature and the detachable warrants reduced the assigned fair market value of the preferred stock to $461,539. However, the $285,000 beneficial conversion feature is analogous to a dividend to the preferred stockholders and was recognized during the quarter ended September 30, 1999 as a return to preferred stockholders since the preferred stock can be converted immediately into common stock. The offset to the dividend was an increase in the value assigned to the preferred stock bring the total value assigned to $746,539.

            The Company also accrued $26,568 in preferred stock dividends related to the above.

            The following summarizes option activity since December 31, 1998:


                                                                                                   Number
                                                         Date of Grant,  -----------------------------------------------------------
                                                          Exercise or                                               Non-plan Options
                                                           Expiration       1996 Plan          1999 Plan              And Warrants
                                                       --------------   -----------------    -------------------     ---------------
               Balance, December 31, 1998                      --            474,334                 --                 498,000

               Options exercised                           1/12/99-          (26,000)                --                      --
                                                           1/26/99
               Warrant granted                              7/9/99                --                 --                 131,250

               Options and Warrants issued                  9/1/99           300,000                 --                 200,000
                                                            9/2/99                --            885,548                 400,000
                                                           9/13/99                                   --                  40,000
                                                           10/9/99                --                 --                 100,000
                                                                         ----------------  -------------------     -----------------

                                                                             748,334            885,548               1,369,250
                                                                         ================  ===================     =================


9.          Related Party Transactions

            Included in accounts receivable as of December 31, 1998 and September 30, 1999 were $135,958 and $174,396 of amounts due from Jasper Consulting, Inc. No revenues were recognized from transactions with Jasper Consulting, Inc. during the three and nine months ended September 30, 1999. During the three and nine months ended September 30, 1998, $20,400, and $283,329 of revenues were recognized from transactions with ATM, Jasper Consulting, Inc. and Inter-Con P/C.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
         December 31, 1998, and September 30, 1998 and 1999 (Unaudited)


10.         Other

            On August 8, 1999 the Company gave notice to its Minnesota landlord it would be moving to new facilities. The Company intends to sublease the premises. There are approximately three years left on this lease (total commitment of $80,000). If the Company is not successful in subleasing this premises it will be liable for these lease payments. The Company does not believe there will be any significant loss on sublease. Therefore no accrual has been recorded as of the date of these financial statements to cover any potential loss on this lease.

            On July 21, 1999 the Company signed a 5 year lease for new Minnesota facilities. The terms of the lease call for payments over the five year term ranging from $2,814 to $3,610 monthly plus common area costs.

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

OVERVIEW

            The Company is a technology company involved in developing biometric technology and applications. Specifically, the Company develops and markets fingerprint identification technology for use in general commercial markets. The Company has focused on the general access control and information resource and network access control markets. The Company's current product offerings and related technology have been developed as security solutions for original equipment manufacturers (OEM), distributors and system integrators. Although the Company intends to continue to enhance these current offerings and develop others, at this time the Company does not intend to create "off the shelf" products for mass commercialization.

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

            The Company's success is dependent upon, among other things, reducing the cost of its products to an acceptable level to earn gross margin on sales. In connection with this objective, the Company is exploring the purchase of certain technology it believes will reduce the cost and size of it's products, and it is exploring subcontract manufacturing arrangements. In addition, the Company will continue to be dependent upon others to incorporate certain licensed technologies with the Company's offerings. No assurance can be given that the Company will be able to reduce it's costs to generate adequate gross margin dollars; that the technologies to be incorporated into products will be incorporated and performed in a manner acceptable to potential OEM's, system integrators, distributors or their end users; that it will be timely implemented or that the end product's cost will be acceptable to the marketplace.

            In November, 1999 the Company introduced its 6th generation ID.ME(TM) reader. The new reader features a variety of improvements over earlier generation products including a modular casing designed for enhanced user conveyance. The self-contained ID.Me(TM) computer peripheral easily installs and plugs into a parallel port interface. The updated operating software includes significant improvements to the Bio-Key(TM) generating algorithm and reduces most of the problems associated with earlier generation products such as unsatisfactory scans due to poor fingerprint quality.

            The Company is considered a development stage enterprise for accounting purposes. Broad commercial acceptance of the Company's products by customers and end users is critical to the Company's success and ability to generate revenues. The Company has limited sales to date, has substantial accumulated losses since inception, believes operating losses will continue for the foreseeable future and is in need of substantial additional capital to sustain operations beyond.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO SEPTEMBER 30, 1999

            Revenues

            Total revenues decreased $61,183 during the three months ended September 30, 1999 to $1,987 as compared to $63,170 for the same period in 1998. Total revenues decreased $221,200 during the nine months ended September 30, 1999 to $141,512 as compared to $362,712 for the same period in 1998.

            Revenues from product sales decreased $61,183 during the three months ended September 30, 1999 to $1,987 as compared to $63,170 for the same period in 1998. Revenues from product sales decreased $303,250 for the nine months ended September 30, 1999 to $41,512 as compared to $344,762 for the same period in 1998. The decreases were primarily due to sales of SACcat units in 1998 to ATM without a comparable transaction in 1999. The SACcat units sold in 1999 consisted primarily of sales under licensing agreements that were signed during the first quarter of 1999 and to a lesser extent unit sales of SACMan Developer Toolkit Systems to entities developing or intending to develop applications which may utilize the Company's products and/or technology.

            Revenues from licensing fees increased $100,000 during the nine months ended September 30, 1999 to $100,000 as compared to $0 for the same period in 1998. These revenues were generated from a licensing program implemented by the Company pursuant to which it has entered into licensing agreements with various OEM's who intend to incorporated the Company's technologies into their offerings. There can be no assurance that the Company will have the marketing or financial resources to enter into any additional licensing agreements or that any such agreements will generate any meaningful revenue or earnings for the Company in future periods.

            During October, 1999 the Company signed a Master Distributors agreement with CompuMark, LLC ("CompuMark"). Under the agreement, CompuMark has placed an order to purchase 10,000 IDME(TM) units to be delivered over the next eight months. CompuMark will be paid a commission on any product sold and a percentage of net revenues derived during the term of this agreement from any on going or recurring lease,licensing, services and/or transactions fees paid by customers with respect to use of the product. Either party may terminate this agreement (1) upon 30 days' written notice if the other party breaches its obligations under this agreement, or (2) immediately upon delivery of notice if
(i) the breach is of such nature that it cannot be cured (ii) the other party has voluntarily abandoned the relationships create hereby, (iii) the other party has been convicted of a criminal offense directly related to the business conducted by the other party under this Agreement, or (iv) the other party has impaired the goodwill associated with the patents, copyrights, trade secrets, trade names, trademarks, logos or other commercial symbols of the party delivering notice of termination. There can assurance that the Company will be able to obtain the funding necesary to deliver the product covered by this agreement on timely and cost effective manner.

            On _______, 1999 the Company was notified that one of its OEM Licensors that they were canceling their licensing agreement and sending back the units that they purchased. The Company had reflected $28,320 of revenue in a previous quarter relating to this transaction. The Company has included this amount in its allowance for doubtful receivables as of September 30, 1999. The Company has also reversed out the $100,000 licensing fee that was recorded in deferred revenue in prior quarters.

            The Company has delayed the launch of its SACSecure level 1 until mid 2000. The Company is continuing to work on level 2 and level 3, which will be offered as upgrades to level 1. There can be no assurance that the Company will have the marketing or financial resources to complete the upgrade in a timely manner or that if completed, will generate any meaningful revenue or earnings.

            Costs and Other Expenses

            Cost of product sales exceeded revenues from product sales by $160,821 during the three months ended September 30, 1999 and $233,998 during the nine months ended September 30, 1999 as compared to $331,489 during the three months ended September 30,1998 and $610,410 during the nine months ended September 30, 1998. For the three and nine months ended September 30, 1999 $0 and $47,435 respectively, was related to product that was shipped to Jasper Consulting, Inc. for which the related revenues are being recorded on a cash basis due to uncertainty of collection. For the three and nine months ended September 30, 1999, $105,000 of the negative gross margin related to a write down of inventory to its net realizable value as compared to $300,000 and $500,000 for the three and nine months ended September 30, 1998. The remainder of the negative gross margin is attributed to costs associated with the production of a limited amount of units. The Company is exploring means to reduce its current product costs including purchasing certain imaging technology to replace some of its current optics components and subcontract manufacturing arrangements. No assurance can be given that the above objective will be achieved or if achieved, whether it will result in a reduction of product costs that will lead to the Company generating positive gross margins or becoming profitable.

            Selling, general and administrative expenses increased $61,910 to $670,794 during the three months ended September 30, 1999 and decreased $750,763 to $1,738,827 for the nine months ended September 30, 1999 as compared to the three and nine months ended September 30, 1998. Of the decreases for the three and nine months ended September 30, 1999, $66,868 and $303,460, respectively, related to a reduction in total personnel and salaries, $37,127 and $0 respectively, was due to a decrease in professional services, $0 and $283,317, respectively, was principally due to non-cash charges related to estimated fair market value of warrants issued during 1998 as compared to 1999, $67,564 and $88,249, respectively was principally due to a decrease in sales and marketing initiatives, $19,938 and $45,769, respectively, related to a reduction in investor and public relations expenses, $7,783 and $64,499, respectively, related to a decrease in unearned compensation. For the three and nine months ended September 30, 1999 this was partially offset by an increase in bad debt expense of $83,660 and an increase of $66,000 which was primarily for cost associated with the settlement of a wrongful termination lawsuit $126,500 and $0 respectively, principally due to non-cash charges related to estimated fair market value of warrant issued during September 30, 1999, $0 and $144,164 respectively, which was primarily due to additional costs associated with the filing of the registration statement for the debenture and on going financing initiatives.

            In May 1999, the Company began to implement a cost reduction plan. The plan called for reductions in the area of salaries, personnel and facility space requirements. The Company is also reviewing other areas within the organization to reduce costs. The full effect of the cost reduction plan should be reflected in the first quarter of 2000.

            Research, development and engineering expenses decreased $87,715 to $241,951 during the three months ended September 30, 1999 and decreased $612,548 to $711,737 for the nine months ended September 30, 1999 as compared to the three and nine months ended June 30, 1998. Of the decrease for the three and nine months ended September 30, 1999, $0 and $200,000, respectively, was related to a non-cash charge for the estimated fair market value of an option granted to an entity with which the Company entered into a license agreement in 1998, $130,000 and $490,750, respectively, related to licensing and integration costs associated with technologies the Company planed to incorporate into its SACcat product. This was partially offset by $6,992 and $44,874 respectively, increase in facility lease expense charged to research and development that was not charged in 1998 and $73,428 of prepaid software licenses that were written-off during the quarter ended September 30, 1999.The Company is disputing fulfillment of the terms of the contracts by certain of the licensors. If the Company does not fulfill the purchase requirements called for in the contracts then the Company could potentially lose its exclusivity or use of these technologies. Keyware Technologies, Inc., one of the Company's strategic alliances has filed a suit against the Company for failure to honor it's payment obligations as stated in the strategic alliance agreement. See Part II Item 1. Legal proceedings for more information.

            Interest and other income decreased $34,238 to $2,598 during the three months ended September 30, 1999 and increased $26,462 to $108,146 for the nine months ended September 30, 1999 as compared to the three and nine months ended September 30, 1998. The decrease for the three months period was due to the decrease in the balances of the certificates of deposits. Of the increase for the nine month period, $90,000 was proceeds from the sale of 600,000 shares of Inter-Con P/C.

            Interest expense decreased $187,011 to $29,789 during the three months ended September 30, 1999 and increased $77,893 for the nine months ended September 30, 1999 as compared to three and nine months ended September 30, 1998. Of the decrease $200,000 was due to non-cash charges for the intrinsic value of the beneficial conversion feature of the Convertible Debenture. This was partially offset by $19,798 of interest expense that was accrued on the convertible debenture. Of the increase $79,600 was due to the amortization of fair market value of the warrants that where issued to the Shaar Fund, $73,669 was due to interest accrued on the Convertible Debenture, this was partially offset by $75,336 of a decrease in the intrinsic value of the benefial conversion feature of the Convertible Debenture.

            Other comprehensive income decreased $800,000 during the three and nine months ended September 30, 1999. See Item 1 footnote 4 of the Notes to Interim Financial Statements for more information.

LIQUIDITY AND CAPITAL RESOURCES

            Net cash used in operating activities during the nine months ended September 30, 1999 was $1,833,966 and was principally due to operating losses. Net cash used for investing activities during the same period was $19,875. Net cash provided by financing activities during the same period was $901,039 and was principally cash from the issuance of convertible preferred stock to the Shaar Fund an international investment fund (the "Fund") and $60,000 received from sale of 240,000 warrants.

            Working capital increased $986,639 during the nine months ended September 30, 1999 to $(89,139) as compared to ($1,075,778) as of December 31, 1998. This increase is principally due to the reclassification of the Convertible Debentures to long term debt.

            See Note 8 to the interim financial statements for information regarding stock option transactions.

            Since January 7, 1993 (date of inception), the Company's capital needs have been principally met as follows: (i) a May 1996 sale of $200,000 of convertible bridge notes and warrants to purchase 50,000 shares of common stock which were converted to Common Stock during mid-1996; (ii) a July 1996 $700,000 private placement of Common Stock; (iii) a February 1997 initial public offering of 2,420,000 shares of Common Stock at $3.00 per share which resulted in net proceeds of $6,220,331, after deduction of offering expenses; (iv) a June 1998 $2,500,000 private offering of a convertible debenture and detachable warrants; and (v) a July 1999 $875,000 private placement of it's Series A Convertible Preferred Stock and a warrant.

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

            Since May 11, 1999, the Fund has converted an aggregate of $1,230,000 principal amount of the Convertible Debenture. As a result of these conversions, the Company has reduced the indebtedness due under the Convertible Debenture to $1,270,000.

            On July 9, 1999 the Company completed a private placement of $1,312,500 of its Series A Convertible Preferred Stock and a 5-year warrant to purchase 131,250 shares of Common Stock exercisable at $1.196 per share to the Fund. The Company received net proceeds of $712,500 after giving effect to a 33% discount to the face amount of the preferred stock, $62,500 of offering costs and repayment of a $100,000 note to the Fund. The preferred shares provide for a 9% dividend payable semi-annually in arrears. At the option of the Company, the dividends are payable in kind through the issuance of additional shares of the Company's common stock. The preferred shares are immediately convertible into shares of common stock at a conversion price equal to the lesser of (a) 110% of the closing bid price of the Company's common stock on July 8, 1999 or (b) a 22% discount to the average closing bid prices of the Company's common stock during the five trading days prior to conversion. The preferred shares are redeemable, in whole or in part, at the option of the Company at 100% of face value ($100 per share). The Company is obligated to file a registration agreement with the SEC covering the resale of the shares of common stock issuable upon conversion of the preferred shares or exercise of the warrant by no later than September 7, 1999 and have such registration statement declared effective by December 6, 1999. The Company has not and will not meet these dealines which may result in substantial monetary penalties.

            In September, 1999 the Company sold warrants to purchase 240,000 shares of the Company's Common Stock for $60,000. The warrants are immediately exercisable at exercise prices ranging from $0.84 to $0.86. These warrants shall expires upon the occurrence of the earlier of the following: (a) August 31, 2002, (b) as to all or a portion of the Warrants at the option of the Company, five (5) business days after the Company notifies the Holder in writing that the bid price of the Company's stock closed at or above $3.00 per share for ten consecutive trading immediately prior to the notice date.

            In November, 1999 the Company increased its liquidity through the sale of 3,000,000 shares of common stock of Inter-Con P/C to a shareholder of Inter-Con P/C for gross proceeds of $100,000.

            As of the date of this report the Company has essentially no cash from which to fund operations. Accordingly, the Company is currently in need of substantial additional capital to sustain operations beyond the short-term.

Based on current plans the Company estimates it needs approximately $2 million to $3 million to support operations through Setember 30, 2000. This will likely involve the issuance of additional debt or equity securities which will likely result in additional dilution to the Company's existing stockholders which could be substantial No assurance can be given that any additional financing will be available on terms acceptable to the Company if at all or that adequate financing will ultimately be obtained to meet its needs. The Company intends to seek additional financing from accredited investors through the issuance of additional securities. As of the date of this report, the Company has no committment from any person to provide any such financing.

            YEAR 2000

            The Company is currently working to minimize the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year, which could result in miscalculation or system failures. The Company has tested each of its products and believes that all are Year 2000 compliant. The Company is currently evaluating all software used by the Company for internal operations and expects to complete this process by late 1999. To date, no material problems have been identified. Any such software that management determines not to be Year 2000 compliant, will be exchanged for Year 2000 compliant software as soon as practicable after such determination.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            On or about October 21, 1999 the Company settled the wrongful termination lawsuit brought by two of its former employees in Hennepin County, Minnesota District Court. The terms of the settlement requires the Company to pay the plantiffs $66,000 in exchange for their discharging the Company, its representatives, successors, assigns and all other persons, firms and releasing the corporations from any and all liability , action, causes of action, claims that the plantiffs may now have, or ever has had, against the Company.

         On or about November 3, 1999, Keyware Technologies, Inc. filed a breach of contract lawsuit against the Company in the Middlesex County, Massachusetts Superior Court arising out of a November 26, 1997 strategic alliance agreement. Keyware is seeking damages of $100,000. The Company is currently evaluating this matter, has yet to file a responsive pleading and intends to vigorously defend this matter.



ITEM 2.     CHANGES IN SECURITIES

            Sale of Unregistered Securities

            In September, 1999 the Company sold warrants to purchase 240,000 shares of the Company's Common Stock for $60,000 to accredited investors in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), provided by Section 4(2) thereunder with out payment of underwriting discounts or commissions to any person. The warrants are immediately exercisable exercise prices ranging from $0.84 to $0.86. These warrants shall expire upon the occurrence of the earlier of the following: (a) August 31, 2002, (b) as to all or a portion of warrants at the option of the Company, (five) 5 business days after the Company notifies the holders in writing that the bid price of the Company's stock closed at or above $3.00 per share for ten consecutive trading days immediately prior to the notice date.

            During October 1999, the Company issued an option to Compumark, LLC to purchase 100,000 shares of Common Stock at an exercise price of $1.00 per share which vests in ratable monthly installments based upon payments received by the Company under Master Distributor Agreement entered into between the parties. These options were issued in a private placement transaction to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act provided by Section 4(2) thereunder without payment of underwriting discounts or commissions to any person.

            Suring September 1999, the Company entered into an investment relations agreement pursuant to which it issued a three-year option to purchase 400,000 shares of Common Stock at an exercise price of $1.00 per share. The option vests in ratable monthly installments over the two year period commencing on the date of grant. The unvested portion of the option is subject to cancellation in the event that the investment relations agreement is terminated. As of the date of this report, options to purchase 33,340 shares have vested. These options were issued to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act provided by Section 4(2) thereunder without payment of underwriting discounts or commissions to any person.



ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.     OTHER EVENTS

            On September 22, 1999, the Company executed an agreement to acquire Aultimate Technology Marketing, Inc. (ATM) a Minnesota based company. The terms of the proposal called for the Company to acquire ATM in a merger subject to completion of due diligence, satisfaction of certain conditions and obtaining necessary shareholder and board approvals no later than October 31, 1999. Since certain of the conditions were not satisfied, a closing did not occur and the agreement expired by its own terms. The Company has determined not to further pursue the acquisition of ATM at this time.

            The Board of Directors is in discussions regarding a management restructuring which if completed would result in material changes to current executive management. In this regard, the Company has met with candidates to serve in various executive management positions or as additional directors for the Company. Upon completion or termination of these discussions, the Board of Directors intends to provide notice and hold the Company's annual meeting of shareholders. The Company has also retained Bruce Nordin to provide executive management consulting services to the Company on an interim basis.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)         Exhibits

                        Exhibit No.                  Exhibit
                        -----------                  -------

                        27                           Financial Data Schedule



            (b)         Reports on Form 8-K

                        During the period covered by this report the Company filed a current report on Form 8-K dated July ___ 1999 regarding Item 5.

                                   SIGNATURES


            In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 22, 1999                  SAC Technologies, Inc.


                                           /s/ Barry Wendt
                                           Barry Wendt, Chief Executive Officer



                                           /s/ Gary Wendt
                                           Gary Wendt, Chief Financial Officer