Form 10QSB/A
period 1999-09-30
SAC TECHNOLOGIES INC
filed 1999-11-26
CIK 1019034

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


                   (877) 732-8737 (Issuer's telephone number)


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

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                                           December 31,     September 30,
                                                                               1998              1999
                                                                           ------------     ------------
                                                                                            (unaudited)
CURRENT ASSETS
      Cash and cash equivalents                                               1,063,616          110,814
      Accounts receivable, less allowance for doubtful receivables of
            $158,000 and $216,500, respectively (note 9)                         44,702           88,617
      Inventories                                                               410,287          197,777
      Prepaid expenses                                                          121,875           66,862
                                                                           ------------     ------------

            Total current assets                                              1,640,480          464,070


EQUIPMENT, FURNITURE AND FIXTURES - AT COST, less
       accumulated depreciation                                                 135,469          101,342

OTHER ASSETS (note 4)                                                           383,695          230,518
                                                                           ------------     ------------

                                                                              2,159,644          795,930
                                                                           ============     ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

      Convertible debentures, less discount of $291,024 (note 7)              2,208,976               --
      Accounts payable                                                          280,879          171,816
      Accrued liabilities (note 5)                                              198,738          293,728
      Deferred revenues (note 6)                                                 27,665           87,665
                                                                           ------------     ------------

            Total current liabilities                                         2,716,258          553,209

COMMITMENTS AND CONTINGENCIES                                                        --               --

CONVERTIBLE DEBENTURES, less discount of $70,000 (note 7)                             --        1,200,000

STOCKHOLDERS' EQUITY (DEFICIT) (note 8)
       Preferred stock- authorized, 5,000,000 shares of $.01 par
            Value; issued and outstanding Series A Convertible-
            Liquidation preference $100 per share, 0 and 13,125 shares,
            respectively                                                             --          746,539
      Common stock - authorized, 20,000,000 shares of $.01 par
            value; issued and outstanding, 7,510,867 and 8,890,405
            shares, respectively                                                 75,109           88,905
      Additional contributed capital                                          8,960,135       10,724,922
      Deficit accumulated during the development stage                       (9,534,968)     (12,617,645)
      Accumulated other comprehensive income (note 4)                                --          100,000
      Unearned compensation                                                     (56,890)              --
                                                                           ------------     ------------
                                                                               (556,614)        (957,279)
                                                                           ------------     ------------

                                                                              2,159,644          795,930
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

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                             Three months
                                                                         ended September 30,
                                                                    ----------------------------
                                                                       1998             1999
                                                                    ------------    ------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
     Net loss                                                       $ (1,450,003)   $ (1,100,757)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation                                                    12,000          13,002
          Amortization
               Deferred financing costs                                   40,200          12,001
               Unearned compensation                                      23,052              --
               Interest expense amortization for the
                 intrinsic value of the beneficial conversion
                 feature of the convertible debenture (note 7)           200,000              --
          Allowance for uncollectible receivables                             --          73,500
          Write-down of inventory                                        300,000         105,000
          Revenues realized due to offset of billings
            against a stock repurchase                                        --              --
          Options issued for license rights                                   --              --
          Option issued in connection with distribution agreement             --              --
          Acquired research and development                                   --              --
          Warrants issued for services and other                        (134,500)        164,000
          Contribution of services                                            --              --
          Other                                                               --              --
          Change in assets and liabilities:
               Accounts receivable                                       (67,433)         97,831
               Inventories                                                (2,437)         26,983
               Prepaid expense                                           (20,826)         14,215
               Accounts payable                                         (176,771)       (107,659)
               Accrued liabilities                                        17,688           4,016
               Deferred revenue                                               --         (90,000)
                                                                    ------------    ------------
                                                                         190,973         312,889
                                                                    ------------    ------------

                    Net cash used in operating activities             (1,259,030)       (787,868)

Cash flows from investing activities
     Capital expenditures                                                 (3,632)         (2,437)
     Security deposits                                                        --         (15,000)
     Patents and trademarks                                                   --              --
                                                                    ------------    ------------

                    Net cash used for investing activities                (3,632)        (17,437)

Cash flows from financing activities
     Restricted cash                                                   2,320,000              --
     Net proceeds (payments) under short-term borrowing agreements            --        (100,000)
     Issuance of convertible bridge notes                                     --              --
     Issuance of  convertible debentures                                      --              --
     Issuance of warrants and convertible debentures discount                 --              --
     Issuance of preferred stock                                              --         770,539
     Issuance of warrants                                                     --          54,000
     Proceeds from sale of warrrants                                          --          60,000
     Deferred financing costs                                                 --              --
     Exercise of stock options                                             7,875              --
     Sales of common stock                                                    --              --
     Redemption of common stock                                               --              --
                                                                    ------------    ------------

                    Net cash provided by financing activities           2,327,875         784,539
                                                                    ------------    ------------

                    Net increase (decrease) in cash and
                       cash equivalents                                1,065,213         (20,766)

Cash and cash equivalents, at beginning of period                        971,025         131,580
                                                                    ------------    ------------

Cash and cash equivalents, at end of period                         $  2,036,238    $    110,814
                                                                    ============    ============




[WIDE TABLE CONTINUED FROM ABOVE]



                                                                                                      January 7,
                                                                           Nine months                1993 (date
                                                                        ended September 30,          of inception)
                                                                    ----------------------------   through September
                                                                        1998          1999               1999
                                                                    ------------    ------------   -----------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
     Net loss                                                       $ (4,543,297)   $ (2,771,109)   $(12,267,980)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation                                                    40,500          39,002         144,008
          Amortization
               Deferred financing costs                                   40,200         352,578         437,145
               Unearned compensation                                      78,468          13,971         181,810
               Interest expense amortization for the
                 intrinsic value of the beneficial conversion
                 feature of the convertible debenture (note 7)           200,000         124,624         525,000
          Allowance for uncollectible receivables                             --          58,500         216,500
          Write-down of inventory                                        500,000         105,000         705,000
          Revenues realized due to offset of billings
            against a stock repurchase                                        --              --        (170,174)
          Options issued for license rights                              200,000              --         200,000
          Option issued in connection with distribution agreement        352,650              --         352,650
          Acquired research and development                                   --              --         117,000
          Warrants issued for services and other                         169,500         164,000         361,000
          Contribution of services                                            --              --          11,250
          Other                                                               --              --          23,434
          Change in assets and liabilities:
               Accounts receivable                                       (68,868)       (102,415)       (305,117)
               Inventories                                              (448,108)        107,510        (902,777)
               Prepaid expense                                           (74,327)         55,014         (66,861)
               Accounts payable                                          (27,670)       (109,063)        171,816
               Accrued liabilities                                      (140,049)         68,422         305,785
               Deferred revenue                                               --          60,000          60,000
                                                                    ------------    ------------    ------------
                                                                         822,296         937,143       2,367,469
                                                                    ------------    ------------    ------------

                    Net cash used in operating activities             (3,721,001)     (1,833,966)     (9,900,511)

Cash flows from investing activities
     Capital expenditures                                                (27,785)         (4,875)       (245,350)
     Security deposits                                                        --         (15,000)        (27,984)
     Patents and trademarks                                                   --              --          (4,534)
                                                                    ------------    ------------    ------------

                    Net cash used for investing activities               (27,785)        (19,875)       (277,868)

Cash flows from financing activities
     Restricted cash                                                          --              --              --
     Net proceeds (payments) under short-term borrowing agreements            --              --        (117,000)
     Issuance of convertible bridge notes                                     --              --         175,000
     Issuance of  convertible debentures                               1,775,000              --       1,775,000
     Issuance of warrants and convertible debentures discount            725,000              --         750,000
     Issuance of preferred stock                                                         758,539         770,539
     Issuance of warrants                                                                 54,000          54,000
     Proceeds from sale of warrrants                                                      60,000          60,000
     Deferred financing costs                                           (180,000)             --        (324,977)
     Exercise of stock options                                           113,271          28,500         190,799
     Sales of common stock                                                    --              --       7,093,832
     Redemption of common stock                                               --              --        (138,000)
                                                                    ------------    ------------    ------------

                    Net cash provided by financing activities          2,433,271         901,039      10,289,193
                                                                    ------------    ------------    ------------

                    Net increase (decrease) in cash and
                         cash equivalents                             (1,315,515)       (952,802)        110,814

Cash and cash equivalents, at beginning of period                      3,351,753       1,063,616              --
                                                                    ------------    ------------    ------------

Cash and cash equivalents, at end of period                         $  2,036,238    $    110,814    $    110,814
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

2.          Liquidity Matters


            Based on current plans the Company estimates it needs approximately $2,000,000 to $3,000,000 to support operations through Setember 30, 2000. This will likely involve the issuance of additional debt or equity securities which will likely result in additional dilution to the Company's existing stockholders which could be substantial. No assurance can be given that any additional financing will be available on terms acceptable to the Company if at all or that adequate financing will ultimately be obtained to meet its needs.


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
                                                                         ================  ===================     =================


9.          Related Party Transactions


            Included in accounts receivable as of December 31, 1998 and September 30, 1999 were $135,958 and $174,396 of amounts due from Jasper Consulting, Inc. No revenues were recognized from transactions with Jasper Consulting, Inc. during the three and nine months ended September 30, 1999. During the three and nine months ended September 30, 1998, $20,400, and $40,409 of revenues were recognized from transactions with Jasper Consulting, Inc.

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


            On October 21, 1999 the Company was notified that one of its OEM Licensors was canceling its licensing agreement and sending back the units that it purchased. The Company had reflected $28,320 of revenue in a previous quarter relating to this transaction. The Company has included this amount in its allowance for doubtful receivables as of September 30, 1999. The Company has also reversed out the $100,000 licensing fee that was recorded in deferred revenue in prior quarters.


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

            Interest expense decreased $187,011 to $29,789 during the three months ended September 30, 1999 and increased $77,893 to $294,693 during the nine months ended September 30, 1999 as compared to three and nine months ended September 30, 1998. Of the decrease $200,000 was due to non-cash charges for the intrinsic value of the beneficial conversion feature of the Convertible Debenture. This was partially offset by $19,798 of interest expense that was accrued on the convertible debenture. Of the increase $79,600 was due to the amortization of fair market value of the warrants that where issued to the Shaar Fund, $73,669 was due to interest accrued on the Convertible Debenture, this was partially offset by $75,336 of a decrease in the intrinsic value of the benefial conversion feature of the Convertible Debenture.


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


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)         Exhibits

                        Exhibit No.                  Exhibit
                        -----------                  -------

                        27                           Financial Data Schedule



            (b)         Reports on Form 8-K


                        During the period covered by this report the Company filed a current report on Form 8-K dated July 9, 1999 regarding Item 5.

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