Form 10KSB40
period 1999-12-31
SAC TECHNOLOGIES INC
filed 2000-04-14
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


                [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal Year Ended December 31, 1999

                         Commission File Number 1-13463


                             SAC TECHNOLOGIES, INC.
                             ----------------------
                 (Name of small business issuer in its charter)

              MINNESOTA                                   41-1741861
              ---------                                   ----------
     (State or other jurisdiction           (IRS Employer Identification Number)
   of Incorporation or organization)

            1285 CORPORATE CENTER DRIVE, SUITE #175, EAGAN, MN 55121
            --------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

         Issuer's telephone number, including area code: (651)-687-0414

           Securities registered pursuant to Section 12(b) of the Act:


           Title of Each Class             Name of Exchange on which Registered
           -------------------             ------------------------------------
             Common Stock,                                 None
       $0.01 par value per share


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

         State issuer's revenues for its most recent fiscal year:  $157,970

         State the aggregate market value of the voting common equity (Common Stock) held by non-affiliates of the registrant based on the closing sale price as reported on the OTC Bulletin Board on April 5, 2000 was $ 4,755,091. *

         As of April 5, 2000, 9,551,890 shares of the registrant's Common Stock were outstanding.

         Transitional Small Business Disclosure Formats (check one):

         Yes ___   No _X_


                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

--------------------------
* Shares of Common Stock held beneficially by directors, executive officers and persons known to own beneficially in excess of 5 percent of the Common Stock have been excluded in calculating this value.

                                     PART I

                    PRIVATE SECURITIES LITIGATION REFORM ACT

         The information contained in this Annual Report on Form 10-KSB and in other public statements by the Company and Company officers or directors includes or may contain certain forward-looking statements. When used in this Report or in such statements, the words "estimate," "project," "intends," "expects," "believes" and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those included within the forward-looking statements. Such factors are described in detail below under the caption "RISK FACTORS." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         SAC Technologies, Inc., a Minnesota corporation (the "Company"), was incorporated in 1993 for the purpose of developing an automated fingerprint identification system in accordance with the terms of a development agreement ("Development Agreement") with Jasper Consulting, Inc. ("Jasper"). The Development Agreement provided for Jasper to fund the Company's development of certain fingerprint identification technology ("FIDS Technology") in consideration of the Company assigning to Jasper any right to patent the FIDS Technology. During the fall of 1993, the Company completed the initial development of the FIDS Technology and Jasper filed patent applications with the United States Patent and Trademark Office covering the technology. Thereafter, the Company purchased certain optic technology (the "Optic Technology") from Richard T. Fiskum, a former director and executive officer and currently a principal stockholder of the Company.

         Thereafter, the Company entered into a worldwide license agreement with Jasper for use of the FIDS Technology and Optic Technology in all access control markets, with Jasper obtaining the right to use the FIDS Technology and Optic Technology in all other markets including, specifically, the financial services, law enforcement and government markets. The license agreement provides for each company to pay royalties to the other for products sold in their respective markets and a percentage of licensing fees associated with licensing of the technology in their respective markets.

         Since the initial development of the FIDS Technology, the Company has developed its' own proprietary fingerprint identification technology known as Vector Segment Technology. In this regard, on March 8, 2000 the Company and Jasper entered into a letter of intent to execute a definitive agreement with respect to the ownership, use, commercialization and exploitation of each party's respective technologies. The agreement is intended to supercede and replace all existing agreements between the parties, eliminate the current market segmentation, and the payments due in connection with sales of their respective technologies. The agreement is intended to be closed on by April 21, 2000 and the terms provide for, among other things, (i) the Company to deliver the FIDS source code to Jasper and conduct a test of the code; (ii) both parties acknowledging that Vector Segment Technology is the sole property of the Company and that FIDS is the sole property of Jasper; (iii) each party offering its technology to the other party at a per node cost; and (iv) the forgiveness of all outstanding indebtedness between the parties. As of the date of this Report the definitive agreement has not been executed and no assurance can be given that it will be completed on terms acceptable to the Company, if at all.

GENERAL DESCRIPTION OF BUSINESS

         The Company is in the business of developing and marketing proprietary biometric technology products and software solutions. Biometric technology, the science of analyzing specific human characteristics, which are unique to each individual in order to identify a specific person from a broader population, is an emerging technology. Examples of the unique biological characteristics that can be used to identify an individual include fingerprints, iris patterns, hand geometry and voice and facial structure.
Fingerprint analysis is an accurate and reliable method to distinguish one individual from another and is viewed as less intrusive than many other biometric identification methods. As a result, fingerprint analysis has gained the most widespread use for biometric identification. Biometric technology represents a novel approach to identity verification which has only been used in limited applications and has not gained widespread acceptance in any commercial or consumer markets.

         The Company's proprietary biometric technology scans a person's fingerprint and identifies a person typically within three seconds without the use of a password, key card, personal identification (PIN) number or other identifying data. The Company believes that its fingerprint identification technology will have a broad range of possible applications relating to information security and access control, including:

            *   Securing Internet sites and Web pages

            *   Information resource and network access control

            *   General access control, i.e., facility access control

         The Company believes that biometric technology can be utilized in a multitude of applications including, but not limited to, replacement of keys for entry into personal residences, offices or hotel rooms, restricting access to undesirable internet sites, replacing Pins at automated teller machines and restricting use of dangerous products such as gas stoves, ovens, heavy equipment or automobiles to certain qualified persons. Products utilizing the Company's fingerprint identification technology are currently being utilized in access control applications to replace PIN numbers, access cards and keys, in time clocks to replace time cards and in computer peripherals designed to control access to a network or a specific application. To date, the Company has engaged in limited marketing of its products and technologies and generated minimal sales principally to the general access control and computer network security markets.

         TECHNOLOGY

         The Company's underlying technology consists of (i) the Optic Technology, which captures the image of a fingerprint; (ii) hardware and software which translates and standardizes the image of the fingerprint for computer analysis ("Biometric Solution"); (iii) Vector Segment Technology which creates a mathematical representation (Bio-Key(TM)) of a fingerprint based on its particular characteristics; and (iv) SACMan DTK (Developers Tool Kit), a Biometric application development tool which facilitates integration of the Company's technology for vertical market applications. Utilizing these technologies, the Company is continuing to develop identification products and software solutions which are designed to assure that only individuals comprising an approved fingerprint in an online or embedded database are allowed access to an application through real time authentication with an emphasis on Web based applications.

         Optic Technology. The Company's Optic Technology uses a camera and red spectrum light to take a visual image of an approximately one-half inch by one-half inch area of a fingerprint. The image is captured at an effective resolution of approximately 1,000 dots per inch (DPI). Several processing passes are then made on the image to optimize it for extraction of distinguishing characteristics of the fingerprint. These distinguishing characteristics are then mapped by the Company's technology in order to verify whether the characteristics match those of a previously mapped fingerprint.

         VSTA Vector Segment Technology Analysis. The Company's Vector Segment Technology processes features of a live fingerprint. These features are reduced to a computer model code (Bio-Key(TM)) unique to the individual. When a person seeking access to a computer network or restricted area places his or her finger on a reader, a new Bio-Key(TM) is generated which is compared to an on-line database to determine whether it matches any Bio-Key(TM) on file. If there is a match, the person is identified and given access to the application, i.e., a computer network, Web Site or restricted area. This can be accomplished without the use of a key, password, user-Id, card, PIN number or token. The actual fingerprint is not typically stored in the database.

         As more fully explained below, the Company intends to license its core technology for securing Web-Based applications. In order to effectuate this plan, the Company has recently modified its core Vector Segment Technology to make it easily adaptable to scanners other than its proprietary 5th generation SACMan or 6th generation IDME readers. In the past, the Company's identification algorithm had required the use of its own high resolution reader technology to provide for reliable one to many identification applications. The evolution of the Vector Segment Technology has allowed for the de-coupling of the core identification algorithm from the reader technology, which allows the algorithm to be utilized with lower resolution and lower quality readers available from other manufacturers.

         Identification Verses Verification Technology. Management believes that the Company's Vector Segment Technology is superior to similar technologies utilized by its competitors. Unlike many of the biometric technologies currently available, the Company's technology can identify the fingerprint of an unknown person by searching a database to determine whether the current scanned Bio-Key(TM) matches any previously stored mathematical representation (Bio-Key(TM)). Most of the Company's fingerprint competitors simply verify that the fingerprint image of a known person matches a previously stored copy or model of that individual's fingerprint. By their very nature, such verification systems require an additional item of data such as a PIN number or access card to initially identify the user. Verification systems don't eliminate the need for cumbersome access cards, keys or PIN numbers and the administrative costs associated with the distribution and replacement of such cards. By contrast, the Company's identification technology typically does not require identifying data other than a person's fingerprint and eliminates the need for such additional identifying data. Based on the foregoing, the Company believes that its identification technology provides it with a meaningful competitive advantage in the marketplace. On April 27, 1998, the Company's SACcat(TM) product earned the International Computer Association's first and only fingerprint biometric identification certification.

         PRODUCTS

         The following is a description of the status of each of the Company's current product offerings. Although the Company will continue to pursue direct sales of its products, its primary focus will be to license its core technology to Original Equipment Manufacturers ("OEMs") for integration into their products and to electronic commerce and other Web based companies to secure Web-based applications.

         SACMan(TM). The Company's SACMan(TM) is a developer toolkit (DTK) for generating biometrics identification applications. The DTK has been developed for OEMs and system integrators and includes required hardware and software components to develop a custom application, which utilizes the Company's biometric technology.

         SACcat(TM). The Company's SACcat(TM) product is a biometric information access control solution that provided for workstation log-on and screen saver lockout. SACcat(TM) creates a computer model code (Bio-Key(TM)) of a fingerprint to identify a live scan of a fingerprint without the use of a key, password card or token. The SACcat(TM) product was developed for the information security marketplace and supported Windows 95/98, Windows NT and Novel operating environments, in addition to supporting a Sun System Unix based search engine for remote database matching. The Company has developed the next generation SACcat(TM) fingerprint scanner (IDME) incorporating the Company's core technology with an improved optical system designed for better scanning capability for poor quality fingerprints and integrated anti-spoofing security. An added interface component was designed to allow for the future use of layered biometrics consisting of voice and facial recognition. Cosmetic improvements include improved finger placement features, futuristic design and reduced size.

Based on its research, management believes that the next generation (IDME) reader represents a significant improvement over the existing product.

         The Company has a limited number of 5th generation readers in inventory and does not intend to manufacture any additional readers except on a special order basis. In this regard, the Company has received formal volume quotations for the "IDME" readers from third party manufacturers which provide a substantial cost reduction over the 5th generation product. Once ready for mass-production the Company will need a three to four month lead-time before the new version would be available for delivery to customers. There can be no assurance as to when, if ever, third party manufacturing will occur.

         SACRemote(TM). The SACRemote is an OEM developer platform for embedded access control applications, which is available for OEM licensing applications. The Company does not intend to pursue further internal development of this product at this time.

         SACSecure(TM). The Company's SACSecure(TM) product, (Level 1 and 2) is a software application that selectively encrypts files and programs. As of the date of this Report, the Company has not Completed its Level 3 biometric version which is intended to provide for Biometric locking of encrypted file sets. There can be no assurance as to when, if ever, this will occur.

         BUSINESS STRATEGY

         The Company believes it has developed one of the most advanced and discriminating fingerprint identification technologies available for general commercial use today. Having completed such development, the Company's current objective is to market its proprietary technology in order to generate meaningful revenue for the Company during 2000.

         Overview. The Company's initial goal was to develop automated fingerprint identification products which were portable, easily integrated with existing applications and affordable for mass commercialization and distribution through OEMs, distributors and to a lesser degree, system integrators in the computer network, general access control and other markets. This included the development of the SACcat and sixth generation IDME readers. During the last two fiscal years the Company has pursued an OEM licensing program and most recently is developing an integrated Web based biometric authentication system.

          The Company's current business plan, which continues to evolve, consists of a threefold strategy of (i) continued product and technological development; (ii) marketing its products and technologies both directly and through licensing agreements with OEMs and private labelers which address industry-specific applications; and (iii) the development and licensure of a Web-based biometric authentication software solution to e-commerce and Web based transaction companies.

         Technological and Product Development. Although management believes that the Company's identification technology is one of the most advanced and discriminating fingerprint technologies available on the market today, the markets in which the Company competes are characterized by rapid technological change and evolving standards. In order to maintain its position in the market, the Company will continue to upgrade and refine its existing products and technologies. During 2000, the Company will primarily focus on enhancing its identification technology for large database, Web based server authentication applications, including porting to multiple platforms and peer group reader technology. Successful development of this solution will require additional financing to which there can be no assurance.

         Product Sales and Licensing Agreements. The Company will continue to market and manufacture its stand-alone products on a special order basis. As of the date of this Report, the Company does not have any orders for any material amount of product.

         During the last fiscal year the evolution of the Company's technology has allowed it to shift its focus from product development to the licensing of its core technology to OEMs for integration into their product offerings. As of the date of this Report, the Company has one license agreement. During February 1999, the Company signed a one-year, renewable non-exclusive OEM Licensing agreement with Sense Technologies, Inc. primarily for time clock applications. The agreement provides for a one-time licensing fee of $100,000, of which $37,000 has been paid to date, with a minimum annual pre-purchase (non-refundable) royalty of $50,000 payable through November 1999. The Company is obligated to deliver physical product specifications under the agreement.

         The Company will focus on general access control and computer network security applications. There can be no assurance that the Company will have the marketing or financial resources to enter into any additional licensing agreements or that any such agreements will generate any meaningful revenue or earnings for the Company.

         Web Based Biometric Authentication Solution. In recent months, recognizing the exponential growth in electronic commerce and related security concerns, the Company has been actively positioning its technology development for the licensing of a Web based biometric authentication software solution to e-commerce and other companies which rely on Web Based transactions. This initiative has involved transitioning the Company's technology to focus on identification applications for large databases and Web based server authentication applications, including porting to multiple platforms and peer group reader technology. These efforts have resulted in the de-coupling of the core identification algorithm from the reader technology providing for the algorithm to be utilized with other readers available from other manufacturers. This development has allowed the Company to explore the licensing of the IDME reader to third party manufacturers. The Company believes that the versatility provided by the de-coupling of the identification algorithm and reader technology will facilitate the pursuit of licensing Web based server authentication applications.

         The Web based server authentication application is an integrated solution involving the sale of readers and the licensure of client and server based software to provide for reliable and cost effective user authentication in connection with the processing of e-commerce transactions. This solution is also intended to secure other general purpose Web site applications such as restricting access to specific Web pages or specific information contained on a Web-site. Successful execution of this initiative will require the development of enhanced software to provide an effective interface between client and server-based software. The Company is continuing to develop this software and is in discussion with potential users of such a solution. There can be no assurance that the Company will have the financial or human resources necessary to complete the development of the software necessary to effectuate such plan in a timely manner, if at all.

         Although the Company has completed the development of its core technology and readers, neither has gained any meaningful commercial acceptance, and the Company has only generated minimal revenue since inception and it has not entered into any significant licensing arrangements. In addition, the Company's business model, particularly the Web authentication initiative, represents a novel approach to Internet security, has not been adopted by any Internet company and there can be no assurance that there will be a demand for such a solution or that the Company will have the financial, marketing and human resources necessary to successfully develop and market such a software solution.

         Termination of Certain Strategic Alliance and Distributor Agreements. Commencing during the fourth quarter of 1997, the Company entered into various agreements which were intended to allow the Company to incorporate synergistic technologies consisting of voice and facial recognition, encryption, desktop configuration, security and video conferencing capabilities for utilization with its products. These alliances were typically with development stage technology companies. At this time, the Company is not pursuing the joint marketing and development of technologies from Keyware Technologies, Inc. (voice recognition), Miros, Inc. (face recognition) and Pinnacle Technology, Inc. (desktop configuration). In addition, the Company has terminated distributor, and license agreements with Baraka Intercon, CompuMark (LLC), and OPUS Technologies, Inc.

         MARKETING AND DISTRIBUTION METHODS OF THE PRODUCTS AND TECHNOLOGIES

         The Company's marketing and distribution efforts consist of (i) general promotion of biometric technology and the Company's products; and (ii) direct selling efforts to, among others, OEMs and private labelers. As described in this Report, the Company has only generated limited sales and the market for its products and technologies is evolving.

         With respect to promotion, the Company has developed and is continually updating marketing literature describing biometric technology and the Company's products and technologies. In addition, the Company has attended and has actively participated in various product conferences and conventions in the technology and security industries. The purpose of these activities were to generate market awareness of biometric technology generally and the Company's offerings specifically.

         During 1999, the Company reduced its workforce including its sales and marketing departments. The Company's current marketing efforts are conducted primarily out of its Eagan office by a marketing consultant, a management consultant and its executive officers primarily through direct selling efforts to OEMs and private labelers. The Company is dependent upon these licensees to develop end user applications for its technologies.

         COMPETITION

         The markets for the Company's products and technologies are developing and are characterized by intense competition and rapid technological change. No assurance can be given that the Company's competitors will not develop new or enhanced technologies that will offer superior price, performance or function features or render the Company's products or technologies obsolete. As of the date of this Report, the Company has yet to license its technology or manufacture, market, or sell its products on a wide-scale commercial basis.

         In addition to existing commonplace methods of restricting access to facilities such as pass cards, PIN numbers, passwords, locks and keys, there are numerous companies involved in the development, manufacture and marketing of fingerprint biometrics products to government, law enforcement, prison and consumer markets. These companies include Digital Biometrics, Inc., PRINTRAK International, INDENTIX, Mytec Technologies, Inc., Safelink, Biometrics Identification, Inc., and I/O Software,. Many of these competitors have substantially greater financial resources and experience in marketing biometric products.

         Most current automated fingerprint identification product sales have been for government and law enforcement applications, which are typically priced higher than the Company's products and licensing arrangements. Although most of the companies specifically targeting consumer application markets have completed the development of their products, biometric products and technologies have not been widely accepted in the commercial markets.

         With current non-biometric technologies the user must typically possess a key, card, or bit of information such as a PIN number or password. These systems are easily defeated by obtaining possession of the key, card, or password, or by counterfeiting the key or card. The Company's biometric technology is intended to replace such systems and substantially reduce the related security breaches. Although biometric based "verification" systems can identify a person and prevent unauthorized persons from entering into a restricted area, such systems do not eliminate the need for PIN numbers, cards, keys or tokens. By contrast, the Company's identification technology typically does not require the use of any such additional identifier other than the person's fingerprint and "identifies" rather than "verifies" the subject. The Company believes that such end-user convenience creates a meaningful competitive advantage for the Company. There can be no assurance, however, that the Company's competitors will not develop similar or superior "identification" technology, which could have a material adverse effect on the Company's financial condition and results of operation. The Company's products will also be competing for market share with other biometrics technologies including hand geometry, iris scanning, retinal scanning, and signature verification, as well as existing lock/security/card technology.

         SOURCES OF RAW MATERIALS AND PRINCIPAL SUPPLIERS

         Assembly of the Company's reader products utilizes components, equipment and processes generally available from outside electronics firms. Two outside vendors located in Minnesota have assembled products in the past. The Company has firm quotations from several manufacturers which it believes have the ability to perform assembly of its reader products, as appropriate, to meet pre-production and assembly requirements for the OEM licensees. The Company will provide these quotations and product specifications to its OEM licensees but does not intend to produce or assemble hardware reader product in the future.

         INTELLECTUAL PROPERTY RIGHTS

         The Company's technology consists of knowledge and information relating to computer hardware and software which is used to create an automated process of imaging a fingerprint, formatting the fingerprint for computer analysis, and identifying and verifying the print relative to an existing database of fingerprint information. The Optic Technology and the Company's

Biometrics Solution are owned by the Company, subject to an exclusive worldwide license, which has been granted to Jasper to use and sell products in all markets other than access control. The Company owns the Vector Segment Technology. None of the Company's technologies are subject to any patent, however, the Company has filed a patent application relating to both the Optic Technology and Biometrics Solution components of its technology, no patents have yet been issued or indicated as allowable. The Company is also filing a patent with respect to the Vector Segment Technology. There can be no assurances given that any patents will ever be issued, or that, if issued, the Company will have the resources to protect any such issued patent infringement. Although the Company believes that its technology does not infringe upon patents held by others, no assurance can be given that such infringements do not exist.

         The FIDS Technology is owned by Jasper subject to an exclusive worldwide license in favor of the Company to use and sell products in all access control markets. Under the current agreement, either Jasper or the Company may transfer or license its rights to FIDS Technology, with the consent of the other party. Any consideration received with respect to a transfer of FIDS Technology within Jasper's field of use is divided as follows: (i) 10% to Jasper for purposes of funding any legal fees and costs incurred with respect to the transfer or claims; (ii) 10% to the Company for purposes of funding ongoing research and development expenses with respect to the FIDS Technology, Optic Technology, or Biometrics Solution; (iii) 48% to Jasper without restrictions; and (iv) 32% to the Company without restriction. Any consideration received with respect to a transfer or license of FIDS Technology within the Company's field of use, will be divided as follows: (i) 10% to Jasper for purposes of funding any legal fees and costs incurred with respect to the transfer or claims; (ii) 10% to the Company for purposes of funding ongoing research and development expenses with respect to the FIDS Technology, Optic Technology, or Biometrics Solution; (iii) 48% to the Company without restrictions; and (iv) 32% to Jasper without restriction. The letter of intent between the parties contemplates the elimination of the forgoing, for each company to utilize its own technology and for the licensure by each party of its technology to the other party.

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

         RESEARCH AND DEVELOPMENT

         During fiscal years ended December 31, 1998 and 1999, the Company spent approximately $1,570,000 and $227,000, respectively on research and development. The Company's limited customer base did not directly bear these costs, which were principally funded through, outside sources of equity and debt financing. During 2000, the Company's research and development effort will be focused on the continued evolution of its Web based authentication solution.

         GOVERNMENT REGULATION

         The Company is not currently subject to direct regulation by any government agency, other than regulations generally applicable to businesses. However, in the event of any international sales or overseas manufacturing, the Company would likely be subject to various domestic and foreign laws regulating such exports and export activities.

         ENVIRONMENTAL REGULATION

         As of the date of this Report, the Company has not incurred any material expenses relating to the compliance with federal, state or local environmental laws and does not expect to incur any material expenses in the foreseeable future.

         EMPLOYEES AND CONSULTANTS.

         The Company currently employs six individuals on a full-time basis; four are primarily involved in engineering, research and development and two are involved in administrative and finance matters. The Company also utilizes three consultants who provide marketing, engineering and executive management services to the Company.

                                  RISK FACTORS

         The following material risk factors, among others, may affect the Company's financial condition and results of operations.

         DEVELOPMENT STAGE COMPANY; LIMITED OPERATING HISTORY; OPERATING LOSSES. The Company is a development stage enterprise, formed in 1993, which has yet to generate any significant revenue. From inception through December 31, 1999, the Company has had accumulated losses of $12,925,228 and negative cash flow from operations of $10,266,575. As of December 31, 1999, the Company reported negative working capital of ($742,729) and a negative net worth of ($1,683,862.) In order to generate any meaningful revenue, the Company must complete its evolution from a development to a marketing company. This will require the retention of additional executive management and other personnel as well as additional investment in its marketing efforts. Since there can be no assurance the Company will be able to secure these necessary human and capital resources, there can be no assurance that it will be able to generate any significant revenues from the OEM licensing of its technologies, and the Company anticipates net losses will continue.

         GOING CONCERN EXPLANATORY PARAGRAPH. The Company has historically met its working capital requirements through financing transactions involving the public or private placement of its debt or equity securities. Management does not expect its current working capital to support the Company's operations beyond the short-term and is in need of substantial additional capital to fund operations beyond the short-term. As a result, the Company's independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 1999 as to the substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability and growth will depend upon the successful OEM licensing of its technologies and its ability to obtain additional financing, among other matters, as to which there can be no assurances.

         IMMEDIATE NEED FOR ADDITIONAL FUNDS. The Company is in immediate need of substantial additional capital to fund the ongoing development and expansion of its business, including its research, development, marketing and sales efforts. The Company's current cash resources will not be sufficient to fund the Company beyond the short-term. Accordingly, the Company is currently seeking to obtain additional financing through the issuance of additional debt or equity securities on a negotiated private placement basis to institutional and accredited investors. Although the Company has had initial discussions with potential investors, it has not reached any definitive agreement with any such investor regarding the specific terms of an investment in the Company. There can be no assurance that any such financing will be available on terms acceptable to the Company if at all. To the extent such financing results in the issuance of additional equity securities, the Company's existing stockholders will be subject to additional dilution which may be substantial. Given the number of shares of Common Stock reserved for issuance upon the conversion or exercise of outstanding options, warrants, debentures and convertible preferred stock, the Company will likely need to increase the number of shares of Common Stock it is authorized to issue in order to raise the financing necessary to sustain operations beyond the short term. This will require stockholder approval which in turn requires the calling of a meeting and solicitation of proxies. This may result in a delay in obtaining such financing.

         PRODUCT DEFECTS. In the event the Company develops new products or software, or enhancements to existing products, when first released by the Company, such products may contain undetected design faults and software errors, or "bugs" that, despite testing of such products by the Company, are discovered only after a product has been installed and used by customers. There can be no assurance that faults or errors in the Company's existing products or in new products introduced by the Company will not be discovered in the future, causing delays in product introductions and shipments or requiring design modifications that could adversely affect the Company's competitive position and results of operations. In addition, there can be no assurance that new products or product enhancements developed by the Company will achieve market acceptance or, if successful, will not adversely impact sales of the Company's existing products. On occasion, the Company has discovered minor design defects in its products that have caused delays in the introduction of products. To date, however, the Company has not experienced any significant problems in this regard and has not recalled products as a result of a product defect.

         LIMITED SALES AND MARKETING; LIMITED MARKET ACCEPTANCE. The Company markets its products principally through licensing agreements with OEMs and private labelers, whereby others are responsible for sales or development of applications which can then be sold to end users. The Company has yet to generate any significant sales of its products and no effective distribution channels have been developed. While the Company has plans for developing a significant marketing effort consistent with the state and ability of its technology, there can be no assurance that the Company will have the resources to successfully achieve any meaningful sales of its products or technologies. The Company's future success will depend, among other factors, upon the extent to which customers in the new markets acquire, adopt, and continue to use the Company's products as well as the extent to which OEMs and private labelers are able to effectively integrate and market reliable and affordable products on behalf of the Company.

         In addition to the foregoing, biometric technology has only received a limited market acceptance particularly in the private sector. There can be no assurance that the Company's products or technologies will gain any meaningful acceptance in the commercial markets served by its OEMs and private labelers that any of the Company's current development sales and marketing activities and strategies will prove effective or that there will ever be sufficient demand for the Company's products or technology to create a market large enough to produce any meaningful revenue or earnings for the Company. In summary, the Company competes in an undeveloped evolving market and is substantially dependent upon others to develop applications and to sell the Company's technology.

         CHANGES IN TECHNOLOGY. The Internet, access control and information security markets are subject to rapid technological change and intense competition. There can be no assurance that the Company will be able to keep pace with this change. In this regard, the Company's competitors, most of which have substantially greater financial and marketing resources than the

Company, may independently develop technologies similar or superior to those utilized by the Company which may result in the Company's technologies or products becoming less competitive or obsolete. Accordingly, if the Company is unable for technological or other reasons to develop products on a timely basis in response to technological changes, or if the Company's products or product enhancements do not achieve market acceptance, the Company's business would be materially and adversely affected.

         NEED TO RETAIN ADDITIONAL EXECUTIVE MANAGEMENT AND ENGINEERING PERSONNEL. The Company intends to increase its sales and marketing efforts and complete the technological development of its Web based authentication initiative during 2000 which will require the retention of additional executive management and engineering personnel. The Company's future success will depend upon its ability to attract, retain and motivate such persons. The market for such persons is highly competitive and there can be no assurance that the Company will be able to recruit the qualified persons necessary to accomplish the forgoing objectives.

         DEPENDENCE UPON NEW AND UNCERTAIN MARKETS; UNCERTAINTY OF BUSINESS PLAN. The Company's business model, particularly the Web authentication initiative, represents a novel approach to Internet security, and as of the date of this Report has not been adopted by any Internet company. There can be no assurance that there will be a demand for such a solution, that the Company will have the financial, marketing or human resources required to successfully develop and market such a software solution or that any potential market will be large enough to provide any meaningful revenue or earnings for the Company.

         DEPENDENCE ON SUCCESS OF OEMS AND PRIVATE LABELERS. The Company will be dependent upon its OEM licensees and private labelers who generate sales of products which incorporate the Company's technologies. The Company is, therefore, dependent upon the efforts of others in order to develop any meaningful revenues for the Company in the near term and beyond. There can be no assurance that such licensees will have the financial, marketing or technical resources in order to successfully distribute its products, to create market awareness of biometrics technology or generate any meaningful revenues for the Company.

         IMPACT OF "PENNY STOCK RULES" ON LIQUIDITY OF COMMON STOCK. The Company's Common Stock currently trades on the OTC Bulletin Board which provides for limited liquidity. Since the Company's Common Stock continues to trade below $5.00, it continues to be subject to SEC Rules and Regulations which impose limitations upon the manner in which certain low priced securities (referred to as a "penny stock") are publicly traded. Under these regulations, a penny stock is defined as any equity security having a market price of less than $5.00 per share, subject to certain exceptions, none of which are applicable to the Company. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Under these regulations, certain broker/dealers who recommend such securities to persons other than established customers and certain accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. The presence of these regulations has the effect of limiting the trading activity of the Company's Common Stock and reducing the liquidity of an investment in the Company's Common Stock.

         POSSIBLE DILUTIVE EFFECT OF OUTSTANDING OPTIONS, WARRANTS, CONVERTIBLE DEBENTURE AND PREFERRED STOCK; REGISTRATION RIGHTS. As of the date of this Report, there are currently 2,393,873 shares of Common Stock reserved for issuance upon exercise of outstanding stock options and warrants, an additional 1,301,127 shares are reserved for issuance upon the exercise of options available for future grant under the Company's 1996 and 1999 Stock Option Plans, approximately 2,300,000 shares reserved for issuance upon conversion of an outstanding convertible debenture and approximately 4,100,000 shares reserved for issuance upon the conversion of outstanding shares of Series A Convertible Preferred Stock. The Company has filed a registration statement to register the public resale of 538,502 shares of Common Stock underlying vested options and warrants and the shares issuable upon conversion of an outstanding convertible debenture. The Company has agreed to register the resale of the shares of Common Stock upon conversion or exercise of additional shares of Series A Preferred Stock and warrants issued in connection therewith. The exercise or conversion of the foregoing securities will result in a significant increase in the number of outstanding shares and have a dilutive effect on the Company's shareholders. The registration rights described above will result in a significant increase in the number of shares available for sale into the public marketplace which may have a negative impact on the trading price of the Company's Common Stock.

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

         CONTROL BY EXISTING MANAGEMENT. The Company's directors and officers own approximately 30% of the Company's outstanding Common Stock. Accordingly, they are currently and for the foreseeable future will be able to control the Company's business and affairs, including electing directors, appointing officers and determining officers' compensation.

         VOLATILITY OF STOCK PRICE. The trading price of the Common Stock has from time to time fluctuated widely and in the future may be subject to similar fluctuations in response to quarter to quarter variations in the Company's operating results, financial condition, announcements of innovations or new products by the Company or its competitors, general conditions in the biometrics and access control industries, and other events or factors. Although approximately 13 registered broker dealers currently make a market in the Company's Common Stock, no assurance can be given that any or all of these firms will continue to serve as market makers or have the financial capability to stabilize or support the Company's Common Stock. If any or all of these firms do not have such financial capability, the Company's Common Stock would likely decrease, possibly dramatically. In addition, in recent years broad stock market indices, in general, and the securities of technology companies, in particular, have experienced substantial price fluctuations. Such broad market fluctuations may adversely affect the future-trading price of the Common Stock.

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

ITEM 2. DESCRIPTION OF PROPERTY

         The Company does not own any real estate and conducts its operations from two leased premises. The Company leases approximately 6,822 square feet of space at 1285 Corporate Center Drive, Suite No. 175, Eagan, Minnesota 55121 under a five-year lease, which terminates on August 31, 2004 and currently provides for monthly rent of $4,553 which increases ratably over the term of the lease to $5,349. The Company's engineering, research and development are conducted out of this office. The Company also leases approximately 750 square feet of space at 8250 W. Charleston Boulevard, Suite #120, Las Vegas, Nevada 89117 under a one-year lease, which terminates on March 31, 2001 and provides for monthly rent of $1,122. The Company's corporate finance and marketing technical support activities are conducted out of this office which also serves as a showroom facility. The Company believes that its current facilities are adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

         Other than as set forth below, the Company is not a party to any material litigation.

         On or about November 3, 1999, Keyware Technologies, Inc. filed a breach of contract lawsuit against the Company in the Middlesex County, Massachusetts Superior Court arising out of a November 26, 1997 strategic alliance agreement. Keyware is seeking damages of $100,000. The Company has answered the complaint and asserted a cross-claim against Keyware for breach of contract seeking damages in excess of $50,000. Discovery is proceeding and the Company continues to aggressively defend this matter and prosecute its counter-claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is eligible for quotation on the OTC Bulletin Board under the symbol "SACM".

         The following table sets forth the range of high and low bid prices per share of Common Stock for each quarterly period during the fiscal years ended December 31, 1998 and 1999 as reported (i) by the NASDAQ SmallCap Market with respect to 1998, the quarter ended March 31, 1999; (ii) by the OTC Bulletin Board with respect to the quarters ended September 30 and December 31, 1999; and
(iii) with respect to the quarter ended June 30, 1999, as reported by the NASDAQ SmallCap Market through May 24, 1999 and the OTC Bulletin Board for the balance of the quarter. Such quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

          1999:                                       HIGH         LOW
                                                      ----         ---

          Quarter ended March 31, 1999                3 1/8       1 1/4
          Quarter ended June 30, 1999                 2 11/16     1 1/8
          Quarter ended September 30, 1999            1 21/64       38/64
          Quarter ended December 31, 1999             1 9/16        1/2

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
          Quarter ended December 31, 1998             4 3/8       1 1/2

         As of April 5, 2000 the number of stockholders of record of the Company's Common Stock was 118. Based on broker inquiry conducted in connection with the Company's distribution of proxy solicitation materials in connection with Company's scheduled Annual Meeting of Stockholders in 1999, management believes that there are approximately 1,675 beneficial owners of its Common Stock. The Company has not declared or paid any cash dividends on its Common Stock since inception and does not intend to pay any dividends for the foreseeable future.

         RECENT SALE OF UNREGISTERED SECURITIES.

         1. On March 17, 2000, the Company issued 6,750 shares of its Series A 9% Convertible Preferred Stock and a warrant to purchase 67,500 shares of Common Stock to the Shaar Fund, Ltd., raising gross proceeds of $450,000. These securities were issued to one (1) accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof directly by the Company without payment of underwriting discounts or commissions to any person.

         The Preferred shares are immediately convertible into shares of common stock at a conversion price equal to the lesser of (a) 110% of the closing bid price of the Company's common stock on July 8, 1999 or (b) a 22% discount to the average closing bid prices of the

Company's common stock during the five trading days period prior to conversion.

         The warrants have a five-year term, and are immediately exercisable at an exercise price equal to 110% of the average closing bid prices of the Company's Common Stock during the five trading days prior to the issuance of the Warrant.

         2. On each of December, January, February and March 15 the Company issued options to purchase 40,000 shares of Common Stock at exercise prices of $.50, $.6875, $.8125 and $1.0625, respectively to Bruce Nordin, an executive management consultant to the Company. The options were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder without payment of underwriting discounts or commissions to any person.


         In connection with this financing, the Company granted the Shaar Fund a right of first refusal to participate in all or any part of future sales of common stock for a one (1) year period.

         The Company also agreed to file a registration statement with the SEC covering the resale of the shares of common stock issuable upon conversion of the preferred shares or the exercise of the warrants by no later than on or about June 1, 2000, and to cause such registration statement to be declared effective by no later than on or about August 14, 2000. If the Company files the registration statement and causes it to be declared effective within the time frame above, any penalties relating to the July 9, 1999 private placement of preferred shares and warrants to the Shaar Fund accrued as a result of the Company's failure to file a registration statement will be waived.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             SELECTED FINANCIAL DATA

                                                                                                     JANUARY 7, 1993
                                                                                                   (DATE OF INCEPTION)
                                                                YEAR ENDED DECEMBER 31,            THROUGH DECEMBER 31,
                                                                -----------------------            --------------------
                                                         1997             1998            1999             1999
                                                         ----             ----            ----             ----
SELECTED STATEMENT OF OPERATIONS DATA
     Revenues ..................................    $    464,168     $    384,580     $    157,970     $  1,391,775
     Costs and other expenses
         Cost of sales, support and other
              services .........................         390,243        1,054,548          452,593        1,974,212
         Selling, general and administrative ...       2,297,148        3,314,701        2,151,466        8,259,802

         Research, development and engineering .         563,045        1,570,033          856,692        3,721,948
                                                    ------------     ------------     ------------     ------------
                                                       3,250,436        5,939,282        3,460,751       13,955,962
                                                    ------------     ------------     ------------     ------------
              Operating loss ...................      (2,786,268)      (5,554,702)      (3,302,781)     (12,564,187)

     Other income (expense), net ...............         192,454         (396,600)        (125,576)        (361,041)
                                                    ------------     ------------     ------------     ------------

     NET LOSS ..................................    $ (2,593,814)    $ (5,951,302)    $ (3,428,357)    $(12,925,228)
                                                    ------------     ------------     ------------     ------------

     NET LOSS ..................................    $ (2,593,814)    $ (5,951,302)    $ (3,428,357)    $(12,925,228)
                                                    ============     ============     ============     ============
         Series A 9% convertible preferred
           Stock dividend and accretion ........              --               --         (341,600)        (341,600)
                                                    ------------     ------------     ------------     ------------
     Loss applicable to common shareholders         $ (2,593,814)    $ (5,951,302)    $ (3,769,957)    $(13,266,828)
                                                    ============     ============     ============     ============
       Basic and diluted net loss per share
         Net loss ..............................    $       (.37)    $       (.79)    $       (.41)    $      (2.21)
         Series A 9% convertible preferred
           Stock dividend and accretion ........              --               --             (.04)            (.06)
                                                    ------------     ------------     ------------     ------------
     Net loss applicable to common
       Stockholders ............................    $       (.37)    $       (.79)    $       (.45)    $      (2.27)
                                                    ============     ============     ============     ============
     Weighted average number of shares
         outstanding (basic and dilutive) ......       7,047,190        7,494,647        8,308,093        5,846,078
                                                    ============     ============     ============     ============

                                                                            DECEMBER 31
                                                    ---------------------------------------------------------------
                                                          1997                  1998                   1999
                                                          ----                  ----                   ----
SELECTED BALANCE SHEET DATE
     Working capital (deficit)..........               $3,460,199           $(1,075,778)         $  (742,729)
     Total assets.......................                4,165,694             2,159,644              360,724
     Stockholders' equity (deficit).....                3,641,694              (556,614)          (1,683,862)

SEE PART 1 OF THIS FORM-KSB REGARDING A DISCUSSION OF FORWARD-LOOKING STATEMENTS CONTAINED HEREIN AND CERTAIN RISK FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INCLUDED WITHIN SUCH FORWARD LOOKING STATEMENTS. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS INCLUDED ELSEWHERE HEREIN.

OVERVIEW

         Historically, the Company's goal was to develop automated fingerprint identification products which were portable, easily integrated with existing applications and affordable for mass commercialization and distribution through OEMs, distributors and to a lesser degree, system integrators in the computer network, general access control and other markets. This included the development of the SACcat and sixth generation IDME readers. During the last two fiscal years, the evolution of the Company's technology has allowed it to shift its focus from product development to the licensing of its core technology to OEMs for integration into their product offerings. In recent months, recognizing the exponential growth in electronic commerce and related security concerns, the Company has been actively positioning its technology for the licensing of a Web based biometric authentication software solution to e-commerce and Web Based transaction companies. This integrated solution will involve the sale of readers and the licensure of client and server based software to provide for reliable and cost effective user authentication in connection with the processing of e-commerce transactions. This solution is also intended to be available to secure e-commerce and other general purpose Web site applications. Successful execution of this model will require the development of enhanced software to provide an effective interface between client and server-based software. The Company's business model going forward is intended to, and will likely utilize a combination of the foregoing.

         Although the Company has completed the development of its technology and readers, neither has gained any meaningful commercial acceptance and the Company has only generated minimal revenue since inception. The Company's business model, particularly the Web authentication initiative, represents a novel approach to Internet security and as of the date of this Report has not been adopted by any Internet company and there can be no assurance that there will be a demand for such a solution or that the Company will have the financial, marketing or human resources necessary to successfully develop and market such a software solution.

         The Company believes its existing cash will only last until the end of the second quarter of 2000. Due to these and other uncertainties the Company's independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 1999 as to the substantial doubt about the Company ability to continue as a going concern. The Company's long-term viability and growth will depend upon the successful commercialization of its technologies and its ability to obtain adequate financing, among other matters, as to which there can be no assurances.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO YEAR ENDED DECEMBER 31, 1998:

         Revenues

         Total revenues decreased $226,619 during 1999 to $157,970 as compared to $384,589 for 1998. The Company believes revenues for the first quarter ending March 31, 2000 will be less than those of the first quarter of the prior year. The decrease was primarily due to a sale in 1998 or a $244,979 sale of SACcat units to ATM, a distributor of the Company, without a comparable transaction in 1999, and to a lessor extent the sale of SACcat units sold in 1999 consisted primarily of sales under licensing agreements that were signed during the first quarter of 1999.

         Costs and Other Expenses

         Costs of product sales exceeded revenues from product sales by $294,623 during the year ended December 31,1999 as compared to $685,833 in 1998. This was principally due to a $283,515 write-down of inventory to estimated net realizable value in 1999 as compared to 600,000 in 1998. The write-downs resulted from a process, over time, of the Company evaluating current sales of the Company's products and competitive pricing. The remaining variances were primarily from costs associated with the production of a limited amount of units. The Company continues to explore means to reduce its current product cost. No assurance may be given that the above objectives will be achieved or if achieved, whether it will result in a reduction of product costs.

         Selling, general and administrative expenses decreased $1,163,235 to $2,151,466 during the ended December 31, 1999 as compared to $3,314,701 in 1998. Of the year decreases, $88,900 related to a one time charge in 1998 for cost associated with the severance agreement for the Vice President of Business development, $397,634 related to a decrease in salaries for selling and administrative personnel; $556,150 related to non-cash charges incurred in 1998 related to estimated fair market value of warrants granted to ATM as part of a sales distribution agreement, a warrant granted to TCI in order to terminate its rights of first refusal to participate in future public offerings, a non-cash charge related to the estimated fair market value of an option granted to a consultant to help develop a strategic growth plan for the Company without a comparable transaction in 1999; $72,599 related to the reduction in investor and public relations expenses; and $56,264 related to promotional products given away to potential customers in 1998 without a comparable transaction in 1999. These amounts were off set by a $66,000 payment in settlement of a wrongful termination lawsuit; $132,500 was penalty that was accrued for the late filing of the registration statement on the Convertible Preferred Stock transaction if the Company files a Registration Statement and it is effective within the time frame stated in the documents, then these penalties will be abated. $48,600 was non-cash charges associated with the fair market value of warrants issued to two consultants of the Company; $122,369 in professional fees which were primarily due to additional costs associated with the filing of the registration statement and increasing in financing activities.

         Research, development and engineering expenses decreased $713,341 to $856,692 during the year ended December 31, 1999 as compared to $1,570,033 in 1998. Of the decrease, $200,000 was a non-cash charge for the estimated fair market value of an option granted to an entity in 1998 with which the Company entered into a licensing agreement; $719,018 related to licensing and integration costs associated with technologies the Company planned to incorporate into its SACCat(TM) product. The Company has decided not to pursue any further integration of these technologies. These amounts were offset by increases of $73,428 relating to the expensing of previously capitalized copies of software and $133,487 primarily due to rent and depreciation cost allocated in 1999.

         Interest and other income increased $108,745 to $208,621 during the year ended December 31, 1999 compared to $99,876 in 1998. Of the increase $190,000 was proceeds from the sale of common shares of Inter-con P/C offset by a decrease in interest income in 1999.

         Interest expense decreased $162,279 to $334,197 during the year ended December 31, 1999 as compared to $496,476 in 1998. Of the decrease $276,128 was due to the amortization of the non-cash charge for the intrinsic value of the beneficial conversion feature of the convertible debentures. Of the increase, $86,554 related to amortization of the fair market value of the warrants that were issued to the Fund; and $26,430 was interest accrued on the convertible debenture.

         Net Operating Loss Carryforwards

         As of December 31, 1999, the Company has net operating loss carryforwards of approximately $12,450,000. The carryforwards expire annually beginning in 2008. Such net operating carryforwards may be limited in the future in the event of a change in ownership of the Company as defined in the Internal Revenue Code



YEAR ENDED DECEMBER 31, 1998 AS COMPARED TO YEAR ENDED DECEMBER 31, 1997:

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

         Effective April 13, 1998, the Company signed a Distribution Agreement with ATM. Terms of the agreement include preferential pricing, and commitments by ATM as a distributor to purchase certain minimum quantities. Certain brokers of Tuschner Company, Inc. company's primary market maker are principal stockholders and members of the management of ATM.

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

         Selling, general and administrative expenses increased $1,017,553 to $3,314,701 during the year ended December 31, 1998 as compared to $2,297,148 in 1997. Of the increase, $153,982 related to additional salaries for selling and administrative personnel, $166,266 related to professional fees, $44,856 related to the completion of the Company's internal computer network, $56,264 related to promotional products to potential customers; and $556,150 related to non-cash charges for the estimated fair market value of a warrant granted to ATM as part of a sales distribution agreement (see above), a warrant granted to TCI in order to terminate its rights of first refusal to participate in future public offerings, a non-cash charge related to the estimated fair market value of an option granted to a consultant to help develop a strategic growth plan and to enhance shareholder value and amortization of unearned compensation associated with the issuance of below market stock options to employees and consultants of the Company. In December, 1998 the Company recorded a one time charge of $88,900 for costs associated with the severance agreement for the Vice President of Business Development. The above was offset by a decrease of $357,230 for cost associated with employee recruiting and moving in 1997 and a one time charge for costs associated with the severance package for the Company's former Chief Operating Officer who was terminated in October, 1997 and $68,875 in bad debt expense.

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

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities during 1999 was $2,200,030 and was principally due to operating losses. The operating losses were primarily funded by cash on hand at December 31, 1998 and proceeds received from a $1,325,000 private offering of a convertible debenture and detachable warrants.

         Net cash provided by investing activities during 1999 was $178,527 and was principle due to the sale of the Company's interest in Inter-con P/C. Net cash provided by financing activities during 1999 was $1,059,039 and was principally from proceeds received from the issuance of Preferred Stock and detachable warrants and a note payable from the Shaar Fund.

         Working capital increased $333,049 during the year ended December 31, 1999 to a deficit of ($742,729), as compared to ($1,075,778) as of December 31, 1998. This increase is principally due to the reclassification of the Convertible Debenture to long term and the conversion of $1,342,000 of the Convertible Debenture and a sale of Preferred Stock.

         Since January 7, 1993 (date of inception), the Company's capital needs have been principally met as follows: (i) a May 1996 sale of $200,000 of convertible bridge notes and warrants to purchase 50,000 shares of common stock which were converted to Common Stock during mid-1996; (ii) a July 1996 $700,000 private placement of Common Stock;
(iii) a February 1997 initial public offering of 2,420,000 shares of Common Stock at $3.00 per share which resulted in net proceeds of $6,220,331, after deduction of offering expenses; (iv) a June 1998 $2,500,000 private offering of a convertible debenture and detachable warrants; (v) a July 1999 $875,000 private offering of shares of the Series A convertible Preferred Stock and detachable warrants; and (vi) a March 2000 $450,000 private offering of shares of the Series A convertible Preferred Stock and detachable warrants.

         The Company does not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

         On June 30, 1998, the Company sold to Shaar Fund, Ltd., an international investment fund, $2,500,000 of 5% Convertible Debenture due June 30, 2001 (the "Convertible Debenture"). The Convertible Debenture is convertible into shares of the Company's Common Stock at a conversion price equal to the lesser of (i) $7.15; or (ii) the average closing bid price of the Company's Common Stock for a five-day period ending the day prior to the notice of conversion multiplied by a discount factor of 22%. The Convertible Debenture is redeemable at the option of the Company under certain circumstances. Interest is payable quarterly in arrears, and at the option of the Company, is payable in-kind through the issuance of additional shares of the Company's Common Stock at the conversion price. As of the date of this Report, $1,642,000 principal amount of Convertible Debentures have been converted into an aggregate of 2,015,023 shares of Common Stock. The Convertible Debenture agreement contains certain dilution and conversion price adjustment provisions if certain events occur. In the event of repayment, the Company is subject to certain repayment costs of up to 24% of the principal amount repaid. In addition, the Company is required to meet certain covenants.

         On July 9, 1999 the Company completed a private placement of $13,125 shares of its Series A Convertible Preferred Stock and 5-year warrants to purchase 131,250 shares of Common Stock exercisable at $1.196 per share to The Shaar Fund Ltd. The Company realized net proceeds of $200,539 from the sale of these securities. On March 17, 2000 the Company completed a private placement of 6,750 of its Series A Convertible Preferred Stock and 5-year warrants to purchase 67,500 shares of common stock with the Shaar Fund, Ltd. The Company realized net proceeds of $150,000 after giving effect to the repayment of $250,000 of notes payable to the Shaar Fund.

         The preferred shares provide for a 9% dividend payable semi-annually in arrears. At the option of the Company, the dividends are payable in kind through the issuance of additional shares of Company common stock. The preferred shares are immediately convertible into shares of common stock at a conversion price equal to the lesser of (a) 110% of the closing bid of the Company's common stock on July 8, 1999 or (b) a 22% discount to the average closing bid prices of the Company's common stock during the five trading day period prior to conversion. The preferred shares are redeemable, in whole or in part, at the option of the Company at 100% of face value ($100 per share). The Company is obligated to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issuable upon conversion of the preferred shares or exercise of the warrants.

         On March 31, 2000, the Company obtained a bridge loan from the Fund in the amount of $300,000. The loan bears interest at a rate of 10% per annum and is due on the earlier of June 30, 2000 or the Company completing a private equity financing resulting in gross proceeds to the Company of at least $1,250,000.

         As of the date of this Report the Company has minimal cash resources and is in need of substantial additional capital to maintain operations beyond the mid second quarter of 2000. Management is seeking to obtain additional financing through the issuance of additional debt or equity securities of the Company on a negotiated private placement basis to institutional and accredited investors. In this regard, the Company has been engaged in discussions with certain investors, however, as of the date of this Report, the Company has not reached any definitive agreement with any such investor regarding the specific terms of an investment in the Company.

No assurance can be given that any form of additional financing will be available on terms acceptable to the Company that adequate financing will be obtained to meet its needs, or that such financing would not be dilutive to existing stockholders. Management believes it will need $1,000,000 to $2,000,000 to support its operations through 2000.

IMPACT OF INFLATION

         The effects of inflation on the Company's operations were not significant during the periods presented.

RECENTLY ISSUED ACCOUNTING STANDARD

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting under FAS 133. Adopting the provisions of SFAS 133 is not expected to have a material effect on the Company's financial statements. The standard is effective for fiscal 2000.

         As the Company begins to license the rights to its technology, it will be subject to recognition of revenues from software licensing that will be recognized in accordance with Statement of Position 97-2 and Software Revenue Statement of Position 98-4. Accordingly, revenues will be recognized when delivery of the software has occurred, a signed non-cancelable license agreement has been received from the customer and any remaining obligations under the license agreement are insignificant. Revenue associated with agreements to provide product support services is expected to be recognized as related services are provided. Revenue from annual or other renewals of maintenance contracts is expected to be deferred and recognized on a straight-line basis over the term of the contracts.

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

ITEM 7 - FINANCIAL STATEMENTS

The following financial statements of SAC Technologies, Inc. are included herein at the indicated page numbers:

                                                                        Page No.
                                                                        --------

Report of Independent Certified Public Accountants                         F-1

Balance Sheets at December 31, 1998 and 1999                               F-2

Statements of Operations - Years ended December 31, 1997, 1998 and 1999,
    and January 7, 1993 (date of inception) through December 31, 1999      F-3

Statement of Stockholders' Equity (Deficit) - Years ended December 31,
    1997, 1998 and 1999, and January 7, 1993 (date of inception)
    through December 31, 1999                                              F-4

Statements of Cash Flows - Years ended December 31, 1997, 1998 and 1999,
    and January 7, 1993 (date of inception) through December 31, 1999      F-5

Notes to the Financial Statements - December 31, 1997, 1998 and 1999       F-6

Report of Independent Certified Public Accountants


Board of Directors and Stockholders
SAC Technologies, Inc.


We have audited the accompanying balance sheets of SAC Technologies, Inc. (a Minnesota corporation in the development stage) as of December 31, 1998 and 1999 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999, and the period January 7, 1993 (date of inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SAC Technologies, Inc. as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, and the period January 7, 1993 (date of inception) through December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, as discussed in Note A to the financial statements, the Company is in the development stage and has not generated significant revenues since inception, the Company has suffered recurring losses from operations, and the Company has deficits in working capital and stockholders' equity (deficit). These aforementioned issues, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty. Management's plans in regard to these matters are also discussed in Note A.


/s/ Divine, Scherzer & Brody, Ltd.


Minneapolis, Minnesota
March 21, 2000 (except for notes K and N, as to which the dates are April 6 and April 9, 2000, respectively)

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                             BALANCE SHEETS (Note A)

                                     ASSETS
                                                                                   December 31,
                                                                          -----------------------------
                                                                              1998             1999
                                                                          ------------     ------------
CURRENT ASSETS
     Cash and cash equivalents (notes A2 and B)                           $  1,063,616     $    101,152
     Accounts receivable, less allowance for doubtful receivables of
         $158,000 and $62,500, respectively (notes B and K)                     44,702           13,331
     Inventories (note A3)                                                     410,287           32,500
     Prepaid expenses                                                          121,875           43,120
                                                                          ------------     ------------

         Total current assets                                                1,640,480          190,103

EQUIPMENT AND FURNITURE AND FIXTURES - AT COST, less
     accumulated depreciation (notes A4 and C)                                 135,469           79,257

OTHER ASSETS (notes A4, A5 and D)                                              383,695           91,364
                                                                          ------------     ------------

                                                                          $  2,159,644     $    360,724
                                                                          ============     ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
     10% note payable (note N)                                            $         --     $    150,000
     Convertible debentures, less discount of $291,024 and $0,
         respectively (note F)                                               2,208,976               --
     Accounts payable (note K)                                                 280,879          341,035
     Accrued liabilities (note E)                                              226,403          441,797
                                                                          ------------     ------------

         Total current liabilities                                           2,716,258          932,832

CONVERTIBLE DEBENTURES, less discount of $0 and $46,246
     respectively (note F)                                                          --        1,111,754

COMMITMENTS AND CONTINGENCIES (notes G, H and K)                                    --               --

STOCKHOLDERS' EQUITY (DEFICIT) (notes H, K and N)
     Preferred stock - authorized, 5,000,000 shares of $.01 par value;
         50,000 designated as Series A 9% Convertible (liquidation
         preference of $100 per share); issued and outstanding, 0 and
         13,125 shares, respectively                                                --              131
     Common stock - authorized, 20,000,000 shares of $.01 par value;
         issued and outstanding, 7,510,867 and 9,106,257 shares,
         respectively                                                           75,109           91,063
     Additional contributed capital                                          8,960,135       11,473,269
     Deficit accumulated during the development stage                       (9,534,968)     (13,248,325)
     Unearned compensation (note A4)                                           (56,890)              --
                                                                          ------------     ------------
                                                                              (556,614)      (1,683,862)
                                                                          ------------     ------------

                                                                          $  2,159,644     $    360,724
                                                                          ============     ============


        The accompanying notes are an integral part of these statements.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        STATEMENTS OF OPERATIONS (Note A)

                                                                                                    January 7,
                                                                                                  1993 (date of
                                                                                                    inception)
                                                            Years ended December 31,                 through
                                                ----------------------------------------------     December 31,
                                                    1997             1998             1999             1999
                                                ------------     ------------     ------------     ------------
Revenues (notes A1, B, D and K)
     Product sales                              $    152,784     $    366,630     $     57,970     $    577,384
     License fees                                         --               --          100,000          100,000
     Reimbursed research and development              36,000           10,200               --          284,506
     Technical support and other services            275,384            7,750               --          429,885
                                                ------------     ------------     ------------     ------------
                                                     464,168          384,580          157,970        1,391,775
Costs and other expenses (note K)
     Cost of product sales (note A11)                231,839        1,052,463          452,593        1,736,895
     Cost of technical support and other
         services                                    158,404            2,085               --          237,317
     Selling, general and administrative           2,297,148        3,314,701        2,151,466        8,259,802
     Research, development and engineering
         (notes A7 and D)                            563,045        1,570,033          856,692        3,721,948
                                                ------------     ------------     ------------     ------------
                                                   3,250,436        5,939,282        3,460,751       13,955,962
                                                ------------     ------------     ------------     ------------

         Operating loss                           (2,786,268)      (5,554,702)      (3,302,781)     (12,564,187)

Other income (expense)
     Interest and other income (note D)              196,351           99,876          208,621          509,136
     Interest expense                                 (3,897)        (496,476)        (334,197)        (870,177)
                                                ------------     ------------     ------------     ------------
                                                     192,454         (396,600)        (125,576)        (361,041)
                                                ------------     ------------     ------------     ------------

         NET LOSS (note J)                      $ (2,593,814)    $ (5,951,302)    $ (3,428,357)    $(12,925,228)
                                                ============     ============     ============     ============

Net loss                                        $ (2,593,814)    $ (5,951,302)    $ (3,428,357)    $(12,925,228)
     Series A 9% convertible preferred stock
     dividend and accretion (note H)                      --               --         (341,600)        (341,600)
                                                ------------     ------------     ------------     ------------

     Loss applicable to common stockholders     $ (2,593,814)    $ (5,951,302)    $ (3,769,957)    $(13,266,828)
                                                ============     ============     ============     ============

Basic and diluted net loss per share
     Net loss                                   $       (.37)    $       (.79)    $       (.41)    $      (2.21)
     Series A 9% convertible preferred
         stock dividend and accretion                     --               --             (.04)            (.06)
                                                ------------     ------------     ------------     ------------

     Net loss applicable to common
         stockholders                           $       (.37)    $       (.79)    $       (.45)    $      (2.27)
                                                ============     ============     ============     ============

Weighted average number of shares used
     (note A8)                                     7,047,190        7,494,647        8,308,093        5,846,078
                                                ============     ============     ============     ============


        The accompanying notes are an integral part of these statements.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (Notes A and H)


                                                                         Series A 9% Convertible
                                                                             Preferred Stock               Common Stock
                                                                        -------------------------  ---------------------------
                                                                          Shares        Amount        Shares         Amount
                                                                        -----------  ------------  ------------   ------------
    Sales of common stock January 7, 1993                                        --  $         --     3,150,000   $     31,500
    Sale of common stock January 7, 1993 at $.02 per share                       --            --     1,350,000         13,500
    Contribution of services                                                     --            --            --             --
    Redemption of director and officers common stock August 4, 1995
        at $0 per share                                                          --            --      (270,000)        (2,700)
    Sale of common stock August 4, 1995 through December 22, 1995 at
        $.17 through $.24 per share                                              --            --     1,237,500         12,376
    Redemption of common stock August 4, 1995 through December 22,
        1995 at $.22 through $.24 per share                                      --            --    (1,350,000)       (13,500)
    Issuance of detachable warrants on May 17, 1996, in connection with bridge financing arrangements, valued at $25,000, to
        purchase 100,000 shares of common stock at $1.00 per share               --            --            --             --
    Sales of common stock during June and July, 1996 at $1.00 per
        share, less offering costs of $124,663                                   --            --       698,160          6,982
    Conversion of bridge notes plus accrued interest of $1,841 to
        common stock on June 28, 1996 at $1.00 per share                         --            --       201,840          2,018
    Compensation                                                                 --            --            --             --
    Unearned compensation amortized (note A4)                                    --            --            --             --
    Net loss for the period from January 7, 1993 (date of inception)
        through December 31, 1996                                                --            --            --             --
                                                                        -----------  ------------  ------------   ------------

Balance as of December 31, 1996                                                  --            --     5,017,500         50,176

    Accrued interest contributed to capital by officer                           --            --            --             --
    Unearned compensation grant                                                  --            --            --             --
    Unearned compensation amortization                                           --            --            --             --
    Unearned compensation reversal related to employee terminations              --            --            --             --
    Exercise of stock options                                                    --            --        23,867            238
    Sales of common stock in February and March 1997 at $3.00 per
        share, less offering costs of $1,039,668                                 --            --     2,420,000         24,200
    Issuance of warrants on March 24, 1997 to purchase 25,000 shares
        of common stock at $3.00 per share                                       --            --            --             --
    Net loss for the year ended December 31, 1997                                --            --            --             --
                                                                        -----------  ------------  ------------   ------------

Balance as of December 31, 1997                                                  --            --     7,461,367         74,614

    Unearned compensation grant                                                  --            --            --             --
    Unearned compensation amortization                                           --            --            --             --
    Exercise of stock options and warrants                                       --            --        49,500            495
    Issuance of stock options on April 13, 1998 to purchase 100,000
        shares of common stock at $8.46 per share                                --            --            --             --
    Fair market value of conversion feature on debenture issued
        June 30, 1998 (note F)                                                   --            --            --             --
    Issuance of warrants on June 30, 1998 to purchase 350,000 shares
        of common stock at $7.29 and $7.50 per share (note F)                    --            --            --             --
    Issuance of stock options on April 1, 1998 and September 15,
        1998 to purchase 423,000 shares of common stock at $3.00 to
        $6.42 per share                                                          --            --            --             --
    Net loss for the year ended December 31, 1998                                --            --            --             --
                                                                        -----------  ------------  ------------   ------------

Balance as of December 31, 1998                                                  --            --     7,510,867         75,109

    Sale of stock warrants during September 1999 to purchase 320,000
        shares of common stock at $.84 - $1.00 per share                         --            --            --             --
    Unearned compensation amortization                                           --            --            --             --
    Unearned compensation reversal related to employee termination               --            --            --             --
    Exercise of stock options                                                    --            --        26,000            260
    Compensation element of stock option vesting to consultants                  --            --            --             --
    Issuance of preferred stock during July 1999                             13,125           131            --             --
    Accretion of preferred stock beneficial conversion feature                   --            --            --             --
    Conversion of debentures (note F)                                            --            --    15,869,390         15,694
    Net loss for the year ended December 31, 1999                                --            --            --             --
                                                                        -----------  ------------  ------------   ------------

Balance as of December 31, 1999                                              13,125  $        131     9,106,257   $     91,063
                                                                        ===========  ============  ============   ============

[WIDE TABLE CONTINUED FROM ABOVE]

                                                                                         Deficit
                                                                                       accumulated
                                                                         Additional    during the
                                                                        contributed    development     Unearned
                                                                          capital         stage      compensation       Total
                                                                       ------------   ------------   ------------   ------------
    Sales of common stock January 7, 1993                              $    (22,750)  $     (8,747)  $         --   $          3
    Sale of common stock January 7, 1993 at $.02 per share                   11,500             --             --         25,000
    Contribution of services                                                 11,250             --             --         11,250
    Redemption of director and officers common stock August 4, 1995
        at $0 per share                                                       2,700             --             --             --
    Sale of common stock August 4, 1995 through December 22, 1995 at
        $.17 through $.24 per share                                         262,624             --             --        275,000
    Redemption of common stock August 4, 1995 through December 22,
        1995 at $.22 through $.24 per share                                (265,324)       (29,350)            --       (308,174)
    Issuance of detachable warrants on May 17, 1996, in connection with bridge financing arrangements, valued at $25,000, to
        purchase 100,000 shares of common stock at $1.00 per share           25,000             --             --         25,000
    Sales of common stock during June and July, 1996 at $1.00 per
        share, less offering costs of $124,663                              566,515             --             --        573,497
    Conversion of bridge notes plus accrued interest of $1,841 to
        common stock on June 28, 1996 at $1.00 per share                    178,990             --             --        181,008
    Compensation                                                            125,000             --       (125,000)            --
    Unearned compensation amortized (note A4)                                    --             --         13,000         13,000
    Net loss for the period from January 7, 1993 (date of inception)
        through December 31, 1996                                                --       (951,755)            --       (951,755)
                                                                       ------------   ------------   ------------   ------------

Balance as of December 31, 1996                                             895,505       (989,852)      (112,000)      (156,171)

    Accrued interest contributed to capital by officer                       10,960             --             --         10,960
    Unearned compensation grant                                             225,400             --       (225,400)            --
    Unearned compensation amortization                                           --             --         62,254         62,254
    Unearned compensation reversal related to employee terminations        (184,191)            --        184,191             --
    Exercise of stock options                                                70,384             --             --         70,622
    Sales of common stock in February and March 1997 at $3.00 per
        share, less offering costs of $1,039,668                          6,196,132             --             --      6,220,332
    Issuance of warrants on March 24, 1997 to purchase 25,000 shares
        of common stock at $3.00 per share                                   27,500             --             --         27,500
    Net loss for the year ended December 31, 1997                                --     (2,593,814)            --     (2,593,814)
                                                                       ------------   ------------   ------------   ------------

Balance as of December 31, 1997                                           7,241,690     (3,583,666)       (90,955)     3,641,683

    Unearned compensation grant                                              58,520             --        (58,520)            --
    Unearned compensation amortization                                           --             --         92,585         92,585
    Exercise of stock options and warrants                                  112,775             --             --        113,270
    Issuance of stock options on April 13, 1998 to purchase 100,000
        shares of common stock at $8.46 per share                           352,650             --             --        352,650
    Fair market value of conversion feature on debenture issued
        June 30, 1998 (note F)                                              525,000             --             --        525,000
    Issuance of warrants on June 30, 1998 to purchase 350,000 shares
        of common stock at $7.29 and $7.50 per share (note F)               432,000             --             --        432,000
    Issuance of stock options on April 1, 1998 and September 15,
        1998 to purchase 423,000 shares of common stock at $3.00 to
        $6.42 per share                                                     237,500             --             --        237,500
    Net loss for the year ended December 31, 1998                                --     (5,951,302)            --     (5,951,302)
                                                                       ------------   ------------   ------------   ------------

Balance as of December 31, 1998                                           8,960,135     (9,534,968)       (56,890)      (556,614)

    Sale of stock warrants during September 1999 to purchase 320,000
        shares of common stock at $.84 - $1.00 per share                     80,000             --             --         80,000
    Unearned compensation amortization                                           --             --         13,970         13,970
    Unearned compensation reversal related to employee termination          (42,920)            --         42,920             --
    Exercise of stock options                                                28,240                                       28,500
    Compensation element of stock option vesting to consultants              36,100             --             --         36,100
    Issuance of preferred stock during July 1999                            800,408             --             --        800,539
    Accretion of preferred stock beneficial conversion feature              285,000       (285,000)            --             --
    Conversion of debentures (note F)                                     1,326,306             --             --      1,342,000
    Net loss for the year ended December 31, 1999                                --     (3,428,357)            --     (3,428,357)
                                                                       ------------   ------------   ------------   ------------

Balance as of December 31, 1999                                        $ 11,473,269   $(13,248,325)  $         --   $ (1,683,862)
                                                                       ============   ============   ============   ============

         The accompanying notes are an integral part of this statement.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                    STATEMENTS OF CASH FLOWS (Notes A and L)

                                                                                                                      January 7,
                                                                                                                    1993 (date of
                                                                                                                      inception)
                                                                                Years ended December 31,               through
                                                                       ------------------------------------------    December 31,
                                                                           1997           1998           1999           1999
                                                                       ------------   ------------   ------------   -------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
     Net loss                                                          $ (2,593,814)  $ (5,951,302)  $ (3,428,357)  $(12,925,228)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation (note A4)                                              41,370         59,901         58,650        163,656
         Amortization (note A4)
              Unearned compensation                                          62,254         92,585         13,970        181,809
              Deferred financing costs (note F)                                  --         80,400        288,543        373,110
              The intrinsic value of the beneficial conversion
                  feature of the convertible debenture (note F)                  --        400,376        124,624        525,000
         Allowance for doubtful receivables                                  99,000         59,000       (158,000)            --
         Write-down of inventory (note A11)                                      --        600,000        283,515        883,515
         Write-down of deferred financing costs                                  --             --        132,977        132,977
         Gain on sale of Inter-Con/PC, Inc. stock (notes A5 and D)               --             --       (190,000)      (190,000)
         Revenues realized due to offset of billings against a
           stock repurchase                                                      --             --             --       (170,174)
         Acquired research and development (note K)                              --             --             --        117,000
         Options and warrants issued for services and other                  27,500        722,150         36,100        785,750
         Other                                                               21,593             --             --         34,684
         Change in assets and liabilities:
              Accounts receivable                                          (155,770)       (46,932)       189,371        (13,331)
              Inventories                                                  (358,698)      (545,360)        94,272       (916,015)
              Prepaid expenses                                             (100,273)       (11,115)        78,755        (43,120)
              Accounts payable                                               69,434         (7,809)        60,156        341,035
              Accrued liabilities                                           234,103         (8,920)       215,394        452,757
                                                                       ------------   ------------   ------------   ------------
                                                                            (59,487)     1,394,276      1,228,327      2,658,653
                                                                       ------------   ------------   ------------   ------------

                  Net cash used in operating activities                  (2,653,301)    (4,557,026)    (2,200,030)   (10,266,575)

Cash flows from investing activities
     Capital expenditures                                                  (163,400)       (31,404)        (2,438)      (242,913)
     Security deposits                                                       (8,101)            --         (9,035)       (22,019)
     Proceeds from sale of Inter-Con/PC, Inc. stock                              --             --        190,000        190,000
     Patents and trademarks                                                      --             --             --         (4,534)
                                                                       ------------   ------------   ------------   ------------

                  Net cash provided by (used in) investing activities      (171,501)       (31,404)       178,527        (79,466)

Cash flows from financing activities
     Net borrowings under short-term borrowing agreements                  (330,000)            --        150,000         33,000
     Issuance of convertible bridge notes                                        --             --             --        175,000
     Issuance of convertible debentures                                          --      1,775,000             --      1,775,000
     Issuance of warrants and convertible debentures discount                    --        725,000        134,000        884,000
     Deferred financing costs                                                    --       (312,977)            --       (312,977)
     Exercise of stock options and warrants                                  49,029        113,270         28,500        190,799
     Sales of common and preferred stock                                  6,368,393             --        746,539      7,840,371
     Redemption of common stock                                                  --             --             --       (138,000)
                                                                       ------------   ------------   ------------   ------------

                  Net cash provided by financing activities               6,087,422      2,300,293      1,059,039     10,447,193
                                                                       ------------   ------------   ------------   ------------

                  NET INCREASE (DECREASE) IN CASH                         3,262,620     (2,288,137)      (962,464)       101,152

Cash and cash equivalents, beginning of period                               89,133      3,351,753      1,063,616             --
                                                                       ------------   ------------   ------------   ------------

Cash and cash equivalents, end of period                               $  3,351,753   $  1,063,616   $    101,152   $    101,152
                                                                       ============   ============   ============   ============


        The accompanying notes are an integral part of these statements.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1997, 1998 and 1999


NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business and Background

         SAC Technologies, Inc. was incorporated in Minnesota in January 1993. The Company is a development stage enterprise that conducts its operations from Minneapolis, Minnesota and Las Vegas, Nevada.

         Historically, the Company's goal was to develop automated fingerprint identification products which were portable, easily integrated with existing applications and affordable for mass commercialization and distribution through original equipment manufacturers (OEMs), distributors and to a lesser degree, system integrators in the computer network, general access control and other markets.

         The Company is evaluating various strategies including a restructuring which, if completed, would result in material changes to the current Board of Directors and executive management. The above could result in a material change in strategic direction and could result in certain termination costs. It also could have a material effect on the future financing needs of the Company. No assurance can be given that the above business plan or restructuring will be completed, or if completed, successful and not dilutive to stockholders.


         Basis of Presentation

         Broad commercial acceptance of the Company's technology is critical to the Company's success and ability to generate revenues. The Company has had limited revenues to date, principally to affiliates of the Company (see notes B and K), and has accumulated losses since inception of $12,925,228, of which $3,428,357 were incurred during 1999. The Company believes operating losses will continue. As of December 31, 1999 there was a $742,729 deficit in working capital and a deficit in stockholders' equity (deficit) of $1,683,862; the Company was past due in repayment of most accounts payable; it has had to significantly reduce its workforce; and it was subject to late filing penalties for not timely filing a registration statement for their July 1999 private placement of preferred stock (note H). The Company believes its existing cash will only last through the mid-second quarter of 2000 and will not be adequate to fund expansion and distribution of any marketing strategy. The Company has also been delisted from NASDAQ.

         Since December 31, 1999, the Company has raised an additional $675,000 from The Shaar Fund, Ltd. (Shaar Fund) the Company's principle institutional investor, in the form of Series A 9% Convertible Preferred Stock. After a 33% discount ($225,000), repayment of a $150,000 note from the Shaar Fund that was outstanding as of December 31, 1999, repayment of an additional $100,000 note from the Shaar Fund issued subsequent to year-end, and after payment of certain other costs, the net proceeds received were $150,000 (see note N). The Company is also in discussions to raise an additional $1.25 million of equity financing.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1997, 1998 and 1999


NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         Basic of Presentation - continued

         The Company is in need of substantial additional capital. No assurance can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained to meet its needs, or that such financing would not be dilutive to existing stockholders.

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The matters described in the preceding paragraphs raise substantial doubt about the Company's ability to continue as a going concern. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company advancing beyond the development stage, which in turn is dependent upon the Company's ability to obtain additional financing, meet its financing requirements on a continuing basis, and succeed in its future operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

         Summary of Significant Accounting Policies

         A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

         1. Revenue Recognition

         Revenue from software licensing is recognized in accordance with Statement of Position 97-2, Software Revenue Recognition. Revenue from software licensing is recognized when delivery of the software has occurred, a signed non-cancelable license agreement has been received from the customer and any remaining obligations under the license agreement are insignificant and collection is considered probable.

         Revenue from product sales and services is recognized when a product is shipped or the services are provided, the sales price is fixed, and when collection is considered probable.

         2. Cash and Cash Equivalents

         The Company includes as cash equivalents certificates of deposit and all other liquid investments with a maturity of three months or less, when purchased.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1997, 1998 and 1999


NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

         Deferred finance costs are amortized using the straight-line method over the three year life of the convertible debentures. Any unamortized amounts at conversion of the convertible debentures are amortized in proportion to the extent of the convertible debentures converted.

         Unearned compensation related to stock options is amortized to expense over the vesting period of the stock options. Forfeitures of nonvested options are recognized as a reduction of additional contributed capital during the period the forfeiture occurs.

         5. Other Assets

         The Company's investment in the common stock of Inter-Con/PC, Inc. is accounted for at cost plus equity in undistributed earnings (loss) since the date of acquisition as of December 31, 1997 and 1998. This investment was sold in 1999. See note D for further information.

         6. Advertising Expense

         The Company expenses the costs of advertising as incurred. Advertising expenses for the years ended December 31, 1997, 1998, 1999, and the period January 7, 1993 (date of inception) through December 31, 1999 were $362, $144,672, $63,063 and $208,212, respectively.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1997, 1998 and 1999

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         7. Research and Development Expenditures

         All costs related to development of new products are charged to expense as incurred. Such costs are required to be expensed until technological feasibility and proven marketability of the product are established. There have been no costs capitalized post-technological feasibility. Research and development expenditures for the years ended December 31, 1997, 1998, 1999, and the period January 7, 1993 (date of inception) through December 31, 1999 were approximately $563,000, $1,570,000, $227,000 and $3,092,000, respectively.

         8. Loss per Common Share

         Loss per common share is computed pursuant to Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the number of weighted average common shares outstanding. Diluted loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average common shares, and when dilutive, the dilutive effect of options, warrants and other convertible instruments outstanding are included using the treasury stock method. There was no difference between basic and dilutive loss per share for all periods presented as the impact would have been antidilutive.

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

         10. Accounting for Stock Based Compensation

         As permitted under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company accounts for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25). The Company provides pro forma disclosures of net loss and loss per share as if the fair value basis method prescribed in SFAS 123 had been applied in measuring compensation expense (see note H).

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

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1997, 1998 and 1999


NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

         The Company's financial statements are based on a number of estimates, including a $600,000 and $283,515 write-down of inventories to estimated net realizable value during 1998 and 1999, respectively. It is reasonably possible that such estimates could materially change in forthcoming years. Significant estimates were also recorded for the estimated fair values of the conversion features of a convertible debenture and preferred stock instrument issued during 1998 and 1999 (see notes F and H), and the estimated fair values of various stock options and warrants granted (see notes F and H).

NOTE B - CONCENTRATIONS

         The Company sells its products principally to entities operating in the security industry. Significant concentrations follow:

                                                                                                      January 7,
                                                                                                    1993 (date of
                                                                                                     inception)
                                                                       December 31,                   through
                                                         ---------------------------------------    December 31,
                                                            1997          1998           1999           1999
                                                         ----------    ----------     ----------    -------------
         Percentage of total revenues during the year

              ATM (an affiliate)                                 --%           64%            --%        19%
              Jasper (an affiliate)                              26            14              6         45
              Inter-Con/PC (an affiliate)                        38            --             --         16
              Company A                                          --            --             63          7

         Outstanding accounts receivable, before
              allowances

              ATM                                        $       --    $   37,665     $       --        N/A
              Jasper                                        155,770       135,958             --        N/A
              Inter-Con/PC                                       --            --             --        N/A
              Company A                                          --            --         62,500        N/A

         During the years ended December 31, 1997, 1998 and 1999, the Company recorded provisions for uncollectible accounts of $99,000, $73,125 and 62,500, respectively, related to the above.

         The Company maintains its cash balances in a financial institution in Nevada. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000.

         See note K for additional related party transactions.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1997, 1998 and 1999


NOTE C - EQUIPMENT AND FURNITURE AND FIXTURES

                                                                             December 31,
                                                                       ------------------------
                                                                          1998          1999
                                                                       ----------    ----------
           Equipment                                                   $  205,118    $  207,556
           Furniture and fixtures                                          35,357        35,357
                                                                       ----------    ----------
                                                                          240,475       242,913
           Less accumulated depreciation                                  105,006       163,656
                                                                       ----------    ----------

                                                                       $  135,469    $   79,257
                                                                       ==========    ==========

NOTE D - OTHER ASSETS

                                                                             December 31,
                                                                       ------------------------
                                                                          1998          1999
                                                                       ----------    ----------
           Security deposits                                           $   12,984    $   22,019
           Patents pending (note A4)                                        4,534         4,534
           Deferred finance costs, less accumulated amortization of
               $46,800 and $215,189, respectively (notes A4 and F)        233,200        64,811
           Deferred offering costs                                        132,977            --
           Investment in affiliate (note A5 and see below)                     --            --
                                                                       ----------    ----------

                                                                       $  383,695    $   91,364
                                                                       ==========    ==========

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

         During 1999 the Company sold its investment in Inter-Con for $190,000 to a former director of the Company. The resulting $190,000 gain has been reflected in other income in the statement of operations during the year ended December 31, 1999 and the period January 7, 1993 (date of inception) through December 31, 1999.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1997, 1998 and 1999



NOTE E - ACCRUED LIABILITIES

                                                                             December 31,
                                                                       ------------------------
                                                                          1998          1999
                                                                       ----------    ----------
                    Compensation                                       $  106,241    $  136,044
                    Interest                                               62,500       151,430
                    Accrued late filing fees (note H)                          --       132,500
                    Deferred revenues                                      27,665            --
                    Other                                                  29,997        21,823
                                                                       ----------    ----------

                                                                       $  226,403    $  441,797
                                                                       ==========    ==========

         Included in accrued compensation as of December 31, 1998 and 1999 is $92,574 and $56,000 relating to severance agreements and termination costs payable through July 31, 2000.

NOTE F - CONVERTIBLE DEBENTURES

         On June 30, 1998, the Company sold to Shaar Fund, Ltd., an international investment fund, $2,500,000 of 5% (effective rate of 16%) convertible debentures due June 30, 2001, and detachable warrants. The debentures are convertible into shares of the Company's common stock at the lesser of (a) $7.15 (110% of the closing bid price of the common stock on June 29, 1998), or (b) the average closing bid price for a five-day period ending the day prior to the notice of conversion subject to a 22% discount factor (Conversion Price). The convertible debentures are redeemable at the option of the Company under certain circumstances. Interest is payable quarterly in arrears, and at the option of the Company, is payable in kind through the issuance of additional shares of the Company's common stock at the Conversion Price.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1997, 1998 and 1999


NOTE F - CONVERTIBLE DEBENTURES - CONTINUED

         The convertible debenture agreement contains certain dilution and conversion price adjustment provisions if certain events occur. In the event of repayment, the Company is subject to certain repayment costs of up to 24% of the principal amount repaid. In addition, the Company is required to meet certain covenants.

         The $525,000 estimated fair value of the debenture conversion feature has been reflected as a discount to the 5% convertible debentures issued and was amortized as additional interest expense principally through February 26, 1999, the date the debenture holder was able to convert their debenture at the maximum 22% discount discussed above.

         The estimated fair market value of the debenture conversion feature was calculated by applying the maximum 22% discount rate over the maximum discount period of 240 days. A 7% discount rate was then applied to calculate the net present value of the conversion feature of $525,000. The estimated fair market value of the above warrants were calculated by using three different valuation models (the Black-Scholes and Shelton models, and a comparative market approach), each of which assumes the warrants are freely traded in the marketplace. Since the warrants issued are not freely traded in the marketplace, a 33% discount was applied to the freely traded value. The Company utilized an outside independent appraiser to determine the valuation.

         In connection with the convertible debentures, the Company also granted the Shaar Fund, Ltd. a warrant to purchase 100,000 shares of common stock. The $200,000 estimated fair market value of the warrant has been reflected as a discount to the 5% convertible debentures issued and will be amortized as additional interest expense over the term of the debentures. In connection with this transaction, a warrant to purchase 200,000 shares of common stock was also issued to Tuschner & Company, Inc. (TCI), underwriter for the Company's initial public offering, as part of an agreement in which TCI agreed to waive all future rights of first refusal to sell the Company's securities; the right to 66,000 of such shares vested immediately and the right to 134,000 of such shares will vest upon the successful completion of a public offering. The $132,000 estimated fair market value of the portion of the warrant which vested immediately was reflected as a component of selling, general and administrative expenses for the year ended December 31, 1998. The $268,000 estimated fair market value of the remaining portion of the warrant which did not vest immediately may be offset against proceeds from a future public offering, if one occurs. For accounting purposes, the Company has not reflected this amount as a deferred finance cost with a corresponding increase to stockholders' equity as it believes it is more appropriate to offset such amounts against proceeds of a public offering, since such an offering is not assured. See note G for an additional commitment made to TCI.

         During 1999, the holder of the Debenture converted $1,342,000 of principal amount into an aggregate of 1,569,390 shares of common stock. Additionally, during February 2000, $300,000 of principal was converted into 445,633 shares of common stock.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1997, 1998 and 1999


NOTE G - COMMITMENTS AND CONTINGENCIES

         Lease Agreements

         The Company operates from leased facilities under non-cancelable operating leases that expire during August 2004 for its Minnesota location and March 2001 for its Nevada location. The Company pays for property taxes, maintenance, insurance, and other occupancy expense applicable to the leased premises.

         Minimum rental commitments of non-cancelable operating leases are approximately as follows:

                Year ending December 31,
                ------------------------
                    2000                                                         $   54,000
                    2001                                                             41,000
                    2002                                                             40,000
                    2003                                                             42,000
                    2004                                                             29,000
                                                                                 ----------

                                                                                 $  206,000
                                                                                 ==========
         Rental expense was as follows:

                Year ended December 31,
                -----------------------
                    1997                                                         $   84,631
                    1998                                                             80,276
                    1999                                                            123,810
                January 7, 1993 (date of inception) through December 31, 1999       330,382

         License Fees

         See note K for information regarding the licensing/royalty agreement with Jasper.

         Employment Agreements

         The Company has employment agreements with four individuals. The employment agreements contain non-compete clauses that prohibit the employees from being employed by a competitor of the Company. The non-compete clause is in effect for two years for voluntary terminations and three years for terminations with cause. In the event of "constructive termination," as defined, the agreements provide each employee with up to two years of salary. During 1999, one of the individuals resigned. As of December 31, 1999, the aggregate commitment for the three remaining individuals approximates $591,000.

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

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1997, 1998 and 1999


NOTE G - COMMITMENTS AND CONTINGENCIES - CONTINUED

         Lawsuit

         During 1999, a former licensor of technology to the Company filed a lawsuit in which it seeks $100,000 in damages for breech of contract. The Company has filed a counter-suit seeking damages in excess of $50,000. Management intends to vigorously defend itself in this matter and believes the resolution of this matter will no result in any significant expense to the Company. The Company is subject to certain other threatened lawsuits or other claims arising out of the conduct of its business. In the opinion of management, such matters are without merit or are of such a kind or involve such amounts that they would not have a material effect on the financial position or results of operations of the Company.

         Other

         During September 1999 the Company entered into a consulting agreement with a firm for investor relations through September 2001. The agreement may be terminated with 60 days notice. The agreement provides for cash compensation of $3,000 per month. In connection with the agreement, an option for 400,000 shares of common stock, exercisable at $1.00 per share, was granted. The option vests at 16,670 shares for each month the contract remains in effect, and it expires August 31, 2002.

         Effective November 15, 1999, the Company entered into a consulting agreement with an individual to provide certain senior management services. The agreement provides for cash compensation of $15,000 per month and options to purchase 40,000 shares of common stock per month, for each month the agreement is in effect. The options are exercisable at the fair value of common stock at the date of grant for five years. The option agreement requires the Company to register such options at the Company's next registration filing, if any.

         The consulting contract expired February 14, 2000 and the Company has been renewing it on a bi-weekly basis. The current contract expires March 31, 2000. Through December 31, 1999, options to purchase 40,000 shares of common stock have been issued and are exercisable at $.50 per share, and since year-end, options for 120,000 shares have been issued.

         During January 2000, the Company granted an option to purchase 100,000 shares of common stock to a consultant expiring in five years, to complete a business plan for the Company. The option fully vests and is exercisable at the stock price on the date of the successful completion and acceptance of the business plan.

         Pursuant to Emerging Issues Task Force (EITF) 96-18, the Company will record the estimated fair value of the above options as they vest, as additional compensation to the consultants. During 1999, the Company reflected $36,100 of compensation expense related to the above options, due to 89,010 shares of common stock vesting under the options.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1997, 1998 and 1999


NOTE H - STOCKHOLDERS' EQUITY

         Series A 9% Convertible Preferred Stock

         On July 9, 1999, the Company completed a private placement of $1,312,500 of its Series A 9% Convertible Preferred Stock (Preferred Stock) and a 5-year warrant to purchase 131,250 shares of Common Stock exercisable at $1.196 per share with the Shaar Fund, Ltd. The warrants have piggyback registration rights. The Company received net proceeds of $700,539 after giving effect to a 33% discount ($437,500) to the face amount of the preferred stock, and offering costs of $74,461 and repayment of a $100,000 note to the Shaar Fund, Ltd.

         The preferred shares are immediately convertible into shares of common stock at a conversion price equal to the lesser of (a) $1.196 (110% of the closing bid price of the Company's common stock on July 8, 1999) or
         (b) a 22% discount to the average closing bid prices of the Company's common stock during the five trading days prior to conversion (the Conversion Price). The Conversion Price is subject to adjustment in the event that the Company issues any additional common stock options, warrants or other convertible securities (including securities in a stock merger transaction) without consideration, or for consideration per share less than the effective conversion price in effect on the date of issuance, as defined.

         The preferred shares provide for a 9% cumulative dividend payable semi-annually on June 15 and December 15. At the option of the Company, the dividends are payable in cash if an election is made by the Board of Directors within ten days of the semi-annual dividend dates, else they are payable in kind through the issuance of additional shares of the Company's common stock at the Conversion Price. All declared but unpaid dividends bear interest at 9%. As of December 31, 1999, cumulative undeclared dividends were $56,600.

         The preferred shares are redeemable, in whole or in part, at the option of the Company at 100% of face value ($100 per share) assuming the Company has met certain conditions. The holders of the Preferred Stock have no voting rights. The Company is required to reserve shares of common stock sufficient to yield two-hundred percent of the number of shares of common stock issuable upon conversion of the preferred stock to also cover related dividends and outstanding warrants to the Shaar Fund, Ltd. (see below). Also, the Company granted the Shaar Fund, Ltd. a right of first refusal to participate in all or any part of future sales of common stock on the same terms as offered in such sale. Additionally, the Company is required to maintain it's eligibility for quotation and trading on the OTC Electronic Bulletin Board, a national securities exchange, or the NASDAQ Stock Market, and to file all required reports with the Securities and Exchange Commission.

         The Company was obligated to file a registration statement with the SEC covering the resale of the shares of common stock issuable upon conversion of the preferred shares or the exercise of the warrant no later than September 7, 1999 and have such registration statement declared effective by December 6, 1999. As of the date of this report the Company has not filed the registration statement and is subject to late filing penalties of approximately $132,500 as of December 31, 1999. Such penalties increase by 3% of the outstanding face amount of the Preferred Stock (approximately $39,000) per month thereafter. However, the Shaar Fund, Ltd. has waived this event of non-compliance so long as the Company files a registration statement covering the above securities and $675,000 of Series A 9% Convertible Preferred Stock ($675,000 Series A) issued subsequent to year-end (see note N) within seventy-five days of issuance of the $675,000 Series A with an effective date no later than one hundred and fifty days after issuance of the $675,000 Series A. The $132,500 of penalties as of December 31, 1999 have been reflected in selling, general and administrative expenses for the year ended December 31, 1999. If the Company files a registration statement and it is effective within the time frame above, any accrued penalties will be reversed into income upon effective registration of the above described securities.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1997, 1998 and 1999


NOTE H - STOCKHOLDERS' EQUITY - CONTINUED

         Series A 9% Convertible Preferred Stock - Continued

         In accordance with ETIF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversions, the Company has determined the embedded beneficial conversion feature associated with the convertible preferred stock instrument and the fair market value of the detachable warrant are $285,000 and $54,000, respectively. The estimated fair market value of the warrant was calculated by using the Black-Scholes model, which assumes the warrants are freely traded in the marketplace. Since the warrants are not freely tradable in the marketplace, a 40% discount was applied to the freely traded value.

         Accordingly, the embedded beneficial conversation feature and the detachable warrants reduced the assigned value of the preferred stock to $461,539. However, the $285,000 beneficial conversion feature is analogous to a dividend to the preferred stockholders and was recognized as a return to preferred stockholders since the preferred stock is immediately convertible into common stock. The offset to the dividend was an increase in the value assigned to the preferred stock bringing the total value assigned to $746,539.

         1996 Stock Option Plan

         During May 1996, the Board of Directors and stockholders of the Company adopted the 1996 Stock Option Plan (the 1996 Plan). Under the Plan, 750,000 shares of common stock may be issued to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 100% of fair market value for incentive stock options and 85% for all others. Pursuant to the Plan, the term of incentive stock options and nonstatutory stock options granted may not exceed ten years. Options issued under the Plan vest pursuant to the terms of stock option agreements with the recipients. The Plan terminates in May 2006.

         1999 Stock Option Plan

         During August 1999, the Board of Directors of the Company adopted the 1999 Stock Option Plan (the 1999 Plan). The plan was not presented to stockholders for approval and thus incentive stock options are not available under the plan. Under the Plan, 2,000,000 shares of common stock may be issued to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 85% of fair market value. Pursuant to the Plan, the term of nonstatutory stock options granted may not exceed ten years. Options issued under the Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined, all options outstanding vest immediately and are exercisable for their remaining terms. The Plan terminates in August 2009.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1997, 1998 and 1999


NOTE H - STOCKHOLDERS' EQUITY - CONTINUED

         Other 1996 and 1999 Plan Information

         Pursuant to the 1996 and 1999 Plans, each non-employee director may receive options to purchase 50,000 shares of common stock which will vest 20% annually for five years. Five years after the initial grant of an option to a non-employee director, and every fifth year thereafter, non-employee directors who remain on the Board shall automatically be granted additional options to purchase 50,000 shares of common stock which shall vest 20% each year over a period of five years. All options granted to non-employee directors shall have an exercise price equal to 100% of the fair market value of the Company's common stock. Additionally, in the event of a change in control, as defined (including if incumbent directors, as defined, cease to constitute a majority of the Board of Directors), all options outstanding vest immediately and are exercisable for their remaining terms.

         Non-Plan Stock Options

         From time to time the Company grants options outside of the Plans. As of December 31, 1999 there were non-plan options outstanding to acquire 1,038,000 shares.

         Summary Option Information

         The following table summarizes option activity:

                                                         Number of shares                                         Weighted
                                       ------------------------------------------------------      Range of       average
                                          1996           1999          Non-                        exercise       exercise
                                          plan           plan          Plan           Total         prices         price
                                       ----------     ----------    ----------     ----------     ----------     ----------
         Balance, December 31, 1996       346,000             --            --        346,000     $1.00- 1.13    $     1.12

              Granted                     458,166             --            --        458,166      3.21-10.75          5.09
              Exercised                   (25,000)            --            --        (25,000)     1.00- 4.43          2.49
              Expired or canceled        (328,000)            --            --       (328,000)     1.12- 4.43          3.12
                                       ----------     ----------    ----------     ----------

         Balance, December 31, 1997       451,166             --            --        451,166      1.00-10.75          3.63

              Granted                     150,500             --       523,000        673,500      3.00-10.75          4.62
              Exercised                   (42,000)            --            --        (42,000)     1.13- 3.22          2.52
              Expired or canceled         (85,332)            --       (25,000)      (110,332)     1.13-10.75          9.18
                                       ----------     ----------    ----------     ----------

         Balance, December 31, 1998       474,334             --       498,000        972,334      1.00-10.75          3.74

              Granted                     300,000        885,548       540,000      1,725,548       .88- 1.00           .92
              Exercised                   (26,000)            --            --        (26,000)     1.00- 1.13          1.10
              Expired or canceled        (278,009)            --            --       (278,009)     1.13-10.75          3.74
                                       ----------     ----------    ----------     ----------

         Balance, December 31, 1999       470,325        885,548     1,038,000      2,393,873                          1.73
                                       ==========     ==========    ==========     ==========

         Available for grant,
              December 31, 1999           186,675      1,114,452            --      1,301,127
                                       ==========     ==========    ==========     ==========

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1997, 1998 and 1999


NOTE H - STOCKHOLDERS' EQUITY - CONTINUED

         Summary Option Information - Continued

         The weighted average fair values of options granted to employees and directors during the years ended December 31, 1997, 1998 and 1999 were $6.37, $4.99 and $.84 per share, respectively.

         Additional information regarding all options outstanding as of December 31, 1999 follows:

                                                          Weighted
                                              Weighted     average                      Weighted
                                              average     remaining                     average
                Range of        Number of     exercise       life          Number       exercise
             exercise prices     options       price      (in years)    exercisable      price
             ---------------    ---------    ---------    ----------    -----------    ---------
               $  .50- 1.13      1,801,548    $     .92        4.83        544,565     $     .91
                 3.00- 4.44        461,000         3.19        4.28        413,840          3.11
                 6.42- 8.56        130,200         7.66        5.61        115,200          7.83
                      10.75          1,125        10.75         .25          1,125         10.75

         During 1997 and 1998, options for 360,000 and 40,000 shares, respectively were granted to employees at per share exercise prices less than the fair market value of the common stock at the date of issuance. The difference between the option exercise price and estimated fair value of common stock at the date of grant for these options was $225,400 and $58,520, respectively and has been reflected as unearned compensation in the Company's financial statements, to be recognized as expense over the vesting terms of the related stock option agreements. In connection with certain employee terminations, $184,191 and $42,920 of unearned compensation was reversed during 1997 and 1999, respectively, with no resulting impact to the statement of operations.

         During 1997, 1998 and 1999, options for 0, 523,000 and 540,000 shares, respectively were granted to consultants and strategic partners. The estimated fair value of the options which vested during each year were $0, $428,025 and $147,875, respectively.

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

                        December 31, 1997, 1998 and 1999


NOTE H - STOCKHOLDERS' EQUITY - CONTINUED

         If the Company would have accounted for its employee and director stock option grants pursuant to the fair value method prescribed by SFAS 123, the Company's net loss and net loss per share for the periods ended December 31, would have been as follows:

                                                                                                  January 7,
                                                                                                1993 (date of
                                                                                                  inception)
                                                        Years ended December 31,                   through
                                             ----------------------------------------------      December 31,
                                                 1997             1998            1999               1999
                                             ------------     ------------     ------------     ------------
         Net loss
              As reported                    $ (2,593,814)    $ (5,951,302)    $ (3,428,357)    $(12,925,228)
              Proforma                         (2,625,814)      (6,120,302)      (3,760,357)     (13,477,228)

         Net loss applicable to
          common stockholders
              As reported                      (2,593,814)      (5,951,302)      (3,769,957)     (13,266,828)
              Proforma                         (2,625,814)      (6,120,302)      (4,101,957)     (13,818,828)

         Basic and  diluted  net loss per
          common share applicable to
          common stockholders
              As reported                            (.37)            (.79)            (.45)           (2.27)
              Proforma                               (.37)            (.82)            (.49)           (2.36)

         The assumptions utilized to determine the fair value of each option grant is estimated on the date of grant using the following weighted average assumptions:

                                                              1997            1998            1999
                                                            --------        --------        --------
           Risk free interest rate                            6.25%           4.70%           6.30%
           Expected life of options (in years)                4.00            4.00            4.00
           Expected dividends                                   --              --              --
           Volatility of stock price                            93%            133%            187%

         The effects of applying SFAS 123 for proforma disclosures for 1997, 1998 and 1999 are not likely to be representative of the effects on reported net loss and net loss per share for future years, because options vest over several years and additional awards generally are made each year.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1997, 1998 and 1999


NOTE H - STOCKHOLDERS' EQUITY - CONTINUED

         Warrants

         Warrant activity is summarized as follows:

                                                                                        Exercisable at
                                                           Price per       Expiration    December 31,
                                          Outstanding        share            date           1999
                                          -----------     -----------      ----------   --------------
         Balance, December 31, 1996           183,278     $ 1.00-3.00         2001         83,278

             Granted to consultants            25,000            3.00         2004         25,000
             Granted to TCI                    88,938            3.60         2002         88,938
                                           ----------

         Balance, December 31, 1997           297,216

             Granted in connection
                 with financing (see
                 note F)                      150,000            7.29         2003        150,000
             Granted to TCI (see notes
                 F and G)                     200,000            7.50         2005         66,000
             Exercised                         (7,500)           1.00           --             --
                                           ----------

         Balance, December 31, 1998           639,716

             Granted in connection with
                 financing (see note H)       131,250            1.20         2004        131,250
             Sold to outside investors
                 (see below)                  320,000        .84-1.00         2002        320,000
             Expired                          (92,500)      1.00-3.00           --             --
                                           ----------                                  ----------

         Balance, December 31, 1999           998,466                                     864,466
                                           ==========                                  ==========

         Exercised through December 31,
             1999                                                                           7,500
                                                                                       ==========

         The Company sold warrants to purchase 320,000 shares of common stock at $.84 - $1.00 per share for $80,000 to three outside investors. The warrants contain certain anti-dilution provisions, have piggyback registration rights and expire the earlier of:

            *   August 31, 2002, or

            * At the Company's option, it may accelerate the expiration date for all or a portion of the warrants, upon notification to the holder, once the Company's common stock reaches between $3.00 - $3.20 per share, as defined.

         The estimated fair value of the warrants granted during 1997, 1998 and 1999 (excluding the sales of warrants in 1999) was $27,500, $432,000 and $54,000, respectively.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1997, 1998 and 1999


NOTE I - PROFIT SHARING PLAN AND TRUST

         During the year ended December 31, 1999, the Company terminated the SAC Technologies, Inc. 401(k) Profit Sharing Plan and Trust which covered substantially all of its employees. Participants had entered into salary reduction agreements with the Company for a portion of their compensation. The plan authorized the Board of Directors of the Company to annually authorize contributions, out of earnings and profits. There were no contributions made by the Company during 1997, 1998 or 1999.

NOTE J - INCOME TAXES

         Deferred taxes consist of the following:

                                                                    December 31,
                                                     ------------------------------------------
                                                         1997           1998            1999
                                                     -----------    -----------     -----------
         Short-term asset
              Allowances for doubtful receivables    $    40,000    $    62,000     $    24,000
              Accrued compensation                        76,000         35,000          51,000
              Accrued late filing fees                        --             --          51,000
                                                     -----------    -----------     -----------
                                                         116,000         97,000         126,000
              Less valuation allowance                   116,000         97,000         126,000
                                                     -----------    -----------     -----------

                                                     $        --    $        --     $        --
                                                     ===========    ===========     ===========

         Long-term asset
              Depreciation and other                 $        --    $    (4,000)    $    11,000
              Accrued interest                                --             --          58,000
              Revenue recognition                        150,000        141,000              --
              Income tax credits                          20,000         38,000          83,000
              Net operating loss carryforwards         1,158,000      3,390,000       4,660,000
                                                     -----------    -----------     -----------
                                                       1,328,000      3,565,000       4,812,000

              Less valuation allowance                 1,328,000      3,565,000       4,812,000
                                                     -----------    -----------     -----------

                                                     $        --    $        --     $        --
                                                     ===========    ===========     ===========

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1997, 1998 and 1999


NOTE J - INCOME TAXES - CONTINUED

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

         As of December 31, 1999, the Company has federal net operating loss carryforwards of approximately $12,447,000 and Minnesota net operating loss carryforwards of approximately $9,194,000. These operating losses expire between 2008 and 2019. Net operating loss carryforwards available to offset future taxable income may be subject to the limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company.

NOTE K- RELATED PARTY TRANSACTIONS

         Jasper

         BACKGROUND

         Jasper Consulting, Inc. ("Jasper") was a stockholder of the Company from inception through December 1995. Jasper has a cross license agreement with the Company for FIDS technology (see below), and has purchased products and services from the Company over the years. FIDS technology was previously a significant component of the Company's product offerings. The Company has replaced the FIDS technology with internally developed Vector Segment technology. During March 2000, the Company and Jasper signed a letter of intent regarding their continued relationship and clarification of each of the respective party's technology ownership and access to markets (see below).

         Jasper agreed to fund research and development for the Company's products from inception through April 1996 principally in consideration of an assignment of the patent rights to the FIDS technology. However, most of this funding was provided by the Company. Research and development funding after this date was the responsibility of the Company. The Company maintains the patent and the intellectual property rights, if any to non-FIDS technologies.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1997, 1998 and 1999


NOTE K - RELATED PARTY TRANSACTIONS - CONTINUED

         There were no costs incurred pursuant to the development arrangement with Jasper for the years ended December 31, 1997, 1998 and 1999, and such costs were $404,118 for the period January 7, 1993 (date of inception) through December 31, 1999.

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

         * The term of the agreement expires the later of April 2016 or the date of the last patent to expire (as of December 31, 1999 no patents were issued, and none can be assured of being issued).

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1997, 1998 and 1999


NOTE K - RELATED PARTY TRANSACTIONS - CONTINUED

         SUBSEQUENT LETTER OF INTENT

         Effective March 9, 2000, the Company and Jasper signed a letter of intent (LOI). The LOI is subject to the parties entering into a definitive agreement. The LOI expires April 21, 2000. The more significant terms of the LOI include:

         * The Company and Jasper will cancel all indebtedness between the two organizations. As of December 31, 1999, there were no amounts reflected as outstanding in the Company's financial statements.

         * The Company is required to make certain corrections to the FIDS code and provide assistance to Jasper for up to 100 hours at no charge. The Company is to deliver the FIDS source code and related documentation, amongst other documentation.

         * The Company maintains its rights to the VST and Jasper maintains it rights to FIDS and both companies gain access to all markets. The Company intends to offer Jasper the right to use VST on a per-node-use royalty basis. Jasper intends to offer the Company the same regarding FIDS.

         * The Company intends to grant Jasper the right to manufacture SACcat and ID.ME Readers. Additionally, the Company is required to provide Jasper with all documentation in and to the manufacture of the SACcat and ID.ME Readers.

         * Jasper receives a first right of refusal to purchase SACcat Readers at $125 per unit for the remainder of 2000.

         No assurance can be given that a definitive agreement will ever be entered into; that the terms as outlined above will not change, that the Company will outright own VST; that VST will prove to be significant value added component the Company's technology and product offerings; or that the ultimate cost to the Company to execute a definitive agreement will not be prohibitive or dilutive.

         ATM

         Certain brokers of TCI, the Company's former primary market maker, are or were principal stockholders and members of management of Aultimate Technology Marketing (ATM). Effective April 13, 1998, the Company signed a Distribution Agreement with ATM. Terms of the agreement included preferential pricing, and commitments by ATM as a distributor to purchase certain minimum quantities.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1997, 1998 and 1999


NOTE K - RELATED PARTY TRANSACTIONS - CONTINUED

         ATM - Continued

         In connection with the above, ATM granted the Company an option to acquire up to 400,000 shares of its common stock at $.25 per share, exercisable for seven years; and the Company granted ATM an option to purchase 100,000 shares of its common stock at $8.46 per share.

         During December 1998, the Company agreed to license from ATM the rights to certain technology developed by ATM to interface with the Company's product. The Company is to pay 10%, and in certain circumstances 1%, as a royalty to ATM under this license agreement. There were no royalties under this agreement during 1998.

         On January 24, 2000, the Company signed a letter of intent to acquire Aultimate Technology Marketing, Inc. (ATM). The terms of the merger provided for issuance of 410,428 shares of restricted common stock and the issuance of up to an additional 389,572 shares of restricted common stock subject to a one-year earn-out provision. Additionally, if the merger is completed, the option for 100,000 shares of the Company's common stock held by ATM, will be cancelled. Closing of the transaction is subject to several conditions. The target date of completion of the merger is on or before April 27, 2000. No assurances can be given that the merger will be completed as outlined in the original letter of intent or that it will result in significant value to the Company.

         Other

                                                                                              January 7,
                                                                                            1993 (date of
                                                                                             inception)
                                                          Years ended December 31,            through
                                                   --------------------------------------   December 31,
                                                      1997          1998          1999         1999
                                                   ----------    ----------    ----------   ------------
         Revenues recognized from (note B):
              Jasper                               $  211,918    $   54,350    $   10,000    $  629,325
              Inter-Con/PC (note D)                   177,494            --            --       209,494
              ATM                                          --       244,979            --       244,979
         Purchase of optics technology from
              a stockholder                                --            --            --       117,000
         Purchase of component parts from IR&D         35,355       252,077            --       308,866
         Rent, assembly, and computer
              aided design services acquired
              from an affiliate                            --            --            --        77,049
         Equipment purchased from a stockholder            --            --            --         5,000
         Payment for development services and
              other from ATM                               --            --       138,653       138,653

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1997, 1998 and 1999


NOTE K - RELATED PARTY TRANSACTIONS - CONTINUED

         Included in accounts receivable as of December 31, 1998 is $139,420 due from Jasper. Included in accounts receivable as of December 31, 1998 is $37,665 due from ATM, of which $27,665 was reflected as deferred revenues.

         In addition, the Company had transactions with IR & D (a principal stockholder and former director of the Company who was previously an owner and a director of IR & D through August 12, 1998). Accounts receivable from IR & D as of December 31, 1998 was $12,271, which was written off in 1999. Accounts payable to IR & D as of December 31, 1998 was $12,060.

         See notes F and G for transactions with TCI.

NOTE L - SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

                                                                                           January 7,
                                                                                          1993 (date of
                                                                                           inception)
                                                       Years ended December 31,             through
                                                --------------------------------------    December 31,
                                                   1997          1998         1999           1999
                                                ----------    ----------    ----------    ------------
         Cash paid for:
              Interest                          $    3,980    $       --    $       --    $   28,544
              Income taxes                              --            --            --            --

         Noncash Financing Activities:
              Offset deferred offering costs
                  against the proceeds of the
                  initial public offering          148,061            --            --       148,061
              Accrued interest contributed
                  to capital by officer             10,960            --            --        10,960
              Conversion of:
                  Bridge notes into common
                       stock                            --            --            --       179,167
                  Convertible debentures
                       into common stock                --            --     1,342,000     1,342,000
              Common stock repurchases
                  offset by a reduction in
                  amounts billed to Jasper
                  for research and
                  development                           --            --            --       170,174
              Accretion of preferred stock
                  beneficial conversion
                  feature                               --            --       285,000       285,000
              Unearned compensation
                  reversal related to
                  Employee terminations            184,191            --        42,920       227,111

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1997, 1998 and 1999

NOTE M - FAIR VALUES OF FINANCIAL INSTRUMENTS

         The financial statements include various estimated fair value information as of December 31, 1998 and 1999 as required by Financial Accounting Standards Board No.107 ("SFAS 107"). Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in SFAS 107 and does not purport to represent the aggregate net fair value of the Company. All material financial instruments as of December 31, 1998 and 1999 for which it is practicable to estimate the value, approximated fair value because of the short maturity of those instruments.

NOTE N - SUBSEQUENT EVENTS

         Preferred Stock Offering

         On March 17, 2000, the Company completed a private placement of $675,000 of its Preferred Stock and a 5-year warrant to purchase 67,500 shares of Common Stock exercisable at $1.196 per share with the Shaar Fund, Ltd. The warrants have piggyback registration rights. The Company received net proceeds of $150,000 after giving effect to a 33% discount ($225,000) to the face amount of the preferred stock, offering costs of $150,000, repayment of the $150,000 note outstanding to Shaar Fund, Ltd. as of December 31, 1999, and repayment of an additional $100,000 note to the Shaar Fund, Ltd. issued subsequent to year-end.

         The preferred shares are immediately convertible into shares of common stock at a conversion price equal to the lesser of (a) $1.196 (110% of the closing bid price of the Company's common stock on July 8, 1999) or
         (b) a 22% discount to the average closing bid prices of the Company's common stock during the five trading days period prior to conversion (the Conversion Price). See note H for other terms and conditions of the Company's Preferred Stock, including penalties associated with not registering the Preferred Stock.

         In accordance with ETIF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversions the fair market value assigned to the embedded beneficial conversation feature and the detachable warrants will reduce the assigned fair market value of the preferred stock. The beneficial conversion feature is analogous to a dividend to the preferred stockholders and will be recognized during the quarter ended March 31, 2000 as a return to preferred stockholders since the preferred stock can be converted immediately into common stock. The offset to the dividend will be an increase in the value assigned to the preferred stock. The Company has not yet determined the value of the above described beneficial conversion feature or warrants.

         $300,000 Promissory Note

         The Company raised an additional $300,000 in the form of a 10% promissory note due the earlier of June 30, 2000 or completion of a private offering of equity securities resulting in gross proceeds of at least $1,250,000.

         Director Options

         During April 2000 two directors agreed to cancel an aggregate of 407,610 options to purchase shares of common stock which were granted to them during 1999.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1997, 1998 and 1999


NOTE O - QUARTERLY INFORMATION

         During the fourth quarter ended December 31, 1999, the Company recorded $135,000 related to a write-down of inventory to estimated net realizable value. This was reflected in cost of sales. Additionally, $120,000 of previously recognized consulting fees expense was reversed and offset by $91,000 of various additional expenses, the largest being accrued compensation matters of approximately $50,000. The net impact of these two items has been reflected within selling, general and administrative expenses.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following sets forth certain information about each director and executive officer of the Company. The Common Stock ownership of each nominee for director is provided under "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

                                                                            DIRECTOR
NAME                             AGE    POSITIONS HELD                       SINCE
----                             ---    --------------                       -----
Barry M. Wendt                   52     Chief Executive Officer,             1993
                                        Chairman of the Board of Directors

Gary E. Wendt                    58     Chief Financial Officer, Director    1993

Benedict A. Wittig               57     Secretary, Director of Systems       1993
                                        Software, Director

Dr. Lonnie L. Hammargren         61     Director                             1998

Jeffry R. Brown                  50     Director                             1999



         BARRY M. WENDT has served as Chief Executive Officer and Chairman of the Board of Directors of the Company since its inception in 1993. From 1993 to 1994, Mr. Wendt also acted as the part-time and temporary Chief Executive Officer of Esprit Technologies, Inc., a computer manufacturer which produced high speed PCs marketed primarily to government and industry in the Midwestern United States. From 1988 to 1995, Mr. Wendt worked for, and from 1992 to 1995, was the CEO of, The Technology Congress, Ltd., a service bureau which supported primarily Fortune 500 companies in CAD/CAM/CAE laser plotting, scanning, and electrical testing, with an emphasis on photo-tooling for the fabrication industry. The Technology Congress, Ltd. filed for protection under Chapter 11 of the United States Bankruptcy Code in August, 1994 and was ultimately liquidated under Chapter 7 of the Bankruptcy Code in July, 1995. Mr. Wendt received a Bachelor of Science degree in Electronic Engineering from Florida International University, a diploma in RF and Consumer electronic systems from the De Vry Institute of Technology, and an Associate of Science in Electronic Engineering from Gulf Coast

Community College. Mr. Wendt is the brother of Gary E. Wendt, Chief Financial Officer and a Director of the Company.

         GARY E. WENDT has served as the Chief Financial Officer and a Director of the Company since its inception in 1993. Mr. Wendt has primary responsibility for the Company's financial reports and administers accounting operations. From 1993 to 1994, Mr. Wendt was Treasurer and Chief Financial Officer of Esprit Technologies, Inc., a computer manufacturer which produced high speed PCs marketed primarily to government and industry in the Midwestern United States. From 1988 to 1995, he was Secretary-Treasurer and Chief Financial Officer of The Technology Congress, Ltd. which filed for protection under Chapter 11 of the United States Bankruptcy Code in August, 1994 and was ultimately liquidated under Chapter 7 of the Bankruptcy Code in July, 1995. Mr. Wendt attended Metropolitan State University, North Hennepin Community College, and the Academy of Accountancy where he was certified in public accounting. Mr. Wendt is not a Certified Public Accountant. Mr. Wendt is the brother of Barry M. Wendt, Chief Executive Officer and Chairman of the Board of the Company.

         BENEDICT A. WITTIG has served as Director of Systems Software, Secretary and a Director of the Company since its inception in 1993. Mr. Wittig manages all software projects and software development undertaken by the Company. From 1993 to 1994, Mr. Wittig was a Systems Software Manager for Esprit Technologies, Inc., a computer manufacturer which produced high speed PCs and marketed primarily to government and industry in the Midwestern United States. Mr. Wittig received both a Master of Science in Electronic Engineering and a Bachelor of Science in Electronic Engineering from the University of Missouri.

         LONNIE L. HAMMARGREN, M.D. has served as a director of the Company since November 12, 1998. Dr. Hammargren served as the Lieutenant Governor of the State of Nevada from 1994 through 1998 and is currently a physician/surgeon specializing in neurosurgery. His elected offices include the Nevada State Board of Education and the University Board of Regents. Dr. Hammargren is a board certified diplomat of the American Board of Neurological Surgery and is the only neurosurgeon in Nevada to be elected to the Pediatric Section of the American Association of Neurological Surgery. He graduated from the University of Minnesota and holds a Bachelor of Science Degree, Master of Arts, Medical Doctor, Master of Science, Neurosurgery, internship, State University of New York, and neurosurgery residency, Mayo Clinic. Dr. Hammargren has also served in the Vietnam War and was a flight surgeon for astronauts at the NASA Manned Space Craft Center.

         JEFFRY R. BROWN has served as director of the Company since September 1999. Mr. Brown currently serves as managing director for Chancellor Media Group, a division of AmFm Media. From 1995 to 1999, Mr. Brown served as a marketing, promotion and sponsorship consultant for such clients as Signature Sports, Born Information Services and the JC Penney Company. As Senior Vice President Business Development for Gage Marketing Group, LLC between 1992 and 1995, Mr. Brown represented clients such as Proctor and Gamble, Paramount, RJ Reynolds, and Frito Lay.

DIRECTORS' TERMS OF OFFICE

         Each of Messrs. Barry Wendt, Gary Wendt and Benedict Wittig were elected as directors at the Company's 1998 Annual Meeting of Shareholders to hold office for a term of one (1) year until their successors are duly elected and qualified. Each of Dr. Hammargren and Jeffry Brown was appointed by the Board of Directors to fill board vacancies created or to increase the size of the Board to and serve until the next annual meeting of shareholders or until their respective successors are duly elected and qualified.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors and persons who own more than ten percent (10%) of the Company's Common Stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Such officers, directors and ten percent (10%) stockholders are also required by applicable SEC rules to furnish the Company with copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on its review of the copies of such forms received by it, or written representations from such persons that no other reports were required for such persons, the Company believes that during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to the Company's officers, directors and ten percent (10%) stockholders were satisfied in a timely fashion.

ITEM 10. EXECUTIVE COMPENSATION

         The following table provides certain summary information for the fiscal years ended December 31, 19998, 19987 and 1997 concerning executive compensation paid or accrued by the Company to or for the benefit of the Company's executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                                LONG TERM
                                                                               COMPENSATION
                                                   ANNUAL COMPENSATION         ------------
                                                 ----------------------
                                    FISCAL                                       ALL OTHER
NAME AND PRINCIPAL POSITION          YEAR         SALARY         BONUS        COMPENSATION(1)
---------------------------          ----         ------         -----        ---------------
Barry M. Wendt                       1999        $128,440             --          $4,873
Chief Executive Officer              1998         173,442             --           5,530
                                     1997         161,642        $20,000           4,742

Benedict A. Wittig                   1999        $107,147             --          $5,299
Secretary, Director of               1998         143,646             --           5,098
Systems Software                     1997         130,599        $15,000           4,345

Gary E. Wendt                        1999        $100,274             --          $5,299
Chief Financial Officer              1998         113,554             --           5,470
                                     1997          99,753        $15,000           4,688

(1)      Consists of group health insurance premiums and a vehicle allowance.


The following table sets forth for the named executive officer information regarding stock options granted to such such officer during the 1999 fiscal year.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

--------------------------------------------------------------------------------------------
                           Number of        Percent Of
                             Shares       Total Options/
                           Underlying     SARs Granted To     Exercise Or
                          Options/SARs     Employees In       Base Price       Expiration
          Name             Granted(#)       Fiscal Year         ($/Sh)            Date
--------------------------------------------------------------------------------------------
Barry M. Wendt                96,920             9%        $.903             September, 2006
                             121,000            11%        $.875             September, 2006
--------------------------------------------------------------------------------------------
Gary E. Wendt                 76,380             8%        $.903             September, 2006
                              97,000             9%        $.875             September, 2006
--------------------------------------------------------------------------------------------
Benedict A. Wittig            87,690             8%        $.903             September, 2006
                             101,000             9%        $.875             Septmeber, 2006
--------------------------------------------------------------------------------------------

         The following table sets forth for the named executive officer information regarding stock options exercised by such officer during the 1999 fiscal year, together with the number and value of stock options held at 1999 fiscal year-end, each on an aggregated basis.

-----------------------------------------------------------------------------------------------
               Aggregated Option Exercises in the 1999 Fiscal Year
                        and Fiscal Year-End Option Value
-----------------------------------------------------------------------------------------------
                                                                                Value of
                                                            Number of         Unexercised
                                                           Unexercised        In-the-Money
                             Number of                     Options at          Options at
                               Shares                    Fiscal Year-End     Fiscal Year-End
                              Acquired        Value       Exercisable/         Exercisable/
           Name             on Exercise     Realized      Unexercisable      Unexercisable(1)
-----------------------------------------------------------------------------------------------
Barry M. Wendt                    --           --        110,020/108,900(2)         $0/$0
-----------------------------------------------------------------------------------------------
Gary E. Wendt                     --           --         86,080/87,300             $0/$0
-----------------------------------------------------------------------------------------------
Benedict A. Wittig                --           --         97,790/90,900(2)          $0/$0
-----------------------------------------------------------------------------------------------

----------------
(1) As of December 31, 1999, the last sales price of the Company's Common Stock as reported on the OTC Bulletin Board was $.65.

(2) Mr. Barry Wendt and Mr. Benedict Wittig have surrendered these options to the Company for cancellation.

Employment Agreements

         On May 10, 1996, the Company entered into five-year employment agreements with Barry M. Wendt, Chief Executive Officer; Benedict A Wittig, Director of Systems Software; and Gary E. Wendt, Chief Financial Officer. The terms of the employment agreements for each of the above individuals are substantially identical, with differences only as to base salary. The agreements provide for a base salary subject to an annual increase by the Board of Directors and a bonus payable at the discretion of the Board of Directors.

         Each officer may be terminated only for "cause" as that term is defined in the employment agreements. The employment agreements also contain confidentiality obligations and incorporate a Non-Competition Letter. The Non-Competition Letter prohibits each officer from competing with the Company for a period of three (3) years if the Company terminates the employment for cause and a period of two (2) years if such officer voluntarily terminates employment. In the event of a termination without cause, or a "constructive termination", which is defined to include an adverse change in the officer's status or position in the Company, a reduction of the officer's base salary other than for austerity purposes or breach by the Company of any of its other contractual obligations for other than austerity reasons, the officer's non-competition obligations lapse and the officer will receive severance in an amount equal to his base salary for the greater of (i) the number of years or portions thereof remaining between the date of termination and December 31, 2001 and (ii) two (2) years. Except as may be prohibited by law, during the term of the employment agreements, each of the officers are obligated to disclose and assign to the Company all ideas, inventions and business plans developed by each of them in the course of their employment which relate directly or indirectly to the Company's business.

Consulting Agreement

         In November of 1999, the Company entered into an agreement with Bruce
W. Nordin to provide executive management consulting services to the Company, on an interim basis in consideration of monthly payments in the amount of $15,000. The agreement also provides for the Company to issue options to Mr. Nordin on a monthly basis to purchase 40,000 shares of common stock at an exercise price equal to the closing market price of the Company's common stock on the date of grant. As of the date of this report, the Company has issued Mr. Nordin options to purchase 160,000 shares of common stock at exercise prices ranging from $.50 to $1.06 per share. The agreement may be terminated by either party upon written notice.

1996 and 1999 Stock Option Plan Change in Control Provisions

         The Company's 1996 Stock Option Plan (as amended to date, the "1996 Plan") and 1999 Stock Option Plan (the "1999 Plan" and together with the 1996 Plan, the "Plans")) provide for the acceleration of the vesting of unvested options upon a "Change in Control" of the Company. A Change in Control is defined in the Plans to include (i) a sale or transfer of substantially all of the Company's assets; (ii) the dissolution or liquidation of the Company; (iii) a merger or consolidation to which the Company is a party and after which the prior shareholders of the Company hold less than 50% of the combined voting power of the surviving corporation's outstanding securities; (iv) the incumbent directors cease to constitute at least a majority of the Board of Directors; or
(v) a change in control of the Company which would otherwise be reportable under
Section 13 or 15(d) of the Exchange Act.

         In the event of a "Change In Control" both Plans provide for the immediate vesting of all options issued thereunder. The 1999 Plan provides for the Company to deliver written notice to each optionee under the 1999 Plan fifteen (15) days prior to the occurrence of a Change In Control during which all options issued under the 1999 Plan may be exercised. Thereafter, all options issued under the 1999 Plan automatically expire. The 1996 Plan provides for all options to remain exercisable for the remainder of their respective terms and permits the Company to make a cash payment to the any or all optionees in respect of any or all options equal to the difference between the exercise price of such option and the fair market value of the Company's Common Stock immediately prior to the Change In Control.

Director Compensation

         Members of the Board of Directors receive no cash compensation for serving on the Board of Directors. Pursuant to the 1999 Plan, upon appointment, each non-employee director is entitled to receive options to purchase up to 50,000 shares of Common Stock which vest 20% annually over five years. Five years after the initial grant of an option to a non-employee director, and every fifth year thereafter, non-employee directors who remain on the Board of Directors are automatically granted additional options to purchase 50,000 shares of Common Stock which vest 20% annually over five years. All options granted to non-employee directors have an exercise price equal to 100% of the fair market value of a share of the Company's Common Stock on the date of grant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 7, 2000 information with respect to the beneficial ownership of the Company's Common Stock of all persons which the Company, pursuant to filings with the SEC, has reason to believe may be deemed the beneficial owners of more than five percent (5%) of the Company's outstanding Common Stock. Also set forth in the table is the beneficial ownership of all shares of the Company's Common Stock, as of such date, of all officers and directors of the Company, individually and as a group.

                                              AMOUNT AND NATURE
NAME AND ADDRESS OF                             OF BENEFICIAL      PERCENTAGE
BENEFICIAL OWNER                                 OWNERSHIP(1)       OF CLASS
----------------                                 ------------       --------

Barry M. Wendt
1285 Corporate Center Drive, Suite No. 175
Eagan, MN 55121                                    1,237,800          12.8%

Gary E. Wendt
4620 S. Valley View Blvd., Suite A
Las Vegas, NV 89103 UPDATE ADDRESS                   491,080(2)        5.1%

Benedict A. Wittig
1285 Corporate Center Drive, Suite No. 175
Eagan, MN 55121 UPDATE ADDRESS                     1,237,500          12.8%

Dr. Lonnie L. Hammargren
4318 Ridgecrest Drive
Las Vegas, NV 89121                                    9,000(3)          *

Jeffry R. Brown
5710 Northwood Ridge
Bloomington, MN 55437                                     --(4)         --

Richard T. Fiskum
28690 660th Avenue
Lithfield, MN  55355                               1,237,500          12.8%

The Shaar Fund, Ltd.
C/o Citco Fund Services (Curacao) N.V.
Kaya Flamboyan 9
Curacao
Netherlands Antilles                                 266,744(5)       9.99%(5)

All Directors and Officers
As a group (5 persons)                             2,975,380          30.8%

*Less than 1%.
(1) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Securities Exchange Act of 1934 and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as, other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 9,551,890 shares of Common Stock outstanding as of April 5, 2000.

(2) Includes 86,080 shares issuable upon exercise of options. Does not include 87,300 shares issuable upon exercise of options subject to vesting. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - OPTIONS GRANTED TO OFFICERS AND DIRECTORS."

(3) Consists of shares issuable upon exercise of options. Does not include 86,000 shares issuable upon exercise of options which are subject to vesting. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - OPTIONS GRANTED TO OFFICERS AND DIRECTORS."

(4) Does not include 50,000 shares issuable upon exercise of options which are subject to vesting. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - OPTIONS GRANTED TO OFFICERS AND DIRECTORS."

(5) In addition to these shares, the Shaar Fund, Ltd. (the "Fund") owns an aggregate of 198,750 shares of common stock issuable upon exercise of warrants, $ 858,000 principal amount of debentures convertible into shares of Common Stock and 19,875 shares of the Company's Series A 9% Convertible Preferred Stock. The debenture and preferred stock are convertible into common stock at a floating conversion price based on the trading price of the Company's Common Stock. The terms of the debenture prohibits the Fund from converting the debenture into in excess of 5% of the Company's outstanding shares. The Series A Preferred Stock and certain of the warrants contain provisions which prohibit the conversion or exercise, as applicable, of such securities which results in the Fund owning in excess of 9.99% of the Company's outstanding shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EMPLOYMENT ARRANGEMENTS

         The Company has employment agreements with each of Barry Wendt, Benedict Wittig, and Gary Wendt. See "EXECUTIVE COMPENSATION - EMPLOYMENT AGREEMENTS."

OPTIONS GRANTED TO OFFICERS AND DIRECTORS

         During 1999, the Company issued options under the 1996 and 1999 Plans to its executive officers as described in ITEM 10 above.

         The Company granted nonqualified stock options under the 1999 Plan to purchase 50,000 shares of Common Stock to Mr. Brown upon his appointment as a non-employee director of the Company. In connection therewith, the Company granted nonqualified stock options to purchase 50,000 shares of Common Stock to Dr. Hammargren. These options were issued at an exercise price of $.969 per share, the last sales price of the Company's Common Stock as reported on the OTC Electronic Bulletin Board on the date of grant. These options vest in five (5) equal annual installments commencing one year after the date of grant.

SURRENDER OF OPTIONS

         On April 7, 2000 Barry M. Wendt surrendered options to purchase 218,920 shares of Common Stock and Benedict A. Wittig surrendered options to purchase 188,690 shares of Common Stock. Upon surrender, these options were cancelled by the Company. As a result, the Company may issue options to purchase an additional 407,610 shares of Common Stock under the 1996 and 1999 Plans to its current and future directors, employees and consultants.

SEVERANCE AGREEMENT WITH MR. FISKUM

         Effective April 21, 1999, Mr. Fiskum resigned his positions as a director and executive officer of the Company. In connection with his resignation, the Company and Mr. Fiskum entered into a two year consulting agreement pursuant to which Mr. Fiskum provides certain consulting services to the Company in consideration of monthly compensation of $1,000 and continuation of medical benefits. The agreement includes a mutual release, confidentiality agreement and restrictive covenant prohibiting Mr. Fiskum from competing directly or indirectly with the Company, soliciting any current or proposed customer of the Company or hiring or soliciting any employee of the Company for a period of two years.

TRANSACTIONS WITH INDUSTRIAL RESEARCH DEVELOPMENT, INC.

         During the fiscal year ended December 31, 1998, the Company purchased certain optic components from Industrial Research Development, Inc. ("IRD") totaling $252,077. Prior to January 1997, Mr. Fiskum was the sole shareholder of IRD. Although he divested himself of his ownership interest in IRD prior to the Company's initial public offering in February 1997, the agreement of sale provided for a deferred payment contingent upon IRD generating a certain level of revenues during 1998 and Mr. Fiskum remaining a director of IRD until on or about August 12, 1998. The Company understands that the revenues of IRD during 1998 (excluding revenues from the sale of products to the Company) exceeded the minimum requirement.

TRANSACTIONS WITH THE SHAAR FUND, LTD.

         On December 16, 1999 and January 31, 2000 the Shaar Fund Ltd., a principal stockholder of the Company (the "Fund"), advanced the Company $150,000 and $100,000, respectively, pursuant to short term promissory notes at an interest rate of 10% per annum. On March 17, 2000 the Fund purchased shares of Series A Preferred Stock and Common Stock Purchase Warrants at purchase price of $450,000. In connection with this financing, the Fund cancelled the notes in partial payment for such securities. On March 31, 2000, the Fund provided the Company with a bridge loan in the amount of $300,000 at an interest rate of 10%. The loan is due on the earlier of June 30, 2000 or the upon the Company completing a private offering of equity securities resulting in a gross proceeds of $1,250,000.

DISCUSSIONS REGARDING EXECUTIVE MANAGEMENT CHANGES.

         The Company is in the process of recruiting additional executive management to effectuate the transition of the Company from a technology development company to a marketing company. This will likely involve the resignation or reassignment of certain of the Company's current officers.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


         (a) The following documents are filed as part of this Report. Portions of Item 13 are submitted as separate sections of this report:

                  (1)      Financial statements filed as part of this Report:

                           Report of Independent Certified Public Accountants

                           Balance Sheets as of - December 31, 1998 and 1999

                           Statement of Operations - For the Years ended December 31, 1997, 1998 and 1999 and January 7, 1993
                           (Date of inception) through December 31, 1999

                           Statement of Shareholders' Equity (Deficit) - For the Years ended December 31, 1997, 1998 and 1999 and January 7, 1993 (date of inception) through December 31, 1999

                           Statement of Cash Flows - For the Years ended December 31, 1997, 1998 and 1999 and January 7, 1993
                           (Date of inception) through December 31, 1999

                           Notes to Financial Statements - December 31, 1997, 1998 and 1999

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

  3.2              Amended and Restated Bylaws                             Incorporated by reference to Exhibit
                                                                           3.2 to the Registration Statement

  3.3              Certificate of Amendment to Amended and Restated        Incorporated by reference to Exhibit
                   Articles of Incorporation                               3.3 to the Registrant's Report on
                                                                           Form 10-QSB for the quarter ended
                                                                           March 31, 1999

  3.4              Certificate of Designation of Series A 9% Convertible   Incorporated by reference to Exhibit
                   Preferred Stock                                         3.4 to the Registrant's Current
                                                                           Report on Form 8-K dated July 8, 1999

  3.5              Amended and Restated Certificate of Designation of      Filed herewith
                   Series A 9% Convertible Preferred Stock

  4.1              Specimen of Common Stock Certificate                    Incorporated by reference to Exhibit
                                                                           4.1 to the Registration Statement

 10.1              SAC Technologies, Inc. 1996 Stock Option Plan           Incorporated by reference to Exhibit
                                                                           10.1 to the Registration Statement

 10.2              License and Marketing Agreement by and among Harinder   Incorporated by reference to Exhibit
                   S. Takhar, Barry M. Wendt, Benedict A. Wittig and       10.2 to the Registration Statement
                   Richard T Fiskum, Jasper Consulting, Inc. and the
                   Company dated April 26, 1996 (with OEM Agreement by
                   and between Jasper Consulting, Inc. and the Company
                   dated April 26, 1996  attached as Exhibit A)

 10.3              Employment Agreement by and between Barry M. Wendt      Incorporated by reference to Exhibit
                   and the Company dated as of May 10, 1996 (with          10.3 to the Registration Statement
                   Non-Competition Letter effective May 10, 1996
                   attached as Exhibit A)

 10.4              Employment Agreement by and between Richard T. Fiskum   Incorporated by reference as Exhibit
                   and the Company dated as of May 10, 1996 (with          10.4 to the Registration Statement
                   Non-Competition Letter effective May 10, 1996
                   attached as Exhibit A)

 10.5              Employment Agreement by and between Gary E. Wendt and   Incorporated by reference to
                   the Company dated as of May 10, 1996 (with              Exhibit 10.5 to the Registration
                   Non-Competition Letter effective May 10, 1996           Statement
                   attached as Exhibit A)

 10.6              Employment Agreement by and between Benedict A.         Incorporated by reference to Exhibit
                   Wittig and the Company dated as of May 10, 1996 (with   10.6 to the Registration Statement
                   Non-Competition Letter effective May 10, 1996
                   attached as Exhibit A)

 10.7              Employment Agreement by and between Timothy N. Tracey   Incorporated by reference to Exhibit
                   and the Company dated as of March 24, 1997 (with        10.7 to the Registrant's quarterly
                   Non-Competition Letter effective March 27, 1997         report on Form 10-QSB for the
                   attached as Exhibit A)                                  quarter ended March 30, 1997

 10.8              Technical Support and Cooperative Development           Incorporated by reference to Exhibit
                   Agreement by and between the Company and                10.7 to the Registration Statement
                   Inter-Con/PC, Inc. effective November 1, 1996 (with
                   Exhibits A-C)

 10.9              Technical Support and Cooperative Development           Incorporated by reference to Exhibit
                   Agreement with Anonymous Data Control                   10.9 to the Registrant's quarterly
                                                                           report on Form 10-QSB for the
                                                                           quarter ended September 30, 1997

 10.10             Strategic Alliance, Bundling and Authorization to       Incorporated by reference to Exhibit
                   Replicate Agreement with Miros, Incorporated            10.10 to the Registrant's Annual
                                                                           Report on Form 10-KSB for fiscal
                                                                           year ended December 31, 1997, filed
                                                                           March 31, 1998 (the "1998 10-KSB")

 10.11             Strategic Alliance Agreement with Keyware               Incorporated by reference to Exhibit
                   Technologies                                            10.11 to the 1998 10-KSB

 10.12             Certicom OEM Licensing Agreement                        Incorporated by reference to Exhibit
                                                                           10.12 to the 1998 10-KSB

 10.13             Strategic Alliance Agreement with Pinnacle              Incorporated by reference to Exhibit
                   Technology, Inc.                                        10.13 to the 1998 10-KSB

 10.14             Strategic Alliance Agreement with Baraka Intercom,      Incorporated by reference to Exhibit
                   Inc.                                                    10.14 to the 1998 10-KSB

 10.15#            Aultimate Technology Marketing, Inc. Purchase, Supply   Incorporated by reference to Exhibit
                   and Distributor Agreement                               10.15 to the Registrant's Quarterly
                                                                           Report on Form 10-QSB for quarter
                                                                           ended March 31, 1998

 10.16#             Warrant Agreement dated June 30 by and between the     Incorporated by reference to Exhibit
                    Company and The Shaar Fund, Ltd.                       10.16 to the Registrant's Quarterly
                                                                           Report on Form 10-QSB for quarter
                                                                           ended June 30, 1998 (the "June 30,
                                                                           1998 10-QSB")

 10.17#            Securities Purchase Agreement dated June 30 by and      Incorporated by reference to Exhibit
                   between the Company and The Shaar Fund Ltd.             10.17 to the June 30, 1998 10-QSB

 10.18#            5% Convertible Debenture issued to The Shaar Fund,      Incorporated by reference to Exhibit
                   Ltd.                                                    10.18 to the June 30, 1998 10-QSB

 10.19#            Registration Rights Agreement by and between the        Incorporated by reference to Exhibit
                   Company and The Shaar Fund, Ltd.                        10.19 to the June 30, 1998 10-QSB

 10.20             Registration Rights Agreement by and between the        Incorporated by reference to Exhibit
                   Registrant and The Shaar Fund, Ltd. dated July 8, 1999  10.20 to the July 8, 1999 8-K

 10.21             Securities Purchase Agreement by and between the        Incorporated by reference to Exhibit
                   Registrant and The Shaar Fund Ltd. dated July 9, 1999   10.21 to the July 8, 1999 8-K

 10.22             Form of Warrant granted to The Shaar Fund Ltd.          Incorporated by reference to Exhibit
                                                                           10.22 to the July 8, 1999 8-K

 10.23             Amendment No. 1 to the SAC Technologies, Inc. 1996      Filed herewith
                   Stock Option Plan

 10.24             SAC Technologies, Inc. 1999 Stock Option Plan           Filed herewith

 23.1              Consent of Divine, Scherzer & Brody, Ltd.               Filed herewith

 25.1              Power of Attorney (included in the signature page to    Filed herewith
                   the Registration Statement

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

                                       SAC TECHNOLOGIES, INC.

Date: April 14, 2000                   /s/ Barry M. Wendt
                                       ------------------
                                       Barry M. Wendt,
                                       CHAIRMAN AND CHIEF EXECUTIVE OFFICER

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

Signature                                                         Date
---------                                                         ----

/s/ Barry M. Wendt                                           April 14, 2000
------------------
Barry M. Wendt
Chairman of the Board of Directors and
Chief Executive Officer

/s/ Gary E. Wendt                                            April 14, 2000
-----------------
Gary E. Wendt
Chief Financial Officer and Director (Principal
Financial and Accounting Officer)

/s/ Benedict A. Wittig                                       April 14, 2000
----------------------
Benedict A. Wittig
Secretary and Director

/s/ Lonnie L. Hammargen                                      April 14, 2000
-----------------------
Lonnie L. Hammargen
Director

/s/ Jeffry R. Brown                                          April 14, 2000
-------------------
Jeffry R. Brown
Director

                                  EXHIBIT INDEX

Exhibit No.     Exhibit
-----------     -------

  3.5 Amended and Restated Certificate of Designation of Series A 9% Convertible Preferred Stock

 10.23          Amendment No. 1 to the SAC Technologies, Inc. 1996 Stock Option
                Plan

 10.24          SAC Technologies, Inc. 1999 Stock Option Plan

 23.1           Consent of Divine, Scherzer & Brody, Ltd.

 25.1 Power of Attorney (included in the signature page to the Registration Statement

 27.1           Financial Data Schedule