Form 10QSB
period 2000-03-31
SAC TECHNOLOGIES INC
filed 2000-05-15
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
         ACT OF 1934

                      For the Quarter Ended March 31, 2000

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


            1285 Corporate Center Drive, Suite # 175, Eagan, MN 55121
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (651) 687-0414
                                 --------------
                           (Issuer's telephone number)

                          ----------------------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No___

         Shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of May 15, 2000: 9,551,890.

                            SAC TECHNOLOGIES, INC.

                                      INDEX
                                                                            Page

PART I.  FINANCIAL INFORMATION

     Item 1 - Financial Statements

          Balance sheets as of December 31, 1999 and March 31, 2000............3

          Statements of operations for the three months ended March 31, 1999 and 2000, and January 7, 1993 (date of inception)
                through March 31, 2000.........................................4

          Statements of cash flows for the three months ended March 31, 1999 and 2000, and January 7, 1993 (date of inception)
                through March 31, 2000.........................................5

          Notes to interim financial statements................................6

     Item 2 - Management's Discussion and Analysis of Financial Condition
     and Results of Operations.................................................9

PART II. OTHER INFORMATION

     Item 1 - Legal proceedings...............................................15
     Item 2 - Changes in Securities and Use of Proceeds.......................15
     Item 3 - Defaults Upon Senior Securities.................................15
     Item 4 - Submission of Matters to a Vote of Security Holders.............15
     Item 5 - Other Events....................................................15
     Item 6 - Exhibits and Reports on Form 8-K................................16

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)
                                 BALANCE SHEETS

                                                                        December 31,       March 31,
                                                                            1999             2000
                                                                            ----             ----
                                       ASSETS                                             (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                          $    101,152     $    288,407
     Accounts receivable, less allowance for doubtful receivables of
         $62,500 (note 8)                                                     13,331            3,000
     Inventories                                                              32,500           32,500
     Prepaid expenses                                                         43,120           27,058
                                                                        ------------     ------------

         Total current assets                                                190,103          350,965

EQUIPMENT AND FURNITURE AND FIXTURES - AT COST,
     less accumulated depreciation                                            79,257           64,595

OTHER ASSETS (note 4)                                                         91,364           81,692
                                                                        ------------     ------------

                                                                        $    360,724     $    497,252
                                                                        ============     ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Note Payable (note 2)                                              $    150,000     $    300,000
     Accounts payable                                                        341,035          230,111
     Accrued liabilities (note 5)                                            441,797          573,639
                                                                        ------------     ------------

             Total current liabilities                                       932,832        1,103,750

Convertible debentures, less discount of $46,246 and $38,539               1,111,754          819,461

Commitments and contingencies (note 7)                                            --               --

STOCKHOLDERS' EQUITY (DEFICIT) (note 7)
Preferred stock - authorized, 5,000,000 shares of $ .01 par
         value:50,000 designated as Series A 9% Convertible
         (liquidation preference of $100 per share); issued and
         outstanding, 13,125 and 19,875, respectively                            131              199
Common stock - authorized, 20,000,000 shares of $.01 par value;
         issued and outstanding, 9,106,257 and 9,551,890 shares,
         respectively                                                         91,063           95,518
Additional contributed capital                                            11,473,269       12,285,564
Deficit accumulated during the development stage                         (13,248,325)     (13,807,240)
                                                                        ------------     ------------
                                                                          (1,683,862)      (1,425,959)
                                                                        ------------     ------------

                                                                        $    360,724     $    497,252
                                                                        ============     ============


See accompanying notes to interim financial statements.

                            SAC Technologies, Inc.
                   (a Corporation in the Development Stage)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                       January 7,
                                                                                       1993 (date
                                                                                      of inception)
                                                             Three months                through
                                                            ended March 31,             March 31,
                                                            ---------------           -------------
                                                         1999             2000             2000
                                                         ----             ----             ----
Revenues
     Product sales                                   $     24,787     $         --     $    577,384
     Licensing fees                                       100,000               --          100,000
     Reimbursed research and development                       --               --          284,506
     Technical support and other services                      --               --          429,885
                                                     ------------     ------------     ------------
                                                          124,787               --        1,391,775
Costs and other expenses
     Cost of product sales                                 37,426               --        1,736,895
     Cost of technical support and other services              --               --          237,317
     Selling, general and administrative                  487,899          375,303        8,635,105
     Research, development and engineering                262,975          164,795        3,886,743
                                                     ------------     ------------     ------------
                                                          788,300          540,098       14,496,060
                                                     ------------     ------------     ------------

         Operating loss                                  (663,513)        (540,098)     (13,104,285)

Other income (expense)
     Interest and other income                             97,701             (821)         508,315
     Interest expense                                    (172,674)         (17,996)        (888,173)
                                                     ------------     ------------     ------------
                                                          (74,973)         (18,817)        (379,858)
                                                     ------------     ------------     ------------

         NET LOSS                                    $   (738,486)    $   (558,915)    $(13,484,143)
                                                     ============     ============     ============

Basic and diluted loss per common share              $       (.10)    $       (.06)    $      (2.26)
                                                     ============     ============     ============

Weighted average number of shares outstanding           7,530,289        9,279,319        5,958,394
                                                     ============     ============     ============


See accompanying notes to interim financial statements

                            SAC Technologies, Inc.
                   (a Corporation in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                        January 7,
                                                                                                        1993 (date
                                                                                                       of inception
                                                                             Three months                through
                                                                            ended March 31,             March 31,
                                                                            ---------------             ---------
                                                                         1999             2000             2000
                                                                         ----             ----             ----
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
     Net loss                                                        $   (738,486)    $   (558,915)    $(13,484,143)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
           Depreciation                                                     5,000           14,662          178,318
           Amortization                                                   172,459           18,501        1,098,420
     Allowance for uncollectible receivables                                   --               --               --
     Write-down of inventory                                                   --               --          883,515
     Write-down of deferred financing costs                                    --               --          132,977
     Gain on sale of Inter-Con/PC stock                                        --               --         (190,000)
     Non-cash option and warrant issuances                                     --           83,300          869,050
     Other                                                                     --               --          (18,490)
     Change in assets and liabilities:
           Accounts receivable                                           (236,510)          10,331           (3,000)
           Inventories                                                     18,414               --         (916,015)
           Prepaid expenses                                                18,318           16,062          (27,058)
           Accounts payable                                               (41,892)        (110,924)         230,111
           Accrued liabilities                                             (3,656)         131,842          584,599
           Deferred revenue                                               150,000               --               --
                                                                     ------------     ------------     ------------
                                                                           82,133          163,774        2,822,427
                                                                     ------------     ------------     ------------
             Net cash used in operating activities                       (656,353)        (395,141)     (10,661,716)
Cash flows from investing activities
           Capital expenditures                                                --               --         (242,913)
           Security Deposits                                                   --           (1,123)         (23,142)
           Proceeds from sales of Inter-Con/PC stock                           --               --          190,000
           Patents and trademarks                                              --               --           (4,534)
                                                                     ------------     ------------     ------------
             Net cash used for investing activities                            --           (1,123)         (80,589)

Cash flows from financing activities
     Net borrowings under short-term borrowing agreements                      --          150,000          183,000
     Issuance of convertible bridge notes                                      --               --          175,000
     Issuance of convertible debentures                                        --               --        1,775,000
     Issuance of warrants and convertible debentures discount                  --               --          884,000
     Deferred financing costs                                              32,977               --         (312,977)
     Exercise of stock options                                             28,500               --          190,799
     Sales of common and preferred stock                                       --          433,519        8,273,890
     Redemption of common stockIssuance of convertible debentures              --               --         (138,000)
                                                                     ------------     ------------     ------------
           Net cash provided by financing activities                       61,477          583,519       11,030,712
                                                                     ------------     ------------     ------------
           Net increase (decrease) in cash and cash equivalents          (594,876)         187,255          288,407
Cash and cash equivalents, at beginning of period                       1,063,616          101,152               --
                                                                     ------------     ------------     ------------
Cash and cash equivalents, at end of period                          $    468,740     $    288,407     $    288,407
                                                                     ------------     ------------     ------------

See accompanying notes to interim financial statements.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
               December 31, 1999, and March 31, 2000 (Unaudited)

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

         In the opinion of management, the accompanying unaudited interim financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the financial position and the results of its operations and cash flows for the periods presented. It is suggested that these interim financial statements are read in conjunction with the financial statements and the related notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

2.       Liquidity and Capital Resource Matters

         Broad commercial acceptance of the Company's products by customers and end users is critical to the Company's success and ability to generate revenues. The Company has limited sales to date, and has accumulated losses since inception of $13,484,143 of which $ 558,915 was incurred during the quarter ended March 31, 2000. The Company believes operating losses will continue for the foreseeable future.

         On March 17, 2000, The Shaar Fund, an international investment fund and a principal stockholder of the Company (the "Fund") purchased 6,750 shares of the Company's Series A 9% Convertible Preferred Stock and a warrant to purchase 67,500 shares of Common Stock, resulting in net proceeds of $185,000.

         On March 31, 2000, the Company obtained a bridge loan from the Fund in the amount of $300,000. The loan bears interest at a rate of 10% per annum and is due on the earlier of June 30, 2000 or the Company completing a private equity financing resulting in gross proceeds to the Company of at least $1,250,000.

         As of the date of this filing the Company has minimal cash resources and is in need of substantial additional capital to maintain operations beyond the end of the second quarter of 2000. The Company is seeking to obtain additional financing through the issuance of additional debt or equity securities of the Company on a negotiated private placement basis with Institutional and accredited investors. In this regard, the Company has been engaged in discussions with certain investors, however, as of the date of this filing, the Company has not reached any definitive agreement with any such investor regarding the specific terms of an investment in the Company.

         No assurance can be given that any form of additional financing will be available on terms acceptable to the Company that adequate financing will be obtained to meet its needs, or that such financing would not be dilutive to existing stockholders. Management believes it will need $2,000,000 to $3,000,000 to support its operations through the next twelve months.

3.       Loss Per Common Share

         Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the number of weighted average common shares outstanding. Diluted earnings per share are calculated by dividing the net loss attributable to common stockholders by the weighted average common shares, and when dilutive, options, warrants and convertible securities outstanding using the treasury stock method. There was no difference between basic and diluted loss per share for all periods presented, as the impact would have been antidilutive.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                December 31, 1999, and March 31, 2000 (Unaudited)

4.       Other Assets

                                                        December 31,   March 31,
                                                           1999          2000
                                                           ----          ----
          Deferred financing costs, less accumulated
               amortization of $215,189 and $225,983
               respectively.                              $64,811       $54,017

          Security deposits                                22,019        23,141
          Patents                                           4,534         4,534
                                                          -------       -------
                                                          $91,364       $81,692
                                                          =======       =======

5.        Accrued Liabilities

                                                        December 31,   March 31,
                                                           1999          2000
                                                           ----          ----
          Compensation                                   $136,044      $100,816
          Interest                                        151,430       169,426
          Shaar Fund Penalty                              132,500       250,625
          Other                                            21,823        52,772
                                                         --------      --------
                                                         $441,797      $573,639
                                                         ========      ========

6.       Convertible Debenture

         During February 2000, $300,000 of principal was converted into 445, 633 shares of common stock.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                December 31, 1999, and March 31, 2000 (Unaudited)


7.       Stockholders Equity

         The following summarizes option activity since December 31, 1999:

                                    Number of Shares
-----------------------------------------------------------------------------------------
                               Date of
                                Grant                              Non-plan
                               Exercise                            Options
                               Or           1996        1999         and
                               Expiration   Plan        Plan       Warrants       Total
-----------------------------------------------------------------------------------------
Balance, December 31, 1999                 470,325      885,548    1,038,000    2,393,873
         Granted               01-02-00                  16,670                    16,670
                               01-15-00                  40,000                    40,000
                               02-02-00                  16,670                    16,670
                               02-15-00                  40,000                    40,000
                               03-02-00                  16,670                    16,670
                               03-15-00                  40,000                    40,000
         Exercised                              --           --           --
         Canceled                          (37,325)    (250,612)          --     (287,937)
                                           -------    ---------    ---------    ---------
Balance, March 31, 2000                    433,000      804,946    1,038,000    2,275,946
                                           =======    =========    =========    =========
Available for grant,
         March 31, 2000                    224,000    1,195,054           --    1,419,054
                                           =======    =========    =========    =========

         Series A Convertible Preferred Stock

         On March 17, 2000 the Company completed a private placement of $675,000 face amount of its Series A Convertible Preferred Stock and a 5-year warrant to purchase 67,500 shares of Common Stock exercisable at $1.196 per share with the Fund. The Company received net proceeds of $185,000 after giving effect to a 33% discount ($225,000) to the face amount of the preferred stock, offering costs of $15,000, repayment of a $150,000 note outstanding to the Fund, as of December 31, 1999, and an additional $100,000 note to the Fund issued subsequent to year-end.

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

         The Company was obligated to file a registration statement with the SEC covering the resale of the shares of common stock issuable upon conversion of the preferred shares or the exercise of the warrant issued to the Fund in July, 1999 by no later than September 7, 1999 and have such registration statement declared effective by December 6, 1999. As of the date of this filing the Company has not filed the registration statement and has accrued a penalty of $250,625 as of March 31, 2000. In connection with the March 17, 2000 financing described above, the Company has agreed to file a registration statement with the SEC covering the resale of shares of common stock issuable upon conversion of all outstanding shares of Series A preferred stock or exercise of warrants issued in connection therewith by no later than on or about June 1, 2000 and to have such registration statement declared effective by no later than on or about August 14, 2000. Failure to comply with these deadlines will subject the Company to fines and penalties equal to 3% of the face amount of the outstanding preferred shares and payment of the accrued penalty of $250,625.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    PRIVATE SECURITIES LITIGATION REFORM ACT


         The information contained in this Report on Form 10-QSB and in other public statements by the Company and Company officers include or may contain certain forward-looking statements. When used in this Report or in such statements, the words "estimate," "project," "intends," "expects," "believes" and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those included within the forward-looking statements. Such factors are described in detail in the Company's Annual Report on Form 10-KSB under the caption "RISK FACTORS." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

OVERVIEW

         The Company's initial goal was to develop automated fingerprint identification products which were portable, easily integrated with existing applications and affordable for mass commercialization and distribution through OEMs, distributors and to a lesser degree, system integrators in the computer network, general access control and other markets. This included the development of the SACcat and sixth generation IDME readers. During the last two fiscal years the Company has pursued an OEM licensing program and more recently is developing an integrated Web based biometric authentication system.

         The Company's current business plan, which continues to evolve, consists of a threefold strategy of (i) continued product and technological development; (ii) marketing its products and technologies both directly and through licensing agreements with OEMs and private labelers which address industry-specific applications; and (iii) the development and licensure of a Web based biometric authentication software solution to e-commerce and Web based transaction companies.

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

         During the last fiscal year the evolution of the Company's technology has allowed it to shift its focus from product development to the licensing of its core technology to OEMs for integration into their product offerings. During February 1999, the Company signed a non-exclusive OEM Licensing agreement with Sense Technologies, Inc. primarily for time clock applications. The agreement provides for a one-time licensing fee of $100,000, of which $37,000 has been paid to date, and $62,500 has been reserved for, with a minimum annual pre-purchase (non-refundable) royalty of $50,000 payable through November 1999, which has not been collected as of the date of this filing. The Company is obligated to deliver physical product specifications under the agreement. As of the date of this filing this is the only license agreement to which the Company is a party.

         The Company will continue to focus on general access control and computer network security applications. There can be no assurance that the Company will have the marketing or financial resources to enter into any additional licensing agreements or that any such agreements will generate any meaningful revenue or earnings for the Company.

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

         The Web based server authentication application is an integrated solution involving the sale of readers and the licensure of client and server based software to provide for reliable and cost effective user authentication in connection with the processing of e-commerce transactions. This solution is also intended to secure other general purpose Web site applications such as restricting access to specific Web pages or specific information contained on a Web-site. Successful execution of this initiative will require the development of enhanced software to provide an effective interface between client and server based software. The Company is continuing to develop this software and is in discussion with potential users of such a solution. There can be no assurance that the Company will have the financial or human resources necessary to complete the development of the software necessary to effectuate this plan in a timely manner, if at all.

         Although the Company has completed the development of its core technology and readers, neither has gained any meaningful commercial acceptance, the Company has only generated minimal revenue since inception and it has not entered into any significant licensing arrangements. In addition, the Company's business model, particularly the Web authentication initiative, represents a novel approach to Internet security, has not been adopted by any Internet company and there can be no assurance that there will be a demand for such a solution or that the Company will have the financial, marketing and human resources necessary to successfully develop and market such a software solution.

         Termination of Certain Strategic Alliance and Distributor Agreements. Commencing during the fourth quarter of 1997, the Company entered into various agreements which were intended to allow the Company to incorporate synergistic technologies consisting of voice and facial recognition, encryption, desktop configuration, security and video conferencing capabilities for utilization with its products. These alliances were typically with development stage technology companies. At this time, the Company is not pursuing the joint marketing and development of technologies from Keyware Technologies, Inc. (voice recognition), Miros, Inc. (face recognition) and Pinnacle Technology, Inc. (Desktop configuration). In addition, the Company has terminated distributor, and license agreements with Baraka Intercon, CompuMark
         (LLC), and OPUS Technologies, Inc

         Letter of Intent with Jasper Consulting, Inc. As described in the Company's Annual Report on Form 10-KSB, on March 9, 2000, the Company entered into a letter of intent (the "LOI") with Jasper Consulting, Inc. with respect to the ownership, use, commercialization and exploitation of each party's respective technologies. The LOI is subject to the parties entering into a definitive agreement by no later than April 21, 2000, which date has been extended to May 19, 2000, and the parties are currently negotiating the terms of a definitive agreement.

         No assurance can be given that a definitive agreement will ever be entered into; that the terms as outlined in the Company's 1999 Form 10-K filing will not change; that the Company will outright own VST; that VST will prove to be significant value added component the Company's technology and product offerings; or ultimate cost to the Company to execute a definitive agreement will not be prohibitive or dilutive.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AS COMPARED TO THREE MONTHS ENDED MARCH 31,
1999

         Revenues

         Total revenues decreased $ 124,787 during the three months ended March 31, 2000 to $ 0 as compared to $124,787 for the three months ended March 31, 1999.

         Revenues from product sales decreased $24,787 during the three months ended March 31, 2000 to $0 as compared to $24,787 for the three months ended March 31, 1999. The revenues realized during the three months ended March 31, 1999 consisted primarily of unit sales of SACcat systems as part of the licensing agreements that were signed during the quarter and to a lesser extent unit sales of SACMan Developer Toolkit Systems to entities developing or intending to develop applications which may utilize the Company's products and/or technology. Although the Company did not generate any product sales during the three months ended March 31, 2000, it will continue to market and have manufactured its standalone products on a special order basis for developers.

         Revenues from licensing fees decreased $100,000 during the three months ended March 31, 2000 to $ 0 as compared to $100,000 for the same period in 1999. These revenues represent payments under a licensing agreement with Sense Technologies, Inc. The Company did not enter into any licensing agreements during the quarter ended March 31, 2000, although the Company is continuing to pursue its licensing program, there can be no assurance that the Company will have the marketing or financial resources to enter into any additional licensing agreements or that any such agreements will generate any meaningful revenues or earnings for the Company.

         Costs and Other Expenses

         Cost of product sold during the three months ending March 31, 2000 were $0 as compared to $37,426 during the three months ended March 31, 1999. The difference results from the fact that the Company did not manufacture or sell any products during the three months ended March 31, 2000. Cost of product sales exceeded revenues from product sales by $12,639 during the three months ended March 31, 1999. This negative gross margin was attributable to costs associated with the production of a limited amount of units. The Company intends to manufacture products on a special order basis and continues to explore means to reduce its current product costs, including purchasing certain imaging technology to replace some of its current optics components. No assurance can be given that the above objective will be achieved or if achieved, whether it will result in a reduction of product costs that will lead to the Company generating positive gross margins or becoming profitable.

         Selling, general and administrative expenses decreased $112,586 to $375,303 during the three months ended March 31, 2000 as compared to $487,889 for the corresponding period in 1999. Of the decrease, $84,019 was due to a decrease in salaries and wages for sales and administrative personnel, $7,635 was due to decreased unearned compensation amortization, $102,841 was due to a reduction in selling expenses as the Company focused on the OEM licensing and Web based marketing model and $68,571 was due to a reduction in professional services. These amounts were offset by an increase of $103,800 in administrative consulting services and an increase in investor relation's services of $24,500.

         In May 1999, the Company began to implement a cost reduction plan. The plan called for reductions in the areas of salaries, personnel and facility space requirements. The Company continues to review other areas within the organization to further reduce costs.

         Research and development expenses decreased $98,180 to $164,795 during the three months ended March 31, 2000 as compared to $262,975 for the corresponding period in 1999. Of the decrease, $99,565 was due to a reduction in salaries and wages.

         Interest and other income decreased $98,522 to $(821) during the three months ended March 31, 2000 as compared to $97,701 during the three months ended March 31, 1999. The Company realized proceeds of $90,000 from the sale of 600,000 shares common stock of Inter-Con P/C during the quarter ending March 31, 1999 without a comparable transaction during the three months ended March 31, 2000. The remaining decrease was due to the decrease in the balance of certificates of deposits.

         Interest expense decreased $154,678 to $17,996 during the three months ended March 31, 2000 as compared to $172,674 during the three months ended March 31, 1999 due to non-cash charges of $124,624 for the intrinsic value of the beneficial conversion feature of the Convertible Debenture.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities during the three months ended March 31, 2000 was $395,141 and was principally due to operating losses. Net cash used for investing activities during the same period was $1,123. Net cash provided by financing activities during the same period was $583,519 and was principally from cash received from net short term borrowing activities of $133,519 and the sale of preferred stock of $450,000.

         Working capital decreased $10,056 during the three months ended March 31, 2000 to $-752,785 as compared to $-742,729 as of December 31, 1999.

         Since January 7, 1993 (date of inception), the Company's capital needs have been principally met as follows: (i) a May 1996 sale of $200,000 of convertible bridge notes and warrants to purchase 50,000 shares of common stock which were converted to Common Stock during mid-1996; (ii) a July 1996 $700,000 private placement of Common Stock; (iii) a February 1997 initial public offering of 2,420,000 shares of Common Stock at $3.00 per share which resulted in net proceeds of $6,220,331, after deduction of offering expenses; (iv) a June 1998 $2,500,000 private offering of a convertible debenture and detachable warrants;
         (v) a July 1999 $1,312,500 private offering of shares of the Series A convertible Preferred Stock and detachable warrants, resulting in net proceeds of $800,539 before repayment of debt; and (vi) a March 2000 $675,000 private offering of shares of the Series A convertible Preferred Stock and detachable warrants, resulting in net proceeds of $435,000 before repayment of debt; and (vii) a March 2000 unsecured bridge loan in the amount of $435,000 before repayment of debt.

         The Company does not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

         On June 30, 1998, the Company sold to Shaar Fund, Ltd., an international investment fund and principal stockholder of the Company (the "Fund") $2,500,000 of 5% Convertible Debenture due June 30, 2001 (the "Convertible Debenture"). The Convertible Debenture is convertible into shares of the Company's Common Stock at a conversion price equal to the lesser of (i) $7.15; or (ii) the average closing bid price of the Company's Common Stock for a five-day period ending the day prior to the notice of conversion multiplied by a discount factor of 22%. The Convertible Debenture is redeemable at the option of the Company under certain circumstances. Interest is payable quarterly in arrears, and at the option of the Company, is payable in-kind through the issuance of additional shares of the Company's Common Stock at the conversion price. As of the date of this filing, $1,642,000 principal amount of Convertible Debentures has been converted into an aggregate of 2,015,023 shares of Common Stock. The Convertible Debenture agreement contains certain dilution and conversion price adjustment provisions if certain events occur. In the event of repayment, the Company is subject to certain repayment costs of up to 24% of the principal amount repaid. In addition, the Company is required to meet certain covenants.

         On July 9, 1999 the Company completed a private placement of 13,125 shares of its Series A Convertible Preferred Stock and 5-year warrants to purchase 131,250 shares of Common Stock exercisable at $1.196 per share to the Fund. The Company realized net proceeds of $800,539 from the sale of these securities. On March 17, 2000 the Company completed a private placement of 6,750 shares of its Series A Convertible Preferred Stock and 5-year warrants to purchase 67,500 shares of common stock with the Fund. The Company realized net proceeds of $185,000 after giving effect to the repayment of $250,000 of notes payable to the Shaar Fund.

         The preferred shares provide for a 9% dividend payable semi-annually in arrears. At the option of the Company, the dividends are payable in kind through the issuance of additional shares of Company common stock. The preferred shares are immediately convertible into shares of common stock at a conversion price equal to the lesser of (a) 110% of the closing bid of the Company's common stock on July 8, 1999 or (b) a 22% discount to the average closing bid prices of the Company's common stock during the five trading day period prior to conversion. The preferred shares are redeemable, in whole or in part, at the option of the Company at 100% of face value ($100 per share). The Company is obligated to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issuable upon conversion of the preferred shares or exercise of the warrants by no later than on or about June 1, 2000 and to have such registration statement declared effective by no later than August 14, 2000. Failure to do so will subject the Company to additional fines and penalties of 3% of the face amount of the preferred shares per month. The Company has already accrued $250,625 for fines and penalties associated with the failure to timely file a registration statement covering the shares issuable upon conversion or exercise, as applicable, of the preferred shares and warrants issued to the Fund in July 1999. This amount will become due and payable in the event that the time deadlines described above are not met. The Company is currently in discussions with the Fund to extend and abate these penalties. The Company does not have the financial resources necessary to pay any such fines or penalties.

         On March 31, 2000, the Company obtained a bridge loan from the Fund in the amount of $300,000. The loan bears interest at a rate of 10% per annum and is due on the earlier of June 30, 2000 or the Company completing a private equity financing resulting in gross proceeds to the Company of at least $1,250,000.

         As of the date of this filing the Company has minimal cash resources and is in need of substantial additional capital to maintain operations beyond the second quarter of 2000. Management is seeking to obtain additional financing through the issuance of additional debt or equity securities of the Company on a negotiated private placement basis to institutional and accredited investors. In this regard, the Company has been engaged in discussions with certain investors, however, as of the date of this Report, the Company has not reached any definitive agreement with any such investor regarding the specific terms of an investment in the Company.

         No assurance can be given that any form of additional financing will be available on terms acceptable to the Company that adequate financing will be obtained to meet its needs, or that such financing would not be dilutive to existing stockholders. Management believes it will need $2,000,000 to $3,000,000 to support its operations through the next twelve months.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

                    NONE


ITEM 2.     CHANGES IN SECURITIES

         1. On April 15, 2000 the Company issued options to purchase 40,000 shares of Common Stock to Bruce Nordin, an executive management consultant, at the closing market price of the Company's Common Stock on the date of grant. The options immediately exercisable were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
         Section 4(2) thereunder without payment of underwriting discounts or commissions to any person.

         2. On May 15, 2000 the Company issued options under its 1999 Stock Incentive Plan to Mira La Cous to purchase 100,000 shares of Common Stock at an exercise price equal to the closing market price of the Company's Common Stock on the day of grant. The options vested 50% upon issuance with the remainder vesting in equal annual installments commencing May 15, 2001. The options were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder without payment of underwriting discounts or commissions to any person.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

                  NONE


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  NONE

ITEM 5.     OTHER EVENTS

         1. Discussion with ATM Regarding Acquisition of Technology:

         As described in the Company's Annual Report on Form 10-KSB, on January 24, 2000 the Company signed a letter of intent to acquire Aultimate Technology Marketing Inc. ("ATM"), which has expired. The Company is currently in discussions with ATM regarding the acquisition of certain technologies from ATM which, as of the date of this report, have not been finalized.

         2. Elimination of Vice President of Finance Position:

         Effective April 15, 2000 the Company eliminated the Vice President of Finance position. Consistent with its plan to reduce overhead cost, the responsibilities of this position have been assumed by the Company's Chief Financial Officer and at this time, the Company intends to leave the Vice President of Finance position vacant.

         3. Retention of Technology Officer Position:

         On May 15, 2000, the Company hired Mira La Cous to serve as the Company's Vice President of Technology at an annual base salary of $80,000 plus a discretionary bonus, if any, to be determined annually by the Board of Directors. Upon commencing employment the Company paid her a signing bonus of $15,000 and granted her options to purchase 100,000 shares of Common Stock. Ms. La Cous has over 15 years computer software design experience in the areas of Voice Automation, Commercial Building Control, Information Scanning and Internet Systems, and Internet Security Training. Prior to joining the Company, since 1997, she acted as independent consultant serving such clients as TEL-line Systems, National Computer Systems, and Security Analysts. From 1989 to 1997 she served as a Senior Project Manager with The Trane Company. Ms. La Cous earned a Bachelors degree in Computer Science from North Dakota State University.

ITEM 6.       EXHIBITS

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

Dated: May 15, 1999                    SAC Technologies, Inc.


                                       /s/ Barry Wendt
                                       --------------
                                       Barry Wendt, Chief Executive Officer

                                       /s/ Gary Wendt
                                       --------------
                                       Gary Wendt, Chief Financial Officer

Exhibit No.      Exhibit
-----------      -------

27               Financial Data Schedule