Form 10QSB
period 2000-06-30
SAC TECHNOLOGIES INC
filed 2000-08-14
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
         ACT OF 1934

                       For the Quarter Ended June 30, 2000

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

         Shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of August 11, 2000: 9,561,890.

                            SAC TECHNOLOGIES, INC.

                                      INDEX
                                                                            Page

PART I.  FINANCIAL INFORMATION

     Item 1 - Financial Statements

          Balance sheets as of December 31, 1999 and June 30, 2000............3

          Statements of operations for the three and six months ended June 30,
                1999 and 2000, and January 7, 1993 (date of inception)
                through June 30, 2000.........................................4

          Statements of cash flows for the three and six months ended June 30,
                1999 and 2000, and January 7, 1993 (date of inception)
                through June 30, 2000.........................................5

          Notes to interim financial statements...............................6

     Item 2 - Management's Discussion and Analysis of Financial Condition
     and Results of Operations................................................9

PART II. OTHER INFORMATION

     Item 1 - Legal proceedings..............................................15
     Item 2 - Changes in Securities and Use of Proceeds......................15
     Item 3 - Defaults Upon Senior Securities................................15
     Item 4 - Submission of Matters to a Vote of Security Holders............15
     Item 5 - Other Events...................................................15
     Item 6 - Exhibits and Reports on Form 8-K...............................16

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)
                                 BALANCE SHEETS

                                                                      December 31,           June 30,
                                                                          1999                 2000
                                                                      ------------         ------------
                  ASSETS                                                                   (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                           $    101,152         $     70,096
     Accounts receivable, less allowance
     for doubtful receivables of
     $62,500                                                                13,331                6,144
     Inventories                                                            32,500               32,500
     Prepaid expenses                                                       43,120               32,974
                                                                      ------------         ------------

         Total current assets                                              190,103              141,714

EQUIPMENT AND FURNITURE AND FIXTURES - AT COST,
     less accumulated depreciation                                          79,257               55,599

OTHER ASSETS (note 4)                                                       91,364               56,648
                                                                      ------------         ------------

                                                                      $    360,724         $    253,961
                                                                      ============         ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Note payable (note 2)                                            $    150,000         $    600,000
     Current Maturities of Convertible Debentures                               --              837,408
     Accounts Payable                                                      341,035              212,894
     Accrued liabilities (note 5)                                          441,797              672,290
                                                                      ------------         ------------

             Total current liabilities                                     932,832            2,322,592

Convertible debentures, less discount
         of $46,246 and $20,592, less current maturities (note 6)        1,111,754                   --

COMMITMENTS AND CONTINGENCIES (note A2, 7)                                      --                   --

STOCKHOLDERS' EQUITY (DEFICIT) (note A2, 6, 7)
Preferred stock - authorized, 5,000,000 shares
          of $ .01 par value:50,000 designated as
          Series A 9% Convertible (liquidation
          preference of $100 per share); issued and
          outstanding,13,125 and 19,875,respectively                           131                  199
Common stock - authorized, 20,000,000 shares
          of $.01 par value;issued and outstanding,
          9,106,257 and 9,561,890 shares,respectively                       91,063               95,619
Additional contributed capital                                          11,473,269           12,591,229
Deficit accumulated during the development stage                       (13,248,325)         (14,755,678)
                                                                      ------------         ------------
                                                                        (1,683,862)          (2,068,631)
                                                                      ------------         ------------

                                                                      $    360,724         $    253,961
                                                                      ============         ============


See accompanying notes to interim financial statements.

                            SAC Technologies, Inc.
                   (a Corporation in the Development Stage)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                            January 7,
                                                                                                           1993 (date
                                              Three months                      Six months                of inception)
                                             ended June 30,                    ended June 30,                through
                                   ------------------------------      ------------------------------        June 30,
                                           1999          2000              1999              2000              2000
                                   ------------      ------------      ------------      ------------     -------------
Revenues
     Product sales                 $     14,738      $         --      $     39,525        $       --      $    577,384
     Licensing fees                          --                --           100,000                --           100,000
     Reimbursed research
       and development                       --                --                --                --           284,506
     Technical support
       and other services                    --                --                --                --           429,885
                                   ------------      ------------      ------------      ------------      ------------
                                         14,738                --           139,525                --         1,391,775
Costs and other expenses
     Cost of product sales               75,276                --           112,702                --         1,736,895
     Cost of technical support
       and other services                    --                --                --                --           237,317
     Selling, general
       and administrative               580,134           500,545         1,068,033           875,848         9,135,650
     Research, development
       and engineering                  206,811           405,572           469,786           570,367         4,292,315
                                   ------------      ------------      ------------      ------------      ------------
                                        862,221           906,117         1,650,521         1,446,215        15,402,177
                                   ------------      ------------      ------------      ------------      ------------

         Operating loss                (847,483)         (906,117)       (1,510,996)       (1,446,215)      (14,010,402)

Other income (expense)
     Interest and other                   7,847                54           105,548              (767)          508,369
     Interest expense                   (92,230)          (42,375)         (264,904)          (60,371)         (930,548)
                                   ------------      ------------      ------------      ------------      ------------
                                        (84,383)          (42,321)         (159,356)          (61,138)         (422,179)
                                   ------------      ------------      ------------      ------------      ------------

         NET LOSS                      (931,866)         (948,438)       (1,670,352)       (1,507,353)      (14,432,581)
                                   ------------      ------------      ------------      ------------      ------------
Other comprehensive income
     Unrealized gain on
     available-for-sale
     securities                         900,000                --           900,000               --                 --
                                   ------------      ------------      ------------      ------------      ------------
Comprehensive loss                 $    (31,866)     $   (948,438)     $   (770,352)     $ (1,507,353)     $ 14,432,581
                                   ============      ============      ============      ============      ============
Basic and diluted net loss
 per common share (note A3)        $       (.12)     $       (.10)     $       (.21)     $       (.16)     $       (.24)
                                   ============      ============      ============      ============      ============
Weighted average number
 of shares outstanding                8,086,718         9,561,880         7,810,041         9,424,192         6,084,444
                                   ============      ============      ============      ============      ============


See accompanying notes to interim financial statements

                            SAC Technologies, Inc.
                   (a Corporation in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                    January 7,
                                                                                                                    1993 (date
                                                    Three months                         Six Months                of inception
                                                    ended June 30,                     ended June 30,                through
                                           ------------------------------      ------------------------------        June 30,
                                               1999              2000              1999              2000              2000
                                           ------------      ------------      ------------      ------------      ------------
Increase (Decrease) in Cash
  and Cash Equivalents
Cash flows from operations
     Net loss                              $   (931,866)     $   (948,438)     $ (1,670,352)     $ (1,507,353)     $(14,432,581)
     Adjustments to reconcile
       net loss to net cash used
       in operating activities:
           Depreciation                          21,000             8,995            26,000            23,657           187,313
           Amortization                         273,736            37,644           479,172            56,145         1,136,064
     Write-down of inventory                         --                --                --                --           883,515
     Write-down of deferred
       financing costs                               --                --                --                --           132,977
     Gain on sale of
       Inter-Con/PC stock                            --                --                --                --          (190,000)
     Non-cash option and
       warrant issuances                                          305,765                             389,065         1,174,815
     Other                                      (15,000)               --           (15,000)               --           (18,490)
     Change in assets and liabilities:
           Accounts receivable                   36,264            (3,144)         (200,246)            7,187            (6,144)
           Inventories                           62,113                --            80,527                --          (916,015)
           Prepaid expenses                      22,481            (5,916)           40,799            10,146           (32,974)
           Accounts payable                      40,488           (17,217)           (1,404)         (128,141)          212,894
           Accrued liabilities                   68,062            98,651            64,406           230,493           683,250
           Deferred revenue                          --                --           150,000                --                --
                                           ------------      ------------      ------------      ------------      ------------
                                                509,144           424,778           624,254           588,552         3,247,205
                                           ------------      ------------      ------------      ------------      ------------
     Net cash used in operations               (422,722)         (523,660)       (1,046,098)         (918,801)      (11,185,376)
Cash flows from investing activities
           Capital expenditures                  (2,438)               --            (2,438)               --          (242,913)
           Security Deposits                         --             7,019                --             5,896           (16,123)
           Proceeds from sales
             of Inter-Con/PC stock                   --                --                --                --           190,000
           Patents and trademarks                    --            (1,670)               --            (1,670)           (6,204)
                                           ------------      ------------      ------------      ------------      ------------
     Net cash provided by (used for)
       investing activities                      (2,438)            5,349            (2,438)            4,226           (75,240)

Cash flows from
  financing activities
     Net borrowings under
       short-term borrowing
       agreements                               100,000           300,000           100,000           450,000           483,000
     Issuance of convertible
       bridge notes                                  --                --                --                --           175,000
     Issuance of convertible
       debentures                                    --                --                --                --         1,775,000
     Issuance of warrants and
       convertible debentures discount               --                --                --                --           884,000
     Deferred financing costs                   (12,000)               --           (12,000)               --          (312,977)
     Exercise of stock options                       --                --            28,500                --           190,799
     Sales of common and
       preferred stock                               --                --                --           433,519         8,273,890
     Redemption of common
       Stock Issuance of
       convertible debentures                        --                --                --                --          (138,000)
                                           ------------      ------------      ------------      ------------      ------------
Net cash provided by
  financing activities                           88,000           300,000           116,500           883,519        11,330,712
                                           ------------      ------------      ------------      ------------      ------------
Net increase (decrease) in
  cash and cash equivalents                    (337,160)         (218,311)         (932,036)          (31,056)           70,096
Cash and cash equivalents,
  at beginning of period                        468,740           288,407         1,063,616           101,152                --
                                           ------------      ------------      ------------      ------------      ------------
Cash and cash equivalents,
  at end of period                         $    131,580      $     70,096      $    131,580      $     70,096      $     70,096
                                           ============      ============      ============      ============      ============

See accompanying notes to interim financial statements.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)
            NOTES TO INTERIM FINANCIAL STATEMENTS December 31, 1999,
                          and June 30, 2000 (Unaudited)

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

2.       Liquidity and Capital Resource Matters

         Broad commercial acceptance of the Company's products by customers and end users is critical to the Company's success and ability to generate revenues. The Company has limited sales to date, and has accumulated losses since inception of $14,432,581 of which $948,438 was incurred during the quarter ended June 30, 2000. The Company believes operating losses will continue for the foreseeable future.

         On March 31, 2000, the Company obtained a bridge loan from the Shaar Fund Ltd. (the "Fund") in the amount of $300,000. The loan bears interest at a rate of 10% per annum and was due on June 30, 2000. As of the date of this filing, the Fund has not demanded repayment.

         On May 24, 2000, the Company obtained a bridge loan from the Fund in the amount of $300,000. The loan bears interest at a rate of 10% per annum and is due on the earlier of November 30, 2000 or the Company completing a private equity financing resulting in gross proceeds to the Company of at least $1,250,000.

         As of the date of this filing the Company has minimal cash resources and is in need of substantial additional capital to maintain operations beyond the end of the third quarter of 2000. The Company is seeking to obtain additional financing through the issuance of debt or equity securities of the Company on a negotiated private placement basis with institutional and accredited investors. In this regard, the Company has been engaged in discussions with certain investors, however, as of the date of this filing, the Company has not reached any definitive agreement with any such investor regarding the specific terms of an investment in the Company.

         No assurance can be given that any form of additional financing will be available on terms acceptable to the Company that adequate financing will be obtained to meet its needs, or that such financing would not be dilutive to existing stockholders. Management believes it will need $2,000,000 to $3,000,000 to support its operations through the next twelve months.

3.       Loss Per Common Share

         Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the number of weighted average common shares outstanding. Diluted earnings per share are calculated by dividing the net loss attributable to common stockholders by the weighted average common shares, and when dilutive, by including options, warrants and convertible securities outstanding using the treasury stock method. There was no difference between basic and diluted loss per share for all periods presented, as the impact would have been antidilutive.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)
            NOTES TO INTERIM FINANCIAL STATEMENTS December 31, 1999,
                          and June 30, 2000 (Unaudited)

4.       Other Assets

                                                        December 31,   June 30,
                                                           1999          2000
                                                           ----          ----
          Deferred financing costs, less accumulated
               amortization of $215,189 and $245,679
               respectively.                              $64,811       $34,321

          Security deposits                                22,019        16,123
          Patents                                           4,534         6,204
                                                          -------       -------
                                                          $91,364       $56,648
                                                          =======       =======

5.        Accrued Liabilities

                                                        December 31,   June 30,
                                                           1999          2000
                                                           ----          ----
          Compensation                                   $136,044      $ 67,435
          Interest                                        151,430       190,725
          Shaar Fund Penalty (note 7)                     132,500       393,750
          Other                                            21,823        20,380
                                                         --------      --------
                                                         $441,797      $672,290
                                                         ========      ========

6.        Convertible Debentures

          During February 2000, $300,000 of principal was converted into 445,633 shares of common stock. The $837,408 balance outstanding under the convertible debentures is due June 30, 2001.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)
            NOTES TO INTERIM FINANCIAL STATEMENTS December 31, 1999,
                          and June 30, 2000 (Unaudited)


7.       Stockholders Equity

         The following summarizes option and warrant activity since December 31, 1999:

                                    Number of Shares
----------------------------------------------------------------------------------------------
                      Date of
                       Grant
                      Exercise
                      Canceled Or  1996        1999         Non-plan
                      Expiration   Plan        Plan         Options     Warrants       Total
----------------------------------------------------------------------------------------------
Balance, December 31, 1999       470,325      885,548    1,038,000       998,466     3,392,339
         Granted      01-15-00                              40,000                      40,000
                      02-15-00                              40,000                      40,000
                      03-15-00                              40,000                      40,000
                      03-17-00                                            67,500        67,500
                      04-15-00                              40,000                      40,000
                      05-15-00                100,000                                  100,000
                      05-15-00                              40,000                      40,000
                      06-13-00                                            50,000        50,000
                      06-15-00                              40,000                      40,000
                      06-23-00                                           400,000       400,000

         Exercised                    --           --           --            --            --
         Expired or Canceled    (222,935)    (472,612)    (407,000)           --    (1,102,547)
                                 -------    ---------    ---------    ----------    ----------
Balance, June 30, 2000           247,390      512,936      871,000     1,515,966     3,147,292
                                 =======    =========    =========    ==========    ==========
Available for grant,
         June 30, 2000           409,610    1,587,064           --            --     1,996,674
                                 =======    =========    =========    ==========    ==========

         Series A Convertible Preferred Stock

         On March 17, 2000 the Company completed a private placement of $675,000 face amount of its Series A Convertible Preferred Stock and a 5-year warrant to purchase 67,500 shares of Common Stock exercisable at $1.196 per share to the Fund. The Company received net proceeds of $185,000 after giving effect to a 33% discount ($225,000) to the face amount of the preferred stock, offering costs of $15,000, and the repayment of $250,000 in notes outstanding to the Fund. On July 9, 1999, the Company issued $1,312,500 face amount of its Series A Convertible Preferred Stock realizing gross proceeds of $875,000.

         The preferred shares provide for a 9% dividend payable semi-annually in arrears. At the option of the Company, the dividends are payable in kind through the issuance of additional shares of Company common stock. The preferred shares are immediately convertible into shares of common stock at a conversion price equal to the lesser of (a) 110% of the closing bid of the Company's common stock on July 8, 1999 or (b) a 22% discount to the average closing bid prices of the Company's common stock during the five trading day period prior to conversion. As of June 30, 2000, cumulative undeclared dividends were $130,600. The preferred shares are redeemable, in whole or in part, at the option of the Company at 100% of face value ($100 per share). The Company is obligated to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issuable upon conversion of the preferred shares or exercise of the warrants.

         In connection with these financings, the Company was obligated to file a registration statement with the SEC covering the resale of the shares of common stock issuable upon conversion of the preferred shares or the exercise of the warrant issued to the Fund. As of the date of this filing the Company has not filed the registration statement, has accrued a penalty of $393,750, and as of June 30, 2000 the Fund has not demanded payment of these amounts.

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

         Technological and Product Development. Although management believes that the Company's identification technology is one of the most advanced and discriminating fingerprint technologies available on the market today, the markets in which the Company competes are characterized by rapid technological change and evolving standards. In order to maintain its position in the market, the Company will continue to upgrade and refine its existing products and technologies. During the remainder of 2000, the Company will primarily focus on enhancing its identification technology for large database, Web based server authentication applications, including porting to multiple platforms and peer group reader technology. Successful development of this solution will require additional financing to which there can be no assurance.

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

         The Web based server authentication application is an integrated solution involving the sale of readers and the licensure of client and server based software to provide for reliable and cost effective user authentication in connection with the processing of e-commerce transactions. This solution is also intended to secure other general purpose Web site applications such as restricting access to specific Web pages or specific information contained on a Web-site. Successful execution of this initiative will require the development of enhanced software to provide an effective interface between client and server based software. In this connection, on July 10, 2000, the Company purchased from Aultimate Technology Marketing, Inc., an Internet Web-based Authentication Server software application that was developed to work with SAC's SACcat Biometric Technology. The Company is continuing to develop this software and is in discussion with potential users of such a solution. There can be no assurance that the Company will have the financial or human resources necessary to complete the development of the software necessary to effectuate this plan in a timely manner, if at all.

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

         Re-structure of Business Relationship with Jasper Consulting, Inc. On August 12, 2000 the Company entered into a mutual general release and a Definitive Agreement with Jasper Consulting, Inc. These agreements include the following material provisions; 1) all previous agreements between the parties and associated rights or obligations relative to such agreements were terminated; 2) all debt existing between the Parties was discharged; 3) all rights to FIDS Technology were assigned to Jasper Consulting, Inc.; 4) all rights to Vector Segment Technology ("VST"), STBS and Optic technology were assigned to SAC Technologies, Inc.; 5) a mutual general release of any and all past claims; (6) an obligation to enter into a license agreement regarding, VST within 120 days; and (7) the dismissal with prejudice of the outstanding litigation between the parties.

         The closing of the definitive agreement is conditioned upon delivery and testing of the FIDS's technology to the satisfaction of Jasper which is expected to occur as soon as reasonably practicable.

         To the extent the agreements vest the Company with sole ownership of VST, STBS and Optic Technology and permit the Company to sell or license its products and technologies in any market without payment of any fees or royalties to Jasper, the Company believes it is now better situated to commence the commercial distribution of its products and technologies.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2000 AS COMPARED TO JUNE 30, 1999

         Revenues

         Total revenues decreased $14,738 during the three months ended June 30, 2000 to $ 0 as compared to $14,738 for the three months ended June 30, 1999. Total revenues decreased $139,525 during the six months ended June 30, 2000 to $0 as compared to $139,525 for the same period in 1999.

         The product sales revenues realized of $39,525 during the six months ended June 30, 1999 consisted primarily of unit sales of SACcat systems as part of the licensing agreements that were signed during the quarter and to a lesser extent unit sales of SACMan Developer Toolkit Systems to entities developing or intending to develop applications which may utilize the Company's products and/or technology. Although the Company did not generate any product sales during the six months ended June 30, 2000, it will continue to market and have manufactured its standalone products on a special order basis for developers.

         Revenues from licensing fees decreased $100,000 during the six months ended June 30, 2000 to $ 0 as compared to $100,000 for the same period in 1999. These revenues represent payments under a licensing agreement with Sense Technologies, Inc. The Company did not enter into any licensing agreements during the six month period ended June 30, 2000. Although the Company is continuing to pursue its licensing program, there can be no assurance that the Company will have the marketing or financial resources to enter into any additional licensing agreements or that any such agreements will generate any meaningful revenues or earnings for the Company.

         Costs and Other Expenses

         Cost of product sold during the three months ending June 30, 2000 were $0 as compared to $75,276 during the three months ended June 30, 1999. Cost of product sales exceeded revenues from product sales by $60,538 during the three months ended June 30, 1999. Cost of product sold during the six months ending June 30, 2000 were $0 as compared to $112,702 during the six months ended June 30, 1999. The differences result from the fact that the Company did not manufacture or sell any products during the six months ended June 30, 2000. Cost of product sales exceeded revenues from product sales by $73,177 during the six months ended June 30, 1999. These negative gross margins were attributable to costs associated with the production of a limited amount of units. The Company intends to manufacture products on a special order basis and continues to explore means to reduce its current product costs, including purchasing certain imaging technology to replace some of its current optics components. No assurance can be given that the above objective will be achieved or if achieved, whether it will result in a reduction of product costs that will lead to the Company generating positive gross margins or becoming profitable.

         Selling, general and administrative expenses decreased $79,589 to $509,545 during the three months ended June 30, 2000 as compared to $580,134 for the corresponding period in 1999. Of the decrease, $48,605 was due to a decrease in salaries and wages for sales and administrative personnel, $100,000 was due to a one time funding fee in 1999, $89,903 was due to a reduction in selling expenses as the Company focused on the OEM licensing and Web based marketing model. These amounts were offset by an increase of $100,050 in administrative consulting services and an increase in amortization of $76,507 for the fair market value of warrants issued. Selling, general and administrative expenses decreased $192,185 to $875,848 during the six months ended June 30, 2000 as compared to $1,068,033 for the corresponding period in 1999. Of the decrease $157,947 was due to a decrease in salaries and wages, $171,877 was due to a reduction in selling expenses, $100,000 was due to a one time 1999 funding fee, and $87,237 was due to a decrease in employee related expenses. These amounts were offset by an increase of $203,850 in administrative consulting services and an increase of $229,733 for recording the Shaar registration penalty.

         In May 1999, the Company began to implement a cost reduction plan. The plan called for reductions in the areas of salaries, personnel and facility space requirements. The Company continues to review other areas within the organization to further reduce costs.

         Research and development expenses increased $198,761 to $405,572 during the three months ended June 30, 2000 as compared to $206,811 for the corresponding period in 1999. Of the increase, $196,000 was due to a purchase of the ATM Active X development tools and the ATM's E-Printz a web-based server authentication application. Research and development expenses increased $100,581 to $570,367 during the six months ended June 30, 2000 as compared to $469,786 for the corresponding period in 1999. Of the increase $196,000 was due to a one time purchase of ATM's Active-X development tools and ATM's E-Printz, and $37,793 was due to an increase in software sub-contracting costs. This increase was offset by a decrease of $160,482 in salaries and wages.

         Interest and other decreased $7,793 to $54 during the three months ended June 30, 2000 as compared to $7,847 during the three months ended June 30, 1999. The decrease was due to the decrease in the balance of certificates of deposit. Interest and other decreased $106,315 to ($767) during the six months ended June 30, 2000 as compared to $105,548 for the corresponding period in 1999. Of the decrease $90,000 was due to the sale of 600,000 shares common stock of Inter-Con P/c during the six months ended June 30, 1999 without a comparable transaction for the corresponding period ended June 30, 2000. The remaining decrease was due to the decrease in the balance of certificates of deposit.

         Interest expense decreased $49,855 to $42,375 during the three months ended June 30, 2000 as compared to $92,230 during the three months ended June 30, 1999 and decreased $204,533 to $60,371 during the six months ended June 30, 2000 as compared to $264,904 during the six months ended June 30, 1999 due to non-cash charges of for the intrinsic value of the beneficial conversion feature of the Convertible Debenture.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities during the three months ended June 30, 2000 was $523,660 and was principally due to operating losses. Net cash provided by investing activities during the same period was $5,349. Net cash provided by financing activities during the same period was $300,000 and was from cash received from net short term borrowing activities. Net cash used in operating activities during the six months ended June 30, 2000 was $918,801 and was principally due to operating losses. Net cash provided by investing activities during the same period was $4,226. Net cash provided by financing activities during the same period was $883,519 and was from cash received from net short term borrowing activities of $450,000 and the sale of preferred stock of $433,519.

         Working capital decreased $1,438,149 during the six months ended June 30, 2000 to ($2,180,878) as compared to ($742,729) as of December 31,
         1999.

         Since January 7, 1993 (date of inception), the Company's capital needs have been principally met as follows: (i) a May 1996 sale of $200,000 of convertible bridge notes and warrants to purchase 50,000 shares of common stock which were converted to Common Stock during mid-1996; (ii) a July 1996 $700,000 private placement of Common Stock; (iii) a February 1997 initial public offering of 2,420,000 shares of Common Stock at $3.00 per share which resulted in net proceeds of $6,220,331, after deduction of offering expenses; (iv) a June 1998 $2,500,000 private offering of a convertible debenture and detachable warrants;
         (v) a July 1999 $1,312,500 private offering of shares of the Series A convertible Preferred Stock and detachable warrants, resulting in net proceeds of $800,539 before repayment of debt; (vi) a March 2000 $675,000 private offering of shares of the Series A convertible Preferred Stock and detachable warrants, resulting in net proceeds of $435,000 before repayment of debt; (vii) a March 2000 unsecured bridge loan in the amount of $300,000 before repayment of debt; and (viii) a May 24, 2000 unsecured bridge loan in the amount of $300,000.

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

         The preferred shares provide for a 9% dividend payable semi-annually in arrears. At the option of the Company, the dividends are payable in kind through the issuance of additional shares of Company common stock. The preferred shares are immediately convertible into shares of common stock at a conversion price equal to the lesser of (a) 110% of the closing bid of the Company's common stock on July 8, 1999 or (b) a 22% discount to the average closing bid prices of the Company's common stock during the five trading day period prior to conversion. The preferred shares are redeemable, in whole or in part, at the option of the Company at 100% of face value ($100 per share). The Company was obligated to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issuable upon conversion of the preferred shares or exercise of the warrants by no later than on or about June 1, 2000 and to have such registration statement declared effective by no later than August 14, 2000. As of the date of this filing, the Company has not filed the registration statement, has accrued a penalty of $393,750 and as of June 30, 2000 the Fund has not demanded payment of these amounts. As of June 30, 2000, cumulative undeclared dividends were $130,600 which amount is payable in shares of restricted common stock.

         On March 31, 2000, the Company obtained a bridge loan from the Shaar Fund in the amount of $300,000. The loan bears interest at a rate of 10% per annum and was due on June 30, 2000. As of the date of this filing, the Fund has not demanded payment of these amounts.

         On May 24, 2000, the Company obtained a bridge loan from the Fund in the amount of $300,000. The loan bears interest at a rate of 10% per annum and is due on the earlier of November 30, 2000 or the Company completing a private equity financing resulting in gross proceeds to the Company of at least $1,250,000.

         As of the date of this filing the Company has minimal cash resources and is in need of substantial additional capital to maintain operations beyond the third quarter of 2000. Management is seeking to obtain additional financing through the issuance of additional debt or equity securities of the Company on a negotiated private placement basis to institutional and accredited investors. In this regard, the Company has been engaged in discussions with certain investors, however, as of the date of this Report, the Company has not reached any definitive agreement with any such investor regarding the specific terms of an investment in the Company.

         No assurance can be given that any form of additional financing will be available on terms acceptable to the Company that adequate financing will be obtained to meet its needs, or that such financing would not be dilutive to existing stockholders. Management believes it will need $2,000,000 to $3,000,000 to support its operations through the next twelve months.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On July 24, 2000, Jasper Consulting, Inc. ("Jasper") filed a complaint against Sac Technologies, Inc. ("the Company") in Minnesota State Court sitting in Beltrami County, Minnesota. The complaint was amended on August 9, 2000, to include additional claims.

Jasper alleges a breach of the April 26, 1996 licensing and marketing agreement (the "Agreement") by and between Jasper and the Company based on the Company's alleged failure to disclose to Jasper alleged improvements related to FIDS Technology, failure to pay license fees and disclosure of confidential information. Jasper seeks unspecified damages, attorney's fees and costs and a submission of the matter to binding arbitration before the American Arbitration Association in accordance with the terms of the Agreement. Jasper also alleges that the Company has unlawfully converted the FIDS Technology and alleged improvements thereto and seeks injunctive relief. In this connection, Jasper obtained a temporary restraining order (the "TRO") prohibiting the Company from obtaining access to the Company's safety deposit box in which the FIDS Technology, among other things, is being held. Jasper is also seeking an order to seize the FIDS Technology from the safety deposit box and compel the Company to deliver the FIDS Technology and certain related information to Jasper.

A hearing was originally scheduled for Thursday August 3, 2000 regarding Jasper's motion for seizure of the FIDS's Technology and other property. The Company sought and was granted an extension of the hearing date until August 14, 2000.

On August 12, 2000, the Company and Jasper entered into a mutual general release and settlement of this litigation and any and all other claims between them, the material terms of which are described elsewhere in this report. See Part I Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Restructure of Business Relationship with Jasper Consulting Ltd." Accordingly, the parties will present the court with a stipulation to settle, discontinue and end this claim.

ITEM 2.     CHANGES IN SECURITIES

         1. On April 15, May 15, June 15, 2000 the Company granted options to purchase 40,000 shares of Common Stock aggregating 120,000 shares to Bruce Nordin, an executive management consultant, at the closing market price of the Company's Common Stock on each date of grant. The options immediately exercisable were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder without payment of underwriting discounts or commissions to any person.

         2. On May 31, 2000 the Company granted options to purchase 100,002 shares of Common Stock to Jim Broseth, an investor relations consultant, at a strike price of $1.00 per share. The options are immediately exercisable and were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1993, as amended, pursuant to Section 4(2) thereunder without payment of underwriting, discounts or commission to any person.

         3. On June 13, 2000 the Company granted a five year warrant to purchase 50,000 shares of Common Stock to Advanced Technologies Integration, Inc. (ATI) at a strike price of $1.00 per share. The warrants vest and become exercisable in equal 20% increments based on the Company's acceptance of ATI deliverables in accordance with the June 13, 2000, Development Agreement between the parties. The warrants were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
         Section 4(2) thereunder without payment of underwriting discounts or commissions to any person.

         4. On July 10, 2000 the Company granted a four year warrant to purchase 400,000 shares of Common Stock to Aultimate Technology Marketing, Inc. at a strike price of $1.00 per share in connection with the acquisition of certain technology. The warrants immediately exercisable were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
         Section 4 (2) thereunder without payment of underwriting discounts or commissions to any person.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            1. As described elsewhere in this Report, the Company is currently in default with respect to the payment of the full principal amount due under the March 24, 2000 unsecured promissory note in the principal amount of $300,000 in favor of the Fund. As of the date of this Report, the Company has not made any payment under the note and the Fund has not demanded repayment.

            2. As of the date of this Report, the Company has cumulative undeclared dividends on its Series A 9% Convertible Preferred Stock in the amount of $130,600 which is payable in shares of restricted common stock.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  NONE

ITEM 5.     OTHER EVENTS

            1. Acquisition of E-printz Technology from ATM:

            Pursuant to a July 10, 2000 Technology Transfer Agreement with Aultimate Technology Marketing, Inc. ("ATM"), the Company acquired all rights to the Active X development tools and E-printz, an Internet Web-based Authentication Server application that was developed to work with SAC's SACcat Birometric Technology. Under the agreement, ATM transferred all rights to E-printz and the Active X development tools to the Company and all previous business agreements between the Parties and associated rights, liabilities or obligations relative to such agreements were terminated.

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

Dated: August 14, 2000                    SAC Technologies, Inc.


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