Form 10QSB
period 2000-09-30
SAC TECHNOLOGIES INC
filed 2000-11-14
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
         ACT OF 1934

                      For the Quarter Ended September 30, 2000

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

         Shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of November 10, 2000: 9,966,724.

                             SAC TECHNOLOGIES, INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

     Item 1 - Financial Statements

          Balance sheets as of December 31, 1999 and September 30, 2000........3

          Statements of operations for the three months ended
                September 30, 1999 and 2000, nine months ended September
                30, 1999 and 2000, and January 7, 1993 (date of inception)
                through September 30, 2000.....................................4

          Statements of cash flows for the nine months ended September
                30, 1999 and 2000, and January 7, 1993 (date of inception)
                through September 30, 2000.................................... 5

          Notes to interim financial statements................................6

     Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations........................................9

PART II. OTHER INFORMATION

     Item 1  -  Legal proceedings.............................................15
     Item 2  -  Changes in Securities and Use of Proceeds.....................15
     Item 3  -  Defaults Upon Senior Securities...............................15
     Item 4  -  Submission of Matters to a Vote of Security Holders...........15
     Item 5  -  Other Events..................................................15
     Item 6  -  Exhibits and Reports on Form 8-K..............................16

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)
                                 BALANCE SHEETS

                                                                   December 31,      September 30,
                                                                       1999              2000
                                                                   ------------      ------------
                  ASSETS                                                              (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                        $    101,152      $     24,568
     Accounts receivable, less allowance
     for doubtful receivables                                            13,331             7,100
     Inventories                                                         32,500            31,850
     Prepaid expenses                                                    43,120            29,262
                                                                   ------------      ------------

          Total current assets                                          190,103            92,780

EQUIPMENT AND FURNITURE AND FIXTURES - AT COST,
     less accumulated depreciation                                       79,257            43,771

OTHER ASSETS (note 4)                                                    91,364            44,952
                                                                   ------------      ------------

                                                                   $    360,724      $    181,503
                                                                   ============      ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Note Payable (note 2)                                         $    150,000      $    850,000
     Current Maturities of Convertible Debentures                            --           791,840
     Accounts payable                                                   341,035           381,036
     Accrued liabilities (note 5)                                       441,797           909,949
                                                                   ------------      ------------

          Total current liabilities                                     932,832         2,932,825

Convertible debentures, less discount
          of $46,246 and $16,160, less
          current maturities (note 6)                                 1,111,754                --

COMMITMENTS AND CONTINGENCIES                                                --                --

STOCKHOLDERS' EQUITY (DEFICIT) (notes 6 and 7)
 Preferred stock - authorized, 5,000,000 shares
          of $ .01 par value: 50,000 designated as
          Series A 9% Convertible (liquidation
          preference of $100 per share); issued and
          outstanding, 13,125 and 19,875, respectively                      131               199
Common stock - authorized, 20,000,000 shares
          of $.01 par value; issued and outstanding,
          9,106,257 and 9,658,273 shares, respectively                   91,063            96,583
Additional contributed capital                                       11,473,269        12,782,365
Deficit accumulated during the development stage                    (13,248,325)      (15,630,469)
                                                                   ------------      ------------
                                                                     (1,683,862)       (2,751,322)
                                                                   ------------      ------------

                                                                   $    360,724      $    181,503
                                                                   ============      ============

See accompanying notes to interim financial statements.

                            SAC Technologies, Inc.
                   (a Corporation in the Development Stage)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                         January 7,
                                                                                                         1993 (date
                                                                                                        of inception)
                                             Three months                      Nine months                through
                                          ended September 30,              ended September 30,          September 30,
                                    -----------------------------     -----------------------------     ------------
                                        1999             2000             1999             2000             2000
                                    ------------     ------------     ------------     ------------     ------------
Revenues
     Product sales                  $      1,987     $      1,690     $     41,512     $      1,690     $    579,074
     Licensing fees                           --               --          100,000               --          100,000
     Reimbursed research
       and development                        --               --               --               --          284,506
     Technical support
       and other services                     --               --               --               --          429,885
                                    ------------     ------------     ------------     ------------     ------------
                                           1,987            1,690          141,512            1,690        1,393,465
Costs and other expenses
     Cost of product sales               162,808              650          275,510              650        1,737,545
     Cost of technical support
       and other services                     --               --               --               --          237,317
     Selling, general
       and administrative                670,794          524,541        1,738.827        1,400,389        9,660,191
     Research, development
       and engineering                   241,951          313,859          711,737          884,226        4,606,174
                                    ------------     ------------     ------------     ------------     ------------
                                       1,075,553          839,050        2,726,074        2,285,265       16,241,227
                                    ------------     ------------     ------------     ------------     ------------

         Operating loss               (1,073,566)        (837,360)      (2,584,562)      (2,283,575)     (14,847,762)

Other income (expense)
     Interest income and other             2,598               51          108,146             (716)         508,420
     Interest expense                    (29,789)         (37,482)        (294,693)         (97,852)        (968,029)
                                    ------------     ------------     ------------     ------------     ------------
                                         (27,191)         (37,431)        (186,547)         (98,568)        (459,609)
                                    ------------     ------------     ------------     ------------     ------------

         NET LOSS                     (1,100,757)        (874,791)      (2,771,109)      (2,382,143)     (15,307,371)

Other comprehensive income
         Unrealized gain (loss)
         On available -for- sale
         securities                     (800,000)              --          100,000               --               --
                                    ------------     ------------     ------------     ------------     ------------
Comprehensive loss                  $ (1,900,757)    $   (874,791)    $ (2,671,109)    $ (2,382,143)    $(15,307,371)
                                    ============     ============     ============     ============     ============
Loss applicable to
  Common shareholders

  Net loss above                    $ (1,100,757)    $   (874,791)    $ (2,771,109)    $ (2,382,143)    $(15,307,371)

Series A convertible preferred
  stock dividend
  and accretion                         (311,568)         (44,900)        (311,568)        (259,900)        (601,500)
                                    ------------     ------------     ------------     ------------     ------------
Loss applicable to common
  stockholders                      $ (1,412,325)    $   (919,691)    $ (3,082,677)    $ (2,642,043)    $(15,908,871)
                                    ============     ============     ============     ============     ============
Basic and diluted loss
  Per common share                  $       (.13)    $       (.09)    $       (.34)    $       (.25)    $      (2.52)

Series A convertible preferred
  Stock dividend and accretion              (.03)            (.01)            (.04)            (.03)            (.10)
                                    ------------     ------------     ------------     ------------     ------------
Loss per
  Common share                      $       (.16)    $       (.10)    $       (.38)    $       (.28)    $      (2.62)
                                    ============     ============     ============     ============     ============
Weighted average number of
  common shares outstanding            8,640,600        9,598,143        8,089,936        9,476,895        6,062,621
                                    ============     ============     ============     ============     ============

See accompanying notes to interim financial statements

                            SAC Technologies, Inc.
                   (a Corporation in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 January 7,
                                                                                 1993 (date
                                                                                of inception)
                                                      Nine Months                 through
                                                   ended September 30,          September 30,
                                              -----------------------------     -------------
                                                  1999             2000              2000
                                              ------------     ------------     ------------
Increase (Decrease) in Cash
  and Cash Equivalents
Cash flows from operating activities
     Net loss                                 $ (2,771,109)    $ (2,382,143)    $(15,307,371)
     Adjustments to reconcile
       net loss to net cash used
       in operating activities:
           Depreciation                             39,002           35,486          199,142
           Amortization                            491,173           72,273        1,152,192
     Allowance for uncollectible
       receivables                                  58,500               --               --
     Write-down of inventory                       105,000               --          883,515
     Write-down of deferred
       financing costs                                  --               --          132,977
     Gain on sale of
       Inter-Con/PC stock                               --               --         (190,000)
     Non-cash option and
       warrant issuances                           164,000          531,165        1,316,915
     Other                                              --               --          (18,490)
     Change in assets and liabilities:
           Accounts receivable                    (102,415)           6,231           (7,100)
           Inventories                             107,510              650         (915,365)
           Prepaid expenses                         55,014           13,858          (29,262)
           Accounts payable                       (109,063)          40,000          381,036
           Accrued liabilities                      68,422          468,151          920,907
           Deferred revenue                         60,000               --               --
                                              ------------     ------------     ------------
                                                   937,143        1,167,814        3,826,467
                                              ------------     ------------     ------------
     Net cash used in operating activities      (1,833,966)      (1,214,329)     (11,480,904)

Cash flows from investing activities
           Capital expenditures                     (4,875)              --         (242,913)
           Security deposits                       (15,000)           5,896          (16,123)
           Proceeds from sales
             of Inter-Con/PC stock                      --               --          190,000
           Patents and trademarks                       --           (1,670)          (6,204)
                                              ------------     ------------     ------------
     Net cash provided by (used in)
       investing activities                        (19,875)           4,226          (75,240)

Cash flows from
  financing activities
     Net proceeds under
       short-term borrowing
       agreements                                       --          700,000          908,000
     Issuance of convertible
       debentures                                       --               --        1,775,000
     Issuance of warrants and
       convertible debentures discount                  --               --          884,000
     Deferred financing costs                           --               --         (312,977)
     Exercise of stock options                      28,500               --          190,799
     Sales of common and
       preferred stock                             872,539          433,519        8,273,890
     Redemption of common
       Stock issuance of
       convertible debentures                           --               --         (138,000)
                                              ------------     ------------     ------------
     Net cash provided by
       financing activities                        901,039        1,133,519       11,580,712
                                              ------------     ------------     ------------
Net increase (decrease) in
  cash and cash equivalents                       (952,802)         (76,584)          24,568
Cash and cash equivalents,
  at beginning of period                         1,063,616          101,152               --
                                              ------------     ------------     ------------
Cash and cash equivalents,
  at end of period                            $    110,814     $     24,568     $     24,568
                                              ============     ============     ============

See accompanying notes to interim financial statements.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
              December 31, 1999, and September 30, 2000 (Unaudited)

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

2.       Liquidity and Capital Resource Matters

         Broad commercial acceptance of the Company's products by customers and end users is critical to the Company's success and ability to generate revenues. The Company has limited sales to date, and has accumulated losses since inception of $15,307,371 of which $874,791 was incurred during the quarter ended September 30, 2000. The Company believes operating losses will continue for the foreseeable future.

         On March 31, 2000, the Company obtained a short term loan from the Shaar Fund Ltd. (the "Fund") in the amount of $300,000. The loan bears Interest at a rate of 10% per annum and was due on June 30, 2000. The Fund waived the event of default and extended the maturity date until the earlier of December 31, 2000 or the Company completing a private equity financing resulting in gross proceeds of $1,250,000.


         Between May 24 and November 8, 2000 the Company obtained short term loans from the Fund in the aggregate principal amount of $900,000. The loans bear interest at the rate of 10% per annum and are due on the earlier of December 31, 2000, or the Company completing a private equity financing resulting in gross proceeds of at least $1,250,000.

         As of the date of this filing the Company has minimal cash resources and is in need of substantial additional capital to maintain operations beyond the end of the fourth quarter of 2000. The Company is seeking to obtain additional financing through the issuance of debt or equity securities of the Company on a negotiated private placement basis with institutional and accredited investors. In this regard, the Company has been engaged in discussions with certain investors, including the Fund regarding an equity investment of between $1.25 and $3.6 million. In connection with this proposed financing, the Company and the Fund have discussed amending certain provisions of the outstanding debentures and preferred stock as well as a waiver of the penalty associated with the Fund's registration rights regarding the shares issuable upon conversion of the preferred shares described below. However, as of the date of this filing, the Company has not reached any definitive agreement with any such investor regarding the specific terms of an investment in the Company.

         No assurance can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained to meet its needs, or that such financing would not be dilutive to existing stockholders. Management believes it will need $2,000,000 to $3,000,000 to support its operations through the next twelve months.

3.       Loss Per Common Share

         Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the number of weighted average common shares outstanding. Diluted earnings per share are calculated by dividing the net loss attributable to common stockholders by the weighted average common shares, and when dilutive, by including options, warrants and convertible securities outstanding using the treasury stock method. There was no difference between basic and diluted loss per share for all periods presented, because the impact of including options, warrants and convertible securities would be antidilutive.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
              December 31, 1999, and September 30, 2000 (Unaudited)

4.       Other Assets

                                                    December 31,  September 30,
                                                       1999           2000
                                                       ----           ----
         Deferred financing costs, less accumulated
              amortization                            $64,811        $22,624
         Security deposits                             22,019         16,123
         Patents                                        4,534          6,205
                                                      -------        -------
                                                      $91,364        $44,952
                                                      =======        =======

5.       Accrued Liabilities

                                                    December 31,  September 30,
                                                       1999           2000
                                                       ----           ----
         Compensation                                $136,044       $ 76,237
         Interest                                     151,430        219,196
         Shaar Fund Penalty                           132,500        584,750
         Other                                         21,823         29,766
                                                     --------       --------
                                                     $441,797       $909,949
                                                      ========       ========

6.       Convertible Debentures

         During February 2000, the Fund converted $300,000 of convertible debentures into 445,633 shares of common stock. In August 2000, the Fund converted $50,000 of convertible debentures into 106,383 shares of common stock and in October 2000, the Fund converted $200,000 of convertible debenture into 308,451 shares of common stock. The balance outstanding under the convertible debentures is due June 2001.

                             SAC Technologies, Inc.
                    (a Corporation in the Development Stage)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
             December 31, 1999, and September 30, 2000 (Unaudited)


7.       Stockholders Equity

         The following summarizes option activity since December 31, 1999:

                                                Number of Shares
---------------------------------------------------------------------------------------------------------------
                             Date of
                             Grant
                             Exercise
                             Or                1996         1999         Non-Plan
                             Expiration        Plan         Plan          Options        Warrants       Total
---------------------------------------------------------------------------------------------------------------
           Balance, December 31, 1999        470,325        885,548      1,038,000        998,466     3,392,339
                    Granted                  100,000        480,000        517,500      1,097,500
                    Exercised                     --             --             --             --            --
                    Canceled                (310,945)      (618,879)      (407,000)            --    (1,336,824)
                                          ----------     ----------     ----------     ----------    ----------
           Balance, September 30, 2000       159,380        366,669      1,111,000      1,515,966     3,153,015
                                          ==========     ==========     ==========     ==========    ==========
           Available for grant,
                    September 30, 2000       497,620      1,733,331             --             --     2,230,951
                                          ==========     ==========     ==========     ==========    ==========

         Series A Convertible Preferred Stock

         On March 17, 2000 the Company completed a private placement of $675,000 face amount of its Series A Convertible Preferred Stock and a 5-year warrant to purchase 67,500 shares of Common Stock exercisable at $1.196 per share to the Fund. The Company received net proceeds of $185,000 after giving effect to a 33% discount ($225,000) to the face amount of the preferred stock, offering costs of $15,000 and the repayment of $250,000 in notes outstanding to the Fund. On July 9, 1999, the Company issued $1,312,500 face amount of its Series A Convertible Preferred Stock realizing gross proceeds of $875,000.

         The preferred shares provide for a 9% dividend payable semi-annually in arrears. At the option of the Company, the dividends are payable in kind through the issuance of additional shares of Company common stock. As of September 30, 2000, dividends in arrears totaled approximately $175,000. The preferred shares are immediately convertible into shares of common stock at a conversion price equal to the lesser of (a) 110% of the closing bid of the Company's common stock on the date of issuance or (b) a 22% discount to the average closing bid prices of the Company's common stock during the five trading day period prior to conversion. The preferred shares are redeemable, in whole or in part, at the option of the Company at 100% of face value ($100 per share).

         In connection with these financings, the Company was obligated to file a registration statement with the SEC covering the resale of the shares of common stock issuable upon conversion of the preferred shares or the exercise of the warrant issued to the Fund. As of the date of this filing the Company has not filed the registration statement, has accrued a penalty of $584,750, and as of September 30, 2000 the Fund has not demanded payment of these amounts.

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

OVERVIEW

         The Company's initial goal was to develop automated fingerprint identification products which were portable, easily integrated with existing applications and affordable for mass commercialization and distribution through OEMs, distributors and to a lesser degree, system integrators in the computer network, general access control and other markets. This included the development of the SACcat and sixth generation readers. During the last two fiscal years, the Company has pursued an OEM licensing program and more recently is developing an integrated Web based biometric authentication system.

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

         Product Sales and Licensing Agreements.

         The Company will continue to market and manufacture its stand-alone products on a special order basis. As of the date of this filing, the Company does not have any orders for any material amount of product.

         During the last fiscal year, the evolution of the Company's technology has allowed it to shift its focus from product development to the licensing of its core technology to OEMs. During February 1999, the Company signed a non-exclusive OEM Licensing agreement with Sense Technologies, Inc. primarily for time clock applications. The agreement provides for a one-time licensing fee of $100,000, of which $37,000 has been paid to date, and $62,500 has been reserved for, with a minimum annual pre-purchase (non-refundable) royalty of $50,000 payable through November 1999, which has not been collected or recorded as of the date of this filing. The Company is obligated to deliver physical product specifications under the agreement. As of the date of this filing, this is the only license agreement to which the Company is a party.

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

         Web Based Biometric Authentication Solution.

         Recognizing the exponential growth in electronic commerce and related security concerns, during 2000 the Company has been actively positioning its technology development for the licensing of a Web based biometric authentication software solution to e-commerce and other companies which rely on Web based transactions. This initiative has involved transitioning the Company's technology to focus on identification applications for large databases and Web based server authentication applications, including porting to multiple platforms and peer group reader technology. These efforts have resulted in the de-coupling of the core identification algorithm from the reader technology providing for the algorithm to be utilized with other readers available from other manufacturers. This development has allowed the Company to explore the licensing of the IDME reader to third party manufacturers. The Company believes that the versatility provided by the de-coupling of the identification algorithm and reader technology will facilitate the pursuit of licensing Web based server authentication applications.

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

         Termination of Certain Strategic Alliance and Distributor Agreements.

         Commencing during the fourth quarter of 1997, the Company entered into various agreements which were intended to allow the Company to incorporate synergistic technologies consisting of voice and facial recognition, encryption, desktop configuration, security and video conferencing capabilities for utilization with its products. These alliances were typically with development stage technology companies. At this time, the Company is no longer pursuing the joint marketing and development of technologies with these companies including Keyware Technologies, Inc.(voice recognition), Miros, Inc.(face recognition) and Pinnacle Technology,Inc. (Desktop configuration). In addition, the Company has terminated distributor, and license agreements with Baraka Intercon, CompuMark (LLC), and OPUS Technologies, Inc.

         Re-structure of Business Relationship with Jasper Consulting, Inc.

         On August 12, 2000 the Company entered into a mutual general release and a Definitive Agreement with Jasper Consulting, Inc. These agreements include the following material provisions; 1) all previous agreements between the parties and associated rights or obligations relative to such agreements were terminated: 2) all debt existing between the parties was discharged; 3) all rights to FIDS Technology were assigned to Jasper Consulting, Inc.; 4) all rights to Vector Segment Technology ("VST"), STBS and Optic technology were assigned to SAC Technologies, Inc.; 5) a mutual general release of any and all past claims; 6) an obligations to enter into license agreement regarding, VST within 120 days; and 7) the dismissal with prejudice of the outstanding litigation between the parties. To the extent the agreements vest the Company with sole ownership of VST, STBS and Optic Technology and permit the Company to sell or license its products and technologies in any market without payment of any fees or royalties to Jasper, the Company believes it is now better situated to commence the commercial distribution of its products and technologies.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED THREE AND NINE MONTHS ENDED TO SEPTEMBER 30, 1999

         Revenues

         The Company is a development stage corporation. Accordingly, the Company does not have significant sales revenue. During the nine months ended September 30, 1999, the Company recognized the sale of certain licensing rights for $100,000.

         Costs and Other Expenses

         The Company is a development stage corporation. Accordingly, the Company does not have significant product sales nor significant costs of products sold. The Company's limited product sales have been at negative gross margins. These negative gross margins were attributable to costs associated with the production of a limited amount of units. The Company intends to manufacture products on a special order basis and continues to explore means to reduce its current product costs, including purchasing certain imaging technology to replace some of its current optics components. No assurance can be given that the above objective will be achieved or if achieved, whether it will result in a reduction of product costs that will lead to the Company generating positive gross margins or becoming profitable.

         Selling, general and administrative expenses decreased $146,253 to $524,541 during the three months ended September 30, 2000 as compared to $670,794 for the corresponding period in 1999. Of the decrease, $54,908 was due to a decrease in salaries and wages for sales and administrative personnel, $83,660 was due to a one-time receivable write-off in 1999, $209,429 was due to a reduction in selling expenses as the Company focused on the OEM licensing and Web based marketing model, and $66,000 was due to a one-time employee settlement in 1999. These amounts were offset by an increase of $109,365 in administrative consulting services and $216,000 for recording a Shaar Fund registration penalty. Selling, general and administrative expenses decreased $338,438 to $1,400,389 during the nine months ended September 30, 2000 as compared to $1,738,827 for the corresponding period in 1999. Of the decrease, $249,221 was due to a decrease in salaries and wages, $168,889 was due to a reduction in selling expenses, $83,660 was due to a one-time write-off of a receivable in 1999, $142,608 was due to a decrease in operating expenses, $169,335 was due to a decrease in professional services, and $66,000 was due to a one time employee settlement. These amounts were offset by an increase of $313,700 in administrative consulting services and an increase of $452,250 for recording the Shaar registration penalty.

         In May 1999, the Company began to implement a cost reduction plan. The plan called for reductions in the areas of salaries, personnel and facility space requirements. The Company continues to review other areas within the organization to further reduce costs.

         Research, development, and engineering expenses increased $71,908 to $313,859 During the three months ended September 30, 2000 as compared to $241,951 for the corresponding period in 1999. Of the increase, $17,997 was due to additional development personnel, and $123,432 was due to an increase in software sub-contracting costs. This increase was offset by the $73,428 write-off in 1999 of certain technology developed with Pinnacle. Research and development expenses increased $172,489 to $884,221 during the nine months ended September 30, 2000 as compared to $711,737 for the corresponding period in 1999. Of the increase $196,000 was due to a one-time purchase of ATM's Active-X development tools and ATM's E-Printz, and $130,158 was due to an increase in software sub-contracting costs. This increase was offset by a decrease of $154,464 in salaries and wages. The increase in software subcontracting costs during 2000 relates to the development of the Web authentication solution.

         Interest income and other income (expense) decreased $108,862 to ($716) during the nine months ended September 30, 2000 as compared to $108,146 for the corresponding period in 1999, $90,000 relates to the gain on sale of 600,000 shares of common stock of Inter-Con P/c during the nine months ended September 30, 1999.

         Interest expense increased $7,693 to $37,482 during the three months ended September 30, 2000 as compared to $29,789 during the three months ended September 30, 1999 due to the increase in short term notes payable to the Fund. Interest decreased $196,841 to $97,852 during the nine months ended September 30, 2000 as compared to $294,693 during the nine months ended September 30, 1999 due to non-cash charges during 1999 for the intrinsic value of the beneficial conversion feature of the Convertible Debentures.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities during the nine months ended September 30, 2000 was $1,214,329 compared to $1,833,966 during the same period in 1999. The primary use of cash for both years was to fund the net loss. Net cash provided by investing activities for the first nine months of 2000 was $4,226 compared to a net use of cash of 419,875 for the prior period. Net cash provided by financing activities during the first nine months of 2000 was $1,133,519 compared to $901,039 in the prior period and was principally from cash received from net short term borrowing activities of $700,000 in 2000 and the sale of preferred stock.

         Working capital deficit increased 2,097,316 during the nine months ended September 30, 2000 to ($2,840,045) as compared to ($742,729) as of December 31, 1999.

         The Company's capital needs have been principally met through proceeds from the sale of debt and equity securities.

         The Company does not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

         On June 30, 1998, the Company sold to Shaar Fund, Ltd., an international investment fund and principal stockholder of the Company (the "Fund") $2,500,000 of 5% Convertible Debenture due June 30, 2001 (the "Convertible Debenture"). The Convertible Debenture is convertible into shares of the Company's Common Stock at a conversion price equal to the lesser of (i) $7.15; or (ii) the average closing bid price of the Company's Common Stock for a five-day period ending the day prior to the notice of conversion multiplied by a discount factor of 22%. The Convertible Debenture is redeemable at the option of the Company under certain circumstances. Interest is payable quarterly in arrears, and at the option of the Company, is payable in-kind through the issuance of additional shares of the Company's Common Stock at the conversion price. As of the date of this filing, $1,892,000 principal amount of Convertible Debentures has been converted into an aggregate of 2,429,857 shares of Common Stock. The Convertible Debenture agreement contains certain anti dilution and conversion price adjustment provisions if certain events occur. In the event of repayment, the Company is subject to certain repayment costs of up to 24% of the principal amount repaid.

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

         The preferred shares provide for a 9% dividend payable semi-annually in arrears. At the option of the Company, the dividends are payable in kind through the issuance of additional shares of Company common stock. The preferred shares are immediately convertible into shares of common stock at a conversion price equal to the lesser of (a) 110% of the closing bid of the Company's common stock on the date of issuance or
         (b) a 22% discount to the average closing bid prices of the Company's common stock during the five trading day period prior to conversion. The preferred shares are redeemable, in whole or in part, at the option of the Company at 100% of face value ($100 per share). The Company was obligated to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issuable upon conversion of the preferred shares or exercise of the warrants by no later than on or about June 1, 2000 and to have such registration statement declared effective by no later than August 14, 2000. As of the date of this filing, the Company has not filed the registration statement, has accrued a penalty of $584,750 payable to the Fund. The Fund has not demanded payment of these amounts. As of September 30, 2000, cumulative undeclared dividends were $175,000.

         On March 31, 2000, the Company obtained a short term loan from the Fund in the amount of $300,000. The loan bears interest at a rate of 10% per annum and was due on June 30, 2000. The Fund waived the event of default and extended the maturity date until the earlier of December 31, 2000, or the Company completing a private equity financing resulting in gross proceeds of $1,250,000.

         Between May 24 and November 8, 2000, the Company obtained short term loans from the Fund in the aggregate principal amount of $900,000. The loans bear interest at the rate of 10% per annum and are due on the earlier of December 31, 2000, or the Company completing a private equity financing resulting in gross proceeds of at least $1,250,000.

         As of the date of this filing the Company has minimal cash resources and is in need of substantial additional capital to maintain operations beyond the fourth quarter of 2000. Management is seeking to obtain additional financing through the issuance of additional debt or equity securities of the Company on a negotiated private placement basis to institutional and accredited investors. In this regard, the Company has been engaged in discussions with certain investors, including the Fund, regarding an equity investment of between $1.25 and $3.6 million. In connection with this proposed financing, the Company and the Fund have discussed amending certain provisions of the outstanding debentures and preferred stock as well as a waiver of the penalty associated with the Fund's registration rights regarding the shares issuable upon conversion of the preferred shares described above. However, as of the date of this filing, the Company has not reached any definitive agreement with any such investor regarding the specific terms of an investment in the Company.

         No assurance can be given that any form of additional financing will be available on terms acceptable to the Company that adequate financing will be obtained to meet its needs, or that such financing would not be dilutive to existing stockholders. Management believes it will need $2,000,000 to $3,000,000 to support its operations through the next twelve months.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  NONE



ITEM 2.  CHANGES IN SECURITIES

         1. During the three months ended November 30, 2000, the Company granted non-plan options to Bruce Nordin, an executive management consultant, to purchase 140,000 shares of common stock with strike prices equal to the closing market price of the Company's common stock on the dates of grant. The options, immediately exercisable, were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder without payment of underwriting discounts or commissions to any person.

         2. On September 29, 2000, the Company granted options to purchase 100,000 shares of Common Stock at an exercise price of $1.00 to Barrs Lewis, an administrative consultant. The options are immediately exercisable, were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4 (2) thereunder without payment of underwriting discounts or commissions to any person.

         3. On October 13, 2000 the Company issued 308,451 shares of restricted common stock to the Fund in consideration of the conversion of $200,000 of principal amount due under the Debentures. The shares were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
         Section 4(2) thereunder without payment of underwriting discounts or commissions to any person.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of the date of this Report, the Company has cumulative undeclared dividends on its Series A 9% Convertible Preferred stock in the amount of $175,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  NONE

ITEM 5.  OTHER EVENTS

         On November 13, 2000, the Company entered into a two (2) year employment agreement with Jeffry Brown to serve as the President of the Company. Mr. Brown has served as a director of the Company since November 23, 1999. The employment agreement provides for an annual base salary of $144,000, an annual discretionary bonus equal to up to 50% of Mr. Brown's base salary and standard and customary benefits, including the right to participate in any and all options or other employee incentive plans of the Company. The agreement also contains standard and customary work made for hire, confidentiality, non-compete and non-solicitation provisions which prohibit Mr. Brown from engaging in certain activities during the term of the agreement and for the one year period thereafter. The Agreement may be terminated by the Company at any time with or without cause. If the agreement is terminated without cause, the Company is obligated to continue Mr. Brown's salary for a period of nine (9) months and options to purchase up to 150,003 shares of Common Stock shall immediately vest and become exercisable. In recognition of the nearly full time attention Mr. Brown has provided the Company in recent months, the agreement also provides for a $24,000 signing bonus.

         In connection with the employment agreement, the Company granted options to Mr. Brown to purchase 580,000 shares of common stock at an exercise price of $.6875 per share, the closing market price on the date of grant. Options to purchase 180,000 shares vested upon issuance and the remainder vest in equal monthly installments over the next two years. 300,000 of the options were issued under the Company's 1999 Stock Incentive Plan.

ITEM 6.  EXHIBITS

         (a)      Exhibits

                  Exhibit No.     Exhibit
                  -----------     -------
                   10.25          Employment Agreement dated November 13, 2000
                                  by and between the Registrant and Jeffry R.
                                  Brown

                   10.26 Option To Purchase 280,000 shares of Common Stock issued to Jeffry R. Brown

                   10.27 Non Qualified Stock Option Agreement Under the Registrant's 1999 Stock Option Plan to purchase 300,000 shares of Common Stock issued to Jeffry R. Brown

                   27             Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2000                    SAC Technologies, Inc.


                                       /s/ Barry Wendt
                                       --------------
                                       Barry Wendt, Chief Executive Officer

                                       /s/ Gary Wendt
                                       --------------
                                       Gary Wendt, Chief Financial Officer

Exhibit No.      Exhibit
-----------      -------

10.25 Employment Agreement dated November 13, 2000 by and between the Registrant and Jeffry R.
                 Brown

10.26            Option To Purchase 280,000 shares of Common
                 Stock issued to Jeffry R. Brown

10.27            Non Qualified Stock Option Agreement Under the
                 Registrant's 1999 Stock Option Plan to
                 purchase 300,000 shares of Common Stock issued to Jeffry R. Brown

27               Financial Data Schedule