Form 10KSB40
period 2000-12-31
SAC TECHNOLOGIES INC
filed 2001-04-02
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                         COMMISSION FILE NUMBER 1-13463

                             SAC TECHNOLOGIES, INC.

                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

              MINNESOTA                                  41-1741861
              ---------                                  ----------
    (State or other jurisdiction of         (IRS Employer Identification Number)
     Incorporation of organization

            1285 CORPORATE CENTER DRIVE, SUITE #175, EAGAN, MN 55121
               (Address of Principal Executive Offices) (Zip Code)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (651)-687-0414

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     TITLE OF EACH CLASS                    NAME OF EXCHANGE ON WHICH REGISTERED
Common Stock, $0.01 par value per share                     None

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. _X_

         State issuer's revenues for its most recent fiscal year: $0.00

         The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sale price of the registrant' common stock as reported on the OTC Bulletin Board on March 26, 2001 was $2,676,520. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included in the figure is not an affiliate, and any such admission is hereby disclaimed. The information provided is solely for the record keeping purposes of the Securities and Exchange Commission.

         As of March 26, 2001, 10,706,967 shares of the registrant's Common Stock were outstanding.

         Transitional Small Business Disclosure Formats (check one):

         Yes ___   No _X_


                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                     PART I

                    PRIVATE SECURITIES LITIGATION REFORM ACT

         The information contained in this Annual Report on Form 10-KSB and in other public statements by the Company and Company officers or directors includes or may contain certain forward-looking statements. When used in this Report or in such statements, the words "estimate," "project," "intends," "expects," "believes" and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those included within the forward-looking statements. Such factors include, among others, those described under the caption "RISK FACTORS" in Item I of this Report. Additional factors are described in the Company's other public reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         SAC Technologies, Inc., a Minnesota corporation (the "Company"), was incorporated in 1993 for the purpose of developing an automated fingerprint identification system in accordance with the terms of a development agreement ("Development Agreement") with Jasper Consulting, Inc. ("Jasper"). The Development Agreement provided for Jasper to fund the Company's development of certain fingerprint identification technology ("FIDS Technology") in consideration of the Company assigning to Jasper any right to patent the FIDS Technology. During the fall of 1993, the Company completed the initial development of the FIDS Technology and Jasper filed patent applications with the United States Patent and Trademark Office covering the technology. Thereafter, the Company purchased certain optic technology (the "Optic Technology") from Richard T. Fiskum, a former director and executive officer and currently a principal stockholder of the Company, and developed Sac Technologies Biometric Solution ("STBS"), the technological process by which FIDS and the Optic Technology are combined to create an automated process of analyzing, imaging, identifying and verifying a person's fingerprint.

         Thereafter, the Company entered into a worldwide license agreement with Jasper for use of the FIDS Technology and Optic Technology in all access control markets, with Jasper obtaining the right to use the FIDS Technology and Optic Technology in all other markets including, specifically, the financial services, law enforcement and government markets. The license agreement provided for each company to pay royalties to the other for products sold in their respective markets and a percentage of licensing fees associated with licensing of the technology in their respective markets.

         Since the initial development of the FIDS Technology, the Company has developed its own proprietary fingerprint identification technology known as Vector Segment Technology ("VST").

         On August 12, 2000 the Company and Jasper entered into a mutual general release and definitive agreement. These agreements included the following material provisions: 1) termination of all previous agreements between the parties and associated rights or obligations relative to such agreements; 2) discharge of all debt existing between the parties; 3) the Company's assignment of all rights to FIDS Technology to Jasper; 4) Jasper's assignment of all rights to VST, STBS and Optic Technology to the Company; 5) a mutual general release of any and all past claims; 6) an obligation to begin negotiations regarding the licensing of VST to Jasper; and 7) the dismissal with prejudice of the outstanding litigation between the parties. To the extent the agreements vest the Company with sole ownership of VST, STBS and Optic Technology and permit the Company to sell or license its products and technologies in any market without payment of any fees or royalties to Jasper, the Company believes it is now better positioned to commence the commercial distribution of its products and technologies.

GENERAL DESCRIPTION OF BUSINESS

         The Company is in the business of developing and marketing proprietary biometric technology and software solutions. Biometric technology, the science of analyzing specific human characteristics which are unique to each individual in order to identify a specific person from a broader population, is an emerging technology. Examples of the unique biological characteristics that can be used to identify an individual include fingerprints, iris patterns, hand geometry, voice recognition and facial structure. Fingerprint analysis is an accurate and reliable method to distinguish one individual from another and is viewed as less intrusive than many other biometric identification methods. As a result, fingerprint analysis has gained the most widespread use for biometric identification. Biometric technology represents a novel approach to identity verification which has only been used in limited applications and has not gained widespread acceptance in any commercial or consumer markets.

         The Company's proprietary biometric technology scans a person's fingerprint and identifies a person typically within a few seconds without the use of a password, key card, personal identification number (PIN) or other identifying data. The Company believes that its fingerprint identification technology will have a broad range of possible applications relating to information security and access control, including:

            *     Securing Internet sites and Web pages

            *     Securing access to corporate intranets and extranets

            *     General access control, i.e., facility access control

         The Company believes that biometric technology can be utilized in a multitude of applications including, but not limited to, securing Internet transactions, replacing keys for entry into personal residences, offices or hotel rooms, restricting access to undesirable Internet sites, replacing PINs at automated teller machines and restricting use of potentially dangerous products such as gas stoves, ovens, heavy equipment or automobiles to certain qualified persons. The Company's fingerprint identification technology has been utilized in access control applications to replace PIN numbers, access cards and keys, in time clocks to replace time cards and in computer peripherals designed to control access to a network or application. To date, the Company has engaged in limited marketing of its products and technologies and has generated minimal sales principally to the general access control and computer network security markets.

         TECHNOLOGY

         The Company's underlying technology consists of (i) the Optic Technology, which captures the image of a fingerprint; (ii) hardware and software which translates and standardizes the image of the fingerprint for computer analysis ("Biometric Solution"); (iii) Vector Segment Technology which creates a mathematical representation of a fingerprint based on its particular characteristics; and (iv) SDK (Developers Tool Kit), a Biometric application development tool which facilitates integration of the Company's technology for vertical market applications. Utilizing these technologies, the Company is continuing to develop identification products and software solutions which are designed to assure that only individuals comprising an approved fingerprint in an online or embedded database are allowed access to an application through real time authentication with an emphasis on Web based applications.

         Optic Technology. The Company's proprietary Optic Technology (SACcat) uses a camera and red spectrum light to take a visual image of an approximately one-half inch by one-half inch area of a fingerprint. The image is captured at an effective resolution of approximately 1,000 dots per inch (DPI). Several processing passes are then made on the image to optimize it for extraction of distinguishing characteristics of the fingerprint. These distinguishing characteristics are then mapped by the Company's technology in order to verify whether the characteristics match those of a previously mapped fingerprint. The Company's current plan is to license its core technology without the Optic Technology.

         Vector Segment Technology. The Company's Vector Segment Technology processes features of a live fingerprint. These features are reduced to a mathematical representation unique to the individual. When a person seeking access to a computer network or restricted area places his or her finger on a reader, a new mathematical representation is generated which is compared to an on-line database to determine whether it matches any mathematical representation on file. If there is a match, the person is identified and given access to the application, computer network, Web Site or restricted area. This can be accomplished without the use of a key, password, user-Id, card, PIN number or token. The actual fingerprint is not typically stored in the database for commercial applications.

         De-coupling of Technologies. The Company's current business plan is to license its core technology for securing Web-Based applications. In order to effectuate this plan, during the past year, the Company has completed the modification of its core Vector Segment Technology to make it easily adaptable to scanners other than its proprietary 5th generation SACcat or 6th generation IDME readers. In the past, the Company's identification algorithm had required the use of its own high resolution reader technology to provide for reliable one to many identification applications. The evolution of the Vector Segment Technology has allowed for the de-coupling of the core identification algorithm from the reader technology allowing the algorithm to be utilized with lower resolution and lower quality readers available from other manufacturers.

         Identification Verses Verification Technology. Management believes that the Company's Vector Segment Technology is superior to similar technologies utilized by its competitors. Unlike many of the biometric technologies currently available, the Company's technology can identify the fingerprint of an unknown person by searching a database to determine whether the current scanned mathematical representation matches any previously stored mathematical representation. Most of the Company's fingerprint competitors simply verify that the fingerprint image of a known person matches a previously stored copy or model of that individual's fingerprint. By their very nature, such verification systems require an additional item of data such as a PIN number or access card to initially identify the user. Verification systems don't eliminate the need for cumbersome access cards, keys or PIN numbers and the administrative costs associated with the distribution and replacement of such data. By contrast, the Company's identification technology typically does not require any identifying data other than a person's. Based on the foregoing, the Company believes that its identification technology provides it with a meaningful competitive advantage in the marketplace. On April 27, 1998, the Company's SACcat(TM) product earned the International Computer Association's first and only fingerprint biometric identification certification.

         PRODUCTS AND OFFERINGS

         The following is a description of the status of each of the Company's current products and offerings. The Company's primary focus is to license its core technology to Original Equipment Manufacturers ("OEMs") for integration into their products, to electronic commerce and Internet content companies to secure Web-based applications and to corporations to secure private networks. The Company's technology has been designed to eliminate the need for passwords, PINs, smart cards and other embedded identifying data.

         SDK. The Company's SDK, a software developers toolkit, will be BioAPI compliant and can be deployed in both Internet and non-Internet applications (single PC or local area network). The BioAPI is a consortium of companies, including Intel and Compaq, seeking to establish a standard in the biometric market. The BIO-key SDK also supports a fuller, lower level control interface that may offer some integrators more control over their application interface.

         WEB-key.(TM) WEB-key is a biometric identification/authentication server designed to secure Web based applications through the use of a Web based browser plug-in and a server side plug-in. WEB-key is designed to provide security and identification assuring that a remote user is in fact who they say they are without the need of a password, PIN, or smart card. WEB-key protects personal information such as credit card, address, account numbers and other private data by only disseminating such information upon the authorization of the owner of such information as determined by such person's fingerprint.

         SACcat(TM). The Company has a limited number of 5th generation SACcat readers in inventory and does not intend to manufacture any additional readers.

         BUSINESS STRATEGY

         The Company's initial goal was to develop automated fingerprint identification products which were portable, easily integrated with existing applications and affordable for mass commercialization and distribution through OEMs, distributors and to a lesser degree, system integrators in the computer network, general access control and other markets. This included the development of the SACcat and sixth generation IDME readers. During 1998 and 1999 the Company pursued an OEM licensing program and in 2000 the Company developed WEB-key an integrated Web based biometric authentication system. In this connection, during 2000 the Company commenced doing business under the name "BIO-Key International."

          The Company's current business plan, which continues to evolve, consists of a threefold strategy of (i) continued development of technology;
(ii) marketing its technologies through licensing agreements with OEMs and private labelers addressing industry-specific applications; and (iii) the development and licensing of a Web-based biometric authentication software solution to e-commerce and Internet content companies to secure Web based transactions and corporations to secure private networks.

         Although the Company has developed significant core identification technology and readers, neither has gained any meaningful commercial acceptance, the Company has only generated minimal revenue since inception and it has not entered into any significant licensing arrangements. In addition, the Company's business model, particularly the Web authentication initiative, represents a unique approach to Internet security, requires the distribution and use of additional peripheral hardware, namely an optical reader, has not been adopted by any company that conducts business over the Internet and there can be no assurance that there will be a demand for such a solution or that the Company will have the financial, marketing and human resources necessary to successfully market such a software solution.

         Technology Development. Although management believes that the Company's identification technology is one of the most advanced and discriminating fingerprint technologies available on the market today, the markets in which the Company competes are characterized by rapid technological change and evolving standards. In order to maintain its position in the market, the Company will continue to upgrade and refine its existing technologies. During 2001, the Company will continue to focus on enhancing its identification technology for large databases, Web based server authentication applications, including porting to multiple platforms, and peer group reader technology. Successful development of this solution will require additional financing to which there can be no assurance.

         OEM Licensing. As of the date of this Report, the Company has a one-year, renewable non-exclusive OEM Licensing agreement with Sense Technologies, Inc. primarily for time clock applications.

         WEB BASED BIOMETRIC AUTHENTICATION SOLUTION (WEB-KEY). The Company's primary initiative is the licensing of its Web based biometric authentication solution.

         Overview. Over the past 18 months, recognizing the exponential growth in electronic commerce and related security concerns, the Company has focused its resources on positioning its technology for the licensing of a Web based biometric authentication software solution to e-commerce and other companies which rely on the Internet to distribute content, goods or software.

         This initiative has involved transitioning the Company's technology to focus on identification applications for large databases and Web based server authentication applications, including porting to multiple platforms and peer group reader technology. These efforts have resulted in the de-coupling of the core identification algorithm from the reader technology providing for the algorithm to be utilized with other readers available from other manufacturers. The Company believes that the versatility provided by the de-coupling of the identification algorithm and reader technology will facilitate the pursuit of licensing Web based server authentication applications. Successful execution of this initiative has also required the development of enhanced software to provide an effective interface between client and server-based software. The Company continues to refine this software.

         The Web based server authentication application is an integrated solution involving the distribution of readers and the licensing of client and server based software to provide for reliable and cost effective user authentication in connection with the processing of transactions over the Internet. This solution is also intended to secure other Internet applications such as restricting access to specific Web pages, specific information contained on a Web-site or specific applications. The Company believes it has the opportunity to be the first supplier of a reliable high performance electronic identification and authorization solution which operates effectively without the aid of a personal identification number or password supplied by the user.

         Potential Market The growth of electronic fingerprint identification will be driven by the need for secure access to private applications and proprietary databases residing on both private and public network infrastructures. The scope of these opportunities include: (1) corporations that increasingly rely upon the exchange and distribution of proprietary information among staff using intranet or other private networks; (2) business-to-business e-commerce among trading partners which share confidential information on a secure basis; and (3) business-to-consumer e-commerce where the e-commerce service provider wants to restrict access to paying subscribers.

         Although electronic commerce has many benefits, the geographical separation of buyers from sellers creates a significant problem arising from the opportunity for fraud. Firewall and encryption software address important aspects of security but do not address the fraud problem inherent in the potential anonymity of a remote user. Corporate intranets are an equally attractive and compelling market. Corporations increasingly rely upon intranet infrastructure for the dissemination of proprietary business data throughout an organization. Since access rights to different classes of data vary among employees, password identification and authorization is integral to all corporate networks.

         The current solution to these issues is the association of passwords and PIN numbers with individuals. This solution requires employees or users to remember a growing number of passwords and PIN numbers, employers or Internet companies to periodically change passwords and PIN numbers to maintain their integrity and provides no assurance that the user is actually who they claim to be. Web-Key has been designed to address each of these concerns.

         Architecture. WEB-key provides an easy-to-use, high-performance and secure method for granting users access via the Internet to proprietary information residing on remote servers.

         WEB-key consists of three basic components: (1) a finger print scanner;
(2) Vector Segment Technology processing software tightly and securely integrated with a web browser; and (3) an identification database residing on a web server. The user simply logs-on a computer or application residing on a computer using their fingerprint in lieu of a PIN number, password, user name or smart card. WEB-key begins by processing a raster scan image which is enhanced using WEB-key software integrated into the web browser. The image enhancing employs a variety of proprietary techniques to improve accuracy and protect against spoofing. The WEB-key software then converts the enhanced image into a unique mathematical representation of the fingerprint using Vector Segment Technology. An encrypted print model is generated for transmission across the Internet to the central WEB-key registry. The WEB-key web server de-encrypts the mathematical model which operates as an index key for searching the database for a match. The web server matches the Vector Segment Technology BIO-key against a database of registered users to obtain a match. If a match is found, the user is allowed access to the protected content on a connected web server.

         Target Market. The Company's primary target markets are the variety of portals to information databases residing on the public and private Internet infrastructure. These include (i) Internet content subscription services and application service providers (ASPs); (ii) corporate information technology buyer organizations including the broad range of intranet and private Internet applications; (iii) Internet based retailers; and (iv) EDI business-to-business transaction servers and gateways including third party EDI clearinghouse and gateway service bureaus. ASP and corporate intranets are the Company's initial target markets. Both segments have a high need for secure access to information residing on a proprietary "closed loop" Internet or intranet server.

         MARKETING AND DISTRIBUTION METHODS OF THE TECHNOLOGIES

         The Company's marketing and distribution efforts consist of (i) general promotion of biometric technology and the Company's offerings; and (ii) direct technology licensing efforts to, among others, OEMs and private labelers. During 2000, the Company significantly expanded its development resources and reduced its sales and marketing departments The Company's current marketing efforts are conducted out of its Eagan, Minnesota offices primarily through direct selling efforts of its President to OEMs and private labelers.

         The Company attends and actively participates in various product conferences and conventions in the technology and security industries to generate market awareness of biometric technology generally and the Company's offerings specifically. In this connection, in October 2000, the Company began a collaborative presentation effort with Intel Corporation whereby the Company and Intel created a proof-of-concept demonstration of the Company's WEB-key product. The demonstration was created across the Intel IA32 and Itanium family processor products and was first presented at the Intel Developer Forum (IDF) in February 2001. More recently, it was presented at WinHec in Anaheim, California on March 25-27, 2001. The demonstration is scheduled to be presented as a continuing collaborative effort with Intel at various conferences and technology trade shows throughout the year including RSA, to be held in San Francisco, California during April 2001. Although the Company intends to participate in the forgoing event and other conferences with Intel, there can be no assurances that Intel will continue to allow the Company to participate with it at any such events or conferences.

         The Company intends to target both Internet infrastructure companies and large portal providers as initial licensees of its WEB-Key solution. On the Internet infrastructure side, the Company is currently seeking to partner with Internet server manufacturers, providers of database and data warehouse engine software, horizontally positioned application engines, firewall solution providers and peripheral equipment manufacturers. On the portal side, the Company is currently targeting financial service providers such as credit and debit card authorization and issuing institutions, Internet retailers, business-to-business application service providers (ASPs) and corporate intranets.

         The Company is currently conducting a beta test of its WEB-Key solution with an application service provider to the medical industry to secure the transmission of patient information over the Internet at a level intended to comply with applicable HIPAA standards. The Company is also in discussions with an application service provider and various corporate organizations regarding additional beta testing of the WEB-Key solution. There can no assurance that any additional beta tests will be conducted or that any beta customer will enter into any licensing agreement with the Company.

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

         In addition to existing commonplace methods of restricting access to facilities such as pass cards, PIN numbers, passwords, locks and keys, there are numerous companies involved in the development, manufacture and marketing of fingerprint biometrics products to government, law enforcement, prison and consumer markets. These companies include, but are not limited to,

Inc., PRINTRAK International, INDENTIX, Mytec Technologies, Inc., Safelink, Verdicom, DigitalPersona and BioLink.

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

         With current non-biometric technologies the user must typically possess a key, card, or bit of information such as a PIN number or password. These systems are easily defeated by obtaining possession of the key, card, or password, or by counterfeiting the key or card. The Company's biometric technology is intended to replace such systems and substantially reduce the related security breaches. Although biometric based "verification" systems can identify a person and prevent unauthorized persons from entering into a restricted area, such systems do not eliminate the need for PIN numbers, cards, keys or tokens. By contrast, the Company's identification technology typically does not require the use of any such additional identifier other than the person's fingerprint and "identifies" rather than "verifies" the subject. The Company believes that such end-user convenience creates a meaningful competitive advantage for the Company. There can be no assurance, however, that the Company's competitors will not develop similar or superior "identification" technology, which could have a material adverse effect on the Company's financial condition and results of operation. The Company will also be competing for market share with other biometric technologies including hand geometry, iris scanning, retinal scanning, and signature verification, as well as existing lock/security/card technology.

         Many of the Company's competitors have substantially greater financial resources and experience in marketing Internet security applications than the Company. In addition, the Company's WEB-key offering is a unique approach to Internet security, requires the distribution and use of additional peripheral hardware, namely an optical reader, and has not been adopted by any company conducting business over the Internet. For these and other reasons, there can be no assurance that the WEB-key solution will gain any meaningful market acceptance or that the Company will be able to complete effectively in its chosen markets.

INTELLECTUAL PROPERTY RIGHTS

         The Company's technology consists of knowledge and information relating to computer hardware and software which is used to create an automated process of imaging a fingerprint, formatting the fingerprint for computer analysis, and identifying and verifying the print relative to an existing database of fingerprint information. The Optic Technology and the Company's Biometrics Solution (STBS) and Vector Segment Technology are owned by the Company. The Company has filed a patent application relating to both the Optic Technology and Biometrics Solution (STBS) components of its technology wherein several claims have been allowed. The Company has also filed a patent application with respect to the Vector Segment Technology. There can be no assurance that any additional patents will be issued, or that, if issued, the Company will have the resources to protect any such issued patent infringement. Although the

Company believes that its technology does not infringe upon patents held by others, no assurance can be given that such infringements do not exist.

         Part of the Company's technology consists of software or hardware implementations of software ("firmware"). The Company intends to take measures to ensure copyright protection for its software and firmware releases prior to distribution. Where possible, the firmware/software is serialized in an attempt to ensure that only matched sets will function together. This provides both a mechanism to combat cloning of the Company's products and a method for standardizing products. The Company believes it has developed common law trademark rights in the terms SACMan(TM), SACcat(TM), SAC_Remote(TM), BIO_Key(TM), SACSecure(TM), SACcipher(TM), WEB-key(TM) and SACbook(TM) and has file federal trademark applications. The Company does not claim any additional trademarks.

         RESEARCH AND DEVELOPMENT

         During fiscal years ended December 31, 1999 and 2000 the Company spent approximately $856,000 and $1,136,000, respectively, on research and development. The Company's limited customer base did not directly bear these costs, which were principally funded through, outside sources of equity and debt financing. During 2001, the Company's research and development effort will be focused on the continued evolution of its Web based authentication solution and furthering the VST algorithm and SDK.

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

         EMPLOYEES AND CONSULTANTS.

         The Company currently employs six individuals on a full-time basis; four in engineering, research and development, one in finance and administration and one in marketing. The Company also utilizes four consultants who provide marketing, engineering and management services to the Company.

                                  RISK FACTORS

         The following material risk factors, among others, may affect the Company's financial condition and results of operations.

         DEVELOPMENT STAGE COMPANY WITH LIMITED OPERATING HISTORY AND SUBSTANTIAL OPERATING LOSSES. The Company is a development stage enterprise, formed in 1993, which has yet to generate any significant revenue. From inception through December 31, 2000, the Company has had accumulated losses of $16,055,681 and negative cash flow from operations of $11,989,898. As of December 31, 2000, the Company reported negative working capital of $3,368,849 and a negative net worth of $3,286,312. In order to generate any meaningful revenue, the Company must complete its evolution from a development to a marketing company. This will require the retention of additional personnel as well as additional investment in its marketing efforts. Since there can be no assurance the Company will be able to secure these necessary human and capital resources, there can be no assurance that it will be able to generate any significant revenues from the licensing of its technologies, and the Company anticipates net losses will continue.

         GOING CONCERN EXPLANATORY PARAGRAPH. The Company has historically met its working capital requirements through financing transactions involving the public or private placement of its debt or equity securities. Management does not expect its current working capital to support the Company's operations beyond the short-term and is in need of substantial additional capital to fund operations beyond the short-term. The Company has not generated any significant revenue since inception, has generated substantial losses, including $3,130,000 during 2000, has a substantial working capital deficit and a negative net worth. As a result of these factors, the Company's independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2000 as to the substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability and growth will depend upon, among other things, the successful OEM licensing of its technologies and its ability to obtain additional financing as to which there can be no assurances.

         IMMEDIATE NEED FOR ADDITIONAL FUNDS; NEED TO AUTHORIZE ADDITIONAL SHARES TO RAISE NECESSARY FUNDING. The Company is in immediate need of substantial additional capital to fund the ongoing development and expansion of its business, including its research, development, marketing and sales efforts. The Company's current cash resources will not be sufficient to fund the Company beyond the short-term and the Company estimates that it will require between $4,000,000 and $6,000,000 to execute its business plan and support operations through 2001. The Company is currently seeking to obtain additional financing through the issuance of additional debt or equity securities on a negotiated private placement basis to institutional and accredited investors. There can be no assurance that any such financing will be available on terms acceptable to the Company if at all. To the extent such financing results in the issuance of additional equity securities, the Company's existing stockholders will be subject to additional dilution which may be substantial. Given the number of shares of Common Stock reserved for issuance upon the conversion or exercise of outstanding options, warrants, debentures and convertible preferred stock, the Company will likely need to increase the number of shares of Common Stock it is authorized to issue in order to raise the financing necessary to sustain operations beyond the short term. This will require stockholder approval which, in turn, requires the calling of a meeting and solicitation of proxies. This may result in delay in and will increase the cost of obtaining such financing.

         PRODUCT AND SOFTWARE DEFECTS. In the event the Company develops new products or software, or enhancements to existing products or software, when first released by the Company, such products and software may contain undetected design faults and software errors, or "bugs" that, despite testing of such products by the Company, are discovered only after a product has been installed and used by customers. There can be no assurance that faults or errors in the Company's existing software and products or in new software or products introduced by the Company will not be discovered in the future, causing delays in introductions and shipments or requiring design modifications that could adversely affect the Company's competitive position and results of operations.

         LIMITED SALES AND MARKETING; LIMITED MARKET ACCEPTANCE. The Company will market its technology through (i) licensing agreements with OEMs and private labelers, whereby others are responsible for sales or development of applications which can then be sold to end users; and (ii) with respect to its WEB-key product, licensing arrangements with computer hardware manufacturers, companies which distribute goods, services or software applications over the Internet and corporations operating private networks. The Company has yet to generate any significant sales of its technology and no effective distribution channels have been developed. While the Company has plans for developing a significant marketing effort consistent with the state and ability of its technology, there can be no assurance that the Company will have the resources to successfully achieve any meaningful sales of its products or technologies. The Company's future success will depend, among other factors, upon the extent to which customers in the new markets acquire, adopt, and continue to use the Company's products as well as the extent to which OEMs and private labelers are able to effectively integrate and market reliable and affordable products which utilize the Company's technology.

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

         CHANGES IN TECHNOLOGY. The Internet, access control and information security markets are subject to rapid technological change and intense competition. There can be no assurance that the Company will be able to keep pace with this change. In this regard, the Company's competitors, most of which have substantially greater financial and marketing resources than the Company, may independently develop technologies similar or superior to those utilized by the Company which may result in the Company's technologies or products becoming less competitive or obsolete. Accordingly, if the Company is unable for technological or other reasons to develop enchanced products or technologies on a timely basis in response to technological changes, or if the Company's products or technologies do not achieve market acceptance, the Company's business would be materially and adversely affected.

         DEPENDENCE UPON NEW AND UNCERTAIN MARKETS; UNCERTAINTY OF INDUSTRY ACCEPTANCE OF BIOMETRIC BASED INTERNET SECURITY. The Company's business model, particularly the Web authentication initiative, represents a new approach to Internet security, and as of the date of this Report has not been adopted by any company which distribute goods, content or software applications over the Internet. Implementation of the Company's WEB-Key solution requires the distribution and use of an optical reader. Although the Company believes its solution provides a higher level of security for information transmitted over the Internet than existing models, unless business and consumer markets embrace the use of an optical reader, the Company's solution will not gain market acceptance. Although one Beta site using WEB-key is in the testing phase and the Company is in discussions with other potential beta customers, there can be no assurance that any such tests will be successful or that participants in such tests will license the Company's technology. Accordingly, there can be no assurance that there will be a demand for the WEB-key solution, that the Company will have the financial, marketing or human resources required to successfully develop and market such a software solution or that any potential Market will be large enough to provide any meaningful revenue or earnings for the Company.

         NEED TO RETAIN ADDITIONAL TECHNICAL AND MARKETING PERSONNEL. During 2000, the Company retained Jeff Brown to serve as President of the Company and execute its marketing plan and Mira LaCous to lead the further development of its technology. The Company intends to increase its sales and marketing efforts and continue the technological evolution of its Web based authentication initiative during 2001 which will require the retention of additional technology and marketing personnel. The Company's future success will depend upon its ability to attract, retain and motivate such persons. The market for such persons is highly competitive and there can be no assurance that the Company will be able to recruit the qualified persons necessary to accomplish the forgoing objectives.

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

         LIMITED INTELLECTUAL PROPERTY PROTECTION . The Company's success and ability to compete is dependent in part upon proprietary technology rights. The Company relies primarily on a combination of copyright and trademark laws, trade secrets and technical measures to protect its propriety rights. The Company has filed a patent application relating to both the Optic Technology and Biometrics Solution (STBS) components of its technology wherein several claims have been allowed. More recently, the Company filed a patent application with respect to the Vector Segment Technology. There can be no assurances given that any additional patents will be issued, or that, if issued, the Company will have the resources to protect any such issued from patent infringement. Although the Company believes that its technology does not currently infringe upon patents held by others, no assurance can be given that such infringements do not exist or will not exist in the future, particularly as the number of products and competitors in the biometric industry segment grows.

         DILUTIVE EFFECT OF OUTSTANDING OPTIONS, WARRANTS, CONVERTIBLE DEBENTURE AND PREFERRED STOCK; REGISTRATION RIGHTS. As of the date of this Report, approximately 3,000,000 shares of Common Stock are reserved for issuance upon exercise of outstanding stock options and warrants, 700,000 shares are reserved for issuance upon the exercise of options available for future grant under the Company's 1996 and 1999 Stock Option Plans, 1,400,000 shares are reserved for issuance upon conversion of an outstanding convertible debenture and approximately 4,100,000 shares are reserved for issuance upon the conversion of outstanding shares of Series A Convertible Preferred Stock. The Company has filed a registration statement to register the public resale of the shares of Common Stock underlying certain vested options and warrants and the shares issuable upon conversion of an outstanding convertible debenture. The Company has agreed to register the resale of the shares of Common Stock upon conversion or exercise of additional shares of Series A Preferred Stock and warrants issued in connection therewith. The exercise or conversion of the foregoing securities will result in a significant increase in the number of outstanding shares and have a dilutive effect on the Company's shareholders. The registration rights described above will result in a significant increase in the number of shares available for sale into the public marketplace which may have a negative impact on the trading price of the Company's Common Stock.

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

         PRODUCT LIABILITY; INSURANCE. The Company faces an inherent business risk of exposure to product liability claims in the event that the use of its products are alleged to have resulted in injuries or losses related to their manufacture and use. Although the Company seeks to employ provisions limiting liability in contractual relationships with customers, there can be no assurance that the Company will be able to effectively avoid significant liability exposure. The Company does not maintain any product liability insurance. The Company may attempt to obtain insurance to minimize the impact of any potential product liability; however, there can be no assurance that the Company will be able to obtain such insurance on acceptable terms, or at all. Consequently, a product liability claim or recall or other claims with respect to any uninsured liabilities could have a material adverse effect on the business or financial condition of the Company.

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

ITEM 2. DESCRIPTION OF PROPERTY

         The Company does not own any real estate and conducts its operations from two leased premises. The Company leases approximately 6,000 square feet of space at 1285 Corporate Center Drive, Suite No. 175, Eagan, Minnesota 55121 under a five-year lease, which terminates on August 31, 2004 and currently provides for monthly rent of $4,667 which increases ratably over the term of the lease to $5,349. The Company's engineering, marketing, research and development are conducted out of this office. The Company also leases approximately 200 square feet of space at 800 North Rainbow Blvd, Suite #208, Las Vegas, NV 89017 under a month to month lease and provides for monthly rent of $519. The Company's corporate finance and technical support activities are conducted out of this office. The Company believes that its current facilities are adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

         Other than as set forth below, the Company is not a party to any material litigation.

         On or about November 3, 1999, Keyware Technologies, Inc. filed a breach of contract lawsuit against the Company in the Middlesex County, Massachusetts Superior Court arising out of a November 26, 1997 strategic alliance agreement. Keyware is seeking damages of $100,000. The Company has answered the complaint and asserted a cross-claim against Keyware for breach of contract seeking damages in excess of $50,000. Discovery is proceeding and the Company continues to defend this matter and prosecute its counter-claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is eligible for quotation on the OTC Bulletin Board under the symbol "SACM".

         The following table sets forth the range of high and low bid prices per share of Common Stock for each quarterly period during the fiscal years ended December 31, 1999 and 2000 as reported (i) by the Nasdaq SmallCap Market with respect to the quarter ended March 31, 1999; and (ii) by the OTC Bulletin Board with respect to the quarters ended after March 31, 1999. Such quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

          2000:                                             HIGH     LOW
                                                            ----     ---


          Quarter ended March 31, 2000                     1.375     .8125
          Quarter ended June 30, 2000                      1.0625    .375
          Quarter ended September 30, 2000                 1.0469    .5
          Quarter ended December 31, 2000                  1.0625    .2656

          1999:                                `            HIGH     LOW
                                                            ----     ---


          Quarter ended March 31, 1999                     3 1/8     1 1/4
          Quarter ended June 30, 1999                      2 11/16   1 1/8
          Quarter ended September 30, 1999                 1 21/64   38/64
          Quarter ended December 31, 1999                  1 9/16    1/2

         As of March 26, 2001 the number of stockholders of record of the Company's Common Stock was 107. Based on broker inquiry conducted in connection with the Company's distribution of proxy solicitation materials in connection with Company's scheduled Annual Meeting of Stockholders in 1999, management believes that there are approximately 1,675 beneficial owners of its Common Stock. The Company has not declared or paid any cash dividends on its Common Stock since inception and does not intend to pay any dividends for the foreseeable future.

         RECENT SALES OF UNREGISTERED SECURITIES.

         1. On the 15th and last day of January and February, 2001 and on March 15, 2001, the Company issued options to purchase 15,000 shares of Common Stock at exercise prices of $.2656, $.4062, $.4219, $.4219 and $.4375, respectively, to Bruce Nordin, an executive management consultant to the Company. The options were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder without payment of underwriting discounts or commissions to any person.

         2. On or about January 18, 2001, the Company issued 432,077 shares of restricted common stock to the Shaar Fund, Ltd. (the "Fund") in consideration of the conversion of $100,000 principal amount due under the Company's outstanding convertible debenture (the "Debenture"). On or about March 13, 2001, the Company issued 308,166 shares of restricted common stock to the Fund in consideration of the conversion of $100,000 of accrued interest due under the Debenture. These shares were issued in private placement transactions exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereunder without payment of underwriting discount or admissions to any person.

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

                             SELECTED FINANCIAL DATA

                                                                                            JANUARY 7, 1993
                                                                                          (DATE OF INCEPTION)
                                                       YEAR ENDED DECEMBER 31,            THROUGH DECEMBER 31,
                                                       -----------------------            --------------------
                                                         1998            1999            2000            2000
                                                         ----            ----            ----            ----
SELECTED STATEMENT OF OPERATIONS DATA
     Revenues ................................   $    384,580    $    157,970    $         --    $  1,391,775
     Costs and other expenses
         Cost of sales, support and other
              services .......................      1,054,548         452,593              --       1,736,895
         Selling, general and administrative .      3,314,701       2,151,466       1,852,867      10,112,669

         Research, development and engineering      1,570,033         856,692       1,136,245       4,858,193
                                                 ------------    ------------    ------------    ------------
                                                    5,939,282       3,460,751       2,989,112      16,945,074
                                                 ------------    ------------    ------------    ------------
              Operating loss .................     (5,554,702)     (3,302,781)     (2,989,112)    (15,553,299)

     Other income (expense), net .............       (396,600)       (125,576)       (141,341)       (502,382)
                                                 ------------    ------------    ------------    ------------

     NET LOSS ................................   $ (5,951,302)   $ (3,428,357)   $ (3,130,453)   $(16,055,681)
                                                 ============    ============    ============    ============

     Net Loss ................................   $ (5,951,302)   $ (3,428,357)   $ (3,130,453)   $(16,055,681)

         Series A 9% convertible preferred
           Stock dividend and accretion ......             --        (341,600)       (307,225)       (648,825)
                                                 ------------    ------------    ------------    ------------
     Loss applicable to common shareholders ..   $ (5,951,302)   $ (3,769,957)   $ (3,437,678)   $(16,704,506)
                                                 ============    ============    ============    ============
     Basic and diluted loss per share
         Net loss ............................   $       (.79)   $       (.41)   $       (.33)   $      (2.54)
         Series A 9% convertible preferred
           Stock dividend and accretion ......             --            (.04)           (.03)          (0.10)
                                                 ------------    ------------    ------------    ------------
     Net loss applicable to common
       Stockholders ..........................   $       (.79)   $       (.45)   $       (.36)   $      (3.64)
                                                 ============    ============    ============    ============
     Weighted average number of shares
         outstanding (basic and dilutive) ....      7,494,647       8,308,093       9,589,304       6,319,207

                                                 ============    ============    ============    ============


                                                                            DECEMBER 31

                                                 ---------------------------------------------------------------
                                                          1998                  1999                   2000
                                                          ----                  ----                   ----
SELECTED BALANCE SHEET DATE
     Working capital (deficit)..........              $(1,075,778)         $   (742,729)         $(3,368,849)
     Total assets.......................                2,159,644               360,724              162,230
     Stockholders' equity (deficit).....                 (556,614)           (1,683,862)          (3,286,312)

OVERVIEW

         Historically, the Company's goal was to develop automated fingerprint identification products which were portable, easily integrated with existing applications and affordable for mass commercialization and distribution through OEMs, distributors and to a lesser degree, system integrators in the computer network, general access control and other markets. This included the development of the SACcat and sixth generation IDME readers. During 1998 and 1999, the evolution of the Company's technology allowed it to shift focus from product development to the licensing of its core technology to OEMs for integration into their product offerings.

         Over the past 18 months, recognizing the growth in electronic commerce, corporate intranets and ethernets and related security concerns, the Company has been actively positioning its technology for the licensing of a Web based biometric authentication software solution to e-commerce and other companies conducting business over the Internet. This integrated solution will involve the licensing of client and server based software to provide for reliable and cost effective user authentication in connection with the processing of e-commerce transactions or securing access to private networks. This solution is also intended to be available to secure e-commerce and other general purpose Web site applications. During the past year, the Company has completed the development of enhanced software to provide an effective interface between client and server-based software.

         Although the Company has developed significant identification technology and readers, neither has gained any meaningful commercial acceptance and the Company has only generated minimal revenue since inception. The Company does not intend to distribute readers, but rather intends to license its core technology. The Company's business model, particularly the Web authentication initiative, represents a unique approach to Internet security, as of the date of this Report has not been adopted by any company conducting business over the Internet and there can be no assurance that there will be a demand for such a solution or that the Company will have the financial or other resources necessary to successfully market such a software solution.

         The Company believes its existing cash will only last through April 2001. Due to these and other uncertainties, the Company's independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2000 as to the substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability and growth will depend upon the successful commercialization of its technologies and its ability to obtain adequate financing, among other matters, as to which there can be no assurances.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO YEAR ENDED DECEMBER 31, 1999:

         Revenues

         The Company did not generate any revenue during the year ended December 31, 2000 resulting in a $157,970 decrease from the year ended December 31, 1999. This decrease was due to the Company's decision to deploy substantially all human and capital resources to executing its new business plan targeted at Internet, intranet and electronic commerce security. As a result, the Company's limited resources were used to refine its technology to develop the applications needed to execute against the Company's revised business plan.

         Costs and Other Expenses

         Cost of product sales. The Company had no revenue during 2000 and, therefore, did not incur any cost of product sales. During 1999, the Company incurred cost of sales of $452,593 which was $294,623 in excess of 1999 revenue. As set forth above, during 2000, the Company focused its resources exclusively on the development of its technology.

         Selling, general and administrative expenses decreased $298,599 to $1,852,867 during 2000 as compared to $2,151,466 in 1999. Of the decrease, approximately $341,000 related to a decrease in costs for selling and administrative personnel, approximately $360,000 related to a decrease in marketing expenses, approximately $235,000 related to a decrease in outside professional service charges and approximately $194,000 related to a decrease in general operating costs. These amounts were offset by an increase in the non-cash accrual of penalties incurred for failing to file a registration statement for the Company's Series A Convertible Preferred Stock of approximately $498,000 and approximately $369,000 for costs associated with the services of an administrative consultant, approximately $200,000 of which consisted of non cash accrual of the fair value of options issued in consideration of such services.

         Research, development and engineering expenses increased $279,553 to $1,136,245 in 2000 as compared to $856,692 in 1999. Of the increase, approximately $70,000 was due to an increase in personnel costs, approximately $170,000 was due to an increase in costs associated with the services of outside programming sub-contractors and the balance was due to general operation expenses associated with increased development activity.

         The Company did not generate any additional income in 2000 as compared to $208,621 in 1999. Of the decrease, approximately, $190,000 represented proceeds from the sale of the Company's interest in Inter-con P/C, Inc. in 1999 with no comparable transaction in 2000.

         Interest expense decreased $192,856 to $141,341 in 2000 as compared to $334,197 in 1999. Of the decrease, approximately $87,000 related to a decrease in the amortization of the fair market value of warrants issued in financing transactions in 2000 as compared to 1999,

$33,000 related to a reduction in interest charges associated with the convertible debenture as a result of the conversion of approximately $500,000 principal amount of such debenture during 2000. These amounts were offset by a $57,000 increase in interest accrued on short term indebtedness.

         Net Operating Loss Carryforwards

         As of December 31, 2000, the Company has net operating loss carryforwards of approximately $14,900,000. The carryforwards expire between 2008 and 2020. Such net operating carryforwards may be limited in the future in the event of a change in ownership of the Company as defined in the Internal Revenue Code

YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO YEAR ENDED DECEMBER 31, 1998:

         Revenues

         Total revenues decreased $226,619 during 1999 to $157,970 as compared to $384,589 for 1998. The decrease was primarily due to a sale in 1998 of $244,979 of SACcat units to ATM, a distributor of the Company, without a comparable transaction in 1999, and to a lessor extent the sale of SACcat units sold in 1999 consisted primarily of sales under licensing agreements that were signed during the first quarter of 1999.

         Costs and Other Expenses

         Costs of product sales exceeded revenues from product sales by $294,623 during the year ended December 31,1999 as compared to $685,833 in 1998. This was principally due to a $283,515 write-down of inventory to estimated net realizable value. The write-downs resulted from a process, over time, of the Company evaluating current sales of the Company's products and competitive pricing. The remaining variances were primarily from costs associated with the production of a limited amount of units.

         Selling, general and administrative expenses decreased $1,163,235 to $2,151,466 during the year ended December 31, 1999 as compared to $3,314,701 in 1998. Of the decrease, $88,900 related to a one time charge in 1998 for cost associated with the severance agreement for the Vice President of Business development, $397,634 related to a decrease in salaries for selling and administrative personnel; $556,150 related to non-cash charges incurred in 1998 related to estimated fair market value of warrants granted to TCI in order to terminate its rights of first refusal to participate in future public offerings, a non-cash charge related to the estimated fair market value of an option granted to a consultant to help develop a strategic growth plan for the Company without a comparable transaction in 1999; $72,599 related to the reduction in investor and public relations expenses; and $56,264 related to promotional products given away to potential customers in 1998 without a comparable transaction in 1999. These amounts were off set by a $66,000 payment in settlement of a wrongful termination lawsuit; $132,500 was penalty that was accrued for the late filing of the registration statement on the Convertible Preferred Stock transaction if the Company files a Registration Statement and it is effective within the time frame stated in the documents, then these penalties will be abated. $48,600 was non-cash charges associated with the fair market value of warrants issued to two consultants of the Company; $122,369 in professional fees which were primarily due to additional costs associated with the filing of the registration statement and increasing in financing activities.

         Research, development and engineering expenses decreased $713,341 to $856,692 during the year ended December 31, 1999 as compared to $1,570,033 in 1998. Of the decrease $200,000 was a non-cash charge for the estimated fair market value of an option granted to an entity in 1998 with which the Company entered into a licensing agreement; $719,018 related to licensing and integration costs associated with technologies the Company planned to incorporate into its SACCat(TM) product. The Company has decided not to pursue any further integration of these technologies. These amounts were offset by increases of $73,428 relating to the expensing of previously capitalized copies of software and $133,487 primarily due to rent and depreciation cost allocated in 1999.

         Interest and other income increased $108,745 to $208,621 during the year ended December 31, 1999 compared to $99,876 in 1998. Of the increase $190,000 was proceeds from the sale of common shares of Inter-con P/C offset by a decrease in interest income in 1999.

         Interest expense decreased $162,279 to $334,197 during the year ended December 31, 1999 as compared to $496,476 in 1998. Of the decrease $276,128 was due to the amortization of the non-cash charge for the intrinsic value of the beneficial conversation feature of the convertible debentures. Of the increase, $86,554 related to amortization of the fair market value of the warrants that were issued to the Fund; and $26,430 was interest accrued on the convertible debenture.

         Net Operating Loss Carryforwards

         As of December 31, 1999, the Company has net operating loss carryforwards of approximately $12,450,000. The carryforwards expire annually beginning in 2008. Such net operating carryforwards may be limited in the future in the event of a change in ownership of the Company as defined in the Internal Revenue Code.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities during 2000 was $1,723,323 and was principally due to operating losses. The operating losses were primarily funded by cash on hand at December 31, 1999 and proceeds from the sale of equity securities and unsecured short term financing.

         Net cash provided by financing activities during 2000 was $1,683,519 which consisted of the issuance of $1,500,000 principal amount of short term notes payable to The Shaar Fund Ltd., an international investment fund and principal stockholder of the Company (the "Fund"), and 6,750 shares of its Series A 9% Convertible Preferred Stock to the Fund. The face value of the preferred stock was $675,000. The Company received net cash proceeds of $183,519 after giving effect to a $225,000 discount to the face amount of the preferred stock, offering costs of $16,481 and repayment of $250,000 of outstanding notes to the Fund. In conjunction with the issuance of the preferred stock, the Company also issued a warrant to the Fund to purchase 67,500 shares of common stock at $1.309 per share which expires in March 2005.

         Working capital decreased approximately $2,626,000 during 2000 to a deficit of $3,368,849 on December 31, 2000 as compared to a deficit of $742,849 on December 31, 1999. This decrease is principally due to the reclassification of the convertible debenture from long to short-term indebtedness, an increase in short-term notes payable to the Fund of $1,250,000 and an increase in accrued liabilities of $679,892 of which $498,000 is attributable to an increase in penalties accrued in connection with the Company's failure to file a registration statement covering the preferred stock.

         Since January 7, 1993 (date of inception), the Company's capital needs have been principally met through proceeds from the sale of equity and debt securities and more recently, a series of short-term unsecured loans from the Fund.

         The Company does not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

         On June 30, 1998, the Company sold to the Fund a $2,500,000 principal amount 5% convertible debenture due June 30, 2001 (the "Convertible Debenture"). The Convertible Debenture is convertible into shares of the Company's common stock at a conversion price equal to the lesser of (i) $7.15; or (ii) the average closing bid price of the Company's common stock for a five-day period ending the day prior to the notice of conversion multiplied by a discount factor of 22%. The Convertible Debenture is redeemable at the option of the Company under certain circumstances. Interest is payable quarterly in arrears. As of the date of this Report, $1,992,000 principal amount, and $100,000 of accrued interest due under the Convertible Debenture has been converted into an aggregate of 3,170,000 shares of common stock. The Convertible Debenture contains anti-dilution and conversion price adjustment provisions if certain events occur. In the event of prerepayment, the Company is subject to certain repayment costs of up to 24% of the principal amount repaid. In addition, the Company is required to meet certain covenants.

         On July 9, 1999 the Company completed a private placement of 13,125 shares of its Series A Convertible Preferred Stock and 5-year warrants to purchase 131,250 shares of common stock exercisable at $1.196 per share to the Fund. The Company realized net proceeds of $700,539 from the sale of these securities after giving effect to the repayment of a $100,000 note payable to the Fund. On March 17, 2000 the Company completed a private placement of 6,750 of its Series A Convertible Preferred Stock and 5-year warrants to purchase 67,500 shares of common stock to the Fund. The Company realized net proceeds of $183,519 after giving effect to the repayment of $250,000 of notes payable to the Fund.

         The preferred shares provide for a 9% dividend payable semi-annually in arrears. At the option of the Company, the dividends are payable in kind through the issuance of additional shares of Company common stock. The preferred shares are immediately convertible into shares of common stock at a conversion price equal to the lesser of (a) 110% of the closing bid of the Company's common stock on the date of issuance or (b) a 22% discount to the average closing bid prices of the Company's common stock during the five trading day period prior to conversion. The preferred shares are redeemable, in whole or in part, at the option of the Company at 100% of face value ($100 per share). The preferred stock contains anti-dilution and conversion price adjustment provisions if certain events occur. The Company is obligated to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issuable upon conversion of the preferred shares or exercise of the warrants. As of the date of this Report, The Company has failed to file such a registration statement, has incurred fines and penalties of $763,625 and will continue to accrue a penalty in the amount of $59,625 per month until such a registration statement is filed. Although the Company has engaged in discussions with the Fund regarding a waiver of these fines and penalties, as of the date of this Report, no waiver has been obtained and there can be no assurance that a wavier will be obtained in the future on terms acceptable to the Company if at all.

         Between March 31, 2000 and March 1, 2001, the Company obtained a series of unsecured loans from the Fund in the aggregate amount of $1,800,000 at an interest rate of 10% per annum. The maturity dates of the loans have been extended such that they are due on the earlier of December 31, 2001 or upon the Company completing a private offering of equity securities resulting in a gross proceeds of at least $5,000,000. There can be no assurance that the Fund will continue to provide any additional loans to the Company.

         As of the date of this Report the Company has minimal cash resources and is in need of substantial additional capital to maintain operations beyond April 2001. Management is seeking to obtain additional financing through the issuance of additional debt or equity securities of the Company on a negotiated private placement basis to institutional and accredited investors. In this regard, the Company has been engaged in discussions with certain investors, however, as of the date of this Report, the Company has not reached any definitive agreement with any such investor regarding the specific terms of an investment in the Company. Given the number of shares of common stock reserved for issuance upon conversion or exercise, as applicable, of outstanding options, warrants, preferred stock and the Convertible Debenture, in order to raise the necessary funds through the issuance of equity securities or securities convertible into equity securities, the Company will likely be required to amend its Articles of Incorporation to authorize the issuance of additional shares of common stock. This will result in increased costs associated with calling and convening a shareholder meeting and could delay the timing of any financing. No assurance can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained to meet its needs, or that such financing would not be dilutive to existing stockholders. Management believes it will need $4,000,000 to $6,000,000 to execute its business plan and support operations through 2001.

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

         As the Company begins to license the rights to its technology, it will be subject to recognition of revenues from software licensing that will be recognized in accordance with Statement of Position 97-2 and Software Revenue Statement of Position 98-9. Accordingly, revenues will be recognized when delivery of the software has occurred, a signed non-cancelable license agreement has been received from the customer and any remaining obligations under the license agreement are insignificant. Revenue associated with agreements to provide product support services is expected to be recognized as related services are provided. Revenue from annual or other renewals of maintenance contracts is expected to be deferred and recognized on a straight-line basis over the term of the contracts.

ITEM 7. FINANCIAL STATEMENTS

         See Financial Statements beginning on page F-1.

                                    PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)OF THE EXCHANGE ACT

         The following sets forth certain information about each director, executive officer and significant employee of the Company.

------------------------- ------------- ----------------------------------------
         NAME                  AGE                       POSITIONS HELD
------------------------- ------------- ----------------------------------------
------------------------- ------------- ----------------------------------------
Barry M. Wendt                 53       Chief Executive Officer, Chairman of
                                        the Board of Directors
------------------------- ------------- ----------------------------------------
Gary E. Wendt                  59       Chief Financial Officer, Director
------------------------- ------------- ----------------------------------------
Benedict A. Wittig             58       Secretary, Director of Systems
                                        Software, Director
------------------------- ------------- ----------------------------------------
Jeffry R. Brown                51       President, Director
------------------------- ------------- ----------------------------------------
Mira K. LaCous                 39       Vice President of Technology
------------------------- ------------- ----------------------------------------

DIRECTORS AND EXECUTIVE OFFICERS

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

         JEFFRY R. BROWN has served as director of the Company since September 1999 and as President of the Company since November 13, 2000. Between 1999 and July 2000, Mr. Brown served as managing director for Chancellor Media Group, a division of AmFm Media. From 1995 to 1999, Mr. Brown served as a marketing, promotion and sponsorship consultant for such clients as Signature Sports, Born Information Services and the JC Penney Company. As Senior Vice President Business Development for Gage Marketing Group, LLC between 1992 and 1995, Mr. Brown represented clients such as Proctor and Gamble, Paramount, RJ Reynolds, and Frito Lay.

SIGNIFICANT EMPLOYEE

         MIRA K. LACOUS has served as Vice President of Technology and Development of the Company since May 2000. Ms. LaCous has over 15 years computer software design experience in the areas of Voice Automation, Commercial Building Control, Information Scanning and Internet Systems, and Internet Security Training. From 1997 until joining the Company, she was employed by National Computer Systems, Inc. as Director Software Development. Between 1997 and February 2000, Ms. LaCous acted as an independent consultant serving such clients as TEL-line Systems and Security Analysts. From 1989 to 1997 Ms. LaCous served as a Senior Project Manager with The Trane Company. Ms. LaCous earned a Bachelors degree in Computer Science for North Dakota State University.

DIRECTORS' TERMS OF OFFICE

         Each of Messrs. Barry Wendt, Gary Wendt and Benedict Wittig were elected as directors at the Company's 1998 Annual Meeting of Shareholders to hold office for a term of one (1) year until their successors are duly elected and qualified. Jeffry Brown was appointed by the Board of Directors in September 1999 to fill a vacancy created by the resignation of a director and to serve until the next annual meeting of shareholders until his successor is duly elected and qualified.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors and persons who own more than ten percent (10%) of the Company's Common Stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Such officers, directors and ten percent (10%) stockholders are also required by applicable SEC rules to furnish the Company with copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on its review of the copies of such forms received by it, or written representations from such persons that no other reports were required for such persons, the Company believes that during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to the Company's officers, directors and ten percent (10%) stockholders were satisfied in a timely fashion.

ITEM 10. EXECUTIVE COMPENSATION

         The following table provides certain summary information for the fiscal years ended December 31, 2000, 1999 and 1998 concerning executive compensation paid or accrued by the Company to or for the benefit of the Company's executive officers.

                           SUMMARY COMPENSATION TABLE

--------------------------------------------------------- --------------------------- ----------------------------
                                                                   ANNUAL                      LONG TERM
                                                                COMPENSATION                  COMPENSATION
--------------------------------------------------------- --------------------------- ----------------------------
              NAME AND                      FISCAL                 SALARY                      ALL OTHER
         PRINCIPAL POSITION                  YEAR                                              COMPENSATION
                                                                                                   (1)
------------------------------------- ------------------- --------------------------- ----------------------------
Barry M. Wendt,                              2000                  $112,926                     $6,144
Chief Executive Officer                      1999                  $128,440                     $4,873
                                             1998                  $173,442                     $5,530
------------------------------------- ------------------- --------------------------- ----------------------------
Benedict A. Wittig,                          2000                  $93,429                      $6,854
Secretary, Director of Systems               1999                  $107,147                     $5,299
Software.                                    1998                  $140,646                     $5,098
------------------------------------- ------------------- --------------------------- ----------------------------
Gary E. Wendt,                               2000                  $89,039                      $6,854
Chief Financial Officer                      1999                  $100,274                     $5,299
                                             1998                  $113,554                     $5,470
------------------------------------- ------------------- --------------------------- ----------------------------
Jeffrey R. Brown,                            2000                 $18,000(2)                     $368
President                                    1999                    N/A                          N/A
                                             1998                    N/A                          N/A
------------------------------------- ------------------- --------------------------- ----------------------------

(1)      Consists of group health insurance premiums.
(2) Mr. Brown has served as President of the Company since November 13, 2000 at an annual base salary of $144,000.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

The following table sets forth for the named executive officer information regarding stock options granted to such officer during the 2000 fiscal year.

------------------------- ---------------------- ----------------------- -------------------- ------------------------
                                                  PERCENT OF
                             NUMBER OF               TOTAL
                              SHARES             OPTIONS/SARS
                            UNDERLYING             GRANTED                     EXERCISE
                            OPTIONS/SARS              TO                       OR BASE
         NAME                 GRANTED (#)         EMPLOYEES                    PRICE ($SH)        EXPIRATION
                                                  IN FISCAL                                          DATE
                                                    YEAR
------------------------- ---------------------- ----------------------- -------------------- ------------------------
------------------------- ---------------------- ----------------------- -------------------- ------------------------
Jeffry R. Brown                300,000(1)                 45%                  $.6875            November 12,
                               280,000(2)                 41%                  $.6875                 2007
                                                                                                 November 12,
                                                                                                      2007
------------------------- ---------------------- ----------------------- -------------------- ------------------------

(1) Issued under the Company's 1999 Stock Option Plan. Options to purchase 60,000 shares vested upon issuance with the remainder vesting in equal monthly installments over a two (2) year period.

(2) Options to purchase 120,000 shares vested upon issuance with the remainder vesting in equal monthly installments over a two (2) year period.

                       AGGREGATED OPTION EXERCISES IN THE
                2000 FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE

         The following table sets forth for the named executive officer information regarding stock options exercised by such officer during the 2000 fiscal year, together with the number and value of stock options held at 2000 fiscal year-end, each on an aggregated basis.

---------------------------- ------------------ ---------------------- ----------------------- -----------------------


                                                                                                    VALUE OF
                                                                                                   UNEXERCISED
                                                                         NUMBER OF                   IN-THE-
                                   NUMBER                               UNEXERCISED                   MONEY
                                     OF                                  OPTIONS AT                 OPTIONS AT
                                   SHARES                               FISCAL YEAR-               FISCAL YEAR-
    NAME                          ACQUIRED                                  END                        END
                                     ON                VALUE            EXERCISABLE/               EXERCISABLE/
                                  EXERCISE            REALIZED          UNEXERCISABLE              UNEXERCISABLE
---------------------------- ------------------ ---------------------- ----------------------- -----------------------

---------------------------- ------------------ ---------------------- ----------------------- -----------------------
Jeffry R. Brown                     --                   --               206,667/423,333             $--/$--
---------------------------- ------------------ ---------------------- ----------------------- -----------------------
Gary E. Wendt                       --                   --                115,180/58,200             $--/$--
---------------------------- ------------------ ---------------------- ----------------------- -----------------------

--------------------------------------------------------------------------------

(1) As of December 29, 2000, the last sales price of the Company's Common Stock as reported on the OTC Bulletin Board was $.2656.

EMPLOYMENT AGREEMENTS

         On May 10, 1996, the Company entered into five-year employment agreements with Barry M. Wendt, Chief Executive Officer; Benedict A Wittig, Director of Systems Software; and Gary E. Wendt, Chief Financial Officer. The terms of the employment agreements for each of the above individuals are substantially identical, with differences only as to base salary. The employment agreements expire on December 31, 2001 and will automatically renew from year to year for consecutive one year terms unless written notice of termination is received at least six months prior to the end of the initial term or the end of the renewal term, as applicable. The agreements provide for a base salary subject to an annual increase by the Board of Directors and a bonus payable at the discretion of the Board of Directors.

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

         On November 13, 2000, the Company entered into two-year (the "Initial Term") employment agreement with Mr. Brown to serve as the President of the Company at an annual base salary of $144,000, and an annual bonus payable at the discretion of the Board of Directors. In recognition of the nearly full time attention Mr. Brown provided to the Company as a non employee director, the agreement also provided for a $24,000 signing bonus payable in for (4) monthly installments. The employment agreement will be renewed automatically for successive one year periods unless the Company provides written notice of non-renewal at least three (3) months prior to the date employment would otherwise terminate.

         The employment agreement is substantially similar to the agreements with the other executive officers of the Company except that: (i) in the event of termination without cause, Mr. Brown shall continue to be paid his then current base salary for a period of nine (9) months from the date of such termination; and if the termination occurs during the Initial Term, options to purchase the lesser of (A) one hundred fifty thousand and three (150,003) shares of Common Stock; and (B) the number of shares of Common Stock issuable upon the exercise of the remaining unvested options shall vest immediately upon termination; (ii) the non-competition provision prohibits Mr. Brown from competing with the Company for a period of one year after termination of his employment for any reason; and (iii) Mr. Brown may terminate the employment agreement if Mr. Brown's current salary or benefits are reduced by more than 30%, in which event, Mr. Brown shall continue to be paid his then current base salary for a period of nine (9) months from the date of such termination.

         In connection with his employment, the Company issued options to Mr. Brown to purchase an aggregate of 580,000 shares of common stock at an exercise price of $.6875 per share, the last sales price of the Company's common stock on the date of grant. Options to purchase 180,000 shares vested upon issuance with the remainder vesting in equal monthly installments during the two (2) year preview commencing on the date of employment. Options to purchase 300,000 shares were issued under the Company's Stock Option Plan. The change in control provisions applicable to the option issued outside of the Company's 1996 Stock Option Plan are identical to the provisions described below under the heading "1996 and 1999 Stock Option Plan in Control Provision."

CONSULTING AGREEMENT

         In November of 1999, the Company entered into an agreement with Bruce
W. Nordin to provide executive management consulting services to the Company, on an interim basis in consideration of consulting fees in the amount of $15,000. The agreement also provided for the Company to issue options to Mr. Nordin on a monthly basis to purchase 40,000 shares of common stock at an exercise price equal to the closing market price of the Company's common stock on the date of grant. Commencing October 2000, the Company entered into a series of monthly consulting agreements with Mr. Nordin providing for a monthly consulting fee of $12,000 and the issuance of options to purchase 30,000 shares of common stock in exchange for a reduction in Mr. Nordin's monthly time commitment to the Company. Except in limited circumstances, options granted after October 1, 2000 vest only in the event that Mr. Nordin becomes employed as an officer of the Company. As of the date of this Report, the Company has issued options to Mr. Nordin to purchase 600,000 shares of common stock at exercise prices ranging from $.2656 to $1.2188 per share, 180,000 of which are subject to vesting. The consulting arrangement may be terminated by either party for any reason upon written notice.

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

DIRECTOR COMPENSATION

         Members of the Board of Directors receive no cash compensation for serving on the Board of Directors. Pursuant to the Plans, upon appointment, each non-employee director is entitled to receive options to purchase up to 50,000 shares of Common Stock which vest 20% annually over five years. Five years after the initial grant of an option to a non-employee director, and every fifth year thereafter, non-employee directors who remain on the Board of Directors are automatically granted additional options to purchase 50,000 shares of Common Stock which vest 20% annually over five years. All options granted to non-employee directors have an exercise price equal to 100% of the fair market value of a share of the Company's Common Stock on the date of grant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 26, 2001 information with respect to the beneficial ownership of the Company's Common Stock of all persons which the Company, pursuant to filings with the SEC, has reason to believe may be deemed the beneficial owners of more than five percent (5%) of the Company's outstanding Common Stock. Also set forth in the table is the beneficial ownership of all shares of the Company's Common Stock, as of such date, of all officers and directors of the Company, individually and as a group.

                                   AMOUNT AND
                                   NATURE OF
NAME AND ADDRESS OF                BENFICIAL                        PERCENTAGE
BENEFICIAL OWNERS                  OWNERSHIP(1)                     OF CLASS
-------------------                -----------                      ----------
Barry M. Wendt
1285 Corporate Center Drive
Suite No. 175
Eagan, MN 55121                    1,237,800                        11.6%

Gary E. Wendt
1285 Corporate Center Drive
Suite No. 175
Eagan, MN 55121                      520,180(2)                      4.8%

Benedict A. Wittig
1285 Corporate Center Drive
Suite No. 175
Eagan, MN 55121                    1,237,500                        11.6%

Jeffry R. Brown
1285 Corporate Center Drive
Suite No. 175
Eagan, MN 55121                      266,668(3)                      2.4%

Richard T. Fiskum
28690 660th Avenue
Lithfield, MN  55355               1,237,500                        11.6%

The Shaar Fund, Ltd.
C/o Citco Fund Services (Curacao) N.V.
Kaya Flamboyan 9
Curacao
Netherlands Antilles                   4,629(4)                     9.99%

All Directors and Officers
As a group (4 persons)             3,262,148                        29.4%

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

         Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 10,706,967 shares of Common Stock outstanding as of March 26, 2001.

(2) Includes 115,180 shares issuable upon exercise of options. Does not include 58,200 shares issuable upon exercise of options subject to vesting.

(3) Consists of shares issuable upon exercise of options. Does not include 393,332 shares issuable upon exercise of options subject to vesting.

(4) In addition to these shares, the Shaar Fund, Ltd. (the "Fund") owns an aggregate of 198,750 shares of common stock issuable upon exercise of warrants and additional shares issuable upon conversion of $498,455 principal amount of debentures convertible into shares of common stock and 19,875 shares of the Company's Series A Convertible Preferred Stock. The debenture and preferred stock are convertible into common stock at floating conversion prices based on the trading price of the Company's common stock. The terms of the debenture prohibit the Fund from converting the debenture into in excess of 5% of the Company's outstanding shares. The Series A Preferred Stock and certain of the warrants contain provisions which prohibit the conversion or exercise, as applicable, of such securities to the extent they result in the Fund owning in excess of 9.99% of the Company's outstanding shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EMPLOYMENT ARRANGEMENTS

         The Company has employment agreements with each of Barry Wendt, Benedict Wittig, Gary Wendt and Jeffry Brown. See "EXECUTIVE COMPENSATION - EMPLOYMENT AGREEMENTS."

OPTIONS GRANTED TO DIRECTORS

         During 1999, the Company granted nonqualified stock options under the 1999 Plan to purchase 50,000 shares of Common Stock to Mr. Brown upon his appointment as a non-employee director of the Company and to Dr. Hammargren, who at that time served as an outside director. These options were issued at an exercise price of $.969 per share, the last sales price of the Company's Common Stock as reported on the OTC Bulletin Board on the date of grant and vest in five (5) equal annual installments commencing one (1) year after the date of grant. During 2000, the Company granted options to purchase 580,000 shares to Mr. Brown in connection with his becoming employed by the Company.

SURRENDER OF OPTIONS

         On April 7, 2000 Barry M. Wendt surrendered options to purchase 218,920 shares of Common Stock and Benedict A. Wittig surrendered options to purchase 188,690 shares of Common Stock. Upon surrender, these options were cancelled by the Company.

TRANSACTIONS WITH THE SHAAR FUND, LTD.

         On December 16, 1999 and January 31, 2000, the Shaar Fund Ltd. advanced the Company $150,000 and $100,000, respectively, pursuant to short-term promissory notes at an interest rate of 10% per annum. On March 17, 2000, the Fund purchased shares of Series A Preferred Stock and Common Stock Purchase Warrants at purchase price of $450,000. In connection with this financing, the Fund cancelled $250,000 of notes payable in partial payment for such securities. Between March 31, 2000 and March 1, 2001, the Fund has provided the Company with a series of unsecured loans in the aggregate principal amount of $1,800,000 at an interest rate of 10% per annum. The maturity dates of the loans have been extended such that they are due on the earlier of December 31, 2001 or upon the Company completing a private offering of equity securities resulting in gross proceeds of $5,000,000. Since 1999, the Fund has converted an aggregate of $1,992,000 of principal amount and $100,000 of accrued interest due under a convertible debenture into 3,170,100 shares of common stock and has waived certain interest payment defaults under the debenture.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Report. Portions of Item 13 are submitted as separate sections of this report:

                  (1)      Financial statements filed as part of this Report:

                           Report of Independent Certified Public Accountants

                           Balance Sheets as of December 31, 1999 and 2000

                           Statement of Operations - Years ended December 31, 1998, 1999 and 2000 and January 7, 1993 (Date of
                           inception) through December 31, 2000

                           Statement of Shareholders' Deficit - Years ended December 31, 1998, 1999 and 2000 and January 7, 1993
                           (date of inception) through December 31, 2000

                           Statements of Cash Flows - Years ended December 31, 1998, 1999 and 2000 and January 7, 1993 (Date of
                           inception) through December 31, 2000

                           Notes to Financial Statements - December 31, 1998, 1999 and 2000

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

  3.5              Amended and Restated Certificate of Designation of           Incorporated by reference to Exhibit 3.5
                   Series A 9% Convertible Preferred Stock                      to the Registrant's Annual Report on Form
                                                                                10-KSB for the fiscal year ended
                                                                                December 31, 1999 (the "1999 10-KSB")

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

 10.22             Form of Warrant granted to The Shaar Fund Ltd.               Incorporated by reference to Exhibit
                                                                                10.22 to the July 8, 1999 8-K

 10.23             Amendment No. 1 to the SAC Technologies, Inc. 1996           Incorporated by reference to Exhibit 10.23
                   Stock Option Plan                                            to the 1999 10-KSB

 10.24             SAC Technologies, Inc. 1999 Stock Option Plan                Incorporated by reference to Exhibit 10.24
                                                                                to the 1999 10-KSB

 10.25             Employment Agreement dated November 3, 2000 by and           Incorporated by reference to Exhibit 10.25 to the
                   between the Registrant and Jeffry R. Brown                   Registrant's Quarterly Report on Form 10-QSB for
                                                                                quarter ended September 30, 2000 (the
                                                                                "September 30, 2000 10-QSB")



 10.26             Option To Purchase 280,000 shares of Common Stock            Incorporated by reference to Exhibit 10.26 to
                   issued to Jeffry R. Brown                                    the September 30, 2000 10-QSB

 10.27             Non Qualified Stock Option Agreement Under the               Incorporated by reference to Exhibit 10.27 to the
                   Registrant's 1999 Stock Option Plan to purchase              September 30, 2000 10-QSB
                   300,000 shares of Common Stock issued to
                   Jeffry Brown

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

(b)      Reports on Form 8-K.

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SAC TECHNOLOGIES, INC.

Date: March 30, 2001                  /s/ Barry M. Wendt
                                       ------------------

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

/s/ Barry M. Wendt                                          March 30, 2001
------------------

Barry M. Wendt
Chairman of the Board of Directors and
Chief Executive Officer

/s/ Gary E. Wendt                                           March 30, 2001
-----------------

Gary E. Wendt
Chief Financial Officer and Director (Principal
Financial and Accounting Officer)

/s/ Benedict A. Wittig                                      March 30, 2001
----------------------

Benedict A. Wittig
Secretary and Director

/s/ Jeffry R. Brown                                         March 30, 2001
-------------------

Jeffry R. Brown
President and Director

                                  EXHIBIT INDEX

EXHIBIT NUMBER              DESCRIPTION

23.1                        Consent of Divine, Scherzer & Brody, Ltd.

25.1 Power of Attorney (included in the signature page to the Report)

ITEM 7 - FINANCIAL STATEMENTS

The following financial statements of SAC Technologies, Inc., dba BIO-key International are included herein at the indicated page numbers:

                                                                        Page No.
                                                                        --------

Report of Independent Certified Public Accountants                          F-2

Balance Sheets at December 31, 1999 and 2000                                F-3

Statements of Operations - Years ended December 31, 1998,
     1999 and 2000, and January 7, 1993 (date of
     inception) through December 31, 2000                                   F-4

Statement of Stockholders' Deficit - Years ended December 31,
     1998, 1999 and 2000, and January 7, 1993
     (date of inception) through December 31, 2000                          F-5

Statements of Cash Flows - Years ended December 31, 1998,
     1999 and 2000, and January 7, 1993 (date of
     inception) through December 31, 2000                                   F-6

Notes to the Financial Statements - December 31, 1998,
     1999 and 2000                                                          F-7

Report of Independent Certified Public Accountants

Board of Directors and Stockholders
SAC Technologies, Inc., dba BIO-key International


We have audited the accompanying balance sheets of SAC Technologies, Inc., dba BIO-key International (a Minnesota corporation in the development stage) as of December 31, 1999 and 2000 and the related statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2000, and the period January 7, 1993 (date of inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SAC Technologies, Inc., dba BIO-key International as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, and the period January 7, 1993 (date of inception) through December 31, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, as discussed in Note A to the financial statements, the Company is in the development stage and has not generated significant revenues since inception, the Company has suffered recurring losses from operations, and the Company has a deficit in working capital and a stockholders' deficit. These aforementioned issues, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty. Management's plans in regard to these matters are also discussed in Note A.

/s/ Divine, Scherzer & Brody, Ltd.

Minneapolis, Minnesota
March 1, 2001

                SAC Technologies, Inc., dba BIO-key International
                    (a Corporation in the Development Stage)

                                 BALANCE SHEETS

                                     ASSETS

                                                                                              December 31,
                                                                                    ----------------------------------
                                                                                        1999                2000
                                                                                    --------------     ---------------
CURRENT ASSETS
     Cash and cash equivalents                                                   $       101,152    $         48,830
     Accounts receivable, less allowance of $62,500
         at December 31, 1999                                                             13,331               9,118
     Inventories                                                                          32,500                   -
     Prepaid expenses                                                                     43,120              21,745
                                                                                    --------------     ---------------

         Total current assets                                                            190,103              79,693

EQUIPMENT, FURNITURE AND FIXTURES, less accumulated depreciation                          79,257              31,942

OTHER ASSETS                                                                              91,364              50,595
                                                                                    --------------     ---------------

                                                                                 $       360,724    $        162,230
                                                                                    ==============     ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Notes payable                                                               $       150,000    $      1,400,000
     Convertible debentures                                                                    -             598,455
     Accounts payable                                                                    341,035             328,398
     Accrued liabilities                                                                 441,797           1,121,689
                                                                                    --------------     ---------------

         Total current liabilities                                                       932,832           3,448,542

CONVERTIBLE DEBENTURES                                                                 1,111,754                   -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock - authorized, 5,000,000 shares of $.01 par value: Series A
         9% Convertible (liquidation preference of $100 per share); 50,000 shares designated; issued and outstanding,
         13,125 and 19,875 shares, respectively                                              131                 199
     Common stock - authorized, 20,000,000 shares of $.01 par value; issued
         and outstanding, 9,106,257 and 9,966,724 shares, respectively                    91,063              99,667
     Additional contributed capital                                                   11,473,269          13,133,600
     Deficit accumulated during the development stage                                (13,248,325)        (16,519,778)
                                                                                    --------------     ---------------
                                                                                      (1,683,862)         (3,286,312)
                                                                                    --------------     ---------------

                                                                                 $       360,724    $        162,230
                                                                                    ==============     ===============


        The accompanying notes are an integral part of these statements.

                SAC Technologies, Inc., dba BIO-key International
                    (a Corporation in the Development Stage)

                            STATEMENTS OF OPERATIONS


                                                                                                         January 7,
                                                                                                        1993 (date of
                                                                                                          inception)
                                                               Years ended December 31,                    through
                                                   -----------------------------------------------       December 31,
                                                      1998              1999             2000               2000
                                                   ------------      ------------     ------------      -------------
Revenues
     Product sales                              $     366,630    $       57,970   $            -    $       577,384
     License fees                                           -           100,000                -            100,000
     Reimbursed research and development               10,200                 -                -            284,506
     Technical support and other services               7,750                 -                -            429,885
                                                   ------------      ------------     ------------      -------------
                                                      384,580           157,970                -          1,391,775
Costs and other expenses
     Cost of product sales                          1,052,463           452,593                -          1,736,895
     Cost of technical support and other
         services                                       2,085                 -                -            237,317
     Selling, general and administrative            3,314,701         2,151,466        1,852,867         10,112,669
     Research, development and engineering          1,570,033           856,692        1,136,245          4,858,193
                                                   ------------      ------------     ------------      -------------
                                                    5,939,282         3,460,751        2,989,112         16,945,074
                                                   ------------      ------------     ------------      -------------

         Operating loss                            (5,554,702)       (3,302,781)      (2,989,112)       (15,553,299)

Other income (expense)
     Interest expense                                (496,476)         (334,197)        (141,341)        (1,011,518)
     Sundry                                            99,876           208,621                -            509,136
                                                   ------------      ------------     ------------      -------------
                                                     (396,600)         (125,576)        (141,341)          (502,382)
                                                   ------------      ------------     ------------      -------------

         NET LOSS                               $  (5,951,302)   $   (3,428,357)  $   (3,130,453)   $   (16,055,681)
                                                   ============      ============     ============      =============
Net loss                                        $  (5,951,302)   $   (3,428,357)  $   (3,130,453)   $   (16,055,681)
     Series A 9% convertible preferred stock
         dividend and accretion                             -          (341,600)        (307,225)          (648,825)
                                                   ------------      ------------     ------------      -------------

     Loss applicable to common stockholders     $  (5,951,302)    $  (3,769,957)   $  (3,437,678)    $  (16,704,506)
                                                   ============      ============     ============      =============

Basic and diluted loss per share
     Net loss                                   $        (.79)    $        (.41)  $         (.33)    $        (2.54)
     Series A 9% convertible preferred
         stock dividend and accretion                       -              (.04)            (.03)              (.10)
                                                   ------------      ------------     ------------      -------------

     Loss applicable per common share           $        (.79)   $         (.45)  $         (.36)   $         (2.64)
                                                   ============      ============     ============      =============

Weighted average number of shares used              7,494,647         8,308,093        9,589,304          6,319,207
                                                   ============      ============     ============      =============


        The accompanying notes are an integral part of these statements.

                SAC Technologies, Inc., dba BIO-key International
                    (a Corporation in the Development Stage)

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                Series A 9% Convertible
                                                                   Preferred Stock                      Common Stock
                                                            -----------------------------      -----------------------------
                                                               Shares           Amount            Shares           Amount
                                                            ------------     ------------      ------------     ------------

  Sale of common stock January 7, 1993                                --     $         --        3,150,000      $     31,500
  Sale of common stock January 7, 1993
    at $.02 per share                                                 --               --        1,350,000            13,500
  Redemption of director and officers
    common stock August 4, 1995 at $0 per share                       --               --         (270,000)           (2,700)
  Sales of common stock August 4, 1995 through
    December 22, 1995 at $.17 through $.24 per share                  --               --        1,237,500            12,376
  Redemption of common stock August 4, 1995 through
    December 22, 1995 at $.22 through $.24 per share                  --               --       (1,350,000)          (13,500)
  Issuance of detachable warrants on May 17, 1996,
    in connection with bridge financing arrangements,
    valued at $25,000, to purchase 100,000 shares of
    common stock at $1.00 per share                                   --               --               --                --
  Sales of common stock during June and July, 1996
    at $1.00 per share, less offering costs of $124,663               --               --          698,160             6,982
  Conversion of bridge notes plus accrued interest
    of $1,841 to common stock on June 28, 1996 at
    $1.00 per share                                                   --               --          201,840             2,018
  Exercise of stock options                                           --               --           23,867               238
  Sales of common stock in February and March 1997
    at $3.00 per share, less offering costs of
    $1,039,668                                                        --               --        2,420,000            24,200
  Issuance of warrants on March 24, 1997 to purchase
    25,000 shares of common stock at $3.00 per share                  --               --               --                --
  Unearned compensation grant                                         --               --               --                --
  Unearned compensation amortization                                  --               --               --                --
  Unearned compensation reversal related to employee
    terminations                                                      --               --               --                --
  Other                                                               --               --               --                --
  Net loss                                                            --               --               --                --
                                                            ------------     ------------     ------------      ------------

Balance as of December 31, 1997                                       --               --        7,461,367            74,614

  Unearned compensation grant                                         --               --               --                --
  Unearned compensation amortization                                  --               --               --                --
  Exercise of stock options and warrants                              --               --           49,500               495
  Issuance of stock options on April 13, 1998 to
    purchase 100,000 shares of common stock at $8.46
    per share                                                         --               --               --                --
  Fair market value of conversion feature on debenture
    issued June 30, 1998                                              --               --               --                --
  Issuance of warrants on June 30, 1998 to purchase
    350,000 shares of common stock at $7.29 and $7.50
    per share                                                         --               --               --                --
  Issuance of stock options on April 1, 1998 and
    September 15, 1998 to purchase 423,000 shares of
    common stock at $3.00 to $6.42 per share                          --               --               --                --
  Net loss                                                            --               --               --                --
                                                            ------------     ------------     ------------      ------------

Balance as of December 31, 1998                                       --               --        7,510,867            75,109

  Sale of stock warrants during September 1999 to
    purchase 320,000 shares of common stock at $.84
    - $1.00 per share                                                 --               --               --                --
  Unearned compensation amortization                                  --               --               --                --
  Unearned compensation reversal related to employee
    termination                                                       --               --               --                --
  Exercise of stock options                                           --               --           26,000               260
  Compensation element of stock option vesting to
    consultants                                                       --               --               --                --
  Issuance of preferred stock during July 1999                    13,125              131               --                --
  Accretion of preferred stock beneficial conversion
    feature                                                           --               --               --                --
  Conversion of debentures                                            --               --        1,569,390            15,694
  Net loss                                                            --               --               --                --
                                                            ------------     ------------     ------------      ------------

Balance as of December 31, 1999                                   13,125     $        131        9,106,257      $     91,063

  Issuance of preferred stock and warrant in March 2000            6,750               68               --                --
  Accretion of preferred stock beneficial conversion
    feature                                                           --               --               --                --
  Conversion of debentures                                            --               --          860,467             8,604
  Issuance of warrants                                                --               --               --                --
  Issuance of stock options                                           --               --               --                --
  Net loss                                                            --               --               --                --
                                                            ------------     ------------     ------------      ------------

Balance as of December 31, 2000                                   19,875     $        199        9,966,724      $     99,667
                                                            ============     ============     ============      ============

[WIDE TABLE CONTINUED]


                                                                                Deficit           Deferred
                                                                              accumulated       compensation
                                                             Additional        during the        related to
                                                            contributed       development          stock
                                                              capital            stage            options              Total
                                                            ------------      ------------      ------------      ------------

  Sale of common stock January 7, 1993                      $    (22,750)     $     (8,747)     $         --      $          3
  Sale of common stock January 7, 1993
    at $.02 per share                                             11,500                --                --            25,000
  Redemption of director and officers
    common stock August 4, 1995 at $0 per share                    2,700                --                --                --
  Sales of common stock August 4, 1995 through
    December 22, 1995 at $.17 through $.24 per share             262,624                --                --           275,000
  Redemption of common stock August 4, 1995 through
    December 22, 1995 at $.22 through $.24 per share            (265,324)          (29,350)               --          (308,174)
  Issuance of detachable warrants on May 17, 1996,
    in connection with bridge financing arrangements,
    valued at $25,000, to purchase 100,000 shares of
    common stock at $1.00 per share                               25,000                --                --            25,000
  Sales of common stock during June and July, 1996
    at $1.00 per share, less offering costs of $124,663          566,515                --                --           573,497
  Conversion of bridge notes plus accrued interest
    of $1,841 to common stock on June 28, 1996 at
    $1.00 per share                                              178,990                --                --           181,008
  Exercise of stock options                                       70,384                --                --            70,622
  Sales of common stock in February and March 1997
    at $3.00 per share, less offering costs of
    $1,039,668                                                 6,196,132                --                --         6,220,332
  Issuance of warrants on March 24, 1997 to purchase
    25,000 shares of common stock at $3.00 per share              27,500                --                --            27,500
  Unearned compensation grant                                    350,400                --          (350,400)               --
  Unearned compensation amortization                                  --                --            75,254            75,254
  Unearned compensation reversal related to employee
    terminations                                                (184,191)               --           184,191                --
  Other                                                           22,210                --                --            22,210
  Net loss                                                            --        (3,545,569)               --        (3,545,569)
                                                            ------------      ------------      ------------      ------------

Balance as of December 31, 1997                                7,241,690        (3,583,666)          (90,955)        3,641,683

  Unearned compensation grant                                     58,520                --           (58,520)               --
  Unearned compensation amortization                                  --                --            92,585            92,585
  Exercise of stock options and warrants                         112,775                --                --           113,270
  Issuance of stock options on April 13, 1998 to
    purchase 100,000 shares of common stock at $8.46
    per share                                                    352,650                --                --           352,650
  Fair market value of conversion feature on debenture
    issued June 30, 1998                                         525,000                --                --           525,000
  Issuance of warrants on June 30, 1998 to purchase
    350,000 shares of common stock at $7.29 and $7.50
    per share                                                    432,000                --                --           432,000
  Issuance of stock options on April 1, 1998 and
    September 15, 1998 to purchase 423,000 shares of
    common stock at $3.00 to $6.42 per share                     237,500                --                --           237,500
  Net loss                                                            --        (5,951,302)               --        (5,951,302)
                                                            ------------      ------------      ------------      ------------

Balance as of December 31, 1998                                8,960,135        (9,534,968)          (56,890)         (556,614)

  Sale of stock warrants during September 1999 to
    purchase 320,000 shares of common stock at $.84
    - $1.00 per share                                             80,000                --                --            80,000
  Unearned compensation amortization                                  --                --            13,970            13,970
  Unearned compensation reversal related to employee
    termination                                                  (42,920)               --            42,920                --
  Exercise of stock options                                       28,240                --                --            28,500
  Compensation element of stock option vesting to
    consultants                                                   36,100                --                --            36,100
  Issuance of preferred stock during July 1999                   800,408                --                --           800,539
  Accretion of preferred stock beneficial conversion
    feature                                                      285,000          (285,000)               --                --
  Conversion of debentures                                     1,326,306                --                --         1,342,000
  Net loss                                                            --        (3,428,357)               --        (3,428,357)
                                                            ------------      ------------      ------------      ------------

Balance as of December 31, 1999                             $ 11,473,269      $(13,248,325)     $         --      $ (1,683,862)

  Issuance of preferred stock and warrant in March 2000          433,451                --                --           433,519
  Accretion of preferred stock beneficial conversion
    feature                                                      141,000          (141,000)               --                --
  Conversion of debentures                                       541,396                --                --           550,000
  Issuance of warrants                                           220,500                --                --           220,500
  Issuance of stock options                                      323,984                --                --           323,984
  Net loss                                                            --        (3,130,453)               --        (3,130,453)
                                                            ------------      ------------      ------------      ------------

Balance as of December 31, 2000                             $ 13,133,600      $(16,519,778)     $         --      $ (3,286,312)
                                                            ============      ============      ============      ============


        The accompanying notes are an integral part of this statement.

                SAC Technologies, Inc., dba BIO-key International
                    (a Corporation in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       January 7,
                                                                                                                       1993 (date
                                                                                                                           of
                                                                                                                       inception)
                                                                                 Years ended December 31,               through
                                                                        -----------------------------------------       December
                                                                           1998           1999           2000           31, 2000
                                                                        -----------------------------------------   -------------
Cash flows from operating activities
     Net loss                                                      $   (5,951,302) $  (3,428,357) $  (3,130,453) $  (16,055,681)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation                                                      59,901         58,650         47,315         210,971
         Amortization
              Unearned compensation                                        92,585         13,970              -         181,809
              Deferred financing costs                                     80,400        288,543         53,287         426,397
              The intrinsic value of  the beneficial conversion
              feature of the convertible debenture                        400,376        124,624         36,701         561,701
         Allowance for doubtful receivables                                59,000       (158,000)             -               -
         Write-down of inventory                                          600,000        283,515         32,500         916,015
         Write-down of deferred financing costs                                 -        132,977              -         132,977
         Gain on sale of Inter-Con/PC, Inc. stock                               -       (190,000)             -        (190,000)
         Revenues realized due to offset of billings against a
          stock repurchase                                                      -              -              -        (170,174)
         Acquired research and development                                      -              -              -         117,000
         Options and warrants issued for services and other               722,150         36,100        544,484       1,330,234
         Other                                                                  -              -              -          34,684
         Change in assets and liabilities:
              Accounts receivable                                         (46,932)       189,371          4,213          (9,118)
              Inventories                                                (545,360)        94,272              -        (916,015)
              Prepaid expenses                                            (11,115)        78,755         21,375         (21,745)
              Accounts payable                                             (7,809)        60,156        (12,637)        328,398
              Accrued liabilities                                          (8,920)       215,394        679,892       1,132,649
                                                                        -----------    -----------    -----------    ------------

                  Net cash used in operating activities                (4,557,026)    (2,200,030)    (1,723,323)    (11,989,898)

Cash flows from investing activities
     Capital expenditures                                                 (31,404)        (2,438)             -        (242,913)
     Proceeds from sale of Inter-Con/PC, Inc. stock                             -        190,000              -         190,000
     Other                                                                      -         (9,035)       (12,518)        (39,071)
                                                                        -----------    -----------    -----------    ------------

                  Net cash provided by (used in) investing
                   activities                                             (31,404)       178,527        (12,518)        (91,984)

Cash flows from financing activities
     Net borrowings under short-term borrowing agreements                       -        250,000      1,500,000       1,633,000
     Issuance of convertible bridge notes                                       -              -              -         175,000
     Issuance of convertible debentures                                 1,775,000              -              -       1,775,000
     Issuance of warrants and convertible debentures discount             725,000         80,000                        830,000
     Deferred financing costs                                            (312,977)             -              -        (312,977)
     Exercise of stock options and warrants                               113,270         28,500              -         190,799
     Sale of common stock                                                       -              -              -       7,093,832
     Sale of preferred stock and assigned value of warrant                      -        700,539        183,519         884,058
     Redemption of common stock                                                 -              -              -        (138,000)
                                                                        -----------    -----------    -----------    ------------

                  Net cash provided by financing activities             2,300,293      1,059,039      1,683,519      12,130,712
                                                                        -----------    -----------    -----------    ------------
                  NET INCREASE (DECREASE) IN CASH                      (2,288,137)      (962,464)       (52,322)         48,830

Cash and cash equivalents, beginning of period                          3,351,753      1,063,616        101,152               -
                                                                        -----------    -----------    -----------    ------------

Cash and cash equivalents, end of period                            $   1,063,616   $    101,152   $     48,830   $      48,830
                                                                        ===========    ===========    ===========    ============


        The accompanying notes are an integral part of these statements.

                SAC Technologies, Inc., dba BIO-key International
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1998, 1999 and 2000

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business

         SAC Technologies, Inc., dba BIO-key International (the Company) is a development stage company incorporated on January 7, 1993 and has operations in Minneapolis, MN and Las Vegas, NV. The Company's goal is to develop and market advanced biometric fingerprint technology solutions that provide fast, easy and highly secure personal identification for online access to computers and networks. The Company's fingerprint identification techniques can be used without the aid of a personal identification number. The Company's target market includes Internet application service providers, Internet based retailers and corporations utilizing an intranet.

         Basis of Presentation

         Broad commercial acceptance of the Company's technology is critical to the Company's success and ability to generate revenues. The Company has had no significant revenues to date, and has accumulated losses since inception of approximately $16,056,000, of which approximately $3,130,000 was incurred during 2000. As of December 31, 2000: there was a working capital deficit of approximately $3,369,000 and a stockholders' deficit of approximately $3,286,000; it has reduced it's workforce; and it was subject to certain penalties payable to an investment group for not timely filing a registration statement. The Company believes its existing cash will only last through April 2001 and will not be adequate to fund expansion and distribution, or any marketing strategy.

         The Company is in need of substantial additional capital. The Company is currently considering several alternatives related to raising additional capital including continued funding from an investment group and new funding from other sources. No assurance can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained to meet its needs, or that such financing would not be dilutive to existing stockholders.

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The matters described in the preceding paragraphs raise substantial doubt about the Company's ability to continue as a going concern. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company advancing beyond the development stage, which in turn is dependent upon the Company's ability to obtain additional financing, meet its financing requirements on a continuing basis, and succeed in its future operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

                SAC Technologies, Inc., dba BIO-key International
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1998, 1999 and 2000

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         Summary of Significant Accounting Policies

         A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.       Revenue Recognition

         Revenues from software licensing is recognized in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9. Accordingly, revenue from software licensing is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable.

2.       Cash and Cash Equivalents

         Cash equivalents consist of certificates of deposit and all other liquid investments with original maturities of three months or less. The Company maintains its cash balances in a financial institution in Nevada. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000.

3.       Inventories

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The Company's inventories consist principally of component parts ready for final assembly.

4.       Equipment, Furniture and Fixtures

         Equipment, furniture and fixtures are stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated services lives of three and five years using the straight-line method. Equipment, furniture and fixtures consisted of the following as of December 31:

                                                      1999                2000
                                                  --------------     ---------------

           Equipment                           $       207,556    $        206,363
           Furniture and fixtures                       35,357              36,550
                                                  --------------     ---------------
                                                       242,913             242,913
           Less accumulated depreciation               163,656             210,971
                                                  --------------     ---------------

                                               $        79,257    $         31,942
                                                  ==============     ===============

                SAC Technologies, Inc., dba BIO-key International
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1998, 1999 and 2000

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

5.       Advertising Expense

         The Company expenses the costs of advertising as incurred. Advertising expenses for the years ended December 31, 1998, 1999, 2000, and the period January 7, 1993 (date of inception) through December 31, 2000 were approximately $145,000, $63,000, $6,000 and $215,000, respectively.

6.       Research and Development Expenditures

         All costs related to development of new products are charged to expense as incurred. Such costs are required to be expensed until technological feasibility and proven marketability of the product are established.

7.       Basic and Diluted Loss per Common Share

         Basic and diluted loss per share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares. Shares reserved for outstanding warrants, stock options or convertible preferred stock are not considered because the impact of the incremental shares is antidilutive.

8.       Income Taxes

         The Company provides for income taxes based on income reported for financial reporting purposes. Certain charges to earnings differ as to timing from those deducted for tax purposes; these relate primarily to net operating loss carryforwards. The tax effect of these differences are recorded as deferred income taxes.

9.       Accounting for Stock-Based Compensation

         The Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for employee stock options. Under the intrinsic value method, compensation expense is recognized only to the extent the market price of the common stock exceeds the exercise price of the stock option at the date of the grant.

         In the future, if employees exercise certain nonstatutory stock options, the Company may realize a tax benefit equal to the tax effect on the difference between the strike price of the option and the fair market value of the stock on the day of exercise. Tax benefits realized, if any, by the Company will be credited to additional paid-in capital. Similar accounting treatment is also given to any tax benefits the Company may realize arising from employees making disqualifying dispositions of incentive stock options.

                SAC Technologies, Inc., dba BIO-key International
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1998, 1999 and 2000

NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

10.      Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of receivables and expenses during the reporting period, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Estimates are used for such items as valuation of inventories and deferred income taxes, conversion features of convertible debentures and preferred stock, and stock options and warrants outstanding.

NOTE B - OTHER ASSETS

         Other assets consisted of the following as of December 31:

                                                                                      1999                2000
                                                                                  --------------     ---------------

           Deferred finance costs, less accumulated amortization of
            $215,189 and $268,476, respectively                                $         64,811   $          11,524
           Security deposits                                                             22,019              16,123
           Patents pending                                                                4,534              22,948
                                                                                  --------------     ---------------

                                                                               $         91,364   $          50,595
                                                                                  ==============     ===============

NOTE C - ACCRUED LIABILITIES

         Accrued liabilities consisted of the following as of December 31:

                                                                                      1999                2000
                                                                                  --------------     ---------------

           Penalties due investment group                                    $          132,500  $          763,625
           Interest                                                                     151,430             256,071
           Compensation                                                                 136,044              85,680
           Other                                                                         21,823              16,313
                                                                                  --------------     ---------------

                                                                             $          441,797  $        1,121,689
                                                                                  ==============     ===============

         As discussed further in Note G, the Company has accrued penalties payable to an investment group for not timely filing a registration statement in connection with the Company's issuance of its Series A Preferred Stock.

                SAC Technologies, Inc., dba BIO-key International
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1998, 1999 and 2000

NOTE D - NOTES PAYABLE

         Notes payable consisted of the following as of December 31:

                                                                                      1999                2000
                                                                                  --------------     ---------------
           Notes payable to investment group with interest at 10%;
           unsecured                                                         $                -  $       $1,400,000
           Note payable to investment group with interest at 10%;
           paid in 2000                                                                 150,000                   -
                                                                                  --------------     ---------------

                                                                             $          150,000  $        1,400,000
                                                                                  ==============     ===============

         The above notes are payable to the same investment group that purchased the Company's convertible debentures and preferred stock described in Notes E and G. Principal and interest on the notes outstanding at December 31, 2000 were due in full on December 31, 2000. the investor group has waived payment of the principal and interest until the earlier of December 31, 2001 or upon the Company's completion, if any, of a private offering of equity securities resulting in gross proceeds of at least $5,000,000.

NOTE E - CONVERTIBLE DEBENTURES

         In 1998, the Company issued convertible debentures with a face value of $2,500,000 and a stated interest rate of 5% (the Debentures) to an investment group (the Investor). In conjunction with the Debentures, the Company also issued to the Investor a warrant to purchase 100,000 shares of the Company's common stock. The total proceeds from the issuance of the Debentures and warrants were $2,500,000. The Debentures are due June 30, 2001 and are redeemable at the option of the Company under certain circumstances. Interest is payable quarterly. The conversion price for the Debentures is the lesser of: a) $7.15, or b) a 22% discount to the average closing bid price of the Company's common stock during the five trading days prior to conversion.

         The Debentures were recorded net of a $525,000 discount assigned to the fair value of the conversion feature and a $200,000 discount assigned to the fair value of the warrants. The value assigned to the conversion feature was amortized as interest expense through February 1999, the earliest eligible conversion date. The value assigned to the warrants is being amortized as interest over the three-year life of the Debentures.

         In conjunction with the Debentures, the Company issued to its underwriter warrants to purchase 200,000 shares of the Company's common stock. Of these warrant rights, the right to purchase 66,000 shares vested immediately and the remainder will vest upon successful completion of a future public offering, if one occurs. The estimated fair value of the immediately vested warrants was $132,000 and was charged to expense in 1998. The $268,000 estimated fair value of the unvested warrants will be offset against the proceeds of a future public offering, if one occurs.

                SAC Technologies, Inc., dba BIO-key International
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1998, 1999 and 2000

NOTE E - CONVERTIBLE DEBENTURES - CONTINUED

         The debenture agreement contains certain dilution and conversion price adjustments if certain events occur. In the event of prepayment, the Company is subject to certain prepayment costs of up to 24% of the principal amount repaid. In addition, the Company is required to meet certain covenants. The Company has not made the required interest payments on the Debentures and is, therefore, in default. The terms of the Debenture agreement call for a default rate of interest of 9%. The Investor waived the required increase to the default rate and waived the event of default based on the Company's failure to make interest payments as of December 31, 2000.

         The Investor converted $1,342,000 of the Debentures into 1,569,390 shares of common stock during 1999. The Investor converted $550,000 of the Debentures into 860,467 shares of common stock during 2000.

NOTE F - COMMITMENTS AND CONTINGENCIES

         Litigation Settlement

         In July 2000, litigation was commenced against the Company alleging breach of a licensing agreement and conversion of certain proprietary technology. In August 2000, the Company and plaintiff reached a settlement and entered into a new agreement whereby: ownership of each of the parties' technologies was clarified; previously existing contracts between the two parties were terminated; royalties or payables due between the two parties were discharged; the Company granted the plaintiff certain royalty-free rights and licenses to manufacture and sell certain hardware devices; and the Company granted the plaintiff certain other rights, including the right to purchase certain inventory items at terms and prices similar to those offered to other customers.

         Litigation Pending

         During 1999, a former licensor of technology to the Company commenced litigation claiming breach of contract. The Company has filed a counter-claim. Management continues to defend itself and does not believe the resolution of this matter will result in significant expense to the Company.

         Operating Leases

         The Company operates leased facilities in Minnesota and Nevada under non-cancelable operating leases that expire in August 2004 for the Minnesota location and March 2001 for the Nevada location. In addition to base rent the Company pays for property taxes, maintenance, insurance, and other occupancy expense applicable to the leased premises.

                SAC Technologies, Inc., dba BIO-key International
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1998, 1999 and 2000

NOTE F - COMMITMENTS AND CONTINGENCIES - CONTINUED

         Operating Leases - Continued

         Minimum rental commitments of non-cancelable operating leases as of December 31, 2000 are approximately as follows:

                    Year

                    2001                                             41,000
                    2002                                             40,000
                    2003                                             42,000
                    2004                                             29,000
                                                             ---------------

                                                         $          152,000
                                                             ===============

         Rental expense was approximately $80,000, $124,000, $89,000 and $419,000 during 1998, 1999, 2000 and for the period January 7, 1993 (date of inception) through December 31, 2000, respectively.

         Employment Agreements

         The Company has employment agreements with four individuals. The employment agreements contain non-compete clauses that restrict the employees from competing with the Company following a termination of employment from the Company. In the event of termination, as defined, the agreements provide each employee with severance payments. As of December 31, 2000, the aggregate commitment was approximately $700,000.

         Future Public Offering Costs

         On June 30, 1998, the Company entered into an agreement with its underwriter, whereby the underwriter agreed to waive all future rights of first refusal to sell the Company's securities. In exchange for this, the Company agreed to pay the underwriter $100,000, of which $34,000 was paid at the closing of the sale of Debentures and $66,000 will be paid upon completion of a future public offering, if one occurs.

NOTE G - STOCKHOLDERS' EQUITY

         Issuances of  Series A 9% Convertible Preferred Stock

         In July 1999, the Company completed a private placement and issued to the Investor 13,125 shares of its Series A 9% Convertible Preferred Stock (Preferred Stock). The face value of the Preferred Stock issued was $1,312,500. In conjunction with the issuance of Preferred Stock, the Company also issued to the Investor a warrant to purchase 131,250 shares of the Company's common stock at $1.196 per share exercisable through June 2004. The Company received net cash proceeds of $700,539 after giving effect to a $437,500 discount to the face value of the Preferred Stock, offering costs of $74,461 and repayment of a $100,000 note to the Investor.

                SAC Technologies, Inc., dba BIO-key International
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1998, 1999 and 2000

NOTE G - STOCKHOLDERS' EQUITY - CONTINUED

         Issuances of  Series A 9% Convertible Preferred Stock - Continued

         In accordance with Emerging Issues Task Force (ETIF) 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversions," the Company has determined the embedded beneficial conversion feature associated with the Preferred Stock issued in 1999 has a fair market value of $285,000. The $285,000 fair value of the conversion feature is analogous to a dividend to the preferred stockholder and was recognized as a return to preferred stockholder since the preferred shares are immediately convertible into common stock.

         In March 2000, the Company completed a private placement and issued to the Investor 6,750 shares of its Series A 9% Convertible Preferred Stock. The face value of the Preferred Stock was $675,000. In conjunction with the issuance of the preferred stock, the Company also issued to the Investor a warrant to purchase 65,500 shares of Common stock at $1.309 per share which expires in March 2005. The Company received net cash proceeds of $183,519 after giving effect to a $225,000 discount to the face amount of the preferred stock, offering costs of $16,481, and repayment of $250,000 of notes outstanding to the Investor.

         The fair value assigned to the embedded beneficial conversion feature of the Preferred Stock issued in 2000 was $141,000. The $141,000 fair value of the conversion feature is analogous to a dividend to the preferred stockholder and was immediately recognized as a return to the preferred stockholder, since the preferred shares are immediately convertible into common stock.

         The preferred shares issued in 1999 are convertible into shares of common stock at a conversion price equal to the lesser of: (a) $1.10, or (b) a 22% discount to the average closing bid price of the Company's common stock during the five trading days prior to conversion. The preferred shares issued during 2000 are convertible into shares of common stock at a conversion price equal to the lesser of (a) $1.169 or
         (b) a 22% discount to the average closing bid price of the Company's common stock during the five trading days prior to conversion. The conversion prices are subject to adjustment in the event the Company issues additional common stock options, warrants or other convertible securities without consideration, or for consideration per share less than the effective conversion price in effect on the date of issuance, as defined.

         All of the Preferred Stock provides for a 9% cumulative dividend payable semi-annually on June 15 and December 15. The dividends are payable in cash or, at the option of the Company, through the issuance of shares of common stock. All declared but unpaid dividends bear interest at 9%. As of December 31, 2000, cumulative undeclared dividends were approximately $223,000.

                SAC Technologies, Inc., dba BIO-key International
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1998, 1999 and 2000

NOTE G - STOCKHOLDERS' EQUITY - CONTINUED

         Issuances of  Series A 9% Convertible Preferred Stock - Continued

         All of the Preferred Stock is redeemable in whole or in part at the option of the Company at 100% of face value ($100 per share) assuming the Company has met certain conditions. The holders of the Preferred Stock have no voting rights. The Company is required to reserve shares of common stock sufficient to yield 200% of the number of shares of common stock issuable upon conversion of the Preferred Stock to cover related dividends and warrants. The Company granted the Investor a right of first refusal to purchase common stock of the Company at the same terms offered to others in any future sale. Additionally, the Company is required to maintain it's eligibility for quotation and trading on the OTC Electronic Bulletin Board.

         The terms of the Series A Preferred Stock purchase agreements with the Investor required the Company to file a registration statement with the SEC covering resale of any shares of common stock issuable upon any conversion of the preferred stock or the exercise of the warrants. The Company has not filed the registration statement and has accrued penalties payable to the Investor of approximately $763,000 as of December 31, 2000. The penalties will continue to accrue at a rate of 3% per month of the outstanding face value of the Preferred Stock until the registration statement has been filed. The penalties accrued through December 31, 2000, have been charged to expense during 1999 and 2000.

                SAC Technologies, Inc., dba BIO-key International
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1998, 1999 and 2000

NOTE G - STOCKHOLDERS' EQUITY - CONTINUED

         Warrants

         The Company has issued warrants to certain creditors, investors, underwriters and consultants. A summary of warrant activity is as follows:

                                                                                                        Exercisable at
                                                                     Price per         Expiration        December 31,
                                                   Outstanding         share              date             2000
                                                 --------------    --------------    -------------    --------------

           Balance, December 31, 1997                 297,216                                               197,216
                Granted in connection
                    with debentures                   150,000       $       7.29             2003           150,000
                Granted to underwriter                200,000               7.50             2003            66,000
                Exercised                              (7,500)              1.00                -                 -
                                                 --------------                                       --------------

           Balance, December 31, 1998                 639,716                                               413,216

                Granted in connection with
                    debentures                        131,250               1.20             2004           131,250
                Sold to outside investors             320,000          0.84-1.00             2002           320,000
                Expired                               (92,500)         1.00-3.00                -                 -
                                                 --------------                                       --------------

           Balance, December 31, 1999                 998,466                                               864,466

                Granted in connection with
                    preferred stock                    67,500               1.31             2005            67,500
                Granted to acquire software           400,000               1.00             2004           400,000
                Granted to consultants                 50,000               1.00             2005            50,000
                                                 --------------                                       --------------

           Balance, December 31, 2000               1,515,966                                             1,381,966
                                                 ==============                                       ==============

           Exercised through December
                31, 2000                                                                                      7,500
                                                                                                      ==============

         The estimated fair value of the warrants granted during 1998, 1999 and 2000 was $432,000, $54,000 and $220,500, respectively.

                SAC Technologies, Inc., dba BIO-key International
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1998, 1999 and 2000

NOTE H - STOCK-BASED COMPENSATION

         1996 Stock Option Plan

         During 1996, the Board of Directors and stockholders of the Company adopted the 1996 Stock Option Plan (the 1996 Plan). Under the 1996 Plan, 750,000 shares of common stock are reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 100% of fair market value for incentive stock options and 85% for all others. The term of stock options granted may not exceed ten years. Options issued under the Plan vest pursuant to the terms of stock option agreements with the recipients. The Plan terminates in May 2006.

         1999 Stock Option Plan

         During 1999, the Board of Directors of the Company adopted the 1999 Stock Option Plan (the 1999 Plan). The plan was not presented to stockholders for approval and thus incentive stock options are not available under the plan. Under the 1999 Plan, 2,000,000 shares of common stock are reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 85% of fair market value. The term of nonstatutory stock options granted may not exceed ten years. Options issued under the Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined, all options outstanding vest immediately. The Plan terminates in August 2009.

         Non-Plan Stock Options

         Periodically, the Company has granted options outside of the 1996 and 1999 Plans to various consultants. Pursuant to (EITF) 96-18, the Company records as additional compensation to the consultants and employees the estimated fair value of the options granted over their vesting periods. During 1999, the Company reflected $36,100 of compensation expense related to the above options, due to 89,010 shares of common stock vesting under the options.

                SAC Technologies, Inc., dba BIO-key International
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1998, 1999 and 2000

NOTE H - STOCK-BASED COMPENSATION - CONTINUED

         Summary of Option Information

         Information summarizing option activity is as follows:


                                                         Number of shares                                    Weighted
                                          ------------------------------------------------     Range of       average
                                             1996        1999         Non-                     exercise      exercise
                                             plan        plan         Plan        Total         prices         price
                                          ---------    ---------    ---------    ---------     ----------    ---------

Balance, December 31, 1997        451,166              --              --         451,166    $ 1.00-10.75     $   3.63

     Granted                      150,500              --         523,000         673,500      3.00-10.75         4.62
     Exercised                    (42,000)             --              --         (42,000)     1.13- 3.22         2.52
     Expired or canceled          (85,332)             --         (25,000)       (110,332)     1.13-10.75         9.18
                                ----------      ----------      ----------      ----------
Balance, December 31, 1998        474,334              --         498,000         972,334      1.00-10.75         3.74

     Granted                      300,000         885,548         540,000       1,725,548       .50- 1.00          .91
     Exercised                    (26,000)             --              --         (26,000)     1.00- 1.13         1.10
     Expired or canceled         (278,009)             --              --        (278,009)     1.13-10.75         3.74
                                ----------      ----------      ----------      ----------

Balance, December 31, 1999        470,325         885,548       1,038,000       2,393,873       .50-10.75         1.73

     Granted                           --         400,000         850,000       1,250,000       .27- 1.22          .74
     Relinquished                (185,610)       (222,000)             --        (407,610)      .88-  .91          .89
     Expired or cancelled        (170,335)       (446,879)       (407,000)     (1,024,214)      .88-10.75         1.80
                                ----------      ----------      ----------      ----------

Balance, December 31, 2000        114,380         616,669       1,481,000       2,212,049       .27- 6.42     $   1.28
                                ----------      ----------      ----------      ----------
Available for future
 grants, December 31, 2000        542,620       1,383,331              --       1,925,951
                                ==========      ==========      ==========      ==========

         Additional information regarding outstanding options as of December 31, 2000 is as follows:

                                      Options outstanding                                   Options exercisable
             ----------------------------------------------------------------------     -----------------------------

                                                                       Weighted
                                                     Weighted           average                             Weighted
                                                      average          remaining                            average
                Range of           Number of         exercise            life              Number           exercise
             exercise prices        shares             price          (in years)         exercisable         price
             ----------------     ------------      ------------     --------------     ------------      -----------
            $      .27- .50          125,000        $    .45             4.53              125,000        $   .45
                   .63- .97        1,308,049             .75             5.89              888,048            .74
                  1.00-3.00          726,000            2.03             2.83              726,000           2.03
                  3.22-6.42           53,000            6.11             6.72               47,000           6.10

                SAC Technologies, Inc., dba BIO-key International
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1998, 1999 and 2000

NOTE H - STOCK-BASED COMPENSATION - CONTINUED

         Summary Option Information - Continued

         The weighted average fair values of options granted to employees and directors during 1998, 1999 and 2000 were $4.99, $.84, and $.69 per share, respectively. The fair value of each option grant is estimated as of the date of the grant using the Black-Scholes option-pricing model utilizing the same assumptions presented in the proforma compensation disclosure section below.

         During 1997 and 1998, options for 360,000 and 40,000 shares, respectively, were granted to employees at per share exercise prices less than the fair market value of the common stock at the date of issuance. The difference between the option exercise price and estimated fair value of common stock at the date of grant for these options was $225,400 and $58,520, respectively, and has been reflected as unearned compensation in the accompanying balance sheets and is being recognized as expense over the vesting period of the grants. In connection with certain employee terminations, $184,191 and $42,920 of unearned compensation was reversed during 1997 and 1999, respectively, with no resulting impact to the statement of operations.

         During 1998, 1999 and 2000, options for 523,000, 540,000 and 570,000 shares, respectively, were granted to consultants and strategic partners. The estimated fair value of the options which vested during each year were $428,025, $147,875 and $323,984, respectively.

         Proforma Compensation Disclosure

         The Company has adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123) which encourages, but does not require, a fair-value based method of accounting for employee stock options. As permitted under SFAS 123, the Company has continued to account for employee stock options using the intrinsic value method outlined in APB 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized by the Company for its stock options granted to employees or directors.

                SAC Technologies, Inc., dba BIO-key International
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1998, 1999 and 2000

NOTE H - STOCK-BASED COMPENSATION - CONTINUED

         Proforma Compensation Disclosure - Continued

         If compensation expense for the stock options granted had been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's proforma net loss and proforma loss per share would have been as follows:

                                                                                                           January 7,
                                                                                                          1993 (date of
                                                                                                           inception)
                                                              Years ended December 31,                       through
                                                 ----------------------------------------------------      December 31,
                                                      1998               1999              2000               2000
                                                 ---------------    ---------------    --------------    ---------------
           Net loss
                As reported                  $      (5,951,302)  $     (3,428,357)  $    (3,130,353)  $    (15,424,318)
                Proforma                            (6,120,302)        (3,760,357)       (3,313,353)       (16,159,318)

           Loss applicable to
                common stockholders

                    As reported              $      (5,951,302)  $     (3,769,957)  $    (3,437,578)  $    (16,073,143)
                    Proforma                        (6,120,302)        (4,101,957)       (3,620,578)       (16,808,143)

           Basic and diluted loss per
           common share
                    As reported              $            (.79)  $           (.45)  $          (.36)  $          (2.64)
                    Proforma                              (.82)              (.49)             (.38)             (2.65)

         In determining the proforma compensation cost of the options granted, the fair value of each grant was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to determine the fair value of each grant included the following weighted average assumptions:

                                                      1998               1999                 2000
                                                   ------------      --------------      ---------------

           Risk free interest rate                     4.70 %               6.30  %             5.00 %
           Expected life of options (in years)         4.00                 4.00                4.00
           Expected dividends                             -                    -                   -
           Volatility of stock price                    133 %                187  %            1,655 %

                SAC Technologies, Inc., dba BIO-key International
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1998, 1999 and 2000

NOTE I - INCOME TAXES

         Deferred taxes are due to income tax credits and net operating loss carryforwards, and to the temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of deferred taxes are as follows at December 31:

                                                                      1998             1999            2000
                                                               ---------------   --------------   ---------------
           Short-term items:
                Allowances for doubtful receivables            $        62,000  $        24,000   $             -
                Accrued compensation                                    35,000           51,000            46,000
                Accrued penalties                                            -           51,000           272,000
                Accrued interest                                             -                -            91,000
           Long-term items:
                Depreciation and other                         $        (4,000) $        11,000   $        10,000
                Accrued interest                                             -           58,000                 -
                Revenue recognition                                    141,000                -                 -
                Income tax credits                                      38,000           83,000            97,000
                Net operating loss carryforwards                     3,390,000        4,660,000         5,205,000
                                                               ---------------   --------------   ---------------

           Less valuation allowances                                (3,662,000)      (4,938,000)       (5,721,000)
                                                               ---------------   --------------   ---------------

                                                               $             -   $            -   $             -
                                                               ===============   ==============   ===============

         A valuation allowance equal to the full amount of the deferred tax asset has been recorded due to the uncertainty of realization of the deferred tax assets due to the development stage nature and operating loss history of the Company. The valuation allowance could be reduced or eliminated based on future earnings and future estimates of taxable income. Similarly, income tax benefits related to stock options exercised have not been recognized in the financial statements.

         The Company has federal and Minnesota net operating loss carryforwards of approximately $14,900,000 and $8,200,000, respectively, as of December 31, 2000. These operating losses expire between 2008 and 2020. Net operating loss carryforwards may be subject to the limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company.

                SAC Technologies, Inc., dba BIO-key International
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1998, 1999 and 2000

NOTE J - RELATED PARTY TRANSACTIONS

         A summary of significant related party transactions is as follows:

                                                                                                      January 7, 1993
                                                                                                          (date of
                                                                                                         inception)
                                                              Years ended December 31,                    through
                                                    ----------------------------------------------      December 31,
                                                       1998             1999             2000               2000
                                                    ------------    -------------    -------------    ---------------
        Sales to:
             Stockholder                            $    54,300     $     10,000     $          -     $      629,000
             Entity partially owned by
               Company                                        -                -                -            209,500
             Entity related to underwriter
               and holder of options                    244,900                -                -            244,900
        Purchase of optics technology from
             stockholder                                      -                -                -            117,000
        Purchase of component parts from
             entity owned by stockholder and
             director                                   252,000                -                -            308,800
        Rent, assembly, and design
             services purchased from affiliate                -                -                -             77,000
        Equipment purchased from stockholder                  -                -                -              5,000
        Payment for development services and
             other from entity related to
             underwriter and holder of options                -          138,600                -            138,600
        Sale of investment to director                        -          190,000                -            190,000

NOTE K - FAIR VALUES OF FINANCIAL INSTRUMENTS

         The Statement of Financial Accounting Standards Board No. 107 "Disclosures about Fair Value of Financial Instruments" (SFAS 107) requires disclosure of the estimated fair value of an entity's financial instruments. Such disclosures, which pertain to the Company's financial instruments, do not purport to represent the aggregate net fair value of the Company. At December 31, 1999 and 2000, the carrying value of all material financial instruments, for which it is practicable to estimate the fair value, approximated fair value because of the short maturity of those instruments.

                SAC Technologies, Inc., dba BIO-key International
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1998, 1999 and 2000

NOTE L - SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

                                                                                                       January 7,
                                                                                                       1993 (date
                                                                                                           of
                                                                                                       inception)
                                                               Years ended December 31,                  through
                                                     ---------------------------------------------    December 31,
                                                        1998             1999            2000             2000
                                                     ------------    -------------    ------------    --------------
           Cash paid for:
                Interest                             $         -     $          -     $         -     $      28,544

           Noncash Financing Activities:
                Conversion of convertible
                  debentures into common
                  stock                                        -        1,342,000         550,000         1,892,000
                Accretion of preferred stock
                  beneficial conversion
                  feature                                      -          285,000         141,000           426,000
                Issuance of preferred stock
                  effected through reduction
                  of debt                                      -          100,000         250,000           250,000
                Unearned compensation
                  reversal related to
                  employee terminations                        -           42,920               -           227,111
                Conversion of bridge notes
                  into common stock                            -                -               -           179,167
                Common stock repurchases
                  offset by a reduction in
                  amounts billed to Jasper
                  for research and
                  development                                  -                -               -           170,174
                Offset deferred offering costs
                  against proceeds of
                  initial public offering                      -                -               -           148,061
                Accrued interest contributed
                  to capital by officer                        -                -               -            10,960

NOTE M - RECLASSIFICATIONS

         Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation. These reclassifications had no effect on the previously reported net loss or stockholders' deficit.

                SAC Technologies, Inc., dba BIO-key International
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1998, 1999 and 2000

NOTE N - EVENTS OCCURRING SUBSEQUENT TO DECEMBER 31, 2000

         In January 2001, the Investor converted $100,000 of the Debenture into 432,077 shares of the Company's common stock. In March 2001, the Investor converted $100,000 of accrued interest on the Debenture into 308,166 shares of the Company's common stock. Between January 1 and March 1, 2001, the Company issued $400,000 of notes payable to the Investor under terms similar to those of the notes outstanding as of December 31, 2000.