Form 10QSB
period 2001-03-31
SAC TECHNOLOGIES INC
filed 2001-05-15
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-13463



                             SAC TECHNOLOGIES, INC.

        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


          MINNESOTA                                   41-1741861
    ---------------------                        --------------------
 (STATE OR OTHER JURISDICTION            (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

            1285 CORPORATE CENTER DRIVE, SUITE # 175, EAGAN, MN 55121

                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (651) 687-0414

                           (ISSUER'S TELEPHONE NUMBER)



         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

         Shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of May 10, 2001: 10,706,967.

                SAC TECHNOLOGIES, INC., dba BIO-Key International

                                      INDEX

                                                                                       Page
                                                                                       ----

PART I.  FINANCIAL INFORMATION

     Item 1 - Financial Statements

          Balance sheets as of December 31, 2000 and March 31, 2001     ..................3

          Statements of operations for the three months ended March 31, 2000 and
                2001, and January 7, 1993 (date of inception)
                through March 31, 2001   .................................................4

          Statements of cash flows for the three months ended March 31, 2000 and
                2001, and January 7, 1993 (date of inception)
                through March 31, 2001....................................................5

          Notes to interim financial statements...........................................6

     Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................................9

PART II. OTHER INFORMATION

     Item 1  -  Legal proceedings........................................................14
     Item 2  -  Changes in Securities and Use of Proceeds................................14
     Item 3  -  Defaults Upon Senior Securities..........................................14
     Item 4  -  Submission of Matters to a Vote of Security Holders......................14
     Item 5  -  Other Events.............................................................14
     Item 6  -  Exhibits and Reports on Form 8-K.........................................15

                SAC TECHNOLOGIES, INC., dba BIO-Key International
                    (a Corporation in the Development Stage)
                                 BALANCE SHEETS


                                                                   December 31,        March 31,
                                                                       2000              2001
                                                                   ------------      ------------
                  ASSETS                                                              (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                        $     48,830      $     78,650
  Accounts receivable                                                     9,118             6,596
  Prepaid expenses                                                       21,745             8,709
                                                                   ------------      ------------

          Total current assets                                           79,693            93,955

EQUIPMENT AND FURNITURE AND FIXTURES - AT COST,
     less accumulated depreciation                                       31,942            23,956

OTHER ASSETS                                                             50,595            41,202
                                                                   ------------      ------------

                                                                   $    162,230      $    159,113
                                                                   ============      ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Note Payable                                                   $ 1,400,000      $  1,900,000
     Current Maturities of Convertible Debentures                       598,455           508,000
     Accounts payable                                                   328,398           307,809
     Accrued liabilities                                              1,121,689         1,264,032
                                                                   ------------      ------------

          Total current liabilities                                   3,448,542         3,979,841


COMMITMENTS AND CONTINGENCIES                                                --                --

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock - authorized, 5,000,000 shares
          of $ .01 par value: 50,000 designated as
          Series A 9% Convertible (liquidation
          preference of $100 per share); issued and
          outstanding, 19,875 and 19,875, respectively                      199               199
Common stock - authorized, 20,000,000 shares
          of $.01 par value; issued and outstanding,
          9,966,724 and 10,706,967  hares, respectively                  99,667           107,070
Additional contributed capital                                       13,133,600        13,339,518
Deficit accumulated during the development stage                    (16,519,778)      (17,267,515)
                                                                   ------------      ------------
                                                                     (3,286,312)       (3,820,728)
                                                                   ------------      ------------

                                                                   $    162,230      $    159,113
                                                                   ============      ============

See accompanying notes to interim financial statements.

                SAC TECHNOLOGIES, INC., dba BIO-Key International
                    (a Corporation in the Development Stage)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                 January 7,
                                                                                 1993 (date
                                                                                of inception)
                                             Three months                         through
                                            ended March 31,                       March 31,
                                    --------------------------------            ------------
                                        2000                2001                    2001
                                    ------------        ------------            ------------
Revenues
     Product sales                  $         --        $         --            $    577,384
     Licensing fees                           --                  --                 100,000
     Reimbursed research
       and development                        --                  --                 284,506
     Technical support
       and other services                     --                  --                 429,885
                                    ------------        ------------            ------------
                                              --                  --               1,391,775
Costs and other expenses
     Cost of product sales                    --                  --               1,736,895
     Cost of technical support
       and other services                     --                  --                 237,317
     Selling, general
       and administrative                375,303             414,426              10,527,095
     Research, development
       and engineering                   164,795             279,367               5,137,560
                                    ------------        ------------            ------------
                                         540,098             693,793              17,638,867
                                    ------------        ------------            ------------

         Operating loss                 (540,098)           (693,793)            (16,247,092)

Other income (expense)
     Interest income and other           (   821)            ( 5,836)                503,300
     Interest expense                    (17,996)            (48,106)             (1,059,624)
                                    ------------        ------------            ------------
                                         (18,817)            (53,942)               (556,324)
                                    ------------        ------------            ------------

         NET LOSS                   $   (558,915)       $   (747,735)           $(16,803,416)
                                    ============        ============            ============

Loss applicable to
  Common shareholders

  Net loss                          $   (558,915)       $   (747,735)           $(16,803,416)

Series A convertible preferred
  stock dividend
  and accretion                         (141,000)                (--)               (648,825)
                                    ------------        ------------            ------------
Loss applicable to common
  stockholders                      $   (669,915)       $   (747,735)           $(17,452,241)
                                    ============        ============            ============
Basic and diluted loss
  Per common share                  $       (.06)       $       (.07)           $      (2.61)

Series A convertible preferred
  Stock dividend and accretion              (.01)               (.00)                   (.10)
                                    ------------        ------------            ------------
Loss per
  Common share                      $       (.07)       $       (.07)           $      (2.71)
                                    ============        ============            ============
Weighted average number of
  common shares outstanding            9,279,319          10,282,083               6,439,175
                                    ============        ============            ============

See accompanying notes to interim financial statements.

                SAC TECHNOLOGIES, INC., dba BIO-Key International
                    (a Corporation in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                 January 7,
                                                                                 1993 (date
                                                                                of inception)
                                                      Three Months                 through
                                                     ended March 31,               March 31,
                                              -----------------------------     ------------
                                                  2000             2001              2001
                                              ------------     ------------     ------------
Increase (Decrease) in Cash
  and Cash Equivalents
Cash flows from operating activities
     Net loss                                 $   (558,915)    $   (747,735)    $(16,803,416)
     Adjustments to reconcile
       net loss to net cash used
       in operating activities:
           Depreciation                             14,662            7,986          218,957
           Amortization
            Unearned compensation                       --               --          181,809
            The intrinsic value of the
            beneficial conversion feature
            of the convertible debenture                --               --          561,701
            Deferred financing costs                18,501           21,069          447,466
     Allowance for doubtful receivables                 --               --               --
     Write-down of inventory                            --               --          916,015
     Write-down of deferred
       financing costs                                  --               --          132,977
     Gain on sale of
       Inter-Con/PC stock                               --               --         (190,000)
     Revenues realized due to offset
     of billings against a stock purchase               --               --         (170,174)
     Acquired research and development                  --               --          117,000
     options and warrants issued for
     services and other                             83,300           13,320        1,343,554
     Other                                              --               --           34,684
     Change in assets and liabilities:
           Accounts receivable                      10,331            2,522           (6,956)
           Inventories                                  --               --         (916,015)
           Prepaid expenses                         16,062           13,036           (8,709)
           Accounts payable                       (110,924)         (20,589)         307,809
           Accrued liabilities                     131,842          242,343        1,374,992
                                              ------------     ------------     ------------
                                                   163,774          279,687        4,345,470
                                              ------------     ------------     ------------
     Net cash used in operating activities        (395,141)        (468,048)     (12,457,946)

Cash flows from investing activities
           Capital expenditures                         --               --         (242,913)
           Proceeds from sales
             of Inter-Con/PC stock                      --               --          190,000
           Other                                    (1,123)          (2,132)         (41,203)
                                              ------------     ------------     ------------
     Net cash used in
       investing activities                         (1,123)          (2,132)         (94,116)

Cash flows from
  financing activities
     Net proceeds under
       short-term borrowing
       agreements                                  150,000          500,000        2,133,000
     Issuance of convertible
       Bridge note                                      --               --          175,000
     Issuance of convertible debenture                  --               --        1,775,000
     Issuance of warrants and
       convertible debentures discount                  --               --          830,000
     Deferred financing costs                           --               --         (312,977)
     Exercise of stock options                          --               --          190,799
     Sales of common stock                              --               --        7,093,832
     Sale of preferred stock and assigned
      Value of warrant                             433,519               --          884,058
     Redemption of common
       Stock issuance of
       convertible debentures                           --               --         (138,000)
                                              ------------     ------------     ------------
     Net cash provided by
       financing activities                        583,519          500,000       12,630,712
                                              ------------     ------------     ------------
Net increase (decrease) in
  cash and cash equivalents                        187,255           29,820           78,650
Cash and cash equivalents,
  at beginning of period                           101,152           48,830               --
                                              ------------     ------------     ------------
Cash and cash equivalents,
  at end of period                            $    288,407     $     78,650     $     78,650
                                              ============     ============     ============

See accompanying notes to interim financial statements.

                SAC TECHNOLOGIES, INC., dba BIO-Key International
                    (a Corporation in the Development Stage)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                December 31, 2000, and March 31, 2001 (Unaudited)

1.       Unaudited Statements

         The accompanying unaudited interim financial statements have been prepared by SAC Technologies, Inc., dba BIO-Key International (the "Company") in accordance with accounting principles generally accepted in the United States, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted.

         In the opinion of management, the accompanying unaudited interim financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the financial position and the results of its operations and cash flows for the periods presented. It is suggested that these interim financial statements are read in conjunction with the financial statements and the related notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

2.       Liquidity and Capital Resource Matters

         Broad commercial acceptance of the Company's products by customers and end users is critical to the Company's success and ability to generate revenues. The Company has limited sales to date, and has accumulated losses since inception of $16,803,416 of which $747,735 was incurred during the quarter ended March 31, 2001. The Company believes operating losses will continue for the foreseeable future.

         Between March 31, 2000 and May 15, 2001 the Company has obtained a series of unsecured short term loans from the Shaar Fund Ltd, an international investment fund (the "Fund") in the aggregate principal amount of $2,100,000. The loans bear interest at the rate of 10% per annum and are due on the earlier of December 31, 2001, or the Company completing a private equity financing resulting in gross proceeds of at least $5,000,000.

         As of the date of this filing, the Company has minimal cash resources and is in need of substantial additional capital to maintain operations beyond the end of the second quarter of 2001. The Company is seeking to obtain additional financing through the issuance of debt or equity securities of the Company on a negotiated private placement basis with institutional and accredited investors. As of the date of this filing, the Company has not reached any definitive agreement with any such investor regarding the specific terms of an investment in the Company. No assurance can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained to meet its needs, or that such financing would not be dilutive to existing stockholders. Management believes it will need $4,000,000 to $6,000,000 to support its operations through the next twelve months.

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

                SAC TECHNOLOGIES, INC., dba BIO-Key International
                    (a Corporation in the Development Stage)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                December 31, 2000, and March 31, 2001 (Unaudited)

4.       Other Assets

                                                     December 31,             March 31,
                                                        2000                    2001

         Deferred financing costs, less
          accumulated amortization                   $  11,524            $          0
         Security deposits                              16,123                  16,688
         Patents pending                                22,948                  24,514
                                                        ------                  ------

                                                     $  50,595            $     41,202


5.       Accrued Liabilities


                                                     December 31,             March 31,
                                                        2000                    2001
                                                        ----                    ----

         Compensation                          $        85,860           $      85,680
         Interest                                      256,071                 204,177
         Shaar Fund Penalty                            763,625                 942,500
         Other                                          16,313                  31,675
                                                        ------                  ------

                                               $     1,121,689           $   1,264,032


6.       Convertible Debentures

         During January 2001, the Fund converted $100,000 of convertible debentures into 432,077 shares of common stock. The balance outstanding under the convertible debentures is due June 2001. In addition, during March 2001, the Fund converted $100,000 of interest due under the convertible debenture into 308,166 shares of common stock.

                SAC TECHNOLOGIES, INC., dba BIO-Key International
                    (a Corporation in the Development Stage)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                December 31, 2000, and March 31, 2001 (Unaudited)


7.       Stockholders Equity

         The following summarizes option and warrant activity since December 31, 2000:

                                                              Number of Shares
-------------------------------------------------------------------------------------------------------------------------------

                                                     1996              1999             Non-
                                                     Plan              Plan             Plan        Warrants            Total
                                                    ------------    -----------    -----------    -----------       -----------

         Balance, December 31, 2000                   114,380          616,669       1,481,000       1,515,966         3,728,015
                  Granted                                  --               --          90,000              --            90,000
                  Exercised                                --               --              --              --                --
                  Cancelled                                --               --              --              --                --
                                                     ---------      -----------     -----------     -----------       -----------
         Balance, March 31, 2001                      114,380          616,669       1,571,000       1,515,966         3,818,015
                                                     ---------      -----------     -----------     -----------       -----------
         Available for future grants,
         March 31, 2001                               542,620        1,383,331              --              --         1,925,951
                                                     =========      ===========     ===========     ===========       ===========



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

         The preferred shares provide for a 9% dividend payable semi-annually in arrears. At the option of the Company, the dividends are payable in kind through the issuance of additional shares of Company common stock. As of March 31, 2001, dividends in arrears totaled approximately $223,000. The preferred shares are immediately convertible into shares of common stock at a conversion price equal to the lesser of (a) 110% of the closing bid of the Company's common stock on the date of issuance or (b) a 22% discount to the average closing bid prices of the Company's common stock during the five trading day period prior to conversion. The preferred shares are redeemable, in whole or in part, at the option of the Company at 100% of face value ($100 per share).

         In connection with these financings, the Company was obligated to file a registration statement with the SEC covering the resale of the shares of common stock issuable upon conversion of the preferred shares or the exercise of the warrant issued to the Fund. As of the date of this filing the Company has not filed the registration statement, has accrued a penalty of $942,500 related thereto, and the Fund has not demanded payment of these amounts.

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

         Although the Company has developed significant identification technology and readers, neither has gained any meaningful commercial acceptance and the Company has only generated minimal revenue since inception. The Company does not intend to distribute readers, but rather intends to license its core technology. The Company's business model, particularly the Web authentication initiative, represents a unique approach to Internet security. As of the date of this report, the Web authentication initiative has not been adopted by any company conducting business over the Internet and there can be no assurance that there will be a demand for such a solution or that the Company will have the financial or other resources necessary to successfully market such a software solution.

         The Company believes its existing cash will only last through June 2001. Due to these and other uncertainties, the Company's independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2000 as to the substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability and growth will depend upon the successful commercialization of its technologies and its ability to obtain adequate financing, among other matters, as to which there can be no assurances.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO THREE MONTHS ENDED
MARCH 31, 2000

         Revenues

         The Company is a development stage corporation. Accordingly, the Company does not have significant sales revenue and generated no revenue during the quarters ended March 31, 2000 and March 31, 2001. The Company continues to deploy substantially all human and capital resources to executing its revised business plan targeted at Internet, intranet and electronic commerce security. As a result the Company's limited resources were used to refine its technology to develop the applications needed to execute against the Company's revised business plan.

         Costs and Other Expenses

         The Company did not generate any revenue during the three month periods ended March 31, 2001 and 2000 and, therefore, did not incur any cost of sales.

         Selling, general and administrative expenses increased $39,123 to $414,426 during the three months ended March 31, 2001 as compared to $375,303 for the corresponding period in 2000. Of the decrease, $38,846 was due to a decrease in salaries and wages for administrative personnel, $41,830 was due to a reduction in professional services costs, $115,557 was due to a reduction for the fair marked value of options issued, and $13,459 was due to a reduction in general operating expenses. These were offset by a increase of $65,622 in selling costs as the Company focused on marketing its web based biometric authentication software solution, an increase of $4,320 in administrative consulting services and $178,875 for non-cash accrual of penalties incurred for failing to file a registration statement for the Company's Series A Convertible Preferred Stock.

         Research, development, and engineering expenses increased $114,572 to $279,367 during the three months ended March 31, 2001 as compared to $164,795 for the corresponding period in 2000. Of the increase, $22,108 was due to additional development personnel and $137,699 was due to an increase in software sub-contracting costs. The increase in software subcontracting costs during 2001 relates to the development of the Web authentication solution. These were offset by a decrease of $45,235 in general operating costs of this department.

         Other income and (expense) increased $39,228 to $58,045 during the three months ended March 31, 2001 as compared to $18,817 for the corresponding period in 2000 due primarily to the interest costs associated with the increase in short term notes payable to the Fund.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities during the three months ended March 31, 2001 was $468,048 compared to $395,141 during the same period in 2000. The primary use of cash for both years was to fund the net loss. Net cash used by investing activities for the three months ended March 31, 2001 was $2,132 compared to a net use of cash of $1,123 for the same period in 2000. Net cash provided by financing activities during the three months of 2001 was $500,000 compared to $583,519 in the same period in 2000 and was principally from cash received from net short term borrowing activities of $500,000 in 2001.

         Working capital deficit increased $534,416 during the three months ended March 31, 2001 to $3,820,728 as compared to $3,286,312 as of December 31, 2000.

         The Company's capital needs have been principally met through proceeds from the sale of debt and equity securities.

         The Company does not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

         On June 30, 1998, the Company sold to Shaar Fund, Ltd., an international investment fund and principal stockholder of the Company (the "Fund") $2,500,000 of 5% Convertible Debenture due June 30, 2001 (the "Convertible Debenture"). The Convertible Debenture is convertible into shares of the Company's Common Stock at a conversion price equal to the lesser of (i) $7.15; or (ii) the average closing bid price of the Company's Common Stock for a five-day period ending the day prior to the notice of conversion multiplied by a discount factor of 22%. The Convertible Debenture is redeemable at the option of the Company under certain circumstances. Interest is payable quarterly in arrears, and at the option of the Company, is payable in-kind through the issuance of additional shares of the Company's Common Stock at the conversion price. As of the date of this filing, $1,992,000 principal amount and $100,000 of accrued interest due under the Convertible Debenture has been converted into an aggregate of 3,170,000 shares of Common Stock. The Convertible Debenture contains certain anti dilution and conversion price adjustment provisions if certain events occur. In the event of repayment, the Company is subject to certain repayment costs of up to 24% of the principal amount repaid.

         On July 9, 1999 the Company completed a private placement of 13,125 shares of its Series A Convertible Preferred Stock and 5-year warrants to purchase 131,250 shares of Common Stock exercisable at $1.196 per share to the Fund. The Company realized net proceeds of $700,539 from the sale of these securities after giving effect to the repayment of $100,000 note payable to the Fund. On March 17, 2000 the Company completed a private placement of 6,750 shares of its Series A Convertible Preferred Stock and 5-year warrants to purchase 67,500 shares of common stock with the Fund. The Company realized net proceeds of $183,519 after giving effect to the repayment of $250,000 of notes payable to the Fund.

         The preferred shares provide for a 9% dividend payable semi-annually in arrears. At the option of the Company, the dividends are payable in kind through the issuance of additional shares of Company common stock. The preferred shares are immediately convertible into shares of common stock at a conversion price equal to the lesser of (a) 110% of the closing bid of the Company's common stock on the date of issuance or
         (b) a 22% discount to the average closing bid prices of the Company's common stock during the five trading day period prior to conversion. The preferred shares are redeemable, in whole or in part, at the option of the Company at 100% of face value ($100 per share). The Company is obligated to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issuable upon conversion of the preferred shares or exercise of the warrants. As of the date of this filing, the Company has not filed the registration statement, has accrued penalties of $942,500 payable to the Fund and will continue to accrue a penalty until such a registration statement is filed. The Fund has not demanded payment of these amounts. As of March 31, 2001 cumulative undeclared dividends were $223,000.

         Between March 31, 2000 and May 15, 2001, the Company has obtained a series of unsecured short term loans from the Fund in the aggregate principal amount of $2,100,000. The loans bear interest at the rate of 10% per annum and are due on the earlier of December 31, 2001, or the Company completing a private equity financing resulting in gross proceeds of at least $5,000,000. There can be no assurance that the Fund will continue to provide any additional loans to the Company.

         As of the date of this filing the Company has minimal cash resources and is in need of substantial additional capital to maintain operations beyond the second quarter of 2001. Management is seeking to obtain additional financing through the issuance of additional debt or equity securities of the Company on a negotiated private placement basis to institutional and accredited investors. In this regard, the Company has been engaged in discussions with certain investors, however, as of the date of this filing, the Company has not reached any definitive agreement with any such investor regarding the specific terms of an investment in the Company. Given the number of shares of common stock reserved for issuance upon conversion or exercise, as applicable, of outstanding options, warrants, preferred stock and the Convertible Debenture, in order to raise the necessary funds through the issuance of equity securities or securities convertible into equity securities, the Company will likely be required to amend its Articles of Incorporation to authorize the issuance of additional shares of common stock. This will result in increased costs associated with calling and convening a shareholder meeting and could delay the timing of any financing. No assurance can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained to meet its needs, or that such financing would not be dilutive to existing stockholders. Management believes it will need $4,000,000 to $6,000,000 to execute its business plan and support operations through 2001.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         NONE

ITEM 2.  CHANGES IN SECURITIES

         1. On March 31, April 15 and April 30, 2001 the Company issued options to purchase 15,000 shares of Common stock at strike prices equal to the closing market price of the Company's common stock on the dates of grant to Bruce Nordin, an executive management consultant to the Company. The options were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder without payment of underwriting discounts or commissions to any person.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of the date of this Report, the Company has cumulative undeclared dividends on its Series A 9% Convertible Preferred stock in the amount of $223,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5.  OTHER EVENTS

ITEM 6.  EXHIBITS

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2001                        SAC Technologies, Inc.


                                       /s/ Barry Wendt
                                       ---------------

                                       Barry Wendt, Chief Executive Officer

                                       /s/ Gary Wendt
                                       --------------

                                       Gary Wendt, Chief Financial Officer