Form 10QSB
period 2001-06-30
SAC TECHNOLOGIES INC
filed 2001-08-14
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2001

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

                                 (651) 687-0414

                           (ISSUER'S TELEPHONE NUMBER)



         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

         Shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of August 8, 2001: 10,706,967.

                SAC TECHNOLOGIES, INC., DBA BIO-KEY INTERNATIONAL

                                      INDEX

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

     Item 1 - Financial Statements

          Balance sheets as of December 31, 2000 and June 30, 2001.............3

          Statements of operations for the three months ended
              June 30, 2000 and 2001, six months ended June 30
              2000 and 2001, and January 7, 1993 (date of
              inception) through June 30, 2001.................................4

          Statements of cash flows for the six months ended June 30,
              2000 and 2001, and January 7, 1993 (date of inception)
              through June 30, 2001............................................5

          Notes to interim financial statements................................6

     Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations........................................9

PART II. OTHER INFORMATION

     Item 1  -  Legal proceedings.............................................14
     Item 2  -  Changes in Securities and Use of Proceeds.....................14
     Item 3  -  Defaults Upon Senior Securities...............................14
     Item 4  -  Submission of Matters to a Vote of Security Holders...........15
     Item 5  -  Other Events..................................................15
     Item 6  -  Exhibits and Reports on Form 8-K..............................16

                SAC Technologies, Inc., dba BIO-Key International
                    (a Corporation in the Development Stage)
                                 BALANCE SHEETS

                                                                   December 31,       June, 30,
                                                                       2000             2001
                                                                   ------------     ------------
                  ASSETS                                                             (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                        $     48,830     $     66,384
  Accounts receivable                                                     9,118            1,350
  Prepaid expenses                                                       21,745           33,601
                                                                   ------------     ------------

          Total current assets                                           79,693          101,335

EQUIPMENT AND FURNITURE AND FIXTURES - AT COST,
     less accumulated depreciation                                       31,942           15,971

OTHER ASSETS                                                             50,595           40,080
                                                                   ------------     ------------

                                                                   $    162,230     $    157,386
                                                                   ============     ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Notes Payable                                                 $  1,400,000     $  2,250,000
     Convertible Debentures                                             598,455          508,000
     Accounts payable                                                   328,398          340,618
     Accrued liabilities                                              1,121,689        1,492,488
                                                                   ------------     ------------

          Total current liabilities                                   3,448,542        4,591,106


COMMITMENTS AND CONTINGENCIES                                                --               --

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock - authorized, 5,000,000 shares
          of $ .01 par value: 50,000 designated as
          Series A 9% Convertible (liquidation
          preference of $100 per share); issued and
          outstanding, 19,875                                               199              199
Common stock - authorized, 20,000,000 shares
          of $.01 par value; issued and outstanding,
          9,966,724 and 10,706,967 shares, respectively                  99,667          107,069
Additional contributed capital                                       13,133,600       13,339,518
Deficit accumulated during the development stage                    (16,519,778)     (17,880,506)
                                                                   ------------     ------------
                                                                     (3,286,312)      (4,433,720)
                                                                   ------------     ------------

                                                                   $    162,230     $    157,386
                                                                   ============     ============

See accompanying notes to interim financial statements.

                SAC Technologies, Inc., dba BIO-Key International
                    (a Corporation in the Development Stage)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                       January 7,
                                                                                                       1993 (date
                                                                                                      of inception)
                                           Three months                      Six months                  through
                                          ended June 30,                    ended June 30,              June 30,
                                  -----------------------------     -----------------------------     ------------
                                      2000             2001             2000             2001             2001
                                  ------------     ------------     ------------     ------------     ------------
Revenues
     Product sales                $         --     $         --     $         --     $         --     $    577,384
     Licensing fees                         --               --               --               --          100,000
     Reimbursed research
       and development                      --               --               --               --          284,506
     Technical support
       and other services                   --               --               --               --          429,885
                                  ------------     ------------     ------------     ------------     ------------
                                            --               --               --               --        1,391,775
Costs and other expenses
     Cost of product sales                  --               --               --               --        1,736,895
     Cost of technical support
       and other services                   --               --               --               --          237,317
     Selling, general
       and administrative              500,545          380,152          875,848          794,578       10,907,247
     Research, development
       and engineering                 405,572          175,473          570,367          454,841        5,313,033
                                  ------------     ------------     ------------     ------------     ------------
                                       906,117          555,625        1,446,215        1,249,419       18,194,492
                                  ------------     ------------     ------------     ------------     ------------
         Operating loss               (906,117)        (555,625)      (1,446,215)      (1,249,419)     (16,802,717)

Other income (expense)
     Interest income and other              54                7             (767)          (5,829)         503,307
     Interest expense                  (42,375)         (57,375)         (60,371)        (105,480)      (1,116,999)
                                  ------------     ------------     ------------     ------------     ------------
                                       (42,321)         (57,368)         (61,138)        (111,309)        (613,692)
                                  ------------     ------------     ------------     ------------     ------------

         NET LOSS                 $   (948,438)    $   (612,993)    $ (1,507,353)    $ (1,360,728)    $(17,416,409)
                                  ============     ============     ============     ============     ============

Loss applicable to
  Common shareholders

  Net loss                        $   (948,438)    $   (612,993)    $ (1,507,353)    $ (1,360,728)    $(17,416,409)

Series A convertible preferred
  stock dividend
  and accretion                        (74,042)         (89,438)        (215,042)         (89,438)        (738,263)
                                  ------------     ------------     ------------     ------------     ------------
Loss applicable to common
  stockholders                    $ (1,022,480)    $   (702,431)    $ (1,722,395)    $ (1,450,166)    $(18,154,672)
                                  ============     ============     ============     ============     ============
Basic and diluted loss
  Per common share                $       (.10)    $       (.06)    $        (16)    $       (.13)    $      (2.66)

Series A convertible preferred
  Stock dividend and accretion            (.01)            (.01)            (.02)            (.01)            (.11)
                                  ------------     ------------     ------------     ------------     ------------
Loss per
  Common share                    $       (.11)    $       (.07)    $       (.18)    $       (.14)    $      (2.77)
                                  ============     ============     ============     ============     ============
Weighted average number of
  common shares outstanding          9,561,880       10,398,801        9,424,192       10,340,442        6,555,521
                                  ============     ============     ============     ============     ============

See accompanying notes to interim financial statements

                SAC Technologies, Inc., dba BIO-Key International
                    (a Corporation in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 January 7,
                                                                                 1993 (date
                                                                                of inception)
                                                         Six Months                through
                                                       ended June 30,             June 30,
                                                ----------------------------    ------------
                                                    2000            2001            2001
                                                ------------    ------------    ------------
Increase (Decrease) in Cash
  and Cash Equivalents
Cash flows from operating activities
     Net loss                                   $ (1,507,353)   $ (1,360,728)   $(17,416,409)
     Adjustments to reconcile
       net loss to net cash used
       in operating activities:
           Depreciation                               23,657          15,971         226,942
           Amortization
            Unearned compensation                     56,145              --         181,809
            The intrinsic value of the
             beneficial conversion feature
             of the convertible debenture                 --              --         561,701
            Deferred financing costs                      --          21,069         447,466
     Allowance for doubtful receivables                   --              --              --
     Write-down of inventory                              --              --         916,015
     Write-down of deferred
       financing costs                                    --              --         132,977
     Gain on sale of
       Inter-Con/PC stock                                 --              --        (190,000)
     Revenues realized due to offset
      of billings against a stock purchase                --              --        (170,174)
     Acquired research and development                    --              --         117,000
     Options and warrants issued for
      services and other                             389,065          13,320       1,343,554
     Other                                                --              --          34,684
     Change in assets and liabilities:
           Accounts receivable                         7,187           7,768          (1,350)
           Inventories                                    --              --        (916,015)
           Prepaid expenses                           10,146         (11,856)        (33,601)
           Accounts payable                         (128,141)         12,220         340,618
           Accrued Liabilities                       230,493         470,799       1,603,448
                                                ------------    ------------    ------------
                                                     588,552         529,291       4,595,074
                                                ------------    ------------    ------------
     Net cash used in operations                    (918,801)       (831,437)    (12,821,335)

Cash flows from investing activities
           Capital expenditures                           --              --        (242,913)
           Proceeds from sales
             of Inter-Con/PC stock                        --              --         190,000
           Other                                       4,226          (1,009)        (40,080)
                                                ------------    ------------    ------------
     Net cash provided by (used in)
       investing activities                            4,226          (1,009)        (92,993)

Cash flows from
  financing activities
     Net proceeds under
       short-term borrowing
       agreements                                    450,000         850,000       2,483,000
     Issuance of convertible
       bridge note                                        --              --         175,000
     Issuance of convertible
       debenture                                          --              --       1,775,000
     Issuance of warrants and
       convertible debentures discount                    --              --         830,000
     Deferred financing costs                             --              --        (312,977)
     Exercise of stock options                            --              --         190,799
     Sales of common stock                                --              --       7,093,832
     Sale of preferred stock and assigned
       value of warrant                              433,519              --         884,058
     Redemption of common stock                           --              --        (138,000)
                                                ------------    ------------    ------------
     Net cash provided by
       financing activities                          883,519         850,000      12,980,712
                                                ------------    ------------    ------------
Net increase (decrease) in
  cash and cash equivalents                          (31,056)         17,554          66,384
Cash and cash equivalents,
  at beginning of period                             101,152          48,830              --
                                                ------------    ------------    ------------
Cash and cash equivalents,
  at end of period                              $     70,096    $     66,384    $     66,384
                                                ============    ============    ============

See accompanying notes to interim financial statements.

                SAC Technologies, Inc., dba BIO-Key International
                    (a Corporation in the Development Stage)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                December 31, 2000, and June 30, 2001 (Unaudited)

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

2.       Liquidity and Capital Resource Matters

         Broad commercial acceptance of the Company's products by customers and end users is critical to the Company's success and ability to generate revenues. The Company has limited sales to date, and has accumulated losses since inception of $17,416,409 of which $612,993 was incurred during the quarter ended June 30, 2001. The Company believes operating losses will continue for the foreseeable future.

         Between March 31, 2000 and August 10, 2001 the Company has obtained a series of unsecured short term loans from the Shaar Fund Ltd, an international investment fund (the "Fund"), in the aggregate principal amount of $2,535,000. The loans bear interest at the rate of 10% per annum and are due on the earlier of December 31, 2001, or the Company completing a private equity financing resulting in gross proceeds of at least $5,000,000.

         As of the date of this filing, the Company has minimal cash resources and is in need of substantial additional capital to maintain operations beyond the third quarter of 2001. The Company is seeking to obtain additional financing through the issuance of debt or equity securities of the Company on a negotiated private placement basis with institutional and accredited investors. As of the date of this filing, the Company has not reached any definitive agreement with any such investor regarding the specific terms of an investment in the Company. No assurance can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained to meet its needs, or that such financing would not be dilutive to existing stockholders. Management believes it will need $4,000,000 to $6,000,000 to execute its business plan and support its operations through the next twelve months.

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

                SAC Technologies, Inc., dba BIO-Key International
                    (a Corporation in the Development Stage)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                December 31, 2000, and June 30, 2001 (Unaudited)


4.       Prepaid Expenses

         Insurance                             $    15,545       $    28,214
         Rent                                        5,790             5,387
         Other                                         410                --
                                               -----------       -----------

                                              $    21,745       $    33,601
                                               ===========       ===========


5.       Other Assets

                                               December 31,        June 30,
                                                   2000              2001
                                                   ----              ----
         Deferred financing costs, less
          accumulated amortization             $    11,524       $        --
         Security deposits                          16,123            15,566
         Patents pending                            22,948            24,514
                                               -----------       -----------

                                               $    50,595       $    40,080
                                               ===========       ===========


6.       Accrued Liabilities

                                               December 31,        June 30,
                                                   2000              2001
                                                   ----              ----

         Compensation                          $    85,680       $    85,680
         Interest                                  256,071           261,552
         Shaar Fund Penalty                        763,625         1,121,375
         Other                                      16,313            23,881
                                               -----------       -----------

                                               $ 1,121,689       $ 1,492,488
                                               ===========       ===========


7.       Convertible Debentures

            In 1998, the Company issued convertible debentures (the "Debenture") with a face value of $2,500,000 and a stated interest rate of 5% to the Fund. As of June 30, 2001, the outstanding principal amount under the Debenture was $508,000 which was due and payable on June 30, 2001. The Company's failure to make such payment together with all accrued and unpaid interest constituted an event of default under the Debenture. The entire principal amount and all accrued and unpaid interest is immediately due and payable and bears interest at the default rate of 9% per annum. As of the date of this filing, the Fund has not demanded repayment of this amount. As of June 30, 2001 the total amount of unpaid principal and interest due under the Debenture is approximately $620,000.

                SAC Technologies, Inc., dba BIO-Key International
                    (a Corporation in the Development Stage)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                December 31, 2000, and June 30, 2001 (Unaudited)


8.       Stockholders Equity

         The following summarizes option and warrant activity since December 31, 2000:

                                                    Number of Shares
---------------------------------------------------------------------------------------------

                                  1996          1999        Non-
                                  Plan          Plan        Plan        Warrants      Total
                                ---------    ---------    ---------    ---------    ---------
Balance, December 31, 2000        114,380      616,669    1,481,000    1,515,966    3,728,015
         Granted                       --           --       90,000       26,250      116,250
         Exercised                     --           --           --           --           --
         Cancelled                     --           --           --           --           --
                                ---------    ---------    ---------    ---------    ---------
Balance, June 30, 2001            114,380      616,669    1,571,000    1,542,216    3,844,265
                                ---------    ---------    ---------    ---------    ---------
Available for future grants,
June 30, 2001                     542,620    1,383,331           --           --    1,925,951
                                =========    =========    =========    =========    =========


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

         The preferred shares provide for a 9% dividend payable semi-annually in arrears. At the option of the Company, the dividends are payable in kind through the issuance of additional shares of Company common stock. As of June 30, 2001, dividends in arrears totaled approximately $312,000. The preferred shares are immediately convertible into shares of common stock at a conversion price equal to the lesser of (a) $1.10 or (b) a 22% discount to the average closing bid prices of the Company's common stock during the five trading day period prior to conversion. The preferred shares are redeemable, in whole or in part, at the option of the Company at 100% of face value ($100 per share).

         In connection with these financings, the Company was obligated to file a registration statement with the SEC covering the resale of the shares of common stock issuable upon conversion of the preferred shares or the exercise of the warrant issued to the Fund. As of the date of this filing the Company has not filed the registration statement, has accrued a penalty of $1,121,375 related thereto, and the Fund has not demanded payment of these amounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    PRIVATE SECURITIES LITIGATION REFORM ACT

         The information contained in this Report on Form 10-QSB and in other public statements by the Company and Company officers include or may contain certain forward-looking statements. When used in this Report or in such statements, the words "estimate," "project," "intends," "expects," "believes" and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those included within the forward-looking statements. These factors include, but are not limited to, the Company's ability to successfully develop its technology to meet or exceed user specifications and to obtain additional financing as well as those risks described in detail in the Company's Annual Report on Form 10-KSB under the caption "RISK FACTORS." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

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

         The Company's proprietary biometric technology scans a person's fingerprint and identifies a person typically within a few seconds without the use of a password, key card, personal identification number
         (PIN) or other identifying data. The Company believes that its fingerprint identification technology will have a broad range of possible applications relating to information security and access control, including:

         *  Securing Internet sites and Web pages
         *  Securing access to corporate intranets and extranets
         *  General access control, i.e., facility access control

         Over the past 18 months, recognizing the growth in electronic commerce, corporate intranets and ethernets and related security concerns, the Company has been actively positioning its technology for the licensing of a Web based biometric authentication software solution to companies which rely on the Internet to distribute contents, goods or software, and to corporations to control access to corporate intranets, extranets or specific applications. This integrated solution will involve the licensing of client and server based software to provide for reliable and cost effective user authentication in connection with the processing of e-commerce transactions or securing access to private networks. This solution is also intended to be available to secure e-commerce and other general purpose Web site applications. During the past year, the Company has completed the development of enhanced software to provide an effective interface between client and server-based software. The Company's current business plan, which continues to evolve, consists of a threefold strategy of (i) continued development of technology; (ii) marketing its technologies through licensing agreements with OEMs and private labelers addressing industry-specific applications; and (iii) the development and licensing of a Web-based biometric authentication software solution to e-commerce and Internet content companies to secure Web based transactions and to corporations to secure private networks.

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

         The Company believes its existing cash will only last through the mid third quarter 2001. Due to these and other uncertainties, the Company's independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2000 as to the substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability and growth will depend upon the successful commercialization of its technologies and its ability to obtain adequate financing, among other matters, as to which there can be no assurance.


RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2000

         Revenues

         The Company is a development stage corporation. Accordingly, the Company does not have significant sales revenue and generated no revenue during the three and six month periods ended June 30, 2000 and June 30, 2001. The Company continues to deploy substantially all human and capital resources to executing its new business plan targeted at Internet, intranet and electronic commerce security. As a result the Company's limited resources were used to refine its technology to develop the applications needed to execute against the Company's revised business plan.

         Costs and Other Expenses

         The Company did not generate any revenue during the six month periods ended June 30, 2001 and 2000 and, therefore, did not incur any cost of sales.

         Selling, general and administrative expenses decreased $120,393 to $380,152 during the three months ended June 30, 2001 as compared to $500,545 for the corresponding period in 2000. Of the decrease, $57,375 was due to a decrease of a non-cash accrual of penalties incurred for failing to file a registration statement for the Company's Series A Convertible Preferred Stock, $14,826 was due to a reduction in general and administrative operating costs, $17,388 was due to a reduction in salaries and wages for administrative personnel, and $195,120 was due to a reduction in professional services costs. These were offset by an increase of $39,272 in selling costs as the Company focused on marketing its web based biometric authentication software solution and the reversal of a $124,944 non-cash accrual of deferred financing costs in the three months ended June 30, 2000 without a like transaction in 2001.

         Selling, general and administrative expenses decreased $81,270 to $794,578 during the six months ended June 30, 2001 as compared to $875,848 for the corresponding period in 2000. Of the decrease, $56,009 was due to a decrease in salaries and wages for administrative personnel and $281,781 was due to a reduction in professional services costs. These were offset by increases of $30,126 in general operating costs, $104,894 in selling costs as the Company focused on marketing its web based biometric authentication software solution and $121,500 for non-cash accrual of penalties incurred for failing to file a registration statement for the Company's Series A Convertible Preferred Stock.

         Research, development, and engineering expenses decreased $230,099 to $175,473 during the three months ended June 30, 2001 as compared to $405,572 for the corresponding period in 2000. Of the decrease, $23,337 was due a reduction in general development costs, and $207,600 was due to an decrease in software sub-contracting costs. These reductions are the result of the Company substantially completing the development of Web-Key, its web-based biometric authentication solution.

         Research, development, and engineering expenses decreased $115,526 to $454,841 during the six months ended June 30 2001 as compared to $570,367 for the corresponding period in 2000. Of the decrease, $68,643 was due to a reduction in general development costs and $69,900 was due to a decrease in software sub-contracting costs. These were offset by an increase of $23,018 for additional development supervisory personnel.

         Other income and (expense) increased $15,047 to $57,368 during the three months ended June 30, 2001 as compared to $42,321 for the corresponding period in 2000 due primarily to the interest costs associated with the increase in short term notes payable to the Fund.


         Other income and (expense) increased $50,171 to $111,309 during the six months ended June 30, 2001 as compared to $61,138 for the corresponding period in 2000 due primarily to the interest costs associated with the increase in short term notes payable to the Fund.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities during the six months ended June 30, 2001 was $831,437 compared to $918,801 during the six months ended June 30, 2000. The primary use of cash for both years was to fund the net loss. Net cash used in investing activities for the six months ended June 30, 2001 was $1,009 compared to net cash provided by investing activities of $4,226 for the same period in 2000. Net cash provided by financing activities during the six months ended June 30, 2001 was $850,000 compared to $883,519 in the same period in 2000 and consisted of net short term borrowing activities of $850,000 in 2001.

         Working capital deficit increased $1,120,922 during the six months ended June 30, 2001 to $4,489,771 as compared to $3,368,849 as of December 31, 2000.

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

         The outstanding principal amount under the Convertible Debenture is $508,000 which was due and payable on June 30, 2001. The Company's failure to make such payment together with all accrued and unpaid interest constituted an event of default under the Convertible Debenture. The entire principal amount and all accrued and unpaid interest is immediately due and payable and bears interest at the default rate of 9% per annum. As of the date of this filing, the Fund has not demanded repayment of this amount.

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

         The preferred shares provide for a 9% dividend payable semi-annually in arrears. At the option of the Company, the dividends are payable in kind through the issuance of additional shares of Company common stock. The preferred shares are immediately convertible into shares of common stock at a conversion price equal to the lesser of (a) $1.10 or (b) a 22% discount to the average closing bid prices of the Company's common stock during the five trading day period prior to conversion. The preferred shares are redeemable, in whole or in part, at the option of the Company at 100% of face value ($100 per share). The Company is obligated to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issuable upon conversion of the preferred shares or exercise of the warrants. As of the date of this filing, the Company has not filed the registration statement, has accrued penalties of $1,121,375 payable to the Fund and will continue to accrue a penalty until such a registration statement is filed. The Fund has not demanded payment of these amounts. As of June 30, 2001 cumulative undeclared dividends were approximately $312,000.

         Between March 31, 2000 and August 10, 2001, the Company has obtained a series of unsecured short term loans from the Fund in the aggregate principal amount of $2,535,000. The loans bear interest at the rate of 10% per annum and are due on the earlier of December 31, 2001 or the Company completing a private equity financing resulting in gross proceeds of at least $5,000,000. There can be no assurance that the Fund will continue to provide any additional loans to the Company.

         As of the date of this filing the Company has minimal cash resources and is in need of substantial additional capital to maintain operations beyond the third quarter of 2001. Management is seeking to obtain additional financing through the issuance of additional debt or equity securities of the Company on a negotiated private placement basis to institutional and accredited investors. In this regard, the Company has been engaged in discussions with certain investors, however, as of the date of this filing, the Company has not reached any definitive agreement with any such investor regarding the specific terms of an investment in the Company. Given the number of shares of common stock reserved for issuance upon conversion or exercise, as applicable, of outstanding options, warrants, preferred stock and the Convertible Debenture, in order to raise the necessary funds through the issuance of equity securities or securities convertible into equity securities, the Company will likely be required to amend its Articles of Incorporation to authorize the issuance of additional shares of common stock. This will result in increased costs associated with calling and convening a shareholder meeting and could delay the timing of any financing. No assurance can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained to meet its needs, or that such financing would not be dilutive to existing stockholders. Management believes it will need $4,000,000 to $6,000,000 to execute its business plan and support operations through the next 12 months.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         NONE

ITEM 2.  CHANGES IN SECURITIES

         1. On April 23, 2001, the Company issued warrants to purchase 26,250 shares of common stock at an exercise price equal to $.33 per share, the closing market price of the Company's common stock on the dates of grant, to Paul Noenning in consideration of services rendered as an independent consultant. The options were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
            Section 4(2) thereunder without payment of underwriting discounts or commissions to any person.

         2. On July 1, 2001, the Company issued options to purchase 400,000 shares of common common stock at an exercise price of $.20 per share, the closing market price of the Company's common stock on the date of grant, to Jeffry R. Brown in consideration of his serving as the Chief Executive Officer of the Company. Options to purchase 200,000 shares vested on the date of grant and the remainder vest in equal monthly installments during the one (1) year period commencing on the date of grant. The options terminate on the earlier of seven
            (7) years from the date of grant or 90 days after the termination of Mr. Brown's employment, unless such termination is for cause, in which case, the options expire on the date of such termination. The options were issued in a private placement transaction exempt from the registration requirements of the Securitits Act of 1933, as amended, pursuant to Section 4(2) thereunder without payment of underwriting discounts of commissions to any person.

         3. On August 1, 2001, the Company issued options to purchase an aggregate of 400,000 shares of common stock at an exercise price of $0.20 per share to H. Donald Rosacker in connection with his being retained to serve as the President of the Company. Options to purchase 60,000 shares vest upon Mr. Rosacker completing ninety (90) days of employment with the Company (the "Initial Vesting Date") and the remainder vest in equal monthly installments during the three
            (3) year period commencing on the Initial Vesting Date. The options terminate on the earlier of seven (7) years from the date of grant or ninety (90) days after the termination of Mr. Rosacker's employment, unless such termination is for cause, in which case, the options expire on the date of such termination. The options were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder without payment of underwriting discounts or commissions to any person.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of the date of this filing, the Company has cumulative undeclared dividends on its Series A 9% Convertible Preferred Stock in the amount of approximately $312,000.

         On June 30, 2001, the outstanding principal amount ($508,000) and all accrued and unpaid interest under the Convertible Debenture was due and payable. The outstanding principal amount and accrued and unpaid interest continue to accrue interest at the default rate of 9% per annum. As of the date of this filing, the total amount due and payable under the Convertible Debenture is approximately $627,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5.  OTHER EVENTS

         Appointment of Directors and Officers. Benedict A. Wittig, the Secretary, Director of Systems Software, a Director and co-founder of the Company, passed away on August 5, 2001. To fill the resulting vacancy on the Board, H. Donald Rosacker II was appointed to serve as a director of the Company. Gary Wendt, the Chief Financial Officer and a Director of the Company, was appointed to serve as the Secretary of the Company effective August 1, 2001.

         On August 1, 2001, the Company retained H. Donald Rosacker II, 40, to serve as the President of the Company. Between 1994 and 2000, Mr. Rosacker served as the President and Chief Executive Officer of Tekmerchant.com/FlowersandGifts.com, a Minneapolis, Minnesota based e-commerce company, where he managed the restructure of that company from a business-to-consumer Internet company to a business-to-business technology development company. Between 1992 and 1994, Mr. Rosacker served as President of Mantech Corporation, a Minneapolis, Minnesota based software developer where he managed the launch of advanced technology applications for the manufacturing industry. Mr. Rosacker has in excess of 15 years of financial and marketing management experience in start-up and emerging growth companies. Mr. Rosacker earned a Bachelors degree in Computer Science from the University of Minnesota in 1983.

         On August 1, 2001, the Company entered into a one (1) year employment agreement (the "Employment Agreement") with Mr. Rosacker to serve as the President of the Company at an annual base salary of $108,000 and a bonus of up to 50% of such base salary payable at the discretion of the Board of Directors. The Employment Agreement automatically renews for an additional one year term unless written notice of termination is received at least one (1) month prior to the date it would otherwise terminate. The Employment Agreement contains standard and customary confidentiality, non-solicitation and "work made for hire" provisions as well as a covenant not to compete which prohibits Mr. Rosacker from doing business with any current or prospective customer of the Company or engaging in a business competitive with that of the Company during the term of his employment and for the one (1) year period thereafter.

         The Employment Agreement may be terminated by the Company at any time with or without cause. In the event Mr. Rosacker is terminated without cause after completing nine (9) months of employment with the Company, Mr. Rosacker shall continue to be paid his then current base salary for a period of nine (9) months following the date of such termination. Mr. Rosacker may terminate the Employment Agreement if his current salary or benefits are reduced by more than 30%, in which event, Mr. Rosacker shall continue to be paid his then current base salary for a period of two (2) months following the date of such termination.

         In connection with his employment, the Company issued options to Mr. Rosacker to purchase an aggregate of 400,000 shares of common stock at an exercise price of $0.20 per share of which 300,000 were issued under the Company's 1999 Stock Option Plan. The material terms of the options are described under Item 2 above.

         Resignation of Chief Executive Officer. Effective July 1, 2001, Barry Wendt resigned his position as the Chief Executive Officer of the Company. In connection with his resignation, the Company and Barry Wendt entered into a consulting agreement (the "Agreement") pursuant to which Mr. Wendt will serve as a technical advisor to the Company for a term of seven (7) months. Under the Agreement, Barry Wendt will provide at least 24 hours of technology advisory services to the Company per week in consideration of aggregate consulting fees of $63,000, participation, at Barry Wendt's expense, in any and all health benefit plans available to employees of the Company and reimbursement of out-of-pocket expenses.

         The Agreement contains standard and customary confidentiality, non-solicitation and "work made for hire" provisions as well as a covenant not to compete which prohibits Barry Wendt from doing business with any current or prospective customer of the Company or engaging in a business competitive with that of the Company during the term of the Agreement and for the one (1) year period thereafter. In the event that the Company terminates the Agreement prior to the expiration of the initial term, the Company must make a payment to Barry Wendt of between $32,500 and $65,000, depending on the date of termination, and Barry Wendt's obligations under the covenant not to compete will terminate. Unless either party provides written notice of non-renewal at least two
         (2) months prior to the date which the Agreement would otherwise terminate, the Agreement will be renewed automatically for successive two (2) month periods. Barry Wendt continues to serve as the Chairman of the Board of Directors of the Company.

         In connection with Barry Wendt's resignation, Jeffry R. Brown was appointed to serve as the CEO of the Company. In consideration of Mr. Brown assuming the position of CEO, the Company issued options to Mr. Brown to purchase an additional 400,000 shares of common stock at an exercise price of $0.20 per share, the closing market price of the Company's Common Stock on the date of grant. The material terms of the options are described under Item 2 above.

         On May 16, 2001, Bruce Nordin terminated his consulting arrangement with the Company.


ITEM 6.  EXHIBITS

         (a)      Exhibits

                  10.28 Consulting Agreement dated July 1, 2001 by and between the Registrant and Barry M. Wendt.

                  10.29 Option to purchase 400,000 Shares of Common Stock issued to Jeffry R. Brown.

                  10.30 Employment Agreement dated August 1, 2001 by and between the Registrant and H. Donald Rosacker.

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2001                 SAC Technologies, Inc.


                                       /s/ Jeffry R. Brown
                                       ----------------------------------------
                                       Jeffry R. Brown, Chief Executive Officer

                                       /s/ Gary Wendt
                                       ----------------------------------------
                                       Gary Wendt, Chief Financial Officer

                                 EXHIBIT INDEX


            Exhibit No.       Description
            -----------       -----------

               10.28 Consulting Agreement dated July 1, 2001 by and between the Registrant and Barry M. Wendt.

               10.29 Option to purchase 400,000 Shares of Common Stock issued to Jeffry R. Brown.

               10.30 Employment Agreement dated August 1, 2001 by and between the Registrant and H. Donald Rosacker.