Form 10QSB
period 2001-09-30
SAC TECHNOLOGIES INC
filed 2001-11-09
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                       FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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

                                 (651) 687-0414

                           (ISSUER'S TELEPHONE NUMBER)



         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

         Shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of November 5, 2001: 11,738,322.

                SAC TECHNOLOGIES, INC., DBA BIO-KEY INTERNATIONAL

                                      INDEX

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

     Item 1 - Financial Statements

          Balance sheets as of December 31, 2000 and September 30, 2001........3

          Statements of operations for the three months ended
              September 30, 2000 and 2001, nine months ended September 30
              2000 and 2001, and January 7, 1993 (date of
              inception) through September 30, 2001............................4

          Statements of cash flows for the nine months ended September 30,
              2000 and 2001, and January 7, 1993 (date of inception)
              through September 30, 2001.......................................5

          Notes to interim financial statements................................6

     Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................10

PART II. OTHER INFORMATION

     Item 1  -  Legal proceedings.............................................15
     Item 2  -  Changes in Securities and Use of Proceeds.....................15
     Item 3  -  Defaults Upon Senior Securities...............................15
     Item 4  -  Submission of Matters to a Vote of Security Holders...........16
     Item 5  -  Other Events..................................................16
     Item 6  -  Exhibits and Reports on Form 8-K..............................16

                SAC Technologies, Inc., dba BIO-Key International
                    (a Corporation in the Development Stage)
                                 BALANCE SHEETS

                                                                   December 31,     September 30,
                                                                       2000             2001
                                                                   ------------     ------------
                  ASSETS                                                             (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                        $     48,830     $     58,668
  Accounts receivable                                                     9,118                -
  Prepaid expenses                                                       21,745           28,404
                                                                   ------------     ------------

          Total current assets                                           79,693           87,072

EQUIPMENT AND FURNITURE AND FIXTURES - AT COST,
     less accumulated depreciation                                       31,942            7,985

OTHER ASSETS                                                             50,595           40,706
                                                                   ------------     ------------

                                                                   $    162,230     $    135,763
                                                                   ============     ============

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Notes Payable                                                 $  1,400,000     $  2,670,000
     Convertible Debentures                                             598,455          458,000
     Accounts payable                                                   328,398          332,455
     Accrued liabilities                                              1,121,689        1,742,175
                                                                   ------------     ------------

          Total current liabilities                                   3,448,542        5,202,630


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
 Preferredstock - authorized, 5,000,000 shares
          of $ .01 par value: 50,000 designated as
          Series A 9% Convertible (liquidation
          preference of $100 per share); issued and
          outstanding, 19,875                                               199              199
Common stock - authorized, 20,000,000 shares
          of $.01 par value; issued and outstanding,
          9,966,724 and 11,164,842 shares, respectively                  99,667          111,648
Additional contributed capital                                       13,133,600       13,384,939
Deficit accumulated during the development stage                    (16,519,778)     (18,563,653)
                                                                   ------------     ------------
                                                                     (3,286,312)      (5,066,867)
                                                                   ------------     ------------

                                                                   $    162,230     $    135,763
                                                                   ============     ============


See accompanying notes to interim financial statements.

                SAC Technologies, Inc., dba BIO-Key International
                    (a Corporation in the Development Stage)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                       January 7,
                                                                                                       1993 (date
                                                                                                      of inception)
                                           Three months                      Nine months                 through
                                        ended September 30,              ended September 30,          September 30,
                                  -----------------------------     -----------------------------     ------------
                                      2000             2001             2000             2001             2001
                                  ------------     ------------     ------------     ------------     ------------
Revenues
     Product sales                $         --     $         --     $         --     $         --     $    577,384
     Licensing fees                         --               --               --               --          100,000
     Reimbursed research
       and development                      --               --               --               --          284,506
     Technical support
       and other services                   --               --               --               --          429,885
                                  ------------     ------------     ------------     ------------     ------------
                                            --               --               --               --        1,391,775
Costs and other expenses
     Cost of product sales                  --               --               --               --        1,736,895
     Cost of technical support
       and other services                   --               --               --               --          237,317
     Selling, general
       and administrative              524,541          293,021        1,400,389        1,087,599       11,200,268
     Research, development
       and engineering                 312,819          321,720          883,186          776,561        5,634,753
                                  ------------     ------------     ------------     ------------     ------------
                                       837,360          614,741        2,283,575        1,864,160       18,809,233
                                  ------------     ------------     ------------     ------------     ------------
         Operating loss               (837,360)        (614,741)      (2,283,575)      (1,864,160)     (17,417,458)

Other income (expense)
     Interest income and other              51             (205)            (716)          (6,034)         503,102
     Interest expense                  (37,482)         (68,199)         (97,852)        (173,679)      (1,185,198)
                                  ------------     ------------     ------------     ------------     ------------
                                       (37,431)         (68,404)         (98,568)        (179,713)        (682,096)
                                  ------------     ------------     ------------     ------------     ------------

         NET LOSS                 $   (874,791)    $   (683,145)    $ (2,382,143)    $ (2,043,873)    $(18,099,554)
                                  ============     ============     ============     ============     ============

Loss applicable to
  Common shareholders

  Net loss                        $   (874,791)    $   (683,145)    $ (2,382,143)    $ (2,043,873)    $(18,099,554)

Series A convertible preferred
  stock dividend
  and accretion                        (44,900)               -         (259,900)         (89,438)        (738,263)
                                  ------------     ------------     ------------     ------------     ------------
Loss applicable to common
  stockholders                    $   (919,691)    $   (683,145)    $ (2,642,043)    $ (2,133,311)    $(18,837,817)
                                  ============     ============     ============     ============     ============
Basic and diluted loss
  Per common share                $       (.09)    $       (.06)    $       (.25)    $       (.19)    $      (2.71)

Series A convertible preferred
  Stock dividend and accretion            (.01)               -             (.02)            (.01)            (.11)
                                  ------------     ------------     ------------     ------------     ------------
Loss per
  Common share                    $       (.10)    $       (.06)    $       (.27)    $       (.20)    $      (2.82)
                                  ============     ============     ============     ============     ============
Weighted average number of
  common shares outstanding          9,598,143       10,754,533        9,476,895       10,640,836        6,687,192
                                  ============     ============     ============     ============     ============


See accompanying notes to interim financial statements

                SAC Technologies, Inc., dba BIO-Key International
                    (a Corporation in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 January 7,
                                                                                 1993 (date
                                                                                of inception)
                                                         Nine Months               through
                                                      ended September 30,       September 30,
                                                ----------------------------    ------------
                                                    2000            2001            2001
                                                ------------    ------------    ------------
Cash flows from operating activities
     Net loss                                   $ (2,382,143)   $ (2,043,873)   $(18,099,554)
     Adjustments to reconcile
       net loss to net cash used
       in operating activities:
           Depreciation                               35,486          23,956         234,927
           Amortization
            Unearned compensation                     72,273              --         181,809
            The intrinsic value of the
             beneficial conversion feature
             of the convertible debenture                 --              --         561,701
            Deferred financing costs                      --          21,069         447,466
     Write-down of inventory                              --              --         916,015
     Write-down of deferred
       financing costs                                    --              --         132,977
     Gain on sale of
       Inter-Con/PC stock                                 --              --        (190,000)
     Revenues realized due to offset
      of billings against a stock purchase                --              --        (170,174)
     Acquired research and development                    --              --         117,000
     Options and warrants issued for
      services and other                             531,165          13,320       1,343,554
     Other                                                --              --          34,684
     Change in assets and liabilities:
           Accounts receivable                         6,231           9,118              --
           Inventories                                   650              --        (916,015)
           Prepaid expenses                           13,858          (6,659)        (28,404)
           Accounts payable                           40,000           4,057         332,455
           Accrued Liabilities                       468,151         720,486       1,853,135
                                                ------------    ------------    ------------
     Net cash used in operations                  (1,214,329)     (1,258,526)    (13,248,424)

Cash flows from investing activities
           Capital expenditures                           --              --        (242,913)
           Proceeds from sales
             of Inter-Con/PC stock                        --              --         190,000
           Other                                       4,226          (1,636)        (40,707)
                                                ------------    ------------    ------------
     Net cash provided by (used in)
       investing activities                            4,226          (1,636)        (93,620)

Cash flows from
  financing activities
     Net proceeds under
       short-term borrowing
       agreements                                    700,000       1,270,000       2,903,000
     Issuance of convertible
       bridge note                                        --              --         175,000
     Issuance of convertible
       debenture                                          --              --       1,775,000
     Issuance of warrants and
       convertible debentures discount                    --              --         830,000
     Deferred financing costs                             --              --        (312,977)
     Exercise of stock options                            --              --         190,799
     Sales of common stock                                --              --       7,093,832
     Sale of preferred stock and assigned
       value of warrant                              433,519              --         884,058
     Redemption of common stock                           --              --        (138,000)
                                                ------------    ------------    ------------
     Net cash provided by
       financing activities                        1,133,519       1,270,000      13,400,712
                                                ------------    ------------    ------------
Net increase (decrease) in
  cash and cash equivalents                          (76,584)          9,838          58,668
Cash and cash equivalents,
  at beginning of period                             101,152          48,830              --
                                                ------------    ------------    ------------
Cash and cash equivalents,
  at end of period                              $     24,568    $     58,668    $     58,668
                                                ============    ============    ============

Non-cash Financing Transactions:

  Conversion of debentures into common stock    $    350,000    $    150,000    $  2,042,000
                                                ============    ============    ============


See accompanying notes to interim financial statements.

                SAC Technologies, Inc., dba BIO-Key International
                    (a Corporation in the Development Stage)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
              December 31, 2000, and September 30, 2001 (Unaudited)

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

2.       Liquidity and Capital Resource Matters

         Broad commercial acceptance of the Company's products by customers and end users is critical to the Company's success and ability to generate revenues. The Company has limited sales to date, and has accumulated losses since inception of $18,099,554 of which $683,145 was incurred during the quarter ended September 30, 2001. The Company believes operating losses will continue for the foreseeable future.

         Between March 31, 2000 and October 18, 2001 the Company has obtained a series of unsecured short-term loans from the Shaar Fund Ltd, an international investment fund (the "Fund"), in the aggregate principal amount of $2,770,000. The loans bear interest at the rate of 10% per annum and are due on the earlier of December 31, 2001, or the Company completing a private equity financing resulting in gross proceeds of at least $5,000,000.

         As of the date of this filing, the Company has minimal cash resources and is in need of substantial additional capital to maintain operations beyond the fourth quarter of 2001. The Company is seeking to obtain additional financing through the issuance of debt or equity securities of the Company on a negotiated private placement basis with institutional and accredited investors. As of the date of this filing, the Company has not reached any definitive agreement with any such investor regarding the specific terms of an investment in the Company. No assurance can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained to meet its needs, or that such financing would not be dilutive to existing stockholders. Management believes it will need $4,000,000 to $6,000,000 to execute its business plan and support its operations through the next twelve months.

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

                SAC Technologies, Inc., dba BIO-Key International
                    (a Corporation in the Development Stage)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
              December 31, 2000, and September 30, 2001 (Unaudited)


4.       Prepaid Expenses

                                               December 31,      September 30,
                                                   2000              2001
                                                   ----              ----

         Insurance                             $    15,545       $    22,682
         Rent                                        5,790             5,722
         Other                                         410                --
                                               -----------       -----------

                                               $    21,745       $    28,404
                                               ===========       ===========


5.       Other Assets

                                               December 31,      September 30,
                                                   2000              2001
                                                   ----              ----
         Deferred financing costs, less
          accumulated amortization             $    11,524       $        --
         Security deposits                          16,123            15,566
         Patents pending                            22,948            25,140
                                               -----------       -----------

                                               $    50,595       $    40,706
                                               ===========       ===========

6.       Accrued Liabilities

                                               December 31,      September 30,
                                                   2000              2001
                                                   ----              ----

         Compensation                          $    85,680       $    85,680
         Interest                                  256,071           329,751
         Shaar Fund Penalty                        763,625         1,300,250
         Other                                      16,313            26,494
                                               -----------       -----------

                                               $ 1,121,689       $ 1,742,175
                                               ===========       ===========

7.       Convertible Debentures

         In 1998, the Company issued convertible debentures (the "Debenture") with a face value of $2,500,000 and a stated interest rate of 5% to the Fund. As of September 30, 2001, the outstanding principal amount under the Debenture was $458,000 which was due and payable on June 30, 2001. The Company's failure to make such payment together with all accrued and unpaid interest constituted an event of default under the Debenture. The entire principal amount and all accrued and unpaid interest is immediately due and payable and bears interest at the default rate of 9% per annum. As of the date of this filing, the Fund has not demanded repayment of this amount. As of September 30, 2001 the total amount of unpaid principal and interest due under the Debenture is approximately $576,000.

         The holder of the Debentures periodically has made elections to convert some of the Debentures into shares of the Company's common stock. During the three quarters ended September 30, 2001, Debentures totaling $150,000 were converted into 889,952 shares of common stock.

                SAC Technologies, Inc., dba BIO-Key International
                    (a Corporation in the Development Stage)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
              December 31, 2000, and September 30, 2001 (Unaudited)


8.       Stockholders Equity

         The following summarizes option and warrant activity since December 31, 2000:


                                                      Number of Shares
---------------------------------------------------------------------------------------------

                                  1996          1999        Non-
                                  Plan          Plan        Plan        Warrants      Total
                                ---------    ---------    ---------    ---------    ---------
Balance, December 31, 2000        114,380      616,669    1,481,000    1,515,966    3,728,015
         Granted                       --      300,000      590,000       26,250      916,250
         Exercised                     --           --           --           --           --
         Cancelled                     --           --           --           --           --
                                ---------    ---------    ---------    ---------    ---------
Balance, September 30, 2001       114,380      916,669    2,071,000    1,542,216    4,644,265
                                ---------    ---------    ---------    ---------    ---------
Available for future grants,
September 30, 2001                542,620    1,083,331           --           --    1,625,951
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

         The preferred shares provide for a 9% dividend payable semi-annually in arrears. At the option of the Company, the dividends are payable in kind through the issuance of additional shares of Company common stock. As of September 30, 2001, dividends in arrears totaled approximately $312,000. The preferred shares are immediately convertible into shares of common stock at a conversion price equal to the lesser of (a) $1.10 or (b) a 22% discount to the average closing bid prices of the Company's common stock during the five trading day period prior to conversion. The preferred shares are redeemable, in whole or in part, at the option of the Company at 100% of face value ($100 per share) plus accrued and unpaid dividends.

         In connection with these financings, the Company was obligated to file a registration statement with the SEC covering the resale of the shares of common stock issuable upon conversion of the preferred shares or the exercise of the warrant issued to the Fund. As of the date of this filing the Company has not filed the registration statement, has accrued a penalty of $1,300,250 related thereto, and the Fund has not demanded payment of this amount.

9. Conversion of Debentures and Preferred Stock into Common Stock Subsequent to September 30, 2001.

         During October 2001, the holder of the Company's Debentures elected to convert $40,000 of Debentures into 226,886 shares of the Company's common stock. Also during October 2001, the holder of the Company's convertible preferred stock elected to convert 862 shares of the preferred stock and $18,395 of accrued dividends thereon, into 375,687 shares of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    PRIVATE SECURITIES LITIGATION REFORM ACT

         The information contained in this Report on Form 10-QSB and in other public statements by the Company and Company officers include or may contain certain forward-looking statements. When used in this Report or in such statements, the words "estimate," "project," "intends," "expects," "believes" and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those included within the forward-looking statements. These factors include, but are not limited to, the Company's ability to successfully develop its technology to meet or exceed user specifications, to obtain additional financing as well as those risks described in detail in the Company's Annual Report on Form 10-KSB under the caption "RISK FACTORS." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

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

         The Company's proprietary biometric technology scans a person's fingerprint and identifies a person typically within a few seconds without the use of a password, key card, personal identification number
         (PIN) or other identifying data. The Company believes that its fingerprint identification technology will have a broad range of possible applications relating to information security and access control, including:

         *  Securing Internet sites and Web pages
         *  Securing access to corporate intranets and extranets
         *  General access control, i.e., facility access control

         Over the past two years, recognizing the growth in electronic commerce, corporate intranets and ethernets and related security concerns, the Company has been actively positioning its technology for the licensing of a Web based biometric authentication software solution to companies which rely on the Internet to distribute contents, goods or software, and to corporations to control access to corporate intranets, extranets or specific applications. This integrated solution will involve the licensing of client and server based software to provide for reliable and cost effective user authentication in connection with the processing of e-commerce transactions or securing access to private networks. This solution is also intended to be available to secure e-commerce and other general purpose Web site applications. During the past year, the Company has completed the development of enhanced software to provide an effective interface between client and server-based software. The Company's current business plan, which continues to evolve, consists of a threefold strategy of (i) continued development of technology; (ii) marketing its technologies through licensing agreements with OEMs and private labelers addressing industry-specific applications; and (iii) the development and licensing of a Web-based biometric authentication software solution to e-commerce and Internet content companies to secure Web based transactions and to corporations to secure private networks.

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

         The Company believes its existing cash will only last through the mid fourth quarter 2001. Due to these and other uncertainties, the Company's independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2000 as to the substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability and growth will depend upon the successful commercialization of its technologies and its ability to obtain adequate financing, among other matters, as to which there can be no assurance.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

         Revenues

         The Company is a development stage corporation. Accordingly, the Company does not have significant sales revenue and generated no revenue during the three and nine month periods ended September 30, 2000 and September 30, 2001. The Company continues to deploy substantially all human and capital resources to executing its business plan targeted at Internet, intranet and electronic commerce security. As a result, the Company's limited resources were used to refine its technology to develop the applications needed to execute against the Company's business plan.



         Costs and Other Expenses

         The Company did not generate any revenue during the nine month periods ended September 30, 2001 and 2000 and, therefore, did not incur any cost of sales.

         Selling, general and administrative expenses decreased $231,520 to $293,021 during the three months ended September 30, 2001 as compared to $524,541 for the corresponding period in 2000. Of the decrease, $37,125 was due to a decrease of a non-cash accrual of penalties incurred for failing to file a registration statement for the Company's Series A Convertible Preferred Stock, $12,993 was due to a reduction in general and administrative operating costs, $17,820 was due to a reduction in salaries and wages for administrative personnel, $109,850 was due to a reduction in administrative consulting costs, and $86,422 was due to a reduction in professional services costs. These were offset by an increase of $32,690 in selling costs as the Company focused on marketing its web based biometric authentication software solution. The Company anticipates that selling costs will continue to increase.

         Selling, general and administrative expenses decreased $312,790 to $1,087,599 during the nine months ended September 30, 2001 as compared to $1,400,389 for the corresponding period in 2000. Of the decrease, $73,830 was due to a decrease in salaries and wages for administrative personnel, $231,672 was due to a reduction in professional services costs, and $246,380 was due to a reduction in administrative consulting costs. These were offset by increases of $17,133 in general operating costs and $137,584 in selling costs as the Company focused on marketing its web based biometric authentication software solution and $84,375 for non-cash accrual of penalties incurred for failing to file a registration statement for the Company's Series A Convertible Preferred Stock.

         Research, development, and engineering expenses increased $8,901 to $321,720 during the three months ended September 30, 2001 as compared to $312,819 for the corresponding period in 2000. Of the increase, $3,843 was due to an increase in wages for development personnel and $14,079 was due to an increase in software sub-contracting costs. These were offset by a $9,021 reduction in general development costs.

         Research, development, and engineering expenses decreased $106,625 to $776,561 during the nine months ended September 30, 2001 as compared to $883,186 for the corresponding period in 2000. Of the decrease, $77,664 was due to a reduction in general development costs and $169,139 was due to a decrease in development personnel. These were offset by an increase of $140,178 in software sub-contracting costs.

         Other income and expense increased $30,973 to $68,404 during the three months ended September 30, 2001 as compared to $37,421 for the corresponding period in 2000 due primarily to the interest costs associated with the increase in short term notes payable to the Shaar Fund, Ltd.


         Other income and expense increased $81,145 to $179,713 during the nine months ended September 30, 2001 as compared to $98,568 for the corresponding period in 2000 due primarily to the interest costs associated with the increase in short term notes payable to the Shaar Fund, Ltd.




LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities during the nine months ended September 30, 2001 was $1,258,526 compared to $1,214,329 during the nine months ended September 30, 2000. The primary use of cash for both years was to fund the net loss. Net cash used in investing activities for the nine months ended September 30, 2001 was $1,636 compared to net cash provided by investing activities of $4,226 for the same period in 2000. Net cash provided by financing activities during the nine months ended September 30, 2001 was $1,270,000 compared to $1,133,519 in the same period in 2000 and consisted of net short term borrowing activities of $1,270,000 in 2001.

         Working capital deficit increased $1,746,709 during the nine months ended September 30, 2001 to $5,115,558 as compared to $3,368,849 as of December 31, 2000.

         The Company's capital needs have been principally met through proceeds from the issuance of debt and equity securities.

         The Company does not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

         On June 30, 1998, the Company sold to Shaar Fund, Ltd., an international investment fund and principal stockholder of the Company (the "Fund") $2,500,000 of 5% Convertible Debenture due June 30, 2001 (the "Convertible Debenture"). The Convertible Debenture is convertible into shares of the Company's Common Stock at a conversion price equal to the lesser of (i) $7.15; or (ii) the average closing bid price of the Company's Common Stock for a five-day period ending the day prior to the notice of conversion multiplied by a discount factor of 22%. Interest is payable quarterly in arrears, and at the option of the Company, is payable in-kind through the issuance of additional shares of the Company's Common Stock at the conversion price. As of the date of this filing, $2,082,000 principal amount and $100,000 of accrued interest due under the Convertible Debenture has been converted into an aggregate of 3,854,861 shares of Common Stock. The Convertible Debenture contains certain anti dilution and conversion price adjustment provisions if certain events occur.

         As of the date of this filing, the outstanding principal amount under the Convertible Debenture is $418,000 which was due and payable on June 30, 2001. The Company's failure to make such payment, together with all accrued and unpaid interest, constituted an event of default under the Convertible Debenture. The entire principal amount and all accrued and unpaid interest is immediately due and payable and bears interest at the default rate of 9% per annum. As of the date of this filing, the Fund has not demanded repayment of this amount.

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

         The preferred shares provide for a 9% dividend payable semi-annually in arrears. At the option of the Company, the dividends are payable in kind through the issuance of additional shares of Company common stock. The preferred shares are immediately convertible into shares of common stock at a conversion price equal to the lesser of (a) $1.10 or (b) a 22% discount to the average closing bid prices of the Company's common stock during the five trading day period prior to conversion. The preferred shares are redeemable, in whole or in part, at the option of the Company at 100% of face value ($100 per share) plus accrued and unpaid dividends. The Company is obligated to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issuable upon conversion of the preferred shares or exercise of the warrants. As of the date of this filing, the Company has not filed the registration statement, has accrued penalties of $1,300,250 payable to the Fund and will continue to accrue a penalty until such a registration statement is filed. The Fund has not demanded payment of these amounts. As of September 30, 2001 cumulative undeclared dividends were approximately $312,000. As of the date of this filing, 862 preferred shares ($86,200 face amount) together with $18,395 of accrued dividends due on such shares has been converted into an aggregate of 375,687 shares of Common Stock.

         Between March 31, 2000 and October 18, 2001, the Company has obtained a series of unsecured short term loans from the Fund in the aggregate principal amount of $2,770,000. The loans bear interest at the rate of 10% per annum and are due on the earlier of December 31, 2001 or the Company completing a private equity financing resulting in gross proceeds of at least $5,000,000. There can be no assurance that the Fund will continue to provide any additional loans to the Company.

         As of the date of this filing the Company has minimal cash resources and is in need of substantial additional capital to maintain operations beyond the fourth quarter of 2001. Management is seeking to obtain additional financing through the issuance of additional debt or equity securities of the Company on a negotiated private placement basis to institutional and accredited investors. In this regard, the Company has been engaged in discussions with certain investors, however, as of the date of this filing, the Company has not reached any definitive agreement with any such investor regarding the specific terms of an investment in the Company. Given the number of shares of common stock reserved for issuance upon conversion or exercise, as applicable, of outstanding options, warrants, preferred stock and the Convertible Debenture, in order to raise the necessary funds through the issuance of equity securities or securities convertible into equity securities, the Company will likely be required to amend its Articles of Incorporation to authorize the issuance of additional shares of common stock. This will result in increased costs associated with calling and convening a shareholder meeting and could delay the timing of any financing. No assurance can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained to meet its needs, or that such financing would not be dilutive to existing stockholders. Management believes it will need $4,000,000 to $6,000,000 to execute its business plan and support operations through the next 12 months.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In August 2001, the Company and Keyware Technologies, Inc. agreed to settle the breach of contract law suit filed by Keyware against the Company in November 1999 in Middlesex County, Massachusetts Superior Court and the Company's breach of contract counterclaim. The suit was based on alleged breaches of the November 26, 1997 Strategic Alliance Agreement between the parties. The Company agreed to pay $50,000 to Keyware during the seven (7) month period commencing September 1, 2001 against Keyware's delivery to the Company of 50,000 copies of its Voice Guardian software and the execution of a mutual general release.

ITEM 2.  CHANGES IN SECURITIES

         1. On October 29, 2001, the Company issued options to purchase 200,000 shares of common stock under the Company's 1999 Stock Option Plan at an exercise price of $.29 per share, the closing market price of the Company's common stock on the date of grant, to Jeffrey J. May in connection with his appointment as a Director of the Company. Options to purchase 50,000 shares vested on the date of grant and the remainder vest in equal quarterly installments during the three
            (3) year period commencing 90 days from the day of grant. The options terminate on the earlier of seven (7) years from the date of grant or 90 days after termination as a director, unless such termination is for cause, in which case, the options expire on the date of such termination. The options were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4 (2) thereunder without payment of underwriting discounts of commissions to any person.

         2. On or about October 11, 2001, the Company issued 226,886 shares of restricted common stock to the Fund in consideration of the conversion of $40,000 principal amount due under the Convertible Debenture. These shares were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4 (2) thereunder, without payment of underwriting discounts or commissions to any person.

         3. During October, 2001, the Company issued an aggregate of 375,687 shares of restricted common stock to the Fund upon conversion of 862 shares of the Company's Series A Convertible Preferred Stock together with $18,395 of accrued dividends due on such shares. These shares were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4 (2) thereunder, without payment of underwriting discounts or commissions to any person.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of the date of this filing, the Company has accrued and unpaid dividends in arrears on its Series A 9% Convertible Preferred Stock in the amount of approximately $294,000.

         On June 30, 2001, the outstanding principal amount $508,000 and all accrued and unpaid interest under the Convertible Debenture was due and payable. The outstanding principal amount and accrued and unpaid interest continue to accrue interest at the default rate of 9% per annum. As of the date of this filing, the total amount due and payable under the Convertible Debenture is approximately $544,175.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5.  OTHER EVENTS

         On October 29, 2001, Mr. Barry Wendt resigned his position as chairman of the Board of Directors. Mr. Wendt continues to serves as a director of the company. Concurrent with Mr. Wendt's resignation, Mr. Jeffry Brown was appointed Chairman of the Board of Directors.

         On October 29, 2001, Mr. Jeffrey J. May, 41, was appointed to the Board of Directors of the Company. Since 1997, Mr. May has served as the President of Gideons Point Capital, a Tonka Bay Minnesota based financial consulting firm and angel investor focusing on assisting and investing in start-up technology companies. In 1983, Mr. May co-founded Advantek, Inc., a manufacturer of equipment and materials which facilitate the automatic handling of semi-conductors and other electrical components. The Company was sold in 1993. Mr. May continued to serve as a director and Vice -President of Operations of Advantek until 1997. At which time it had over 600 employees and sales in excess of $100 million. Mr. May earned a Bachelor of Science degree in Electrical Engineering from the University of Minnesota in 1983.

ITEM 6.  EXHIBITS

         (a)      Reports on Form 8-K

                  None.


                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2001                 SAC Technologies, Inc.


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