Form 10KSB
period 2001-12-31
SAC TECHNOLOGIES INC
filed 2002-03-28
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                         COMMISSION FILE NUMBER 1-13463

                           BIO-KEY INTERNATIONAL, INC.
                           ---------------------------

                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                MINNESOTA                             41-1741861
                ---------                             ----------
     (State or other jurisdiction of      (IRS Employer Identification Number)
     Incorporation of organization)

            1285 CORPORATE CENTER DRIVE, SUITE #175, EAGAN, MN 55121
            --------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (651) 687-0414
                           ---------------------------
                 ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE.

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. __

         State issuer's revenues for its most recent fiscal year: $0.00

         The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sale price of the registrant' common stock as reported on the OTC Bulletin Board on March 20, 2002 was $6,987,083. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included in the figure is not an affiliate, and any such admission is hereby disclaimed. The information provided is solely for the record keeping purposes of the Securities and Exchange Commission.

         As of March 20, 2001, 12,685,209 shares of the registrant's common stock were outstanding.

         Transitional Small Business Disclosure Formats (check one):

         Yes ___ No _X_


                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                     PART I

                    PRIVATE SECURITIES LITIGATION REFORM ACT

                  The information contained in this Annual Report on Form 10-KSB and in other public statements by the Company and Company officers or directors includes or may contain certain forward-looking statements. The words "may," "will," "expect," "anticipate," "believe," "continue," "estimate," "project," "intend," and similar expressions used in this Report are intended to identify forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933 and Section 21E of the U.S. Securities Exchange of 1934. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. Many of these risks and uncertainties are set forth under the caption "RISK FACTORS" in Item I of this Report. Should any of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statements.


ITEM 1. DESCRIPTION OF BUSINESS

GENERAL DESCRIPTION OF BUSINESS; MARKET

         BIO-key, International, Inc., formerly known as SAC Technologies, Inc. (the "Company" or "BIO-key") was formed in 1993 and is in the business of developing and marketing proprietary biometric technology and software solutions. Biometric technology, the science of analyzing specific human characteristics which are unique to each individual in order to identify a specific person from a broader population, is an emerging technology. Examples of the unique biological characteristics that can be used to identify an individual include fingerprints, iris patterns, hand geometry, voice recognition and facial structure. Fingerprint analysis is an accurate and reliable method to distinguish one individual from another and is viewed as less intrusive than many other biometric identification methods. As a result, fingerprint analysis has gained the most widespread use for biometric identification. Biometric technology represents a novel approach to identity verification which has only been used in limited applications and has not gained widespread acceptance in any commercial or consumer markets.

         BIO-key has pioneered the development of high performance one-against-many, automated, finger identification technology that can be used without the aide of non-automated methods of identification such as a personal identification number (PIN), password, token, smart card, ID card, credit card, passport, drivers license or other form of possession based or knowledge based identification.

         This advanced BIO-key(TM) identification technology improves both the accuracy and speed of finger-based biometrics and is the only finger identification algorithm that has been certified by the International Computer Security Association (ICSA). The Company's proprietary biometric technology scans a person's fingerprint and identifies a person typically within a few seconds without the use of any other identifying data. The Company believes that its fingerprint identification technology will have a broad range of possible applications relating to information security and access control, including:

*        Securing Internet sites, Web pages and electronic transactions
*        Securing access to private networks
*        Securing access to buildings and restricted areas

         The Company's initial business plan was to develop an integrated fingerprint identification product consisting of the Company's core technology embedded into an optical reader for mass commercialization and distribution. The Company's current business plan is to:

* License its core technology to OEMs, systems integrators and application developers to develop products and applications which utilize the Company's core technology.
*        License WEB-key(TM), its web-based biometric authentication solution.

To date, the Company has engaged in limited marketing of its technology and has generated minimal sales, principally to the general access control and computer network security markets.

MARKET OVERVIEW

         Although recent security concerns relating to identification of individuals has resulted in an increased interest in biometrics generally, biometric technology has not gained widespread commercial acceptance. Biometric based solutions compete with more traditional security methods such as keys, cards, personal identification numbers and security personnel, as well as competing biometric technologies including voice, face, iris, hand geometry and blood vessel recognition. The market for business-to-business and business-to-consumer transactions is substantial and continues to grow. Such transactions are subject to fraud based on unauthorized persons gaining access to confidential information. The Company believes that its biometric technology provides a more reliable method for confirming the identity of persons in remote locations than existing traditional methods.

         Biometric technology is a novel approach to facility and digital security. Acceptance of biometrics as an alternative to traditional security methods depends upon a number of factors including:

                  *        The reliability of biometric solutions
                  *        Public perception regarding privacy concerns
                  * Costs involved in adopting and integrating biometric solutions

Commercial markets have been slow to accept biometrics as a viable alternative to traditional security methods. Accordingly, the primary competition for biometric technology has been the traditional security methods described above. With respect to competing biometrics, each has its strength and weaknesses and none has emerged as a market leader. Fingerprint identification is generally viewed as inexpensive and non-intrusive, but also as less accurate. Iris scanning is viewed as extremely accurate, but also as inconvenient to use and expensive. Facial recognition has recently received substantial attention, however, it suffers from accuracy limitations. In summary, the market for biometric technology is undeveloped and evolving.

TECHNOLOGY

         The Company was formed in 1993 for the purpose of developing an automated fingerprint identification system. Since that time, the Company has developed proprietary fingerprint identification technology consisting of the following:

                  * VST(TM) (Vector Segment Technology), the patent pending core algorithm which creates a mathematical representation of a fingerprint based on its particular characteristics.
                  * Hardware and software which translates and standardizes the image of the fingerprint for computer analysis ("Biometric Solution").
                  * SDK (Developers Tool Kit), a biometric application development tool which facilitates integration of the Company's technology for vertical market applications.

         Utilizing these technologies, the Company is continuing to develop identification products and software solutions which are designed to assure that only individuals comprising an approved fingerprint in an online or embedded database are allowed access to an application through real time authentication with an emphasis on Web based applications.

         Vector Segment Technology. The Company's IT security solutions are built around its patent pending VST(TM) (Vector Segment Technology) which processes features of a live fingerprint. These features are reduced to a mathematical representation unique to the individual. When a person seeking access to a computer network or restricted area places his or her finger on a reader, a new mathematical representation is generated which is compared to an on-line database to determine whether it matches any mathematical representation on file. If there is a match, the person is identified and given access to the application, computer network, Web Site or restricted area. This can be accomplished without the use of a key, password, user-Id, card, PIN number or token. The actual fingerprint is not typically stored in the database for commercial applications.

         De-coupling of Technologies. In order to effectuate the Company's evolution from a hardware provider to a licensor of software solutions, the Company has modified its core Vector Segment Technology to make it easily adaptable to scanners other than its proprietary 5th generation SACcat or 6th generation IDME readers. In the past, the Company's identification algorithm had required the use of its own high resolution reader technology to provide for reliable one to many identification applications. The further development of the Vector Segment Technology has allowed for the de-coupling of the core identification algorithm from the reader technology allowing the algorithm to be utilized with lower resolution and lower quality readers available from other manufacturers. VST has expanded its hardware independence capabilities with added scanner communications. The Company's finger identification technology is now completely hardware independent and can be integrated with virtually any finger reading devise. Enrollments or capture of an individual's biometric ID can be done on one type of scanner and looked-up or identified for a match on another type of scanner. This is a very unique capability in the biometric market and allows the Company's software to be used and integrated with almost any finger scanner hardware.

         Identification Verses Verification Technology. Management believes that the Company's Vector Segment Technology is superior to similar technologies utilized by its competitors. Unlike many of the biometric technologies currently available, the Company's technology can identify the fingerprint of an unknown person by searching a database to determine whether the current scanned mathematical representation matches any previously stored mathematical representation. Most of the Company's fingerprint competitors simply verify that the fingerprint image of a known person matches a previously stored copy or model of that individual's fingerprint. By their very nature, such verification systems require an additional item of data such as a PIN number or access card to initially identify the user. Verification systems, therefore, do not eliminate the need for cumbersome access cards, keys or PIN numbers and the administrative costs associated with the distribution and replacement of such data. By contrast, the Company's identification technology typically does not require any identifying data other than a person's fingerprint. Based on the foregoing, the Company believes that its identification technology provides it with a meaningful competitive advantage in the marketplace. On April 27, 1998, the Company's SACcat(TM) product earned the International Computer Association's first and only fingerprint biometric identification certification.

CURRENT OFFERINGS

         The following is a description of the status of each of the Company's current offerings.

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

         WEB-key(TM). WEB-key is a biometric identification/authentication solution designed to secure Web based applications through the use of a Web based browser plug-in and a server side plug-in. WEB-key is designed to provide security and identification assuring that a remote user is in fact who they say they are without the need of a password, PIN, or smart card. WEB-key protects personal information such as credit card, address, account numbers and other private data by only disseminating such information upon the authorization of the owner of such information as determined by such person's fingerprint.

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

         The Company's current business plan, which continues to evolve, consists of a threefold strategy of:

                  *        continued development of technology
                  * licensing its core technology to OEMs, system integrators, Internet service providers and software application developers addressing industry-specific applications
                  * licensing its Web-based biometric authentication software solution to e-commerce and Internet content companies to secure Web based transactions and corporations to secure private networks.

         Although the Company has developed significant core identification technology and readers, neither has gained any meaningful commercial acceptance, the Company has only generated minimal revenue since inception and it has not entered into any significant licensing arrangements. In addition, the Company's business model, particularly the Web authentication initiative, represents a unique approach to Internet security, requires the distribution and use of additional peripheral hardware, namely an optical reader, and the integration of client and server software. It has not been adopted by any company that conducts business over the Internet. There can be no assurance that there will be a demand for such a solution or that the Company will have the financial, marketing and human resources necessary to successfully market such a software solution.

         Technology Development. Although management believes that the Company's identification technology is one of the most advanced and discriminating fingerprint technologies available on the market today, the markets in which the Company competes are characterized by rapid technological change and evolving standards. In order to maintain its position in the market, the Company will continue to upgrade and refine its existing technologies. During 2002, the Company will continue to focus on enhancing its identification technology for large databases, Web based server authentication applications, including porting to multiple platforms, and peer group reader technology. Successful development of this solution will require additional financing to which there can be no assurance.

WEB BASED BIOMETRIC AUTHENTICATION SOLUTION (WEB-KEY(TM)).

         The Company's primary initiative is the licensing of WEB-key(TM), its Web-based, Internet ready three tiered Internet application architecture software security solution. The Company licenses WEB-key(TM) as an integrated solution for securing e-commerce, e-business, and web-based transaction applications, or as a systems developer kit (SDK) for integration into other applications.

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

         WEB-key consists of three basic components:

                  *        a finger print scanner
                  *        Vector Segment Technology processing software tightly
                           and securely integrated with a web browser
                  *        an identification database residing on a web server.

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

         WEB-key provides a reliable and secure user authentication solution. WEB-key takes advantage of new security features in Microsoft's Internet Explorer versions 5.5 SP2 and 6.0, in addition to 1024 bit enhanced encryption capabilities integrated with public/private key pairs. WEB-key has also been integrated with Oracle9iRAC, which offers advanced speed, scalability, and reliance to WEB-key's database tier. Additional tools and software based on VST technology are under development.

         Potential Market. The growth of electronic fingerprint identification will be driven by the need for secure access to private applications and proprietary databases residing on both private and public network infrastructures. The scope of these opportunities include:

                  * corporations that increasingly rely upon the exchange and distribution of proprietary information among staff using intranet or other private networks
                  * business-to-business e-commerce among trading partners which share confidential information on a secure basis
                  * business-to-consumer e-commerce where the e-commerce service provider wants to restrict access to paying subscribers

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

         The current solution to these issues is the association of passwords and PIN numbers with individuals. This solution requires employees or users to remember or retain a growing number of keys cards, passwords and PIN numbers and employers or Internet companies to periodically change passwords and PIN numbers to maintain their integrity. Since such information can be stolen or shared, they provide no assurance that the user is actually who they claim to be. WEB-key has been designed to address each of these concerns.

         The Company believes that replacement of traditional passwords presents a substantial market opportunity. Hamburg & Quist reports that approximately 150 million people use passwords to identify themselves to computer networks and the Internet and that 35%-40% of all calls received by IT help desks involve password issues at a cost of $100 per person per year resulting in enterprise spending of $60 billion on password maintenance. The Company's technology could virtually replace and eliminate the need for passwords at an estimated cost of approximately $20 per person per year while providing a higher assurance of identity security and user convenience. Government, aviation/transportation and enterprise security present significant additional opportunities.

MARKETING AND DISTRIBUTION

         The Company's marketing and distribution efforts consist of:

                  * Development of strategic alliances with technology leaders

                  * General promotion of biometric technology and the Company's offerings
                  * Direct technology licensing efforts to, among others, OEMs, application developers and operators of private network.

         The Company's current marketing efforts are conducted primarily through direct selling efforts of its Chief Executive Officer, President and other marketing personnel to OEMs, application developers and operators of private networks.

         The Company attends and actively participates in various product conferences and conventions in the technology and security industries to generate market awareness of biometric technology generally and the Company's offerings specifically. In this connection, in October 2000, the Company began a collaborative presentation effort with Intel Corporation whereby the Company and Intel created a proof-of-concept demonstration of the Company's WEB-key product. The demonstration was created across the Intel IA32 and Itanium family processor products and was first presented at the Intel Developer Forum (IDF) in February 2001. Proof of concept was presented at WinHec in Anaheim, California on March 25-27, 2001 and RSA in San Francisco, California during April 2001. Intel continues to showcase the Company's biometric IT security solution as a lead application for Intel's next generation Itanium Internet/e-business server and as a solution working with Oracle 9i and Oracles database. Additionally the WEB-key product has been presented in alliance with and part of Intel's exhibit at the Oracle Open World in Berlin and San Francisco. Although the Company intends to participate in events and other conferences with Intel, there can be no assurances that Intel will continue to allow the Company to participate with it at any such events or conferences.

         From these efforts, the Company has been aggressively marketing its WEB-key and SDK technology to leads generated from these shows, has entered into evaluation license agreements and expects to begin to generate revenues from these private sector activities later this year.

         The Company has also entered into alliances and/or joint sales and marketing agreements with Oracle, Intel, and Siebel Systems to develop and implement new security systems utilizing the Company's technology for the Federal Government. The events of September 11th have heightened the need for securing data dissemination throughout and between government agencies and automating the positive identification of personnel. The Company believes that its finger identification technology coupled with the capabilities of its alliance partners are the most advanced solutions capable of meeting these needs.

         The Company is targeting both Internet infrastructure companies and large portal providers as licensees of its WEB-Key solution. On the Internet infrastructure side, the Company is currently seeking to partner with Internet server manufacturers, providers of database and data warehouse engine software, horizontally positioned application engines, firewall solution providers and peripheral equipment manufacturers. On the portal side, the Company is currently targeting financial service providers such as credit and debit card authorization and issuing institutions, Internet retailers, business-to-business application service providers (ASPs) and corporate intranets.

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

         In addition to existing commonplace methods of restricting access to facilities such as pass cards, PIN numbers, passwords, locks and keys, there are numerous companies involved in the development, manufacture and marketing of fingerprint biometrics products to government, law enforcement, prison and consumer markets. These companies include, but are not limited to, Inc., PRINTRAK International, IDENTIX, Mytec Technologies, Inc., Safelink, Verdicom, DigitalPersona and BioLink.

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

         Many of the Company's competitors have substantially greater financial resources and experience in marketing Internet security applications than the Company. In addition, the Company's WEB-key(TM) offering is a unique approach to Internet security, requires the distribution and use of additional peripheral hardware, namely an optical reader, and has not been adopted by any company conducting business over the Internet. For these and other reasons, there can be no assurance that the WEB-key(TM) solution will gain any meaningful market acceptance or that the Company will be able to complete effectively in its chosen markets.

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

         Part of the Company's technology consists of software or hardware implementations of software ("firmware"). The Company intends to take measures to ensure copyright protection for its software and firmware releases prior to distribution. Where possible, the firmware/software is serialized in an attempt to ensure that only matched sets will function together. This provides both a mechanism to combat cloning of the Company's products and a method for standardizing products. The Company believes it has developed common law trademark rights in the terms SACMan(TM), SACcat(TM), SAC_Remote(TM), BIO_Key(TM), SACSecure(TM), SACcipher__, WEB-key(TM) and SACbook(TM) and has filed federal trademark applications. The Company does not claim any additional trademarks.

RESEARCH AND DEVELOPMENT

         During fiscal years ended December 31, 2000 and 2001 the Company spent approximately $1,136,000 and $948,000, respectively, on research and development. The Company's limited customer base did not directly bear these costs, which were principally funded through, outside sources of equity and debt financing. During 2001, the Company's research and development effort will be focused on the continued evolution of its Web based authentication solution and furthering the VST algorithm and SDK.

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

EMPLOYEES AND CONSULTANTS

         The Company currently employs ten (10) individuals on a full-time basis; five (5) in engineering, research and development, three (3) in finance and administration and two (2) in sales and marketing. The Company also utilizes four (4) consultants who provide marketing, engineering and management services to the Company. The Company anticipates retaining additional marketing personnel within the next twelve (12) months to execute its business plan.

                                  RISK FACTORS

         The following material risk factors, among others, may affect the Company's financial condition and results of operations.

                          BUSINESS AND FINANCIAL RISKS

         WE ARE DEVELOPMENT STAGE COMPANY, HAVE GENERATED MINIMAL REVENUE, HAVE SUSTAINED SUBSTANTIAL OPERATING LOSSES AND EXPECT LOSSES TO CONTINUE.

         We were formed in 1993 and have yet to generate any significant revenue. From inception through December 31, 2001, we have accumulated losses of $18,339,455 and negative cash flow from operations of $13,915,623. As of December 31, 2001, we had working capital of $392,533 and a negative net worth of $3,896,999. Since our inception, we have focused almost exclusively on developing our core technology and have not had any success marketing our technology. In order to generate revenue, we will have to retain additional marketing personnel and incur substantial marketing expenses. We can not assure you that we will be able to secure these necessary resources, that a significant market for our technology will develop or that we will be able to generate any significant revenues. For these reasons we anticipate that net losses will continue.

         BASED ON OUR LIMITED WORKING CAPITAL, NEGATIVE NET WORTH AND SUBSTANTIAL LOSSES, OUR AUDITORS HAVE RAISED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE IN BUSINESS.

         We have met our working capital requirements through financing transactions involving the public or private placement of our securities. We do not expect our current working capital to support our operations beyond August 2002 and we are in need of substantial additional capital to fund operations. Since our inception, we have not generated any significant revenue and have experienced substantial losses, including $2,283,774 during 2001. We also have limited working capital and a negative net worth. As a result of these factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2001 as to the substantial doubt about our ability to continue as a going concern.

         WE NEED SUBSTANTIAL ADDITIONAL FINANCING TO EXECUTE OUR BUSINESS PLAN WHICH MAY NOT BE AVAILABLE.

         We need substantial additional capital to expand our marketing and sales efforts. Our current resources are insufficient to fund operations beyond August 2002. We believe we need an additional $5,000,000 to $7,000,000 to execute our business plan and support operations through 2003. Although The Shaar Fund has committed to provide an additional $1,080,000 in incremental monthly advances through August, 2002, this obligation is conditioned upon events outside of our control, including the average trading price of our common stock exceeding $1.00 per share during the month preceding any advance. For these reasons, we are currently seeking to obtain additional financing through the issuance of debt or equity securities on a negotiated private placement basis with institutional and accredited investors. We have not and can not assure you that we will ever be able to secure any such financing on terms acceptable to us. If we can not obtain such financing, we will not be able to execute our business plan or continue operations.

         OUR TECHNOLOGY HAS NOT GAINED MARKET ACCEPTANCE AND WE DO NOT KNOW WHETHER A MARKET WILL DEVELOP FOR OUR TECHNOLOGY IN THE FORESEEABLE FUTURE.

         Biometric technology has received only limited market acceptance, particularly in the private sector. Our technology represents a novel security solution and we have not generated any significant sales. Although recent security concerns relating to identification of individuals has increased interest in biometrics generally, it remains an undeveloped, evolving market. Biometric based solutions compete with more traditional security methods including keys, cards, personal identification numbers and security personnel. Acceptance of biometrics as an alternative to such traditional methods depends upon a number of factors including:

                  *        the reliability of biometric solutions
                  *        public perception regarding privacy concerns
                  * costs involved in adopting and integrating biometric solutions

         For these reasons, we are uncertain whether our technology will gain any acceptance in any commercial markets or that demand will be sufficient to create a market large enough to produce any meaningful revenue or earnings. Our future success depends upon business customers adopting biometrics generally, and our solution specifically.

         BIOMETRIC TECHNOLOGY IS A NEW APPROACH TO INTERNET SECURITY WHICH MUST BE ACCEPTED IN ORDER FOR OUR WEB-KEY(TM) SOLUTION TO GENERATE ANY REVENUE.

         Our Web-key(TM) authentication initiative represents a new approach to Internet security which has not been adopted by any company which distributes goods, content or software applications over the Internet. The implementation of our WEB-Key(TM) solution requires the distribution and use of an optical reader and integration of database and server side software Although we believe our solution provides a higher level of security for information transmitted over the Internet than existing traditional methods, unless business and consumer markets embrace the use of an optical reader and believe the benefits of increased accuracy outweigh implementation costs, our solution will not gain market acceptance.

         OUR SOFTWARE MAY CONTAIN DEFECTS WHICH WILL MAKE IT MORE DIFFICULT FOR US TO ESTABLISH AND MAINTAIN CUSTOMERS.

         Although we have completed the development of our core technology, it has not been used by any business customer. Despite extensive testing during development, our software may contain undetected design faults and software errors, or "bugs" that are discovered only after it has been installed and used by customers. Any such default or error in new or existing software or applications could cause delays in delivering our technology or require design modifications. These could adversely affect our competitive position and cause us to lose potential customers or opportunities. Since our technology is intended to be utilized to secure physical and electronic access, the effect of any such bugs or delays will likely have a detrimental impact on us. In addition, given that biometric technology generally, and our technology specifically, has not gained any meaningful acceptance in the market, any delays would likely have a more detrimental impact on our business than if we were a more established company.

         WE HAVE NOT DEVELOPED ANY EFFECTIVE DISTRIBUTION CHANNELS FOR OUR TECHNOLOGY.

         We market our technology through licensing arrangements with:

                  * Original equipment manufacturers, systems integrators and application developers which develop and market products and applications which can then be sold to end users
                  * companies which distribute goods, services or software applications over the Internet
                  *        operators of private networks

         Our success will depend upon the ability of these manufacturers to effectively integrate and market reliable and affordable products which utilize our technology and upon commercial entities adopting biometric solutions. While we have commenced a significant marketing effort, we have not developed any effective distribution channels and may not have the resources or ability to sustain these efforts or generate any meaningful sales.

         IN ORDER TO GENERATE REVENUE, WE ARE DEPENDENT UPON INDEPENDENT ORIGINAL EQUIPMENT MANUFACTURERS, SYSTEMS INTEGRATORS AND APPLICATION DEVELOPERS WHICH WE DO NOT CONTROL.

         As a technology licensing company, we are dependent upon original equipment manufacturers, systems integrators and application developers to integrate our technology into products and technologies which they develop and sell. Licensing revenue from our technology is dependent upon the success of these third parties in developing and distributing products and applications which incorporate our technology. We have no control over these licensees and can not assure you that any of them will have the financial, marketing or technical resources to successfully develop and distribute products or applications acceptable to end users or generate any meaningful revenue for us. These third parties may also offer the products of our competitors to end users.

         WE FACE INTENSE COMPETITION AND MAY NOT HAVE THE FINANCIAL AND HUMAN RESOURCES NECESSARY TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGES WHICH MAY RESULT IN OUR TECHNOLOGY BECOMING OBSOLETE.

         The Internet, facility access control and information security markets are subject to rapid technological change and intense competition. We compete with both established biometric companies and a significant number of startup enterprises as well as providers of more traditional methods of access control. Most of our competitors have substantially greater financial and marketing resources than we do and may independently develop superior technologies which may result in our technology becoming less competitive or obsolete. We may not be able to keep pace with this change. If we are unable to develop new applications or enhance our existing technology in a timely manner in response to technological changes we will be unable to compete in our chosen markets. In addition, if one or more other biometric technologies such as voice, face, iris, hand geometry or blood vessel recognition is widely adopted, it would significantly reduce the potential market for our fingerprint identification technology.

         WE DEPEND ON OUR EXECUTIVE OFFICERS AND NEED ADDITIONAL MARKETING AND TECHNICAL PERSONNEL TO SUCCESSFULLY MARKET OUR TECHNOLOGY. WE CAN NOT ASSURE YOU THAT WE WILL BE ABLE TO RETAIN OR ATTRACT SUCH PERSONS.

         A loss of one or more of our current officers could severely and negatively impact our operations. We have employment contracts with Jeffry R. Brown, our Chief Executive Officer, H. Donald Rosacker, II, our President, and Mira LaCous, our Vice President of Technology. Although these employment contracts do not prevent such persons from resigning, they do contain non-compete clauses which are intended to prevent these persons from working for a competitor within one year after leaving our Company. During the past 18 months we have also retained additional employees with expertise in developing, marketing and selling software solutions. In order to successfully market our technology, we will need to retain additional technology and marketing personnel. The market for such persons remains highly competitive and our limited financial resources will make it more difficult for us to recruit and retain qualified persons.

         WE CAN NOT ASSURE YOU THAT THE LIMITED INTELLECTUAL PROPERTY PROTECTION FOR OUR CORE TECHNOLOGY PROVIDES A MEANINGFUL COMPETITIVE ADVANTAGE OR BARRIER TO ENTRY AGAINST OUR COMPETITORS.

         Our success and ability to compete is dependent in part upon proprietary rights to our technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets and technical measures to protect our propriety rights. We have filed a patent application relating to both the optic technology and biometrics solution components of our technology wherein several claims have been allowed. More recently, we filed a patent application with respect to our VST(TM) (Vector Segment Technology), the core algorithm of our biometric identification solution. We can not assure you that any additional patents will be issued, or that, if issued, that we will have the resources to protect any patent from infringement. Although we believe our technology does not currently infringe upon patents held by others, we can not assume you that such infringements do not exist or will not exist in the future, particularly as the number of products and competitors in the biometric industry segment grows.

                        RISKS RELATED TO OUR COMMON STOCK

         WE HAVE ISSUED A SUBSTANTIAL NUMBER OF SECURITIES CONVERTIBLE INTO SHARES OF OUR COMMON STOCK WHICH WILL RESULT IN SUBSTANTIAL DILUTION TO THE OWNERSHIP INTERESTS OF OUR EXISTING SHAREHOLDERS.

         As of December 31, 2001, 18,183,427 shares of our common stock were reserved for issuance upon exercise or conversion of the following securities:

                  * 9,023,278 upon exercise of outstanding stock options and warrants.
                  *        809,951 shares upon exercise of options available for
                           future grant under our existing option plans.
                  *        1,333,333 shares upon conversion of our non interest
                           convertible debenture due September 30, 2003.
                  *        5,457,226 shares upon conversion of our secured
                           convertible note due September 30, 2003.
                  *        2,857,333 shares or more upon conversion of our
                           outstanding shares of Series B Convertible Preferred Stock. In the event of a decline in the market price of our common stock we would be required to issue an indeterminate number of additional shares upon conversion of these preferred shares.
                  * 421,333 or more shares upon conversion of our 5% convertible debenture due September 30, 2003. In the event of a decline in the market price of our common stock we would be required to issue an indeterminate number of additional shares upon conversion of this debenture.

         The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing shareholders. We have filed a registration statement covering the public sale of 16,484,765 of these shares. In addition, the Shaar Fund has agreed to provide an additional $1,080,000 through August, 2002 in incremental monthly advances so long as certain conditions are satisfied. In the event that advances are made, additional secured convertible notes will be issued which will further dilute the ownership interest of our existing shareholders.

         THE TRADING PRICE OF OUR COMMON STOCK AND OUR ABILITY TO RAISE ADDITIONAL FINANCING MAY BE ADVERSELY EFFECTED BY THE INFLUX INTO THE MARKET OF A SUBSTANTIAL NUMBER OF SHARES.

         We filed a registration statement covering the public sale of 16,484,765 or more shares of our common stock. This significant increase in the number of shares available for public sale may have a negative impact on the trading price of our shares. The Shaar Fund's obligation to provide $1,080,000 in incremental monthly advances through August, 2002 is conditioned upon the average trading price of our common stock exceeding $1.00 per share during the month preceding the advance. To the extent that this influx of shares into the public market or other factors reduce the trading price of our common stock to below $1.00, the Shaar Fund would have no obligation to provide this financing and our ability to raise this necessary financing would be significantly impaired. In the event that advances are made, additional secured convertible notes will be issued. We have agreed to register the public resale of the shares issuable upon conversion of any notes issued which will further increase the number of share available for public sale.

         APPLICABLE SEC RULES GOVERNING THE TRADING OF "PENNY STOCKS" LIMITS THE TRADING AND LIQUIDITY OF OUR COMMON STOCK.

         Our common stock currently trades on the OTC Bulletin Board. Since our common stock continues to trade below $5.00 per share, our common stock is considered a "penny stock" and is subject to SEC rules and regulations which impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

         WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

         We have never declared or paid a dividend on our common stock. We intend to retain earnings, if any, for use in the operation and expansion of our business and, therefore, do not anticipate paying any dividends in the foreseeable future.

         THE TRADING PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

         The trading price of our shares has from time to time fluctuated widely and in the future may be subject to similar fluctuations. The trading price may be affected by a number of factors including the risk factors set forth in this Report as well as our operating results, financial condition, announcements of innovations or new products by us or our competitors, general conditions in the biometrics and access control industries, and other events or factors. Although we believe that approximately 15 registered broker dealers currently make a market in our common stock, we can not assure you that any of these firms will continue to serve as market makers or have the financial capability to stabilize or support our common stock. A reduction in the number of market makers or the financial capability of any of these market makers could also result in a decrease in the trading volume of and price of our shares. In recent years broad stock market indices, in general, and the securities of technology companies, in particular, have experienced substantial price fluctuations. Such broad market fluctuations may adversely affect the future-trading price of our common stock.

         MINNESOTA ANTI-TAKEOVER LAW AND CERTAIN PROVISIONS OF OUR ARTICLES OF INCORPORATION MAY DISCOURAGE ATTEMPTS TO EFFECT A CHANGE IN CONTROL OF OUR COMPANY, WHICH MAY ADVERSELY AFFECT THE VALUE OF OUR COMMON STOCK.

         We are governed by the provisions of Section 302A.673 of the Minnesota Business Corporation Act ("MBCA"). In general, the law prohibits a public Minnesota corporation from engaging in a "business combination" (with an "interested shareholder") for a period of four years after the date of the transaction in which the person became an interested shareholder, unless the business combination is approved in a prescribed manner. "Business Combination" includes mergers, share exchanges, asset sales, plan or proposal of liquidation or dissolution, recapitalization, issuance and transfers of shares in excess of 5% or more of the Company's shares. "Interested Shareholder" means any person who owns directly or indirectly 10% or more of a public corporation's outstanding voting stock or an affiliate or associate of a public corporation which owns, or within four years did own, 10% or more of the public corporation's outstanding voting stock. These provisions regarding certain business combinations under the MBCA could have the effect of delaying, deferring, or preventing a change in control of the company or the removal of existing management. We have no control over, and therefore cannot predict, what effect these impediments to the ability of third parties to acquire control of us might have on the market price of our common stock. In addition, we are authorized to 5,000,000 shares of preferred stock which may be issued by our Board of Directors on such terms and with such rights, preferences and designations as the Board may determine. Depending upon the rights, preferences and designations assigned to it, issuance of shares of preferred stock could delay, deter or prevent a change in control of our company to the detriment of our shareholders.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company does not own any real estate. The Company conducts its operations from leased premises in Eagan, Minnesota. The Company leases approximately 6,000 square feet of space at 1285 Corporate Center Drive, Suite No. 175 under a five-year lease, which terminates on August 31, 2004 and currently provides for monthly rent of $3,325 which increases ratably over the term of the lease to $3,610. The Company believes that its current facility is adequate for the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceeding nor is it aware of any proceeding contemplated by any governmental authority involving the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 27, 2002, the Company conducted a special meeting of shareholders to consider two (2) proposals. Proposal number one requested approval of an amendment to the Company's Amended and Restated Articles of Incorporation to increase the number of shares of common stock the Company is authorized to issue from 20,000,000 to 60,000,000. This proposal was approved by the affirmative vote of 7,769,593 shares of common stock with 109,873 shares voting against and 12,200 abstaining. There were 2,291,562 broker non-votes. Proposal number two requested approval of an amendment to the Company's Amended and Restated Articles of Incorporation to change the Company's name from SAC Technologies, Inc. to BIO-key International, Inc. This proposal was approved by the affirmative vote of 10,176,209 shares of common stock with 1,019 shares voting against and 6,000 shares abstaining. There were no broker non-votes.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock currently trades on the OTC Bulletin Board under the symbol "BKYI". The following table sets forth the range of high and low bid prices per share of the Company's common stock for each of the calendar quarters identified below as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

          2001:                                      HIGH        LOW
          ----                                       ----        ---

         Quarter ended December 31, 2001             $1.07       $.15
         Quarter ended September 30, 2001              .25        .13
         Quarter ended June 30, 2001                   .4375      .18
         Quarter ended March 31, 2001                  .4375      .2656

         2000:                                       HIGH        LOW
         ----                                        ----        ---

         Quarter ended December 31, 2000             $1.0625     $.2656
         Quarter ended September 30, 2000             1.0469      .50
         Quarter ended June 30, 2000                  1.0625      .375
         Quarter ended March 31, 2000                 1.375       .8125

         The last price of the Company's common stock as reported on the OTC Bulletin Board on March 20, 2002 was $.79 per share.

HOLDERS

         As of March 19, 2001 the number of stockholders of record of the Company's common stock was 150. Based on broker inquiry conducted in connection with the distribution of proxy solicitation materials in connection with the Company's special meeting of shareholders in 2002, the Company believes that there are approximately 1,900 beneficial owners of its common stock.

DIVIDENDS

         The Company has not paid any cash dividends to date, and has no intention of paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of the Company's Board of Directors and to certain limitations imposed under the Minnesota Business Corporation Act. The timing, amount and form of dividends, if any, will depend on, among other things, the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Company's Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES.

         1. On November 22, 2001, the Company issued options and warrants to purchase an aggregate of 500,000 shares of common stock at an exercise price of $.3832 per share to certain consultants, including Benjamin Netanyahu, the former Prime Minister of Israel, in consideration of services rendered to the Company, 276,000 of which were issued under the Company's 1996 Option Plan. Under the terms of its agreement with the consultants the Company is obligated to pay additional fees to them based on sales generated as a result of their efforts. At Mr. Netanyahu's option, these fees are convertible into up to 575,000 shares of common stock at a conversion price of $.3832 provided that such issuance does not cause Mr. Netanyahu to beneficially own in excess of 4.99% of the Company's outstanding common stock. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

         2. On November 26, 2001, the Company issued a 5% convertible debenture in the principal amount $539,625, a non-interest convertible debenture in the principal amount of $1,000,000, a secured convertible in the principal of $4,092,920, 21,430 shares of Series B Convertible B Preferred Stock and warrants to purchase 4,000,000 shares of common stock to The Shaar Fund Ltd. in consideration of the conversion of $3,567,546 of outstanding indebtedness, conversion of 18,449 shares of Series A Convertible Stock together with all accrued dividends and interest due thereon, and gross cash proceeds of $1,065,000. These securities were issued to one (1) accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

         3. Between November 27, 2001 and February 6, 2002, the Company issued an aggregate of 623,050 shares of common stock to The Shaar Fund Ltd. upon conversion of $323,626 principal amount and $175 of accrued interest due under the Company's 5% Convertible Debenture due September 30, 2003. These securities were issued to one (1) accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

         4. On December 1, 2001, the Company issued warrants to purchase 27,000 shares of common stock at an exercise price of $1.00 per share to a government relations consultant in consideration of services rendered to the Company. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

         5. On March 20, 2002, the Company issued warrants to purchase 168,000 and 25,000 shares of common stock at exercise prices of $1.00 and $1.20 per share, respectively, in settlement of a dispute with a former consultant of the Company. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

         This Management's Discussion and Analysis and Plan of Operation and other parts of this Report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the Section captioned "RISK FACTORS" in Item 1 and elsewhere in this Report. The following should be read in conjunction with the audited financial statements of the Company included elsewhere herein.

OVERVIEW

         Historically, the Company's goal was to develop automated fingerprint identification products which were portable, easily integrated with existing applications and affordable for mass commercialization and distribution through Original Equipment Manufacturers ("OEM"s), distributors and to a lesser degree, system integrators in the computer network, general access control and other markets. This included the development of the SACcat and sixth generation IDME readers. During 1998 and 1999, the evolution of the Company's technology allowed it to shift from providing biometric hardware to developing and licensing biometric identification IT security and identity theft solution software.

         These solutions are built around the advanced capabilities of the Company's proprietary patent pending VST(TM) (Vector Segment Technology(TM)) algorithm. The Company has pioneered the development of high performance one-against-many, automated, finger identification technology that can be used without the aide of non-automated methods of identification such as a personal identification (PIN), password, token, smart card, ID card, credit card, passport, drivers license or other form of possession based or knowledge based identification. This advanced BIO-key(TM) identification technology improves both the accuracy and speed of finger-based biometrics and is the only finger identification algorithm that has been certified by the International Computer Security Association (ICSA).

         Over the past two years, recognizing the growth in electronic commerce, private networks and related security concerns, the Company has actively positioned its technology for the licensing of a Web based biometric authentication software solution to e-commerce and other companies conducting business over the Internet. This integrated solution involves the licensing of client and server based software to provide for reliable and cost effective user authentication in connection with the processing of e-commerce transactions or securing access to private networks.

         The Company has completed the development of its core technology, has commenced the marketing of its technology and expects to generate revenue from licensing arrangements during 2002. A more complete description of the Company's plan of operation is set forth in "ITEM 1. "DESCRIPTION OF BUSINESS" which is incorporated in its entirety herein by this reference.

         Although the Company has developed significant identification technology, it has not gained any meaningful commercial acceptance and the Company has only generated minimal revenue since inception. The Company did not generate any revenue during 2000 or 2001. The Company's business model, particularly the Web authentication initiative, represents a novel approach to Internet and network security which as of the date of this Report has not been adopted by any company conducting business over the Internet. Although recent security concerns relating to the identification of individuals has increased interest in biometrics generally, there can be no assurance that there will be a demand for such a solution or that the Company will have the financial or other resources necessary to successfully market such a software solution.

   The Company believes its existing financial resources will only last through August 2002. See "Liquidity and Capital Resources" below. Due to this and other uncertainties, the Company's independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2001 as to the substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability and growth will depend upon the successful commercialization of its technologies and its ability to obtain adequate financing, among other matters, as to which there can be no assurances.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO YEAR ENDED DECEMBER 31, 2000:

REVENUES

         The Company had no revenue during 2001 or 2000. This was due to the Company's decision to deploy substantially all human and capital resources to executing its new business plan targeted at licensing biometric identification IT security and identity theft solution software for Internet, intranet and electronic commerce applications. As a result, the Company's limited resources were used to refine its technology to develop the applications needed to execute against this plan.

COSTS AND OTHER EXPENSES

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased $534,402 to $1,318,465 during 2001 as compared to $1,852,867 in 2000. Of the decrease, approximately $117,869 related to a decrease in costs for administrative personnel, approximately $301,126 related to a decrease in costs associated with the services of an administrative consultant, approximately $256,212 related to a decrease in outside professional service charges, approximately $58,909 related to a decrease in general operating costs, and approximately $94,500 related to a decrease in the non-cash accrual of penalties incurred for failing to file a registration statement covering the public sale of common shares issuable upon conversion of the Company's Series A Convertible Preferred Stock. These amounts were offset by an increase of approximately $294,214 in sales and marketing costs associated with the implementation of the Company's revised business plan. The Company expects marketing expenses to increase as it continues to focus on generating revenue.

         Research and Development. Research, development and engineering expenses decreased $188,308 to $947,932 in 2001 as compared to $1,136,240 in 2000. Of the decrease, approximately $137,500 was due to a decrease in personnel costs and approximately $102,315 was due to a decrease in general operation expenses. These amounts were offset by an increase of approximately $51,507 for services of outside programming sub-contractors.

         Interest Expense. Interest expense increased $176,286 to $317,627 in 2001 as compared to $141,341 in 2000. The increase was due to an increase in interest accrued on additional short term indebtedness of approximately $1,370,000.

NET OPERATING LOSS CARRYFORWARDS

         As of December 31, 2001, the Company has federal net operating loss carryforwards of approximately $18,155,000. The carryforwards expire between 2008 and 2021. Such net operating carryforwards may be limited in the future in the event of a change in ownership of the Company as defined in the Internal Revenue Code.

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

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased $298,599 to $1,852,867 during 2000 as compared to $2,151,466 in 1999. Of the decrease, approximately $341,000 related to a decrease in costs for selling and administrative personnel, approximately $360,000 related to a decrease in marketing expenses, approximately $235,000 related to a decrease in outside professional service charges, and approximately $194,000 related to a decrease in general operating costs. These amounts were offset by an increase in the non-cash accrual of penalties incurred for failing to file a registration statement for the Company's Series A Convertible Preferred Stock of approximately $498,000 and approximately $369,000 for costs associated with the services of an administrative consultant, approximately $200,000 of which consisted of non cash accrual of the fair value of options issued in consideration of such services.

         Research and Development. Research, development and engineering expenses increased $279,553 to $1,136,245 in 2000 as compared to $856,692 in 1999. Of the increase, approximately $70,000 was due to an increase in personnel costs, approximately $170,000 was due to an increase in costs associated with the services of outside programming sub-contractors and the balance was due to general operation expenses associated with increased development activity.

         Additional Income. The Company did not generate any additional income in 2000 as compared to $208,621 in 1999. Of the decrease, approximately, $190,000 represented proceeds from the sale of the Company's interest in Inter-con P/C, Inc. in 1999 with no comparable transaction in 2000.

         Interest Expense. Interest Expense decreased $192,856 to $141,341 in 2000 as compared to $334,197 in 1999. Of the decrease, approximately $205,000 related to a decrease in the amortization of the fair market value of warrants issued in financing transactions in 2000 as compared to 1999, $44,000 related to a reduction in interest charges associated with a lower principal balance on the convertible debenture as a result of conversions of such debenture during 1999 and 2000. These amounts were offset by a $57,000 increase in interest accrued on short term indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities during 2001 was $1,925,725, and was principally due to operating losses. The operating losses were primarily funded by cash on hand at December 31, 2000 and proceeds from the sale of Company securities and unsecured short term financing.

         Net cash provided by financing activities in 2001 was $2,394,500, which consisted of the issuance of $1,370,000 principal amount of short term notes to The Shaar Fund Ltd. (the "Fund") between January and November 2001 and $1,024,500 realized from a recapitalization transaction with the Fund on November 26, 2001.

         Pursuant to the recapitalization transaction, the Company obtained $1,065,000 of additional financing through the issuance of a secured convertible promissory note (the "Secured Note"). All existing promissory notes payable to the Fund together with all accrued and unpaid interest due thereon ($3,027,920) were cancelled and converted into the Secured Note. The Secured Note is due September 30, 2003, is secured by substantially all of the Company's assets, including its intellectual property, accrues interest at the rate of 10% per annum payable quarterly in arrears commencing September 30, 2002, may be prepaid without penalty and is convertible into shares of common stock at a conversion price of $.75 per share. The security interest terminates upon the Company obtaining $5,000,000 of additional equity financing. In this transaction, the Company received net cash proceeds of $1,024,500 after giving effect to offering costs of $40,500.

         The Fund has agreed to provide up to $1,080,000 of additional financing in incremental monthly installments during the six month period commencing March 1, 2002. Any such funding will be provided pursuant to a secured promissory note on the terms described above. The Fund's obligation to provide this financing is conditioned upon:

         * The Company being in compliance with all material obligations under the November 26, 2001 funding agreement between the parties, the Secured Note and debentures issued to the Fund pursuant thereto, and the other agreements between the parties.

         * The continued truth and accuracy of the representations and warranties of the Company set forth in the funding agreement.

         * The average closing bid price of the Company's common stock during the calendar month preceding the advance exceeding $1.00 per share.

Provided the forgoing conditions are satisfied, funds are advanced upon ten (10) business days written notice from the Company which notice shall be delivered not earlier than the first business day of the month of the requested advance. On or about March 15, 2002, the Company requested and received an advance in the amount of $180,000. After the final advance has been made, the Company has agreed to file a registration statement covering the public resale of the shares of common stock issuable upon conversion of the secured promissory notes issued against each advance.

         Working capital increased $3,761,382 during 2001 to a surplus of $392,533 on December 31, 2001 as compared to a deficit of $3,368,849 on December 31, 2000. This increase is principally due to an increase in cash of approximately $466,000 (primarily from new borrowings less cash used in operations of approximately $1,926,000), a decrease in short-term obligations of approximately $1,999,000 (primarily due to the effects of the recapitalization transaction), a decrease in accounts payable and accrued liabilities of approximately $1,121,000 (primarily due to the effects of the recapitalization transaction), and an increase in prepaid expenses of approximately $185,000.

         Since January 7, 1993 (date of inception), the Company's capital needs have been principally met through proceeds from the sale of equity and debt securities.

         The Company does not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

         As of the date of this Report the Company has minimal cash resources and is in need of substantial additional capital to maintain operations beyond August 2002. Management is seeking to obtain additional financing through the issuance of additional debt or equity securities of the Company on a negotiated private placement basis to institutional and accredited investors. As of the date of this Report, the Company has not reached any definitive agreement with any potential investor regarding the specific terms of an investment in the Company. No assurance can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained to meet its needs, or that such financing would not be dilutive to existing stockholders. Management believes it will need $5,000,000 to $7,000,000 to execute its business plan and support operations through 2003.


ITEM 7. FINANCIAL STATEMENTS

         See Financial Statements beginning on page F-1.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following sets forth certain information about each director and executive officer of the Company.

--------------------------------------------------------------------------------
         NAME             AGE                  POSITIONS HELD
         ----             ---                  --------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Jeffry R. Brown           53     Chief Executive Office and Chairman of the
                                 Board of Directors
--------------------------------------------------------------------------------
H. Donald Rosacker, II    40     President, Director
--------------------------------------------------------------------------------
Gary E. Wendt             60     Chief Financial Officer, Secretary and Director
--------------------------------------------------------------------------------
Jeffrey J. May            41     Director
--------------------------------------------------------------------------------
Mira K. LaCous            40     Vice President of Technology
--------------------------------------------------------------------------------


         The following is a brief summary of the business experience of each of the above-named individuals:

         JEFFRY R. BROWN has served as Director of the Company since September 1999, as President of the Company from November 13, 2000 to July 1, 2001 and as Chief Executive Officer since July 1, 2001. Between 1999 and July 2000, Mr. Brown served as managing director for Chancellor Media Group, a division of AmFm Media. From 1995 to 1999, Mr. Brown served as a marketing, promotion and sponsorship consultant for such clients as Signature Sports, Born Information Services and the JC Penney Company. As Senior Vice President Business Development for Gage Marketing Group, LLC between 1992 and 1995, Mr. Brown represented clients such as Proctor and Gamble, Paramount, RJ Reynolds, and Frito Lay.

         H. DONALD ROSACKER, II has served as the President and a Director of the Company since August 1, 2001. Mr. Rosacker has primary responsibility for the operations, sales and marketing functions of the Company. Between 1994 and 2000, Mr. Rosacker served as the President and Chief Executive Officer of Tekmerchant.com/FlowersandGifts.com, a Minneapolis, Minnesota based e-commerce company, where he managed the restructure of that company from a business-to-consumer Internet company to a business-to-business technology development company. Between 1992 and 1994, Mr. Rosacker served as President of Mantech Corporation, a Minneapolis, Minnesota based software developer where he managed the launch of advanced technology applications for the manufacturing industry. Mr. Rosacker has in excess of 15 years of financial and marketing management experience in start-up and emerging growth companies. Mr. Rosacker earned a Bachelors degree in Computer Science from the University of Minnesota in 1983.

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

         JEFFREY J. MAY has served as a Director of the Company since October 29, 2001. Since 1997, Mr. May has served as the President of Gideons Point Capital, a Tonka Bay Minnesota based financial consulting firm and angel investor focusing on assisting and investing in start-up technology companies. In 1983, Mr. May co-founded Advantek, Inc., a manufacturer of equipment and materials which facilitate the automatic handling of semi-conductors and other electrical components which was sold in 1993. Mr. May continued to serve as a director and Vice-President of Operations of Advantek until 1997, at which time it had over 600 employees and sales in excess of $100 million. Mr. May earned a Bachelor of Science degree in Electrical Engineering from the University of Minnesota in 1983.

         MIRA K. LACOUS has served as Vice President of Technology and Development of the Company since May 15, 2000. On November 20, 2001, Ms. LaCous was appointed to serve as an executive officer of the Company. Ms. LaCous has primary responsibility for all engineering and software development functions of the Company. Ms. LaCous has over 15 years computer software design experience in the areas of Voice Automation, Commercial Building Control, Information Scanning and Internet Systems, and Internet Security Training. From 1997 until joining the Company, she was employed by National Computer Systems, Inc. as Director Software Development. Between 1997 and March 2000, Ms. LaCous acted as an independent consultant serving such clients as TEL-line Systems and Security Analysts. From 1989 to 1997 Ms. LaCous served as a Senior Project Manager with The Trane Company. Ms. LaCous earned a Bachelors degree in Computer Science for North Dakota State University.

DIRECTORS' TERMS OF OFFICE

         Gary Wendt was elected as a director at the Company's 1998 Annual Meeting of Shareholders to hold office for a term of one (1) year until his successor is duly elected and qualified. Jeffry R. Brown, H. Donald Rosacker, II and Jeffrey J. May were appointed by the Board of Directors to fill vacancies created by the resignations or death of directors and to serve until the next annual meeting of shareholders until their successors are duly elected and qualified.

BOARD OF DIRECTORS

         All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

ADVISOR TO BOARD OF DIRECTORS

         On November 22, 2001, the Company retained Benjamin Netanyahu, the former Prime Minister of Israel, to serve as a senior strategy advisor to the Board of Directors for a term of ten (10) months. During the term, Mr. Netanyahu is prohibited from consulting with other companies in the biometric identification market.

DIRECTORS COMPENSATION

         Directors who are also officers of the Company receive no additional compensation for serving on the Board of Directors, other than reimbursement of reasonable expenses incurred in attending meetings. The Company's 1996 stock incentive plan provides for the grant of options to purchase 50,000 shares of common stock to each non-employee director upon first being elected or appointed to the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the U.S. Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors and persons who own more than ten percent (10%) of the Company's Common Stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Such officers, directors and ten percent (10%) stockholders are also required by applicable SEC rules to furnish the Company with copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on its review of the copies of such forms received by it, or written representations from such persons that no other reports were required for such persons, the Company believes that during the fiscal year ended December 31, 2001, all
Section 16(a) filing requirements applicable to the Company's officers, directors and ten percent (10%) stockholders were satisfied in a timely fashion except that Mira LaCous did not timely file a Form 3 upon being appointed to serve as an executive officer of the Company.

ITEM 10. EXECUTIVE COMPENSATION

                  The following table provides certain summary information concerning compensation paid to or accrued by the Company's Chief Executive Officer, and all other executive officers of the Company during the fiscal years ended December 31, 1999, 2000 and 2001:

                           SUMMARY COMPENSATION TABLE


NAME AND PRINCIPAL             FISCAL                           SECURITIES UNDERLYING
POSITION                        YEAR     SALARY($)   BONUS($)        OPTIONS(#)
------------------              ----     ---------   --------        ----------
Jeffry R. Brown, (1)            2001      144,000          --          400,000
     Chief Executive            2000       18,000          --          580,000
     Officer

H. Donald Rosacker, II, (2)     2001       45,400          --          400,000
     President

Gary E. Wendt,                  2001       92,427          --               --
     Chief Financial Officer    2000       89,039          --               --
                                1999      100,274          --           97,000

Mira LaCous, (3)                2001       99,984                      340,000
     Vice President of          2000       61,657      15,000          100,000
     Technology and
     Development

Barry M. Wendt, (4)             2001      119,463          --               --
     Former Chief               2000      112,926          --               --
     Executive Officer          1999      128,440          --               --


(1) Mr. Brown served as President of the Company from November 13, 2000 until July 1, 2001. Mr. Brown has served as the Chief Executive Officer of the Company since July 1, 2001.
(2)      Mr. Rosaker has served as President of the Company since August 1,
         2001.
(3) Ms. LaCous has served as Vice President of Technology and Development of the Company since May 15, 2000
(4) Barry M. Wendt resigned as Chief Executive Officer of the Company on July 1, 2001 and as Chairman of the Board of Directors on December 8, 2001. Includes $63,000 paid pursuant to a consulting agreement which terminated January 31, 2002.

                  OPTION GRANTS IN YEAR ENDED DECEMBER 31, 2001
                               (Individual Grants)

         The following table sets forth for the named executive officer information regarding stock options granted to such officer during the 2001 fiscal year.

        ============================================================================================
                                               INDIVIDUAL GRANTS
        --------------------------------------------------------------------------------------------

                                                  % OF TOTAL
                                                     OPTIONS
                                                   GRANTED TO      EXERCISE OR
                                    OPTIONS       EMPLOYEES IN      BASE PRICE      EXPIRATION
                  NAME            GRANTED (#)      FISCAL YEAR        ($/Sh)           DATE
        --------------------------------------------------------------------------------------------
        Jeffry R. Brown           400,000(1)          31.25              .20      June 30, 2008
        --------------------------------------------------------------------------------------------

        H. Donald Rosacker, II    400,000(2)          31.25              .20      July 31, 2008
        --------------------------------------------------------------------------------------------

        Mira LaCous               340,000(3)          26.56              .46      November 19, 2008
        ============================================================================================


(1) Options to purchase 200,000 shares vested upon issuance with the remainder vesting in equal monthly installments over a one year period.

(2) Options to purchase 60,000 shares vested upon Mr. Rosacker completing 90 days of employment with the Company (the "Initial Vesting Date") with the remainder vesting in equal monthly installments over a three year period commencing on the Initial Vesting Date. Options to purchase 300,000 shares were issued under the Company's 1999 Stock Option Plan.

(3) Options to purchase 75,000 shares vested upon issuance with the remainder vesting in equal monthly installments over a three year period commencing on the date of grant. Options to purchase 200,000 shares were issued under the Company's 1999 Stock Option Plan.

                       AGGREGATED OPTION EXERCISES IN THE
                2001 FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE

         The following table sets forth for each named executive officer, information regarding stock options exercised by such officer during the 2001 fiscal year, together with the number and value of stock options held at 2001 fiscal year-end, each on an aggregated basis.

=======================================================================================================
                                           INDIVIDUAL GRANTS
-------------------------------------------------------------------------------------------------------

                                                                                        VALUE OF
                                                                NUMBER OF              UNEXERCISED
                                                               UNEXERCISED            IN-THE-MONEY
                               NUMBER OF                       OPTIONS AT           OPTIONS AT FISCAL
                                SHARES                       FISCAL YEAR-END            YEAR-END
                              ACQUIRED ON      VALUE           EXERCISABLE/           EXERCISABLE/
          NAME                 EXERCISE       REALIZED       UNEXERCISABLE(#)      UNEXERCISABLE($)(1)
-------------------------------------------------------------------------------------------------------
Jeffry R. Brown                   --             --          716,667/313,333        314,198/117,000
-------------------------------------------------------------------------------------------------------

Gary E. Wendt                     --             --          144,280/29,100             5,601/1,746
-------------------------------------------------------------------------------------------------------

H. Donald Rosacker, II            --             --           88,332/311,668         64,482/227,518
-------------------------------------------------------------------------------------------------------

Mira LaCous                       --             --          157,361/282,639         56,709/127,086
=======================================================================================================

(1) The last sales price of the Company's Common Stock as reported on the OTC Bulletin Board on December 31, 2001 was $.93.

EMPLOYMENT AGREEMENTS

         JEFFRY R. BROWN. On November 13, 2000, the Company entered into two-year (the "Initial Term") employment agreement with Jeffry R. Brown to serve as the President of the Company at an annual base salary of $144,000, and an annual bonus payable at the discretion of the Board of Directors. In recognition of the nearly full time attention Mr. Brown provided to the Company as a non employee director, the agreement also provided for a $24,000 signing bonus. The employment agreement will be renewed automatically for successive one year periods unless the Company provides written notice of non-renewal at least three months prior to the date employment would otherwise terminate. The employment agreement contains standard and customary confidentiality, non-solicitation and "work made for hire" provisions as well as a covenant not to compete which prohibits Mr. Brown from doing business with any current or prospective customer of the Company or engaging in a business competitive with that of the Company during the term of his employment and for the one year period thereafter.

         The agreement may be terminated by the Company at any time with or without cause. In the event of termination without cause, Mr. Brown shall continue to be paid his then current base salary for a period of nine months from the date of such termination; and if the termination occurs during the Initial Term, options to purchase the lesser of (A) one hundred fifty thousand and three (150,003) shares of common stock; and (B) the number of shares of common stock issuable upon the exercise of the remaining unvested options shall vest immediately upon termination. Mr. Brown may terminate the employment agreement if his current salary or benefits are reduced by more than 30%, in which event Mr. Brown will continue to be paid his then current base salary for a period of nine months from the date of such termination.

         H. DONALD ROSACKER. On August 1, 2001, the Company entered into a one year employment agreement with Mr. Rosacker to serve as the President of the Company at an annual base salary of $108,000 and a bonus of up to 50% of his base salary payable at the discretion of the Board of Directors. The agreement automatically renews for an additional one year term unless written notice of termination is received at least one month prior to the date it would otherwise terminate. The agreement contains standard and customary confidentiality, non-solicitation and "work made for hire" provisions as well as a covenant not to compete which prohibits Mr. Rosacker from doing business with any current or prospective customer of the Company or engaging in a business competitive with that of the Company during the term of his employment and for the one year period thereafter.

         The agreement may be terminated by the Company at any time with or without cause. In the event Mr. Rosacker is terminated without cause after completing nine months of employment with the Company, Mr. Rosacker shall continue to be paid his then current base salary for a period of nine months from the date of such termination. Mr. Rosacker may terminate the agreement if his current salary or benefits are reduced by more than 30%, in which event Mr. Rosacker shall continue to be paid his then current base salary for a period of two months from the date of such termination.

         GARY E. WENDT. On May 10, 1996, the Company entered into a five-year employment agreement with Gary E. Wendt to serve as the Chief Financial Officer of the Company. The employment agreement was renewed for a one year term and renews from year to year for consecutive one year terms unless written notice of termination is received at least six months prior to the end of the renewal term. The agreement provides for a base salary subject to an annual increase by the Board of Directors and a bonus payable at the discretion of the Board of Directors. Under the agreement, Mr. Wendt may be terminated only for "cause" as that term is defined in the employment agreement.

         The employment agreement contains standard and customary confidentiality, "work made for hire" and non-solicitation provisions and incorporates a Non-Competition Letter entered into in connection with his employment. The Non-Competition Letter prohibits Mr. Wendt from competing with the Company for a period of three years if the Company terminates employment for cause and a period of two years if Mr. Wendt voluntarily terminates employment. In the event of a termination without cause, or a "constructive termination", which is defined to include an adverse change in Mr. Wendt's status or position in the Company, a reduction of his base salary other than for austerity purposes, or breach by the Company of any of its other contractual obligations for other than austerity reasons, Mr. Wendt's non-competition obligations lapse and he will receive severance in an amount equal to his base salary for two years.

         MIRA LACOUS. On November 20, 2001, the Company entered into a one year employment agreement with Mira LaCous to serve as the Vice President of Technology and

Development of the Company at an annual base salary of $100,000 and a bonus of up to 50% of her base salary payable at the discretion of the Board of Directors. Ms. LaCous has been employed by the Company since May 15, 2000. The agreement automatically renews for an additional one year term unless written notice of termination is received at least one month prior to the date it would otherwise terminate. The agreement contains standard and customary confidentiality, non-solicitation and "work made for hire" provisions as well as a covenant not to compete which prohibits Ms. LaCous from doing business with any current or prospective customer of the Company or engaging in a business competitive with that of the Company during the term of her employment and for the one year period thereafter.

         The agreement may be terminated by the Company at any time with or without cause. In the event Ms. LaCous is terminated without cause after completing one year of employment with the Company, Ms. LaCous shall continue to be paid her then current base salary for a period of nine (9) months from the date of such termination. Ms. LaCous may terminate the agreement if her current salary or benefits are reduced by more than 30%, in which event Ms. LaCous shall continue to be paid her then current base salary for a period of two months from the date of such termination.

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

Options issued to executive officers outside of the Plans contain change in control provisions substantially similar to those contained in the 1999 Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The following table sets forth, as of March 20, 2002, information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than five percent (5%) of the Company's outstanding common stock. The following table also sets forth, as of such date, the beneficial ownership of the Company's common stock by all officers and directors, individually and as a group.

                                                  AMOUNT AND NATURE
                                                    OF BENEFICIAL       PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER                 OWNERSHIP(1)       OF CLASS(1)
------------------------------------                 ------------       -----------
Jeffry R. Brown                                      883,332(2)             6.5%
1285 Corporate Center Drive
Suite No. 175
Eagan, MN 55121

Gary E. Wendt                                        556,555(3)             4.3%
1285 Corporate Center Drive
Suite No. 175
Eagan, MN 55121

H. Donald Rosacker II                                123,886(4)             *
1285 Corporate Center Drive
Suite No. 175
Eagan, MN 55121

Jeffrey J. May                                        75,000(5)             *
1285 Corporate Center Drive
Suite No. 175
Eagan, MN 55121

Mira LaCous                                          219,166(6)             1.7%
1285 Corporate Center Drive
Suite No. 175
Eagan, MN 55121

Barry M. Wendt                                       960,800                7.6%
c/o SAC Technologies, Inc.
1285 Corporate Center Drive
Suite No. 175
Eagan, MN 55121

Richard T. Fiskum                                  1,237,500                9.8%
28690 660th Avenue
Litchfield, MN 55355

N. Deanne Wittig and Richfield Bank & Trust Co.,   1,237,500                9.8%
Co-Trustees under the Will dated October 23,
1998, The Qualified Property Marital Trust II
10264 Scarborough Circle
Bloomington, MN 55437

All officers and directors as a group              1,857,939               13.1%
(5) persons

---------------------
*Less than 1%

(1) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Securities Exchange Act of 1934 and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as, other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 12,685,209 shares of common stock outstanding as of March 20, 2002.

(2) Consists of shares issuable upon exercise of options. Does not include 146,668 shares issuable upon exercise of options subject to vesting.

(3) Includes 151,555 shares issuable upon exercise of options. Does not include 21,825 shares issuable upon exercise of options subject to vesting.

(4) Consists of shares issuable upon exercise of options. Does not include 276,114 shares issuable upon exercise of options subject to vesting.

(5) Consists of shares issuable upon exercise of options. Does not include 125,000 shares issuable upon exercise of options subject to vesting.

(6) Consists of shares issuable upon exercise of options. Does not include 220,834 shares issuable upon exercise of options subject to vesting.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EMPLOYMENT ARRANGEMENTS

         The Company has employment agreements with each of Jeffry R. Brown, H. Donald Rosacker II, Gary Wendt and Mira LaCous. See "EXECUTIVE COMPENSATION - EMPLOYMENT AGREEMENTS."

OPTIONS GRANTED TO EXECUTIVE OFFICERS AND DIRECTORS

         During 2000 and 2001, the Company granted non-qualified stock options to purchase an aggregate of 2,160,000 shares of common stock to its executive officers, 1,240,000 of which were issued under the Company's 1999 Stock Incentive Plan. During 2001, the Company issued options to purchase 200,000 shares of common stock to Jeffrey J. May upon his appointment as a director of the Company. All options were issued at exercise prices equal to the last sales price of the Company's common stock as reported on the OTC Bulletin Board on the date of grant, have terms of seven (7) years, and vest over a one to three year period.

SURRENDER OF OPTIONS

         On April 7, 2000 Barry M. Wendt surrendered options to purchase 218,920 shares of Common Stock and Benedict A. Wittig surrendered options to purchase 188,690 shares of Common Stock. Upon surrender, these options were cancelled by the Company.

CONSULTING AGREEMENT WITH BARRY WENDT

         In connection with Barry Wendt's resignation as the Chief Executive Officer of the Company on July 1, 2001, the Company and Barry Wendt entered into a consulting agreement pursuant to which Mr. Wendt served as a technology advisor to the Company until January 31, 2002. Under the Consulting Agreement, the Company paid consulting fees of $63,000 to Barry Wendt and reimbursed him for out-of-pocket expenses.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Report. Portions of Item 13 are submitted as separate sections of this Report:

                  (1)      Financial statements filed as part of this Report:

                           Report of Independent Certified Public Accountants

                           Balance Sheets at December 31, 2000 and 2001

                           Statement of Operations - Years ended December 31, 1999, 2000 and 2001 and January 7, 1993 (date of inception) through December 31, 2001

                           Statement of Shareholders' Deficit - Years ended December 31, 1999, 2000 and 2001 and January 7, 1993
                           (date of inception) through December 31, 2001

                           Statements of Cash Flows - Years ended December 31, 1999, 2000 and 2001 and January 7, 1993 (date of inception) through December 31, 2001

                           Notes to Financial Statements - December 31, 1999, 2000 and 2001

                  (2)      The following exhibits are filed as part of this
                           Report:


-------------------- -------------------------------------------- -----------------------------------------------
    Exhibit No.                        Exhibit                                   Method of Filing
-------------------- -------------------------------------------- -----------------------------------------------
        3.1          Amended and Restated Articles of             Incorporated by reference to Exhibit 3.1 to
                     Incorporation                                the Registrant's Registration Statement on
                                                                  SB-2, File No. 333-16451 filed February 14,
                                                                  1997 (the "Registration Statement")
-------------------- -------------------------------------------- -----------------------------------------------
        3.2          Amended and Restated Bylaws                  Incorporated by reference to Exhibit 3.2 to
                                                                  the Registration Statement
-------------------- -------------------------------------------- -----------------------------------------------
        3.3          Certificate of Amendment to Amended and      Incorporated by reference to Exhibit 3.3 to
                     Restated Articles of Incorporation           the Registrant's Report on Form 10-QSB for
                                                                  the quarter ended March 31, 1999
-------------------- -------------------------------------------- -----------------------------------------------
        3.4          Certificate of Designation of Series A 9%    Incorporated by reference to Exhibit 3.4 to
                     Convertible Preferred Stock                  the Registrant's Current Report on Form 8-K
                                                                  dated July 8, 1999
-------------------- -------------------------------------------- -----------------------------------------------
        3.5          Amended and Restated Certificate of          Incorporated by reference to Exhibit 3.5 to
                     Designation of Series A 9% Convertible       the Registrant's Annual Report on Form 10-KSB
                     Preferred Stock                              for the fiscal year ended December 31, 1999
                                                                  (the "1999 10-KSB")
-------------------- -------------------------------------------- -----------------------------------------------
        3.6          Certificate of Designation of Series B 9%    Incorporated by reference to Exhibit 3.6 to
                     Convertible Preferred Stock                  the Registrants Current Report on Form 8-K
                                                                  dated November 26, 2001 (the "November 20,
                                                                  2001 8-K")
-------------------- -------------------------------------------- -----------------------------------------------
        3.7          Amendment to the Amended and Restated        Incorporated by reference to Exhibit 3.7 to
                     Articles of Incorporation filed February     the Registrant's Registration Statement on
                     28, 2002                                     Form SB-2 filed March 27, 2002
-------------------- -------------------------------------------- -----------------------------------------------
        4.1          Specimen of Common Stock Certificate         Incorporated by reference to Exhibit 4.1 to
                                                                  the Registration Statement
-------------------- -------------------------------------------- -----------------------------------------------
        5.1          Opinion on Legality                          To be filed by Amendment
-------------------- -------------------------------------------- -----------------------------------------------
       10.1          SAC Technologies, Inc. 1996 Stock Option     Incorporated by reference to Exhibit 10.1 to
                     Plan                                         the Registration Statement
-------------------- -------------------------------------------- -----------------------------------------------
       10.2          Employment Agreement by and between Gary     Incorporated by reference to Exhibit 10.5 to
                     E. Wendt and the Company dated as of May     the Registration Statement
                     10, 1996 (with Non-Competition Letter
                     effective May 10, 1996 Attached as
                     Exhibit A)
-------------------- -------------------------------------------- -----------------------------------------------
       10.3          Amendment No. 1 to the SAC Technologies,     Incorporated by reference to Exhibit 10.23 to
                     Inc. 1996 Stock Option Plan                  the 1999 10-KSB
-------------------- -------------------------------------------- -----------------------------------------------
       10.4          SAC Technologies, Inc. 1999 Stock Option     Incorporated by reference to Exhibit 10.24 to
                     Plan                                         the 1999 10-KSB
-------------------- -------------------------------------------- -----------------------------------------------
       10.5          Employment Agreement dated November 3,       Incorporated by reference to Exhibit 10.25 to
                     2000 by and between the Registrant and       the Registrant's Quarterly Report on Form
                     Jeffry R. Brown                              10-QSB for quarter ended September 30, 2000
                                                                  (the "September 30, 2000 10-QSB")
-------------------- -------------------------------------------- -----------------------------------------------

-------------------- -------------------------------------------- -----------------------------------------------
       10.6          Option to Purchase 280,000 shares of         Incorporated by reference to Exhibit 10.26 to
                     Common Stock issued to Jeffry R. Brown       the September 30, 2000 10-QSB
-------------------- -------------------------------------------- -----------------------------------------------
       10.7          Non-Qualified Stock Option Agreement Under   Incorporated by reference to Exhibit 10.27 to
                     the Registrant's 1999 Stock Option Plan to   the September 30, 2000 10-QSB
                     purchase 300,000 shares of Common Stock
                     issued to Jeffry Brown
-------------------- -------------------------------------------- -----------------------------------------------
       10.8          Consulting Agreement dated July 1, 2001 by   Incorporated by reference to Exhibit 10.28 to
                     and between the Registrant and Barry M.      the June 30, 2001 10-QSB
                     Wendt
-------------------- -------------------------------------------- -----------------------------------------------
       10.9          Option to purchase 400,000 shares of         Incorporated by reference to Exhibit 10.29 to
                     common stock issued to Jeffrey R. Brown      the June 30, 2001 10-QSB
-------------------- -------------------------------------------- -----------------------------------------------
       10.10         Employment Agreement dated August 1, 2001    Incorporated by reference to Exhibit 10.30 to
                     by and between the Registrant and H.         the June 30, 2001 10-QSB
                     Donald Rosacker II
-------------------- -------------------------------------------- -----------------------------------------------
       10.11         Funding Agreement by and between the         Incorporated by reference to Exhibit 10.31 to
                     Registrant and The Shaar Fund dated          the November 20, 2001 8-K
                     November 26, 2001
-------------------- -------------------------------------------- -----------------------------------------------
       10.12         Registration Rights Agreement by and         Incorporated by reference to Exhibit 10.32 to
                     between The Shaar Fund dated November 26,    the November 20, 2001 8-K
                     2001
-------------------- -------------------------------------------- -----------------------------------------------
       10.13         Exchange Agreement by and between the        Incorporated by reference to Exhibit 10.33 to
                     Registrant and The Shaar Fund dated          the November 20, 2001 8-K
                     November 26, 2001
-------------------- -------------------------------------------- -----------------------------------------------
       10.14         Secured Note Due September 30, 2003          Incorporated by reference to Exhibit 10.34 to
                                                                  the November 20, 2001 8-K
-------------------- -------------------------------------------- -----------------------------------------------
       10.15         Restated 5% Convertible Debenture Due        Incorporated by reference to Exhibit 10.35 to
                     September 30, 2003                           the November 20, 2001 8-K
-------------------- -------------------------------------------- -----------------------------------------------
       10.16         No Interest Debenture Due September 30,      Incorporated by reference to Exhibit 10.36 to
                     2003                                         the November 20, 2001 8-K
-------------------- -------------------------------------------- -----------------------------------------------
       10.17         Warrant                                      Incorporated by reference to Exhibit 10.37 to
                                                                  the November 20, 2001 8-K
-------------------- -------------------------------------------- -----------------------------------------------
       10.18         Security Interest Provisions                 Incorporated by reference to Exhibit 10.38 to
                                                                  the November 20, 2001 8-K
-------------------- -------------------------------------------- -----------------------------------------------
       10.19         Employment Agreement by and between the      Incorporated by reference to Exhibit 10.39 to
                     Registrant and Mira LaCous dated November    the November 20, 2001 8-K
                     20, 2001
-------------------- -------------------------------------------- -----------------------------------------------
       10.20         Option to Purchase 140,000 Shares of         Incorporated by reference to Exhibit 10.40 to
                     Common Stock issued to Mira LaCous           the November 20, 2001 8-K
-------------------- -------------------------------------------- -----------------------------------------------

-------------------- -------------------------------------------- -----------------------------------------------
       23.1          Consent of Divine, Scherzer & Brody, Ltd.    Filed herewith
-------------------- -------------------------------------------- -----------------------------------------------
       23.2          Consent of Buchanan Ingersoll Professional   To be filed by Amendment
                     Corporation
-------------------- -------------------------------------------- -----------------------------------------------
       25.1          Power of Attorney (included in the           Filed herewith
                     signature page to the Registration
                     Statement)
-------------------- -------------------------------------------- -----------------------------------------------


         (b) Reports on Form 8-K.

             On January 22, 2002 the Company filed a Form 8-K dated November 20, 2001 reporting Item 5 Other Events.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SAC TECHNOLOGIES, INC.

Date: March 27, 2002                   /s/ Jeffry R. Brown
                                       -------------------

                                       Jeffry R. Brown,
                                       CHAIRMAN AND CHIEF EXECUTIVE OFFICER

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated. Each person whose signature appears below constitutes and appoints Jeffry R. Brown as their true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature                     Title                               Date

/s/ H. Donald Rosacker, II                                        March 27, 2002
----------------------------
H. Donald Rosacker, II          President, Director

/s/ Gary E. Wendt               Chief Financial Officer,          March 27, 2002
----------------------------    Principal Accounting Officer
Gary E. Wendt

/s/ Jeffrey J. May                                                March 27, 2002
----------------------------
Jeffrey J. May                  Director

                                  EXHIBIT INDEX



EXHIBIT NUMBER        DESCRIPTION

23.1                  Consent of Divine, Scherzer & Brody, Ltd.

25.1 Power of Attorney (included in the signature page to the Report)

FINANCIAL STATEMENTS

The following financial statements of BIO-key International, Inc. (formerly SAC Technologies, Inc.) are included herein at the indicated page numbers:

                                                                        Page No.
                                                                        --------

Report of Independent Certified Public Accountants                         F-2

Balance Sheets at December 31, 2000 and 2001                               F-3

Statements of Operations - Years ended December 31, 1999, 2000 and 2001,
     and January 7, 1993 (date of inception) through December 31, 2001     F-4

Statement of Stockholders' Deficit - Years ended December 31, 1999,
     2000 and 2001, and January 7, 1993 (date of inception) through
     December 31, 2001                                                     F-5

Statements of Cash Flows - Years ended December 31, 1999, 2000 and 2001,
     and January 7, 1993 (date of inception) through December 31, 2001     F-6

Notes to the Financial Statements - December 31, 1999, 2000 and 2001       F-7

Report of Independent Certified Public Accountants


Board of Directors and Stockholders
BIO-key International, Inc.


We have audited the accompanying balance sheets of BIO-key International, Inc., formerly SAC Technologies, Inc. (a Minnesota corporation in the development stage) as of December 31, 2000 and 2001 and the related statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2001, and the period January 7, 1993 (date of inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BIO-key International, Inc. as of December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, and the period January 7, 1993 (date of inception) through December 31, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, as discussed in Note A to the financial statements, the Company is in the development stage and has not generated significant revenues since inception, has suffered recurring losses from operations and has a stockholders' deficit. These aforementioned issues, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty. Management's plans in regard to these matters are also discussed in Note A.


/s/ Divine, Scherzer & Brody, Ltd.

Minneapolis, Minnesota
February 28, 2002

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                                 BALANCE SHEETS

                                     ASSETS
                                                                                  December 31,
                                                                         -----------------------------
                                                                             2000             2001
                                                                         ------------     ------------
CURRENT ASSETS
     Cash and cash equivalents                                           $     48,830     $    514,970
     Accounts receivable                                                        9,118               --
     Prepaid expenses                                                          21,745          206,634
                                                                         ------------     ------------

         Total current assets                                                  79,693          721,604

EQUIPMENT, FURNITURE AND FIXTURES, less accumulated
     depreciation                                                              31,942               --

OTHER ASSETS                                                                   50,595           41,706
                                                                         ------------     ------------

                                                                         $    162,230     $    763,310
                                                                         ============     ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Notes payable                                                       $  1,400,000     $         --
     Convertible debentures                                                   598,455               --
     Accounts payable                                                         328,398          238,496
     Accrued liabilities                                                    1,121,689           90,575
                                                                         ------------     ------------

         Total current liabilities                                          3,448,542          329,071

LONG-TERM OBLIGATIONS, net of discount                                             --        4,331,238

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock - authorized, 5,000,000 shares of $.01 par value
         (liquidation preference of $100 per share):
             Series A 9% Convertible; issued and outstanding, 19,875
                  as of December 31, 2000                                         199               --
             Series B 9% Convertible; issued and outstanding, 21, 430
                  shares as of December 31, 2001                                   --              214
     Common stock - authorized, 20,000,000 shares of $.01 par value;
         issued and outstanding, 9,966,724 and 12,528,469 shares,
         respectively                                                          99,667          125,285
     Additional contributed capital                                        13,133,600       15,538,025
     Deficit accumulated during the development stage                     (16,519,778)     (19,560,523)
                                                                         ------------     ------------
                                                                           (3,286,312)      (3,896,999)
                                                                         ------------     ------------

                                                                         $    162,230     $    763,310
                                                                         ============     ============


        The accompanying notes are an integral part of these statements.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                            STATEMENTS OF OPERATIONS

                                                                                                     January 7,
                                                                                                    1993 (date of
                                                                                                     inception)
                                                            Years ended December 31,                  through
                                                 ----------------------------------------------     December 31,
                                                     1999             2000             2001             2001
                                                 ------------     ------------     ------------     ------------
Revenues
     Product sales                               $     57,970     $         --     $         --     $    577,384
     License fees                                     100,000               --               --          100,000
     Reimbursed research and development                   --               --               --          284,506
     Technical support and other services                  --               --               --          429,885
                                                 ------------     ------------     ------------     ------------
                                                      157,970               --               --        1,391,775
Costs and other expenses
     Cost of product sales                            452,593               --               --        1,736,895
     Cost of technical support and other
         services                                          --               --               --          237,317
     Selling, general and administrative            2,151,466        1,852,867        1,318,465       11,431,134
     Research, development and engineering            856,692        1,136,245          947,932        5,806,125
                                                 ------------     ------------     ------------     ------------
                                                    3,460,751        2,989,112        2,266,397       19,211,471
                                                 ------------     ------------     ------------     ------------

         Operating loss                            (3,302,781)      (2,989,112)      (2,266,397)     (17,819,696)

Other income (deductions)
     Interest expense                                (334,197)        (141,341)        (317,627)      (1,329,145)
     Sundry                                           208,621               --               --          509,136
                                                 ------------     ------------     ------------     ------------
                                                     (125,576)        (141,341)        (317,627)        (820,009)
                                                 ------------     ------------     ------------     ------------

         Loss before extraordinary gain            (3,428,357)      (3,130,453)      (2,584,024)     (18,639,705)

Extraordinary gain - troubled payable
     reduction                                             --               --          300,250          300,250
                                                 ------------     ------------     ------------     ------------

         NET LOSS                                $ (3,428,357)    $ (3,130,453)    $ (2,283,774)    $(18,339,455)
                                                 ============     ============     ============     ============

Net loss                                         $ (3,428,357)    $ (3,130,453)    $ (2,283,774)    $(18,339,455)
     Series A 9% convertible preferred stock
         dividend and accretion                      (341,600)        (307,225)        (550,478)      (1,199,303)
                                                 ------------     ------------     ------------     ------------

     Loss applicable to common stockholders      $ (3,769,957)    $ (3,437,678)    $ (2,834,252)    $(19,538,758)
                                                 ============     ============     ============     ============

Basic and diluted loss per share
     Net loss before extraordinary gain          $       (.41)    $       (.33)    $       (.24)    $      (2.72)
     Extraordinary gain                                    --               --              .03              .04
                                                 ------------     ------------     ------------     ------------
     Net loss                                            (.41)            (.33)            (.21)           (2.68)
     Convertible preferred stock dividend and
         accretion                                       (.04)            (.03)            (.05)            (.18)
                                                 ------------     ------------     ------------     ------------

     Loss applicable per common share            $       (.45)    $       (.36)    $       (.26)    $      (2.86)
                                                 ============     ============     ============     ============

Weighted average number of shares used              8,308,093        9,589,304       10,928,311        6,832,110
                                                 ============     ============     ============     ============


        The accompanying notes are an integral part of these statements.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                       STATEMENT OF STOCKHOLDERS' DEFICIT


                                                                                                   Series A 9% Convertible
                                                                                                       Preferred Stock
                                                                                                 ---------------------------
                                                                                                    Shares         Amount
                                                                                                 ------------   ------------
     Sale of common stock January 7, 1993                                                                  --   $         --
     Sale of common stock January 7, 1993 at $.02 per share                                                --             --
     Redemption of director and officers common stock August 4, 1995 at $0 per share                       --             --
     Sales of common stock August 4, 1995 through December 22, 1995 at $.17 through $.24
         per share                                                                                         --             --
     Redemption of common stock August 4, 1995 through December 22, 1995 at $.22 through $.24
         per share                                                                                         --             --
     Issuance of detachable warrants on May 17, 1996, in connection with bridge financing arrangements, valued at $25,000, to purchase 100,000 shares of common stock at $1.00
         per share                                                                                         --             --
     Sales of common stock during June and July, 1996 at $1.00 per share, less offering costs
         of $124,663                                                                                       --             --
     Conversion of bridge notes plus accrued interest of $1,841 to common stock on June 28,
         1996 at $1.00 per share                                                                           --             --
     Exercise of stock options and warrants                                                                --             --
     Sales of common stock in February and March 1997 at $3.00 per share, less offering costs
         of $1,039,668                                                                                     --             --
     Issuance of warrants on March 24, 1997 to purchase 25,000 shares of common stock at $3.00
         per share                                                                                         --             --
     Issuance of stock options on April 13, 1998 to purchase 100,000 shares of common stock at
         $8.46 per share                                                                                   --             --
     Fair market value of conversion feature on debenture issued June 30, 1998                             --             --
     Issuance of warrants on June 30, 1998 to purchase 350,000 shares of common stock
         at $7.29 and $7.50 per share                                                                      --             --
     Issuance of stock options on April 1, 1998 and September 15, 1998 to purchase 423,000
         shares of common stock at $3.00 to $6.42 per share                                                --             --
     Unearned compensation grant                                                                           --             --
     Unearned compensation amortization                                                                    --             --
     Unearned compensation reversal related to employee terminations                                       --             --
     Other                                                                                                 --             --
     Net loss                                                                                              --             --
                                                                                                 ------------   ------------
Balance as of December 31, 1998                                                                            --             --

     Sale of stock warrants during September 1999 to purchase 320,000 shares of common stock
         at $.84 - $1.00 per share                                                                         --             --
     Unearned compensation amortization                                                                    --             --
     Unearned compensation reversal related to employee termination                                        --             --
     Exercise of stock options                                                                             --             --
     Compensation element of stock option vesting to consultants                                           --             --
     Issuance of preferred stock and warrant, less offering costs of $74,461                           13,125            131
     Accretion of preferred stock beneficial conversion feature                                            --             --
     Conversion of debentures                                                                              --             --
     Net loss                                                                                              --             --
                                                                                                 ------------   ------------
Balance as of December 31, 1999                                                                        13,125            131

     Issuance of preferred stock and warrant, less offering costs of $16,481                            6,750             68
     Accretion of preferred stock beneficial conversion feature                                            --             --
     Conversion of debentures                                                                              --             --
     Issuance of stock options and warrants to nonemployees                                                --             --
     Net loss                                                                                              --             --
                                                                                                 ------------   ------------
Balance as of December 31, 2000                                                                        19,875            199

     Conversion of Series A preferred stock and cumulative dividends in arrears to common stock        (1,431)           (14)
     Issuance of Series B preferred stock in exchange for Series A preferred stock and
         dividends in arrears, less offering costs of $40,500                                         (18,444)          (185)
     Accretion of preferred stock beneficial conversion feature                                            --             --
     Conversion of debentures and accrued interest to common stock                                         --             --
     Fair value of beneficial conversion feature on debenture                                              --             --
     Issuance of stock options and warrants to nonemployees                                                --             --
     Net loss                                                                                              --             --
                                                                                                 ------------   ------------

Balance as of December 31, 2001                                                                            --   $         --
                                                                                                 ============   ============

[WIDE TABLE CONTINUED FROM ABOVE]


                                                                                                  Series B 9% Convertible
                                                                                                      Preferred Stock
                                                                                                 --------------------------
                                                                                                    Shares        Amount
                                                                                                 ------------  ------------
     Sale of common stock January 7, 1993                                                                  --  $         --
     Sale of common stock January 7, 1993 at $.02 per share                                                --            --
     Redemption of director and officers common stock August 4, 1995 at $0 per share                       --            --
     Sales of common stock August 4, 1995 through December 22, 1995 at $.17 through $.24
         per share                                                                                         --            --
     Redemption of common stock August 4, 1995 through December 22, 1995 at $.22 through $.24
         per share                                                                                         --            --
     Issuance of detachable warrants on May 17, 1996, in connection with bridge financing arrangements, valued at $25,000, to purchase 100,000 shares of common stock at $1.00
         per share                                                                                         --            --
     Sales of common stock during June and July, 1996 at $1.00 per share, less offering costs
         of $124,663                                                                                       --            --
     Conversion of bridge notes plus accrued interest of $1,841 to common stock on June 28,
         1996 at $1.00 per share                                                                           --            --
     Exercise of stock options and warrants                                                                --            --
     Sales of common stock in February and March 1997 at $3.00 per share, less offering costs
         of $1,039,668                                                                                     --            --
     Issuance of warrants on March 24, 1997 to purchase 25,000 shares of common stock at $3.00
         per share                                                                                         --            --
     Issuance of stock options on April 13, 1998 to purchase 100,000 shares of common stock at
         $8.46 per share                                                                                   --            --
     Fair market value of conversion feature on debenture issued June 30, 1998                             --            --
     Issuance of warrants on June 30, 1998 to purchase 350,000 shares of common stock
         at $7.29 and $7.50 per share                                                                      --            --
     Issuance of stock options on April 1, 1998 and September 15, 1998 to purchase 423,000
         shares of common stock at $3.00 to $6.42 per share                                                --            --
     Unearned compensation grant                                                                           --            --
     Unearned compensation amortization                                                                    --            --
     Unearned compensation reversal related to employee terminations                                       --            --
     Other                                                                                                 --            --
     Net loss                                                                                              --            --
                                                                                                 ------------  ------------
Balance as of December 31, 1998                                                                            --            --

     Sale of stock warrants during September 1999 to purchase 320,000 shares of common stock
         at $.84 - $1.00 per share                                                                         --            --
     Unearned compensation amortization                                                                    --            --
     Unearned compensation reversal related to employee termination                                        --            --
     Exercise of stock options                                                                             --            --
     Compensation element of stock option vesting to consultants                                           --            --
     Issuance of preferred stock and warrant, less offering costs of $74,461                               --            --
     Accretion of preferred stock beneficial conversion feature                                            --            --
     Conversion of debentures                                                                              --            --
     Net loss                                                                                              --            --
                                                                                                 ------------  ------------
Balance as of December 31, 1999                                                                            --            --

     Issuance of preferred stock and warrant, less offering costs of $16,481                               --            --
     Accretion of preferred stock beneficial conversion feature                                            --            --
     Conversion of debentures                                                                              --            --
     Issuance of stock options and warrants to nonemployees                                                --            --
     Net loss                                                                                              --            --
                                                                                                 ------------  ------------
Balance as of December 31, 2000                                                                            --            --

     Conversion of Series A preferred stock and cumulative dividends in arrears to common stock            --            --
     Issuance of Series B preferred stock in exchange for Series A preferred stock and
         dividends in arrears, less offering costs of $40,500                                          21,430           214
     Accretion of preferred stock beneficial conversion feature                                            --            --
     Conversion of debentures and accrued interest to common stock                                         --            --
     Fair value of beneficial conversion feature on debenture                                              --            --
     Issuance of stock options and warrants to nonemployees                                                --            --
     Net loss                                                                                              --            --
                                                                                                 ------------  ------------

Balance as of December 31, 2001                                                                        21,430  $        214
                                                                                                 ============  ============

[WIDE TABLE CONTINUED FROM ABOVE]



                                                                                                        Common Stock
                                                                                                 --------------------------
                                                                                                    Shares         Amount
                                                                                                 ------------   ------------
     Sale of common stock January 7, 1993                                                           3,150,000   $     31,500
     Sale of common stock January 7, 1993 at $.02 per share                                         1,350,000         13,500
     Redemption of director and officers common stock August 4, 1995 at $0 per share                 (270,000)        (2,700)
     Sales of common stock August 4, 1995 through December 22, 1995 at $.17 through $.24
         per share                                                                                  1,237,500         12,376
     Redemption of common stock August 4, 1995 through December 22, 1995 at $.22 through $.24
         per share                                                                                 (1,350,000)       (13,500)
     Issuance of detachable warrants on May 17, 1996, in connection with bridge financing arrangements, valued at $25,000, to purchase 100,000 shares of common stock at $1.00
         per share                                                                                         --             --
     Sales of common stock during June and July, 1996 at $1.00 per share, less offering costs
         of $124,663                                                                                  698,160          6,982
     Conversion of bridge notes plus accrued interest of $1,841 to common stock on June 28,
         1996 at $1.00 per share                                                                      201,840          2,018
     Exercise of stock options and warrants                                                            73,367            733
     Sales of common stock in February and March 1997 at $3.00 per share, less offering costs
         of $1,039,668                                                                              2,420,000         24,200
     Issuance of warrants on March 24, 1997 to purchase 25,000 shares of common stock at $3.00
         per share                                                                                         --             --
     Issuance of stock options on April 13, 1998 to purchase 100,000 shares of common stock at
         $8.46 per share                                                                                   --             --
     Fair market value of conversion feature on debenture issued June 30, 1998                             --             --
     Issuance of warrants on June 30, 1998 to purchase 350,000 shares of common stock
         at $7.29 and $7.50 per share                                                                      --             --
     Issuance of stock options on April 1, 1998 and September 15, 1998 to purchase 423,000
         shares of common stock at $3.00 to $6.42 per share                                                --             --
     Unearned compensation grant                                                                           --             --
     Unearned compensation amortization                                                                    --             --
     Unearned compensation reversal related to employee terminations                                       --             --
     Other                                                                                                 --             --
     Net loss                                                                                              --             --
                                                                                                 ------------   ------------
Balance as of December 31, 1998                                                                     7,510,867         75,109

     Sale of stock warrants during September 1999 to purchase 320,000 shares of common stock
         at $.84 - $1.00 per share                                                                         --             --
     Unearned compensation amortization                                                                    --             --
     Unearned compensation reversal related to employee termination                                        --             --
     Exercise of stock options                                                                         26,000            260
     Compensation element of stock option vesting to consultants                                           --             --
     Issuance of preferred stock and warrant, less offering costs of $74,461                               --             --
     Accretion of preferred stock beneficial conversion feature                                            --             --
     Conversion of debentures                                                                       1,569,390         15,694
     Net loss                                                                                              --             --
                                                                                                 ------------   ------------
Balance as of December 31, 1999                                                                     9,106,257         91,063

     Issuance of preferred stock and warrant, less offering costs of $16,481                               --             --
     Accretion of preferred stock beneficial conversion feature                                            --             --
     Conversion of debentures                                                                         860,467          8,604
     Issuance of stock options and warrants to nonemployees                                                --             --
     Net loss                                                                                              --             --
                                                                                                 ------------   ------------
Balance as of December 31, 2000                                                                     9,966,724         99,667

     Conversion of Series A preferred stock and cumulative dividends in arrears to common stock       670,445          6,704
     Issuance of Series B preferred stock in exchange for Series A preferred stock and
         dividends in arrears, less offering costs of $40,500                                              --             --
     Accretion of preferred stock beneficial conversion feature                                            --             --
     Conversion of debentures and accrued interest to common stock                                  1,891,300         18,914
     Fair value of beneficial conversion feature on debenture                                              --             --
     Issuance of stock options and warrants to nonemployees                                                --             --
     Net loss                                                                                              --             --
                                                                                                 ------------   ------------

Balance as of December 31, 2001                                                                    12,528,469   $    125,285
                                                                                                 ============   ============

[WIDE TABLE CONTINUED FROM ABOVE]

                                                                                                                  Deficit
                                                                                                                accumulated
                                                                                                  Additional     during the
                                                                                                  contributed   development
                                                                                                    capital        stage
                                                                                                 ------------   ------------
     Sale of common stock January 7, 1993                                                        $    (22,750)  $     (8,747)
     Sale of common stock January 7, 1993 at $.02 per share                                            11,500             --
     Redemption of director and officers common stock August 4, 1995 at $0 per share                    2,700             --
     Sales of common stock August 4, 1995 through December 22, 1995 at $.17 through $.24
         per share                                                                                    262,624             --
     Redemption of common stock August 4, 1995 through December 22, 1995 at $.22 through $.24
         per share                                                                                   (265,324)       (29,350)
     Issuance of detachable warrants on May 17, 1996, in connection with bridge financing arrangements, valued at $25,000, to purchase 100,000 shares of common stock at $1.00
         per share                                                                                     25,000             --
     Sales of common stock during June and July, 1996 at $1.00 per share, less offering costs
         of $124,663                                                                                  566,515             --
     Conversion of bridge notes plus accrued interest of $1,841 to common stock on June 28,
         1996 at $1.00 per share                                                                      178,990             --
     Exercise of stock options and warrants                                                           183,159             --
     Sales of common stock in February and March 1997 at $3.00 per share, less offering costs
         of $1,039,668                                                                              6,196,132             --
     Issuance of warrants on March 24, 1997 to purchase 25,000 shares of common stock at $3.00
         per share                                                                                     27,500             --
     Issuance of stock options on April 13, 1998 to purchase 100,000 shares of common stock at
         $8.46 per share                                                                              352,650             --
     Fair market value of conversion feature on debenture issued June 30, 1998                        525,000             --
     Issuance of warrants on June 30, 1998 to purchase 350,000 shares of common stock
         at $7.29 and $7.50 per share                                                                 432,000             --
     Issuance of stock options on April 1, 1998 and September 15, 1998 to purchase 423,000
         shares of common stock at $3.00 to $6.42 per share                                           237,500             --
     Unearned compensation grant                                                                      408,920             --
     Unearned compensation amortization                                                                    --             --
     Unearned compensation reversal related to employee terminations                                 (184,191)            --
     Other                                                                                             22,210             --
     Net loss                                                                                              --     (9,496,871)
                                                                                                 ------------   ------------
Balance as of December 31, 1998                                                                     8,960,135     (9,534,968)

     Sale of stock warrants during September 1999 to purchase 320,000 shares of common stock
         at $.84 - $1.00 per share                                                                     80,000             --
     Unearned compensation amortization                                                                    --             --
     Unearned compensation reversal related to employee termination                                   (42,920)            --
     Exercise of stock options                                                                         28,240             --
     Compensation element of stock option vesting to consultants                                       36,100             --
     Issuance of preferred stock and warrant, less offering costs of $74,461                          800,408             --
     Accretion of preferred stock beneficial conversion feature                                       285,000       (285,000)
     Conversion of debentures                                                                       1,326,306             --
     Net loss                                                                                              --     (3,428,357)
                                                                                                 ------------   ------------
Balance as of December 31, 1999                                                                    11,473,269    (13,248,325)

     Issuance of preferred stock and warrant, less offering costs of $16,481                          433,451             --
     Accretion of preferred stock beneficial conversion feature                                       141,000       (141,000)
     Conversion of debentures                                                                         541,396             --
     Issuance of stock options and warrants to nonemployees                                           544,484             --
     Net loss                                                                                              --     (3,130,453)
                                                                                                 ------------   ------------
Balance as of December 31, 2000                                                                    13,133,600    (16,519,778)

     Conversion of Series A preferred stock and cumulative dividends in arrears to common stock        18,232        (24,922)
     Issuance of Series B preferred stock in exchange for Series A preferred stock and
         dividends in arrears, less offering costs of $40,500                                         240,520       (281,049)
     Accretion of preferred stock beneficial conversion feature                                       451,000       (451,000)
     Conversion of debentures and accrued interest to common stock                                    494,887             --
     Fair value of beneficial conversion feature on debenture                                         113,000             --
     Issuance of stock options and warrants to nonemployees                                         1,086,786             --
     Net loss                                                                                              --     (2,283,774)
                                                                                                 ------------   ------------

Balance as of December 31, 2001                                                                  $ 15,538,025   $(19,560,523)
                                                                                                 ============   ============

[WIDE TABLE CONTINUED FROM ABOVE]


                                                                                                   Deferred
                                                                                                 compensation
                                                                                                  related to
                                                                                                 stock options       Total
                                                                                                 -------------   ------------
     Sale of common stock January 7, 1993                                                         $         --   $          3
     Sale of common stock January 7, 1993 at $.02 per share                                                 --         25,000
     Redemption of director and officers common stock August 4, 1995 at $0 per share                        --             --
     Sales of common stock August 4, 1995 through December 22, 1995 at $.17 through $.24
         per share                                                                                          --        275,000
     Redemption of common stock August 4, 1995 through December 22, 1995 at $.22 through $.24
         per share                                                                                          --       (308,174)
     Issuance of detachable warrants on May 17, 1996, in connection with bridge financing arrangements, valued at $25,000, to purchase 100,000 shares of common stock at $1.00
         per share                                                                                          --         25,000
     Sales of common stock during June and July, 1996 at $1.00 per share, less offering costs
         of $124,663                                                                                        --        573,497
     Conversion of bridge notes plus accrued interest of $1,841 to common stock on June 28,
         1996 at $1.00 per share                                                                            --        181,008
     Exercise of stock options and warrants                                                                 --        183,892
     Sales of common stock in February and March 1997 at $3.00 per share, less offering costs
         of $1,039,668                                                                                      --      6,220,332
     Issuance of warrants on March 24, 1997 to purchase 25,000 shares of common stock at $3.00
         per share                                                                                          --         27,500
     Issuance of stock options on April 13, 1998 to purchase 100,000 shares of common stock at
         $8.46 per share                                                                                    --        352,650
     Fair market value of conversion feature on debenture issued June 30, 1998                              --        525,000
     Issuance of warrants on June 30, 1998 to purchase 350,000 shares of common stock
         at $7.29 and $7.50 per share                                                                       --        432,000
     Issuance of stock options on April 1, 1998 and September 15, 1998 to purchase 423,000
         shares of common stock at $3.00 to $6.42 per share                                                 --        237,500
     Unearned compensation grant                                                                      (408,920)            --
     Unearned compensation amortization                                                                167,839        167,839
     Unearned compensation reversal related to employee terminations                                   184,191             --
     Other                                                                                                  --         22,210
     Net loss                                                                                               --     (9,496,871)
                                                                                                  ------------   ------------
Balance as of December 31, 1998                                                                        (56,890)      (556,614)

     Sale of stock warrants during September 1999 to purchase 320,000 shares of common stock
         at $.84 - $1.00 per share                                                                          --         80,000
     Unearned compensation amortization                                                                 13,970         13,970
     Unearned compensation reversal related to employee termination                                     42,920             --
     Exercise of stock options                                                                              --         28,500
     Compensation element of stock option vesting to consultants                                            --         36,100
     Issuance of preferred stock and warrant, less offering costs of $74,461                                --        800,539
     Accretion of preferred stock beneficial conversion feature                                             --             --
     Conversion of debentures                                                                               --      1,342,000
     Net loss                                                                                               --     (3,428,357)
                                                                                                  ------------   ------------
Balance as of December 31, 1999                                                                             --     (1,683,862)

     Issuance of preferred stock and warrant, less offering costs of $16,481                                --        433,519
     Accretion of preferred stock beneficial conversion feature                                             --             --
     Conversion of debentures                                                                               --        550,000
     Issuance of stock options and warrants to nonemployees                                                 --        544,484
     Net loss                                                                                               --     (3,130,453)
                                                                                                  ------------   ------------
Balance as of December 31, 2000                                                                             --     (3,286,312)

     Conversion of Series A preferred stock and cumulative dividends in arrears to common stock             --             --
     Issuance of Series B preferred stock in exchange for Series A preferred stock and
         dividends in arrears, less offering costs of $40,500                                               --        (40,500)
     Accretion of preferred stock beneficial conversion feature                                             --             --
     Conversion of debentures and accrued interest to common stock                                          --        513,801
     Fair value of beneficial conversion feature on debenture                                               --        113,000
     Issuance of stock options and warrants to nonemployees                                                 --      1,086,786
     Net loss                                                                                               --     (2,283,774)
                                                                                                  ------------   ------------

Balance as of December 31, 2001                                                                   $         --   $ (3,896,999)
                                                                                                  ============   ============


         The accompanying notes are an integral part of this statement.

                                       BIO-key International, Inc.
                                 (a Corporation in the Development Stage)

                                         STATEMENTS OF CASH FLOWS

                                                                                                                        January 7,
                                                                                                                      1993 (date of
                                                                                                                        inception)
                                                                                                                         through
                                                                                  Years ended December 31,             December 31,
                                                                           1999            2000            2001            2001
                                                                       ------------    ------------    ------------    ------------
Cash flows from operating activities
     Net loss                                                          $ (3,428,357)   $ (3,130,453)     (2,283,774)   $(18,339,455)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                        58,650          47,315          31,942         242,913
         Amortization
              Unearned compensation                                          13,970              --              --         193,333
              Deferred financing costs                                      288,543          53,287          11,524         426,397
              Intrinsic value of beneficial conversion feature of
                  convertible debenture                                     124,624          36,701          60,863         622,564
         Allowance for doubtful receivables                                (158,000)             --              --              --
         Write-down of  inventory                                           283,515          32,500              --         916,015
         Write-down of deferred financing costs                             132,977              --              --         132,977
         Gain on sale of  Inter-Con/PC, Inc. stock                         (190,000)             --              --        (190,000)
         Revenues realized due to offset of billings against a stock
             repurchase                                                          --              --              --        (170,174)
         Acquired research and development                                       --              --              --         117,000
         Options and warrants issued for services and other                  36,100         544,484          70,786       1,401,020
         Other                                                                   --              --              --          34,684
         Change in assets and liabilities:
              Accounts receivable                                           189,371           4,213           9,118              --
              Inventories                                                    94,272              --              --        (916,015)
              Prepaid expenses                                               78,755          21,375        (184,889)       (206,634)
              Accounts payable                                               60,156         (12,637)        (89,902)        238,496
              Accrued liabilities                                           215,394         679,892         448,607       1,581,256
                                                                       ------------    ------------    ------------    ------------

                  Net cash used in operating activities                  (2,200,030)     (1,723,323)     (1,925,725)    (13,915,623)

Cash flows from investing activities
     Capital expenditures                                                    (2,438)             --              --        (242,913)
     Proceeds from sale of Inter-Con/PC, Inc. stock                         190,000              --              --         190,000
     Other                                                                   (9,035)        (12,518)         (2,635)        (41,706)
                                                                       ------------    ------------    ------------    ------------

                  Net cash provided by (used in) investing activities       178,527         (12,518)         (2,635)        (94,619)


Cash flows from financing activities
     Net borrowings under short-term borrowing agreements                   250,000       1,500,000       1,370,000       3,003,000
     Issuance of convertible bridge notes                                        --              --              --         175,000
     Issuance of convertible debentures and long-term notes                      --              --       1,065,000       2,840,000
     Issuance of warrants and convertible debentures discount                80,000              --              --         830,000
     Deferred financing costs                                                    --              --              --        (312,977)
     Exercise of stock options and warrants                                  28,500              --              --         190,799
     Sale of common stock                                                        --              --              --       7,093,832
     Sale of preferred stock and assigned value of warrant                  700,539         183,519         (40,500)        843,558
     Redemption of common stock                                                  --              --              --        (138,000)
                                                                       ------------    ------------    ------------    ------------

                  Net cash provided by financing activities               1,059,039       1,683,519       2,394,500      14,525,212
                                                                       ------------    ------------    ------------    ------------

                  NET INCREASE (DECREASE) IN CASH                          (962,464)        (52,322)        466,140         514,970

Cash and cash equivalents, beginning of period                            1,063,616         101,152          48,830              --
                                                                       ------------    ------------    ------------    ------------

Cash and cash equivalents, end of period                               $    101,152    $     48,830    $    514,970    $    514,970
                                                                       ============    ============    ============    ============


        The accompanying notes are an integral part of these statements.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001


NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business

         BIO-key International, Inc., formerly SAC Technologies, Inc. (the Company) is a development stage company incorporated on January 7, 1993 and has operations in Minneapolis, Minnesota and Las Vegas, Nevada. The Company's goal is to develop and market advanced biometric fingerprint technology solutions that provide fast, easy and highly secure personal identification for online access to computers and networks. The Company's fingerprint identification techniques can be used without the aid of a personal identification number. The Company's target market includes Internet application service providers, Internet based retailers and other operators of private networks, and entities where security and identification applications are required, including the aviation industry.

         Basis of Presentation

         Broad commercial acceptance of the Company's technology is critical to the Company's success and ability to generate revenues. The Company has had no significant revenues to date, and has accumulated losses since inception of approximately $18,339,000, of which approximately $2,284,000 was incurred during 2001. As of December 31, 2001, there was a stockholders' deficit of approximately $3,897,000.

         The Company is in need of substantial additional capital. The Company is currently considering various alternatives related to raising additional capital including continued funding from an investment group and new funding from other sources. No assurance can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained to meet its needs, or that such financing would not be dilutive to existing stockholders.

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

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001


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

         3. Equipment, Furniture and Fixtures

         Equipment, furniture and fixtures are stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated services lives of three and five years using the straight-line method. Equipment, furniture and fixtures consisted of the following as of December 31:

                                                       2000            2001
                                                   ------------    ------------

           Equipment                               $    206,363    $    206,363
           Furniture and fixtures                        36,550          36,550
                                                   ------------    ------------
                                                        242,913         242,913
           Less accumulated depreciation                210,971         242,913
                                                   ------------    ------------

                                                   $     31,942    $         --
                                                   ============    ============

         4. Advertising Expense

         The Company expenses the costs of advertising as incurred. Advertising expenses for the years ended December 31, 1999, 2000, 2001, and the period January 7, 1993 (date of inception) through December 31, 2001 were approximately $63,000, $6,000, $1,000 and $216,000, respectively.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001


NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         CONTINUED

         5. Research and Development Expenditures

         All costs related to development of new products are charged to expense as incurred. Such costs are required to be expensed until technological feasibility and proven marketability of the product are established.

         6. Basic and Diluted Loss per Common Share

         Basic and diluted loss per share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares. Shares reserved for outstanding warrants, stock options or convertible preferred stock are not considered because the impact of the incremental shares is antidilutive.

         7. Income Taxes

         The Company provides for income taxes based on income reported for financial reporting purposes. Certain charges to earnings differ as to timing from those deducted for tax purposes; these relate primarily to net operating loss carryforwards. The tax effect of these differences are recorded as deferred income taxes.

         8. Accounting for Stock-Based Compensation

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

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001


NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         CONTINUED

         9. Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of receivables and expenses during the reporting period, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Estimates are used for such items as valuation of deferred income taxes, conversion features of convertible debentures and preferred stock, and stock options and warrants outstanding.

NOTE B - OTHER ASSETS

         Other assets consisted of the following as of December 31:

                                                       2000             2001
                                                   ------------    ------------

           Patents pending                         $     22,948    $     26,706
           Security deposits                             16,123          15,000
           Other                                         11,524              --
                                                   ------------    ------------

                                                   $     50,595    $     41,706
                                                   ============    ============


NOTE C - ACCRUED LIABILITIES

         Accrued liabilities consisted of the following as of December 31:

                                                       2000             2001
                                                   ------------    ------------

           Penalties due investment group          $    763,625    $         --
           Interest                                     256,071          42,509
           Compensation                                  85,680          36,699
           Other                                         16,313          11,367
                                                   ------------    ------------

                                                   $  1,121,689    $     90,575
                                                   ============    ============

         As discussed further in Note F, the Company had accrued penalties payable to an investment group for not timely filing a registration statement in connection with the Company's issuance of its Series A Preferred Stock. As discussed further in Note F, all accrued penalties were converted into a long-term debenture in November 2001.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001


NOTE D - RECAPITALIZATION TRANSACTION.

         On November 26, 2001, the Company completed a recapitalization transaction (the Transaction) with an investment group (the Investor). As a result of the Transaction, the Company converted approximately $4.6 million of short-term debt and accruals into long-term convertible notes and debentures, obtained $1.065 million of additional funding and issued shares of its newly designated Series B 9% convertible preferred stock in exchange for all of the issued and outstanding shares of its Series A 9% convertible preferred stock and the cumulative dividends in arrears due thereon. Additionally, the Investor forgave $300,250 of previously accrued penalties which has been treated as an extraordinary gain in 2001 in the accompanying financial statements. Under the terms of the Transaction, the Investor agreed to provide up to $1.08 million of additional financing in incremental monthly installments during the six-month period commencing March 1, 2002, subject to certain conditions being satisfied.

NOTE E - NOTES PAYABLE

         Notes payable consisted of the following as of December 31:

                                                                    2000             2001
                                                                ------------     ------------
           Notes payable to investment group with interest
                at 10%; unsecured, converted to long-term in
                2001                                            $  1,400,000     $         --
                                                                ============     ============

         All of the above short-term notes were converted to a long-term note in November 2001 as part of the Transaction discussed in Note D.

NOTE F - LONG-TERM OBLIGATIONS

         Long-term obligations consisted of the following as of December 31:

                                                                    2000             2001
                                                                ------------     ------------
           Secured convertible note, 10%                        $         --     $  4,092,920
           Zero interest convertible debenture                            --        1,000,000
           Convertible debenture, 5%                                 598,455          316,000
           Discounts assigned to fair values of conversion
                feature and warrants                                      --       (1,077,682)
                                                                ------------     ------------
                                                                     598,455        4,331,238
                Less current maturities                             (598,455)              --
                                                                ------------     ------------

                                                                $         --     $  4,331,238
                                                                ============     ============

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001


NOTE F - LONG-TERM OBLIGATIONS - CONTINUED

         A summary of the Company's long-term notes and debentures issued as part of the Transaction are as follows:

         * SECURED CONVERTIBLE NOTE. Prior to the Transaction, the Company had unsecured short-term notes from the Investor in the aggregate principal amount of $2,770,000. The Investor converted this amount and associated accrued interest of $257,920 together with additional financing of $1,065,000 into a secured convertible note in the principal amount of $4,092,920 (the Convertible Note). The Convertible Note is due September 30, 2003 and accrues interest at 10%, payable quarterly commencing September 2002. The note is convertible into shares of the Company's common stock at a conversion price of $0.75 per share. The note is collateralized by substantially all of the Company's assets.

            In conjunction with the issuance of the Convertible Note, the Company issued a warrant to the Investor to purchase 4,000,000 shares of common stock at $1.00 per share through November 26, 2006. The Convertible Note was recorded net of a $1,016,000 discount assigned to the fair value or the warrant. The value assigned to the warrant is being amortized as interest expense over the twenty-two month life of the Convertible Note.

         * ZERO INTEREST CONVERTIBLE DEBENTURE. During the past two years, the Company had accrued penalties under a previous registration rights agreement with the Investor in the amount of $1,300,250. The Investor agreed to reduce the penalty by $300,250 and converted the balance into a convertible debenture in the principal amount of $1,000,000. The debenture is due September 30, 2003 and bears a stated interest rate of zero. The debenture is convertible into shares of the Company's common stock at a conversion price of $0.75 per share. The $300,250 reduction in previously accrued penalties has been treated as an extraordinary gain for 2001 in the accompanying financial statements.

         * 5% CONVERTIBLE DEBENTURE: A convertible debenture in the principal amount of $539,625 was issued in exchange for the cancellation of an outstanding 5% debenture in the principal amount of $418,000 plus accrued interest of $121,625. The new convertible debenture is due September 30, 2003 and accrues interest at 5%, payable quarterly commencing in August 2002. The new debenture is convertible into shares of the Company's common stock at a per share conversion price equal to the lesser of $0.75 or a 22% discount to the average of the closing price of the common stock for the five days preceding conversion.

            The new convertible debenture was recorded net of a $113,000 discount assigned to the fair value of the beneficial conversion feature. The value assigned to the conversion feature is being amortized as interest expense over the twenty-two month life of the debenture in accordance with Emerging Issues Task Force (EITF) No. 00-27 and EITF No. 98-5.

         Primarily all of the Company's interest expense was related to obligations due the Investor.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001


NOTE G - COMMITMENTS AND CONTINGENCIES

         Operating Leases

         The Company operates a leased facility in Minnesota under a non-cancelable operating lease that expires in August 2004. In addition to base rent, the Company pays for property taxes, maintenance, insurance, and other occupancy expense applicable to the leased premises.

         Minimum rental commitments of non-cancelable operating leases are approximately as follows:

                Year ending December 31, 2002                     $      40,000
                Year ending December 31, 2003                            42,000
                Year ending December 31, 2004                            29,000
                                                                  -------------

                                                                  $     111,000
                                                                  =============

         Rental expense was approximately $124,000, $89,000, $70,000 and $489,000 during 1999, 2000, 2001 and for the period January 7, 1993 (date of inception) through December 31, 2001, respectively.

         Contingent Consultant Fees

         In November 2001, the Company entered into an agreement with a consultant and an associate. In addition to fixed fees, the agreement requires contingent future consulting fees to be paid based on future sales, if any, generated by introductions, as defined, made by the consultant. The contingent fee is to be 2.19% of such sales, including product sales, sale or licensing of technology, or sale of an equity interest in the Company. The consultant and the associate have the option to convert the contingent fees, if any, into shares of the Company's common stock (but no more than 525,000 shares) at a conversion price of $0.38 per share. The agreement expires in August 2002.

         Employment Agreements

         The Company has employment agreements with four individuals. The employment agreements contain non-compete clauses that restrict the employees from competing with the Company following a termination of employment from the Company. In the event of termination, as defined, the agreements provide each employee with severance payments. As of December 31, 2001, the aggregate commitment was approximately $372,000.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001


NOTE G - COMMITMENTS AND CONTINGENCIES - CONTINUED

         Litigation Settlements

         During 1999, a former licensor of technology to the Company commenced litigation claiming breach of contract. The Company filed a counter-claim. In August 2001, the Company and the plaintiff reached a settlement whereby both parties release each other from all claims, the plaintiff agreed to deliver copies of certain software to the Company, and the Company agreed to pay $50,000 to the plaintiff in various installments through April 2002.

         In July 2000, litigation was commenced against the Company alleging breach of a licensing agreement and conversion of certain proprietary technology. In August 2000, the Company and plaintiff reached a settlement and entered into a new agreement whereby: a) ownership of each of the parties' technologies was clarified; b) previously existing contracts between the two parties were terminated; c) royalties or payables due between the two parties were discharged; d) the Company granted the plaintiff certain royalty-free rights and licenses to manufacture and sell certain hardware devices; and e) the Company granted the plaintiff certain other rights, including the right to purchase certain inventory items at terms and prices similar to those offered to other customers.

         Future Public Offering Costs

         In June 1998, the Company entered into an agreement with its underwriter, whereby the underwriter agreed to waive all future rights of first refusal to sell the Company's securities. In exchange for this, the Company agreed to pay the underwriter $100,000, of which $34,000 was paid at the closing of the sale of certain debentures and $66,000 is due upon completion of a future public offering, if one occurs.

NOTE H - STOCKHOLDERS' EQUITY

         Issuance of Series B 9% Convertible Preferred Stock

         In November 2001, the Company issued 21,430 shares of its newly authorized Series B 9% convertible preferred stock (the Series B Preferred Stock) in exchange for all 18,449 outstanding shares of its Series A 9% convertible preferred stock (the Series A Preferred Stock) and cumulative dividends in arrears of $281,049 due thereon.

         The Series B Preferred Stock accrues dividends of 9% payable semi-annually on June 15 and December 15 in cash, or at the option of the Company, in additional shares of its common stock. As of December 31, 2001, cumulative dividends in arrears were approximately $10,000. The Series B shares are redeemable at the option of the Company, so long as the Company's common stock is eligible for quotation on the OTC Bulletin Board and the shares issuable upon conversion are subject to an effective registration statement. The Series B shares are convertible into shares of the Company's common stock at a per share conversion price equal to the lesser of $0.75 or a 22% discount to the average closing price of the common stock for the five days preceding conversion. The Series B shares have no voting rights.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001


NOTE H - STOCKHOLDERS' EQUITY - CONTINUED

         Issuance of Series B 9% Convertible Preferred Stock - Continued

         The fair value assigned to the beneficial conversion feature of the Series B shares was $451,000. The $451,000 is analogous to a dividend and was immediately recognized as a return to the preferred stockholder since the Series B shares are immediately convertible into common stock.

         The terms of a Registration Rights Agreement with the Investor require the Company to file a registration statement with the SEC covering the resale of any shares of common stock issuable upon any conversion of the Series B Preferred Stock or convertible debt or the exercise of any of the Investor's warrants. If the Company does not file the registration statement with the SEC by March 31, 2002 or if such registration statement is not declared effective by the SEC by May 30, 2002, the Company is required to pay a penalty to the Investor equal to 2% of the outstanding face value of the preferred stock.

         Issuances of Series A 9% Convertible Preferred Stock

         In July 1999, the Company issued to the Investor 13,125 shares of its Series A 9% Preferred Stock. The face value of the preferred stock issued was $1,312,500. In conjunction with the issuance of preferred stock, the Company also issued to the Investor a warrant to purchase 131,250 shares of the Company's common stock at $1.196 per share exercisable through June 2004. The Company received net cash proceeds of $700,539 after giving effect to a $437,500 discount to the face value of the Preferred Stock, offering costs of $74,461 and repayment of a $100,000 note to the Investor.

         The fair value assigned to the beneficial conversion feature of the 13,125 Series A shares was $285,000. The $285,000 fair value of the conversion feature is analogous to a dividend and was immediately recognized as a return to the preferred stockholder since the Series A shares were immediately convertible into common stock.

         In March 2000, the Company issued to the Investor 6,750 shares of its Series A 9% Preferred Stock. The face value of the preferred stock was $675,000. In conjunction with the issuance of the preferred stock, the Company also issued to the Investor a warrant to purchase 67,500 shares of common stock at $1.309 per share exercisable through March 2005. The Company received net cash proceeds of $183,519 after giving effect to a $225,000 discount to the face amount of the preferred stock, offering costs of $16,481, and repayment of $250,000 of notes outstanding to the Investor.

         The fair value assigned to the beneficial conversion feature of the 6,750 Series A shares was $141,000. The $141,000 fair value of the conversion feature is analogous to a dividend and was immediately recognized as a return to the preferred stockholder since the Series A shares were immediately convertible into common stock.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001


NOTE H - STOCKHOLDERS' EQUITY - CONTINUED

         Issuances of Series A 9% Convertible Preferred Stock - Continued

         The Series A shares issued in 1999 are convertible into shares of common stock at a conversion price equal to the lesser of: (a) $1.10, or (b) a 22% discount to the average closing price of the Company's common stock of the five days prior to conversion. The Series A shares issued in 2000 are convertible into shares of common stock at a conversion price equal to the lesser of (a) $1.169 or (b) a 22% discount to the average closing price of the Company's common stock of the five days prior to conversion. The conversion prices are subject to adjustment in the event the Company issues additional common stock options, warrants or other convertible securities without consideration, or for consideration per share less than the effective conversion price in effect on the date of issuance, as defined.

         In conjunction with the issuance of the Series B Preferred Stock, all previously issued shares of Series A Preferred Stock were retired and canceled and became authorized but unissued shares of preferred stock.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001


NOTE H - STOCKHOLDERS' EQUITY - CONTINUED

         Warrants

         The Company has issued warrants to certain creditors, investors, underwriters and consultants. A summary of warrant activity is as follows:

                                                                                                    Exercisable
                                                                     Price per      Expiration      at December
                                                   Outstanding         share           date          31, 2001
                                                  ------------     ------------    ------------    ------------
           Balance, December 31, 1998                  639,716                                          413,216

                Granted in connection with
                    issuance of Series A
                    preferred stock                    131,250             1.20            2004         131,250
                Sold to outside investors              320,000        0.84-1.00            2002         320,000
                Expired                                (92,500)       1.00-3.00              --              --
                                                  ------------                                     ------------

           Balance, December 31, 1999                  998,466                                          864,466

                Granted in connection with
                    issuance of Series A
                    preferred stock                     67,500             1.31            2005          67,500
                Granted to acquire software            400,000             1.00            2004         400,000
                Granted to consultants                  50,000             1.00            2005          50,000
                                                  ------------                                     ------------

           Balance, December 31, 2000                1,515,966                                        1,381,966

                Granted in connection with 10%
                    secured convertible  note
                    payable                          4,000,000             1.00            2006       4,000,000

                Granted to consultants                 295,932        0.38-1.00            2006         295,932
                                                  ------------                                     ------------

           Balance, December 31, 2001                5,811,898                                        5,677,898
                                                  ============                                     ============

           Exercised through December
                31, 2001                                                                                  7,500
                                                                                                   ============

         The estimated fair value of the warrants granted during 1999, 2000 and 2001 was $54,000, $220,500 and $1,171,000, respectively.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001


NOTE I - STOCK-BASED COMPENSATION

         1996 Stock Option Plan

         During 1996, the Board of Directors and stockholders of the Company adopted the 1996 Stock Option Plan (the 1996 Plan). Under the 1996 Plan, 750,000 shares of common stock are reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 100% of fair market value for incentive stock options and 50% for all others. The term of stock options granted may not exceed ten years. Options issued under the Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined, all options outstanding vest immediately. The Plan terminates in May 2006.

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

         Non-Plan Stock Options

         Periodically, the Company has granted options outside of the 1996 and 1999 Plans to various employees and consultants. In the event of change in control, as defined, certain of the non-plan options outstanding vest immediately.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001


NOTE I - STOCK-BASED COMPENSATION - CONTINUED

         Summary of Option Information

         Information summarizing option activity is as follows:

                                                         Number of shares                                       Weighted
                                          ------------------------------------------------       Range of       average
                                           1996          1999         Non-                       exercise       exercise
                                           plan          plan         Plan         Total          prices          price
                                         ---------    ---------     ---------    ---------    --------------   ----------
             Balance, December 31, 1998    474,334           --       498,000      972,334    $ 1.00 - 10.75   $     3.74

                  Granted                  300,000      885,548       540,000    1,725,548       .50 -  1.00          .91
                  Exercised                (26,000)          --            --      (26,000)     1.00 -  1.13         1.10
                  Expired or canceled     (278,009)          --            --     (278,009)     1.13 - 10.75         3.74
                                         ---------    ---------     ---------    ---------

             Balance, December 31, 1999    470,325      885,548     1,038,000    2,393,873       .50 - 10.75         1.73

                  Granted                       --      400,000       850,000    1,250,000       .27 -  1.22          .74
                  Relinquished            (185,610)    (222,000)           --     (407,610)      .88 -   .91          .89
                  Expired or cancelled    (170,335)    (446,879)     (407,000)  (1,024,214)      .88 - 10.75         1.80
                                         ---------    ---------     ---------    ---------

             Balance, December 31, 2000    114,380      616,669     1,481,000    2,212,049       .27 -  6.42         1.28

                  Granted                  276,000      840,000       730,000    1,846,000       .19 -   .46          .40
                  Expired or canceled           --           --      (230,000)    (230,000)      .27 -   .91          .54
                                         ---------    ---------     ---------    ---------

             Balance, December 31, 2001    390,380    1,456,669     1,981,000    3,828,049       .19 -  6.42          .86
                                         =========    =========     =========    =========
             Available for future grants,
                  December 31, 2001        266,620      543,331            NA      809,951
                                         =========    =========     =========    =========

         Additional information regarding outstanding options as of December 31, 2001 is as follows:

                                                                                  Shares exercisable under
                              Shares under outstanding options                      outstanding options
             --------------------------------------------------------------    -----------------------------
                                                                 Weighted
                                                 Weighted         average                         Weighted
                                                  average        remaining                        average
                 Range of        Number of       exercise          life           Number          exercise
             exercise prices      shares           price        (in years)     exercisable         price
             ---------------    -----------    ------------    ------------    -----------      -----------
               $ .27 -  .50      1,796,000     $        .30             6.3      1,156,000      $       .35
                 .63 -  .97      1,353,049              .76             4.6        501,049              .76
                1.00 - 3.00        626,000             2.22             1.6        626,000             2.22
                3.22 - 6.42         53,000             6.12             5.7         53,000             6.12

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001


NOTE I - STOCK-BASED COMPENSATION - CONTINUED

         Summary Option Information - Continued

         The weighted average fair value of options granted to employees and directors during 1999, 2000 and 2001 were $0.84, $0.69 and $0.15 per share, respectively. The fair value of each option grant is estimated as of the date of the grant using the Black-Scholes option-pricing model utilizing the same assumptions presented in the proforma compensation disclosure section below.

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

         During 1999, 2000 and 2001, options for 540,000, 570,000 and 276,000 shares, respectively, were granted to consultants and strategic partners. The estimated fair value of the options granted to consultants and strategic partners which vested during each year were $147,875, $323,984 and $1,387,000, respectively.

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

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001


NOTE I - STOCK-BASED COMPENSATION - CONTINUED

         Proforma Compensation Disclosure - Continued

         If compensation expense for the stock options granted had been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's proforma net loss and proforma loss per share would have been as follows:

                                                                                              January 7,
                                                                                             1993 (date of
                                                                                              inception)
                                                    Years ended December 31,                    through
                                         ----------------------------------------------      December 31,
                                             1999             2000            2001               2001
                                         ------------     ------------     ------------     ------------
           Net loss
                As reported              $ (3,428,357)    $ (3,130,353)    $ (2,283,774)    $(18,339,455)
                Proforma                   (3,760,357)      (3,313,353)      (2,480,774)     (18,536,455)

           Loss applicable to
                common stockholders
                    As reported          $ (3,769,957)    $ (3,437,678)    $ (2,834,252)    $(19,538,758)
                    Proforma               (4,101,957)      (3,620,578)      (3,031,252)     (19,735,758)

           Basic and diluted loss per
                common share
                    As reported          $       (.45)    $       (.36)    $       (.26)    $      (2.86)
                    Proforma                     (.49)            (.38)            (.28)           (2.89)

         In determining the proforma compensation cost of the options granted, the fair value of each grant was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to determine the fair value of each grant included the following weighted average assumptions:

                                                               1999               2000              2001
                                                           ------------       ------------      ------------
           Risk free interest rate                             6.30 %              5.00 %           3.50 %
           Expected life of options (in years)                 4.00                4.00             3.00
           Expected dividends                                    --                  --               --
           Volatility of stock price                            187 %             1,655 %            175 %

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001


NOTE J - INCOME TAXES

         Deferred taxes are due to income tax credits and net operating loss carryforwards, and to the temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of deferred taxes are as follows at December 31:

                                                           2000             2001
                                                       ------------     ------------
           Short-term items:
                Allowances for doubtful receivables    $         --     $         --
                Accrued compensation                         46,000           13,000
                Accrued penalties                           272,000               --
                Accrued interest                             91,000               --
           Long-term items:
                Depreciation and other                 $     10,000               --
                Accrued interest                                 --           15,000
                Income tax credits                           97,000          112,000
                Net operating loss carryforwards          5,205,000        6,726,000
                                                       ------------     ------------

           Less valuation allowances                     (5,721,000)      (6,866,000)
                                                       ------------     ------------

                                                       $         --     $         --
                                                       ============     ============

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

         The Company has federal and Minnesota net operating loss carryforwards of approximately $18,155,000 and $9,330,000, respectively, as of December 31, 2001. These operating losses expire between 2008 and 2021. Net operating loss carryforwards may be subject to the limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001


NOTE K - RELATED PARTY TRANSACTIONS

         In addition to the transactions with the Investor discussed in Notes D, E, F and H, a summary of significant related party transactions is as follows:

                                                                                            January 7,
                                                                                          1993 (date of
                                                                                            inception)
                                                         Years ended December 31,            through
                                                  -------------------------------------    December 31,
                                                     1999          2000         2001           2001
                                                  ----------    ---------     ----------    ----------
        Sales to:
             Stockholder                          $   10,000    $       --            --    $  629,000
             Entity partially owned by
                 Company                                  --            --            --       209,000
             Entity related to underwriter
                 and holder of options                    --            --            --       244,900
        Purchase of optics technology from
             stockholder                                  --            --            --       117,000
        Purchase of component parts from
             entity owned by stockholder and
             director                                     --            --            --       308,800
        Rent, assembly, and design
             services purchased from affiliate            --            --            --        77,000
        Equipment purchased from stockholder              --            --            --         5,000
        Payment for development services and
             other from entity related to
             underwriter and holder of options       138,600            --            --       138,600
        Sale of investment to director               190,000            --            --       190,000

NOTE L - FAIR VALUES OF FINANCIAL INSTRUMENTS

         The Statement of Financial Accounting Standards Board No. 107 "Disclosures about Fair Value of Financial Instruments" (SFAS 107) requires disclosure of the estimated fair value of an entity's financial instruments. Such disclosures, which pertain to the Company's financial instruments, do not purport to represent the aggregate net fair value of the Company. At December 31, 2000 and 2001, the carrying value of all material financial instruments, for which it is practicable to estimate the fair value, approximated fair value because of the short maturity of those instruments.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001


NOTE M - SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

                                                                                                January 7,
                                                                                               1993 (date of
                                                                                                inception)
                                                             Years ended December 31,             through
                                                      --------------------------------------   December 31,
                                                         1999          2000          2001          2001
                                                      ----------    ----------    ----------    ----------
           Cash paid for:
                Interest                              $       --    $       --    $       --    $   28,544

           Noncash Financing Activities:
                Conversion of short-term notes,
                    accrued interest and
                    penalties into long-term
                    notes and debentures                      --            --     4,567,546     4,567,546
                Conversion of convertible
                    debentures, bridge notes, and
                    accrued interest into common
                    stock                              1,342,000       550,000       513,801     2,584,968
                Accretion of preferred stock
                     beneficial conversion feature       285,000       141,000       451,000       877,000
                Issuance of Series B preferred
                    stock in exchange for Series
                    A preferred stock and
                    cumulative dividends in
                    arrears, thereon                          --            --       281,049       281,049
                Issuance of common stock in
                    exchange for Series A
                    preferred stock and
                    cumulative dividends in
                    arrears, thereon                          --            --        24,922        24,922
                Issuance of preferred stock
                    effected through
                    reduction of debt                    100,000       250,000            --       350,000
                Unearned compensation
                    reversal related to
                    employee terminations                 42,920            --            --       227,111
                Common stock repurchases
                    offset by a reduction in
                    amounts billed to Jasper
                    for research and
                    development                               --            --            --       170,174
                Offset deferred offering costs
                    against proceeds of
                    initial public offering,
                    and other                                 --            --            --       159,021

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001


NOTE N - RECLASSIFICATIONS

         Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation. These reclassifications had no effect on the previously reported net loss or stockholders' deficit.

NOTE O - EVENTS OCCURRING SUBSEQUENT TO DECEMBER 31, 2001

         In February 2002, the Company's shareholders approved amendments to its articles of incorporation which increased the number of authorized shares of common stock from 20,000,000 to 60,000,000 and changed the Company's name from SAC Technologies, Inc. to BIO-key International, Inc. Also in February 2002, the Investor converted $100,000 of the 5% Convertible Debenture into 156,740 shares of the Company's common stock.