Form 10QSB
period 2002-03-31
BIO KEY INTERNATIONAL INC
filed 2002-05-14
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2002

       [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-13463



                           BIO-KEY INTERNATIONAL, INC.

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

                                 (651) 687-0414

                           (ISSUER'S TELEPHONE NUMBER)



         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

         Shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of May 9, 2002: 12,685,209.

                           BIO-KEY INTERNATIONAL, INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

     Item 1 - Financial Statements

          Balance sheets as of December 31, 2001 and March 31, 2002............3

          Statements of operations for the three months ended
              March 31, 2001 and 2002, and January 7, 1993 (date of
              inception) through March 31, 2002................................4

          Statements of cash flows for the three months ended March 31, 2001 and 2002, and January 7, 1993 (date of inception)
          through March 31, 2002...............................................5

          Notes to interim financial statements................................6

     Item 2 - Management's Discussion and Analysis and Plan of Operations.....10

PART II. OTHER INFORMATION

     Item 1  -  Legal proceedings.............................................18
     Item 2  -  Changes in Securities and Use of Proceeds.....................18
     Item 3  -  Defaults Upon Senior Securities...............................18
     Item 4  -  Submission of Matters to a Vote of Security Holders...........18
     Item 5  -  Other Events..................................................18
     Item 6  -  Exhibits and Reports on Form 8-K..............................18

                           BIO-Key International, Inc.
                    (a Corporation in the Development Stage)
                                 BALANCE SHEETS

                                                                     December 31,       March 31,
                                                                         2001             2002
                                                                     ------------     ------------
                  ASSETS                                                               (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                          $    514,970     $    111,419
  Prepaid expenses                                                        206,634          228,520
                                                                     ------------     ------------

          Total current assets                                            721,604          339,939

EQUIPMENT AND FURNITURE AND FIXTURES - AT COST,
     less accumulated depreciation                                             --               --

OTHER ASSETS                                                               41,706          108,961
                                                                     ------------     ------------

                                                                     $    763,310     $    448,900
                                                                     ============     ============

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                $    238,496     $    380,587
     Accrued liabilities                                                   90,575          225,298
                                                                     ------------     ------------

          Total current liabilities                                       329,071          605,885


LONG-TERM OBLIGATIONS, net of discount                                  4,331,238        4,565,192

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock - authorized, 5,000,000 shares
          of $ .01 par value (liquidation preference of
             $100 per share)
          Series B 9% Convertible; issued and outstanding, 21,430
             Shares as of December 31, 2001 and March 31, 2002                214              214
Common stock - authorized, 60,000,000 shares
          of $.01 par value; issued and outstanding,
          12,528,469 and 12,685,209 shares, respectively                  125,285          126,852
Additional contributed capital                                         15,538,025       15,762,855
Deficit accumulated during the development stage                      (19,560,523)     (20,612,098)
                                                                     ------------     ------------
                                                                       (3,896,999)      (4,722,177)
                                                                     ------------     ------------

                                                                     $    763,310     $    448,900
                                                                     ============     ============

See accompanying notes to interim financial statements.

                           BIO-Key International, Inc.
                    (a Corporation in the Development Stage)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                January 7,
                                                                                1993 (date
                                                                               of inception)
                                                     Three months                 through
                                                    ended March 31,              March 31,
                                             -----------------------------     ------------
                                                 2001             2002             2002
                                             ------------     ------------     ------------
Revenues
     Product sales                           $         --     $         --     $    577,384
     Licensing fees                                    --               --          100,000
     Reimbursed research
       and development                                 --               --          284,506
     Technical support
       and other services                              --               --          429,885
                                             ------------     ------------     ------------
                                                       --               --        1,391,775
Costs and other expenses
     Cost of product sales                             --               --        1,736,895
     Cost of technical support
       and other services                              --               --          237,317
     Selling, general
       and administrative                         414,426          504,731       11,935,865
     Research, development
       and engineering                            279,367          287,462        6,093,587
                                             ------------     ------------     ------------
                                                  693,793          792,193       20,003,664
                                             ------------     ------------     ------------
         Operating loss                          (693,793)        (792,193)     (18,611,889)

Other income (expense)
     Interest income and other                     (5,836)          (1,045)         510,181
     Interest expense                             (48,106)         260,427       (1,589,572)
                                             ------------     ------------     ------------
                                                  (53,942)        (259,382)      (1,079,391)
                                             ------------     ------------     ------------
     Loss before extraordinary gain          $   (747,735)      (1,051,575)     (19,691,280)

Extraordinary gain - troubled
     payable reduction                                 --               --          300,250
                                             ------------     ------------     ------------


         NET LOSS                            $   (747,735)    $ (1,051,575)    $(19,391,030)
                                             ============     ============     ============

Loss applicable to
  common shareholders

  Net loss                                   $   (747,735)    $ (1,051,575)    $(19,391,030)

Preferred stock dividends
  and accretion                                        --               --       (1,199,303)
                                             ------------     ------------     ------------
Loss applicable to common
  stockholders                               $   (747,735)    $ (1,051,575)    $(20,590,333)
                                             ============     ============     ============
Basic and diluted loss
  Per common share                           $       (.07)    $       (.08)    $      (2.77)

Preferred stock dividends
  and accretion                                      (.00)              --             (.17)
                                             ------------     ------------     ------------
Loss per
  common share                               $       (.07)    $       (.08)    $      (2.94)
                                             ============     ============     ============
Weighted average number of
  common shares outstanding                    10,282,083       12,500,228        6,985,121
                                             ============     ============     ============

See accompanying notes to interim financial statements

                           BIO-Key International, Inc.
                    (a Corporation in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 January 7,
                                                                                 1993 (date
                                                                                of inception)
                                                         Three Months              through
                                                        ended March 31,           March 31,
                                                ----------------------------    ------------
                                                    2001            2002            2002
                                                ------------    ------------    ------------
Cash flows from operating activities
     Net loss                                   $   (747,735)    $(1,051,575)   $(19,391,030)
     Adjustments to reconcile
       net loss to net cash used
       in operating activities:
           Depreciation                                7,986              --         242,913
           Amortization
            Unearned compensation                         --              --         193,333
            The intrinsic value of the
             beneficial conversion feature
             of the convertible debenture                 --         153,954         776,518
            Deferred financing costs                  21,069              --         426,397
     Write-down of inventory                              --              --         916,015
     Write-down of deferred
       financing costs                                    --              --         132,977
     Gain on sale of
       Inter-Con/PC stock                                 --              --        (190,000)
     Revenues realized due to offset
      of billings against a stock purchase                --              --        (170,174)
     Acquired research and development                    --              --         117,000
     Options and warrants issued for
      services and other                              13,320          94,397       1,495,417
     Other                                                --              --          34,684
     Change in assets and liabilities:
           Accounts receivable                         2,522              --             --
           Inventories                                    --              --        (916,015)
           Prepaid expenses                           13,036         (21,886)       (228,520)
           Accounts payable                          (20,589)        142,091         380,587
           Accrued Liabilities                       242,343         149,723       1,730,979
                                                ------------    ------------    ------------
     Net cash used in operations                    (468,048)       (533,296)    (14,448,919)

Cash flows from investing activities
           Capital expenditures                           --              --        (242,913)
           Proceeds from sales
             of Inter-Con/PC stock                        --              --         190,000
           Other                                      (2,132)           (255)        (41,961)
                                                ------------    ------------    ------------
     Net cash used in
       investing activities                           (2,132)           (255)        (94,874)

Cash flows from
  financing activities
     Net borrowings under
       short-term borrowing
       agreements                                    500,000              --       3,003,000
     Issuance of convertible
       bridge note                                        --              --         175,000
     Issuance of convertible
       Debentures and Long-Term notes                     --         180,000       3,020,000
     Issuance of warrants and
       convertible debentures discount                    --              --         830,000
     Deferred financing costs                             --         (50,000)       (362,977)
     Exercise of stock options and warrants               --              --         190,799
     Sales of common stock                                --              --       7,093,832
     Sale of preferred stock and assigned
       value of warrant                                   --              --         843,558
     Redemption of common stock                           --              --        (138,000)
                                                ------------    ------------    ------------
     Net cash provided by
       financing activities                          500,000         130,000      14,655,212
                                                ------------    ------------    ------------
Net increase (decrease) in
  cash and cash equivalents                           29,820        (403,551)        111,419

Cash and cash equivalents,
  at beginning of period                              48,830         514,970              --
                                                ------------    ------------    ------------
Cash and cash equivalents,
  at end of period                              $     78,650    $    111,419    $    111,419
                                                ============    ============    ============

See accompanying notes to interim financial statements.

                           BIO-Key International, Inc.
                    (a Corporation in the Development Stage)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                December 31, 2001, and March 31, 2002 (Unaudited)

1.       Unaudited Statements

         The accompanying unaudited interim financial statements have been prepared by BIO-Key International, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted.

         In the opinion of management, the accompanying unaudited interim financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the financial position and the results of its operations and cash flows for the periods presented. It is suggested that these interim financial statements are read in conjunction with the financial statements and the related notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

2.       Liquidity and Capital Resource Matters

         Broad commercial acceptance of the Company's technology is critical to the Company's success and ability to generate revenues. The Company has had no significant revenues to date, and has accumulated losses since inception of approximately 19,391,000 of which approximately 1,052,000 was incurred during 2002. As of March 31, 2002 there was a stockholders' deficit of approximately 4,722,000.

         The Company is in need of substantial additional capital. The Company is currently considering various alternatives related to raising additional capital including continued funding from an investment group and new funding from other sources. No assurance can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained to meet its needs, or that such financing would not be dilutive to existing shareholders.

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

                           BIO-Key International, Inc.
                    (a Corporation in the Development Stage)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                December 31, 2001, and March 31, 2002 (Unaudited)

4.       Prepaid Expenses

                                               December 31,        March 31,
                                                   2001              2002
                                                   ----              ----

         Consulting fees                       $   188,275       $   199,350
         Insurance                                  18,359            17,811
         Rent and other                                 --            11,359
                                               -----------       -----------
                                               $   206,634       $   228,520
                                               ===========       ===========

5.       Other Assets

                                               December 31,         March 31,
                                                   2001              2002
                                                   ----              ----

         Deferred financing costs              $        --       $    67,000
         Patents pending                            26,706            26,961
         Security deposits                          15,000            15,000
                                               -----------       -----------
                                               $    41,706       $   108,961
                                               ===========       ===========

         Deferred financing costs

         In March 2002, the company engaged an investment banking firm to advise the Company regarding rasing additional capital through the potential future issuance of the Company's equity, debt or convertible securities. The firm will be paid a nonrefundable retainer fee of $50,000 and has been granted a warrant to purchase 25,000 shares of the Company's common stock at an exercise price of $1.00 per share through the next four years. The estimated value of the warrant is $17,000.

6.       Accrued Liabilities

                                               December 31,        March 31,
                                                   2001              2002
                                                   ----              ----

         Interest                              $    42,509       $   148,982
         Compensation                               36,699            40,733
         Other                                      11,367            35,583
                                               -----------       -----------
                                               $    90,575       $   225,298
                                               ===========       ===========

7.       Long-term Obligations

         As part of the Company's November 2001 recapitalization transaction with an investor group (The Investor), the Investor agreed to provide up to $1,080,000 of additional financing (The Funding Agreement) in incremental monthly installments during the six-month period commencing March 1, 2002, subject to certain conditions. In March 2002, the Company received $180,000 and issued a note payable to the Investor. The terms of the note require the principal to be repaid on September 30,2003, interest to be accrued at 10%, payable semi-annually on April 30 and September 30 commencing September 30, 2002, and provides for conversion of principal and accrued interest into shares of the Company's common stock at a conversion price of $0.75 per share.

                           BIO-Key International, Inc.
                    (a Corporation in the Development Stage)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                December 31, 2001, and March 31, 2001 (Unaudited)

8.       Stockholders Equity

         Conversion of Debt into Common Stock

         All of the Company's notes payable to the Investor are convertible into shares of the Company's common stock. During the three-month period ended March 31, 2002, the Investor elected to convert $100,000 of debt into 156,740 shares of common stock.

         Increase in Number of Authorized Shares of Common Stock

         In February 2002, the Company's shareholders approved an amendment to its articles of incorporation which increased the number of authorized shares of common stock from 20,000,000 to 60,000,000.

         Options and Warrants

         The following summarizes option and warrant activity since December 31, 2001:

                                                                Number of Shares
                                       ------------------------------------------------------------------

                                          1996          1999          Non-
                                          Plan          Plan          Plan        Warrants       Total
                                       ----------    ----------    ----------    ----------    ----------
         Balance, December 31, 2001       390,380     1,456,669     1,981,000     5,811,898     9,639,947
                  Granted                      --        75,000            --       218,000       293,000
                  Cancelled                    --        75,000       168,000            --       243,000
                                       ----------    ----------    ----------    ----------    ----------
         Balance, March 31, 2002          390,380     1,456,669     1,813,000     6,029,898     9,689,947
                                       ----------    ----------    ----------    ----------    ----------
         Available for future
          grants,
         March 31, 2002                   266,620       543,331            --            --       809,951
                                       ==========    ==========    ==========    ==========    ==========

9.       Events Occurring Subsequent to March 31, 2002

         In April and May 2002 and pursuant to the Funding Agreement with the Investor discussed in Note 7, the Company has issued a series of notes payable totaling $430,000.

                           BIO-Key International, Inc.
                    (a Corporation in the Development Stage)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                December 31, 2001, and March 31, 2001 (Unaudited)


10.      Supplementary Disclosures of Cash Flow Information

                                                                                   January 7,
                                                                                 1993 (date of
                                                                                   inception)
                                                           Three months             through
                                                         Ended March 31,           March 31,
                                                  ----------------------------    ------------
                                                      2001            2002            2002
                                                  ------------    ------------    ------------
         Cash paid for:
                Interest                          $         --    $         --    $     28,544

           Noncash Financing Activities:
              Conversion of short-term notes,
                accrued interest and penalties
                into long-term notes
                and debentures                              --              --       4,567,546
              Conversion of convertible
                debentures, bridge notes, and
                accrued interest into common
                stock                                       --         100,000       2,684,968
              Accretion of preferred stock
                beneficial conversion feature               --              --         877,000
                issuance of Series B preferred
                stock in exchange for Series
                A preferred stock and
                cumulative dividends in
                arrears, thereon                            --              --         281,049
              Issuance of common stock in
                exchange for Series A
                preferred stock and
                cumulative dividends in
                arrears, thereon                            --              --          24,922
              Issuance of warrants or stock
                effected through
                reduction of debt                           --          32,000         382,000
              Unearned compensation
                reversal related to
                employee termination                        --              --         227,111
              Common stock repurchases
                offset by a reduction in
                amounts billed to Jasper
                for research and development                --              --         170,174
              Offset deferred offering costs
                against proceeds of
                initial public offering,
                and other                                   --              --         159,021

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

                    PRIVATE SECURITIES LITIGATION REFORM ACT

         The information contained in this Report on Form 10-QSB and in other public statements by the Company and Company officers include or may contain certain forward-looking statements. The words "may" "intend" and similar expressions used in this Report are intended to identify forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933 and Sections 21E of the U.S. Securities Exchange of 1934. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. These factors include, but are not limited to, the Company's ability to sucessfully develop and market its technology and to obtain additional financing as well as those risks described in detail in the Company's Annual Report on Form 10-KSB under the caption "Risk Factors". Should any of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statement.

         PLAN OF OPERATION

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

         This advanced BIO-key (TM) identification technology improves both the accuracy and speed of finger-based biometrics and is the only finger identification algorithm that has been certified by the International Computer Security Association(ICSA).

         Over the past two years, recognizing the growth in electronic commerce, private networks and related security concerns, the Company has actively positioned its technology for the licensing of a Web-based biometric authentication software solution to e-commerce and other companies conducting business over the Internet. This integrated solution involves the licensing of client and server based software to provide for reliable and cost effective user authentication in connection with the processing of e-commerce transactions or securing access to private networks.

         The Company has completed the development of its core technology, has commenced the marketing of its technology and expects to generate revenue from licensing arrangements during 2002.

         Although the Company has developed significant identification technology, it has not gained a meaningful commercial acceptance and the Company has only generated minimal revenue since inception. The Company did not generate any revenue during 2000 or 2001. The Company's business model, particularly the Web authentication initiative, represents a novel approach to Internet and network security which as of the date of this Report has not been adopted by any company conducting business over the Internet. There can be no assurance that there will be a demand for such a solution or that the Company will have the financial or other resources necessary to successfully market such a software solution.

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

         De-coupling of Technologies. In order to effectuate the Company's evolution from a hardware provider to a licensor of software solutions, the Company has modified its core Vector Segment Technology to make it easily adaptable to scanners other than its proprietary readers. In the past, the Company's identification algorithm had required the use of its own high resolution reader technology to provide for reliable identification applications. The further development of the Vector Segment Technology has allowed for the de-coupling of the core identification algorithm from the reader technology allowing the algorithm to be utilized with lower resolution and lower quality readers available from other manufacturers. VST has expanded its hardware independence capabilities with added scanner communications. The Company's finger identification technology is now completely hardware independent and can be integrated with virtually any finger reading devise. Enrollments or capture of an individual's biometric ID can be done on one type of scanner and looked-up or identified for a match on another type of scanner. This is a very unique capability in the biometric market and allows the Company's software to be used and integrated with almost any finger scanner hardware.

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

         SDK. The Company's SDK, a software developers toolkit, will be BioAPI compliant and can be deployed in both Internet and non-Internet applications (single PC or local area network). The BioAPI is a consortium of companies, including Intel and Hewlet Packard, seeking to establish a standard in the biometric market. The BIO-key SDK also supports a fuller, lower level control interface that may offer some integrators more control over their application interface.

         WEB-key(TM). WEB-key is a biometric identification/authentication solution designed to secure Web based applications through the use of a Web-based browser plug-in and a server side plug-in. WEB-key is designed to provide security and identification assuring that a remote user is in fact who they say they are without the need of a password, PIN, or smart card. WEB-key protects personal information such as credit card, address, account numbers and other private data by only disseminating such information upon the authorization of the owner of such information as determined by such person's fingerprint.

         BUSINESS STRATEGY

         The Company's initial goal was to develop automated fingerprint identification products which were portable, easily integrated with existing applications and affordable for mass commercialization and distribution through OEMs, distributors and to a lesser degree, system integrators in the computer network, general access control and other markets. This included the development of readers. During 1998 and 1999 the Company pursued an OEM licensing program and in 2000 the Company developed WEB-key an integrated Web based biometric authentication system.

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

         The Web-based server authentication application is an integrated solution involving the distribution of readers and the licensing of client and server based software to provide for reliable and cost effective user authentication in connection with the processing of transactions over the Internet. This solution is also intended to secure other Internet applications such as restricting access to specific Web pages, specific information contained on a Web-site or specific applications. The Company believes it has the opportunity to be the first supplier of a reliable high performance electronic identification and authorization solution which operates effectively without the aid of a personal identification number or password supplied by the user.

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

         RESEARCH AND DEVELOPMENT

         During fiscal years ended December 31, 2000 and 2001 the Company spent approximately $1,136,000 and $948,000, respectively, on research and development. These costs were principally funded through outside sources of equity and debt financing. During 2002, the Company's research and development effort will be focused on the continued evolution of its Web-based authentication solution and furthering the VST algorithm and SDK.

         EMPLOYEES AND CONSULTANTS

         The Company currently employs twelve (12) individuals on a full-time basis; six (6) in engineering, research and development, three (3) in finance and administration and three (3) in sales and marketing. The Company also utilizes four (4) consultants who provide marketing, engineering and management services to the Company. The Company anticipates retaining additional marketing personnel within the next twelve (12) months to execute its business plan.

         See the section below captioned "LIQUIDITY AND CAPITAL RESOURCES" for a discussion of the Company's financial resources and requirements.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AS COMPARED TO THREE MONTH ENDED MARCH 31,
2001

         Revenues

         The Company does not have significant sales revenue and generated no revenue during the three-month periods ended March 31, 2001 and March 31, 2002. The Company continues to deploy substantially all human and capital resources to executing its business plan targeted at Internet, intranet and electronic commerce security. As a result, the Company's limited resources were used to refine its technology to develop the applications needed to execute against the Company's business plan.

         Costs and Other Expenses

         The Company did not generate any revenue during the three-month periods ended March 31, 2002 and 2001 and, therefore, did not incur any cost of sales.

         Selling, general and administrative expenses increased $90,305 to $504,731 during the three months ended March 31, 2002 as compared to $414,426 for the corresponding period in 2001. Of the increase, approximately $247,000 was due to a increase in marketing costs as the Company focused on marketing its Web-based biometric authentication software solution and approximately $68,000 was due to an increase in professional services costs subsequent to the recapitalization transaction in November 2001. These were offset by an approximate $179,000 decrease of a non-cash accrual of penalties incurred for failing to file a registration statement for the Company's Series A convertible preferred stock, a decrease of approximately $27,000 due to a reduction in general and administrative operating costs, and approximately $19,000 was due to a reduction in salaries and wages for administrative personnel.

         Research, development, and engineering expenses increased $8,095 to $287,462 during the three months ended March 31, 2002 as compared to $279,367 for the corresponding period in 2001. Of the increase, approximately $81,000 was due to a increase in wages for development personnel and approximately $15,000 was due to an increase in general development and engineering costs. These were offset by an approximate $88,000 decrease in software sub-contracting costs.

         Other income and expense increased $205,440 to $259,382 during the three months ended March 31, 2002 as compared to $53,942 for the corresponding period in 2001. The increase was primarily due to an increase in interest costs associated with the November 2001 restructuring transaction, and new long-term borrowings of $180,000 in March 2002.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities during the three months ended March 31, 2002 was $533,296 compared to $468,048 during the three months ended March 31, 2001. The primary use of cash for both years was to fund the net loss. Net cash used in investing activities for the three months ended March 31, 2002 was $255 compared to net cash used in investing activities of $2,132 for the same period in 2001. Net cash provided by financing activities during the three months ended March 31, 2002 was $130,000 compared to $500,000 in the same period in 2001 and consisted primarily of long-term borrowing activities of $180,000 partially offset by costs related to capital raising efforts.

         Working capital decreased $658,479 during the three months ended March 31, 2002 to a deficit of $265,946 as compared to a surplus of $392,533 as of December 31, 2001. This decrease is primarily due to operating losses.

         Pursuant to the November 2001 recapitalization transaction with an investment fund (The Fund), the Company obtained $1,065,000 of additional financing through the issuance in 2001 of a secured convertible promissory note (The Secured Note). All existing promissory notes payable to the Fund together with all accrued and unpaid interest due thereon ($3,027,920) were cancelled and converted into the Secured Note. The Secured Note is due September 30, 2003, is secured by substantially all of the Company's assets, including its intellectual property, accrues interest at the rate of 10% per annum payable quarterly in arrears commencing September 30, 2002, may be prepaid without penalty and is convertible into shares of common stock at a conversion price of $0.75 per share. The security interest terminates upon the Company obtaining $5,000,000 of additional equity financing. In this transaction, the Company received net cash proceeds of $1,024,000 after giving effect to offering costs of $40,000.

         The Fund has agreed to provide up to $1,080,000 of additional financing in incremental monthly installments during the six-month period commencing March 1, 2002. Any such funding will be provided pursuant to a secured promissory note on the terms described above. The Fund's obligation to provide this financing is conditioned upon:

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

         Between March 13, 2002 and May 10, 2002 the company has obtained advances in the aggregate principal amount of $610,000. After the final advance has been made, the Company has agreed to file a registration statement covering the public resale of the shares of common stock issuable upon conversion of the secured promissory notes issued against each advance.

         The Company does not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

         Primarily all of the Company's interest expense is related to obligations due the Fund.

         As of the date of this Report the Company has minimal cash resources and is in need of substantial additional capital to maintain operations beyond August 2002. In this connection the Company has engaged a financial advisor to assist the company in raising additional capital. As of the date of this Report, the Company has not reached any definitive agreement with any potential investor regarding the specific terms of an investment in the Company. No assurance can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained to meet its needs, or that such financing would not be dilutive to existing stockholders. Management believes it will need $5,000,000 to $7,000,000 to execute its business plan and support operations through 2003.




                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceeding nor is it aware of any proceeding contemplated by any governmental authority involving the Company.

ITEM 2.  CHANGES IN SECURITIES

         On March 22, 2002, the Company issued a four-year warrant to purchase 25,000 shares of common stock to Punk, Ziegel & Company, L.P., a financial advisory firm, at an exercise price of $1.00 per share. The warrant is immediately exercisable and was issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder without payment of underwriting discounts or commissions to any person.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER EVENTS

         None

ITEM 6.  EXHIBITS

         (a)      Reports on Form 8-K

                  None.

                                  SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2002                 BIO-Key International, Inc.


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