Form 10KSB/A
period 2001-12-31
BIO KEY INTERNATIONAL INC
filed 2002-05-29
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1


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

                                 (651) 687-0414
                             ----------------------
                 ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE.

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


         BIO-key has pioneered the development of high performance automated finger identification technology that can be used without the aide of non-automated methods of identification such as a personal identification number
(PIN), password, token, smart card, ID card, credit card, passport, drivers license or other form of possession based or knowledge based identification.


         This advanced BIO-key(TM) identification technology improves both the accuracy and speed of finger-based biometrics and is the only finger identification algorithm that has been certified by the International Computer Security Association (ICSA). The Company's proprietary biometric technology scans a person's fingerprint and identifies a person typically within a few seconds without the use of any other identifying data. The Company believes that its fingerprint identification technology will have a broad range of possible applications relating to information security and access control, including:


         *        Securing Internet sites, Web pages and electronic transactions
         *        Securing access to private networks
         *        Securing access to building and restricted areas


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

         To date, the Company has engaged in limited marketing of its technology and has generated minimal sales, principally to the general access control and computer network security markets. The Company competes in a new and evolving market and offers a novel software solution. For these reasons, the sales cycle is long and the Company has yet to generate any significant revenue.



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


         SDK. The Company's SDK, a software developers toolkit, will be BioAPI compliant and can be deployed in both Internet and non-Internet applications (single PC or local area network). The BioAPI is a consortium of companies, including Intel and Hewlett-Packard, seeking to establish a standard in the biometric market. The BIO-key SDK also supports a fuller, lower level control interface that may offer some integrators more control over their application interface.


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

BUSINESS STRATEGY

         The Company's initial goal was to develop automated fingerprint identification products which were portable, easily integrated with existing applications and affordable for mass commercialization and distribution through OEMs, distributors and to a lesser degree, system integrators in the computer network, general access control and other markets. This included the development of the proprietary readers. During 1998 and 1999 the

Company pursued an OEM licensing program and in 2000 the Company developed WEB-key an integrated Web based biometric authentication system.

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

WEB BASED BIOMETRIC AUTHENTICATION SOLUTION (WEB-KEY(TM)).


         The Company's primary initiative is the licensing of WEB-key(TM), its Web-based, Internet ready three tiered Internet application architecture software security solution. The Company licenses WEB-key(TM) as an integrated solution for securing e-commerce, e-business, and web-based transaction applications, or as a systems developer kit (SDK) for integration into other applications. WEB-key is available for licensing and during 2002, the Company commenced a direct selling effort.


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


         The Web based server authentication application is an integrated solution involving the distribution of readers and the licensing of client and server based software to provide for reliable and cost effective user authentication in connection with the processing of transactions over the Internet. This solution is also intended to secure other Internet applications such as restricting access to specific Web pages, specific information contained on a Web-site or specific applications. The Company believes it has the opportunity to be the first supplier of a reliable electronic identification and authorization solution which operates effectively without the aid of a personal identification number or password supplied by the user.

         Architecture. WEB-key provides an easy-to-use and secure method for granting users access via the Internet to proprietary information residing on remote servers.


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


         The current solution to these issues is the association of passwords and PIN numbers with individuals. This solution requires employees or users to remember or retain a growing number of keys cards, passwords and PIN numbers and employers or Internet companies to periodically change passwords and PIN numbers to maintain their integrity. Since such information can be stolen or shared, they provide no assurance that the user is actually who they claim to be. WEB-key has been designed to address each of these concerns. The Company believes that replacement of traditional passwords presents a substantial market opportunity. The Company's technology could virtually replace and eliminate the need for passwords and the associated administrative costs while providing a higher assurance of identity security and user convenience. Government, aviation/transportation and enterprise security present significant additional opportunities.


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


         The Company competes in a new and evolving market and offers a novel software solution. For these reasons, the sales cycle is long and the Company has yet to generate any significant revenue.


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

         Part of the Company's technology consists of software or hardware implementations of software ("firmware"). The Company intends to take measures to ensure copyright protection for its software and firmware releases prior to distribution. Where possible, the firmware/software is serialized in an attempt to ensure that only matched sets will function together. This provides both a mechanism to combat cloning of the Company's products and a method for standardizing products. The Company believes it has developed common law trademark rights in the terms SACMan(TM), SACcat(TM), SAC_Remote(TM), BIO_Key(TM), SACSecure(TM), SACcipher--, WEB-key(TM) and SACbook(TM) and has filed federal trademark applications. The Company does not claim any additional trademarks.

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

         We have met our working capital requirements through financing transactions involving the public or private placement of our securities. We do not expect our current working capital to support our operations beyond August 2002 and we are in need of substantial additional capital to fund operations. Since our inception, we have not generated any significant revenue and have experienced substantial losses, including $2,283,774 during 2001. We also have limited working capital and a negative net worth. As a result of these factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2001 as to the substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared in accordance with accounting principals generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

WE ARE DEVELOPMENT STAGE COMPANY, HAVE GENERATED MINIMAL REVENUE AND HAVE SUSTAINED SUBSTANTIAL OPERATING LOSSES. WE EXPECT LOSSES TO CONTINUE WHICH WILL REQUIRE US TO RAISE ADDITIONAL CAPITAL TO CONTINUE OPERATIONS.


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




         WE NEED SUBSTANTIAL ADDITIONAL FINANCING TO EXECUTE OUR BUSINESS PLAN WHICH MAY NOT BE AVAILABLE. IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS.


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


         OUR OUTSTANDING 5% DEBENTURE AND PREFERRED STOCK ARE CONVERTIBLE INTO SHARES OF COMMON STOCK AT A DISCOUNT TO THE TRADING PRICE AT THE TIME OF CONVERSION. IF THE TRADING PRICE OF OUR COMMON STOCK DECLINES, THESE SECURITIES WILL BE CONVERTED INTO A GREATER NUMBER OF SHARES RESULTING IN SUBSTANTIAL DILUTION TO OUR EXISTING SHAREHOLDERS WHICH COULD HAVE A SIGNIFICANT NEGATIVE EFFECT ON THE TRADING PRICE OF OUR COMMON STOCK.

         Our 5% debenture and preferred stock are convertible into shares of common stock at a per share conversion price equal to the lesser of $.75 or a 22% discount to the average of the closing bid prices of our common stock during the five trading days preceding conversion. As a result of these provisions, in the event the trading price of our common stock declines, we will be required to issue a greater number of shares of common stock upon conversion of the debenture and preferred stock. This could result in the issuance of a substantial number of additional shares resulting in substantial dilution to our existing shareholders. For example, if the trading price of our common stock declines from $.92 to $.50, we would be required to issue 265,846 additional shares of common stock upon conversion of the debenture and 2,637,839 additional shares of common stock upon conversion of the preferred stock. The issuance of these additional shares could have a substantial negative effect on the trading price of our common stock.

         The terms of the debenture and preferred stock prohibit the holder from converting these securities into common stock if the conversion would result in the holder owing in excess of 4.99% of our outstanding shares. Although this limits the holder's right to convert these securities into more than 4.99% of our outstanding shares at any one time, it does not prevent the holder from immediately reselling all shares acquired upon conversion and then converting additional securities into up to an additional 4.99% of our outstanding shares. Accordingly, these provisions do not limit the number of shares we may be required to issue upon conversion of these securities. This will result in substantial dilution to our existing shareholders and could have a significant negative effect on the trading price of our common stock.

         OUR TECHNOLOGY HAS NOT GAINED MARKET ACCEPTANCE AND WE DO NOT KNOW WHETHER A MARKET WILL DEVELOP FOR OUR TECHNOLOGY IN THE FORESEEABLE FUTURE TO GENERATE ANY REVENUE.


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


         OUR SOFTWARE MAY CONTAIN DEFECTS WHICH WILL MAKE IT MORE DIFFICULT FOR US TO ESTABLISH AND MAINTAIN CUSTOMERS WHICH ARE NECESSARY TO GENERATE REVENUE.


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

         IN ORDER TO GENERATE REVENUE, WE ARE DEPENDENT UPON INDEPENDENT ORIGINAL EQUIPMENT MANUFACTURERS, SYSTEMS INTEGRATORS AND APPLICATION DEVELOPERS WHICH WE DO NOT CONTROL. AS A RESULT, IT MAY BE MORE DIFFICULT TO GENERATE SALES.


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


         As of December 31, 2001, 20,519,123 shares of our common stock were reserved for issuance upon exercise or conversion of the following securities:

               * 9,639,947 upon exercise of outstanding stock options and warrants.


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

         OUR OUTSTANDING 5% DEBENTURE AND PREFERRED STOCK ARE CONVERTIBLE INTO SHARES OF COMMON STOCK AT A DISCOUNT TO THE TRADING PRICE AT THE TIME OF CONVERSION. THESE CONVERSION PROVISIONS COULD CAUSE INVESTORS TO SHORT SELL OUR SHARES WHICH MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

         Our 5% debenture and preferred stock are convertible into shares of common stock at a per share conversion price equal to the lesser of $.75 or a 22% discount to the average of the closing bid prices of our common stock during the five trading days preceding conversion. As a result of these provisions, in the event the trading price of our common stock declines, we will be required to issue a greater number of shares of common stock upon conversion of the debenture and preferred stock. This could result in the issuance of a substantial number of additional shares resulting in substantial dilution to our existing shareholders. To the extent these factors are viewed negatively by the market, they may provide an incentive for persons to execute short sales of our common stock which could further adversely affect the trading price of our common stock. Since the holders of the 5% debenture and preferred stock receive additional shares upon conversion if the trading price of our common stock declines, they may have an incentive to execute short sales of our common stock. The agreement under which these securities were issued precludes the holder from executing short sales of our common stock except in the connection with a conversion of such securities.

         APPLICABLE SEC RULES GOVERNING THE TRADING OF "PENNY STOCKS" LIMITS THE TRADING AND LIQUIDITY OF OUR COMMON STOCK WHICH MAY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.


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

RECENT SALES OF UNREGISTERED SECURITIES.

         1. On November 22, 2001, the Company issued options and warrants to purchase an aggregate of 500,000 shares of common stock at an exercise price of $.3832 per share to certain consultants, including Benjamin Netanyahu, the former Prime Minister of Israel, in consideration of services rendered to the Company, 276,000 of which were issued under the Company's 1996 Option Plan. Under the terms of its agreement with the consultants the Company is obligated to pay additional fees to them based on sales generated as a result of their efforts. At Mr. Netanyahu's option, these fees are convertible into up to 575,000 shares of common stock, at a conversion price of $.3832 provided that such issuance does not cause Mr. Netanyahu to beneficially own in excess of 4.99% of the Company's outstanding common stock. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

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


OVERVIEW


         Historically, the Company's goal was to develop automated fingerprint identification products which were portable, easily integrated with existing applications and affordable for mass commercialization and distribution through Original Equipment Manufacturers ("OEM"s), distributors and to a lesser degree, system integrators in the computer network, general access control and other markets. This included the development of the proprietary readers. During 1998 and 1999, the evolution of the Company's technology allowed it to shift from providing biometric hardware to developing and licensing biometric identification IT security and identity theft solution software.

         These solutions are built around the advanced capabilities of the Company's proprietary patent pending VST(TM) (Vector Segment Technology(TM)) algorithm. The Company has pioneered the development of automated, finger identification technology that can be used without the aide of non-automated methods of identification such as a personal identification (PIN), password, token, smart card, ID card, credit card, passport, drivers license or other form of possession based or knowledge based identification. This advanced BIO-key(TM) identification technology improves both the accuracy and speed of finger-based biometrics and is the only finger identification algorithm that has been certified by the International Computer Security Association (ICSA).


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

COSTS AND OTHER EXPENSES


         Selling, general and administrative expenses. Selling, general and administrative expenses decreased $534,402 to $1,318,465 during 2001 as compared to $1,852,867 in 2000. Of the decrease, approximately $117,869 related to a decrease in costs for administrative personnel, approximately $301,126 related to a decrease in costs associated with the services of an administrative consultant, approximately $256,212 related to a decrease in outside professional service charges, approximately $58,909 related to a decrease in general operating costs, and approximately $94,500 related to a decrease in the non-cash accrual of penalties incurred for failing to file a registration statement covering the public sale of common shares issuable upon conversion of the Company's Series A Convertible Preferred Stock. These amounts were offset by an increase of approximately $294,214 in sales and marketing costs associated with the implementation of the Company's revised business plan. In order to preserve its limited resources, the Company has reduced selling, general and administrative expenses from $2,151,466 to $1,318,465 during the past two years. Although the Company continues to closely monitor expenses to reduce overhead, it expects marketing expenses to increase as it continues to focus on generating revenue and does not expect to further materially reduce expenses during 2002.

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


         As of the date of this Report the Company has minimal cash resources and is in need of substantial additional capital to maintain operations beyond August 2002. Management is seeking to obtain additional financing through the issuance of additional debt or equity securities of the Company on a negotiated private placement basis to institutional and accredited investors. In this connection, in March 2002 the Company retained a financial advisory firm to assist the Company in raising additional capital. As of the date of this Report, the Company has not reached any definitive agreement with any potential investor regarding the specific terms of an investment in the Company.

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

-------------------------- ----------------- -----------------------------------
      NAME                       AGE                POSITIONS HELD
-------------------------- ----------------- -----------------------------------

-------------------------- ----------------- -----------------------------------
Jeffry R. Brown                   53         Chief Executive Office and Chairman
                                             of the Board of Directors
-------------------------- ----------------- -----------------------------------
H. Donald Rosacker, II            40         President, Director
-------------------------- ----------------- -----------------------------------
Gary E. Wendt                     60         Chief Financial Officer, Secretary
                                             and Director
-------------------------- ----------------- -----------------------------------
Jeffrey J. May                    41         Director
-------------------------- ----------------- -----------------------------------
Mira K. LaCous                    40         Vice President of Technology
-------------------------- ----------------- -----------------------------------

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

                           SUMMARY COMPENSATION TABLE

                                                                    SECURITIES
NAME AND PRINCIPAL             FISCAL                               UNDERLYING
POSITION                        YEAR       SALARY($)     BONUS($)    OPTIONS(#)
------------------             ------      ---------     --------   -----------
Jeffry R. Brown,(1)             2001        144,000          --      400,000
     Chief Executive Officer    2000         18,000          --      580,000

H. Donald Rosacker, II,(2)      2001         45,400          --      400,000
     President

Gary E. Wendt,                  2001         92,427          --           --
     Chief Financial Officer    2000         89,039          --           --
                                1999        100,274          --       97,000

Mira LaCous,(3)                 2001         99,984                  340,000
     Vice President of          2000         61,657      15,000      100,000
     Technology and Development

Barry M. Wendt,(4)              2001        119,463          --           --
     Former Chief Executive     2000        112,926          --           --
     Officer                    1999        128,440          --           --

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

================================================================================
                                INDIVIDUAL GRANTS
-------------------------------------------------------------------------------

                                    % OF TOTAL
                                      OPTIONS
                                     GRANTED TO   EXERCISE OR
                         OPTIONS    EMPLOYEES IN   BASE PRICE    EXPIRATION
          NAME          GRANTED(#)  FISCAL YEAR     ($/SH)          DATE
----------------------- ----------- ------------- ----------- -----------------

Jeffry R. Brown         400,000(1)      31.25        .20        June 30, 2008
----------------------- ----------- ------------- ----------- -----------------

H. Donald Rosacker, II  400,000(2)      31.25        .20        July 31, 2008
----------------------- ----------- ------------- ----------- -----------------

Mira LaCous             340,000(3)      26.56        .46      November 19, 2008
======================= =========== ============= =========== =================

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

=========================================================================================
                                       INDIVIDUAL GRANTS
-----------------------------------------------------------------------------------------

                                                                          VALUE OF
                                                     NUMBER OF         UNEXERCISED IN-
                                                    UNEXERCISED           THE-MONEY
                                                    OPTIONS AT        OPTIONS AT FISCAL
                       NUMBER OF SHARES           FISCAL YEAR-END          YEAR-END
                         ACQUIRED ON     VALUE       EXERCISABLE/        EXERCISABLE/
        NAME              EXERCISE      REALIZED  UNEXERCISABLE(#)   UNEXERCISABLE($)(1)
---------------------- ---------------- -------- ------------------ ---------------------
Jeffry R. Brown              --            --     716,667/313,333      314,198/117,000
---------------------- ---------------- -------- ------------------ ---------------------

Gary E. Wendt                --            --      144,280/29,100          5,601/1,746
---------------------- ---------------- -------- ------------------ ---------------------

H. Donald Rosacker, II       --            --      88,332/311,668       64,482/227,518
---------------------- ---------------- -------- ------------------ ---------------------

Mira LaCous                  --            --     157,361/282,639       56,709/127,086
====================== ================ ======== ================== =====================

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

                                                    AMOUNT AND NATURE
                                                      OF BENEFICIAL          PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER                   OWNERSHIP(1)          OF CLASS(1)
------------------------------------                -----------------        -----------
Jeffry R. Brown
1285 Corporate Center Drive                             883,332(2)              6.5%
Suite No. 175
Eagan, MN 55121

Gary E. Wendt
1285 Corporate Center Drive                             556,555(3)              4.3%
Suite No. 175
Eagan, MN 55121

H. Donald Rosacker II
1285 Corporate Center Drive                             123,886(4)               *
Suite No. 175
Eagan, MN 55121

Jeffrey J. May
1285 Corporate Center Drive                              75,000(5)               *
Suite No. 175
Eagan, MN 55121

Mira LaCous
1285 Corporate Center Drive                             219,166(6)              1.7%
Suite No. 175
Eagan, MN 55121

Barry M. Wendt
c/o SAC Technologies, Inc.                              960,800                 7.6%
1285 Corporate Center Drive
Suite No. 175
Eagan, MN 55121

Richard T. Fiskum
28690 660th Avenue                                    1,237,500                 9.8%
Litchfield, MN 55355

N. Deanne Wittig and Richfield Bank & Trust Co.,
Co-Trustees under the Will dated October 23, 1998,
The Qualified Property Marital Trust II(7)            1,237,500                 9.8%
10264 Scarborough Circle
Bloomington, MN   55437


All officers and directors as a group                 1,857,939                13.1%
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


(7) The voting and disposition of these shares are controlled by N. Dean Wittig and officers of Richfield Bank and Trust Co., as trustees.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EMPLOYMENT ARRANGEMENTS


         The Company has employment agreements with each of Jeffry R. Brown, H. Donald Rosacker II, Gary Wendt and Mira LaCous. Since Messrs Brown, Rosacker and Wendt comprise a majority of the Company's Board of Directors, they determine their own salaries and bonuses. During the past three fiscal years, with the exception of a signing bonus to Ms. LaCous, the Company has not paid any bonuses or increased the compensation of any of its executive officers. See "EXECUTIVE COMPENSATION - EMPLOYMENT AGREEMENTS." See "EXECUTIVE COMPENSATION - EMPLOYMENT AGREEMENTS."


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

CONSULTING AGREEMENT WITH BARRY WENDT


         In connection with Barry Wendt's resignation as the Chief Executive Officer of the Company on July 1, 2001, the Company and Barry Wendt entered into a consulting agreement pursuant to which Mr. Wendt served as a technology advisor to the Company until January 31, 2002. Under the Consulting Agreement, the Company paid consulting fees of $63,000 to Barry Wendt and reimbursed him for out-of-pocket expenses. The fees paid to Barry Wendt were the result of negotiation after considering his unique knowledge and expertise of the Company's technology.



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



       10.1          SAC Technologies, Inc. 1996 Stock Option     Incorporated by reference to Exhibit 10.1 to
                     Plan                                         the Registration Statement
-------------------- -------------------------------------------- -----------------------------------------------

-------------------- -------------------------------------------- -----------------------------------------------
       10.2          Employment Agreement by and between Gary     Incorporated by reference to Exhibit 10.5 to
                     E. Wendt and the Company dated as of May     the Registration Statement
                     10, 1996 (with Non-Competition Letter
                     effective May 10, 1996 Attached as Exhibit
                     A)
-------------------- -------------------------------------------- -----------------------------------------------
       10.3          Amendment No. 1 to the SAC Technologies,     Incorporated by reference to Exhibit 10.23 to
                     Inc. 1996 Stock Option Plan                  the 1999 10-KSB
-------------------- -------------------------------------------- -----------------------------------------------
       10.4          SAC Technologies, Inc. 1999 Stock Option     Incorporated by reference to Exhibit 10.24 to
                     Plan                                         the 1999 10-KSB
-------------------- -------------------------------------------- -----------------------------------------------
       10.5          Employment Agreement dated November 3,       Incorporated by reference to Exhibit 10.25 to
                     2000 by and between the Registrant and       the Registrant's Quarterly Report on Form
                     Jeffry R. Brown                              10-QSB for quarter ended September 30, 2000
                                                                  (the "September 30, 2000 10-QSB")
-------------------- -------------------------------------------- -----------------------------------------------
       10.6          Option to Purchase 280,000 shares of         Incorporated by reference to Exhibit 10.26 to
                     Common Stock issued to Jeffry R. Brown       the September 30, 2000 10-QSB
-------------------- -------------------------------------------- -----------------------------------------------
       10.7          Non-Qualified Stock Option Agreement Under   Incorporated by reference to Exhibit 10.27 to
                     the Registrant's 1999 Stock Option Plan to   the September 30, 2000 10-QSB
                     purchase 300,000 shares of Common Stock
                     issued to Jeffry Brown
-------------------- -------------------------------------------- -----------------------------------------------
       10.8          Consulting Agreement dated July 1, 2001 by   Incorporated by reference to Exhibit 10.28 to
                     and between the Registrant and Barry M.      the June 30, 2001 10-QSB
                     Wendt
-------------------- -------------------------------------------- -----------------------------------------------
       10.9          Option to purchase 400,000 shares of         Incorporated by reference to Exhibit 10.29 to
                     common stock issued to Jeffrey R. Brown      the June 30, 2001 10-QSB
-------------------- -------------------------------------------- -----------------------------------------------
       10.10         Employment Agreement dated August 1, 2001    Incorporated by reference to Exhibit 10.30 to
                     by and between the Registrant and H.         the June 30, 2001 10-QSB
                     Donald Rosacker II
-------------------- -------------------------------------------- -----------------------------------------------
       10.11         Funding Agreement by and between the         Incorporated by reference to Exhibit 10.31 to
                     Registrant and The Shaar Fund dated          the November 20, 2001 8-K
                     November 26, 2001
-------------------- -------------------------------------------- -----------------------------------------------
       10.12         Registration Rights Agreement by and         Incorporated by reference to Exhibit 10.32 to
                     between The Shaar Fund dated November 26,    the November 20, 2001 8-K
                     2001
-------------------- -------------------------------------------- -----------------------------------------------
       10.13         Exchange Agreement by and between the        Incorporated by reference to Exhibit 10.33 to
                     Registrant and The Shaar Fund dated          the November 20, 2001 8-K
                     November 26, 2001
-------------------- -------------------------------------------- -----------------------------------------------
       10.14         Secured Note Due September 30, 2003          Incorporated by reference to Exhibit 10.34 to
                                                                  the November 20, 2001 8-K
-------------------- -------------------------------------------- -----------------------------------------------

-------------------- -------------------------------------------- -----------------------------------------------
       10.15         Restated 5% Convertible Debenture Due        Incorporated by reference to Exhibit 10.35 to
                     September 30, 2003                           the November 20, 2001 8-K
-------------------- -------------------------------------------- -----------------------------------------------
       10.16         No Interest Debenture Due September 30,      Incorporated by reference to Exhibit 10.36 to
                     2003                                         the November 20, 2001 8-K
-------------------- -------------------------------------------- -----------------------------------------------
       10.17         Warrant                                      Incorporated by reference to Exhibit 10.37 to
                                                                  the November 20, 2001 8-K
-------------------- -------------------------------------------- -----------------------------------------------
       10.18         Security Interest Provisions                 Incorporated by reference to Exhibit 10.38 to
                                                                  the November 20, 2001 8-K
-------------------- -------------------------------------------- -----------------------------------------------
       10.19         Employment Agreement by and between the      Incorporated by reference to Exhibit 10.39 to
                     Registrant and Mira LaCous dated November    the November 20, 2001 8-K
                     20, 2001
-------------------- -------------------------------------------- -----------------------------------------------
       10.20         Option to Purchase 140,000 Shares of         Incorporated by reference to Exhibit 10.40 to
                     Common Stock issued to Mira LaCous           the November 20, 2001 8-K
-------------------- -------------------------------------------- -----------------------------------------------
       23.1          Consent of Divine, Scherzer & Brody, Ltd.    Filed herewith
-------------------- -------------------------------------------- -----------------------------------------------



       25.1          Power of Attorney (included in the           Filed herewith
                     signature page to the Registration
                     Statement)
-------------------- -------------------------------------------- -----------------------------------------------

(b)      Reports on Form 8-K.

         On January 22, 2002 the Company filed a Form 8-K dated November 20, 2001 reporting Item 5 Other Events.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BIO-KEY INTERNATIONAL, INC.

Date: May 29, 2002                          /s/ Jeffry R. Brown
                                            -------------------


                                            Jeffry R. Brown,
                                            CHAIRMAN AND CHIEF EXECUTIVE OFFICER


         Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.



Signature                           Title                           Date


 /s/ H. Donald Rosacker, II                                         May 29, 2002
---------------------------
H. Donald Rosacker, II              President, Director

 /s/ Gary E. Wendt                  Chief Financial Officer,        May 29, 2002
---------------------------         Principal Accounting Officer
Gary E. Wendt

 /s/ Jeffrey J. May                                                 May 29, 2002
---------------------------
Jeffrey J. May                      Director

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
             Series B 9% Convertible; issued and outstanding, 21,430 shares
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

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                       STATEMENT OF STOCKHOLDERS' DEFICIT


                                                                    Series A 9% Convertible             Series B 9% Convertible
                                                                        Preferred Stock                      Preferred Stock
                                                                -------------------------------      ------------------------------
                                                                   Shares             Amount            Shares            Amount
                                                                ------------       ------------      ------------      ------------
  Sale of common stock January 7, 1993                                    --       $         --                 --      $         --
  Sale of common stock January 7, 1993 at $.02 per share                  --                 --                 --                --
  Redemption of director and officers common stock
    August 4, 1995 at $0 per share                                        --                 --                 --                --
  Sales of common stock August 4, 1995 through December
    22, 1995 at $.17 through $.24 per share                               --                 --                 --                --
  Redemption of common stock August 4, 1995 through
    December 22, 1995 at $.22 through $.24 per share                      --                 --                 --                --
  Issuance of detachable warrants on May 17, 1996, in
    connection with bridge financing arrangements,
    valued at $25,000, to purchase 100,000 shares of
    common stock at $1.00 per share                                       --                 --                 --                --
  Sales of common stock during June and July, 1996 at
    $1.00 per share, less offering costs of $124,663                      --                 --                 --                --
  Conversion of bridge notes plus accrued interest of
    $1,841 to common stock on June 28, 1996 at $1.00
    per share                                                             --                 --                 --                --
  Exercise of stock options and warrants                                  --                 --                 --                --
  Sales of common stock in February and March 1997 at
    $3.00 per share, less offering costs of $1,039,668                    --                 --                 --                --
  Issuance of warrants on March 24, 1997 to purchase
    25,000 shares of common stock at $3.00 per share                      --                 --                 --                --
  Issuance of stock options on April 13, 1998 to purchase
    100,000 shares of common stock at $8.46 per share                     --                 --                 --                --
  Fair market value of conversion feature on debenture
    issued June 30, 1998                                                  --                 --                 --                --
  Issuance of warrants on June 30, 1998 to purchase
    350,000 shares of common stock at $7.29 and $7.50
    per share                                                             --                 --                 --                --
  Issuance of stock options on April 1, 1998 and
    September 15, 1998 to purchase 423,000 shares of
    common stock at $3.00 to $6.42 per share                              --                 --                 --                --
  Unearned compensation grant                                             --                 --                 --                --
  Unearned compensation amortization                                      --                 --                 --                --
  Unearned compensation reversal related to employee
    terminations                                                          --                 --                 --                --
  Other                                                                   --                 --                 --                --
  Net loss                                                                --                 --                 --                --
                                                                ------------       ------------       ------------      ------------
Balance as of December 31, 1998                                           --                 --                 --                --

  Sale of stock warrants during September 1999 to
    purchase 320,000 shares of common stock at $.84
    - $1.00 per share                                                     --                 --                 --                --
  Unearned compensation amortization                                      --                 --                 --                --
  Unearned compensation reversal related to employee
    termination                                                           --                 --                 --                --
  Exercise of stock options                                               --                 --                 --                --
  Compensation element of stock option vesting to
    consultants                                                           --                 --                 --                --
  Issuance of preferred stock and warrant, less
    offering costs of $74,461                                         13,125                131                 --                --
  Accretion of preferred stock beneficial conversion
    feature                                                               --                 --                 --                --
  Conversion of debentures                                                --                 --                 --                --
  Net loss                                                                --                 --                 --                --
                                                                ------------       ------------       ------------      ------------
Balance as of December 31, 1999                                       13,125                131                 --                --

  Issuance of preferred stock and warrant, less
    offering costs of $16,481                                          6,750                 68                 --                --
  Accretion of preferred stock beneficial conversion
    feature                                                               --                 --                 --                --
  Conversion of debentures                                                --                 --                 --                --
  Issuance of stock options and warrants to
    nonemployees                                                          --                 --                 --                --
  Net loss                                                                --                 --                 --                --
                                                                ------------       ------------       ------------      ------------
Balance as of December 31, 2000                                       19,875                199                 --                --

  Conversion of Series A preferred stock and cumulative
    dividends in arrears to common stock                              (1,431)               (14)                --                --
  Issuance of Series B preferred stock in exchange for
    Series A preferred stock and dividends in arrears,
    less offering costs of $40,500                                   (18,444)              (185)            21,430               214
  Accretion of preferred stock beneficial conversion
    feature                                                               --                 --                 --                --
  Conversion of debentures and accrued interest to
    common stock                                                          --                 --                 --                --
  Fair value of beneficial conversion feature on debenture                --                 --                 --                --
  Issuance of stock options and warrants to nonemployees                  --                 --                 --                --
  Net loss                                                                --                 --                 --                --
                                                                ------------       ------------       ------------      ------------

Balance as of December 31, 2001                                           --       $         --             21,430      $        214
                                                                ============       ============       ============      ============


[WIDE TABLE CONTINUED FROM ABOVE]

                                                                          Common Stock                 Additional
                                                                -------------------------------        contributed
                                                                   Shares             Amount            capital
                                                                ------------       ------------       ------------
  Sale of common stock January 7, 1993                             3,150,000       $     31,500       $    (22,750)
  Sale of common stock January 7, 1993 at $.02 per share           1,350,000             13,500             11,500
  Redemption of director and officers common stock
    August 4, 1995 at $0 per share                                  (270,000)            (2,700)             2,700
  Sales of common stock August 4, 1995 through December
    22, 1995 at $.17 through $.24 per share                        1,237,500             12,376            262,624
  Redemption of common stock August 4, 1995 through
    December 22, 1995 at $.22 through $.24 per share              (1,350,000)           (13,500)          (265,324)
  Issuance of detachable warrants on May 17, 1996, in
    connection with bridge financing arrangements,
    valued at $25,000, to purchase 100,000 shares of
    common stock at $1.00 per share                                       --                 --             25,000
  Sales of common stock during June and July, 1996 at
    $1.00 per share, less offering costs of $124,663                 698,160              6,982            566,515
  Conversion of bridge notes plus accrued interest of
    $1,841 to common stock on June 28, 1996 at $1.00
    per share                                                        201,840              2,018            178,990
  Exercise of stock options and warrants                              73,367                733            183,159
  Sales of common stock in February and March 1997 at
    $3.00 per share, less offering costs of $1,039,668             2,420,000             24,200          6,196,132
  Issuance of warrants on March 24, 1997 to purchase
    25,000 shares of common stock at $3.00 per share                      --                 --             27,500
  Issuance of stock options on April 13, 1998 to purchase
    100,000 shares of common stock at $8.46 per share                     --                 --            352,650
  Fair market value of conversion feature on debenture
    issued June 30, 1998                                                  --                 --            525,000
  Issuance of warrants on June 30, 1998 to purchase
    350,000 shares of common stock at $7.29 and $7.50
    per share                                                             --                 --            432,000
  Issuance of stock options on April 1, 1998 and
    September 15, 1998 to purchase 423,000 shares of
    common stock at $3.00 to $6.42 per share                              --                 --            237,500
  Unearned compensation grant                                             --                 --            408,920
  Unearned compensation amortization                                      --                 --                 --
  Unearned compensation reversal related to employee
    terminations                                                          --                 --           (184,191)
  Other                                                                   --                 --             22,210
  Net loss                                                                --                 --                 --
                                                                ------------       ------------       ------------
Balance as of December 31, 1998                                    7,510,867             75,109          8,960,135

  Sale of stock warrants during September 1999 to
    purchase 320,000 shares of common stock at $.84
    - $1.00 per share                                                     --                 --             80,000
  Unearned compensation amortization                                      --                 --                 --
  Unearned compensation reversal related to employee
    termination                                                           --                 --            (42,920)
  Exercise of stock options                                           26,000                260             28,240
  Compensation element of stock option vesting to
    consultants                                                           --                 --             36,100
  Issuance of preferred stock and warrant, less
    offering costs of $74,461                                             --                 --            800,408
  Accretion of preferred stock beneficial conversion
    feature                                                               --                 --            285,000
  Conversion of debentures                                         1,569,390             15,694          1,326,306
  Net loss                                                                --                 --                 --
                                                                ------------       ------------       ------------
Balance as of December 31, 1999                                    9,106,257             91,063         11,473,269

  Issuance of preferred stock and warrant, less
    offering costs of $16,481                                             --                 --            433,451
  Accretion of preferred stock beneficial conversion
    feature                                                               --                 --            141,000
  Conversion of debentures                                           860,467              8,604            541,396
  Issuance of stock options and warrants to
    nonemployees                                                          --                 --            544,484
  Net loss                                                                --                 --                 --
                                                                ------------       ------------       ------------
Balance as of December 31, 2000                                    9,966,724             99,667         13,133,600

  Conversion of Series A preferred stock and cumulative
    dividends in arrears to common stock                             670,445              6,704             18,232
  Issuance of Series B preferred stock in exchange for
    Series A preferred stock and dividends in arrears,
    less offering costs of $40,500                                        --                 --            240,520
  Accretion of preferred stock beneficial conversion
    feature                                                               --                 --            451,000
  Conversion of debentures and accrued interest to
    common stock                                                   1,891,300             18,914            494,887
  Fair value of beneficial conversion feature on debenture                --                 --            113,000
  Issuance of stock options and warrants to nonemployees                  --                 --          1,086,786
  Net loss                                                                --                 --                 --
                                                                ------------       ------------       ------------

Balance as of December 31, 2001                                   12,528,469       $    125,285       $ 15,538,025
                                                                ============       ============       ============


[WIDE TABLE CONTINUED FROM ABOVE]

                                                                    Deficit
                                                                  accumulated         Deferred
                                                                   during the       compensation
                                                                  development        related to
                                                                     stage          stock options          Total
                                                                 ------------       ------------       ------------
  Sale of common stock January 7, 1993                           $     (8,747)      $         --       $          3
  Sale of common stock January 7, 1993 at $.02 per share                   --                 --             25,000
  Redemption of director and officers common stock
    August 4, 1995 at $0 per share                                         --                 --                 --
  Sales of common stock August 4, 1995 through December
    22, 1995 at $.17 through $.24 per share                                --                 --            275,000
  Redemption of common stock August 4, 1995 through
    December 22, 1995 at $.22 through $.24 per share                  (29,350)                --           (308,174)
  Issuance of detachable warrants on May 17, 1996, in
    connection with bridge financing arrangements,
    valued at $25,000, to purchase 100,000 shares of
    common stock at $1.00 per share                                        --                 --             25,000
  Sales of common stock during June and July, 1996 at
    $1.00 per share, less offering costs of $124,663                       --                 --            573,497
  Conversion of bridge notes plus accrued interest of
    $1,841 to common stock on June 28, 1996 at $1.00
    per share                                                              --                 --            181,008
  Exercise of stock options and warrants                                   --                 --            183,892
  Sales of common stock in February and March 1997 at
    $3.00 per share, less offering costs of $1,039,668                     --                 --          6,220,332
  Issuance of warrants on March 24, 1997 to purchase
    25,000 shares of common stock at $3.00 per share                       --                 --             27,500
  Issuance of stock options on April 13, 1998 to purchase
    100,000 shares of common stock at $8.46 per share                      --                 --            352,650
  Fair market value of conversion feature on debenture
    issued June 30, 1998                                                   --                 --            525,000
  Issuance of warrants on June 30, 1998 to purchase
    350,000 shares of common stock at $7.29 and $7.50
    per share                                                              --                 --            432,000
  Issuance of stock options on April 1, 1998 and
    September 15, 1998 to purchase 423,000 shares of
    common stock at $3.00 to $6.42 per share                               --                 --            237,500
  Unearned compensation grant                                              --           (408,920)                --
  Unearned compensation amortization                                       --            167,839            167,839
  Unearned compensation reversal related to employee
    terminations                                                           --            184,191                 --
  Other                                                                    --                 --             22,210
  Net loss                                                         (9,496,871)                --         (9,496,871)
                                                                 ------------       ------------       ------------
Balance as of December 31, 1998                                    (9,534,968)           (56,890)          (556,614)

  Sale of stock warrants during September 1999 to
    purchase 320,000 shares of common stock at $.84
    - $1.00 per share                                                      --                 --             80,000
  Unearned compensation amortization                                       --             13,970             13,970
  Unearned compensation reversal related to employee
    termination                                                            --             42,920                 --
  Exercise of stock options                                                --                 --             28,500
  Compensation element of stock option vesting to
    consultants                                                            --                 --             36,100
  Issuance of preferred stock and warrant, less
    offering costs of $74,461                                              --                 --            800,539
  Accretion of preferred stock beneficial conversion
    feature                                                          (285,000)                --                 --
  Conversion of debentures                                                 --                 --          1,342,000
  Net loss                                                         (3,428,357)                --         (3,428,357)
                                                                 ------------       ------------       ------------
Balance as of December 31, 1999                                   (13,248,325)                --         (1,683,862)

  Issuance of preferred stock and warrant, less
    offering costs of $16,481                                              --                 --            433,519
  Accretion of preferred stock beneficial conversion
    feature                                                          (141,000)                --                 --
  Conversion of debentures                                                 --                 --            550,000
  Issuance of stock options and warrants to
    nonemployees                                                           --                 --            544,484
  Net loss                                                         (3,130,453)                --         (3,130,453)
                                                                 ------------       ------------       ------------
Balance as of December 31, 2000                                   (16,519,778)                --         (3,286,312)

  Conversion of Series A preferred stock and cumulative
    dividends in arrears to common stock                              (24,922)                --                 --
  Issuance of Series B preferred stock in exchange for
    Series A preferred stock and dividends in arrears,
    less offering costs of $40,500                                   (281,049)                --            (40,500)
  Accretion of preferred stock beneficial conversion
    feature                                                          (451,000)                --                 --
  Conversion of debentures and accrued interest to
    common stock                                                           --                 --            513,801
  Fair value of beneficial conversion feature on debenture                 --                 --            113,000
  Issuance of stock options and warrants to nonemployees                   --                 --          1,086,786
  Net loss                                                         (2,283,774)                --         (2,283,774)
                                                                 ------------       ------------       ------------

Balance as of December 31, 2001                                  $(19,560,523)      $         --       $ (3,896,999)
                                                                 ============       ============       ============


         The accompanying notes are an integral part of this statement.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                        January 7,
                                                                                                                       1993 (date of
                                                                                                                         inception)
                                                                                Years ended December 31,                  through
                                                                    ----------------------------------------------      December 31,
                                                                        1999             2000            2001              2001
                                                                    ------------     ------------     ------------     ------------
Cash flows from operating activities
     Net loss                                                       $ (3,428,357)    $ (3,130,453)    $ (2,283,774)    $(18,339,455)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation                                                     58,650           47,315           31,942          242,913
         Amortization
              Unearned compensation                                       13,970               --               --          193,333
              Deferred financing costs                                   288,543           53,287           11,524          426,397
              Intrinsic value of beneficial conversion feature of
                convertible debenture                                    124,624           36,701           60,863          622,564
         Allowance for doubtful receivables                             (158,000)              --               --               --
         Write-down of  inventory                                        283,515           32,500               --          916,015
         Write-down of deferred financing costs                          132,977               --               --          132,977
         Gain on sale of  Inter-Con/PC, Inc. stock                      (190,000)              --               --         (190,000)
         Revenues realized due to offset of billings against a                --               --               --         (170,174)
           stock repurchase
         Acquired research and development                                    --               --               --          117,000
         Options and warrants issued for services and other               36,100          544,484           70,786        1,401,020
         Other                                                                --               --               --           34,684
         Change in assets and liabilities:
              Accounts receivable                                        189,371            4,213            9,118               --
              Inventories                                                 94,272               --               --         (916,015)
              Prepaid expenses                                            78,755           21,375         (184,889)        (206,634)
              Accounts payable                                            60,156          (12,637)         (89,902)         238,496
              Accrued liabilities                                        215,394          679,892          448,607        1,581,256
                                                                    ------------     ------------     ------------     ------------

                  Net cash used in operating activities               (2,200,030)      (1,723,323)      (1,925,725)     (13,915,623)

Cash flows from investing activities
     Capital expenditures                                                 (2,438)              --               --         (242,913)
     Proceeds from sale of Inter-Con/PC, Inc. stock                      190,000               --               --          190,000
     Other                                                                (9,035)         (12,518)          (2,635)         (41,706)
                                                                    ------------     ------------     ------------     ------------

                  Net cash provided by (used in) investing               178,527          (12,518)          (2,635)         (94,619)
                    activities

Cash flows from financing activities
     Net borrowings under short-term borrowing agreements                250,000        1,500,000        1,370,000        3,003,000
     Issuance of convertible bridge notes                                     --               --               --          175,000
     Issuance of convertible debentures and long-term notes                   --               --        1,065,000        2,840,000
     Issuance of warrants and convertible debentures discount             80,000               --               --          830,000
     Deferred financing costs                                                 --               --               --         (312,977)
     Exercise of stock options and warrants                               28,500               --               --          190,799
     Sale of common stock                                                     --               --               --        7,093,832
     Sale of preferred stock and assigned value of warrant               700,539          183,519          (40,500)         843,558
     Redemption of common stock                                               --               --               --         (138,000)
                                                                    ------------     ------------     ------------     ------------

                  Net cash provided by financing activities            1,059,039        1,683,519        2,394,500       14,525,212
                                                                    ------------     ------------     ------------     ------------

                  NET INCREASE (DECREASE) IN CASH                       (962,464)         (52,322)         466,140          514,970

Cash and cash equivalents, beginning of period                         1,063,616          101,152           48,830               --
                                                                    ------------     ------------     ------------     ------------

Cash and cash equivalents, end of period                            $    101,152     $     48,830     $    514,970     $    514,970
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

         The Company intends to enter into arrangements with end users for items which may include software license fees, usage fees and services or various combinations thereof. For each arrangement, revenues will be recognized when evidence of an agreement has been documented, the fees are fixed or determinable, collection of fees is probable, delivery of the product has occurred and no other significant obligations remain.

         Multiple-Element Arrangements: For multiple-element arrangements, each element of the arrangement will be analyzed and the Company will allocate a portion of the total fee under the arrangement to the elements using vendor specific objective evidence of fair value of the element, regardless of any separate prices stated within the contract for each element. Vendor specific objective evidence is based on the price the customer is required to pay when the element is sold separately (i.e., software license fees charged when consulting or other services are not provided, hourly rates charged for consulting services when sold separately from a software license or usage fees). If vendor specific objective evidence of fair value does not exist for any undelivered elements, all revenue is deferred and recognized ratably over the service period if the undelivered element is services, or until sufficient objective evidence of fair value exists or all elements have been delivered.

         License revenues: Amounts allocated to license revenues are recognized at the time of delivery of the software and all other revenue recognition criteria discussed above have been met.

         Service revenues: Revenues from services are comprised of consulting and implementation services. Consulting services are generally sold on a time-and-materials basis and include a range of services including installation of software and assisting in the design of interfaces to allow the software to operate in customized environments. Services are generally separable from other elements under the arrangement since performance or the services are not essential to the functionality of any other element of the transaction and are described in the contract such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services. Revenues from services are generally recognized as the services are performed.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

              (Including Data Applicable to the Unaudited Periods)


NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         1.       Revenue Recognition - Continued

         Usage fees: Usage fees are charged on certain applications based on the customer's volume of use. Usage revenue is recognized based on the actual level of activity used by the customer or, in the case of fixed-fee arrangements, ratably over the arranged time period.

         Although each sale will be separately negotiated, the Company does not anticipate offering customers any extended payment terms.

         The Company provides customers, free of charge or at a minimal cost, testing kits which potential licensing customers may use to test compatibility/acceptance of the Company's technology with the customer's intended applications.

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

         3.       Equipment, Furniture and Fixtures

         Equipment, furniture and fixtures are stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated services lives of three and five years using the straight-line method. Equipment, furniture and fixtures consisted of the following as of December 31:

                                             2000           2001
                                          -----------    -----------

         Equipment                        $   206,363    $   206,363
         Furniture and fixtures                36,550         36,550
                                          -----------    -----------
                                              242,913        242,913
         Less accumulated depreciation        210,971        242,913
                                          -----------    -----------

                                          $    31,942    $        --
                                          ===========    ===========

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

NOTE B - PREPAID EXPENSES

         Prepaid expenses consisted of the following at December 31, 2001:

                                        2000          2001
                                    -----------   -----------

         Consulting fees            $        --   $   188,275
         Insurance                       21,745        18,359
                                    -----------   -----------

                                    $    21,745   $   206,634
                                    ===========   ===========

         In November 2001, the Company entered into agreements with consultants under which the consultants will arrange to make introductions of senior executives of entities which may become business partners of the Company. The terms of the consulting agreements required an initial cash payment of approximately $332,000. As discussed further in Note H, the agreements also call for contingent additional fees based on future sales, if any, generated by these introductions. The prepaid fees are being amortized to expense over the ten-month term of the agreements.

NOTE C - OTHER ASSETS

         Other assets consisted of the following as of December 31:

                                       2000          2001
                                    -----------   -----------

         Patents pending            $    22,948   $    26,706
         Security deposits               16,123        15,000
         Other                           11,524            --
                                    -----------   -----------

                                    $    50,595   $    41,706
                                    ===========   ===========

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001


NOTE D - ACCRUED LIABILITIES

         Accrued liabilities consisted of the following as of December 31:

                                                     2000                2001
                                               --------------     --------------

         Penalties due investment group        $      763,625     $           --
         Interest                                     256,071             42,509
         Compensation                                  85,680             36,699
         Other                                         16,313             11,367
                                               --------------     --------------

                                               $    1,121,689     $       90,575
                                               ==============     ==============

         As discussed further in Note F, the Company had accrued penalties payable to an investment group for not timely filing a registration statement in connection with the Company's issuance of its Series A Preferred Stock. As discussed further in Note F, all accrued penalties were converted into a long-term debenture in November 2001.

NOTE E - RECAPITALIZATION TRANSACTION.

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

NOTE F - NOTES PAYABLE

         Notes payable consisted of the following as of December 31:

                                                        2000           2001
                                                    ------------   ------------
         Notes payable to investment group with
           interest at 10%; unsecured, converted
           to long-term in 2001                      $ 1,400,000   $         --
                                                     ===========   ============

         All of the above short-term notes were converted to a long-term note in November 2001 as part of the Transaction discussed in Note D.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001


NOTE G - LONG-TERM OBLIGATIONS

         Long-term obligations consisted of the following as of December 31:

                                                      2000             2001
                                                   ----------       -----------

         Secured convertible note, 10%             $       --       $ 4,092,920
         Zero interest convertible debenture               --         1,000,000
         Convertible debenture, 5%                    598,455           316,000
         Discounts assigned to fair values of
           conversion feature and warrants                 --        (1,077,682)
                                                   ----------       -----------
                                                      598,455         4,331,238
           Less current maturities                   (598,455)               --
                                                   ----------       -----------

                                                   $       --       $ 4,331,238
                                                   ==========       ===========

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

            In conjunction with the issuance of the Convertible Note, the Company issued a warrant to the Investor to purchase 4,000,000 shares of common stock at $1.00 per share through November 26, 2006. The Convertible Note was recorded net of a $1,016,000 discount assigned to the fair value or the warrant. The value assigned to the warrant is being amortized as interest expense over the twenty-two month life of the Convertible Note. The fair value assigned to the warrant was estimated on the grant date using the Black-Scholes pricing model. The assumptions used to determine the fair value of the grant included the following assumptions: risk-free interest rate of 3.5%, expected life of three years, stock price volatility of 175%, and expected dividends of zero.

                          BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001


NOTE G - LONG-TERM OBLIGATIONS - CONTINUED

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

         Primarily all of the Company's interest expense was related to obligations due the Investor. The conversion and exercise prices of the Company's convertible instruments, options and warrants discussed here and elsewhere were determined by individual negotiation between the Company and the individual security holder or grantee.

NOTE H - COMMITMENTS AND CONTINGENCIES

         Operating Leases

         The Company operates a leased facility in Minnesota under a non-cancelable operating lease that expires in August 2004. In addition to base rent, the Company pays for property taxes, maintenance, insurance, and other occupancy expense applicable to the leased premises.

         Minimum rental commitments of non-cancelable operating leases are approximately as follows:

         Year ending December 31, 2002                       $    40,000
         Year ending December 31, 2003                            42,000
         Year ending December 31, 2004                            29,000
                                                             -----------

                                                             $   111,000
                                                             ===========

         Rental expense was approximately $124,000, $89,000, $70,000 and $489,000 during 1999, 2000, 2001 and for the period January 7, 1993 (date of inception) through December 31, 2001, respectively.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001


NOTE H - COMMITMENTS AND CONTINGENCIES - CONTINUED

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

         Litigation Settlements

         During 1999, a former licensor of technology to the Company commenced litigation claiming breach of contract. The Company filed a counter-claim. In August 2001, the Company and the plaintiff reached a settlement whereby both parties release each other from all claims, the plaintiff agreed to deliver copies of certain software to the Company, and the Company agreed to pay $50,000 to the plaintiff in various installments through April 2002. The entire settlement amount was charged to expense in 2001. The remaining unpaid balance was $30,000 as of December 31, 2001 and March 31, 2002.

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

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001


NOTE H - COMMITMENTS AND CONTINGENCIES - CONTINUED

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

NOTE I - STOCKHOLDERS' EQUITY

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

         Issuance of Series B 9% Convertible Preferred Stock - Continued

         The Series B Preferred Stock accrues dividends of 9% payable semi-annually on June 15 and December 15 in cash, or at the option of the Company, in additional shares of its common stock. As of December 31, 2001, cumulative dividends in arrears were approximately $10,000. The Series B shares are redeemable only at the option of the Company, so long as the Company's common stock is eligible for quotation on the OTC Bulletin Board and the shares issuable upon conversion are subject to an effective registration statement. The Series B shares are convertible into shares of the Company's common stock at a per share conversion price equal to the lesser of $0.75 or a 22% discount to the average closing price of the common stock for the five days preceding conversion. The Series B shares have no voting rights.

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

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001


NOTE I - STOCKHOLDERS' EQUITY - CONTINUED

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

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001


NOTE I - STOCKHOLDERS' EQUITY - CONTINUED

         Warrants

         The Company has issued warrants to certain creditors, investors, underwriters and consultants. A summary of warrant activity is as follows:

                                                                                                   Exercisable at
                                                                   Price per        Expiration      December 31,
                                                 Outstanding         share             date            2001
                                                -------------    -------------    -------------   --------------
         Balance, December 31, 1998                   639,716                                            413,216

              Granted in connection with
                  issuance of Series A
                  preferred stock                     131,250             1.20             2004          131,250
              Sold to outside investors               320,000        0.84-1.00             2002          320,000
              Expired                                 (92,500)       1.00-3.00               --                -
                                               --------------                                     --------------

         Balance, December 31, 1999                   998,466                                            864,466

              Granted in connection with
                  issuance of Series A
                  preferred stock                      67,500             1.31             2005           67,500
              Granted to acquire software             400,000             1.00             2004          400,000
              Granted to consultants                   50,000             1.00             2005           50,000
                                               --------------                                     --------------

         Balance, December 31, 2000                 1,515,966                                          1,381,966

              Granted in connection with 10%
                  secured convertible note
                  payable                           4,000,000             1.00             2006        4,000,000

              Granted to consultants                  295,932        0.38-1.00             2006          295,932
                                               --------------                                     --------------

         Balance, December 31, 2001                 5,811,898                                          5,677,898
                                               ==============                                     ==============

         Exercised through December
              31, 2001                                                                                     7,500
                                                                                                  ==============

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001


NOTE I - STOCKHOLDERS' EQUITY - CONTINUED

         Warrants - Continued

         The estimated fair value of the warrants granted during 1999, 2000 and 2001 was $54,000, $220,500 and $1,171,000, respectively. The estimated fair value of the 295,932 warrants granted to consultants in 2001 was $150,000 of the $1,171,000 total for the year. The fair value of warrants is estimated as of the grant date using the Black-Scholes pricing model utilizing the same assumptions described in Note J. The estimated fair value of warrants granted for goods and services are amortized and charged to expense in over the period earned.

NOTE J - STOCK-BASED COMPENSATION

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

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001


NOTE J - STOCK-BASED COMPENSATION - CONTINUED

         Summary of Option Information

         Information summarizing option activity is as follows:

                                                      Number of shares                                 Weighted
                                      ------------------------------------------------    Range of      average
                                         1996        1999         Non-                    exercise      exercise
                                         plan        plan         Plan        Total        prices         price
                                      ---------    ---------    ---------    ---------    ---------    ---------
         Balance, December 31, 1998     474,334           --      498,000      972,334  $1.00-10.75    $    3.74

              Granted                   300,000      885,548      540,000    1,725,548    .50 -1.00          .91
              Exercised                 (26,000)          --           --      (26,000)  1.00 -1.13         1.10
              Expired or canceled      (278,009)          --           --     (278,009)  1.13-10.75         3.74
                                      ---------    ---------    ---------    ---------

         Balance, December 31, 1999     470,325      885,548    1,038,000    2,393,873    .50-10.75         1.73

              Granted                        --      400,000      850,000    1,250,000    .27 -1.22          .74
              Relinquished             (185,610)    (222,000)          --     (407,610)   .88 - .91          .89
              Expired or cancelled     (170,335)    (446,879)    (407,000)  (1,024,214)   .88-10.75         1.80
                                      ---------    ---------    ---------    ---------

         Balance, December 31, 2000     114,380      616,669    1,481,000    2,212,049    .27 -6.42         1.28

              Granted                   276,000      840,000      730,000    1,846,000    .19 - .46          .40
              Expired or canceled            --           --     (230,000)    (230,000)   .27 - .91          .54
                                      ---------    ---------    ---------    ---------

         Balance, December 31, 2001     390,380    1,456,669    1,981,000    3,828,049    .19 -6.42          .86
                                      =========    =========    =========    =========

         Available for future grants,
              December 31, 2001         266,620      543,331           NA      809,951
                                      =========    =========    =========    =========


         Additional information regarding outstanding options as of December 31, 2001 is as follows:

                                                            Shares exercisable under
                  Shares under outstanding options            outstanding options
         ------------------------------------------------    ----------------------
                                                 Weighted
                                    Weighted      average                  Weighted
          Range of                   average     remaining                  average
          exercise    Number of     exercise       life       Number       exercise
           prices      shares        price      (in years)  exercisable     price
         ---------    ---------    ---------    ---------    ---------    ---------
        $ .27 -.50    1,796,000    $     .30          6.3    1,156,000    $     .35
          .63 -.97    1,353,049          .76          4.6      501,049          .76
         1.00-3.00      626,000         2.22          1.6      626,000         2.22
         3.22-6.42       53,000         6.12          5.7       53,000         6.12

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001


NOTE J - STOCK-BASED COMPENSATION - CONTINUED

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

         Options were granted to consultants and strategic partners during 1999, 2000 and 2001 totaling 540,000, 570,000 and 276,000 shares, respectively.. The estimated fair value of the options granted to consultants and strategic partners which vested in 1999, 2000 and 2001 was $147,875, $323,984 and $1,387,000, respectively.

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

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001


NOTE J - STOCK-BASED COMPENSATION - CONTINUED

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

         In determining the proforma compensation cost of the options granted, the fair value of each grant was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to determine the fair value of each grant included the following weighted average assumptions:

                                                     1999       2000       2001
                                                    -----      -----      -----

         Risk free interest rate                    6.30%      5.00%      3.50%
         Expected life of options (in years)        4.00       4.00       3.00
         Expected dividends                           --         --         --
         Volatility of stock price                   187%     1,655%       175%

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001


NOTE K - INCOME TAXES

         Deferred taxes are due to income tax credits and net operating loss carryforwards, and to the temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of deferred taxes are as follows at December 31:

                                                         2000           2001
                                                     -----------    -----------
         Short-term items:
              Allowances for doubtful receivables    $        --    $        --
              Accrued compensation                        46,000         13,000
              Accrued penalties                          272,000             --
              Accrued interest                            91,000             --
         Long-term items:
              Depreciation and other                      10,000             --
              Accrued interest                                --         15,000
              Income tax credits                          97,000        112,000
              Net operating loss carryforwards         5,205,000      6,726,000
                                                     -----------    -----------
                                                       5,721,000      6,866,000

         Less valuation allowances                    (5,721,000)    (6,866,000)
                                                     -----------    -----------

                                                     $        --    $        --
                                                     ===========    ===========

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


NOTE L - RELATED PARTY TRANSACTIONS

         In addition to the transactions with the Investor discussed in Notes D, E, F and H, a summary of significant related party transactions is as follows:

                                                                              January 7,
                                                                            1993 (date of
                                                                              inception)
                                              Years ended December 31,         through
                                          --------------------------------   December 31,
                                            1999        2000        2001         2001
                                          --------    --------    --------    --------
Sales to:
     Stockholder                          $ 10,000    $     --    $     --    $629,000
     Entity partially owned by
       Company                                  --          --          --     209,000
     Entity related to underwriter
       and holder of options                    --          --          --     244,900
Purchase of optics technology from
     stockholder                                --          --          --     117,000
Purchase of component parts from
     entity owned by stockholder
     and director                               --          --          --     308,800
Rent, assembly, and design
     services purchased from affiliate          --          --          --      77,000
Equipment purchased from stockholder            --          --          --       5,000
Payment for development services and
     other from entity related to
     underwriter and holder of options     138,600          --          --     138,600
Sale of investment to director             190,000          --          --     190,000

NOTE M - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001


NOTE N - SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

                                                                                     January 7,
                                                                                   1993 (date of
                                                                                    inception)
                                                 Years ended December 31,             through
                                          --------------------------------------   December 31,
                                             1999          2000          2001          2001
                                          ----------    ----------    ----------    ----------
Cash paid for:
     Interest                             $       --    $       --    $       --    $   28,544

Noncash Financing Activities:
     Conversion of short-term notes,
         accrued interest and
         penalties into long-term
         notes and debentures                     --            --     4,567,546     4,567,546
     Conversion of convertible
         debentures, bridge notes, and
         accrued interest into common
         stock                             1,342,000       550,000       513,801     2,584,968
     Accretion of preferred stock
         beneficial conversion
         feature                             285,000       141,000       451,000       877,000
     Issuance of Series B preferred
         stock in exchange for Series
         A preferred stock and
         cumulative dividends in
         arrears, thereon                         --            --       281,049       281,049
     Issuance of common stock in
         exchange for Series A
         preferred stock and
         cumulative dividends in
         arrears, thereon                         --            --        24,922        24,922
     Issuance of preferred stock
         effected through reduction
         of debt                             100,000       250,000            --       350,000
     Unearned compensation
     reversal related to
         employee terminations                42,920            --            --       227,111
     Common stock repurchases
         effected through a
         reduction in receivable                  --            --            --       170,174
     Offset deferred offering costs
         against proceeds of
         initial public offering,
         and other                                --            --            --       159,021

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 1999, 2000 and 2001


NOTE O - RECLASSIFICATIONS

         Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation. These reclassifications had no effect on the previously reported net loss or stockholders' deficit.

NOTE P - EVENTS OCCURRING SUBSEQUENT TO DECEMBER 31, 2001

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