Form 10KSB/A
period 2001-12-31
BIO KEY INTERNATIONAL INC
filed 2002-06-19
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
                                 AMENDMENT NO. 2


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

         * Software which translates and standardizes the image of the fingerprint for computer analysis ("Biometric Solution").

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


         Vector Segment Technology. The Company's IT security solutions are built around its patent pending VST(TM) (Vector Segment Technology) which processes features of a live fingerprint. These features are reduced to a mathematical representation unique to the individual. When a person seeking access to a computer network or restricted area places his or her finger on a reader, a new mathematical representation is generated which is compared to an on-line database to determine whether it matches any mathematical representation on file. If there is a match, the person is identified and given access to the application, computer network, Web Site or restricted area. This can be accomplished without the use of a key, password, user-Id, card, PIN number or token. The actual fingerprint is not typically stored in the database for commercial applications. For a more complete description of VST, see "CURRENT OFFERINGS" below.


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


         VST (Vector Segment Technology) SDK (Systems Developer Kit). The Company's SDK is a means of delivering its patent-pending finger identification algorithm, called VECTOR SEGMENT TECHNOLOGY (VST) as an integrated software into existing and new applications. The VST SDK is a software kit licensed to original equipment manufacturers, systems integrators and application developers for the purpose of permitting them to develop biometric applications for distribution to their respective customers.

         The VST SDK improves both the accuracy and speed of fingerprint-based security systems. Traditional fingerprint analysis, classifies fingerprints by mapping their MINUTIAE REFERENCE POINTS--distinct features in specific locations. Most automated fingerprint identification systems create a template of these minutiae reference points and uses it as the basis for comparison and verification. However, strictly minutiae-based templates cannot achieve a high level of differentiation, making them unsuitable for real-time identification applications. To achieve rapid verification, they often compromise on detail, supplementing the fingerprint template with a user ID or password. This enables quick one-to-one matching, but not true identification. VST transcends the conflict between differentiation and speed by mapping the fingerprint in an entirely new way. Instead of focusing on minutiae point coordinates, VST also analyzes the vector segment relationships in the entire fingerprint pattern. The result is a highly informative representation of the finger packaged as a mathematical model.

         Unlike other algorithms on the market today, VST processes hundreds of data relationships for each element in the finger model. Because this data is concisely expressed, VST makes it possible to rapidly identify people based on their finger alone, without a user ID, password or smart card. This allows for the true identification of users, not just verifying the identity of a known user. No security system can achieve total security as long as a user's identifying data can be stolen or duplicated. Whereas a user ID, a password or even a scanned fingerprint image can be stolen, the mathematical model produced by VST can not. Once a finger is scanned and converted to a VST mathematical model, the scanned image is destroyed. All that remains is a mathematical model that cannot be decoded to obtain the original fingerprint image.

         WEB-key(TM). WEB-key is a biometric identification/authentication software solution designed to secure Web based applications through the use of a Web based browser plug-in and a server side plug-in. WEB-key is designed to provide security and identification assuring that a remote user is in fact who they say they are without the need of a password, PIN, or smart card. WEB-key protects personal information such as credit card, address, account numbers and other private data by only disseminating such information upon the authorization of the owner of such information as determined by such person's fingerprint.

         WEB-key is an Internet ready three tiered Internet application architecture software security solution. The Company licenses WEB-key(TM) as an integrated solution of it's VST algorithm for securing e-commerce, e-business, and web-based transaction applications. All WEB-key communication is triple-encrypted to prevent secure information from being intercepted over the Internet. Using WEB-key's browser plug-in, users enroll finger identification at a WEB-key enabled Web site from their own PC. After enrollment, WEB-key requests finger identification every time a user begins a secure session. WEB-key's interface guides users through the few steps necessary to gain an accurate finger identification. The entire identification process takes less time than typing a user ID and password.


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


         The Company does not currently, and does not intend in the future, to manufacture any hardware. The Company relies on OEMs, or systems integrators and other licensees of its software to supply the necessary hardware, including optical readers. The Company has relationships with hardware manufacturers which enable the Company to supply readers to potential clients as an integrated solution when necessary. Currently, the Company has integrated its software with readers manufactured by Polaroid, Authentec, Ethentica, Siemens, and other independent manufactures. The Company's technology includes proprietary open architecture communication software which allows virtually any reader to be integrated with the Company's technology within several weeks.


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

         The Company attends and actively participates in various product conferences and conventions in the technology and security industries to generate market awareness of biometric technology generally and the Company's offerings specifically. In this connection, in October 2000, the Company began a collaborative presentation effort with Intel Corporation whereby the Company and Intel created a proof-of-concept demonstration of the Company's WEB-key product. The demonstration was created across the Intel IA32 and Itanium family processor products and was first presented at the Intel Developer Forum (IDF) in February 2001. Proof of concept was presented at WinHec in Anaheim, California on March 25-27, 2001 and RSA in San Francisco, California during April 2001. Intel continues to showcase the Company's biometric IT security solution as a lead application for Intel's next generation Itanium Internet/e-business server and as a solution working with Oracle 9i and Oracles database. Additionally the WEB-key product has been presented in alliance with and part of Intel's exhibit at the Oracle Open World in Berlin and San Francisco. Although the Company intends to participate in events and other conferences with Intel, there can be no assurances that Intel will continue to allow the Company to participate with it at any such events or conferences. The Company has been aggressively marketing its WEB-key and SDK technology to leads generated from these efforts.

         The Company has also entered into alliances and/or joint sales and marketing arrangements with Oracle, Intel, and Siebel Systems to develop and implement new security systems utilizing the Company's technology for the Federal Government. The events of September 11th have heightened the need for securing data dissemination throughout and between government agencies and automating the positive identification of personnel. The Company believes that its finger identification technology coupled with the capabilities of its alliance partners are the most advanced solutions capable of meeting these needs.


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


         WEB-key is available for licensing and during 2002, the Company commenced a direct selling effort. During the second quarter of 2002, the Company has entered into license agreements with OEMs and systems integrators to develop applications for distribution to their respective customers. The Company expects to continue to generate revenue during the remainder of 2002 from existing and new customer relationships.

         For the following reasons, the Company has yet to generate any significant revenue. The Company competes in a new and evolving market and offers a novel software solution. This has resulted in a long sales cycle as commercial markets continue to evaluate biometrics as a viable alternative to more traditional security methods such as personal identification numbers, passwords and the like. In addition, during 2000 and 2001, the Company was focused on developing and refining its technology and introducing its technology to the market through participation in technology conferences and trade shows. The Company did not begin a direct selling effort until 2002. This effort has resulted in a limited number of sales in the second quarter of 2002.


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

         In addition to existing commonplace methods of restricting access to facilities such as pass cards, PIN numbers, passwords, locks and keys, there are numerous companies involved in the development, manufacture and marketing of fingerprint biometrics products to government, law enforcement, prison and consumer markets. These companies include, but are not limited to, PRINTRAK International, IDENTIX, Safelink, DigitalPersona, Bioscript and BioLink.


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


PLAN OF OPERATION

         The following is a description of the Company's Plan of Operation for the next twelve (12) months.

         BUSINESS STRATEGY

         The Company's initial goal was to develop automated fingerprint identification products which were portable, easily integrated with existing applications and affordable for mass commercialization and distribution through OEMs, distributors and to a lesser degree, system integrators in the computer network, general access control and other markets. This included the development of readers. During 1998 and 1999 the Company pursued an OEM licensing program and in 2000 and 2001 the Company developed WEB-key(TM), an integrated Web based biometric authentication system.

         The Company's current business plan consists of a threefold strategy of:

         *  continued development of technology
         * licensing its core technology (SDK and Web-key) to OEMs, system integrators, Internet service providers and software application developers addressing industry-specific applications
         * licensing its Web-based biometric authentication software solution to e-commerce and Internet content companies to secure Web based transactions and corporations to secure private networks.

         Although the Company has developed significant core finger identification software technology, it has not gained any meaningful commercial acceptance, the Company has only generated minimal revenue since inception and it has not entered into any significant licensing arrangements. In addition, the Company's business model, particularly the Web authentication initiative, represents a unique approach to Internet security, requires the distribution and use of additional peripheral hardware, namely an optical reader, and the integration of client and server software. It has not been adopted by any company that conducts business over the Internet. There can be no assurance that there will be a demand for such a solution or that the Company will have the financial, marketing and human resources necessary to successfully market such a software solution.

COMPANY PRODUCTS

         Overview. The Company's primary initiative is the licensing of its Software Developer's Toolkit (SDK) for integration into other applications and WEB-key(TM), it's Web-based, Internet ready three tiered Internet application architecture software security solution. This initiative has involved transitioning the Company's technology to focus on identification applications for large databases and Web based server authentication applications, including porting to multiple platforms and peer group reader technology. These efforts have resulted in the de-coupling of the core identification algorithm from the reader technology providing for the algorithm to be utilized with virtually any reader or scanner. The Company believes that the versatility provided by the de-coupling of the identification algorithm and reader technology will facilitate the pursuit of licensing Web based server authentication applications. Successful execution of this initiative has also required the development of enhanced software to provide an effective interface between client and server-based software. The Company continues to refine this software.

         VST (Vector Segment Technology), Patent Pending, Systems Developer Kit
(SDK). The Company's SDK is a means of delivering its patent-pending finger identification algorithm, called VECTOR SEGMENT TECHNOLOGY (VST) as an integrated software into existing and new applications. The VST SDK is a software kit licensed to original equipment manufacturers, systems integrators and application developers for the purpose of permitting them to develop biometric applications for distribution to their respective customers.

         The VST SDK improves both the accuracy and speed of fingerprint-based security systems. Traditional fingerprint analysis classifies fingerprints by mapping their MINUTIAE REFERENCE POINTS--distinct features in specific locations. Most automated fingerprint identification systems create a template of these minutiae reference points and uses it as the basis for comparison and verification. However, strictly minutiae-based templates cannot achieve a high level of differentiation, making them unsuitable for real-time identification applications. To achieve rapid verification, they often compromise on detail, supplementing the fingerprint template with a user ID or password. This enables quick one-to-one matching, but not true identification. VST transcends the conflict between differentiation and speed by mapping the fingerprint in an entirely new way. Instead of focusing on minutiae point coordinates, VST also analyzes the vector segment relationships in the entire fingerprint pattern. The result is a highly informative representation of the finger packaged as a mathematical model.

         Unlike other algorithms on the market today, VST processes hundreds of data relationships for each element in the finger model. Because this data is concisely expressed, VST makes it possible to rapidly identify people based on their finger alone, without a user ID, password or smart card. This allows for the true identification of users, not just verifying the identity of a known user. No security system can achieve total security as long as a user's identifying data can be stolen or duplicated. Whereas a user ID, a password or even a scanned fingerprint image can be stolen, the mathematical model produced by VST can not. Once a finger is scanned and converted to a VST mathematical model, the scanned image is destroyed. All that remains is a mathematical model that cannot be decoded to obtain the original fingerprint image.

         WEB-key(TM). WEB-key(TM) is the Company's Web-based, Internet ready three tiered Internet application architecture software security solution. The Company licenses WEB-key(TM) as an integrated solution of it's VST algorithm for securing e-commerce, e-business, and web-based transaction applications. All WEB-key communication is triple-encrypted to prevent secure information from being intercepted over the Internet. Using WEB-key's browser plug-in, users enroll finger identification at a WEB-key enabled Web site from their own PC. After enrollment, WEB-key requests finger identification every time a user begins a secure session. WEB-key's interface guides users through the few simple steps necessary to gain an accurate finger identification. The entire identification process takes less time than typing a user ID and password.

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

         The Company does not currently, and does not intend in the future, to manufacture any hardware. The Company relies on OEMs systems integrators and other licensees of its software to supply the necessary hardware, including optical readers. The Company has relationships with hardware manufacturers which enable the Company to supply readers to potential customers as an integrated solution when necessary. Currently, the Company has integrated its software with readers manufactured by Polaroid, Authentec, Ethentica, Siemens, and other independent manufactures. The Company's technology includes proprietary open architecture communication software which allows virtually any reader to be integrated with the Company's software within several weeks.

         The Company's SDK and WEB-key software are available for licensing and during 2002, the Company commenced a direct selling effort. During the second quarter of 2002, the Company has entered into license agreements with OEMs and systems integrators and other licensees of its software to develop applications for distribution to their respective customers. The Company expects to continue to generate revenue during the remainder of 2002 from existing and new customer relationships.

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

         The Company attends and actively participates in various product conferences and conventions in the technology and security industries to generate market awareness of biometric technology generally and the Company's offerings specifically. In this connection, the Company has made a collaborative presentations with Intel Corporation during the past 2 years. See "BUSINESS OF THE COMPANY - MARKETING AND DISTRIBUTION". The Company has been aggressively marketing its WEB-key and SDK technology to leads generated from these efforts.

         The Company has also entered into alliances and/or joint sales and marketing arrangements with Oracle, Intel, and Siebel Systems to develop and implement new security systems utilizing the Company's technology for the Federal Government. The events of September 11th have heightened the need for securing data dissemination throughout and between government agencies and automating the positive identification of personnel. The Company believes that its finger identification technology coupled with the capabilities of its alliance partners are the most advanced solutions capable of meeting these needs.

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

         For the following reasons, the Company has yet to generate any significant revenue. The Company competes in a new and evolving market and offers a novel software solution. This has resulted in a long sales cycle as commercial markets continue to evaluate biometrics as a viable alternative to more traditional security methods such as personal identification numbers, passwords and the like. In addition, during 2000 and 2001, the Company was focused on developing and refining its technology and introducing its technology to the market through participation in technology conferences and trade shows. The Company did not begin a direct selling effort until 2002. This effort has resulted in the Company generating revenue in the second quarter of 2002.

CAPITAL REQUIREMENTS

         During the past year, the Company has reduced its administrative expenses such that it currently requires approximately $180,000 per month to conduct operations. Based on available cash resources and the existing funding obligations, the Company believes it can maintain operations at current levels for only three additional months (August, 2002). The Company needs approximately $1,800,000 to continue to operate at current levels for the next twelve (12) months. Unless the Company is able to generate in excess of $180,000 of revenue per month, it will be required to raise additional capital to continue operations beyond the short term. See "LIQUIDITY AND CAPITAL RESOURCES" below.

RESEARCH AND DEVELOPMENT

         Although management believes that the Company's identification technology is one of the most advanced and discriminating fingerprint technologies available on the market today, the markets in which the Company competes are characterized by rapid technological change and evolving standards. In order to maintain its position in the market, the Company will continue to upgrade and refine its existing technologies. During the next twelve months, the Company will continue to focus on enhancing its identification technology for large databases, Web based server authentication applications, including porting to multiple platforms, and peer group reader technology. The Company expects successful development of this solution will require additional financing to which there can be no assurance.



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


         As of June 19, 2002, the Company has cash resources of approximately $240,000. Pursuant to its agreement with the Fund, $285,000 of additional financing is available to the Company upon fulfillment of the conditions described above. Although the Fund has, in the past, provided financing to the Company notwithstanding that all of the conditions have not been satisfied, there can be no assurance that it will continue to do so. During the past year, the Company has reduced its administrative expenses such that it currently requires approximately $180,000 per month to conduct operations. Based on available cash resources and the existing funding obligations, the Company believes it can maintain operations at current levels for only three additional months (August, 2002). The Company needs approximately $1,800,000 to continue to operate at current levels for the next twelve (12) months. Ideally, the Company needs approximately $5,000,000 to $7,000,000 to execute its business plan and support the growth of operations through 2003 and to continue product enhancements. The additional financing is required to conduct the sales and marketing effort necessary to engage in significant direct selling and marketing activities.

         During the second quarter of 2002, the Company has entered into license agreements, begun to generate revenue and believes it will continue to generate revenue from existing and new relationships during the remainder of the year. Anticipated revenues are expected to defray operating expenses and reduce the amount of required additional financing but are not expected to be sufficient for the Company to expand operations.

         In addition to generating revenue, the Company is seeking to obtain additional financing through the issuance of additional debt or equity securities of the Company on a negotiated private placement basis to institutional and accredited investors. In this connection, in March 2002 the Company retained a financial advisory firm to assist the Company in raising the necessary additional capital. The financial advisory firm continues to conduct its due diligence of the Company and management expects to be introduced to potential funding sources in the coming months. As of June 19, 2002, the Company has not reached any definitive agreement with any potential investor regarding the specific terms of an investment in the Company. No assurance can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained to meet its needs, or that such financing would not be dilutive to existing stockholders. If available financing is insufficient or unavailable or the Company fails to generate any meaningful revenue, it may be required to further reduce operating expenses, suspend operations, seek a merger or acquisition candidate or ultimately liquidate its assets.


ITEM 7. FINANCIAL STATEMENTS

         See Financial Statements beginning on page F-1.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following sets forth certain information about each director and executive officer of the Company.

---------------------------- ------------ --------------------------------------------------
            NAME                 AGE                       POSITIONS HELD
            ----                 ---                       --------------
---------------------------- ------------ --------------------------------------------------

---------------------------- ------------ --------------------------------------------------
Jeffry R. Brown                   53      Chief Executive Office and Chairman of the Board
                                          of Directors
---------------------------- ------------ --------------------------------------------------
H. Donald Rosacker, II            40      President, Director
---------------------------- ------------ --------------------------------------------------
Gary E. Wendt                     60      Chief Financial Officer, Secretary and Director
---------------------------- ------------ --------------------------------------------------
Jeffrey J. May                    41      Director
---------------------------- ------------ --------------------------------------------------
Mira K. LaCous                    40      Vice President of Technology
---------------------------- ------------ --------------------------------------------------

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

ITEM 10. EXECUTIVE COMPENSATION

                  The following table provides certain summary information concerning compensation paid to or accrued by the Company's Chief Executive Officer, and all other executive officers of the Company during the fiscal years ended December 31, 1999, 2000 and 2001:

                           SUMMARY COMPENSATION TABLE

      NAME AND PRINCIPAL        FISCAL                                SECURITIES UNDERLYING
           POSITION             YEAR      SALARY($)       BONUS($)         OPTIONS (#)
           --------             ----      ---------       --------         -----------
Jeffry R. Brown, (1)            2001       144,000              --           400,000
     Chief Executive Officer    2000        18,000              --           580,000

H. Donald Rosacker, II, (2)     2001        45,400              --           400,000
     President

Gary E. Wendt,                  2001        92,427              --                --
     Chief Financial Officer    2000        89,039              --                --
                                1999       100,274              --            97,000

Mira LaCous, (3)                2001        99,984                           340,000
     Vice President of          2000        61,657          15,000           100,000
     Technology and
     Development

Barry M. Wendt, (4)             2001       119,463              --                --
     Former Chief Executive     2000       112,926              --                --
     Officer                    1999       128,440              --                --

(1) Mr. Brown served as President of the Company from November 13, 2000 until July 1, 2001. Mr. Brown has served as the Chief Executive Officer of the Company since July 1, 2001.

(2)      Mr. Rosacker has served as President of the Company since August 1,
         2001.

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

=================================================================================================
                                         INDIVIDUAL GRANTS
-------------------------- -------------- ---------------- ----------------- --------------------

                                             % OF TOTAL
                                               OPTIONS
                                             GRANTED TO      EXERCISE OR
                              OPTIONS       EMPLOYEES IN      BASE PRICE         EXPIRATION
          NAME              GRANTED (#)      FISCAL YEAR        ($/Sh)              DATE
-------------------------- -------------- ---------------- ----------------- --------------------
Jeffry R. Brown             400,000(1)          31.25             .20         June 30, 2008
-------------------------- -------------- ---------------- ----------------- --------------------

H. Donald Rosacker, II      400,000(2)          31.25             .20         July 31, 2008
-------------------------- -------------- ---------------- ----------------- --------------------

Mira LaCous                 340,000(3)          26.56             .46         November 19, 2008
========================== ============== ================ ================= ====================

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

================================================================================================================
                                                 INDIVIDUAL GRANTS
------------------------------- ------------------ --------------- --------------------- -----------------------

                                                                        NUMBER OF         VALUE OF UNEXERCISED
                                                                   UNEXERCISED OPTIONS    IN-THE-MONEY OPTIONS
                                NUMBER OF SHARES                    AT FISCAL YEAR-END     AT FISCAL YEAR-END
                                   ACQUIRED ON                         EXERCISABLE/           EXERCISABLE/
               NAME                 EXERCISE       VALUE REALIZED    UNEXERCISABLE(#)     UNEXERCISABLE($) (1)
------------------------------- ------------------ --------------- --------------------- -----------------------
Jeffry R. Brown                         --               --          716,667/313,333        314,198/117,000
------------------------------- ------------------ --------------- --------------------- -----------------------

Gary E. Wendt                           --               --          144,280/29,100             5,601/1,746
------------------------------- ------------------ --------------- --------------------- -----------------------

H. Donald Rosacker, II                  --               --           88,332/311,668         64,482/227,518
------------------------------- ------------------ --------------- --------------------- -----------------------

Mira LaCous                             --               --          157,361/282,639         56,709/127,086
=============================== ================== =============== ===================== =======================

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
Co-Trustees under the Will dated October 23, 1998, The Qualified
Property Marital Trust II (7)
10264 Scarborough Circle
Bloomington, MN 55437

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

CONSULTING AGREEMENT WITH BARRY WENDT


         In connection with Barry Wendt's resignation as the Chief Executive Officer of the Company on July 1, 2001, the Company and Barry Wendt entered into a consulting agreement pursuant to which Mr. Wendt served as a technology advisor to the Company until January 31, 2002. Under the Consulting Agreement, the Company paid consulting fees of $63,000 to Barry Wendt and reimbursed him for out-of-pocket expenses in consideration of approximately 100 hours of services per month. These services consisted of working with the Company's VP of Technology and Development on writing and defining certain technologies related to the Company's Vector Segment Technology and other technology originally developed by the Company. As a co-founder of the Company, Barry Wendt was the principal engineer involved in the design and development of the Company's core technology between 1993 and 2000. The fees paid to Barry Wendt were the result of negotiation after considering his unique knowledge and expertise of the Company's technology and on a per hour basis, were approximately equal to the consulting services obtained by the Company from non-affiliated third parties over the past two years.

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

                                        BIO-KEY INTERNATIONAL, INC.


Date: June 18, 2002                     /s/ Jeffry R. Brown
                                        -------------------


                                        Jeffry R. Brown,
                                        CHAIRMAN AND CHIEF EXECUTIVE OFFICER

         Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature                        Title                             Date


 /s/ H. Donald Rosacker, II      President, Director               June 18, 2002
---------------------------
H. Donald Rosacker, II

 /s/ Gary E. Wendt               Chief Financial Officer,          June 18, 2002
---------------------------      Principal Accounting Officer
Gary E. Wendt

 /s/ Jeffrey J. May              Director                          June 18, 2002
---------------------------
Jeffrey J. May

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