Form 10QSB
period 2002-06-30
BIO KEY INTERNATIONAL INC
filed 2002-08-13
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2002

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

                                 (651) 687-0414

                           (ISSUER'S TELEPHONE NUMBER)



         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---
         Shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of August 2, 2002: 13,331,667 shares.

                              BIO-KEY INTERNATIONAL, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1 - Financial Statements

          Balance sheets as of December 31, 2001 and June 30, 2002 ......... 3

          Statements of operations for the three months ended
              June 30, 2001 and 2002, six months ended June 30,
              2001 and 2002, and January 7, 1993 (date of
              inception) through June 30, 2002  .............................4

          Statements of cash flows for the six months ended June 30,
          2001 and 2002, and January 7, 1993 (date of inception)
          through June 30, 2002..............................................5

          Notes to financial statements        ..............................7

     Item 2 - Management's Discussion and Analysis and Plan of Operations...11

PART II. OTHER INFORMATION

     Item 1  -  Legal proceedings...........................................15
     Item 2  -  Changes in Securities and Use of Proceeds...................15
     Item 3  -  Defaults Upon Senior Securities.............................15
     Item 4  -  Submission of Matters to a Vote of Security Holders.........15
     Item 5  -  Other Events................................................15
     Item 6  -  Exhibits and Reports on Form 8-K............................16

                          BIO-key International, Inc.
                    (a Corporation in the Development Stage)
                                 BALANCE SHEETS


                                                                   December 31,       June 30,
                                                                       2001             2002
                                                                   ------------     ------------
                  ASSETS                                                             (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                        $    514,970     $     44,929
  Accounts Receivable                                                        --           40,025
  Prepaid expenses                                                      206,634          141,231
                                                                   ------------     ------------

          Total current assets                                          721,604          226,185

EQUIPMENT AND FURNITURE AND FIXTURES - AT COST,
     less accumulated depreciation                                           --               --

OTHER ASSETS                                                             41,706          115,105
                                                                   ------------     ------------

                                                                   $    763,310     $    341,290
                                                                   ============     ============
                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                              $    238,496     $    311,884
     Accrued liabilities                                                 90,575          304,912
                                                                   ------------     ------------

          Total current liabilities                                     329,071          616,796


LONG-TERM OBLIGATIONS, net of discount                                4,331,238        5,195,194

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
 Preferred stock - authorized, 5,000,000 shares
          of $ .01 par value (liquidation preference of
             $100 per share)
          Series B 9% Convertible; issued and outstanding, 21,430
             Shares as of December 31, 2001 and June 30, 2002               214              214
Common stock - authorized, 60,000,000 shares
          of $.01 par value; issued and outstanding,
          12,528,469 and 13,331,667 shares, respectively                125,285          133,317
Additional contributed capital                                       15,538,025       16,073,181
Deficit accumulated during the development stage                    (19,560,523)     (21,677,412)
                                                                   ------------     ------------
                                                                     (3,896,999)      (5,470,700)
                                                                   ------------     ------------

                                                                   $    763,310     $    341,290
                                                                   ============     ============

See accompanying notes to financial statements.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                          January 7,
                                                                                                          1993 (date
                                                                                                         of inception)
                                              Three months                    Six months                   through
                                             ended June 30,                 ended June 30,                  June 30,
                                     -----------------------------     ------------------------------    ------------
                                         2001             2002             2001              2002            2002
                                     ------------     ------------     -------------     ------------    ------------
Revenues
     Product sales                   $         --     $        999     $          --     $        999    $    578,383
     Licensing fees                            --           57,485                --           57,485         157,485
     Reimbursed research
       and development                         --               --                --               --         284,506
     Technical support
       and other services                      --               --                --               --         429,885
                                     ------------     ------------     -------------     ------------    ------------
                                               --           58,484                --           58,484       1,450,259
Costs and other expenses
     Cost of product sales                     --            1,120                --            1,120       1,738,015
     Cost of technical support
       and other services                      --               --                --               --         237,317
     Selling, general
       and administrative                 380,152          493,027           794,578          997,758      12,428,892
     Research, development
       and engineering                    175,473          278,619           454,841          566,081       6,372,206
                                     ------------     ------------     -------------     ------------    ------------
                                          555,625          772,766         1,249,419        1,564,959      20,776,430
                                     ------------     ------------     -------------     ------------    ------------
         Operating loss                  (555,625)        (714,282)       (1,249,419)      (1,506,475)    (19,326,171)

Other income (expense)
     Interest income and other                  7              (81)           (5,829)             963         510,100
     Interest expense                     (57,375)        (350,951)         (105,480)        (611,377)     (1,940,523)
                                     ------------     ------------     -------------     ------------    ------------
                                          (57,368)        (351,032)         (111,309)        (610,414)     (1,430,423)
                                     ------------     ------------     -------------     ------------    ------------
     Loss before extraordinary gain      (612,993)      (1,065,314)       (1,360,728)      (2,116,889)    (20,756,594)

Extraordinary gain - troubled
     payable reduction                         --               --                --               --         300,250
                                     ------------     ------------     -------------     ------------    ------------


         NET LOSS                    $   (612,993)    $ (1,065,314)    $  (1,360,728)    $ (2,116,889)   $(20,456,344)
                                     ============     ============     =============     ============    ============

Loss applicable to
  common shareholders

  Net loss                           $   (612,993)    $ (1,065,314)    $  (1,360,728)    $ (2,116,889)   $(20,456,344)

Preferred stock dividends
  and accretion                           (89,438)         (96,435)          (89,438)         (96,435)     (1,295,738)
                                     ------------     ------------      ------------     ------------    ------------
Loss applicable to common
  stockholders                       $   (702,431)    $ (1,161,749)     $ (1,450,166)    $ (2,213,324)  $ (21,752,082)
                                     ============     ============      ============     ============    ============
Basic and diluted loss
  Per common share                   $       (.06)    $       (.08)     $       (.13)    $       (.17)   $     ( 2.87)

Preferred stock dividends
  and accretion                              (.01)            (.01)             (.01)            (.01)           (.18)
                                     ------------     ------------      ------------     ------------    ------------
Loss per
  common share                       $       (.07)    $       (.09)     $       (.14)    $       (.18)   $     ( 3.05)
                                     ============     ============      ============     ============    ============
Weighted average number of
  common shares outstanding            10,398,801       12,592,744        10,340,442       12,546,486       7,132,520
                                     ============     ============      ============     ============    ============

See accompanying notes to financial statements

                          BIO-key International, Inc.
                    (a Corporation in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 January 7,
                                                                                 1993 (date
                                                                                of inception)
                                                         Six months              through
                                                        ended June 30,           June 30,
                                                ----------------------------    ------------
                                                    2001            2002            2002
                                                ------------    ------------    ------------
Cash flows from operating activities
     Net loss                                   $ (1,360,728)    $(2,116,889)   $(20,456,344)
     Adjustments to reconcile
       net loss to net cash used
       in operating activities:
           Depreciation                               15,971              --         242,913
           Amortization:
            Unearned compensation                         --              --         193,333
            Intrinsic value of the
             beneficial conversion feature
             of the convertible debenture                 --         384,956       1,007,520
            Deferred financing costs                  21,069              --         426,397
     Write-down of inventory                              --              --         916,015
     Write-down of deferred
       financing costs                                    --              --         132,977
     Gain on sale of
       Inter-Con/PC stock                                 --              --        (190,000)
     Revenues realized due to offset
      of billings against a stock purchase                --              --        (170,174)
     Acquired research and development                    --              --         117,000
     Options and warrants issued for
      services and other                              13,320         188,796       1,589,816
     Other                                                --              --          34,684
     Change in assets and liabilities:
           Accounts receivable                         7,768         (40,025)        (40,025)
           Inventories                                    --              --        (916,015)
           Prepaid expenses                          (11,856)         65,403        (141,231)
           Accounts payable                           12,220          73,388         311,884
           Accrued liabilities                       470,799         235,729       1,816,985
                                                ------------    ------------    ------------
     Net cash used in operations                    (831,437)     (1,208,642)    (15,124,265)

Cash flows from investing activities
           Capital expenditures                           --              --        (242,913)
           Proceeds from sales
             of Inter-Con/PC stock                        --              --         190,000
           Other                                      (1,009)         (6,399)        (48,105)
                                                ------------    ------------    ------------
     Net cash used in
       investing activities                           (1,009)         (6,399)       (101,018)

Cash flows from
  financing activities
     Net borrowings under
       short-term borrowing
       agreements                                    850,000              --       3,003,000
     Issuance of convertible
       bridge note                                        --              --         175,000
     Issuance of convertible
       debentures and long-term notes                     --         795,000       3,635,000
     Issuance of warrants and
       convertible debentures                             --              --         830,000



     Deferred financing costs                             --         (50,000)       (362,977)
     Exercise of stock options and warrants               --              --         190,799
     Sales of common stock                                --              --       7,093,832
     Sale of preferred stock and assigned
       value of warrant                                   --              --         843,558
     Redemption of common stock                           --              --        (138,000)
                                                ------------    ------------    ------------
     Net cash provided by
       financing activities                          850,000         745,000      15,270,212
                                                ------------    ------------    ------------
Net increase (decrease) in
  cash and cash equivalents                           17,554        (470,041)         44,929

Cash and cash equivalents,
  at beginning of period                              48,830         514,970              --
                                                ------------    ------------    ------------
Cash and cash equivalents,
  at end of period                              $     66,384    $     44,929    $     44,929
                                                ============    ============    ============





See accompanying notes to financial statements.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)
                         NOTES TO FINANCIAL STATEMENTS
                December 31, 2001, and June 30, 2002 (Unaudited)

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

2.       Liquidity and Capital Resource Matters

         Broad commercial acceptance of the Company's technology is critical to the Company's success and ability to generate revenues. The Company has had no significant revenues to date, and has accumulated losses since inception of approximately 20,456,000 of which approximately 2,117,000 was incurred during 2002. As of June 30, 2002 there was a stockholders' deficit of approximately 5,471,000.

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

                         BIO-key International, Inc.
                    (a Corporation in the Development Stage)
                        NOTES TO FINANCIAL STATEMENTS
                December 31, 2001, and June 30, 2002 (Unaudited)

4.        Prepaid Expenses
                                                December 31,        June 30,
                                                   2001              2002
                                               -----------       -----------

          Consulting fees                      $   188,275       $    99,675
          Insurance                                 18,359            41,407
          Rent and other                                --               149
                                               -----------       -----------
                                               $   206,634       $   141,231
                                               ===========       ===========

5.        Other Assets

                                               December 31,         June 30,
                                                   2001              2002
                                               -----------       -----------

          Deferred financing costs             $        --       $    67,000
          Patents pending                           26,706            33,105
          Security deposits                         15,000            15,000
                                               -----------       -----------
                                               $    41,706       $   115,105
                                               ===========       ===========

          Deferred financing costs

          In March 2002, the company engaged an investment banking firm to advise the Company regarding rasing additional capital through the potential future issuance of the Company's equity, debt or convertible securities. The firm will be paid a nonrefundable retainer fee of $50,000 and has been granted a four year warrant to purchase 25,000 shares of the Company's common stock at an exercise price of $1.00 per share. The estimated value of the warrant is $17,000.

6.        Accrued Liabilities

                                               December 31,        June 30,
                                                   2001              2002
                                               -----------       -----------

          Interest                             $    42,509       $   262,538
          Compensation                              36,699            39,897
          Other                                     11,367             2,477
                                               -----------       -----------
                                               $    90,575       $   304,912
                                               ===========       ===========

7.        Long-term Obligations

          As part of the Company's November 2001 recapitalization transaction with an investor group (the Investor), the Investor agreed to provide additional financing (the Funding Agreement) in incremental monthly installments during the six-month period commencing March 1, 2002, subject to certain conditions. In the six months ended June 30, 2002 the Company has received $795,000 and issued notes payable to the Investor. The terms of the notes require the principal to be repaid on September 30,2003,interest to be accrued at 10%, payable semi-annually on April 30 and September 30 commencing September 30, 2002, and provide for conversion of principal and accrued interest into shares of the Company's common stock at a conversion price of $0.75 per share.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                December 31, 2001, and June 30, 2001 (Unaudited)


8.       Stockholders Equity

         Conversion of Debt into Common Stock

         All of the Company's notes payable to the Investor are convertible into shares of the Company's common stock. During the six-month period ended June 30, 2002, the Investor elected to convert $316,000 principal amount and $6,392 of accrued interest due under the Company's 5% Convertible Debenture into 803,198 shares of common stock.

         Series B Convertible Preferred Stock Dividends

         The Company's Series B preferred stock accrues dividends at 9% payable semi-annually on June 15 and December 15. As of June 30, 2002 cumulative dividends in arrears were approximately $106,000.


         Options and Warrants

         The following summarizes option and warrant activity since December 31, 2001:

                                                   Number of Shares
                                     -----------------------------------------------------------
                                      1996        1999        Non-
                                      Plan        Plan        Plan       Warrants       Total
                                    ---------  ---------    ---------    ---------    ---------
  Balance, December 31, 2001          390,380  1,456,669    1,981,000    5,811,898    9,639,947
                   Granted                 --     75,000           --      218,000      293,000
                   Cancelled               --     75,000      168,000           --      243,000
                                    ---------  ---------    ---------    ---------    ---------
  Balance, June 30, 2002              390,380  1,456,669    1,813,000    6,029,898    9,689,947
                                    ---------  ---------    ---------    ---------    ---------
  Available for future
   grants,
  June 30, 2002                       266,620    543,331           --           --      809,951
                                    =========  =========    =========    =========    =========

9.        Events Occurring Subsequent to June 30, 2002

          Pursuant to the Funding Agreement with the Investor discussed in Note
          7 during July and August, 2002 the Company has issued a series of notes payable in the aggregate principal amount of $195,000.

          In July 2002, the Company granted a warrant to an investor relations firm to purchase 200,000 shares of the Company's common stock at an exercise price of $0.45 per share. The warrant is immediately exercisable and expires in three years.


         Supplementary Disclosures of Cash Flow Information

                                                                                January 7,
                                                                              1993 (date of
                                                                                inception
                                                         Six months              through
                                                        Ended June 30,           June 30,
                                               -------------------------        ----------
                                                      2001         2002             2002
                                               -------------  ----------        ----------
        Cash paid for:
                Interest                        $       --    $       --        $  28,544

        Noncash Financing Activities:
          Conversion of short-term notes,
           accrued interest and penalties
           into long-term notes
           and debentures                              --            --        4,567,546
          Conversion of convertible
             debentures, bridge notes, and
             accrued interest into common
             stock                                     --        322,392        2,907,360
          Accretion of preferred stock
             beneficial conversion feature             --             --          877,000
          Issuance of Series B preferred
             stock in exchange for Series
             A preferred stock and
             cumulative dividends in
             arrears, thereon                          --             --          281,049
          Issuance of common stock in
             exchange for Series A
             preferred stock and
             cumulative dividends in
             arrears, thereon                          --             --           24,922
          Issuance of warrants or stock
             effected through
             reduction of debt                         --         32,000          382,000
          Unearned compensation
             reversal related to
             employee termination                      --             --          227,111
          Common stock repurchases
             offset by a reduction in
             amounts billed to Jasper
             for research and development              --             --          170,174
          Offset deferred offering costs
             against proceeds of
             initial public offering,
             and other                                 --             --          159,021

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

                    PRIVATE SECURITIES LITIGATION REFORM ACT

The information contained in this Report on Form 10-QSB and in other public statements by the Company and Company officers include or may contain certain forward-looking statements. The words "may", "intend", "will", "expect", "anticipate", "believe", "estimate", "project", and similar expressions used in this Report are intended to identify forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933 and Sections 21E of the U.S. Securities Exchange of 1934. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. These factors include, but are not limited to, the Company's ability to sucessfully develop and market its technology and to obtain additional financing as well as those risks described in detail in the Company's Annual Report on Form 10-KSB under the caption "Risk Factors". Should any of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statement.


OVERVIEW

Historically, BIO-key International, Inc.'s (the "Company") goal was to develop automated fingerprint identification products which were portable, easily integrated with existing applications and affordable for mass commercialization and distribution through Original Equipment Manufacturers ("OEM"s), distributors and to a lesser degree, system integrators in the computer network, general access control and other markets. This included the development of proprietary readers. During 1998 and 1999, the evolution of the Company's technology allowed it to shift from providing biometric hardware to developing and licensing biometric identification IT security and identity theft solution software.

These solutions are built around the advanced capabilities of the Company's proprietary patent pending VST( (Vector Segment Technology() algorithm. The Company has pioneered the development of automated, finger identification technology that can be used without the aide of non-automated methods of identification such as a personal identification (PIN), password, token, smart card, ID card, credit card, passport, drivers license or other form of possession based or knowledge based identification. This advanced BIO-key( identification technology improves both the accuracy and speed of finger-based biometrics and is the only finger identification algorithm that has been certified by the International Computer Security Association (ICSA).

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

The Company has completed the development of its core technology, has commenced the marketing of its technology and has begun to generate revenue from licensing arrangements during 2002.

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

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001

Revenues

The Company generated approximately $58,000 of revenue during the three months ended June 30, 2002 consisting of $57,000 from licensing fees and $1,000 from reader sales. There was no revenue for the same period in 2001.

The Company generated approximately $58,000 of revenue during the six months ended June 30, 2002 consisting of $57,000 from licensing fees and approximately $1,000 from reader sales. There was no revenue for the same period in 2001.

Costs and Other Expenses

Cost of goods sold were approximately $1,000 during the three months ended June 30, 2002 as compared to $0 for the corresponding period in 2001. There were no sales in the corresponding period in 2001.

Cost of goods sold were approximately $1,000 during the six months ended June 30, 2002 as compared to $0 for the corresponding period in 2001. There were no sales in the corresponding period in 2001.

Selling, general and administrative expenses increased approximately $113,000 to approximately $493,000 during the three months ended June 30, 2002 as compared to approximately $380,000 for the corresponding period in 2001. Of the increase, approximately $327,000 was due to a increase in marketing costs as the Company focused on marketing its Web-based biometric authentication software solution and approximately $4,000 was due to an increase in professional services costs subsequent to the recapitalization transaction in November 2001 and the filing of a registration statement with the Securities and Exchange Commission in 2002. These were offset by an approximate $179,000 decrease of a non-cash accrual of penalties incurred for failing to file a registration statement for the Company's Series A convertible preferred stock, and approximately $39,000 was due to a reduction in salaries and wages for administrative personnel.

Selling, general and administrative expenses increased approximately $203,000 to approximately $998,000 during the six months ended June 30, 2002 as compared to approximately $795,000 for the corresponding period in 2001. Of the increase, approximately $574,000 was due to a increase in marketing costs as the Company focused on marketing its Web-based biometric authentication software solution and approximately $72,000 was due to an increase in professional services costs subsequent to the recapitalization transaction in November 2001 and the filing of a registration statement with the Securities and Exchange Commission in 2002. These were offset by an approximate $358,000 decrease of a non-cash accrual of penalties incurred for failing to file a registration statement for the Company's Series A convertible preferred stock, a decrease of approximately $28,000 due to a reduction in general and administrative operating costs, and approximately $57,000 was due to a reduction in salaries and wages for administrative personnel.

Research, development, and engineering expenses increased approximately $104,000 to approximately $279,000 during the three months ended June 30, 2002 as compared to approximately $175,000 for the corresponding period in 2001. Of the increase, approximately $75,000 was due to a increase in wages for development personnel and approximately $43,000 was due to an increase in general development and engineering costs. These were offset by an approximate $14,000 decrease in software sub-contracting costs.

Research, development, and engineering expenses increased approximately $111,000 to approximately $566,000 during the six months ended June 30, 2002 as compared to approximately $455,000 for the corresponding period in 2001. Of the increase, approximately $156,000 was due to a increase in wages for development personnel and approximately $57,000 was due to an increase in general development and engineering costs. These were offset by an approximate $102,000 decrease in software sub-contracting costs.

Other income and expense increased approximately $294,000 to approximately $351,000 during the three months ended June 30, 2002 as compared to approximately $57,000 for the corresponding period in 2001. The increase was primarily due to an increase in interest costs associated with the November 2001 recapitalization transaction and new long-term borrowings.

Other income and expense increased approximately $500,000 to approximately $611,000 during the six months ended June 30, 2002 as compared to approximately $111,000 for the corresponding period in 2001. The increase was primarily due to an increase in interest costs associated with the November 2001 recapitalization transaction and new long-term borrowings.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the six months ended June 30, 2002 was approximately $1,209,000 compared to approximately $831,000 during the six months ended June 30, 2001. The primary use of cash for both years was to fund the net loss. Net cash used in investing activities for the six months ended June 30, 2002 was approximately $6,000 compared to net cash used in investing activities of approximately $1,000 for the same period in 2001. Net cash provided by financing activities during the six months ended June 30, 2002 was $745,000 compared to $850,000 in the same period in 2001 and consisted primarily of long-term borrowing activities of $795,000 partially offset by costs related to capital raising efforts.

Working capital decreased approximately $784,000 during the six months ended June 30, 2002 to a deficit of approximately $391,000 as compared to a surplus of approximately $393,000 as of December 31, 2001. This decrease is primarily due to operating losses, offset by long-term borrowings.

Pursuant to the November 2001 recapitalization transaction with an investment fund (the Fund), the Company obtained $1,065,000 of additional financing through the issuance in 2001 of a secured convertible promissory note (the "Secured Note"). All existing promissory notes payable to the Fund together with all accrued and unpaid interest due thereon ($3,028,000) were cancelled and converted into the Secured Note. The Secured Note is due September 30, 2003, is secured by substantially all of the Company's assets, including its intellectual property, accrues interest at the rate of 10% per annum payable quarterly in arrears commencing September 30, 2002, may be prepaid without penalty and is convertible into shares of common stock at a conversion price of $0.75 per share. The security interest terminates upon the Company obtaining $5,000,000 of additional equity financing. In this transaction, the Company received net cash proceeds of $1,024,000 after giving effect to offering costs of $41,000.

The Fund has agreed to provide up to $1,080,000 of additional financing in incremental monthly installments during the six-month period commencing March 1, 2002. Any such funding will be provided pursuant to a secured promissory note on the terms described above. The Fund's obligation to provide this financing is conditioned upon:

     - The Company being in compliance with all material obligations under the November 26, 2001 funding agreement between the parties, the Secured Note and debentures issued to the Fund pursuant thereto, and the other agreements between the parties.

     - The continued truth and accuracy of the representations and warranties of the Company set forth in the funding agreement.

     - The average closing bid price of the Company's common stock during the calendar month preceding the advance exceeding $1.00 per share.

Provided the forgoing conditions are satisfied, funds are advanced upon ten (10) business days written notice from the Company which notice shall be delivered not earlier than the first business day of the month of the requested advance. Between January 1, 2002 and the date of this report, the Company has obtained advances in the aggregate principal amount of $990,000. After the final advance has been made, the Company has agreed to file a registration statement covering the public resale of the shares of common stock issuable upon conversion of the secured promissory notes issued against each advance.

Since January 7, 1993 (date of inception), the Company's capital needs have been principally met through proceeds from the sale of equity and debt securities.

The Company does not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Primarily all of the Company's interest expense is related to obligations due the Fund.

As of the date of this report, the Company has minimal cash resources.
Although the Fund has, in the past, provided financing to the Company notwithstanding that all of the conditions were not satisfied, there can be no assurance that it will continue to do so. During the past year, the Company has reduced its administrative expenses such that it currently requires approximately $180,000 per month to conduct operations. Based on available cash resources and the existing funding obligations, the Company believes it can maintain operations at current levels through August 2002. The

Company needs approximately $2,160,000 to continue to operate at current levels for the next twelve (12) months. Ideally, the Company needs approximately $5,000,000 to $7,000,000 to execute its business plan and support the growth of operations through 2003 and to continue product enhancements. The additional financing is required to conduct the sales and marketing effort necessary to engage in significant direct selling and marketing activities.

During the three month period ended June 30, 2002, the Company entered into license agreements and generated $58,000 of revenue. Management believes the Company will continue to generate revenue from existing and new relationships during the remainder of the year. Anticipated revenues are expected to defray operating expenses and reduce the amount of required additional financing but are not expected to be sufficient for the Company to expand operations.

In addition to generating revenue, the Company is seeking to obtain additional financing through the issuance of additional debt or equity securities of the Company on a negotiated private placement basis to institutional and accredited investors. In March 2002, the Company retained a financial advisory firm to assist the Company in raising the necessary additional capital. The financial advisory firm has introduced the Company to potential funding sources, however, as of the date of this report, the Company has not reached any definitive agreement with any potential investor regarding the specific terms of an investment in the Company. No assurance can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained to meet its needs, or that such financing would not be dilutive to existing stockholders. If available financing is insufficient or unavailable or the Company fails to generate any meaningful revenue, it may be required to further reduce operating expenses, suspend operations, seek a merger or acquisition candidate or ultimately liquidate its assets.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceeding nor is it aware of any proceeding contemplated by any governmental authority involving the Company.

ITEM 2.  CHANGES IN SECURITIES

     1. On July 16, 2002 the Company issued a three-year warrant to purchase 200,000 shares of the common stock to CEOCAST, Inc., an investor relations firm, at an exercise price of $.45 per share, the closing market price of the Company's common stock on the date of grant. The warrant is immediately exercisable and was issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2)thereunder without payment of underwriting discounts or commissions to any person.

     2. On or about June 30, 2002, the Company issued an aggregate of 646,458 shares of common stock upon conversion of $216,000 principal amount and $6,392 of accrued interest due under the Company's 5% Convertible Debenture. The shares were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder without payment of underwriting discounts of commissions to any person.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER EVENTS

         None

ITEM 6.  EXHIBITS


         (a)       Exhibits

         99.1      Certificate of CEO of Registrant Pursuant to 18 USC Section 1350,
                   as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2      Certificate of CFO of Registrant Pursuant to 18 USC Section 1350,
                   as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b)      Reports on Form 8-K

                  None.

                                  SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2002                 BIO-Key International, Inc.


                                       /s/ Jeffry R. Brown
                                       ----------------------------------------
                                       Jeffry R. Brown, Chief Executive Officer

                                       /s/ Gary Wendt
                                       ----------------------------------------
                                       Gary Wendt, Chief Financial Officer




                                  EXHIBIT INDEX


EXHIBIT NO.                  REFERENCE
-----------                  ---------

99.1           Certificate of CEO of Registrant Pursuant to 18 USC Section 1350,
               as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



99.2           Certificate of CFO of Registrant Pursuant to 18 USC Section 1350,
               as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

