Form 10QSB
period 2002-09-30
BIO KEY INTERNATIONAL INC
filed 2002-11-13
CIK 1019034

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                       FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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
         Shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of November 7, 2002: 13,788,262 shares.

                              BIO-KEY INTERNATIONAL, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1 - Financial Statements

          Balance sheets as of December 31, 2001 and September 30, 2002 .... 3

          Statements of operations for the three months ended
              September 30, 2001 and 2002, nine months ended September 30, 2001 and 2002, and January 7, 1993 (date of inception) through September 30, 2002 .........................4

          Statements of cash flows for the nine months ended September 30, 2001 and 2002, and January 7, 1993 (date of inception)
          through September 30, 2002  .......................................5

          Notes to financial statements        ..............................7

     Item 2 - Management's Discussion and Analysis and Plan of Operations...12

     Item 3 - Controls and Procedures                                       16

PART II. OTHER INFORMATION

     Item 1  -  Legal proceedings...........................................17
     Item 2  -  Changes in Securities and Use of Proceeds...................17
     Item 3  -  Defaults Upon Senior Securities.............................18
     Item 4  -  Submission of Matters to a Vote of Security Holders.........18
     Item 5  -  Other Events................................................18
     Item 6  -  Exhibits and Reports on Form 8-K............................19

                          BIO-key International, Inc.
                    (a Corporation in the Development Stage)
                                 BALANCE SHEETS


                                                                   December 31,     September 30,
                                                                       2001             2002
                                                                   ------------     ------------
                  ASSETS                                                             (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                        $    514,970     $     98,892
  Accounts Receivable                                                        --           48,400
  Prepaid expenses                                                      206,634           99,920
                                                                   ------------     ------------

          Total current assets                                          721,604          247,212

EQUIPMENT AND FURNITURE AND FIXTURES - AT COST,
     less accumulated depreciation                                           --               --

OTHER ASSETS                                                             41,706          121,903
                                                                   ------------     ------------

                                                                   $    763,310     $    369,115
                                                                   ============     ============
                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Current maturities of long-term obligations                   $         --     $  5,618,740
     Notes payable                                                           --          382,000
     Accounts payable                                                   238,496          220,566
     Accrued liabilities                                                 90,575          442,007
                                                                   ------------     ------------

          Total current liabilities                                     329,071        6,663,313


LONG-TERM OBLIGATIONS, net of discount and current maturities         4,331,238               --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
 Preferred stock - authorized, 5,000,000 shares
          of $ .01 par value (liquidation preference of
             $100 per share):
          Series B 9% Convertible; issued and outstanding, 21,430
             shares as of December 31, 2001 and 20,230 shares
             as of September 30, 2002                                       214              202
Common stock - authorized, 60,000,000 shares
          of $.01 par value; issued and outstanding,
          12,528,469 and 13,809,767 shares, respectively                125,285          138,098
Additional contributed capital                                       15,538,025       16,271,715
Deficit accumulated during the development stage                    (19,560,523)     (22,704,213)
                                                                   ------------     ------------
                                                                     (3,896,999)      (6,294,198)
                                                                   ------------     ------------

                                                                   $    763,310     $    369,115
                                                                   ============     ============

See accompanying notes to financial statements.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                          January 7,
                                                                                                          1993 (date
                                                                                                         of inception)
                                              Three months                    Nine months                   through
                                           ended September 30,              ended September 30,          September 30,
                                     -----------------------------     ------------------------------    ------------
                                         2001             2002             2001              2002            2002
                                     ------------     ------------     -------------     ------------    ------------
Revenues
     Product sales                   $         --     $      1,425     $          --     $      2,424    $    579,808
     Licensing fees                            --           33,375                --           90,860         190,860
     Reimbursed research
       and development                         --               --                --               --         284,506
     Technical support
       and other services                      --               --                --               --         429,885
                                     ------------     ------------     -------------     ------------    ------------
                                               --           34,800                --           93,284       1,485,059
Costs and other expenses
     Cost of product sales                     --            1,200                --            2,320       1,739,215
     Cost of technical support
       and other services                      --               --                --               --         237,317
     Selling, general
       and administrative                 293,021          527,704         1,087,599        1,525,462      12,956,596
     Research, development
       and engineering                    321,720          253,473           776,561          819,554       6,625,679
                                     ------------     ------------     -------------     ------------    ------------
                                          614,741          782,377         1,864,160        2,347,336      21,558,807
                                     ------------     ------------     -------------     ------------    ------------
         Operating loss                  (614,741)        (747,577)       (1,864,160)      (2,254,052)    (20,073,748)

Other income (expense)
     Interest income and other               (205)             351            (6,034)           1,314         510,451
     Interest expense                     (68,199)        (270,669)         (173,679)        (882,046)     (2,211,192)
                                     ------------     ------------     -------------     ------------    ------------
                                          (68,404)        (270,318)         (179,713)        (880,732)     (1,700,741)
                                     ------------     ------------     -------------     ------------    ------------
     Loss before extraordinary gain      (683,145)      (1,017,895)       (2,043,873)      (3,134,784)    (21,774,489)

Extraordinary gain - troubled
     payable reduction                         --               --                --               --         300,250
                                     ------------     ------------     -------------     ------------    ------------


         NET LOSS                    $   (683,145)    $ (1,017,895)    $  (2,043,873)    $ (3,134,784)   $(21,474,239)
                                     ============     ============     =============     ============    ============

Loss applicable to
  common shareholders:

  Net loss                           $   (683,145)    $ (1,017,895)    $  (2,043,873)    $ (3,134,784)   $(21,474,239)

Preferred stock dividends
  and accretion                                --               --          (89,438)          (96,435)     (1,392,173)
                                     ------------     ------------      ------------     ------------    ------------
Loss applicable to common
  stockholders                       $   (683,145)    $ (1,017,895)     $ (2,133,311)    $ (3,231,219)  $ (22,866,412)
                                     ============     ============      ============     ============    ============
Basic and diluted loss
  Per common share                   $       (.06)    $       (.08)     $       (.19)    $       (.24)   $     ( 2.95)

Preferred stock dividends
  and accretion                                --               --              (.01)            (.01)           (.19)
                                     ------------     ------------      ------------     ------------    ------------
Loss per
  common share                       $       (.06)    $       (.08)     $       (.20)    $       (.25)   $     ( 3.14)
                                     ============     ============      ============     ============    ============
Weighted average number of
  common shares outstanding            10,754,533       13,305,343        10,640,836       12,801,284       7,292,311
                                     ============     ============      ============     ============    ============

See accompanying notes to financial statements

                          BIO-key International, Inc.
                    (a Corporation in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 January 7,
                                                                                 1993 (date
                                                                                of inception)
                                                         Nine months              through
                                                      ended September 30,       September 30,
                                                ----------------------------    ------------
                                                    2001            2002            2002
                                                ------------    ------------    ------------
Cash flows from operating activities
     Net loss                                   $ (2,043,873)    $(3,134,784)   $(21,474,239)
     Adjustments to reconcile
       net loss to net cash used
       in operating activities:
           Depreciation                               23,956              --         242,913
           Amortization:
             Unearned compensation                        --              --         193,333
             Discounts on convertible debt
              related to warrants and
              beneficial conversion features              --         523,502       1,146,066
             Deferred financing costs                 21,069              --         426,397
             Write-down of inventory                      --              --         916,015
             Write-down of deferred
              financing costs                             --              --         132,977
             Gain on sale of
              Inter-Con/PC stock                          --              --        (190,000)
             Revenues realized due to offset
              of billings against a stock purchase        --              --        (170,174)
             Acquired research and development            --              --         117,000
             Options and warrants issued for
              services and other                      13,320         383,194       1,784,214
             Other                                        --              --          34,684
           Change in assets and liabilities:
             Accounts receivable                       9,118         (48,400)        (48,400)
             Inventories                                  --              --        (916,015)
             Prepaid expenses                         (6,659)        106,713         (99,921)
             Accounts payable                          4,057         (17,930)        220,566
             Accrued liabilities                     720,486         372,824       1,954,080
                                                ------------    ------------    ------------
     Net cash used in operations                  (1,258,526)     (1,814,881)    (15,730,504)

Cash flows from investing activities
           Capital expenditures                           --              --        (242,913)
           Proceeds from sales
             of Inter-Con/PC stock                        --              --         190,000
           Other                                      (1,636)        (13,197)        (54,903)
                                                ------------    ------------    ------------
     Net cash used in
       investing activities                           (1,636)        (13,197)       (107,816)

Cash flows from
  financing activities
     Net borrowings under
       short-term borrowing
       agreements                                  1,270,000         382,000       3,385,000
     Issuance of convertible
       bridge note                                        --              --         175,000
     Issuance of convertible
       debentures and long-term notes                     --       1,080,000       3,920,000
     Issuance of warrants and
       convertible debentures                             --              --         830,000



     Deferred financing costs                             --         (50,000)       (362,977)
     Exercise of stock options and warrants               --              --         190,799
     Sales of common stock                                --              --       7,093,832
     Sale of preferred stock and assigned
       value of warrant                                   --              --         843,558
     Redemption of common stock                           --              --        (138,000)
                                                ------------    ------------    ------------
     Net cash provided by
       financing activities                        1,270,000       1,412,000      15,937,212
                                                ------------    ------------    ------------
Net increase (decrease) in
  cash and cash equivalents                            9,838        (416,078)         98,892

Cash and cash equivalents,
  at beginning of period                              48,830         514,970              --
                                                ------------    ------------    ------------
Cash and cash equivalents,
  at end of period                              $     58,668    $     98,892    $     98,892
                                                ============    ============    ============





See accompanying notes to financial statements.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)
                         NOTES TO FINANCIAL STATEMENTS
                December 31, 2001, and September 30, 2002 (Unaudited)

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

2.       Liquidity and Capital Resource Matters

         Broad commercial acceptance of the Company's technology is critical to the Company's success and ability to generate revenues. The Company has had no significant revenues to date, and has accumulated losses since inception of approximately $21,474,000 of which approximately $3,135,000 was incurred during 2002. As of September 30, 2002 there was a stockholders' deficit of approximately $6,294,000.

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

                         BIO-key International, Inc.
                    (a Corporation in the Development Stage)
                        NOTES TO FINANCIAL STATEMENTS
                December 31, 2001, and September 30, 2002 (Unaudited)

4.        Prepaid Expenses
                                                December 31,    September 30,
                                                   2001              2002
                                               -----------       -----------

          Consulting fees                      $   188,275       $        --
          Insurance                                 18,359            30,033
          Rent and other                                --            69,887
                                               -----------       -----------
                                               $   206,634       $    99,920
                                               ===========       ===========

5.        Other Assets

                                               December 31,     September 30,
                                                   2001              2002
                                               -----------       -----------

          Deferred financing costs             $        --       $    67,000
          Patents pending                           26,706            39,903
          Security deposits                         15,000            15,000
                                               -----------       -----------
                                               $    41,706       $   121,903
                                               ===========       ===========

          Deferred financing costs

          In March 2002, the company engaged an investment banking firm to advise the Company regarding raising additional capital through the potential future issuance of the Company's equity, debt or convertible securities. The Company paid a nonrefundable retainer fee of $50,000 and has been granted a four year warrant to purchase 25,000 shares of the Company's common stock at an exercise price of $1.00 per share. The estimated value of the warrant is $17,000.

6.        Accrued Liabilities

                                               December 31,     September 30,
                                                   2001              2002
                                               -----------       -----------

          Interest                             $    42,509       $   394,661
          Compensation                              36,699            45,700
          Other                                     11,367             1,646
                                               -----------       -----------
                                               $    90,575       $   442,007
                                               ===========       ===========

7.        Long-term Obligations

          As part of the Company's November 2001 recapitalization transaction with an investor group (the Investor), the Investor agreed to provide additional financing (the Funding Agreement) in incremental monthly installments during the six-month period commencing March 1, 2002, subject to certain conditions. In the nine months ended September 30, 2002 the Company has received $1,080,000 and issued notes payable to the Investor. The terms of the notes require the principal to be repaid on September 30,2003,interest to be accrued at 10%, payable semi-annually on April 30 and September 30 commencing September 30, 2002, and provide for conversion of principal and accrued interest into shares of the Company's common stock at a conversion price of $0.75 per share. The Company has not made the scheduled semi-annual interest payment due September 30, 2002. The Investor has waived this interest non-payment as a default item.

          As part of an August 2002 bridge note agreement with the Investor, the Investor agreed to provide up to $750,000 of additional financing in incremental monthly installments during the four-month period commencing August 28, 2002. As of September 30, 2002, the Company has received $382,000 and issued the corresponding notes payable to the Investor. The terms of the notes require the principal and accrued 7% per annum interest to be repaid by February 28, 2003. In the event the Company completes a private placement of equity securities resulting in gross proceeds of at least $5,000,000 on or before December 31, 2002 the principal amount and accrued interest due under the note is convertible at the option of the Investor, into the securities sold in such transaction at a conversion price equal to the sale price of such securities. Upon completion of such a transaction, the Investor also has the right to request repayment of the note. In the event that such a transaction is not completed by December 31, 2002, the principal amount and accrued interest is convertible at the option of the Investor into shares of the Company's series B preferred stock at a conversion of $100 per share.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                December 31, 2001, and September 30, 2001 (Unaudited)


8.       Stockholders Equity

         Conversion of Debt into Common Stock

          All of the Company's notes payable to the Investor are convertible into shares of the Company's common stock. During the nine-month period ended September 30, 2002, the Investor elected to convert the remaining $316,000 principal amount and $6,392 of accrued interest due under the Company's 5% Convertible Debenture into 803,198 shares of common stock.

         Series B Convertible Preferred Stock Dividends


          The Company's series B preferred stock accrues dividends at 9% payable semi-annually on June 15 and December 15. As of September 30, 2002 cumulative dividends in arrears were approximately $97,570. All of the Company's series B preferred stock to the Investor are convertible into shares of the Company's common stock. During the nine-month period ended September 30, 2002, the Investor elected to convert 1,200 shares of Series B preferred stock and $8,905 of dividends in arrears and accrued interest thereon into 478,100 shares of the Company's common stock.




         Options and Warrants

         The following summarizes option and warrant activity since December 31, 2001:

                                                   Number of Shares
                                     -----------------------------------------------------------
                                      1996        1999        Non-
                                      Plan        Plan        Plan       Warrants       Total
                                    ---------  ---------    ---------    ---------    ---------
  Balance, December 31, 2001          390,380  1,456,669    1,981,000    5,811,898    9,639,947
                   Granted                 --     75,000           --      218,000      293,000
                   Cancelled               --     75,000      168,000           --      243,000
                                    ---------  ---------    ---------    ---------    ---------
  Balance, June 30, 2002              390,380  1,456,669    1,813,000    6,029,898    9,689,947
                   Granted                 --    380,000      350,000           --      730,000
                   Cancelled               --         --           --      172,216      172,216
                                    ---------  ---------    ---------    ---------    ---------
  Balance, September 30, 2002         390,380  1,836,669    2,163,000    5,857,682   10,247,731
                                    =========  =========    =========    =========    =========
  Available for future
   grants,
  September 30, 2002                  266,620    163,331           --           --      429,951
                                    =========  =========    =========    =========    =========

9.        Events Occurring Subsequent to September 30, 2002

          Pursuant to the bridge note agreement with the Investor discussed in note 7, during October 2002 the Company issued notes payable in the aggregate principal amount of $160,000.

          On November 4, 2002, the Investor elected to convert 800 shares of Series B Preferred Stock and $7,022 of dividends in arrears and accrued interest thereon into 293,598 shares of the Company's common stock.

          On November 11, 2002, the Investor elected to convert 200 shares of Series B Preferred Stock and $1,777 of dividends in arrears and accrued interest thereon Into 60,173 shares of the Company's common stock.


    10.     Supplementary Disclosures of Cash Flow Information

                                                                                January 7,
                                                                              1993 (date of
                                                                                inception
                                                       Nine months              through
                                                    Ended September 30,       September 30,
                                               -------------------------        ----------
                                                      2001         2002             2002
                                               -------------  ----------        ----------
        Cash paid for:
                Interest                        $       --    $       --        $  28,544

        Noncash Financing Activities:
          Conversion of short-term notes,
           accrued interest and penalties
           into long-term notes
           and debentures                              --            --        4,567,546
          Conversion of convertible
             debentures, bridge notes, and
             accrued interest into common
             stock                                     --        322,392        2,907,360
          Accretion of preferred stock
             beneficial conversion feature             --             --          877,000
          Issuance of Series B preferred
             stock in exchange for Series
             A preferred stock and
             cumulative dividends in
             arrears, thereon                          --             --          281,049
          Issuance of common stock in
             exchange for
             preferred stock and
             cumulative dividends in
             arrears thereon                          --         128,905          160,531
          Issuance of warrants or stock
             effected through
             reduction of debt                         --             --          382,000
          Unearned compensation
             reversal related to
             employee termination                      --             --          227,111
          Common stock repurchases
             offset by a reduction in
             amounts billed to Jasper
             for research and development              --             --          170,174
          Offset deferred offering costs
             against proceeds of
             initial public offering,
             and other                                 --             --          159,021

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

                    PRIVATE SECURITIES LITIGATION REFORM ACT

The information contained in this Report on Form 10-QSB and in other public statements by the Company and Company officers include or may contain certain forward-looking statements. The words "may", "intend", "will", "expect", "anticipate", "believe", "estimate", "project", and similar expressions used in this Report are intended to identify forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933 and Sections 21E of the U.S. Securities Exchange of 1934. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. These factors include, but are not limited to, the Company's ability to successfully develop and market its technology and to obtain additional financing as well as those risks described in detail in the Company's Annual Report on Form 10-KSB under the caption "Risk Factors". Should any of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, the actual results may differ materially from those included within the forward-looking statements.


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

These solutions are built around the advanced capabilities of the Company's proprietary patent pending VST(Vector Segment Technology) algorithm. The Company has pioneered the development of automated, finger identification technology that can be used without the aide of non-automated methods of identification such as a personal identification (PIN), password, token, smart card, ID card, credit card, passport, drivers license or other form of possession based or knowledge based identification. This advanced BIO-key identification technology improves both the accuracy and speed of finger-based biometrics and is the only finger identification algorithm that has been certified by the International Computer Security Association (ICSA).

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

The Company believes its existing financial resources will only last through December 2002. See "Liquidity and Capital Resources" below. Due to this and other uncertainties, the Company's independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2001 as to the substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability and growth will depend upon the successful commercialization of its technologies and its ability to obtain adequate financing, among other matters, as to which there can be no assurances.

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenues

The Company generated approximately $35,000 of revenue during the three months ended September 30, 2002 consisting of $33,000 from licensing fees and $2,000 from reader sales. There was no revenue for the same period in 2001.

The Company generated approximately $93,000 of revenue during the nine months ended September 30, 2002 consisting of $91,000 from licensing fees and $2,000 from reader sales. There was no revenue for the same period in 2001.


Costs and Other Expenses

Cost of goods sold were approximately $1,000 during the three months ended September 30, 2002 as compared to $0 for the corresponding period in 2001. There were no sales in the corresponding period in 2001.

Cost of goods sold were approximately $2,000 during the nine months ended September 30, 2002 as compared to $0 for the corresponding period in 2001. There were no sales in the corresponding period in 2001.

Selling, general and administrative expenses increased approximately $235,000 to approximately $528,000 during the three months ended September 30, 2002 as compared to approximately $293,000 for the corresponding period in 2001. Of the increase, approximately $340,000 was due to an increase in marketing costs as the Company focused on marketing its Web-based biometric authentication software solution and approximately $74,000 was due to an increase in professional services costs subsequent to the recapitalization transaction in November 2001 and the filing of a registration statement with the Securities and Exchange Commission in 2002. These were offset by an approximate $179,000 decrease of a non-cash accrual of penalties incurred for failing to file a registration statement for the Company's Series A convertible preferred stock.

Selling, general and administrative expenses increased approximately $438,000 to approximately $1,525,000 during the nine months ended September 30, 2002 as compared to approximately $1,100,000 for the corresponding period in 2001. Of the increase, approximately $914,000 was due to a increase in marketing costs as the Company focused on marketing its Web-based biometric authentication software solution and approximately $145,000 was due to an increase in professional services costs subsequent to the recapitalization transaction in November 2001 and the filing of a registration statement with the Securities and Exchange Commission in 2002. These were offset by an approximate $537,000 decrease of a non-cash accrual of penalties incurred for failing to file a registration statement for the Company's Series A convertible preferred stock, a decrease of approximately $25,000 due to a reduction in general and administrative operating costs, and approximately $59,000 was due to a reduction in salaries and wages for administrative personnel.

Research, development, and engineering expenses decreased approximately $69,000 to approximately $253,000 during the three months ended September 30, 2002 as compared to approximately $322,000 for the corresponding period in 2001. Of the decrease, approximately $119,000 was due to a decrease in software sub-contracting costs. These were offset by an approximate $52,000 increase in wages for development personnel.


Research, development, and engineering expenses increased approximately $43,000 to approximately $820,000 during the nine months ended September 30, 2002 as compared to approximately $777,000 for the corresponding period in 2001. Of the increase, approximately $204,000 was due to a increase in wages for development personnel and approximately $61,000 was due to an increase in general development and engineering costs. These were offset by an approximate $222,000 decrease in software sub-contracting costs.

Other income and expense increased approximately $202,000 to approximately $270,000 during the three months ended September 30, 2002 as compared to approximately $68,000 for the corresponding period in 2001. The increase was primarily due to an increase in interest costs associated with the November 2001 recapitalization transaction and new long-term borrowings.

Other income and expense increased approximately $701,000 to approximately $881,000 during the nine months ended September 30, 2002 as compared to approximately $180,000 for the corresponding period in 2001. The increase was primarily due to an increase in interest costs associated with the November 2001 recapitalization transaction and new long-term borrowings.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the nine months ended September 30, 2002 was approximately $1,815,000 compared to approximately $1,259,000 during the nine months ended September 30, 2001. The primary use of cash for both years was to fund the net loss. Net cash used in investing activities for the nine months ended September 30, 2002 was approximately $13,000 compared to net cash used in investing activities of approximately $2,000 for the same period in 2001. Net cash provided by financing activities during the nine months ended September 30, 2002 was $1,412,000 compared to $1,270,000 in the same period in 2001 and consisted primarily of long-term borrowing activities partially offset by costs related to capital raising efforts.

Working capital decreased approximately $6,809,000 during the nine months ended September 30, 2002 to a deficit of approximately $6,416,000 as compared to a surplus of approximately $393,000 as of December 31, 2001. This decrease is primarily due to operating losses and approximately $5,619,000 of long-term debt becoming classified as a current liability due to its maturity date of September 30, 2003.

Pursuant to the November 2001 recapitalization transaction with an investment group (the Investor), the Company obtained $1,065,000 of additional financing through the issuance in 2001 of a secured convertible promissory note (the "Secured Note"). All existing promissory notes payable to the Investor together with all accrued and unpaid interest due thereon ($3,028,000) were cancelled and converted into the Secured Note. The Secured Note is due September 30, 2003, is secured by substantially all of the Company's assets, including its intellectual property, accrues interest at the rate of 10% per annum payable quarterly in arrears commencing September 30, 2002, may be prepaid without penalty and is convertible into shares of common stock at a conversion price of $0.75 per share. The security interest terminates upon the Company obtaining $5,000,000 of additional equity financing. In this transaction, the Company received net cash proceeds of $1,024,000 after giving effect to offering costs of $41,000. Accrued interest of $351,000 was due on September 30, 2002. The Investor has waived the Company's compliance with this payment date.

Pursuant to the recapitalization transaction, between March and September 2002, the Investor provided $1,080,000 of additional financing in incremental monthly installments. All such funding was provided pursuant to secured promissory notes on the terms described above. Accrued interest of $41,940 was due on September 30, 2002. The Investor has waived the Company's compliance with this payment date.

On August 28, 2002, the Company entered into a bridge note agreement with the Investor to provide up to $750,000 of additional financing in incremental monthly installments during the four-month period commencing August 28, 2002 pursuant to the terms of a convertible promissory note (the "August Note"). The August Note is due February 28, 2003,is secured by substantially all of the Company's assets, including its intellectual property, accrues interest at the rate of 7% per annum payable on maturity and may be prepaid without penalty. In the event the Company completes a private placement of equity securities resulting in gross proceeds of at least $5,000,000, on or before December 31, 2002, the principal amount and accrued interest due under the August Note is convertible at the option of the Investor, into the securities sold in such transaction at a conversion price equal to the sale price of such securities. Upon completion of such a transaction, the Investor also has the right to request repayment of the August Note. In the event that such a transaction is not completed by December 31, 2002, the principal amount and accrued interest is convertible at the option of the Investor into shares of the Company's Series B Preferred Stock at a conversion of $100 per share.

The Investor's obligation to provide financing under the August Note is conditioned upon:

     - The Company being in compliance with all material obligations under the August 28, 2002 note purchase agreement between the parties.

     - The continued truth and accuracy of the representations and warranties of the Company set forth in the funding agreement.

     - The average closing bid price of the Company's common stock during the calendar month preceding the advance exceeding $1.00 per share.

Provided the forgoing conditions are satisfied, funds are advanced on the fifteenth of each Month. As of the date of this report, the Company has received $542,000 of financing under the August Note.

Since January 7, 1993 (date of inception), the Company's capital needs have been principally met through proceeds from the sale of equity and debt securities.

The Company does not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Primarily all of the Company's interest expense is related to obligations due the Fund.

As of the date of this report, the Company has minimal cash resources.
Although the Investor has, in the past, provided financing to the Company notwithstanding that all of the conditions were not satisfied, there can be no assurance that it will continue to do so. During the past year, the Company has reduced its administrative expenses such that it currently requires approximately $180,000 per month to conduct operations. Based on available cash resources and the existing funding obligations, the Company believes it can maintain operations at current levels through December 2002. The

Company needs approximately $2,160,000 to continue to operate at current levels for the next twelve (12) months. Ideally, the Company needs approximately $5,000,000 to $7,000,000 to execute its business plan and support the growth of operations through 2003 and to continue product enhancements. The additional financing is required to conduct the sales and marketing effort necessary to engage in significant direct selling and marketing activities.

During the nine month period ended September 30, 2002, the Company entered into license agreements and generated approximately $93,000 of revenue. Management believes the Company will continue to generate revenue from existing and new relationships during the remainder of the year. Anticipated revenues are expected to defray operating expenses and reduce the amount of required additional financing but are not expected to be sufficient for the Company to expand operations.

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

ITEM 3 - CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceeding nor is it aware of any proceeding contemplated by any governmental authority involving the Company.

ITEM 2.  CHANGES IN SECURITIES

     1. During September, 2002, the Company issued an aggregate of 478,100 shares of common stock upon conversion of 1,200 shares of the Company's Series B 9% Convertible Preferred Stock and $8,905 of dividends and accrued interest thereon. The shares were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
          Section 4(2) thereunder without payment of underwriting discounts of commissions to any person.

     2. On September 5, 2002, the Company issued options to purchase 200,000 shares of common stock under the Company's 1999 Stock Option Plan at an exercise price of $.33 per share, the closing market price of the Company's stock on the date of grant, to Thomas J. Colatosti in connection with his appointment as a Director of the Company. See Part II Item 5 below. The options vest in quarterly installments during the two (2) year period commencing on the date of grant. The options terminate on the earlier of seven (7) years from the date of grant or three (3) months after cessation of service as a director, unless cessation is for cause, in which case, the options expire on the date of cessation. The options were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4 (2) thereunder without payment of underwriting discounts of commissions to any person.

     3. On September 4, 2002, the Company issued options to purchase in the aggregate 180,000 shares of common stock under the Company's 1999 Stock Option Plan at an exercise price of $.31 per share, the closing market price of the Company's common stock on the date of grant, to various employees of the Company. The options vest 10% upon grant and the remainder vest in equal quarterly installments during the three
          (3) year period commencing 90 days from the day of grant. The options terminate on the earlier of seven (7) years from the date of grant or 90 days after termination of employment unless such termination is for cause, in which case, the options expire on the date of such termination. The options were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4 (2) thereunder, without payment of underwriting discounts or commissions to any person.

4. On September 5, 2002 the Company issued options to purchase 150,000 shares of common stock at an exercise price of $.33 per share, the closing market price of the Company's common stock on the date of grant, to Thomas J. Colatosti in connection with his consulting arrangement with the Company. The options vest in equal quarterly installments during a one (1) year period commencing on the date of grant. The options terminate seven (7) years from the date of grant unless the consulting agreement with Mr. Colatosti is terminated for cause, in which case, the options expire on the date of such termination. The options were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4 (2) thereunder, without payment of underwriting discounts or commissions to any person.

5. On November 4, 2002, the Company issued an aggregate of 293,598 shares of common stock upon conversion of 800 shares of the Company's Series B 9% Convertible Preferred Stock and $7,022 of dividends and accrued interest thereon. The shares were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder without payment of underwriting discounts of commissions to any person.

6. On November 11, 2002, the Company issued an aggregate of 60,173 shares of common stock upon conversion of 200 shares of the Company's Series B 9% Convertible Preferred Stock and $1,777 of dividends and accrued interest thereon. The shares were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder without payment of underwriting discounts of commissions to any persons.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES



 As of September 30, 2002,the Company has accrued and unpaid dividends in arrears on its outstanding shares of Series B Convertible Preferred Stock in the amount of approximately $97,570.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER EVENTS


         On September 5, 2002, Mr. Thomas J. Colatosti, was appointed to the Board of Directors of the Company. In connection with his appointment to the Board, the Company issued Mr. Colatosti options under the Company's 1999 Option Plan to purchase 200,000 shares of common stock on the terms described in Item 2 above. The Company also entered into a consulting arrangement with Mr. Colatosti to provide business development consulting services to the Company for one (1) year in consideration of a monthly payment of $4,000 and the issuance of options to purchase an additional 150,000 shares of Company Common Stock on the terms described in Item 2 above.

         The following is a brief description of the business experience of Mr. Colatosti.

         Thomas J. Colatosti currently serves as the Chief Executive Officer of American Security Ventures, a Lexington, Massachusetts based consulting firm he founded which specializes in providing strategic management consulting services to emerging and developing companies in the homeland security industry. From 1999 through June 2002, Mr.
         Colatosti served as the Chief Executive Officer of Viisage Technology, Inc., a publicly traded biometric technology company focusing on biometric face-recognition technology and delivering highly secure identification documents and systems. From 1997 through 1998, Mr. Colatosti served as Viisage's Chief Operating Officer. Between 1995 and 1997, Mr. Colatosti served as President and Chief Executive Officer of CIS Corporation, a higher education industry leader that designed and implemented integrated and flexible systems solutions to manage entire university administrative operations. Prior to CIS, Mr. Colatosti had a 20-year career with Digital Equipment Corporation. His responsibilities included Vice President and General Manager of
         Digital's $1.2 billion Federal System Division and Vice President and General Manager of a billion dollar cross-industry commercial business unit. Mr. Colatosti has spoken widely on homeland security issues, has appeared on national media programs such as the Today Show, CNN and CBS; and has presented at the White House, Congressional Committee and other Federal agencies on homeland security issues. Mr. Colatosti earned a Bachelor of Science degree in Management and Finance as well as a Masters degree in Business Administration from Suffolk University.

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

        Dated: November 13, 2002                 BIO-Key International, Inc.


                                       /s/ Jeffry R. Brown
                                       ----------------------------------------
                                       Jeffry R. Brown, Chief Executive Officer

                                       /s/ Gary Wendt
                                       ----------------------------------------
                                       Gary Wendt, Chief Financial Officer

                                  CERTIFICATION

I, Jeffry R. Brown, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of BIO-key International, Inc. (the "registrant")

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                  /S/ Jeffry R. Brown
                                 -------------------------
                                  Jeffry R. Brown
                                  Chief Executive Officer

                                  CERTIFICATION

I, Gary Wendt, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of BIO-key International, Inc. (the "registrant")

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002               /S/ Gary Wendt
                                      --------------
                                      Gary Wendt
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

