Form 10KSB
period 2002-12-31
BIO KEY INTERNATIONAL INC
filed 2003-03-31
CIK 1019034

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                         COMMISSION FILE NUMBER 1-13463

                           BIO-KEY INTERNATIONAL, INC.
                  --------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           MINNESOTA                                     41-1741861
           ---------                                     ----------
(State or other jurisdiction of             (IRS Employer Identification Number)
Incorporation of organization)

            1285 CORPORATE CENTER DRIVE, SUITE #175, EAGAN, MN 55121
           ----------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (651) 687-0414
                  --------------------------------------------
                 ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE.

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

         State issuer's revenues for its most recent fiscal year:  $155,399

         The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sale price of the registrant' common stock as reported on the OTC Bulletin Board on March 26, 2003 was $.37. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included in the figure is not an affiliate, and any such admission is hereby disclaimed. The information provided is solely for the record keeping purposes of the Securities and Exchange Commission.

         As of March 26, 2003, 14,377,406 shares of the registrant's common stock were outstanding.

         Transitional Small Business Disclosure Formats (check one):

         Yes ___   No _X_


                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                     PART I

                    PRIVATE SECURITIES LITIGATION REFORM ACT

                  The information contained in this Annual Report on Form 10-KSB and in other public statements by the Company and Company officers or directors includes or may contain certain forward-looking statements. The words "may," "will," "expect," "anticipate," "believe," "continue," "estimate," "project," "intend," and similar expressions used in this Report are intended to identify forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933 and Section 21E of the U.S. Securities Exchange Act of 1934. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. Many of these risks and uncertainties are set forth under the caption "RISK FACTORS" in Item I of this Report. Should any of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statements.


ITEM 1. DESCRIPTION OF BUSINESS

GENERAL DESCRIPTION OF BUSINESS; MARKET

         BIO-key, International, Inc., formerly known as SAC Technologies, Inc. (the "Company" or "BIO-key"), was formed in 1993 and is in the business of developing and marketing proprietary biometric technology and software solutions. Biometric technology, the science of analyzing specific human characteristics which are unique to each individual in order to identify a specific person from a broader population, is an emerging technology. Examples of the unique biological characteristics that can be used to identify an individual include fingerprints, iris patterns, hand geometry, voice recognition and facial structure. Fingerprint analysis is an accurate and reliable method to distinguish one individual from another and is viewed as less intrusive than many other biometric identification methods. As a result, fingerprint analysis has gained the most widespread use for biometric identification. Biometric technology represents a novel approach to identity verification which has only been used in limited applications and has not gained widespread acceptance in any commercial or consumer markets.

         BIO-key has pioneered the development of high performance automated finger identification technology that can be used without the aide of non-automated methods of identification such as a personal identification number
(PIN), password, token, smart card, ID card, credit card, passport, drivers license or other form of possession based or knowledge based identification.

         This advanced BIO-key(TM) identification technology improves both the accuracy and speed of finger-based biometrics and is the only finger identification algorithm that has been certified by the International Computer Security Association (ICSA). The Company's proprietary biometric technology scans a person's fingerprint and identifies a person, typically within a few seconds, without the use of any other identifying data. The Company believes that its fingerprint identification technology will have a broad range of possible applications relating to information security and access control, including:

     o    Securing Internet sites, Web pages and electronic transactions
     o    Securing access to private networks
     o    Securing access to building and restricted areas

         The Company's initial business plan was to develop an integrated fingerprint identification product consisting of the Company's core technology embedded into an optical reader for mass commercialization and distribution. The Company's current business plan is to:

     o    License  its  core  technology  to  OEMs,   systems   integrators  and
          application developers to develop products and applications which utilize the Company's core technology.

     o    License WEB-key(TM), its web-based biometric authentication solution.

         During  2002,  the  Company  began  to  actively  market  and  sell its technology and generated minimal sales, principally to biometric system integrators and value added resellers focused on the security and logical access markets. The Company competes in a new and evolving market and offers a novel software solution. For these reasons, the sales cycle is long and the Company has yet to generate any significant revenue.


MARKET OVERVIEW

         Although recent security concerns relating to identification of individuals has resulted in an increased interest in biometrics generally, biometric technology has not gained widespread commercial acceptance. Biometric based solutions compete with more traditional security methods such as keys, cards, personal identification numbers and security personnel, as well as competing biometric technologies including voice, face, iris and hand geometry. The market for business-to-business and business-to-consumer transactions is substantial and continues to grow. Such transactions are subject to fraud based on unauthorized persons gaining access to confidential information. The Company believes that its biometric technology provides a more reliable method for confirming the identity of persons in remote locations than existing traditional methods.

         Biometric technology is a novel approach to facility and digital security. Acceptance of biometrics as an alternative to traditional security methods depends upon a number of factors including:

     o    The reliability of biometric solutions
     o    Public perception regarding privacy concerns
     o    Costs involved in adopting and integrating biometric solutions

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

TECHNOLOGY

         The Company was formed in 1993 for the purpose of developing an automated fingerprint identification system. Since that time, the Company has developed proprietary fingerprint identification technology consisting of the following:

     o VST(TM) (Vector Segment Technology), the patent pending core algorithm which creates a mathematical representation of a fingerprint based on its particular characteristics.

     o    Software  which   translates  and   standardizes   the  image  of  the
          fingerprint for computer analysis ("Biometric Solution").

     o SDK (Developers Tool Kit), a biometric application development tool which facilitates integration of the Company's technology for vertical market applications.

         Utilizing these technologies, the Company is continuing to develop identification products and software solutions which are designed to assure that only individuals comprising an approved fingerprint in an online or embedded database are allowed access to an application through real time authentication with an emphasis on Web based applications.

         Vector  Segment  Technology.  The  Company's IT security  solutions are
         --------------------------
built around its patent pending VST(TM) (Vector Segment Technology) which processes features of a live fingerprint. These features are reduced to a mathematical representation unique to the individual. When a person seeking access to a computer network or restricted area places his or her finger on a reader, a new mathematical representation is generated which is compared to an on-line database to determine whether it matches any mathematical representation on file. If there is a match, the person is identified and given access to the application, computer network, Web Site or restricted area. This can be accomplished without the use of a key, password, user-Id, card, PIN number or token. The actual fingerprint is not typically stored in the database for commercial applications. For a more complete description of VST, see "CURRENT OFFERINGS" below.

         De-coupling  of  Technologies.  In order to  effectuate  the  Company's
         -----------------------------
evolution from a hardware provider to a licensor of software solutions, the Company has modified its core Vector Segment Technology to make it easily adaptable  to scanners  other than its  proprietary  readers.  In the past,  the
Company's identification algorithm had required the use of its own high resolution reader technology to provide for reliable identification applications. The further development of the Vector Segment Technology has allowed for the de-coupling of the core identification algorithm from the reader technology allowing the algorithm to be utilized with lower resolution and lower quality readers available from other manufacturers. VST has expanded its hardware independence capabilities with added scanner communications. The Company's finger identification technology is now completely hardware independent and can be integrated with virtually any finger reading devise. Enrollments or capture of an individual's biometric ID can be done on one type of scanner and looked-up or identified for a match on another type of scanner. This is a very unique capability in the biometric market and allows the Company's software to be used and integrated with almost any finger scanner hardware.

         Identification Verses Verification Technology. Management believes that
          --------------------------------------------
the Company's Vector Segment Technology is superior to similar technologies utilized by its competitors. Unlike many of the biometric technologies currently available, the Company's technology can identify the fingerprint of an unknown person by searching a database to determine whether the current scanned mathematical representation matches any previously stored mathematical representation. Most of the Company's fingerprint competitors simply verify that the fingerprint image of a known person matches a previously stored copy or model of that individual's fingerprint. By their very nature, such verification systems require an additional item of data such as a PIN number or access card to initially identify the user. Verification systems, therefore, do not eliminate the need for cumbersome access cards, keys or PIN numbers and the administrative costs associated with the distribution and replacement of such data. By contrast, the Company's identification technology typically does not require any identifying data other than a person's fingerprint. Based on the foregoing, the Company believes that its identification technology provides it with a meaningful competitive advantage in the marketplace.

CURRENT OFFERINGS

         The following is a description of the status of each of the Company's current offerings.


         VST (Vector  Segment  Technology)  SDK  (Systems  Developer  Kit).  The
         ------------------------------------------------------------------
Company's SDK is a means of delivering its patent-pending finger identification algorithm, called Vector Segment Technology (VST), as an integrated software into existing and new applications. The VST SDK is a software kit licensed to original equipment manufacturers, systems integrators and application developers for the purpose of permitting them to develop biometric applications for distribution to their respective customers.

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

         WEB-key(TM).  WEB-key  is  a  biometric   identification/authentication
         -----------
software solution designed to secure Web based applications through the use of a Web based browser plug-in and a server side plug-in. WEB-key is designed to provide security and identification assuring that a remote user is in fact who they say they are without the need of a password, PIN, or smart card. WEB-key protects personal information such as credit card, address, account numbers and other private data by only disseminating such information upon the authorization of the owner of such information as determined by such person's fingerprint.

         WEB-key is an Internet ready three-tiered Internet application architecture software security solution. The Company licenses WEB-key(TM) as an integrated solution of it's VST algorithm for securing e-commerce, e-business, and web-based transaction applications. All WEB-key communication is triple-encrypted to prevent secure information from being intercepted over the Internet. Using WEB-key's browser plug-in, users enroll finger identification at a WEB-key enabled Web site from their own PC. After enrollment, WEB-key requests finger identification every time a user begins a secure session. WEB-key's interface guides users through the few steps necessary to gain an accurate finger identification. The entire identification process takes less time than typing a user ID and password.

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

         Architecture.  WEB-key  provides an  easy-to-use  and secure method for
        -------------
granting users access via the Internet to proprietary information residing on remote servers.

         WEB-key consists of three basic components:

     o    a finger print scanner
     o Vector Segment Technology processing software tightly and securely integrated with a web browser
     o    an identification database residing on a web server.

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

POTENTIAL MARKET

         The growth of electronic fingerprint identification will be driven by the need for secure access to private applications and proprietary databases residing on both private and public network infrastructures. The scope of these opportunities include:

     o corporations that increasingly rely upon the exchange and distribution of proprietary information among staff using intranet or other private networks

     o business-to-business e-commerce among trading partners which share confidential information on a secure basis

     o business-to-consumer e-commerce where the e-commerce service provider wants to restrict access to paying subscribers

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

MARKETING AND DISTRIBUTION

         The Company's marketing and distribution efforts consist of:

     o    Development of strategic alliances with technology leaders
     o    General promotion of biometric technology and the Company's offerings
     o    Direct   technology   licensing   efforts  to,  among  others,   OEMs,
          application developers and system integrators.

         The Company's current marketing efforts are conducted primarily through direct selling efforts of its Chief Executive Officer, and other marketing personnel to OEMs, application developers and operators of private networks.

         The Company attends and actively participates in various product conferences and conventions in the technology and security industries to generate market awareness of biometric technology generally, and the Company's offerings specifically. In October 2000, the Company began a collaborative presentation effort with Intel Corporation whereby the Company and Intel created a proof-of-concept demonstration of the Company's WEB-key product. The demonstration was created across the Intel IA32 and Itanium family processor products and was first presented at the Intel Developer Forum (IDF) in February 2001. Intel continues to showcase the Company's biometric IT security solution as a lead application for Intel's next generation Itanium Internet/e-business server and as a solution working with Oracle 9i and Oracles database. Although the Company intends to participate in events and other conferences with Intel, there can be no assurances that Intel will continue to allow the Company to participate with it at any such events or conferences. The Company has been aggressively marketing its WEB-key and SDK technology to leads generated from these efforts.

         The Company has also entered into alliances and/or joint sales and marketing arrangements with Oracle and Intel, to develop and implement new security systems utilizing the Company's technology for the Federal Government. The events of September 11th have heightened the need for securing data dissemination throughout and between government agencies and automating the positive identification of personnel. The Company believes that its finger identification technology coupled with the capabilities of its alliance partners are the most advanced solutions capable of meeting these needs.

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

         During 2002, the Company commenced a direct selling effort of WEB-key and entered into license agreements with OEMs and system integrators to develop applications for distribution to their respective customers. The Company expects to continue to generate revenue during the remainder of 2003 from existing and new customer relationships.

         For the following reasons, the Company has yet to generate any significant revenue. The Company competes in a new and evolving market and offers a novel software solution. This has resulted in a long sales cycle as commercial markets continue to evaluate biometrics as a viable alternative to more traditional security methods such as personal identification numbers, passwords and the like. In addition, during 2000 and 2001, the Company was focused on developing and refining its technology and introducing its technology to the market through participation in technology conferences and trade shows. The Company did not begin a direct selling effort until 2002. This effort has resulted in a limited number of sales commencing in the second quarter of 2002.

COMPETITION

         The markets for the Company's products and technologies are developing and are characterized by intense competition and rapid technological change. No assurance can be given that the Company's competitors will not develop new or enhanced technologies that will offer superior price, performance or function features or render the Company's products or technologies obsolete.

         In addition to existing commonplace methods of restricting access to facilities such as pass cards, PIN numbers, passwords, locks and keys, there are numerous companies involved in the development, manufacture and marketing of fingerprint biometrics products to government, law enforcement, prison and consumer markets. These companies include, but are not limited to, PRINTRAK International, IDENTIX, DigitalPersona, Bioscript and BioLink.

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

         With current non-biometric technologies, the user must typically possess a key, card, or bit of information such as a PIN number or password. These systems are easily defeated by obtaining possession of the key, card, or password, or by counterfeiting the key or card. The Company's biometric technology is intended to replace such systems and substantially reduce the related security breaches. Although biometric based "verification" systems can identify a person and prevent unauthorized persons from entering into a restricted area, such systems do not eliminate the need for PIN numbers, cards, keys or tokens. By contrast, the Company's identification technology typically does not require the use of any such additional identifier other than the person's fingerprint and "identifies" rather than "verifies" the subject. The Company believes that such end-user convenience creates a meaningful competitive advantage for the Company. There can be no assurance, however, that the Company's competitors will not develop similar or superior "identification" technology, which could have a material adverse effect on the Company's financial condition and results of operation. The Company will also be competing for market share with other biometric technologies including hand geometry, iris scanning, retinal scanning, and signature verification, as well as existing lock/security/card technology.

         Many of the Company's competitors have substantially greater financial resources and experience in marketing Internet security applications than the Company. In addition, the Company's WEB-key(TM) offering is a unique approach to Internet security, requires the distribution and use of additional peripheral hardware, namely an optical reader, and has not been adopted by any company conducting business over the Internet. For these and other reasons, there can be no assurance that the WEB-key(TM) solution will gain any meaningful market acceptance or that the Company will be able to compete effectively in its chosen markets.

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

RESEARCH AND DEVELOPMENT

         During fiscal years ended December 31, 2001 and 2002, the Company spent approximately $948,000 and $1,085,000, respectively, on research and development. The Company's limited customer base did not directly bear these costs, which were principally funded through, outside sources of equity and debt financing. During 2003, the Company's research and development effort will be focused on the continued evolution of its Web based authentication solution, furthering the VST algorithm, SDK and Web-key products.

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

EMPLOYEES AND CONSULTANTS

         The Company currently employs eleven (11) individuals on a full-time basis; six (6) in engineering, research and development, three (3) in finance and administration and two (2) in sales and marketing. The Company also utilizes three (3) consultants who provide marketing, engineering and management services to the Company. The Company anticipates retaining additional sales personnel within the next twelve (12) months to execute its business plan.

                                  RISK FACTORS

         The following material risk factors, among others, may affect the Company's financial condition and results of operations.

                          BUSINESS AND FINANCIAL RISKS

         BASED  ON  OUR  NEGATIVE  WORKING  CAPITAL,   NEGATIVE  NET  WORTH  AND
SUBSTANTIAL LOSSES, OUR AUDITORS HAVE RAISED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE IN BUSINESS.

         We have met our working capital requirements through financing transactions involving the public or private placement of our securities. We do not expect our current working capital to support our operations beyond December 2003 and we are in need of substantial additional capital to fund operations. Since our inception, we have not generated any significant revenue and have experienced substantial losses, including $4,019,974 during 2002. We also have negative working capital and a negative net worth. As a result of these factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2002 as to the substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared in accordance with accounting principals generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

         WE ARE A DEVELOPMENT STAGE COMPANY, HAVE GENERATED MINIMAL REVENUE AND HAVE SUSTAINED SUBSTANTIAL OPERATING LOSSES. WE EXPECT LOSSES TO CONTINUE WHICH WILL REQUIRE US TO RAISE ADDITIONAL CAPITAL TO CONTINUE OPERATIONS.

         We were formed in 1993 and have yet to generate any significant revenue. From inception through December 31, 2002, we have accumulated losses of $22,359,428 and negative cash flow from operations of $16,180,560. As of December 31, 2002, we had negative working capital of $7,299,038 and a negative net worth of $7,177,047. Since our inception, we have focused almost exclusively on developing our core technology and have not had any success marketing our technology. In order to generate revenue, we will have to retain additional sales and marketing personnel and incur substantial expenses. We can not assure you that we will be able to secure these necessary resources, that a significant market for our technology will develop or that we will be able to generate any significant revenues. For these reasons we anticipate that net losses will continue.

         WE NEED SUBSTANTIAL ADDITIONAL FINANCING TO EXECUTE OUR BUSINESS PLAN WHICH MAY NOT BE AVAILABLE. IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS.

         We need substantial additional capital to expand our marketing and sales efforts. Our current resources are insufficient to fund operations beyond December 31, 2003. We believe we need an additional $3,000,000 to $5,000,000 to execute our business plan and support operations through 2004. Although The

Shaar Fund has committed to provide an additional $1,370,000 in incremental monthly advances through November, 2003. This obligation is conditioned upon events outside of our control, including the average trading price of our common stock exceeding $1.00 per share during the month preceding any advance. For these reasons, we are currently seeking to obtain additional financing through the issuance of debt or equity securities on a negotiated private placement basis with institutional and accredited investors. We have not and can not assure you that we will ever be able to secure any such financing on terms acceptable to us. If we can not obtain such financing, we will not be able to execute our business plan or continue operations.

         OUR OUTSTANDING CONVERTIBLE PREFERRED STOCK IS CONVERTIBLE INTO SHARES OF COMMON STOCK AT A DISCOUNT TO THE TRADING PRICE AT THE TIME OF CONVERSION. IN ADDITION, CERTAIN OF OUR OUTSTANDING CONVERTIBLE NOTES ARE CONVERTIBLE INTO OUR OUTSTANDING CONVERTIBLE PREFERRED STOCK. IF THE TRADING PRICE OF OUR COMMON STOCK DECLINES, THESE SECURITIES WILL BE CONVERTED INTO A GREATER NUMBER OF SHARES RESULTING IN SUBSTANTIAL DILUTION TO OUR EXISTING SHAREHOLDERS, WHICH COULD HAVE A SIGNIFICANT NEGATIVE EFFECT ON THE TRADING PRICE OF OUR COMMON STOCK.

         Our preferred stock is convertible into shares of common stock at a per share conversion price equal to the lesser of $.75 or a 22% discount to the average of the closing bid prices of our common stock during the five trading days preceding conversion. In addition, $1,730,000 principal amount of our outstanding convertible notes and up to $1,370,000 of future potential advances under such notes are convertible into additional shares of our convertible preferred stock which, in turn, are convertible into shares of our common stock on the terms described above. As a result of these provisions, in the event the trading price of our common stock declines, we will be required to issue a greater number of shares of common stock upon conversion of the notes and preferred stock. This could result in the issuance of a substantial number of additional shares resulting in substantial dilution to our existing shareholders. For example, if the trading price of our common stock declines from $.75 to $.40, we would be required to issue 5,344,230 additional shares of common stock upon conversion of the preferred stock and currently outstanding principal amount of our notes. The issuance of these additional shares could have a substantial negative effect on the trading price of our common stock.

         The terms of the notes and preferred stock prohibit the holder from converting these securities into common stock if the conversion would result in the holder owning in excess of 4.99% of our outstanding shares. Although this limits the holder's right to convert these securities into more than 4.99% of our outstanding shares at any one time, it does not prevent the holder from immediately reselling all shares acquired upon conversion and then converting additional securities into up to an additional 4.99% of our outstanding shares. Accordingly, these provisions do not limit the number of shares we may be required to issue upon conversion of these securities. This will result in substantial dilution to our existing shareholders and could have a significant negative effect on the trading price of our common stock.

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

         Biometric technology has received only limited market acceptance, particularly in the private sector. Our technology represents a novel security solution and we have not generated any significant sales. Although recent security concerns relating to identification of individuals has increased interest in biometrics generally, it remains an undeveloped, evolving market. Biometric based solutions compete with more traditional security methods including keys, cards, personal identification numbers and security personnel. Acceptance of biometrics as an alternative to such traditional methods depends upon a number of factors including:

o        the reliability of biometric solutions
o        public perception regarding privacy concerns
o        costs involved in adopting and integrating biometric solutions

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

         BIOMETRIC TECHNOLOGY IS A NEW APPROACH TO INTERNET SECURITY WHICH MUST BE ACCEPTED IN ORDER FOR OUR WEB-KEY(TM) SOLUTION TO GENERATE ANY REVENUE.

         Our Web-key(TM) authentication initiative represents a new approach to Internet security which has not been adopted by any company which distributes goods, content or software applications over the Internet. The implementation of our WEB-Key(TM) solution requires the distribution and use of an optical reader and integration of database and server side software. Although we believe our solution provides a higher level of security for information transmitted over the Internet than existing traditional methods, unless business and consumer markets embrace the use of an optical reader and believe the benefits of increased accuracy outweigh implementation costs, our solution will not gain market acceptance.

         OUR SOFTWARE MAY CONTAIN DEFECTS WHICH WILL MAKE IT MORE DIFFICULT FOR US TO ESTABLISH AND MAINTAIN CUSTOMERS WHICH ARE NECESSARY TO GENERATE REVENUE.

         Although we have completed the development of our core technology, it has only been used by a limited number of business customers. Despite extensive testing during development, our software may contain undetected design faults and software errors, or "bugs" that are discovered only after it has been installed and used by customers. Any such default or error in new or existing software or applications could cause delays in delivering our technology or require design modifications. These could adversely affect our competitive position and cause us to lose potential customers or opportunities. Since our technology is intended to be utilized to secure physical and electronic access, the effect of any such bugs or delays will likely have a detrimental impact on us. In addition, given that biometric technology generally, and our technology specifically, has not gained any meaningful acceptance in the market, any delays would likely have a more detrimental impact on our business than if we were a more established company.

         WE HAVE NOT DEVELOPED ANY EFFECTIVE DISTRIBUTION CHANNELS FOR OUR TECHNOLOGY.

         We market our technology through licensing arrangements with:

     o Original equipment manufacturers, system integrators and application developers which develop and market products and applications which can then be sold to end users

     o companies which distribute goods, services or software applications over the Internet

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

         IN ORDER TO GENERATE REVENUE, WE ARE DEPENDENT UPON INDEPENDENT ORIGINAL EQUIPMENT MANUFACTURERS, SYSTEM INTEGRATORS AND APPLICATION DEVELOPERS WHICH WE DO NOT CONTROL. AS A RESULT, IT MAY BE MORE DIFFICULT TO GENERATE SALES.

         As a technology licensing company, we are dependent upon original equipment manufacturers, system integrators and application developers to integrate our technology into products and technologies which they develop and sell. Licensing revenue from our technology is dependent upon the success of these third parties in developing and distributing products and applications which incorporate our technology. We have no control over these licensees and can not assure you that any of them will have the financial, marketing or technical resources to successfully develop and distribute products or applications acceptable to end users or generate any meaningful revenue for us. These third parties may also offer the products of our competitors to end users.

         WE FACE INTENSE COMPETITION AND MAY NOT HAVE THE FINANCIAL AND HUMAN RESOURCES NECESSARY TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGES WHICH MAY RESULT IN OUR TECHNOLOGY BECOMING OBSOLETE.

         The Internet, facility access control and information security markets are subject to rapid technological change and intense competition. We compete with both established biometric companies and a significant number of startup enterprises as well as providers of more traditional methods of access control. Most of our competitors have substantially greater financial and marketing resources than we do and may independently develop superior technologies which may result in our technology becoming less competitive or obsolete. We may not be able to keep pace with this change. If we are unable to develop new applications or enhance our existing technology in a timely manner in response to technological changes, we will be unable to compete in our chosen markets. In addition, if one or more other biometric technologies such as voice, face, iris, hand geometry or blood vessel recognition is widely adopted, it would significantly reduce the potential market for our fingerprint identification technology.

     WE DEPEND ON OUR CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER AND CERTAIN OTHER OFFICERS AND NEED ADDITIONAL MARKETING AND TECHNICAL PERSONNEL TO SUCCESSFULLY MARKET OUR TECHNOLOGY. WE CAN NOT ASSURE YOU THAT WE WILL BE ABLE TO RETAIN OR ATTRACT SUCH PERSONS.

         A loss of our current Chairman of the Board of Directors, Chief Executive Officer or certain other officers could severely and negatively impact our operations. We have employment contracts with Michael W. DePasquale, our Chief Executive Officer, and other officers of the Company. Although these employment contracts do not prevent such persons from resigning, they do contain non-compete clauses which are intended to prevent these persons from working for a competitor within one year after leaving our Company. During the past 18 months we have also retained additional employees with expertise in developing, marketing and selling software solutions. In order to successfully market our technology, we will need to retain additional technology and marketing personnel. The market for such persons remains highly competitive and our limited financial resources will make it more difficult for us to recruit and retain qualified persons.

         WE CAN NOT ASSURE YOU THAT THE LIMITED INTELLECTUAL PROPERTY PROTECTION FOR OUR CORE TECHNOLOGY PROVIDES A MEANINGFUL COMPETITIVE ADVANTAGE OR BARRIER TO ENTRY AGAINST OUR COMPETITORS.

         Our  success  and  ability  to  compete  is   dependent  in  part  upon
proprietary rights to our technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets and technical measures to protect our propriety rights. We have filed a patent application relating to both the optic technology and biometrics solution components of our technology wherein several claims have been allowed. More recently, we filed a patent application with respect to our VST(TM) (Vector Segment Technology), the core algorithm of our biometric identification solution. We can not assure you that any additional patents will be issued, or that, if issued, that we will have the resources to protect any patent from infringement. Although we believe our technology does not currently infringe upon patents held by others, we can not assure you that such infringements do not exist or will not exist in the future, particularly as the number of products and competitors in the biometric industry segment grows.

                        RISKS RELATED TO OUR COMMON STOCK

         WE HAVE ISSUED A SUBSTANTIAL NUMBER OF SECURITIES CONVERTIBLE INTO SHARES OF OUR COMMON STOCK WHICH WILL RESULT IN SUBSTANTIAL DILUTION TO THE OWNERSHIP INTERESTS OF OUR EXISTING SHAREHOLDERS.

         As of March 26, 2003, 24,482,240 shares of our common stock were reserved for issuance upon exercise or conversion of the following securities:

o        11,057,731 upon exercise of outstanding stock options and warrants.
o        429,951 shares upon exercise of options available for future grant under our existing option plans.
o        1,333,333 shares upon conversion of our non interest convertible debenture due September 30, 2003.
o        5,457,226 shares upon conversion of our secured convertible note due September 30, 2003.
o        1,440,000 shares upon conversion of our secured convertible note due September 30, 2003.


o 2,457,333 shares or more upon conversion of our outstanding shares of Series B Convertible Preferred Stock. In the event of a decline in the market price of our common stock we would be required to issue an indeterminate number of additional shares upon conversion of these preferred shares.
o 2,306,666 shares or more upon conversion of our outstanding secured convertible notes due June 30, 2004 and June 30, 2003. In the event of a decline in the market price of our common stock we would be required to issue an indeterminate number of additional shares upon conversion of these notes.

         The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing shareholders. We have filed a registration statement covering the public sale of 22,416,139 of these shares and have agreed to file another registration statement to cover the public resale of shares issuable upon conversion of our outstanding convertible secured notes. In addition, The Shaar Fund has agreed to provide an additional $1,370,000 of financing through November, 2003 in incremental monthly advances so long as certain conditions are satisfied. In the event that advances are made, additional secured convertible notes will be issued which will further dilute the ownership interest of our existing shareholders.

         THE TRADING PRICE OF OUR COMMON STOCK AND OUR ABILITY TO RAISE ADDITIONAL FINANCING MAY BE ADVERSELY EFFECTED BY THE INFLUX INTO THE MARKET OF A SUBSTANTIAL NUMBER OF SHARES.

         We filed a registration statement covering the public sale of 22,416,139 shares of our common stock. This significant increase in the number of shares available for public sale may have a negative impact on the trading price of our shares. The Shaar Fund's obligation to provide $1,370,000 in incremental monthly advances through November, 2003 is conditioned upon the average trading price of our common stock exceeding $1.00 per share during the month preceding the advance. To the extent that this influx of shares into the public market or other factors reduce the trading price of our common stock to below $1.00, The Shaar Fund would have no obligation to provide this financing and our ability to raise this necessary financing would be significantly impaired. In the event that advances are made, additional secured convertible notes will be issued. We have agreed to register the public resale of the shares issuable upon conversion of any notes issued which will further increase the number of share available for public sale.

         OUR OUTSTANDING PREFERRED STOCK IS CONVERTIBLE INTO SHARES OF COMMON STOCK AT A DISCOUNT TO THE TRADING PRICE AT THE TIME OF CONVERSION. THESE CONVERSION PROVISIONS COULD CAUSE INVESTORS TO SHORT SELL OUR SHARES WHICH MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

         Our preferred stock is convertible into shares of common stock at a per share conversion price equal to the lesser of $.75 or a 22% discount to the average of the closing bid prices of our common stock during the five trading days preceding conversion. As a result of these provisions, in the event the trading price of our common stock declines, we will be required to issue a greater number of shares of common stock upon conversion of the debenture and preferred stock. This could result in the issuance of a substantial number of additional shares resulting in substantial dilution to our existing shareholders. To the extent these factors are viewed negatively by the market, they may provide an incentive for persons to execute short sales of our common stock which could further adversely affect the trading price of our common stock. Since the holders of the preferred stock receive additional shares upon conversion if the trading price of our common stock declines, they may have an incentive to execute short sales of our common stock. The agreement under which these securities were issued precludes the holder from executing short sales of our common stock except in the connection with a conversion of such securities.

         APPLICABLE SEC RULES GOVERNING THE TRADING OF "PENNY STOCKS" LIMITS THE TRADING AND LIQUIDITY OF OUR COMMON STOCK WHICH MAY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

         Our common stock currently trades on the OTC Bulletin Board. Since our common stock continues to trade below $5.00 per share, our common stock is considered a "penny stock" and is subject to SEC rules and regulations which impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser's written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

         We are governed by the provisions of Section 302A.673 of the Minnesota Business Corporation Act ("MBCA"). In general, the law prohibits a public Minnesota corporation from engaging in a "business combination" (with an "interested shareholder") for a period of four years after the date of the transaction in which the person became an interested shareholder, unless the business combination is approved in a prescribed manner. "Business Combination" includes mergers, share exchanges, asset sales, plan or proposal of liquidation or dissolution, recapitalization, issuance and transfers of shares in excess of 5% or more of the Company's shares. "Interested Shareholder" means any person who owns directly or indirectly 10% or more of a public corporation's outstanding voting stock or an affiliate or associate of a public corporation which owns, or within four years did own, 10% or more of the public corporation's outstanding voting stock. These provisions regarding certain business combinations under the MBCA could have the effect of delaying, deferring, or preventing a change in control of the company or the removal of existing management. We have no control over, and therefore cannot predict, what effect these impediments to the ability of third parties to acquire control of us might have on the market price of our common stock. In addition, we are authorized to issue 5,000,000 shares of preferred stock which may be issued by our Board of Directors on such terms and with such rights, preferences and designations as the Board may determine. Depending upon the rights, preferences and designations assigned to it, issuance of shares of preferred stock could delay, deter or prevent a change in control of our company to the detriment of our shareholders.

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

          2002:                                     HIGH         LOW
          ----                                      ----         ---

         Quarter ended December 31, 2002           $.74         $.33
         Quarter ended September 30, 2002           .50          .26
         Quarter ended June 30, 2002                .75          .38
         Quarter ended March 31, 2002              1.20          .61

          2001:                                     HIGH        LOW
          ----                                      ----        ---

         Quarter ended December 31, 2001            $1.07       $.15
         Quarter ended September 30, 2001             .25        .13
         Quarter ended June 30, 2001                .4375        .18
         Quarter ended March 31, 2001               .4375      .2656


         The last price of the Company's common stock as reported on the OTC Bulletin Board on March 26, 2003 was $.37 per share.

HOLDERS

         As of March 26, 2003 the number of stockholders of record of the Company's common stock was 161. Based on broker inquiry conducted in connection with the distribution of proxy solicitation materials in connection with the Company's special meeting of shareholders in 2002, the Company believes that there are approximately 1,900 beneficial owners of its common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES.

     1. On November 13, 2002, the Company issued an aggregate of 82,525 shares of common stock upon conversion of 300 shares of the Company's Series B 9% Convertible Preferred Stock and $2,696 of accrued dividends thereon. The shares were issued in a private placement transaction exempt from the registration requirements of the Security Act of 1933, as amended, pursuant to Section 4(2) thereunder without payment of underwriting discounts or commission to any person.

     2. On November 14, 2002, the Company issued an aggregate of 131,343 shares of common stock upon conversion of 500 shares of the Company's Series B 9% Convertible Preferred Stock and $4,507 of accrued dividends thereon. The shares were issued in a private placement transaction exempt from the registration requirements of the Security Act of 1933, as amended, pursuant to Section 4(2) thereunder without payment of underwriting discounts or commissions to any person.

     3. Between August and November, 2002, the Company issued $750,000 principal amount Secured 7% Convertible Promissory Note to The Shaar Fund Ltd. in consideration of cash proceeds of $750,000. The principal and accrued interest due under the Note are convertible at the option of the holder into either common stock at a conversion price of $.75 per share or Series B 9% Convertible Preferred Stock at a conversion price at $100 per share. The Note is due and payable on June 30, 2003. The Note was issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder, without payment of underwriting discounts or commissions to any person.

     4. On January 3, 2003, the Company issued options to purchase 580,000 shares of common stock at an exercise price of $.53 per share, the closing market price of the Company's common stock on the date of grant, to Michael W. DePasquale in connection with his retention as the Chief Executive Officer of the Company. The options vest in quarterly installments over a two (2) year period commencing on the date of grant. The options terminate on the earlier of seven (7) years from the date of grant or three (3) months after termination of service as an employee of the Company, unless termination is for cause, in which case, the options expire on the date of termination. The options were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder, without payment of underwriting discounts or commissions to any person.

         5. On January 27, 2003, the Company issued a Secured 7% Convertible Promissory Note in the principal amount of up to $2,350,000 to The Shaar Fund Ltd. Upon closing, the Company received cash proceeds of $600,000. The Purchase Agreement provides for incremental monthly advances in the amount of $190,000 conditioned upon the Company satisfying certain covenants. The principal and accrued interest due under the Notes are convertible at the option of the holder into either common stock at a conversion price of $.75 per share or Series B 9% Convertible Preferred Stock at a conversion price at $100 per share. The Notes are due and payable on June 30, 2004. The Notes were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder, without payment of underwriting discounts or commissions to any person.

         6. On January 29, 2003, the Company issued options to purchase 200,000 shares of common stock at an exercise price of $.60 per share, the closing market price of the Company's common stock on the date of grant, to Charles P. Romeo in connection with his appointment as Director of the Company. Options to purchase 50,000 shares are immediately exercisable and the remainder vest in quarterly installments over a three (3) year period commencing on the date of grant. The options terminate on the earlier of seven (7) years from the date of grant or three (3) months after cessation of service to the Company, unless cessation is for cause, in which case, the options expire on the date of cessation. The options were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder, without payment of underwriting discounts or commissions to any person.

         7. On February 13, 2003, the Company issued options to purchase 30,000 shares of common stock at an exercise price of $.20 per share to an employee of the Company. 14,250 of the options vested upon issuance, with the remainder vesting in equal quarterly installments during the eighteen (18) month period commencing March 1, 2003. The options terminate on the earlier of August 31, 2008 or three (3) months after termination of employment, unless termination is for cause, in which case, the options expire on the date of termination. The options were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereunder, without payment of underwriting discounts or commissions to any person.

         8. On February 20, 2003, the Company issued a warrant to purchase 200,000 shares of common stock at an exercise price of $.49 per share, the closing market price on the date of grant, to CEOCast, Inc., an investor relations firm. The warrant is immediately exercisable and terminates on February 19, 2006. The warrant was issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder, without payment of underwriting discounts or commissions to any person.

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

OVERVIEW

         The Company develops and markets proprietary fingerprint identification biometric technology and software solutions. These solutions are built around the advanced capabilities of the Company's proprietary patent pending VST(TM) (Vector Segment Technology(TM)) algorithm. The Company has pioneered the development of automated, finger identification technology that can be used without the aide of non-automated methods of identification such as a personal identification (PIN), password, token, smart card, ID card, credit card, passport, drivers license or other form of possession based or knowledge based identification. This advanced BIO-key(TM) identification technology improves both the accuracy and speed of finger-based biometrics and is the only finger identification algorithm that has been certified by the International Computer Security Association (ICSA).

         Over the past three years, recognizing the growth in electronic commerce, private networks and related security concerns, the Company has actively positioned its technology for the licensing of a Web based biometric authentication software solution to e-commerce and other companies conducting business over the Internet. This integrated solution involves the licensing of client and server based software to provide for reliable and cost effective user authentication in connection with the processing of e-commerce transactions or securing access to private networks.

         The Company has completed the development of its core technology, has commenced the marketing of its technology, and expects to continue to generate revenue from licensing arrangements during 2003.

         Although the Company has developed significant identification technology, it has not gained any meaningful commercial acceptance and the Company has only generated minimal revenue since inception. The Company did not generate any revenue during 2001 and generated minimal revenue during 2002. The Company's business model, particularly the Web authentication initiative, represents a novel approach to Internet and network security which as of the date of this Report has not been adopted by any company conducting business over the Internet. Although recent security concerns relating to the identification of individuals has increased interest in biometrics generally, there can be no assurance that there will be a demand for such a solution or that the Company will have the financial or other resources necessary to successfully market such a software solution.

         The Company believes its existing financial resources will only last through December 31, 2003. See "LIQUIDITY AND CAPITAL RESOURCES" below. Due to this and other uncertainties, the Company's independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2002 as to the substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability and growth will depend upon the successful commercialization of its technologies and its ability to obtain adequate financing, among other matters, as to which there can be no assurances.

PLAN OF OPERATION

         The following is a description of the Company's Plan of Operation for the next twelve (12) months.


         BUSINESS STRATEGY

         The Company's initial goal was to develop automated fingerprint identification products which were portable, easily integrated with existing applications and affordable for mass commercialization and distribution through OEMs, distributors and to a lesser degree, system integrators in the computer network, general access control and other markets. This included the development of readers. During 1998 and 1999 the Company pursued an OEM licensing program, in 2000 and 2001 the Company developed WEB-key(TM), an integrated Web based biometric authentication system, and during 2002, the Company continued to develop its technology, entered into strategic alliances with various third parties and began to generate revenues primarily from licensing of its core technology.

         The Company's current business plan consists of a threefold strategy of:

     o    continued development of technology
     o    licensing  its core  technology  (SDK  and  Web-key)  to OEMs,  system integrators, Internet service providers and software application developers addressing industry-specific applications
     o licensing its Web-based biometric authentication software solution to e-commerce and Internet content companies to secure Web based transactions.

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

     The Company's SDK and WEB-key software are available for licensing. During 2002, the Company commenced a direct selling effort and has entered into license agreements with OEMs and systems integrators and other licensees of its software to develop applications for distribution to their respective customers. The Company expects to generate revenue during the remainder of 2003 from existing and new customer relationships.

CAPITAL REQUIREMENTS

         The Company currently requires approximately $190,000 per month to conduct operations. Based on available cash resources and the existing funding obligations, the Company believes it can maintain operations at current levels until December 31, 2003. The Company needs approximately $2,400,000 to continue to operate at current levels for the next twelve (12) months. Unless the Company is able to generate in excess of $190,000 of revenue per month, it will be required to raise additional capital to continue operations beyond December 31, 2003. See "LIQUIDITY AND CAPITAL RESOURCES" below.

RESEARCH AND DEVELOPMENT

         Although management believes that the Company's identification technology is one of the most advanced and discriminating fingerprint technologies available on the market today, the markets in which the Company competes are characterized by rapid technological change and evolving standards. In order to maintain its position in the market, the Company will continue to upgrade and refine its existing technologies. During the next twelve months, the Company will continue to focus on enhancing its identification technology for large databases, Web based server authentication applications, including porting to multiple platforms, and peer group reader technology. The Company expects research and development costs to increase during 2003 which will require additional financing to which there can be no assurance

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO YEAR ENDED DECEMBER 31, 2001:

REVENUES

         The Company generated revenues of $155,399 during 2002 consisting of $128,860 from license fees and $26,539 from sales of products and services. The Company expects to continue to generate revenue during 2003, primarily from licensing fees. The Company did not generate any revenue during 2001.

COSTS AND OTHER EXPENSES

         Selling,  general and  administrative  expenses.  Selling,  general and
         ----------------------------------------------
administrative expenses increased $607,863 to $1,926,328 during 2002 as compared to $1,318,465 in 2001. Of the increase, $392,425 was related to sales and marketing costs associated with the implementation of the Company's revised business plan, $549,773 was related to the engagement of a marketing consultant, $110,552 was related to the engagement of a investor relations firm, and $129,755 was related to professional services associated with debt restructuring and the filing of a registration statement. These amounts were offset by $536,625 related to a decrease in penalties incurred in 2001 for failing to file a registration statement covering the public sale of common shares issuable upon conversion of the Company's Series A Convertible Preferred Stock, $13,435 related to a decrease in costs for administrative personnel, and $24,582 related to a decrease in general administrative costs. Although the Company continues to closely monitor expenses to reduce overhead, it expects marketing expenses to increase as it continues to focus on generating revenue and does not expect to further materially reduce general and administrative expenses during 2003.

         Research  and  Development.   Research,   development  and  engineering
        ---------------------------
expenses increased $136,581 to $1,084,513 in 2002 as compared to $947,932 in 2001. Of the increase, $227,265 was related to an increase in personnel costs and $58,846 was related to a increase in general development expense. This was offset by $149,530 related to a decrease for services of outside programming sub-contractors. The Company expects research and development costs to increase during 2003.

         Interest Expense.  Interest expense increased $845,308 to $1,162,935 in
         ----------------
2002 as compared to $317,627 in 2001. The increase was due to a net increase in indebtedness of approximately $1,514,000 during 2002 and the amortization of discounts applicable to convertible debt issued during 2001 arising from the warrants issued with such convertible debt and the beneficial conversion features of such debt.

NET OPERATING LOSS CARRYFORWARDS

         As of December 31, 2002, the Company has federal net operating loss carryforwards of approximately $21,611,000. The carryforwards expire between 2008 and 2022. Such net operating carryforwards may be limited in the future in the event of a change in ownership of the Company as defined in the Internal Revenue Code.

YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO YEAR ENDED DECEMBER 31, 2000:

REVENUES

         The Company had no revenue during 2001 or 2000. This was due to the Company's decision to deploy substantially all human and capital resources to executing its new business plan targeted at licensing biometric identification IT security and identity theft solution software for Internet, intranet and electronic commerce applications. As a result, the Company's limited resources were used to refine its technology to develop the applications needed to execute this plan.

COSTS AND OTHER EXPENSES

         Selling,  general and  administrative  expenses.  Selling,  general and
          ----------------------------------------------
administrative expenses decreased $534,402 to $1,318,465 during 2001 as compared to $1,852,867 in 2000. Of the decrease, $117,869 related to a decrease in costs for administrative personnel, $301,126 related to a decrease in costs associated with the services of an administrative consultant, $256,212 related to a decrease in outside professional service charges, $58,909 related to a decrease in general operating costs, and $94,500 related to a decrease in penalties incurred for failing to file a registration statement covering the public sale of common shares issuable upon conversion of the Company's Series A Convertible Preferred Stock. These amounts were offset by an increase of $294,214 in sales and marketing costs associated with the implementation of the Company's revised business plan. In order to preserve its limited resources, the Company has reduced selling, general and administrative expenses from $2,151,466 to $1,318,465 during 2000 and 2001. Although the Company continues to closely monitor expenses to reduce overhead, it expects marketing expenses to increase as it continues to focus on generating revenue and does not expect to further materially reduce expenses during 2002.

         Research  and  Development.   Research,   development  and  engineering
         --------------------------
expenses decreased $188,308 to $947,932 in 2001 as compared to $1,136,240 in 2000. Of the decrease, $137,500 was due to a decrease in personnel costs and $102,315 was due to a decrease in general operation expenses. These amounts were offset by an increase of $51,507 for services of outside programming sub-contractors.

         Interest Expense.  Interest expense  increased  $176,286 to $317,627 in
         ----------------
2001 as compared to $141,341 in 2000. The increase was due to an increase in interest accrued on additional short term indebtedness of approximately $1,370,000.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities during 2002 was $2,264,937, and was principally due to operating losses. The operating losses were primarily funded by cash on hand at December 31, 2001 and proceeds from the sale of Company securities and secured short term financing.

         Net cash provided by financing activities in 2002 was $1,765,100, which consisted of the issuance of $1,830,000 principal amount of short term notes to The Shaar Fund Ltd. (the "Investor") between January and November 2002, offset by deferred offering costs associated with the engagement of an investment banking firm.

         Pursuant to a recapitalization transaction in November, 2001, all then existing promissory notes payable to the Investor together with all accrued and unpaid interest due thereon ($3,027,920) were cancelled and converted into a secured convertible promissory note (the "Secured Note"). The Secured Note is due September 30, 2003, is secured by substantially all of the Company's assets, including its intellectual property, accrues interest at the rate of 10% per annum payable semi-annually in arrears commencing September 30, 2002, may be prepaid without penalty, and is convertible into shares of common stock at a conversion price of $.75 per share. The security interest terminates upon the Company obtaining $5,000,000 of additional equity financing. In this transaction, the Company received net cash proceeds of $1,024,500 after giving effect to offering costs of $40,500. Pursuant to the recapitalization transaction, between March and September 2002, the Investor provided $1,080,000 of additional financing in incremental monthly installments. All such funding was provided pursuant to secured promissory notes (collectively, the "Advance Notes") on the terms described above. Accrued interest of $393,250 on the Secured Note and Advance Notes was due on September 30, 2002. The Investor has waived the Company's compliance with these payment dates.

         On August 28, 2002, the Company entered into a bridge note agreement with the Investor pursuant to which it provided $750,000 of additional financing in incremental monthly installments during the four-month period commencing August 28, 2002 pursuant to the terms of a convertible promissory note (the "August Note"). The August Note is secured by substantially all of the Company's assets, including its intellectual property, accrues interest at the rate of 7% per annum payable on maturity and may be prepaid without penalty. The principal amount and accrued interest is convertible at the option of the Investor into either shares of Common Stock at a conversion price of $.75 per share or shares of Series B Preferred Stock at a conversion price of $100 per share. The August
Note is due June 30, 2003.

         On January 27, 2003, the Company entered into a Note Purchase agreement with the Investor to provide up to $2,350,000 of additional financing pursuant to the terms of a secured promissory note (the "January Note"). $600,000 of this amount was advanced at closing, with the balance to be funded in incremental monthly installments during the nine (9) month period commencing February 1, 2003, provided that certain conditions are satisfied. The January Note is due June 30, 2004, is secured by substantially all of the Company's assets including its intellectual property, accrues interest at the rate of 7% per annum payable on maturity, and may be prepaid without penalty. The principal amount and accrued interest is convertible at the option of the Investor into either shares of Common Stock at a conversion price of $.75 per share or shares of Series B Preferred Stock at a conversion price of $100 share. In the event the Company completes a private placement of its equity securities resulting in gross proceeds in excess of $5,000,000 on or before June 30, 2004, the principal and accrued interest shall at the option of the Investor, be either converted into such equity securities or repaid in cash.

         Under the Note Purchase Agreement, the Investor has agreed to provide up to $1,750,000 of additional financing in incremental monthly installments during the nine month period commencing February 1, 2003. Any such funding will be provided pursuant to a secured promissory note on the terms described above. The Investor's obligation to provide this financing is conditioned upon:

     o The Company being in compliance with all material obligations under the January 27, 2003 funding agreement between the parties and the January Note.

     o The continued truth and accuracy of the representations and warranties of the Company set forth in the funding agreement.

     o The average closing bid price of the Company's common stock during the calendar month preceding the advance exceeding $1.00 per share.

Provided the forgoing conditions are satisfied, funds are advanced on the first day of each month upon receipt of written notice from the Company. On or about February 1, 2003 and March 1, 2003, the Company requested and received advances in the aggregate amount of $380,000. The Company has agreed to file a registration statement covering the public resale of the shares of common stock issuable upon conversion of the Advance Note, August Note and January Note.

         Working capital decreased $7,691,571 during 2002 to a deficit of $7,299,038 on December 31, 2002 as compared to a surplus of $392,533 on December 31, 2001. This decrease is principally due to approximately $4,331,000 of long term debt becoming current, a net increase in short-term obligations of approximately $2,176,000, an increase in accrued interest of approximately $494,000, an increase in other current payables of approximately $104,000, a decrease in cash of approximately $498,000, and a decrease of approximately $156,000 in prepaid expenses. These amounts were offset by an increase in accounts receivable of approximately $68,000.

         Since January 7, 1993 (date of inception), the Company's capital needs have been principally met through proceeds from the sale of equity and debt securities.

         The Company does not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

         As of March 26, 2003, the Company had cash resources of approximately $400,000. Pursuant to its agreement with the Investor, $1,370,000 of additional financing is available to the Company upon fulfillment of the conditions described above. Although the Investor has, in the past, provided financing to the Company notwithstanding that all of the conditions have not been satisfied, there can be no assurance that it will continue to do so. The Company currently requires approximately $190,000 per month to conduct operations. Based on available cash resources and the existing funding obligations, the Company believes it can maintain operations at current levels through December, 2003. The Company needs approximately $2,400,000 to continue to operate at current levels for the next twelve (12) months. Ideally, the Company needs approximately $3,000,000 to $5,000,000 to execute its business plan and support the growth of operations through 2004 and to continue product enhancements. The additional financing is required to conduct the sales and marketing effort necessary to engage in significant direct selling and marketing activities.

         During 2002, the Company entered into license agreements, generated a small amount of revenue and believes it will continue to generate revenue from existing and new relationships during 2003. Anticipated revenues are expected to defray operating expenses and reduce the amount of required additional financing, but are not expected to be sufficient for the Company to expand operations.

         In addition  to  generating  revenue,  the Company is seeking to obtain additional financing through the issuance of additional debt or equity securities of the Company on a negotiated private placement basis to institutional and accredited investors. As of the date of the Report, the Company has not reached a definitive agreement with any potential investor regarding the specific terms of an investment in the Company. No assurance can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained to meet its needs, or that such financing would not be dilutive to existing stockholders. If available financing is insufficient or unavailable or the Company fails to generate any meaningful revenue, it may be required to further reduce operating expenses, suspend operations, seek a merger or acquisition candidate or ultimately liquidate its assets.

ITEM 7. FINANCIAL STATEMENTS

         See Financial Statements beginning on page F-1.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following sets forth certain information about each director and executive officer of the Company.


------------------------------------ ----------------- ---------------------------------------------------------------
               NAME                        AGE                                 POSITIONS HELD
------------------------------------ ----------------- ---------------------------------------------------------------
Thomas J. Colatosti                         55         Chairman of the Board of Directors
------------------------------------ ----------------- ---------------------------------------------------------------
Michael W. DePasquale                       48         Chief Executive Office and Director
------------------------------------ ----------------- ---------------------------------------------------------------
H. Donald Rosacker, II                      41         Vice President of Marketing and Director
------------------------------------ ----------------- ---------------------------------------------------------------
Gary E. Wendt                               61         Chief Financial Officer, Secretary and Director
------------------------------------ ----------------- ---------------------------------------------------------------
Charles P. Romeo                            61         Director
------------------------------------ ----------------- ---------------------------------------------------------------
Jeffrey J. May                              43         Director
------------------------------------ ----------------- ---------------------------------------------------------------
Mira K. LaCous                              41         Vice President of Technology
------------------------------------ ----------------- ---------------------------------------------------------------


         The following is a brief summary of the business experience of each of the above-named individuals:

         THOMAS J. COLATOSTI has served as a Director of the Company since September 5, 2002 and as Chairman of the Board since January 3, 2003. Mr. Colatosti currently serves as the Chief Executive Officer of American Security Ventures, a Lexington, Massachusetts based consulting firm he founded which specializes in providing strategic management consulting services to emerging and developing companies in the homeland security industry. From 1997 through June 2002, Mr. Colatosti served as the Chief Executive Officer of Viisage
Technology, Inc., a publicly traded biometric technology company focusing on biometric face-recognition technology and delivering highly secure identification documents and systems. Between 1995 and 1997, Mr. Colatosti served as President and Chief Executive Officer of CIS Corporation, a higher education industry leader that designed and implemented integrated and flexible systems solutions to manage entire university administrative operations. Prior to CIS, Mr. Colatosti had a 20-year career with Digital Equipment Corporation. His most recent responsibility was Vice President and General Manager, Northeast Area, where he was responsible for a business unit with annual revenues of more than $1.2 billion and 3,000 people. Mr. Colatosti is an active industry security spokesperson testifying before Congressional Committees and advising the White House and other Federal security agencies on homeland security issues. Mr. Colatosti earned a Bachelor of Science degree in Management and Finance as well as a Masters degree in Business Administration from Suffolk University.

         MICHAEL W. DEPASQUALE has served as the Chief Executive Officer and a Director of the Company since January 3, 2003. Mr. DePasquale brings more than 20 years of executive management, sales and marketing experience to the Company. Prior to joining the Company, Mr. DePasquale served as the President and Chief Executive Officer of Prism eSolutions, Inc., a Pennsylvania based provider of professional consulting services and online solutions for ISO-9001/14000 certification for customers in manufacturing, healthcare and government markets, since February 2001. From December 1999 through December 2000, Mr. DePasquale served as Group Vice President for WRC Media, a New York based distributor of supplemental education products and software. Prior to this position, Mr.

DePasquale served as Senior Vice President of Jostens Learning Corp., a California based provider of multi media curriculum, from January 1996 until December 1999. Prior to Jostes, Mr. DePasquale held sales and marketing management positions with McGraw-Hill and Digital Equipment Corporation. Mr. DePasquale earned a Bachelor of Science degree from the New Jersey Institute of Technology.

         H. DONALD ROSACKER, II currently serves as the Vice President Marketing and a Director of the Company. From August 2001 until March 2003, Mr. Rosacker served as the President of the Company. Mr. Rosacker has primary responsibility for the marketing and promotion functions of the Company. Between 1994 and 2000, Mr. Rosacker served as the President and Chief Executive Officer of Tekmerchant.com/FlowersandGifts.com, a Minneapolis, Minnesota based e-commerce company, where he managed the restructure of that company from a business-to-consumer Internet company to a business-to-business technology development company. Between 1992 and 1994, Mr. Rosacker served as President of Mantech Corporation, a Minneapolis, Minnesota based software developer where he managed the launch of advanced technology applications for the manufacturing industry. Mr. Rosacker has in excess of 15 years of financial and marketing management experience in start-up and emerging growth companies. Mr. Rosacker earned a Bachelors degree in Computer Science from the University of Minnesota in 1983.

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

         CHARLES P. ROMEO has served as a director of the Company since January 29, 2003. Since September 2002, Mr. Romeo has served as the President and Chief Executive Officer of FreedomBridge Technologies, Inc., a Rhode Island based consulting firm to technology companies in the homeland security industry specializing in implementing direct and channel selling programs, strategic alliances and partnerships in the law enforcement market. Prior to founding FreeedomBridge, Mr. Romeo had a 33 year sales and marketing management career with Digital Equipment Corporation, Compaq Computer Corporation and Hewlett Packard. During his career, Mr. Romeo served as Vice President of Service Sales for a $500 million business unit, and Director of Public Sector Sales, a $275 million division of Hewlett Packard. Mr. Romeo authored "The Sales Manager's Troubleshooter", Prentice Hall 1998, which was named as one of the "top 10 must reads" by Sales and Marketing Magazine. Mr. Romeo earned a Bachelor of Science degree in Mathematics and Economics from the University of Massachusetts and an Executive MBA from Babson College.

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

DIRECTORS' TERMS OF OFFICE

         Gary Wendt was elected as a director at the Company's 1998 Annual Meeting of Shareholders to hold office for a term of one (1) year until his successor is duly elected and qualified. Michael W. DePasquale, H. Donald Rosacker, II and Jeffrey J. May were appointed by the Board of Directors to fill vacancies created by the resignations or death of directors and to serve until the next annual meeting of shareholders until their successors are duly elected and qualified. Thomas J. Colatosti and Charles P. Romeo were appointed by the Board of Directors to serve until the next annual meeting of shareholders until their successors are duly elected and qualified.

BOARD OF DIRECTORS

         All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

DIRECTORS COMPENSATION

         Directors who are also officers of the Company receive no additional compensation for serving on the Board of Directors, other than reimbursement of reasonable expenses incurred in attending meetings. The Company's 1996 stock incentive plan provides for the grant of options to purchase 50,000 shares of common stock to each non-employee director upon first being elected or appointed to the Board of Directors. Since 2001, the Company has executed a policy of granting options to purchase 200,000 shares of common stock to each non-employee director upon first being elected or appointed to the Board of Directors.

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

Such officers, directors and ten percent (10%) stockholders are also required by applicable SEC rules to furnish the Company with copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on its review of the copies of such forms received by it, or written representations from such persons that no other reports were required for such persons, the Company believes that during the fiscal year ended December 31, 2002, all
Section 16(a) filing requirements applicable to the Company's officers, directors and ten percent (10%) stockholders were satisfied in a timely fashion except that Mr. Colatosti did not file a Form 4 in connection with his grant of options upon being appointed to serve as a director of the Company.

ITEM 10. EXECUTIVE COMPENSATION

                  The following table provides certain summary information concerning compensation paid to or accrued by the Company's Chief Executive Officer, and all other executive officers of the Company during the fiscal years ended December 31, 2000, 2001 and 2002:

                           SUMMARY COMPENSATION TABLE

                                                            SECURITIES
    NAME AND PRINCIPAL          FISCAL                      UNDERLYING        ALL OTHER
         POSITION                YEAR        SALARY($)      OPTIONS (#)     COMPENSATION ($)
-----------------------        --------     -----------     -----------   ------------------

Jeffry R. Brown, (1)              2002          144,000               --           --
     Chief Executive              2001          144,000          400,000           --
     Officer                      2000           18,000          580,000        24,000(2)

H. Donald Rosacker, II,           2002          108,000               --            --
     Vice President               2001           45,400          400,000            --
     Marketing(3)


(1) Mr. Brown served as the President of the Company from November 13, 2000 until July 1, 2001. Mr. Brown served as the Chief Executive Officer of the Company from July 1, 2001 until December 31, 2002.
(2) Represents payment of signing bonus in connection with Mr. Brown becoming President of the Company in November 2000.
(3)      Mr. Rosacker served as the President of the Company during 2002.


                  OPTION GRANTS IN YEAR ENDED DECEMBER 31, 2002

         The Company did not grant any stock options or stock appreciation rights to any of the named executive officers of the Company during the year ended December 31, 2002.

                       AGGREGATED OPTION EXERCISES IN THE
                2002 FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE

         The following table sets forth for each named executive officer, information regarding stock options exercised by such officer during the 2002 fiscal year, together with the number and value of stock options held at 2002 fiscal year-end, each on an aggregated basis.

======================================================================================================================

                                                                           NUMBER OF           VALUE OF UNEXERCISED
                                                                      UNEXERCISED OPTIONS      IN-THE-MONEY OPTIONS
                                                                       AT FISCAL YEAR-END       AT FISCAL YEAR-END
                                     NUMBER OF SHARES    VALUE           EXERCISABLE/             EXERCISABLE/
NAME                                    ACQUIRED ON     REALIZED       UNEXERCISABLE(#)        UNEXERCISABLE($) (1)
------------------------------------ ------------------ --------------- --------------------- ------------------------

Jeffry R. Brown                               --              --         1,010,000/20,000              148,000/0
------------------------------------ ------------------ --------------- --------------------- ------------------------

H. Donald Rosacker, II                        --              --          201,660/198,340          74,614/73,385
------------------------------------ ------------------ --------------- --------------------- ------------------------


     (1) The last sales price of the Company's Common Stock as reported on the OTC Bulletin Board on December 31, 2002 was $.57.

EMPLOYMENT AGREEMENTS

        MICHAEL W. DEPASQUALE. On January 3, 2003, the Company entered into a two-year employment agreement with Michael W. DePasquale to serve as the Chief Executive Officer of the Company at an annual base salary of $150,000. The employment agreement provides for a quarterly performance bonus during 2003 of $37,500 per calendar quarter payable upon the Company achieving the following financial performance targets: $300,000 of gross revenue during the quarter ending March 31, 2003, $400,000 of gross revenue during the quarter ending June 30, 2003, $650,000 of gross revenue during the quarter ending September 30, 2003 and $900,000 of gross revenue during the quarter ending December 31, 2003. In the event that the Company does not achieve the financial performance target for the first calendar quarter, Mr. DePasquale will be entitled to receive the full $37,500 payable with respect to the first calendar quarter in the event that the Company's gross revenue for the six months ended June 30, 2003 equals or exceeds $700,000, or $18,750 of the amount payable with respect to the first calendar quarter in the event that the Company's gross revenue for the nine months ended September 30, 2003 equals or exceeds $1,350,000 or the Company's gross revenue for the twelve months ended December 31, 2003 equals or exceeds $2,250,000. In the event that the Company does not achieve the financial performance target for the second calendar quarter, Mr. DePasquale will be entitled to receive $18,750 of the amount payable with respect to the second calendar quarter in the event that the Company's gross revenue for the nine months ended September 30, 2003 equals or exceeds $1,350,000 or the Company's gross revenue for the twelve months ended December 31, 2003 equals or exceeds $2,250,000. In the event that the Company does not achieve the financial performance target for the third calendar quarter, Mr. DePasquale will be entitled to receive $18,750 of the amount payable with respect to the third calendar quarter in the event that the Company's gross revenue for the twelve months ended December 31, 2003 equals or exceeds $2,250,000. The employment agreement also provides for an annual bonus of options to purchase up to 500,000 shares of Company common stock payable at the discretion of the Board of Directors.

         The employment agreement contains standard and customary confidentiality, non-solicitation and "work made for hire" provisions as well as a covenant not to compete which prohibits Mr. DePasquale from doing business with any current or prospective customer of the Company or engaging in a business competitive with that of the Company during the term of his employment and for the one year period thereafter. The agreement may be terminated by the Company at any time with or without cause. In the event of termination without cause, Mr. DePasquale shall continue to be paid his then current base salary for the greater of six months from the date of such termination or the number of months remaining until the end of the term of the employment agreement.

         H. DONALD ROSACKER. On August 1, 2001, the Company entered into a one year employment agreement with Mr. Rosacker which provided for an annual base salary of $108,000. The agreement was renewed for an additional one year term commencing August 1, 2002 and will automatically renew for additional one year terms unless written notice of termination is received at least one month prior to the date it would otherwise terminate. The Company recently restructured the compensation component of the employment agreement. The agreement contains standard and customary confidentiality, non-solicitation and "work made for hire" provisions as well as a covenant not to compete which prohibits Mr.
Rosacker from doing business with any current or prospective customer of the Company or engaging in a business competitive with that of the Company during the term of his employment and for the one year period thereafter.

         The agreement may be terminated by the Company at any time with or without cause. In the event Mr. Rosacker is terminated without cause, Mr. Rosacker shall continue to be paid his then current base salary for a period of nine months from the date of such termination. Mr. Rosacker may terminate the agreement if his current salary or benefits are reduced by more than 30%, in which event Mr. Rosacker shall continue to be paid his then current base salary for a period of two months from the date of such termination.

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

         MIRA LACOUS. On November 20, 2001, the Company entered into a one year employment agreement with Mira LaCous to serve as the Vice President of Technology and Development of the Company at an annual base salary of $100,000 and a bonus of up to 50% of her base salary payable at the discretion of the Board of Directors. The agreement was renewed for a one year term and automatically renews for additional one year terms unless written notice of termination is received at least one month prior to the date it would otherwise terminate. The agreement contains standard and customary confidentiality, non-solicitation and "work made for hire" provisions as well as a covenant not to compete which prohibits Ms. LaCous from doing business with any current or prospective customer of the Company or engaging in a business competitive with that of the Company during the term of her employment and for the one year period thereafter.

         The agreement may be terminated by the Company at any time with or without cause. In the event Ms. LaCous is terminated without cause, she shall continue to be paid her then current base salary for a period of nine (9) months from the date of such termination. Ms. LaCous may terminate the agreement if her current salary or benefits are reduced by more than 30%, in which event Ms. LaCous shall continue to be paid her then current base salary for a period of two months from the date of such termination.

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

         In the event of a "Change In Control" both Plans provide for the immediate vesting of all options issued thereunder. The 1999 Plan provides for the Company to deliver written notice to each optionee under the 1999 Plan fifteen (15) days prior to the occurrence of a Change In Control during which all options issued under the 1999 Plan may be exercised. Thereafter, all options issued under the 1999 Plan which are neither assumed or substituted in connection with such transaction, automatically expire unless otherwise determined by the Board. The 1996 Plan provides for all options to remain exercisable for the remainder of their respective terms and permits the Company to make a cash payment to any or all optionees equal to the difference between the exercise price of any or all such options and the fair market value of the Company's Common Stock immediately prior to the Change In Control.

         Options issued to executive officers outside of the Plans contain change in control provisions substantially similar to those contained in the 1999 Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 26, 2003, information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than five percent (5%) of the Company's outstanding common stock. The following table also sets forth, as of such date, the beneficial ownership of the Company's common stock by all officers and directors, individually and as a group.


                                                                        AMOUNT AND NATURE
                                                                          OF BENEFICIAL                  PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER                                       OWNERSHIP(1)                  OF CLASS(1)
 -----------------------------------                                    -------------------           ----------------

Thomas J. Colatosti
188 East Emerson Road                                                      125,000(2)                        *
Lexington, MA 02420

Michael W. DePasquale
1285 Corporate Center Drive                                                72,500 (3)                        *
Suite No. 175
Eagan, MN 55121

Gary E. Wendt
1285 Corporate Center Drive                                                578,730(4)                     4.0%
Suite No. 175
Eagan, MN 55121

H. Donald Rosacker II
1285 Corporate Center Drive                                                239,436(5)                     1.6%
Suite No. 175
Eagan, MN 55121

Charles P. Romeo
29 Ginger Court                                                            62,500(6)                         *
North Kingstown, RI  02852

Jeffrey J. May
1285 Corporate Center Drive                                                125,000(7)                        *
Suite No. 175
Eagan, MN 55121




Mira LaCous
1285 Corporate Center Drive                                                307,498(8)                     2.1%
Suite No. 175
Eagan, MN 55121

Jeffry R. Brown
5710 Northwood Ridge                                                      1,010,000(9)                    6.6%
Bloomington, MN 55437


Richard T. Fiskum
28690 660th Avenue                                                         1,237,500                      8.6%
Litchfield, MN 55355

N. DeAnne Wittig Qualified Property Marital Trust II,
established under Will dated October 23, 1998                            1,237,500 (10)                   8.6%
c/o Marshall & Ilsley Trust Company N.A
6625Lyndale Avenue South
Richfield, MN 55423


All officers and directors as a group                                       1,510,664                     9.8%
(7) persons
---------------------
*Less than 1%


(1) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the
regulations   promulgated  under  the  Securities  Exchange  Act  of  1934  and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as, other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 14,377,406 shares of common stock outstanding as of March 26, 2003.

(2) Consists of shares assumable upon exercise of options. Does not include 225,000 shares issuable upon exercise of options subject to vesting.

(3) Consists of shares issuable upon exercise of options. Does not include 507,500 shares issuable upon exercise of options subject to vesting.

(4) Includes 173,380 shares issuable upon exercise of options.

(5) Consists of shares issuable upon exercise of options. Does not include 160,564 shares issuable upon exercise of options subject to vesting.

(6) Consists of shares issuable upon exercise of options. Does not include 137,500 shares issuable upon exercise of options subject to vesting.

(7) Consists of shares issuable upon exercise of options. Does not include 75,000 shares issuable upon exercise of options subject to vesting.

(8) Consists of shares issuable upon exercise of options. Does not include 132,502 shares issuable upon exercise of options subject to vesting.

(9) Consists of shares issuable upon exercise of options. Options to purchase 610,00 shares expire on March 31, 2003.

(10) The voting and disposition of these shares are controlled by Nancy DeAnne Wittig and Marshall & Ilsley Trust Company N.A., as co-trustees.

         The following table sets forth, as of December 31, 2002, information with respect to securities authorized for issuance under equity compensation plans.

----------------------------------------------------------------------------------------------------------------------
                                         EQUITY COMPENSATION PLAN INFORMATION
                                                                                                      NUMBER OF
                                                                                                      SECURITIES
                                                                                                 REMAINING AVAILABLE
                                                                                                 FOR FUTURE ISSUANCE
                                                             NUMBER OF        WEIGHTED-AVERAGE       UNDER EQUITY
                                                          SECURITIES TO BE     EXERCISE PRICE     COMPENSATION PLANS
                                                            ISSUED UPON        OF OUTSTANDING         (EXCLUDING
                                                            EXERCISE OF           OPTIONS,            SECURITIES
                                                            OUTSTANDING         WARRANTS AND     REFLECTED IN COLUMN
                                                         OPTIONS, WARRANTS         RIGHTS                (A))
                                                             AND RIGHTS (A)          (B)                 (C)
------------------------------------------------------- --------------------- ------------------ ---------------------

Equity compensation plans approved by security holders               390,380               $.58               266,620
------------------------------------------------------- --------------------- ------------------ ---------------------
Equity compensation plans not approved by security                 4,010,919               $.59               163,331
     holders
------------------------------------------------------- --------------------- ------------------ ---------------------
         Total                                                     4,401,299               $.59               429,951

------------------------------------------------------- --------------------- ------------------ ---------------------



         The Company's 1999 Stock Option Plan (the "1999 Plan") was adopted by the Board of Directors of the Company on or about August 31, 1999. The material terms of the 1999 Plan are summarized below.

         The 1999 Plan is currently administered by the full Board of Directors of the Company (the "Plan Administrator"). The Plan Administrator is authorized to construe the 1999 Plan and any option issued under the 1999 Plan, select the persons to whom options may be granted, and determine the number of shares to be covered by any option, the exercise price, vesting schedule and other material terms of such option.

         The 1999 Plan provides for the issuance of options to purchase up to 2,000,000 shares of common stock to officers, employees, directors and consultants of the Company at exercise prices not less than 85% of the last sale price of the Company's common stock as reported on the OTC Bulletin Board on the date of grant. Options have terms of not more than 10 years from the date of grant, are subject to vesting as determined by the Plan Administrator and are not transferable without the permission of the Company except by will or the laws of descent and distribution or pursuant to a domestic relations order. Options terminate three (3) months after termination of employment or other association with the Company or one (1) year after termination due to disability, death or retirement. In the event that termination of employment or association is for a cause, as that term is defined in the 1999 Plan, options terminate immediately upon such termination. The Plan Administrator has the discretion to extend options for up to three years from the date of termination or disassociation with the Company.

         The 1999 Plan provides for the immediate vesting of all options in the event of a "Change In Control" of the Company. In the event of a Change In Control, the Company is required to deliver written notice to each optionee under the 1999 Plan fifteen (15) days prior to the occurrence of a Change in Control, during which time all options issued under 1999 Plan may be exercised. Thereafter, all options issued under the 1999 Plan which are neither assumed or substituted in connection with such transaction, automatically expire, unless otherwise determined by the Board. Under the 1999 Plan, a "Change In Control" is defined to include (i) a sale or transfer of substantially all of the Company's assets; (ii) the dissolution or liquidation of the Company; (iii) a merger or consolidation to which the Company is a party and after which the prior shareholders of the Company hold less than 50% of the combined voting power of the surviving corporation's outstanding securities; (iv) the incumbent directors cease to constitute at least a majority of the Board of Directors; or (v) a change in control of the Company which would otherwise be reportable under
Section 13 or 15(d) of the Exchange Act.

         As of December 31, 2002, options to purchase 1,836,669 shares have been issued under the 1999 Plan and options to purchase an aggregate of 163,331 shares were available for future grants

         In addition to options issued under the 1999 Plan, the Company has issued options to employees, officers, directors and consultants to purchase an aggregate of 2,174,250 shares of common stock. The terms of these options are substantially similar to the provisions of the 1999 Plan and options issued thereunder.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EMPLOYMENT ARRANGEMENTS

         The Company has employment agreements with each of Michael W. DePasquale, H. Donald Rosacker II, Gary Wendt and Mira LaCous. Prior to January, 2003, the executive officers of the Company comprised a majority of the Board of Directors. As a result, they determined their own salaries and bonuses. During the past three fiscal years, with the exception of a signing bonuses to Ms. LaCous and Mr. Brown, the Company has not paid any bonuses or increased the compensation of any of its executive officers. See "EXECUTIVE COMPENSATION - EMPLOYMENT AGREEMENTS."

OPTIONS GRANTED TO EXECUTIVE OFFICERS AND DIRECTORS

         During 2001, the Company granted non-qualified stock options to purchase an aggregate of 1,140,000 shares of common stock to its executive officers, 500,000 of which were issued under the Company's 1999 Stock Incentive Plan. During 2001, the Company issued options to purchase 200,000 shares of common stock to Jeffrey J. May upon his appointment as a director of the Company. During 2002, the Company issued options to purchase 200,000 shares of common stock to Thomas J. Colatosti upon his appointment as a director of the Company. All options were issued at exercise prices equal to the last sales price of the Company's common stock as reported on the OTC Bulletin Board on the date of grant, have terms of seven (7) years, and vest over a one to three year period.

CONSULTING ARRANGEMENT WITH THOMAS J. COLATOSTI

         In connection with Thomas J. Colatosti's appointment to the Board of Directors of the Company, the Company agreed to pay Mr. Colatosti $4,000 per month and issued him options to purchase 150,000 shares of common stock at an exercise price of $.33 per share, the closing price of the Company's common stock on the date of grant, to provide consulting services to the Company. Mr. Colatosti has substantial experience in the biometric industry and in addition to his role as the Chairman of the Board of Directors of the Company, provides extensive service to the Company in the areas of strategic planning and corporate finance.


CONSULTING AGREEMENT WITH JEFFRY R. BROWN

         In connection with Jeffry R. Brown's resignation as the Chief Executive Officer and Chairman of the Board of Directors of the Company on December 31, 2002, the Company and Mr. Brown entered into a consulting agreement effective as of January 15, 2003. The consulting agreement terminates September 30, 2003, provides for the payment of monthly consulting fees in the amount of $12,000, continued participation in the Company's health and benefit plans, and the reimbursement of out-of-pocket expenses in consideration of Mr. Brown providing strategic management and consulting services to the Company. During the previous two fiscal years, Mr. Brown was the chief architect of the Company's strategic plan and the principal person involved in establishing and developing relationships with the Company's alliance partners, potential customers and other industry contacts which are important to the continued execution of the Company's business plan. In recognition of his continued service to the Company, the termination date of options to purchase 400,000 shares of common stock at $.20 per share previously issued to Mr. Brown was extended from March 31, 2003 until December 31, 2003.

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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Report. Portions of Item 13 are submitted as separate sections of this Report:

                  (1) Financial statements filed as part of this Report:

                           Report of Independent Certified Public Accountants

                           Balance Sheets at December 31, 2001 and 2002

                           Statements of Operations - Years ended December 31, 2000, 2001 and 2002 and January 7, 1993 (date of inception) through December 31, 2002

                           Statement of Stockholders' Deficit - Years ended December 31, 2000, 2001 and 2002 and January 7, 1993
                           (date of inception) through December 31, 2002

                           Statements of Cash Flows - Years ended December 31, 2000, 2001 and 2002 and January 7, 1993 (date of inception) through December 31, 2002

                           Notes to Financial Statements - December 31, 2000, 2001 and 2002

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


-------------------- -------------------------------------------- -----------------------------------------------
       10.9          Option to purchase 400,000 shares of         Incorporated by reference to Exhibit 10.29 to
                     common stock issued to Jeffrey R. Brown      the June 30, 2001 10-QSB
-------------------- -------------------------------------------- -----------------------------------------------
       10.10         Employment Agreement dated August 1, 2001    Incorporated by reference to Exhibit 10.30 to
                     by and between the Registrant and H.         the June 30, 2001 10-QSB
                     Donald Rosacker II
-------------------- -------------------------------------------- -----------------------------------------------
       10.11         Funding Agreement by and between the         Incorporated by reference to Exhibit 10.31 to
                     Registrant and The Shaar Fund dated          the November 20, 2001 8-K
                     November 26, 2001
-------------------- -------------------------------------------- -----------------------------------------------
       10.12         Registration Rights Agreement by and         Incorporated by reference to Exhibit 10.32 to
                     between The Shaar Fund dated November 26,    the November 20, 2001 8-K
                     2001
-------------------- -------------------------------------------- -----------------------------------------------
       10.13         Exchange Agreement by and between the        Incorporated by reference to Exhibit 10.33 to
                     Registrant and The Shaar Fund dated          the November 20, 2001 8-K
                     November 26, 2001
-------------------- -------------------------------------------- -----------------------------------------------
       10.14         Secured Note Due September 30, 2003          Incorporated by reference to Exhibit 10.34 to
                                                                  the November 20, 2001 8-K
-------------------- -------------------------------------------- -----------------------------------------------
       10.15         Restated 5% Convertible Debenture Due        Incorporated by reference to Exhibit 10.35 to
                     September 30, 2003                           the November 20, 2001 8-K
-------------------- -------------------------------------------- -----------------------------------------------
       10.16         No Interest Debenture Due September 30,      Incorporated by reference to Exhibit 10.36 to
                     2003                                         the November 20, 2001 8-K
-------------------- -------------------------------------------- -----------------------------------------------
       10.17         Warrant                                      Incorporated by reference to Exhibit 10.37 to
                                                                  the November 20, 2001 8-K
-------------------- -------------------------------------------- -----------------------------------------------
       10.18         Security Interest Provisions                 Incorporated by reference to Exhibit 10.38 to
                                                                  the November 20, 2001 8-K
-------------------- -------------------------------------------- -----------------------------------------------
       10.19         Employment Agreement by and between the      Incorporated by reference to Exhibit 10.39 to
                     Registrant and Mira LaCous dated November    the November 20, 2001 8-K
                     20, 2001
-------------------- -------------------------------------------- -----------------------------------------------
       10.20         Option to Purchase 140,000 Shares of         Incorporated by reference to Exhibit 10.40 to
                     Common Stock issued to Mira LaCous           the November 20, 2001 8-K
-------------------- -------------------------------------------- -----------------------------------------------
       10.21         Option to Purchase 150,000 Shares of         Filed herewith
                     Common Stock issued to Thomas J. Colatosti.
-------------------- -------------------------------------------- -----------------------------------------------
       10.22         Non-Qualified Stock Option Agreement under   Filed herewith
                     the Registrant's 1999 Stock Incentive Plan
                     to Purchase 200,000 Shares of Common Stock
                     issued to Thomas J. Colatosti
-------------------- -------------------------------------------- -----------------------------------------------
       10.23         Employment Agreement by and between the      Filed herewith
                     Registrant and Michael W. DePasquale dated
                     January 3, 2003
-------------------- -------------------------------------------- -----------------------------------------------



-------------------- -------------------------------------------- -----------------------------------------------
       10.24         Option to Purchase 580,000 Shares of         Filed herewith
                     Common Stock issued to Michael W.
                     DePasquale
-------------------- -------------------------------------------- -----------------------------------------------
       10.25         Note Purchase Agreement dated January 27,    Filed herewith
                     2003
-------------------- -------------------------------------------- -----------------------------------------------
       10.26         Secured Convertible Promissory Due June      Filed herewith
                     30,2004
-------------------- -------------------------------------------- -----------------------------------------------
       10.27         Option to Purchase 200,000 Shares of         Filed herewith
                     Common Stock issued to Charles P. Romeo
-------------------- -------------------------------------------- -----------------------------------------------
       23.1          Consent of Divine, Scherzer & Brody, Ltd.    Filed herewith
-------------------- -------------------------------------------- -----------------------------------------------
       25.1          Power of Attorney (included in the           Filed herewith
                     signature page to this Annual Report on
                     Form 10-KSB)
-------------------- -------------------------------------------- -----------------------------------------------
       99.1          Certificate of CEO of Registrant Pursuant    Filed herewith
                     to 18 USC Section 1350, as Adopted
                     Pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002
-------------------- -------------------------------------------- -----------------------------------------------
       99.2          Certificate of CFO of Registrant Pursuant    Filed herewith
                     to 18 USC Section 1350, as Adopted
                     Pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002
-------------------- -------------------------------------------- -----------------------------------------------


(b) Reports on Form 8-K.

         None

ITEM 14. CONTROLS AND PROCEDURES

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

                                       BIO-KEY INTERNATIONAL, INC.

Date: March 28, 2003                   /s/ Michael W. DePasquale
                                       ----------------------------

                                       Michael W. DePasquale
                                       CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


Signature                                       Title                                   Date

/s/ Thomas J. Colatosti                                                                 March 28, 2003
--------------------------------------
Thomas J. Colatosti                             Chairman of the Board of Directors

/s/ H. Donald Rosacker, II                                                              March 28, 2003
--------------------------------------
H. Donald Rosacker, II                          Vice President Marketing, Director


/s/ Gary E. Wendt                               Chief Financial Officer, Principal      March 28, 2003
---------------------------------------         Accounting Officer and Director
Gary E. Wendt

/s/ Jeffrey J. May                                                                      March 28, 2003
---------------------------------------
Jeffrey J. May                                  Director

/s/ Charles P. Romeo                                                                    March 28, 2003
--------------------------------------
Charles P. Romeo                                Director


                                  CERTIFICATION

I, Michael W. DePasquale, certify that:

1. I have reviewed this annual report on Form 10-KSB of Bio-key International, Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003        /s/ Michael W. DePasquale
                            ---------------------------------
                              Michael W. DePasquale
                             Chief Executive Officer

                                  CERTIFICATION

I, Gary E. Wendt, certify that:

1. I have reviewed this annual report on Form 10-KSB of Bio-key International, Inc. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                   /s/      Gary E. Wendt
                                      ---------------------------------------
                                      Gary E. Wendt
                                      Chief Financial Officer

                                  EXHIBIT INDEX



EXHIBIT NUMBER                              DESCRIPTION


10.21 Option to Purchase 150,000 Shares of Common Stock issued to Thomas J. Colatosti.

10.22    Non-Qualified Stock Option Agreement under the
         Registrant's 1999 Stock Incentive Plan to Purchase
         200,000 Shares of Common Stock issued to Thomas J.   Colatosti

10.23    Employment  Agreement  by and  between  the  Registrant  and  Michael
         W.  DePasquale  dated January 3, 2003

10.24    Option to Purchase 580,000 Shares of Common Stock issued to Michael
         W. DePasquale

10.25    Note Purchase Agreement dated January 27, 2003

10.26    Secured Convertible Promissory Due June 30,2004

10.27 Option to Purchase 200,000 Shares of Common Stock issued to Charles P. Romeo

23.1     Consent of Divine, Scherzer & Brody, Ltd.

25.1     Power of Attorney (included in the signature page to the Report)

99.1 Certificate of CEO of Registrant Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certificate of CFO of Registrant Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


ITEM 7 - FINANCIAL STATEMENTS

The  following  financial  statements of BIO-key  International,  Inc. are included  herein at the  indicated  page numbers:

                                                                                                           Page No.
                                                                                                          ------------

Report of Independent Certified Public Accountants                                                            F-2

Balance Sheets at December 31, 2001 and 2002                                                                  F-3

Statements of Operations - Years ended December 31, 2000, 2001 and 2002, and January 7, 1993 (date of
     inception) through December 31, 2002                                                                     F-4

Statement of Stockholders' Deficit - Years ended December 31, 2000, 2001 and 2002, and January 7, 1993
     (date of inception) through December 31, 2002                                                            F-5

Statements of Cash Flows - Years ended December 31, 2000, 2001 and 2002, and January 7, 1993 (date of
     inception) through December 31, 2002                                                                     F-6

Notes to the Financial Statements - December 31, 2000, 2001 and 2002                                          F-7



Report of Independent Certified Public Accountants
-------------------------------------------------

Board of Directors and Stockholders
BIO-key International, Inc.


We have audited the accompanying balance sheets of BIO-key International, Inc. (a Minnesota corporation in the development stage) as of December 31, 2001 and 2002 and the related statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2002, and the period January 7, 1993 (date of inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BIO-key International, Inc. as of December 31, 2001 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, and the period January 7, 1993 (date of inception) through December 31, 2002 in conformity with accounting principles generally accepted in the United States.

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


/s/ Divine, Scherzer & Brody, Ltd.

Minneapolis, Minnesota
March 14, 2003 (except for note F, as to which the date is March 27, 2003)


                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                                 BALANCE SHEETS


                                     ASSETS
                                                                                              December 31,
                                                                                    ----------------------------------
                                                                                        2001                2002
                                                                                    --------------     ---------------

CURRENT ASSETS
     Cash and cash equivalents                                                   $       514,970    $         16,748
     Accounts receivable                                                                       -              67,998
     Prepaid expenses                                                                    206,634              50,897
                                                                                    --------------     ---------------

         Total current assets                                                            721,604             135,643


OTHER ASSETS                                                                              41,706             121,991
                                                                                    --------------     ---------------

                                                                                 $       763,310    $        257,634
                                                                                    ==============     ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Current maturities of long-term obligations                                 $             -    $      6,507,286
     Accounts payable                                                                    238,496             354,694
     Accrued liabilities                                                                  90,575             572,701
                                                                                    --------------     ---------------

         Total current liabilities                                                       329,071           7,434,681

LONG-TERM OBLIGATIONS, net of discount, less current maturities                        4,331,238                   -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred  stock  -  authorized,   5,000,000   shares  of  $.01  par  value
         (liquidation preference of $100 per share)
             Series B 9% convertible issued and outstanding, 21,430
                and 18,430 shares, respectively                                              214                 184
     Common stock - authorized, 60,000,000 shares of $.01 par value; issued
         and outstanding 12,528,469 and 14,377,406 shares, respectively                  125,285             143,774
     Additional contributed capital                                                   15,538,025          16,284,399
     Deficit accumulated during the development stage                                (19,560,523)        (23,605,404)
                                                                                    --------------     ---------------

                                                                                      (3,896,999)         (7,177,047)
                                                                                    --------------     ---------------

                                                                                 $       763,310    $        257,634
                                                                                    ==============     ===============



        The accompanying notes are an integral part of these statements.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                            STATEMENTS OF OPERATIONS




                                                                                                         January 7,
                                                                                                       1993 (date of
                                                                                                          inception)
                                                            Years ended December 31,                     through
                                                   -----------------------------------------------      December 31,
                                                      2000              2001             2002               2002
                                                   ------------      ------------    -------------     -------------

Revenues
     Product sales                              $           -    $            -   $        5,754    $       583,138
     License fees                                           -                 -          128,860            228,860
     Reimbursed research and development                    -                 -                -            284,506
     Technical support and other services                   -                 -           20,785            450,670
                                                   ------------      ------------    -------------      -------------
                                                            -                 -          155,399          1,547,174
Costs and other expenses
     Cost of product sales                                  -                 -            2,720          1,739,615
     Cost of technical support and other
         services                                           -                 -                -            237,317
     Selling, general and administrative            1,852,867         1,318,465        1,926,328         13,357,462
     Research, development and engineering          1,136,245           947,932        1,084,513          6,890,638
                                                   ------------      ------------    -------------      -------------
                                                    2,989,112         2,266,397        3,013,561         22,225,032
                                                   ------------      ------------    -------------      -------------

         Operating loss                            (2,989,112)       (2,266,397)      (2,858,162)       (20,677,858)

Other income (deductions)
     Interest expense                                (141,341)         (317,627)      (1,162,935)        (2,492,080)
     Sundry                                                 -                 -            1,123            510,260
                                                   ------------      ------------    -------------      -------------
                                                     (141,341)         (317,627)      (1,161,812)        (1,981,820)
                                                   ------------      ------------    -------------      -------------

         Loss before extraordinary gain            (3,130,453)       (2,584,024)      (4,019,974)       (22,659,678)

Extraordinary gain - troubled payable
   reduction                                                -           300,250                -            300,250
                                                   ------------      ------------    -------------      -------------

         NET LOSS                               $  (3,130,453)   $   (2,283,774)  $   (4,019,974)   $   (22,359,428)
                                                   ============      ============    =============      =============

Net loss                                        $  (3,130,453)   $   (2,283,774)  $   (4,019,974)   $   (22,359,428)
     Convertible preferred stock dividends and
        accretion                                    (307,225)         (550,478)        (164,965)        (1,364,268)
                                                   ------------      ------------    -------------      -------------

     Loss applicable to common stockholders     $  (3,437,678)    $  (2,834,252)  $   (4,184,939)    $  (23,723,696)
                                                   ============      ============    =============      =============

Basic and diluted loss per share
     Net loss before extraordinary gain         $        (.33)  $          (.24)  $         (.31)    $        (3.04)
     Extraordinary gain                                     -               .03                -                .04
                                                   ------------      ------------    -------------      -------------
     Net loss                                            (.33)             (.21)            (.31)             (3.00)
     Convertible preferred stock dividend and
         accretion                                       (.03)             (.05)            (.01)              (.18)
                                                   ------------      ------------    -------------      -------------

     Loss applicable per common share           $        (.36)   $         (.26)  $         (.32)   $         (3.18)
                                                   ============      ============    =============      =============

Weighted average number of shares used              9,589,304        10,928,311       13,106,483          7,460,408
                                                   ============      ============    =============      =============

        The accompanying notes are an integral part of these statements.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                       STATEMENT OF STOCKHOLDERS' DEFICIT
                                                                                     Series A 9% Convertible
                                                                                         Preferred Stock
                                                                                   ---------------------------
                                                                                     Shares          Amount
                                                                                   ------------   ------------
     Sale of common stock January 1993                                                     --     $       --
     Sale of common stock January 1993 at $.02 per share                                   --             --
     Redemption of director and officers common stock August 1995 at
       $0 per share                                                                        --             --
     Sales of common stock August 1995 through December 1995 at $.17 through
       $.24 per share                                                                      --             --
     Redemption of common stock August 1995 through December 1995 at $.22 through
       $.24 per share                                                                      --             --
     Issuance of detachable warrants May 1996, in connection with bridge financing arrangements, valued at $25,000, to purchase 100,000 shares of
       common stock at $1.00 per share                                                     --             --
     Sales of common stock during June and July, 1996 at $1.00 per share,
       less offering costs of $124,663                                                     --             --
     Conversion of bridge notes plus accrued interest of $1,841 to common
       stock June 1996 at $1.00 per share                                                  --             --
     Exercise of stock options and warrants                                                --             --
     Sales of common stock in February and March 1997 at $3.00 per share, less
       offering costs of $1,039,668                                                        --             --
     Issuance of warrants March 1997 to purchase 25,000 shares of common
       stock at $3.00 per share                                                            --             --
     Issuance of stock options April 1998 to purchase 100,000 shares of
       common stock at $8.46 per share                                                     --             --
     Fair market value of conversion feature on debenture issued June 1998                 --             --
     Issuance of warrant June 1998 to purchase 350,000 shares of common stock
        at $7.29 and $7.50 per share                                                       --             --
     Issuance of stock options April 1998 and September 1998 to purchase
        423,000 shares of common stock at $3.00 to $6.42 per share                         --             --
     Sale of stock warrants September 1999 to purchase 320,000 shares of
        common stock at $.84 - $1.00 per Share                                             --             --
     Issuance of preferred stock and warrant, less offering costs of $74,461
        during July 1999                                                                 13,125            131
     Accretion of preferred stock beneficial conversion feature during 1999                --             --
     Conversion of debentures during 1999                                                  --             --
     Unearned compensation grant                                                           --             --
     Unearned compensation amortization                                                    --             --
     Unearned compensation reversal related to employee terminations                       --             --
     Other                                                                                 --             --
     Net loss                                                                              --             --
                                                                                   ------------   ------------
Balance as of December 31, 1999                                                          13,125            131

     Issuance of preferred stock and warrant, less offering costs of $16,481              6,750             68
     Accretion of preferred stock beneficial conversion feature                            --             --
     Conversion of debentures                                                              --             --
     Options and warrants issued for services and other                                    --             --
     Net loss                                                                              --             --
                                                                                   ------------   ------------
Balance as of December 31, 2000                                                          19,875            199

     Conversion of Series A preferred stock and cumulative dividends in
       arrears to common stock                                                           (1,431)           (14)
     Issuance of Series B preferred stock in exchange for Series
        A preferred stock and dividends in arrears, less offering
        costs of $40,500                                                                (18,444)          (185)
     Accretion of preferred stock beneficial conversion feature                            --             --
     Conversion of debentures and accrued interest to common stock                         --             --
     Fair value of beneficial conversion feature on debenture                              --             --
     Options and warrants issued for services and other                                    --             --
     Net loss                                                                              --             --
                                                                                   ------------   ------------

Balance as of December 31, 2001                                                            --             --

     Conversion of series B preferred stock and cumulative dividends in
        arrears to common stock                                                            --             --
     Conversion of debentures and accrued interest to common stock                         --             --
     Options and warrants issued for services and other                                    --             --
     Net loss                                                                              --             --
                                                                                   ------------   ------------
Balance as of December 31, 2002                                                            --     $       --
                                                                                   ============   ============
                                      F-5a

                                                                                      Series A 9% Convertible
                                                                                           Preferred Stock
                                                                                     ---------------------------
                                                                                        Shares         Amount
                                                                                     ------------   ------------

     Sale of common stock January 1993                                                       --     $       --
     Sale of common stock January 1993 at $.02 per share                                     --             --
     Redemption of director and officers common stock August 1995 at
       $0 per share                                                                          --             --
     Sales of common stock August 1995 through December 1995 at $.17 through
       $.24 per share                                                                        --             --
     Redemption of common stock August 1995 through December 1995 at $.22 through
       $.24 per share                                                                        --             --
     Issuance of detachable warrants May 1996, in connection with bridge financing arrangements, valued at $25,000, to purchase 100,000 shares of
       common stock at $1.00 per share                                                       --             --
     Sales of common stock during June and July, 1996 at $1.00 per share,
       less offering costs of $124,663                                                       --             --
     Conversion of bridge notes plus accrued interest of $1,841 to common
       stock June 1996 at $1.00 per share                                                    --             --
     Exercise of stock options and warrants                                                  --             --
     Sales of common stock in February and March 1997 at $3.00 per share, less
       offering costs of $1,039,668                                                          --             --
     Issuance of warrants March 1997 to purchase 25,000 shares of common
       stock at $3.00 per share                                                              --             --
     Issuance of stock options April 1998 to purchase 100,000 shares of
       common stock at $8.46 per share                                                       --             --
     Fair market value of conversion feature on debenture issued June 1998                   --             --
     Issuance of warrant June 1998 to purchase 350,000 shares of common stock
        at $7.29 and $7.50 per share                                                         --             --
     Issuance of stock options April 1998 and September 1998 to purchase
        423,000 shares of common stock at $3.00 to $6.42 per share                           --             --
     Sale of stock warrants September 1999 to purchase 320,000 shares of
        common stock at $.84 - $1.00 per Share                                               --             --
     Issuance of preferred stock and warrant, less offering costs of $74,461
        during July 1999                                                                     --             --
     Accretion of preferred stock beneficial conversion feature during 1999                  --             --
     Conversion of debentures during 1999                                                    --             --
     Unearned compensation grant                                                             --             --
     Unearned compensation amortization                                                      --             --
     Unearned compensation reversal related to employee terminations                         --             --
     Other                                                                                   --             --
     Net loss                                                                                --             --
                                                                                     ------------   ------------
Balance as of December 31, 1999                                                              --             --

     Issuance of preferred stock and warrant, less offering costs of $16,481                 --             --
     Accretion of preferred stock beneficial conversion feature                              --             --
     Conversion of debentures                                                                --             --
     Options and warrants issued for services and other                                      --             --
     Net loss                                                                                --             --
                                                                                     ------------   ------------
Balance as of December 31, 2000                                                              --             --

     Conversion of Series A preferred stock and cumulative dividends in
       arrears to common stock                                                               --             --
     Issuance of Series B preferred stock in exchange for Series
        A preferred stock and dividends in arrears, less offering
        costs of $40,500                                                                   21,430            214
     Accretion of preferred stock beneficial conversion feature                              --             --
     Conversion of debentures and accrued interest to common stock                           --             --
     Fair value of beneficial conversion feature on debenture                                --             --
     Options and warrants issued for services and other                                      --             --
     Net loss                                                                                --             --
                                                                                     ------------   ------------

Balance as of December 31, 2001                                                            21,430            214

     Conversion of series B preferred stock and cumulative dividends in
        arrears to common stock                                                            (3,000)           (30)
     Conversion of debentures and accrued interest to common stock                           --             --
     Options and warrants issued for services and other                                      --             --
     Net loss                                                                                --             --
                                                                                     ------------   ------------
Balance as of December 31, 2002                                                            18,430   $        184
                                                                                     ============   ============

                                      F-5b

                                                                                             Common  Stock          Additional
                                                                                     ----------------------------  Contributed
                                                                                         Shares         Amount       Capital
                                                                                     -------------   ------------   ------------

     Sale of common stock January 1993                                                   3,150,000   $     31,500   $    (22,750)
     Sale of common stock January 1993 at $.02 per share                                 1,350,000         13,500         11,500
     Redemption of director and officers common stock August 1995 at
       $0 per share                                                                       (270,000)        (2,700)         2,700
     Sales of common stock August 1995 through December 1995 at $.17 through
       $.24 per share                                                                    1,237,500         12,376        262,624
     Redemption of common stock August 1995 through December 1995 at $.22 through
       $.24 per share                                                                   (1,350,000)       (13,500)      (265,324)
     Issuance of detachable warrants May 1996, in connection with bridge financing arrangements, valued at $25,000, to purchase 100,000 shares of
       common stock at $1.00 per share                                                        --             --           25,000
     Sales of common stock during June and July, 1996 at $1.00 per share,
       less offering costs of $124,663                                                     698,160          6,982        566,515
     Conversion of bridge notes plus accrued interest of $1,841 to common
       stock June 1996 at $1.00 per share                                                  201,840          2,018        178,990
     Exercise of stock options and warrants                                                 99,367            993        211,399
     Sales of common stock in February and March 1997 at $3.00 per share, less
       offering costs of $1,039,668                                                      2,420,000         24,200      6,196,132
     Issuance of warrants March 1997 to purchase 25,000 shares of common
       stock at $3.00 per share                                                               --             --           27,500
     Issuance of stock options April 1998 to purchase 100,000 shares of
       common stock at $8.46 per share                                                        --             --          352,650
     Fair market value of conversion feature on debenture issued June 1998                    --             --          525,000
     Issuance of warrant June 1998 to purchase 350,000 shares of common stock
        at $7.29 and $7.50 per share                                                          --             --          432,000
     Issuance of stock options April 1998 and September 1998 to purchase
        423,000 shares of common stock at $3.00 to $6.42 per share                            --             --          237,500
     Sale of stock warrants September 1999 to purchase 320,000 shares of
        common stock at $.84 - $1.00 per Share                                                --             --           80,000
     Issuance of preferred stock and warrant, less offering costs of $74,461
        during July 1999                                                                      --             --          800,408
     Accretion of preferred stock beneficial conversion feature during 1999                   --             --          285,000
     Conversion of debentures during 1999                                                1,569,390         15,694      1,326,306
     Unearned compensation grant                                                              --             --          408,920
     Unearned compensation amortization                                                       --             --             --
     Unearned compensation reversal related to employee terminations                          --             --         (227,111)
     Other                                                                                    --             --           58,310
     Net loss                                                                                 --             --             --
                                                                                     -------------   ------------   ------------
Balance as of December 31, 1999                                                          9,106,257         91,063     11,473,269

     Issuance of preferred stock and warrant, less offering costs of $16,481                  --             --          433,451
     Accretion of preferred stock beneficial conversion feature                               --             --          141,000
     Conversion of debentures                                                              860,467          8,604        541,396
     Options and warrants issued for services and other                                       --             --          544,484
     Net loss                                                                                 --             --             --
                                                                                     -------------   ------------   ------------
Balance as of December 31, 2000                                                          9,966,724         99,667     13,133,600

     Conversion of Series A preferred stock and cumulative dividends in
       arrears to common stock                                                             670,445          6,704         18,232
     Issuance of Series B preferred stock in exchange for Series
        A preferred stock and dividends in arrears, less offering
        costs of $40,500                                                                      --             --          240,520
     Accretion of preferred stock beneficial conversion feature                               --             --          451,000
     Conversion of debentures and accrued interest to common stock                       1,891,300         18,914        494,887
     Fair value of beneficial conversion feature on debenture                                 --             --          113,000
     Options and warrants issued for services and other                                       --             --        1,086,786
     Net loss                                                                                 --             --             --
                                                                                     -------------   ------------   ------------

Balance as of December 31, 2001                                                         12,528,469        125,285     15,538,025

     Conversion of series B preferred stock and cumulative dividends in
        arrears to common stock                                                          1,045,739         10,457         14,480
     Conversion of debentures and accrued interest to common stock                         803,198          8,032        314,360
     Options and warrants issued for services and other                                       --             --          417,534
     Net loss                                                                                 --             --             --

                                                                                     -------------   ------------   ------------
Balance as of December 31, 2002                                                         14,377,406   $    143,774   $ 16,284,399
                                                                                     =============   ============   ============

                                      F-5c

                                                                                        Deficit
                                                                                      accumulated      Deferred
                                                                                      during the     compensation
                                                                                      development     related to
                                                                                         stage       stock options     Total
                                                                                      ------------   ------------   ------------
     Sale of common stock January 1993                                                $     (8,747)  $       --     $          3
     Sale of common stock January 1993 at $.02 per share                                      --             --           25,000
     Redemption of director and officers common stock August 1995 at
       $0 per share                                                                           --             --             --
     Sales of common stock August 1995 through December 1995 at $.17 through
       $.24 per share                                                                         --             --          275,000
     Redemption of common stock August 1995 through December 1995 at $.22 through
       $.24 per share                                                                      (29,350)          --         (308,174)
     Issuance of detachable warrants May 1996, in connection with bridge financing arrangements, valued at $25,000, to purchase 100,000 shares of
       common stock at $1.00 per share                                                        --             --           25,000
     Sales of common stock during June and July, 1996 at $1.00 per share,
       less offering costs of $124,663                                                        --             --          573,497
     Conversion of bridge notes plus accrued interest of $1,841 to common
       stock June 1996 at $1.00 per share                                                     --             --          181,008
     Exercise of stock options and warrants                                                   --             --          212,392
     Sales of common stock in February and March 1997 at $3.00 per share, less
       offering costs of $1,039,668                                                           --             --        6,220,332
     Issuance of warrants March 1997 to purchase 25,000 shares of common
       stock at $3.00 per share                                                               --             --           27,500
     Issuance of stock options April 1998 to purchase 100,000 shares of
       common stock at $8.46 per share                                                        --             --          352,650
     Fair market value of conversion feature on debenture issued June 1998                    --             --          525,000
     Issuance of warrant June 1998 to purchase 350,000 shares of common stock
        at $7.29 and $7.50 per share                                                          --             --          432,000
     Issuance of stock options April 1998 and September 1998 to purchase
        423,000 shares of common stock at $3.00 to $6.42 per share                            --             --          237,500
     Sale of stock warrants September 1999 to purchase 320,000 shares of
        common stock at $.84 - $1.00 per Share                                                --             --           80,000
     Issuance of preferred stock and warrant, less offering costs of $74,461
        during July 1999                                                                      --             --          800,539
     Accretion of preferred stock beneficial conversion feature during 1999               (285,000)          --             --
     Conversion of debentures during 1999                                                     --             --        1,342,000
     Unearned compensation grant                                                              --         (408,920)          --
     Unearned compensation amortization                                                       --          181,809        181,809
     Unearned compensation reversal related to employee terminations                          --          227,111           --
     Other                                                                                    --             --           58,310
     Net loss                                                                          (12,925,228)          --      (12,925,228)
                                                                                      ------------   ------------   ------------
Balance as of December 31, 1999                                                        (13,248,325)          --       (1,683,862)

     Issuance of preferred stock and warrant, less offering costs of $16,481                  --             --          433,519
     Accretion of preferred stock beneficial conversion feature                           (141,000)          --             --
     Conversion of debentures                                                                 --             --          550,000
     Options and warrants issued for services and other                                       --             --          544,484
     Net loss                                                                           (3,130,453)          --       (3,130,453)
                                                                                      ------------   ------------   ------------
Balance as of December 31, 2000                                                        (16,519,778)          --       (3,286,312)

     Conversion of Series A preferred stock and cumulative dividends in
       arrears to common stock                                                             (24,922)          --             --
     Issuance of Series B preferred stock in exchange for Series
       A preferred stock and dividends in arrears, less offering
       costs of $40,500                                                                   (281,049)          --          (40,500)
     Accretion of preferred stock beneficial conversion feature                           (451,000)          --             --
     Conversion of debentures and accrued interest to common stock                            --             --          513,801
     Fair value of beneficial conversion feature on debenture                                 --             --          113,000
     Options and warrants issued for services and other                                       --             --        1,086,786
     Net loss                                                                           (2,283,774)          --       (2,283,774)
                                                                                      ------------   ------------   ------------

Balance as of December 31, 2001                                                        (19,560,523)          --       (3,896,999)

     Conversion of series B preferred stock and cumulative dividends in
        arrears to common stock                                                            (24,907)          --             --
     Conversion of debentures and accrued interest to common stock                            --             --          322,392
     Options and warrants issued for services and other                                       --             --          417,534
     Net loss                                                                           (4,019,974)          --       (4,019,974)
                                                                                      ------------   ------------   ------------

Balance as of December 31, 2002                                                       $(23,605,404)  $       --     $ (7,177,047)
                                                                                      ============   ============   ============

         The accompanying notes are an integral part of this statement.
                                      F-5d

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                            STATEMENTS OF CASH FLOWS
                                                                                                                       January 7,
                                                                                                                     1993 (date of
                                                                                                                      inception)
                                                                                                                       through
                                                                                  Years ended December 31,             December
                                                                        -----------------------------------------         31,
                                                                           2000           2001           2002            2002
                                                                        -----------------------------------------   -----------
Cash flows from operating activities

     Net loss                                                       $  (3,130,453) $  (2,283,774)      (4,019,974)  $(22,359,429)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation                                                      47,315         31,942                -       242,913
         Amortization
             Unearned compensation                                              -              -                -       193,333
             Deferred financing costs                                      53,287         11,524                -       426,397
             Discounts on convertible debt related to warrants
                and beneficial conversion features                         36,701         60,863          662,048     1,284,612
         Write-down of  inventory                                          32,500              -                -       916,015
         Write-down of deferred financing costs                                 -              -                -       132,977
         Gain on sale of  Inter-Con/PC, Inc. stock                              -              -                -      (190,000)
         Revenues realized due to offset of billings against a
             stock repurchase                                                   -              -                -      (170,174)
         Acquired research and development                                      -              -                -       117,000
         Options and warrants issued for services and other               544,484         70,786          385,534     1,786,554
         Other                                                                  -              -                -        34,684
         Change in assets and liabilities:
            Accounts receivable                                             4,213          9,118          (67,998)      (67,998)
            Inventories                                                         -              -                -      (916,015)
            Prepaid expenses and other                                     21,375       (184,889)         155,737       (50,897)
            Accounts payable                                              (12,637)       (89,902)         116,198       354,694
            Accrued liabilities                                           679,892        448,607          503,518     2,084,774
                                                                        -----------    -----------    -----------     -----------

                  Net cash used in operating activities                (1,723,323)    (1,925,725)      (2,264,937)   (16,180,560)

Cash flows from investing activities
     Capital expenditures                                                       -              -                -      (242,913)
     Proceeds from sale of Inter-Con/PC, Inc. stock                             -              -                -       190,000
     Other                                                                (12,518)        (2,635)           1,615       (40,091)
                                                                        -----------    -----------    -----------     -----------

                  Net cash provided by (used in) investing activities     (12,518)        (2,635)           1,615       (93,004)


Cash flows from financing activities
     Net borrowings under short-term borrowing agreements               1,500,000      1,370,000                -     3,003,000
     Issuance of convertible bridge notes                                       -              -        1,830,000     2,005,000
     Issuance of convertible debentures and long-term notes                     -      1,065,000                -     2,840,000
     Issuance of warrants and discount on convertible debentures                -              -                -       830,000
     Financing costs                                                            -        (40,500)         (64,900)     (418,377)
     Exercise of stock options and warrants                                     -              -                -       190,799
     Sale of common stock                                                       -              -                -     7,093,832
     Sale of preferred stock and assigned value of warrant                183,519              -                -       884,058
     Redemption of common stock                                                 -              -                -      (138,000)
                                                                        -----------    -----------    -----------    ------------

                  Net cash provided by financing activities             1,683,519      2,394,500        1,765,100    16,290,312
                                                                        -----------    -----------    -----------    ------------

                  NET INCREASE (DECREASE) IN CASH                         (52,322)       466,140         (498,222)       16,748

Cash and cash equivalents, beginning of period                            101,152         48,830          514,970             -
                                                                        -----------    -----------    -----------     -----------

Cash and cash equivalents, end of period                            $      48,830   $    514,970   $       16,748   $    16,748
                                                                        ===========    ===========    ===========     ===========


        The accompanying notes are an integral part of these statements.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 2000, 2001 and 2002


NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Change in name of Company
         -------------------------
         In February 2002, the Company's shareholders approved the change in the Company's name from SAC Technologies, Inc. to BIO-key International, Inc.

         Nature of Business
         ------------------
         BIO-key International, Inc. (the Company) is a development stage company incorporated on January 7, 1993 with operations in Minneapolis, Minnesota. The Company's goal is to develop and market advanced biometric fingerprint technology solutions that provide fast, easy and highly secure personal identification for online access to computers and networks. The Company's fingerprint identification techniques can be used without the aid of a personal identification number. The Company's target market includes Internet application service providers, Internet based retailers and other operators of private networks, and entities where security and identification applications are required, including the aviation industry.

         Basis of Presentation
         ---------------------
         Broad commercial acceptance of the Company's technology is critical to the Company's success and ability to generate revenues. The Company has had no significant revenues to date, and has accumulated losses since inception of approximately $22,359,000, of which approximately $4,020,000 was incurred during 2002. As of December 31, 2002, there was a stockholders' deficit of approximately $7,177,000.

         The Company is in need of substantial additional capital. The Company is currently considering various alternatives related to raising additional capital including continued funding from an investment group and new funding from other sources. No assurance can be given that any form of additional funding will be available on terms acceptable to the Company, that adequate funding will be obtained to meet its needs, or that such funding would not be dilutive to existing stockholders.

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The matters described in the preceding paragraphs raise substantial doubt about the Company's ability to continue as a going concern. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company advancing beyond the development stage, which in turn is dependent upon the Company's ability to obtain additional funding, meet its funding requirements on a continuing basis, and succeed in its future operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 2000, 2001 and 2002


NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         Summary of Significant Accounting Policies
         ------------------------------------------
         A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

         1.  Revenue Recognition
             -------------------
         Revenues from software licensing is recognized in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9. Accordingly, revenue from software licensing is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable.

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

         Service revenues: Revenues from services are comprised of consulting and implementation services. Consulting services are generally sold on a time-and-materials basis and include a range of services including installation of software and assisting in the design of interfaces to allow the software to operate in customized environments. Services are generally separable from other elements under the arrangement since performance of the services are not essential to the functionality of any other element of the transaction and are described in the contract such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services. Revenues from services are generally recognized as the services are performed.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 2000, 2001 and 2002


NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         1.   Revenue Recognition - Continued
              -------------------------------
         Usage fees: Usage fees are charged on certain applications based on the customer's volume of use. Usage revenue is recognized based on the actual level of activity used by the customer or, in the case of fixed-fee arrangements, ratably over the arranged time period.

         Although each sale will be separately negotiated, the Company does not anticipate offering customers any extended payment terms.

         The Company provides customers, free of charge or at a minimal cost, testing kits which potential licensing customers may use to test compatibility/acceptance of the Company's technology with the customer's intended applications.

         2.    Cash and Cash Equivalents
               -------------------------
         Cash equivalents consist of certificates of deposit and all other liquid investments with original maturities of three months or less. The Company maintains its cash balances in a financial institution in Nevada. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000.

         3.    Equipment, Furniture and Fixtures
               --------------------------------
         Equipment, furniture and fixtures are stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated services lives of three and five years using the straight-line method. Equipment, furniture and fixtures consisted of the following as of December 31:

                                                2001                2002
                                            --------------     ---------------

           Equipment                     $       206,363    $        206,363
           Furniture and fixtures                 36,550              36,550
                                            --------------     ---------------
                                                 242,913             242,913
           Less accumulated depreciation         242,913             242,913
                                            --------------     ---------------

                                         $             -    $              -
                                            ==============     ===============

         4.    Advertising Expense
               -------------------
         The Company expenses the costs of advertising as incurred. Advertising expenses for the years ended December 31, 2000, 2001, 2002, and the period January 7, 1993 (date of inception) through December 31, 2002 were approximately $6,000, $1,000, $6,000 and $222,000, respectively.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 2000, 2001 and 2002


NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         5. Research and Development Expenditures
            -------------------------------------
         All costs related to development of new products are charged to expense as incurred. Such costs are required to be expensed until technological feasibility and proven marketability of the product are established.

         6. Basic and Diluted Loss per Common Share
            ---------------------------------------
         Basic and diluted loss per share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares. Shares reserved for outstanding warrants, stock options or convertible preferred stock are not considered because the impact of the incremental shares is antidilutive.

         7.  Income Taxes
             ------------
         The Company provides for income taxes based on income reported for financial reporting purposes. Certain charges to earnings differ as to timing from those deducted for tax purposes; these relate primarily to net operating loss carryforwards. The tax effect of these differences are recorded as deferred income taxes.

         8.  Accounting for Stock-Based Compensation
             ---------------------------------------
         The Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for employee stock options. Under the intrinsic value method, compensation expense is recognized only to the extent the market price of the common stock exceeds the exercise price of the stock option at the date of the grant.

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

         9.  Use of Estimates
             ----------------
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of receivables and expenses during the reporting period, and disclosure of contingent

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 2000, 2001 and 2002


NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         9.   Use of Estimates - Continued
             -----------------------------
         assets and liabilities. Actual results could differ from those estimates. Estimates are used for such items as valuation of deferred income taxes, conversion features of convertible debentures and preferred stock, and stock options and warrants outstanding.

NOTE B - PREPAID EXPENSES

         Prepaid expenses consisted of the following:
                                                2001                2002
                                            --------------     ---------------

           Consulting fees               $        188,275   $          24,274
           Insurance                               18,359              26,623
                                            --------------     ---------------
                                         $        206,634   $          50,897
                                            ==============     ===============

         In November 2001, the Company entered into agreements with consultants under which the consultants will arrange to make introductions of senior executives of entities which may become business partners of the Company. The terms of the consulting agreements required an initial cash payment of approximately $332,000. The prepaid fees were amortized to expense over the ten-month term of the agreements, which expired in August 2002.

NOTE C - OTHER ASSETS

         Other assets consisted of the following as of December 31:
                                         2001                2002
                                     --------------     ---------------

           Patents pending        $         26,706   $          40,091
           Security deposits                15,000                   -
           Offering costs                        -              81,900
                                     --------------     ---------------

                                  $         41,706   $         121,991
                                     ==============     ===============

         In March 2002, the Company engaged an investment banking firm to advise the Company regarding raising additional capital through the potential future issuance of the Company's equity, debt or convertible securities. The firm received a nonrefundable retainer fee of $50,000, out of pocket costs of $14,900 and has been granted a warrant to purchase 25,000 shares of the Company's common stock at an exercise price of $1.00 per share through the next four years. The estimated value of the warrant is $17,000.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 2000, 2001 and 2002


NOTE D - ACCRUED LIABILITIES

         Accrued liabilities consisted of the following as of December 31:
                                            2001                2002
                                        --------------     ---------------

           Interest                $           42,509  $          537,004
           Compensation                        36,699              35,555
           Other                               11,367                 142
                                        --------------     ---------------

                                   $           90,575  $          572,701
                                        ==============     ===============

NOTE E - RECAPITALIZATION TRANSACTION

         On November 26, 2001, the Company completed a recapitalization transaction (the Transaction) with an investment group (the Investor). As a result of the Transaction, the Company converted approximately $4.6 million of short-term debt and accruals into long-term convertible notes and debentures, obtained $1.065 million of additional funding and issued shares of its newly designated Series B 9% convertible preferred stock in exchange for all of the issued and outstanding shares of its Series A 9% convertible preferred stock and the cumulative dividends in arrears due thereon. Additionally, the Investor forgave $300,250 of previously accrued penalties which has been treated as an extraordinary gain in 2001 in the accompanying financial statements. Under the terms of the Transaction, the Investor agreed to provide $1.08 million of additional funding in incremental monthly installments during the six-month period commencing March 1, 2002.

NOTE F - LONG-TERM OBLIGATIONS

         Long-term obligations consisted of the following as of December 31:

                                                                                      2001                2002
                                                                                  --------------     ---------------
           10% secured convertible note issued in 2001                       $       4,092,920   $       4,092,920
           Zero interest convertible debenture                                       1,000,000           1,000,000
           5%  convertible note                                                        316,000                   -
           10% secured convertible notes issued in 2002                                      -           1,080,000
           7% convertible notes                                                              -             750,000
           Discounts assigned to fair values of conversion feature and
                warrants                                                            (1,077,682)           (415,634)
                                                                                  --------------     ---------------
                                                                                     4,331,238           6,507,286
                Less current maturities                                                      -           6,507,286
                                                                                  --------------     ---------------

                                                                             $       4,331,238   $               -
                                                                                  ==============     ===============

                                      F-12

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 2000, 2001 and 2002


NOTE F - LONG-TERM OBLIGATIONS - CONTINUED

     A summary of the Company's long-term notes and debentures are as follows:

          o 10% SECURED CONVERTIBLE NOTE ISSUED IN 2001: Prior to the Transaction, the Company had unsecured short-term notes from the Investor in the aggregate principal amount of $2,770,000. The Investor converted this amount and associated accrued interest of $257,920 together with additional financing of $1,065,000 into a convertible note in the principal amount of $4,092,920 (the Convertible Note). The Convertible Note is due September 30, 2003 and accrues interest at 10%, payable semi-annually on April 30 and September 30 commencing September 2002. The note is convertible into shares of the Company's common stock at a conversion price of $0.75 per share. The note is collateralized by substantially all of the Company's assets. The Company has not made the scheduled semi-annual interest payment due September 30, 2002. On March 27, 2003, the Investor waived this interest non-payment as a default item through April 30, 2003.

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

          o ZERO INTEREST CONVERTIBLE DEBENTURE: During 2000 and 2001, the Company had accrued penalties under a previous registration rights agreement with the Investor in the amount of $1,300,250. In 2001, the Investor agreed to reduce the penalty by $300,250 and converted the balance into a convertible debenture in the principal amount of $1,000,000. The debenture is due September 30, 2003 and bears a stated interest rate of zero. The debenture is convertible into shares of the Company's common stock at a conversion price of $0.75 per share. The $300,250 reduction in previously accrued penalties has been treated as an extraordinary gain for 2001 in the accompanying financial statements.

          o 5% CONVERTIBLE NOTE: During 2001, a convertible debenture in the principal amount of $539,625 was issued in exchange for the cancellation of an outstanding 5% debenture in the principal amount of $418,000 plus accrued interest of $121,625. During 2001 and 2002 this debenture was converted into shares of the Company's common stock at the stipulated per share conversion price equal a 22% discount to the average of the closing price of the common stock for the five days preceding conversion. This convertible debenture was recorded net of a $113,000 discount assigned to the fair value of the beneficial conversion feature. This discount was amortized as interest expense when the debt was converted to common stock.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 2000, 2001 and 2002


NOTE F - LONG-TERM OBLIGATIONS - CONTINUED

          o 10% SECURED CONVERTIBLE NOTES ISSUED IN 2002: As part of the Company's November 2001 recapitalization transaction, the Investor agreed to provide additional financing in incremental monthly installments during the six-month period commencing March 1, 2002, subject to certain conditions. As of December 31, 2002, the Company has received $1,080,000 and issued notes payable to the Investor. The terms of the notes require the principal to be repaid on September 30, 2003, and accrues interest at 10%, payable semi-annually on April 30 and September 30 commencing September 2002. The notes are convertible into shares of the Company's common stock at a conversion price of $0.75 per share. The notes are collateralized by substantially all of the Company's assets. The Company has not made the schedule semi-annual interest payment due September 30, 2002. On March 27, 2003, the Investor waived this interest non-payment as a default item through April 30, 2003.

          o 7% CONVERTIBLE NOTES: As part of an August 2002 bridge note agreement with the Investor, the Investor has provided a total of $750,000 of additional financing in incremental monthly installments during the four-month period commencing August 2002, and issued the corresponding notes payable to the Investor. The terms of the notes, as amended and restated on March 27, 2003, require the principal and accrued 7% per annum interest to be repaid by June 30, 2003. The bridge notes are convertible at the option of the Investor into shares of the Company's common stock at a conversion price of $0.75 per share or into shares of the Company's series B preferred stock at a conversion price of $100 per share. The note is collateralized by substantially all of the Company's assets.

          Primarily all of the Company's interest expense was related to obligations due the Investor. The conversion and exercise prices of the Company's convertible instruments, options and warrants discussed here and elsewhere were determined by individual negotiation between the Company and the individual security holder or grantee.

NOTE G - COMMITMENTS AND CONTINGENCIES

         Operating Leases
         ----------------
         The Company operates a leased facility in Minnesota under a non-cancelable operating lease that expires in August 2004. In addition to base rent, the Company pays for property taxes, maintenance, insurance, and other occupancy expense applicable to the leased premises.

         Minimum rental commitments of non-cancelable operating leases are approximately as follows:

                Year ending December 31, 2003              $           42,000
                Year ending December 31, 2004                          29,000
                                                               ---------------
                                                           $           71,000
                                                               ===============

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 2000, 2001 and 2002


NOTE G - COMMITMENTS AND CONTINGENCIES -CONTINUED

         Operating Leases - Continued
         -----------------------------
         Rental expense was approximately $89,000, $70,000, $63,000 and $552,000 during 2000, 2001, 2002 and for the period January 7, 1993 (date of inception) through December 31, 2002, respectively.

         Contingent Consultant Fees
         --------------------------
         In November 2001, the Company entered into an agreement with a consultant and an associate. In addition to fixed fees, the agreement requires contingent future consulting fees to be paid based on future sales, if any, generated by introductions, as defined, made by the consultant. The contingent fee is to be 2.19% of such sales, including product sales, sale or licensing of technology, or sale of an equity interest in the Company. The consultant and the associate have the option to convert the contingent fees, if any, into shares of the Company's common stock (but no more than 525,000 shares) at a conversion price of $0.38 per share. The agreement expired in August 2002.

         Employment Agreements
         ---------------------
         The Company has employment agreements with three individuals. The employment agreements contain non-compete clauses that restrict the employees from competing with the Company following a termination of employment from the Company. In the event of termination without cause, as defined, the agreements provide each employee with severance payments. As of December 31, 2002, the aggregate commitment is approximately $328,800.

         Litigation Settlements
         -----------------------
         During 1999, a former licensor of technology to the Company commenced litigation claiming breach of contract. The Company filed a counter-claim. In August 2001, the Company and the plaintiff reached a settlement whereby both parties release each other from all claims, the plaintiff agreed to deliver copies of certain software to the Company, and the Company agreed to pay $50,000 to the plaintiff in various installments through April 2002. The entire settlement amount was charged to expense in 2001. The plaintiff has not delivered all of the specified software. Accordingly, the Company has suspended making its scheduled payments. The remaining unpaid balance was $25,000 as of December 31, 2002.

         In July 2000, litigation was commenced against the Company alleging breach of a licensing agreement and conversion of certain proprietary technology. In August 2000, the Company and plaintiff reached a settlement and entered into a new agreement whereby: a) ownership of each of the parties' technologies was clarified; b) previously existing contracts between the two parties were terminated; c) royalties or payables due between the two parties were discharged; d) the Company granted the plaintiff certain royalty-free rights and licenses to manufacture and sell certain hardware devices; and e) the Company granted the plaintiff certain other rights, including

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 2000, 2001 and 2002


NOTE G - COMMITMENTS AND CONTINGENCIES -CONTINUED

         Litigation Settlements - Continued
         ----------------------------------
         the right to purchase certain inventory items at terms and prices similar to those offered to other customers.

         Future Public Offering Costs
         -----------------------------
         In June 1998, the Company entered into an agreement with its underwriter, whereby the underwriter agreed to waive all future rights of first refusal to sell the Company's securities. In exchange for this, the Company agreed to pay the underwriter $100,000, of which $34,000 was paid at the closing of the sale of certain debentures and $66,000 is due upon completion of a future public offering, if one occurs.

NOTE H - STOCKHOLDERS' EQUITY

         Increase in Authorized Shares of Common Stock
         --------------------------------------------
         In February 2002, the Company's shareholders approved amendments to its articles of incorporation which increased the number of authorized shares of common stock from 20,000,000 to 60,000,000.

         Issuance of Series B 9% Convertible Preferred Stock
         ---------------------------------------------------
         In November 2001, the Company issued 21,430 shares of its newly authorized Series B 9% convertible preferred stock (the Series B Preferred Stock) in exchange for all 18,444 outstanding shares of its Series A 9% convertible preferred stock (the Series A Preferred Stock) and cumulative dividends in arrears of $281,049 due thereon. In conjunction with the issuance of the Series B Preferred Stock, all previously issued shares of Series A Preferred Stock were retired and canceled and became authorized but unissued shares of preferred stock.

         The  Series  B  Preferred   Stock  accrues   dividends  of  9%  payable
         semi-annually on June 15 and December 15 in cash, or at the option of the Company, in additional shares of its common stock. As of December 31, 2002, cumulative dividends in arrears were approximately $165,000. The Series B shares are redeemable at the option of the Company, so long as the Company's common stock is eligible for quotation on the OTC Bulletin Board and the shares issuable upon conversion are subject to an effective registration statement. The Series B shares are convertible into shares of the Company's common stock at a per share conversion price equal to the lesser of $0.75 or a 22% discount to the average closing price of the common stock during the five trading days preceding conversion. The Series B shares have no voting rights.

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

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 2000, 2001 and 2001


NOTE H - STOCKHOLDERS' EQUITY - CONTINUED

         Warrants
         --------
         The Company has issued warrants to certain creditors, investors, underwriters and consultants. A summary of warrant activity is as follows:


                                                                                                      Exercisable at
                                                                    Price per        Expiration        December 31,
                                                 Outstanding          share              date             2002
                                                 --------------    --------------    -------------    --------------
           Balance, December 31, 1999                  998,466       $1.20-$7.50        2003-2004           864,466

                Granted in connection with
                    issuance of Series A
                    preferred stock                     67,500              1.31             2005            67,500
                Granted to acquire software            400,000              1.00             2004           400,000
                Granted to consultants                  50,000              1.00             2005            50,000
                                                 --------------                                       --------------

           Balance, December 31, 2000                1,515,966                                            1,381,966

                Granted in connection with 10%
                    secured convertible  note
                    payable                          4,000,000              1.00             2006         4,000,000
                Granted to consultants                 295,932        0.38- 1.00        2004-2006           295,932
                                                 --------------                                       --------------

           Balance, December 31, 2001                5,811,898                                            5,677,898

                Granted to consultants                 218,000        1.00- 1.25        2003-2006           218,000
                Expired                               (372,216)       0.84- 3.60                -          (372,216)
                                                 --------------                                       --------------

           Balance, December 31, 2002                5,657,682                                            5,523,682
                                                 ==============                                       ==============

           Exercised through December
                31, 2002                                                                                      7,500
                                                                                                      ==============


         The estimated fair value of the warrants granted during 2000, 2001 and 2002 was $220,500, $1,171,000, and $32,000, respectively. The estimated fair value of the 295,932 warrants granted to consultants in 2001 was $150,000 of the $1,171,000 total for the year. The fair value of warrants is estimated as of the grant date using the Black-Scholes pricing model utilizing the same assumptions described in Note J. The estimated fair value of warrants granted for goods and services is being amortized to expense over the terms of the consulting agreements.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 2000, 2001 and 2002


NOTE I - STOCK-BASED COMPENSATION

         1996 Stock Option Plan
         ----------------------
         During 1996, the Board of Directors and stockholders of the Company adopted the 1996 Stock Option Plan (the 1996 Plan). Under the 1996 Plan, 750,000 shares of common stock are reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 100% of fair market value for incentive stock options and 50% for all others. The term of stock options granted may not exceed ten years. Options issued under the Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined, all options outstanding vest immediately. The Plan terminates in May 2006.

         1999 Stock Option Plan
         ----------------------
         During 1999, the Board of Directors of the Company adopted the 1999 Stock Option Plan (the 1999 Plan). The 1999 Plan was not presented to stockholders for approval and thus incentive stock options are not available under the plan. Under the 1999 Plan, 2,000,000 shares of common stock are reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 85% of fair market value. The term of nonstatutory stock options granted may not exceed ten years. Options issued under the Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined, all options outstanding vest immediately. The 1999 Plan terminates in August 2009.

         Non-Plan Stock Options
         ---------------------
         Periodically, the Company has granted options outside of the 1996 and 1999 Plans to various employees and consultants. In the event of change in control, as defined, certain of the non-plan options outstanding vest immediately.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 2000, 2001 and 2002


NOTE I - STOCK-BASED COMPENSATION - CONTINUED

         Summary of Option Information
         ------------------------------
         Information summarizing option activity is as follows:

                                                            Number of shares                                   Weighted
                                          ---------------------------------------------------     Range of      average
                                             1996        1999          Non-                       exercise     exercise
                                             plan        plan          Plan          Total         prices       prices
                                          ---------    ----------    ---------     ----------    ----------    --------
           Balance, December 31, 1999      470,325       885,548    1,038,000      2,393,873  $  .50 -10.75 $     1.73

                Granted                          -       400,000      850,000      1,250,000     .27 - 1.22        .74
                Relinquished              (185,610)     (222,000)           -       (407,610)    .88 -  .91        .89
                Expired or cancelled      (170,335)     (446,879)    (407,000)    (1,024,214)    .88 -10.75       1.80
                                          ---------    ----------    ---------     ----------

           Balance, December 31, 2000      114,380       616,669    1,481,000      2,212,049     .27 - 6.42       1.28

                Granted                    276,000       840,000      730,000      1,846,000     .19 -  .46        .40
                Expired or canceled              -             -     (230,000)      (230,000)    .27 -  .91        .54
                                          ---------    ----------    ---------     ----------

           Balance, December 31, 2001      390,380     1,456,669    1,981,000      3,828,049     .19 - 6.42        .86

                Granted                          -       380,000      350,000        730,000     .31 -  .45        .35
                Expired or canceled              -             -     (168,000)      (168,000)          1.00       1.00
                                          ---------    ----------    ---------     ----------


           Balance, December 31, 2002      390,380     1,836,669    2,163,000      4,390,049     .19 - 6.42        .77
                                          =========    ==========    =========     ==========

           Available for future
                grants, December 31,
                2002                       266,620       163,331           NA        429,951
                                          =========    ==========    =========     ==========

           Additional  information regarding outstanding options as of December 31, 2002 is as  follows:

                                                                                         Shares exercisable under
                               Shares under outstanding options                             outstanding options
             ----------------------------------------------------------------------    ------------------------------
                                                                       Weighted
                                                     Weighted           average                             Weighted
                                                      average          remaining                            average
                Range of           Number of         exercise            life              Number           exercise
             exercise prices        shares             price          (in years)        exercisable          price
             ----------------     ------------      ------------     --------------    -------------      -----------
               $  .19  -  .50        2,566,000    $          .32                5.4        1,841,800    $         .33
                  .63  -  .97        1,313,049               .76                3.6        1,279,709              .76
                 1.00  - 3.00          458,000              2.66                0.9          458,000             2.66
                 3.22  - 6.42           53,000              6.12                4.7           53,000             6.12



                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 2000, 2001 and 2002


NOTE I - STOCK-BASED COMPENSATION - CONTINUED

         Summary Option Information - Continued
         --------------------------------------
         The weighted average fair value of options granted to employees and directors during 2000, 2001 and 2002 were $0.69, $0.15 and $0.17 per share, respectively. The fair value of each option grant is estimated as of the date of the grant using the Black-Scholes option-pricing model utilizing the same assumptions presented in the proforma compensation disclosure section below.

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

         Options were granted to consultants and strategic partners during 2000, 2001 and 2002 totaling 570,000, 276,000 and 350,000 shares, respectively. The estimated fair value of the options granted to consultants and strategic partners which vested in 2000, 2001 and 2002 were $323,984, $1,387,000 and $100,000, respectively.

         Proforma Compensation Disclosure
         --------------------------------
         The Company has adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123) which encourages, but does not require, a fair-value based method of accounting for employee stock options. As permitted under SFAS 123, the Company has continued to account for employee stock options using the intrinsic value method outlined in APB 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized by the Company for its stock options granted to employees or directors.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 2000, 2001 and 2002


NOTE I - STOCK-BASED COMPENSATION - CONTINUED

         Proforma Compensation Disclosure - Continued
         ---------------------------------------------
         If compensation expense for the stock options granted had been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's proforma net loss and proforma loss per share would have been as follows:





                                                                                                            January 7,
                                                                                                          1993 (date of
                                                                                                            inception)
                                                              Years ended December 31,                       through
                                                 ----------------------------------------------------      December 31,
                                                      2000               2001              2002               2002
                                                 ---------------    ---------------    --------------    ---------------
           Net loss
                As reported                  $      (3,130,453)  $     (2,283,774)  $    (4,019,974)  $    (22,359,428)
                Proforma                            (3,313,453)        (2,480,774)       (4,166,974)       (23,438,428)

           Loss applicable to
                common stockholders
                    As reported              $      (3,437,678)  $     (2,834,252)  $    (4,184,939)  $    (23,723,696)
                    Proforma                        (3,620,678)        (3,031,252)       (4,331,939)       (24,802,696)

           Basic and diluted loss per
                common share
                   As reported               $            (.36)  $           (.26)  $          (.32)  $          (3.18)
                   Proforma                               (.38)              (.28)             (.33)             (3.33)

         In determining the proforma compensation cost of the options granted, the fair value of each grant was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to determine the fair value of each grant included the following weighted average assumptions:

                                                                      2000               2001                 2002
                                                                   ------------      --------------      ---------------

           Risk free interest rate                                     5.00  %              3.50  %             2.54 %
           Expected life of options (in years)                         4.00                 3.00                5.00
           Expected dividends                                             -                    -                   -
           Volatility of stock price                                  1,655  %               175  %              154 %


                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 2000, 2001 and 2002


NOTE J - INCOME TAXES

         Deferred taxes are due to income tax credits and net operating loss carryforwards, and to the temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of deferred taxes are as follows at December 31:

                                                                                        2001              2002
                                                                                    -------------     --------------
           Short-term items:
                Accrued compensation                                            $       13,000    $        38,000
           Long-term items:
                Accrued interest                                                $       15,000    $       193,000
                Income tax credits                                                     112,000            112,000
                Net operating loss carryforwards                                     6,726,000          7,985,000
                                                                                    -------------     --------------

           Less valuation allowances                                                (6,866,000)        (8,328,000)
                                                                                    -------------     --------------

                                                                                $            -    $             -
                                                                                    =============     ==============


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

         The Company has federal and Minnesota net operating loss carryforwards of approximately $21,611,000 and $10,229,000, respectively, as of December 31, 2002. These operating losses expire between 2008 and 2022. Net operating loss carryforwards may be subject to the limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 2000, 2001 and 2002


NOTE K - RELATED PARTY TRANSACTIONS

         In addition to the transactions with the Investor discussed in Notes E, F and H, a summary of significant related party transactions is as follows:






                                                                                                      January 7, 1993
                                                                                                         (date of
                                                                                                        inception)
                                                              Years ended December 31,                    through
                                                    ----------------------------------------------      December 31,
                                                       2000             2001             2002               2002
                                                    ------------    -------------    -------------    ---------------

        Sales to:
             Stockholder                         $            -  $             -  $             -  $         629,000
             Entity partially owned by
               Company                                        -                -                -            209,000
             Entity related to underwriter
               and holder of options                          -                -                -            244,900
        Purchase of optics technology from
             stockholder                                      -                -                -            117,000
        Purchase of component parts from
             entity owned by stockholder and
             director                                         -                -                -            308,800
        Rent, assembly, and design
             services purchased from  affiliate               -                -                -             77,000
        Equipment purchased from stockholder                  -                -                -              5,000
        Payment for development services and
             other from entity related to
             underwriter and holder of options                -                -                -            138,600
        Sale of investment to director                        -                -                -            190,000


NOTE L - FAIR VALUES OF FINANCIAL INSTRUMENTS

         The Statement of Financial Accounting Standards Board No. 107 "Disclosures about Fair Value of Financial Instruments" (SFAS 107) requires disclosure of the estimated fair value of an entity's financial instruments. Such disclosures, which pertain to the Company's financial instruments, do not purport to represent the aggregate net fair value of the Company. At December 31, 2001 and 2002, the carrying value of all material financial instruments, for which it is practicable to estimate the fair value, approximated fair value because of the short maturity of those instruments.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 2000, 2001 and 2002


NOTE M - SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

                                                                                                         January 7,
                                                                                                       1993 (date of
                                                                                                        inception)
                                                               Years ended December 31,                   through
                                                     ---------------------------------------------      December 31,
                                                        2000             2001            2002              2002
                                                     ------------    -------------    ------------    --------------

           Cash paid for:
                Interest                          $            -  $             -  $            -  $         28,544

           Noncash Financing Activities:
                Conversion of short-term notes,
                    accrued interest and
                    penalties into long-term
                    notes and debentures                       -        4,567,546               -         4,567,546
                Conversion of convertible
                    debentures, bridge notes, and
                    accrued interest into common
                    stock                                550,000          513,801         322,392         2,907,360
                Accretion of preferred stock
                    beneficial conversion
                    feature                              141,000          451,000               -           877,000
                Issuance of Series B preferred
                    stock in exchange for Series
                    A preferred stock and
                    cumulative dividends in
                    arrears, thereon                           -          281,049               -           281,049
                Issuance of common stock in
                    exchange for Series A and Series B
                    preferred stock and
                    cumulative dividends in
                    arrears, thereon                           -           31,626          24,937            56,563
                Issuance of preferred stock
                    effected through  reduction
                    of debt                              250,000                -               -           350,000
                Unearned compensation
                    reversal related to
                    employee terminations                      -                -               -           227,111
                Common stock repurchases
                    effected through a reduction
                    in receivable                              -                -               -           170,174
                Offset deferred offering costs
                    against proceeds of
                    initial public offering,
                    and other                                  -                -               -           159,021
                Issuance of warrants for
                    Reduction in payables                      -                -          32,000            32,000


                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 2000, 2001 and 2002


NOTE N - RECLASSIFICATIONS

         Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation. These reclassifications had no effect on the previously reported net loss or stockholders' deficit.

NOTE O - EVENTS OCCURRING SUBSEQUENT TO DECEMBER 31, 2002

         In January 2003, the Investor agreed to provide up to $2,350,000 of new debt financing. The agreement provides for $600,000 of immediate borrowings plus periodic additional monthly borrowings through November 2003, subject to certain conditions. The terms of the notes require the principal and accrued interest at 7% to be repaid on June 30, 2004. In the event that Company completes a private placement of equity securities resulting in gross proceeds of at least $5,000,000 on or before June 30, 2004, the principal amount and accrued interest due under the note is convertible, at the option of the Investor, into the securities sold in such transaction at a conversion price equal to the sale price of such securities. Upon completion of such an equity transaction, the Investor also has the right to request repayment of the note. The Investor may, at any time, elect to convert some or all of the notes into shares of the Company's common stock at a conversion of $0.75 per share or into shares of the Company's series B preferred stock at a conversion price of $100 per share. The note is collateralized by substantially all of the Company's assets. The terms of a Registration Rights Agreement with the Investor require the Company to file a registration statement with the SEC by June 30, 2003 covering the resale of any shares of common stock issuable upon any conversion of these notes.

         In January 2003, the Company entered into a two-year employment agreement with their new CEO. The agreement provides for an annual base salary of $150,000, a bonus during 2003 of up to $150,000 based on the Company achieving certain financial goals, as defined, and an annual bonus at the sole discretion of the Board of Directors in the form of options to purchase up to 500,000 shares of the Company's common stock at an exercise price equal to the closing market price on the date of grant. In addition, the new CEO was appointed to the Board of Directors and was granted a seven-year option to purchase 580,000 shares of the Company's common stock at an exercise price of $0.53 per share. The option vests in quarterly installments over a two-year period commencing on the date of grant. If the employee is terminated without cause, the employee is entitled to severance of up to $375,000.

         In January 2003, the Company extended the expiration date from March 31, 2003 to December 31, 2004 of a previously granted option to purchase 400,000 shares of the Company's stock at $0.20 per share to the Company's former Chief Executive Officer (CEO). The estimated fair value of this extended option granted in 2003 is $89,000.

          In January 2003, the Company provided a new outside director of the Company a seven-year option to purchase 200,000 shares of the Company's common stock at an exercise price of $.60 per share. The option is immediately exercisable for 50,000 shares and the remainder vests quarterly in equal amounts over a three-year period commencing on the date of grant.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 2000, 2001 and 2002


NOTE O - EVENTS OCCURRING SUBSEQUENT TO DECEMBER 31, 2002 - CONTINUED

          In February 2003, the Company issued a warrant to purchase 200,000 shares of common stock at an exercise price of $.49 per share to an investor relations firm. The warrant is immediately exercisable and terminates on February 19, 2006. The estimated value of this option granted in 2003 is $67,000.

          In February 2003, the Company provided an employee of the Company a five and one half-year option to purchase 30,000 shares of the Company's common stock as an exercise price of $.20 per share. The option is immediately exercisable for 14,250 shares and the remainder vests in equal quarterly installments during the eighteen month period commencing March 1, 2003.