Form 10QSB
period 2003-03-31
BIO KEY INTERNATIONAL INC
filed 2003-05-14
CIK 1019034

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] Quarterly report under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

                 [_] Transition Report Under Section 13 or 15(d)

                               of the Exchange Act

                            For the Transition Period

                          From _________ to __________

                         Commission file number 1-13463

                           BIO-KEY INTERNATIONAL, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                      MINNESOTA                             41-1741861
        ----------------------------------           --------------------------
           (State or Other Jurisdiction of                (IRS Employer
            Incorporation of Organization)             Identification Number)


                          1285 CORPORATE CENTER DRIVE,
                          SUITE # 175, EAGAN, MN 55121
                        --------------------------------
                    (Address of Principal Executive Offices)

                                 (651) 687-0414
                                 --------------
                           (Issuer's Telephone Number)

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  [ ]   No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date : There were 14,748,808 issued and outstanding shares of the registrant's common stock, par value $.01 per share, as of May 7, 2003.

         Transitional Small Business Disclosure Format (check one):

Yes  [ ]   No  [X]

                           BIO-KEY INTERNATIONAL, INC.

                                      INDEX

                                                                                                        Page
PART I. FINANCIAL INFORMATION

         Item 1 - Financial Statements

              Balance sheets as of December 31, 2002 and March 31, 2003
                           (unaudited)..................................................................1

              Statements of operations for the three months ended
                           March 31, 2003 and 2002 and January 7, 1993 (date of
                           inception) through March 31, 2003 (unaudited)................................2

              Statements of cash flows for the three months ended March 31,
                           2002 and 2003, and January 7, 1993 (date of inception)
                           through March 31, 2003 (unaudited)...........................................3

              Notes to financial statements.............................................................5

         Item 2 - Management's Discussion and Analysis..................................................9

         Item 3 - Controls and Procedures..............................................................14

PART II. OTHER INFORMATION

         Item 1  -  Legal proceedings..................................................................14
         Item 2  -  Changes in Securities and Use of Proceeds..........................................14
         Item 3  -  Defaults Upon Senior Securities....................................................15
         Item 6  -  Exhibits and Reports on Form 8-K...................................................15

                                     PART I
                              FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                                 BALANCE SHEETS

                                                                                    December 31,          March 31,
                                                                                       2002                 2003
                                                                                    ------------        ------------
                  ASSETS                                                                                   (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                                                           $     16,748        $    339,838
 Accounts Receivable                                                                       67,998              11,195
 Prepaid expenses                                                                          50,897              52,366
                                                                                      ------------        ------------
        Total current assets                                                             135,643             403,399

OTHER ASSETS                                                                             121,991             123,962
                                                                                    ------------        ------------
                                                                                    $    257,634        $    527,361
                                                                                    ============        ============
                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Current maturities of long-term obligations                                      $  6,507,286        $  6,645,832
   Accounts payable                                                                      354,694             245,687
   Accrued liabilities                                                                   572,701             732,175
                                                                                    ------------        ------------
        Total current liabilities                                                      7,434,681           7,623,694

LONG-TERM OBLIGATIONS, net of discount, less current maturities                             --               980,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock - authorized,  5,000,000 shares of $ .01 par value  (liquidation preference of $100 per share)
             Series B 9% Convertible; issued and outstanding, 18,430
             shares                                                                          184                 184
   Common stock - authorized, 60,000,000 shares
          of $.01 par value; issued and outstanding,
          14,377,406 shares                                                              143,774             143,774
   Additional contributed capital                                                     16,284,399          16,440,399
   Deficit accumulated during the development stage                                  (23,605,404)        (24,660,690)
                                                                                    ------------        ------------
                                                                                      (7,177,047)         (8,076,333)
                                                                                    ------------        ------------
                                                                                    $    257,634        $    527,361
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

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                 January 7,
                                                                                                1993 (date
                                                                                               of inception)
                                                                 Three months                     through
                                                                ended March 31,                   March 31,
                                                       -------------------------------          ------------
                                                           2002               2003                  2003
                                                       ------------       ------------          ------------
Revenues
     Product sales                                     $         --       $      2,504          $    585,642
     Licensing fees                                              --             25,000               253,860
     Reimbursed research
       and development                                           --                 --               284,506
     Technical support
       and other services                                        --                 --               450,670
                                                       ------------       ------------          ------------
                                                                 --             27,504             1,574,678
Costs and other expenses
     Cost of product sales                                       --              2,393             1,742,008
     Cost of technical support
       and other services                                        --                 --               237,317
     Selling, general
       and administrative                                   504,731            568,499            13,925,961
     Research, development
       and engineering                                      287,462            221,107             7,111,745
                                                       ------------       ------------          ------------
                                                            792,193            791,999            23,017,031
                                                       ------------       ------------          ------------
         Operating loss                                    (792,193)          (764,495)          (21,442,353)

Other income (deductions)

     Interest expense                                      (260,427)         (291,345)           (2,783,425)
     Sundry                                                   1,045               554               510,814
                                                       ------------       ------------          ------------
                                                           (259,382)         (290,791)           (2,272,611)
                                                       ------------       ------------          ------------
     Loss before extraordinary gain                      (1,051,575)       (1,055,286)          (23,714,964)

Extraordinary gain - troubled
     payable reduction                                           --                 --               300,250
                                                       ------------       ------------          ------------

         NET LOSS                                      $ (1,051,575)      $ (1,055,286)         $(23,414,714)
                                                       ============       ============          ============

Net loss                                               $ (1,051,575)      $ (1,055,286)         $(23,414,714)

     Convertible preferred stock dividends
       and accretion                                             --                 --            (1,364,268)
                                                       ------------       ------------          ------------
     Loss applicable to common stockholders            $ (1,051,575)      $ (1,055,286)        $ (24,778,982)
                                                       ============       ============          ============
Basic and diluted loss per share
     Net loss before extraordinary gain                $       (.08)      $       (.07)        $       (3.10)
     Extraordinary gain                                          --                 --                   .04
                                                       ------------       ------------         -------------
     Net loss                                                  (.08)              (.07)               ( 3.06)
     Convertible preferred stock dividends
       and accretion                                             --                 --                  (.18)
                                                       ------------       ------------          ------------
Loss per common share                                  $       (.08)      $       (.07)        $      ( 3.24)
                                                       ============       ============          ============
Weighted average number of
     common shares outstanding                           12,621,480         14,377,406             7,644,111
                                                       ============       ============          ============

                 See accompanying notes to financial statements

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                  January 7,
                                                                                                  1993 (date
                                                                                                 of inception)
                                                              Three months                         through
                                                             ended March 31,                      March 31,
                                                        -------------------------------           ------------
                                                            2002              2003                     2003
                                                        ------------       ------------           ------------
Cash flows from operating activities
     Net loss                                         $ (1,051,575)      $(1,055,286)           $(23,414,714)
     Adjustments to reconcile
       net loss to net cash used
       in operating activities:
           Depreciation                                         --                --                 242,913
           Amortization
             Unearned compensation                              --                --                 193,333
             Deferred financing costs                           --                --                 426,397
             Discounts on convertible debt
              related to warrants and
              beneficial conversion features               153,954           138,546               1,423,158
           Write-down of inventory                              --                --                 916,015
           Write-down of deferred
              financing costs                                   --                --                 132,977
           Gain on sale of
              Inter-Con/PC stock                                --                --                (190,000)
           Revenues realized due to offset
              of billings against a stock repurchase            --                --                (170,174)
           Acquired research and development                    --                --                 117,000
           Options and warrants issued for
              services and other                            94,397           156,000               1,942,554
           Other                                                --                --                  34,684
           Change in assets and liabilities:
             Accounts receivable                                --            56,803                 (11,195)
             Inventories                                        --                --                (916,015)
             Prepaid expenses and other                    (21,886)           (1,469)                (52,367)
             Accounts payable                              142,091          (109,007)                245,687
             Accrued liabilities                           149,723           159,474               2,244,248
                                                      ------------      ------------            ------------
                  Net cash used in operations             (533,296)         (654,939)            (16,835,499)

Cash flows from investing activities
     Capital expenditures                                       --                --                 242,913)
     Proceeds from sales
       of Inter-Con/PC stock                                    --                --                 190,000
     Other                                                    (255)           (1,971)                (42,062)
                                                      ------------      ------------            ------------
                  Net cash used in
                    investing activities                      (255)           (1,971)                (94,975)

Cash flows from
  financing activities

     Net borrowings under
       short-term borrowing
       agreements                                               --                --               3,003,000
     Issuance of convertible
       bridge note                                              --                --               2,005,000
     Issuance of convertible
       debentures and long-term notes                      180,000           980,000               3,820,000
     Issuance of warrants and discount on
       convertible debentures                                   --                --                 830,000

                                        3



     Financing costs                                       (50,000)               --                (418,377)
     Exercise of stock options and warrants                     --                --                 190,799
     Sales of common stock                                      --                --               7,093,832
     Sale of preferred stock and assigned
       value of warrant                                         --                --                 884,058
     Redemption of common stock                                 --                --                (138,000)
                                                      ------------      ------------            ------------
               Net cash provided by
                 financing activities                      130,000           980,000              17,270,312
                                                      ------------      ------------            ------------
               Net increase (decrease) in
                 cash and cash equivalents                (403,551)          323,090                 339,838

Cash and cash equivalents,
  beginning of period                                      514,970            16,748                      --
                                                      ------------      ------------            ------------
Cash and cash equivalents,
  end of period                                       $    111,419      $    339,838            $    339,838
                                                      ============      ============            ============


                 See accompanying notes to financial statements.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

                December 31, 2002, and March 31, 2003 (Unaudited)

1.       Unaudited Statements

         The accompanying unaudited interim financial statements have been prepared by BIO-key International, Inc. (the Company) in accordance with accounting principles generally accepted in the United States, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted.

         In the opinion of management, the accompanying unaudited interim financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the financial position and the results of its operations and cash flows for the periods presented. It is suggested that these interim financial statements are read in conjunction with the financial statements and the related notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

2.       Liquidity and Capital Resource Matters

         Broad commercial acceptance of the Company's technology is critical to the Company's success and ability to generate revenues. The Company has had no significant revenues to date, and has accumulated losses since inception of approximately $23,414,000 of which approximately $1,055,000 was incurred during 2003. As of March 31, 2003 there was a stockholders' deficit of approximately $8,076,000.

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

                         BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                December 31, 2002, and March 31, 2003 (Unaudited)

4.        Prepaid Expenses

                                                December 31,       March 31,
                                                   2002             2003
                                               -----------       -----------

          Consulting fees and other            $    24,274       $    26,263
          Insurance                                 26,673            26,103
                                               -----------       -----------
                                               $    50,897       $    52,366
                                               ===========       ===========

5.        Other Assets

                                               December 31,        March 31,
                                                   2002             2003
                                               -----------       -----------

          Deferred offering costs              $    81,900       $    81,900
          Patents pending                           40,091            42,062
                                               -----------       -----------
                                               $   121,991       $   123,962
                                               ===========       ===========

          Deferred offering costs

         In March 2002, the Company engaged an investment banking firm to advise the Company regarding raising additional capital through the potential future issuance of the Company's equity, debt or convertible securities. The Company paid a nonrefundable retainer fee of $50,000 and granted a four year warrant to purchase 25,000 shares of the Company's common stock at an exercise price of $1.00 per share. The estimated value of the warrant is $17,000. These deferred costs shall be offset against any proceeds received from the sale of additional capital or charged to operations in the period this engagement terminates.

6.        Accrued Liabilities

                                               December 31,       March 31,
                                                   2002             2003
                                               -----------       -----------

          Interest                             $   537,004       $   689,803
          Compensation                              35,555            40,381
          Other                                        142             1,991
                                               -----------       -----------
                                               $   572,701       $   732,175
                                               ===========       ===========

7.        Long-term Obligations

         As part of the Company's January 2003 funding transaction with an investor group (the Investor), the Investor agreed to provide additional financing (the Funding Agreement) in incremental monthly installments during the eleven-month period commencing January 27, 2003, subject to certain conditions. Currently conditions are not being met but the Investor has continued to fund. In the three months ended March 31, 2003 the Company has received $980,000 and issued notes payable to the Investor. The terms of the notes require the principal to be repaid on June 30,2004,interest to be accrued at 7%, payable in a single payment on June 30, 2004, and provide for conversion of principal and accrued interest into shares of the Company's common stock at a conversion price of $0.75 per share or shares of Series B Preferred stock at a conversion price of $100 per share.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                December 31, 2002 and March 31, 2003 (Unaudited)

8.       Stockholders Equity

         Series B Convertible Preferred Stock Dividends
         ----------------------------------------------

         The Company's series B preferred stock accrues dividends at 9% payable semi-annually on June 15 and December 15. As of March 31, 2003 cumulative dividends in arrears were approximately $165,000. All of the Company's series B preferred stock are convertible into shares of the Company's common stock.

         Options and Warrants
         --------------------

         The following summarizes option and warrant activity since December 31, 2002:

                                                   Number of Shares
                                     -----------------------------------------------------------
                                      1996        1999        Non-
                                      Plan        Plan        Plan       Warrants       Total
                                    ---------  ---------    ---------    ---------    ---------
Balance, December 31, 2002            390,380  1,836,669    2,163,000    5,657,682   10,047,731
                   Granted                 --     50,000    1,110,000      200,000    1,360,000
                   Cancelled               --    410,000      280,000      193,000      883,000
                                    ---------  ---------    ---------    ---------    ---------
  Balance, March 31, 2003             390,380  1,476,669    2,993,000    5,664,682   10,524,731
                                    =========  =========    =========    =========    =========
  Available for future
   grants, March 31, 2003             266,620    523,331           --           --      789,951
                                    =========  =========    =========    =========    =========

9.        Events Occurring Subsequent to March 31, 2003

          Pursuant to the funding agreement with the Investor discussed in note 7, during May 2003 the Company obtained additional financing in the aggregate principal amount of $190,000.

          On May 5, 2003, the Investor elected to convert 950 shares of Series B Preferred Stock and $13,040 of dividends in arrears and accrued interest thereon into 371,402 shares of the Company's common stock.

          On April 3, 2003, the Company granted an employee of the Company a three-year option to purchase 100,000 shares of the Company's common stock at an exercise price of $.38 per share. The option provides for vesting of 9,090 shares quarterly in equal amounts over a thirty month period commencing July 7, 2003. The remaining 9,100 shares vest on January 7, 2006.

                                   BIO-key International, Inc.
                             (a corporation in the Development Stage)

                                 NOTES TO FINANCIAL STATEMENTS
                       December 31, 2002 and March 31, 2003  (Unaudited)

    10.     Supplementary Disclosures of Cash Flow Information

                                                                                January 7,
                                                                              1993 (date of
                                                                                inception
                                                       Three Months             through
                                                    Ended March 31,              March 31,
                                               -------------------------        ----------
                                                   2002          2003              2003
                                               -------------  ----------        ----------
        Cash paid for:
                Interest                        $       --    $       --        $  28,544

        Noncash Financing Activities:
          Conversion of short-term notes,
             accrued interest and penalties
             into long-term notes
             and debentures                             --            --        4,567,546
          Conversion of convertible
             debentures, bridge notes, and
             accrued interest into common
             stock                                100,000             --        2,907,360
          Accretion of preferred stock
             beneficial conversion feature             --             --          877,000
          Issuance  of  Series  B  preferred
             stock  in  exchange  for  Series A
             preferred stock and cumulative
             dividends in arrears, thereon             --             --          281,049
          Issuance of common stock in
             exchange for Series A and Series B
             preferred stock and
             cumulative dividends in
             arrears thereon                           --             --           56,563
          Issuance of preferred stock
             effected through
             reduction of debt                         --             --          350,000
          Unearned compensation
             reversal related to
             employee termination                      --             --          227,111
          Common stock repurchases
             effected through a reduction in
             receivable                                --             --          170,174
          Offset deferred offering costs
             against proceeds of
             initial public offering,
             and other                                 --             --          159,021
          Issuance of warrants for reduction
             in payables                           32,000             --           32,000

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

               CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

         The information contained in this Report on Form 10-QSB and in other public statements by the Company and Company officers include or may contain certain forward-looking statements. The words "may", "intend", "will", "expect", "anticipate", "believe", "estimate", "project", and similar expressions used in this Report are intended to identify forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933 and Section 21E of the U.S. Securities Exchange of 1934. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions. These factors include, but are not limited to, the Company's ability to successfully develop and market its technology and to obtain additional financing, as well as those risks described in detail in the Company's Annual Report on Form 10-KSB under the caption "Risk Factors" and other filings with the Securities and Exchange Commission. Should any of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, the actual results may differ materially from those included within the forward-looking statements.

OVERVIEW

         The following should be read in conjunction with the financial statements of the Company included elsewhere herein.

         BIO-key International, Inc. (the "Company") develops and markets proprietary fingerprint identification biometric technology and software solutions. These solutions are built around the advanced capabilities of the Company's proprietary patent pending VST(TM) (Vector Segment Technology(TM)) algorithm. The Company has pioneered the development of automated, finger identification technology that can be used without the aide of non-automated methods of identification such as a personal identification (PIN), password, token, smart card, ID card, credit card, passport, drivers license or other form of possession based or knowledge based identification. This advanced BIO-key(TM) identification technology improves both the accuracy and speed of finger-based biometrics and is the only finger identification algorithm that has been certified by the International Computer Security Association (ICSA).

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

         The Company has completed the development of its core technology, commenced the marketing of its technology in late 2002, and expects to continue to generate revenue from licensing arrangements during 2003.

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

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED MARCH 31, 2003 AS COMPARED TO THREE  MONTHS ENDED MARCH 31,
2002

Revenues

         The Company generated approximately $28,000 of revenue during the three months ended March 31, 2003 consisting of $25,000 from licensing fees and approximately $3,000 from reader sales and professional services. There was no revenue for the corresponding period in 2002.

Costs and Other Expenses

         Cost of goods sold were approximately $2,400 during the three months ended March 31, 2003 as compared to $0 for the corresponding period in 2002.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased approximately $63,000 to approximately $568,000 during the three months ended March 31, 2003 as compared to approximately $505,000 for the corresponding period in 2002. Of the increase, approximately $56,000 was due to an increase in marketing costs as the Company focused on marketing its Web-based biometric authentication software solution, approximately $60,000 was due to an increase in executive personnel costs and approximately $38,000 was due to an increase in general administrative costs. These were offset by an approximate $85,000 decrease in outside consulting costs and an approximate $6,000 decrease in professional fees.

Research, Development, and Engineering Expenses

         Research, development, and engineering expenses decreased approximately $66,000 to approximately $221,000 during the three months ended March 31, 2003 as compared to approximately $287,000 for the corresponding period in 2002. Of the decrease, approximately $55,000 was due to a decrease in wages for development personnel and approximately $35,000 was due to a decrease in general development expenses. These were offset by an approximate $24,000 increase in software subcontracting costs.

Other Income and Expense

         Other income and expense increased approximately $31,000 to approximately $291,000 during the three months ended March 31, 2003 as compared to approximately $260,000 for the corresponding period in 2002. The increase was primarily due to an increase in interest expense associated with new long-term borrowings.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities during the three months ended March 31, 2003 was approximately $655,000 compared to approximately $533,000 during the three months ended March 31, 2002. The primary use of cash for both years was to fund the net loss. Net cash used in investing activities for the three months ended March 31, 2003 was approximately $2,000 compared to net cash used in investing activities of approximately $300 for the same period in 2002. Net cash provided by financing activities during the three months ended March 31, 2003 was $980,000 compared to $130,000 in the same period in 2002 and consisted primarily of long-term borrowing.

         Working capital increased approximately $79,000 during the three months ended March 31, 2003 to a deficit of approximately $7,220,000 as compared to a deficit of approximately $7,299,000 as of December 31, 2002. This increase is primarily due to operating losses being offset by approximately $980,000 of new long-term debt.

         Pursuant to a recapitalization transaction in November, 2001, all then existing promissory notes payable to the Investor together with all accrued and unpaid interest due thereon ($3,027,920) were cancelled and converted into a secured convertible promissory note (the

"Secured Note"). The Secured Note is due September 30, 2003, is secured by substantially all of the Company's assets, including its intellectual property, accrues interest at the rate of 10% per annum payable semi-annually in arrears commencing September 30, 2002, may be prepaid without penalty, and is convertible into shares of common stock at a conversion price of $.75 per share. The security interest terminates upon the Company obtaining $5,000,000 of additional equity financing. In this transaction, the Company received net cash proceeds of $1,024,500 after giving effect to offering costs of $40,500. Pursuant to the recapitalization transaction, between March and September 2002, the Investor provided $1,080,000 of additional financing in incremental monthly installments. All such funding was provided pursuant to secured promissory notes (collectively, the "Advance Notes") on the terms described above. Accrued interest of approximately $680,000 on the Secured Note and Advance Notes was due on April 30, 2003. The Investor has waived the Company's compliance with these payment dates.

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

         On January 27, 2003, the Company entered into a Note Purchase agreement with the Investor to provide up to $2,350,000 of additional financing pursuant to the terms of a secured promissory note (the "January Note"). $600,000 of this amount was advanced at closing, with the balance to be funded in incremental monthly installments during the nine (9) month period commencing February 1, 2003, provided that certain conditions are satisfied. Currently conditions are not being met. The January Note is due June 30, 2004, is secured by substantially all of the Company's assets, including its intellectual property, accrues interest at the rate of 7% per annum payable on maturity, and may be prepaid without penalty. The principal amount and accrued interest is convertible at the option of the Investor into either shares of Common Stock at a conversion price of $.75 per share or shares of Series B Preferred Stock at a conversion price of $100 share. In the event the Company completes a private placement of its equity securities resulting in gross proceeds in excess of $5,000,000 on or before June 30, 2004, the principal and accrued interest shall at the option of the Investor, be either converted into such equity securities or repaid in cash.

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

Provided the forgoing conditions are satisfied, funds are advanced on the first day of each month upon receipt of written notice from the Company. Between February 1, 2003 and the date of this Report, the Company requested and received advances in the aggregate amount of $570,000. The Company has agreed to file a registration statement covering the public resale of the shares of common stock issuable upon conversion of the Advance Note, August Note and January Note.

         Since January 7, 1993 (date of inception), the Company's capital needs have been principally met through proceeds from the sale of equity and debt securities.

         The Company does not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

         As of the date of this Report, the Company had cash resources of approximately $100,000. Pursuant to its agreement with the Investor, $1,180,000 of additional financing is available to the Company upon fulfillment of the conditions described above. Currently, all of the conditions are not being satisified. Although the Investor has, in the past, provided financing to the Company notwithstanding that all of the conditions have not been satisfied, there can be no assurance that it will continue to do so. The Company currently requires approximately $190,000 per month to conduct operations. Based on available cash resources and the existing funding obligations, the Company believes it can maintain operations at current levels through December, 2003. The Company needs approximately $2,400,000 to continue to operate at current levels for the next twelve (12) months. Ideally, the Company needs approximately $3,000,000 to $5,000,000 to execute its business plan and support the growth of operations through 2004 and to continue product enhancements. The additional financing is also required to conduct the sales and marketing effort necessary to engage in significant direct selling and marketing activities.

         During 2002 and 2003, the Company has entered into license agreements, generated a small amount of revenue and believes it will continue to generate revenue from existing and new relationships during 2003. Anticipated revenues are expected to defray operating expenses and reduce the amount of required additional financing, but are not expected to be sufficient for the Company to expand operations.

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

ITEM 3.  CONTROLS AND PROCEDURES

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

ITEM 2.  CHANGES IN SECURITIES

1. On or about May 5, 2003, the Company issued 371,402 shares of common stock upon conversion of 950 shares of the Company's Series B 9% Convertible Preferred Stock and $13,041 of dividends and accrued interest thereon. The shares were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder without payment of underwriting discounts or commissions to any person.

2. During March and April, 2003, the Company issued options to purchase an aggregate of 150,000 shares of common stock under the Company's 1999 Stock Option Plan at exercise prices equal to the closing market price ($.38 and $.35) of the Company's common stock on the date of grant, to two new employees of the Company. The options vest in equal quarterly installments during the 30 month period commencing 90 days from the day of grant. The options terminate on the earlier of three (3) years from the date of grant or 90 days after termination of employment unless such termination is for cause, in which case, the options expire on the date of such termination. The options were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4 (2) thereunder, without payment of underwriting discounts or commissions to any person.

3. On March 9, 2003, the Company issued options to purchase 300,000 shares of common stock at an exercise price of $.39 per share, the closing market price of the Company's common stock on the date of grant, to Randy Fodero in connection with his commencing employment with the Company. The options vest in equal quarterly installments during the 30 month period commencing 90 days from the day of grant. The options terminate on the earlier of three (3) years from the date of grant or 90 days after termination of employment unless such termination is for cause, in which case, the options expire on the date of such termination. The options were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereunder, without payment of underwriting discounts or commissions to any person.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of March 31, 2003, cumulative dividends in arrears on the Company's Series B 9% Preferred Stock were approximately $165,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included herein:

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

-------------------- -------------------------------------------- -----------------------------------------------
       10.21         Option to Purchase 150,000 Shares of         Incorporated by reference to Exhibit 10.21 to
                     Common Stock issued to Thomas J. Colatosti.  the Registrant's Annual Report on Form 10-KSB
                                                                  for the fiscal year ended December 31, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.22         Non-Qualified Stock Option Agreement under   Incorporated by reference to Exhibit 10.22 to
                     the Registrant's 1999 Stock Incentive Plan   the Registrant's Annual Report on Form 10-KSB
                     to Purchase 200,000 Shares of Common Stock   for the fiscal year ended December 31, 2002
                     issued to Thomas J. Colatosti
-------------------- -------------------------------------------- -----------------------------------------------
       10.23         Employment Agreement by and between the      Incorporated by reference to Exhibit 10.23 to
                     Registrant and Michael W. DePasquale dated   the Registrant's Annual Report on Form 10-KSB
                     January 3, 2003                              for the fiscal year ended December 31, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.24         Option to Purchase 580,000 Shares of         Incorporated by reference to Exhibit 10.24 to
                     Common Stock issued to Michael W.            the Registrant's Annual Report on Form 10-KSB
                     DePasquale                                   for the fiscal year ended December 31, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.25         Note Purchase Agreement dated January 27,    Incorporated by reference to Exhibit 10.25 to
                     2003                                         the Registrant's Annual Report on Form 10-KSB
                                                                  for the fiscal year ended December 31, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.26         Secured Convertible Promissory Due June      Incorporated by reference to Exhibit 10.26 to
                     30,2004                                      the Registrant's Annual Report on Form 10-KSB
                                                                  for the fiscal year ended December 31, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.27         Option to Purchase 200,000 Shares of         Incorporated by reference to Exhibit 10.27 to
                     Common Stock issued to Charles P. Romeo      the Registrant's Annual Report on Form 10-KSB
                                                                  for the fiscal year ended December 31, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       99.1          Certificate of CEO of Registrant Pursuant    Filed herewith
                     to 18 USC Section 1350, as Adopted
                     Pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002
-------------------- -------------------------------------------- -----------------------------------------------
       99.2          Certificate of CFO of Registrant Pursuant    Filed herewith
                     to 18 USC Section 1350, as Adopted
                     Pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002
-------------------- -------------------------------------------- -----------------------------------------------

(b) Current Reports on Form 8-K filed during the three month period ended March 31, 2003: None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  BIO-Key International, Inc.

Dated: May 14, 2003                               /s/ Michael W. DePasquale
                                                  ---------------------------
                                                      Michael W. DePasquale
                                                  Chief Executive Officer

Dated: May 14, 2003                               /s/ Gary Wendt
                                                  ---------------------------
                                                      Gary Wendt
                                                  Chief Financial Officer

                                  CERTIFICATION

I, Michael W. DePasquale, certify that:

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

Date: May 14, 2003                           /s/ Michael W. DePasquale
                                             ----------------------------
                                                Michael W. DePasquale
                                                Chief Executive Officer

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

Date: May 14, 2003                             /s/ Gary Wendt
                                               -----------------------------
                                                  Gary Wendt
                                                  Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                                              REFERENCE

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