Form 10QSB
period 2003-06-30
BIO KEY INTERNATIONAL INC
filed 2003-08-12
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                [__] TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                               OF THE EXCHANGE ACT
                            FOR THE TRANSITION PERIOD
                          FROM _________ TO __________

                         COMMISSION FILE NUMBER 1-13463


                           BIO-KEY INTERNATIONAL, INC.
                           ---------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                    MINNESOTA                              41-1741861
          ------------------------------              ----------------------
          (State or Other Jurisdiction of                (IRS Employer
          Incorporation of Organization)              Identification Number)



                          1285 CORPORATE CENTER DRIVE,
                          SUITE # 175, EAGAN, MN 55121
                          ----------------------------
                    (Address of Principal Executive Offices)

                                 (651) 687-0414
                           (Issuer's Telephone Number)


                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  [    ]   No  [    ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date : There were 16,179,667 issued and outstanding shares of the registrant's common stock, par value $.01 per share, as of August 11, 2003

         Transitional Small Business Disclosure Format (check one):

Yes  [    ]   No  [ X ]

                           BIO-KEY INTERNATIONAL, INC.

                                      INDEX

                                                                                                        Page
                                                                                                        ----

PART I. FINANCIAL INFORMATION

         Item 1 - Financial Statements
                    Balance sheets as of December 31, 2002 and June 30, 2003
                      (unaudited)...................................................................     1
                    Statements of operations for the three months ended
                    June 30, 2003 and 2002, six months ended June 30,
                      2003 and 2002, and January 7, 1993 (date of
                      inception) through June 30, 2003 (unaudited)..................................     2
                    Statements of cash flows for the six months ended June 30,
                      2002 and 2003, and January 7, 1993 (date of inception)
                      through June 30, 2003 (unaudited).............................................     3
                    Notes to financial statements...................................................     5
         Item 2 - Management's Discussion and Analysis..............................................    12
         Item 3 - Controls and Procedures...........................................................    18

PART II. OTHER INFORMATION

         Item 1  -  Legal proceedings...............................................................    18
         Item 2  -  Changes in Securities and Use of Proceeds.......................................    18
         Item 3  -  Defaults Upon Senior Securities.................................................    18
         Item 5  -  Other Events....................................................................    18
         Item 6  -  Exhibits and Reports on Form 8-K................................................    19

                                     PART I
                              FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)
                                 BALANCE SHEETS


                                                                   December 31,       June 30,
                                                                       2002             2003
                                                                   ------------     ------------
                  ASSETS                                                             (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                        $     16,748     $    254,766
  Accounts Receivable                                                    67,998            7,428
  Prepaid expenses                                                       50,897           93,529
                                                                   ------------     ------------

          Total current assets                                          135,643          355,723

OTHER ASSETS                                                            121,991          130,066
                                                                   ------------     ------------

                                                                   $    257,634     $    485,789
                                                                   ============     ============
                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Current maturities of long-term obligations                      $  6,507,286     $  8,337,378
  Accounts payable                                                      354,694          332,384
  Accrued liabilities                                                   572,701          907,846
                                                                   ------------     ------------

          Total current liabilities                                   7,434,681        9,577,608


LONG-TERM OBLIGATIONS, net of discount less current maturities               --               --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock - authorized, 5,000,000 shares
     of $ .01 par value (liquidation preference  of
     $100 per share): Series B 9% Convertible;
     issued and outstanding, 18,430 and 14,630 shares,
     respectively                                                           184              146
  Common stock - authorized, 60,000,000 shares
     of $.01 par value; issued and outstanding, 14,377,406
     and 15,861,519 shares, respectively                                143,774          158,615
  Additional contributed capital                                     16,284,399       16,480,472
  Deficit accumulated during the development stage                  (23,605,404)     (25,731,052)
                                                                   ------------     ------------
                                                                     (7,177,047)      (9,091,819)
                                                                   ------------     ------------

                                                                   $    257,634     $    485,789
                                                                   ============     ============

                 See accompanying notes to financial statements.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                    January 7,
                                                                                                   1993 (date
                                                                                                  of inception)
                                               Three months                Six months                 through
                                              ended June 30,             ended June 30,               June 30,
                                         --------------------------  --------------------------   ------------
                                             2002          2003           2002        2003            2003
                                         ------------  ------------  ------------  ------------   ------------
Revenues
     Product sales                       $        999  $      5,305  $        999  $      6,830   $    590,947
     Licensing fees                            57,485         5,000        57,485        30,000        258,860
     Reimbursed research
       and development                             --            --            --            --        284,506
     Technical support
       and other services                          --         2,715            --         3,694        453,385
                                         ------------  ------------  ------------  ------------   ------------
                                               58,484        13,020        58,484        40,524      1,587,698
Costs and other expenses
     Cost of product sales                      1,120         2,589         1,120         4,003      1,744,597
     Cost of technical support
       and other services                          --           715            --         1,694        238,032
     Selling, general
       and administrative                     493,027       468,947       997,758     1,037,447     14,394,908
     Research, development
       and engineering                        278,619       253,770       566,081       474,876      7,365,515
                                         ------------  ------------  ------------  ------------   ------------
                                              772,766       726,021     1,564,959     1,518,020     23,743,052
                                         ------------  ------------  ------------  ------------   ------------
         Operating loss                      (714,282)     (713,001)   (1,506,475)   (1,477,496)   (22,155,354)

Other income (deductions)
     Interest expense                        (350,951)     (302,910)     (611,377)     (594,255)    (3,086,335)
     Sundry                                       (81)          426           963           980        511,240
                                         ------------  ------------  ------------  ------------   ------------
                                             (351,032)     (302,484)     (610,414)     (593,275)    (2,575,095)
                                         ------------  ------------  ------------  ------------   ------------
     Loss before extraordinary gain        (1,065,314)   (1,015,485)   (2,116,889)   (2,070,771)   (24,730,449)

Extraordinary gain - troubled
     payable reduction                             --            --            --            --        300,250
                                         ------------  ------------  ------------  ------------   ------------


         NET LOSS                        $ (1,065,314) $ (1,015,485) $ (2,116,889) $ (2,070,771)  $(24,430,199)
                                         ============  ============  ============  ============   ============


Net loss                                 $ (1,065,314) $ (1,015,485) $ (2,116,889) $ (2,070,771)  $(24,430,199)

     Convertible preferred stock
       dividends and accretion                (96,435)           --       (96,435)           --     (1,364,268)
                                         ------------  ------------  ------------  ------------   ------------
     Loss applicable to common
       Stockholders                      $ (1,161,749) $ (1,015,485) $ (2,213,324) $ (2,070,771)  $(25,794,467)
                                         ============  ============  ============  ============   ============
Basic and diluted loss per share
     Net loss before extraordinary gain  $       (.08) $       (.07) $       (.17) $       (.14)  $      (3.16)
     Extraordinary gain                            --            --            --            --            .03
                                         ------------  ------------  ------------  ------------  -------------
     Net loss                                    (.08)         (.07)         (.17)         (.14)        ( 3.13)
     Convertible preferred stock
     dividends and accretion                     (.01)           --          (.01)           --           (.17)
                                         ------------  ------------  ------------  ------------   ------------
Loss per common share                    $       (.09) $       (.07) $       (.18) $       (.14)  $     ( 3.30)
                                         ============  ============  ============  ============   ============
Weighted average number of
     common shares outstanding             12,592,744    14,886,809    12,546,486    14,632,108      7,816,331
                                         ============  ============  ============  ============   ============

                 See accompanying notes to financial statements

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                   January 7,
                                                                                                   1993 (date
                                                                                                  of inception)
                                                                 Six months                         through
                                                               ended June 30,                       June 30,
                                                        -------------------------------           ------------
                                                           2002                2003                   2003
                                                        ------------       ------------           ------------
Cash flows from operating activities
     Net loss                                          $(2,116,889)      $(2,070,771)           $(24,430,200)
     Adjustments to reconcile
       net loss to net cash used
       in operating activities:
           Depreciation                                         --                --                 242,913
           Amortization
             Unearned compensation                              --                --                 193,333
             Deferred financing costs                           --                --                 426,397
            Discounts on convertible debt
              related to warrants and
              beneficial conversion features               384,956           277,092               1,561,704
           Write-down of inventory                              --                --                 916,015
           Write-down of deferred
              financing costs                                   --                --                 132,977
           Gain on sale of
              Inter-Con/PC stock                                --                --                (190,000)
           Revenues realized due to offset
              of billings against a stock repurchase            --                --                (170,174)
           Acquired research and development                    --                --                 117,000
           Options and warrants issued for
              services and other                           188,796           156,000               1,942,554
           Other                                                --                --                  34,684
           Change in assets and liabilities:
             Accounts receivable                           (40,025)           60,570                  (7,428)
             Inventories                                        --                --                (916,015)
             Prepaid expenses and other                     65,403           (42,633)                (93,530)
             Accounts payable                               73,388           (22,310)                332,384
             Accrued liabilities                           235,729           335,145               2,419,919
                                                      ------------      ------------            ------------
                  Net cash used in operations           (1,208,642)       (1,306,907)            (17,487,467)

Cash flows from investing activities
     Capital expenditures                                       --                --                 242,913)
     Proceeds from sales
       of Inter-Con/PC stock                                    --                --                 190,000
     Other                                                  (6,399)           (8,075)                (48,166)
                                                      ------------      ------------            ------------
                  Net cash used in
                    investing activities                    (6,399)           (8,075)               (101,079)

Cash flows from financing activities
     Net borrowings under
       short-term borrowing
       agreements                                               --                --               3,003,000
     Issuance of convertible
       bridge note                                              --                --               2,005,000
     Issuance of convertible
       debentures and long-term notes                      795,000         1,553,000               4,393,000
     Issuance of warrants and discount on
       convertible debentures                                   --                --                 830,000


                 See accompanying notes to financial statements.



     Financing costs                                       (50,000)               --                (418,377)
     Exercise of stock options and warrants                     --                --                 190,799
     Sales of common stock                                      --                --               7,093,832
     Sale of preferred stock and assigned
       value of warrant                                         --                --                 884,058
     Redemption of common stock                                 --                --                (138,000)
                                                      ------------      ------------            ------------
               Net cash provided by
                 financing activities                      745,000         1,553,000              17,843,312
                                                      ------------      ------------            ------------
               Net increase (decrease) in
                 cash and cash equivalents                (470,041)          238,018                 254,766

Cash and cash equivalents,
  beginning of period                                      514,970            16,748                      --
                                                      ------------      ------------            ------------
Cash and cash equivalents,
  end of period                                        $    44,929      $    254,766            $    254,766
                                                      ============      ============            ============




                 See accompanying notes to financial statements.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

                December 31, 2002, and June 30, 2003 (Unaudited)

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

2.       Liquidity and Capital Resource Matters

         Broad commercial acceptance of the Company's technology is critical to the Company's success and ability to generate revenues. The Company has had no significant revenues to date, and has accumulated losses since inception of approximately $24,430,000 of which approximately $2,070,000 was incurred during 2003. As of June 30, 2003 there was a stockholders' deficit of approximately $9,092,000.

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

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                December 31, 2002, and June 30, 2003 (Unaudited)


4.       Prepaid Expenses

                                                                 December 31,                   June 30,
                                                                     2002                         2003
                                                                 -----------                  -----------

         Consulting fees and other                               $    24,274                  $    39,554
         Insurance                                                    26,673                       53,975
                                                                 -----------                  -----------
                                                                 $    50,897                  $    93,529
                                                                 ===========                  ===========

5.       Other Assets

                                                                 December 31,                   June 30,
                                                                     2002                         2003
                                                                 -----------                  -----------

         Deferred offering costs                                 $    81,900                  $    81,900
         Patents pending                                              40,091                       48,166
                                                                 -----------                  -----------
                                                                 $   121,991                  $   130,066
                                                                 ===========                  ===========

         Deferred offering costs

         In March 2002, the Company engaged an investment banking firm to advise the Company regarding raising additional capital through the potential future issuance of the Company's equity, debt or convertible securities. The Company paid a nonrefundable retainer fee of $50,000, out of pocket expenses of $14,900 and granted a four year warrant to purchase 25,000 shares of the Company's common stock at an exercise price of $1.00 per share. The estimated value of the warrant is $17,000. These deferred costs shall be offset against any proceeds received from the sale of additional capital or charged to operations in the period this engagement terminates.

6.       Accrued Liabilities

                                                                          December 31,                  June 30,
                                                                             2002                         2003
                                                                          -----------                  -----------

                  Interest                                                $   537,004                  $   854,167
                  Compensation                                                 35,555                       53,046
                  Other                                                           142                          633
                                                                          -----------                  -----------
                                                                          $   572,701                  $   907,846
                                                                          ===========                  ===========

7.       Long-term Obligations

         As part of the  Company's  January  2003  funding  transaction  with an investor group (the Investor), the Investor agreed to provide additional financing (the Funding Agreement) in incremental monthly installments during the eleven-month period commencing January 27, 2003, subject to certain conditions. Currently, conditions are not being met, however, the Investor has continued to fund. During the six months ended June 30, 2003 the Company has received $1,553,000 and issued notes payable to the Investor. The terms of the notes require the principal to be repaid on June 30, 2004,interest to be accrued at 7%, payable in a single payment on June 30, 2004, and provide for conversion of principal and accrued interest into shares of the Company's common stock at a conversion price of $0.75 per share, or shares of Series B Preferred stock at a conversion price of $100 per share.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                 December 31, 2002 and June 30, 2003 (Unaudited)


8.       Stockholders Equity

         Series B Convertible Preferred Stock Dividends
         ----------------------------------------------

         The Company's series B preferred stock accrues dividends at 9% payable semi-annually on June 15 and December 15. As of June 30, 2003 cumulative dividends in arrears were approximately $210,000. All of the Company's series B preferred stock is convertible into shares of the Company's common stock.

         Options and Warrants
         --------------------

         The following summarizes option and warrant activity since December 31, 2002:

                                                                       Number of Shares
                                                    ------------------------------------------------------------------------
                                                      1996           1999            Non-
                                                      Plan           Plan            Plan            Warrants          Total
                                                    ---------     -----------     ------------      -----------    -----------
         Balance, December 31, 2002                  390,380       1,836,669        2,163,000        5,657,682      10,047,731
                    Granted                               --         150,000        1,110,000          200,000       1,460,000
                    Cancelled                             --         410,000          280,000          543,000       1,233,000
                                                    ---------     -----------     ------------      -----------    -----------
         Balance, June 30, 2003                      390,380       1,576,669        2,993,000        5,314,682      10,274,731
                                                    =========     ===========     ============      ===========    ===========
         Available for future grants,
                    June 30, 2003                    266,620        423,331                --               --         689,951
                                                    =========     ===========     ============      ===========    ===========

9.       Events Occurring Subsequent to June 30, 2003

         Pursuant to the funding agreement with the Investor discussed in Note 7, during July 2003 the Company obtained additional financing in the aggregate principal amount of $191,000.

         On July 24, 2003, the Investor elected to convert 950 shares of Series B Preferred Stock and $15,174 of dividends in arrears and accrued interest thereon into 318,148 shares of the Company's common stock.

         On July 18, 2003, the Company granted certain employees of the Company and a software sub-contractor three-year options under the 1996 Stock Option Plan to purchase an aggregate of 130,000 shares of the Company's common stock at an exercise price of $.47 per share, the closing market price on the date of grant. The options provide for vesting in equal quarterly installments over a thirty-three month period commencing October 18, 2003. The estimated value of the option granted to the software sub-contractor is insignificant.

                           BIO-key International, Inc.
                    (a corporation in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                 December 31, 2002 and June 30, 2003 (Unaudited)


10.      Supplementary Disclosures of Cash Flow Information

                                                                               January 7,
                                                                              1993 (date of
                                                                                inception
                                                       Six Months               through
                                                    Ended June 30,              June 30,
                                               -------------------------        ----------
                                                      2002        2003            2003
                                               -------------  ----------        ----------
        Cash paid for:
                Interest                        $       --    $       --        $  28,544

        Noncash Financing Activities:
          Conversion of short-term notes,
           accrued interest and penalties
           into long-term notes
           and debentures                               --            --        4,567,546
          Conversion of convertible
             debentures, bridge notes, and
             accrued interest into common
             stock                                 100,000            --        2,907,360
          Accretion of preferred stock
             beneficial conversion feature              --            --          877,000
          Issuance of Series B preferred
             stock in exchange for Series A
             preferred stock and cumulative
             dividends in arrears, thereon              --            --          281,049
          Issuance of common stock in
             exchange for Series A and Series B
             preferred stock and
             cumulative dividends in
             arrears thereon                            --        54,914          111,477
          Issuance of preferred stock
             effected through
             reduction of debt                          --            --          350,000
          Unearned compensation
             reversal related to
             employee termination                       --            --          227,111
          Common stock repurchases
             effected through a reduction in
             receivable                                 --            --          170,174
          Offset deferred offering costs
             against proceeds of
             initial public offering,
             and other                                  --            --          159,021
          Issuance of warrants for reduction
             in payables                           32,000             --           32,000

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

         Over the past three years, recognizing the growth in electronic commerce, private networks and related security concerns, the Company has actively positioned its technology for the licensing of a Web based biometric authentication software solution to e-commerce and other companies conducting business over the Internet. This integrated solution involves the licensing of client and server based software to provide for reliable and cost effective user authentication in connection with the processing of e-commerce transactions or securing access to private networks. The Company is currently pursuing licenses and technical support service arrangements with original equipment manufacturers, systems integrators and direct users of its technology to generate recurring monthly revenue.

         The Company has completed the development of its core technology, commenced the marketing of its technology in late 2002, and expects to continue to generate revenue from licensing arrangements during 2003. The Company recently entered into a license agreement pursuant to which a major Brazilian health insurer will utilize the Company's biometric identification solution to verify patients with valid insurance coverage in order to eliminate fraud. This arrangement is expected to generate significant recurring monthly revenue. The Company is also in discussions with a number of additional potential licensees.

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


RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AS COMPARED TO
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002

Revenue
-------

         The Company generated revenue of approximately $13,000 and $40,500 during the three and six month periods ended June 30, 2003 as compared to approximately $58,500 during the corresponding periods in 2002. Although the Company has generated somewhat lower licensing fees during the first six months of 2003, it expects to generate significant additional licensing fees during the remainder of the year from new and existing customers.

Costs and Other Expenses
------------------------

         Cost of products and services sold was approximately $3,300 and 5,700 during the three and six month periods ended June 30, 2003, respectively, as compared to approximately $1,100 for the corresponding periods in 2002. Of the increase, approximately $3,100 related to cost of products sold for evaluation and approximately $1,700 related to technical support and other services. This increase was offset by a decrease of approximately $200 in licensing fees costs.

Selling, General and Administrative Expenses
--------------------------------------------

         Selling, general and administrative expenses decreased approximately $24,000 to approximately $469,000 during the three months ended June 30, 2003 as compared to approximately $493,000 for the corresponding period in 2002. Of the decrease, approximately $166,000 was due to a decrease in engineering consulting costs. This amount was offset by approximately $50,000 of additional marketing costs as the Company focused on marketing its Web-based biometric authentication software solution, approximately $58,000 of additional executive personnel costs and approximately $34,000 of additional general administrative costs. The Company expects selling, general and administrative expenses to remain at current levels or decrease slightly during the remainder of the year.

         Selling, general and administrative expenses remained relatively constant during the six months ended June 30, 2003 increasing approximately $39,000 to approximately $1,037,000 as compared to approximately $998,000 for the corresponding period in 2002. Of the increase, approximately $106,000 was due to an increase in marketing costs as the Company focused on marketing its Web-based biometric authentication software solution, approximately $117,000 was due to an increase in executive personnel costs and approximately $69,000 was due to an increase in general administrative costs. These amounts were offset by an approximate $250,000 decrease in outside consulting costs and an approximate $3,000 decrease in professional fees.

Research, Development, and Engineering Expenses
-----------------------------------------------

         Research, development, and engineering expenses decreased approximately $25,000 to approximately $254,000 during the three months ended June 30, 2003 as compared to approximately $279,000 for the corresponding period in 2002. Of the decrease, approximately $39,000 was due to a decrease in software subcontracting costs and approximately $32,000 was due to a decrease in general development expenses. These amounts were offset by approximately $46,000 in additional wages for development personnel. The Company expects these costs to remain at current levels through the remainder of the year.

         Research, development, and engineering expenses decreased approximately $91,000 to approximately $475,000 during the six months ended June 30, 2003 as compared to approximately $566,000 for the corresponding period in 2002. Of the decrease, approximately $9,000 was due to a decrease in wages for development personnel, approximately $66,000 was due to a decrease in general development expenses and approximately $16,000 was due to a decrease in software subcontracting costs.

Other Income and Expense
------------------------

         Other expense decreased approximately $49,000 to approximately $302,000 during the three months ended June 30, 2003 as compared to approximately $351,000 for the corresponding period in 2002. The decrease was primarily due to a decrease in interest expense associated with a write off of approximately $93,000 for the fair market value discount for the accretion of the preferred stock beneficial conversion feature in 2002 with no such entry in 2003. This decrease was offset approximately $44,000 by an increase in interest expense due to increased long-term borrowings.

         Other expense decreased approximately $17,000 to approximately $593,000 during the six months ended June 30, 2003 as compared to approximately $610,000 for the corresponding period in 2002. The decrease was primarily due to a decrease in interest expense associated with a write off of approximately $108,000 for the fair market value discount for the accretion of the preferred stock beneficial conversion feature in 2002 with no such entry in 2003. This decrease was offset approximately $91,000 by a increase in interest expense due to increased long-tem borrowings.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities during the six months ended June 30, 2003 was approximately $1,307,000 compared to approximately $1,209,000 during the six months ended June 30, 2002. The primary use of cash for both years was to fund the net loss. Net cash used in investing activities for the six months ended June 30, 2003 was approximately $8,000 compared to net cash used in investing activities of approximately $6,000 for the same period in 2002 and consisted of capitalization of costs associated with the Company's patent applications. Net cash provided by financing activities during the six months ended June 30, 2003 was approximately $1,553,000 compared to approximately $745,000 in the same period in 2002 and consisted primarily of long-term borrowings during 2003.

         Working capital decreased approximately $1,923,000 during the six months ended June 30, 2003 to a deficit of approximately $9,222,000 as compared to a deficit of approximately $7,299,000 as of December 31, 2002. This decrease is primarily due to an increase in short-term borrowings under the Company's current financing arrangement.

         Pursuant to a recapitalization transaction in November, 2001, all then existing promissory notes payable to the Investor together with all accrued and unpaid interest due thereon ($3,027,920) were cancelled and converted into a secured convertible promissory note (the "Secured Note"). The Secured Note is due September 30, 2003, is secured by substantially all of the Company's assets, including its intellectual property, accrues interest at the rate of 10% per annum payable semi-annually in arrears commencing September 30, 2002, may be prepaid without penalty, and is convertible into shares of common stock at a conversion price of $.75 per share. The security interest terminates upon the Company obtaining $5,000,000 of additional equity financing. In this transaction, the Company received net cash proceeds of $1,024,500 after giving effect to offering costs of $40,500. Pursuant to the recapitalization transaction, between March and September 2002, the Investor provided $1,080,000 of additional financing in incremental monthly installments. All such funding was provided pursuant to secured promissory notes (collectively, the "Advance Notes") on the terms described above. Accrued interest of approximately $698,000 on the Secured Note and Advance Notes was due on April 30, 2003. The Investor has waived the Company's compliance with these payment dates through September 30, 2003.

         On August 28, 2002, the Company entered into a bridge note agreement with the Investor pursuant to which it provided $750,000 of additional financing in incremental monthly installments during the four-month period commencing August 28, 2002 pursuant to the terms of a convertible promissory note (the "August Note"). The August Note is secured by substantially all of the Company's assets, including its intellectual property, accrues interest at the rate of 7% per annum payable on maturity and may be prepaid without penalty. The principal amount and accrued interest is convertible at the option of the Investor into either shares of Common Stock at a conversion price of $.75 per share or shares of Series B Preferred Stock at a conversion price of $100 per share. The full principal amount of the August Note along with accrued interest of approximately $38,000 is due on the maturity date which was recently extended to September 30, 2003.

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

Provided the forgoing conditions are satisfied, funds are advanced on the first day of each month upon receipt of written notice from the Company. Between February 1, 2003 and the date of this Report, the Company requested and received advances in the aggregate amount of $1,744,000. The Company has agreed to file a registration statement covering the public resale of the shares of common stock issuable upon conversion of the Advance Note, August Note and January Note.

         Since January 7, 1993 (date of inception), the Company's capital needs have been principally met through proceeds from the sale of equity and debt securities.

         The Company does not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

         As of the date of this Report, the Company had cash resources of approximately $100,000. Pursuant to its agreement with the Investor, $606,000 of additional financing is available to the Company upon fulfillment of the conditions described above. Currently, all of the conditions are not being satisfied. Although the Investor has, in the past, provided financing to the Company notwithstanding that all of the conditions have not been satisfied, there can be no assurance that it will continue to do so. The Company currently requires approximately $230,000 per month to conduct operations. Based on available cash resources and the existing funding obligations, the Company believes it can maintain operations at current levels through December, 2003. The Company needs approximately $2,800,000 to continue to operate at current levels for the next twelve (12) months. Ideally, the Company needs approximately $3,000,000 to $5,000,000 to execute its business plan and support the growth of operations through 2004 and to continue product enhancements. The additional financing is also required to conduct the sales and marketing effort necessary to engage in significant direct selling and marketing activities.

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


ITEM 3.  CONTROLS AND PROCEDURES

         An evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as such term is defined in Rules 13a or 15d of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by the Company under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon that evaluation, the Company's CEO and CFO concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures were effective to ensure that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There has been no change in the Company's internal control over financial reporting identified in connection with that evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceeding nor is it aware of any proceeding contemplated by any governmental authority involving the Company.

ITEM 2.  CHANGES IN SECURITIES

         Between June 4, 2003 and July 28, 2003 the Company issued an aggregate of 1,430,859 shares of common stock upon conversion of 3,800 shares of the Company's Series B 9% Convertible Preferred Stock and $57,010 of dividends and accrued interest thereon to the Shaar Fund, Ltd. The shares were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder without payment of underwriting discounts or commissions to any person.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As of June 30, 2003, cumulative dividends in arrears on the Company's Series B 9% Preferred Stock were approximately $210,000.

ITEM 5.  OTHER EVENTS

         The Company did not renew its employment agreement with H. Donald Rosacker, II which expired on August 1, 2003. Mr. Rosacker is no longer an officer or director of the Company.

         On July 18, 2003, the Company appointed Randy Fodero to serve as an officer of the Company as its Vice President of Sales and Marketing. Mr. Fodero has been employed by the Company since March, 2003.


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

-------------------- -------------------------------------------- -----------------------------------------------
       10.2          Employment Agreement by and between Gary     Incorporated by reference to Exhibit 10.5 to
                     E. Wendt and the Company dated as of         the Registration Statement
                     May 10, 1996 (with  Non-Competition Letter
                     effective May 10, 1996 Attached as
                     Exhibit A)

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

-------------------- -------------------------------------------- -----------------------------------------------
       10.10         Funding Agreement by and between the         Incorporated by reference to Exhibit 10.31 to
                     Registrant and The Shaar Fund dated          the November 20, 2001 8-K
                     November 26, 2001
-------------------- -------------------------------------------- -----------------------------------------------

-------------------- -------------------------------------------- -----------------------------------------------
       10.11         Registration Rights Agreement by and         Incorporated by reference to Exhibit 10.32 to
                     between The Shaar Fund dated November 26,    the November 20, 2001 8-K
                     2001

-------------------- -------------------------------------------- -----------------------------------------------
       10.12         Exchange Agreement by and between the        Incorporated by reference to Exhibit 10.33 to
                     Registrant and The Shaar Fund dated          the November 20, 2001 8-K
                     November 26, 2001
-------------------- -------------------------------------------- -----------------------------------------------
       10.13         Secured Note Due September 30, 2003          Incorporated by reference to Exhibit 10.34 to
                                                                  the November 20, 2001 8-K
-------------------- -------------------------------------------- -----------------------------------------------
       10.14         Restated 5% Convertible Debenture Due        Incorporated by reference to Exhibit 10.35 to
                     September 30, 2003                           the November 20, 2001 8-K

-------------------- -------------------------------------------- -----------------------------------------------
       10.15         No Interest Debenture Due September 30,      Incorporated by reference to Exhibit 10.36 to
                     2003                                         the November 20, 2001 8-K

-------------------- -------------------------------------------- -----------------------------------------------
       10.16         Warrant                                      Incorporated by reference to Exhibit 10.37 to
                                                                  the November 20, 2001 8-K
-------------------- -------------------------------------------- -----------------------------------------------
       10.17         Security Interest Provisions                 Incorporated by reference to Exhibit 10.38 to
                                                                  the November 20, 2001 8-K

-------------------- -------------------------------------------- -----------------------------------------------
       10.18         Employment Agreement by and between the      Incorporated by reference to Exhibit 10.39 to
                     Registrant and Mira LaCous dated November    the November 20, 2001 8-K
                     20, 2001

-------------------- -------------------------------------------- -----------------------------------------------
       10.19         Option to Purchase 140,000 Shares of         Incorporated by reference to Exhibit 10.40 to
                     Common Stock issued to Mira LaCous           the November 20, 2001 8-K
-------------------- -------------------------------------------- -----------------------------------------------
       10.20         Option to Purchase 150,000 Shares of         Incorporated by reference to Exhibit 10.21 to
                     Common Stock issued to Thomas J. Colatosti.  the Registrant's Annual Report on Form 10-KSB
                                                                  for the fiscal year ended December 31, 2002

-------------------- -------------------------------------------- -----------------------------------------------
       10.21         Non-Qualified Stock Option Agreement under   Incorporated by reference to Exhibit 10.22 to
                     the Registrant's 1999 Stock Incentive Plan   the Registrant's Annual Report on Form 10-KSB
                     to Purchase 200,000 Shares of Common Stock   for the fiscal year ended December 31, 2002
                     issued to Thomas J. Colatosti
-------------------- -------------------------------------------- -----------------------------------------------
       10.22         Employment Agreement by and between the      Incorporated by reference to Exhibit 10.23 to
                     Registrant and Michael W. DePasquale dated   the Registrant's Annual Report on Form 10-KSB
                     January 3, 2003                              for the fiscal year ended December 31, 2002
-------------------- -------------------------------------------- -----------------------------------------------

-------------------- -------------------------------------------- -----------------------------------------------
       10.23         Option to Purchase 580,000 Shares of         Incorporated by reference to Exhibit 10.24 to
                     Common Stock issued to Michael W.            the Registrant's Annual Report on Form 10-KSB
                     DePasquale                                   for the fiscal year ended December 31, 2002

-------------------- -------------------------------------------- -----------------------------------------------
       10.24         Note Purchase Agreement dated January 27,    Incorporated by reference to Exhibit 10.25 to
                     2003                                         the Registrant's Annual Report on Form 10-KSB
                                                                  for the fiscal year ended December 31, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.25         Secured Convertible Promissory Due June      Incorporated by reference to Exhibit 10.26 to
                     30,2004                                      the Registrant's Annual Report on Form 10-KSB
                                                                  for the fiscal year ended December 31, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       10.26         Option to Purchase 200,000 Shares of         Incorporated by reference to Exhibit 10.27 to
                     Common Stock issued to Charles P. Romeo      the Registrant's Annual Report on Form 10-KSB
                                                                  for the fiscal year ended December 31, 2002
-------------------- -------------------------------------------- -----------------------------------------------
       31.1          Certificate of CEO of Registrant required    Filed herewith
                     by Rule 13a-14(a) under the Securities
                     Exchange Act of 1934, as amended
-------------------- -------------------------------------------- -----------------------------------------------
       31.2          Certificate of CFO of Registrant required    Filed herewith
                     by Rule 13a-14(a) under the Securities
                     Exchange Act of 1934, as amended

-------------------- -------------------------------------------- -----------------------------------------------
       32.1          Certificate of CEO of Registrant Pursuant    Filed herewith
                     to 18 USC Section 1350, as Adopted
                     Pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002

-------------------- -------------------------------------------- -----------------------------------------------
       32.2          Certificate of CFO of Registrant Pursuant    Filed herewith
                     to 18 USC Section 1350, as Adopted
                     Pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002
-------------------- -------------------------------------------- -----------------------------------------------

(b) Current Reports on Form 8-K filed during the three month period ended June 30, 2003: None

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                BIO-KEY INTERNATIONAL, INC.


Dated: August 11, 2003                          /s/ Michael W. DePasquale
                                                -------------------------
                                                Michael W. DePasquale
                                                Chief Executive Officer

Dated: August 11, 2003                          /s/ Gary Wendt
                                                --------------
                                                Gary Wendt
                                                Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.      REFERENCE

31.1 Certificate of CEO of Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2 Certificate of CFO of Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1             Certificate  of CEO of  Registrant  Pursuant to 18 USC Section
                 1350,   as   Adopted   Pursuant   to   Section   906   of  the
                 Sarbanes-Oxley Act of 2002.

32.2             Certificate  of CFO of  Registrant  Pursuant to 18 USC Section
                 1350,   as   Adopted   Pursuant   to   Section   906   of  the
                 Sarbanes-Oxley Act of 2002.