Form 10QSB
period 2003-09-30
BIO KEY INTERNATIONAL INC
filed 2003-11-14
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange
      Act of 1934

                             For the quarterly period ended September 30, 2003

[   ]    Transition Report Under Section 13 or 15(d) of the Exchange Act

             For the Transition Period from _________ to __________

                        Commission file number 1-13463


                           BIO-KEY INTERNATIONAL, INC.
                           ---------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              MINNESOTA                                    41-1741861
   -----------------------------------           ---------------------------
     (State or Other Jurisdiction of                    (IRS Employer
     Incorporation of Organization)                 Identification Number)

                           1285 CORPORATE CENTER DRIVE
                          SUITE # 175, EAGAN, MN 55121
                          ----------------------------
                    (Address of Principal Executive Offices)

                                 (651) 687-0414
                                 --------------
                           (Issuer's Telephone Number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]   No  [    ]

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  [    ]   No  [    ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date : There were 19,074,936 issued and outstanding shares of the registrant's common stock, par value $.01 per share, as of November 12, 2003.

Transitional Small Business Disclosure Format (check one): Yes [    ]   No[ X ]

                           BIO-KEY INTERNATIONAL, INC.

                                      INDEX

                                                             Page

PART I. FINANCIAL INFORMATION

      Item 1 - Financial Statements
                Balance sheets as of December 31, 2002 and September 30, 2003
                    (unaudited)................................................1
                Statements of operations for the three months ended
                     September 30, 2003 and 2002, nine months ended
                     September 30, 2003 and 2002, and January 7, 1993 (date of inception) through September 30, 2003
                     (unaudited)...............................................2
                Statements of cash flows for the nine months ended September 30,
                     2002 and 2003, and January 7, 1993 (date of inception)
                     through September 30, 2003 (unaudited)....................3
                Notes to financial statements..................................5
      Item 2 - Management's Discussion and Analysis...........................12
      Item 3 - Controls and Procedures........................................18

PART II. OTHER INFORMATION

      Item 1  -  Legal Proceedings............................................18
      Item 2  -  Changes in Securities........................................18
      Item 3  -  Defaults Upon Senior Securities..............................19
      Item 6  -  Exhibits and Reports on Form 8-K.............................19

                                     PART I
                              FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)
                                 BALANCE SHEETS




                                                                   December 31,     September 30,
                                                                       2002             2003
                                                                   ------------     ------------
                  ASSETS                                                             (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                                        $     16,748     $     58,774
  Accounts Receivable                                                    67,998          147,378
  Prepaid expenses                                                       50,897          118,183
                                                                   ------------     ------------

          Total current assets                                          135,643          324,335

EQUIPMENT AND FURNITURE AND FIXTURES - AT COST,
  Less accumulated depreciation                                              --           38,573

OTHER ASSETS                                                            121,991          144,703
                                                                   ------------     ------------

                                                                   $    257,634     $    507,611
                                                                   ============     ============
                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Current maturities of long-term obligations                      $  6,507,286     $  9,075,170
  Advances from shareholder                                                  --           38,532
  Accounts payable                                                      354,694          219,918
  Accrued liabilities                                                   572,701        1,109,126
  Deferred revenue                                                           --           10,000
                                                                   ------------     ------------

          Total current liabilities                                   7,434,681       10,452,746


LONG-TERM OBLIGATIONS, net of discount less current maturities               --               --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock - authorized, 5,000,000 shares
     of $ .01 par value (liquidation preference of
     $100 per share):Series B 9% Convertible;
     issued and outstanding, 18,430 and 11,930 shares,
     respectively                                                           184              119
  Common stock - authorized, 60,000,000 shares
     of $.01 par value; issued and outstanding, 14,377,406
     and 17,020,776 shares, respectively                                143,774          170,208
  Additional contributed capital                                     16,284,399       16,590,140
  Deficit accumulated during the development stage                  (23,605,404)     (26,705,602)
                                                                   ------------     ------------
                                                                     (7,177,047)      (9,945,135)
                                                                   ------------     ------------

                                                                   $    257,634     $    507,611
                                                                   ============     ============

                 See accompanying notes to financial statements.

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                                                    January 7,
                                                                                                   1993 (date
                                                                                                  of inception)
                                               Three months               Nine months                through
                                             ended September 30,        ended September 30,       September 30,
                                         --------------------------  --------------------------   ------------
                                             2002          2003           2002        2003            2003
                                         ------------  ------------  ------------  ------------   ------------

Revenues
     Product sales                       $      1,425  $        987  $      2,424  $      7,817   $    590,955
     Licensing fees                            33,375       141,000        90,860       171,000        399,860
     Reimbursed research
       and development                             --            --            --            --        284,506
     Technical support
       and other services                          --         5,000            --         8,694        459,364
                                         ------------  ------------  ------------  ------------   ------------
                                               34,800       146,987        93,284       187,511      1,734,685
Costs and other expenses
     Cost of product sales                      1,200         2,641         2,320         6,644      1,746,259
     Cost of technical support
       and other services                          --            --            --         1,694        239,011
     Selling, general
       and administrative                     527,704       511,297     1,525,462     1,548,743     14,906,205
     Research, development
       and engineering                        253,473       246,523       819,554       721,399      7,612,037
                                         ------------  ------------  ------------  ------------   ------------
                                              782,377       760,461     2,347,336     2,278,480     24,503,512
                                         ------------  ------------  ------------  ------------   ------------
         Operating loss                      (747,577)     (613,474)   (2,254,052)   (2,090,969)   (22,768,827)

Other income (deductions)
     Interest expense                        (270,669)     (317,609)     (882,046)     (911,864)    (3,403,944)
     Sundry                                       351         1,766         1,314         2,745        513,004
                                         ------------  ------------  ------------  ------------   ------------
                                             (270,318)     (315,843)     (880,732)     (909,119)    (2,890,940)
                                         ------------  ------------  ------------  ------------   ------------
     Loss before extraordinary gain        (1,017,895)     (929,317)   (3,134,784)   (3,000,088)   (25,659,767)

Extraordinary gain - troubled
     payable reduction                             --            --            --            --        300,250
                                         ------------  ------------  ------------  ------------   ------------


         NET LOSS                        $ (1,017,895) $   (929,317) $ (3,134,784) $ (3,000,088)  $(25,359,517)
                                         ============  ============  ============  ============   ============


Net loss                                 $ (1,017,895) $   (929,317) $ (3,134,784) $ (3,000,088)  $(25,359,517)

     Convertible preferred stock
       dividends and accretion                     --        (5,130)      (96,435)     (88,392)     (1,452,660)
                                         ------------  ------------  ------------  ------------   ------------
     Loss applicable to common
       Stockholders                      $ (1,017,895) $   (934,447) $ (3,231,219) $ (3,088,480)  $(26,812,177)
                                         ============  ============  ============  ============   ============
Basic and diluted loss per share
     Net loss before extraordinary gain  $       (.08) $       (.06) $       (.24) $       (.20)  $      (3.20)
     Extraordinary gain                            --            --            --            --            .04
                                         ------------  ------------  ------------  ------------  -------------
     Net loss                                    (.08)         (.06)         (.24)         (.20)        ( 3.16)
     Convertible preferred stock
        dividends and accretion                    --           --           (.01)           --           (.18)
                                         ------------  ------------  ------------  ------------   ------------
Loss per common share                    $       (.08) $       (.06) $       (.25) $       (.20)  $     ( 3.34)
                                         ============  ============  ============  ============   ============
Weighted average number of
     common shares outstanding             13,305,343    16,389,475    12,801,284    15,222,172      8,017,589
                                         ============  ============  ============  ============   ============

                 See accompanying notes to financial statements

                           BIO-key International, Inc.
                    (a Corporation in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                                  January 7,
                                                                                                  1993 (date
                                                                                                 of inception)
                                                              Nine months                          through
                                                           ended September 30,                   September 30,
                                                        -------------------------------           ------------
                                                           2002                2003                   2003
                                                        ------------       ------------           ------------
Cash flows from operating activities
     Net loss                                           $(3,134,784)       $(3,000,088)         $(25,359,517)
     Adjustments to reconcile
       net loss to net cash used
       in operating activities:
           Depreciation                                         --            38,819                 281,732
           Amortization
             Unearned compensation                              --                --                 193,333
             Deferred financing costs                           --                --                 426,397
             Discounts on convertible debt
              related to warrants and
              beneficial conversion features               523,502           415,634               1,700,246
           Write-down of inventory                              --                --                 916,015
           Write-down of deferred
              financing costs                                   --                --                 132,977
           Gain on sale of
              Inter-Con/PC stock                                --                --                (190,000)
           Revenues realized due to offset
              of billings against a stock repurchase            --                --                (170,174)
           Acquired research and development                    --                --                 117,000
           Options and warrants issued for
              services and other                           383,194           156,000               1,942,554
           Other                                                --                --                  34,684
           Change in assets and liabilities:
             Accounts receivable                           (48,400)          (79,380)               (147,378)
             Inventories                                        --                --                (916,015)
             Prepaid expenses and other                    106,713             8,714                 (42,183)
             Accounts payable                              (17,930)         (134,776)                219,918
             Accrued liabilities                           372,824           536,425               2,621,199
             Unearned Income                                    --            10,000                  10,000
                                                      ------------      ------------            ------------
                  Net cash used in operations           (1,814,881)       (2,048,652)            (18,229,212)

Cash flows from investing activities
     Capital expenditures                                       --           (77,392)               (320,305)
     Proceeds from sales
       of Inter-Con/PC stock                                    --                --                 190,000
     Other                                                 (13,197)          (22,712)                (62,803)
                                                      ------------      ------------            ------------
                  Net cash used in
                    investing activities                   (13,197)         (100,104)               (193,108)

Cash flows from financing activities
     Net borrowings under
       short-term borrowing
       agreements                                          382,000                --               3,003,000
     Issuance of convertible
       bridge note                                              --                --               2,005,000
     Issuance of convertible
       debentures and long-term notes                    1,080,000         2,152,250               4,992,250
     Advances from shareholders                                 --            38,532                  38,532
     Issuance of warrants and discount on
       convertible debentures                                   --                --                 830,000


                 See accompanying notes to financial statements.

     Financing costs                                       (50,000)               --                (418,377)
     Exercise of stock options and warrants                     --                --                 190,799
     Sales of common stock                                      --                --               7,093,832
     Sale of preferred stock and assigned
       value of warrant                                         --                --                 884,058
     Redemption of common stock                                 --                --                (138,000)
                                                      ------------      ------------            ------------
               Net cash provided by
                 financing activities                    1,412,000         2,190,782              18,481,094
                                                      ------------      ------------            ------------
               Net increase (decrease) in
                 cash and cash equivalents                (416,078)           42,026                  58,774

Cash and cash equivalents,
  beginning of period                                      514,970            16,748                      --
                                                      ------------      ------------            ------------
Cash and cash equivalents,
  end of period                                        $    98,892      $     58,774            $     58,774
                                                      ============      ============            ============



                 See accompanying notes to financial statements.

                      BIO-key International, Inc.
               (a Corporation in the Development Stage)

                     NOTES TO FINANCIAL STATEMENTS

         December 31, 2002, and September 30, 2003 (Unaudited)

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

2.    Liquidity and Capital Resource Matters

      Broad commercial acceptance of the Company's technology is critical to the Company's success and ability to generate revenues. The Company has had no significant revenues to date, and has accumulated losses since inception of approximately $25,360,000 of which approximately $3,000,000 was incurred during 2003. As of September 30, 2003 there was a stockholders' deficit of approximately $9,945,000.

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

                      BIO-key International, Inc.
               (a Corporation in the Development Stage)

                     NOTES TO FINANCIAL STATEMENTS
         December 31, 2002, and September 30, 2003 (Unaudited)



4.       Prepaid Expenses
                                                                       December 31,           September 30,
                                                                           2002                   2003
                                                                       -----------            -------------

         Consulting fees and other                                     $    24,274            $      65,170
         Insurance                                                          26,673                   53,013
                                                                       -----------            -------------
                                                                       $    50,897            $     118,183
                                                                       ===========            =============

5.        Equipment and Furniture and Fixtures

                                                                       December 31,            September 30,
                                                                           2002                     2003
                                                                       ------------           -------------
          Equipment                                                    $   206,363            $      40,842
          Furniture and fixtures                                            36,550                   36,550
                                                                       ------------           -------------
                                                                           242,913                   77,342
          Less accumulated depreciation                                    242,913                   38,819
                                                                       ------------           -------------
                                                                       $      --              $      38,573
                                                                       ============           =============

6.        Other Assets

                                                                       December 31,            September30,
                                                                          2002                      2003
                                                                       -----------            -------------

          Deferred offering costs                                      $    81,900              $    81,900
          Patents pending                                                   40,091                   62,803
                                                                       -----------              -----------
                                                                       $   121,991              $   144,703
                                                                       ============             ===========








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


7.     Accrued Liabilities

                                     December 31,           September 30,
                                        2002                    2003
                                     -----------            ------------

        Interest                     $   537,004            $1,032,800
        Compensation                      35,555                76,301
        Other                                142                    25
                                     -----------            ------------
                                     $   572,701            $1,109,126
                                     ===========            ============


8.    Long-term Obligations

      As part of the Company's January 2003 funding transaction with an investor group (the "Investor"), the Investor agreed to provide additional financing (the Funding Agreement) in incremental monthly installments during the eleven-month period commencing January 27, 2003, subject to certain conditions. Currently, conditions are not being met, however, the Investor has continued to fund. During the nine months ended September 30, 2003 the Company has received $2,152,250 and issued notes payable to the Investor. The terms of the notes require the principal to be repaid on June 30, 2004, interest to be accrued at 7%, payable in a single payment on June 30, 2004, and provide for conversion of principal and accrued interest into shares of the Company's common stock at a conversion price of $0.75 per share, or shares of Series B Preferred stock at a conversion price of $100 per share.

                      BIO-key International, Inc.
               (a Corporation in the Development Stage)

                     NOTES TO FINANCIAL STATEMENTS
         December 31, 2002 and September 30, 2003 (Unaudited)


9.    Stockholders Equity

      Series B Convertible Preferred Stock Dividends
      ----------------------------------------------

      The Company's series B preferred stock accrues dividends at 9% payable semi-annually on June 15 and December 15 and on such date that the preferred stockholder elects to convert preferred stock to common stock. As of September 30, 2003 cumulative dividends in arrears were approximately $184,000. All of the Company's series B preferred stock is convertible into shares of the Company's common stock.

      Options and Warrants
      --------------------

The following summarizes option and warrant activity since December 31, 2002:



                                                                                          Number of Shares
                                                        ------------------------------------------------------------------------
                                                            1996             1999              Non-
                                                            Plan             Plan              Plan          Warrants         Total
                                                          ---------     -----------     ------------      -----------      --------

Balance, December 31, 2002                                  390,380      1,836,669         1,963,000       5,857,682     10,047,731
            Granted                                         130,000        150,000         1,110,000         200,000      1,590,000
            Cancelled                                        33,000        510,000           655,000         663,000      1,861,000
                                                           ---------    ------------    ------------     ------------  ------------
Balance, September 30, 2003                                 487,380      1,476,669         2,418,000       5,394,682      9,776,731
                                                           =========    =============   =============    ============= =============
Available for future grants,
            September 30, 2003                              169,620        523,331               --              --         692,951
                                                           =========    =============   =============    ============= =============



      Common Stock
      ------------

     On September 23, 2003, the Company issued 200,000 shares of common stock valued at $76,000 to an investor relations firm in consideration of services to be rendered pursuant to a six-month consulting agreement.

10.             Events Occurring Subsequent to September 30, 2003

      During October 2003, the Company and Investor amended the January 27, 2003 Note Purchase Agreement to provide up to $2,500,000 of additional financing. Of this amount $602,250 was advanced in October and November 2003, with the balance to be funded in incremental monthly installments during the eleven-month period commencing December 1, 2003, subject to certain conditions. In connection with the agreement the Company issued a convertible promissory note due October 31, 2004 in the principal amount of up to $2,500,000 with terms substantially similar to the January 2003 promissory note.

      On October 31, 2003, the Investor amended the 10% secured convertible note issued in 2001, the zero interest convertible debenture, the 10% secured convertible notes issued in 2002, and the 7% convertible notes. The agreement provides that all principal and interest due under each of these notes shall be due and payable in a single payment on June 30, 2004.

      During October and November 2003, the Investor elected to convert 7,750 shares of Series B Preferred Stock and $144,666 of dividends in arrears and accrued interest thereon into 1,795,836 shares of the Company's common stock.

      During October 2003, the Company issued 258,324 shares of common stock upon exercise of options issued to a former director and executive officer of the Company.

      During November 2003, the Company entered into a twelve-month consulting agreement with a financial advisory services company requiring a total of $108,000 to be paid in fees over the term of the agreement.

                      BIO-key International, Inc.
               (a corporation in the Development Stage)

                     NOTES TO FINANCIAL STATEMENTS
         December 31, 2002 and September 30, 2003 (Unaudited)


11.        Supplementary Disclosures of Cash Flow Information





                                                                               January 7,
                                                                              1993 (date of
                                                                                inception
                                                       Nine Months               through
                                                    Ended September 30,       September 30,
                                               -------------------------        ----------
                                                      2002        2003            2003
                                               -------------  ----------        ----------
        Cash paid for:
                Interest                        $       --    $       --        $  28,544

        Noncash Financing Activities:
          Conversion of short-term notes,
             accrued interest and penalties
             into long-term notes
             and debentures                             --            --        4,567,546
          Conversion of convertible
             debentures, bridge notes, and
             accrued interest into common
             stock                                100,000             --        2,907,360
          Accretion of preferred stock
             beneficial conversion feature             --             --          877,000
          Issuance of Series B preferred
             stock in exchange for Series
             A preferred stock and
             cumulative dividends in
             arrears, thereon                          --             --          281,049
          Issuance of common stock in
             exchange for Series A and Series B
             preferred stock and
             cumulative dividends in
             arrears thereon                           --         100,175         156,738
          Issuance of preferred stock
             effected through
             reduction of debt                         --             --          350,000
          Unearned compensation
             reversal related to
             employee termination                      --             --          227,111
          Common stock repurchases
             effected through a reduction in
             receivable                                --             --          170,174
          Offset deferred offering costs
             against proceeds of
             initial public offering,
             and other                                 --             --          159,021
          Issuance of warrants for reduction
             in payables                           32,000             --           32,000
          Issuance of common stock in exchange
             For services rendered                     --         76,000           76,000

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

     The Company has completed the development of its core technology, commenced the marketing of its technology in late 2002, and expects to continue to generate revenue from licensing arrangements during 2003. During 2003, the Company has entered into a number of license agreements and strategic partnerships with systems integrators, original equipment manufacturers and network security solutions providers. The foregoing arrangements are expected to generate significant recurring monthly revenue. The Company is also in discussions with a number of additional potential licensee and strategic partnerships.

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

     The Company believes its existing financial resources will last through June 2004. See "Liquidity and Capital Resources" below. Due to this and other uncertainties, the Company's independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2002 as to the substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability and growth will depend upon the successful commercialization of its technologies and its ability to obtain adequate financing, among other matters, as to which there can be no assurance.


RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenue
-------

     The Company generated revenue of approximately $147,000 and $188,000 during the three and nine month periods ended September 30, 2003 as compared to approximately $35,000 and $93,000 during the corresponding periods in 2002. The revenue consists of $141,000 in licensing fees, $5,000 in services and approximately $1,000 in product sales. The Company expects to generate significant additional licensing fees during the fourth quarter of 2003 and into 2004 from new and existing customers.

Costs of Product Sales and Technical Support
--------------------------------------------

     Cost of products and services sold was approximately $2,600 and $8,300 during the three and nine month periods ended September 30, 2003, respectively, as compared to approximately $1,200 and $2,300 for the corresponding periods in 2002. Of the increase, approximately $4,300 related to cost of products sold for evaluation and approximately $1,700 related to technical support and other services. As the Company continues to generate revenue primarily from license fees and technical service, it expects costs of technical support to increase.

Selling, General and Administrative Expenses
--------------------------------------------

     Selling, general and administrative expenses decreased approximately $17,000 to approximately $511,000 during the three months ended September 30, 2003 as compared to approximately $528,000 for the corresponding period in 2002. Of the decrease, approximately $170,000 was due to a decrease in marketing consulting costs. This amount was offset by approximately $45,000 of additional marketing costs as the Company focused on marketing its biometric authentication software solution, approximately $50,000 of additional executive personnel costs and approximately $58,000 of additional general administrative costs. The Company expects selling, general and administrative expenses to remain at current levels or decrease slightly during the remainder of the year.

     Selling, general and administrative expenses remained relatively constant during the nine months ended September 30, 2003 increasing approximately $23,000 to approximately $1,549,000 as compared to approximately $1,525,000 for the corresponding period in 2002. During this period, the Company incurred an increase of approximately $152,000 of additional marketing costs as the Company focused on marketing its Web-based biometric authentication software solution, approximately $167,000 of additional executive personnel costs, approximately $108,000 of additional general administrative costs and an approximate $18,000 increase in professional services. These amounts were offset by an approximate $421,000 decrease in outside consulting costs.

Research, Development, and Engineering Expenses
-----------------------------------------------

     Research, development, and engineering expenses also remained relatively constant at approximately $247,000 during the three months ended September 30, 2003 as compared to approximately $253,000 for the corresponding period in 2002. General development costs decreased approximately $13,000 and software subcontract costs decreased approximately $16,000 which was offset by approximately $23,000 in additional wages for development personnel. The Company has completed the transition from subcontracting software development to utilizing its own employees and expects these costs to remain at current levels through the remainder of the year.

     Research, development, and engineering expenses decreased approximately $99,000 to approximately $721,000 during the nine months ended September 30, 2003 as compared to approximately $820,000 for the corresponding period in 2002. Of the decrease, approximately $81,000 was due to a decrease in general development expenses and approximately $32,000 was due to a decrease in software subcontracting costs. These amounts were offset by approximately $14,000 due to an increase in wages for development personnel.

Other Income and Expense
------------------------

     Other expense increased approximately $46,000 to approximately $316,000 during the three months ended September 30, 2003 as compared to approximately $270,000 for the corresponding period in 2002. The increase was primarily due to a increase in interest expense due to increased borrowings.

     Other expense increased approximately $28,000 to approximately $909,000 during the nine months ended September 30, 2003 as compared to approximately $881,000 for the corresponding period in 2002. The increase was primarily due to a increase in interest expense due to increased borrowings.

LIQUIDITY AND CAPITAL RESOURCES

     Net  cash  used in  operating  activities  during  the  nine  months  ended
September 30, 2003 was approximately $2,049,000 compared to approximately $1,815,000 during the nine months ended September 30, 2002. The primary use of cash for both years was to fund the net loss. Net cash used in investing activities for the nine months ended September 30, 2003 was approximately $100,000 compared to net cash used in investing activities of approximately $13,000 for the same period in 2002 and consisted of $77,000 of fixed asset purchases and $23,000 of capitalization of costs associated with the Company's patent applications. Net cash provided by financing activities during the nine months ended September 30, 2003 was approximately $2,191,000 compared to approximately $1,412,000 in the same period in 2002 and consisted primarily of long-term borrowings during 2003.

     Working capital decreased approximately $2,829,000 during the nine months ended September 30, 2003 to a deficit of approximately $10,128,000 as compared to a deficit of approximately $7,299,000 as of December 31, 2002. This decrease is primarily due to an increase of current maturities of long term obligations.

     Pursuant to a recapitalization transaction in November, 2001, the Company obtained $1,065,000 of additional financing and all then existing promissory notes payable ($3,027,920) to Shaar Fund Ltd. (the "Investor") were cancelled and converted into a secured convertible promissory note in the principal amount of $4,092,920 (the "Secured Note"). The Secured Note was originally due September 30, 2003 (subsequently extended until June 30, 2004), is secured by substantially all of the Company's assets, including its intellectual property, accrues interest at the rate of 10% per annum payable at maturity on June 30, 2004, may be prepaid without penalty, and is convertible into shares of common stock at a conversion price of $.75 per share. The security interest terminates upon the Company obtaining $5,000,000 of additional equity financing. Pursuant to the recapitalization transaction, between March and September 2002, the Investor provided $1,080,000 of additional financing in incremental monthly installments. All such funding was provided pursuant to secured promissory notes (collectively, the "Advance Notes") on the terms described above. The full principal amount of the Secured Note and Advance Notes along with accrued interest of approximately $918,000 is due on the maturity date which was recently extended to June 30, 2004.

     On August 28, 2002, the Company entered into a bridge note agreement with the Investor pursuant to which it provided $750,000 of additional financing in incremental monthly installments during the four-month period commencing August 28, 2002 pursuant to the terms of a convertible promissory note (the "August Note"). The August Note is secured by substantially all of the Company's assets, including its intellectual property, accrues interest at the rate of 7% per annum payable on maturity and may be prepaid without penalty. The principal amount and accrued interest is convertible at the option of the Investor into either shares of Common Stock at a conversion price of $.75 per share or shares of Series B Preferred Stock at a conversion price of $100 per share. The full principal amount of the August Note along with accrued interest of approximately $51,000 is due on the maturity date which was recently extended to June 30, 2004.

     On January 27, 2003, the Company entered into a Note Purchase Agreement with the Investor to provide up to $2,350,000 of additional financing pursuant to the terms of a secured promissory note (the "January Note"). Of this amount $600,000 was advanced at closing, with the balance to be funded in incremental monthly installments during the nine (9) month period commencing February 1, 2003, provided that certain conditions are satisfied. Currently conditions are not being met. The January Note is due June 30, 2004, is secured by substantially all of the Company's assets, including its intellectual property, accrues interest at the rate of 7% per annum payable on maturity, and may be prepaid without penalty. The principal amount and accrued interest is convertible at the option of the Investor into either shares of Common Stock at a conversion price of $.75 per share or shares of Series B Preferred Stock at a conversion price of $100 share. In the event the Company completes a private placement of its equity securities resulting in gross proceeds in excess of $5,000,000 on or before June 30, 2004, the principal and accrued interest shall at the option of the Investor, be either converted into such equity securities or repaid in cash.

     Under the Note Purchase Agreement, the Investor agreed to provide up to $1,750,000 of additional financing in incremental monthly installments during the nine month period commencing February 1, 2003. Any such funding will be provided pursuant to a secured promissory note on the terms described above. The Investor's obligation to provide this financing is conditioned upon:

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

Provided the forgoing conditions are satisfied, funds are advanced on the first day of each month upon receipt of written notice from the Company. Between February 1, 2003 and the date of this Report, the Company requested and received advances in the aggregate amount of $1,750,000. The Company has agreed to file a registration statement covering the public resale of the shares of common stock issuable upon conversion of the Secured Note, Advance Notes, August Note and January Note.

     On or about October 31, 2003, the Company and Investor amended the January 27, 2003 Note Purchase Agreement to provide up to $2,500,000 of additional financing pursuant to the terms described above. Of this amount, $602,250 was advanced in October and November 2003, with the balance to be funded in incremental monthly installments during the eleven (11) month period commencing December 1, 2003 upon satisfaction of the conditions set forth above. In connection with the amendment:

     o The Company issued a convertible promissory note due October 31, 2004 in the principal amount of up to $2,500,000 with terms substantially similar to the January Note described above.
     o The Investor extended the maturity dates and the scheduled interest payments of the Secured Note, Advance Notes, August Note and a $1,000,000 principal amount convertible debenture until June 30, 2004.

     Since January 7, 1993 (date of inception), the Company's capital needs have been principally met through proceeds from the sale of equity and debt securities.

     The Company does not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

     As of the date of this Report, the Company has cash resources of approximately $600,000. Pursuant to its agreements with the Investor, $1,897,750 of additional financing is available to the Company upon fulfillment of the conditions described above. Currently, all of the conditions are not being satisfied. Although the Investor has, in the past, provided financing to the Company notwithstanding that all of the conditions have not been satisfied, there can be no assurance that it will continue to do so. The Company currently requires approximately $210,000 per month to conduct operations. Based on available cash resources and the existing funding obligations, the Company believes it can maintain operations at current levels through June 2004. The Company needs approximately $2,500,000 to continue to operate at current levels for the next twelve (12) months. Ideally, the Company needs approximately $3,000,000 to $5,000,000 to execute its business plan and support the growth of operations through 2004 and to continue product enhancements. The additional financing is also required to conduct the sales and marketing effort necessary to engage in significant direct selling and marketing activities.

     During 2002 and 2003, the Company has entered into license agreements, generated a small amount of revenue and believes it will continue to generate revenue from existing and new relationships during the remainder of 2003 and into 2004. Anticipated revenues are expected to defray operating expenses and reduce the amount of required additional financing, but are not expected to be sufficient for the Company to expand operations.

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


ITEM 3.  CONTROLS AND PROCEDURES

     An evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by the Company under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon that evaluation, the Company's CEO and CFO concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There has been no change in the Company's internal control over financial reporting identified in connection with that evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceeding nor is it aware of any proceeding contemplated by any governmental authority involving the Company.

ITEM 2.  CHANGES IN SECURITIES

     1. Between September 3, 2003 and November 10, 2003, the Company issued an aggregate of 2,436,945 shares of common stock upon conversion of 9,500 shares of the Company's Series B 9% Convertible Preferred Stock and $174,725 of dividends and accrued interest thereon to the Shaar Fund, Ltd. The shares were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereunder without payment of underwriting discounts or commissions to any person.

     2. On or about September 23, 2003, the Company issued 200,000 shares of common stock to an investor relations firm in consideration of services rendered. The shares were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder without payment of underwriting discounts or commissions to any person.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     As of September 30, 2003, cumulative dividends in arrears on the Company's Series B 9% Preferred Stock were approximately $184,000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibits are included herein:



------------------------------------------------------------------------------
 Exhibit No.             Exhibit                     Method of Filing
------------------------------------------------------------------------------
     3.1      Amended and Restated Articles  Incorporated by reference to
              of Incorporation               Exhibit 3.1 to the Registrant's
                                             Registration Statement on SB-2,
                                             File No. 333-16451 filed
                                             February 14, 1997 (the
                                             "Registration Statement")

------------------------------------------------------------------------------
     3.2      Amended and Restated Bylaws    Incorporated by reference to
                                             Exhibit 3.2 to the Registration
                                             Statement
------------------------------------------------------------------------------
     3.3      Certificate of Amendment to    Incorporated by reference to
              Amended and Restated Articles  Exhibit 3.3 to the Registrant's
              of Incorporation               Report on Form 10-QSB for the
                                             quarter ended March 31, 1999

------------------------------------------------------------------------------
     3.4      Certificate of Designation of  Incorporated by reference to
              Series A 9% Convertible        Exhibit 3.4 to the Registrant's
              Preferred Stock                Current Report on Form 8-K
                                             dated July 8, 1999

------------------------------------------------------------------------------
     3.5      Amended and Restated           Incorporated by reference to
              Certificate of Designation of  Exhibit 3.5 to the Registrant's
              Series A 9% Convertible        Annual Report on Form 10-KSB
              Preferred Stock                for the fiscal year ended
                                             December 31, 1999 (the "1999
                                             10-KSB")

------------------------------------------------------------------------------
     3.6      Certificate of Designation of  Incorporated by reference to
              Series B 9% Convertible        Exhibit 3.6 to the Registrants
              Preferred Stock                Current Report on Form 8-K
                                             dated November 26, 2001 (the
                                             "November 20, 2001 8-K")
------------------------------------------------------------------------------

------------------------------------------------------------------------------
     3.7      Amendment to the Amended and   Incorporated by reference to
              Restated Articles of           Exhibit 3.7 to the Registrant's
              Incorporation filed February   Registration Statement on Form
              28, 2002                       SB-2 filed March 27, 2002

------------------------------------------------------------------------------
     4.1      Specimen of Common Stock       Incorporated by reference to
              Certificate                    Exhibit 4.1 to the Registration
                                             Statement

------------------------------------------------------------------------------
    10.1      SAC Technologies, Inc. 1996    Incorporated by reference to
              Stock Option Plan              Exhibit 10.1 to the
                                             Registration Statement

------------------------------------------------------------------------------
    10.2      Employment Agreement by and    Incorporated by reference to
              between Gary E. Wendt and the  Exhibit 10.5 to the
              Company dated as of May 10,    Registration Statement
              1996 (with Non-Competition
              Letter effective May 10, 1996
              Attached as Exhibit A)

------------------------------------------------------------------------------
    10.3      Amendment No. 1 to the SAC     Incorporated by reference to
              Technologies, Inc. 1996 Stock Exhibit 10.23 to the 1999 10-KSB Option Plan

------------------------------------------------------------------------------
    10.4      SAC Technologies, Inc. 1999    Incorporated by reference to
              Stock Option Plan              Exhibit 10.24 to the 1999 10-KSB


------------------------------------------------------------------------------
    10.5      Employment Agreement dated     Incorporated by reference to
              November 3, 2000 by and        Exhibit 10.25 to the
              between the Registrant and     Registrant's Quarterly Report
              Jeffry R. Brown                on Form 10-QSB for quarter
                                             ended September 30, 2000 (the
                                             "September 30, 2000 10-QSB")

------------------------------------------------------------------------------
    10.6      Option to Purchase 280,000     Incorporated by reference to
              shares of Common Stock issued  Exhibit 10.26 to the September
              to Jeffry R. Brown             30, 2000 10-QSB

------------------------------------------------------------------------------
    10.7      Non-Qualified Stock Option     Incorporated by reference to
              Agreement Under the            Exhibit 10.27 to the September
              Registrant's 1999 Stock        30, 2000 10-QSB
              Option Plan to purchase
              300,000 shares of Common
              Stock issued to Jeffry Brown

------------------------------------------------------------------------------
    10.8      Consulting Agreement dated     Incorporated by reference to
              July 1, 2001 by and between    Exhibit 10.28 to the June 30,
              the Registrant and Barry M.    2001 10-QSB
              Wendt

------------------------------------------------------------------------------
    10.9      Option to purchase 400,000     Incorporated by reference to
              shares of common stock issued  Exhibit 10.29 to the June 30,
              to Jeffrey R. Brown            2001 10-QSB

------------------------------------------------------------------------------
    10.10     Funding Agreement by and       Incorporated by reference to
              between the Registrant and     Exhibit 10.31 to the November
              The Shaar Fund dated November  20, 2001 8-K
              26, 2001

------------------------------------------------------------------------------
    10.11     Registration Rights Agreement  Incorporated by reference to by and between The Shaar Fund  Exhibit 10.32 to the November
              dated November 26, 2001        20, 2001 8-K

------------------------------------------------------------------------------
    10.12     Exchange Agreement by and      Incorporated by reference to
              between the Registrant and     Exhibit 10.33 to the November
              The Shaar Fund dated November  20, 2001 8-K
              26, 2001
------------------------------------------------------------------------------
    10.13     Secured Note Due September     Incorporated by reference to
              30, 2003                       Exhibit 10.34 to the November
                                             20, 2001 8-K
------------------------------------------------------------------------------
    10.14     Restated 5% Convertible        Incorporated by reference to
              Debenture Due September 30,    Exhibit 10.35 to the November
              2003                           20, 2001 8-K

------------------------------------------------------------------------------
    10.15     No Interest Debenture Due      Incorporated by reference to
              September 30, 2003             Exhibit 10.36 to the November
                                             20, 2001 8-K
------------------------------------------------------------------------------
    10.16     Warrant                        Incorporated by reference to
                                             Exhibit 10.37 to the November
                                             20, 2001 8-K

------------------------------------------------------------------------------
    10.17     Security Interest Provisions   Incorporated by reference to
                                             Exhibit 10.38 to the November
                                             20, 2001 8-K

------------------------------------------------------------------------------
    10.18     Employment Agreement by and    Incorporated by reference to
              between the Registrant and     Exhibit 10.39 to the November
              Mira LaCous dated November     20, 2001 8-K
              20, 2001

------------------------------------------------------------------------------
    10.19     Option to Purchase 140,000     Incorporated by reference to
              Shares of Common Stock issued  Exhibit 10.40 to the November
              to Mira LaCous                 20, 2001 8-K
------------------------------------------------------------------------------
    10.20     Option to Purchase 150,000     Incorporated by reference to
              Shares of Common Stock issued  Exhibit 10.21 to the
              to Thomas J. Colatosti.        Registrant's Annual Report on
                                             Form 10-KSB for the fiscal year
                                             ended December 31, 2002
------------------------------------------------------------------------------

------------------------------------------------------------------------------
    10.21     Non-Qualified Stock Option     Incorporated by reference to
              Agreement under the            Exhibit 10.22 to the
              Registrant's 1999 Stock        Registrant's Annual Report on
              Incentive Plan to Purchase     Form 10-KSB for the fiscal year
              200,000 Shares of Common       ended December 31, 2002
              Stock issued to Thomas J.
              Colatosti
------------------------------------------------------------------------------
    10.22     Employment Agreement by and    Incorporated by reference to
              between the Registrant and     Exhibit 10.23 to the
              Michael W. DePasquale dated    Registrant's Annual Report on
              January 3, 2003                Form 10-KSB for the fiscal year
                                             ended December 31, 2002

------------------------------------------------------------------------------
    10.23     Option to Purchase 580,000     Incorporated by reference to
              Shares of Common Stock issued  Exhibit 10.24 to the
              to Michael W. DePasquale       Registrant's Annual Report on
                                             Form 10-KSB for the fiscal year
                                             ended December 31, 2002
------------------------------------------------------------------------------
    10.24     Note Purchase Agreement dated  Incorporated by reference to
              January 27, 2003               Exhibit 10.25 to the
                                             Registrant's Annual Report on
                                             Form 10-KSB for the fiscal year
                                             ended December 31, 2002
------------------------------------------------------------------------------
    10.25     Secured Convertible            Incorporated by reference to
              Promissory Due June 30,2004    Exhibit 10.26 to the
                                             Registrant's Annual Report on
                                             Form 10-KSB for the fiscal year
                                             ended December 31, 2002
------------------------------------------------------------------------------
    10.26     Option to Purchase 200,000     Incorporated by reference to
              Shares of Common Stock issued  Exhibit 10.27 to the
              to Charles P. Romeo            Registrant's Annual Report on
                                             Form 10-KSB for the fiscal year
                                             ended December 31, 2002
------------------------------------------------------------------------------
    10.27     Amendment No. 1 to Note        Filed herewith
              Purchase Agreement dated
              October 31, 2003
------------------------------------------------------------------------------
    10.28     Secured Convertible            Filed herewith
              Promissory Note due October
              31, 2004
------------------------------------------------------------------------------
    10.29     Letter of Amendment and        Filed herewith
              Waiver dated October 31, 2003
------------------------------------------------------------------------------
    31.1      Certificate of CEO of          Filed herewith
              Registrant required by Rule
              13a-14(a) under the
              Securities Exchange Act of
              1934, as amended
------------------------------------------------------------------------------
    31.2      Certificate of CFO of          Filed herewith
              Registrant required by Rule
              13a-14(a) under the
              Securities Exchange Act of
              1934, as amended

------------------------------------------------------------------------------
    32.1      Certificate of CEO of          Filed herewith
              Registrant Pursuant to 18 USC
              Section 1350, as Adopted
              Pursuant to Section 906 of
              the Sarbanes-Oxley Act of 2002
------------------------------------------------------------------------------

------------------------------------------------------------------------------
    32.2      Certificate of CFO of          Filed herewith
              Registrant Pursuant to 18 USC
              Section 1350, as Adopted
              Pursuant to Section 906 of
              the Sarbanes-Oxley Act of 2002
------------------------------------------------------------------------------


(b) Current Reports on Form 8-K filed during the three month period ended September 30, 2003:

     On October 29, 2003, the Company furnished under Item 7 - "Financial Statements, Pro Forma Financial Information and Exhibits" and Item 12 - "Results of Operations and Financial Condition" of Form 8-K, a copy of its earnings press release that was issued on October 28, 2003.

                              SIGNATURES


           In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BIO-KEY INTERNATIONAL, INC.


Dated: November 14, 2003           /s/ Michael W. DePasquale
                                   -------------------------
                                   Michael W. DePasquale
                                   Chief Executive Officer

Dated: November 14, 2003          /s/ Gary Wendt
                                  ---------------------------
                                  Gary Wendt
                                  Chief Financial Officer

                             EXHIBIT INDEX


EXHIBIT NO.                    REFERENCE

10.27                          Amendment   No.   1  to  Note   Purchase
                               Agreement dated October 31, 2003

10.28                          Secured Convertible  Promissory Note due
                               October 31, 2004

10.29                          Letter of  Amendment  and  Waiver  dated
                               October 31, 2003

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