Form 10KSB
period 2003-12-31
BIO KEY INTERNATIONAL INC
filed 2004-03-26
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                         COMMISSION FILE NUMBER 1-13463

                           BIO-KEY INTERNATIONAL, INC.
                 ----------------------------------------------
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

                                 (651) 687-0414
                 -----------------------------------------------
                 ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE.

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. ___

         State issuer's revenues for its most recent fiscal year: $524,101

         The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sale price of the registrant' common stock as reported on the OTC Bulletin Board on March 23, 2004 was $37,386,486. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included in the figure is not an affiliate, and any such admission is hereby disclaimed. The information provided is solely for the record keeping purposes of the Securities and Exchange Commission.

         As of March 23, 2004, 24,578,614 shares of the registrant's common stock were outstanding.

         Transitional Small Business Disclosure Formats (check one):

         Yes ___ No _X_


                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                     PART I

                    PRIVATE SECURITIES LITIGATION REFORM ACT

         The information contained in this Annual Report on Form 10-KSB and in other public statements by the Company and Company officers or directors includes or may contain certain forward-looking statements. The words "may," "will," "expect," "anticipate," "believe," "continue," "estimate," "project," "intend," and similar expressions used in this Report are intended to identify forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933 and Section 21E of the U.S. Securities Exchange Act of 1934. You should not place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events. You should also know that such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions including, but not limited to those set forth herein under the caption "RISK Factors" in Item I of this Report. Should any of these or any other risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may differ materially from those included within the forward-looking statements.

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         BIO-key, International, Inc., formerly known as SAC Technologies, Inc. (the "Company", "BIO-key" ,"we or "us"), was formed in 1993 and is in the business of developing and marketing proprietary biometric technology and software solutions. Biometric technology, the science of analyzing specific human characteristics which are unique to each individual in order to identify a specific person from a broader population, is an emerging technology. Fingerprint analysis is an accurate and reliable method to distinguish one individual from another and is viewed as less intrusive than many other biometric identification methods. As a result, fingerprint analysis has gained the most widespread use for biometric identification. Biometric technology represents a novel and accurate approach to identity verification and authentication which is now being used in limited applications and is gaining acceptance in the government, commercial and consumer markets.

         We have pioneered the development of high performance automated finger identification technology that can be used without the aid of non-automated methods of identification such as a personal identification number (PIN), password, token, smart card, ID card, credit card, passport, drivers license or other form of possession based or knowledge based identification.

         Our advanced BIO-key(TM) identification technology improves both the accuracy and speed of finger-based biometrics and is the only finger identification algorithm that has been certified by the International Computer Security Association. Our proprietary biometric technology scans a person's fingerprint and identifies a person, typically within a few seconds, without the use of any other identifying data. We believe our fingerprint identification technology will have a broad range of possible applications relating to information security and access control, including:

         o        Securing Internet sites and electronic transactions
         o        Securing access to logical networks and applications
         o        Securing access to buildings and restricted areas
         o        Securing mobile devices such as cell phones and PDA's

Our current business plan is to:

         o License our core technology "VST" to original equipment manufacturers, systems integrators and application developers to develop products and applications which utilize our core technology.
         o License WEB-keyTM, our web-based biometric authentication solution.
         o Provide for "device independent" finger identification matching for virtually any application utilizing the latest advances in scanning technology

         We actively market and sell our technology principally to biometric system integrators and value added resellers focused on the security and logical access markets. A number of our customers have begun to deploy our technology on a run-time basis which is generating recurring quarterly revenues. After years of technology and product development, we have evolved from a development stage company to a revenue generating company.

MARKET OVERVIEW

         Recent concerns relating to Homeland Security and the need for identification of individuals has resulted in an increased interest in biometrics. Biometric based solutions currently compete with more traditional security methods such as keys, cards, personal identification numbers and security personnel, as well as competing biometric technologies including voice, face, iris and hand geometry. The market for business-to-business and business-to-consumer transactions is substantial and continues to grow. Such transactions are subject to fraud resulting in unauthorized individuals gaining access to confidential information. Identity theft is one of the most pressing issues facing corporations today. We believe our biometric technology provides a more reliable method for confirming the identity of persons in local or remote locations than existing traditional methods.

         Biometric technology is becoming an acceptable approach to physical and logical security. Acceptance of biometrics as an alternative to traditional security methods depends upon a number of factors including:

         o        The reliability of biometric solutions
         o        Public perception regarding privacy concerns
         o        Costs involved in adopting and integrating biometric solutions

Commercial markets have been slow to accept biometrics as a viable alternative to current security methods. As a result, the primary competition for biometric technology has been the traditional security methods described above. With respect to competing biometrics, each has its strength and weaknesses and none has emerged as a market leader. Fingerprint identification is generally viewed as inexpensive and non-intrusive. Iris scanning is viewed as accurate, but also as inconvenient to use and expensive. Facial recognition has recently received substantial attention, however, it suffers from accuracy limitations. In summary, the market for biometric technology is evolving.

TECHNOLOGY

         We have developed proprietary fingerprint identification technology consisting of:

         o VST(TM) (Vector Segment Technology), our patent pending core algorithm which creates a mathematical representation of a fingerprint based on its particular characteristics.
         o Software which translates and standardizes the image of the fingerprint for computer analysis ("Biometric Solution").
         o SDK (Developers Tool Kit), a biometric application development tool which facilitates integration of our technology for vertical market applications.

         Utilizing these technologies, we continue to develop identification products and software solutions which are designed to assure that only individuals comprising an approved fingerprint in an online or embedded database are allowed access to an application through real time authentication.

         Vector Segment Technology. Our information technology security solutions are built around our patent pending VST(TM) (Vector Segment Technology) which processes features of a live fingerprint. These features are reduced to a mathematical representation unique to the individual. When a person seeking access to a computer network or restricted area places his or her finger on a reader, a new mathematical representation is generated which is compared to an on-line database to determine whether it matches any mathematical representation on file. If there is a match, the person is identified and given access to the application, computer network, Web Site or restricted area. This can be accomplished without the use of a key, password, user-Id, card, PIN or token. The actual fingerprint is not typically stored in the database for commercial applications. For a more complete description of VST, see "CURRENT OFFERINGS" below.

         De-coupling of Technologies. Over the years we have modified our core Vector Segment Technology by de-coupling the core identification algorithm from the reader technology. Our finger identification technology is hardware independent and can be integrated with virtually any finger reading devise. Enrollments or capture of an individual's biometric identification can be done on one type of scanner and looked-up or identified for a match on another type of scanner. This capability is unique in the biometric market and allows our software to be used and integrated with almost any finger scanning hardware.

         Identification Verses Verification Technology. We believe our Vector Segment Technology is superior to similar technologies utilized by our competitors. Unlike many of the biometric technologies currently available, our technology identifies the fingerprint of an unknown person by searching a database to determine whether the current scanned mathematical representation matches any previously stored mathematical representation. Most of our fingerprint competitors simply verify that the fingerprint image of a known person matches a previously stored copy or model of that individual's fingerprint. By their very nature, such verification systems require an additional item of data such as a PIN or access card to initially identify the user. Verification systems do not eliminate the need for cumbersome access cards, keys or PIN numbers and the administrative costs associated with the distribution and replacement of such data. By contrast, our identification technology typically does not require any identifying data other than a person's fingerprint. We believe this provides us with a meaningful competitive advantage in the marketplace.

CURRENT OFFERINGS

         The following is a description of the status of each of our current offerings.


         VST (Vector Segment Technology) SDK (Systems Developer Kit). Our SDK is a means of delivering our patent-pending finger identification algorithm, called Vector Segment Technology (VST), as an integrated software into existing and new applications. The VST SDK is a software kit licensed to original equipment manufacturers, systems integrators and application developers for the purpose of permitting them to develop biometric applications for distribution to their respective customers.

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


         Unlike other algorithms, VST processes hundreds of data relationships for each element in the finger model. Because this data is concisely expressed, VST makes it possible to rapidly identify people based on their finger alone, without a user ID, password or smart card. This allows for the true identification of users, not just verifying the identity of a known user. No security system can achieve total security as long as a user's identifying data can be stolen or duplicated. Whereas a user ID, a password or even a scanned fingerprint image can be stolen, the mathematical model produced by VST can not. Once a finger is scanned and converted to a

VST mathematical model, the scanned image is destroyed. All that remains is a mathematical model that cannot be decoded to obtain the original fingerprint image.

         WEB-key(TM). WEB-key is a biometric identification/authentication software solution designed to secure Web based applications through the use of a Web based browser plug-in and a server side plug-in. WEB-key is designed to provide security and identification assuring that a remote user is in fact who they say they are without the need of other identifying data. WEB-key protects personal information such as credit card information, addresses, account numbers and other private data by only disseminating such information upon the authorization of the owner of such information as determined by such person's fingerprint.

         WEB-key is an Internet ready three-tiered Internet application architecture software security solution. We license WEB-key(TM) as an integrated solution of our VST algorithm for securing e-commerce, e-business, and web-based transaction applications. All WEB-key communication is triple-encrypted to prevent secure information from being intercepted over the Internet. Using WEB-key's browser plug-in, users enroll finger identification at a WEB-key enabled Web site from their own PC. After enrollment, WEB-key requests finger identification every time a user begins a secure session. WEB-key's interface guides users through the few steps necessary to gain an accurate finger identification. The entire identification process takes less time than typing a user ID and password.

         The Web based server authentication application is an integrated solution involving the distribution of readers and the licensing of client and server based software to provide for reliable and cost effective user authentication in connection with the processing of transactions over the Internet. This solution is intended to secure other Internet applications such as restricting access to specific Web pages, specific information contained on a Web-site or specific applications. We believe we have the opportunity to be the first supplier of a reliable electronic identification and authorization solution which operates effectively without the aid of a personal identification number or password supplied by the user.

         Architecture. WEB-key provides an easy-to-use and secure method for granting users access via the Internet to proprietary information residing on remote servers.

         WEB-key consists of three basic components:

         o        finger print scanner
         o Vector Segment Technology processing software tightly and securely integrated with a web browser
         o        identification database residing on a web server

         The user simply logs-on a computer or application residing on a computer using their fingerprint. WEB-key processes a raster scan image which is enhanced using WEB-key software integrated into the web browser. The image enhancing employs a variety of proprietary techniques to improve accuracy and protect against spoofing. The WEB-key software then converts the enhanced image into a unique mathematical representation of the fingerprint using Vector Segment Technology. An encrypted print model is generated for transmission across the Internet to the central WEB-key registry. The WEB-key web server de-encrypts the mathematical model which operates as an index key for searching the database for a match. The web server matches the Vector Segment Technology BIO-key against a database of registered users to obtain a match. If a match is found, the user is allowed access to the protected content on a connected web server.

         WEB-key provides a reliable and secure user authentication solution. WEB-key takes advantage of new security features in Microsoft's Internet Explorer versions 5.5 SP2 and 6.0, in addition to 1024 bit enhanced encryption capabilities integrated with public/private key pairs. WEB-key has also been integrated with Oracle9iRAC and 10g which offers advanced speed, scalability, and reliance to WEB-key's database tier. Additional tools and software based on VST technology are under development.

         We do not currently manufacture any hardware and do not intend to in the future. We rely on OEMs, systems integrators and other licensees of our software to supply the necessary hardware, including optical readers. We have relationships with hardware manufacturers which enable us to supply readers as an integrated solution when necessary. Our technology includes proprietary open architecture communication software which allows virtually any reader to be integrated with our technology. Our software has been integrated with readers manufactured by Polaroid, Authentec, Ethentica, CrossMatch, ST Micro, Secugen, Fujitsu, TesTec, Silex, StarTek, Targus, and other independent manufactures.

POTENTIAL MARKET

         The growth of electronic fingerprint identification will be driven by the need for secure access to private applications and proprietary databases residing on both private and public network infrastructures. The scope of these opportunities include:

         o corporations that increasingly rely upon the exchange and distribution of proprietary information among staff using intranet or other private networks
         o business-to-business e-commerce among trading partners which share confidential information on a secure basis
         o business-to-consumer e-commerce where the e-commerce service provider wants to restrict access to paying subscribers
         o Government Regulations such as HIPPA and Gram Leach Bliley which are forcing the sucure management of user identities
         o Application software providers that require secure access to applications such as Single Sign On, HR, ERP, Point of Sale, Check Cashing, and Medical Records

         Although electronic commerce has many benefits, the geographical separation of buyers from sellers creates a significant problem arising from the opportunity for fraud. Firewall and encryption software address important aspects of security but do not address the fraud problem inherent in the potential anonymity of a remote user. Corporate intranets are an equally attractive and compelling market. Corporations increasingly rely upon intranet infrastructure for the dissemination of proprietary business data throughout an organization. Since access rights to different classes of data vary among employees, password identification and authorization is integral to all corporate networks.

         The current solution to these issues is the association of passwords and PIN numbers with individuals. This solution requires employees or users to remember or retain a growing number of keys cards, passwords and PIN numbers and employers or Internet companies to periodically change passwords and PIN numbers to maintain their integrity. Since such information can be stolen or shared, they provide no assurance that the user is actually who they claim to be. WEB-key has been designed to address each of these concerns. We believe that augmenting or replaceing traditional passwords presents a substantial market opportunity. Our technology could virtually replace and eliminate the need for passwords and the associated administrative costs while providing a higher assurance of identity security and user convenience. Government, aviation/transportation and enterprise security present significant additional opportunities.

MARKETING AND DISTRIBUTION

         Our marketing and distribution efforts consist of:

         o Developing strategic alliances with technology leaders such as Oracle, Netegrity, Hewlitt Packard, Autodesk and others
         o Promoting biometric technology and our offerings through industry trade shows, public speaking engagements, press activities and partner marketing programs
         o Directing licensing efforts to, among others, original equipment manufacturers ("OEMs"), application developers and system integrators.
         o Building a reseller, integrator, partner network and a direct sales team

         Direct Selling Efforts. Our current selling efforts are conducted primarily through our expanded direct sales organization. Our sales team consists of our vice president of sales, three area sales directors, a business integration manager to support sales efforts with partners, ISV's, OEM's and the indirect channel, and a senior sales support representative to support all direct and indirect sales campaigns.

         Strategic Alliances and Partnerships. We attend and actively participate in various product conferences and conventions in the technology and security industries to generate market awareness of biometric technology generally, and our offerings specifically. During the past year, we have strengthened our alliance with Oracle having been recognized as Certified Partner in the Oracle Partner Network. We support the Oracle e-business suite of applications and provide the biometric enabler for the Oracle Single Sign on product. We are a development partner with Oracle which provides the underlying database used for true user identification and "on demand" alias checking. As a development partner, we participate in Oracle Trade Shows such as Oracle Open World and Oracle Apps World.

         We have formed alliances with other industry leaders. We are a Premier Partner of Netegrity, a leader in the identity management, whose [LOGON/IDENTITY] technology is used by over 800 corporate accounts with over 2.5 million users. We have developed a biometric interface allowing users of Netegrity to enhance the traditional methods of user identification, which we intend to aggressively market through the Netegrity Partner and Integrator Network. We are also working with Choicepoint, a leader in civil identification and background checks, to thwart identity theft in the commercial marketplace. One solution being deployed is a check cashing application where individuals would use fingerprint biometrics to truly verify that they are the individual carrying the credentials and authorized to conduct the transaction. Other solutions utilizing the strength of Choicepoint products and services are currently being developed.

         Public and Private Sector. The events of September 11th have heightened the need for securing data dissemination throughout and between government agencies and automating the positive identification of personnel. We believe our finger identification technology coupled with the capabilities of our alliance partners are the most advanced solutions capable of meeting these needs. In this regard, we were recently awarded a contract to ensure the secure access, transmission and retrieval of critical government and public sector information. We are also working with the National Sheriff's Association and the Pegasus Research Foundation to provide biometric authentication for secure sharing of critical data to Sheriff's offices and first responders across the country. We expect the initial rollout to grow from the initial 220 Sheriff's locations.

         Licensing. We target both Internet infrastructure companies and large portal providers as licensees of our WEB-Key solution. On the Internet infrastructure side, we seek to partner with Internet server manufacturers, providers of database and data warehouse engine software, horizontally positioned application engines, firewall solution providers and peripheral equipment manufacturers. On the portal side, we are targeting financial service providers such as credit and debit card authorization and issuing institutions, Internet retailers, business-to-business application service providers (ASPs) and corporate intranets. During 2003, we commenced a direct selling effort of WEB-key and VST and entered into license agreements with OEMs and system integrators to develop applications for distribution to their respective customers. We expect to continue to generate revenue during the remainder of 2004 from existing and new customer relationships.

         We are also addressing the security needs of application providers in the following vertical markets:

         o Government: Northup Grumann has deployed a pilot within the Department of Defense to cross credential visitors and contractors to certain military bases using our technology.
         o Education: Educational Biometrics has incorporated our technology to enable school children to pay for school lunch programs and checkout library books using their fingerprints. VST technology enabled Educational Biometrics to easily enroll these children and reduce the time students spend in lunch line and administrative costs of managing passwords and collecting payments.
         o Healthcare: Biometric Technologies, a licensee in South Africa, is utilizing our technology to minimize fraud for health service providers.

                  The integration of our biometric solution to truly identify individuals presenting insurance cards will reduce losses due to identity fraud.
         o Financial: We are working with several partners focusing on financial applications such as check cashing, point of sale systems and employee trusted identification cards, as well as customer facing applications over the internet.

COMPETITION

         The markets for our products and technologies are developing and are characterized by intense competition and rapid technological change. No assurance can be given that our competitors will not develop new or enhanced technologies that will offer superior price, performance or function features or render our products or technologies obsolete.

         In addition to existing commonplace methods of restricting access to facilities such as pass cards, PIN numbers, passwords, locks and keys, there are numerous companies involved in the development, manufacture and marketing of fingerprint biometrics products to government, law enforcement and prison markets. These companies include, but are not limited to, PRINTRAK International, IDENTIX, and Bioscript

         Most current automated fingerprint identification product sales have been for government and law enforcement applications, which are typically priced higher than our products and licensing arrangements. Although most companies targeting consumer application markets have completed the development of their products, biometric products and technologies have not been widely accepted in the commercial markets. Most companies competing for commercial opportunities are in the business of selling scanning devices and tie their algorithm to a specific device. We have created a "device independent" algorithm that provides for flexibility in choosing the correct device, optical or tactile sense to fit the application served.

         With current non-biometric technologies, the user must typically possess a key, card, or bit of information such as a PIN number or password. These systems are easily defeated by obtaining possession of the key, card, or password, or by counterfeiting the key or card. The Company's biometric technology is intended to replace such systems and substantially reduce the related security breaches. Although biometric based "verification" systems can identify a person and prevent unauthorized persons from entering into a restricted area, such systems do not eliminate the need for PIN numbers, cards, keys or tokens. By contrast, our identification technology typically does not require the use of any such additional identifier other than the person's fingerprint and "identifies" rather than "verifies" the subject. We believe that such end-user convenience creates a meaningful competitive advantage for the Company. There can be no assurance, however, that our competitors will not develop similar or superior "identification" technology, which could have a material adverse effect on our financial condition and results of operation. We will also be competing for market share with other biometric technologies including hand geometry, iris scanning, retinal scanning, and signature verification, as well as existing lock/security/card technology.

INTELLECTUAL PROPERTY RIGHTS

         Our technology consists of knowledge and information relating to computer software and methods, which is used to create an automated process of capturing, processing, analysis and matching of a fingerprint for authorization purposes. Matching can be performed against existing databases or individual samples. We have patent application claims on our algorithm technologies, called Vector Segment Technology, our authentication solutions security framework, called WEB-key, our trusted device communication methodologies, and our secure template processes. There can be no assurance that any patents will be issued, or that, if issued, we will have the resources to protect any such issued patent infringement. Although we believe that its technology does not infringe upon patents held by others, no assurance can be given that such infringements do not exist.

         Our technology consists of software. We take measures to ensure copyright and license protection for our software releases prior to distribution. Where possible, the software is licensed in an attempt to ensure that only licensed and activated software functions to its full potential. This provides a mechanism to combat cloning of products.

         We believe we have developed common law trademark rights in the terms SACman(tm), SACcat(tm), SACremote(tm), BIO-key(tm), True User
Identification(tm), and WEB-key and have filed federal trademark applications. We do not claim any additional trademarks.

RESEARCH AND DEVELOPMENT

         During fiscal years ended December 31, 2002 and 2003, we spent approximately $1,085,000 and approximately $1,037,000, respectively, on research and development. Our limited customer base did not directly bear these costs, which were principally funded through outside sources of equity and debt financing.

         Although we believe that our identification technology is one of the most advanced and discriminating fingerprint technologies available on the market today, the markets in which we compete are characterized by rapid technological change and evolving standards. In order to maintain our position in the market, we will continue to upgrade and refine our existing technologies. During 2004, our research and development effort will be focused on the continued evolution of our Web based authentication solution, furthering the VST algorithm, SDK and Web-key. Our goal is to provide a full identification solution enabling the identification of individuals with a single finger scan, to a population of 1,000,000 prints on a standard Oracle platform in less than five seconds.

GOVERNMENT REGULATION

         We are not currently subject to direct regulation by any government agency, other than regulations generally applicable to businesses. However, in the event of any international sales, we would likely be subject to various domestic and foreign laws regulating such exports and export activities.

ENVIRONMENTAL REGULATION

         As of the date of this Report, we have not incurred any material expenses relating to the compliance with federal, state or local environmental laws and do not expect to incur any material expenses in the foreseeable future.

EMPLOYEES AND CONSULTANTS

         We currently employ sixteen (16) individuals on a full-time basis; seven (7) in engineering, research and development, three (3) in finance and administration and six (6) in sales and marketing. We also utilize four (4) consultants who provide engineering and technical services and two (2) who provide financial consulting services. We anticipate retaining additional sales and marketing personnel within the next twelve (12) months to execute our business plan.

                                  RISK FACTORS

         The following material risk factors, among others, may affect the Company's financial condition and results of operations.

                          BUSINESS AND FINANCIAL RISKS

         BASED ON OUR LACK OF SIGNIFICANT REVENUE SINCE INCEPTION, RECURRING LOSSES FROM OPERATIONS AND A STOCKHOLDERS' DEFICIT, OUR AUDITORS HAVE INCLUDED AN EXPLANATORY PARAGRAPH IN THEIR OPINION AS TO THE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         We have met our working capital requirements through financing transactions involving the public or private placement of our securities. We do not expect our current working capital to support our operations through December 2004 and we are in need of substantial additional capital to fund operations. Since our inception, we have not generated any significant revenue and have experienced substantial losses, including approximately $3,826,000 during 2003. We also have a stockholders' deficit as of December 31, 2003. As a result of these factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2003 as to the substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared in accordance with accounting principals generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

         SINCE OUR FORMATION, WE HAVE GENERATED MINIMAL REVENUE AND HAVE SUSTAINED SUBSTANTIAL OPERATING LOSSES. WE EXPECT TO CONTINUE TO HAVE NEGATIVE CASH FLOW FOR THE IMMEDIATE FUTURE WHICH WILL REQUIRE US TO RAISE ADDITIONAL CAPITAL TO CONTINUE OPERATIONS.

         We were formed in 1993 and have yet to generate any significant revenue. From inception through December 31, 2003, we have accumulated a deficit of approximately $27,676,000 and negative cash flow from operations of approximately $19,038,000. As of

December 31, 2003, we had positive working capital of approximately $1,085,000, but a stockholders' deficit of approximately $9,136,000. Since our inception, we have focused almost exclusively on developing our core technology and have not generated any significant revenue. In order to generate revenue, we have developed a direct sales force and anticipate the need to retain additional sales, marketing and technical support personnel and incur substantial expenses. We can not assure you that we will be able to secure these necessary resources, that a significant market for our technology will develop or that we will be able to achieve our targeted revenue. For these reasons, we anticipate that our negative cash flow will continue.

         WE NEED SUBSTANTIAL ADDITIONAL FINANCING TO EXECUTE OUR BUSINESS PLAN WHICH MAY NOT BE AVAILABLE. IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL OR GENERATE SIGNIFICANT REVENUE, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS BEYOND 2004.

         We need substantial additional capital to expand our marketing and sales efforts. Our current resources are insufficient to fund operations beyond 2004. We believe we need an additional $3,600,000 to support operations for the next 12 months and an additional $5,000,000 to $8,000,000 to execute our business plan to substantially increase revenue. For these reasons, we are currently seeking to obtain additional financing through the issuance of debt or equity securities on a negotiated private placement basis with institutional and accredited investors. We have not and cannot assure you that we will ever be able to secure any such financing on terms acceptable to us. If we cannot obtain such financing or generate such revenues, we will not be able to execute our business plan or continue operations.

         OUR TECHNOLOGY HAS YET TO GAIN WIDESPREAD MARKET ACCEPTANCE AND WE DO NOT KNOW HOW LARGE OF A MARKET WILL DEVELOP FOR OUR TECHNOLOGY.

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

         For these reasons, we are uncertain whether our technology will gain widespread acceptance in any commercial markets or that demand will be sufficient to create a market large enough to produce significant revenue or earnings. Our future success depends upon business customers adopting biometrics generally, and our solution specifically.

         BIOMETRIC TECHNOLOGY IS A NEW APPROACH TO INTERNET SECURITY WHICH MUST BE ACCEPTED IN ORDER FOR OUR WEB-KEY(TM) SOLUTION TO GENERATE SIGNIFICANT REVENUE.

         Our Web-key(TM) authentication initiative represents a new approach to Internet security which has been adopted on a limited basis by companies which distribute goods, content or software applications over the Internet. The implementation of our WEB-Key(TM) solution requires the distribution and use of a finger scanning device and integration of database and server side software. Although we believe our solution provides a higher level of security for information transmitted over the Internet than existing traditional methods, unless business and consumer markets embrace the use of a scanning device and believe the benefits of increased accuracy outweigh implementation costs, our solution will not gain market acceptance.

         OUR SOFTWARE MAY CONTAIN DEFECTS WHICH WILL MAKE IT MORE DIFFICULT FOR US TO ESTABLISH AND MAINTAIN CUSTOMERS.

         Although we have completed the development of our core technology, it has only been used by a limited number of business customers. Despite extensive testing during development, our software may contain undetected design faults and software errors, or "bugs" that are discovered only after it has been installed and used by customers. Any such default or error in new or existing software or applications could cause delays in delivering our technology or require design modifications. These could adversely affect our competitive position and cause us to lose potential customers or opportunities. Since our technology is intended to be utilized to secure physical and electronic access, the effect of any such bugs or delays will likely have a detrimental impact on us. In addition, given that biometric technology generally, and our technology specifically, has yet to gain widespread acceptance in the market, any delays would likely have a more detrimental impact on our business than if we were a more established company.

         While we have commenced a significant sales and marketing effort, we have only developed a limited distribution channel and may not have the resources or ability to sustain these efforts or generate any meaningful sales.

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

         As a technology licensing company, our success will depend upon the ability of these manufacturers and developers to effectively integrate our technology into products and services which they market and sell. We have no control over these licensees and can not assure you that they have the financial, marketing or technical resources to successfully develop and distribute products or applications acceptable to end users or generate any meaningful revenue for us. These third parties may also offer the products of our competitors to end users.

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

         WE DEPEND ON OUR CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER AND NEED ADDITIONAL MARKETING AND TECHNICAL PERSONNEL TO SUCCESSFULLY MARKET OUR TECHNOLOGY. WE CAN NOT ASSURE YOU THAT WE WILL BE ABLE TO RETAIN OR ATTRACT SUCH PERSONS.

         A loss of our current Chairman of the Board of Directors or Chief Executive Officer could severely and negatively impact our operations. We have an employment contract with Michael W. DePasquale, our Chief Executive Officer. Although the contract does not prevent him from resigning, it does contain confidentiality and non-compete clauses which are intended to prevent him from working for a competitor within one year after leaving our Company. We continue to retain additional employees with expertise in developing, marketing and selling software solutions. In order to successfully market our technology, we will need to retain additional engineering, technical support and marketing personnel. The market for such persons remains highly competitive and our limited financial resources will make it more difficult for us to recruit and retain qualified persons.

         WE CAN NOT ASSURE YOU THAT THE LIMITED INTELLECTUAL PROPERTY PROTECTION FOR OUR CORE TECHNOLOGY PROVIDES A MEANINGFUL COMPETITIVE ADVANTAGE OR BARRIER TO ENTRY AGAINST OUR COMPETITORS.

         Our success and ability to compete is dependent in part upon proprietary rights to our technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets and technical measures to protect our propriety rights. We have filed a patent application relating to both the optic technology and biometrics solution components of our technology wherein several claims have been allowed. More recently, we filed a patent application with respect to our VST(TM) (Vector Segment Technology), the core algorithm of our biometric identification solution. We can not assure you that any patents will be issued, or that, if issued, that we will have the resources to protect any patent from infringement. Although we believe our technology does not currently infringe upon patents held by others, we can not assure you that such infringements do not exist or will not exist in the future, particularly as the number of products and competitors in the biometric industry segment grows.

                        RISKS RELATED TO OUR COMMON STOCK

         WE HAVE ISSUED A SUBSTANTIAL NUMBER OF SECURITIES CONVERTIBLE INTO SHARES OF OUR COMMON STOCK WHICH WILL RESULT IN SUBSTANTIAL DILUTION TO THE OWNERSHIP INTERESTS OF OUR EXISTING SHAREHOLDERS.

         As of March 23, 2004, 23,351,338 shares of our common stock were reserved for issuance upon exercise or conversion of the following securities:

         o 10,401,731 upon exercise of outstanding stock options and warrants.
         o 799,208 shares upon exercise of options available for future grant under our existing option plans.
         o 2,933,333 shares upon conversion of our secured convertible notes due October 1, 2005.
         o        8,666,666 shares or more upon conversion of our outstanding shares of series C convertible preferred stock.
         o        550,400 or more shares upon conversion of our outstanding
                  shares of series B convertible preferred stock.

         The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing shareholders.

         A SUBSTANTIAL NUMBER OF OUR CONVERTIBLE SECURITIES ARE CONVERTIBLE INTO SHARES OF COMMON STOCK AT A CONVERSION PRICE OF $.75 PER SHARE. MOST OF THESE SHARES ARE ELIGIBLE FOR PUBLIC RESALE. THE TRADING PRICE OF OUR COMMON STOCK AND OUR ABILITY TO RAISE ADDITIONAL FINANCING MAY BE ADVERSELY EFFECTED BY THE INFLUX INTO THE MARKET OF SUCH A SUBSTANTIAL NUMBER OF SHARES.

         Our outstanding convertible preferred stock and notes are convertible into 12,150,399 shares of common stock at a per share conversion price of $.75 which is substantially less than the current trading price of our shares. Although many of the shares issuable upon conversion of our convertible securities are eligible for public resale under Securities Exchange Commission Rule 144, we have agreed to file a registration statement to cover the public resale of all of these shares. This significant increase in the number of shares available for public sale may have a negative impact on the trading price of our shares and substantially dilute the ownership interests of our existing shareholders. In the event that our stock trades below $.75 per share, in order to raise additional financing we would likely be required to issue additional shares of common stock or securities convertible into common stock at a purchase or conversion price, as applicable, of less than $.75 per share. Any issuance of shares at a purchase price of less than $.75 per share would reduce the conversion price of our series C preferred shares to such lower price. This would require us to issue additional shares upon conversion of our series C preferred shares and further dilute the ownership interests of our existing shareholders. To the extent these factors are viewed negatively by the market, it may provide an incentive for persons to execute short sales of our common stock that could adversely affect the trading price of our common stock.

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

         WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

         We have never declared or paid a dividend on our common stock. In addition, the terms of our outstanding series C preferred shares preclude us from declaring or paying a dividend on our common stock unless a dividend is also declared or paid, as applicable, on our series C preferred shares. We intend to retain earnings, if any, for use in the operation and expansion of our business and, therefore, do not anticipate paying any dividends on our common stock in the foreseeable future.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         We do not own any real estate. We conduct operations from leased premises in Eagan, Minnesota. We lease approximately 6,000 square feet of space at 1285 Corporate Center Drive, Suite No. 175 under a four-year lease, which terminates on August 31, 2007 and currently provides for monthly rent of $2,842. We believe that its current facility is adequate for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         We are is not a party to any material pending legal proceeding nor are we aware of any proceeding contemplated by any governmental authority involving the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock currently trades on the OTC Bulletin Board under the symbol "BKYI". The following table sets forth the range of high and low bid prices per share of our common stock for each of the calendar quarters identified below as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

         2003:                                      HIGH           LOW
         ----                                       ----           ---

         Quarter ended December 31, 2003            $1.40          $.53
         Quarter ended September 30, 2003             .59           .38
         Quarter ended June 30, 2003                  .64           .30
         Quarter ended March 31, 2003                 .73           .35

         2002:                                      HIGH            LOW
         ----                                       ----            ---

         Quarter ended December 31, 2002            $.74           $.33
         Quarter ended September 30, 2002            .50            .26
         Quarter ended June 30, 2002                 .75            .38
         Quarter ended March 31, 2002               1.20            .61


         The last price of our common stock as reported on the OTC Bulletin Board on March 23, 2004 was $1.55 per share.

HOLDERS

         As of March 23, 2004 the number of stockholders of record of our common stock was 175. Based on broker inquiry conducted in connection with the distribution of proxy solicitation materials in connection with the Company's special meeting of shareholders in 2002, we believe that there are approximately 1,900 beneficial owners of its common stock.

DIVIDENDS

         We have not paid any cash dividends to date, and have no intention of paying any cash dividends on our common stock in the foreseeable future. The terms of our outstanding series C preferred shares preclude us from declaring or paying a dividend on our common stock unless a dividend is also declared or paid, as applicable, on our series C preferred shares. The declaration and payment of dividends is also subject to the discretion of our Board of Directors and certain limitations imposed under the Minnesota Business Corporation Act. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES.

         1. On October 31, 2003, we issued a Secured 7% Convertible Promissory
Note in the principal amount of up to $2,500,000 to The Shaar Fund Ltd. Upon closing, we received cash proceeds of $600,000. The Purchase Agreement provides for incremental monthly advances in the amount of $200,000 conditioned upon us satisfying certain covenants. The Note was recently amended and currently provides for the principal and accrued interest due under the Note to be converted at the option of the holder into either common stock at a conversion price of $.75 per share or series C convertible preferred stock at a conversion price of $100 per share. The Note and accrued interest is due and payable on October 1, 2005. The Note was issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder, without payment of underwriting discounts or commissions to any person.

         2. Between December 11, 2003 and March 2, 2004, we issued an aggregate of 4,120,345 shares of common stock upon conversion of $2,538,938 principal amount and $551,321 of accrued interest due under our Secured Convertible Note dated November 26, 2001. The shares were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder without payment of underwriting discounts or commission to any person.

         3. On March 3, 2004, we issued 65,000 shares of series C convertible preferred stock to The Shaar Fund Ltd. in exchange for the cancellation of $5,736,232 principal amount of outstanding convertible promissory notes and $758,302 of accrued interest due therunder. The series C convertible preferred are convertible at the option of the holder into common stock at a conversion price of $.75 per share, subject to certain anti-dilution adjustments. The securities were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder, without payment of underwriting discounts or commissions to any person.

SERIES C CONVERTIBLE PREFERRED STOCK

         In March 2004, we designated 100,000 shares of preferred stock as Series C Convertible Preferred Stock (the "Series C Shares") of which 65,000 are issued and outstanding. The Series C Shares accrue a cumulative annual dividend of 7% on the $100 face amount of such shares payable June 15 and December 15 each year in shares of common stock. In the event of a liquidation, dissolution or winding up of the Company, the Series C shares have a liquidation preference of $100 per share (plus all accrued and unpaid dividends thereon) prior to any payment or distribution to holders of our common stock. The Series C Shares are convertible into common stock at a conversion price of $.75 per share. The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends or reclassifications. Subject to certain exceptions, in the event we issue additional shares of common stock at a purchase price less than the conversion price of the Series C Shares, the conversion price shall be lowered to such lesser price. In the event that the trading price of our common stock is less than $1.00 per share for thirty (30) consecutive trading days at any time after March 3, 2007, we will be required to redeem the Series C Shares by payment of $100 per share plus all accrued and unpaid dividends due thereon. We are required to obtain the consent of the holders of a majority of the Series C Shares in order to, among other things, issue any shares of preferred stock that are equal to or have a preference over the Series C shares or other securities of the Company other than options, warrants or common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

         This Management's Discussion and Analysis and Plan of Operation and other parts of this Report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the section captioned "RISK FACTORS" in Item 1 and elsewhere in this Report. The following should be read in conjunction with our audited financial statements included elsewhere herein.

OVERVIEW

         We develop and market proprietary fingerprint identification biometric technology and software solutions. We pioneered the development of automated, finger identification technology that can be used without the aid of non-automated methods of identification such as a personal identification, password, token, smart card, ID card, credit card, passport, drivers license or other form of possession or knowledge based identification. This advanced BIO-key(TM) identification technology improves both the accuracy and speed of finger-based biometrics and is the only finger identification algorithm that has been certified by the International Computer Security Association (ICSA).

         Since our inception in 1993, we have spent substantial time and effort in completing the development of what we believe is the most discriminating and effective finger biometric technology available. During the past two years, our focus has shifted to marketing and selling this technology. We have built a direct sale force of professionals with substantial experience in selling technology solutions to government and corporate customers. We expect to continue to add additional qualified personnel in 2004.

         During 2003, we entered into a number of licensing and development agreements and generated approximately $524,000 of revenue. Certain of these arrangements have resulted in our technology being used in commercial applications on a run time basis and we are beginning to generate recurring revenue. We will continue to focus a substantial amount of resources on our sales and marketing efforts and expect revenues to increase substantially during 2004. Our primary objective in 2004 is to generate revenue and increase the recognition, use and acceptance of our technology in the market. To accomplish this, all sales efforts are focused on moving evaluation and development relationships to run time license arrangements as quickly as possible. We continue to see increases in qualified leads resulting in evaluation licenses and run time licenses. Our biggest challenge is obtaining financial and human resources to pursue and follow up on all opportunities available to us.

         Although recent security concerns relating to the identification of individuals has increased interest in biometrics generally, it has yet to gain widespread commercial acceptance. We continue to see increasing acceptance of biometric technology and believe the market for our technology is large enough for us to become a successful revenue generating company. Continued concerns regarding security and increased corporate spending on technology are key external conditions which may affect our ability to execute our business plan.

         Based on available cash resources, existing funding obligations and projected revenue, we believe our existing financial resources will be sufficient to sustain operations for the foreseeable future. Due to, among other factors, our history of losses and limited revenue, our independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2003 as to the substantial doubt about our ability to continue as a going concern. Our long-term viability and growth will depend upon the successful commercialization of our technologies and our ability to obtain adequate financing, among other matters, as to which there can be no assurances.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 AS COMPARED TO YEAR ENDED DECEMBER 31, 2002:

REVENUES

         We generated revenues of approximately $524,000 during 2003 as compared to approximately $155,000 during 2002. Our 2003 revenues consisted of approximately $411,000 from license fees and approximately $113,000 from products and services as compared to approximately $131,000 from license fees and approximately $24,000 from sales of products and services during 2002. We expect 90% of our future revenues to be generated from license fees and the balance from product sales. We expect revenues to continued to increase during 2004, as we enter into new licensing arrangements and our existing arrangements lead to recurring run time licenses.

COSTS AND OTHER EXPENSES

         Selling, general and administrative expenses. Selling, general and administrative expenses increased approximately $192,000 to approximately $2,118,000 during 2003 as compared to approximately $1,926,000 in 2002. Of the increase, approximately $182,000 was related to increased sales and marketing activity, approximately $137,000 was related to an increase in general administrative costs, approximately $266,000 was related to an increase in costs for administrative personnel, and approximately $76,000 was related to an increase in professional services. These amounts were offset by a decrease in marketing consulting costs of approximately $469,000 in 2003. Although we continue to closely monitor expenses, we expect marketing, sales and technical support expenses to increase in 2004 as we continue to focus on generating revenue and supporting our growing customer base. Accordingly, we expect selling, general and administrative expenses to increase during 2004.

         Research and Development. Research, development and engineering expenses decreased approximately $47,000 to approximately $1,037,000 in 2003 as compared to approximately $1,084,000 in 2002. Of the decrease, approximately $58,000 was related to a decrease in general development expense, and approximately $44,000 was related to a decrease for services of outside programming sub-contractors. This was offset by an approximate $55,000 increase in personnel costs. Having completed the development of our core technology, research and development expenses in 2004 will consist of enhancing existing software and reacting to customer feedback. We expect research and development costs to stabilize during 2004.

         Interest Expense. Interest expense decreased approximately $53,000 to approximately $1,110,000 in 2003 as compared to approximately $1,163,000 in 2002. The decrease was due to a net decrease during 2003 of the amortization of discounts applicable to convertible debt issued during 2001 arising from the warrants issued with such convertible debt and the beneficial conversion features of such debt. We recently converted $6.5 million of long term debt and accrued interest into convertible preferred stock. Unless we are required to raise any necessary financing through issuance of debt securities, we expect interest expenses to decrease substantially in 2004.


YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO YEAR ENDED DECEMBER 31, 2001:

REVENUES

         The Company generated revenues of $155,399 during 2002 consisting of $128,860 from license fees and $26,539 from sales of products and services. The Company expects to continue to generate revenue during 2003, primarily from licensing fees. The Company did not generate any revenue during 2001.

COSTS AND OTHER EXPENSES

         Selling, general and administrative expenses. Selling, general and administrative expenses increased $607,863 to $1,926,328 during 2002 as compared to $1,318,465 in 2001. Of the increase, $392,425 was related to sales and marketing costs associated with the implementation of the Company's revised business plan, $549,773 was related to the engagement of a marketing consultant, $110,552 was related to the engagement of a investor relations firm, and $129,755 was related to professional services associated with debt restructuring and the filing of a registration statement. These amounts were offset by $536,625 related to a decrease in penalties incurred in 2001 for failing to file a registration statement covering the public sale of common shares issuable upon conversion of the Company's Series A Convertible Preferred Stock, $13,435 related to a decrease in costs for administrative personnel, and $24,582 related to a decrease in general administrative costs. Although the Company continues to closely monitor expenses to reduce overhead, it expects marketing expenses to increase as it continues to focus on generating revenue and does not expect to further materially reduce general and administrative expenses during 2003.

         Research and Development. Research, development and engineering expenses increased $136,581 to $1,084,513 in 2002 as compared to $947,932 in 2001. Of the increase, $227,265 was related to an increase in personnel costs and $58,846 was related to a increase in general development expense. This was offset by $149,530 related to a decrease for services of outside programming sub-contractors. The Company expects research and development costs to increase during 2003.

         Interest Expense. Interest expense increased $845,308 to $1,162,935 in 2002 as compared to $317,627 in 2001. The increase was due to a net increase in indebtedness of approximately $1,514,000 during 2002 and the amortization of discounts applicable to convertible debt issued during 2001 arising from the warrants issued with such convertible debt and the beneficial conversion features of such debt.

NET OPERATING LOSS CARRYFORWARDS

         As of December 31, 2003, we had federal net operating loss carryforwards of approximately $24,504,000. The carryforwards expire between 2011 and 2023. Such net operating carryforwards may be limited in the future in the event of a change in ownership of the Company as defined in the Internal Revenue Code.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities during 2003 was approximately $2,857,000, and was principally due to operating losses. The operating losses were primarily funded by proceeds from the sale of secured convertible notes, and cash on hand at December 31, 2002.

         Net cash provided by financing activities in 2003 was approximately $3,948,000, which consisted of the issuance of approximately $3,886,000 principal amount of long term notes and short term advances to The Shaar Fund Ltd. (the "Investor") between January and November 2003, and approximately $62,000 upon exercise of options and warrants.

         Working capital increased approximately $8,384,000 during 2003 to approximately $1,085,000 on December 31, 2003 as compared to a deficit of approximately $7,299,000 on December 31, 2002. This increase is principally due to extending the maturity date of approximately $9,300,000 principal amount of current maturities of long term obligations and approximately $1,131,000 of accrued interest until October 1, 2005.

         On October 31, 2003, we entered into an amendment to the January 27, 2003 note purchase agreement with the Investor to provide up to $2,500,000 of additional financing pursuant to the terms of a secured promissory note (the "Secured Note"). Of this amount, $600,000 was advanced at closing, $1,600,000 was funded between December 3, 2003, and February 26, 2004 with the balance to be funded in incremental monthly installments between March and October 2004. The Secured Note is due October 1, 2005, is secured by substantially all of our assets including our intellectual property, accrues interest at the rate of 7% per annum payable on maturity, and may be prepaid without penalty. The principal amount and accrued interest is convertible at the option of the Investor into either shares of common stock at a conversion price of $.75 per share or shares of series C preferred stock at a conversion price of $100 per share. In the event we complete a private placement of our equity securities resulting in gross proceeds in excess of $5,000,000 on or before June 30, 2004, the principal and accrued interest shall at the option of the Investor, be either converted into such equity securities at a conversion price equal to he sale price of such securities or repaid in cash.

         Under the note purchase agreement, the Investor agreed to provide up to $2,500,000 of additional financing in incremental monthly installments during the 12 month period commencing November 1, 2003 of which $2,200,000 has been advanced. Any such funding will be provided pursuant to the Secured Note on the terms described above. The Investor's obligation to provide this financing is conditioned upon:

         o Our being in compliance with all material obligations under the note purchase agreement between the parties and the Note.

         o The continued truth and accuracy of all of our the representations and warranties set forth in the note purchase agreement.

         o The average closing bid price of our common stock during the calendar month preceding the advance exceeding $1.00 per share.

Provided the forgoing conditions are satisfied, funds are advanced on the first day of each month upon our written request.

         Pursuant to a recapitalization transaction in March, 2004, all existing promissory notes payable to the Investor other than the Secured Note, together with all accrued and unpaid interest due thereon (approximately $6,500,000) were cancelled and converted into 65,000 shares of series C convertible preferred stock. Series C Shares are convertible into common stock at a conversion price of $.75 per share. In the event that the trading price of our common stock is less than $1.00 per share for thirty (30) consecutive days at any time after March 3, 2007, we will be required to redeem the Series C Shares at a redemption price of $100 per share plus all accrued and unpaid dividends due thereon.

         We have agreed to file a registration statement covering the public resale of the shares of common stock issuable upon conversion of the Secured Note and Series C shares.

         We do not expect any material capital expenditures during the next twelve months. Our proposed acquisition of Public Safety Group, Inc., contemplates that approximately $500,000 of the purchase price will be payable in cash. As of the date of this Report, no agreement has been executed. Accordingly, there can be no assurance that the transaction will be completed.

         Since January 7, 1993 (date of inception), our capital needs have been principally met through proceeds from the sale of equity and debt securities.

         We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

         As of March 15, 2004, we had cash resources of approximately $900,000. Pursuant to our agreement with the Investor, $300,000 of additional financing is available to us upon fulfillment of the conditions described above. Although the Investor has, in the past, provided financing to us notwithstanding that all of the conditions have not been satisfied, there can be no assurance that it will continue to do so. We currently require approximately $400,000 per month to conduct operations. During 2003, we entered into license agreements, generated approximately $524,000 of revenue and expect to continue to generate increasing revenue from existing and new relationships during 2004. Anticipated revenues are expected to defray operating expenses and reduce the need for additional financing, but are not expected to be sufficient for us to significantly expand operations. Based on available cash resources and the existing funding obligations, we will need to generate approximately $3,600,000 from operations to maintain operations at current levels for the next twelve (12) months. We believe our current cash resources and anticipated cash flow from operations will enable us to maintain operations at current levels for the foreseeable future. Ideally, we need approximately $5,000,000 to $8,000,000 of additional funding to execute our plan to substantially grow operations and revenue. The additional financing is required to conduct the sales, marketing and technical support necessary to generate and serve a significant customer base.

         In addition to generating revenue, we are seeking to obtain additional financing through the issuance of additional equity securities on a negotiated private placement basis to institutional and accredited investors. As of the date of the Report, we have not reached a definitive agreement with any potential investor regarding the specific terms of an investment. No assurance can be given that any form of additional financing will be available on terms acceptable to us, that adequate financing will be obtained to meet its needs, or that such financing would not be dilutive to existing stockholders. If available financing is insufficient or unavailable or we fail to generate any meaningful revenue, we may be required to further reduce operating expenses, suspend operations, seek a merger or acquisition candidate or ultimately liquidate our assets.

ITEM 7.  FINANCIAL STATEMENTS

         See Financial Statements appearing at pages 42-65.

ITEM 8A. CONTROLS AND PROCEDURES

         An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting identified in connection with that evaluation that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following sets forth certain information about each director and executive officer of the Company.

----------------------------------------------------------------------------------------
      NAME                  AGE                    POSITIONS HELD
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
Thomas J. Colatosti          56      Chairman of the Board of Directors
----------------------------------------------------------------------------------------
Michael W. DePasquale        49      Chief Executive Office and Director
----------------------------------------------------------------------------------------
Gary E. Wendt                62      Chief Financial Officer, Secretary and Director
----------------------------------------------------------------------------------------
Charles P. Romeo             62      Director
----------------------------------------------------------------------------------------
Jeffrey J. May               44      Director
----------------------------------------------------------------------------------------
Randy Fodero                 45      Vice President of Sales and Marketing
----------------------------------------------------------------------------------------

         The following is a brief summary of the business experience of each of the above-named individuals:

         THOMAS J. COLATOSTI has served as a Director of the Company since September 2002 and as Chairman of the Board since January 3, 2003. Mr. Colatosti currently serves as the Chief Executive Officer of American Security Ventures, a Lexington, Massachusetts based consulting firm he founded which specializes in providing strategic management consulting services to emerging and developing companies in the homeland security industry. From 1997 through June 2002, Mr. Colatosti served as the Chief Executive Officer of Viisage Technology, Inc., a publicly traded biometric technology company focusing on biometric face-recognition technology and delivering highly secure identification documents and systems. Between 1995 and 1997, Mr. Colatosti served as President and Chief Executive Officer of CIS Corporation, a higher education industry leader that designed and implemented integrated and flexible systems solutions to manage entire university administrative operations. Prior to CIS, Mr. Colatosti had a 20-year career with Digital Equipment Corporation. His most recent responsibility was Vice President and General Manager, Northeast Area, where he was responsible for a business unit with annual revenues of more than $1.2 billion and 3,000 people. Mr. Colatosti is an active industry security spokesperson testifying before Congressional Committees and advising the White House and other Federal security agencies on homeland security issues. Mr. Colatosti earned a Bachelor of Science degree in Management and Finance as well as a Masters degree in Business Administration from Suffolk University.

         MICHAEL W. DEPASQUALE has served as the Chief Executive Officer and a Director of the Company since January 3, 2003. Mr. DePasquale brings more than 20 years of executive management, sales and marketing experience to the Company. Prior to joining the Company, Mr. DePasquale served as the President and Chief Executive Officer of Prism eSolutions, Inc., a Pennsylvania based provider of professional consulting services and online solutions for ISO-9001/14000 certification for customers in manufacturing, healthcare and government markets, since February 2001. From December 1999 through December 2000, Mr. DePasquale served as Group Vice President for WRC Media, a New York based distributor of supplemental education products and software. From January 1996 until December 1999, Mr. DePasquale served as Senior Vice President of Jostens Learning Corp., a California based provider of multi media curriculum. Prior to Jostes, Mr. DePasquale held sales and marketing management positions with McGraw-Hill and Digital Equipment Corporation. Mr. DePasquale earned a Bachelor of Science degree from the New Jersey Institute of Technology.

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

         CHARLES P. ROMEO has served as a director of the Company since January 29, 2003. Since September 2002, Mr. Romeo has served as the President and Chief Executive

Officer of FreedomBridge Technologies, Inc., a Rhode Island based consulting firm to technology companies in the homeland security industry specializing in implementing direct and channel selling programs, strategic alliances and partnerships in the law enforcement market. Prior to founding FreeedomBridge, Mr. Romeo had a 33 year sales and marketing management career with Digital Equipment Corporation, Compaq Computer Corporation and Hewlett Packard. During his career, Mr. Romeo served as Vice President of Service Sales for a $500 million business unit, and Director of Public Sector Sales, a $275 million division of Hewlett Packard. Mr. Romeo authored The Sales Manager's Troubleshooter, Prentice Hall 1998, which was named as one of the "top 10 must reads" by Sales and Marketing Magazine. Mr. Romeo earned a Bachelor of Science degree in Mathematics and Economics from the University of Massachusetts and an Executive MBA from Babson College.

         RANDY FODERO has served as the Vice President of Sales and Marketing since July 18, 2003 and as a member of the Company's sales organization since March 2003. Mr. Fodero brings more than 20 years of successful executive and sales management experience to the Company. Prior to joining the Company, Mr. Fodero served as director of Global Accounts from Veritas Software from February 2002 until January 2003. Between 1999 and February 2002, Mr. Fodero served in executive sales capacities with both companies in the enterprise software industry, including Agile Software. From 1998 to 1999, Mr. Fodero served as Regional Vice President of Sales for Memco Software, a leading provider of information security software to Fortune 1000 companies, where he was instrumental in increasing sales and enhancing shareholder value in connection with the sale of Memco to Platinum Technology. From 1990 through 1998, Mr. Fodero served as Vice President of Sales of AT&T CommVault Systems, where he grew sales from startup to over $36 million and participated in a management buyout.

DIRECTORS' TERMS OF OFFICE

         Gary Wendt was elected as a director at the Company's 1998 Annual Meeting of Shareholders to hold office for a term of one (1) year until his successor is duly elected and qualified. Michael W. DePasquale and Jeffrey J. May were appointed by the Board of Directors to fill vacancies created by the resignations or death of directors and to serve until the next annual meeting of shareholders until their successors are duly elected and qualified. Thomas J. Colatosti and Charles P. Romeo were appointed by the Board of Directors to serve until the next annual meeting of shareholders until their successors are duly elected and qualified.

BOARD OF DIRECTORS AND AUDIT COMMITTEE FINANCIAL EXPERT

         All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

         Our full Board of Directors acts as our audit committee. We have determined that Gary Wendt who also serves as our Chief Financial Officer, is an "audit committee financial expert," as that term is defined in Item 401(e) of Regulation S-B promulgated under the Securities Act of 1934. Mr. Wendt is not considered to be "independent" as that term is defined in Item 7(b)(3)(iv) of
Schedule 14A under the Securities Exchange Act of 1934.

DIRECTORS COMPENSATION

         Directors who are also officers of the Company receive no additional compensation for serving on the Board of Directors, other than reimbursement of reasonable expenses incurred in attending meetings. The Company's 1996 stock incentive plan provides for the grant of options to purchase 50,000 shares of common stock to each non-employee director upon first being elected or appointed to the Board of Directors. Since 2001, the Company has executed a policy of granting options to purchase 200,000 shares of common stock to each non-employee director upon first being elected or appointed to the Board of Directors. In December 2003, we adopted a policy of issuing options to purchase 50,000 shares of common stock to each non-employee director on an annual basis.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the U.S. Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors and persons who own more than ten percent (10%) of the Company's Common Stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Such officers, directors and ten percent (10%) stockholders are also required by applicable SEC rules to furnish the Company with copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on its review of the copies of such forms received by it, or written representations from such persons that no other reports were required for such persons, the Company believes that during the fiscal year ended December 31, 2003, all
Section 16(a) filing requirements applicable to the Company's officers, directors and ten percent (10%) stockholders were satisfied in a timely fashion except that Mr. Colatosti did not timely file a Form 4 in connection with his open market purchase of 5,000 shares of common stock deemed to be executed on August 22, 2003.

CODE OF ETHICS

         We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and (v) accountability for adherence to the code.

         A copy of the our Code of Ethics is available on our website at www.bio-key.com.
---------------

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth a summary of the compensation paid to or accrued by our chief executive officer and all of our other executive officers as of December 31, 2003 whose compensation exceeded $100,000 in 2003 (the "named executive officers") for each of the fiscal years ended December 31, 2001, 2002 and 2003:

                           SUMMARY COMPENSATION TABLE

     NAME AND PRINCIPAL           FISCAL                                        SECURITIES UNDERLYING
         POSITION                  YEAR         SALARY($)      BONUS ($)            OPTIONS (#)
         --------                  ----         ---------      ---------            -----------
Michael W. DePasquale (1)          2003          148,943        25,000               1,080,000
     Chief Executive Officer

Randy Fodero (2)                   2003          111,837            --                 600,000
     Vice President Sales
      And Marketing

(1) Mr. DePasquale became employed as our Chief Executive Officer on January 3, 2003.
(2)      Mr. Fodero became an executive officer of the Company on July 18, 2003.


                  OPTION GRANTS IN YEAR ENDED DECEMBER 31, 2003

         The following table sets forth all options granted during the year ended December 31, 2003 to each of the named executive officers.

                                  NUMBER OF SECURITIES     PERCENT OF TOTAL OPTIONS     EXERCISE
                                       UNDERLYING           GRANTED TO EMPLOYEES IN      PRICE
            NAME                    OPTIONS GRANTED               FISCAL YEAR           $/SHARE     EXPIRATION DATE
            ----                    ---------------               -----------           -------     ---------------
Michael W. DePasquale                 580,000 (1)                    23.8%               $ 0.53        01/02/2010
Michael W. DePasquale                 500,000 (2)                    20.5%               $ 1.32        12/10/2010
Randy Fodero                          300,000 (3)                    12.3%               $ 0.39        03/09/2006
Randy Fodero                          300,000 (4)                    12.3%               $ 1.32        12/10/2010

(1) Options vested in eight (8) quarterly installments commencing April 1, 2003.
(2) Options vest in two (2) equal annual installments on January 3, 2004 and 2005.
(3) Options vest in eleven (11) quarterly installments commencing June 10, 2003.
(4) Options vest in three (3) equal annual installments on January 3, 2005, 2006 and 2007.

                  AGGREGATED OPTION EXERCISES IN THE YEAR ENDED
               DECEMBER 31, 2003 AND FISCAL YEAR-END OPTION VALUE

         The following table sets forth for each named executive officer, information regarding stock options exercised by such officer during the year ended December 31, 2003, together with the number and value of stock options held at December 31, 2003, each on an aggregated basis.

==================================================================================================
--------------------------------------------------------------------------------------------------
                                                          NUMBER OF         VALUE OF UNEXERCISED
                                                         UNEXERCISED           IN-THE-MONEY
                          NUMBER OF                        OPTIONS AT          OPTIONS AT FISCAL
                           SHARES                      FISCAL YEAR-END             YEAR-END
                         ACQUIRED ON       VALUE         EXERCISABLE/            EXERCISABLE/
         NAME             EXERCISE        REALIZED     UNEXERCISABLE(#)      UNEXERCISABLE($)(1)
--------------------------------------------------------------------------------------------------
Michael W. DePasquale        --             --         217,500/862,500       143,550/239,250
--------------------------------------------------------------------------------------------------
Randy Fodero                 --             --          81,816/518,184        65,452/174,547
--------------------------------------------------------------------------------------------------

(1) The last sales price of the Company's Common Stock as reported on the OTC Bulletin Board on December 31, 2003 was $1.19.

EMPLOYMENT AGREEMENTS

         MICHAEL W. DEPASQUALE. On January 3, 2003, the Company entered into a two-year employment agreement with Michael W. DePasquale to serve as the Chief Executive Officer of the Company at an annual base salary of $150,000 subject to adjustment by the Board of Directors. The employment agreement provided for a quarterly performance bonus during 2003 of $37,500 per calendar quarter payable upon the Company achieving gross revenue of: $300,000, $400,000, $650,000 and $900,000 during the first, second, third and fourth calendar quarters of 2003, respectively. The employment agreement also provides for an annual bonus of options to purchase up to 500,000 shares of Company common stock payable at the discretion of the Board of Directors.

         The base salary has been adjusted to $216,000 for 2004. The quarterly performance bonus benchmarks for 2004 have also been adjusted to provide for payment of the $37,500 quarterly bonus upon achieving gross revenue of:
$500,000, $750,000, $1,000,000 and $1,250,000 during the first, second, third and fourth calendar quarters of 2004, respectively. Additional performance bonuses of $50,000 upon achieving annual gross revenue of at least $4,000,000 and $50,000 upon the Company reporting operating profit during 2004 have also been included for 2004.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 23, 2004, information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than five percent (5%) of the Company's outstanding common stock. The following table also sets forth, as of such date, the beneficial ownership of the Company's common stock by all officers and directors, individually and as a group.

                                               AMOUNT AND NATURE
                                                 OF BENEFICIAL        PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER              OWNERSHIP(1)       OF CLASS(1)
------------------------------------              ------------       -----------
Thomas J. Colatosti                                805,000 (2)           3.2%
188 East Emerson Road
Lexington, MA 02420

Michael W. DePasquale                              617,500 (3)           2.5%

Gary Wendt                                         578,730 (4)           2.4%

Jeffrey May                                        250,000 (5)           1.0%

Charles P. Romeo
29 Ginger Court                                    112,500 (6)              *
North Kingstown, RI  02852

Randy Fodero                                       152,388 (7)              *

Richard T. Fiskum                                1,237,500               5.1%
28690 660th Avenue
Litchfield, MN 55355

Kingdon Capital Management, LLC                  1,400,000               5.7%
152 West 57th Street
50th Floor
New York, NY 10019

All officers and directors as a group
(6) persons                                      2,516,118               9.5%
---------------------

Unless otherwise indicated, the address of the beneficial owners is the Company's principal executive offices at 1285 Corporate Center Drive, Suite No. 175, Eagan, MN 55121

*Less than 1%

(1) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Securities Exchange Act of 1934 and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as, other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 24,578,614 shares of common stock outstanding as of March 23, 2004.

(2) Includes 300,000 shares assumable upon exercise of options and 500,000 shares issuable upon conversion of convertible promissory notes. Does not include 250,000 shares issuable upon exercise of options subject to vesting.

(3) Includes 612,500 shares issuable upon exercise of options. Does not include 467,500 shares issuable upon exercise of options subject to vesting.

(4) Includes 173,380 shares issuable upon exercise of options.

(5) Consists of shares issuable upon exercise of options.

(6) Consists of shares issuable upon exercise of options. Does not include 137,500 shares issuable upon exercise of options subject to vesting.

(7) Includes 109,088 shares issuable upon exercise of options. Also includes 20,500 shares owned by Mr. Fodero's minor children. Mr. Fodero disclaims beneficial ownership of those shares. Does not include 490,912 shares issuable upon exercise of options subject to vesting.

         The following table sets forth, as of December 31, 2003, information with respect to securities authorized for issuance under equity compensation plans.

-----------------------------------------------------------------------------------------------------
                                         EQUITY COMPENSATION PLAN INFORMATION
-----------------------------------------------------------------------------------------------------
                                                                                         NUMBER OF
                                                                                        SECURITIES
                                                                                        REMAINING
                                                                                      AVAILABLE FOR
                                                   NUMBER OF         WEIGHTED-       FUTURE ISSUANCE
                                                SECURITIES TO BE      AVERAGE          UNDER EQUITY
                                                  ISSUED UPON         EXERCISE         COMPENSATION
                                                  EXERCISE OF         PRICE OF            PLANS
                                                  OUTSTANDING       OUTSTANDING         (EXCLUDING
                                                   OPTIONS,           OPTIONS,          SECURITIES
                                                 WARRANTS AND       WARRANTS AND       REFLECTED IN
                                                    RIGHTS            RIGHTS)           COLUMN (A))
                                                     (A)                (B                  (C)
-----------------------------------------------------------------------------------------------------
Equity compensation plans approved by
   security holders                                  487,380             $0.5155          169,620
-----------------------------------------------------------------------------------------------------
Equity compensation plans not approved
   by security holders                             5,640,601             $0.8022          629,588
-----------------------------------------------------------------------------------------------------
         Total                                     6,127,981             $0.7794          799,208
-----------------------------------------------------------------------------------------------------

         The Company's 1999 Stock Option Plan (the "1999 Plan") was adopted by the Board of Directors of the Company on or about August 31, 1999. The material terms of the 1999 Plan are summarized below.

         The 1999 Plan is currently administered by the Board of Directors of the Company (the "Plan Administrator"). The Plan Administrator is authorized to construe the 1999 Plan and any option issued under the 1999 Plan, select the persons to whom options may be granted, and determine the number of shares to be covered by any option, the exercise price, vesting schedule and other material terms of such option.

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

         As of December 31, 2003, there were outstanding options under the 1999 Plan to purchase 1,176,669 shares of common stock, and options to purchase an aggregate of 629,588 shares were available for future grants.

         In addition to options issued under the 1999 Plan, the Company has issued options and warrants to employees, officers, directors and consultants to purchase an aggregate of 4,951,312 shares of common stock. The terms of these options are substantially similar to the provisions of the 1999 Plan and options issued thereunder.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EMPLOYMENT ARRANGEMENTS

         The Company has an employment agreement with Michael W. DePasquale. See "EXECUTIVE COMPENSATION - EMPLOYMENT AGREEMENTS."

OPTIONS GRANTED TO EXECUTIVE OFFICERS AND DIRECTORS

         During 2002, the Company issued options to purchase 200,000 shares of common stock to Thomas J. Colatosti upon his appointment as a director of the Company. During 2003, the Company issued options to purchase an aggregate of 2,180,000 shares of common stock to its officers and directors. The options were issued at exercise prices equal to the last sales price of the Company's common stock as reported on the OTC Bulletin Board on the date of grant, have terms of three (3) to seven (7) years, and vest over a one to three year period.

CONSULTING ARRANGEMENT WITH THOMAS J. COLATOSTI

         In connection with his appointment to the Board of Directors in September 2002, the Company entered into a consulting arrangement with Thomas J. Colatosti. Under the arrangement, the Company paid Mr. Colatosti $4,000 per month through December 2003 and issued him options to purchase 150,000 shares of common stock at an exercise price of $.33 per share, the closing price of the Company's common stock on the date of grant. In December 2003, a committee of independent directors renewed this arrangement through December 31, 2004. The committee also issued options to Mr. Colatosti to purchase 150,000 shares of common stock at an exercise price of $1.32 per share, the closing price of the Company's common stock on the date of grant, for serving as Chairman. Mr. Colatosti has substantial experience in the biometric industry and in addition to his role as the Chairman of the Board of Directors of the Company, provides extensive service to the Company in the areas of strategic planning and corporate finance.

         In March 2004, Mr. Colatosti entered into a three year consulting arrangement with the Shaar Fund Ltd., a principal creditor of the Company. Under the terms of the arrangement, The Shaar Fund transferred $375,000 principal amount of our secured convertible notes due October 1, 2005 to Mr. Colatosti. As a result, we are indebted to Mr. Colatosti in the principal amount of $375.000.

CONSULTING AGREEMENT WITH JEFFRY R. BROWN

         In connection with Jeffry R. Brown's resignation as the Chief Executive Officer and Chairman of the Board of Directors of the Company on December 31, 2002, the Company and Mr. Brown entered into a consulting agreement effective as of January 15, 2003. The consulting agreement terminated September 30, 2003, and provided for the payment of monthly consulting fees in the amount of $12,000, continued participation in the Company's health and benefit plans, and the reimbursement of out-of-pocket expenses in consideration of Mr. Brown providing strategic management and consulting services to the Company. During the previous two fiscal years, Mr. Brown was the chief architect of the Company's strategic plan and the principal person involved in establishing and developing relationships with the Company's alliance partners, potential customers and other industry contacts which were important to the continued execution of the Company's business plan. In recognition of his continued service to the Company, the termination date of options to purchase 400,000 shares of common stock at $.20 per share previously issued to Mr. Brown was extended from March 31, 2003 until December 31, 2003.



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Report. Portions of Item 13 are submitted as separate sections of this Report:

                  (1)      Financial statements filed as part of this Report:

                           Report of Independent Certified Public Accountants

                           Balance Sheets at December 31, 2002 and 2003

                           Statements of Operations - Years ended December 31, 2003, 2002 and 2001

                           Statement of Stockholders' Deficit - Years ended December 31, 2003, 2002 and 2001

                           Statements of Cash Flows - Years ended December 31, 2003, 2002 and 2001

                           Notes to Financial Statements - December 31, 2003, 2002 and 2001

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

-------------------- -------------------------------------------- -----------------------------------------------
    Exhibit No.                        Exhibit                                   Method of Filing
-------------------- -------------------------------------------- -----------------------------------------------
        3.5          Amended and Restated Certificate of          Incorporated by reference to Exhibit 3.5 to
                     Designation of Series A 9% Convertible       the Registrant's Annual Report on Form 10-KSB
                     Preferred Stock                              for the fiscal year ended December 31, 1999
                                                                  (the "1999 10-KSB")
-------------------- -------------------------------------------- -----------------------------------------------
        3.6          Certificate of Designation of Series B 9%    Incorporated by reference to Exhibit 3.6 to
                     Convertible Preferred Stock                  the Registrants Current Report on Form 8-K
                                                                  dated November 26, 2001 (the "November 20,
                                                                  2001 8-K")
-------------------- -------------------------------------------- -----------------------------------------------
        3.7          Amendment to the Amended and Restated        Incorporated by reference to Exhibit 3.7 to
                     Articles of Incorporation filed February     the Registrant's Registration Statement on
                     28, 2002                                     Form SB-2 filed March 27, 2002
-------------------- -------------------------------------------- -----------------------------------------------
        3.8          Certificate of Designation of Series C       Filed herewith
                     Convertible Preferred Stock
-------------------- -------------------------------------------- -----------------------------------------------
        4.1          Specimen of Common Stock Certificate         Incorporated by reference to Exhibit 4.1 to
                                                                  the Registration Statement
-------------------- -------------------------------------------- -----------------------------------------------
       10.1          SAC Technologies, Inc. 1996 Stock Option     Incorporated by reference to Exhibit 10.1 to
                     Plan                                         the Registration Statement
-------------------- -------------------------------------------- -----------------------------------------------
       10.2          Intentionally omitted                        Intentionally omitted
-------------------- -------------------------------------------- -----------------------------------------------
       10.3          Amendment No. 1 to the SAC Technologies,     Incorporated by reference to Exhibit 10.3 to
                     Inc. 1996 Stock Option Plan                  the 1999 10-KSB
-------------------- -------------------------------------------- -----------------------------------------------
       10.4          SAC Technologies, Inc. 1999 Stock Option     Incorporated by reference to Exhibit 10.4 to
                     Plan                                         the 1999 10-KSB
-------------------- -------------------------------------------- -----------------------------------------------
       10.5          Warrant issued to The Shaar Fund             Incorporated by reference to Exhibit 10.5 to
                                                                  the Registrants Current Report on Form 8-K
                                                                  dated November 26, 2001 (the "November 20,
                                                                  2001 8-K")
-------------------- -------------------------------------------- -----------------------------------------------
       10.6          Security Interest Provisions                 Incorporated by reference to Exhibit 10.6 to
                                                                  the November 20, 2001 8-K
-------------------- -------------------------------------------- -----------------------------------------------
       10.7          Employment Agreement by and between the      Incorporated by reference to Exhibit 10.7 to
                     Registrant and Mira LaCous dated November    the November 20, 2001 8-K
                     20, 2001
-------------------- -------------------------------------------- -----------------------------------------------
       10.8          Option to Purchase 140,000 Shares of         Incorporated by reference to Exhibit 10.8 to
                     Common Stock issued to Mira LaCous           the November 20, 2001 8-K
-------------------- -------------------------------------------- -----------------------------------------------
       10.9          Option to Purchase 150,000 Shares of         Incorporated by reference to Exhibit 10.9 to
                     Common Stock issued to Thomas J. Colatosti.  the Registrants Annual Report on Form 10-KSB
                                                                  for the fiscal year ended December 31, 2003
                                                                  (the "2003 10-KSB")
-------------------- -------------------------------------------- -----------------------------------------------
       10.10         Non-Qualified Stock Option Agreement under   Incorporated by reference to Exhibit 10.10 to
                     the Registrant's 1999 Stock Incentive Plan   the 2003 10-KSB
                     to Purchase 200,000 Shares of Common Stock
                     issued to Thomas J. Colatosti
-------------------- -------------------------------------------- -----------------------------------------------

-------------------- -------------------------------------------- -----------------------------------------------
    Exhibit No.                        Exhibit                                   Method of Filing
-------------------- -------------------------------------------- -----------------------------------------------
       10.11         Employment Agreement by and between the      Incorporated by reference to Exhibit 10.11 to
                     Registrant and Michael W. DePasquale dated   the 2003 10-KSB
                     January 3, 2003
-------------------- -------------------------------------------- -----------------------------------------------
       10.12         Option to Purchase 580,000 Shares of         Incorporated by reference to Exhibit 10.12 to
                     Common Stock issued to Michael W.            the 2003 10-KSB
                     DePasquale
-------------------- -------------------------------------------- -----------------------------------------------
       10.13         Note Purchase Agreement dated January 27,    Incorporated by reference to Exhibit 10.13 to
                     2003                                         the 2003 10-KSB
-------------------- -------------------------------------------- -----------------------------------------------
       10.14         Secured Convertible Promissory Due June      Incorporated by reference to Exhibit 10.14 to
                     30, 2004                                     the 2003 10-KSB
-------------------- -------------------------------------------- -----------------------------------------------
       10.15         Option to Purchase 200,000 Shares of         Incorporated by reference to Exhibit 10.15 to
                     Common Stock issued to Charles P. Romeo      the 2003 10-KSB
-------------------- -------------------------------------------- -----------------------------------------------
       10.16         Amendment No. 1 to Note Purchase Agreement   Filed herewith
                     dated October 31, 2003 by and between the
                     Registrant and The Shaar Fund Ltd.
-------------------- -------------------------------------------- -----------------------------------------------
       10.17         Securities Exchange Agreement dated March    Filed herewith
                     3, 2004 by and between the Registrant and
                     The Shaar Fund Ltd.
-------------------- -------------------------------------------- -----------------------------------------------
       10.18         Registration Rights Agreement dated March    Filed herewith
                     3, 2004 by and between the Registrant and
                     The Shaar Fund Ltd.
-------------------- -------------------------------------------- -----------------------------------------------
       10.19         Secured Convertible Promissory Note due      Filed herewith
                     October 31, 2005 in the principal amount
                     of up to $2,125,000
-------------------- -------------------------------------------- -----------------------------------------------
       10.20         Secured Convertible Promissory Note due      Filed herewith
                     October 31, 2005 in the principal amount
                     of $375,000
-------------------- -------------------------------------------- -----------------------------------------------
       10.21         Option to Purchase 500,000 Shares of         Filed herewith
                     Common Stock issued to Michael W.
                     DePasquale
-------------------- -------------------------------------------- -----------------------------------------------
       10.22         Option to Purchase 150,000 Shares of         Filed herewith
                     Common Stock issued to Thomas J. Colatosti
-------------------- -------------------------------------------- -----------------------------------------------

-------------------- -------------------------------------------- -----------------------------------------------
    Exhibit No.                        Exhibit                                   Method of Filing
-------------------- -------------------------------------------- -----------------------------------------------
       10.23         Option to Purchase 50,000 Shares of Common   Filed herewith
                     Stock issued to Thomas J. Colatosti
-------------------- -------------------------------------------- -----------------------------------------------
       10.24         Option to Purchase 50,000 Shares of Common   Filed herewith
                     Stock issued to Jeff May
-------------------- -------------------------------------------- -----------------------------------------------
       10.25         Option to Purchase 50,000 Shares of Common   Filed herewith
                     Stock issued to Charles Romeo
-------------------- -------------------------------------------- -----------------------------------------------
       10.26         Option to Purchase 300,000 Shares of         Filed herewith
                     Common Stock issued to Randy Fodero
-------------------- -------------------------------------------- -----------------------------------------------
       23.1          Consent of Divine, Scherzer & Brody, Ltd.    Filed herewith
-------------------- -------------------------------------------- -----------------------------------------------
       31.1          Certificate of CEO of Registrant required    Filed herewith
                     by Rule 13a-14(a) under the Securities
                     Exchange Act of 1934, as amended
-------------------- -------------------------------------------- -----------------------------------------------
       31.2          Certificate of CFO of Registrant required    Filed herewith
                     by Rule 13a-14(a) under the Securities
                     Exchange Act of 1934, as amended
-------------------- -------------------------------------------- -----------------------------------------------
       32.1          Certificate of CEO of Registrant required    Filed herewith
                     by Rule 13a-14(b) under the Securities
                     Exchange Act of 1934, as amended
-------------------- -------------------------------------------- -----------------------------------------------
       32.2          Certificate of CFO of Registrant required    Filed herewith
                     by Rule 13a-14(b) under the Securities
                     Exchange Act of 1934, as amended
-------------------- -------------------------------------------- -----------------------------------------------

 (b)     Reports on Form 8-K.

         During the quarter ended December 31, 2003, the Company filed the following report in SEC Form 8-K:

         1. Form 8-K dated October 28, 2003 providing information pursuant to
Item 12 regarding results for the fiscal quarter ended September 30, 2003.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

         The following table presents fees for professional audit services by Divine, Scherzer & Brody, Ltd for the audit of the Company's annual financial statements for 2003 and 2002, and fees billed for other services rendered by Divine, Scherzer & Brody, Ltd.

                                         2003             2002
                                         ----             ----

Audit Fees:                            95,622           92,877

Audit-Related Fees:                        --               --

Tax Fees:                               1,846            2,812

All Other Fees:                            --               --

                        ---------------------------------------
Total Fees                             97,468           95,689
                        =======================================


AUDIT FEES consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Divine, Scherzer & Brody, Ltd in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees."

TAX FEES consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, tax audit defense, customs and duties, and mergers and acquisitions.

AUDIT COMMITTEE PRE-APPROVAL PROCEDURES

         Our Board of Directors serves as our audit committee. Our Board of Directors approves the engagement of our independent auditor, to render audit and non-audit services before they are engaged. All of the services performed by Divine, Scherzer & Brody, Ltd for us were pre-approved by our Board of Directors.

ITEM 7 - FINANCIAL STATEMENTS

The following financial statements of BIO-key International, Inc. are included herein at the indicated page numbers:


                                                                        Page No.
                                                                        --------

Report of Independent Certified Public Accountants                          43

Balance Sheets at December 31, 2003 and 2002                                44

Statements of Operations - Years ended December 31, 2003,
    2002 and 2001                                                           45

Statement of Stockholders' Deficit - Years ended December 31,
    2003, 2002 and 2001                                                     46

Statements of Cash Flows - Years ended December 31, 2003, 2002
    and 2001                                                                47

Notes to the Financial Statements - December 31, 2003, 2002 and 2001        48

Report of Independent Certified Public Accountants
--------------------------------------------------


Board of Directors and Stockholders
BIO-key International, Inc.


We have audited the accompanying balance sheets of BIO-key International, Inc. as of December 31, 2003 and 2002 and the related statements of operations, stockholders' deficit and cash flows for each of the three years in the three year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BIO-key International, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the three year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, as discussed in Note A to the financial statements, the Company has not generated significant revenues since inception, has suffered recurring losses from operations and has a stockholders' deficit. These aforementioned issues, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty. Management's plans in regard to these matters are also discussed in Note A.


/s/ Divine, Scherzer & Brody, Ltd.

Minneapolis, Minnesota
March 25, 2004
---------------

                           BIO-key International, Inc.

                                 BALANCE SHEETS

                                     ASSETS
                                                                                      December 31,
                                                                              ----------------------------
                                                                                  2003            2002
                                                                              ------------    ------------
CURRENT ASSETS
     Cash and cash equivalents                                                $  1,012,790    $     16,748
     Accounts receivable                                                           409,803          67,998
     Inventory                                                                      65,857            --
     Prepaid expenses                                                              165,929          50,897
                                                                              ------------    ------------

         Total current assets                                                    1,654,379         135,643

EQUIPMENT, FURNITURE AND FIXTURES - at cost, less
     accumulated depreciation                                                       60,157            --

OTHER ASSETS                                                                       150,206         121,991
                                                                              ------------    ------------

                                                                              $  1,864,742    $    257,634
                                                                              ============    ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Current maturities of long-term obligations                              $       --      $  6,507,286
     Advances from stockholder                                                      34,030            --
     Accounts payable                                                              351,742         354,694
     Accrued liabilities                                                           173,736         572,701
     Deferred revenue                                                               10,000            --
                                                                              ------------    ------------

         Total current liabilities                                                 569,508       7,434,681

LONG-TERM OBLIGATIONS, net of discount, less current maturities                 10,431,223            --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock - authorized, 5,000,000 shares of $.01 par value
         (liquidation preference of $100 per share)
             Series B 9% convertible issued and outstanding, 4,180
                and 18,430 shares, respectively                                         42             184
     Common stock - authorized, 60,000,000 shares of $.01 par value; issued
         and outstanding 21,222,889 and 14,377,406 shares, respectively            212,229         143,774
     Additional contributed capital                                             18,327,992      16,284,399
     Accumulated deficit                                                       (27,676,252)    (23,605,404)
                                                                              ------------    ------------
                                                                                (9,135,989)     (7,177,047)
                                                                              ------------    ------------

                                                                              $  1,864,742    $    257,634
                                                                              ============    ============






        The accompanying notes are an integral part of these statements.

                           BIO-key International, Inc.

                            STATEMENTS OF OPERATIONS

                                                                    Years ended December 31,
                                                           --------------------------------------------
                                                              2003            2002            2001
                                                           ------------    ------------    ------------
Revenues
     Product sales                                         $    102,007    $      3,154    $       --
     License fees                                               411,400         131,460            --
     Technical support and other services                        10,694          20,785            --
                                                           ------------    ------------    ------------
                                                                524,101         155,399            --
Costs and other expenses
     Cost of product sales                                       87,387           2,720            --
     Cost of technical support and other services                 1,694            --              --
     Selling, general and administrative                      2,118,122       1,926,328       1,318,465
     Research, development and engineering                    1,037,330       1,084,513         947,932
                                                           ------------    ------------    ------------
                                                              3,244,533       3,013,561       2,266,397
                                                           ------------    ------------    ------------

         Operating loss                                      (2,720,432)     (2,858,162)     (2,266,397)

Other income (deductions)
     Interest expense                                        (1,109,786)     (1,162,935)       (317,627)
     Sundry                                                       4,145           1,123            --
                                                           ------------    ------------    ------------
                                                             (1,105,641)     (1,161,812)       (317,627)
                                                           ------------    ------------    ------------

         Loss before extraordinary gain                      (3,826,073)     (4,019,974)     (2,584,024)

Extraordinary gain - troubled payable reduction                    --              --           300,250
                                                           ------------    ------------    ------------

         NET LOSS                                          $ (3,826,073)   $ (4,019,974)   $ (2,283,774)
                                                           ============    ============    ============



Basic and diluted loss to common stockholders
     Net loss                                              $ (3,826,073)   $ (4,019,974)   $ (2,283,774)
     Convertible preferred stock dividends and accretion       (136,755)       (164,965)       (550,478)
                                                           ------------    ------------    ------------

     Loss applicable to common stockholders                $ (3,962,828)   $ (4,184,939)   $ (2,834,252)
                                                           ============    ============    ============

Basic and diluted loss per common share
     Loss before extraordinary gain                        $       (.22)   $       (.31)   $       (.24)
     Extraordinary gain                                            --              --               .03
                                                           ------------    ------------    ------------
     Net loss                                                      (.22)           (.31)           (.21)
     Convertible preferred stock dividend and accretion            (.01)           (.01)           (.05)
                                                           ------------    ------------    ------------

     Loss applicable per common share                      $       (.23)   $       (.32)   $       (.26)
                                                           ============    ============    ============

Weighted average number of shares                            17,543,586      13,227,735      10,962,859
                                                           ============    ============    ============






        The accompanying notes are an integral part of these statements.

                           BIO-key International, Inc.

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                                    Series A        Series B
                                 9% Convertible  9% Convertible
                                Preferred Stock  Preferred Stock      Common Stock      Additional
                                ---------------  ---------------  -------------------  contributed   Accumulated
                                 Shares  Amount   Shares  Amount    Shares    Amount     capital       deficit          Total
                                -------  ------  -------  ------  ---------  --------  -----------   ------------   ------------
Balance as of December 31, 2000  19,875   $ 199     --    $--     9,966,724  $ 99,667  $13,133,600   $(16,519,778)  $ (3,286,312)

   Conversion of Series A
     preferred stock and
     cumulative dividends
     in arrears into common
     stock                       (1,431)    (14)    --     --       670,445     6,704       18,232        (24,922)            --
   Issuance of Series B
     preferred stock in
     exchange for Series A
     preferred stock and
     dividends in arrears,
     less offering costs of
     $40,500                    (18,444)   (185)  21,430    214          --        --      240,520       (281,049)       (40,500)
   Accretion of preferred
     stock beneficial
     conversion feature              --      --       --     --          --        --      451,000       (451,000)            --
   Conversion of notes and
     accrued interest into
     common stock                    --      --       --     --   1,891,300    18,914      494,887             --        513,801
   Fair value of beneficial
     conversion feature on
     debenture                       --      --       --     --          --        --      113,000             --        113,000
   Options and warrants
     issued for services and
     other                           --      --       --     --          --        --    1,086,786             --      1,086,786
   Net loss                          --      --       --     --          --        --           --     (2,283,774)    (2,283,774)
                                -------   -----  -------  -----  ----------  --------  -----------   ------------   ------------

Balance as of December 31, 2001      --      --   21,430    214  12,528,469   125,285   15,538,025    (19,560,523)    (3,896,999)

   Conversion of series B
     preferred stock and
     cumulative dividends
     in arrears into common
     stock                           --      --   (3,000)   (30)  1,045,739    10,457       14,480        (24,907)          --
   Conversion of note and
     accrued interest into
     common stock                    --      --       --     --     803,198     8,032      314,360             --        322,392
   Options and warrants
     issued for services and
     other                           --      --       --     --          --        --      417,534             --        417,534
   Net loss                          --      --       --     --          --        --           --     (4,019,974)    (4,019,974)
                                -------   -----  -------  -----  ----------  --------  -----------   ------------   ------------

Balance as of December 31, 2002      --      --   18,430    184  14,377,406   143,774   16,284,399    (23,605,404)    (7,177,047)

   Conversion of series B
     preferred stock and
     cumulative dividends
     in arrears into common
     stock                           --      --  (14,250)  (142)  4,239,206    42,392      202,525       (244,775)            --
   Conversion of note,
     debenture and accrued
     interest into common
     stock                           --      --       --     --   2,097,953    20,980    1,552,486             --      1,573,466
   Exercise of options into
     common stock                    --      --       --     --     308,324     3,083       58,582             --         61,665
   Options and warrants
     issued for services and
     other                           --      --       --     --          --        --      156,000             --        156,000
   Common stock issued in
     exchange for services
     and other                       --      --       --     --     200,000     2,000       74,000             --         76,000
   Net loss                          --      --       --     --          --        --           --     (3,826,073)    (3,826,073)
                                -------   -----  -------  -----  ----------  --------  -----------   ------------   ------------

Balance as of December 31, 2003      --   $  --    4,180  $  42  21,222,889  $212,229  $18,327,992   $(27,676,252)  $ (9,135,989)
                                =======   =====  =======  =====  ==========  ========  ===========   ============   ============


















         The accompanying notes are an integral part of this statement.

                           BIO-key International, Inc.

                            STATEMENTS OF CASH FLOWS

                                                                            Years ended December 31,
                                                                   -----------------------------------------
                                                                      2003           2002            2001
                                                                   -----------    -----------    -----------
Cash flows from operating activities
     Net loss                                                      $(3,826,073)   $(4,019,974)   $(2,283,774)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
              Depreciation                                               6,386             --         31,942
              Amortization
                  Deferred financing costs                                  --             --         11,524
                  Discounts on convertible debt related to
                     warrants and beneficial conversion
                     features                                          415,634        662,048         60,863
              Non-cash interest                                      1,131,053             --             --
              Options and warrants issued for services and other       156,000        385,534         70,786
              Common stock issued for services and other                76,000             --             --
              Change in assets and liabilities:
                  Accounts receivable                                 (341,805)       (67,998)         9,118
                  Inventories                                          (65,857)            --             --
                  Prepaid expenses and other                          (115,032)       155,737       (184,889)
                  Accounts payable                                      (2,951)       116,198        (89,902)
                  Accrued liabilities                                 (300,500)       503,518        448,607
                  Unearned Income                                       10,000             --             --
                                                                   -----------    -----------    -----------

                      Net cash used in operating activities         (2,857,145)    (2,264,937)    (1,925,725)

Cash flows from investing activities
     Capital expenditures                                              (66,543)            --             --
     Other                                                             (28,215)         1,615         (2,635)
                                                                   -----------    -----------    -----------

                      Net cash provided by (used in)
                          investing activities                         (94,758)         1,615         (2,635)

Cash flows from financing activities
     Net borrowings under short-term borrowing agreements                   --             --      1,370,000
     Issuance of convertible bridge notes                                   --      1,830,000             --
     Issuance of long-term obligations                               3,852,250             --      1,065,000
     Net advance from stockholder                                       34,030             --             --
     Financing costs                                                        --        (64,900)       (40,500)
     Exercise of stock options and warrants                                 --             --             --
     Sale of common stock                                               61,665             --             --
                                                                   -----------    -----------    -----------

                      Net cash provided by financing activities      3,947,945      1,765,100      2,394,500
                                                                   -----------    -----------    -----------
                      NET INCREASE (DECREASE) IN CASH                  996,042       (498,222)       466,140

Cash and cash equivalents, beginning of year                            16,748        514,970         48,830
                                                                   -----------    -----------    -----------

Cash and cash equivalents, end of year                             $ 1,012,790    $    16,748    $   514,970
                                                                   ===========    ===========    ===========





        The accompanying notes are an integral part of these statements.

                           BIO-key International, Inc.

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Change in name of Company
         -------------------------

         In February 2002, the Company's shareholders approved the change in the Company's name from SAC Technologies, Inc. to BIO-key International, Inc.

         Nature of Business
         ------------------

         BIO-key International, Inc. (the Company) incorporated on January 7, 1993 with operations in Minneapolis, Minnesota. The Company's goal is to develop and market advanced biometric fingerprint technology solutions that provide fast, easy and highly secure personal identification for online access to computers and networks. The Company's fingerprint identification techniques can be used without the aid of a personal identification number. The Company's target market includes Internet application service providers, Internet based retailers and other operators of private networks, and entities where security and identification applications are required.

         Basis of Presentation
         ---------------------

         Broad commercial acceptance of the Company's technology is critical to the Company's success and ability to generate revenues. The Company has had no significant revenues to date, and has accumulated losses during the past three years of approximately $10,130,000, of which approximately $3,826,000 was incurred during 2003. As of December 31, 2003, there was a stockholders' deficit of approximately $9,136,000.

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

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The matters described in the preceding paragraphs raise substantial doubt about the Company's ability to continue as a going concern. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to obtain additional funding, meet its funding requirements on a continuing basis, and succeed in its future operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

                           BIO-key International, Inc.

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


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

                           BIO-key International, Inc.

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


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

         3. Accounts Receivable
            -------------------

         Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

         4. Equipment, Furniture and Fixtures
            ---------------------------------

         Equipment, furniture and fixtures are stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated services lives of three and five years using the straight-line method. Equipment, furniture and fixtures consisted of the following as of December 31:

                                                   2003         2002
                                                 --------     --------

         Equipment                               $ 66,543     $206,363
         Furniture and fixtures                    36,550       36,550
                                                 --------     --------
                                                  103,093      242,913
         Less accumulated depreciation             42,936      242,913
                                                 --------     --------

                                                 $ 60,157     $     --
                                                 ========     ========

                           BIO-key International, Inc.

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         5. Advertising Expense
            -------------------

         The Company expenses the costs of advertising as incurred. Advertising expenses for the years ended December 31, 2003, 2002, and 2001, were approximately $18,000, $6,000, and $1,000, respectively.

         6. Research and Development Expenditures
            -------------------------------------

         All costs related to development of new products are charged to expense as incurred. Such costs are required to be expensed until technological feasibility and proven marketability of the product are established.

         7. Basic and Diluted Loss per Common Share
            ---------------------------------------

         Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares. Shares reserved for outstanding warrants, stock options or convertible preferred stock are not considered because the impact of the incremental shares is antidilutive.

         8. Income Taxes
            ------------

         The Company provides for income taxes based on income reported for financial reporting purposes. Certain charges to earnings differ as to timing from those deducted for tax purposes; these relate primarily to net operating loss carryforwards. The tax effect of these differences is recorded as deferred income taxes.

         9. Accounting for Stock-Based Compensation
            ---------------------------------------

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

                           BIO-key International, Inc.

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


NOTE A - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         10. Use of Estimates
             ----------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Estimates are used for such items as valuation of deferred income taxes, conversion features of convertible debentures and preferred stock, and stock options and warrants outstanding.

NOTE B - PREPAID EXPENSES

         Prepaid expenses consisted of the following as of December 31:

                                                       2003         2002
                                                     --------      -------

         Consulting fees                             $ 90,000      $24,274
         Insurance                                     42,181       26,623
         Other                                         33,748           --
                                                     --------      -------

                                                     $165,929      $50,897
                                                     ========      =======

         In October 2003, the Company entered into a twelve-month consulting agreement with a financial advisory services company. The terms of the consulting agreement require $108,000 to be paid in fees over the term of the agreement. The consulting fees are amortized to expense over the term of the agreement, which expires October 31, 2004.

NOTE C - OTHER ASSETS

         Other assets consisted of the following as of December 31:

                                                       2003         2002
                                                     --------     --------

         Patents costs                               $ 68,306     $ 40,091
         Offering costs                                81,900       81,900
                                                     --------     --------

                                                     $150,206     $121,991
                                                     ========     ========

                           BIO-key International, Inc.

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


NOTE C - OTHER ASSETS - CONTINUED

         In March 2002, the Company engaged an investment banking firm to advise the Company regarding raising additional capital through the potential future issuance of the Company's equity, debt or convertible securities. The firm received a nonrefundable retainer fee of $50,000, out of pocket costs of $14,900 and has been granted a warrant to purchase 25,000 shares of the Company's common stock at an exercise price of $1.00 per share through March 22, 2006. The estimated value of the warrant is $17,000. These deferred costs shall be offset against any proceeds received from the sale of additional capital or charged to operations in the period this engagement terminates.

NOTE D - ACCRUED LIABILITIES

         Accrued liabilities consisted of the following as of December 31:

                                                    2003          2002
                                                 ----------     --------

           Interest                              $1,131,053     $537,004
           Compensation                             167,859       35,555
           Other                                      5,877          142
                                                 ----------     --------

                                                 $1,304,789     $572,701
                                                 ==========     ========

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

                           BIO-key International, Inc.

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


NOTE F - LONG-TERM OBLIGATIONS

         Long-term obligations consisted of the following as of December 31:

                                                          2003          2002
                                                       -----------   ----------

         10% secured convertible note issued in 2001   $ 3,617,920   $4,092,920
         Zero interest convertible debenture                    --    1,000,000
         10% secured convertible notes issued in 2002    1,080,000    1,080,000
         7% convertible notes issued in 2002               750,000      750,000
         7% secured convertible notes issued in 2003     3,852,250           --
         Discounts assigned to fair values of
            conversion feature and warrants                     --     (415,634)
         Accrued interest                                1,131,053           --
                                                       -----------   ----------
                                                        10,431,223    6,507,286
              Less current maturities                           --    6,507,286
                                                       -----------   ----------

                                                       $10,431,223   $       --
                                                       ===========   ==========

         A summary of the Company's long-term notes and debentures are as follows:

         o 10% SECURED CONVERTIBLE NOTE ISSUED IN 2001: Prior to the Transaction, the Company had unsecured short-term notes from the Investor in the aggregate principal amount of $2,770,000. The Investor converted this amount and associated accrued interest of $257,920 together with additional financing of $1,065,000 into a convertible note in the principal amount of $4,092,920 (the Convertible Note). During 2003, the Investor converted $475,000 of this note along with accrued interest of $98,465 into 764,620 shares of the Company's common stock at the stipulated per share conversion price of $0.75 per share. The Convertible Note, as amended, is due October 1, 2005 along with accrued interest at 10% per annum. The note is collateralized by substantially all of the Company's assets.

                  In conjunction with the issuance of the Convertible Note, the Company issued a warrant to the Investor to purchase 4,000,000 shares of common stock at $1.00 per share through November 26, 2006. The Convertible Note was recorded net of a $1,016,000 discount assigned to the fair value or the warrant. The value assigned to the warrant was amortized as interest expense over the twenty-two month life of the Convertible Note. The fair value assigned to the warrant was estimated on the grant date using the Black-Scholes pricing model. The assumptions used to determine the fair value of the grant included the following assumptions: risk-free interest rate of 3.5%, expected life of three years, stock price volatility of 175%, and expected dividends of zero.

                           BIO-key International, Inc.

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


NOTE F - LONG-TERM OBLIGATIONS - CONTINUED

         o ZERO INTEREST CONVERTIBLE DEBENTURE: During 2000 and 2001, the Company had accrued penalties under a previous registration rights agreement with the Investor in the amount of $1,300,250. In 2001, the Investor agreed to reduce the penalty by $300,250 and converted the balance into a convertible debenture in the principal amount of $1,000,000. During 2003, the Investor converted this debenture into 1,333,333 shares of the Company's common stock at the stipulated per share conversion price of $0.75 per share. The $300,250 reduction in previously accrued penalties has been treated as an extraordinary gain for 2001 in the accompanying financial statements.

         o 5% CONVERTIBLE NOTE: During 2001, a convertible note in the principal amount of $539,625 was issued in exchange for the cancellation of an outstanding 5% debenture in the principal amount of $418,000 plus accrued interest of $121,625. During 2001 and 2002 this note was converted into shares of the Company's common stock at the stipulated per share conversion price equal a 22% discount to the average of the closing price of the common stock for the five days preceding conversion. This convertible note was recorded net of a $113,000 discount assigned to the fair value of the beneficial conversion feature. This discount was amortized as interest expense when the debt was converted to common stock.

         o 10% SECURED CONVERTIBLE NOTES ISSUED IN 2002: As part of the Company's November 2001 recapitalization transaction, the Investor agreed to provide additional financing in incremental monthly installments during the six-month period commencing March 1, 2002, subject to certain conditions. As of December 31, 2002, the Company has received $1,080,000 and issued notes payable to the Investor. The notes, as amended, are due October 1, 2005 along with accrued interest at 10% per annum. The notes are convertible into shares of the Company's common stock at a conversion price of $0.75 per share. The notes are collateralized by substantially all of the Company's assets.

         o 7% CONVERTIBLE NOTES ISSUED IN 2002: As part of an August 2002 bridge note agreement with the Investor, the Investor has provided a total of $750,000 of additional financing in incremental monthly installments during the four-month period commencing August 2002, and issued the corresponding notes payable to the Investor. The note, as amended, is due October 1, 2005 along with accrued interest at 7% per annum. The bridge notes are convertible at the option of the Investor into shares of the Company's common stock at a conversion price of $0.75 per share or into shares of the Company's series B preferred stock at a conversion price of $100 per share. The note is collateralized by substantially all of the Company's assets.

                           BIO-key International, Inc.

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


NOTE F - LONG-TERM OBLIGATIONS - CONTINUED

         o 7% SECURED CONVERTIBLE NOTES ISSUED IN 2003: In January 2003, the Investor agreed to provide up to $2,350,000 of new debt financing. The agreement was amended in October 2003 to provide for up to $2,500,000 of additional funding. As of December 31, 2003, the Company had received advances totaling $3,852,250. Pursuant to this agreement, the Investor shall provide the additional monthly borrowings through October 2004, subject to certain conditions. The terms of the notes, as amended December 31, 2003, require the principal and accrued interest at 7% to be repaid on October 1, 2005. In the event that the Company completes a private placement of equity securities resulting in gross proceeds of at least $5,000,000 on or before June 30, 2004 the principal amount and accrued interest due under the note is convertible, at the option of the Investor, into the securities sold in such transaction at a conversion price equal to the sale price of such securities. Upon completion of such an equity transaction, the Investor also has the right to request repayment of the note. The Investor may, at any time, elect to convert some or all of the notes into shares of the Company's common stock at a conversion price of $0.75 per share or into shares of the Company's series B preferred stock at a conversion price of $100 per share. The notes are collateralized by substantially all of the Company's assets. The terms of a Registration Rights Agreement with the Investor, as amended, require the Company to file a registration statement with the SEC covering the resale of any shares of common stock issuable upon any conversion of these notes. This registration statement shall be required to be filed sixty days after the date on which the Investor provides written notice to the Company of its demand that such a registration be filed.

         o ACCRUED INTEREST: As of December 31, 2003, the above listed long-term obligations were amended to provide, among other things, that all accrued interest be repaid on October 1, 2005.

         Primarily all of the Company's interest expense was related to obligations due the Investor. The conversion and exercise prices of the Company's convertible instruments, options and warrants discussed here and elsewhere were determined by individual negotiation between the Company and the individual security holder or grantee.

NOTE G - COMMITMENTS AND CONTINGENCIES

         Operating Leases
         ----------------

         The Company operates a leased facility in Minnesota under a non-cancelable operating lease that expires in August 2007. In addition to base rent, the Company pays for property taxes, maintenance, insurance, and other occupancy expense applicable to the leased premises.

                           BIO-key International, Inc.

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


NOTE G - COMMITMENTS AND CONTINGENCIES -CONTINUED

         Operating Leases - Continued
         ----------------------------

         Minimum rental commitments of non-cancelable operating leases are approximately as follows:

             Year ending December 31,
             ------------------------
                  2004                                        $  34,110
                  2005                                           34,110
                  2006                                           34,110
                  2007                                           22,740
                                                              ----------

                                                              $ 125,070
                                                              ==========

         Rental expense was approximately $60,000, $63,000 and $70,000 during 2003, 2002, 2001, respectively.

         Employment Agreements
         ---------------------

         The Company has employment agreements with two individuals. The employment agreements contain non-compete clauses that restrict the employees from competing with the Company following a termination of employment from the Company. In the event of termination without cause, as defined, the agreements provide each employee with severance payments. As of December 31, 2003, the aggregate commitment is approximately $296,000.

         Litigation Settlements
         ----------------------

         During 1999, a former licensor of technology to the Company commenced litigation claiming breach of contract. The Company filed a counter-claim. In August 2001, the Company and the plaintiff reached a settlement whereby both parties release each other from all claims, the plaintiff agreed to deliver copies of certain software to the Company, and the Company agreed to pay $50,000 to the plaintiff in various installments through April 2002. The entire settlement amount was charged to expense in 2001. The plaintiff has not delivered all of the specified software. Accordingly, the Company has suspended making its scheduled payments. The remaining unpaid balance was $25,000 as of December 31, 2003.

NOTE H - STOCKHOLDERS' EQUITY

         Increase in Authorized Shares of Common Stock
         ---------------------------------------------

         In February 2002, the Company's shareholders approved amendments to its articles of incorporation which increased the number of authorized shares of common stock from 20,000,000 to 60,000,000.

                           BIO-key International, Inc.

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


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

         The Series B Preferred Stock accrues dividends of 9% payable semi-annually on June 15, December 15, and on such date that the preferred stockholder elects to convert preferred stock to common stock, in cash, or at the option of the Company, in additional shares of its common stock. As of December 31, 2003, cumulative dividends in arrears were approximately $86,000. The Series B shares are redeemable at the option of the Company, so long as the Company's common stock is eligible for quotation on the OTC Bulletin Board and the shares issuable upon conversion are subject to an effective registration statement. The Series B shares are convertible into shares of the Company's common stock at a per share conversion price equal to the lesser of $0.75 or a 22% discount to the average closing price of the common stock during the five trading days preceding conversion. The Series B shares have no voting rights.

         The fair value assigned to the beneficial conversion feature of the Series B shares was $451,000. The $451,000 is analogous to a dividend and was immediately recognized as a return to the preferred stockholder since the Series B shares are immediately convertible into common stock.

                           BIO-key International, Inc.

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


NOTE H - STOCKHOLDERS' EQUITY - CONTINUED

         Warrants
         --------

         The Company has issued warrants to certain creditors, investors, underwriters and consultants. A summary of warrant activity is as follows:

                                                                                                  Exercisable at
                                                                                   Expiration      December 31,
                                             Outstanding      Price per share         date             2003
                                             -----------      ---------------      ----------     --------------
          Balance, December 31, 2000          1,515,966                                                1,381,966

               Granted in connection with
                   10% secured convertible
                   note payable               4,000,000                $1.00             2006          4,000,000
               Granted to consultants           295,932          $0.38-$1.00        2004-2006            295,932
                                             ----------                                           --------------

          Balance, December 31, 2001          5,811,898                                                5,677,898

               Granted to consultants           418,000          $0.45-$1.25        2003-2006           418,000
               Expired                         (372,216)         $0.84-$3.60                -          (372,216)
                                             ----------                                           --------------

          Balance, December 31, 2002          5,857,682                                                5,723,682

               Granted to consultants           200,000                $0.49             2006            200,000
               Expired                         (663,000)         $0.86-$7.50               --           (529,000)
                                             ----------                                           --------------

          Balance, December 31, 2003          5,394,682                                                5,394,682
                                             ==========                                           ==============

          Exercised through
               December 31, 2003                                                                            7,500
                                                                                                  ===============

         The estimated fair value of the warrants granted during 2003, 2002 and 2001 was $67,000, $32,000 and $1,171,000, respectively. The estimated fair value of the 295,932 warrants granted to consultants in 2001 was $150,000 of the $1,171,000 total for the year. The fair value of warrants is estimated as of the grant date using the Black-Scholes pricing model utilizing the same assumptions described in Note I. The estimated fair value of warrants granted for goods and services is being amortized to expense over the terms of the consulting agreements.

                           BIO-key International, Inc.

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


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

         Non-Plan Stock Options
         ----------------------

         Periodically, the Company has granted options outside of the 1996 and 1999 Plans to various employees and consultants. In the event of change in control, as defined, certain of the non-plan options outstanding vest immediately.

                           BIO-key International, Inc.

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


NOTE I - STOCK-BASED COMPENSATION - CONTINUED

         Summary of Option Information
         -----------------------------

         Information summarizing option activity is as follows:

                                                           Number of shares                                    Weighted
                                          ---------------------------------------------------    Range of       average
                                            1996         1999         Non-                       exercise      exercise
                                            plan         plan         Plan           Total        prices         price
                                          --------     ---------   ----------     ----------      ----------    --------
           Balance, December 31, 2000      114,380       616,669    1,481,000      2,212,049      .27 - 6.42      1.28

                Granted                    276,000       840,000      730,000      1,846,000      .19 -  .46       .40
                Expired or canceled             --             -     (230,000)      (230,000)     .27 -  .91       .54
                                          --------     ---------   ----------     ----------

           Balance, December 31, 2001      390,380     1,456,669    1,981,000      3,828,049      .19 - 6.42        .86

                Granted                         --       380,000      150,000        530,000      .31 -  .45        .35
                Expired or canceled             --             -     (168,000)      (168,000)           1.00       1.00
                                          --------     ---------   ----------     ----------

           Balance, December 31, 2002      390,380     1,836,669    1,963,000      4,190,049      .19 - 6.42        .77

                Granted                    130,000       150,000    2,460,000      2,740,000      .20 - 1.32        .89
                Exercised                       --      (193,743)    (114,581)      (308,324)            .20        .20
                Expired or canceled        (33,000)     (616,257)  (1,040,419)    (1,689,676)     .19 - 3.00       1.04
                                          --------     ---------   ----------     ----------

           Balance, December 31, 2003      487,380     1,176,669    3,268,000      4,932,049      .19 - 6.42        .79
                                          ========     =========   ==========     ==========

           Available for future
                grants, December 31,
                2003                       169,620       629,588           NA        799,208
                                          ========     =========   ==========     ==========

         Additional information regarding outstanding options as of December 31, 2003 is as follows:

                                                                                         Shares exercisable under
                               Shares under outstanding options                             outstanding options
             ----------------------------------------------------------------------    ------------------------------
                                                                       Weighted
                                                      Weighted         average                              Weighted
                  Range of                            average          remaining                            average
                 exercise             Number          exercise            life            Number            exercise
                  prices            of shares          price          (in years)        exercisable          price
             ----------------    -------------      ------------     --------------    -------------      -----------
               $  .19 -  .50        2,016,000        $      .38             3.9           1,350,905          $  .37
                  .51 -  .97        1,463,049               .67             4.1             988,049             .73
                 1.00 - 1.32        1,400,000              1.31             6.8              50,000            1.18
                 3.22 - 6.42           53,000              6.12             3.6              53,000            6.12

                           BIO-key International, Inc.

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


NOTE I - STOCK-BASED COMPENSATION - CONTINUED

         Summary Option Information - Continued
         --------------------------------------

         The weighted average fair value of options granted to employees and directors during 2003, 2002 and 2001 were $0.62, $0.17 and $0.15 per share, respectively. The fair value of each option grant is estimated as of the date of the grant using the Black-Scholes option-pricing model utilizing the same assumptions presented in the proforma compensation disclosure section below.

         Options were granted to consultants and strategic partners during 2003, 2002 and 2001 totaling 5,000, 350,000 and 276,000 shares, respectively. The estimated fair value of the options granted to consultants and strategic partners which vested in 2003, 2002 and 2001 were $0, $100,000 and $1,387,000, respectively.

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

         If compensation expense for the stock options granted had been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's proforma net loss and proforma loss per share would have been as follows:

                                               Years ended December 31,
                                       ----------------------------------------
                                          2003          2002          2001
                                       ------------  ------------  ------------
         Net loss
             As reported               $(3,826,073)  $(4,019,974)  $(2,283,774)
             Proforma                   (3,962,073)   (4,166,974)   (2,480,774)

         Loss applicable to common
           stockholders
             As reported               $(3,962,828)  $(4,184,939)  $(2,834,252)
             Proforma                   (4,098,828)   (4,331,939)   (3,031,252)

         Basic and diluted loss per
           common share
             As reported               $      (.23)  $      (.32)  $      (.26)
             Proforma                         (.23)         (.33)         (.28)

                           BIO-key International, Inc.

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


NOTE I - STOCK-BASED COMPENSATION - CONTINUED

         Proforma Compensation Disclosure - Continued
         --------------------------------------------

         In determining the proforma compensation cost of the options granted, the fair value of each grant was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to determine the fair value of each grant included the following weighted average assumptions:

                                                   2003     2002     2001
                                                   ----     ----     ----

           Risk free interest rate                 1.90%    2.54%    3.50%
           Expected life of options (in years)     3.00     5.00     3.00
           Expected dividends                        --       --       --
           Volatility of stock price                120%     154%     175%

NOTE J - INCOME TAXES

         Deferred taxes are due to income tax credits and net operating loss carryforwards, and to the temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of deferred taxes are as follows at December 31:

                                                        2003          2002
                                                    -----------    -----------
           Current asset:
              Accrued compensation                  $    20,000    $    38,000
           Non-current asset:
              Accrued interest and other                396,000        193,000
              Income tax credits                        166,000        112,000
              Net operating loss carryforwards        9,070,000      7,985,000

           Valuation allowances                      (9,652,000)    (8,328,000)
                                                    -----------    -----------

                                                    $        --    $        --
                                                    ===========    ===========

         A valuation allowance equal to the full amount of the deferred tax asset has been recorded due to the uncertainty of realization of the deferred tax assets due to operating loss history of the Company. The valuation allowance could be reduced or eliminated based on future earnings and future estimates of taxable income. Similarly, income tax benefits related to stock options exercised have not been recognized in the financial statements.

         The Company has federal and Minnesota net operating loss carryforwards of approximately $24,504,000 and $12,406,000, respectively, as of December 31, 2003. These operating losses expire between 2011 and 2023. Net operating loss carryforwards may be subject to the limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company.

                           BIO-key International, Inc.

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


NOTE K - FAIR VALUES OF FINANCIAL INSTRUMENTS

         The Statement of Financial Accounting Standards Board No. 107 "Disclosures about Fair Value of Financial Instruments" (SFAS 107) requires disclosure of the estimated fair value of an entity's financial instruments. Such disclosures, which pertain to the Company's financial instruments, do not purport to represent the aggregate net fair value of the Company. At December 31, 2003 and 2002, the carrying value of all material financial instruments, for which it is practicable to estimate the fair value, approximated fair value because of the short maturity of those instruments.

NOTE L - SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

                                                                          Years ended December 31,
                                                            ---------------------------------------------------
                                                                2003                2002                2001
                                                            -----------           --------           ----------
         Cash paid for:
              Interest                                      $       --            $     --           $       --

         Noncash Financing Activities:
              Conversion of short-term notes and
                  penalties into long-term notes             9,300,170                  --            4,567,546
              Conversion of convertible notes, bridge
                  notes, and accrued interest into
                  common stock                               1,573,465             322,392              513,801
              Accretion of preferred stock
                  beneficial conversion feature                     --                  --              451,000
              Issuance of Series B preferred stock in
                  exchange for Series A preferred
                  stock and cumulative dividends in
                  arrears, thereon                                  --                  --              281,049
              Issuance of common stock in exchange
                  for Series A and Series B
                  preferred stock and cumulative
                  dividends in arrears, thereon                244,919              24,937               31,626
              Issuance of warrants for reduction in
                  payables                                          --              32,000                   --

NOTE M - RECLASSIFICATIONS

         Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 and 2002 presentation. These reclassifications had no effect on the previously reported net loss or stockholders' deficit.

                           BIO-key International, Inc.

                        NOTES TO THE FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


NOTE N - EVENTS OCCURRING SUBSEQUENT TO DECEMBER 31, 2003

         In January 2004, the Company provided an employee of the Company a seven year option to purchase 75,000 shares of the Company's common stock at an exercise price of $1.10 per share. The option vests in three annual installments commencing January 4, 2005.

         During the first quarter ending March 31, 2004 we issued an aggregate of 3,355,725 shares of common stock upon conversion of $2,063,938 principal amount and $452,856 of accrued interest due under the 10% secured convertible note issued in 2001.

         In March 2003, at the request of the Investor, the Company issued Thomas J. Colatosti, the chairman of the Board, a $375,000 note and the Investor (collectively the Investors) a $2,125,000 note in exchange for the October 31, 2003, $2,500,000 7% Secured Convertible Promissory Note due the Investor. The terms of the notes require the principal and accrued interest at 7% to be repaid on October 1, 2005. In the event that the Company completes a private placement of equity securities resulting in gross proceeds of at least $5,000,000 on or before June 30, 2004 the principal amount and accrued interest due under the notes are convertible, at the option of the Investors, into the securities sold in such transaction at a conversion price equal to the sale price of such securities. Upon completion of such an equity transaction, the Investors also have the right to request repayment of the note. The Investors may, at any time, elect to convert some or all of the notes into shares of the Company's common stock at a conversion price of $0.75 per share or into shares of the Company's series C preferred stock at a conversion price of $100 per share.

         In March 2004, we designated 100,000 shares of preferred stock as Series C Convertible Preferred Stock (the "Series C Shares"). The Series C Shares accrue a cumulative annual dividend of 7% on the $100 face amount of such shares payable June 15 and December 15 each year in shares of common stock. In the event of a liquidation, dissolution or winding up of the Company, the Series C shares have a liquidation preference of $100 per share plus all accrued dividends thereon prior to any payment or distribution to holders of our common stock. The Series C Shares are convertible into common stock at a conversion price of $.75 per share. The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends or reclassifications. Subject to certain exceptions, in the event we issue additional shares of common stock at a purchase price less than the conversion price of the Series C Shares, the conversion price shall be lowered to such lesser price. In the event that the trading price of our common stock is less than $1.00 per share for thirty (30) consecutive trading days at any time after March 3, 2007, we will be required to redeem the Series C Shares by payment of $100 per share plus all accrued and unpaid dividends due thereon. We are required to obtain the consent of the holders of a majority of the Series C Shares in order to among other things, issue any shares of preferred stock, rights, options, warrants, or any other securities convertible into common stock of the Company, other than those issued to employees of the Company in the ordinary course of their employment or to consultants or other persons providing services to the Company so long as such issuances do not exceed 500,000 shares of common stock.

         In March 2004, we issued 65,000 shares of series C convertible preferred stock to the Investor in exchange for the cancellation of $5,736,232 principal amount of outstanding convertible promissory notes and $758,302 of accrued interest due therunder. The series C convertible preferred are convertible at the option of the holder into common stock at a conversion price of $.75 per share, subject to certain anti-dilution adjustments.

         In February 2004, the Company signed a nonbinding letter of intent to acquire Public Safety Group, Inc. Terms of the proposed acquisition include $500,000 down and $3,600,000 in BIO-key's common stock.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BIO-KEY INTERNATIONAL, INC.

Date: March 25, 2004                    /s/ Michael W. DePasquale
                                        ---------------------------------------
                                        Michael W. DePasquale
                                        CHIEF EXECUTIVE OFFICER

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature                      Title                              Date

 /s/ Thomas J. Colatosti       Chairman of the Board of           March 25, 2004
----------------------------   Directors
Thomas J. Colatosti

 /s/ Gary E. Wendt             Chief Financial Officer,           March 25, 2004
----------------------------   Principal Accounting Officer
Gary E. Wendt                  and Director

 /s/ Jeffrey J. May            Director                           March 25, 2004
----------------------------
Jeffrey J. May

 /s/ Charles P. Romeo          Director                           March 25, 2004
----------------------------
Charles P. Romeo

                                  EXHIBIT INDEX


EXHIBIT NUMBER    DESCRIPTION


  3.8             Certificate of Designation of Series C Convertible Preferred
                  Stock

10.16 Amendment No. 1 to Note Purchase Agreement dated October 31, 2003 by and between the Registrant and The Shaar Fund Ltd.

10.17 Securities Exchange Agreement dated March 3, 2004 by and between the Registrant and The Shaar Fund Ltd.

10.18 Registration Rights Agreement dated March 3, 2004 by and between the Registrant and The Shaar Fund Ltd.

10.19 Amended and Restated Secured Convertible Promissory Note due October 31, 2005 in the principal amount of up to $2,125,000

10.20 Amended and Restated Secured Convertible Promissory Note due October 31, 2005 in the principal amount of $375,000

10.21 Option to Purchase 500,000 Shares of Common Stock issued to Michael W. DePasquale

10.22 Option to Purchase 150,000 Shares of Common Stock issued to Thomas J. Colatosti

10.23 Option to Purchase 50,000 Shares of Common Stock issued to Thomas J. Colatosti

10.24             Option to Purchase 50,000 Shares of Common Stock issued to
                  Jeff May

10.25             Option to Purchase 50,000 Shares of Common Stock issued to
                  Charles Romeo

10.26             Option to Purchase 300,00 Shares of Common Stock issued to
                  Randy Fodero

23.1              Consent of Divine, Scherzer & Brody, Ltd.

31.1 Certificate of CEO of Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2 Certificate of CFO of Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1 Certificate of CEO of Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

32.2 Certificate of CFO of Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended