Form 10QSB
period 2004-03-31
BIO KEY INTERNATIONAL INC
filed 2004-05-18
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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
(Issuer’s Telephone Number)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [   ]      No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date : There were 37,819,810 issued and outstanding shares of the registrant’s common stock, par value $.01 per share, as of May 14, 2004.

        Transitional Small Business Disclosure Format (check one): Yes [   ] No [ X ]

BIO-KEY INTERNATIONAL, INC.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIO-key International, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS

	December 31, 2003	March 31, 2004

ASSETS		(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$1,012,790	$478,419
Receivables
Trade, less allowance for doubtful accounts of $2,000 and $4,000, respectively	409,803	860,901
Escrow	—	11,248,803
Advances to stockholders and other	—	153,988
Inventory	65,857	59,624
Prepaid expenses	165,929	34,404

Total current assets	1,654,379	12,836,139

EQUIPMENT AND FURNITURE AND FIXTURES - at cost,
less accumulated depreciation	60,157	75,866

OTHER ASSETS	150,206	4,827,747

	$1,864,742	$17,739,752

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Note payable	$—	$400,000
Advances from stockholders	34,030	60,958
Accounts payable	351,742	540,862
Accrued liabilities	173,736	141,930
Deferred revenue	10,000	175,467

Total current liabilities	569,508	1,319,217

DEFERRED REVENUE	—	58,301

LONG-TERM OBLIGATIONS	10,431,223	375,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock - authorized, 5,000,000 shares
of $ .01 par value (liquidation preference of
$100 per share):
Series B 9% Convertible; issued and outstanding,
4,180 as of December 31, 2003	42	—
Series C 7% Convertible; issued and outstanding,
88,532 shares as of March 31, 2004	—	885
Common stock - authorized, 60,000,000 shares
of $.01 par value; issued and outstanding, 21,222,889
and 35,889,649 shares, respectively	212,229	358,897
Additional contributed capital	18,327,992	44,323,275
Accumulated deficit	(27,676,252)	(28,695,823)

	(9,135,989)	15,987,234

	$1,864,742	$17,739,752

See accompanying notes to consolidated financial statements.

BIO-key International, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,

	2003	2004

Revenues
Product sales	$2,504	$8,930
Licensing fees	25,000	275,156
Technical support
and other services	—	27,800

	27,504	311,886
Costs and other expenses
Cost of product sales	2,393	5,778
Selling, general
and administrative	568,499	820,953
Research, development
and engineering	221,107	262,761

	791,999	1,089,492

Operating loss	(764,495)	(777,606)

Other income (deductions)
Interest expense	(291,345)	(136,620)
Sundry	554	2,348

	(290,791)	(134,272)

NET LOSS	$(1,055,286)	$(911,878)

Basic and diluted loss to common stockholders

Net loss	$(1,055,286)	$(911,878)

Convertible preferred stock dividends
and accretion	—	(13,348)

Loss applicable to common stockholders	$(1,055,286)	$(925,226)

Basic and diluted loss per common share
Net loss	$(.07)	$(.04)
Convertible preferred stock dividends
and accretion	—	—

Loss applicable per common share	$(.07)	$(.04)

Weighted average number of
common shares outstanding	14,377,406	23,845,247

See accompanying notes to consolidated financial statements

BIO-key International, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,

	2003	2004

Cash flows from operating activities
Net loss	$(1,055,286)	$(911,878)
Adjustments to reconcile
net loss to net cash used
in operating activities:
Depreciation	—	6,995
Amortization of discounts on convertible
debt related to warrants and
beneficial conversion features	138,546	—
Allowance for doubtful accounts	—	2,000
Write off deferred offering costs	—	81,900
Options and warrants issued for
services and other	156,000	—
Change in assets and liabilities:
Accounts receivable	56,803	(334,292)
Inventories	—	6,233
Prepaid expenses and other	(1,469)	131,525
Accounts payable	(109,007)	(124,191)
Accrued liabilities	159,474	103,494
Deferred revenue	—	83,280

Net cash used in operations	(654,939)	(954,934)

Cash flows from investing activities
Capital expenditures	—	(17,399)
Acquisition	—	(498,937)
Investment	—	(50,000)
Other	(1,971)	(6,869)

Net cash used in
investing activities	(1,971)	(573,205)

Cash flows from financing activities
Issuance of convertible debentures
and long-term obligations	980,000	1,000,000
Advances from stockholders	—	(6,232)

Net cash provided by
financing activities	980,000	993,768

Net increase (decrease) in
cash and cash equivalents	323,090	(534,371)

Cash and cash equivalents,
beginning of period	16,748	1,012,790

Cash and cash equivalents,
end of period	$339,838	$478,419

See accompanying notes to consolidated financial statements

BIO-key International, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December  31, 2003,
and March 31, 2004 and 2003 (Unaudited)

1.	Unaudited Statements

The accompanying unaudited interim consolidated financial statements include the accounts of BIO-key International, Inc. and its wholly owned subsidiary, Public Safety Group, Inc. (collectively, the Company) and are stated in conformity with accounting principles generally accepted in the United States, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. Significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the financial position and the results of its operations and cash flows for the periods presented. It is suggested that these interim consolidated financial statements are read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

2.	Liquidity and Capital Resource Matters

Broad commercial acceptance of the Company’s technology is critical to the Company’s success and ability to generate revenues. The Company has had no significant revenues to date, and has accumulated losses during the last two years and through the first quarter of 2004 of approximately $8,758,000 of which approximately $912,000 was incurred during 2004. As of March 31, 2004 stockholders’ equity was approximately $15,987,000.

On March 31, 2004 substantial doubt about the Company’s ability to continue as a going concern was alleviated when 8,888,928 shares of the Company’s common stock and warrants to purchase 4,444,458 shares of the Company’s common stock were sold for approximately $12,000,000 in gross proceeds.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The matters described in the preceding paragraph removed substantial doubt about the Company’s ability to continue as a going concern.

BIO-key International, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December  31, 2003,
and March 31, 2004 and 2003 (Unaudited)

3.	Loss Per Common Share

Basic loss per share is calculated by dividing the net loss attributable to common stockholders by the number of weighted average common shares outstanding. Diluted earnings per share are calculated by dividing the net loss attributable to common stockholders by the weighted average common shares outstanding, and when dilutive, by including options, warrants and convertible securities outstanding using the treasury stock method. There was no difference between basic and diluted loss per share for all periods presented, because the impact of including options, warrants and convertible securities would be antidilutive.

4.	Acquisition of Public Safety Group, Inc.

On March 30, 2004, we acquired all of the outstanding capital stock of Public Safety Group, Inc. (PSG), a privately-held Company based in Winter Park, Florida. The acquisition was completed pursuant to the terms of an Agreement and Plan of Merger (the Merger Agreement) by and among the Company, BIO-Key Acquisition Corp., a wholly-owned subsidiary of the Company, PSG and all of the shareholders of PSG. As a result of this transaction PSG, became a wholly-owned subsidiary of the Company and now constitutes a division of our business specializing in the law enforcement and public safety markets (the Public Safety Division).

Pursuant to the Merger Agreement, the Company purchased all of the outstanding capital stock of PSG from the former shareholders of PSG in exchange for 2,416,108 shares, at $1.49 per share, of our common stock issued to the former shareholders of PSG, 6,000 shares of our common stock issued to Harward Investments, Inc. (Harward) pursuant to an arrangement involving the discharge of certain outstanding debt obligations of PSG to Harward, $500,000 in cash, and the assumption of $600,000 in aggregate net liabilities of PSG. The Merger Agreement provides that any liability or obligation of PSG in excess of such $600,000 limitation will be solely the responsibility of the former shareholders of PSG. Additional earnout consideration, determined as a proportion of qualified revenues, as defined, attained by the Public Safety Division over fiscal years 2004 and 2005, may be paid to the former shareholders of PSG. During 2004, earnout consideration shall be earned at the following rates: Five percent (5%) of all 2004 Qualifying Revenue less than $2 million, less the Accounts Receivable Holdback; as defined; Ten percent (10%) of all 2004 Qualifying Revenue equal to or greater than $2 million but less than $4 million; Twenty percent (20%) of all 2004 Qualifying Revenue equal to or greater than $4 million but less than $7 million; and Thirty percent (30%) of all 2004 Qualifying Revenue equal to or greater than $7 million. During 2005, earnout consideration shall be earned at the following rates: Ten percent (10%) of all 2005 Qualifying Revenue equal to or greater than $7 million but less than $10 million; and Twenty percent (20%) of all 2005 Qualifying Revenue equal to or greater than $10 million. The Company will make payments of such additional consideration on the last day of the month following each month in which the Public Safety Division achieves specified revenue milestones during fiscal years 2004 and 2005. Such payments will be made in cash, unless the aggregate amount of earnout consideration exceeds sixty percent (60%) of the aggregate consideration paid by the Company in the merger transaction. Any such excess amounts will be paid in shares of common stock of the Company priced as of two (2) days prior to the date on which any earnout payment becomes due. In connection with this acquisition, three former employees of PSG, who were also shareholders of PSG, entered into two-year employment agreements with the Company to serve within the Public Safety Division.

BIO-key International, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December  31, 2003,
and March 31, 2004 and 2003 (Unaudited)

The 2,416,108 shares issued to the PSG shareholders (the Merger Shares) are subject to escrow provisions contained in the Merger Agreement and a related escrow agreement, which provide for periodic releases of the shares from escrow on a schedule determined by the revenues achieved by the Public Safety Division during fiscal years 2004 and 2005. The owners of such escrowed shares, however, will continue to enjoy all the rights and privileges attributable to the shares, including, without limitation, the right to vote and receive dividends. The principal terms of the escrow arrangement are as follows:

•	One-twelfth (1/12) of the Merger Shares are held in escrow for the purpose of securing certain prior obligations of PSG to Harward and will be released upon the effectiveness of the Company’s registration statement to the shareholders of PSG and Harward.
•	The remaining eleven-twelfths (11/12) of the Merger Shares will be released to the former shareholders of PSG at quarterly intervals, on a distribution schedule determined by the revenues achieved by the Public Safety Division during 2004. According to the distribution schedule, all of the Merger Shares will be released as early as June 30, 2006 but no later than December 31, 2007.
•	Of the remaining eleven-twelfths (11/12) of the Merger Shares, those shares owned by former employees of PSG who became employees of the Company by virtue of the merger transaction are subject to repurchase by the Company under certain circumstances involving the termination of such employee’s employment. Shares remaining in escrow may also be used to fund indemnification obligations of the former PSG shareholders pursuant to the Merger Agreement.

A summary of the estimated fair value of the net assets acquired and liabilities assumed, pertaining to the purchased entity is as follows:

Current assets	$133,369
Goodwill	4,702,021
Other assets	5,857

Total assets acquired	4,841,247
Current liabilities	(332,307)
Long-term obligations	(400,000)

Purchase Price	$4,108,940

The Company acquired all of the issued and outstanding capital stock of PSG, effective March 30, 2004. The following pro forma financial data, unaudited, reflects revenue, loss from continuing operations, net loss and loss applicable per common share of the Company for the three month periods ended March 31, 2004 and 2003, as though the transaction occurred as of January 1, 2004 and 2003.

	Three months ended March 31, 2003	Three months ended March 31, 2004

Revenue	$291,786	$469,288
Loss from continuing operations	$(874,921)	$(1,049,713)
Net loss	$(874,921)	$(1,049,713)
Loss applicable per common share	$(0.06)	$(0.04)

BIO-key International, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December  31, 2003,
and March 31, 2004 and 2003 (Unaudited)

5.	Prepaid Expenses

	December 31, 2003	March 31, 2004

Consulting fees	$90,000	$—
Insurance	42,181	32,908
Other	33,748	1,496

	$165,929	$34,404

In October 2003, the Company entered into a consulting agreement with a financial advisory services company. The terms of the agreement required $108,000 to be paid in fees. The prepaid fees were charged to operations during the first quarter of 2004 when the consulting services were provided in full.

6.	Equipment and Furniture and Fixtures

	December 31, 2003	March 31, 2004

Equipment	$66,543	$82,542
Furniture and fixtures	36,550	43,255

	103,093	125,797
Less accumulated depreciation	42,936	49,931

	$60,157	$75,866

7.	Other Assets

	December 31, 2003	March 31, 2004

Deferred offering costs	$81,900	$—
Patents pending	68,306	75,175
Deposits	—	551
Goodwill and other intangibles	—	4,702,021
Investment	—	50,000

	$150,206	$4,827,747

BIO-key International, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December  31, 2003,
and March 31, 2004 and 2003 (Unaudited)

Deferred Offering Costs

In March 2002, the Company engaged an investment banking firm to advise the Company regarding raising additional capital through the potential future issuance of the Company’s equity, debt or convertible securities. The Company paid a nonrefundable retainer fee of $50,000, out of pocket expenses of $14,900 and granted a four year warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The estimated value of the warrant at date of grant was $17,000. These deferred costs were charged to operations in the quarter ended March 31, 2004, when this engagement terminated.

Impairment of Goodwill

The Company has adopted SFAS No. 142. In accordance with the adoption of this standard, the Company has not amortized goodwill. As required under SFAS No. 142, the Company performed an assessment of the carrying value of goodwill using a number of criteria, including the value of the overall enterprise, and as of March 31, 2004, the Company believes no material impairment exists. Future impairment charges from existing operations or other acquisitions, if any, will be reflected as an operating expense in the statement of operations.

Other Intangibles

The Company is in the process of identifying and valuing other intangibles acquired on March 30, 2004 as part of the PSG acquisition. As of March 31, 2004, the Company has not recorded any amortization expense of intangible assets. In the future, intangible assets will be amortized over their estimated useful lives using the straight-line method.

8.	Accrued Liabilities

	December 31, 2003	March 31, 2004

Compensation	$167,859	$137,580
Other	5,877	4,350

	$173,736	$141,930

9.	Note Payable

Pursuant to the Merger Agreement, the Company assumed a maximum of $600,000 in aggregate net liabilities of PSG, which included a note payable of $400,000. This note was subsequently paid off in April 2004. The Company is contingently liable for approximately $163,000 of additional indebtedness if the Company does not complete a registration statement covering the public resale of the shares of common stock issued to this creditor on or before December 31, 2004. The Merger Agreement provides that indebtedness in excess of the $600,000 limitation, will be solely the responsibility of the former shareholders of PSG.

BIO-key International, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December  31, 2003,
and March 31, 2004 and 2003 (Unaudited)

10.	Long-term Obligations

Between January 4, and March 29, 2004, as part of the Company’s January 2003 amended funding transaction with an investor group (the Investor), the Investor provided additional financing of $1,000,000 (the Funding Agreement) in incremental monthly installments under a secured convertible promissory note.

On March 30, 2004, the Company issued 18,275 shares at $100 per share of series C convertible preferred stock to the Investor in exchange for the cancellation of the full $1,770,500 principal amount outstanding under the secured convertible promissory note and $49,963 of accrued interest due thereunder.

BIO-key International, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December  31, 2003,
and March 31, 2004 and 2003 (Unaudited)

11.	Stockholders Equity

Common Stock

On March 31, 2004, the Company entered into a securities purchase agreement with certain institutional and accredited investors pursuant to which the Company issued and sold an aggregate of 8,888,928 shares of common stock and warrants to purchase an aggregate of 4,444,464 shares of common stock. The investors paid an aggregate purchase price of $1.35 for each share of common stock and warrant to purchase 0.5 of a share of common stock, resulting in gross proceeds of approximately $12,000,000. In connection with the securities purchase agreement, the Investor paid for a portion of their purchased stock and warrants by canceling $347,500 of outstanding debt. The remaining aggregate proceeds of $11,248,803, net of offering costs totaling $403,700, were held in escrow until April 2004. During March 2004, additional out of pocket offering costs of $14,397 were incurred by the Company.

The Warrants may be exercised at any time prior to the Fifth anniversary of the effective date of the registration statement covering the public resale of the shares issuable upon exercise of the warrants and shares of common stock issued in the offering (the “Registration Statement”), at an exercise price of $1.755 per share. Each Warrant contains anti-dilution protection, which provides that if at any time on or prior to March 31, 2005, the Company issues any shares of common stock or rights, options, warrants or other securities or debt bearing a right to acquire Company common stock at a price less than the then-applicable exercise price of such Warrant, such exercise price will be automatically reduced to such lower price. Fifty percent (50%) of any unexercised portions of the Warrants are callable by the Company if the volume weighted average trading price per share of our common stock exceeds $4.3875 per share for ten (10) consecutive trading days and the Warrants have not been exercised after forty-five (45) days’ prior notice from the Company.

Under the Purchase Agreement, in the event that (i) the Registration Statement is not declared effective on or prior to July 14, 2004, (ii) after the effectiveness of the Registration Statement, an investor is not permitted to sell its securities thereunder (or any subsequent registration statement filed in replacement hereof) for any reason for five (5) or more trading days (whether or not consecutive), (iii) after the effectiveness of the Registration Statement, any securities covered thereunder are not listed on an eligible trading market or (iv) the Company’s common stock is not listed or quoted, or is suspended from trading on an eligible trading market for a period of three (3) trading days (whether or not consecutive), the Company will be required to pay a cash amount to the investors equal to one percent (1%) of the aggregate purchase price paid by the investors pursuant to the Purchase Agreement for the first month that such event occurs and one percent (1%) for each month thereafter in which such event remains uncured, in each case prorated for any partial month. If the Company fails to make any such payment in a timely manner, such payment shall bear interest at the rate of one percent (1%) per month (prorated for partial months) until paid in full.

BIO-key International, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December  31, 2003,
and March 31, 2004 and 2003 (Unaudited)

Series B Convertible Preferred Stock Dividends

On March 30, 2004, the Investor converted the remaining 4,180 shares of Series B 9% convertible preferred stock and $107,693 of dividends and accrued interest thereon into 5,257 shares of the Company’s series C preferred stock. All of the Company’s series C preferred stock is convertible into shares of the Company’s common stock at a conversion price of $.75 per share.

Series C Convertible Preferred Stock Dividends

The Company’s series C preferred stock accrues dividends at 7% payable semi-annually on June 15 and December 15 and on such date that the preferred stockholder elects to convert preferred stock to common stock. As of March 31, 2004, no cumulative dividends had been earned on the Series C preferred stock. All of the Company’s series C preferred stock is convertible into shares of the Company’s common stock at a conversion price of $.75 per share.

Options and Warrants

The following summarizes option and warrant activity since December 31, 2003:

	Number of Shares

	1996 Plan Options	1999 Plan Options	Non- Plan Options	Warrants	Total

Balance, December 31, 2003	487,380	1,176,669	3,268,000	5,394,682	10,326,731
Granted	—	—	75,000	4,444,464	4,519,464
Cancelled	(5,000)	—	—	(25,000)	(30,000)

Balance, March 31, 2004	482,380	1,176,669	3,343,000	9,814,146	14,816,195

Available for future grants,
March 31, 2004	174,620	629,588	—	—	804,208

BIO-key International, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December  31, 2003,
and March 31, 2004 and 2003 (Unaudited)

Proforma Compensation Disclosure

In December 2002, the Financial Accounting Standards Board (FASB) issued SFASB No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires expanded and more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

The Company has not adopted a method under SFAS No. 148 to expense stock options but rather continues to apply the recognition and measurement provisions of APB Opinion No.25, Accounting for Stock issued to Employees, and related interpretations in accounting for those plans. No stock-based employee compensation expense for options is reflected in net earnings for the fiscal periods presented as all options granted under those plans had an exercise price equal to or higher than the market price of the underlying common stock at the date of grant.

If compensation expense for the stock options granted had been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s proforma net loss and proforma loss per share would have been as follows:

	Three months ended March 31,

	2003	2004

Net loss
As reported	$(1,055,286)	$(911,878)
Proforma	(1,072,286)	(978,778)
Loss applicable to common
stockholders
As reported	$(1,055,286)	$(925,226)
Proforma	(1,072,286)	(992,126)
Basic and diluted loss per
common share
As reported	$(0.07)	$(0.04)
Proforma	(0.07)	(0.04)

BIO-key International, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December  31, 2003,
and March 31, 2004 and 2003 (Unaudited)

12.	Legal Proceedings

In June 2003, PSG, the Company’s recently-acquired subsidiary, was named as a defendant in a civil action initiated in the Superior Court Department in Hampden County, Commonwealth of Massachusetts by The Vince Group, Inc. (“TVG”). The case has since been removed to the United States District Court for the District of Massachusetts at the request of the Parties. The complaint claims that PSG is obligated to pay a percentage of certain of its revenues to TVG in consideration for a strategic business introduction allegedly made by an agent of TVG. PSG has denied the allegations and filed an answer in the litigation, and as of the date of this report the outcome of the litigation is pending. The claim is for an unspecified amount including actual damages, interest, and attorney’s fees. Management believes that the claim is without merit and will be settled out of court for an amount that will not have a material adverse affect on the business, financial condition or operating results of the Company. The merger agreement provides that any liability or obligation generated by this litigation will be solely the responsibility of the former shareholders of PSG.

13.	Events Occurring Subsequent to March 31, 2004

Between April 7, 2004 and April 20, 2004, the Shaar Fund, Ltd. converted 12,100 shares of the Company’s series C 7% convertible preferred stock and $9,635 of dividends and interest due thereon into an aggregate of 1,626,179 shares of the Company’s common stock.

On April 26, 2004, CEO Cast Inc. exercised its warrants to purchase 400,000 shares of the Company’s common stock on a cashless exercise basis. The transaction resulted in the Company issuing CEO Cast Inc. an aggregate of 303,982 shares of the Company’s common stock.

On April 28, 2004, the Company issued 3,750 shares of the Company’s series C 7% convertible preferred stock to Thomas J. Colatosti, the Company’s Chairman of the Board, in conversion of a $375,000 secured note.

BIO-key International, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December  31, 2003,
and March 31, 2004 and 2003 (Unaudited)

14.	Supplementary Disclosures of Cash Flow Information

	Three Months Ended March 31,

	2003	2004

Cash paid for:
Interest	$—	$1,006
Noncash Financing Activities:
Conversion of convertible debentures, bridge notes, and
accrued interest into common stock	—	2,864,293
Issuance of Series C preferred stock in exchange for Series B
preferred stock and cumulative dividends in arrears, thereon	—	525,668
Issuance of Series C preferred stock in exchange for debt	—	8,327,463
Issuance of common stock in exchange for escrow receivable
net of offering costs	—	11,234,406
Issuance of common stock in conjunction with the PSG acquisition	—	3,608,940

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

        The information contained in this Report on Form 10-QSB and in other public statements by the Company and Company officers include or may contain certain forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933 and Section 21E of the U.S. Securities Exchange of 1934. All statements other than statements of historical facts contained in this Report on Form 10-QSB, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in the forward-looking statements are reasonable, we cannot be sure that they will be achieved. Actual results may differ materially from the forward-looking statements contained herein due to a number of factors. Many of these factors are set forth in the the Company’s Annual Report on Form 10-KSB under the caption “Risk Factors” and other filings with the Securities and Exchange Commission. These factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, may be significant, presently or in the future. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW

        The following should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein.

        We develop and market proprietary fingerprint identification biometric technology and software solutions. We pioneered the development of automated, finger identification technology that can be used without the aid of non-automated methods of identification such as a personal identification, password, token, smart card, ID card, credit card, passport, driver license or other form of possession or knowledge based identification. This advanced BIO-key™ identification technology improves both the accuracy and speed of finger-based biometrics and is the only finger identification algorithm that has been certified by the International Computer Security Association (ICSA).

        Since our inception in 1993, we have spent substantial time and effort in completing the development of what we believe is the most discriminating and effective finger biometric technology available. During the past two years, our focus has shifted to marketing and selling this technology. We have built a direct sales force of professionals with substantial experience in selling technology solutions to government and corporate customers. We expect to continue to add additional qualified personnel in 2004.

        During 2003 and the first quarter of 2004, we entered into a number of licensing and development agreements. Certain of these arrangements have resulted in our technology being used in commercial applications on a run time basis and we are beginning to generate recurring revenue. We will continue to focus a substantial amount of resources on our sales and marketing efforts and expect revenues to increase during 2004. Our primary objective in 2004 is to generate revenue and increase the recognition, use and acceptance of our technology in the market. To accomplish this, all sales efforts are focused on moving evaluation and development relationships to run time license arrangements as quickly as possible. We continue to see increases in qualified leads resulting in evaluation licenses and run time licenses. Our biggest challenge is obtaining human resources to pursue and follow up on opportunities available to us.

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

        On March 30, 2004, we acquired all of the outstanding capital stock of Public Safety Group, Inc. (“PSG”), a privately-held provider of wireless solutions for law enforcement and public safety markets based in Winter Park, Florida, in exchange for an aggregate of 2,422,108 shares of our common stock, $500,000 in cash, and our assumption of $600,000 in aggregate net liabilities of PSG. The merger agreement provides that any liability or obligation of PSG in excess of $600,000 will be solely the responsibility of the former shareholders of PSG. The acquisition was completed pursuant to the terms of an agreement and plan of merger by and among the Company, BIO-Key Acquisition Corp., a wholly-owned subsidiary of the Company, PSG and all of the shareholders of PSG. As a result of this transaction, PSG became a wholly-owned subsidiary of the Company and now constitutes a division of our business specializing in the law enforcement and public safety markets.

        On March 31, 2004, we completed a private placement equity offering that resulted in approximately $12,000,000 in gross proceeds. Based on available cash resources, existing funding obligations and projected revenue, we believe our existing financial resources will now be sufficient to sustain operations for at least the next twenty-four (24) months. Our long-term viability and growth will depend upon the successful commercialization of our technologies and our ability to continue to obtain adequate financing, among other matters, as to which there can be no assurances.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Revenue

        We generated revenue of approximately $312,000 during the three month ended March 31, 2004 as compared to approximately $28,000 during the corresponding period in 2003. Our 2003 revenues consisted of approximately $25,000 from license fees and approximately $3,000 from products and services as compared to approximately $275,000 from license fees and approximately $37,000 from sales of products and services during 2004. The increase was due to an increased number of licensing arrangements, some of which have moved from evaluation to recurring run time licenses, and approximately $187,000 of revenue generated by PSG, our law enforcement and public safety division which we acquired on March 30, 2004. We expect ninety percent (90%) of our future revenue to be generated from license fees and the balance from product sales. As we continue to expand our sales and marketing departments, we expect to continue to add customers and increase revenue during 2004.

Costs And Other Expenses

        Selling, general and administrative expenses. Selling, general and administrative expenses increased approximately $252,000 to approximately $821,000 during the three months ended March 31, 2004 as compared to approximately $569,000 during the corresponding period in 2003. Of the increase, approximately $72,000 was related to increased sales and marketing activity, approximately $6,000 was related to an increase in general administrative costs, approximately $34,000 was related to an increase in costs for administrative personnel, and approximately $267,000 was related to an increase in professional services. These amounts were offset by a decrease in marketing consulting costs of approximately $127,000 during the corresponding period in 2004. Although we continue to closely monitor expenses, we retained 5 additional employees in connection with our recent acquisition of PSG, and have expanded both our direct sales force and technology support. We expect continued increases in these functions during 2004 as we continue to focus on generating revenue and supporting our growing customer base. Accordingly, we expect selling, general and administrative expenses to increase materially during 2004.

        Research and Development. Research, development and engineering expenses increased approximately $42,000 to approximately $263,000 during the three months ended March 31, 2004 as compared to approximately $221,000 during the corresponding period in 2003. Of the increase, approximately $3,000 was related to a increase in general development expense, and approximately $63,000 related to a increase in personnel costs. This was offset by an approximate $24,000 decrease for services of outside programming sub-contractors. Having completed the development of our core technology, research and development expenses in 2004 will consist of enhancing existing software and reacting to customer feedback. We expect research and development costs to stabilize during 2004.

        Interest Expense. Interest expense decreased approximately $154,000 to approximately $137,000 during the three months ended March 31, 2004 as compared to approximately $291,000 during the corresponding period 2003. The decrease in interest expense is due to the decrease in long-term obligations. As of the date of this report, all term indebtedness has been converted into equity. Accordingly, we do not expect to incur any material interest expense during the remainder of 2004.

        Net Operating Loss Carryforwards.       As of December 31, 2003, we had federal and Minnesota net operating loss carryforwards of approximately $24,504,000 and $12,406,000, respectively. The carryforwards expire between 2011 and 2023. Such net operating carryforwards may be limited in the future in the event of a change in ownership of the Company as defined in the Internal Revenue Code.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities during the three months ended March 31, 2004 was approximately $955,000 compared to approximately $665,000 during the three months ended March 31, 2003. The primary use of cash for both years was to fund the net loss. Net cash used in investing activities for the three months ended March 31, 2004 was approximately $573,000 compared to net cash used in investing activities of approximately $2,000 for the corresponding period in 2003 and consisted of approximately $17,000 of fixed asset purchases, approximately $499,000 for the acquisition of PSG, approximately $50,000 for a joint venture investment in ClassifEye, and approximately $7,000 for patent applications. Net cash provided by financing activities during the three months ended March 31, 2004 was approximately $979,000 compared to approximately $980,000 in the corresponding period in 2003 and consisted primarily of long-term borrowings.

        Working capital increased approximately $10,432,000 during the three months ended March 31, 2004 to approximately $11,517,000 compared to approximately $1,085,000 as of December 31, 2003. This increase was due to a substantial increase in escrow receivables as a result of the completion of our recent private placement of our equity securities.

        Since January 7, 1993 (date of inception), our capital needs have been principally met through proceeds from the sale of equity and debt securities.

                On October 31, 2003, we entered into an amendment to the January 27, 2003 note purchase agreement with the Shaar Fund Ltd. (“Investor”) to provide up to $2,500,000 of additional financing pursuant to the terms of a secured promissory note (the “Secured Note”). Of this amount, $600,000 was advanced at closing and $1,900,000 was funded between December 3, 2003 and March 29, 2004. The Secured Note was due October 1, 2005, secured by substantially all of our assets including our intellectual property, accrued interest at the rate of 7% per annum payable on maturity, and may be prepaid without penalty. The principal amount and accrued interest was convertible at the option of the Investor into either shares of our common stock at a conversion price of $.75 per share or shares of our series C preferred stock (the “Series C Shares”) at a conversion price of $100 per share. The Secured Note also provided that in the event we completed a private placement of our equity securities resulting in gross proceeds in excess of $5,000,000 on or before June 30, 2004, some or all of the principal and accrued interest shall, at the option of the Investor, be either converted into such equity securities at a conversion price equal to the sale price of such securities or repaid in cash. Upon the closing of our recent private placement equity offering, the Investor elected to convert $347,500 of the principal amount of the Secured Note into shares of our common stock and warrants to purchase shares of our common stock, each issued to the Investor in connection with such private placement.

                Pursuant to a recapitalization transaction completed on March 3, 2004, all existing promissory notes payable to the Investor, other than the Secured Note, together with all accrued and unpaid interest due thereon (approximately $6,500,000) were cancelled and converted into 65,000 Series C Shares. Series C Shares are convertible into common stock at a conversion price of $.75 per share. In the event that the trading price of our common stock is less than $1.00 per share for thirty (30) consecutive days at any time after March 3, 2007, we will be required to redeem the Series C Shares at a redemption price of $100 per share plus all accrued and unpaid dividends due thereon. In connection with the recapitalization transaction, the Investor transferred $375,000 of the principal amount of the Secured Note to Thomas J. Colatosti, our Chairman of the Board of Directors.

                On March 30, 2004, the Investor elected to convert $1,827,463 of principal and accrued interest due under the Secured Note into 18,275 Series C Shares. Also on March 30, 2004, the Investor elected to exchange all of the issued and outstanding shares of our series B preferred stock and accrued and unpaid dividends thereon and all accrued and unpaid interest on such dividends into 5,257 additional Series C Shares. As of April 28, 2004, the Investor elected to convert 12,100 Series C Shares along with accrued dividends thereon into an aggregate of 1,626,179 shares of our common stock. On April 29, 2004, Mr. Colatosti elected to convert $375,000 of the principal amount of the Secured Note into 3,750 Series C Shares. As a result of these conversions, as of the date of this report, we have no outstanding indebtedness other than trade payables.

                We have agreed, at the Investor’s request, to file a registration statement covering the public resale of the shares of common stock issuable upon conversion of the Series C Shares.

                We do not expect any material capital expenditures during the next twelve months. On March 30, 2004, we completed the acquisition of PSG in exchange for an aggregate of 2,416,108 shares of our common stock, $500,000 in cash, and our assumption of $600,000 in net liabilities of PSG. Any liability or obligation of PSG in excess of such $600,000 limitation will be solely the responsibility of the former shareholders of PSG. In connection with this acquisition, we also issued 6,000 shares of our common stock to Harward Investments, Inc. (“Harward”) pursuant to an arrangement involving the discharge of certain outstanding debt obligations of PSG to Harward as of March 30, 2004. Additional earnout consideration, determined as a proportion of qualified revenues, as defined, attained by the acquired business during fiscal years 2004 and 2005, may be paid to the former shareholders of PSG. During 2004, earnout consideration shall be earned at the following rates: Five percent (5%) of all 2004 Qualifying Revenue less than $2 million, less the Accounts Receivable Holdback; as defined; Ten percent (10%) of all 2004 Qualifying Revenue equal to or greater than $2 million but less than $4 million; Twenty percent (20%) of all 2004 Qualifying Revenue equal to or greater than $4 million but less than $7 million; and Thirty percent (30%) of all 2004 Qualifying Revenue equal to or greater than $7 million. During 2005, earnout consideration shall be earned at the following rates: Ten percent (10%) of all 2005 Qualifying Revenue equal to or greater than $7 million but less than $10 million; and Twenty percent (20%) of all 2005 Qualifying Revenue equal to or greater than $10 million. We will make payments of such additional consideration on the last day of the month following each month in which the acquired business achieves specified revenue milestones during fiscal years 2004 and 2005. Such payments will be made in cash, unless the aggregate amount of earnout consideration exceeds sixty percent (60%) of the aggregate consideration paid by the Company in the merger transaction. Any such excess amounts will be paid in shares of our common stock priced as of two (2) days prior to the date on which any earnout payment becomes due.

                Our future liquidity and capital requirements will depend upon numerous factors, including:

  our ability to license our technology to original equipment manufacturers, systems integrators and application developers;
  our ability to successfully integrate PSG’s technology and customer relationships into our current business plan;
  the costs and timing of product development efforts and the success of these efforts;
  our ability to maintain and grow quality customer base; and
  biometric technology market developments.

                As of the date of this report, we had cash resources of approximately $10,600,000. We currently require approximately $400,000 per month to conduct our operations. During the first quarter of 2004, we generated approximately $312,000 of revenue and expect to continue to generate increasing revenue from existing and new relationships during 2004. Anticipated revenues are expected to defray operating expenses and reduce the need for additional financing, but are not expected to be sufficient for us to significantly expand operations.

                On March 31, 2004, we entered into a securities purchase agreement with certain institutional and accredited investors pursuant to which we issued and sold an aggregate of 8,888,928 shares of our common stock and warrants (the “Warrants”) to purchase an aggregate of 4,444,464 shares of our common stock. The investors paid an aggregate purchase price of $1.35 for each share of common stock and Warrant to purchase 0.5 of a share of common stock, resulting in gross proceeds to of approximately $12,000,000. We now believe our current cash resources and anticipated cash flow from operations will enable us to maintain operations at current levels for at least the next twenty-four (24) months. We may need to obtain additional funding to execute our plan to substantially grow operations and revenue and to conduct the sales, marketing and technical support necessary to generate and serve a significant customer base. To the extent that we would require such additional funding, no assurance can be given that any form of additional financing will be available on terms acceptable to us, that adequate financing will be obtained to meet our needs, or that such financing would not be dilutive to existing stockholders. If available financing is insufficient or unavailable or we fail to generate any meaningful revenue, we may be required to further reduce operating expenses, suspend operations, seek a merger or acquisition candidate or ultimately liquidate our assets.

                We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

ITEM 3. CONTROLS AND PROCEDURES

                 An evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out by the Company under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, the Company’s CEO and CFO concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There has been no change in the Company’s internal control over financial reporting identified in connection with that evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                Except as disclosed below, we are not a party to any material pending legal proceeding nor are we aware of any proceeding contemplated by any governmental authority involving the Company.

                In June 2003, PSG, our recently-acquired subsidiary, was named as a defendant in a civil action initiated in the Superior Court Department in Hampden County, Commonwealth of Massachusetts by The Vince Group, Inc. (“TVG”). The case has since been removed to the United States District Court for the District of Massachusetts at the request of the parties. The complaint claims that PSG is obligated to pay a percentage of certain of its revenues to TVG in consideration for a strategic business introduction allegedly made by an agent of TVG. PSG has denied the allegations and filed an answer in the litigation, and as of the date of this prospectus, the outcome of the litigation is pending. The claim is for an unspecified amount including actual damages, interest, and attorney’s fees. Management believes that the claim is without merit and will be settled out of court for an amount that will not have a material adverse affect on our business, financial condition or operating results. The Merger Agreement provides that any liability or obligation generated by this litiation will be solely the responsibility of the former shareholders of PSG.

ITEM 2. SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                                 1.    On March 30, 2004 we issued 2,416,108 shares of common stock in partial payment of the purchase of all of the issued and outstanding shares of capital stock of Public Safety Group, Inc. (“PSG”). The shares were issued to the ten former shareholders of PSG in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder without payment of underwriting discounts or commissions to any person.

                                 2.       On March 30, 2004, we issued 6,000 shares of common stock to Harward Investments, Inc. in partial payment of outstanding indebtedness of PSG. The shares were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) therunder without payment of underwriting discounts or commissions to any person.

                                 3.        On March 30, 2004, we issued 23,532 shares of series C convertible preferred stock to The Shaar Fund Ltd. in exchange for (i) the cancellation of $1,777,500 principal amount of outstanding convertible promissory notes and $49,963 of accrued interest due therunder and (ii) 4,180 shares of Series B 9% Convertible Preferred Stock and $107,668 of dividends and accrued interest thereon. The series C convertible preferred stock is convertible at the option of the holder into common stock at a conversion price of $.75 per share, subject to certain anti-dilution adjustments. The securities were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder, without payment of underwriting discounts or commissions to any person.

                                4.       On March 31, 2004, we issued of 8,888,928 shares of our common stock and warrants to purchase an aggregate of 4,444,464 shares of our common stock for a purchase price of $1.35 for each share of common stock and a warrant to purchase 0.5 of a share of common stock, in consideration of gross cash proceeds of approximately $11,652,500 and cancellation of $347,500 of outstanding indebtedness. The warrants are exercisable for a term of five years at an exercise price of $1.755, subject to certain anti-dilutive adjustments. The securities were issued to a limited number of institutional and accredited investors in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D thereunder. The Company paid sales commissions of $373,700 to Jesup & Lamont, a broker dealer registered under the Securities Exchange Act of 1934, as amended.

                                 5.        Between April 7 and April 20, 2004, we issued an aggregate of 1,626,179 shares of common stock upon conversion of 12,100 shares of the Company’s Series C 7% Convertible Preferred Stock and $9,635 of dividends due thereon to the Shaar Fund, Ltd. The shares were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder without payment of underwriting discounts or commissions to any person.

                                 6.        On April 29, 2004, we issued 3,750 shares of the Company’s Series C 7% Preferred Stock upon conversion of $375,000 principal amount of a 10% secured note to Thomas J. Colatosti, our Chairman of the Board of Directors. The shares were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder without payment of underwriting discounts or commissions to any person.

                                 7.       On April 13, 2004, we issued 303,982 shares of common stock to CEO Cast, Inc., a consultant to the Company, upon exercise of warrants on a cashless basis at exercise prices of $.45 and $.49 per share. The shares were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, without payment of underwriting discounts or commissions to any person.

ITEM 5. OTHER EVENTS

                On April 4, 2004 Charles P. Romeo resigned form our Board of Directors. On April 29, 2004 we retained Mr. Romeo to serve as our Vice President of Sales of our Public Safety Division.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibits are included herein:

Exhibit No.	Exhibit	Method of Filing

2.1	Agreement and Plan of Merger dated as of	Incorporated by reference to Exhibit 2.1 to
	March 30, 2004 by and among BIO-key	the Registrant’s Current Report on
	International, Inc., BIO-Key Acquisition	Form 8-K dated March 30, 2004
Corp., Public Safety Group, Inc. (“PSG”)
and each of the shareholders of PSG

3.1	Amended and Restated Articles of	Incorporated by reference to Exhibit 3.1 to
	Incorporation	the Registrant’s Registration Statement on
SB-2, File No. 333-16451 filed February 14,
1997 (the “Registration Statement”)

3.2	Certificate of Amendment to Amended and	Incorporated by reference to Exhibit 3.3 to
	Restated Articles of Incorporation	the Registrant’s Report on Form 10-QSB for
the quarter ended March 31, 1999

3.3	Certificate of Designation of Series A 9%	Incorporated by reference to Exhibit 3.4 to
	Convertible Preferred Stock	the Registrant’s Current Report on Form 8-K
dated July 8, 1999

3.4	Amended and Restated Certificate of	Incorporated by reference to Exhibit 3.5 to
	Designation of Series A 9% Convertible	the Registrant’s Annual Report on Form 10-KSB
	Preferred Stock	for the fiscal year ended December 31, 1999
(the “1999 10-KSB”)

3.5	Certificate of Designation of Series B 9%	Incorporated by reference to Exhibit 3.6 to
	Convertible Preferred Stock	the Registrant’s Current Report on Form 8-K
dated November 20, 2001 (the “November 20,
2001 8-K”)

3.6	Amendment to the Amended and Restated	Incorporated by reference to Exhibit 3.7 to
	Articles of Incorporation filed February	the Registrant’s Registration Statement on
	28, 2002	Form SB-2, File No. 333-85056 filed March 27, 2002

3.7	Certificate of Designation of Series C	Incorporated by reference to Exhibit 3.8 to
	Convertible Preferred Stock	the Registrant’s Annual Report on Form 10-KSB
for the fiscal year ended December 31, 2003
(the “2003 10-KSB”)

3.8	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to
the Registration Statement

4.1	Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to
the Registration Statement

10.1	SAC Technologies, Inc. 1996 Stock Option	Incorporated by reference to Exhibit 10.1 to
	Plan	the Registration Statement

10.2	Amendment No. 1 to the SAC Technologies,	Incorporated by reference to Exhibit 10.3 to
	Inc. 1996 Stock Option Plan	the 1999 10-KSB

Exhibit No.	Exhibit	Method of Filing

10.3	SAC Technologies, Inc. 1999 Stock Option	Incorporated by reference to Exhibit 10.4 to
	Plan	the 1999 10-KSB

10.4	Warrant issued to The Shaar Fund	Incorporated by reference to Exhibit 10.5 to
the November 20, 2001 8-K

10.5	Security Interest Provisions	Incorporated by reference to Exhibit 10.6 to
the November 20, 2001 8-K

10.6	Employment Agreement by and between the	Incorporated by reference to Exhibit 10.7 to
	Registrant and Mira LaCous dated November	the November 20, 2001 8-K
20, 2001

10.7	Option to Purchase 140,000 Shares of	Incorporated by reference to Exhibit 10.8 to
	Common Stock issued to Mira LaCous	the November 20, 2001 8-K

10.8	Option to Purchase 150,000 Shares of	Incorporated by reference to Exhibit 10.9 to
	Common Stock issued to Thomas J. Colatosti.	the Registrant’s Annual Report on Form 10-KSB
for the fiscal year ended December 31, 2002
(the “2002 10-KSB”)

10.9	Non-Qualified Stock Option Agreement under	Incorporated by reference to Exhibit 10.10 to
	the Registrant’s 1999 Stock Incentive Plan	the 2002 10-KSB
to Purchase 200,000 Shares of Common Stock
issued to Thomas J. Colatosti

10.10	Employment Agreement by and between the	Incorporated by reference to Exhibit 10.11 to
	Registrant and Michael W. DePasquale dated	the 2002 10-KSB
January 3, 2003

10.11	Option to Purchase 580,000 Shares of	Incorporated by reference to Exhibit 10.12 to
	Common Stock issued to Michael W.	the 2002 10-KSB
DePasquale

10.12	Note Purchase Agreement dated January 27,	Incorporated by reference to Exhibit 10.13 to
	2003	the 2002 10-KSB

10.13	Secured Convertible Promissory Due June	Incorporated by reference to Exhibit 10.14 to
	30, 2004	the 2002 10-KSB

10.14	Option to Purchase 200,000 Shares of	Incorporated by reference to Exhibit 10.15 to
	Common Stock issued to Charles P. Romeo	the 2002 10-KSB

10.15	Amendment No. 1 to Note Purchase Agreement	Incorporated by reference to Exhibit 10.16 to
	dated October 31, 2003 by and between the	the 2003 10-KSB
Registrant and The Shaar Fund Ltd.

10.16	Securities Exchange Agreement dated March	Incorporated by reference to Exhibit 10.17 to
	3, 2004 by and between the Registrant and	the 2003 10-KSB
The Shaar Fund Ltd.

Exhibit No.	Exhibit	Method of Filing

10.17	Registration Rights Agreement dated March	Incorporated by reference to Exhibit 10.18 to
	3, 2004 by and between the Registrant and	the 2003 10-KSB
The Shaar Fund Ltd.

10.18	Secured Convertible Promissory Note due	Incorporated by reference to Exhibit 10.19 to
	October 31, 2005 in the principal amount	the 2003 10-KSB
of up to $2,125,000

10.19	Secured Convertible Promissory Note due	Incorporated by reference to Exhibit 10.20 to
	October 31, 2005 in the principal amount	the 2003 10-KSB
of $375,000

10.20	Option to Purchase 500,000 Shares of	Incorporated by reference to Exhibit 10.21 to
	Common Stock issued to Michael W.	the 2003 10-KSB
DePasquale

10.21	Option to Purchase 150,000 Shares of	Incorporated by reference to Exhibit 10.22 to
	Common Stock issued to Thomas J. Colatosti	the 2003 10-KSB

10.22	Option to Purchase 50,000 Shares of Common	Incorporated by reference to Exhibit 10.23 to
	Stock issued to Thomas J. Colatosti	the 2003 10-KSB

10.23	Option to Purchase 50,000 Shares of Common	Incorporated by reference to Exhibit 10.24 to
	Stock issued to Jeff May	the 2003 10-KSB

10.24	Option to Purchase 50,000 Shares of Common	Incorporated by reference to Exhibit 10.25 to
	Stock issued to Charles Romeo	the 2003 10-KSB

10.25	Option to Purchase 300,000 Shares of	Incorporated by reference to Exhibit 10.26 to
	Common Stock issued to Randy Fodero	the 2003 10-KSB

10.26	Amendment Agreement dated March 30, 2004 by and between the Registrant and The Shaar Fund Ltd.	Incorporated by reference to Exhibit 10.26 to the 2004 Registrant’s Registration Statement on Form SB-2, File No. 333-115037 filed April 30, 2004

10.27	Securities Purchase Agreement dated as of	Incorporated by reference to Exhibit 10.27 to
	March 31, 2004 (the “Securities Purchase	the Registrant’s Current Report on
	Agreement”) by and among the Registrant	Form 8-K dated April 5, 2004 (the
	and each of the Purchasers named therein.	“April 5, 2004 8-K”)

10.28	Form of Warrant issued by BIO-key	Incorporated by reference to Exhibit 10.28 to
	International, Inc. pursuant to the	the April 5, 2004 8-K
Securities Purchase Agreement

31.1	Certificate of CEO of Registrant required	Filed herewith
by Rule 13a-14(a) under the Securities
Exchange Act of 1934, as amended

Exhibit No.	Exhibit	Method of Filing

31.2	Certificate of CFO of Registrant required	Filed herewith
by Rule 13a-14(a) under the Securities
Exchange Act of 1934, as amended

32.1	Certificate of CEO of Registrant required	Filed herewith
by Rule 13a-14(b) under the Securities
Exchange Act of 1934, as amended

32.2	Certificate of CFO of Registrant required	Filed herewith
by Rule 13a-14(b) under the Securities
Exchange Act of 1934, as amended

(b)     Current Reports on Form 8-K filed during the three month period ended March 31, 2004:

        1.        On February 13, 2004, the Company furnished under Item 7 – “Financial Statements, Pro Forma Financial Information and Exhibits” and Item 12 – “Results of Operations and Financial Condition” of Form 8-K, a copy of its earnings press release regarding the fourth quarter of 2003 that was issued on February 10, 2004.

        2.        On March 24, 2004, the Company furnished under Item 7 – “Financial Statements, Pro Forma Financial Information and Exhibits” and Item 12 – “Results of Operations and Financial Condition” of Form 8-K, a copy of its earnings and guidance press release regarding the 2003 and 2004 fiscal years that was issued on March 18, 2004.

        3.       On April 5, 2004, the Company filed a Current Report on Form 8-K dated April 5, 2004, reporting under Item 5 the completion of a private placement of equity securities.

        4.       On April 14, 2004, the Company filed a Current Report on Form 8-K dated March 30, 2004, reporting under Item 2 the acquisition of Public Safety Group, Inc.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-Key International, Inc.

Dated: May 17, 2004	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer

Dated: May 17, 2004	/s/ Gary Wendt
Gary Wendt
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	REFERENCE

31.1	Certificate of CEO of Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of CFO of Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of CEO of Registrant Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of CFO of Registrant Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.