Form 10QSB
period 2004-06-30
BIO KEY INTERNATIONAL INC
filed 2004-08-16
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended JUNE 30, 2004

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


             For the Transition Period from _________ to __________

                         Commission file number 1-13463
                                                -------

                           BIO-KEY INTERNATIONAL, INC.
                           ---------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           MINNESOTA                                           41-1741861
           ---------                                           ----------
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

Yes [   ]      No [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 38,430,829 issued and outstanding shares of the registrant's common stock, par value $.01 per share, as of August 12, 2004.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                            BIO-KEY INTERNATIONAL, INC.
                                                       INDEX


                                                                                                                PAGE
                                                                                                                ----

PART I. FINANCIAL INFORMATION
-----------------------------


         Item 1 - Consolidated Financial Statements
         ------------------------------------------

                           Balance sheets as of December 31, 2003, and June 30, 2004
                           ----------------------------------------------------------------------
                           (unaudited)                                                                            1
                           -----------

                           Statements of operations for the three and six months ended
                           -----------------------------------------------------------
                           June 30, 2004 and 2003 (unaudited)                                                     2
                           ----------------------------------

                           Statements of cash flows for the six months ended June 30, 2004 and 2003
                           -------------------------------------------------------------------------
                           (unaudited)                                                                            3
                           -----------


                           Notes to consolidated financial statements                                             4
                           ------------------------------------------

         Item 2 - Management's Discussion and Analysis                                                           14
         ---------------------------------------------
         Item 3 - Controls and Procedures                                                                        22
         --------------------------------

PART II. OTHER INFORMATION
--------------------------

                                                                                                                 22
         Item 2 - Change in Securities and Small Business
         ------------------------------------------------
         Item 6 - Exhibits and Reports on Form 8-K.                                                              23
         -----------------------------------------




                                                      PART I
                                               FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           BIO-key International, Inc.
                                 and Subsidiary
                           CONSOLIDATED BALANCE SHEETS


                                                                   December 31,        June 30,
                                                                       2003             2004
                                                                   ------------     ------------
                  ASSETS                                                             (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                                        $  1,012,790     $  3,837,147
  Receivables
    Trade, less allowance for doubtful accounts
      of $2,000 and $6,000, respectively                                409,803        1,188,560
    Subscription                                                             --           50,000
    Advances to shareholders and other                                       --          154,515
  Inventory                                                              65,857           36,910
  Prepaid expenses                                                      165,929           71,697
                                                                   ------------     ------------

          Total current assets                                        1,654,379        5,338,829

EQUIPMENT AND FURNITURE AND FIXTURES - at cost,
  less accumulated depreciation                                          60,157          127,536

OTHER ASSETS
  Intangible assets - net of amortization                                    --        4,593,692
  Marketable debt securities                                                 --        5,887,500
  Other                                                                 150,206          115,377
                                                                   ------------     ------------
                                                                   $  1,864,742     $ 16,062,934
                                                                   ============     ============
                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Advances from shareholders                                       $     34,030     $     22,944
  Accounts payable                                                      351,742          550,973
  Accrued liabilities                                                   173,736          292,944
  Deferred revenue                                                       10,000          226,235
                                                                   ------------     ------------

          Total current liabilities                                     569,508        1,093,096


LONG-TERM OBLIGATIONS                                                10,431,223               --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock - authorized, 5,000,000 shares
     of $.01 par value (liquidation preference of
       $100 per share):
          Series B 9% Convertible;
            issued and outstanding, 4,180 as of December 31,2003             42               --
          Series C 7% Convertible; issued and outstanding,
            75,682 shares as of June 30, 2004                                --              757
    Common stock - authorized, 60,000,000 shares
     of $.01 par value; issued and outstanding, 21,222,889
     and 38,430,829 shares, respectively                                212,229          384,308
  Additional contributed capital                                     18,327,992       44,559,202
  Deficit                                                           (27,676,252)     (29,974,429)
                                                                   ------------     ------------
                                                                     (9,135,989)      14,969,838
                                                                   ------------     ------------

                                                                   $  1,864,742     $ 16,062,934
                                                                   ============     ============

                 See accompanying notes to financial statements.

                           BIO-key International, Inc.
                                 and Subsidiary
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                             Three months                    Six months
                                                            ended June 30,                  ended June 30,
                                                  -----------------------------    ---------------------------
                                                      2003             2004            2003          2004
                                                  ------------    -------------    ------------   ------------
Revenues
     Product sales                                $      5,305    $     111,118    $      6,830   $    120,048
     Licensing fees                                      5,000          304,557          30,000        579,713
     Technical support
       and other services                                2,715          103,439           3,694        131,239
                                                  ------------     ------------    ------------   ------------
                                                        13,020          519,114          40,524        831,000
Costs and other expenses
     Cost of product sales                               3,304           94,889           5,697        100,667
     Selling, general
       and administrative                              468,947        1,346,442       1,037,447      2,167,395
     Research, development
       and engineering                                 253,770          351,814         474,876        614,575
                                                  ------------     ------------    ------------   ------------
                                                       726,021        1,793,145       1,518,020      2,882,637
                                                  ------------     ------------    ------------   ------------
         Operating loss                               (713,001)      (1,274,031)     (1,477,496)    (2,051,637)

Other income (deductions)
     Interest expense                                 (302,910)            (852)       (594,255)      (137,472)
     Sundry                                                426           14,175             980         16,523
                                                  ------------     ------------    ------------   ------------
                                                      (302,484)          13,323        (593,275)      (120,949)
                                                  ------------     ------------    ------------   ------------
         NET LOSS                                 $ (1,015,485)    $ (1,260,708)   $ (2,070,771)  $ (2,172,586)
                                                  ============     ============    ============   ============

Basic and diluted loss to common stockholders

     Net loss                                     $ (1,015,485)    $ (1,260,708)   $ (2,070,771)  $ (2,172,586)

     Convertible preferred stock dividends
        and accretion                                       --         (153,150)             --       (153,150)
                                                  ------------     ------------    ------------   ------------
     Loss applicable to common stockholders       $ (1,015,485)    $ (1,413,858)   $ (2,070,771)  $ (2,325,736)
                                                  ============     ============    ============   ============

Basic and diluted loss per common share
     Net loss                                     $       (.07)   $       (.03)    $       (.14)  $       (.07)
     Convertible preferred stock dividends
        and accretion                                       --            (.01)              --           (.01)
                                                  ------------    ------------     ------------   ------------
     Loss applicable per common share             $       (.07)   $       (.04)    $       (.14)  $       (.08)
                                                  ============    ============     ============   ============
Weighted average number of
     common shares outstanding                      14,886,809      37,693,849       14,632,108     30,769,548
                                                  ============    ============     ============   ============


                 See accompanying notes to financial statements

                           BIO-key International, Inc.
                                 and Subsidiary
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Six months
                                                              ended June 30,
                                                        -------------------------------
                                                             2003               2004
                                                        ------------       ------------
Cash flows from operating activities
     Net loss                                         $ (2,070,771)     $ (2,172,586)
     Adjustments to reconcile
       net loss to net cash used
       in operating activities:
           Depreciation                                         --            17,015
           Amortization
             Intangible assets                                  --           108,329
             Discounts on convertible
                debt related to warrants and
                beneficial conversion features             277,092                --
           Allowance for bad debts                              --             4,000
           Options and warrants issued for
              services and other                           156,000                --
           Change in assets and liabilities:
             Accounts receivable                            60,570          (664,478)
             Inventory                                          --            28,947
             Prepaid expenses and other                    (42,633)          155,351
             Accounts payable                              (22,310)         (114,080)
             Accrued liabilities                           335,145           254,508
             Deferred revenue                                   --            75,747
                                                      ------------      ------------
                  Net cash used in operations           (1,306,907)       (2,307,247)

Cash flows from investing activities
     Capital expenditures                                       --           (79,089)
     Investments                                                --        (5,887,500)
     Acquisition                                                --          (498,937)
     Subscription                                               --           (50,000)
     Other                                                  (8,075)          (25,739)
                                                      ------------      ------------
                  Net cash used in
                    investing activities                    (8,075)       (6,541,265)

Cash flows from financing activities
     Issuance of convertible debentures                  1,553,000         1,000,000
     Repayment of long-term notes                               --          (400,000)
     Net advances from shareholders                             --           (44,246)
     Sale of common stock                                       --        11,248,803
     Repurchase of warrants                                     --          (100,000)
     Other                                                      --           (31,688)
                                                      ------------      ------------
               Net cash provided by
                 financing activities                    1,553,000        11,672,869
                                                      ------------      ------------
               Net increase in cash and
                 cash equivalents                          238,018         2,824,357

Cash and cash equivalents,
  beginning of period                                       16,748         1,012,790
                                                      ------------      ------------
Cash and cash equivalents,
  end of period                                        $   254,766      $  3,837,147
                                                      ============      ============



                 See accompanying notes to financial statements.

                           BIO-key International, Inc.
                                 and Subsidiary
                          NOTES TO FINANCIAL STATEMENTS

                      December 31, 2003, and June 30, 2004
                                   (Unaudited)

1.       Unaudited Statements

         The accompanying unaudited interim consolidated financial statements include the accounts of BIO-key International, Inc. and their wholly owned subsidiary (collectively, the Company) and are stated in conformity with accounting principles generally accepted in the United States, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

2.       Liquidity and Capital Resource Matters

         Broad commercial acceptance of the Company's technology is critical to the Company's success and ability to generate revenues. The Company has accumulated losses during the last two years and through the second quarter of 2004 of approximately ($10,019,000) of which approximately ($2,173,000) was incurred during 2004. As of June 30, 2004 stockholders' equity was approximately $14,970,000.

         On March 31, 2004 substantial doubt about the Company's ability to continue as a going concern was alleviated when 8,888,928 shares of the Company's common stock were sold for approximately $12,000,000 in gross proceeds.

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The matters described in the preceding paragraph removed substantial doubt about the Company's ability to continue as a going concern.

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


4.       Marketable Debt Securities

         Debt and equity securities designated as available-for-sale, whose fair values are readily determinable, are carried at fair value with unrealized gains or losses included as a component of accumulated other comprehensive income, net of applicable taxes. Debt and equity securities classified as trading securities are carried at fair value with unrealized gains or losses included in income. Debt securities that are expected to be held-to-maturity are carried at amortized cost. Individual securities classified as either available-for-sale or held-to-maturity are reduced to net realizable value by a charge to income for other than temporary declines in fair value. Realized gains and losses are determined on the average cost method and are reflected in income. As of June 30, 2004, the Company's investments are all classified as held-to-maturity securities and are carried at amortized cost of $5,887,500. The fair market value of these investments as of June 30, 2004 were $5,734,710, resulting in unrealized losses of $152,790.


5.       Acquisition of Public Safety Group, Inc.

         On March 30, 2004, we acquired all of the outstanding capital stock of Public Safety Group, Inc. (PSG), a privately-held leader in wireless solutions for law enforcement and public safety markets based in Winter Park, Florida. The acquisition was completed pursuant to the terms of an Agreement and Plan of Merger (the Merger Agreement) by and among the Company, BIO-Key Acquisition Corp., a wholly-owned subsidiary of the Company, PSG and all of the shareholders of PSG. As a result of this transaction PSG became a wholly-owned subsidiary of the Company and now constitutes a division of our business specializing in the law enforcement and public safety markets (the Public Safety Division). The business combination will be accounted for using the purchase method.

         Pursuant to the Merger Agreement, we purchased all of the outstanding capital stock of PSG from the former shareholders of PSG in exchange for an aggregate of 2,416,108 shares of our common stock issued to the former shareholders of PSG, 6,000 shares of our common stock issued to Harward Investments, Inc. (Harward) pursuant to an arrangement involving the discharge of certain outstanding debt obligations of PSG to Harward as of March 30, 2004, $500,000 in cash, and our assumption of $600,000 in aggregate net liabilities of PSG. The Merger Agreement provides that any liability or obligation of PSG in Excess of such $600,000 limitation, whether arising before or after the effective date of the merger, will be solely the responsibility of the former shareholders of PSG. Additional earnout consideration, determined as a proportion of revenues attained by the Public Safety Division over fiscal years 2004 and 2005, may be paid to the former shareholders of PSG. The Company will make payments of such additional consideration on the last day of the month following each month in which the Public Safety Division achieves specified revenue milestones during fiscal years 2004 and 2005. Such payments will be made in cash, unless the aggregate amount of earnout consideration exceeds sixty percent (60%) of the aggregate consideration paid by the Company in the merger transaction. Any such excess amounts will be paid in shares of our common stock priced as of two (2) days prior to the date on which any earnout payment becomes due. In connection with this acquisition, three former employees of PSG, who were also shareholders of PSG, entered into two-year employment agreements with the Company to serve within the Public Safety Division.

         The 2,416,108 shares issued to the PSG shareholders (the Merger Shares) are subject to escrow provisions contained in the Merger Agreement and a related escrow agreement, which provide for periodic releases of the shares from escrow on a schedule determined by the revenues achieved by the Public Safety Division during fiscal years 2004 and 2005. The owners of such escrowed shares, however, will continue to enjoy all the rights and privileges attributable to the shares, including, without limitation, the right to vote and receive dividends. The principal terms of the escrow arrangement are as follows:

         o One-twelfth (1/12) of the Merger Shares are held in escrow for the purpose of securing certain prior obligations of PSG to Harward and will be released upon the effectiveness of this registration statement to the shareholders of PSG and Harward.

         o The remaining eleven-twelfths (11/12) of the Merger Shares will be released to the former shareholders of PSG at quarterly intervals, on a distribution schedule determined by the revenues achieved by the Public Safety Division during 2004. According to the distribution schedule, all of the Merger Shares will be released as early as June 30, 2006 but no later than December 31, 2007.

         o Of the remaining eleven-twelfths (11/12) of the Merger Shares, those shares owned by former employees of PSG who became our employees by virtue of the merger transaction are subject to repurchase by us under certain circumstances involving the termination of such employee's employment. Shares remaining in escrow may also be used to fund identification obligations of the former PSG shareholders pursuant to the Merger Agreement.

         A summary of the estimated fair value of the net assets acquired and liabilities assumed, pertaining to the purchased entity is as follows:

                  Current assets                              $   133,369
                  Goodwill                                      2,535,445
                  Copyrighted software                          1,181,429
                  Marketing agreements                            605,340
                  Trademarks                                      379,807
                  Other assets                                      5,857
                                                              -----------
                           Total assets acquired                4,841,247

                  Current liabilities                            (332,307)
                  Long-term liabilities                          (400,000)
                                                              -----------
                           Purchase Price                     $ 4,108,940
                                                              ===========

         The Company acquired all of the issued and outstanding capital stock of PSG, effective March 30, 2004. The following pro forma financial data, unaudited, reflects revenue, loss from continuing operations, net loss and loss applicable per common share of the Company for the three month periods ended June 30, 2004 and 2003, and six month periods ended June 30, 2003 and 2004 as though the transaction occurred as of January 1, 2003 and 2004.

                                             Three months ended              Six months ended
                                                   June 30,                      June 30,
                                          --------------------------    --------------------------
                                              2003           2004           2003           2004
                                          -----------    -----------    -----------    -----------
         Revenue                          $   271,968    $   519,114    $   596,079    $ 1,015,096
         Loss from continued operations      (836,466)    (1,260,708)    (1,811,409)    (2,187,257)
         Net  Loss                           (836,466)    (1,260,708)    (1,811,409)    (2,187,257)
         Loss applicable per
             common share                 $     (0.06)   $     (0.03)   $     (0.12)   $     (0.07)


6.       Prepaid Expenses
                                                    December 31,     June 30,
                                                       2003            2004
                                                     --------        --------

         Consulting fees                             $ 90,000        $   --
         Insurance                                     42,181          63,482
         Other                                         33,748           8,215
                                                     --------        --------
                                                     $165,929        $ 71,697
                                                     ========        ========

         In October 2003, the Company entered into a twelve-month consulting agreement with a financial advisory services company. The terms of the consulting agreement required $108,000 to be paid in fees over the term of the agreement. The consulting fees were charged to operations during the first quarter of 2004 as the consulting services were provided.


7.       Equipment and Furniture and Fixtures

                                               December 31,      June 30,
                                                  2003             2004
                                               ------------      --------
         Equipment                              $ 66,543         $138,151
         Furniture and fixtures                   36,550           45,628
         Other                                      --              3,708
                                                --------         --------
                                                 103,093          187,487
         Less accumulated depreciation            42,936           59,951
                                                --------         --------
                                                $ 60,157         $127,536
                                                ========         ========

8.       Other Assets

                                               December 31,      June 30,
                                                   2003            2004
                                               -----------     ----------

         Copyrighted software                   $   --         $1,181,429
         Marketing agreements                       --            605,340
         Trademarks                                 --            379,807
                                                --------       ----------
                                                    --          2,166,576
         Less accumulated amortization              --            108,329
                                                --------       ----------
                                                    --          2,058,247
         Goodwill                                   --          2,535,445
                                                --------       ----------
                                                $   --         $4,593,692
                                                ========       ==========

         Deferred Offering Costs
         -----------------------

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

         Impairment of Goodwill
         ----------------------

         The Company has adopted SFAS No. 142. In accordance with the adoption of this standard, the Company has not amortized goodwill. As required under SFAS No. 142, the Company performed an assessment of the carrying value of goodwill using a number of criteria, including the value of the overall enterprise, and as of June 30, 2004, the Company believes no material impairment exists. Future impairment charges from existing operations or other acquisitions, if any, will be reflected as an operating expense in the statement of operations.

9.       Accrued Liabilities

                                December 31,          June 30,
                                    2003                2004
                                ------------          --------

         Compensation             $167,859            $219,401
         Payroll taxes                --                61,742
         Other                       5,877              11,801
                                  --------            --------
                                  $173,776            $292,944
                                  ========            ========


10.      Note Payable

         Pursuant to the Merger Agreement, the Company assumed a maximum of $600,000 in aggregate net liabilities of PSG, which included a note payable of $400,000. This note was subsequently paid off in April 2004.


11.      Long-term Obligations

         Between January 4, 2004, and March 29, 2004 as part of the Company's January 2003 amended funding transaction with an investor group (the Investor), the Investor has provided additional financing of $1,000,000 (the Funding Agreement) in incremental monthly installments.

         On March 30, 2004 the Company issued 18,275 shares of series C convertible preferred stock to the Investor in exchange for the cancellation of $1,770,500 principal amount of outstanding convertible promissory notes and $49,963 of accrued interest due thereunder.


12.      Stockholders Equity

         Common Stock
         ------------

         On March 31, 2004, the Company entered into a securities purchase agreement with certain institutional and accredited investors pursuant to which the Company issued and sold an aggregate of 8,888,928 shares of common stock and warrants to purchase an aggregate of 4,444,464 shares of common stock. The investors paid an aggregate purchase price of $1.35 for each share of common stock and warrant to purchase 0.5 of a share of common stock, resulting in gross proceeds of approximately $12,000,000. In connection with the securities purchase agreement, the Investor paid for a portion of their purchased stock and warrants by canceling $347,500 of outstanding debt. The remaining aggregate proceeds of $11,248,803, net of offering costs totaling $403,700, were held in escrow until April 2004. During March 2004, additional out of pocket offering costs of $14,397 were accrued by the Company.

         The Warrants may be exercised at any time prior to the Fifth anniversary of the effective date of this registration statement at an exercise price of $1.755 per share. Each Warrant contains anti-dilution protection, which provides that if at any time on or prior to March 31, 2005, we issue any of our common stock or rights, options, warrants or other securities or debt bearing a right to acquire our common stock at a price less than the then-applicable exercise price of such Warrant, such exercise price will be automatically reduced to such lower price. Fifty percent (50%) of any unexercised portions of the Warrants are callable by the Company if the volume weighted average trading price per share of our common stock exceeds $4.3875 per share for ten (10) consecutive trading days and the Warrants have not been exercised after forty-five (45) days' prior notice from the Company.

         Under the Purchase Agreement, in the event that (i) this registration statement is not filed on or prior to April 30, 2004 or declared effective on or prior to July 14, 2004, (ii) after the effectiveness of this registration statement, an investor is not permitted to sell its securities hereunder (or any subsequent registration statement filed in replacement hereof) for any reason for five (5) or more trading days (whether or not consecutive), (iii) after the effectiveness of this registration statement, any securities covered hereunder are not listed on an eligible tgrading market or (iv) our common stock is not listed or quoted, or is suspended from trading, on an eligible trading market for a period of three (3) trading days (whether or not consecutive), the Company will be required to pay a cash amount to the investors equal to one percent (1%) of the aggregate purchase price paid by the investors pursuant to the Purchase Agreement for the first month that such event occurs and one percent (1%) for each month thereafter in which such event remains uncured, in each case prorated for any partial month. If the Company fails to make any such payment in a timely manner, such payment shall bear interest at the rate of one percent (1%) per month (prorated for partial months) until paid in full.

         Series B Convertible Preferred Stock Dividends
         ----------------------------------------------

         On March 30, 2004 the Investor converted the remaining 4,180 shares of Series B 9% convertible preferred stock and $107,693 of dividends and accrued interest thereon into 5,257 share of the Company's series C preferred stock. All of the Company's series C preferred stock is convertible into shares of the Company's common stock.

         Series C Convertible Preferred Stock Dividends
         ----------------------------------------------

         The Company's series C preferred stock accrues dividends at 7% payable semi-annually on June 15 and December 15 and on such date that the preferred stockholder elects to convert preferred stock to common stock. As of June 30, 2004 approximately $135,000 cumulative dividends had been earned on the Series C preferred stock. All of the Company's series C preferred stock is convertible into shares of the Company's common stock.

         Options and Warrants
         --------------------

         The following summarizes option and warrant activity since December 31, 2003:

                                                                     Number of Shares
                                        ---------------------------------------------------------------------
                                           1996            1999          Non-
                                           Plan            Plan          Plan        Warrants        Total
                                        -----------    -----------   -----------   -----------    -----------
         Balance, December 31, 2003         487,380      1,176,669     3,268,000     5,394,682     10,326,731
              Granted                          --             --          75,000     4,444,464      4,519,464
              Cancelled/Expired              (5,000)          --            --         (25,000)       (30,000)
                                        -----------    -----------   -----------   -----------    -----------
          Balance, March 31, 2004           482,380      1,176,669     3,343,000     9,814,146     14,816,195

              Granted                          --             --         235,000          --          235,000
              Cancelled/Expired                --             --            --        (531,250)      (531,250)
              Exercised                        --             --            --        (400,000)      (400,000)
                                        -----------    -----------   -----------   -----------    -----------
         Balance, June 30, 2004             482,380      1,176,669     3,578,000     8,882,896     14,119,945
                                        ===========    ===========   ===========   ===========    ===========
         Available for future grants,
              June 30, 2004                 174,620        629,588          --            --          804,208
                                        ===========    ===========   ===========   ===========    ===========

         Proforma Compensation Disclosure
         --------------------------------

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

         The Company has not adopted a method under SFAS No. 148 to expense stock options but rather continues to apply the recognition and measurement provisions of APB Opinion No.25, Accounting for Stock issued to Employees, and related interpretations in accounting for those plans. No stock-based employee compensation expense for options is reflected in net income for the fiscal periods presented as all options granted under those plans had an exercise price equal to or lower than the market price of the underlying common stock at the date of grant.

         If compensation expense for the stock options granted had been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's proforma net loss and proforma loss per share would have been as follows:

                                                   Three Months Ended June 30,         Six Months Ended June 30,
                                                     2003             2004               2003              2004
                                                  -----------      ------------       ------------      ------------
                  Net loss
                       As reported                (1,015,485)      (1,260,708)        (2,070,771)       (2,172,586)
                       Proforma                   (1,049,235)      (1,327,708)        (2,138,271)       (2,306,586)

                  Loss applicable to common
                       Stockholders
                           As reported            (1,015,485)      (1,413,858)        (2,070,771)       (2,325,736)
                           Proforma               (1,049,235)      (1,480,858)        (2,138,271)       (2,459,736)

                  Basic and diluted loss per
                       common share
                           As reported            (.07)            (.04)              (.14)             (.08)
                           Proforma               (.07)            (.04)              (.15)             (.08)


13.      Legal Proceedings

         In June 2003, PSG, our recently-acquired subsidiary, was named as a defendant in a civil action initiated in the Superior Court Department in Hampden County, Commonwealth of Massachusetts by The Vince Group, Inc. ("TVG"). The case has since been removed to the United States District Court for the District of Massachusetts at the request of the Parties. The complaint claims that PSG is obligated to pay a percentage of certain of its revenues to TVG in consideration for a strategic business introduction allegedly made by an agent of TVG. PSG has denied the allegations and filed an answer in the litigation, and as of the date of this report the outcome of the litigation is pending. The claim is for an unspecified amount including actual damages, interest, and attorney's fees. Management believes that the claim is without merit and will be settled out of court for an amount that will not have a material adverse affect on our business, financial condition or operating results.


14.      Events Occurring Subsequent to June 30, 2004

         In a cashless exchange in July 2004, the Company issued 251,000 shares of common stock in exchange for the cancellation of warrants valued at $96,183.

         In July 2004, the Company provided an employee of the Company a seven-year option to purchase 75,000 shares of the Company's common stock at an exercise price of $1.35 per share. The option vests in three annual installments commencing July 1, 2005.

         In July 2004, the Company issued five-year warrants to purchase an aggregate of 150,000 shares of common stock at an exercise price of $.97 per share to certain consultants. The warrants shall vest as follows: 50,000 shares immediately, 75,000 shares on July 15, 2005 and 25,000 shares on July 15, 2006.

         On August 16, 2004, the Company entered into a definitive agreement with Aether Systems, Inc. ("Aether") to purchase its Mobile Government Division for $10 million in cash. It is anticipated that $4.5 million in net working capital will be included in the assets and liabilities being conveyed, and that the acquisition will be financed using the Company's existing cash resources and new debt. In addition to the cash purchase price, the Company will either replace or secure the release of up to $10.75 million of credit support arrangements that Aether currently has in place for its Mobile Government Division. Aether has agreed to accept a subordinated, secured note from the Company for up to $8 million of this credit support if the Company cannot arrange to replace or release all of it by closing. The closing is expected to occur on or about September 30, 2004, and is subject to customary closing conditions.

15.      Supplementary Disclosures of Cash Flow Information

                                                               Six Months
                                                              Ended June 30,
                                                      -------------------------------
                                                           2003              2004
                                                      -------------       -----------
        Cash paid for:
                Interest                              $          --       $     1,857

        Noncash Financing Activities:

          Conversion of convertible
             debentures, bridge notes, and
             accrued interest into common
             stock                                               --         2,864,293

          Issuance of Series C preferred
             stock in exchange for Series
             B preferred stock and
             cumulative dividends in
             arrears, thereon                                    --           525,668

          Issuance of Series C preferred stock
             in exchange for debt                                --         8,702,463

          Issuance of common stock in exchange for warrants      --             3,039

          Issuance of common stock in exchange for
             Series A, Series B and Series C preferred
             stock and cumulative dividends in arrears
             thereon                                          54,914            22,372

          Issuance of common stock in
             conjunction with the PSG acquisition                 --         3,608,940

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

               CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

         The information contained in this Report on Form 10-QSB and in other public statements by the Company and Company officers include or may contain certain forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933 and Section 21E of the U.S. Securities Exchange of 1934. All statements other than statements of historical facts contained in this Report on Form 10-QSB, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words "anticipate," "believe," "estimate," "will," "may," "future," "plan," "intend" and "expect" and similar expressions generally identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in the forward-looking statements are reasonable, we cannot be sure that they will be achieved. Actual results may differ materially from the forward-looking statements contained herein due to a number of factors. Many of these factors are set forth in the Company's Registration Statement on Form SB-2 and under the caption "Risk Factors" and other filings with the Securities and Exchange Commission. These factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, may be significant, presently or in the future. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

         Since our inception in 1993, we have spent substantial time and effort in completing the development of what we believe is the most discriminating and effective fingerprint biometric technology available. During the past two years, our focus has shifted to marketing and selling this technology. We have built a direct sales force of professionals with substantial experience in selling technology solutions to government and corporate customers. We expect to continue to add additional qualified personnel during the remainder of 2004.

         During 2003 and the first two quarters of 2004, we entered into a number of licensing and development agreements. Certain of these arrangements have resulted in our technology being used in commercial applications on a run time basis and we are beginning to generate recurring revenue. We will continue to focus a substantial amount of resources on our sales and marketing efforts and expect revenues to increase during 2004. Our primary objective in 2004 is to generate revenue and increase the recognition, use and acceptance of our technology in the market. To accomplish this, all sales efforts are focused on moving evaluation and development relationships to run time license arrangements as quickly as possible. We continue to see increases in qualified leads resulting in evaluation licenses and run time licenses. Our biggest challenge is obtaining human resources to pursue and follow up on opportunities available to us.

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

         On March 30, 2004, we acquired all of the outstanding capital stock of Public Safety Group, Inc. ("PSG"), a privately-held provider of wireless solutions for law enforcement and public safety markets based in Winter Park, Florida. PSG's primary technology is a software solution that provides police officers and other security personnel instantaneous access to criminal, civil and private database information in a wireless environment. PocketCop(C) is a handheld application that allows law enforcement officers to access state and federal databases over the wireless network for PalmOS, Windows CE and PocketPC. With the use of a portable wireless handheld device and PocketCop(C) application software, an authorized user can access suspect information.

         We market and sell our PocketCop(C) solution primarily to state and local law enforcement agencies throughout the United Sates. We are establishing a strong customer base and expect continued growth in this division particularly in the current environment of heightened security concerns. We believe there is a substantial market opportunity to integrate our VST(TM) and WEB-key(TM) biometric technologies with the PSG mobile solution. The integration will provide us with the ability to offer a unique wireless solution and the opportunity to provide a meaningful upgrade to all existing customers of PSG. We expect to complete the integration of these technologies during the third quarter of 2004. In that regard we recently entered into an agreement comprised of an asset purchase of the Aether Mobil Government Division contingent upon completion subject to a number of standard closing conditions.

         As more fully described in our Proxy Statement filed with the Securities and Exchange Commission, we are actively pursuing strategic acquisitions that are expected to be accretive to operating results. To enable us to respond rapidly to acquisition opportunities, and to meet other future needs that could arise, we are seeking shareholder approval to raise the number of shares we are authorized to issue from 60 million to 85 million.

         On March 31, 2004, we completed a private placement equity offering that resulted in approximately $12,000,000 in gross proceeds. Based on available cash resources, and projected revenue, we believe our existing financial resources will now be sufficient to sustain operations for at least the next twenty-four (24) months. Our long-term viability and growth will depend upon the successful commercialization of our technologies and our ability to continue to obtain adequate financing, among other matters, as to which there can be no assurances.

RESULTS OF OPERATIONS

         ON MARCH 30, 2004, WE COMPLETED THE ACQUISITION OF PSG WHICH NOW OPERATES AS OUR LAW ENFORCEMENT AND PUBLIC SAFETY DIVISION. THE DISCUSSION BELOW REGARDING OUR RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 REFLECTS THE COMBINED OPERATIONS OF OUR HISTORIC BIOMETRIC TECHNOLOGY LICENSING BUSINESS AND OUR NEW PUBLIC SAFETY DIVISION, WHEREAS THE CORRESPONDING PERIODS IN 2003 INCLUDE ONLY THE OPERATIONS OF OUR HISTORIC BIOMETRIC BUSINESS. IN ORDER TO PRESENT THE FOLLOWING DISCUSSION IN A MANNER TO PROVIDE A MORE MEANINGFUL COMPARISON BETWEEN THE TWO PERIODS, WHERE POSSIBLE, WE HAVE QUANTIFIED THE MATERIAL CHANGES IN OUR RESULTS OF OPERATIONS WHICH ARE ATTRIBUTABLE TO THE OPERATIONS OF EACH OF OUR BUSINESSES.

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AS COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003

REVENUE

         We generated revenue of approximately $519,000 during the three month period ended June 30, 2004 as compared to approximately $13,000 during the corresponding period in 2003. Of this amount, approximately $128,000 was generated by our biometric technology business, representing an approximate $115,000 increase over the corresponding period in 2003. This increase was due to an increased number of licensing arrangements, some of which have moved from evaluation to recurring run time licenses. PSG, our law enforcement and public safety division which we acquired on March 30, 2004, accounted for approximately $391,000 of the remaining revenue during the three month period ended June 30, 2004.

         We generated revenue of approximately $831,000 during the six month period ended June 30, 2004 as compared to approximately $41,000 during the corresponding period in 2003. Of this amount, approximately $253,000 was generated by our biometric technology business, representing an approximate $212,000 increase over the corresponding period in 2003. This increase was due to an increased number of licensing arrangements, some of which have moved from evaluation to recurring run time licenses. Our law enforcement and public safety division accounted for approximately $578,000 of the remaining revenue during the six month period ended June 30, 2004.

         Consolidated revenue during the six month period ended June 30, 2004 consisted of approximately $580,000 from license fees, approximately $120,000 from product sales and approximately $131,000 from technical support services. We expect to continue to generate a majority of our revenue form license fees and the balance from technical support and product sales. As our evaluation customers move to run time licensing arrangements, we expect technical support fees to comprise a larger percentage of our consolidated revenue and provide increased recurring monthly revenue. We continue to expand our sales and marketing departments and expect to continue to add customers and increase revenue during 2004 in both our biometric and public safety divisions. We expect the majority of our consolidated revenue through the remainder of 2004 to continue to be generated by our public safety division.

COSTS AND OTHER EXPENSES

         COST OF PRODUCTS AND SERVICES SOLD. Cost of products and services sold were approximately $95,000 during the three month period ended June 30, 2004 as compared to approximately $3,000 during the corresponding period in 2003. Of this amount, approximately $31,000 was attributed to sales by our biometric technology business, representing an approximate $28,000 increase from the corresponding period. Approximately $64,000 of the remaining cost of products sold, was attributed to our law enforcement and public safety division. As our revenue and customer base continues to grow, we expect these costs to continue to increase. Most initial sales by our law enforcement and public safety division involve the sale of a PDA, and most initial sales by our biometrics business involve the sale of a scanner. We expect cost of products on a consolidated basis to continue to increase and be split approximately equally between our public safety and biometric technology businesses. Although we generate a margin on such sales, our future earnings, if any, will depend primarily upon licensing and technical support fees.

         Cost of products and services sold were approximately $101,000 during the six month period ended June 30, 2004 as compared to approximately $6,000 during the corresponding period in 2003. Of this amount, approximately $37,000 was attributed to sales by our biometric technology business, representing an approximate $31,000 increase from the corresponding period. Approximately $64,000 of the remaining cost of products sold, was attributed to our law enforcement and public safety division.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $877,000 to approximately $1,346,000 during the three months ended June 30, 2004 as compared to approximately $469,000 during the corresponding period in 2003. Of this amount, approximately $878,000 was incurred by our biometric technology business, representing approximately a $409,000 increase over the corresponding period in 2003. Approximately $468,000 of the remaining selling, general and administrative expenses were incurred by our law enforcement and public safety division.

         Of the approximately $877,000 increase in selling, general and administrative expenses during the three months ended June 30, 2004, approximately $312,000 was related to increased sales and marketing activity, approximately $169,000 was related to an increase in general administrative costs, approximately $106,000 was related to an increase in costs for administrative personnel, and approximately $290,000 was related to an increase in professional services incurred in connection with additional SEC filings and the audit of PSG. Although we continue to closely monitor expenses, we retained 5 additional employees in connection with our recent acquisition of PSG, and have expanded both our direct sales force, marketing and technology support departments. We expect continued increases in these functions during 2004 as we continue to focus on generating additional revenue and supporting our growing customer base. Accordingly, we expect selling, general and administrative expenses to continue to increase during 2004.

         Selling, general and administrative expenses increased approximately $1,130,000 to approximately $2,167,000 during the six months ended June 30, 2004 as compared to approximately $1,037,000 for the corresponding period in 2003. Of this amount, approximately $1,699,000 was incurred by our biometric technology business, representing an approximate $662,000 increase over the corresponding period in 2003. The remaining increase approximately $468,000 was incurred by our law enforcement and public safety division.

         Of the approximate $1,130,000 increase in selling, general and administrative expenses during the six months period ended June 30, 2004, approximately $257,000 was due to an increase in sales and marketing costs as we continue to focus substantial resources to generating revenue, approximately $141,000 was due to an increase in executive personnel costs, approximately $356,000 was due to an increase in general administrative costs and approximately $376,000 was related to an increase in professional services incurred in connection with additional SEC filings and the audit of PSG.

         RESEARCH AND DEVELOPMENT. Research, development and engineering expenses increased approximately $98,000 to approximately $352,000 during the three months ended June 30, 2004 as compared to approximately $254,000 during the corresponding period in 2003. Of this amount, approximately $276,000 was incurred by our biometric technology business, representing an approximate $22,000 increase over the corresponding period in 2003. The remaining increase of approximately $76,000 was incurred by our law enforcement and public safety division. Of the approximate $98,000 increase in research, development and engineering expenses approximately $60,000 was related to an increase in general development expense, and approximately $38,000 related to a increase in personnel costs. Having completed the development of our core technology, research and development expenses in 2004 will consist of enhancing existing software and reacting to customer feedback. We expect research and development costs to stabilize during 2004 and be incurred primarily by our biometrics business.

         Research, development and engineering expenses increased approximately $140,000 to approximately $615,000 during the six months ended June 30, 2004 as compared to approximately 475,000 during the corresponding period in 2003. Of this amount, approximately $539,000 was incurred by our biometric technology business, representing an approximate $64,000 increase over the corresponding period in 2003. Approximately $76,000 of the remaining increase was incurred by our law enforcement and public safety division. Of the approximate $140,000 increase in research, development and engineering expenses approximately $35,000 was related to a increase in general development expense, and approximately $105,000 related to a increase in personnel costs.

         INTEREST EXPENSE. Interest expense was approximately $1,000 and $137,000 during the three and six month periods ended June 30, 2004, respectively, as compared to approximately $303,000 and $594,000 during the corresponding periods in 2003, respectively. Substantially all of the interest expense was incurred by our biometric technology business. The decrease in interest expense during the three and six months ended June 30, 2004 was due to the decrease in long-term obligations. As of the date of this report, all term indebtedness has been converted into equity.

         NET OPERATING LOSS CARRYFORWARDS. As of December 31, 2003, we had federal and Minnesota net operating loss carryforwards of approximately $24,504,000 and $12,406,000, respectively. The carryforwards expire between 2011 and 2023. Such net operating carryforwards will be limited due to the change in ownership of the Company that has occurred, as defined in the Internal Revenue Code.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities during the six months ended June 30, 2004 was approximately $2,307,000 compared to approximately $1,307,000 during the six months ended June 30, 2003. The primary use of cash for both years was to fund the net losses. Net cash used in investing activities for the six months ended June 30, 2004 was approximately $6,541,000 compared to net cash used in investing activities of approximately $8,000 for the corresponding period in 2003 and consisted primarily of $5,887,500 invested in government bonds, $498,937 invested in the acquisition of PSG, $50,000 invested in Classifeye, and $79,089 invested in capital equipment additions. Net cash provided by financing activities during the six months ended June 30, 2004 was approximately $11,673,000 compared to approximately $1,553,000 in the corresponding period in 2003 and consisted primarily of $11,249,000 from sales of our common stock and approximately $1,000,000 from long term borrowings. These amounts were offset approximately $400,000 for a note repayment, approximately $100,000 for repurchasing warrants, approximately 44,000 in repayment of advances from a shareholder, and approximately $32,000 for other items.

         Working capital increased approximately $3,161,000 during the six months ended June 30, 2004 to approximately $4,246,000 compared to approximately $1,085,000 as of December 31, 2003. This increase was due to an approximate $11,249,000 increase in cash as a result of the completion of our recent private placements of our equity securities. This amount was offset by the purchase of approximately $5,888,000 of marketable debt securities classified as held-to-maturity securities. Pursuant to an available credit facility, we can access an amount equal to up to 90% of the current market value of such marketable debt securities at a cost of funds equal to or less then the effective interest earned on such securities.

         Since January 7, 1993 (date of inception), our capital needs have been principally met through proceeds from the sale of equity and debt securities. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution except as described in the immediate preceding paragraph.

         On October 31, 2003, we entered into an amendment to the January 27, 2003 note purchase agreement with the Shaar Fund Ltd. ("Investor") to provide up to $2,500,000 of additional financing pursuant to the terms of a secured promissory note (the "Secured Note"). Of this amount, $600,000 was advanced at closing and $1,900,000 was funded between December 3, 2003 and March 29, 2004. The Secured Note was due October 1, 2005, secured by substantially all of our assets including our intellectual property, accrued interest at the rate of 7% per annum payable on maturity, and may be prepaid without penalty. The principal amount and accrued interest was convertible at the option of the Investor into either shares of our common stock at a conversion price of $.75 per share or shares of our series C preferred stock (the "Series C Shares") at a conversion price of $100 per share. The Secured Note also provided that in the event we completed a private placement of our equity securities resulting in gross proceeds in excess of $5,000,000 on or before June 30, 2004, some or all of the principal and accrued interest shall, at the option of the Investor, be either converted into such equity securities at a conversion price equal to the sale price of such securities or repaid in cash. Upon the closing of our recent private placement equity offering, the Investor elected to convert $347,500 of the principal amount of the Secured Note into shares of our common stock and warrants to purchase shares of our common stock, each issued to the Investor in connection with such private placement.

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

         On March 30, 2004, the Investor elected to convert $1,827,463 of principal and accrued interest due under the Secured Note into 18,275 Series C Shares. Also on March 30, 2004, the Investor elected to exchange all of the issued and outstanding shares of our series B preferred stock and accrued and unpaid dividends thereon and all accrued and unpaid interest on such dividends into 5,257 additional Series C Shares. On April 29, 2004, Mr. Colatosti elected to convert $375,000 of the principal amount of the Secured Note into 3,750 Series C Shares. As a result of these conversions, as of the date of this report, we have no outstanding indebtedness other than current liabilities.

         Between April 7, 2004 and June 21, 2004, we issued an aggregate of 2,237,198 shares of common stock upon conversion of 16,600 shares of the Company's Series C 7% Convertible Preferred Stock and $17,898 of dividends due theron to the Shaar Fund.

         On March 31, 2004, we entered into a securities purchase agreement with certain institutional and accredited investors pursuant to which we issued and sold an aggregate of 8,888,928 shares of our common stock and warrants (the "Warrants") to purchase an aggregate of 4,444,464 shares of our common stock. The investors paid an aggregate purchase price of $1.35 for each share of common stock and Warrant to purchase 0.5 of a share of common stock, resulting in gross proceeds to of approximately $12,000,000.

         On March 30, 2004, we completed the acquisition of PSG in exchange for an aggregate of 2,416,108 shares of our common stock, $500,000 in cash, and our assumption of $600,000 in net liabilities of PSG. Any liability or obligation of PSG in excess of such $600,000 limitation will be solely the responsibility of the former shareholders of PSG. In connection with this acquisition, we also issued 6,000 shares of our common stock to Harward Investments, Inc. ("Harward") pursuant to an arrangement involving the discharge of certain outstanding debt obligations of PSG to Harward as of March 30, 2004.

         Additional earnout consideration, determined as a proportion of qualified revenues, as defined, attained by the acquired business during fiscal years 2004 and 2005, may be paid to the former shareholders of PSG. During 2004, earnout consideration, if any, will be paid at the following rates: Five percent (5%) of all 2004 Qualifying Revenue less than $2 million, less the Accounts Receivable Holdback; as defined; Ten percent (10%) of all 2004 Qualifying Revenue equal to or greater than $2 million but less than $4 million; Twenty percent (20%) of all 2004 Qualifying Revenue equal to or greater than $4 million but less than $7 million; and Thirty percent (30%) of all 2004 Qualifying Revenue equal to or greater than $7 million. During 2005, earnout consideration, if any, will be paid at the following rates: Ten percent (10%) of all 2005

Qualifying Revenue equal to or greater than $7 million but less than $10 million; and Twenty percent (20%) of all 2005 Qualifying Revenue equal to or greater than $10 million. We will make payments of such additional consideration on the last day of the month following each month in which the acquired business achieves specified revenue milestones during fiscal years 2004 and 2005. Such payments will be made in cash, unless the aggregate amount of earnout consideration exceeds sixty percent (60%) of the aggregate consideration we paid in the merger transaction. Any such excess amounts will be paid in shares of our common stock priced as of two (2) days prior to the date on which any earnout payment becomes due.


         We recently announced, our intention to actively pursue strategic acquisitions that are expected to be accretive to operating results. We believe that an active acquisition strategy is timely because (i) companies with synergistic technology and/or market channels can combine to respond to the need in the homeland security market for complete technology solutions and to create operating efficiencies and (ii) there are many companies in the technology sector that have over-invested in the development stage and now lack sufficient financial resources to invest in the sales and marketing capabilities necessary for growth. To enable us to respond rapidly to acquisition opportunities, and to meet other future needs that could arise, we are seeking shareholder approval to increase the number of shares we are authorized to issue from 60 million to 85 million. While some of these newly authorized shares could be used as currency for acquisitions, we expect to raise the additional capital required for acquisitions through the issuance of convertible instruments that would not be immediately convertible into common stock. In that regard, we have engaged Jesup & Lamont, an investment banking firm, to assist us in reviewing potential acquisition candidates.

         On August 16, 2004, we entered into a definitive agreement with Aether Systems, Inc. ("Aether") to purchase its Mobile Government Division for $10 million in cash. It is anticipated that $4.5 million in net working capital will be included in the assets and liabilities being conveyed, and that the acquisition will be financed using the Company's existing cash resources and new debt. In addition to the cash purchase price, the Company will either replace or secure the release of up to $10.75 million of credit support arrangements that Aether currently has in place for its Mobile Government Division. Aether has agreed to accept a subordinated, secured note from the Company for up to $8 million of this credit support if the Company cannot arrange to replace or release all of it by closing. The closing is expected to occur on or about September 30, 2004, and is subject to customary closing conditions.


         Our future liquidity and capital requirements will depend upon numerous factors, including:

         o our ability to license our technology to original equipment manufacturers, systems integrators and application developers;

         o our ability to successfully integrate PSG's technology and customer relationships into our current business plan;

         o the costs and timing of product development efforts and the success of these efforts;

         o        our ability to maintain and grow quality customer base; and

         o        biometric technology market developments.

         As of the date of this report, we had cash resources of approximately $8,700,000 and no debt other than current liabilities. We currently require approximately $400,000 per month to conduct our operations. During the first two quarters of 2004, we generated approximately $831,000 of revenue and expect to continue to generate increasing revenue from existing and new relationships during 2004.

         We now believe our current cash resources and anticipated cash flow from current operations will enable us to maintain operations at current levels for at least the next twenty-four (24) months. We may need to obtain additional funding to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) pursue our acquisition strategy. While anticipated revenues are expected to defray operating expenses and reduce the need for additional financing, they are not expected to be sufficient for us to significantly expand operations. To the extent that we would require such additional funding, no assurance can be given that any form of additional financing will be available on terms acceptable to us, that adequate financing will be obtained to meet our needs, or that such financing would not be dilutive to existing stockholders. If available financing is insufficient or unavailable or we fail to continue to generate meaningful revenue, we may be required to further reduce operating expenses, delay the expansion of operations, or be unable to pursue merger or acquisition candidates.

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

PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         Between May 17 and June 21, 2004, we issued an aggregate of 611,019 shares of common stock upon conversion of 4,500 shares of the Company's Series C 7% Convertible Preferred Stock and $8,264 of dividends due thereon to the Shaar Fund, Ltd. The shares were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder without payment of underwriting discounts or commissions to any person.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibits are included herein:


-------------------- -------------------------------------------- -----------------------------------------------
    Exhibit No.                        Exhibit                                   Method of Filing
-------------------- -------------------------------------------- -----------------------------------------------
        2.1          Agreement and Plan of Merger dated as of     Incorporated by reference to Exhibit 2.1 to
                     March 30, 2004 by and among BIO-key          the Registrant's Current Report on Form 8-K
                     International, Inc., BIO-Key Acquisition     dated March 30, 2004
                     Corp., Public Safety Group, Inc. ("PSG")
                     and each of the shareholders of PSG
-------------------- -------------------------------------------- -----------------------------------------------
        3.1          Amended and Restated Articles of             Incorporated by reference to Exhibit 3.1 to
                     Incorporation                                the Registrant's Registration Statement on
                                                                  SB-2, File No. 333-16451 filed February 14,
                                                                  1997 (the "Registration Statement")
-------------------- -------------------------------------------- -----------------------------------------------
        3.2          Certificate of Amendment to Amended and      Incorporated by reference to Exhibit 3.3 to
                     Restated Articles of Incorporation           the Registrant's Report on Form 10-QSB for
                                                                  the quarter ended March 31, 1999
-------------------- -------------------------------------------- -----------------------------------------------
        3.3          Amendment to the Amended and Restated        Incorporated by reference to Exhibit 3.7 to
                     Articles of Incorporation filed February     the Registrant's Registration Statement on
                     28, 2002                                     Form SB-2 filed March 27, 2002
-------------------- -------------------------------------------- -----------------------------------------------
        3.4          Certificate of Designation of Series C       Incorporated by reference to Exhibit 3.6 to
                     Convertible Preferred Stock                  the Registrant's Annual Report on Form 10-KSB
                                                                  for the fiscal year ended December 31, 2003
                                                                  (the "2003 10-KSB")
-------------------- -------------------------------------------- -----------------------------------------------
        3.5          Amended and Restated Bylaws                  Incorporated by reference to Exhibit 3.2 to
                                                                  the Registration Statement
-------------------- -------------------------------------------- -----------------------------------------------
        4.1          Specimen of Common Stock Certificate         Incorporated by reference to Exhibit 4.1 to
                                                                  the Registration Statement
-------------------- -------------------------------------------- -----------------------------------------------
       10.1          SAC Technologies, Inc. 1996 Stock Option     Incorporated by reference to Exhibit 10.1 to
                     Plan                                         the Registration Statement
-------------------- -------------------------------------------- -----------------------------------------------
       10.2          Amendment No. 1 to the SAC Technologies,     Incorporated by reference to Exhibit 10.3 to
                     Inc. 1996 Stock Option Plan                  the 1999 10-KSB
-------------------- -------------------------------------------- -----------------------------------------------
       10.3          SAC Technologies, Inc. 1999 Stock Option     Incorporated by reference to Exhibit 10.4 to
                     Plan                                         the 1999 10-KSB
-------------------- -------------------------------------------- -----------------------------------------------
       10.4          Warrant issued to The Shaar Fund             Incorporated by reference to Exhibit 10.5 to
                                                                  the Registrant's Current Report on Form 8-K
                                                                  dated November 26, 2001 (the "November 20,
                                                                  2001 8-K")
-------------------- -------------------------------------------- -----------------------------------------------




-------------------- -------------------------------------------- -----------------------------------------------
       10.5          Option to Purchase 150,000 Shares of         Incorporated by reference to Exhibit 10.9 to
                     Common Stock issued to Thomas J. Colatosti.  the Registrants Annual Report on Form 10-KSB
                                                                  for the fiscal year ended December 31, 2003
                                                                  (the "2002 10-KSB")
-------------------- -------------------------------------------- -----------------------------------------------
       10.6          Non-Qualified Stock Option Agreement under   Incorporated by reference to Exhibit 10.10 to
                     the Registrant's 1999 Stock Incentive Plan   the 2002 10-KSB
                     to Purchase 200,000 Shares of Common Stock
                     issued to Thomas J. Colatosti
-------------------- -------------------------------------------- -----------------------------------------------
       10.7          Employment Agreement by and between the      Incorporated by reference to Exhibit 10.11 to
                     Registrant and Michael W. DePasquale dated   the 2002 10-KSB
                     January 3, 2003
-------------------- -------------------------------------------- -----------------------------------------------
       10.8          Option to Purchase 580,000 Shares of         Incorporated by reference to Exhibit 10.12 to
                     Common Stock issued to Michael W.            the 2002 10-KSB
                     DePasquale
-------------------- -------------------------------------------- -----------------------------------------------
       10.9          Note Purchase Agreement dated January 27,    Incorporated by reference to Exhibit 10.13 to
                     2003                                         the 2002 10-KSB
-------------------- -------------------------------------------- -----------------------------------------------
       10.10         Secured Convertible Promissory Due June      Incorporated by reference to Exhibit 10.14 to
                     30, 2004                                     the 2002 10-KSB
-------------------- -------------------------------------------- -----------------------------------------------
       10.11         Option to Purchase 200,000 Shares of         Incorporated by reference to Exhibit 10.15 to
                     Common Stock issued to Charles P. Romeo      the 2002 10-KSB
-------------------- -------------------------------------------- -----------------------------------------------
       10.12         Amendment No. 1 to Note Purchase Agreement   Incorporated by reference to Exhibit 10.16 to
                     dated October 31, 2003 by and between the    the 2003 10-KSB
                     Registrant and The Shaar Fund Ltd.
-------------------- -------------------------------------------- -----------------------------------------------
       10.13         Securities Exchange Agreement dated March    Incorporated by reference to Exhibit 10.17 to
                     3, 2004 by and between the Registrant and    the 2003 10-KSB
                     The Shaar Fund Ltd.
-------------------- -------------------------------------------- -----------------------------------------------
       10.14         Registration Rights Agreement dated March    Incorporated by reference to Exhibit 10.18 to
                     3, 2004 by and between the Registrant and    the 2003 10-KSB
                     The Shaar Fund Ltd.
-------------------- -------------------------------------------- -----------------------------------------------
       10.15         Secured Convertible Promissory Note due      Incorporated by reference to Exhibit 10.19 to
                     October 31, 2005 in the principal amount     the 2003 10-KSB
                     of up to $2,125,000
-------------------- -------------------------------------------- -----------------------------------------------
       10.16         Secured Convertible Promissory Note due      Incorporated by reference to Exhibit 10.20 to
                     October 31, 2005 in the principal amount     the 2003 10-KSB
                     of $375,000
-------------------- -------------------------------------------- -----------------------------------------------
       10.17         Option to Purchase 500,000 Shares of         Incorporated by reference to Exhibit 10.21 to
                     Common Stock issued to Michael W.            the 2003 10-KSB
                     DePasquale
-------------------- -------------------------------------------- -----------------------------------------------





-------------------- -------------------------------------------- -----------------------------------------------
       10.18         Option to Purchase 150,000 Shares of         Incorporated by reference to Exhibit 10.22 to
                     Common Stock issued to Thomas J. Colatosti   the 2003 10-KSB
-------------------- -------------------------------------------- -----------------------------------------------
       10.19         Option to Purchase 50,000 Shares of Common   Incorporated by reference to Exhibit 10.23 to
                     Stock issued to Thomas J. Colatosti          the 2003 10-KSB
-------------------- -------------------------------------------- -----------------------------------------------
       10.20         Option to Purchase 50,000 Shares of Common   Incorporated by reference to Exhibit 10.24 to
                     Stock issued to Jeff May                     the 2003 10-KSB
-------------------- -------------------------------------------- -----------------------------------------------
       10.21         Option to Purchase 50,000 Shares of Common   Incorporated by reference to Exhibit 10.25 to
                     Stock issued to Charles Romeo                the 2003 10-KSB
-------------------- -------------------------------------------- -----------------------------------------------
       10.22         Option to Purchase 300,000 Shares of         Incorporated by reference to Exhibit 10.26 to
                     Common Stock issued to Randy Fodero          the 2003 10-KSB
-------------------- -------------------------------------------- -----------------------------------------------
       10.23         Amendment Agreement dated March 30, 2004     Incorporated by reference to Exhibit 10.26 to
                     by and between the Registrant and The        the Registrant's Registration Statement on
                     Shaar Fund Ltd.                              Form SB-2 2004 File No. 333-115037 filed
                                                                  April 30, 2004 (the "2004 Registration
                                                                  Statement")
-------------------- -------------------------------------------- -----------------------------------------------
       10.24         Securities Purchase Agreement dated as of    Incorporated by reference to Exhibit 10.1 to
                     March 31, 2004 (the "Securities Purchase     the Registrant's current report on Form 8-K
                     Agreement") by and among the Registrant      filed with the Securities and Exchange
                     and each of the Purchasers named therein.    Commission on April 5, 2004 (the "April 5,
                                                                  2004 8-K")
-------------------- -------------------------------------------- -----------------------------------------------
       10.25         Form of Warrant issued by BIO-key            Incorporated by reference to Exhibit 10.2 to
                     International, Inc. pursuant to the          the April 5, 2004 8-K
                     Securities Purchase Agreement
-------------------- -------------------------------------------- -----------------------------------------------
       31.1          Certificate of CEO of Registrant required    Filed herewith
                     by Rule 13a-14(a) under the Securities
                     Exchange Act of 1934, as amended
-------------------- -------------------------------------------- -----------------------------------------------
       31.2          Certificate of CFO of Registrant required    Filed herewith
                     by Rule 13a-14(a) under the Securities
                     Exchange Act of 1934, as amended
-------------------- -------------------------------------------- -----------------------------------------------
       32.1          Certificate of CEO of Registrant required    Filed herewith
                     by Rule 13a-14(b) under the Securities
                     Exchange Act of 1934, as amended
-------------------- -------------------------------------------- -----------------------------------------------
       32.2          Certificate of CFO of Registrant required    Filed herewith
                     by Rule 13a-14(b) under the Securities
                     Exchange Act of 1934, as amended
-------------------- -------------------------------------------- -----------------------------------------------


(b) Current Reports on Form 8-K filed during the three month period ended June 30, 2004:


         1. On April 5, 2004, the Company filed a Current Report on Form 8-K dated April 5, 2004, reporting under Item 5 the completion of a private placement of equity securities.

         2. On April 14, 2004, the Company filed a Current Report on Form 8-K dated March 30, 2004, reporting under Item 2 the acquisition of Public Safety Group, Inc. On June 14, 2004, the Company filed Amendment No. 1 to Current Report on Form 8-K dated March 30, 2004, amending Item 7 thereof, to include the financial statements and pro forma financial information required thereby.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BIO-KEY INTERNATIONAL, INC.



Dated: August 16, 2004                /s/ Michael W. DePasquale
                                      -------------------------
                                      Michael W. DePasquale
                                      Chief Executive Officer



Dated: August 16, 2004                /s/ Gary Wendt
                                      --------------
                                      Gary Wendt
                                      Chief Financial Officer

                                                   EXHIBIT INDEX


-------------------- -------------------------------------------- -----------------------------------------------
    Exhibit No.                        Exhibit                                   Method of Filing
-------------------- -------------------------------------------- -----------------------------------------------
       31.1          Certificate of CEO of Registrant required    Filed herewith
                     by Rule 13a-14(a) under the Securities
                     Exchange Act of 1934, as amended
-------------------- -------------------------------------------- -----------------------------------------------
       31.2          Certificate of CFO of Registrant required    Filed herewith
                     by Rule 13a-14(a) under the Securities
                     Exchange Act of 1934, as amended
-------------------- -------------------------------------------- -----------------------------------------------
       32.1          Certificate of CEO of Registrant required    Filed herewith
                     by Rule 13a-14(b) under the Securities
                     Exchange Act of 1934, as amended
-------------------- -------------------------------------------- -----------------------------------------------
       32.2          Certificate of CFO of Registrant required    Filed herewith
                     by Rule 13a-14(b) under the Securities
                     Exchange Act of 1934, as amended
-------------------- -------------------------------------------- -----------------------------------------------
