Form 10QSB
period 2004-09-30
BIO KEY INTERNATIONAL INC
filed 2004-11-19
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period from                 to

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

Yes ☒     No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐      No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: There were 39,171,537 issued and outstanding shares of the registrant’s common stock, par value $.01 per share, as of November 15, 2004.

Transitional Small Business Disclosure Format (check one):       Yes ☐ No ☒

BIO-KEY INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIO-key International, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	September 30, 2004
		(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,012,790	$2,971,569
Receivables
Trade, less allowance for doubtful accounts of $2,000 and $1,014,161, respectively	409,803	3,489,028
Advances to stockholders and other	—	196,714
Costs and earnings in excess of billings on uncompleted contracts	—	3,748,758
Inventory	65,857	76,985
Prepaid expenses	165,929	388,923

Total current assets	1,654,379	10,871,977

EQUIPMENT AND FURNITURE AND FIXTURES – at cost, less accumulated depreciation	60,157	578,225

OTHER ASSETS
Intangible assets – net of amortization	—	16,667,187
Deposits	—	2,769,691
Marketable debt securities	—	1,000,000
Financing Fees	—	80,000
Other	150,206	194,665
	150,206	20,711,543

	$1,864,742	$32,161,745

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Advances from stockholders	$34,030	$17,931
Accounts payable	351,742	1,720,790
Accrued liabilities	173,736	1,992,717
Deferred rent	—	441,732
Deferred revenue	10,000	4,755,277

	569,508	8,928,447

LONG-TERM OBLIGATIONS
Convertible notes payable	10,431,223	8,040,000
Deferred rent	—	1,636,098
Deferred revenue	—	59,707
	10,431,223	9,735,805

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock – authorized, 5,000,000 shares of $.01 par value (liquidation preference of $100 per share):
Series B 9% Convertible; issued and outstanding, 4,180 as of December 31, 2003	42	—
Series C 7% Convertible; issued and outstanding, 73,682 shares as of September 30, 2004	—	737
Common stock – authorized, 85,000,000 shares of $.01 par value; issued and outstanding, 21,222,889 and 38,962,281 shares, respectively	212,229	389,623
Additional contributed capital	18,327,992	44,949,815
Deficit	(27,676,252)	(31,842,682)
	(9,135,989)	13,497,493

	$1,864,742	$32,161,745

See accompanying notes to consolidated financial statements.

BIO-key International, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Revenues
Product sales	$987	$15,058	$7,817	$135,106
Licensing fees	141,000	283,120	171,000	862,832
Technical support and other Services	5,000	10,640	8,694	141,879
	146,987	308,818	187,511	1,139,817
Costs and other expenses
Cost of product sales	2,641	25,465	8,338	126,131
Selling, general and Administrative	511,297	1,733,260	1,548,743	3,900,655
Research, development and Engineering	246,523	452,545	721,399	1,067,120
	760,461	2,211,270	2,278,480	5,093,906

Operating loss	(613,474)	(1,902,452)	(2,090,969)	(3,954,089)

Other income (deductions)
Interest expense	(317,609)	(692)	(911,864)	(138,164)
Gain on sale of marketable debt securities	—	33,125	—	33,125
Sundry	1,766	9,855	2,745	26,378
	(315,843)	42,288	(909,119)	(78,661)

NET LOSS	$(929,317)	$(1,860,164)	$(3,000,088)	$(4,032,750)

Basic and diluted loss to common Stockholders
Net loss	$(929,317)	$(1,860,164)	$(3,000,088)	$(4,032,750)
Convertible preferred stock dividends and accretion	(5,130)	(4,044)	(88,392)	(157,194)

Loss applicable to common stockholders	$(934,447)	$(1,864,208)	$(3,088,480)	$(4,189,944)

Basic and diluted loss per common share
Net loss	$(.06)	$(.05)	$(.20)	$(.12)
Convertible preferred stock dividends and accretion	—	—	—	—

Loss applicable per common share	$(.06)	$(.05)	$(.20)	$(.13)

Weighted average number of common shares outstanding	16,389,475	38,624,196	15,222,172	33,408,056

See accompanying notes to consolidated financial statements

BIO-key International, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2003	2004
Cash flows from operating activities
Net loss	$(3,000,088)	$(4,032,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38,819	31,617
Amortization
Intangible assets	—	216,658
Discounts on convertible debt related to warrants and beneficial conversion features	415,634	—
Allowances for doubtful accounts	—	106,000
Gain on sale of marketable debt securities	—	(33,125)
Options and warrants issued for services and other	156,000	24,850
Change in assets and liabilities:
Accounts receivable	(79,380)	(260,951)
Inventory	—	35,559
Prepaid expenses and other	8,714	125,343
Accounts payable	(134,776)	(719)
Accrued liabilities	536,425	242,105
Deferred revenue	10,000	70,598

Net cash used in operations	(2,048,652)	(3,474,815)

Cash flows from investing activities
Acquisition of PSG	—	(498,937)
Acquisition of AMG	—	(10,089,560)
Capital expenditures	(77,392)	(163,022)
Purchases of marketable debt securities	—	(5,887,500)
Proceeds from sale of marketable debt securities	—	4,920,625
Deposits	—	(2,769,140)
Other	(22,712)	(126,358)

Net cash used in investing activities	(100,104)	(14,613,892)

Cash flows from financing activities
Net advances from stockholders	38,532	(49,259)
Issuance of long-term obligations	2,152,250	9,482,680
Financing Fees	—	(80,000)
Repayment of long-term obligations		(400,000)
Sale of common stock	—	11,248,803
Exercise of warrants	—	1,950
Repurchase of warrants and other	—	(125,000)
Offering costs	—	(31,688)

Net cash provided by financing activities	2,190,782	20,047,486

Net increase in cash and cash equivalents	42,026	1,958,779

Cash and cash equivalents, beginning of period	16,748	1,012,790

Cash and cash equivalents, end of period	$58,774	$2,971,569

See accompanying notes to consolidated financial statements.

BIO-key International, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, and September 30, 2004

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the financial position and the results of its operations and cash flows for the periods presented. These interim consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

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

3. Revenue Recognition

Revenue from software licensing is recognized in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9.  Accordingly, revenue from software licensing is recognized when all of the following criteria are met:  persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable.

The Company intends to enter into arrangements with end users for items which may include software license fees, usage fees and services or various combinations thereof.  For each arrangement, revenue is recognized when evidence of an agreement has been documented, the fee is fixed or determinable, collection is probable, delivery of the product has occurred and no other significant obligation remains.

Multiple-Element Arrangements:  For multiple-element arrangements, each element of the arrangement is analyzed and the Company allocates a portion of the total fee under the arrangement to the elements using vendor specific objective evidence of fair value of the element, regardless of any separate prices stated within the contract for each element.  Vendor specific objective evidence is based on the price the customer is required to pay when the element is sold separately (i.e., software license fees charged when consulting or other services are not provided, hourly rates charged for consulting services when sold separately from a software license or usage fees).  If vendor specific objective evidence of fair value does not exist for any undelivered elements, all revenue is deferred and recognized ratably over the service period if the undelivered element is services, or until sufficient objective evidence of fair value exists or until all elements have been delivered.

License Revenue:  Amounts allocated to license revenues is recognized at the time of delivery of the software and all other revenue recognition criteria discussed above have been met.

Revenue from licensing software which requires significant customization and modification is recognized using the percentage of completion method, based on the hours of effort incurred by the company in relation to the total estimated hours to complete.  In instances where third party hardware, software or services form a significant portion of a customer’s contract, the company recognizes revenue for the element of software customization by the percentage of completion method described above.  Third party hardware, software, and services are recognized upon shipment or acceptance as appropriate.  If the company makes different judgments or utilizes different estimates of the total amount of work expected to be required to customize or modify the software, the timing and revenue recognition, from period to period, and the margins on the project in the reporting period, may differ materially from amounts reported.   Revenues earned but not yet billed are shown as an asset in Costs and Earnings in Excess of Billings in the balance sheet.  Billings in excess of cost and earnings are reflected as a liability in the balance sheet.  Anticipated contract losses are recognized as soon as they become known and are estimable.

Service Revenue:  Revenue from services is comprised of consulting and implementation services.  Consulting services are generally sold on a time-and-materials basis and include a range of services including installation of software and assisting in the design of interfaces to allow the software to operate in customized environments.  Services are generally separable from other elements under the arrangement since performance of the services are not essential to the functionality of any other element of the transaction and are described in the contract such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services.  Revenue from services is generally recognized as the services are performed.

Usage Fee:  A usage fee is charged on certain applications based on the customer’s volume of use.  Usage fees are recognized based on the actual level of use by the customer or, in the case of fixed-fee arrangements, ratably over the arranged time period.

The Company provides potential customers testing kits free of charge or at a minimal cost to test compatibility/acceptance of the Company’s technology with the customer’s intended applications.

4. Acquisitions

Acquisition of Public Safety Group, Inc.

On March 30, 2004, we acquired all of the outstanding capital stock of Public Safety Group, Inc. (PSG), a privately-held leader in wireless solutions for law enforcement and public safety markets based in Winter Park, Florida.  The acquisition was completed pursuant to the terms of an Agreement and Plan of Merger (the Merger Agreement) by and among the Company, BIO-Key Acquisition Corp., a wholly-owned subsidiary of the Company, PSG and all of the shareholders of PSG.  As a result of this transaction PSG became a wholly-owned subsidiary of the Company and now constitutes a division of our business specializing in the law enforcement and public safety markets (the Public Safety Division).  The business combination was accounted for using the purchase method.

Pursuant to the Merger Agreement, we purchased all of the outstanding capital stock of PSG from the former shareholders of PSG in exchange for an aggregate of 2,416,108 shares of our common stock issued to the former shareholders of PSG, 6,000 shares of our common stock issued to Harward Investments, Inc. (Harward) pursuant to an arrangement involving the discharge of certain outstanding debt obligations of PSG to Harward as of March 30, 2004, $500,000 in cash, and our assumption of $600,000 in aggregate net liabilities of PSG.  The Merger Agreement provides any liability or obligation of PSG in excess of such $600,000 limitation, whether arising before or after the effective date of the merger, will be solely the responsibility of the former shareholders of PSG.  Additional earnout consideration, determined as a proportion of revenues attained by the Public Safety Division over fiscal years 2004 and 2005, may be paid to the former shareholders of PSG.  The Company will make payments of such additional consideration on the last day of the month following each month in which the Public Safety Division achieves specified revenue milestones during fiscal years 2004 and 2005.  Such payments will be made in cash, unless the aggregate amount of earnout consideration exceeds sixty percent (60%) of the aggregate consideration paid by the Company in the merger transaction.  Any such excess amounts will be paid in shares of our common stock priced as of two (2) days prior to the date on which any earnout payment becomes due.  In connection with this acquisition, three former employees of PSG, who were also shareholders of PSG, entered into two-year employment agreements with the Company to serve within the Public Safety Division.

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

•                  The remaining eleven-twelfths (11/12) of the Merger Shares will be released to the former shareholders of PSG at quarterly intervals, on a distribution schedule determined by the revenues achieved by the Public Safety Division during 2004.  According to the distribution schedule, all of the Merger Shares will be released as early as September 30, 2006 but no later than December 31, 2007.

•                  Of the remaining eleven-twelfths (11/12) of the Merger Shares, those shares owned by former employees of PSG who became our employees by virtue of the merger transaction are subject to repurchase by us under certain circumstances involving the termination of such employee’s employment.  Shares remaining in escrow may also be used to fund indemnification obligations of the former PSG shareholders pursuant to the Merger Agreement.

A summary of the estimated fair value of the net assets acquired and liabilities assumed, pertaining to the purchased entity, PSG, is as follows:

Current assets	$133,369
Goodwill	2,535,445
Copyrighted software	1,181,429
Marketing agreements	605,340
Trademarks	379,807
Other assets	5,857

Total assets acquired	4,841,247

Current liabilities	(332,307)
Long-term liabilities	(400,000)

Purchase price	$4,108,940

The Company acquired all of the issued and outstanding stock of PSG, effective March 30, 2004.  The following pro-forma financial data, unaudited, reflects revenue, loss from continuing operations, net loss and loss applicable per common share of the Company for the three month periods ending September 30, 2003 and 2004, and nine month periods ending September 30, 2003 and September 30, 2004 as though the transaction occurred as of January 1, 2003 and 2004.

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2004	2003	2004

Revenue	$382,987	$308,818	$1,093,511	$1,289,817
Loss from continued operations	(983,084)	(1,860,164)	(2,769,389)	(4,397,078)
Net loss	(983,084)	(1,860,164)	(2,769,389)	(4,397,078)
Loss applicable per common share	(0.06)	(0.05)	(0.18)	(0.13)

Acquisition of Mobile Government

On September 30, 2004, we acquired certain assets and assumed certain liabilities of the Mobile Government division of Aether Systems, Inc (Aether).  The aggregate purchase price of the acquisition was $10,090,000 which includes the costs of acquisition.  The purchase price is subject to a number of adjustments including changes in working capital, and cash collected and payments made by Aether on behalf of the company.  The Company and Aether have not yet reached agreement on the amount, if any, of these adjustments.  The company expects to reach final agreement during the fourth quarter of 2004.

A preliminary summary of the estimated fair value of the net assets acquired and liabilities assumed, is as follows:

Current assets	$6,835,967
Goodwill	10,034,759
Developed technology	710,000
Customer relationships	1,009,000
Trademarks	428,065
Fixed assets	381,358

Total assets acquired	19,399,149

Current liabilities	(7,673,051)
Long-term liabilities	(1,636,098)

Purchase price	$10,090,000

In conjunction with the acquisition of the Mobile Government division, the company was required to place approximately $2,750,000 in escrow as of September 30, 2004, for the following:

        $1,000,000 in escrow deposit supporting a $6,884,588 subordinated secured promissory note issued to Aether to secure performance obligations assumed under a contract with Hamilton County, Ohio.  The obligation is expected to extend for one year after final acceptance of the system by the customer.  Acceptance is expected to occur in 2006.

        $1,000,000 in escrow available to Lockheed Martin in the event of non-payment of liabilities for work performed on a contract with the Pennsylvania State Police.  The escrow is available to Lockheed Martin until conditional acceptance of a defined milestone, which is expected in 2005.

        $750,000 in escrow which is available to the landlord of a subleased facility in the event the company defaults on a lease.   The funds will not be available for use by the company until the termination of the lease in August 2008.

Liquidated Damages

The Company may have to pay liquidated damages to customers in certain circumstance, including instances where its sub-contractors do not perform on time.  In addition, the Company sometimes indemnifies certain of its customers against damages, if any, they might incur as a result of a claim brought against them related to third party software imbedded in the Company’s products.

The Company’s most significant exposure to liquidated and other damages is with its two largest uncompleted contracts with the Pennsylvania State Police (PSP) and Hamilton County, Ohio (Hamilton).  The PSP and Hamilton contracts limit the Company’s liability for damage to approximately $7,000,000 and $10,000,000, respectively.  The Company’s management believes both contracts will be completed with contract terms including defined specification for performance, and accordingly, payments of damages under the contracts are not likely.  However, the projects are not complete and there can be no assurances damages will not be incurred in the future. If damages are incurred there can be no assurance that any amounts required to be paid will not be material to the financial statements.

Warranty Reserve

In some instances the Company may make commitments to provide additional products or services to customers beyond those obligations specified in the contract or those provided in standard maintenance agreements or ordinary upgrades.  These commitments usually arise in complex customer installations and are granted to help ensure customer satisfaction.   The accrued warranty liability as of September 30, 2004 was $395,120.

5. Concentration of Risk

Financial instruments which potentially subject the Company to risk, primarily consist of trade receivables.  The company extends credit to customers on an unsecured basis in the normal course of business.  The company’s policy is to perform an analysis of the recoverability of its trade accounts receivables at the end of each reporting period and to establish allowances for those accounts considered to be uncollectable.  The company analyses historical bad debts, customer concentrations, and customer credit-worthiness when evaluating the adequacy of the allowance for doubtful accounts.  As of September 30, 2004, two customers accounted for approximately 17% of the company’s outstanding accounts receivable balance.

6. Prepaid expenses

	December 31, 2003	September 30, 2004

Consulting	$90,000	$88,493
Insurance	42,181	81,800
Other	33,748	218,630

	$165,929	$388,923

In October 2003, the Company entered into a twelve-month consulting agreement with a financial advisory services company.  The terms of the consulting agreement required $108,000 to be paid in fees over the term of the agreement.  The consulting fees were charged to operations during the first quarter of 2004 as the consulting services were provided.

7. Equipment and Furniture and Fixtures

	December 31, 2003	September 30, 2004

Equipment	$66,543	$245,417
Leasehold improvements	—	165,756
Furniture and fixtures	36,550	153,303
Software	—	88,302
	103,093	652,778
Less accumulated depreciation	42,936	74,553

	$60,157	$578,225

8. Other Assets

Intangible Assets

	December 31, 2003	September 30, 2004

Copyrighted software	$—	$1,181,429
Customer relationships		1,009,000
Trademarks	—	807,872
Developed technology	—	710,000
Marketing agreements	—	605,340
		4,313,641
Less accumulated amortization	—	216,658
		4,096,983
Goodwill	—	12,570,204

	$—	$16,667,187

Impairment of Goodwill

The Company has adopted SFAS No. 142.  In accordance with the adoption of this standard, the Company has not amortized goodwill.  As required under SFAS No. 142, the Company performed an assessment of the carrying value of goodwill using a number of criteria, including the value of the overall enterprise.  As of September 30, 2004, the Company believes no material impairment exists.  Future impairment charges from existing operations or other acquisitions, if any, will be reflected as an operating expense in the statement of operations.

Amortization of Intangible Assets

For the three and nine month periods ending September 30, 2004, the company recorded $108,328, and $216,658, respectively, of expenses associated with the amortization intangible assets obtained in the acquisition of PSG.  No amortization of intangible assets was recorded during these periods for the assets associated with the Mobile Government division.  The company expects to record total amortization expense of approximately $862,700 for each of the next five years.

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

Marketable Debt Securities

Debt and equity securities designated as available-for-sale, whose fair values are readily determinable, are carried at fair value with unrealized gains or losses included as a component of accumulated other comprehensive income, net of applicable taxes.  Debt and equity securities classified as trading securities are carried at fair value with unrealized gains or losses included in income.  Debt securities that are expected to be held-to-maturity are carried at amortized cost.  Individual securities classified as either available-for-sale or held-to-maturity are reduced to net realizable value by a charge to income for other than temporary declines in fair value.  Realized gains and losses are determined on the average cost method and are reflected in income.  As of September 30, 2004, the Company’s investments are all classified as held-to-maturity securities and are carried at amortized cost of $1,000,000.  The fair market value of these investments as of September 30, 2004 were $995,700 resulting in unrealized losses of $4,300.

Financing Fees

Financing fees related to the insurance of long-term obligations are capitalized and amortized to interest expense over the lives of the related debt.

9. Accrued Liabilities

	December 31, 2003	September 30, 2004

Compensation	$167,859	$1,194,997
Warranty	—	395,120
Royalties	—	328,555
Payroll taxes	—	54,949
Other	5,877	19,096

	$173,776	$1,992,717

10. Note Payable

Pursuant to the PSG Merger Agreement, dated March 30, 2004, the Company assumed a maximum of $600,000 in aggregate net liabilities of PSG, which included a note payable of $400,000.  This note was satisfied in April 2004.

11. Long-term Obligations

Between January 4, 2004, and March 29, 2004 as part of the Company’s January 2003 amended funding transaction with an investor group (the Investor), the Investor has provided additional financing of $1,000,000 (the Funding Agreement) in incremental monthly installments.

On March 30, 2004 the Company issued 18,275 shares of series C convertible preferred stock to the Investor in exchange for the cancellation of $1,770,500 principal amount of outstanding convertible promissory notes and $49,963 of accrued interest due thereunder.

Senior Convertible Debt

On September 29, 2004, we entered into a Securities Purchase Agreement (the “Senior Purchase Agreement”) with Laurus Master Fund, Ltd. (“Laurus”) and certain other institutional and accredited investors (together with Laurus, the “Senior Investors”).  Under the Senior Purchase Agreement, the Company issued secured convertible term notes (the “Senior Convertible Notes”) in the aggregate principal amount of $5,050,000, convertible into common stock of the Company in certain circumstances at $1.35 per share, and issued warrants (the “Senior Warrants”) to purchase an aggregate of 1,122,222 shares of our common stock at an exercise price of $1.55 per share.  The proceeds from this transaction were used in part to finance the Company’s acquisition of Aether Mobile Government (the “Aether Acquisition”).  The Company’s obligations under the Senior Purchase Agreement, the Senior Convertible Notes and the Senior Warrants are secured by a security interest in all or substantially all of the Company’s assets.

Under the terms of the Senior Convertible Notes, we are required to make monthly payments of accrued interest only beginning on November 1, 2004. In addition, the Senior Convertible Notes provide for monthly payments of principal in equal 1/32 increments thereof, plus accrued interest, commencing February 1, 2005. The Senior Convertible Notes bear interest at an initial rate equal to the prime rate plus two percent (2%), subject to a six percent (6%) floor. The interest rate on the Senior Convertible Notes is subject to reduction on a month-by-month basis if specified conditions are met. In particular, if (a) we register the common stock underlying the Senior Convertible Notes and Senior Warrants on a registration statement declared effective by the Securities and Exchange Commission and (b) our common stock is trading at a 25% or greater premium to the note conversion price, then the interest rate will be adjusted downward by 2.0% for each incremental 25% increase over the note conversion price. Alternatively, if (x) we have not registered such common stock under an effective registration statement, but (y) our common stock is trading at a 25% or greater premium to the note conversion price, then the interest rate will be adjusted downward by 1.0% for each incremental 25% increase over the note conversion price.

For any cash payments we make on the Senior Convertible Notes (e.g., any amounts due that are not converted into common stock), we are required to pay an amount equal to 102% of the principal amount due. In addition, we can prepay the note at any time upon payment of an amount equal to 110% of the then outstanding principal balance, plus accrued and unpaid interest.

The Senior Investors have the option at any time to convert any or all of the outstanding principal and accrued and unpaid interest on the Senior Convertible Notes into shares of our common stock at a conversion price of $1.35 per share. In addition, for each monthly payment under the note, the Senior Investors will be obligated to convert a portion of the monthly payment into common stock at the applicable conversion price, so long as:

•                  the average closing price of our common stock (for the five trading days immediately preceding the payment date) is greater than $1.48 per share (which represents 110% of the note conversion price, based on the initial conversion price of $1.35),

•                  Such amount being converted does not exceed 25% of the aggregate dollar trading volume for such immediately preceding twenty-two trading days, and

•                  the shares of common stock underlying the note are registered under an effective registration statement with the Securities and Exchange Commission.

The terms of the Senior Convertible Notes and Senior Warrants prohibit conversion of the notes or exercise of the warrants to the extent that conversion of the notes and exercise of the warrants would result in any holder thereof, together with its affiliates, beneficially owning in excess of

4.99% of our outstanding shares of common stock. A holder may waive the 4.99% limitation upon 75 days’ prior written notice to us. Also, this limitation does not preclude the holder from converting or exercising the note or warrant and selling shares underlying the note or warrant in stages over time where each stage does not cause the holder and its affiliates to beneficially own shares in excess of the limitation amount.

As security for our obligations to the Senior Investors, we, along with our wholly-owned subsidiary Public Safety Group, Inc. (“PSG”), granted to the Senior Investors a blanket security interest in all of our assets, and we entered into a stock pledge with the Senior Investors for the capital stock in PSG. If an event of default occurs under the Senior Convertible Notes or the other related investment agreements, 120% of the unpaid principal balance on the Senior Convertible Notes, plus accrued interest and fees, shall become immediately due and the Senior Investors shall be entitled to payment of a default interest rate of 1.5% per month on all amounts due under the Senior Convertible Notes. Such events of default include the following:

•                  a failure to pay interest and principal payments under the Senior Convertible Notes within three days of when due;

•                  a breach by us of any material covenant or term or condition of the Senior Convertible Notes or in any of the investment agreements, if not cured within 30 days of such breach;

•                  a breach by us of any material representation or warranty made in the Senior Convertible Notes or in any of the investment agreements;

•                  If we make an assignment for the benefit of our creditors, or a receiver or trustee is appointed for us, or any form of bankruptcy or insolvency proceeding is instituted by us, or any involuntary proceeding is instituted against us if not vacated within 60 days;

•                  the filing of any money judgment or similar final process against us for more than $50,000, which remains unvacated, unbonded or unstayed for a period of 30 days;

•                  If our common stock is suspended for five consecutive days or for five days during any ten consecutive days from a principal market or pursuant to a Securities and Exchange Commission stop order; and

•                  a failure by us to timely deliver shares of common stock when due upon conversions of the Senior Convertible Notes.

Upon an event of default, the Senior Lenders will be entitled to specified remedies, including remedies under the Uniform Commercial Code.

We have agreed to register with the Securities and Exchange Commission for resale the shares of common stock that are issuable upon conversion of the Senior Convertible Notes and upon exercise of the Senior Warrants. Under the registration rights agreement, we are obligated to file a registration statement with the Securities and Exchange Commission on or before October 29, 2004, and to use reasonable commercial efforts to have the registration statement declared effective not later than December 28, 2004. The resale registration statement was filed with the Securities and Exchange Commission on October 29, 2004 for the shares underlying the Senior Convertible Notes and Senior Warrants. If we fail to comply with our registration obligations, the Senior Investors will be entitled to certain specified remedies, including monetary liquidated damages. In particular, for each 30 days (or such pro rated number of days) that we are out of compliance with our registration obligations, we will be subject to a liquidated damage assessment of 2% of the then outstanding principal amount of the Senior Convertible Notes.

Each Senior Investor has agreed, pursuant to the Senior Purchase Agreement, that neither it nor any of its affiliates and investment partners will (and will not cause any other person or entity, directly or indirectly, to) engage in “short sales” of our common stock for as long as any Senior Convertible Notes held by it remain outstanding. “Short sales” are contracts for the sale of shares of stock that the seller does not own, or certificates which are not within the seller’s control, so as to be available for delivery at the time when, under applicable rules, delivery must be made.

Subordinated Debt Financing

On September 29, 2004, we entered into a Securities Purchase Agreement (the “Subordinated Purchase Agreement”) with The Shaar Fund, Ltd. (“Shaar”) and other existing shareholders of the Company and accredited investors (collectively, the “Subordinated Investors”) for $4,950,000. As of September 30, 2004, the Company has issued unsecured convertible term notes (the “Subordinated Convertible Notes”) in the aggregate principal amount of $4,268,000, convertible into common stock of the Company in certain circumstances at $1.35 per share, and issued warrants (the “Subordinated Warrants”) to purchase an aggregate of 948,442 shares of our common stock at an exercise price of $1.55 per share. The proceeds from this transaction were used in part to finance a portion of the Aether Acquisition and will be used in part for working capital purposes.

Under the terms of the Subordinated Convertible Notes, we are required to make monthly payments of accrued interest only beginning on November 1, 2004. In addition, the Subordinated Convertible Notes provide for monthly payments of principal in equal 1/32 increments thereof, plus accrued interest, commencing February 1, 2005, which payments may be made in shares of common stock at the option of each note holder. The Subordinated Convertible Notes bear interest at an initial rate equal to the prime rate plus seven and one-half percent (7.5%), subject to an eleven percent (11%) floor.

We may prepay the Subordinated Convertible Notes at any time upon payment of an amount equal to 110% of the then outstanding principal balance, plus accrued and unpaid interest. Upon any such prepayment, the Senior Convertible Notes must also be prepaid. The Subordinated Investors have the option at any time to convert any or all of the outstanding principal and accrued and unpaid interest on the Subordinated Convertible Notes into shares of our common stock at a conversion price of $1.35 per share.

The terms of the Subordinated Convertible Notes and Subordinated Warrants prohibit conversion of the notes or exercise of the warrants to the extent that conversion of the notes and exercise of the warrants would result in any holder thereof, together with its affiliates, beneficially owning in excess of 4.99% of our outstanding shares of common stock. A holder may waive the 4.99% limitation upon 75 days’ prior written notice to us. Also, this limitation does not preclude the holder from converting or exercising the note or warrant and selling shares underlying the note or warrant in stages over time where each stage does not cause the holder and its affiliates to beneficially own shares in excess of the limitation amount.

If an event of default occurs under the Subordinated Convertible Notes or the other related investment agreements, the unpaid principal balance on the Subordinated Convertible Notes, plus accrued interest, shall, at the noteholder’s option, become immediately due and the Subordinated Investors shall be entitled to payment of additional default interest at the rate of 2.0% per month on all amounts due under the Subordinated Convertible Notes. Such events of default include the following:

•                  a failure to pay interest and principal payments under the Subordinated Convertible Notes within three days of when due;

•                  a breach by us of any covenant, term or condition in any material respect of the Subordinated Convertible Notes or in any of the investment agreements, if not cured within 30 days of such breach;

•                  any representation or warranty made in the Subordinated Convertible Notes or in any of the investment agreements being false or misleading in any material respect;

•                  if we make an assignment for the benefit of our creditors, or a receiver or trustee is appointed for us, or any form of bankruptcy or insolvency proceeding is instituted by us, or any involuntary proceeding is instituted against us;

•                  the filing of any money judgment or similar final process against us for more than $50,000, which remains unvacated, unbonded or unstayed for a period of 30 days;

•                  if our common stock is suspended for five consecutive days or for five days during any ten consecutive days from a principal market or pursuant to a Securities and Exchange Commission stop order;

•                  a failure by us to timely deliver shares of common stock when due upon conversions of the Subordinated Convertible Notes; and

•                  a change in our controlling ownership.

Upon an event of default, the rights and remedies of the Subordinated Investors will be subordinate to those of the Senior Investors pursuant to a Subordination and Intercreditor Agreement dated as of September 30, 2004 by and among Laurus, as Collateral Agent, Shaar, as Purchaser Agent, Aether Systems, Inc., PSG and the Company.

We have agreed to register with the Securities and Exchange Commission for resale the shares of common stock that are issuable upon conversion of the Subordinated Convertible Notes and upon exercise of the Subordinated Warrants. Under the registration rights agreement, we are obligated to file a registration statement with the Securities and Exchange Commission on or before October 29, 2004, and to use reasonable commercial efforts to have the registration statement declared effective not later than December 28, 2004. The resale registration statement was filed with the Securities and Exchange Commission on October 29, 2004 for the shares underlying the Subordinated Convertible Notes and Subordinated Warrants. If we fail to comply with our registration obligations, the Subordinated Investors will be entitled to certain specified remedies, including monetary liquidated damages. In particular, for each 30 days (or such pro rated number of days) that we are out of compliance with our registration obligations, we will be subject to a liquidated damage assessment of 2% of the then outstanding principal amount of the Subordinated Convertible Notes.

Each Subordinated Investor has agreed, pursuant to the Subordinated Purchase Agreement, that neither it nor any of its affiliates and investment partners will (and will not cause any other person or entity, directly or indirectly, to) engage in “short sales” of our common stock for as long as any Subordinated Convertible Notes held by it remain outstanding.

12. Commitments and Contingencies

Operating Leases

The Company does not own any real estate but conducts operations from four leased premises.  These non-cancelable operating leases expire a various times but obligate the company to pay basic rent, property taxes, maintenance, insurance and other occupancy expenses according to the terms of the individual leases.  Approximate minimum rental commitments of non-cancelable operating leases are as follows:

Year ending December 31,

2004	$1,151,000
2005	1,190,000
2006	1,228,000
2007	1,255,000
2008	941,000
Thereafter	35,000
$5,800,000

Promissory Note

As of September 30, 2004, the Company has an outstanding $6,884,588 subordinated secured promissory note issued to Aether to secure obligations assumed under a contract with Hamilton County, Ohio.  To this amount, the Company has provided Aether an additional $1,000,000 in cash to secure these obligations.  These sums are surety provided to Aether to support Aether’s irrevocable letter of credit issued to Hamilton County, Ohio.  The irrevocable letter of credit and the subordinated secured promissory note are provided in the event the Company defaults in providing an automated field reporting solutions and real time wireless data infrastructure under a sales agreement between Aether and Hamilton County, Ohio.  The terms of the sales agreement and the stand by letter of credit and the supporting subordinated secured promissory note dictate Hamilton County, Ohio can only draw on the letter of credit after (1) completing the internal dispute resolutions process set forth in the sales agreement, and (2) providing notice to Aether and the Company of its intent to declare a default under the sales agreement and proceed against the letter of credit.  Seizure of the funds under the letter of credit is subject to the limitations of liability contained in the sales agreement.  The letter of credit is effective through the warranty period.  The warranty period extends one year after final acceptance which is expected to be in 2006.  The amount of the letter of credit can be reduced by 25% at the end of the third calendar month of the warranty period provided certain conditions are met.  Should Hamilton County, Ohio seize funds provided by the irrevocable letter of credit, Aether can rely on the subordinated secured promissory note.

Employment Agreements

The Company has employment agreements with seven employees.  These agreements allow the continuation of the employee’s salary in the event of termination without cause.  The agreements also acknowledge the employee’s eligibility to participate in the Company’s bonus and option plans, the terms of which have not yet been established. Upon completion of one year’s employment, one employee is eligible for a bonus of $76,000 and options for 300,000 shares.  As of September 30, 2004, the aggregate commitment under these agreements is approximately $1,609,500.

 Legal Proceeding

Prior to our acquisition of it in June 2003, PSG was named as a defendant in a civil action initiated in the Superior Court Department in Hampden County, Commonwealth of Massachusetts by The Vince Group, Inc. (“TVG”).  The case has since been removed to the United States District Court for the District of Massachusetts at the request of the Parties.  The complaint claims that PSG is obligated to pay a percentage of certain of its revenues to TVG in consideration for a strategic business introduction allegedly made by an agent of TVG.  PSG has denied the allegations and filed an answer in the litigation, and as of the date of this report the outcome of the litigation is pending.  The claim is for an unspecified amount including actual damages, interest, and attorney’s fees.  Management believes the claim is without merit and will settle out of court for an amount which will not have a material adverse affect on our business, financial condition or operating results.

Warrants to be issued

As part of the issuance of senior secured convertible notes and subordinated convertible notes, the Company agreed to provide an advisor with warrants to purchase the Company’s common stock.  The Company and the advisor disagree on the number of warrants earned under the contract between the company and the advisor.  The Company has submitted the matter to NASD for arbitration and final determination of the amount of warrants to be issued.

Royalty Reserve

From time to time, the Company licenses or sells products which may include technology obtained from third parties under a royalty agreement.  These agreements obligate the company to pay the third party a fixed fee or in some instances a percentage of the associated revenue.  The fees are generally due and payable only when a contact has been installed and accepted by the customer.  At September 30, 2004 the Company had an accrued Royalty balance of $329,555.

13. Stockholders Equity

In August 2004, the Company’s shareholders approved amendments to is articles of incorporation which increased the number of authorized shares of common stock from 60,000,000 to 85,000,000.

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

The Warrants may be exercised at any time prior to June 8, 2009 at an exercise price of $1.755 per share.  Each Warrant contains anti-dilution protection, which provides that if at any time on or prior to March 31, 2005, we issue any of our common stock or rights, options, warrants or other securities or debt bearing a right to acquire our common stock at a price less than the then-applicable exercise price of such Warrant, such exercise price will be automatically reduced to such lower price.  Fifty percent (50%) of any unexercised portions of the Warrants are callable by the Company if the volume weighted average trading price per share of our common stock exceeds $4.3875 per share for ten (10) consecutive trading days and the Warrants have not been exercised after forty-five (45) days’ prior notice from the Company.

Under the Purchase Agreement, in the event that (i) an investor is not permitted to sell its securities hereunder for any reason for five (5) or more trading days (whether or not consecutive), (ii) any securities covered hereunder are not listed on an eligible trading market or (iii) our common stock is not listed or quoted, or is suspended from trading, on an eligible trading market for a period of three (3) trading days (whether or not consecutive), the Company will be required to pay a cash amount to the investors equal to one percent (1%) of the aggregate purchase price paid by the investors pursuant to the Purchase Agreement for the first month that such event occurs and one percent (1%) for each month thereafter in which such event remains uncured, in each case prorated for any partial month.  If the Company fails to make any such payment in a timely manner, such payment shall bear interest at the rate of one percent (1%) per month (prorated for partial months) until paid in full.

Series B Convertible Preferred Stock Dividends

On March 30, 2004 the Investor converted the remaining 4,180 shares of Series B 9% convertible preferred stock and $107,693 of dividends and accrued interest thereon into 5,257 share of the Company’s series C preferred stock.  All of the Company’s series C preferred stock is convertible into shares of the Company’s common stock.

Series C Convertible Preferred Stock Dividends

The Company’s series C preferred stock accrues dividends at 7% payable semi-annually on June 15 and December 15 and on such date that the preferred stockholder elects to convert preferred stock to common stock. As of September 30, 2004 approximately $135,000 cumulative dividends had been earned on the Series C preferred stock. All of the Company’s series C preferred stock is convertible into shares of the Company’s common stock.

Between April 7, 2004 and September 27, 2004, the Shaar Fund converted a total of 18,600 shares of the Company’s Series C Preferred Stock and $25,988 of accrued dividends thereon into an aggregate total of 2,514,650 shares of the Company’s $0.01 par value common stock.

On April 28, 2004 the Company issued 3,750 shares of the Company’s series C 7% convertible preferred stock to the Company’s Chairman of the Board in conversion of a $375,000 secured note.

Options and Warrants

The following summarizes option and warrant activity since December 31, 2003:

	Number of Shares
	1996 Plan	1999 Plan	Non- Plan	Warrants	Total
Balance, December 31, 2003	487,380	1,176,669	3,268,000	5,394,682	10,326,731
Granted	—	—	75,000	4,444,464	4,519,464
Cancelled/expired	(5,000)	—	—	(25,000)	(30,000)
Balance, March 31, 2004	482,380	1,176,669	3,343,000	9,814,146	14,816,195

Granted	—	—	235,000	—	235,000
Cancelled/expired	—	—	—	(531,250)	(531,250)
Exercised	—	—	—	(400,000)	(400,000)
Balance, June 30, 2004	482,380	1,176,669	3,578,000	8,882,896	14,119,945

Granted	—	—	620,000	3,114,668	3,734,668
Cancelled/expired	—	—	—	(167,000)	(167,000)
Exercised	(251,000)	—	—	(3,000)	(254,000)
Balance, September 30, 2004	231,380	1,176,669	4,198,000	11,827,564	17,433,613

Available for future grants September 30, 2004	174,620	629,588	—	—	804,208

The Company agreed to purchase a warrant for 167,000 shares of common stock from an investor for $121,183.  In addition, the investor exercised an option for 251,000 shares of the Company’s common stock at a cost of $96,183.  The net balance of $25,000 owed to the investor was paid by the Company in August, 2004.

In April, 2004 a consultant exercised warrants to purchase 400,000 shares of the Company’s common stock on a cashless exercise basis.  The transaction resulted in the Company issuing the consultant an aggregate of 303,982 shares of the Company’s common stock.

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

If compensation expense for the stock options granted had been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s proforma net loss and proforma loss per share would have been as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Net loss
As reported	$(929,317)	$(1,860,164)	$(3,000,088)	$(4,032,750)
Proforma	(963,317)	(1,927,164)	(3,102,088)	(4,233,750)

Loss applicable to common stockholders
As reported	(934,447)	(1,864,208)	(3,088,480)	(4,189,944)
Proforma	(968,447)	(1,935,252)	(3,190,480)	(4,548,138)

Basic and diluted loss per common share
As reported	(.06)	(.05)	(.20)	(.13)
Proforma	(.06)	(.05)	(.21)	(.14)

14. Supplementary Disclosures of Cash Flow Information

	Nine months ended September 30,
	2003	2004

Cash paid for:
Interest	$—	$2,547

Noncash Financing Activities:
Conversion of convertible debentures, bridge notes, and accrued interest into common stock	—	2,864,293
Issuance of Series C preferred stock in exchange for Series B preferred stock and cumulative dividends in arrears,thereon	—	525,668
Issuance of Series C preferred stock in exchange for debt	—	8,702,463
Issuance of common stock in exchange for options and warrants	—	99,222
Issuance of common stock in exchange for Series A, Series B and Series C preferred stock and cumulative dividends in arrears thereon	100,175	30,461
Issuance of common stock in conjunction with the PSG acquisition	—	3,608,940
Issuance of common stock and warrants in exchange for services	76,000	99,400
Issuance of warrants in conjunction with debt offering	—	1,278,000
Trade receivables assumed by prior shareholders of AMG	—	54,552
Offering costs	—	131,211

15. Events Occurring Subsequent to September 30, 2004

Option grants to board members and former board members

On October 12, 2004 the Board of Directors granted a newly appointed director of the company, an option to purchase 50,000 shares.  The strike price was established on the date of grant and was set at $1.03, the price of common shares at the closing of the market.  The option expires seven years from the date of grant.  The option vests during the next two years on the anniversary of the grant in equal amounts.

On November 1, 2004 the Board of Directors granted a former director of the company, an option to purchase 75,000 shares in conjunction with a six month consulting assignment.  The strike price was established on the date of grant and was set at $.94, the price of common shares at the closing of the market.  The option expires five years from the date of grant.  The option vests during the next two years on the anniversary of the grant in equal amounts.

Additional Debt Financing received

During October and November, the Company received the remaining funding, as allowed under the September 29, 2004 Subordinated Securities Purchase Agreement, and issued $682,000 of convertible term notes, convertible into common stock of the Company in certain circumstances at $1.35 per share. Warrants to purchase an aggregate 155,556 shares of the Company’s common stock at an exercise price of $1.55 per share were included with the notes.

2004 Stock Option Plan

On October 12, 2004 ,the Board of Directors of the Company approved the 2004 Stock Option Plan (the 2004 Plan).  The 2004 Plan has not yet been presented to stockholders for approval and thus incentive stock options are not available under this plan. Under the terms of this plan, 4,000,000 shares of common stock are reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 85% of fair market value.  The term of stock options granted may not exceed ten years.  Options issued under the Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined, all options outstanding vest immediately.  The Plan terminates in October 2014.

Conversion of preferred stock

In October, 2004 the Shaar Fund Ltd, converted 1,500 shares of the Company’s series “C” convertible preferred stock and $6,942 of dividends thereon into an aggregate of 209,25 shares of the Company’s common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANLALYSES

Cautionary Statement For Forward-Looking Statements

The information contained in this Report on Form 10-QSB and in other public statements by the Company and Company officers include or may contain certain forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933 and Section 21E of the U.S. Securities Exchange of 1934.  All statements other than statements of historical facts contained in this Report on Form 10-QSB, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. Although we believe our plans, intentions and expectations reflected in the forward-looking statements are reasonable, we cannot be sure they will be achieved. Actual results may differ materially from the forward-looking statements contained herein due to a number of factors.  Many of these factors are set forth in the Company’s Registration Statement on Form SB-2 and under the caption “Risk Factors” and other filings with the Securities and Exchange Commission. These factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, may be significant, presently or in the future. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Since our inception in 1993, we have spent substantial time and effort in completing the development of what we believe is the most discriminating and effective fingerprint biometric technology available. During the past two years, our focus has shifted to marketing and licensing this technology. We have built a direct sales force of professionals with substantial experience in selling technology solutions to government and corporate customers. We expect to continue to add additional qualified personnel during the remainder of 2004.

During 2003 and the first two quarters of 2004, we entered into a number of licensing and development agreements. Certain of these arrangements have resulted in our technology being used in commercial applications on a run time basis and we are beginning to generate recurring revenue. We will continue to focus a substantial amount of resources on our sales and marketing efforts and expect revenues to increase substantially during 2004. Our primary objective in 2004 is to generate revenue and increase the recognition, use and acceptance of our technology in the market. To accomplish this, our sales efforts are focused on moving evaluation and development relationships to run time license arrangements as quickly as possible. We continue to see increases in qualified leads which we believe will result in additional evaluation licenses and run time licenses. Our biggest challenge is obtaining financial and human resources to pursue the opportunities available to us.

Although recent security concerns relating to the identification of individuals has increased interest in biometrics generally, it has yet to gain widespread commercial acceptance. We continue to see increasing acceptance of biometric technology, and believe the market for our technology is large enough for us to become a successful revenue and income generating company. Continued concerns regarding security and increased corporate spending on technology are key external conditions which affect our ability to execute our business plan.

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

On March 31, 2004, we completed a private placement equity offering that resulted in approximately $12,000,000 in gross proceeds to the Company. Based on available cash resources, projected revenue and expenses, we believe our existing financial resources are sufficient to sustain operations for at least the next twenty-four (24) months. Our long-term viability and growth will depend upon the successful commercialization of our technologies, an increase in revenues and our ability to continue to obtain adequate financing.  We can offer no assurances we will be able to successfully manage these factors, and the other risk factors discussed elsewhere in this document and in other filings with the SEC.

As more fully described in our Proxy Statement filed on July 21, 2004 with the Securities and Exchange Commission, we are actively pursuing strategic acquisitions that are expected to be accretive to operating results. To enable us to respond rapidly to acquisition opportunities, and to meet other future needs that could arise, we obtained shareholder approval to raise the number of shares of common stock we are authorized to issue from 60 million to 85 million.

In that regard, on September 30, 2004, we completed our previously announced acquisition of Aether Mobile Government from Aether.  Pursuant to the Asset Purchase Agreement dated as of August 16, 2004 by and among the Company, Aether, Cerulean Technology, Inc. and SunPro, Inc., the Company paid Aether a purchase price of $10,000,000 in cash, subject to post-closing adjustments to reflect changes in Aether Mobile Government’s working capital and cash flows since June 30, 2004.  In connection with this acquisition, the Company issued a subordinated secured promissory note to Aether in the face amount of $6,884,588 (the “Aether Note”).  The Aether Note evidences a contingent reimbursement obligation of the Company to Aether and a surety fee payable by the Company to Aether, in each case with respect to a letter of credit maintained by Aether for the Company’s benefit in connection with the acquisition.  The Company’s obligations under the Aether Note are secured by a security interest granted to Aether in all or substantially all of the Company’s assets, subordinate to the security interest described below with respect to our recent financing activities.

Aether Mobile Government provides wireless data solutions for use by public safety organizations, primarily state and local police, fire and rescue and emergency medical services organizations that enable such organizations to access law enforcement databases to validate identities and obtain information on suspects.  Aether’s public safety solutions are integrated into fifty (50) different state databases, as well as local and federal databases, and its’ products deliver real-time information in seconds, without the need for human dispatchers or other resources.

On September 29, 2004, we entered into a securities purchase agreement with certain institutional and accredited investors.  Under this agreement, the Company issued secured convertible term notes in the aggregate principal amount of $5,050,000, convertible into common stock of the Company in certain circumstances at $1.35 per share, and issued warrants to purchase an aggregate of 1,122,222 shares of our common stock at an exercise price of $1.55 per share.  The Company’s obligations under these financing documents are secured by a security interest in all or substantially all of the Company’s assets.  Also on September 29, 2004, we entered into a separate securities purchase agreement with existing shareholders of the Company and other accredited investors.  Under this agreement, the Company issued unsecured convertible term notes in the aggregate principal amount of $4,768,00, convertible into common stock of the Company in certain circumstances at $1.35 per share, and issued warrants to purchase an aggregate of 1,059,553 shares of our common stock at an exercise price of $1.55 per share.  The proceeds from each of these transactions were used in part to finance a portion of the Company’s acquisition of Aether Mobile Government and will be used in part for working capital purposes.

RESULTS OF OPERATIONS

The discussion below regarding our results of operations for the three and nine months ended September 30, 2004 reflects the combined operations of our historic biometric technology licensing business and our new public safety division, comprised of the former PSG whereas the corresponding periods in 2003 include only the operations of our historic biometric business.  In order to present the following discussion in a manner to provide a more meaningful comparison between the two periods, where possible, we have quantified the material changes in our results of operations which are attributable to the operations of each of our businesses.  Because the acquisition of the Mobile Government division of Aether Systems was not completed until September 30, the results of operations for Mobile Government are not included in the three and nine month periods ending September 30, 2004.  The acquired assets and liabilities are included in our balance sheet as of September 30, 2004.

Three Months And Nine Months Ended September 30, 2004 As Compared To Three Months And Nine Months Ended September 30, 2003

Revenue

We generated revenues of approximately $309,000 during the three month period ended September 30, 2004 as compared to approximately $147,000 during the corresponding period in 2003.  Of this amount, approximately $101,000 was generated by our biometric technology business, a decrease of $46,000 from the corresponding period in 2003.  This decline was due to timing of customer orders.  PSG, our law enforcement and public safety division which we acquired on March 30, 2004, accounted for approximately $207,000 of the remaining revenue during the three month period ended September 30, 2004.

We generated revenues of approximately $1,140,000 during the nine month period ended September 30, 2004 as compared to approximately $188,000 during the corresponding period in 2003.  Of this amount, approximately $354,000 was generated by our biometric technology business, representing an approximate $167,000 increase over the corresponding period in 2003. This increase was due to an additional number of licensing arrangements, some of which have moved from evaluation to recurring run time licenses.  Our law enforcement and public safety division accounted for approximately approximately $785,000 of the remaining revenue during the nine month period ended September 30, 2004.

Consolidated revenue during the nine month period ended September 30, 2004 consisted of approximately $863,000 from license fees, approximately $135,000 from product sales and approximately $142,000 from technical support services.  We expect over the next several quarters, the majority of our biometrics and PSG revenue will come from license fees and with technical support and product sales contributing the balance.  As our evaluation customers move to run time licensing arrangements, we expect technical support fees to comprise a larger percentage of these revenues and provide additional recurring monthly revenue.  With the acquisition of Mobile Government on September 30, 2004, we expect the majority of our consolidated revenue for the next several quarters to be generated from existing Mobile Government customers.  Mobile Government revenue is composed of recurring maintenance revenue, licensed software and related services and third party hardware.  We will continue to expand our sales and marketing departments in the expectation of additional biometric, PSG and Mobile Government customers and revenue during 2004.

Costs And Other Expenses

Cost of products and services sold were approximately $25,000, or 8% of revenue during the three month period ended September 30, 2004 as compared to approximately $2,600 or 2% of revenue during the corresponding period in 2003.  Of this amount, approximately $22,600 was associated with sales by our biometric technology business, a slight increase from the corresponding period.  Approximately $2,900 of the remaining cost of products sold in 2004 was attributed to our law enforcement and public safety division.

As our revenue and customer base continues to grow, we expect these costs to continue to increase.  Most initial sales by our law enforcement and public safety division involve the sale of a PDA, and most initial sales by our biometrics business involve the sale of a scanner. Sales by our Mobile Government division typically require engineering, program management and technical resources to install products and service customers.  During the next several quarters, we expect cost of products on a consolidated basis to continue to increase as the Company’s revenues shift towards larger customer contracts.  The company’s future gross margin will depend on several variables, including; pricing of license, support and product sales and the amount of product sales.  Although we generate a margin on hardware sales, our future earnings, if any, will depend primarily upon licensing and technical support fees.

For the nine month period ending September 30, 2004, cost of products and services sold were approximately $126,000 or 11% of revenue as compared to approximately $8,000 or 4% of revenue during the corresponding period in 2003.  Of this amount, approximately $59,000 was attributed to sales by our biometric technology business, representing an increase of $51,000 from the corresponding period in 2003. Costs associated with revenues from pubic safety division totaled approximately $67,000 for the nine months ending September 30, 2004.

Selling, general and administrative expenses increased by approximately $1,222,000 to approximately $1,733,000 during the three months ended September 30, 2004 as compared to approximately $511,000 during the corresponding period in 2003. Of this total amount, approximately $1,255,000 was incurred by our biometric technology business, representing a $744,000 increase over the corresponding period in 2003. The increased biometric spending was due to additional investments in sales and marketing of approximately $213,000, for additional operating expenses and increased staffing levels, and approximately $531,000 increase in general and administrative spending.  The increase in general and administrative spending is largely due to additional spending of approximately $350,000 for professional services associated with the purchase of Mobile Government and the related filings with the Security and Exchange commission. Approximately $478,000 of the remaining selling, general and administrative expenses were incurred by our public safety division.

While we continue to closely monitor expenses, we intend to hire additional employees in sales, technology and finance positions. As the company grows, we expect continued increases in these functions during 2005 as part of our focus on generating additional revenue and supporting our growing customer base. Accordingly, we expect selling, general and administrative expenses to continue to increase during 2004.

For the nine month period ending September 30, 2004, selling, general and administrative expenses increased by approximately $2,352,000 to $3,901,000 as compared to approximately $1,549,000 for the corresponding period in 2003.  Of this total amount, $2,954,000 was incurred by our biometric technology business, representing a $1,405,000 increase over the corresponding period in 2003. The remaining increase of approximately $947,000 was incurred by our public safety division.

Of the approximately $2,352,000 increase in selling, general and administrative expenses during the nine months period ended September 30, 2004, $683,000 was due to an increase in sales and marketing costs as we continue to focus resources to generating revenue, and approximately $1,669,000 was due to an increase in general administrative costs related to the integration of PSG and Mobile Government, increased professional service expenses incurred in connection with additional Securities and Exchange Commission filings, and related activities.

Research, development and engineering expenses increased by approximately $206,000 to approximately $453,000 during the three months ended September 30, 2004 as compared to approximately $247,000 during the corresponding period in 2003. Of this amount, approximately $318,000 was incurred by our biometric technology business, representing a $71,000 increase over the corresponding period in 2003. The remaining increase of $135,000 was incurred by our public safety division.  Of the approximately $71,000 increase in biometrics research, development and engineering expenses, approximately $3,000 was related to an increase in general development expense, approximately $21,000 was related to an increase in personnel costs and approximately $47,000 was related to sub contractors or temporary workers.

Having completed the development of our biometrics core technology, biometrics research and development expenses during the remainder of 2004 will consist of enhancing existing software and responses to customer feedback.  PSG research and development expenses are not anticipated to significantly increase at this time.

For the nine month period ending September 30, 2004, research, development and engineering expenses increased to approximately $1,067,000 as compared to approximately approximately $721,000 during the corresponding period in 2003. Of this amount, approximately $856,000 was incurred by our biometric technology business, representing an $135,000 increase over the corresponding period in 2003.  Of the remaining increase, approximately $211,000 was incurred by our public safety division.  Of the $346,000 total increase in research, development and engineering expenses approximately $24,000 was related to an increase in general development expense, approximately $255,000 was associated with increased personnel costs and approximately $67,000 was due to increased use of contractors and temp workers.

Interest expense was approximately $1,000 and $138,000 during the three and nine month periods ended September 30, 2004, respectively, as compared to approximately $318,000 and $912,000 during the corresponding periods in 2003, respectively.  Substantially all of the interest expense was incurred by our biometric technology business.  The decrease in interest expense during the three and nine months ended September 30, 2004 was due to the decrease in the long-term obligations during these periods.  On September 29, 2004 the company incurred new long-term obligations in the amount of $9,419,000.

As of December 31, 2003, we had federal and Minnesota net operating loss carryforwards of approximately $24,504,000 and $12,406,000, respectively. Because the company expects to incur additional losses during 2004 and 2005, these loss carryforwards have been reserved.  These carryforwards expire between 2011 and 2023 and are further limited in value by changes in the ownership of the Company occur as defined in the Internal Revenue Code.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the nine months ended September 30, 2004 was approximately $3,645,000 compared to approximately $2,049,000 during the nine months ended September 30, 2003.  The primary use of cash for both years was to fund the net losses. Net cash used in investing activities for the nine months ended September 30, 2004 was approximately $14,614,000 compared to net cash used in investing activities of approximately $100,000 for the corresponding period in 2003, and consisted primarily of $10,090,000 invested in the acquisition of Mobile Government division, approximately $499,000 invested in the acquisition of PSG, approximately $2,769,000 used for deposits, a net investment in securities of approximately $967,000, and approximately $163,000 invested in capital equipment additions. Net cash provided by financing activities during the nine months ended September 30, 2004 was approximately $20,047,000 compared to approximately $2,191,000 in the corresponding period in 2003 and consisted primarily of approximately $11,249,000 from sales of our common stock and approximately $ 9,483,000 from long term borrowings.  These increases were offset by approximately $400,000 for a note repayment, approximately $80,000 for financing fees, approximately $125,000 for repurchasing warrants, approximately $49,000 in repayment of advances from a shareholder, and approximately $31,000 for other items.

Working capital increased approximately $859,000 during the nine months ended September 30, 2004 to approximately $1,944,000 compared to approximately $1,085,000 as of December 31, 2003.  The increase was primarily due to the financings related to the acquisition of the Mobile Government division of Aether Systems.

Since January 7, 1993 (date of inception), our capital needs have been principally met through proceeds from the sale of equity and debt securities. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. As of the date of this report, we had cash resources of approximately $3,700,000 and no debt other than as described above with respect to the Senior Investors and Subordinated Investors and current liabilities. We currently require approximately $500,000 per month to conduct our operations. During the first three quarters of 2004, we generated approximately $1,140,000 of revenue and expect to continue to generate increasing revenue from existing and new relationships during 2004.

We believe our current cash resources and anticipated cash flow from current operations will enable us to maintain operations at current levels for at least the next twenty-four (24) months. We may need to obtain additional funding to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) pursue our acquisition strategy.  While anticipated revenues are expected to defray operating expenses and reduce the need for additional financing, they are not expected to be sufficient for us to significantly expand operations.  To the extent we would require such additional funding, no assurance can be given that any form of additional financing will be available on terms acceptable to us, that adequate financing will be obtained to meet our needs, or that such financing would not be dilutive to existing stockholders. If financing is unavailable, or if available financing is insufficient, or if we fail to continue to generate meaningful revenue, we may be required to further reduce operating expenses, delay the expansion of operations, or be unable to pursue merger or acquisition candidates.

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

PART II — OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 16, 2004, the Company held a special meeting of its shareholders in lieu of an annual meeting. At that meeting, the following matters were voted on and approved:

(a)                                  Thomas J. Colatosti, Michael W. DePasquale, Gary E. Wendt and Jeffrey J. May were elected as directors to serve until their successors are duly elected and qualified.  The vote was 28,858,906 for, 0 withheld and 96,334 abstained with respect to Mr. Colatosti; 28,833,589 for, 0 withheld and 121,651 abstained with respect to Mr. DePasquale; 28,651,389 for, 0 withheld and 303,851 abstained with respect to Mr. Wendt; and 28,858,906 for, 0 withheld and 96,334 with respect to Mr. May,

(b)                                 The decision to approve an increase in the number of authorized shares of our common stock from 60,000,000 to 85,000,000 was ratified.  The vote was 26,893,213 for, 1,983,427 against, 78,600 abstained and 0 not voted, and

(c)                                  The selection of Divine, Scherzer & Brody, Ltd. as our independent public accountants for the year ending December 31, 2004 was ratified.  The vote was 28,656,723 for, 44,621 against, 253,896 abstained and 0 not voted.

The Board of Directors adjourned the August 16, 2004 meeting with respect to a reorganization of the Company to change its state of incorporation from Minnesota to Delaware, which matter had been submitted to a vote of the shareholders along with the matters described above.  That adjourned meeting was held on September 13, 2004, and was subsequently and further adjourned until December 13, 2004.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of his report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-key International, Inc.

Dated: November 19, 2004	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer

Dated: November 19, 2004	/s/ Harlan Plumley
Harlan Plumley
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1(1)	Agreement and Plan of Merger dated as of March 30, 2004 by and among BIO-key International, Inc., BIO-Key Acquisition Corp., Public Safety Group, Inc. (“PSG”) and each of the shareholders of PSG
2.2(2)	Asset Purchase Agreement dated as of August 16, 2004 by and among BIO-key International, Inc., Aether Systems, Inc., Cerulean Technologies, Inc. and SunPro, Inc.
3.1(3)	Amended and Restated Articles of Incorporation
3.2(4)	Certificate of Amendment to Amended and Restated Articles of Incorporation
3.3(5)	Certificate of Designation of Series A 9% Convertible Preferred Stock
3.4(6)	Amended and Restated Certificate of Designation of Series A 9% Convertible Preferred Stock
3.5(7)	Certificate of Designation of Series B 9% Convertible Preferred Stock
3.6(8)	Amendment to the Amended and Restated Articles of Incorporation filed February 28, 2002
3.7(9)	Certificate of Designation of Series C Convertible Preferred Stock
3.8(3)	Amended and Restated By-laws
3.9(10)	Amendment to the Amended and Restated Articles of Incorporation filed September 14, 2004
4.1(3)	Specimen certificates for shares of BIO-key International, Inc. common stock
10.1(3)	SAC Technologies, Inc. 1996 Stock Option Plan
10.2(6)	Amendment No. 1 to the SAC Technologies, Inc. 1996 Stock Option Plan
10.3(6)	SAC Technologies, Inc. 1999 Stock Option Plan
10.4(7)	Warrant issued to The Shaar Fund Ltd.
10.5(7)	Security Interest Provisions
10.6(7)	Employment Agreement by and between BIO-key International, Inc. and Mira LaCous dated November 20, 2001
10.7(7)	Option to Purchase 140,000 Shares of Common Stock issued to Mira LaCous
10.8(11)	Option to Purchase 150,000 Shares of Common Stock issued to Thomas J. Colatosti
10.9(11)	Non-Qualified Stock Option Agreement under the registrant’s 1999 Stock Incentive Plan to Purchase 200,000 Shares of Common Stock issued to Thomas J. Colatosti
10.10(11)	Employment Agreement by and between BIO-key International, Inc. and Michael W. DePasquale dated January 3, 2003
10.11(11)	Option to Purchase 580,000 Shares of Common Stock issued to Michael W. DePasquale
10.12(11)	Note Purchase Agreement dated January 27, 2003
10.13(11)	Secured Convertible Promissory due June 30, 2004
10.14(11)	Option to Purchase 200,000 Shares of Common Stock issued to Charles P. Romeo
10.15(9)	Amendment No. 1 to Note Purchase Agreement dated October 31, 2003 by and between BIO-key International, Inc. and The Shaar Fund Ltd.
10.16(9)	Securities Exchange Agreement dated March 3, 2004 by and between BIO-key International, Inc. and The Shaar Fund Ltd.

10.17(9)	Registration Rights Agreement dated March 3, 2004 by and between BIO-key International, Inc. and The Shaar Fund Ltd.
10.18(9)	Secured Convertible Promissory Note due October 31, 2005 in the principal amount of up to $2,125,000
10.19(9)	Secured Convertible Promissory Note due October 31, 2005 in the principal amount of up to $375,000
10.20(9)	Option to Purchase 500,000 Shares of Common Stock issued to Michael W. DePasquale
10.21(9)	Option to Purchase 150,000 Shares of Common Stock issued to Thomas J. Colatosti
10.22(9)	Option to Purchase 50,000 Shares of Common Stock issued to Thomas J. Colatosti
10.23(9)	Option to Purchase 50,000 Shares of Common Stock issued to Jeff May
10.24(9)	Option to Purchase 50,000 Shares of Common Stock issued to Charles Romeo
10.25(9)	Option to Purchase 300,000 Shares of Common Stock issued to Randy Fodero
10.26(12)	Amendment Agreement dated March 30, 2004 by and between BIO-key International, Inc. and The Shaar Fund Ltd.
10.27(13)	Securities Purchase Agreement dated as of March 31, 2004 (the “March Securities Purchase Agreement”) by and among BIO-key International, Inc. and each of the Purchasers named therein.
10.28(13)	Form of Warrant issued by BIO-key International, Inc. pursuant to the March Securities Purchase Agreement.
10.29(2)

Securities Purchase Agreement dated as of September 29, 2004 (the “Laurus Securities Purchase Agreement”) by and between BIO-key International, Inc., Laurus Master Fund, Ltd. and the other Purchasers party thereto.

10.30(2)	Form of Secured Convertible Term Note issued by BIO-key International, Inc. pursuant to the Laurus Securities Purchase Agreement.
10.31(2)	Form of Common Stock Purchase Warrant issued by BIO-key International, Inc. pursuant to the Laurus Securities Purchase Agreement.
10.32(2)	Master Security Agreement dated as of September 29, 2004 by and between BIO-key International, Inc., Public Safety Group, Inc. and Laurus Master Fund, Ltd., as Collateral Agent.
10.33(2)	Subsidiary Guaranty dated as of September 29, 2004 made by Public Safety Group, Inc. in favor of Laurus Master Fund, Ltd. and the other Purchasers party thereto.
10.34(2)	Stock Pledge Agreement dated as of September 29, 2004 by and between BIO-key International, Inc. and Laurus Master Fund, Ltd. and the other Purchasers party thereto.
10.35(2)	Registration Rights Agreement dated as of September 29, 2004 by and between BIO-key International, Inc., Laurus Master Fund, Ltd. and the other Purchasers party thereto.
10.36(2)

Securities Purchase Agreement dated as of September 29, 2004 (the “Shaar Securities Purchase Agreement”) by and between BIO-key International, Inc., The Shaar Fund, Ltd. and the other Purchasers party thereto.

10.37(2)	Form of Convertible Term Note issued by BIO-key International, Inc. pursuant to the Shaar Securities Purchase Agreement.

10.38(2)	Form of Common Stock Purchase Warrant issued by BIO-key International, Inc. pursuant to the Shaar Securities Purchase Agreement.
10.39(2)	Registration Rights Agreement dated as of September 29, 2004 by and between BIO-key International, Inc., The Shaar Fund, Ltd. and the other Purchasers party thereto.
10.40(2)

Intercreditor Agreement dated as of September 30, 2004 by and among Laurus Master Fund, Ltd., individually and as Collateral Agent, Aether Systems, Inc., Public Safety Group, Inc. and BIO-key International, Inc.

10.41(2)

Subordination and Intercreditor Agreement dated as of September 30, 2004 by and among Laurus Master Fund, Ltd., as Collateral Agent, The Shaar Fund, Ltd., as Purchaser Agent, Aether Systems, Inc., Public Safety Group, Inc. and BIO-key International, Inc.

10.42(2)	Subordinated Secured Promissory Note dated September 30, 2004 issued by BIO-key International, Inc. and Public Safety Group, Inc. in favor of Aether Systems, Inc.
10.43(10)	Option to Purchase 200,000 shares of common stock issued to Harlan Plumley
10.44(10)	Employment Agreement dated as of September 15, 2004 by and between BIO-key International, Inc. and Harlan Plumley
10.45(10)	Option to Purchase 300,000 shares of common stock issued to Kenneth Souza
10.46(10)	Employment Agreement dated as of October 4, 2004 by and between BIO-key International, Inc. and Kenneth Souza
10.47(10)	Option to Purchase 50,000 shares of common stock issued to Richard Gaddy
31.1(14)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(14)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(14)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(14)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2004 and incorporated herein by reference.

(2)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2004 and incorporated herein by reference.

(3)	Filed as an exhibit to the registrant’s registration statement on Form SB-2, File No. 333-16451 dated February 14, 1997 and incorporated herein by reference.

(4)	Filed as an exhibit to the registrant’s quarterly report on Form 10-QSB filed with the Securities and Exchange Commission on May 24, 1999 and incorporated herein by reference.

(5)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on July 8, 1999 and incorporated herein by reference.

(6)	Filed as an exhibit to the registrant’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2000 and incorporated herein by reference.

(7)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2001 and incorporated herein by reference.

(8)	Filed as an exhibit to the registrant’s registration statement on Form SB-2, File No. 333-85056 dated March 27, 2002 and incorporated herein by reference.

(9)	Filed as an exhibit to the registrant’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 26, 2004 and incorporated herein by reference.

(10)	Filed as an exhibit to the registrant’s registration statement on Form SB-2, File No. 333-120104 dated October 29, 2004 and incorporated herein by reference.

(11)	Filed as an exhibit to the registrant’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2003 and incorporated herein by reference.

(12)	Filed as an exhibit to the registrant’s registration statement on Form SB-2, File No. 333-115037 dated April 30, 2004 and incorporated herein by reference.

(13)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2004 and incorporated herein by reference.

(14)	Filed herewith.