Form 10QSB/A
period 2004-09-30
BIO KEY INTERNATIONAL INC
filed 2004-12-14
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period from                 to

Commission file number 1-13463

BIO-KEY INTERNATIONAL, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

MINNESOTA	41-1741861
(State or Other Jurisdiction of Incorporation of Organization)	(IRS Employer Identification Number)

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

BIO-KEY INTERNATIONAL, INC.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIO-key International, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	September 30, 2004
		(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,012,790	$2,971,569
Receivables
Trade, less allowance for doubtful accounts of $2,000 and $1,014,161, respectively	409,803	3,489,028
Advances to stockholders and other	—	196,714
Costs and earnings in excess of billings on uncompleted contracts	—	6,619,726
Inventory	65,857	76,985
Prepaid expenses	165,929	388,923

Total current assets	1,654,379	13,742,945

EQUIPMENT AND FURNITURE AND FIXTURES – at cost, less accumulated depreciation	60,157	578,225

OTHER ASSETS
Intangible assets – net of amortization	—	16,268,614
Deposits	—	2,769,691
Marketable debt securities	—	1,000,000
Financing Fees	—	80,000
Other	150,206	194,665
	150,206	20,312,970

	$1,864,742	$34,634,140

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Current portion of long term debt	$—	$2,159,129
Advances from stockholders	34,030	17,931
Accounts payable	351,742	1,720,790
Accrued liabilities	173,736	4,465,112
Deferred rent	—	441,732
Deferred revenue	10,000	4,755,277

Total current liabilities	569,508	13,559,971

LONG-TERM OBLIGATIONS
Convertible notes payable	10,431,223	5,880,871
Deferred rent	—	1,636,098
Deferred revenue	—	59,707
	10,431,223	7,576,676

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock – authorized, 5,000,000 shares of $.01 par value (liquidation preference of $100 per share):
Series B 9% Convertible; issued and outstanding, 4,180 as of December 31, 2003	42	—
Series C 7% Convertible; issued and outstanding, 73,682 shares as of September 30, 2004	—	737
Common stock – authorized, 85,000,000 shares of $.01 par value; issued and outstanding, 21,222,889 and 38,962,281 shares, respectively	212,229	389,623
Additional contributed capital	18,327,992	44,949,815
Deficit	(27,676,252)	(31,842,682)
	(9,135,989)	13,497,493

	$1,864,742	$34,634,140

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

Acquisition of Mobile Government

On September 30, 2004, we acquired certain assets and assumed certain liabilities of the Mobile Government division of Aether Systems, Inc (Aether).  The aggregate purchase price of the acquisition was $12,167,830.  The purchase price is subject to a number of adjustments including changes in working capital, and cash collected and payments made by Aether on behalf of the company.  The Company and Aether have not yet reached agreement on the amount, if any, of these adjustments.  The company expects to reach final agreement during the fourth quarter of 2004.

A preliminary summary of the estimated fair value of the net assets acquired and liabilities assumed, is as follows:

Current assets	$9,706,935
Goodwill	9,636,186
Developed technology	710,000
Customer relationships	1,009,000
Trademarks	428,065
Fixed assets	381,358

Total assets acquired	21,871,544

Current liabilities assumed	(9,703,714)

Total purchase price	$12,167,830

The components of the purchase price are as follows:

Cash paid	$10,000,000
Deferred rent as a result of a sub-lease with Aether	2,077,830
Acquisition costs	90,000
Total purchase price	$12,167,830

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

7. Equipment and Furniture and Fixtures

	December 31, 2003	September 30, 2004

Equipment	$66,543	$245,417
Leasehold improvements	—	165,756
Furniture and fixtures	36,550	153,303
Software	—	88,302
	103,093	652,778
Less accumulated depreciation	42,936	74,553

	$60,157	$578,225

8. Other Assets

Intangible Assets

	December 31, 2003	September 30, 2004

Copyrighted software	$—	$1,181,429
Customer relationships		1,009,000
Trademarks	—	807,872
Developed technology	—	710,000
Marketing agreements	—	605,340
		4,313,641
Less accumulated amortization	—	216,658
		4,096,983
Goodwill	—	12,171,631

	$—	$16,268,614

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

Financing Fees

Financing fees related to the issuance of long-term obligations are capitalized and amortized to interest expense over the lives of the related debt.

9. Accrued Liabilities

	December 31, 2003	September 30, 2004

Unbilled costs	$—	$2,472,395
Compensation	167,859	1,194,997
Warranty	—	395,120
Royalties	—	328,555
Payroll taxes	—	54,949
Other	5,877	19,096

	$173,776	$4,465,112

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
$5,800,000

Promissory Note

As of September 30, 2004, the Company has an outstanding $6,884,588 subordinated secured promissory note issued to Aether to secure obligations assumed under a contract with Hamilton County, Ohio.  To this amount, the Company has provided Aether an additional $1,000,000 in cash to secure these obligations.  These sums are surety provided to Aether to support Aether’s irrevocable letter of credit issued to Hamilton County, Ohio.  The irrevocable letter of credit and the subordinated secured promissory note are provided in the event the Company defaults in providing an automated field reporting solutions and real time wireless data infrastructure under a sales agreement between Aether and Hamilton County, Ohio.  The terms of the sales agreement and the standby letter of credit and the supporting subordinated secured promissory note dictate Hamilton County, Ohio can only draw on the letter of credit after (1) completing the internal dispute resolutions process set forth in the sales agreement, and (2) providing notice to Aether and the Company of its intent to declare a default under the sales agreement and proceed against the letter of credit.  Seizure of the funds under the letter of credit is subject to the limitations of liability contained in the sales agreement.  The letter of credit is effective through the warranty period.  The warranty period extends one year after final acceptance which is expected to be in 2006.  The amount of the letter of credit can be reduced by 25% at the end of the third calendar month of the warranty period provided certain conditions are met.  Should Hamilton County, Ohio seize funds provided by the irrevocable letter of credit, Aether can rely on the subordinated secured promissory note.

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

Additional Debt Financing received

During October and November, the Company received the remaining funding, as allowed under the September 29, 2004 Subordinated Securities Purchase Agreement, and issued $682,000 of convertible term notes, convertible into common stock of the Company in certain circumstances at $1.35 per share. Warrants to purchase an aggregate 151,551 shares of the Company’s common stock at an exercise price of $1.55 per share were included with the notes.

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

In December, 2004 the Shaar Fund Ltd. converted 2,000 shares of the Company's series “C” convertible preferred stock and $10,890 of dividends thereon into an aggregate of 281,186 shares of the Company's common stock.

Shareholder vote

At a shareholder meeting held on December 13, 2004, a proposal to change the Company's state of incorporation from Minnesota to Delaware passed, having received support from 20,400,230 votes or 53% of the shares outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANLALYSES

Cautionary Statement For Forward-Looking Statements

The information contained in this Report on Form 10-QSBA and in other public statements by the Company and Company officers include or may contain certain forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933 and Section 21E of the U.S. Securities Exchange of 1934.  All statements other than statements of historical facts contained in this Report on Form 10-QSBA, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. Although we believe our plans, intentions and expectations reflected in the forward-looking statements are reasonable, we cannot be sure they will be achieved. Actual results may differ materially from the forward-looking statements contained herein due to a number of factors.  Many of these factors are set forth in the Company’s Registration Statement on Form SB-2 and under the caption “Risk Factors” and other filings with the Securities and Exchange Commission. These factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, may be significant, presently or in the future. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

As of December 31, 2003, we had federal and Minnesota net operating loss carryforwards of approximately $24,504,000 and $12,406,000, respectively. Because the company expects to incur additional losses during 2004 and 2005, and because these loss carryforwards are further limited in value by changes in the ownership of the company, as defined in the Inernal Revenue Code, these loss carryforwards have a valuation allowance against them.  These carryforwards expire between 2011 and 2023.

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

Working capital decreased approximately $902,000 during the nine months ended September 30, 2004 to approximately $183,000 compared to approximately $1,085,000 as of December 31, 2003.  The decrease in working capital was due to an increase in current liabilities of approximately $12,990,000, offset by an increase in current assets of approximately $12,088,000. The increase in current liabilities included approximately $4,745,000 of deferred revenue, approximately $4,291,000 of accrued liabilities, approximately $2,159,000 of the current portion of long term debt, approximately $1,369,000 of accounts payable and approximately $426,000 in other liabilities. During the same period, current assets increased by approximately $6,620,000 in costs and earnings in excess of billings on uncompleted contracts, approximately $3,079,000 in accounts receivables and approximately $1,959,000 in cash. Changes in other current assets totaled approximately $430,000 for the nine months ending September 30, 2004.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-key International, Inc.

Dated: December 14, 2004	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer

Dated: December 14, 2004	/s/ Harlan Plumley
Harlan Plumley
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1(14)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(14)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(14)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(14)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002