Form 10KSB
period 2004-12-31
BIO KEY INTERNATIONAL INC
filed 2005-04-14
CIK 1019034

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
☒ Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2004

Commission File Number 1-13463

BIO-KEY INTERNATIONAL, INC.
(Name of small business issuer in its charter)

DELAWARE (State or other jurisdiction of Incorporation or organization)	41-1741861 (IRS Employer Identification Number)

3349 HIGHWAY 138, BUILDING D, SUITE B, WALL, NJ 07719
(Address of Principal Executive Offices) (Zip Code)

(732) 359-1100
Issuer's telephone number, including area code.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $0.01 par value per share	Name of Exchange on which Registered None

Securities registered under Section 12(g) of the Exchange Act
None

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. ☐

        State issuer's revenues for its most recent fiscal year: $5,558,231

        The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sale price of the registrant' common stock as reported on the OTC Bulletin Board on March 1, 2005 was $50,497,343. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included in the figure is not an affiliate, and any such admission is hereby disclaimed. The information provided is solely for the record keeping purposes of the Securities and Exchange Commission.

        As of March 1, 2005, 43,266,032 shares of the registrant's common stock were outstanding.

        Transitional Small Business Disclosure Formats (check one):

        Yes ☐    No ☒

DOCUMENTS INCORPORATED BY REFERENCE

        None.

PART I

PRIVATE SECURITIES LITIGATION REFORM ACT

        The information contained in this Annual Report on Form 10-KSB and in other public statements by the Company and Company officers include or may contain certain forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933 and Section 21E of the U.S. Securities Exchange of 1934. All statements other than statements of historical facts contained in this Annual Report on Form 10-KSB, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words "anticipate," "believe," "estimate," "will," "may," "future," "plan," "intend" and "expect" and similar expressions generally identify forward-looking statements. Although we believe our plans, intentions and expectations reflected in the forward-looking statements are reasonable, we cannot be sure they will be achieved. Actual results may differ materially from the forward-looking statements contained herein due to a number of factors. Many of these factors are set forth under the caption "Risk Factors" in Item I of this Annual Report and other filings with the Securities and Exchange Commission. These factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, may be significant, presently or in the future. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 1. DESCRIPTION OF BUSINESS

        BIO-key International, Inc., a Delaware corporation ("The Company," "BIO-key," "we," or "us), founded in 1993, delivers advanced finger based biometric identification and security solutions and information services to law enforcement, fire service, and emergency medical service agencies as well as other government and private sector customers. BIO-key's mobile wireless technology provides first responders with critical, reliable, real-time data and images from local, state, and national databases. More than 2,500 police, fire, and emergency services departments in North America currently use BIO-key solutions, making the Company a leading supplier of mobile and wireless solutions for public safety.

        Effective January 1, 2005, BIO-key International, Inc., a Minnesota corporation ("Old BIO-key"), reincorporated as the Company. The reincorporation was effected pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), whereby Old BIO-key was merged with and into the Company, its wholly owned subsidiary, in order to reincorporate in the State of Delaware (the "Reincorporation"). As a result of the Reincorporation, the legal domicile of the Company is now Delaware.

        Pursuant to the Merger Agreement, at the effective time of the Reincorporation: (i) each outstanding share of Common Stock of Old BIO-key, $0.01 par value per share, was automatically converted into one share of Common Stock, $0.0001 par value per share, of the Company; (ii) each outstanding share of Series C 7% Convertible Preferred Stock of Old BIO-key, $0.01 par value per share, was automatically converted into one share of Series A 7% Convertible Preferred Stock, $0.0001 par value per share, of the Company, with such Series A 7% Convertible Preferred Stock containing substantially identical terms and conditions as the Series C 7% Convertible Preferred Stock of Old BIO-key; (iii) each option to purchase shares of Old BIO-key's Common Stock granted by Old BIO-key under any warrant, stock option plan or similar plan of Old BIO-key outstanding immediately before the Reincorporation was, by virtue of the Merger Agreement and without any action on the part of the holder thereof, converted into and become an option to purchase, upon the same terms and conditions, the same number of shares of the Company's Common Stock at an exercise price per share equal to the exercise price per share thereunder immediately before the Reincorporation; and (iv) each warrant, option or stock option plan of Old BIO-key was assumed by, and continues to be, a warrant, option or plan of the Company. Accordingly, as a result of the Reincorporation, the shareholders of Old BIO-key became shareholders of the Company, and Old BIO-key has been merged out of existence by operation of law. Each certificate representing shares of capital stock of Old BIO-key outstanding immediately before the Reincorporation, is deemed from and after the Reincorporation for all corporate purposes to represent the same number of shares of capital stock of the Company.

Product Lines

        BIO-key has four major product lines—biometrics, handheld mobile software/devices, mobile information software and records management software for fire service/EMS agencies. These lines are described below and a list of products in each line is noted.

Biometrics

        BIO-key's finger identification algorithm—vector segment technology (VST™) is the technology behind its full suite of biometric products that include:

  •
  Vector Segment Technology (VST)—BIO-key's biometric algorithm for highly accurate device interoperable use. VST is available as a low level SDK for incorporation into many complex application systems. VST runs in Windows, Linux or Solaris systems.

  •
  WEB-key™—BIO-key's biometric platform that offers an enhanced level of security by securing the user's authentication with trusted communications and simple use.

  •
  Biometric Service Provider™—The BioAPI (a standards based solution meeting worldwide needs, see www.bioapi.org for details) for compliant interface to applications using biometrics for verification and identification.

  •
  ID Director™—BIO-key's solution for Single Sign On integration with Netegrity and other solutions, utilizing the power and security of WEB-key.

        The Company's biometric identification technology improves both the accuracy and speed of finger-based biometrics. The Company's proprietary biometric technology scans a fingerprint and identifies a person, typically within a few seconds or less, in databases of a million people or more, without using any other identifying data—a key differentiator for BIO-key since other biometric solutions may also require traditional token/card identification. The company believes its fingerprint identification technology has a broad range of possible information security and access control applications, including:

  •
  Securing Internet sites and electronic transactions

  •
  Securing access to logical networks and applications

  •
  Securing access to buildings and restricted areas

  •
  Securing mobile devices such as cell phones and PDA's

  •
  Preventing identity theft with positive identification and false alias validation

Handheld Mobile Software/Devices

        On March 30, 2004, BIO-key acquired Public Safety Group, Inc. (PSG), a privately held company that is a leader in wireless solutions for law enforcement and public safety markets. PSG's primary technology is PocketCop™. In addition to PocketCop™, BIO-key also offers PocketBlue™ handheld solution that provides mobile officers, such as detectives who are not typically in their vehicles, a hand-held, scaled down version of its mobile information software solution, PacketCluster™.

        Following are description of both products:

        PocketCOP™—PocketCop™ is a software solution that provides police officers and other security personnel instantaneous access to important criminal, civil and private database information in a wireless environment. PocketCop™ is a handheld application that allows law enforcement officers to access state and federal databases over the wireless network for PalmOS, Windows CE, and PocketPC. Using a portable wireless handheld device and the PocketCop™ application software, an authorized user can access suspect information such as wanted status, warrant status, vehicle registration and driver license status. PocketCop™ technology has been deployed in numerous police departments in the United States, including the deployment for the Massachusetts State Police.

        PocketBlue™—PocketBlue is driven by the growing demand to get mission-critical information to the officer in the field, and serves as a logical and essential extension to the core PacketCluster system. Law enforcement personnel with duty assignments outside of a vehicle require the same quick, secure, and confidential access to criminal history information as their in-vehicle counterparts. PocketBlue meets that need with a wireless handheld solution available on a variety of platforms. PocketBlue features include:

  •
  Full integration with PacketCluster Patrol mobile data

  •
  Access to National Crime Information Center (NCIC), National Law Enforcement Telecommunications System (NLETS), Department of Motor Vehicles (DMV) for queries on persons, vehicles, boats, guns and articles

  •
  Rapid deployment for major events (such as sports and concerts) or incidents (such as sniper attacks and acts of terrorism) on a variety of RIM and PocketPC devices

Mobile Information Software for Police, Fire, and Emergency Medical Service ("EMS") Agencies

        On September 30, 2004, BIO-key completed a transaction with Aether Systems, Inc. to purchase its Mobil Government Division ("Mobile Government" or "AMG"), a leading provider of wireless data solutions for use by public safety organizations, primarily state, local police, fire and rescue, and emergency medical services organizations. The PacketCluster mobile information software is integrated with 50 separate State/NCIC databases, as well as other state, local and federal databases. Its open architecture and its published Application Programming Interface (API) make it easy to interface with a wide range of information sources. PacketCluster products deliver real-time information in seconds, freeing dispatchers to handle more pressing emergencies. The PacketCluster suite of products includes:

  •
  PacketCluster® Patrol™ —BIO-key's mobile information software for police agencies of all sizes. This client/server solution is open architected, providing optimal flexibility to add new users or features. PacketCluster® provides silent messaging to a user, groups of users, and dispatch and features a state interface to the NCIC. It has been selected by more than 1000 agencies in North America.

  •
  PacketCluster® Rescue™ —BIO-key's mobile information solution for fire and EMS, runs off the same server as PacketCluster® Patrol. It provides much of Patrol's functionality without the State/NCIC interface not required by fire service and EMS. Rescue provides mission-critical data such as HAZMAT information and building plans while fire service officers are at a fire and need to know.

  •
  PacketWriter™—BIO-key's field reporting software provides officers with the tools to perform accident and incident reporting on computers in their vehicles. Users submit reports to supervisors remotely, and supervisors approve or reject the reports in the same way.

        BIO-key also provides a number of optional features designed to augment the core products. These include:

  •
  ClusterLink, which enables contiguous agencies to connect via each others' server, for intercommunication between them.

  •
  Multiple Application Programming Interface (API), which allows an agency to have multiple ports to the server to accommodate disparate interfaces. These multiple API ports are in addition to the one port that is inherent in the server as well as the State/NCIC interface.

  •
  PacketCluster Incident Command, using FieldSoft's PDonScene, is used by both patrol and tactical teams such as a SWAT, to manage people and resources at the scene of an incident or at a central location such as an emergency operations center. It can also be used for general event management. Incident commanders can better focus on personnel, strategy, tactics, and hazards, potentially saving the lives of officers or citizens.

  •
  BIO-key Information Server BIO-key's solution for an agency's central messaging switch for application software service, State/NCIC interfaces, Computer Aided Dispatch (CAD) and Records Management Software (RMS) interfaces, data sharing and other applications.

Records Management Software for Fire Service/EMS Agencies

        In addition to law enforcement/fire service mobile data solutions, BIO-key offers its Sunpro fire service/EMS records management software, FireRMS™, that helps large and small agencies manage operations, track incidents, and support fire prevention initiatives. FireRMS Mobile provides wireless query and messaging solutions that extend computer aided dispatch, fire records, and other in-house data sources to a mobile environment and provide mission-critical information to emergency response personnel where and when they need it.

  •
  FireRMS Records Management Software—This NFIRS 5.0-compliant fire records system helps manage operations, track incidents and support fire prevention initiatives. It is designed to speed data entry and reduce completion time for front-line personnel.

  •
  CAD Interfaces—CAD interfaces provide a connection between BIO-key records and all major CAD systems with the most comprehensive real time integration. Incident reports are opened as soon as CAD dispatches a call. Incidents are current and ready to complete when the crew returns to the station, streamlining and improving the accuracy of incident reporting.

  •
  RMS Interfaces—RMS interfaces provide a mechanism to integrate patient care reports collected in the field with the NIBRS report. Patient data is populated in the appropriate fields, eliminating redundant data entry.

  •
  Other Interfaces—BIO-key provides interfaces to other third party solutions including EMS billing, EMS county/state interfaces, professional staffing solutions, and others.

        BIO-key also offers the following Fire/EMS Partner solutions:

  •
  EMS Field Data Collection—Regist*r Express from MedDataSolutions enables EMS field data collection for efficient collection of patent data where it is generated.

  •
  Geographic Data Analysis—FireView™ from the Omega Group allows Fire and EMS agencies to analyze their deployment strategies.

  •
  Personnel Staffing—Telestaff™ from PDSI automates and manages complex Fire/RMS agency staffing needs and is integrated with FireRMS's Personnel and Roster modules.

  •
  Incident Command Module—FDonScene™ by FieldSoft provides incident management, responder accountability, and tactical survey or preplan browser software solutions. FDonScene interfaces with PacketCluster Rescue to support incident management-en route or on scene.

Current Business Plan

        BIO-key's current business plan is to:

  •
  License its core technology "VST" to original equipment manufacturers, systems integrators, and application developers who develop products and applications that utilize its biometric finger matching solutions.

  •
  License WEB-key™, the Company's security centric web-based biometric authentication solution.

  •
  Provide for "device independent" finger identification matching for virtually any application by using the latest advances in scanning technology.

  •
  License its wireless software solutions for the public safety market directly to counties, cities and towns across North America as well as through systems integrators and resellers.

  •
  Leverage its FireRMS suite of products for the growing Emergency Medical Service data collection and reporting market.

  •
  Integrate its core technology competencies to leverage new business opportunities and develop new markets for its innovative products.

Current Market

Biometrics

        BIO-key actively markets and sells its biometric technology to biometric system integrators and resellers who are focused on the security and logical access markets. A number of BIO-key's customers have begun to deploy its technology on a run-time basis, which is generating recurring revenues.

Public Safety

        BIO-key's public safety offerings are sold directly to counties, cities, or towns across North America and to Computer Aided Dispatch/Records Management System application providers and system integrators who include BIO-key's mobile data and fire records management software as part of their overall deliverables for their customers. Most often, public safety offerings for small sized cities or towns are provided by BIO-key authorized resellers.

        BIO-key is a leading supplier of mobile data solutions for police and fire service agencies using laptop computers as well as applications for handheld mobile delivery on different devices, including Blackberries, PDAs, Smartphones, and tablet notebook computers located in police vehicles. BIO-key handheld offerings are particularly suited for specialty units and investigators that work remotely and do not have access to a conventional office desktop computer or a laptop computer.

        In the law enforcement market, BIO-key serves the full range of law enforcement agencies via its direct sales force, and addresses the needs of smaller agencies through its authorized resellers. By bringing both PSG and AMG products into BIO-key, the company offers a full range of device-independent functionality. BIO-key can serve both public carrier infrastructure and private radio infrastructure markets, and also offers mixed deployments of private radio and public carrier infrastructures. Law enforcement officials have real-time access to the data they need including wants and warrants and Department of Motor Vehicle information. BIO-key also offers report-writing products for field officers to use for data capture and reporting.

        In the Fire Records Management market, mature products and vendors are moving up market for new opportunities, while new players are entering the market. One area of expected growth in the Fire Records Management market is Emergency Medical Service (EMS) data collection and reporting. Recent statistics released by the National Fire Department indicate that in 2004, 58% of all calls to fire service agencies were EMS-related. Leading drivers for a fire records management system include state reporting, the automatic export of data to billing systems, and efficient field data collection using mobile solutions.

Potential Market

Biometrics

        Concerns relating to Homeland Security and the ever-increasing occurrences of identity theft in the commercial marketplace have amplified the need for positive identification of individuals, and increased interest in biometrics. BIO-key believes its biometric technology provides a most reliable, convenient, and cost effective method for confirming the identity of persons in local or remote locations relative to existing traditional methods.

        Fingerprint based biometric solutions currently compete with more traditional security methods such as keys, cards, personal identification numbers and security personnel as well as other forms of biometric technologies including voice, face, iris and hand geometry. The proliferation of electronic business-to-business and business-to-consumer transactions continues to grow rapidly. Such transactions are subject to fraud resulting from unauthorized individuals gaining access to confidential information.

        Biometric technology is becoming an acceptable approach to physical and logical security. Acceptance of biometrics as an alternative to traditional security methods depends upon a number of factors including:

  •
  The reliability and ease of use of biometric solutions

  •
  Public perception regarding privacy concerns

  •
  Costs involved in adopting and integrating biometric solutions

Public Safety Agencies

        Public safety is a large and important market. The ability to quickly and accurately collect data from a variety of database sources and formats and deliver this information to first responders represents a new paradigm for bringing real time intelligence to security officers deployed in the field. With BIO-key's acquisition of PSG and AMG, the Company believes there is a substantial market opportunity to integrate our VST and WEB-key biometric technologies with our leading public safety solutions for police, fire and EMS to protect access to the information.

        BIO-key markets and sells its wireless data solutions primarily to local, county, state, university, and federal law enforcement and fire service/EMS agencies throughout the United Sates. BIO-key maintains an established, loyal public safety customer base and expects continued growth in this market, particularly in light of heightened security concerns.

        During fiscal year 2005, the company is consolidating its PSG and AMG products under one complete BIO-key public safety product suite. In addition, BIO-key is expanding its biometric offerings to its public safety customer base, so they can take advantage of the BIO-key biometric solutions. This will enable customers to provide secure access to both logical (PCs, LANs and data access) and physical (building and access to secure areas such as evidence rooms and IT facilities) areas.

Competition

        The markets for BIO-key products and technologies are developing; they are characterized by intense competition and rapid technological change. No assurance can be given that our competitors will not develop new or enhanced technologies that will offer superior price, performance, or features, or render BIO-key products or technologies obsolete.

Biometrics

        In addition to companies that provide existing commonplace methods of restricting access to facilities and logical access points such as pass cards, PIN numbers, passwords, locks and keys, there are numerous companies involved in the development, manufacturing and marketing of fingerprint biometrics products to commercial, government, law enforcement, and prison markets. These companies include, but are not limited to, Cogent, NEC, Printrak International, IDENTIX, Sagem Morpho, and Bioscript.

        The most recent automated fingerprint identification product sales in the market have been deployed for government and law enforcement applications, typically at more cost than BIO-key's products and licensing arrangements. Although most companies that target consumer application markets have completed development of their biometric products, such technologies have not been widely accepted in the commercial markets to date. Most companies competing for commercial opportunities are in the business of selling scanning devices and tie their algorithm to a specific device. BIO-key has created a "device independent" algorithm that provides flexibility in choosing the correct device and optical or tactile sense to fit the application served.

        BIO-key has found that commercial markets have been slow to widely purchase biometrics as a viable alternative to their current security methods. As a result, the primary competition for biometric technology consists of traditional security methods such as passwords, PINs, cards, and tokens.

        With respect to competing biometrics technologies, each has its strength and weaknesses and none has emerged as a market leader:

  •
  Fingerprint identification is generally viewed as inexpensive and non-intrusive.

  •
  Iris scanning is viewed as accurate, but can be expensive and inconvenient to use.

  •
  Facial recognition has recently received substantial attention; however, it can have accuracy limitations and be highly dependent on ambient lighting conditions, angle of view and other factors.

        The market for biometric technology is evolving. Computer breaches, identity theft, phishing and other events in the recent past are driving a large-scale shift to biometric deployments. In addition, companies such as IBM, Dell, Gateway, MPC, Samsung, and HP have all introduced computers with integrated finger scanning devices to complement the conventional username/password technique since it is highly susceptible to hackers and security breaches.

Public Safety

        The public safety market comprises agencies at all government levels, with a range of users, from a few to many hundreds. BIO-key competitors in the mobile data market include Computer Aided Dispatch/Records Management companies such as Printrak, InfoCop, and Motorola. Each has comprehensive CAD and/or RMS offerings and has augmented those with their own mobile data and field reporting solutions. While these solutions may not be as functionally rich as the BIO-key suite of products, they are sometimes less expensive. They also provide a complete solution from one vendor.

Fire Service/EMS

        The fire records management market includes a large number of RMS vendors including Firehouse, FDM, and ETI. These and other competing companies represent a wide range of organizations, from large integration companies, to small garage companies, and offer products similar in scope to BIO-key's FireRMS. The functionality and price of these products also encompass wide ranges of features and costs.

Marketing and Distribution

        BIO-key's marketing and distribution efforts comprise the following major initiatives:

  •
  During the past year, BIO-key has strengthened its alliance with Oracle and has been recognized as a Certified Partner in the Oracle Partner Network. BIO-key supports the Oracle e-business suite of applications and provides the biometric enabler for the Oracle Single Sign on product. As an Oracle development partner, BIO-key provides the underlying database used for true user identification and on demand alias checking. As a development partner, BIO-key participates in Oracle Trade Shows such as Oracle Open World and Oracle Apps World.

  •
  BIO-key has strategic alliances with technology leaders including Oracle, Netegrity, Hewlett Packard,, Dell, Verizon, Nextel, and others.

  •
  BIO-key is also promoting biometric technology and its offerings through industry trade shows, public speaking engagements, press activities, and partner marketing programs

  •
  BIO-key is directing licensing efforts to original equipment manufacturers, application developers, and system integrators.

  •
  BIO-key is building a reseller, integrator, and partner network as well as a direct sales team.

        Following are the specific marketing/sales programs in place:

  •
  Direct Selling Efforts—BIO-key's current selling efforts are conducted primarily through its expanded direct sales organization. Its public safety sales team is comprised of 13 direct sales representatives along with eastern and western regional Vice Presidents of Sales. BIO-key's biometrics sales team is comprised of three area sales directors; a business integration manager to support sales efforts with partners and resellers, OEM's and the indirect channel; and two senior sales representatives to support all indirect sales programs and campaigns for both the biometric and public safety markets.

  •
  Conferences and Trade Shows—BIO-key attends and actively participates in various product-related conferences and trade shows in the technology and security industries to generate market awareness of biometric and wireless mobile data technology generally, and our offerings specifically. BIO-key's public safety software often is featured at our business partners' booths at these events, showcasing the interoperability of the two products.

  •
  Strategic Alliance—ChoicePoint, who is a leader in civil identification and background checks, to thwart identity theft in the commercial marketplace, has selected BIO-key's technology to integrate into its identity verification products and services. One solution being deployed is a check cashing application in which individuals use fingerprint biometrics to truly verify that they are the individuals carrying the credentials and authorized to conduct the transaction.

  •
  Strategic Marketing Alliance—BIO-key has established a strategic marketing alliance with Hewlett Packard to provide BIO-key handheld technology for the Massachusetts State Police.

  •
  Reseller Relationships—BIO-key has established reseller relationships with companies that resell BIO-key public safety software.

Interoperability

        The events of September 11, 2001 and the subsequent focus on Homeland Security have heightened the need to secure data dissemination throughout and between government agencies, as well as to automate the positive identification of personnel. BIO-key's finger identification technology coupled with the rich encryption functionality of its wireless data solutions form solutions to address these issues. Recently, BIO-key was awarded a contract to ensure the secure access, transmission, and retrieval of critical government and public sector information. BIO-key also is working with the National Sheriff's Association and the Pegasus Research Foundation to provide biometric authentication for secure sharing of critical data to sheriffs' offices and first responders across the country. BIO-key expects the initial roll out of 220 sheriffs' offices will continue to grow.

Licensing

        BIO-key targets both Internet infrastructure companies and large portal providers as possible licensees for its WEB-key solution. On the Internet infrastructure side, BIO-key seeks to partner with Internet server manufacturers, providers of database and data warehouse engine software, horizontally positioned application engines, firewall solution providers, and peripheral equipment manufacturers. On the portal side, BIO-key is targeting financial service providers such as credit and debit card authorization and issuing institutions, Internet retailers, business-to-business application service providers (ASPs), and corporate intranets. In the past two years, BIO-key has undertaken a WEB-key and VST direct selling effort, and entered into license agreements with OEMs and system integrators to develop applications for distribution to their respective customers.

        BIO-key is also addressing the security needs of application providers in the following vertical markets:

  •
  Government—Using BIO-key's technology, Northup Grumman deployed an application within the Department of Defense to cross-credential visitors and contractors to certain military bases.

  •
  Education—Educational Biometrics and Identimetrics have incorporated BIO-key technology to enable school children to pay for school lunch programs and checkout library books using their fingerprints. VST technology enables schools to enroll these children and reduces the administrative costs of managing passwords and collecting payments.

  •
  Commerce: ChoicePoint has implemented a check cashing solution using BIO-key's VST technology to reduce fraud and identity theft.

  •
  Patient Records and Information Management: HBOC, one of the largest healthcare patient records and information management companies, has integrated BIO-key technology into their portal and has deployed their solution in a pilot for the Baptist Hospital System.

  •
  Financial: BIO-key is working with several companies focusing on financial applications such as point of sale systems and employee trusted identification cards, as well as customer facing applications over the Internet. BIO-key has also begun work with several financial institutions to incorporate its technology for secure access to money transfers for institutional customers.

Intellectual Property Rights

        We believe that our intellectual property is important to our biometric, mobile solutions and information management segments:

        Patents—Our biometrics segment uses patent pending technology and trade secrets developed or acquired by us. We have a number of U.S. and foreign patent applications in process related to this intellectual property.

        Trademarks—We have registered our trademarks "PacketCluster","PacketCluster Patrol", "PacketWriter", "PacketBlue", "SunPro" and the design mark for "Ceurulean" with the U.S. Patent and Trademark Office. We have also applied for trademarks for "BIO-key", "SACman", "SACcat", "SACremote", "True User Identification", "WEB-key", "PocketCop" and "Cerulean".

        Copyrights and trade secrets—We take measures to ensure copyright and license protection for our software releases prior to distribution. When possible, the software is licensed in an attempt to ensure that only licensed and activated software functions to its full potential. We also take measures to protect the confidentiality of our trade secrets.

Research and Development

        During fiscal years ended December 31, 2003 and 2004, BIO-key spent approximately $1,037,000 and $2,980,000, respectively, on research and development for its biometric solutions. BIO-key's limited customer base during that time did not directly bear these costs, which were principally funded through outside sources of equity and debt financing.

        Although BIO-key believes that its identification technology is one of the most advanced and discriminating fingerprint technologies available today, the markets in which BIO-key compete are characterized by rapid technological change and evolving standards. In order to maintain its position in the market, BIO-key will continue to upgrade and refine its existing technologies.

        During 2005, BIO-key's research and development effort will be focused on the continued evolution of its client-server-based authentication solution (WEB-key), furthering the VST algorithm, and standards based efforts like the BioAPI. The company has achieved its goal of enabling the identification of individuals with a single finger scan to a population of one million prints on a standard Oracle platform in less than five seconds. The BIO-key information server will be refined, and more sophisticated server functionality and interoperability will be added.

        In 2005, BIO-key is introducing additional mobile applications for the FireRMS Building Inspections module to eliminate redundant data entry for occupancy inspection, providing timely updates to critical information and immediate notification of code violations to the Occupancy Management module.

Government Regulations

        BIO-key is not currently subject to direct regulation by any government agency, other than regulations generally applicable to businesses or related to specific project requirements. In the event of any international sales, the company would be subject to various domestic and foreign laws regulating such exports and export activities.

Environmental Regulations

        As of the date of this report, BIO-key has not incurred any material expenses relating to our compliance with federal, state, or local environmental laws and does not expect to incur any material expenses in the foreseeable future.

Employees and Consultants

        BIO-key currently employs one hundred fifteen (115) individuals on a full-time basis: sixty-eight (68) in engineering, research and development; thirteen (13) in finance and administration; and thirty-four (34) in sales and marketing. BIO-key also uses the services of three (3) consultants who provide engineering and technical services, and one (1) consultant who provides financial consulting services.

RISK FACTORS

        The following material risk factors, among others, may affect the Company's financial condition and results of operations.

Business and Financial Risks

        Based on our lack of significant revenue since inception and recurring losses from operations, our auditors have included an explanatory paragraph in their opinion as to the substantial doubt about our ability to continue as a going concern.

        Due to, among other factors, our history of losses and limited revenue, our independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2004 as to the substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared in accordance with accounting principals generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

        Since our formation, we have historically generated minimal revenue and have sustained substantial operating losses.

        As of December 31, 2004, we had negative working capital of approximately $3,016,000, and an accumulated deficit of approximately $35,111,000. Since our inception, we have focused almost exclusively on developing our core technologies and, until the fourth quarter of 2004 have not generated any significant revenue. In order to increase revenue, we have developed a direct sales force and anticipate the need to retain additional sales, marketing and technical support personnel and may need to incur substantial expenses. We cannot assure you that we will be able to secure these necessary resources, that a significant market for our technologies will develop or that we will be able to achieve our targeted revenue.

        Our biometric technology has yet to gain widespread market acceptance and we do not know how large of a market will develop for our technology.

        Biometric technology has received only limited market acceptance, particularly in the private sector. Our technology represents a novel security solution and we have not yet generated significant sales. Although recent security concerns relating to identification of individuals has increased interest in biometrics generally, it remains an undeveloped, evolving market. Biometric based solutions compete with more traditional security methods including keys, cards, personal identification numbers and security personnel. Acceptance of biometrics as an alternative to such traditional methods depends upon a number of factors including:

  •
  the reliability of biometric solutions

  •
  public perception regarding privacy concerns

  •
  costs involved in adopting and integrating biometric solutions

For these reasons, we are uncertain whether our biometric technology will gain widespread acceptance in any commercial markets or that demand will be sufficient to create a market large enough to produce significant revenue or earnings. Our future success depends, in part, upon business customers adopting biometrics generally, and our solution specifically.

        Biometric technology is a new approach to Internet security which must be accepted in order for our Web-key™ solution to generate significant revenue.

        Our Web-key™ authentication initiative represents a new approach to Internet security which has been adopted on a limited basis by companies which distribute goods, content or software applications over the Internet. The implementation of our WEB-Key™ solution requires the distribution and use of a finger scanning device and integration of database and server side software. Although we believe our solution provides a higher level of security for information transmitted over the Internet than existing traditional methods, unless business and consumer markets embrace the use of a scanning device and believe the benefits of increased accuracy outweigh implementation costs, our solution will not gain market acceptance.

        Our software products may contain defects which will make it more difficult for us to establish and maintain customers.

        Although we have completed the development of our core biometric technology, it has only been used by a limited number of business customers. Despite extensive testing during development, our software may contain undetected design faults and software errors, or "bugs" that are discovered only after it has been installed and used by a greater number of customers. Any such default or error in new or existing software or applications could cause delays in delivering our technology or require design modifications. These could adversely affect our competitive position and cause us to lose potential customers or opportunities. Since our technologies are intended to be utilized to secure physical and electronic access, the effect of any such bugs or delays will likely have a detrimental impact on us. In addition, given that biometric technology generally, and our biometric technology specifically, has yet to gain widespread acceptance in the market, any delays would likely have a more detrimental impact on our business than if we were a more established company.

        While we have commenced a significant sales and marketing effort, we have only begun to develop a significant distribution channel and may not have the resources or ability to sustain these efforts or generate any meaningful sales.

        In order to generate revenue, we are dependent upon independent original equipment manufacturers, system integrators and application developers, which we do not control. As a result, it may be more difficult to generate sales.

        We market our technology through licensing arrangements with:

  •
  Original equipment manufacturers, system integrators and application developers which develop and market products and applications which can then be sold to end users

  •
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

        We derive nearly all of our revenue from government contracts, which are often non-standard, involve competitive bidding, may be subject to cancellation with or without penalty and may produce volatility in earnings and revenue.

        Most of our business involves providing products and services under contracts with U.S. federal, state and local government agencies. Obtaining contracts from government agencies is challenging, and government contracts often include provisions that are not standard in private commercial transactions. For example, government contracts may:

  •
  include provisions that allow the government agency to terminate the contract without penalty under some circumstances;

  •
  be subject to purchasing decisions of agencies that are subject to political influence;

  •
  contain onerous procurement procedures; and

  •
  be subject to cancellation if government funding becomes unavailable.

        Securing government contracts can be a protracted process involving competitive bidding. In many cases, unsuccessful bidders may challenge contract awards, which can lead to increased costs, delays and possible loss of the contract for the winning bidder.

        We face intense competition and may not have the financial and human resources necessary to keep up with rapid technological changes, which may result in our technology becoming obsolete.

        The Internet, facility access control and information security markets are subject to rapid technological change and intense competition. We compete with both established biometric companies and a significant number of startup enterprises as well as providers of more traditional methods of access control. Most of our competitors have substantially greater financial and marketing resources than we do and may independently develop superior technologies, which may result in our technology becoming less competitive or obsolete. We may not be able to keep pace with this change. If we are unable to develop new applications or enhance our existing technology in a timely manner in response to technological changes, we will be unable to compete in our chosen markets. In addition, if one or more other biometric technologies such as voice, face, iris, hand geometry or blood vessel recognition is widely adopted, it would significantly reduce the potential market for our fingerprint identification technology.

        We depend on our Chairman of the Board and Chief Executive Officer and need additional marketing and technical personnel to successfully market our technology. We cannot assure you that we will be able to retain or attract such persons.

        A loss of our current Chairman of the Board of Directors or Chief Executive Officer could severely and negatively impact our operations. We have had an employment contract with Michael W. DePasquale, our Chief Executive Officer through January 3, 2005. Although the contract does not prevent him from resigning, it does contain confidentiality and non-compete clauses which are intended to prevent him from working for a competitor within one year after leaving our Company. We continue to retain additional employees with expertise in developing, marketing and selling software solutions. In order to successfully market our technology, we will need to retain additional engineering, technical support and marketing personnel. The market for such persons remains highly competitive and our limited financial resources will make it more difficult for us to recruit and retain qualified persons.

        We can not assure you that the limited intellectual property protection for our core technology provides a meaningful competitive advantage or barrier to entry against our competitors.

        Our success and ability to compete is dependent in part upon proprietary rights to our technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets and technical measures to protect our propriety rights. We have filed a patent application relating to both the optic technology and biometrics solution components of our technology wherein several claims have been allowed. More recently, we filed a patent application with respect to our VST™ (Vector Segment Technology), the core algorithm of our biometric identification solution. We can not assure you that any patents will be issued, or that, if issued, that we will have the resources to protect any patent from infringement. Although we believe our technology does not currently infringe upon patents held by others, we can not assure you that such infringements do not exist or will not exist in the future, particularly as the number of products and competitors in the biometric industry segment grows.

        We may need to obtain additional financing to execute our business plan, which may not be available. If we are unable to raise additional capital or generate significant revenue, we may not be able to continue operations.

        Since our inception, we have not generated any significant revenue (other than revenue from acquired businesses) and have experienced substantial losses, including approximately $7,237,000 during 2004. In March 2004, we completed a private placement equity offering that resulted in approximately $12,000,000 in gross proceeds to the Company and a private placement convertible debt offering in September 2004 that resulted in approximately $10,000,000 in gross proceeds to the Company (a portion of which was used to finance the acquisition of Aether Mobile Government). To the extent that we will require additional capital to support our operations, expand our marketing and sales efforts and to execute our business plan to substantially increase revenue, we may need to obtain additional financing through the issuance of debt or equity securities. Our long-term viability and growth will depend upon the successful commercialization of our technologies and our ability to obtain adequate financing. We have not and cannot assure you that we will ever be able to secure any such financing on terms acceptable to us. If we cannot obtain such financing or generate such revenues, we may not be able to execute our business plan or continue operations.

        We may not be able to successfully integrate recent acquisitions into our operations.

        The integration of PSG and AMG into our operations involves a number of risks, including:

  •
  difficulty integrating operations and personnel;

  •
  diversion of management attention;

  •
  potential disruption of ongoing business;

  •
  inability to retain key personnel;

  •
  inability to successfully incorporate the acquired products and services into our product and service offerings and to develop new products and services; and

  •
  impairment of relationships with employees, customers or vendors.

        Failure to overcome these risks or any other problems encountered in connection with the acquisitions of PSG and AMG could slow our growth or lower the quality of our services, which could reduce customer demand. The result could be a material adverse effect on our financial position and results of operations.

        We may not achieve profitability with respect to the law enforcement and public safety components of our business if we are unable to maintain, improve and develop the wireless data services we offer.

        We believe that our future business prospects depend in part on our ability to maintain and improve our current services and to develop new ones on a timely basis. Our services will have to achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. As a result of the complexities inherent in our service offerings, major new wireless data services and service enhancements require long development and testing periods. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new services and service enhancements. Additionally, our new services and service enhancements may not achieve market acceptance. If we cannot effectively develop and improve services we may not be able to recover our fixed costs or otherwise become profitable.

        Our law enforcement and public safety division depends upon wireless networks owned and controlled by others.

        If we do not have continued access to sufficient capacity on reliable networks, we may be unable to deliver services and our sales could decrease. Our ability to grow and achieve profitability partly depends on our ability to buy sufficient capacity on the networks of wireless carriers such as Verizon Wireless, Bell South Corporation, Metrocall, Motient and AT&T Wireless and on the reliability and security of their systems. All of our services are delivered using airtime purchased from third parties. We depend on these companies to provide uninterrupted and bug free service and would not be able to satisfy our customers' needs if they failed to provide the required capacity or needed level of service. In addition, our expenses would increase and our profitability could be materially adversely affected if wireless carriers were to increase the prices of their services. Our existing agreements with the wireless carriers generally have one-year terms. Some of these wireless carriers are, or could become, our competitors and if they compete with us they may refuse to provide us with their services.

        New laws and regulations that impact our law enforcement and public safety division could increase our costs or reduce our opportunities to earn revenue.

        We are not currently subject to direct regulation by the Federal Communications Commission or any other governmental agency, other than regulations applicable to businesses in general. However, in the future, we may become subject to regulation by the FCC or another regulatory agency. In addition, the wireless carriers who supply us airtime and certain of our hardware suppliers are subject to regulation by the FCC and regulations that affect them could increase our costs or reduce our ability to continue selling and supporting our services.

        If we fail to adequately manage our resources, it could have a severe negative impact on our financial results or stock price.

        We could be subject to fluctuations in technology spending by existing and potential customers. Accordingly, we will have to actively manage expenses in a rapidly changing economic environment. This could require reducing costs during economic downturns and selectively growing in periods of economic expansion. If we do not properly manage our resources in response to these conditions, our results of operations could be negatively impacted.

        We granted a blanket security interest in all of our assets to the holders of our secured debt. If we are unable to make our required monthly payments on such debt, or any other event of default occurs, it could have a material adverse effect on our business and operations, and the debt holders may foreclose on our assets.

        As part of our recent secured convertible debt financing transactions, we granted to Laurus Master Fund, Ltd. and another holder of such secured debt a blanket security interest in all of our assets, including assets of our subsidiary. See the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this report. In the event we default in payment on such debt, or any other event of default occurs under the relevant financing documents, and the default is not cured, 120% of the outstanding principal amount of the secured notes, plus accrued interest and fees will accelerate and be due and payable in full. See the "Long Term Obligations" footnote to this report for a list of such potential events of default.

        The cash required to pay such accelerated amounts on the secured notes following an event of default would most likely come out of our working capital. As we rely on our working capital for our day to day operations, such a default could have a material adverse effect on our business, operating results, or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations. In addition, upon an event of default, the holder of the secured debt could foreclose on our assets or exercise any other remedies available to them. If our assets were foreclosed upon, we were forced to file for bankruptcy or cease operations, stockholders may not receive any proceeds from disposition of our assets and may lose their entire investment in our stock.

        Our obligations under our recently issued debt securities may adversely affect our ability to enter into potential significant transactions with other parties.

        As a result of our recent debt financing transactions with Laurus Master Fund, Ltd., the Shaar Fund, Ltd. and other institutional and accredited investors, we incurred significant repayment obligations, and we agreed to certain restrictive covenants. In particular, for so long as 25% of the aggregate principal amount of the convertible term notes remains outstanding, we will need the consent of the holders of such notes before we can take certain actions, including the following:

  •
  pay any dividends;

  •
  merge, effect a material reorganization, liquidate or dissolve;

  •
  materially change the scope of our business; or

  •
  create, incur or assume any debt (other than certain trade debt, equipment financings and debt for the purchase of assets in the ordinary course of business).

        Accordingly, unless we obtain the noteholders' consent, we may not be able to enter into certain transactions. In addition, in connection with any potential significant transaction (such as a merger, sale of substantially all our assets, joint venture, or similar transaction), it is likely that we would have to pay off such debt obligations and have the applicable security interests released. Although we have the right at any time to prepay our debt obligations, we can only do so upon payment of 110% of the then principal balance, plus all other amounts owing under the notes. See the "Long Term Obligations" footnote of this report. Based on an aggregate principal balance of $7.9 million at April 6, 2005, a complete prepayment would require a cash payment of approximately $8.6 million. These provisions could have the practical effect of increasing the costs of any potential significant transaction, and restrict our ability to enter into any such transaction.

        Our obligations to the holders of our outstanding preferred stock may further affect our ability to enter into potential significant transactions with other parties.

        We will need to obtain the consent of the holders of a majority of the then outstanding shares of our convertible preferred stock before we can take certain actions, including the following:

  •
  a sale or other disposition of any material assets;

  •
  an acquisition of a material amount of assets;

  •
  engaging in a merger, reorganization or consolidation; or

  •
  incur or guaranty any indebtedness in excess of $50,000.

        Accordingly, unless we obtain such consent, we may not be able to enter into certain transactions.

Risks Related To Our Common Stock

        We have issued a substantial number of securities that are convertible into shares of our common stock which will result in substantial dilution to the ownership interests of our existing shareholders.

        As of March 1, 2005, approximately 35,728,127 shares of our common stock were reserved for issuance upon exercise or conversion of the following securities:

  •
  6,077,884 shares upon conversion of outstanding convertible term notes;

  •
  19,463,420 shares upon exercise of outstanding stock options and warrants;

  •
  2,629,208 shares upon exercise of options available for future grant under our existing option plans; and

  •
  7,557,615 shares or more upon conversion of our outstanding shares of convertible preferred stock and accrued dividends

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

        Our outstanding convertible preferred stock and cumulative dividends in arrears are convertible into 7,557,615 shares of common stock as of March 1, 2005 at a per share conversion price of $.75 which is substantially less than the current trading price of our shares. Although many of the shares issuable upon conversion of our convertible securities are eligible for public resale under Securities Exchange Commission Rule 144, we have agreed to file a registration statement to cover the public resale of all of these shares. This significant increase in the number of shares available for public sale may have a negative impact on the trading price of our shares and substantially dilute the ownership interests of our existing shareholders. In the event that our stock trades below $.75 per share, in order to raise additional financing we would likely be required to issue additional shares of common stock or securities convertible into common stock at a purchase or conversion price, as applicable, of less than $.75 per share. Any issuance of shares at a purchase price of less than $.75 per share would reduce the conversion price of our Convertible Preferred Shares to such lower price. This would require us to issue additional shares upon conversion of our Series C Shares and further dilute the ownership interests of our existing shareholders. To the extent these factors are viewed negatively by the market, it may provide an incentive for persons to execute short sales of our common stock that could adversely affect the trading price of our common stock.

        Applicable SEC Rules governing the trading of "penny stocks" limits the trading and liquidity of our common stock, which may affect the trading price of our common stock.

        Our common stock currently trades on the OTC Bulletin Board. Since our common stock continues to trade below $5.00 per share, our common stock is considered a "penny stock" and is subject to SEC rules and regulations, which impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser's written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

        We do not intend to pay dividends in the foreseeable future.

        We have never declared or paid a dividend on our common stock. In addition, the terms of our outstanding Convertible Preferred Shares preclude us from declaring or paying a dividend on our common stock unless a dividend is also declared or paid, as applicable, on our Convertible Preferred Shares. We intend to retain earnings, if any, for use in the operation and expansion of our business and, therefore, do not anticipate paying any dividends on our common stock in the foreseeable future.

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

ITEM 2. DESCRIPTION OF PROPERTY

        We do not own any real estate. We conduct operations from leased premises in Marlborough, Massachusetts (38,000 square feet), Eagan, Minnesota (6,800 square feet), Wall, New Jersey (2,180 square feet) and Winter Park, Florida (900 square feet). We believe that our current facilities are adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

        Prior to our acquisition of PSG in March 2004, PSG had been named as a defendant in a civil action initiated in the Superior Court Department in Hampden County, Commonwealth of Massachusetts by The Vince Group, Inc. ("TVG"). The case has since been removed to the United States District Court for the District of Massachusetts at the request of the Parties. The complaint claims that PSG is obligated to pay a percentage of certain of its revenues to TVG in consideration for a strategic business introduction allegedly made by an agent of TVG. PSG has denied the allegations and filed an answer in the litigation, and as of the date of this report the outcome of the litigation is pending. The claim is for an unspecified amount including actual damages, interest, and attorney's fees. Management believes the claim is without merit and will settle out of court for an amount, which will not have a material adverse affect on our business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders in the fourth quarter of 2004.

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

2004:	High	Low
Quarter ended December 31, 2004	$1.61	$0.74
Quarter ended September 30, 2004	1.43	0.60
Quarter ended June 30, 2004	3.00	1.26
Quarter ended March 31, 2004	1.85	1.03
2003:	High	Low
Quarter ended December 31, 2003	$1.40	$0.53
Quarter ended September 30, 2003	0.59	0.38
Quarter ended June 30, 2003	0.64	0.30
Quarter ended March 31, 2003	0.73	0.35

        The last price of our common stock as reported on the OTC Bulletin Board on March 1, 2005 was $1.34 per share.

Holders

        As of March 1, 2005, the number of stockholders of record of our common stock was 190. Based on broker inquiry conducted in connection with the distribution of proxy solicitation materials in connection with the Company's special meeting of shareholders in 2004, we believe that there are approximately 4,466 beneficial owners of our common stock.

Dividends

        We have not paid any cash dividends to date, and have no intention of paying any cash dividends on our common stock in the foreseeable future. The terms of our outstanding Convertible Preferred Stock preclude us from declaring or paying a dividend on our common stock unless a dividend is also declared or paid, as applicable, on our Convertible Preferred Stock. The declaration and payment of dividends is also subject to the discretion of our Board of Directors and certain limitations imposed under the Delaware General Corporation Law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Recent Sales Of Unregistered Securities.

        (a)   Between December 11, 2003 and March 2, 2004, the Company issued an aggregate of 4,120,345 shares of common stock upon conversion of $2,538,938 principal amount and $551,321 of accrued interest due under our Secured Convertible Note dated November 26, 2001. The shares were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereunder without payment of underwriting discounts or commission to any person.

        (b)   On March 3, 2004, the Company issued 65,000 shares of series C convertible preferred stock to The Shaar Fund Ltd. in exchange for the cancellation of $5,736,232 principal amount of outstanding convertible promissory notes and $763,768 of accrued interest due thereunder. The series C convertible preferred are convertible at the option of the holder into common stock at a conversion price of $.75 per share, subject to certain anti-dilution adjustments. The securities were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereunder, without payment of underwriting discounts or commissions to any person.

        (c)   On March 30, 2004, the Company issued 5,257 shares of series C convertible preferred stock to The Shaar Fund Ltd. in exchange for the cancellation of all of our issued and outstanding shares of series B preferred stock. The series C convertible preferred are convertible at the option of the holder into common stock at a conversion price of $.75 per share, subject to certain anti-dilution adjustments. The securities were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereunder, without payment of underwriting discounts or commissions to any person.

        (d)   On March 30, 2004, the Company issued 18,275 shares of series C convertible preferred stock to The Shaar Fund Ltd. in exchange for the cancellation of $1,777,500 principal amount of outstanding convertible promissory notes and $49,963 of accrued interest due thereunder. The series C convertible preferred are convertible at the option of the holder into common stock at a conversion price of $.75 per share, subject to certain anti-dilution adjustments. The securities were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereunder, without payment of underwriting discounts or commissions to any person.

        (e)   On March 30, 2004, the Company issued an aggregate of 2,422,108 shares of common stock to ten (10) individuals and Harward Investments, Inc. in connection with the Company's acquisition of Public Safety Group, Inc. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

        (f)    On March 31, 2004, the Company issued an aggregate of 8,888,928 shares of common stock and warrants to purchase 4,444,464 shares of common stock to forty-nine (49) accredited investors for aggregate gross proceeds of approximately $12,000,000 in cash. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

        (g)   On April 29, 2004, the Company issued 3,750 shares of series C convertible preferred stock to Thomas J. Colatosti in exchange for the cancellation of $375,000 principal amount of outstanding convertible promissory notes. The series C convertible preferred are convertible at the option of the holder into common stock at a conversion price of $.75 per share, subject to certain anti-dilution adjustments. The securities were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereunder, without payment of underwriting discounts or commissions to any person.

        (h)   In a cashless exchange in July 2004, the Company issued 251,000 shares of common stock in exchange for the cancellation of warrants valued at $96,183. The securities were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereunder, without payment of underwriting discounts or commissions to any person.

        (i)    In July 2004, the Company provided an employee of the Company a seven-year option to purchase 75,000 shares of the Company's common stock at an exercise price of $1.35 per share. The option vests in three annual installments commencing July 1, 2005. The securities were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the

Securities Act pursuant to Section 4(2) thereunder, without payment of underwriting discounts or commissions to any person.

        (j)    In July 2004, the Company issued five-year warrants to purchase an aggregate of 150,000 shares of common stock at an exercise price of $0.97 per share to certain consultants. The warrants shall vest as follows: 50,000 shares immediately, 75,000 shares on July 15, 2005 and 25,000 shares on July 15, 2006. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

        (k)   On September 29, 2004, the Company issued secured convertible term notes in the aggregate principal amount of $5,050,000 and warrants to purchase 1,122,222 shares of common stock at an exercise price of $1.35 per share to Laurus Master Fund, Ltd. and other institutional and accredited investors. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

        (l)    On September 29, 2004, the Company issued secured convertible term notes in the aggregate principal amount of $4,950,000 and warrants to purchase 1,099,997 shares of common stock at an exercise price of $1.35 per share to The Shaar Fund Ltd. and other institutional and accredited investors. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

        (m)  In September 2004, the Company issued an employee a stock option to purchase 200,000 shares of the Company's common stock at an exercise price of $1.05 per share. The option has a term of seven (7) years and vests in three equal annual installments commencing on September 15, 2005. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

        (n)   In September 2004, the Company issued consultants warrants to purchase 620,667 shares of the Company's common stock at an exercise price of $1.55 per share. The warrants have a term of five (5) years and vest immediately. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

        (o)   In October 2004, the Company issued an employee a stock option to purchase 300,000 shares of the Company's common stock at an exercise price of $1.11 per share. The option has a term of seven (7) years and vests in three equal annual installments commencing on October 4, 2005. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

        (p)   In October 2004, the Company issued a director, Richard E. Gaddy, a stock option to purchase 50,000 shares of the Company's common stock at an exercise price of $1.03 per share. The option has a term of seven (7) years and vests in two equal annual installments commencing on October 12, 2005. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the

Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

        (q)   In December 2004 the Company issued a director, John Schoenherr, a stock option to purchase 50,000 shares of the Company's common stock at an exercise price of $1.39 per share. The option has a term of seven (7) years and vests in two equal annual installments commencing on December 27, 2005. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

Convertible Preferred Stock

        In March 2004, we designated 100,000 shares of preferred stock as Series C Convertible Preferred Stock (the "Convertible Preferred Shares"), of which 62,182 are issued and outstanding. When the Company reincorporated in Delaware, the Convertible Preferred Shares were renamed as Series A Convertible Preferred Stock. The following describes the material provisions of the Convertible Preferred Shares which are more fully set forth in the Certificate of Designation on file with the Delaware Secretary of State.

        The Convertible Preferred Shares accrue a cumulative annual dividend of 7% on the $100 face amount of such shares payable June 15 and December 15 each year in shares of common stock. In the event of a liquidation, dissolution or winding up of the Company, the Convertible Preferred Shares have a liquidation preference of $100 per share (plus all accrued and unpaid dividends thereon) prior to any payment or distribution to holders of our common stock. The Convertible Preferred Shares are convertible into common stock at a conversion price of $.75 per share. The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends or reclassifications. Subject to certain exceptions, in the event we issue additional shares of common stock at a purchase price less than the conversion price of the Convertible Preferred Shares, the conversion price shall be lowered to such lesser price. In the event that the average closing bid price of our common stock is less than $1.00 per share for thirty (30) consecutive trading days at any time after March 3, 2007, we will be required to redeem the Convertible Preferred Shares by payment of $100 per share plus all accrued and unpaid dividends due thereon.

        We are required to obtain the consent of the holders of a majority of the Convertible Preferred Shares in order to, among other things, issue any shares of preferred stock that are equal to or have a preference over the Convertible Preferred Shares or issue any shares of preferred stock, rights, options, warrants, or any other securities convertible into common stock of the Company, other than those issued to employees of the Company in the ordinary course of their employment or to consultants or other persons providing services to the Company so long as such issuances do not exceed 500,000 shares of common stock. We are also required to obtain such consent in order to, among other things, complete a sale or other disposition of any material assets, complete an acquisition of a material amount of assets, engage in a merger, reorganization or consolidation, or incur or guaranty any indebtedness in excess of $50,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the section captioned "RISK FACTORS" in Item 1 and elsewhere in this Report. The following should be read in conjunction with our audited financial statements included elsewhere herein.

OVERVIEW

        We develop and market proprietary fingerprint identification biometric technology and software solutions. We also deliver advanced identification solutions and information services to law enforcement departments, public safety agencies and other government and private sector customers. Our mobile wireless technology provides first responders with critical, reliable, real-time data and images from local, state and national databases.

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

        Since our inception in 1993, we have spent substantial time and effort in completing the development of what we believe is the most discriminating and effective finger biometric technology available. During the past two years, our focus has shifted to marketing and selling this technology and completing strategic acquisitions that can help us leverage our capability to deliver identification solutions. We have built a direct sale force of professionals with substantial experience in selling technology solutions to government and corporate customers. We expect to continue to add additional qualified personnel in 2005.

        On March 30, 2004, we acquired all of the outstanding capital stock of Public Safety Group, Inc., a privately-held provider of wireless solutions for law enforcement and public safety markets based in Winter Park, Florida, in exchange for an aggregate of 2,422,108 shares of our common stock, $500,000 in cash, and our assumption of $600,000 in aggregate net liabilities of PSG. The acquisition was completed pursuant to the terms of an agreement and plan of merger by and among the Company, BIO-Key Acquisition Corp., a wholly-owned subsidiary of the Company, PSG and all of the shareholders of PSG. As a result of this transaction, PSG became a wholly-owned subsidiary of the Company.

        On March 31, 2004, we completed a private placement equity offering that resulted in approximately $12,000,000 in gross proceeds to the Company.

        As more fully described in Proxy Statement filed on July 21, 2004 with the Securities and Exchange Commission, we are actively pursuing strategic acquisitions that are expected to be accretive to operating results. To enable us to respond rapidly to acquisition opportunities, and to meet other future needs that could arise, we have obtained shareholder approval to raise the number of shares of common stock that we are authorized to issue from 60 million to 85 million. In that regard, on September 30, 2004, we completed our acquisition of the Mobile Government Division from Aether Systems Inc. Pursuant to the Asset Purchase Agreement dated as of August 16, 2004 by and among the Company, Aether, Cerulean Technology, Inc. and SunPro, Inc., the Company paid Aether a purchase price of $10,000,000 in cash, subject to post-closing adjustments to reflect changes in Aether Mobile Government's working capital and cash flows since June 30, 2004. Post—closing working capital adjustments resulted in an additional payment by the Company of $341,878 in December 2004. In connection with this acquisition, the Company issued a subordinated secured promissory note to Aether in the face amount of $6,884,588 (the "Aether Note"). The Aether Note evidences a contingent reimbursement obligation of the Company to Aether and a surety fee payable by the Company to Aether, in each case with respect to a letter of credit maintained by Aether for the Company's benefit in connection with the acquisition. The Company's obligations under the Aether Note are secured by a security interest granted to Aether in all or substantially all of the Company's assets, subordinate to the security interest described in the "Long-Term Obligations" footnote to this report.

        Aether Mobile Government provides wireless data solutions for use by public safety organizations, primarily state and local police, fire and rescue and emergency medical services organizations, that enable such organizations to access law enforcement databases to validate identities and obtain suspect information. Its public safety solutions are integrated into fifty (50) different state databases, as well as local and federal databases, and its products deliver real-time information in seconds, without the need for human dispatchers or other resources.

        On September 29, 2004, we entered into a securities purchase agreement with certain institutional and accredited investors. Under this agreement, the Company issued secured convertible term notes in the aggregate principal amount of $5,050,000, convertible into common stock of the Company in certain circumstances at $1.35 per share, and issued warrants to purchase an aggregate of 1,122,222 shares of our common stock at an exercise price of $1.55 per share. The Company's obligations under these financing documents are secured by a security interest in all or substantially all of the Company's assets. Also on September 29, 2004, we entered into a separate securities purchase agreement with existing shareholders of the Company and other accredited investors. Under this agreement, the Company issued unsecured convertible term notes in the aggregate principal amount of $4,950,000, convertible into common stock of the Company in certain circumstances at $1.35 per share, and issued warrants to purchase an aggregate of 1,099,997 shares of our common stock at an exercise price of $1.55 per share. The proceeds from each of these transactions were used in part to finance a portion of the Company's acquisition of Aether Mobile Government and will be used in part for working capital purposes.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 AS COMPARED TO YEAR ENDED DECEMBER 31, 2003

Revenues

        License fees and other, which principally includes software license fees and hardware sales, were approximately $2,207,000 during 2004 as compared to approximately $513,000 during 2003. Service, which includes maintenance, technical support and other professional services, was approximately $3,351,000 during 2004 as compared to approximately $11,000 in 2003. The revenue increases in each case are attributed to the additional revenue from acquired businesses in 2004, particularly the revenue generated from AMG in the fourth quarter.

        During the fourth quarter of 2004, the Company conducted a review of its contracts with certain development stage companies and decided to reduce previously recorded revenue from those customers until payment is received. These adjustments totaled approximately $300,000.

Costs and Other Expenses

        Cost of license fees and other were approximately $890,000 in 2004 as compared with approximately $87,000 in 2003. These costs consist primarily of third party royalties and third party hardware incurred in conjunction with the AMG license revenue.

        Cost of services was approximately $1,174,000 in 2004 as compared to $1,694 in 2003. These costs consist primarily of personnel expenses related to the cost of maintenance, customization, consulting and support.

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased to approximately $7,096,000 in 2004 from approximately $2,118,000 in 2003. Approximately $3,217,000 of this increase is due to expenses associated directly with acquired businesses and approximately $1,761,000 is attributed to the Company's additional 2004 spending to enhance its sales and marketing capabilities.

        Research and Development.    Research and development expenses increased to approximately $2,980,000 in 2004 from approximately $1,037,000 in 2003. Approximately $1,558,000 of this increase is due to expenses associated directly with acquired businesses and approximately $385,000 is attributed to the Company's additional 2004 spending for research and development.

        Interest Expense.    Interest expense decreased by about $443,000 to approximately $667,000 in 2004. The decrease in 2004 interest expense resulted from the Company having a lower average balance of outstanding debt in 2004. During 2004, the Company had $10 million in debt outstanding during the first and fourth quarters only. In 2003 the Company had approximately $10 million in debt outstanding for the entire year. The 2004 interest expense includes $120,000 primarily in non-cash amortization of warrants issued in connection with the Company's September 29, 2004 issuance of $10 million of convertible notes.

YEAR ENDED DECEMBER 31, 2003 AS COMPARED TO YEAR ENDED DECEMBER 31, 2002:

Revenues

        We generated license and other revenues of approximately $513,000 during 2003 as compared to approximately $135,000 during 2002 and service revenue of approximately $11,000 during 2003 as compared to approximately $21,000 in 2002.

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

        Interest Expense.    Interest expense decreased approximately $53,000 to approximately $1,110,000 in 2003 as compared to approximately $1,163,000 in 2002. The decrease was due to a net decrease during 2003 of the amortization of discounts applicable to convertible debt issued during 2001 arising from the warrants issued with such convertible debt and the beneficial conversion features of such debt. During 2003 we converted $6.5 million of long term debt and accrued interest into convertible preferred stock.

Net Operating Loss Carryforwards

        As of December 31, 2004, we had federal net operating loss carryforwards of approximately $32,501,000. The carryforwards expire between 2011 and 2024. Such net operating carryforwards are limited in the future in the event of a change in ownership of the Company as defined in the Internal Revenue Code.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities during 2004 was approximately $5,645,000 and was principally due to cash operating losses. The operating losses were primarily funded by the excess of proceeds from the sale of common stock, secured convertible notes, and cash on hand at December 31, 2003 over cash used to acquire PSG and AMG and to provide security deposits to support leases and performance contracts.

        Net cash used in investing activities in 2004 was approximately $15,130,000, which included, among other things, payments for acquisitions of $10,931,000, security deposits of $2,761,000 and net purchases of marketable securities of approximately $967,000.

        Net cash provided by financing activities in 2004 was approximately $20,718,000, which included proceeds from the issuance of common stock of approximately $11,249,000 and net issuance of long term obligations of $10,165,000. Payments in connection with financing activities approximated $698,000.

        Working capital, was negative by approximately $3,016,000 at December 31, 2004, representing a decline of approximately $5,101,000 from the prior year. Capital expenditures were approximately $275,000 in 2004.

        Since January 7, 1993 (date of inception), our capital needs have been principally met through proceeds from the sale of equity and debt securities. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

        On October 31, 2003, we entered into an amendment to the January 27, 2003 note purchase agreement with The Shaar Fund Ltd. ("Investor") to provide up to $2,500,000 of additional financing pursuant to the terms of a secured promissory note (the "Secured Note"). Of this amount, $600,000 was advanced at closing and $1,900,000 was funded between December 3, 2003 and March 29, 2004. The Secured Note was due October 1, 2005, secured by substantially all of our assets including our intellectual property, accrued interest at the rate of 7% per annum payable on maturity, and may be prepaid without penalty. The principal amount and accrued interest was convertible at the option of the Investor into either shares of our common stock at a conversion price of $.75 per share or shares of our Convertible Preferred Shares at a conversion price of $100 per share. The Secured Note also provided that in the event we completed a private placement of our equity securities resulting in gross proceeds in excess of $5,000,000 on or before June 30, 2004, some or all of the principal and accrued interest shall, at the option of the Investor, be either converted into such equity securities at a conversion price equal to the sale price of such securities or repaid in cash. Upon the closing of our private placement equity offering in 2003, the Investor elected to convert $347,500 of the principal amount of the Secured Note into shares of our common stock and warrants to purchase shares of our common stock, each issued to the Investor in connection with such private placement.

        Pursuant to a recapitalization transaction completed on March 3, 2004, all existing promissory notes payable to the Investor, other than the Secured Note, together with all accrued and unpaid interest due thereon (approximately $6,500,000) were cancelled and converted into 65,000 Convertible Preferred Shares. Convertible Preferred Shares are convertible into common stock at a conversion price of $.75 per share. In the event that the average closing bid price of our common stock is less than $1.00 per share for thirty (30) consecutive days at any time after March 3, 2007, we will be required to redeem the Convertible Preferred Shares at a redemption price of $100 per share plus all accrued and unpaid dividends due thereon. In connection with the recapitalization transaction, the Investor sold $375,000 of the principal amount of the Secured Note to Thomas J. Colatosti, our Chairman of the Board of Directors.

        On March 30, 2004, the Investor elected to convert $1,827,463 of principal and accrued interest due under the Secured Note into 18,275 Convertible Preferred Shares. Also on March 30, 2004, the

Investor elected to exchange all of the issued and outstanding shares of our series B preferred stock and accrued and unpaid dividends thereon and all accrued and unpaid interest on such dividends into 5,257 additional Convertible Preferred Shares. On April 29, 2004, Mr. Colatosti elected to convert $375,000 of the principal amount of the Secured Note into 3,750 Convertible Preferred Shares. As a result of these conversions, as of the date of this report, we have no outstanding indebtedness other than as described in the Long Term Obligations footnote of this annual report and current liabilities.

        Between April 7, 2004 and June 21, 2004, we issued an aggregate of 2,237,198 shares of common stock upon conversion of 16,600 shares of the Company's Series C 7% Convertible Preferred Stock and $17,898 of dividends due thereon to the Shaar Fund.

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

        On March 30, 2004, we completed the acquisition of PSG in exchange for an aggregate of 2,416,108 shares of our common stock, $500,000 in cash, and our assumption of $600,000 in net liabilities of PSG. Any liability or obligation of PSG in excess of such $600,000 limitation shall remain the liability or obligation of the former shareholders of PSG. In connection with this acquisition, we also issued 6,000 shares of our common stock to Harward Investments, Inc. ("Harward") pursuant to an arrangement involving the discharge of certain outstanding debt obligations of PSG to Harward as of March 30, 2004.

        Additional earnout consideration, determined as a proportion of qualified revenues, as defined, attained by the acquired business during fiscal years 2004 and 2005, may be paid to the former shareholders of PSG. During 2004, the PSG earnout was $43,635. During 2005, earnout consideration, if any, will be paid at the following rates: Ten percent (10%) of all 2005 Qualifying Revenue equal to or greater than $7 million but less than $10 million; and Twenty percent (20%) of all 2005 Qualifying Revenue equal to or greater than $10 million. "Qualifying Revenue" means all license, services and maintenance fees recognized by the Company, which are generated by the Products, as defined (or any improvements thereto) in the public sector division of the Company, plus any revenues generated by the Products through other divisions or subsidiaries of the Company, as determined in accordance with generally accepted accounting principles. We will make payments of such additional consideration on the last day of the month following each month in which the acquired business achieves specified revenue milestones during fiscal years 2004 and 2005. Such payments will be made in cash, unless the aggregate amount of earnout consideration exceeds sixty percent (60%) of the aggregate consideration we paid in the merger transaction. Any such excess amounts will be paid in shares of our common stock priced as of two (2) days prior to the date on which any earnout payment becomes due.

        On September 30, 2004, we completed our acquisition of Aether Mobil Government. Pursuant to the Asset Purchase Agreement dated as of August 16, 2004 by and among the Company, Aether, Cerulean Technology, Inc. and SunPro, Inc., the Company paid Aether a purchase price of $10,000,000 in cash, subject to post-closing adjustments to reflect changes in Aether Mobile Government's working capital since June 30, 2004. In connection with this acquisition, the Company issued a Subordinated Secured Promissory Note to Aether in the face amount of $6,884,588 (the "Aether Note"). The Aether Note evidences a contingent reimbursement obligation of the Company to Aether and a surety fee payable by the Company to Aether, in each case with respect to a letter of credit maintained by Aether for the Company's benefit in connection with the acquisition. The Company's obligations under the Aether Note are secured by a security interest granted to Aether in all or substantially all of the

Company's assets, subordinate to the security interest described in the "Long-Term Obligations" footnote of this report below.

        On September 29, 2004, we entered into a Securities Purchase Agreement (the "Senior Purchase Agreement") with Laurus Master Fund, Ltd. ("Laurus") and certain other institutional and accredited investors (together with Laurus, the "Senior Investors"). Under the Senior Purchase Agreement, the Company issued secured convertible term notes (the "Senior Convertible Notes") in the aggregate principal amount of $5,050,000, convertible into common stock of the Company in certain circumstances at $1.35 per share, and issued warrants (the "Senior Warrants") to purchase an aggregate of 1,122,222 shares of our common stock at an exercise price of $1.55 per share. The proceeds from this transaction were used to finance in part the Company's acquisition of Aether Mobile Government. The Company's obligations under the Senior Purchase Agreement, the Senior Convertible Notes and the Senior Warrants are secured by a security interest in all or substantially all of the Company's assets.

        Also on September 29, 2004, we entered into a Securities Purchase Agreement (the "Subordinated Purchase Agreement") with the Investor and other existing shareholders of the Company and accredited investors (collectively, the "Subordinated Investors"). Under the Subordinated Purchase Agreement, the Company issued unsecured convertible term notes (the "Subordinated Convertible Notes") in the aggregate principal amount of $4,950,000, convertible into common stock of the Company in certain circumstances at $1.35 per share, and issued warrants (the "Subordinated Warrants") to purchase an aggregate of 1,099,997 shares of our common stock at an exercise price of $1.55 per share. The proceeds from this transaction were used in part to finance a portion of the Company's acquisition of Aether Mobile Government and will be used in part for working capital purposes. Please see the Long Term Obligations footnote to this annual report for a more complete description of the transactions consummated in connection with the Senior Purchase Agreement and the Subordinated Purchase Agreement.

        Our future liquidity and capital requirements will depend upon numerous factors, including:

  •
  our ability to license our technology to original equipment manufacturers, systems integrators and application developers;

  •
  our ability to successfully integrate PSG's and Aether Mobile Government's technology and customer relationships into our current business plan;

  •
  the costs and timing of product development efforts and the success of these efforts;

  •
  our ability to maintain and grow quality customer base; and

  •
  biometric technology market developments.

        As of April 6, 2005, we had cash resources of approximately $1.1 million and $7.9 million of convertible debt as described in the "Long-Term Obligations" footnote of this report below. We currently require approximately $1.8 million per month to conduct our operations. During the fourth quarter of 2004, we generated approximately $4.4 million of revenue and expect to continue to generate increasing revenue from existing and new relationships during 2005.

        We may need to obtain additional funding to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. Due to, among other factors, our history of losses and limited revenue, our independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2004 as to the substantial doubt about our ability to continue as a going concern. Our long-term viability and growth will depend upon the successful commercialization of our technologies and our ability to obtain adequate financing. To the extent that we require such additional financing, no assurance can be given that any form of additional financing will be available on terms acceptable to us, that adequate financing will be obtained to meet our needs, or that such financing would not be dilutive to existing stockholders. If available financing is insufficient or unavailable or we fail to continue to generate meaningful revenue, we may be required to further reduce operating expenses, delay the expansion of operations, or be unable to pursue merger or acquisition candidates.

CRITICAL ACCOUNTING POLICIES

  The Company believes the following represent its critical accounting policies:

        Revenue recognition.    Revenues from software licensing are recognized in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9. Accordingly, revenue from software licensing is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

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

        Revenue from licensing software which requires significant customization and modification is recognized using the percentage of completion method, based on the hours of effort incurred by the company in relation to the total estimated hours to complete. In instances where third party hardware, software or services form a significant portion of a customer's contract, the company recognizes revenue for the element of software customization by the percentage of completion method described above. Third party hardware, software, and services are recognized upon shipment or acceptance as appropriate. If the company makes different judgments or utilizes different estimates of the total amount of work expected to be required to customize or modify the software, the timing and revenue recognition, from period to period, and the margins on the project in the reporting period, may differ materially from amounts reported. Revenues earned but not yet billed are shown as an asset in Costs and Earnings in Excess of Billings in the balance sheet. Billings in excess of cost and earnings are reflected as a liability in the balance sheet. Anticipated contract losses are recognized as soon as they become known and are estimable.

        Service Revenues:    Revenues from services are comprised of maintenance, consulting and implementation services. Maintenance revenues include providing for unspecified when-and-if available product updates and customer telephone support services and are recognized ratably over the term of the service period. Consulting services are generally sold on a time-and-materials basis and include a range of services including installation of software and assisting in the design of interfaces to allow the software to operate in customized environments. Services are generally separable from other elements under the arrangement since performance of the services are not essential to the functionality of any other element of the transaction and are described in the contract such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services. Revenues from services are generally recognized as the services are performed.

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

        Accounts Receivable.    Accounts receivable billed and unbilled are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

        Accounting for Acquisitions.    We have completed our acquisitions of PSG and AMG. These acquisitions have been accounted for under the purchase method of accounting, which has resulted in recording significant goodwill and other intangible asset balances. The purchase prices have been allocated to assets acquired and liabilities assumed at their estimated fair values on the date of the acquisitions, as determined by management, and by appraisals with respect to identifiable intangible assets. Our accounting for these acquisitions involves significant judgments and estimates regarding fair values of acquired intangible assets, which are based on projections of future revenues and cash flows, assumptions regarding discount factors, royalty rates, tax rates, amortization methodologies and related useful lives. The developed technology (software), copyrighted software, marketing agreements, customer relationships and trademarks were valued using the income approach and are being amortized on a straight line basis over their estimated useful lives, which range from 5 to 7 years.

        Valuation of Long-Lived Tangible and Intangible Assets and Goodwill.    Our long-lived tangible assets are fixed assets. As a result of our acquisitions, we have significant long-lived intangible assets and goodwill, which are susceptible to valuation adjustments as a result changes in various factors or conditions. The intangible assets are developed technology (software), copyrighted software, marketing agreements, customer relationships and trademarks which are amortized over their estimated useful lives on a straight line basis. Goodwill is not amortized.

        We assess the potential impairment of intangible assets and fixed assets whenever changes in circumstances indicate the carrying value may not be recoverable. Some indicators of impairment include; significant underperformance relative to historical or projected future operating results, significant changes in the manner of or use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant decline in our stock price for a sustained period and a decline in our market capitalization below net book value.

        Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142") requires goodwill to be tested for impairment using a two—step process. The first step compares the fair value of the reporting unit with the unit's carrying amount, including goodwill. When the carrying amount of the reporting unit is greater than the unit's implied fair value, the unit's goodwill may be impaired, and the second step must be completed to measure the amount of impairment charge, if any. In this step, if the carrying amount is greater than the reporting unit's implied fair value, the carrying amount must be written down to its implied fair value. We operate in two reporting units; PSG and AMG. Goodwill is required to be tested for impairment at least annually, or more frequently when events and circumstances indicate that recorded goodwill might be impaired. We performed the goodwill assessment of PSG during the fourth quarter of 2004 and determined there was no impairment. As provided by SFAS No. 142, the Company has elected to perform the annual assessment of the carrying value of all goodwill as of August 1 each year. Factors we consider to be indicators of impairment include; significant underperformance relative to historical or projected future operating results, significant negative industry or economic trends, significant decline in our stock price for a sustained period and a decline in our market capitalization below net book value.

RECENT ACCOUNTING PRONOUNCEMENTS.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R) . This statement replaces SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The pro-forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. For the Company, SFAS 123R is effective for periods beginning after December 15, 2005. We plan to adopt SFAS 123R on January 1, 2006 using the modified prospective application method described in the statement. Under the modified prospective application method, we will apply the standard to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the unvested portion of awards outstanding as of the required effective date will be recognized as compensation expense as the requisite service is rendered after the required effective date. We are evaluating the impact of adopting SFAS 123R and expect that we will record substantial non-cash stock compensation expenses. The adoption of SFAS 123R is not expected to have a significant effect on cash flows but is expected to have a significant adverse effect on our results of operations. The future impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend upon the levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss attributable to common stockholders included in the Stockholders' Equity footnote.

ITEM 7. FINANCIAL STATEMENTS

        See Financial Statements appearing at pages 44-79 of this Report.

ITEM 8A. CONTROLS AND PROCEDURES

        An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") was carried out by us under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting identified in connection with that evaluation that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The following sets forth certain information about each director and executive officer of the Company.

NAME	AGE	POSITIONS HELD
Thomas J. Colatosti	57	Chairman of the Board of Directors
Michael W. DePasquale	50	Chief Executive Officer and Director
Richard E. Gaddy	60	Director
Jeffrey J. May	45	Director
Charles P. Romeo(a)	63	Director
John Schoenherr	52	Director
Randy Fodero	46	Senior Vice President of Sales and Marketing
Kenneth S. Souza	50	Senior Vice President and Chief Technology Officer

(a)
From April 2004 to February 2005, Mr.Romeo was employed by the Company.

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

        RICHARD E. GADDY has served as a Director of the Company since October 12, 2004. Mr. Gaddy has a been a Vice President of Unisys Corporation for over five years and he currently serves as Vice President, Public Sector South. Mr. Gaddy is a 33-year veteran of the computer and information technology industry. His career with Unisys includes a number of sales and business management positions.

        CHARLES P. ROMEO has served as a director of the Company since February 28, 2005 and from January 29, 2003 to April 19, 2004. From April 2004 until February 2005, he served as Vice President of Sales, Public Safety Division of the Company. From September 2002 until April 2004 Mr. Romeo has served as the President and Chief Executive Officer of FreedomBridge Technologies, Inc., a Rhode Island based consulting firm to technology companies in the homeland security industry specializing in implementing direct and channel selling programs, strategic alliances and partnerships in the law enforcement market. Prior to founding FreeedomBridge, Mr. Romeo had a 33 year sales and marketing management career with Digital Equipment Corporation, Compaq Computer Corporation and Hewlett Packard. During his career, Mr. Romeo served as Vice President of Service Sales for a $500 million business unit, and Director of Public Sector Sales, a $275 million division of Hewlett Packard. Mr. Romeo authored The Sales Manager's Troubleshooter, Prentice Hall 1998, which was named as one of the "top 10 must reads" by Sales and Marketing Magazine. Mr. Romeo earned a Bachelor of Science degree in Mathematics and Economics from the University of Massachusetts and an Executive MBA from Babson College.

        JOHN SCHOENHERR has served as a Director of the Company since December 30, 2004. Mr. Schoenherr serves as Vice President of Corporate Performance Management for Oracle Corporation, and has served as an Oracle Vice President for over five years. Mr. Schoenherr has over 25 years of experience in the area of business intelligence. His career includes a number of product development and management positions.

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

        KENNETH S. SOUZA has served as Senior Vice President and Chief Technology Officer of the Company since October 4, 2004. Prior to joining the Company, Mr. Souza was Vice President of Industry Solutions for EMC Corporation. Prior to joining EMC, he was Vice President for e-Commerce Enterprise Systems Solutions for Compaq Computer Corporation. His 25-year technology and market career includes serving in a number of executive positions with Digital Equipment Corporation including Vice President Worldwide Solutions Services and Training, and Director of Workstations Marketing. In the early 1980's, Mr. Souza held technical sales management positions with Hewlett Packard and Burroughs. Mr. Souza also held executive positions with a venture funded MRP software company.

Directors' Terms of Office

        Mr. May was initially elected to serve as a director in 2001, and was re-elected in 2004. Mr. Colatosti was initially elected to serve as a director in 2002, and was re-elected in 2004. Mr. DePasquale was initially elected as a director in 2003, and was re-elected in 2004. Mr. Gaddy and Mr. Schoenherr were each initially elected as a director in 2004. Mr. Romeo was initially elected as a director in 2005. Each such director was elected to serve until the Company's next annual meeting or until his successor is duly elected and qualified in accordance with the By-laws of the Company.

Board of Directors and Audit Committee Financial Expert

        All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

        The Audit Committee is comprised of Richard E. Gaddy and Jeffrey J. May, who may not qualify as "financial experts" under the rule adopted by the Securities and Exchange Commission. However, the Board believes that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. Additionally, the Audit Committee has the ability on its own to retain independent accountants or consultants whenever it deems appropriate.

Directors Compensation

        Directors who are also officers of the Company receive no additional compensation for serving on the Board of Directors, other than reimbursement of reasonable expenses incurred in attending meetings. The Company's 1996 stock incentive plan provides for the grant of options to purchase 50,000 shares of common stock to each non-employee director upon first being elected or appointed to the Board of Directors. The Company's current policy is to issue options to purchase 50,000 shares of common stock to each non-employee director on an annual basis.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the U.S. Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors and persons who own more than ten percent (10%) of the Company's Common Stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Such officers, directors and ten percent (10%) stockholders are also required by applicable SEC rules to furnish the Company with copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on its review of the copies of such forms received by it, or written representations from such persons that no other reports were required for such persons, the Company believes that during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to the Company's officers, directors and ten percent (10%) stockholders were satisfied in a timely fashion except that Mr. Schoenherr did not timely file Form 3 and Form 4 in connection with his acquisition of options to purchase 50,000 shares of the Company's common stock upon his appointment to the board of directors.

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

ITEM 10. EXECUTIVE COMPENSATION

        The following table sets forth a summary of the compensation paid to or accrued by our chief executive officer and all of our other executive officers as of December 31, 2004 (the "named executive officers") for each of the fiscal years ended December 31, 2002, 2003 and 2004:

SUMMARY COMPENSATION TABLE

Long Term Compensation
Annual Compensation
Payouts
Awards Securities Underlying Options/SARs
	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award		LTIP Payouts	All Other
Michael W. DePasquale (1) Chief Executive Officer	2004 2003	210,000 148,943	35,000 25,000	— —	— —	— 1,080,000	— —	— —
Randy Fodero (2) Senior Vice President Sales and Marketing	2004 2003	150,000 111,837	— 10,000	47,674 —	— —	— 600,000	— —	— —
Kenneth S. Souza (3) Senior Vice President and Chief Technology Officer	2004 2003	50,000 —	19,000 —	— —	— —	300,000 —	— —	— —

(1)
Mr. DePasquale became employed as our Chief Executive Officer on January 3, 2003.

(2)
Mr. Fodero became an executive officer of the Company on July 18, 2003.

(3)
Mr. Souza became an executive officer of the Company on October 4, 2004.

OPTION GRANTS IN YEAR ENDED DECEMBER 31, 2004

        The following table sets forth all options granted during the year ended December 31, 2004 to each of the named executive officers.

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price $/Share	Expiration Date
Kenneth S. Souza	300,000	11.2%	$1.05	09/15/2011

Options vested in three (3) annual installments commencing September 15, 2005.

AGGREGATED OPTION EXERCISES IN THE YEAR ENDED
DECEMBER 31, 2004 AND FISCAL YEAR-END OPTION VALUE

        The following table sets forth for each named executive officer, information regarding stock options exercised by such officer during the year ended December 31, 2004, together with the number and value of stock options held at December 31, 2004, each on an aggregated basis.

Name	Number Of Shares Acquired On Exercise	Value Realized	Number Of Unexercised Options At Fiscal Year-End Exercisable/ Unexercisable(#)	Value Of Unexercised In-The-Money Options At Fiscal Year-End Exercisable/ Unexercisable($)(1)
Michael W. DePasquale	—	—	757,500/322,500	597,875/83,850
Randy Fodero	—	—	190,909/409,091	227,182/207,818
Kenneth S. Souza			0/300,000	0/159,000

(1)
The last sales price of the Company's Common Stock as reported on the OTC Bulletin Board on December 31, 2004 was $1.58.

Employment Agreements

        MICHAEL W. DEPASQUALE.    On January 3, 2003, the Company entered into a two-year employment agreement with Michael W. DePasquale to serve as the Chief Executive Officer of the Company at an annual base salary of $150,000 subject to adjustment by the Board of Directors. The employment agreement also provides for an annual bonus of options to purchase up to 500,000 shares of Company common stock payable at the discretion of the Board of Directors. The base salary was adjusted to $216,000 for 2004. The quarterly performance bonus benchmarks for 2004 were also adjusted to provide for payment of the $37,500 quarterly bonus upon achieving gross revenue of: $500,000, $750,000, $1,000,000 and $1,250,000 during the first, second, third and fourth calendar quarters of 2004, respectively. Additional performance bonuses of $50,000 upon achieving annual gross revenue of at least $4,000,000 and $50,000 upon the Company reporting operating profit during 2004 were also included for 2004.

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

        KENNETH S. SOUZA.    In connection with his appointment as Senior Vice President and Chief Technology Officer of the Company on October 4, 2004, we entered into a one (1) year employment agreement with Kenneth S. Souza. The employment agreement provides for an annual base salary of $200,000 and a performance bonus in the amount of up to $76,000 payable upon achievement of certain performance criteria. Unless notice of non-renewal is provided to Mr. Souza at least two months prior to the end of the term, the employment agreement automatically renews for successive one year terms. In the event that Mr. Souza is terminated without cause, Mr. Souza will receive severance payment equal to his base salary for the greater of 6 months and that number of months remaining until the end of the term. The employment agreement contains standard and customary confidentiality, non-compete and work made for hire provisions.

        Upon execution of the employment agreement, we issued to Mr. Souza a stock option to purchase 300,000 shares of our common stock at an exercise price of $1.11 per share, the last sale price of our common stock as reported on the OTC Bulletin Board on the date of grant. The option has a term of seven (7) years and vests in three equal annual installments commencing on October 4, 2005. Upon completion of one (1) year of service, Mr. Souza shall be eligible to receive a stock option to purchase up to an additional 300,000 shares of Company stock based upon his performance as determined by the Company in its sole discretion.

Change in Control Provisions

        The Company's 1996 Stock Option Plan (as amended to date, the "1996 Plan"), 1999 Stock Option Plan and 2004 Stock Incentive Plan (the "1999 Plan" and together with the 1996 Plan and 2004 Plan, the "Plans") provide for the acceleration of the vesting of unvested options upon a "Change in Control" of the Company. A Change in Control is defined in the Plans to include (i) a sale or transfer of substantially all of the Company's assets; (ii) the dissolution or liquidation of the Company; (iii) a merger or consolidation to which the Company is a party and after which the prior shareholders of the Company hold less than 50% of the combined voting power of the surviving corporation's outstanding securities; (iv) the incumbent directors cease to constitute at least a majority of the Board of Directors; or (v) a change in control of the Company which would otherwise be reportable under Section 13 or 15(d) of the Exchange Act.

        In the event of a "Change In Control" each Plan provides for the immediate vesting of all options issued thereunder. The 1999 Plan provides for the Company to deliver written notice to each optionee under the 1999 Plan fifteen (15) days prior to the occurrence of a Change In Control during which all options issued under the 1999 Plan may be exercised. Thereafter, all options issued under the 1999 Plan which are neither assumed or substituted in connection with such transaction, automatically expire unless otherwise determined by the Board. The 1996 Plan provides for all options to remain exercisable for the remainder of their respective terms and permits the Company to make a cash payment to any or all optionees equal to the difference between the exercise price of any or all such options and the fair market value of the Company's common stock immediately prior to the Change In Control. The 2004 Plan enables the Board to provide that all outstanding options be assumed, or equivalent options be substituted by the acquiring or succeeding corporation upon the occurrence of a "Reorganization Event" as defined. If such Reorganization Event also constitutes a Change in Control, then such assumed or substituted options shall be immediately exercisable in full. If the acquiring or succeeding corporation does not agree to assume, or substitute for such options, then the Board, upon written notice to the Participants, may provide that all unexercised options become exercisable in full as of a specified time prior to the Reorganization Event and terminate prior to the consummation of the Reorganization Event. Alternatively, if under the terms and conditions of the Reorganization Event, holders of common stock will receive a cash payment for their shares, then the Board may provide that all Participants receive a cash payment equal to the difference between the Acquisition Price and the Option Price multiplied by the number of options held by such Participants.

        Options issued to executive officers outside of the Plans contain change in control provisions substantially similar to those contained in the 1999 Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of March 1, 2005, information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than five percent (5%) of the Company's outstanding common stock. The following table also sets forth, as of such date, the beneficial ownership of the Company's common stock by all officers and directors, individually and as a group. Unless otherwise indicated, the address of each person listed below is c/o BIO-key International, Inc., 3349 Highway 138, Building D, Suite B, Wall, NJ 07719

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(1)
Thomas J. Colatosti	1,055,000	(2)	2.4%
Michael W. DePasquale	1,100,000	(3)	2.5%
Francis J. Cusick	—	(4)	*
Richard E. Gaddy	—	(5)	*
Jeffrey May	250,000	(6)	*
Charles P. Romeo	216,660	(7)	*
John Schoenherr	—	(5)	*
Randy Fodero	338,676	(8)	*
Kenneth S. Souza	—	(9)	*
Kingdon Capital Management, LLC	2,621,112		6.1%
152 West 57th Street 50th Floor New York, NY 10019
All officers and directors as a group (9) persons	2,760,336		6.8%

*
Less than 1%

(1)
The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations promulgated under the Securities Exchange Act of 1934 and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as, other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 43,266,032 shares of common stock outstanding as of March 1, 2005.

(2)
Includes 550,000 shares assumable upon exercise of options and 500,000 shares issuable upon conversion of series A preferred stock.

(3)
Includes 1,080,000 shares issuable upon exercise of options.

(4)
Does not include 200,000 shares issuable upon exercise of options subject to vesting.

(5)
Does not include 50,000 shares issuable upon exercise of options subject to vesting.

(6)
Consists of shares issuable upon exercise of options.

(7)
Includes 216,660 shares issuable upon exercise of options. Does not include 183,340 shares issuable upon exercise of options subject to vesting.

(8)
Includes 318,176 shares issuable upon exercise of options. Also includes 20,500 shares owned by Mr. Fodero's minor children. Mr. Fodero disclaims beneficial ownership of those shares. Does not include 281,818 shares issuable upon exercise of options subject to vesting.

(9)
Does not include 300,000 shares issuable upon exercise of options subject to vesting.

        The following table sets forth, as of December 31, 2004, information with respect to securities authorized for issuance under equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	231,380	$0.6045	174,620
Equity compensation plans not approved by security holders	7,294,669	$0.9506	2,669,588
Total	7,526,049	$0.9399	2,844,208

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

        As of December 31, 2004, there were outstanding options under the 1999 Plan to purchase 1,176,669 shares of common stock, and options to purchase an aggregate of 629,588 shares were available for future grants.

        On October 12, 2004,the Board of Directors of the Company approved the 2004 Stock Option Plan (the 2004 Plan). The 2004 Plan has not yet been presented to stockholders for approval and thus incentive stock options are not available under this plan. Under the terms of this plan, 4,000,000 shares of common stock are reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 85% of fair market value. The term of stock options granted may not exceed ten years. Options issued under the 2004 Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined, all options outstanding vest immediately. The 2004 Plan terminates in October 2014.

        As of December 31, 2004, there were outstanding options under the 2004 Plan to purchase 1,960,000 shares of common stock, and options to purchase an aggregate of 2,040,000 shares were available for future grants.

        In addition to options issued under the 1999 and 2004 Plans, the Company has issued options and warrants to employees, officers, directors and consultants to purchase an aggregate of 7,884,047 shares of common stock. The terms of these options are substantially similar to the provisions of the 1999 Plan and options issued thereunder.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Employment Arrangements

        The Company has entered into employment agreements with Michael W. DePasquale and Kenneth S. Souza. See "EXECUTIVE COMPENSATION—Employment Agreements."

Options Granted to Executive Officers and Directors

        During 2002, the Company issued options to purchase 200,000 shares of common stock to Thomas J. Colatosti upon his appointment as a director of the Company. During 2003 and 2004, the Company issued options to purchase an aggregate of 2,180,000 and 400,000 shares, respectively of common stock to its officers and directors. The options were issued at exercise prices equal to the last sales price of the Company's common stock as reported on the OTC Bulletin Board on the date of grant, have terms of three (3) to seven (7) years, and vest over a one to three year period.

Consulting Arrangement with Thomas J. Colatosti

        In connection with his appointment to the Board of Directors in September 2002, the Company entered into a consulting arrangement with Thomas J. Colatosti. Under the arrangement, the Company paid Mr. Colatosti $4,000 per month through December 2003 and issued him options to purchase 150,000 shares of common stock at an exercise price of $.33 per share, the closing price of the Company's common stock on the date of grant. In December 2003, a committee of independent directors renewed this arrangement through December 31, 2004. The committee also issued options to Mr. Colatosti to purchase 150,000 shares of common stock at an exercise price of $1.32 per share, the closing price of the Company's common stock on the date of grant, for serving as Chairman. Effective November 1, 2004, Mr. Colatosti's monthly consulting fee was increased to $14,500. Mr. Colatosti has substantial experience in the biometric industry and in addition to his role as the Chairman of the Board of Directors of the Company, provides extensive service to the Company in the areas of strategic planning and corporate finance.

        In March 2004, Mr. Colatosti entered into a three year consulting arrangement with the Shaar Fund Ltd., a principal creditor of the Company. Under the terms of the arrangement, The Shaar Fund transferred $375,000 principal amount of our secured convertible notes due October 1, 2005 to Mr. Colatosti. On April 28, 2004 the Company issued 3,750 shares of the Company's series C 7% convertible preferred stock to Mr. Colatosti in conversion of the $375,000 secured convertible note.

ITEM 13. EXHIBITS

        (a)   The following documents are filed as part of this Report. Portions of Item 13 are submitted as separate sections of this Report:

    (1)
    Financial statements filed as part of this Report:

      Report of Independent Certified Public Accountants

      Balance Sheets at December 31, 2004 and 2003

      Statements of Operations—Years ended December 31, 2004, 2003 and 2002

      Statement of Stockholders' Equity (Deficit)—Years ended December 31, 2004, 2003 and 2002

      Statements of Cash Flows—Years ended December 31, 2004, 2003 and 2002

      Notes to Financial Statements—December 31, 2004, 2003 and 2002

    (2)
    The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

        The following table presents fees for professional audit services by Divine, Scherzer & Brody, Ltd for the audit of the Company's annual financial statements for 2003 and 2002, and fees billed for other services rendered by Divine, Scherzer & Brody, Ltd.

	2004	2003
Audit Fees:	$213,175	$95,622
Audit-Related Fees:	—	—
Tax Fees:	3,356	1,846
All Other Fees:	—	—

Total Fees	$216,531	$97,468

        Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Divine, Scherzer & Brody, Ltd in connection with statutory and regulatory filings or engagements. Audit fees also include fees for services provided in connection with business acquisitions and registration of securities.

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

Audit Committee Pre-Approval Procedures

        The Audit Committee of our Board of Directors, which consists of Richard E. Gaddy and Jeffrey J. May, serves as our audit committee. Our Board of Directors approves the engagement of our independent auditors to render audit and non-audit services before they are engaged. All of the services performed by Divine, Scherzer & Brody, Ltd for us were pre-approved by our the Audit Committee.

ITEM 7—FINANCIAL STATEMENTS

        The following financial statements of BIO-key International, Inc. are included herein at the indicated page numbers:

Report of Independent Certified Public Accountants

Board of Directors and Stockholders
BIO-key International, Inc.

        We have audited the accompanying consolidated balance sheets of BIO-key International, Inc. and Subsidiary as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the three year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BIO-key International, Inc. and Subsidiary as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the three year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

        The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, as discussed in Note A to the financial statements, the Company has only recently begun to generate significant revenues, has suffered recurring losses from operations and has a working capital deficit. These aforementioned issues, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty. Management's plans in regard to these matters are also discussed in Note A.

/s/ Divine, Scherzer & Brody, Ltd.

Minneapolis, Minnesota
April 7, 2005

BIO-key International, Inc. and Subsidiary

BALANCE SHEETS

ASSETS

	December 31,
	2004	2003
CURRENT ASSETS
Cash and cash equivalents	$956,230	$1,012,790
Marketable debt securities	1,000,000	—
Receivables
Billed, less allowance for doubtful receivables of $422,393 and $2,000, respectively	1,698,144	409,803
Unbilled	310,523	—
Due from selling stockholders and other	60,793	—
Costs and earnings in excess of billings on uncompleted contracts	6,292,603	—
Inventory	29,599	65,857
Prepaid expenses	190,027	165,929

Total current assets	10,537,919	1,654,379
EQUIPMENT AND LEASEHOLD IMPROVEMENTS—AT COST, less accumulated depreciation	644,101	60,157
OTHER ASSETS
Costs and earnings in excess of billings on uncompleted contracts	657,000	—
Deposits	2,761,134	—
Deferred offering costs	—	81,899
Intangible assets—less accumulated amortization	4,177,279	68,307
Goodwill	12,067,248	—

	19,662,661	150,206

	$30,844,681	$1,864,742

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	December 31,
	2004	2003
CURRENT LIABILITIES
Current maturities of long-term obligations	$3,255,182	$—
Advances from stockholders	12,753	34,030
Accounts payable	1,325,282	351,742
Billings in excess of costs and earnings on uncompleted contracts	760,807	—
Accrued liabilities	4,639,619	173,736
Deferred rent	393,676	—
Deferred revenue	3,166,356	10,000

Total current liabilities	13,553,675	569,508
LONG-TERM OBLIGATIONS, less discounts and current maturities	5,286,951	10,431,223
DEFERRED RENT	1,311,454	—
DEFERRED REVENUE	71,203	—
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock—authorized, 5,000,000 shares of $.01 par value (liquidation preference of $100 per share)
Series B 9% Convertible; issued and outstanding, 4,180 shares as of December 31, 2003	—	42
Series C 7% Convertible; issued and outstanding, 62,182 shares as of December 31, 2004	622	—
Common stock—authorized, 85,000,000 shares of $.01 par value; issued and outstanding 40,680,691 and 21,222,889 shares, respectively	406,807	212,229
Additional contributed capital	45,325,173	18,327,992
Accumulated deficit	(35,111,204)	(27,676,252)

	10,621,398	(9,135,989)

	$30,844,681	$1,864,742

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary

STATEMENTS OF OPERATIONS

	Years ended December 31,
	2004	2003	2002
Revenues
Services	$3,351,406	$10,694	$20,785
License fees and other	2,206,825	513,407	134,614

	5,558,231	524,101	155,399
Costs and other expenses
Cost of services	1,174,324	1,694	—
Cost of license fees and other	889,896	87,387	2,720
Selling, general and administrative	7,096,088	2,118,122	1,926,328
Research, development and engineering	2,979,904	1,037,330	1,084,513

	12,140,212	3,244,533	3,013,561

Operating loss	(6,581,981)	(2,720,432)	(2,858,162)
Other income (deductions)
Interest income	66,824	—	—
Interest expense	(667,008)	(1,109,786)	(1,162,935)
Other expense	(55,300)	4,145	1,123

	(655,484)	(1,105,641)	(1,161,812)

NET LOSS	$(7,237,465)	$(3,826,073)	$(4,019,974)

Basic and diluted loss to common stockholders
Net loss	$(7,237,465)	$(3,826,073)	$(4,019,974)
Convertible preferred stock dividends and accretion	(414,240)	(136,755)	(164,965)

Loss applicable to common stockholders	$(7,651,705)	$(3,962,828)	$(4,184,939)

Basic and diluted loss per common share
Net loss	$(.21)	$(.22)	$(.31)
Convertible preferred stock dividend and accretion	(.01)	(.01)	(.01)

Loss applicable per common share	$(.22)	$(.23)	$(.32)

Weighted average number of shares	34,727,969	17,543,586	13,227,735

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Series B 9% Convertible Preferred Stock		Series C 7% Convertible Preferred Stock
					Common Stock
							Additional contributed capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount			Total
Balance as of December 31, 2001	21,430	$214	—	$—	12,528,469	$125,285	$15,538,025	$(19,560,523)	$(3,896,999)
Conversion of series B preferred stock and cumulative dividends in arrears into common stock	(3,000)	(30)	—	—	1,045,739	10,457	14,480	(24,907)	—
Conversion of note and accrued interest into common stock	—	—	—	—	803,198	8,032	314,360	—	322,392
Options and warrants issued for services and other	—	—	—	—	—	—	417,534	—	417,534
Net loss	—	—	—	—	—	—	—	(4,019,974)	(4,019,974)

Balance as of December 31, 2002	18,430	184	—	—	14,377,406	143,774	16,284,399	(23,605,404)	(7,177,047)
Conversion of series B preferred stock and cumulative dividends in arrears into common stock	(14,250)	(142)	—	—	4,239,206	42,392	202,525	(244,775)	—
Conversion of note, debenture and accrued interest into common stock	—	—	—	—	2,097,953	20,980	1,552,486	—	1,573,466
Exercise of options into common stock	—	—	—	—	308,324	3,083	58,582	—	61,665
Options and warrants issued for services and other	—	—	—	—	—	—	156,000	—	156,000
Common stock issued in exchange for services and other	—	—	—	—	200,000	2,000	74,000	—	76,000
Net loss	—	—	—	—	—	—	—	(3,826,073)	(3,826,073)

Balance as of December 31, 2003	4,180	42	—	—	21,222,889	212,229	18,327,992	(27,676,252)	(9,135,989)
Issuance of series C preferred stock for Series B preferred stock and cumulative dividends in arrears	(4,180)	(42)	5,257	52	—	—	107,683	(107,693)	—
Issuance of series C preferred stock in exchange for debt	—	—	83,275	833	—	—	8,326,630	—	8,327,463
Sale in March 2004 of common stock and warrants at $1.35 per unit, less offering costs of $580,996	—	—	—	—	8,888,928	88,889	11,330,117	—	11,419,006
Issuance of common stock in conjunction with PSG acquisition	—	—	—	—	2,422,108	24,221	3,584,719	—	3,608,940
Conversion of debentures, bridge notes, convertible notes and accrued interest into common stock	—	—	—	—	3,455,724	34,558	2,617,235	—	2,651,793
Conversion of series C preferred stock and cumulative dividends in arrears into common stock	—	—	(30,100)	(301)	4,133,060	41,331	48,764	(89,794)	—
Issuance of series C preferred stock in exchange for note payable to officer	—	—	3,750	38	—	—	374,962	—	375,000
Exercise of options and warrants into common stock	—	—	—	—	557,982	5,579	92,554	—	98,133
Repurchase warrants	—	—	—	—	—	—	(221,183)	—	(221,183)
Options and warrants issued for services and other	—	—	—	—	—	—	129,700	—	129,700
Issuance of warrants in conjunction with convertible notes offering	—	—	—	—	—	—	1,441,320	—	1,441,320
Discount on senior and subordinated convertible notes	—	—	—	—	—	—	(835,320)	—	(835,320)
Net loss	—	—	—	—	—	—	—	(7,237,465)	(7,237,465)

Balance as of December 31, 2004	—	$—	62,182	$622	40,680,691	$406,807	$45,325,173	$(35,111,204)	$10,621,398

The accompanying notes are an integral part of this statement.

BIO-key International, Inc. and Subsidiary

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2004	2003	2002
Cash flows from operating activities
Net loss	$(7,237,465)	$(3,826,073)	$(4,019,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	77,912	6,386	—
Amortization
Intangible assets	439,196	—	—
Discounts on convertible debt related to warrants and beneficial conversion features	120,016	415,634	662,048
Allowance for doubtful receivables	71,384	—	—
Gain on sale of marketable debt securities	(33,125)	—	—
Write down of investment	50,000	—	—
Non-cash interest	—	1,131,053	—
Deferred rent	(91,291)	—	—
Options and warrants issued for services and other	55,150	156,000	385,534
Common stock issued for services and other	—	76,000	—
Change in assets and liabilities:
Accounts receivable trade	1,455,321	(341,805)	(67,998)
Costs and earnings in excess of billings on uncompleted contracts	(906,649)	—	—
Inventories	36,258	(65,857)	—
Prepaid expenses and other	273,588	(115,032)	155,737
Accounts payable	(386,315)	(2,951)	116,198
Billings in excess of costs and earnings on uncompleted contracts	899,857	—	—
Accrued liabilities	936,850	(300,500)	503,518
Deferred revenue	(1,405,446)	10,000	—

Net cash used in operating activities	(5,644,759)	(2,857,145)	(2,264,937)
Cash flows from investing activities
Acquisition of PSG	(498,937)	—	—
Acquisition of AMG	(10,431,878)	—	—
Capital expenditures	(275,193)	(66,543)	—
Purchases of marketable debt securities	(5,887,500)	—	—
Proceeds from sale of marketable debt securities	4,920,625	—	—
Deposits	(2,760,583)	—	15,000
Patents pending	(149,687)	(28,215)	(13,385)
Other	(46,552)	—	—

Net cash provided by (used in) investing activities	(15,129,705)	(94,758)	1,615
Cash flows from financing activities
Net advance from (to) stockholders	(54,437)	34,030	—
Issuance of convertible bridge notes	—	—	1,830,000
Issuance of long-term obligations	10,164,680	3,852,250	—
Repayment of long term obligations	(401,563)	—	—
Financing costs	(84,841)	—	(64,900)
Sale of common stock	11,248,803	61,665	—
Exercise of warrants	1,950	—	—
Repurchase of warrants and other	(125,000)	—	—
Offering costs	(31,688)	—	—

Net cash provided by financing activities	20,717,904	3,947,945	1,765,100

NET INCREASE (DECREASE) IN CASH	(56,560)	996,042	(498,222)
Cash and cash equivalents, beginning of year	1,012,790	16,748	514,970

Cash and cash equivalents, end of year	$956,230	1,012,790	$16,748

The accompanying notes are an integral part of these statements

BIO-key International, Inc. and Subsidiary

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE A—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change in Name of Company and State of Incorporation

        In February 2002, the Company's shareholders approved the change in the Company's name from SAC Technologies, Inc. to BIO-key International, Inc.

        Effective January 1, 2005, BIO-key International, Inc., a Minnesota corporation ("Old BIO-key"), reincorporated as BIO-key International, Inc., a Delaware corporation (the "Company," "BIO-key",). The reincorporation was effected pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), whereby Old BIO-key was merged with and into the Company, its wholly owned subsidiary, in order to reincorporate in the State of Delaware (the "Reincorporation"). As a result of the Reincorporation, the legal domicile of the registrant is now Delaware.

Nature of Business

        The Company, founded in 1993, made two strategic acquisitions in 2004. The Company acquired Public Safety Group Inc.("PSG") in March, 2004, and the Mobile Government division of Aether Systems, Inc. ("AMG" or "Mobile Government") in September, 2004. The Company is now focused on delivering advanced finger based biometric identification and security solutions and information services to law enforcement, fire service and emergence medical service agencies as well as other government and private sector customers. The Company's mobile wireless technology provides first responders throughout North America with critical, reliable, real-time data and images from local, state and national databases.

Basis of Presentation

        Broad commercial acceptance of the Company's technology is critical to the Company's success and ability to generate revenues. As a result of two acquisitions, the Company's only significant revenues to date have come during the fourth quarter of 2004. The Company has accumulated losses during the past three years of approximately $15,084,000, of which approximately $7,237,000 was incurred during 2004. As of December 31, 2004, there was a working capital deficit of approximately $3,016,000.

        The Company is in need of substantial additional capital. The Company is currently considering various alternatives in addition to improving its operating results. These include the continued funding from two investment groups and new funding from other sources. No assurance can be given that the Company's operating results will improve, that any form of additional funding will be available on terms acceptable to the Company, that adequate funding will be obtained to meet its needs, or that such funding would not be dilutive to existing stockholders.

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

Summary of Significant Accounting Policies

        A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1.
Basis of Consolidation

The accompanying consolidated financial statements include the accounts of BIO-key International, Inc. and its wholly owned subsidiary (collectively, the Company) and are stated in conformity with accounting principles generally accepted in the United States, pursuant to the rules and regulations of the Securities and Exchange Commission. Intercompany accounts and transactions have been eliminated in consolidation.

2.
Revenue Recognition

        Revenues from software licensing are recognized in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9. Accordingly, revenue from software licensing is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable.

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

        Revenue from licensing software, which requires significant customization and modification is recognized using the percentage of completion method, based on the hours of effort incurred by the company in relation to the total estimated hours to complete. In instances where third party hardware, software or services form a significant portion of a customer's contract, the company recognizes revenue for the element of software customization by the percentage of completion method described above. Third party hardware, software, and services are recognized upon shipment or acceptance as appropriate. If the company makes different judgments or utilizes different estimates of the total amount of work expected to be required to customize or modify the software, the timing and revenue recognition, from period to period, and the margins on the project in the reporting period, may differ materially from amounts reported. Revenues earned but not yet billed are shown as an asset in Costs and Earnings in Excess of Billings in the balance sheet. Billings in excess of cost and earnings are reflected as a liability in the balance sheet. Anticipated contract losses are recognized as soon as they become known and are estimable.

        Service Revenues: Revenues from services are comprised of maintenance and consulting and implementation services. Maintenance revenues include providing for unspecified when-and-if available product updates and customer telephone support services, and are recognized ratably over the term of the service period. Consulting services are generally sold on a time-and-materials basis and include a range of services including installation of software and assisting in the design of interfaces to allow the software to operate in customized environments. Services are generally separable from other elements under the arrangement since performance of the services are not essential to the functionality of any other element of the transaction and are described in the contract such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services. Revenues from services are generally recognized as the services are performed.

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

3.
Cash and Cash Equivalents

        Cash equivalents consist of certificates of deposit and all other liquid investments with original maturities of three months or less. The Company maintains its cash balances in a financial institution in Nevada. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000.

4.
Accounts Receivable

        Accounts receivable billed and unbilled are carried at original amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful receivables by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

5.
Depreciation And Amortization

        Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over the estimated service lives, principally using straight-line methods. Leasehold improvements are amortized over the shorter of the life of the improvement or the lease term, using the straight-line method. Intangible assets are amortized on the straight-line method over their expected useful lives.

        The estimated useful lives used to compute depreciation and amortization for financial reporting purposes are as follows:

Equipment and leasehold improvements
Equipment	3-5 years
Furniture and fixtures	3-5 years
Software	3 years
Leasehold improvements	4-5 years
Intangible assets
Copyrighted software	5 years
Customer relationships	5 years
Trademarks	5 years
Developed technology	5 years
Marketing agreements	5 years
Financing fees	3 years

        Patent costs are capitalized until patents are awarded. Upon award, such costs are amortized over their respective lives. If a patent is denied, all costs are charged to operations in that year. At December 31, 2004 all patent costs relate to patents pending.

        Financing fees related to the issuance of long-term obligations are capitalized and amortized to interest expense over the lives of the related debt.

        The estimated aggregate amortization expense of intangible assets for the five years following December 31, 2004 is approximately as follows:

Year ending December 31,
2005	$892,000
2006	892,000
2007	882,000
2008	863,000
2009	430,000
6.
Marketable Debt Securities

        The Company accounts for marketable securities pursuant to Statement of Financial Accounting Standards No. 115—"Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). SFAS 115 requires classification of debt and equity securities in three categories: trading securities, available—for-sale securities and held-to-maturity securities. Debt and equity securities classified as trading securities are carried at fair value with unrealized gains or losses included in income. Debt and equity securities designated as available-for-sale, whose fair values are readily determinable, are carried at fair value with unrealized gains or losses included as a component of accumulated other comprehensive income, net of applicable taxes. Debt securities that are expected to be held-to-maturity are carried at amortized cost. As of September 30, 2004, the Company's investments were all classified as non-current held-to-maturity securities. During January 2005, the Company sold these investments, resulting in a transfer from held-to-maturities to available-for-sale securities as of December 31, 2004. These securities are carried in current assets at amortized cost of $1,000,000, which approximated fair value as of December 31, 2004.

7.
Goodwill and Intangible Assets

        Goodwill represents the excess of costs over the fair value of assets of businesses acquired. The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Accordingly, the Company has not amortized goodwill. As provided by SFAS No. 142, the Company has elected to perform the annual assessment of the carrying value of all goodwill as of August 1 each year using a number of criteria, including the value of the overall enterprise. As of December 31, 2004, the Company believes no material impairment exists. Future impairment charges from previous or future acquisitions, if any, will be reflected as an operating expense in the statement of operations.

8.
Impairment of Long-Lived Assets

        The Company has adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 144, long-lived assets subject to depreciation and amortization, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company's long-lived assets consist primarily of its equipment and leasehold improvements and its intangible assets. Upon indication of possible impairment, the Company evaluates the recovery of held-for-use long-lived assets by measuring the carrying value of the assets against the related estimated undiscounted future cash flows. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset, the asset is adjusted to its estimated fair value. The following circumstances would be considered important and could lead to an impairment review; significant changes in the manner of our using the asset, negative industry or economic trends and underperformance relative to projected operating results.

9.
Advertising Expense

        The Company expenses the costs of advertising as incurred. Advertising expenses for the years ended December 31, 2004, 2003, and 2002, were approximately $146,000, $18,000, and $6,000, respectively.

10.
Research and Development Expenditures

        All costs related to development of new products are charged to expense as incurred. Such costs are required to be expensed until technological feasibility and proven marketability of the product are established.

11.
Basic and Diluted Loss per Common Share

        Basic and diluted loss per common share for all periods presented is computed using the weighted average number of common shares outstanding. Basic weighted average shares outstanding include only outstanding common shares. Shares reserved for outstanding stock options and warrants, and convertible notes and preferred stock are not considered because the impact of the incremental shares is antidilutive.

12.
Income Taxes

        The Company provides for income taxes based on income reported for financial reporting purposes. Certain charges to earnings differ as to timing from those deducted for tax purposes; these relate primarily to net operating loss carryforwards. The tax effect of these differences is recorded as deferred income taxes.

13.
Accounting for Stock-Based Compensation

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

        The Company has not adopted a method under SFAS No. 148 to expense stock options but rather continues to apply the recognition and measurement provisions of APB Opinion No.25, Accounting for Stock issued to Employees, and related interpretations in accounting for those plans. No stock-based employee compensation expense for options is reflected in net loss for the fiscal periods presented as all employee options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. A pro forma effect table is presented in the Pro Forma Compensation Disclosure section of the Stock-Based Compensation footnote, which assumes the fair value recognition provisions of SFAS No. 123 would have been adopted for all options granted.

        In the future, if employees exercise certain nonstatutory stock options, the Company may realize a tax benefit equal to the tax effect on the difference between the strike price of the option and the fair market value of the stock on the day of exercise. Tax benefits realized, if any, by the Company will be credited to additional contributed capital. Similar accounting treatment is also given to any tax benefits the Company may realize arising from employees making disqualifying dispositions of incentive stock options.

14.
Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, long-term contracts, allowances for uncollectible receivables, recoverability of goodwill and other long-lived assets, depreciation and amortization, valuation of deferred income taxes, conversion features of convertible notes and preferred stock, and stock options and warrants outstanding.

15.
Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). This statement replaces SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The pro-forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. For the Company, SFAS 123R is effective for periods beginning after December 15, 2005. We plan to adopt SFAS 123R on January 1, 2006 using the modified prospective application method described in the statement. Under the modified prospective application method, we will apply the standard to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the unvested portion of awards outstanding as of the required effective date will be recognized as compensation expense as the requisite service is rendered after the required effective date. We are evaluating the impact of adopting SFAS 123R and expect that we will record substantial non-cash stock compensation expenses. The adoption of SFAS 123R is not expected to have a significant effect on our cash flows but is expected to have a significant adverse effect on our results of operations. The future impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend upon the levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss attributable to common stockholders included in the Stock-Based Compensation footnote.

NOTE B—ACQUISITIONS

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

        Pursuant to the Merger Agreement, we purchased all of the outstanding capital stock of PSG from the former shareholders of PSG in exchange for an aggregate of 2,416,108 shares of our common stock issued to the former shareholders of PSG, 6,000 shares of our common stock issued to Harward Investments, Inc. (Harward) pursuant to an arrangement involving the discharge of certain outstanding debt obligations of PSG to Harward as of March 30, 2004, $500,000 in cash, and our assumption of $600,000 in aggregate net liabilities of PSG. The Merger Agreement provides any liability or obligation of PSG in excess of such $600,000 limitation, whether arising before or after the effective date of the merger, will be solely the responsibility of the former shareholders of PSG. Additional earnout consideration, determined as a proportion of revenues attained by the Public Safety Division over fiscal years 2004 and 2005, may be paid to the former shareholders of PSG. The Company will make payments of such additional consideration on the last day of the month following each month in which the Public Safety Division achieves specified revenue milestones during fiscal years 2004 and 2005. Such payments will be made in cash, unless the aggregate amount of earnout consideration exceeds sixty percent (60%) of the aggregate consideration paid by the Company in the merger transaction. Any such excess amounts will be paid in shares of our common stock priced as of two (2) days prior to the date on which any earnout payment becomes due. The earnout for 2004 was $43,635 and has been recorded as an increase in goodwill. In connection with this acquisition, three former employees of PSG, who were also shareholders of PSG, entered into two-year employment agreements with the Company to serve within the Public Safety Division.

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

  •
  One-twelfth (1/12) of the Merger Shares were held in escrow for the purpose of securing certain prior obligations of PSG to Harward.

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

        Through February 1, 2005, 761,628 Merger Shares have been released from escrow under the Merger Agreement.

        A summary of the estimated fair value of the net assets acquired and liabilities assumed, pertaining to PSG, is as follows:

Current assets	$133,369
Goodwill	2,535,445
Copyrighted software	1,181,429
Marketing agreements	605,340
Trademarks	379,807
Other assets	5,857

Total assets acquired	4,841,247
Current liabilities	(332,307)
Long-term obligations	(400,000)

Purchase price	$4,108,940

Acquisition of Mobile Government

        On September 30, 2004, we acquired certain assets and assumed certain liabilities of the Mobile Government division of Aether Systems, Inc (Aether). The aggregate purchase price of the acquisition was $12,198,171, which includes a $311,537 post closing reduction in deferred rent and a working capital adjustment payment of $341,878 made to Aether during December 2004.

        A summary of the adjusted estimated fair value of the net assets acquired and liabilities assumed, is as follows:

Current assets	$9,706,935
Goodwill	9,666,527
Developed technology	710,000
Customer relationships	1,009,000
Trademarks	428,065
Fixed assets	381,358

Total assets acquired	21,901,885
Current liabilities assumed	(9,703,714)

Total purchase price	$12,198,171

        The components of the adjusted purchase price are as follows:

Cash paid	$10,341,878
Deferred rent as a result of a sub-lease with Aether	1,766,293
Acquisition costs	90,000

Total purchase price	$12,198,171

        In connection with this acquisition, the Company issued a subordinated secured promissory note to Aether in the face amount of $6,884,588 (the "Aether Note"). The Aether Note evidences a contingent reimbursement obligation of the Company to Aether and a surety fee payable by the Company to Aether, in each case with respect to a letter of credit maintained by Aether for the Company's benefit in connection with the acquisition. The Company's obligations under the Aether Note are secured by a security interest granted to Aether in all or substantially all of the Company's assets, subordinate to the security interest described in the Long-Term Obligations footnote.

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

        $1,000,000 in escrow available to Lockheed Martin in the event of non-payment of liabilities for work performed on a contract with the Pennsylvania State Police. The escrow is available to Lockheed Martin until conditional acceptance of certain defined milestones, which is expected in 2005. In March 2005, $500,000 of the escrow was returned to the Company upon successful completion of a project milestone.

        $750,000 in escrow which is available to the landlord of a subleased facility in the event the company defaults on a lease. The funds will not be available for use by the company until the termination of the lease in August 2008.

Liquidated Damages

        The Company may have to pay liquidated damages to customers in certain circumstance, including instances where its sub-contractors do not perform on time. In addition, the Company sometimes indemnifies certain of its customers against damages, if any, they might incur as a result of a claim brought against them related to third party software imbedded in the Company's products.

        The Company's most significant exposure to liquidated and other damages is with its two largest uncompleted contracts with the Pennsylvania State Police (PSP) and Hamilton County, Ohio (Hamilton). The PSP and Hamilton contracts limit the Company's liability for damage to approximately $7,000,000 and $10,000,000, respectively. The Company's management believes both contracts will be completed within contract terms including defined specification for performance, and accordingly, payments of damages under the contracts are not likely. However, the projects are not complete and there can be no assurances damages will not be incurred in the future. If damages are incurred there can be no assurance that any amounts required to be paid will not be material to the financial statements.

Warranty Reserve

        In some instances the Company may make commitments to provide additional products or services to customers beyond those obligations specified in the contract or those provided in standard maintenance agreements or ordinary upgrades. These commitments usually arise in complex customer installations and are granted to help ensure customer satisfaction. There was no accrued warranty liability as of December 31, 2004.

Summary of Operations

        A summary of the aggregate operating results of the two acquired businesses for the years ended December 31, 2003 and 2002 are as follow:

	2003	2002
Revenues	$21,833,661	$20,739,962
Costs and other expenses	25,072,263	35,849,423

Operating loss	(3,238,602)	(15,109,461)
Other income (deductions)	(13,142)	(35,177)

Loss before income tax benefit and cumulative effect of change in accounting principle	(3,251,744)	(15,144,638)
Income tax benefit	—	618,000

Loss before cumulative effect of change in accounting principle	(3,251,744)	(14,526,638)
Cumulative effect of change in accounting principle relating to adoption of SFAS No. 142	—	(32,037,000)

Net loss	$(3,251,744)	$(46,563,638)

Pro Forma Information

        The following unaudited financial data reflects revenue, loss from continuing operations, net loss and loss applicable per common share of the Company for the years ended December 31, 2004 and 2003 as though the PSG and Mobile Government transactions had occurred as of January 1, 2003.

	Years ended December 31,
	2004	2003
Revenue	$19,251,001	$22,357,762
Loss from continuing operations	$(11,817,800)	$(5,873,834)
Net loss	$(11,817,800)	$(5,873,834)
Loss applicable per common share	$(0.32)	$(0.30)

NOTE C—CONCENTRATION OF RISK

        Financial instruments and long-term contracts, which potentially subject the Company to risk, primarily consist of receivables and costs and earnings in excess of billings on uncompleted contracts. The company extends credit to customers on an unsecured basis in the normal course of business. The company's policy is to perform an analysis of the recoverability of its accounts receivable and costs and earnings in excess of billings on uncompleted contracts at the end of each reporting period and to establish allowances where appropriate. The company analyses historical bad debts and contract losses, customer concentrations, and customer credit-worthiness when evaluating the adequacy of the allowances. As of December 31, 2004, two customers accounted for approximately 26% of the company's outstanding accounts receivable balance and one customer accounted for approximately 86% of the costs and earnings in excess of billings on uncompleted contracts. For the year ended December 31, 2004, one customer accounted for approximately 21% of the Company's revenue.

NOTE D—COSTS AND EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

        The components of uncompleted contracts consisted of the following as of December 31, 2004:

Costs and earnings incurred on uncompleted contracts	$20,610,050
Less billings to date	(14,421,254)

$6,188,796

Costs and earnings in excess of billings on uncompleted contracts	$6,949,603
Billings in excess of costs and earnings on uncompleted contracts	(760,807)

$6,188,796

NOTE E—PREPAID EXPENSES

        Prepaid expenses consisted of the following as of December 31:

	2004	2003
Consulting fees	$—	$90,000
Payment in lieu of bid bonds	76,897	—
Insurance and other	113,130	75,929

	$190,027	$165,929

        In October 2003, the Company entered into a twelve-month consulting agreement with a financial advisory services company. The terms of the consulting agreement required $108,000 to be paid in fees over the term of the agreement. The consulting fees were amortized to expense over the term of the agreement, which expired October 31, 2004.

NOTE F—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Equipment and leasehold improvements consisted of the following as of December 31:

	2004	2003
Equipment	$348,298	$66,543
Furniture and fixtures	162,593	36,550
Software	88,302	—
Leasehold improvements	165,756	—

	764,949	103,093
Less accumulated depreciation and amortization	120,848	42,936

	$644,101	$60,157

NOTE G—OTHER ASSETS

Intangible Assets

        Intangible assets consisted of the following as of December 31:

	2004	2003
Copyrighted software	$1,181,429	$—
Customer relationships	1,009,000	—
Trademarks	807,872	—
Developed technology	710,000	—
Marketing agreements	605,340	—
Patents pending	217,994	68,307
Financing fees and other	84,840	—

	4,616,475	68,307
Less accumulated amortization	439,196	—

	$4,177,279	$68,307

Goodwill

Mobile Government
Initial allocation	$9,636,186
Recalculation of deferred rent	(311,537)
Working capital purchase price adjustment	341,878
Allocation adjustment	(303,156)

9,363,371
Public Safety Group, Inc.
Initial allocation	2,535,445
Allocation adjustment	124,797
Contingent purchase price adjustment	43,635

2,703,877

Total goodwill	$12,067,248

Deferred Offering Costs

        In March 2002, the Company engaged an investment banking firm to advise the Company regarding raising additional capital through the potential future issuance of the Company's equity, debt or convertible securities. The firm received a nonrefundable retainer fee of $50,000, out of pocket costs of $14,900 and has been granted a warrant to purchase 25,000 shares of the Company's common stock at an exercise price of $1.00 per share through March 22, 2006. The estimated value of the warrant is $17,000. These deferred costs were charged to operations in 2004 when this engagement terminated.

Deposits

        Deposits consisted of the following as of December 31, 2004:

Contract performance deposit with Lockheed Martin	$1,000,000
Deposit securing a promissory note with Aether	1,000,000
Lease deposit with Aether	750,000
Other	11,134

$2,761,134

NOTE H—ACCRUED LIABILITIES

        Accrued liabilities consisted of the following as of December 31:

	2004	2003
Contract costs not yet invoiced by vendors	$3,301,442	$—
Compensation	634,894	167,859
Royalties	254,055	—
Interest	227,680	—
Other	221,548	5,877

	$4,639,619	$173,736

NOTE I—NOTE PAYABLE

        Pursuant to the PSG Merger Agreement, dated March 30, 2004, the Company assumed a maximum of $600,000 in aggregate net liabilities of PSG, which included a note payable of $400,000. This note was satisfied in April 2004.

NOTE J—LONG-TERM OBLIGATIONS

        Long-term obligations consisted of the following as of December 31:

	2004	2003
Senior secured convertible term notes issued in 2004	$5,149,437	$—
Subordinated unsecured convertible term notes issued in 2004	4,815,000	—
Discounts assigned to fair values of conversion feature and warrants of above notes	(1,422,304)	—
10% secured convertible note issued in 2001	—	3,617,920
10% secured convertible notes issued in 2002	—	1,080,000
7% convertible notes issued in 2002	—	750,000
7% secured convertible notes issued in 2003	—	3,852,250
Accrued interest	—	1,131,053

	8,542,133	10,431,223
Less current maturities	3,255,182	—

	$5,286,951	$10,431,223

        Aggregate maturities of long-term obligations for the years following December 31, 2004 are as follows:

	2005	2006	2007	Totals
Senior secured convertible term notes	$2,092,000	$1,931,000	$1,126,437	$5,149,437
Subordinated unsecured convertible term notes	1,655,000	1,806,000	1,354,000	4,815,000

	$3,747,000	$3,737,000	$2,480,437	$9,964,437

Senior Convertible Term Notes

        On September 29, 2004, we entered into a Securities Purchase Agreement (the "Senior Purchase Agreement") with Laurus Master Fund, Ltd. ("Laurus") and certain other institutional and accredited investors (together with Laurus, the "Senior Investors"). Under the Senior Purchase Agreement, the Company issued secured convertible term notes (the "Senior Convertible Notes") in the aggregate principal amount of $5,050,000, convertible into common stock of the Company in certain circumstances at $1.35 per share, and issued warrants (the "Senior Warrants") to purchase an aggregate of 1,122,222 shares of our common stock at an exercise price of $1.55 per share.

        The proceeds from this transaction were used in part to finance the Company's acquisition of Aether Mobile Government (the "Aether Acquisition"). The Company's obligations under the Senior Purchase Agreement, the Senior Convertible Notes and the Senior Warrants are secured by a security interest in all or substantially all of the Company's assets.

        Under the terms of the Senior Convertible Notes, we are required to make monthly payments of accrued interest beginning on November 1, 2004. In addition, the Senior Convertible Notes provide for monthly payments of principal in equal monthly increments of $157,813 thereof, plus accrued interest, commencing December 1, 2004. The Company made a principal payment of $1,563 in December 2004, but was in default of the remaining principal payment (see below). The Senior Convertible Notes bear interest at an initial rate equal to the prime rate plus two percent (2%), subject to a six percent (6%) floor. The interest rate on the Senior Convertible Notes is subject to reduction on a month-by-month basis if specified conditions are met. In particular, if (a) we register the common stock underlying the Senior Convertible Notes and Senior Warrants on a registration statement declared effective by the Securities and Exchange Commission and (b) our common stock is trading at a 25% or greater premium to the note conversion price, then the interest rate will be adjusted downward by 2.0% for each incremental 25% increase over the note conversion price. Alternatively, if (x) we have not registered such common stock under an effective registration statement, but (y) our common stock is trading at a 25% or greater premium to the note conversion price, then the interest rate will be adjusted downward by 1.0% for each incremental 25% increase over the note conversion price. The effective interest rate as of December 31, 2004 was 7.25%.

        For any cash payments we make on the Senior Convertible Notes (e.g., any amounts due that are not converted into common stock), we are required to pay an amount equal to 102% of the principal amount due. Accordingly, an additional principal amount of $101,000 has been included in outstanding Senior Convertible Notes and in the related discounts on long-term obligations. In addition, we can prepay the note at any time upon payment of an amount equal to 110% of the then outstanding principal balance, plus accrued and unpaid interest.

        The Senior Investors have the option at any time to convert any or all of the outstanding principal and accrued and unpaid interest on the Senior Convertible Notes into shares of our common stock at a conversion price of $1.35 per share. In addition, for each monthly payment under the note, the Senior Investors will be obligated to convert a portion of the monthly payment into common stock at the applicable conversion price, so long as:

  •
  the average closing price of our common stock (for the five trading days immediately preceding the payment date) is greater than $1.48 per share (which represents 110% of the note conversion price, based on the initial conversion price of $1.35),

  •
  Such amount being converted does not exceed 25% of the aggregate dollar trading volume for such immediately preceding twenty-two trading days, and

  •
  the shares of common stock underlying the note are registered under an effective registration statement with the Securities and Exchange Commission

        The terms of the Senior Convertible Notes and Senior Warrants prohibit conversion of the notes or exercise of the warrants to the extent that conversion of the notes and exercise of the warrants would result in any holder thereof, together with its affiliates, beneficially owning in excess of 4.99% of our outstanding shares of common stock. A holder may waive the 4.99% limitation upon 75 days' prior written notice to us. Also, this limitation does not preclude the holder from converting or exercising the note or warrant and selling shares underlying the note or warrant in stages over time where each stage does not cause the holder and its affiliates to beneficially own shares in excess of the limitation amount.

        As security for our obligations to the Senior Investors, we, along with our wholly-owned subsidiary Public Safety Group, Inc. ("PSG"), granted to the Senior Investors a blanket security interest in all of our assets, and we entered into a stock pledge with the Senior Investors for the capital stock in PSG. If an event of default occurs under the Senior Convertible Notes or the other related investment agreements, 120% of the unpaid principal balance on the Senior Convertible Notes, plus accrued interest and fees, shall become immediately due and the Senior Investors shall be entitled to payment of a default interest rate of 1.5% per month on all amounts due under the Senior Convertible Notes. Such events of default include the following:

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

        As of December 31, 2004 the Company was in default of one of its December 1 principal payments. The Company cured this default on January 5, 2005 and has received a waiver from the Senior Investors, thus avoiding any penalties.

        Upon an event of default, the Senior Lenders will be entitled to specified remedies, including remedies under the Uniform Commercial Code.

        We have registered with the Securities and Exchange Commission for resale the shares of common stock that are issuable upon conversion of the Senior Convertible Notes and upon exercise of the Senior Warrants. If we fail to comply with our registration obligations, the Senior Investors will be entitled to certain specified remedies, including monetary liquidated damages. In particular, for each 30 days (or such pro rated number of days) that we are out of compliance with our registration obligations, we will be subject to a liquidated damage assessment of 2% of the then outstanding principal amount of the Senior Convertible Notes.

        Each Senior Investor has agreed, pursuant to the Senior Purchase Agreement, that neither it nor any of its affiliates and investment partners will (and will not cause any other person or entity, directly or indirectly, to) engage in "short sales" of our common stock for as long as any Senior Convertible Notes held by it remain outstanding. "Short sales" are contracts for the sale of shares of stock that the seller does not own, or certificates which are not within the seller's control, so as to be available for delivery at the time when, under applicable rules, delivery must be made.

Subordinated Convertible Term Notes

        On September 29, 2004, we entered into a Securities Purchase Agreement (the "Subordinated Purchase Agreement") with The Shaar Fund, Ltd. ("Shaar") and other existing shareholders of the Company and accredited investors (collectively, the "Subordinated Investors") for $4,950,000. Under the Subordinated Purchase Agreement, the Company issued unsecured convertible term notes (the "Subordinated Convertible Notes") in the aggregate principal amount of $4,950,000, convertible into common stock of the Company in certain circumstances at $1.35 per share, and issued warrants (the "Subordinated Warrants") to purchase an aggregate of 1,099,997 shares of our common stock at an exercise price of $1.55 per share. The proceeds from this transaction were used in part to finance a portion of the Aether Acquisition and will be used in part for working capital purposes.

        Under the terms of the Subordinated Convertible Notes, we are required to make monthly payments of accrued interest only beginning on November 1, 2004. In addition, the Subordinated

Convertible Notes provide for monthly payments of principal in equal monthly increments of $154,688 thereof, plus accrued interest, commencing February 1, 2005, which payments may be made in shares of common stock at the option of each note holder. The Subordinated Convertible Notes bear interest at an initial rate equal to the prime rate plus seven and one-half percent (7.5%), subject to an eleven percent (11%) floor.

        We may prepay the Subordinated Convertible Notes at any time upon payment of an amount equal to 110% of the then outstanding principal balance, plus accrued and unpaid interest. Upon any such prepayment, the Senior Convertible Notes must also be prepaid. The Subordinated Investors have the option at any time to convert any or all of the outstanding principal and accrued and unpaid interest on the Subordinated Convertible Notes into shares of our common stock at a conversion price of $1.35 per share. During 2004, certain subordinated investors converted an aggregate principal amount of $135,000 into 100,000 shares of the Company's common stock.

        The terms of the Subordinated Convertible Notes and Subordinated Warrants prohibit conversion of the notes or exercise of the warrants to the extent that conversion of the notes and exercise of the warrants would result in any holder thereof, together with its affiliates, beneficially owning in excess of 4.99% of our outstanding shares of common stock. A holder may waive the 4.99% limitation upon 75 days' prior written notice to us. Also, this limitation does not preclude the holder from converting or exercising the note or warrant and selling shares underlying the note or warrant in stages over time where each stage does not cause the holder and its affiliates to beneficially own shares in excess of the limitation amount.

        If an event of default occurs under the Subordinated Convertible Notes or the other related investment agreements, the unpaid principal balance on the Subordinated Convertible Notes, plus accrued interest, shall, at the noteholder's option, become immediately due and the Subordinated Investors shall be entitled to payment of additional default interest at the rate of 2.0% per month on all amounts due under the Subordinated Convertible Notes.

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

        We have registered with the Securities and Exchange Commission for resale the shares of common stock that are issuable upon conversion of the Subordinated Convertible Notes and upon exercise of the Subordinated Warrants. If we fail to comply with our registration obligations, the Subordinated Investors will be entitled to certain specified remedies, including monetary liquidated damages. In particular, for each 30 days (or such pro rated number of days) that we are out of compliance with our registration obligations, we will be subject to a liquidated damage assessment of 2% of the then outstanding principal amount of the Subordinated Convertible Notes.

        Each Subordinated Investor has agreed, pursuant to the Subordinated Purchase Agreement, that neither it nor any of its affiliates and investment partners will (and will not cause any other person or entity, directly or indirectly, to) engage in "short sales" of our common stock for as long as any Subordinated Convertible Notes held by it remain outstanding.

        The key provisions of the Company's long-term notes and debentures issued prior to 2004 are as follows:

  •
  10% Secured Convertible Note Issued in 2001: During 2001, the Company had unsecured short-term notes from Shaar in the aggregate principal amount of $2,770,000. Shaar converted this amount and associated accrued interest of $257,920 together with additional financing of $1,065,000 into a convertible note in the principal amount of $4,092,920 (the Convertible Note). During 2003, Shaar converted $475,000 of this note along with accrued interest of $98,465 into 764,620 shares of the Company's common stock at the stipulated per share conversion price of $0.75 per share. The note is collateralized by substantially all of the Company's assets. During 2004, Shaar first converted $2,063,938 of this note into shares of the Company's common stock at the stipulated per share conversion price of $0.75 per share. During March 2004, the Company entered into a securities exchange agreement (the Agreement) with Shaar. Pursuant to the Agreement, Shaar converted the remaining $1,553,982 of this note into shares of the Company's series C convertible preferred stock at the stipulated per share conversion price of $100 per share.

    In conjunction with the issuance of the Convertible Note, the Company issued a warrant to the Shaar to purchase 4,000,000 shares of common stock at $1.00 per share through November 26, 2006. The Convertible Note was recorded along with a $1,016,000 discount assigned to the fair value of the warrant. The value assigned to the warrant was amortized as interest expense over the twenty-two month life of the Convertible Note. The fair value assigned to the warrant was estimated on the grant date using the Black-Scholes pricing model. The assumptions used to determine the fair value of the grant included the following assumptions: risk-free interest rate of 3.5%, expected life of three years, stock price volatility of 175%, and expected dividends of zero.

  •
  10% Secured Convertible Notes Issued in 2002: As part of a recapitalization transaction, the Shaar agreed to provide additional financing in incremental monthly installments during the six-month period commencing March 1, 2002, subject to certain conditions. As of December 31, 2002, the Company has received $1,080,000 and issued notes payable to Shaar. The notes are convertible into shares of the Company's common stock at a conversion price of $0.75 per share. The notes are collateralized by substantially all of the Company's assets. Pursuant to the Agreement entered into in March 2004, Shaar converted this note into shares of the Company's series C convertible preferred stock at the stipulated per share conversion price of $100 per share.

  •
  7% Convertible Notes Issued in 2002: As part of an August 2002 bridge note agreement with Shaar, Shaar provided a total of $750,000 of additional financing in incremental monthly installments during the four-month period commencing August 2002. The note, as amended, is due October 1, 2005 along with accrued interest at 7% per annum. The bridge notes are convertible at the option of Shaar into shares of the Company's common stock at a conversion price of $0.75 per share or into shares of the Company's series B preferred stock at a conversion price of $100 per share. The note is collateralized by substantially all of the Company's assets. Pursuant to the Agreement entered into in March 2004, Shaar converted this note into shares of the Company's series C convertible preferred stock at the stipulated per share conversion price of $100 per share.

  •
  7% Secured Convertible Notes Issued in 2003: In January 2003, Shaar agreed to provide up to $2,350,000 of new debt financing. The agreement was amended in October 2003 to provide for up to $2,500,000 of additional funding. As of December 31, 2003, the Company had received advances totaling $3,852,250. Pursuant to this agreement, Shaar is to provide the additional monthly borrowings during 2004, subject to certain conditions. The terms of the notes, as amended December 31, 2003, required the principal and accrued interest at 7% to be repaid on October 1, 2005. In the event that the Company completed a private placement of equity securities resulting in gross proceeds of at least $5,000,000 on or before June 30, 2004 the principal amount and accrued interest due under the note is convertible, at the option of Shaar, into the securities sold in such transaction at a conversion price equal to the sale price of such securities. Upon completion of such an equity transaction, Shaar also has the right to request repayment of the note. Shaar may, at any time, elect to convert some or all of the notes into shares of the Company's common stock at a conversion price of $0.75 per share or into shares of the Company's series B preferred stock at a conversion price of $100 per share. The notes are collateralized by substantially all of the Company's assets. The terms of a Registration Rights Agreement with Shaar, as amended, required the Company to file a registration statement with the SEC covering the resale of any shares of common stock issuable upon any conversion of these notes. This registration statement was filed in July 2004.

        During the quarter ended March 31, 2004, the Company received the final advances totaling $1,000,000, pursuant to this note agreement. In March 2004, at the request of Shaar, the Company issued Thomas J. Colatosti, the chairman of the Board, a $375,000 note and Shaar a $2,125,000 note (collectively the Investors) in exchange for the October 31, 2003, $2,500,000 7% Secured Convertible Promissory Note due Shaar. The terms of the notes require the principal and accrued interest at 7% to be repaid on October 1, 2005. In the event that the Company completes a private placement of equity securities resulting in gross proceeds of at least $5,000,000 on or before June 30, 2004 the principal amount and accrued interest due under the notes are convertible, at the option of the Investors, into the securities sold in such transaction at a conversion price equal to the sale price of such securities. Upon completion of such an equity transaction, the Investors also have the right to request repayment of the note. The Investors may, at any time, elect to convert some or all of the notes into shares of the Company's common stock at a conversion price of $0.75 per share or into shares of the Company's series C preferred stock at a conversion price of $100 per share.

        Pursuant to the Agreement entered into in March 2004, the Investors converted the remaining $2,352,250 of these notes into shares of the Company's series C convertible preferred stock at the stipulated per share conversion price of $100 per share. During March 2004, Shaar, in a separate transaction, converted $1,777,500 of this note into shares of the Company's series C convertible preferred stock at the stipulated per share conversion price of $100 per share. In March 2004, Shaar, in connection with a securities purchase agreement, paid for a portion of their purchased stock and warrants by canceling $347,500 of this note.

        As of December 31, 2003, all existing long-term obligations were amended to provide, among other things, that all accrued interest be repaid on October 1, 2005. In connection with the above conversions of notes during 2004, Shaar also converted all accrued interest due thereon into shares of the Company's common stock and series C convertible preferred stock at their respective stipulated per share conversion prices of $0.75 and $100 per share.

        The conversion and exercise prices of the Company's convertible instruments, options and warrants discussed here and elsewhere were determined by individual negotiation between the Company and the individual security holders or grantees.

        Primarily all of the Company's interest expense during 2003 and 2002 related to obligations due Shaar. During 2004, interest expense to Shaar was approximately $176,000.

NOTE K—COMMITMENTS AND CONTINGENCIES

Operating Leases

        The Company does not own any real estate but conducts operations from four leased premises. These non-cancelable operating leases expire a various dates through 2009. In addition to base rent, the Company pays for property taxes, maintenance, insurance and other occupancy expenses according to the terms of the individual leases.

        In connection with the Company's acquisition of AMG in 2004, the Company entered into a sub-lease with Aether, which requires monthly lease payments in excess of existing market rates. Rent expense is recorded at market rate and charged on a straight- line basis through August 31, 2008, the termination date of the lease. The company has accrued a liability to reflect the net present value of the excess of cash payments over rent expense for the remaining term of the lease.

        Minimum rental commitments of non-cancelable operating leases are approximately as follows:

Year ending December 31,
2005	$1,226,000
2006	1,260,000
2007	1,278,000
2008	866,000
2009	23,000

$4,653,000

        Rental expense was approximately $258,000, $60,000 and $63,000 during 2004, 2003 and 2002, respectively.

Employment Agreements

        The Company has employment agreements with seven employees. These agreements allow the continuation of the employee's salary in the event of termination without cause. The agreements also acknowledge the employee's eligibility to participate in the Company's bonus and option plans, the terms of which have not yet been established. Upon completion of one year of service during 2005, one employee is eligible for options for up to 300,000 shares. As of December 31, 2004, the aggregate commitment under these agreements is approximately $930,000.

Legal Proceeding

        Prior to our acquisition of PSG in June 2003, PSG was named as a defendant in a civil action initiated in the Superior Court Department in Hampden County, Commonwealth of Massachusetts by

The Vince Group, Inc. ("TVG"). The case has since been removed to the United States District Court for the District of Massachusetts at the request of the Parties. The complaint claims that PSG is obligated to pay a percentage of certain of its revenues to TVG in consideration for a strategic business introduction allegedly made by an agent of TVG. PSG has denied the allegations and filed an answer in the litigation, and as of the date of this report the outcome of the litigation is pending. The claim is for an unspecified amount including actual damages, interest, and attorney's fees. Management believes the claim is without merit and will settle out of court for an amount which will not have a material adverse affect on our business, financial condition or operating results.

Royalty Reserve

        From time to time, the Company licenses or sells products which may include technology obtained from third parties under a royalty agreement. These agreements obligate the company to pay the third party a fixed fee, or in some instances, a percentage of the associated revenue. The fees are generally due and payable only when software has been installed and accepted by the customer. Royalty expense was approximately $23,000 during 2004.

NOTE L—STOCKHOLDERS' EQUITY

Common Stock

        In August 2004, the Company's shareholders approved amendments to its articles of incorporation which increased the number of authorized shares of common stock from 60,000,000 to 85,000,000.

        During March 2004, the company entered into a securities purchase agreement with certain institutional and accredited investors pursuant to which the Company issued and sold an aggregate of 8,888,928 shares of common stock and warrants to purchase an aggregate of 4,444,464 shares of common stock. The investors paid an aggregate purchase price of $1.35 for each share of common stock and warrant to purchase 0.5 of a share of common stock, resulting in gross proceeds of approximately $12,000,000. In connection with the securities purchase agreement, the Investor paid for a portion of their purchased stock and warrants by canceling $347,500 of outstanding debt.

        The Warrants issued in conjunction with the sale of common stock on March 31, 2004, may be exercised at any time prior to June 8, 2009. Each Warrant contains anti-dilution protection through March 31, 2005, which has resulted in a reduction of the exercise price from $1.755 to $1.35 per share. Fifty percent (50%) of any unexercised portions of the Warrants are callable by the Company if the volume weighted average trading price per share of our common stock exceeds $4.3875 per share for ten (10) consecutive trading days and the Warrants have not been exercised after forty-five (45) days' prior notice from the Company.

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

Series B 9% Convertible Preferred Stock

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

        During March 2004, the Investor converted the remaining 4,180 shares of Series B 9% convertible preferred stock and $107,693 of dividends and accrued interest thereon into 5,257 shares of the Company's series C preferred stock. All of the Company's series C preferred stock is convertible into shares of the Company's common stock at a conversion price of $.75 per share.

Series C 7% Convertible Preferred Stock

        In March 2004, we designated 100,000 shares of preferred stock as Series C Convertible Preferred Stock (the "Series C Shares"), of which 62,182 are issued and outstanding at December 31, 2004. The Series C Shares accrue a cumulative annual dividend of 7% on the $100 face amount of such shares payable in shares of common stock on June 15 and December 15 each year, and on such date that the preferred stockholder elects to convert preferred stock to common stock. As of December 31, 2004, cumulative dividends in arrears were approximately $308,900. In the event of a liquidation, dissolution or winding up of the Company, the Series C Shares have a liquidation preference of $100 per share plus all accrued and unpaid dividends thereon prior to any payment or distribution to holders of our common stock. The Series C Shares are convertible into common stock at a conversion price of $.75 per share. The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends or reclassifications. Subject to certain exceptions, in the event we issue additional shares of common stock at a purchase price less than the conversion price of the Series C Shares, the conversion price shall be lowered to such lesser price. In the event that the average closing bid price of our common stock is less than $1.00 per share for thirty (30) consecutive trading days at any time after March 3, 2007, we will be required to redeem the Series C Shares by payment of $100 per share plus all accrued and unpaid dividends due thereon.

        We are required to obtain the consent of the holders of a majority of the Series C Shares in order to, among other things, issue any shares of preferred stock that are equal to or have a preference over the Series C shares or issue any shares of preferred stock, rights, options, warrants, or any other securities convertible into common stock of the Company, other than those issued to employees of the Company in the ordinary course of their employment or to consultants or other persons providing services to the Company so long as such issuances do not exceed the conversion rights for more than 500,000 shares of common stock. We are also required to obtain such consent in order to, among other things, complete a sale or other disposition of any material assets, complete an acquisition of a material amount of assets, engage in a merger, reorganization or consolidation, or incur or guaranty any indebtedness in excess of $50,000.

Warrants

        The Company has issued warrants to certain creditors, investors, investment bankers and consultants. A summary of warrant activity is as follows:

	Outstanding	Price per share	Expiration date	Exercisable at December 31, 2004
Balance, December 31, 2001	5,811,898			5,677,898
Granted to consultants	418,000	$0.45-$1.25	2003-2006	418,000
Expired	(372,216)	$0.84-$3.60	—	(372,216)

Balance, December 31, 2002	5,857,682			5,723,682
Granted to consultants	200,000	$0.49	2006	200,000
Expired	(663,000)	$0.86-$7.50	—	(529,000)

Balance, December 31, 2003	5,394,682			5,394,682
Sold in connection with private placement	4,444,464	$1.35	2009	4,444,464
Sold in connection with convertible notes	2,222,219	$1.55	2009	2,222,219
Granted to consultants and Investment bankers	1,214,667	$0.97-$1.35	2009	1,114,667
Exercised	(3,000)	$0.65	—	(3,000)
Repurchased	(567,000)	$0.38-$1.00	—	(567,000)
Expired or cancelled	(561,932)	$0.45-$3.00	—	(561,932)

Balance, December 31, 2004	12,144,100			12,044,100

        The estimated fair value of the warrants granted during 2004, 2003 and 2002 was $4,297,620, $67,000 and $32,000, respectively. The estimated fair value of the 1,214,667 warrants granted to consultants and investment bankers in 2004 was $677,471 of the $4,297,620 total for the year. The fair value of warrants is estimated as of the grant date using the Black-Scholes pricing model utilizing the same assumptions described in the Stock-Based Compensation footnote. The estimated fair value of warrants granted for goods and services is being amortized to expense over the terms of the consulting agreements.

NOTE M—STOCK-BASED COMPENSATION

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

2004 Stock Option Plan

        On October 12, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan (the 2004 Plan). The 2004 Plan has not yet been presented to stockholders for approval and thus incentive stock options are not available under this plan. Under the terms of this plan, 4,000,000 shares of common stock are reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 85% of fair market value. The term of stock options granted may not exceed ten years. Options issued under the Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined, all options outstanding vest immediately. The Plan terminates in October 2014.

Non-Plan Stock Options

        Periodically, the Company has granted options outside of the 1996, 1999, and 2004 Plans to various employees and consultants. In the event of change in control, as defined, certain of the non-plan options outstanding vest immediately.

Summary of Option Information

        Information summarizing option activity is as follows:

	Number of Options
							Weighted average exercise price
	1996 plan	1999 plan	2004 plan	Non- Plan	Total	Range of exercise prices
Balance, December 31, 2001	390,380	1,456,669	—	1,981,000	3,828,049	.19—6.42	.86
Granted	—	380,000	—	150,000	530,000	.31—.45	.35
Expired or canceled	—	—	—	(168,000)	(168,000)	1.00	1.00

Balance, December 31, 2002	390,380	1,836,669	—	1,963,000	4,190,049	.19—6.42	.77
Granted	130,000	150,000	—	2,460,000	2,740,000	.20—1.32	.89
Exercised	—	(193,743)	—	(114,581)	(308,324)	.20	.20
Expired or canceled	(33,000)	(616,257)	—	(1,040,419)	(1,689,676)	.19—3.00	1.04

Balance, December 31, 2003	487,380	1,176,669	—	3,268,000	4,932,049	.19—6.42	.79
Granted	—	—	1,960,000	930,000	2,890,000	.93-1.62	1.14
Exercised	(251,000)	—	—	—	(251,000)	.38	.38
Expired or canceled	(5,000)	—	—	(40,000)	(45,000)	.50-3.22	.80

Balance, December 31, 2004	231,380	1,176,669	1,960,000	4,158,000	7,526,049	.19-6.42	.94

Available for future grants, December 31, 2004	174,620	629,588	2,040,000	N/A	2,844,208

        Additional information regarding outstanding options as of December 31, 2004 is as follows:

Shares under outstanding options				Shares exercisable under outstanding options
Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)	Number exercisable	Weighted average exercise price
$.19—.50	1,685,000	$.37	3.14	1,408,930	$.36
.51—.97	1,523,049.67		3.51	1,268,049.66
1.00—1.62	4,270,000	1.20	5.57	275,000	1.17
3.00—6.42	48,000	6.42	3.25	48,000	6.42

        The weighted average fair value of options granted to employees and directors during 2004, 2003 and 2002 were $0.68, $0.62 and $0.17 per share, respectively. The fair value of each option grant is estimated as of the date of the grant using the Black-Scholes option-pricing model utilizing the same assumptions presented in the proforma compensation disclosure section below.

        Non-Plan options were granted to consultants during 2004 and 2002 totaling 45,000 and 150,000 shares, respectively. The options issued in 2004 vest annually over a three-year period commencing in July 2005. The 2002 options vested quarterly over a one-year period commencing in December 2002. The estimated fair value of these Non-Plan options granted to consultants in 2004 and 2002 were $27,000 and $35,000, respectively.

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

        The Company has not adopted a method under SFAS No. 148 to expense stock options but rather continues to apply the recognition and measurement provisions of APB Opinion No.25, Accounting for Stock issued to Employees, and related interpretations in accounting for those plans. No stock-based employee compensation expense for options is reflected in net loss for the fiscal periods presented as all options granted under those plans had an exercise price equal to or lower than the market price of the underlying common stock at the date of grant.

        If compensation expense for the stock options granted had been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's proforma net loss and proforma loss per share would have been as follows:

	Years ended December 31,
	2004	2003	2002
Net loss
As reported	$(7,237,465)	$(3,826,073)	$(4,019,974)
Proforma	(7,505,465)	(3,962,073)	(4,166,974)
Loss applicable to common stockholders
As reported	$(7,651,705)	$(3,962,828)	$(4,184,939)
Proforma	(7,919,705)	(4,098,828)	(4,331,939)
Basic and diluted loss per common share
As reported	$(.22)	$(.23)	$(.32)
Proforma	(.23)	(.23)	(.33)

        In determining the proforma compensation cost of the options granted, the fair value of each grant was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to determine the fair value of each grant included the following weighted average assumptions:

	2004	2003	2002
Risk free interest rate	3.00%	1.90%	2.54%
Expected life of options (in years)	3.00	3.00	5.00
Expected dividends	—	—	—
Volatility of stock price	90%	120%	154%

NOTE N—INCOME TAXES

        Deferred taxes are due to income tax credits and net operating loss carryforwards, and to the temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of deferred taxes are as follows at December 31:

	2004	2003
Current asset:
Accrued compensation	$59,000	$20,000
Accounts receivable allowance	29,000	—
Non-current asset:
Accrued interest and other	100,000	396,000
Income tax credits	217,000	166,000
Net operating loss carryforwards	11,796,000	9,070,000
Valuation allowances	(12,201,000)	(9,652,000)

	$—	$—

        A valuation allowance equal to the full amount of the deferred tax assets has been recorded due to the uncertainty of realization of the deferred tax assets due to operating loss history of the Company. The valuation allowance could be reduced or eliminated based on future earnings and future estimates of taxable income. Similarly, income tax benefits related to stock options exercised have not been recognized in the financial statements.

        The Company has federal and state net operating loss carryforwards of approximately $32,501,000 and $14,129,000, respectively, as of December 31, 2004. These operating losses expire between 2011 and 2024. Net operating loss carryforwards are subject to the limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company.

NOTE O—FAIR VALUES OF FINANCIAL INSTRUMENTS

        The Statement of Financial Accounting Standards Board No. 107 "Disclosures about Fair Value of Financial Instruments" (SFAS 107) requires disclosure of the estimated fair value of an entity's financial instruments. Such disclosures, which pertain to the Company's financial instruments, do not purport to represent the aggregate net fair value of the Company. At December 31, 2004 and 2003, the carrying value of all material financial instruments, for which it is practicable to estimate the fair value, approximated fair value because of the short maturity of those instruments.

NOTE P—SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Years ended December 31,
	2004	2003	2002
Cash paid for:
Interest	$181,934	$—	$—
Noncash Financing Activities:
Conversion of convertible debentures and notes, bridge notes and accrued interest into common stock	2,999,293	1,573,465	322,392
Issuance of Series C preferred stock in exchange for Series B Preferred stock and cumulative dividends in arrears, thereon	525,668	—	—
Issuance of Series C preferred stock in exchange for debt	8,702,463	—	—
Issuance of common stock in exchange for options and warrants	99,222	—	—
Issuance of common stock in conjunction with PSG acquisition	3,608,940	—	—
Issuance of common stock and warrants in exchange for services	99,400	—	—
Issuance of warrants in conjunction with debt offering	1,441,320	—	—
Trade receivables assumed by prior Shareholders of AMG	54,552	—	—
Offering costs	131,211	—	—
Conversion of short-term notes and penalties into long-term notes	—	9,300,170	—
Issuance of common stock in exchange for Series A, Series B and Series C preferred stock and cumulative dividends in arrears, thereon	94,383	244,919	24,937
Issuance of warrants for reduction in payables	—	—	32,000
Securities transferred from held-to-maturity to available-for-sale	1,000,000	—	—

NOTE Q—PROFIT SHARING PLAN

        The Company has established a savings plan under section 401(k) of the Internal Revenue Code. All employees of the Company, after completing one day of service are eligible to enroll in the 401(k) plan. Participating employees may elect to defer a portion of their salary on a pre-tax basis up to the limits as provided by the IRS Code. The Company is not required to match employee contributions but may do so at its discretion. The Company made no contributions during the three years ended December 31, 2004.

NOTE R—RECLASSIFICATIONS

        Certain amounts in the 2003 and 2002 financial statements have been reclassified to conform to the 2004 and 2003 presentation. These reclassifications had no effect on the previously reported net loss or stockholders' equity (deficit).

NOTE S—FOURTH QUARTER ADJUSTMENTS

        During the fourth quarter of 2004, the Company recorded a number of adjustments to its consolidated financial statements, which individually and/or cumulatively had a material effect on its consolidated results of operations and financial condition. These adjustments included the following:

    a)
    A reduction of revenue of approximately $303,000 for certain items that were not accounted for in accordance with the Company's revenue recognition policy.

    b)
    A reduction of goodwill of approximately $104,000 as a result of the following adjustments related to the Company's two acquisitions:

Working capital purchase price adjustment	$342,000
Contingent purchase price adjustment	44,000
Recalculation of deferred rent	(312,000)
Allocation adjustments	(178,000)

Total goodwill adjustment	$104,000

NOTE T—EVENTS OCCURRING SUBSEQUENT TO DECEMBER 31, 2004

        Effective January 1, 2005, BIO-key International, Inc., a Minnesota corporation ("Old BIO-key") and the original registrant under this Registration Statement, reincorporated as BIO-key International, Inc., a Delaware corporation (the "Company," "BIO-key," "we" or "us"). The reincorporation was effected pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), whereby Old BIO-key was merged with and into the Company, its wholly owned subsidiary, in order to reincorporate in the State of Delaware (the "Reincorporation"). As a result of the Reincorporation, the legal domicile of the registrant is now Delaware.

        Pursuant to the Merger Agreement, at the effective time of the Reincorporation: (i) each outstanding share of Common Stock of Old BIO-key, $0.01 par value per share, was automatically converted into one share of Common Stock, $0.0001 par value per share, of the Company; (ii) each outstanding share of Series C 7% Convertible Preferred Stock of Old BIO-key, $0.01 par value per share, was automatically converted into one share of Series A 7% Convertible Preferred Stock, $0.0001 par value per share, of the Company, with such Series A 7% Convertible Preferred Stock containing substantially identical terms and conditions as the Series C 7% Convertible Preferred Stock of Old BIO-key; (iii) each option to purchase shares of Old BIO-key's Common Stock granted by Old BIO-key under any warrant, stock option plan or similar plan of Old BIO-key outstanding immediately before the Reincorporation was, by virtue of the Merger Agreement and without any action on the part of the holder thereof, converted into and become an option to purchase, upon the same terms and conditions, the same number of shares of the Company's Common Stock at an exercise price per share equal to the exercise price per share thereunder immediately before the Reincorporation; and (iv) each warrant, option or stock option plan of Old BIO-key was assumed by, and continues to be, a warrant, option or plan of the Company. Accordingly, as a result of the Reincorporation, the shareholders of Old BIO-key became shareholders of the Company, and Old BIO-key has been merged out of existence by operation of law.

        Each certificate representing shares of capital stock of Old BIO-key outstanding immediately before the Reincorporation will, from and after the Reincorporation, be deemed for all corporate purposes to represent the same number of shares of capital stock of the Company.

        Between January 1, 2005 and April 6, 2005, the Shaar Fund converted a total of 11,000 shares of the Company's Series A Preferred Stock and $72,187 of accrued dividends thereon into 1,562,917 shares of the Company's $0.0001 par value common stock.

        Between January 1, 2005 and April 6, 2005 Investors converted principal amount of $2,041,518 and $36,246 of accrued interest thereon into 1,536,861 shares of the Company's $0.0001 par value common stock.

        In February 2005, the Company issued an employee a stock option to purchase 155,000 shares of the Company's common stock at an exercise price $1.33 per share. The option has a term of seven (7) years and vests in three equal annual installments commencing on February 28, 2006.

        In March 2005, the Company issued a director an option to purchase 50,000 shares of the Company's common stock at an exercise price of $1.34 per share. The option has a term of seven (7) years and vests in two equal annual installments commencing on March 1, 2006.

        On March 31, 2005 the Shaar Fund exercised warrants to purchase 500,000 shares of the Company's common stock for $1.00 per share, or $500,000.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-KEY INTERNATIONAL, INC.
Date: April 14, 2005	By:	/s/ MICHAEL W. DEPASQUALE Michael W. DePasquale CHIEF EXECUTIVE OFFICER

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. DEPASQUALE Michael W. DePasquale	Chief Executive Officer and Director	April 14, 2005
/s/ FRANCIS J. CUSICK Francis J. Cusick	Chief Financial Officer, Principal Accounting Officer	April 14, 2005
/s/ THOMAS J. COLATOSTI Thomas J. Colatosti	Chairman of the Board of Directors	April 14, 2005
/s/ RICHARD E. GADDY Richard E. Gaddy	Director	April 14, 2005
/s/ JEFFREY J. MAY Jeffrey J. May	Director	April 14, 2005
/s/ CHARLES P. ROMEO Charles P. Romeo	Director	April 14, 2005
/s/ JOHN SCHOENHERR John Schoenherr	Director	April 14, 2005

EXHIBIT INDEX

Exhibit No.	Description
2.1(1)	Agreement and Plan of Merger dated as of March 30, 2004 by and among BIO-key International, Inc., BIO-Key Acquisition Corp., Public Safety Group, Inc. ("PSG") and each of the shareholders of PSG
2.2(2)	Asset Purchase Agreement dated as of August 16, 2004 by and among BIO-key International, Inc., Aether Systems, Inc., Cerulean Technologies, Inc. and SunPro, Inc.
2.3(3)	Agreement and Plan of Merger dated as of December 30, 2004 by and among BIO-key International, Inc., a Delaware corporation, and BIO-key International, Inc., a Minnesota corporation
3.1(3)	Certificate of Incorporation of BIO-key International, Inc., a Delaware corporation
3.2(3)	Certificate of Designation of Series A 7% Convertible Preferred Stock of BIO-key International, Inc., a Delaware corporation
3.3(3)	By-Laws of BIO-key International, Inc., a Delaware corporation
4.1(4)	Specimen certificates for shares of BIO-key International, Inc. common stock
10.1(4)	SAC Technologies, Inc. 1996 Stock Option Plan
10.2(5)	Amendment No. 1 to the SAC Technologies, Inc. 1996 Stock Option Plan
10.3(5)	SAC Technologies, Inc. 1999 Stock Option Plan
10.4(6)	Warrant issued to The Shaar Fund Ltd.
10.5(6)	Security Interest Provisions
10.6(6)	Employment Agreement by and between BIO-key International, Inc. and Mira LaCous dated November 20, 2001
10.7(6)	Option to Purchase 140,000 Shares of Common Stock issued to Mira LaCous
10.8(9)	Option to Purchase 150,000 Shares of Common Stock issued to Thomas J. Colatosti
10.9(9)	Non-Qualified Stock Option Agreement under the registrant's 1999 Stock Incentive Plan to Purchase 200,000 Shares of Common Stock issued to Thomas J. Colatosti
10.10(9)	Employment Agreement by and between BIO-key International, Inc. and Michael W. DePasquale dated January 3, 2003
10.11(9)	Option to Purchase 580,000 Shares of Common Stock issued to Michael W. DePasquale
10.12(9)	Note Purchase Agreement dated January 27, 2003
10.13(9)	Secured Convertible Promissory due June 30, 2004
10.14(9)	Option to Purchase 200,000 Shares of Common Stock issued to Charles P. Romeo
10.15(7)	Amendment No. 1 to Note Purchase Agreement dated October 31, 2003 by and between BIO-key International, Inc. and The Shaar Fund Ltd.
10.16(7)	Securities Exchange Agreement dated March 3, 2004 by and between BIO-key International, Inc. and The Shaar Fund Ltd.
10.17(7)	Registration Rights Agreement dated March 3, 2004 by and between BIO-key International, Inc. and The Shaar Fund Ltd.

10.18(7)	Secured Convertible Promissory Note due October 31, 2005 in the principal amount of up to $2,125,000
10.19(7)	Secured Convertible Promissory Note due October 31, 2005 in the principal amount of up to $375,000
10.20(7)	Option to Purchase 500,000 Shares of Common Stock issued to Michael W. DePasquale
10.21(7)	Option to Purchase 150,000 Shares of Common Stock issued to Thomas J. Colatosti
10.22(7)	Option to Purchase 50,000 Shares of Common Stock issued to Thomas J. Colatosti
10.23(7)	Option to Purchase 50,000 Shares of Common Stock issued to Jeff May
10.24(7)	Option to Purchase 50,000 Shares of Common Stock issued to Charles Romeo
10.25(7)	Option to Purchase 300,000 Shares of Common Stock issued to Randy Fodero
10.26(10)	Amendment Agreement dated March 30, 2004 by and between BIO-key International, Inc. and The Shaar Fund Ltd.
10.27(11)	Securities Purchase Agreement dated as of March 31, 2004 (the "March Securities Purchase Agreement") by and among BIO-key International, Inc. and each of the Purchasers named therein
10.28(11)	Form of Warrant issued by BIO-key International, Inc. pursuant to the March Securities Purchase Agreement
10.29(2)
Securities Purchase Agreement dated as of September 29, 2004 (the "Laurus Securities Purchase Agreement") by and between BIO-key International, Inc., Laurus Master Fund, Ltd. and the other Purchasers party thereto
10.30(2)	Form of Secured Convertible Term Note issued by BIO-key International, Inc. pursuant to the Laurus Securities Purchase Agreement
10.31(2)	Form of Common Stock Purchase Warrant issued by BIO-key International, Inc. pursuant to the Laurus Securities Purchase Agreement
10.32(2)	Master Security Agreement dated as of September 29, 2004 by and between BIO-key International, Inc., Public Safety Group, Inc. and Laurus Master Fund, Ltd., as Collateral Agent
10.33(2)	Subsidiary Guaranty dated as of September 29, 2004 made by Public Safety Group, Inc. in favor of Laurus Master Fund, Ltd. and the other Purchasers party thereto
10.34(2)	Stock Pledge Agreement dated as of September 29, 2004 by and between BIO-key International, Inc. and Laurus Master Fund, Ltd. and the other Purchasers party thereto
10.35(2)	Registration Rights Agreement dated as of September 29, 2004 by and between BIO-key International, Inc., Laurus Master Fund, Ltd. and the other Purchasers party thereto
10.36(2)
Securities Purchase Agreement dated as of September 29, 2004 (the "Shaar Securities Purchase Agreement") by and between BIO-key International, Inc., The Shaar Fund, Ltd. and the other Purchasers party thereto
10.37(2)	Form of Convertible Term Note issued by BIO-key International, Inc. pursuant to the Shaar Securities Purchase Agreement
10.38(2)	Form of Common Stock Purchase Warrant issued by BIO-key International, Inc. pursuant to the Shaar Securities Purchase Agreement

10.39(2)	Registration Rights Agreement dated as of September 29, 2004 by and between BIO-key International, Inc., The Shaar Fund, Ltd. and the other Purchasers party thereto
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
10.42(2)	Subordinated Secured Promissory Note dated September 30, 2004 issued by BIO-key International, Inc. and Public Safety Group, Inc. in favor of Aether Systems, Inc.
10.43(12)	Option to Purchase 200,000 shares of common stock issued to Harlan Plumley
10.44(12)	Employment Agreement dated as of September 15, 2004 by and between BIO-key International, Inc. and Harlan Plumley
10.45(12)	Option to Purchase 300,000 shares of common stock issued to Kenneth Souza
10.46(12)	Employment Agreement dated as of October 4, 2004 by and between BIO-key International, Inc. and Kenneth Souza
10.47(12)	Option to Purchase 50,000 shares of common stock issued to Richard Gaddy
10.48(12)	BIO-Key International, Inc. 2004 Stock Incentive Plan
10.49(12)	Warrant to purchase 10,000 shares of Common Stock issued to Krieger & Prager LLP on November 26, 2001
10.50(12)	Warrant to purchase 100,000 shares of Common Stock issued to The November Group Ltd. on July 14, 2004
10.51(12)	Warrant to purchase 230,000 shares of Common Stock issued to Jesup & Lamont Securities Corp. on March 31, 2004
10.52(12)	Warrant to purchase 105,000 shares of Common Stock issued to Douglass Bermingham on March 31, 2004
10.53(12)	Warrant to purchase 60,000 shares of Common Stock issued to Mason Sexton on March 31, 2004
10.54(12)	Warrant to purchase 22,000 shares of Common Stock issued to David Moss on March 31, 2004
10.55(12)	Warrant to purchase 22,000 shares of Common Stock issued to Patrick Gaynes on March 31, 2004
10.56(12)	Warrant to purchase 5,000 shares of Common Stock issued to Tom DuHamel on March 31, 2004
21.1(12)	List of subsidiaries of BIO-Key International, Inc.
23.1(8)	Consent of Divine, Scherzer & Brody, Ltd.
31.1(8)	Certificate of CEO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2(8)	Certificate of CFO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1(8)	Certificate of CEO of Registrant required under Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended
32.2(8)	Certificate of CFO of Registrant required under Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

(1)
Filed as an exhibit to the registrant's current report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2004 and incorporated herein by reference.

(2)
Filed as an exhibit to the registrant's current report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2004 and incorporated herein by reference.

(3)
Filed as an exhibit to the registrant's current report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2005 and incorporated herein by reference.

(4)
Filed as an exhibit to the registrant's registration statement on Form SB-2, File No. 333-16451 dated February 14, 1997 and incorporated herein by reference.

(5)
Filed as an exhibit to the registrant's annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2000 and incorporated herein by reference.

(6)
Filed as an exhibit to the registrant's current report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2001 and incorporated herein by reference.

(7)
Filed as an exhibit to the registrant's annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 26, 2004 and incorporated herein by reference.

(8)
Filed herewith.

(9)
Filed as an exhibit to the registrant's annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2003 and incorporated herein by reference.

(10)
Filed as an exhibit to the registrant's registration statement on Form SB-2, File No. 333-115037 dated April 30, 2004 and incorporated herein by reference.

(11)
Filed as an exhibit to the registrant's current report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2004 and incorporated herein by reference.

(12)
Filed as an exhibit to the registrant's registration statement on Form SB-2, File No. 333-120104 dated October 29, 2004 and incorporated herein by reference.

QuickLinks

PART I
PRIVATE SECURITIES LITIGATION REFORM ACT
  ITEM 1. DESCRIPTION OF BUSINESS
RISK FACTORS
Business and Financial Risks
Risks Related To Our Common Stock
  ITEM 2. DESCRIPTION OF PROPERTY
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7. FINANCIAL STATEMENTS
  ITEM 8A. CONTROLS AND PROCEDURES
PART III
  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
  ITEM 10. EXECUTIVE COMPENSATION
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 13. EXHIBITS
  ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES
  ITEM 7—FINANCIAL STATEMENTS
  Report of Independent Certified Public Accountants
BIO-key International, Inc. and Subsidiary BALANCE SHEETS
BIO-key International, Inc. and Subsidiary STATEMENTS OF OPERATIONS
BIO-key International, Inc. and Subsidiary STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
BIO-key International, Inc. and Subsidiary STATEMENTS OF CASH FLOWS
BIO-key International, Inc. and Subsidiary NOTES TO THE FINANCIAL STATEMENTS December 31, 2004, 2003 and 2002
  NOTE A—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  NOTE B—ACQUISITIONS
  NOTE C—CONCENTRATION OF RISK
  NOTE D—COSTS AND EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS
  NOTE E—PREPAID EXPENSES
  NOTE F—EQUIPMENT AND LEASEHOLD IMPROVEMENTS
  NOTE G—OTHER ASSETS
  NOTE H—ACCRUED LIABILITIES
  NOTE I—NOTE PAYABLE
  NOTE J—LONG-TERM OBLIGATIONS
  NOTE K—COMMITMENTS AND CONTINGENCIES
  NOTE L—STOCKHOLDERS' EQUITY
  NOTE M—STOCK-BASED COMPENSATION
  NOTE N—INCOME TAXES
  NOTE O—FAIR VALUES OF FINANCIAL INSTRUMENTS
  NOTE P—SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
  NOTE Q—PROFIT SHARING PLAN
  NOTE R—RECLASSIFICATIONS
  NOTE S—FOURTH QUARTER ADJUSTMENTS
  NOTE T—EVENTS OCCURRING SUBSEQUENT TO DECEMBER 31, 2004
SIGNATURES
EXHIBIT INDEX