Form 10QSB
period 2005-03-31
BIO KEY INTERNATIONAL INC
filed 2005-05-16
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the Transition Period from              to

Commission file number 1-13463

BIO-KEY INTERNATIONAL, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

DELAWARE	41-1741861
(State or Other Jurisdiction of Incorporation of Organization)	(IRS Employer Identification Number)

3349 HIGHWAY 138,BUILDING D, SUITE B, WALL, NJ  07719

(Address of Principal Executive Offices)

(732) 359-1100

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

Yes  ☐   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date : There were 44,782,217 issued and outstanding shares of the registrant’s common stock, par value $.0001 per share, as of May 12, 2005.

Transitional Small Business Disclosure Format (check one):  Yes  ☐  No  ☒

BIO-KEY INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2005	December 31, 2004
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,370,585	$956,230
Marketable securities	—	1,000,000
Receivables
Billed, less allowance for doubtful receivables of $209,102 and $422,393, respectively	2,482,388	1,698,144
Unbilled	605,523	310,523
Due from selling stockholders	60,793	60,793
Costs and earnings in excess of billings on uncompleted contracts	6,040,927	6,292,603
Inventory	29,599	29,599
Prepaid expenses and other	208,222	190,027

Total current assets	10,798,037	10,537,919

EQUIPMENT AND LEASEHOLD IMPROVEMENTS - AT COST, less accumulated depreciation	658,859	644,101

OTHER ASSETS
Costs and earnings in excess of billings on uncompleted contracts	657,000	657,000
Deposits	2,258,191	2,761,134
Intangible assets – less accumulated amortization	3,954,286	4,177,279
Goodwill	11,374,946	12,067,248
	18,244,423	19,662,661

	$29,701,319	$30,844,681

See accompanying notes to the consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	March 31, 2005	December 31, 2004
	(Unaudited)
CURRENT LIABILITIES
Current maturities of long-term obligations	$3,254,511	$3,255,182
Advances from stockholders	—	12,753
Accounts payable	1,109,874	1,325,282
Billings in excess of costs and earnings on uncompleted contracts	1,404,165	760,807
Accrued liabilities	5,448,507	4,639,619
Deferred rent	405,605	393,676
Deferred revenue	3,535,164	3,166,356

Total current liabilities	15,157,826	13,553,675

LONG-TERM OBLIGATIONS, less discounts and current maturities	2,696,322	5,286,951

DEFERRED RENT	1,205,468	1,311,454

DEFERRED REVENUE	53,317	71,203

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock – authorized, 5,000,000 shares of $.0001 par value (liquidation preference of $100 per share)
Series A 7% Convertible; issued and outstanding 51,182 shares of $.0001 par value	5	—
Series C 7% Convertible; issued and outstanding 62,182 shares of $.01 par value	—	622
Common stock – authorized, 85,000,000 shares; issued and outstanding 44,344,251 shares of $.0001 par value and 40,680,691 shares of $0.01 par value, respectively	4,434	406,807
Additional contributed capital	48,451,055	45,325,173
Accumulated deficit	(37,867,108)	(35,111,204)
	10,588,386	10,621,398

	$29,701,319	$30,844,681

See accompanying notes to the consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues
Services	$3,059,854	$42,563
License fees and other	840,537	269,323
	3,900,391	311,886
Costs and other expenses
Cost of services	835,565	—
Cost of license fees and other	327,857	5,778
Selling, general and administrative	2,846,623	820,953
Research, development and engineering	2,075,070	262,761
	6,085,115	1,089,492

Operating loss	(2,184,724)	(777,606)

Other income (deductions)
Interest income	26,062	—
Interest expense	(505,055)	(136,620)
Other	(20,000)	2,348
	(498,993)	(134,272)

NET LOSS	$(2,683,717)	$(911,878)

Basic and diluted loss to common stockholders
Net loss	$(2,683,717)	$(911,878)
Convertible preferred stock dividends and accretion	(10,692)	(13,348)

Loss applicable to common stockholders	$(2,694,409)	$(925,226)

Basic and diluted loss per common share
Net loss	$(.06)	$(.04)
Convertible preferred stock dividend and accretion	—	—

Loss applicable per common share	$(.06)	$(.04)

Weighted average number of shares	42,662,253	23,845,247

See accompanying notes to the consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net loss	$(2,683,717)	$(911,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	58,590	6,995
Amortization
Intangible assets	222,993	—
Discounts on convertible debt related to warrants and beneficial conversion features	133,341	—
Allowance for doubtful receivables	19,790	2,000
Loss on sale of investment	20,000	—
Write off deferred offering costs	—	81,900
Deferred rent	(94,057)	—
Change in assets and liabilities:
Accounts receivable	(616,393)	(334,292)
Costs in excess of billings	92,235	—
Inventories	—	6,233
Prepaid expenses and other	(18,195)	131,525
Accounts payable	(238,721)	(124,191)
Accrued liabilities	776,864	103,494
Billings in excess of costs	1,054,043	—
Deferred revenue	350,922	83,280

Net cash used in operating activities	(922,305)	(954,934)

Cash flows from investing activities
Acquisition of PSG	—	(498,937)
Capital expenditures	(73,348)	(17,399)
Investment	—	(50,000)
Proceeds from sale of marketable debt securities	980,000	—
Proceeds from sale of trademark	50,000	—
Deposits	502,943	—
Other	—	(6,869)

Net cash provided by (used in) investing activities	1,459,595	(573,205)

Cash flows from financing activities
Issuance of long-term obligations	—	1,000,000
Net advance from (to) stockholders	(12,753)	(6,232)
Repay long term obligations	(738,346)	—
Exercise of warrants and options	528,164	—
Refund of offering costs	100,000	—

Net cash provided by (used in) financing activities	(122,935)	993,768

NET INCREASE (DECREASE) IN CASH	414,355	(534,371)

Cash and cash equivalents, beginning of period	956,230	1,012,790

Cash and cash equivalents, end of period	$1,370,585	478,419

See accompanying notes to the consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005 (Unaudited) and December 31, 2004

1.             BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements include the accounts of BIO-key International, Inc. and its wholly owned subsidiary (collectively, the “Company”) and are stated in conformity with accounting principles generally accepted in the United States, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted.  Significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the financial position and the results of its operations and cash flows for the periods presented. It is suggested that these interim consolidated financial statements are read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation. These reclassifications had no effect on the previously reported net loss or stockholders’ equity.

2.             LIQUIDITY AND CAPITAL RESOURCE MATTERS

Broad commercial acceptance of the Company’s technology is critical to the Company’s success and ability to generate revenues. The Company has only recently begun to generate significant revenues, has suffered recurring losses from operations and has a working capital deficit.

The Company is in need of additional capital. The Company is currently considering various alternatives related to raising additional capital including continued funding from an investment group and new funding from other sources. No assurance can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained to meet its needs, or that such financing would not be dilutive to existing shareholders.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The matters described in the preceding paragraphs raise substantial doubt about the Company's ability to continue as a going concern. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to obtain additional financing, meet its financing requirements on a continuing basis, and succeed in its future operations. The accompanying financial statements do not include any adjustments that may result from the uncertainty regarding the Company’s ability to continue as a going concern.

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

4.             EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements at March 31, 2005 and December 31, 2004 consisted of the following:

	March 31, 2005	December 31, 2004
Equipment	$398,178	$348,298
Furniture and fixtures	175,649	162,593
Software	93,802	88,302
Leasehold improvements	170,668	165,756
	838,297	764,949
Less accumulated depreciation and amortization	179,438	120,848
	$658,859	$644,101

5.             GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill resulted from the acquisition of Public Safety Group, Inc. and certain assets and assumed liabilities of the Mobile Government Division of Aether Systems, Inc. in 2004. As provided by SFAS No. 142, the Company has elected to perform the annual assessment of the carrying value of all goodwill as of August 1 each year using a number of criteria, including the value of the overall enterprise. As of March 31, 2005, the Company believes no material impairment exists.  Future impairment charges from existing operations or other acquisitions, if any, will be reflected as an operating expense in the statement of operations.

As of December 31, 2004, goodwill totaled $12,067,248. During the first quarter of 2005, the Company made an additional allocation adjustment of $692,302, resulting in a goodwill balance of $11,374,946 as of March 31, 2005.

Other intangible assets as of March 31, 2005 and December 31, 2004 consisted of the following:

	March 31,	December 31,
	2005	2004

Copyrighted software	$1,181,429	$1,181,429
Customer relationships	1,009,000	1,009,000
Trademarks	807,872	807,872
Developed technology	710,000	710,000
Marketing agreements	605,340	605,340
Patents pending	217,994	217,994
Financing fees and other	84,840	84,840
	4,616,475	4,616,475
Less accumulated amortization	662,189	439,196

	$3,954,286	$4,177,279

Aggregate amortization expense for the three months ended March 31, 2005 and 2004, was $222,993 and $0, respectively.

6.             ACCRUED LIABILITIES

Accrued liabilities at March 31, 2005 and December 31, 2004 consisted of the following:

	March 31, 2005	December 31, 2004

Contract costs not yet invoiced by vendors	$3,779,013	$3,301,442
Compensation	951,744	634,894
Royalties	268,373	254,055
Interest	180,483	227,680
Other	268,894	221,548

	$5,448,507	$4,639,619

7.             STOCKHOLDERS EQUITY

Common Stock

During the three months ended March 31, 2005, Investors converted convertible term notes in the aggregate principal amount of $1,986,294 and  $36,245 of accrued interest thereon into 1,498,178 shares of the Company’s common stock.

Additional Contributed Capital

In connection with an arbitration settlement, additional contributed capital increased by $100,000 as a result of a refund of offering costs received from the Company’s investment bankers.

Series A Convertible Preferred Stock

During the three months ended March 31, 2005, The Shaar Fund Ltd. converted a total of 11,000 shares of the Company’s Series A Preferred Stock and $72,187 of accrued dividends thereon into 1,562,917 shares of the Company’s $0.0001 par value common stock.

As of March 31, 2005, approximately $283,000 cumulative dividends had been earned on the Series A preferred stock.

Options and Warrants

The following summarizes option and warrant activity since December 31, 2004:

	1996 Plan	1999 Plan	2004 Plan	Non- Plan	Warrants	Total

Balance, December 31, 2004	231,380	1,176,669	1,960,000	4,158,000	12,144,112	19,670,161

Granted	—	—	205,000	—	—	205,000
Exchanged	18,018	(17,544)	—	—	—	474
Exercised	(96,668)	(97,000)	—	—	(525,000)	(718,668)
Expired or cancelled	(2,730)	—	—	(470,000)	(67,500)	(540,230)

Balance, March 31, 2005	150,000	1,062,125	2,165,000	3,688,000	11,551,612	18,616,737

Available for future grants, March 31, 2005	159,332	647,132	1,835,000	—	—	2,641,464

In January 2005, the Company agreed to exchange an employee's 1999 Plan stock option of 17,544 shares for a 1996 Plan stock option of 18,018 shares. This employee along with another employee exercised options for 20,288 shares of the Company's common stock at a cost of $7,914.

In January 2005, warrants to purchase 10,000 shares of the Company's common stock were exercised on a cashless basis. This transaction resulted in the Company issuing an aggregate of 3,070 shares of the Company's common stock.

In January 2005, a former employee exercised an option for 97,000 shares of the Company's common stock in exchange for the cancellation of 60,195 shares of the Company's common stock previously owned by the former employee.

In January 2005, options to purchase 76,380 shares of the Company's common stock were exercised on a cashless basis. This transaction resulted in the Company issuing an aggregate of 27,302 shares of the Company's common stock.

During the three months ended March 31, 2005, warrants for 515,000 shares of the Company's common stock were exercised for $520,250.

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

If compensation expense for the stock options granted had been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s proforma net loss and proforma loss per share would have been as follows:

	Three Months Ended March 31,
	2005	2004
Net loss
As reported	$(2,683,717)	$(1,055,286)
Proforma	(2,894,717)	(1,072,286)

Loss applicable to common stockholders
As reported	$(2,694,409)	$(1,055,286)
Proforma	(2,905,409)	(1,072,286)

Basic and diluted loss per commonshare
As reported	$(.06)	$(0.07)
Proforma	(.07)	(0.07)

8.             Supplementary Disclosures of Cash Flow Information

	Three Months Ended March 31,
	2005	2004
Cash paid for:
Interest	$329,952	$1,006

Noncash Financing Activities:
Conversion of convertible debentures and notes, bridge notes and accrued interest into common stock	2,022,541	2,864,293
Issuance of Convertible Preferred Shares in exchange for Series B preferred stock and cumulative dividends in arrears thereon	—	525,668
Issuance of Convertible Preferred Shares in exchange for debt	—	8,327,463
Issuance of common stock in exchange for escrow receivable net of offering costs	—	11,234,406
Issuance of common stock in conjunction with PSG acquisition	—	3,608,939
Issuance of common stock in exchange for Series A preferred stock and cumulative dividends in arrears, thereon	72,188	—
Cashless exercise of options and warrants	164,075	—
Goodwill allocation adjustment	692,302	—

9.             Events Occurring Subsequent to March 31, 2005

Between April 1, 2005 and May 2, 2005 The Shaar Fund Ltd. converted unsecured convertible term notes in the aggregate principal amount of $103,892 into 76,957 shares of the Company’s common stock.

On April 28, 2005 The Shaar Fund Ltd. loaned $250,000 to the Company. The amount loaned bears interest at 10% per annum and is due May 28, 2005.

On May 5, 2005 The Shaar Fund Ltd. converted a total of 2,500 shares of the Company’s Series A Preferred Stock and $20,757 of accrued dividends thereon into 361,009 shares of the Company’s common stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

The information contained in this Report on Form 10-QSB and in other public statements by the Company and Company officers include or may contain certain forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933 and Section 21E of the U.S. Securities Exchange of 1934.  All statements other than statements of historical facts contained in this Report on Form 10-QSB, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements.  The words “anticipate,” “believe,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in the forward-looking statements are reasonable, we cannot be sure that they will be achieved.  Actual results may differ materially from the forward-looking statements contained herein due to a number of factors. Many of these factors are set forth in the Company’s Annual Report on Form 10-KSB under the caption “Risk Factors” and other filings with the Securities and Exchange Commission.  These factors are not intended to represent a complete list of the general or specific factors that may affect us.  It should be recognized that other factors, including general economic factors and business strategies may be significant, presently or in the future.  Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW

The following should be read in conjunction with the financial statements of the Company included elsewhere herein.

BIO-key International, Inc., a Delaware corporation (the “Company,” “BIO-key,” “we,” or “us”) founded in 1993, delivers advanced finger based biometric identification and security solutions and information services to law enforcement, fire service, and emergency medical service agencies as well as other government and private sector customers.  BIO-key’s mobile wireless technology provides first responders with critical, reliable, real-time data and images from local, state, and national databases.  More than 2,500 police, fire, and emergency services departments in North America currently use BIO-key solutions, making the company a leading supplier of mobile and wireless solutions for public safety.

Effective January 1, 2005, BIO-key International, Inc., a Minnesota corporation (“Old BIO-key”) reincorporated as the Company.  The reincorporation was effected pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), whereby Old BIO-key was merged with and into the Company, its wholly owned subsidiary, in order to reincorporate in the State of

Delaware (the “Reincorporation”).  As a result of the Reincorporation, the legal domicile of the Company is now Delaware.

BIO-key has four major product lines: biometrics, handheld mobile software/devices, mobile information software and records management software for fire service/EMS agencies.

We actively market and sell our biometric technology to biometric system integrators and resellers who are focused on the security and logical access markets.  A number of BIO-key’s customers have begun to deploy its technology on a run-time basis, which is generating recurring revenues.

BIO-key’s public safety offerings are sold directly to counties, cities, or towns across North America and to Computer Aided Dispatch/Records Management System application providers and system integrators who include BIO-key’s mobile data and fire records management software as part of their overall deliverables for their customers.  Most often, public safety offerings for small sized cities or towns are provided by BIO-key authorized resellers.

We are a leading supplier of mobile data solutions for police and fire service agencies using laptop computers as well as applications for handheld mobile delivery on different devices, including Blackberries, PDAs, Smartphones, and tablet notebook computers located in police vehicles.  BIO-key handheld offerings are particularly suited for specialty units and investigators that work remotely and do not have access to a conventional office desktop computer or a laptop computer.

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

Usage Fees:  Usage fees are charged on certain applications based on the customer’s volume of use.  Usage revenue is recognized based on the actual level of activity used by the customer or, in the case of fixed-fee arrangements, ratably over the arranged time period.

The Company provides customers, free of charge or at a minimal cost, testing kits which potential licensing customers may use to test compatibility/acceptance of the Company’s technology with the customer’s intended applications.

     Accounts Receivable. Accounts receivable billed and unbilled are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions.  Accounts receivable are written off when deemed uncollectible.  Recoveries of accounts receivable previously written off are recorded when received.

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

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) requires goodwill to be tested for impairment using a two - step process. The first step compares the fair value of the reporting unit with the unit’s carrying amount, including goodwill. When the carrying amount of the reporting unit is greater than the unit’s implied fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of impairment charge, if any. In this step, if the carrying amount is greater than the reporting unit’s implied fair value, the carrying amount must be written down to its implied fair value. We operate in two reporting units; PSG and AMG. Goodwill is required to be tested for impairment at least annually, or more frequently when events and circumstances indicate that recorded goodwill might be impaired. We performed the goodwill assessment of PSG during the fourth quarter of 2004 and determined there was no impairment. As provided by SFAS No. 142, the Company has elected to perform the annual assessment of the carrying value of all goodwill as of August 1 each year. Factors we consider to be indicators of impairment include; significant underperformance relative to historical or projected future operating results, significant negative industry or economic trends, significant decline in our stock price for a sustained period and a decline in our market capitalization below net book value.

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

We plan to adopt SFAS 123R on January 1, 2006 using the modified prospective application method described in the statement. Under the modified prospective application method, we will apply the standard to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the unvested portion of awards outstanding as of the required effective date will be recognized as compensation expense as the requisite service is rendered after the required effective date.  We are evaluating the impact of adopting SFAS 123R and expect that we will record substantial non-cash stock compensation expenses. The adoption of SFAS 123R is not expected to have a significant effect on  cash flows but is expected to have a significant adverse effect on our results of operations. The future impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend upon the levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss attributable to common stockholders included in the Stockholders’ Equity footnote.

RESULTS OF OPERATIONS

On March 30, 2004, we completed the acquisition of Public Safety Group, Inc. (“PSG”), a leader in wireless solutions for law enforcement and public safety markets. On September 30, 2004, we completed our acquisition of the Mobile Government division of Aether Systems, Inc.  Accordingly, results for the three months ended March 31, 2005 include the results of these operations. It is expected that the Company’s reported revenues and expenses in 2005 will increase significantly over the prior year periods during the second and third quarters due to the absence of Mobile Government operations in prior year results.

THREE MONTHS ENDED MARCH 31, 2005 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Revenue

Services revenue, which includes maintenance, technical support and other professional services, was approximately $3,060,000 during the three months ended March 31, 2005 as compared to approximately $43,000 during the corresponding period in 2004.

License fees and other revenue, which principally includes software license fees and hardware sales, were approximately $841,000 during the three months ended March 31, 2005 as compared to approximately $269,000 during the corresponding period in 2004.

The increases in both cases were due to revenue from Mobile Government which was acquired late in 2004.

Costs And Other Expenses

Costs of services were approximately $836,000 during the three months ended March 31, 2005 as compared to approximately $0 during the prior year period.

Costs of license and other were approximately $328,000 during the three months ended March 31, 2005 as compared to approximately $6,000 during the corresponding period in 2004.

The increases in both cases were due to the acquisitions of PSG and Mobile Government in 2004.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased to approximately $2,847,000 during the first quarter of 2005 from approximately $821,000 in 2004. The increase was due to the acquisitions completed in 2004, which increased selling, general and administrative headcount from 9 to 48. We expect selling, general and administrative headcount to remain stable during the remainder of 2005.

Research and Development.  Research and development expenses increased to approximately $2,075,000 during the first quarter of 2005 from approximately $263,000 in 2004. The increase was due to the acquisitions completed in 2004, which increased research and development  headcount from 7 to 68. We expect research and development headcount to remain stable during 2005.

Interest Expense.  Interest expense increased to approximately $505,000 during the three months ended March 31, 2005 from approximately $137,000 during the prior year period. The increase in 2005 is due in part to a higher average outstanding debt balance and higher interest rates. In addition, 2005 interest expense includes interest on the deferred rent obligation from the Mobile Government acquisition, letter of credit fee and amortization of debt discounts.

Net Operating Loss Carryforwards.       As of December 31, 2004, we had federal and state net operating loss carryforwards of approximately $32,501,000 and $14,129,000, respectively. The carryforwards expire between 2011 and 2024. Such net operating loss carryforwards are subject to the limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during the three months ended March 31, 2005 was approximately $922,000 compared to approximately $955,000 during the three months ended March 31, 2004. The primary use of cash for both years was to fund the net loss. Net cash provided by investing activities for the three months ended March 31, 2005 was approximately $1,460,000 compared to net cash used in investing activities of approximately $573,000 for the corresponding period in 2004. The 2005 amount consisted of approximately $980,000 from sale of marketable securities, $503,000 in proceeds from deposit refunds and $50,000 in proceeds from the sale of a trademark. These amounts were partially offset by fixed asset purchases of approximately $73,000. Net cash used in financing activities during the three months ended March 31, 2005 was approximately $123,000 compared to net cash provided by financing activities of approximately $994,000 in the corresponding period in 2004. The 2005 amount included debt repayments of approximately $751,000, which were partially offset by approximately $528,000 in proceeds from warrant and option exercises.

Working capital deficit at March 31, 2005 was approximately $4,360,000 as compared to a deficit of approximately $3,016,000 at December 31, 2004.

Since January 7, 1993 (date of inception), our capital needs have been principally met through proceeds from the sale of equity and debt securities.

We do not expect any material capital expenditures during the next twelve months.

We will need to obtain additional funding to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. Due to several factors, including our history of losses and limited revenue, our independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2004 as to the substantial doubt about our ability to continue as a going concern. Our long – term viability and growth will depend on the successful commercialization of our technologies and our ability to obtain adequate financing.

To the extent that we require such additional funding, no assurance can be given that any form of additional financing will be available on terms acceptable to us, that adequate financing will be obtained to meet our needs, or that such financing would not be dilutive to existing stockholders. If available financing is insufficient or unavailable or we fail to continue to generate meaningful revenue, we may be required to further reduce operating expenses, delay the expansion of operations, or be unable to pursue merger or acquisition candidates.

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

CONTRACTUAL OBLIGATIONS

The following is a summary of our contractual obligations as of March 31, 2005:

	Year Ending December 31,
	2005	2006	2007	2008	2009
Convertible Notes	$2,829,000	$3,305,000	$1,106,000	$—	$—

Leases	920,000	1,260,000	1,278,000	866,000	23,000

Total Commitments	$3,749,000	$4,565,000	$2,384,000	$866,000	$23,000

The convertible notes have a maturity date of not later than September 29, 2007.

The Company does not own any real estate but conducts operations from four leased premises.  These non-cancelable operating leases expire at various dates through 2009. In addition to base rent, the Company pays for property taxes, maintenance, insurance and other occupancy expenses according to the terms of the individual leases.

ITEM 3.  CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out by the Company under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  As part of this evaluation, the Company's CEO and CFO reviewed a letter dated April 18, 2005 from the Company's independent auditors to the Audit Committee of the Company's Board of Directors, which identified several material weaknesses in the Company's internal control systems.  In particular, the Company's auditors stated that they found the Company to be deficient in its design and implementation of its internal control system and that, due to two recent acquisitions, the Company is not staffed properly in its accounting and reporting department, and it may not have appropriate accounting and reporting software.  Based upon their evaluation, the Company’s CEO and CFO concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.  However, the Company is in the process of addressing these issues to ensure that the Company's disclosure controls and procedures are improved so as to provide such reasonable assurance.  Specifically, the Company has hired additional staff during fiscal 2005 and has retained the services of several financial consultants to assist the finance and accounting staff.  There has been no change in the Company’s internal control over financial reporting identified in connection with that evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.             Between January 4, 2005 and March 18, 2005 Investors converted convertible notes in the aggregate principal amount of $1,986,295 and $36,246 of accrued interest thereon into 1,498,178 shares of the Company’s common stock. These securities were issued in a private placement transaction exempt from registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

2.             Between January 10, 2005 and March 23, 2005, The Shaar Fund Ltd. converted a total of 11,000 shares of the Company’s Series A Preferred Stock and $72,187 of accrued dividends thereon into 1,562,917 shares of the Company’s common stock. These securities were issued in a private placement transaction exempt from registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

3.             On March 31, 2005 The Shaar Fund Ltd. exercised warrants to purchase 500,000 shares of the Company’s common stock for $1.00 per share, or $500,000. These securities were issued in a private placement transaction exempt from registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

ITEM 6.  EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-Key International, Inc.

Dated: May 16, 2005	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer

Dated: May 16, 2005	/s/ Francis J. Cusick
Francis J. Cusick
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1(1)	Agreement and Plan of Merger dated as of March 30, 2004 by and among BIO-key International, Inc., BIO-Key Acquisition Corp., Public Safety Group, Inc. (“PSG”) and each of the shareholders of PSG
2.2(2)	Asset Purchase Agreement dated as of August 16, 2004 by and among BIO-key International, Inc., Aether Systems, Inc., Cerulean Technologies, Inc. and SunPro, Inc.
2.3(3)	Agreement and Plan of Merger dated as of December 30, 2004 by and among BIO-key International, Inc., a Delaware corporation, and BIO-key International, Inc., a Minnesota corporation.
3.1(3)	Certificate of Incorporation of BIO-key International, Inc., a Delaware corporation.
3.2(3)	Certificate of Designation of Series A 7% Convertible Preferred Stock of BIO-key International, Inc., a Delaware corporation.
3.3(3)	By-Laws of BIO-key International, Inc., a Delaware corporation.
4.1(4)	Specimen certificates for shares of BIO-key International, Inc. common stock
10.1(4)	SAC Technologies, Inc. 1996 Stock Option Plan
10.2(5)	Amendment No. 1 to the SAC Technologies, Inc. 1996 Stock Option Plan
10.3(5)	SAC Technologies, Inc. 1999 Stock Option Plan
10.4(6)	Warrant issued to The Shaar Fund Ltd.
10.5(6)	Security Interest Provisions
10.6(6)	Employment Agreement by and between BIO-key International, Inc. and Mira LaCous dated November 20, 2001
10.7(6)	Option to Purchase 140,000 Shares of Common Stock issued to Mira LaCous
10.8(9)	Option to Purchase 150,000 Shares of Common Stock issued to Thomas J. Colatosti
10.9(9)	Non-Qualified Stock Option Agreement under the registrant’s 1999 Stock Incentive Plan to Purchase 200,000 Shares of Common Stock issued to Thomas J. Colatosti
10.10(9)	Employment Agreement by and between BIO-key International, Inc. and Michael W. DePasquale dated January 3, 2003
10.11(9)	Option to Purchase 580,000 Shares of Common Stock issued to Michael W. DePasquale
10.12(9)	Note Purchase Agreement dated January 27, 2003
10.13(9)	Secured Convertible Promissory due June 30, 2004
10.14(9)	Option to Purchase 200,000 Shares of Common Stock issued to Charles P. Romeo
10.15(7)	Amendment No. 1 to Note Purchase Agreement dated October 31, 2003 by and between BIO-key International, Inc. and The Shaar Fund Ltd.
10.16(7)	Securities Exchange Agreement dated March 3, 2004 by and between BIO-key International, Inc. and The Shaar Fund Ltd.
10.17(7)	Registration Rights Agreement dated March 3, 2004 by and between BIO-key International, Inc. and The Shaar Fund Ltd.
10.18(7)	Secured Convertible Promissory Note due October 31, 2005 in the principal amount of up to $2,125,000
10.19(7)	Secured Convertible Promissory Note due October 31, 2005 in the principal amount of up to $375,000
10.20(7)	Option to Purchase 500,000 Shares of Common Stock issued to Michael W. DePasquale

10.21(7)	Option to Purchase 150,000 Shares of Common Stock issued to Thomas J. Colatosti
10.22(7)	Option to Purchase 50,000 Shares of Common Stock issued to Thomas J. Colatosti
10.23(7)	Option to Purchase 50,000 Shares of Common Stock issued to Jeff May
10.24(7)	Option to Purchase 50,000 Shares of Common Stock issued to Charles P. Romeo
10.25(7)	Option to Purchase 300,000 Shares of Common Stock issued to Randy Fodero
10.26(10)	Amendment Agreement dated March 30, 2004 by and between BIO-key International, Inc. and The Shaar Fund Ltd.
10.27(11)	Securities Purchase Agreement dated as of March 31, 2004 (the “March Securities Purchase Agreement”) by and among BIO-key International, Inc. and each of the Purchasers named therein.
10.28(11)	Form of Warrant issued by BIO-key International, Inc. pursuant to the March Securities Purchase Agreement.
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

10.42(2)	Subordinated Secured Promissory Note dated September 30, 2004 issued by BIO-key International, Inc. and Public Safety Group, Inc. in favor of Aether Systems, Inc.
10.45(12)	Option to Purchase 300,000 shares of common stock issued to Kenneth Souza
10.46(12)	Employment Agreement dated as of October 4, 2004 by and between BIO-key International, Inc. and Kenneth Souza
10.47(12)	Option to Purchase 50,000 shares of common stock issued to Richard Gaddy
10.48(12)	BIO-Key International, Inc. 2004 Stock Incentive Plan.
10.49(12)	Warrant to purchase 10,000 shares of Common Stock issued to Krieger & Prager LLP on November 26, 2001.
10.50(12)	Warrant to purchase 100,000 shares of Common Stock issued to The November Group Ltd. on July 14, 2004.
10.51(12)	Warrant to purchase 230,000 shares of Common Stock issued to Jesup & Lamont Securities Corp. on March 31, 2004.
10.52(12)	Warrant to purchase 105,000 shares of Common Stock issued to Douglass Bermingham on March 31, 2004.
10.53(12)	Warrant to purchase 60,000 shares of Common Stock issued to Mason Sexton on March 31, 2004.
10.54(12)	Warrant to purchase 22,000 shares of Common Stock issued to David Moss on March 31, 2004.
10.55(12)	Warrant to purchase 22,000 shares of Common Stock issued to Patrick Gaynes on March 31, 2004.
10.56(12)	Warrant to purchase 5,000 shares of Common Stock issued to Tom DuHamel on March 31, 2004.
10.57 (13)	Option to Purchase 155,000 shares of common stock issued to Francis J Cusick
10.58(13)	Option to Purchase 50,000 shares of common stock issued to Charles P. Romeo
31.1 (8)	Certificate of CEO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2 (8)	Certificate of CFO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1 (8)	Certificate of CEO of Registrant required under Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended
32.2 (8)	Certificate of CFO of Registrant required under Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

(1)           Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2004 and incorporated herein by reference.

(2)           Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2004 and incorporated herein by reference.

(3)           Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2005 and incorporated herein by reference.

(4)           Filed as an exhibit to the registrant’s registration statement on Form SB-2, File No. 333-16451 dated February 14, 1997 and incorporated herein by reference.

(5)           Filed as an exhibit to the registrant’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2000 and incorporated herein by reference.

(6)           Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2001 and incorporated herein by reference.

(7)           Filed as an exhibit to the registrant’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 26, 2004 and incorporated herein by reference.

(8)           Filed herewith.

(9)           Filed as an exhibit to the registrant’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2003 and incorporated herein by reference.

(10)         Filed as an exhibit to the registrant’s registration statement on Form SB-2, File No. 333-115037 dated April 30, 2004 and incorporated herein by reference.

(11)         Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2004 and incorporated herein by reference.

(12)         Filed as an exhibit to the registrant’s registration statement on Form SB-2, File No. 333-120104 dated October 29, 2004 and incorporated herein by reference.

(13)         Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2005 and incorporated herein by reference