Form 10QSB
period 2005-06-30
BIO KEY INTERNATIONAL INC
filed 2005-08-17
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes  ☐   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date : There were 45,430,717 issued and outstanding shares of the registrant’s common stock, par value $.0001 per share, as of August 15, 2005.

Transitional Small Business Disclosure Format (check one):  Yes  ☐   No  ☒

BIO-KEY INTERNATIONAL, INC.

PART I
FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

BIO-key International, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2005	December 31, 2004
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,972,453	$956,230
Marketable securities	—	1,000,000
Receivables
Billed, less allowance for doubtful receivables of $166,853 and $422,393, respectively	1,842,283	1,698,144
Unbilled	676,682	310,523
Due from selling stockholders	60,342	60,793
Costs and earnings in excess of billings on uncompleted contracts	6,724,902	6,292,603
Inventory	31,301	29,599
Prepaid expenses and other	476,899	190,027

Total current assets	11,784,862	10,537,919

EQUIPMENT AND LEASEHOLD IMPROVEMENTS - AT COST, less accumulated depreciation	649,468	644,101

OTHER ASSETS
Costs and earnings in excess of billings on uncompleted contracts	—	657,000
Deposits	2,260,065	2,761,134
Intangible assets – less accumulated amortization	4,090,313	4,177,279
Goodwill	11,182,681	12,067,248
	17,533,059	19,662,661

	$29,967,389	$30,844,681

See accompanying notes to the consolidated financial statements

BIO-key International, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2005	December 31, 2004
	(Unaudited)
CURRENT LIABILITIES
Current maturities of long-term obligations	$3,327,417	$3,255,182
Advances from stockholders	—	12,753
Accounts payable	947,523	1,325,282
Billings in excess of costs and earnings on uncompleted contracts	1,152,126	760,807
Accrued liabilities	5,151,042	4,639,619
Deferred rent	417,895	393,676
Deferred revenue	3,050,907	3,166,356

Total current liabilities	14,046,910	13,553,675

LONG-TERM OBLIGATIONS, less discounts and current maturities	5,347,335	5,286,951

DEFERRED RENT	1,096,271	1,311,454

DEFERRED REVENUE	53,317	71,203

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock – authorized, 5,000,000 shares of $.0001 par value (liquidation preference of $100 per share)
Series A 7% Convertible; issued and outstanding 47,557 shares of $.0001 par value	5	—
Series C 7% Convertible; issued and outstanding 62,182 shares of $.01 par value	—	622
Common stock – authorized, 85,000,000 shares; issued and outstanding 44,952,217 shares of $.0001 par value and 40,680,691 shares of $0.01 par value, respectively	4,495	406,807
Additional contributed capital	50,261,385	45,325,173
Accumulated deficit	(40,842,329)	(35,111,204)
	9,423,556	10,621,398

	$29,967,389	$30,844,681

See accompanying notes to the consolidated financial statements.

BIO-key International, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues
Services	$2,761,887	$158,213	$5,821,741	$200,776
License fees and other	902,645	360,901	1,743,182	630,224
	3,664,532	519,114	7,564,923	831,000
Costs and other expenses
Cost of services	1,034,127	156,333	1,869,692	156,333
Cost of license fees and other	205,385	94,889	533,242	100,667
Selling, general and administrative	3,125,471	1,190,109	5,972,094	2,011,062
Research, development and engineering	1,670,471	351,814	3,745,541	614,575
	6,035,454	1,793,145	12,120,569	2,882,637

Operating loss	(2,370,922)	(1,274,031)	(4,555,646)	(2,051,637)

Other income (deductions)
Interest income	2,988	—	29,050	—
Interest expense	(575,760)	(852)	(1,080,815)	(137,472)
Other	(532)	14,175	(20,532)	16,523
	(573,304)	13,323	(1,072,297)	(120,949)

NET LOSS	$(2,944,226)	$(1,260,708)	$(5,627,943)	$(2,172,586)

Basic and diluted loss to common stockholders
Net loss	$(2,944,226)	$(1,260,708)	$(5,627,943)	$(2,172,586)
Convertible preferred stock dividends and accretion	(176,600)	(153,150)	(187,300)	(153,150)

Loss applicable to common stockholders	$(3,120,826)	$(1,413,858)	$(5,815,243)	$(2,325,736)

Basic and diluted loss per common share
Net loss	$(0.07)	$(0.03)	$(0.13)	$(0.07)
Convertible preferred stock dividend and accretion	—	(0.01)	—	(0.01)

Loss applicable per common share	$(0.07)	$(0.04)	$(0.13)	$(0.08)

Weighted average number of shares	44,683,981	37,693,849	43,786,771	30,769,548

See accompanying notes to the consolidated financial statements

BIO-key International, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net loss	$(5,627,943)	$(2,172,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	115,618	17,015
Amortization
Intangible assets	455,634	108,329
Discounts on convertible debt related to warrants and beneficial conversion features	311,534	—
Allowance for doubtful receivables	36,865	4,000
Loss on sale of investment	20,000	—
Deferred rent	(190,964)	—
Options and warrants issued for services and other	529,968	—
Change in assets and liabilities:
Accounts receivable trade	(26,761)	(664,478)
Costs in excess of billings	65,260	—
Inventories	(1,702)	28,947
Prepaid expenses and other	(356,571)	155,351
Accounts payable	(411,986)	(114,080)
Accrued liabilities	659,932	254,508
Billings in excess of costs	802,004	—
Deferred revenue	(133,335)	75,747

Net cash used in operating activities	(3,752,447)	(2,307,247)

Cash flows from investing activities
Acquisition of PSG	—	(498,937)
Capital expenditures	(120,985)	(79,089)
Investment	—	(5,887,500)
Proceeds from sale of marketable debt securities	980,000	—
Deposits	501,069	—
Subscription	—	(50,000)
Proceeds from sale of trademark	50,000	—
Patents	(21,353)	(25,739)
Net cash provided by (used in) investing activities	1,388,731	(6,541,265)

Cash flows from financing activities
Sale of common stock	—	11,248,803
Issuance of long-term obligations	4,515,249	1,000,000
Net advance from (to) stockholders	(12,753)	(44,246)
Repay long-term obligations	(1,404,568)	(400,000)
Financing fees	(347,315)	—
Issuance of bridge note	250,000	—
Repayment of bridge note	(250,000)	—
Repurchase of warrants	—	(100,000)
Exercise of warrants and options	538,788	—
Net refund of offering costs	100,000	—
Offering costs	(9,462)	—
Other	—	(31,688)

Net cash provided by financing activities	3,379,939	11,672,869

NET INCREASE IN CASH	1,016,223	2,824,357

Cash and cash equivalents, beginning of period	956,230	1,012,790

Cash and cash equivalents, end of period	$1,972,453	$3,837,147

See accompanying notes to the consolidated financial statements

BIO-key International, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004 (Unaudited) and December 31, 2004

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The matters described in the preceding paragraphs raise substantial doubt about the Company’s ability to continue as a going concern. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to obtain additional financing, meet its financing requirements on a continuing basis, and succeed in its future operations. The accompanying financial statements do not include any adjustments that may result from the uncertainty regarding the Company’s ability to continue as a going concern.

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

4.             EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements at June 30, 2005 and December 31, 2004 consisted of the following:

	June 30, 2005	December 31, 2004
Equipment	$433,658	$348,298
Furniture and fixtures	175,650	162,593
Software	105,671	88,302
Leasehold improvements	170,955	165,756
	885,934	764,949
Less accumulated depreciation and amortization	236,466	120,848
	$649,468	$644,101

5.             GOODWILL, OTHER INTANGIBLE ASSETS

The Company’s goodwill resulted from the acquisition of Public Safety Group, Inc. and certain assets and assumed liabilities of the Mobile Government Division of Aether

Systems, Inc. in 2004. As provided by SFAS No. 142, the Company has elected to perform the annual assessment of the carrying value of all goodwill as of August 1 each year using a number of criteria, including the value of the overall enterprise.  As of June 30, 2005, the Company believes no material impairment exists.  Future impairment charges from existing operations or other acquisitions, if any, will be reflected as an operating expense in the statement of operations.

Mobile Government

Balance at December 31, 2004	$9,363,371
Adjustment to trade receivables	(227,997)
Adjustment to allowance for doubtful accounts	(292,405)
Billings in excess of costs and earnings on uncompleted contracts	(410,685)
Other working capital adjustments	46,520

Balance at June 30, 2005	8,478,804

Public Safety Group, Inc.

Balance at December 31, 2004 and June 30, 2005	2,703,877

Total Goodwill	$11,182,681

Other intangible assets as of June 30, 2005 and December 31, 2004 consisted of the following:

	June30, 2005	December 31, 2004

Copyrighted software	$1,181,429	$1,181,429
Customer relationships	1,009,000	1,009,000
Trademarks	807,872	807,872
Developed technology	710,000	710,000
Marketing agreements	605,340	605,340
Patents and patents pending	239,347	217,994
Financing fees	432,155	84,840
	4,985,143	4,616,475
Less accumulated amortization	894,830	439,196

	$4,090,313	$4,177,279

6.             ACCRUED LIABILITIES

Accrued liabilities at June 30, 2005 and December 31, 2004 consisted of the following:

	June 30, 2005	December 31, 2004

Contract costs not yet invoiced by vendors	$3,692,139	$3,301,442
Compensation	722,747	634,894
Royalties	265,248	254,055
Interest	235,574	227,680
Other	235,334	221,548

	$5,151,042	$4,639,619

7.             CONVERTIBLE DEBT FINANCING

On June 8, 2005, we entered into a Securities Purchase Agreement (the “Senior Purchase Agreement”) with an institutional investor. Under the Senior Purchase Agreement, the Company issued a Secured Convertible Term Note (the “Senior Convertible Note”) in the aggregate principal amount of $2,000,000, convertible into Common Stock of the Company in certain circumstances at $1.35 per share, and issued a warrant (the “Senior Warrant”) to purchase an aggregate of 444,444 shares of the Common Stock at a per share exercise price of $1.55. The aggregate consideration received by the Company, net of all fees and expenses, for the Senior Convertible Note and the Senior Warrant was approximately $1,841,000. The proceeds from this transaction are to be used for working capital purposes. The Company’s obligations under the Senior Purchase Agreement and the Senior Convertible Notes are secured by a security interest in all or substantially all of the Company’s assets.

Under the terms of the Senior Convertible Note, we are required to make monthly payments of accrued interest only beginning on July 1, 2005. In addition, the Senior Convertible Note provides for monthly payments of principal in equal  1/32 increments thereof, plus accrued interest, commencing October 1, 2005. The Senior Convertible Note bears interest at an initial rate equal to the prime rate plus two percent (2%), subject to a six percent (6%) floor. The interest rate on the Senior Convertible Note is subject to reduction on a month-by-month basis if the following specified conditions are met. If (a) we register the common stock underlying the Senior Convertible Note and Senior Warrant on a registration statement declared effective by the Securities and Exchange Commission and (b) our common stock is trading at a 25% or greater premium to the note conversion price, then the interest rate will be adjusted downward by 2.0% for each incremental 25% increase over the note conversion price. Alternatively, if (x) we have not registered such common stock under an effective registration statement, but (y) our common stock is trading at a 25% or greater premium to the note conversion price, then the interest rate will be adjusted downward by 1.0% for each incremental 25% increase over the note conversion price.  In no event shall the interest rate be less than 0%.

For any cash payments we make on the Senior Convertible Note (e.g., any amounts due that are not converted into common stock), we are required to pay an amount equal to 102% of the principal amount due. In addition, we can prepay the note at any time upon payment of an amount equal to 110% of the then outstanding principal balance, plus accrued and unpaid interest.

Laurus has the option at any time to convert any or all of the outstanding principal and accrued and unpaid interest on the Senior Convertible Note into shares of our common stock at a conversion price of $1.35 per share. In addition, for each monthly payment under the note, Laurus will be obligated to convert a portion of the monthly payment into common stock at the applicable conversion price, so long as:

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

The terms of the Senior Convertible Note and Senior Warrant prohibit conversion of the note or exercise of the warrant to the extent that conversion of the note and exercise of the warrant would result in any holder thereof, together with its affiliates, beneficially owning in excess of 4.99% of our outstanding shares of common stock. A holder may waive the 4.99% limitation upon 75 days’ prior written notice to us. Also, this limitation does not preclude the holder from converting or exercising the note or warrant and selling shares underlying the note or warrant in stages over time where each stage does not cause the holder and its affiliates to beneficially own shares in excess of the limitation amount.

As security for our obligations to Laurus, we, along with our wholly-owned subsidiary Public Safety Group, Inc. (“PSG”), have granted to Laurus a blanket security interest in all of our assets, and we have entered into a stock pledge with Laurus for the capital stock in

PSG. If an event of default occurs under the Senior Convertible Note or the other related investment agreements, 120% of the unpaid principal balance on the Senior Convertible Note, plus accrued interest and fees, shall become immediately due and Laurus shall be entitled to payment of a default interest rate of 1.5% per month on all amounts due under the Senior Convertible Note. Such events of default include the following:

•      a failure to pay interest and principal payments under the Senior Convertible Note within three days of when due;

•      a breach by us of any material covenant or term or condition of the Senior Convertible Note or in any of the investment agreements, if not cured within 30 days of such breach;

•      a breach by us of any material representation or warranty made in the Senior Convertible Note or in any of the investment agreements;

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

•      if our common stock is suspended for five consecutive days or for five days during any ten consecutive days from a principal market or pursuant to a Securities and Exchange Commission stop order; and

•      a failure by us to timely deliver shares of common stock when due upon conversions of the Senior Convertible Note.

Upon an event of default, Laurus will be entitled to specified remedies, including remedies under the Uniform Commercial Code.

We have agreed to register with the Securities and Exchange Commission for resale the shares of common stock that are issuable upon conversion of the Senior Convertible Note and upon exercise of the Senior Warrant. Under the registration rights agreement, we are obligated to file a registration statement with the Securities and Exchange Commission on or before July 8, 2005, and to use reasonable commercial efforts to have the registration statement declared effective not later than September 6, 2005. The resale registration statement was initially filed with the Securities and Exchange Commission on July 8, 2005 for the shares underlying the Senior Convertible Note and Senior Warrant. If we fail to comply with our registration obligations, Laurus will be entitled to certain specified remedies, including monetary liquidated damages. In particular, for each 30 days (or such pro rated number of days) that we are out of compliance with our registration obligations, we will be subject to a liquidated damage assessment of 2% of the then outstanding principal amount of the Senior Convertible Note.

We entered into a Securities Purchase Agreement, effective as of May 31, 2005, (the “Subordinated Purchase Agreement”) with existing shareholders of the Company and other accredited investors (collectively, the “Subordinated Investors”). Under the Subordinated Purchase Agreement, the Company issued Convertible Term Notes (the “Subordinated Convertible Notes”) in the aggregate principal amount of $2,794,723, convertible into Common Stock of the Company in certain circumstances at $1.35 per share, and issued warrants (the “Subordinated Warrants”) to purchase an aggregate of 828,066 shares of the Common Stock at a per share exercise price of $1.50. The aggregate consideration received by the Company, net of all fees and expenses, for such Subordinated Convertible Notes and Subordinated Warrants was approximately $2,411,000. The proceeds from this transaction are to be used for working capital purposes. The Subordinated Convertible Notes were issued at a purchase price equal to $900 for each $1,000 of principal amount of the Note.

Under the terms of the Subordinated Convertible Notes, we are required to make quarterly payments of accrued interest only beginning on September 1, 2005. In addition, the Subordinated Convertible Notes provide for quarterly payments of principal in equal increments thereof, plus accrued interest, commencing September 1, 2006 through May 31, 2008, which payments may be made in shares of common stock at the option of each noteholder. The Subordinated Convertible Notes bear interest at nine percent (9%) per annum. Each Subordinated Convertible Note was issued at a purchase price equal to $900 for each $1,000 of principal amount of the Note.

We may prepay the Subordinated Convertible Notes at any time upon payment of an amount equal to 120% of the then outstanding principal balance, plus accrued and unpaid interest. Upon any such prepayment, the Senior Convertible Note must also be prepaid. The Subordinated Investors have the option at any time to convert any or all of the outstanding principal and accrued and unpaid interest on the Subordinated Convertible Notes into shares of our common stock at a conversion price of $1.35 per share.

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

If an event of default occurs under the Subordinated Convertible Notes or the other related investment agreements, the unpaid principal balance on the Subordinated Convertible Notes, plus accrued interest, shall, at the noteholder’s option, become immediately due and the Subordinated Investors shall be entitled to payment of additional default interest at the rate of 2.0% per month on all amounts due under the Subordinated Convertible Notes. Such events of default include the following:

•      failure to pay interest and principal payments under the Subordinated Convertible Notes within three days of when due;

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

Upon an event of default, the rights and remedies of the Subordinated Investors will be subordinate to those of the Senior Investors pursuant to a Subordination and Intercreditor Agreement dated as of September 30, 2004 (as amended, supplemented or otherwise modified from time to time) by and among Laurus, as Collateral Agent, Shaar, as Purchaser Agent, Aether Systems, Inc., PSG and the Company.

We have agreed to register with the Securities and Exchange Commission for resale the shares of common stock that are issuable upon conversion of the Subordinated Convertible Notes and upon exercise of the Subordinated Warrants. Under the registration rights agreement, we are obligated to file a registration statement with the Securities and Exchange Commission on or before July 8, 2005, and to use reasonable commercial efforts to have the registration statement declared effective not later than September 6, 2005. The resale registration statement was initially filed with the Securities and Exchange Commission on July 8, 2005 for the shares underlying the Subordinated Convertible Notes and Subordinated Warrants. If we fail to comply with our registration obligations, the Subordinated Investors will be entitled to certain specified remedies, including monetary liquidated damages. In particular, for each 30 days (or such pro rated number of days) that we are out of compliance with our registration obligations, we will be subject to a liquidated damage assessment of 2% of the then outstanding principal amount of the Subordinated Convertible Notes.

Certain Subordinated Investors purchased additional Subordinated Convertible Notes under the Subordinated Purchase Agreement in the aggregate principal amount of $450,000 and received additional Subordinated Warrants to purchase an aggregate of 133,333 shares of Common Stock at a per share exercise price of $1.50.  The aggregate consideration received by the Company, net of all fees and expenses, for such Subordinated Convertible Notes and Subordinated Warrants was $404,500.

In connection with these purchase agreements, the Company’s investment bankers received warrants to purchase an aggregate 271,948 shares of the Common Stock at a per share exercise price of $1.35.

On April 28, 2005 The Shaar Fund Ltd. loaned $250,000 to the Company. The loan allowed for interest at 10% per annum and was paid in full in June 2005 in conjunction with the Company’s recent financing activities.

On July 8, 2005 the Company made a payment of $39,061 to a holder of a senior convertible note issued by the Company on September 29,2004 to fully pay all principal and interest on the Note. In conjunction with this repayment, the holder surrendered a warrant to purchase 11,111 shares of the Company’s $0.0001 par value common stock.

As of June 30, 2005 the Company was delinquent with respect to certain principal and interest obligations on certain subordinated notes issued in September 2004. Accordingly, the Company has reclassified approximately  $783,000 of principal from long-term to current as of June 30, 2005.

8.             STOCKHOLDERS EQUITY

Common Stock

During the six months ended June 30, 2005, Investors converted convertible term notes in the aggregate principal amount of $2,063,920 and $62,274 of accrued interest thereon into 1,575,135 shares of the Company’s common stock.

Additional Contributed Capital

In connection with an arbitration settlement, additional contributed capital increased by $100,000 as a result of a refund of offering costs received from the Company’s investment bankers.

Series A Convertible Preferred Stock

During the six months ended June 30, 2005, Investors converted a total of 14,625 shares of the Company’s Series A Preferred Stock and $92,944 of accrued dividends thereon into 2,073,926 shares of the Company’s $0.0001 par value common stock.

As of June 30, 2005, there are approximately $434,000 of cumulative dividends in arrears on the Series A preferred stock.

Options and Warrants

The following summarizes option and warrant activity since December 31, 2004:

	1996 Plan	1999 Plan	2004 Plan	Non- Plan	Warrants	Total

Balance, December 31, 2004	231,380	1,176,669	1,960,000	4,158,000	12,144,112	19,670,161

Granted	—	—	205,000	—	—	205,000
Exchanged	18,018	(17,544)	—	—	—	474
Exercised	(96,668)	(97,000)	—	—	(525,000)	(718,668)
Expired or cancelled	(2,730)	—	—	(470,000)	(67,500)	(540,230)

Balance, March 31, 2005	150,000	1,062,125	2,165,000	3,688,000	11,551,612	18,616,737

Granted	—	—	458,500	100,000	1,521,125	2,079,625
Exercised	—	—	—	(20,000)	—	(20,000)
Expired or cancelled	—	—	—	(390,000)	(50,000)	(440,000)

Balance, June 30, 2005	150,000	1,062,125	2,623,500	3,378,000	13,022,737	20,236,362

Available for future grants, June 30, 2005	159,332	647,132	1,376,500	—	—	2,182,964

In January 2005, the Company agreed to exchange an employee’s 1999 Plan stock option of 17,544 shares for a 1996 Plan stock option of 18,018 shares. This employee along with another employee exercised options for 20,288 shares of the Company’s common stock at a cost of $7,914.

In January 2005, warrants to purchase 10,000 shares of the Company’s common stock were exercised on a cashless basis. This transaction resulted in the Company issuing an aggregate of 3,070 shares of the Company’s common stock.

In January 2005, a former employee exercised an option for 97,000 shares of the Company’s common stock in exchange for the cancellation of 60,195 shares of the Company’s common stock previously owned by the former employee.

In January 2005, options to purchase 76,380 shares of the Company’s common stock were exercised on a cashless basis. This transaction resulted in the Company issuing an aggregate of 27,302 shares of the Company’s common stock.

During the three months ended March 31, 2005, warrants for 515,000 shares of the Company’s common stock were exercised for $520,250.

On May 13, 2005 the Company issued a director, Charles Romeo a stock option to purchase 350,000 shares of the Company’s common stock at an exercise price of $1.17 per share. The option has a term of seven (7) years and 200,000 shares vest immediately. Of the remaining shares, 75,000 vest on May 13, 2006 and 75,000 vest on May 13, 2007. The estimated fair value of this option was approximately $355,825.

On May 13, 2005, the Company issued a consultant a stock option to purchase 100,000 shares of common stock at an exercise price of $0.86 per share. This option has a term of seven (7) years and vests in two equal annual installments commencing May 13, 2006.  The estimated fair value of this option was approximately $104,000.

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

If compensation expense for the stock options granted had been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s proforma net loss and proforma loss per share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss
As reported	$(2,944,226)	$(1,260,708)	$(5,627,943)	$(2,172,586)
Proforma	(3,166,682)	(1,327,708)	(6,061,400)	(2,306,586)

Loss applicable to common Stockholders
As reported	$(3,120,826)	$(1,413,858)	$(5,815,243)	$(2,325,736)
Proforma	(3,343,282)	(1,480,858)	(6,248,700)	(2,459,736)

Basic and diluted loss per common share
As reported	$(0.07)	$(0.04)	$(0.13)	$(0.08)
Proforma	(0.07)	(0.04)	(0.14)	(0.08)

9.             Supplementary Disclosures of Cash Flow Information

	Six Months Ended June 30,
	2005	2004
Cash paid for:
Interest	$643,451	$1,857

Noncash Financing Activities:
Conversion of convertible debentures and notes, bridge notes and accrued interest into common stock	2,126,196	2,864,293
Issuance of Convertible Preferred Shares in exchange for Series B preferred stock and cumulative dividends in arrears thereon	—	525,668
Issuance of Convertible Preferred Shares in exchange for debt	—	8,702,463
Issuance of common stock in exchange for warrants	—	3,039
Issuance of common stock in conjunction with PSG acquisition	—	3,608,940
Issuance of common stock in exchange for Series A and Series C preferred stock and cumulative dividends in arrears, thereon	92,960	22,372
Cashless exercise of options and warrants	164,075	—
Goodwill allocation adjustment	884,567	—
Warrants issued in conjunction with convertible debt financing	1,225,000	—

10.             Events Occurring Subsequent to June 30, 2005

On July 11, 2005 The Shaar Fund Ltd. converted a total of 3,000 shares of the Company’s Series A Preferred Stock and $28,875 of accrued dividends thereon into 438,500 shares of the Company’s common stock.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates since the end of our 2004 fiscal year.  For detailed information on our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

RESULTS OF OPERATIONS

The discussion below regarding our results of operations for the three and six months ended June 30, 2005 reflects the combined operations of our historic biometric technology licensing business and our new public safety division, comprised of the former PSG and the former Mobile Government.  The corresponding periods in 2004 include the operations of our historic biometric business and three months of results for the new public safety division.  In order to present the following discussion in a manner to provide a more meaningful comparison between the two periods, where possible, we have quantified the material changes in our results of operations which are attributable to the operations of each of our businesses.  Because the acquisition of the Mobile Government division of Aether Systems was not completed until September 30,2004,  the results of operations for Mobile Government are not included in the three and six month periods ending June 30, 2004.

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AS COMPARED TO JUNE 30, 2004

Revenue

Services revenues, which include maintenance, technical support and other professional services, were approximately $2,762,000 during the three months ended June 30, 2005 as compared to approximately $158,000 during the corresponding period in 2004. The increase in 2005 services revenues is due to $2,683,000 in revenue from Mobile Government, which was acquired in September, 2004. Services revenues from BIO-key and PSG were $79,000 during the three months ended June 30, 2005 as compared with $158,000 during the comparable period in 2004.

License fees and other revenue, which principally includes software license fees and hardware sales, were approximately $903,000 during the three months ended June 30, 2005 as compared to approximately $361,000 during the corresponding period in 2004. The increase in 2005 license and other revenues is due to $776,000 in revenue from Mobile Government. License and other revenues from BIO-key and PSG on a combined basis were $127,000 for the second quarter of 2005 as compared with $ 361,000 during the comparable period in 2004.

For the six months ended June 30, 2005, services revenues were approximately $5,822,000 compared to approximately $201,000 during the corresponding period in 2004. The increase in 2005 services revenues is due to $5,689,000 in revenue from the Mobile Government division. Service revenues from the BIO-key division and the Public Safety Group were $132,000 during the six months ended June 30, 2005 compared to $201,000 during the corresponding period in 2004.

License fees and other revenue, were approximately $1,743,000 during the six months ended June 30, 2005 as compared to approximately $630,000 during the corresponding period in 2004. The increase in 2005 license and other revenues is due to $1,550,000 in revenue from Mobile Government.  License fees and other revenue from BIO-key and PSG were approximately $193,000 during the six months ended June 30, 2005.

Costs And Other Expenses

Costs of services were approximately $1,034,000 during the three months ended June 30, 2005 as compared to approximately $ 156,000 during the prior year period. The increase in 2005 was due to $874,000 in costs of services of Mobile Government.

Costs of license and other were approximately $205,000 during the three months ended June 30, 2005 as compared to approximately $95,000 during the corresponding period in 2004. The increase in 2005 was due to $202,000 in costs of license and other of Mobile Government.

Costs of services were approximately $1,870,000 during the six months ended June 30, 2005 as compared to approximately $156,000 during the prior year period. The increase in 2005 was due to $1,550,000 in costs of services of Mobile Government. Costs of services for BIO-key and PSG were $320,000 for the six months ended June 30, 2005 as compared to approximately $156,000 during the prior year period.

Costs of license and other were approximately $533,000 during the six months ended June 30, 2005 as compared to approximately $101,000 during the corresponding period in 2004. The increase in 2005 was due to $510,000 in costs of license and other of Mobile Government  Costs of license and other for BIO-key and PSG were $23,000 for the six months ended June 30, 2005.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased to approximately $3,125,000 during the three months ended June 30, 2005 from approximately $1,190,000 during the corresponding period in 2004. With the acquisition of Mobile Government, the company significantly increased the number of employees in the selling, general and administrative area.  Salary and benefit related expenses were approximately $1,812,000 during the three months ended June 30, 2005 compared to $585,000 for the comparable period in 2004. For the six months ended June 30, 2005, selling, general and administrative expenses increased by $3,961,000 to approximately $5,972,000. Salary and benefit related expenses were approximately $3,817,000 during the six months ended June 30, 2005 compared to $878,000 for the comparable period in 2004.

We expect selling, general and administrative expenses to decrease as a percentage of revenue during the remainder of 2005.

Research and Development.  Research and development expenses increased to approximately $1,670,000 during the three months ended June 30, 2005 from approximately $352,000 in 2004. The increase was due to the addition of a significant number of employees as a result of the acquisition of Mobile Government. Salary, benefits and contractor expenses were approximately $1,341,000 during the three months ended June 30, 2005 compared to $252,000 for the comparable period in 2004. For the six months ended June 30, 2005, research and development expenses increased by $3,131,000 to approximately $3,746,000. Salary, benefits and contractor expenses were approximately $2,734,000 during the six months ended June 30, 2005 compared to $425,000 for the comparable period in 2004.

We expect research and development expenses to decrease as a percentage of revenue during the remainder of 2005.

Interest Expense.  Interest expense was approximately $576,000 during the three months ended June 30, 2005 as compared with approximately $1,000 during the corresponding period of the prior year, when the Company had virtually no debt. For the six months ended June 30, 2005, interest expense was approximately $1,081,000, as compared with approximately $137,000 during the prior year period, which included debt during the first quarter only.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during the six months ended June 30, 2005 was approximately $3,752,000 compared to approximately $2,307,000 during the six months ended June 30, 2004. The increase in negative operating cash flow in 2005 was due to the net loss of approximately $5,628,000 as compared to the net loss of approximately $2,173,000 during the comparable prior year period. The impact of the net loss on operating cash flow was somewhat mitigated in 2005 by non cash charges for amortization of intangible assets of approximately $456,000, discounts on convertible debt related to warrants and beneficial conversion features of approximately $312,000 and compensation expense associated with options and warrants issued for services of approximately $530,000.

Net cash provided by investing activities for the six months ended June 30, 2005 was approximately $1,389,000 compared to net cash used in investing activities of approximately  $6,541,000 for the corresponding period in 2004. The 2005 amount includes approximately $980,000 in proceeds from the sale of marketable securities and return of $501,000 of deposits. During the prior year, the Company used approximately $499,000 to acquire PSG and approximately $5,888,000 to purchase marketable securities.

 Net cash provided by financing activities during the six months ended June 30, 2005 was approximately $3,380,000 compared to approximately $11,673,000 in the corresponding period in 2004, at which time the Company raised approximately $11,249,000 in net proceeds from a private placement of common stock.  During the six months ended June 30, 2005, the Company raised approximately $4,515,000 in net proceeds from a private placement of convertible debt and received proceeds of approximately $539,000 from warrant and option exercises. Offsetting these proceeds were debt repayments of approximately $1,405,000. To the extent the Company continues to generate losses and negative cash flows from operations, the Company expects to seek additional outside financing.

Working capital deficit at June 30, 2005 was approximately $2,262,000 as compared to a deficit of approximately $3,016,000 at December 31, 2004.

On June 8, 2005, we entered into a Securities Purchase Agreement (the “Senior PurchaseAgreement”) with an institutional investor. Under the Senior Purchase Agreement, the Company issued a Secured Convertible Term Note (the “Senior Convertible Note”) in the aggregate principal amount of $2,000,000, convertible into Common Stock of the Company in certain circumstances at $1.35 per share, and issued a warrant (the “Senior Warrant”) to purchase an aggregate of 444,444 shares of the Common Stock at a per share exercise price of $1.55. The aggregate consideration received by the Company, net of all fees and expenses, for the Senior Convertible Note and the Senior Warrant was approximately $1,841,000, which was paid by the Investor on June 8, 2005. The proceeds from this transaction are to be used for working capital purposes. The Company’s obligations under the Senior Purchase Agreement and the Senior Convertible Notes are secured by a security interest in all or substantially all of the Company’s assets.

We entered into a Securities Purchase Agreement, effective as of May 31, 2005, (the “Subordinated Purchase Agreement”) with existing shareholders of the Company and other accredited investors (collectively, the “Subordinated Investors”). Under the Subordinated Purchase Agreement, the Company issued Convertible Term Notes (the “Subordinated Convertible Notes”) in the aggregate principal amount of $2,794,723, convertible into Common Stock of the Company in certain circumstances at $1.35 per share, and issued warrants (the “Subordinated Warrants”) to purchase an aggregate of 828,066 shares of the Common Stock at a per share exercise price of $1.50. The aggregate consideration received by the Company, net of all fees and expenses, for the Subordinated Convertible Notes and Convertible Warrants was approximately $2,411,000, which was paid by the Investor on June 8, 2005. The proceeds from this transaction are to be used for working capital purposes. The Subordinated Convertible Notes were issued at a purchase price equal to $900 for each $1,000 of principal amount of the Note.

Certain Subordinated Investors purchased additional Subordinated Convertible Notes in the aggregate principal amount of $450,000 and received additional Subordinated Warrants to purchase an aggregate of 133,333 shares of Common Stock at a per share exercise price of $1.50. The aggregate consideration received by the Company net of all fees and expenses for such Subordinated Convertible Notes and Subordinated Warrants was $404,500, which was paid by the Subordinated Investors on July 8, 2005.

In connection with these purchase agreements, the Company’s investment bankers received warrants to purchase an aggregate of 271,948 shares of the Common Stock at a per share exercise price of $1.35.

We do not expect any material capital expenditures during the next twelve months.

The resources necessary to provide working capital in the next twelve months for operations and to provide the resources for growth are a major concern for the Company.  Current monthly operating expenses are approximately $1,700,000 and monthly debt payments are approximately $350,000.  At this level, the Company would need to increase revenue to approximately $2,000,000 per month in order to break even.  This is significantly higher than the monthly revenue generated by the Company in the six months ending June 30, 2005.  Accounts Receivable and Costs and Earnings in Excess of Billings, totaling $9,243,687 at June 20, 2005, are expected to be a significant source of cash for the Company.  However, there can be no assurance that the Company can significantly increase its revenue or that timing of the payments from Accounts Receivable and Costs and Earnings in Excess of Billings will allow the Company to meet its monthly financial obligations.

To the extent that the Company is unable to increase its monthly revenue and continues to generate losses, we will need to obtain additional funding to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. Due to several factors, including our history of losses and limited revenue, our independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2004 as to the substantial doubt about our ability to continue as a going concern. Our long – term viability and growth will depend on the successful commercialization of our technologies and our ability to obtain adequate financing.

Since January 7, 1993 (date of inception), our capital needs have been principally met through proceeds from the sale of equity and debt securities. If we continue to require additional financing, we expect to look to similar sources of additional capital.

No assurance can be given that any form of additional financing will be available on terms acceptable to us, that adequate financing will be obtained to meet our needs, or that such financing would not be dilutive to existing stockholders. If available financing is insufficient or unavailable or we fail to continue to generate meaningful revenue, we will be required to further reduce operating expenses, delay the expansion of operations, or be unable to pursue merger or acquisition candidates.

Additionally, the Company’s ability to repay its outstanding debt obligations and accrued interest on a timely basis will be at risk. As of June 30, 2005 the Company was delinquent with respect to certain principal and interest obligations on certain subordinated notes issued in September 2004. Accordingly, the Company has reclassified approximately $783,000 of principal from long-term to current as of June 30, 2005.

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

ITEM 3.  CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out by the Company under the supervision and with the participation of the Company’s Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”).  As part of this evaluation, the Company’s Co-CEOs and CFO considered the letter dated April 18, 2005 from the Company’s independent auditors to the Audit Committee of the Company’s Board of Directors, as previously disclosed by the Company, which identified material weaknesses in the Company’s internal control systems.

Specifically, the Company’s auditors stated in their letter that they found the Company to be deficient in its design and implementation of its internal control system and that, due to two recent acquisitions, the Company is not staffed properly in its accounting and reporting department, and it may not have appropriate accounting and reporting software.  For these reasons, the Company was not able to meet its schedule for preparing its audit and for filing its annual report on Form 10-KSB in a timely manner.  Based upon their evaluation, the Company’s CO-CEOs and CFO concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

The Company is in the process of addressing these issues to ensure that the Company’s disclosure controls and procedures are improved so as to provide such reasonable assurance.  Specifically, during fiscal 2005, the Company has hired an Assistant Controller, a Manager of Finance, a Senior Staff Accountant and a Staff Accountant and has also retained the services of several financial consultants to assist the finance and accounting staff.  The Company expects to continue to add to its finance and accounting staff during the second half of fiscal 2005.  Also, the Company believes that its accounting and reporting software itself is appropriate for the business, but feels that additional training of the finance and accounting staff will enhance the software’s utilization and improve the Company’s internal control system.  This training is currently being planned and is expected to be implemented during the quarter ending September 30, 2005.

Other than the remedial measures discussed above, which the Company believes have, and will continue to, materially improve its internal control over financial reporting, there has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.             Between April 1, 2005 and May 2, 2005 The Shaar Fund Ltd. converted unsecured convertible term notes in the aggregate principal and accrued interest amount of $103,892 into 76,957 shares of the Company’s common stock. These securities were issued in a private placement transaction exempt from registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

2.             During May and June 2005, investors converted a total of 3,625 shares of the Company’s Series A Preferred Stock and $20,757 of accrued dividends thereon into 511,009 shares of the Company’s common stock. These securities were issued in a private placement transaction exempt from registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

3.             In May 2005 the Company issued a director, Charles Romeo a stock option to purchase 350,000 shares of the Company’s common stock at an exercise price of $1.17 per share. The option has a term of seven (7) years and 200,000 shares vest immediately. Of the remaining shares, 75,000 vest on May 12, 2006 and 75,000 vest on May 12, 2007. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

4.             On June 8, 2005 the Company issued secured convertible term notes in the aggregate principal amount of $2,000,000 and warrants to purchase 444,444 shares of common stock at an exercise price of $1.55 per share to an institutional investor. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

5.             As of May 31, 2005, the Company issued secured convertible term notes in the aggregate principal amount of $3,244,723 and warrants to purchase 961,399 shares of common stock at an exercise price of $1.50 per share to existing shareholders of the Company and other accredited investors. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

ITEM 6.  EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-Key International, Inc.

Dated: August 17, 2005	/s/ Thomas J. Colatosti
Thomas J. Colatosti
Co-Chief Executive Officer

Dated: August 17, 2005	/s/ Michael W. DePasquale
Michael W. DePasquale
Co-Chief Executive Officer

Dated: August 17, 2005	/s/ Francis J. Cusick
Francis J. Cusick
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1(1)	Agreement and Plan of Merger dated as of March 30, 2004 by and among BIO-key International, Inc., BIO-Key Acquisition Corp., Public Safety Group, Inc. (“PSG”) and each of the shareholders of PSG
2.2(2)	Asset Purchase Agreement dated as of August 16, 2004 by and among BIO-key International, Inc., Aether Systems, Inc., Cerulean Technologies, Inc. and SunPro, Inc.
2.3(3)	Agreement and Plan of Merger dated as of December 30, 2004 by and among BIO-key International, Inc., a Delaware corporation, and BIO-key International, Inc., a Minnesota corporation.
3.1(3)	Certificate of Incorporation of BIO-key International, Inc., a Delaware corporation.
3.2(3)	Certificate of Designation of Series A 7% Convertible Preferred Stock of BIO-key International, Inc., a Delaware corporation.
3.3(3)	By-Laws of BIO-key International, Inc., a Delaware corporation.
4.1(4)	Specimen certificates for shares of BIO-key International, Inc. common stock
10.1(4)	SAC Technologies, Inc. 1996 Stock Option Plan
10.2(5)	Amendment No. 1 to the SAC Technologies, Inc. 1996 Stock Option Plan
10.3(5)	SAC Technologies, Inc. 1999 Stock Option Plan
10.4(6)	Warrant issued to The Shaar Fund Ltd.
10.5(6)	Security Interest Provisions
10.6(6)	Employment Agreement by and between BIO-key International, Inc. and Mira LaCous dated November 20, 2001
10.7(6)	Option to Purchase 140,000 Shares of Common Stock issued to Mira LaCous
10.8(9)	Option to Purchase 150,000 Shares of Common Stock issued to Thomas J. Colatosti
10.9(9)	Non-Qualified Stock Option Agreement under the registrant’s 1999 Stock Incentive Plan to Purchase 200,000 Shares of Common Stock issued to Thomas J. Colatosti
10.10(9)	Employment Agreement by and between BIO-key International, Inc. and Michael W. DePasquale dated January 3, 2003
10.11(9)	Option to Purchase 580,000 Shares of Common Stock issued to Michael W. DePasquale
10.12(9)	Note Purchase Agreement dated January 27, 2003
10.13(9)	Secured Convertible Promissory due June 30, 2004
10.14(9)	Option to Purchase 200,000 Shares of Common Stock issued to Charles P. Romeo
10.15(7)	Amendment No. 1 to Note Purchase Agreement dated October 31, 2003 by and between BIO-key International, Inc. and The Shaar Fund Ltd.
10.16(7)	Securities Exchange Agreement dated March 3, 2004 by and between BIO-key International, Inc. and The Shaar Fund Ltd.
10.17(7)	Registration Rights Agreement dated March 3, 2004 by and between BIO-key International, Inc. and The Shaar Fund Ltd.
10.18(7)	Secured Convertible Promissory Note due October 31, 2005 in the principal amount of up to $2,125,000
10.19(7)	Secured Convertible Promissory Note due October 31, 2005 in the principal amount of up to $375,000
10.20(7)	Option to Purchase 500,000 Shares of Common Stock issued to Michael W. DePasquale

10.21(7)	Option to Purchase 150,000 Shares of Common Stock issued to Thomas J. Colatosti
10.22(7)	Option to Purchase 50,000 Shares of Common Stock issued to Thomas J. Colatosti
10.23(7)	Option to Purchase 50,000 Shares of Common Stock issued to Jeff May
10.24(7)	Option to Purchase 50,000 Shares of Common Stock issued to Charles P. Romeo
10.25(7)	Option to Purchase 300,000 Shares of Common Stock issued to Randy Fodero
10.26(10)	Amendment Agreement dated March 30, 2004 by and between BIO-key International, Inc. and The Shaar Fund Ltd.
10.27(11)	Securities Purchase Agreement dated as of March 31, 2004 (the “March Securities Purchase Agreement”) by and among BIO-key International, Inc. and each of the Purchasers named therein.
10.28(11)	Form of Warrant issued by BIO-key International, Inc. pursuant to the March Securities Purchase Agreement.
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
10.42(2)	Subordinated Secured Promissory Note dated September 30, 2004 issued by BIO-key International, Inc. and Public Safety Group, Inc. in favor of Aether Systems, Inc.
10.45(12)	Option to Purchase 300,000 shares of common stock issued to Kenneth Souza
10.46(12)	Employment Agreement dated as of October 4, 2004 by and between BIO-key International, Inc. and Kenneth Souza
10.47(12)	Option to Purchase 50,000 shares of common stock issued to Richard Gaddy
10.48(12)	BIO-Key International, Inc. 2004 Stock Incentive Plan.
10.49(12)	Warrant to purchase 10,000 shares of Common Stock issued to Krieger & Prager LLP on November 26, 2001.
10.50(12)	Warrant to purchase 100,000 shares of Common Stock issued to The November Group Ltd. on July 14, 2004.
10.51(12)	Warrant to purchase 230,000 shares of Common Stock issued to Jesup & Lamont Securities Corp. on March 31, 2004.
10.52(12)	Warrant to purchase 105,000 shares of Common Stock issued to Douglass Bermingham on March 31, 2004.
10.53(12)	Warrant to purchase 60,000 shares of Common Stock issued to Mason Sexton on March 31, 2004.
10.54(12)	Warrant to purchase 22,000 shares of Common Stock issued to David Moss on March 31, 2004.
10.55(12)	Warrant to purchase 22,000 shares of Common Stock issued to Patrick Gaynes on March 31, 2004.
10.56(12)	Warrant to purchase 5,000 shares of Common Stock issued to Tom DuHamel on March 31, 2004.
10.57 (13)	Option to Purchase 155,000 shares of common stock issued to Francis J Cusick
10.58(13)	Option to Purchase 50,000 shares of common stock issued to Charles P. Romeo
10.59 (14)	Securities Purchase Agreement, dated as of June 8, 2005, by and between the Company and Laurus Fund, Ltd.
10.60 (14)	Common Stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated as of June 8, 2005, by and between the Company and the Laurus Master Fund, Ltd.
10.61 (14)	Secured Convertible Term Note issued pursuant to the Securities Purchase Agreement, dated as of June 8, 2005, by and between the Company and Laurus Master Fund, Ltd.
10.62 (14)	Registration Rights Agreement, dated as of June 8, 2005, by and between the Company and Laurus Fund, Ltd.
10.63 (14)	Securities Purchase Agreement, effective as of May 31, 2005, by and among the Company, The Shaar Fund, Ltd. and the other purchasers that are a party thereto
10.64 (14)

Form of Common Stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, effective as of May 31, 2005, by and among the Company, The Shaar Fund, Ltd. and the other purchasers that are a party thereto

10.65 (14)	Form of Convertible Term Note issued pursuant to the Securities Purchase Agreement, effective as of May 31, 2005, by and among the Company, The Shaar

Fund, Ltd. and the other purchasers that are a party thereto
10.66 (14)	Registration Rights Agreement, effective as of May 31, 2005, by and among the Company, The Shaar Fund, Ltd. Jesup & Lamont and the other purchasers that are a party thereto
31.1 (8)	Certificate of Co-CEO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2 (8)	Certificate of Co-CEO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.3 (8)	Certificate of CFO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1 (8)	Certificate of Co-CEO of Registrant required under 18 U.S.C. Section 1350
32.2 (8)	Certificate of Co-CEO of Registrant required under 18 U.S.C. Section 1350
32.3 (8)	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

(1)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2004 and incorporated herein by reference.

(2)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2004 and incorporated herein by reference.

(3)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2005 and incorporated herein by reference.

(4)	Filed as an exhibit to the registrant’s registration statement on Form SB-2, File No. 333-16451 dated February 14, 1997 and incorporated herein by reference.

(5)	Filed as an exhibit to the registrant’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2000 and incorporated herein by reference.

(6)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2001 and incorporated herein by reference.

(7)	Filed as an exhibit to the registrant’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 26, 2004 and incorporated herein by reference.

(8)	Filed herewith.

(9)	Filed as an exhibit to the registrant’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2003 and incorporated herein by reference.

(10)	Filed as an exhibit to the registrant’s registration statement on Form SB-2, File No. 333-115037 dated April 30, 2004 and incorporated herein by reference.

(11)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2004 and incorporated herein by reference.

(12)	Filed as an exhibit to the registrant’s registration statement on Form SB-2, File No. 333-120104 dated October 29, 2004 and incorporated herein by reference.

(13)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2005 and incorporated herein by reference

(14)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2005 and incorporated herein by reference