Form 10QSB
period 2005-09-30
BIO KEY INTERNATIONAL INC
filed 2005-11-21
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes  ☐   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☒  No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date : There were 46,306,588 issued and outstanding shares of the registrant’s common stock, par value $.0001 per share, as of November 15, 2005.

Transitional Small Business Disclosure Format (check one):  Yes  ☐   No  ☒

BIO-KEY INTERNATIONAL, INC.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BIO-key International, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,497,188	$956,230
Marketable securities	—	1,000,000
Receivables
Billed, less allowance for doubtful receivables of $134,292 and $422,393, respectively	2,980,298	1,698,144
Unbilled	122,662	310,523
Due from selling stockholders	—	60,793
Costs and earnings in excess of billings on uncompleted contracts	5,243,350	6,292,603
Inventory	3,465	29,599
Prepaid expenses and other	207,718	190,027
Total current assets	10,054,681	10,537,919

EQUIPMENT AND LEASEHOLD IMPROVEMENTS – AT COST, less accumulated depreciation	609,375	644,101
OTHER ASSETS
Costs and earnings in excess of billings on uncompleted contracts	—	657,000
Deposits	1,757,037	2,761,134
Intangible assets and deferred charges – less accumulated amortization	4,752,050	4,577,784
Goodwill	11,120,395	12,067,248
	$28,293,538	$31,245,186
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations	$2,236,901	$3,255,182
Advances from stockholders	—	12,753
Accounts payable	941,177	1,325,282
Billings in excess of costs and earnings on uncompleted contracts	61,402	760,807
Accrued liabilities	5,175,101	4,639,619
Deferred rent	430,558	393,676
Deferred revenue	3,883,787	3,166,356
Total current liabilities	12,728,926	13,553,675

LONG-TERM OBLIGATIONS, less discounts and current maturities	6,561,868	4,732,819
DEFERRED RENT	983,765	1,311,454
DEFERRED REVENUE	570,136	71,203

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock – authorized, 5,000,000 shares of $.0001 par value (liquidation preference of $100 per share)
Series A 7% Convertible; issued and outstanding 44,557 shares of $.0001 par value	4	—
Series C 7% Convertible; issued and outstanding 62,182 shares of $.01 par value		622
Common stock – authorized, 85,000,000 shares; issued and outstanding 46,306,588 shares of $.0001 par value and 40,680,691 shares of $0.01 par value, respectively	4,630	406,807
Additional contributed capital	51,560,705	46,436,765
Accumulated deficit	(44,116,496)	(85,268,159)
	7,448,843	11,576,035
	$28,293,538	$31,245,186

See accompanying notes to the consolidated financial statements.

BIO-key International, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues
Services	$2,496,883	$77,639	$8,318,624	$278,415
License fees and other	705,718	231,179	2,448,901	861,402
	3,202,601	308,818	10,767,525	1,139,817
Costs and other expenses
Cost of services	503,843	113,667	2,373,534	270,000
Cost of license fees and other	125,633	26,954	658,876	127,621
Selling, general and administrative	2,868,875	1,618,104	8,840,969	3,629,165
Research, development and engineering	1,799,845	452,545	5,545,386	1,067,120
	5,298,196	2,211,270	17,418,765	5,093,906

Operating loss	(2,095,595)	(1,902,452)	(6,651,240)	(3,954,089)

Other income (deductions)
Interest income	6,908	—	35,958	—
Interest expense	(844,038)	(692)	(2,055,649)	(138,164)
Gain (loss) on sale of marketable debt securities	—	33,125	(20,000)	33,125
Other	(24,816)	9,855	(25,348)	26,378

NET LOSS	$(2,957,541)	$(1,860,164)	$(8,716,279)	$(4,032,750)

Basic and diluted loss to common stockholders
Net loss	$(2,957,541)	(1,860,164)	(8,716,279)	(4,032,750)
Convertible preferred stock dividends and accretion	(1,500)	(4,044)	(188,800)	(157,194)

Loss applicable to common stockholders	$(2,959,041)	$(1,864,208)	$(8,905,079)	$(4,189,944)

Basic and diluted loss per common share
Net loss	$(.07)	$(.05)	$(.19)	$(.12)
Convertible preferred stock dividend and accretion	—	—	(.01)	(.01)

Loss applicable per common share	$(.07)	$(.05)	$(.20)	$(.13)

Weighted average number of shares	45,476,802	38,624,196	45,129,000	33,408,056

See accompanying notes to the consolidated financial statements

BIO-key International, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net loss	$(8,515,134)	$(4,032,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	179,642	31,617
Amortization	1,303,455	216,658
Allowance for doubtful receivables	(22,440)	106,000
Loss (gain) on sale of marketable debt securities	20,000	(33,125)
Deferred rent	(290,807)	—
Options and warrants issued for services and other	542,758	24,850
Change in assets and liabilities:
Receivables	(804,799)	(260,951)
Costs in excess of billings	1,546,812	—
Inventories	26,134	35,559
Prepaid expenses and other	(27,047)	125,343
Accounts payable	(418,332)	(719)
Accrued liabilities	683,989	242,105
Billings in excess of costs	24,173	—
Deferred revenue	1,174,224	70,598
Net cash used in operating activities	(4,532,492)	(3,474,815)

Cash flows from investing activities
Acquisition of PSG	—	(498,937)
Acquisition of AMG	—	(10,089,560)
Capital expenditures	(144,916)	(163,022)
Purchase of marketable debt securities	—	(5,887,500)
Proceeds from sale of marketable debt securities	980,000	4,920,625
Deposits	1,004,097	(2,769,140)
Proceeds from sale of trademark	50,000	—
Other	(56,610)	(126,358)
Net cash provided by (used in) investing activities	1,832,571	(14,613,892)

Cash flows from financing activities
Issuance of long-term obligations	4,920,251	9,482,680
Net advance from (to) stockholders	(12,753)	(49,259)
Repay long-term obligations	(1,894,148)	(400,000)
Financing fees	(374,614)	(80,000)
Issuance of bridge note	250,000	—
Repayment of bridge note	(250,000)	—
Repurchase of warrants	—	(125,000)
Sale of common stock	—	11,248,803
Exercise of warrants and options	558,787	1,950
Refund of financing fees	100,000	—
Offering costs	(56,644)	(31,688)
Net cash provided by financing activities	3,240,879	20,047,486
NET INCREASE IN CASH AND CASH EQUIVALENTS	540,958	1,958,779
Cash and cash equivalents, beginning of period	956,230	1,012,790
Cash and cash equivalents, end of period	$1,497,188	$2,971,569

See accompanying notes to the consolidated financial statements

BIO-key International, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2004 (Unaudited) and December 31, 2004

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

4.             EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements at September 30, 2005 and December 31, 2004 consisted of the following:

	September 30, 2005	December 31, 2004
Equipment	$458,846	$348,298
Furniture and fixtures	175,650	162,593
Software	104,414	88,302
Leasehold improvements	170,955	165,756
	909,865	764,949
Less accumulated depreciation and amortization	300,490	120,848
	$609,375	$644,101

5.             GOODWILL, OTHER INTANGIBLE ASSETS

The Company’s goodwill resulted from the acquisition of Public Safety Group, Inc. and certain assets and assumed liabilities of the Mobile Government Division of Aether Systems, Inc. in 2004. As provided by SFAS No. 142, the Company has elected to perform the annual assessment of the carrying value of all goodwill as of August 1 each year using a number of criteria, including the value of the overall enterprise.  As of September 30, 2005, the Company believes no material impairment exists.  Future impairment charges from existing operations or other acquisitions, if any, will be reflected as an operating expense in the statement of operations.

Mobile Government

Balance at December 31, 2004	$9,363,371
Adjustment to allowance for doubtful accounts	(310,541)
Billings in excess of costs and earnings on uncompleted contracts	(723,578)
Other working capital adjustments	87,267

Balance at September 30, 2005	8,416,518

Public Safety Group, Inc.

Balance at December 31, 2004 and September 30, 2005	2,703,877

Total Goodwill	$11,120,395

Other intangible assets and deferred charges as of September 30, 2005 and December 31, 2004 consisted of the following:

	September30, 2005	December 31, 2004

Copyrighted software	$1,181,429	$1,181,429
Customer relationships	1,009,000	1,009,000
Trademarks	807,872	807,872
Developed technology	710,000	710,000
Marketing agreements	605,340	605,340
Patents and patents pending	274,604	217,994
Financing fees	1,435,643	523,347
	6,023,888	5,054,982
Less accumulated amortization	1,271,838	477,198

	$4,752,050	$4,577,784

6.             ACCRUED LIABILITIES

Accrued liabilities at September 30, 2005 and December 31, 2004 consisted of the following:

	September 30, 2005	December 31, 2004

Contract costs not yet invoiced by vendors	$3,720,938	$3,301,442
Compensation	611,261	634,894
Royalties	290,247	254,055
Interest	331,104	227,680
Other	221,550	221,548

	$5,175,101	$4,639,619

7.             CONVERTIBLE DEBT FINANCING

On June 8, 2005, we entered into a Securities Purchase Agreement (the “Senior Purchase Agreement”) with Laurus Master Fund, Ltd. ("Laurus"). Under the Senior Purchase Agreement, the Company issued a Secured Convertible Term Note (the “Senior Convertible Note”) in the aggregate principal amount of $2,000,000, convertible into Common Stock of the Company in certain circumstances at $1.35 per share, and issued a warrant (the “Senior Warrant”) to purchase an aggregate of 444,444 shares of the Common Stock at a per share exercise price of $1.55. The aggregate consideration received by the Company, net of all fees and expenses, for the Senior Convertible Note and the Senior Warrant was approximately $1,841,000. The proceeds from this transaction are to be used for working capital purposes. The Company’s obligations under the Senior Purchase Agreement and the Senior Convertible Notes are secured by a security interest in all or substantially all of the Company’s assets.

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

As security for our obligations to Laurus, we, along with our wholly-owned subsidiary Public Safety Group, Inc. (“PSG”), have granted to Laurus a blanket security interest in all of our assets, and we have entered into a stock pledge with Laurus for the capital stock in PSG. If an event of default occurs under the Senior Convertible Note or the other related investment agreements, 120% of the unpaid principal balance on the Senior Convertible Note, plus accrued interest and fees, shall, at the noteholder’s option, become immediately due and Laurus shall be entitled to payment of a default interest rate of an additional 1.5% per month on all amounts due under the Senior Convertible Note. Such events of default include the following:

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

We have agreed to register with the Securities and Exchange Commission for resale the shares of common stock that are issuable upon conversion of the Senior Convertible Note and upon exercise of the Senior Warrant. The resale registration statement was initially filed with the Securities and Exchange Commission on July 8, 2005 for the shares underlying the Senior Convertible Note and Senior Warrant. Due to the fact that the registration was not declared effective by September 6, 2005, Laurus is entitled to certain specified remedies, including monetary liquidated damages. In particular, for each 30 days (or such pro rated number of days) that we are out of compliance with our registration obligations, we will be subject to a liquidated damage assessment of 2% of the original principal amount of the Senior Convertible Note.  Laurus has waived these liquidated damages.

We entered into a Securities Purchase Agreement, effective as of May 31, 2005, (the “Subordinated Purchase Agreement”) with The Shaar Fund, Ltd. (“Shaar”), Longview Fund, L.P. (“Longview”) and other existing shareholders of the Company and other accredited investors (collectively, the “Subordinated Investors”). Under the Subordinated Purchase Agreement, the Company issued Convertible Term Notes (the “Subordinated Convertible Notes”) in the aggregate principal amount of $2,794,723, convertible into Common Stock of the Company in certain circumstances at $1.35 per share, and issued warrants (the “Subordinated Warrants”) to purchase an aggregate of 828,066 shares of the Common Stock at a per share exercise price of $1.50. The aggregate consideration received by the Company, net of all fees and expenses, for such Subordinated Convertible Notes and Subordinated Warrants was approximately $2,411,000. The proceeds from this transaction are to be used for working capital purposes. The Subordinated Convertible Notes were issued at a purchase price equal to $900 for each $1,000 of principal amount of the Note.

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

If an event of default occurs under the Subordinated Convertible Notes or the other related investment agreements, the unpaid principal balance on the Subordinated Convertible Notes, plus accrued interest, shall, at the noteholder’s option, become immediately due and the Subordinated Investors shall be entitled to payment of additional default interest at the rate of 2.0% per annum on all amounts due under the Subordinated Convertible Notes. Such events of default include the following:

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

We have agreed to register with the Securities and Exchange Commission for resale the shares of common stock that are issuable upon conversion of the Subordinated Convertible Notes and upon exercise of the Subordinated Warrants. We have filed a registration statement with the Securities and Exchange Commission on July 8, 2005 for the shares underlying the Subordinated Convertible Notes and Subordinated Warrants. Due to the fact that the registration statement was not declared effective by September 6, 2005, the Subordinated Investors are entitled to certain specified remedies, including monetary liquidated damages. In particular, for each 30 days (or such pro rated number of days) that we are out of compliance with our registration obligations, we will be subject to a liquidated damage assessment of 2% of the original principal amount of the Subordinated Convertible Notes.  Shaar has waived these liquidated damages and Longview has provided the Company with the option to settle these obligations at maturity.  The Company had incurred and accrued damages associated with this failure payable to certain subordinated note holders, which is not material at this time.

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

On April 28, 2005, The Shaar Fund Ltd. loaned $250,000 to the Company. The loan allowed for interest at 10% per annum and was paid in full in June 2005 in conjunction with the Company’s recent financing activities.

On July 8, 2005, the Company made a payment of $39,061 to a holder of a senior convertible note issued by the Company on September 29,2004 to fully pay all principal and interest on the Note. In conjunction with this repayment, the holder surrendered a warrant to purchase 11,111 shares of the Company’s $0.0001 par value common stock.

As of September 30, 2005, the Company had incorrectly calculated certain interest obligations on certain subordinated notes issued by the Company in September 2004. Accordingly, the Company has, subsequent to September 30, 2005, corrected the error and is now current with respect to its obligations under the September 2004 subordinated notes.

The Company entered into an Amendment and Waiver with Laurus, dated as of August 31, 2005, pursuant to which the Company was permitted to defer the payment of the monthly principal amounts due and payable for the months of September, October, November and December 2005 under both (a) the Secured Convertible Term Note in the original principal amount of $5,000,000 issued by the Company to Laurus on September 29, 2004(the “September 2004 Note”), and (b) the Secured Convertible Term Note in the original principal amount of $2,000,000 issued by the Company to Laurus on June 8, 2005 (the “June 2005 Note”), such aggregate deferred principal amounts being equal to $625,000 and $187,500, respectively.  The deferred principal amount under the September 2004 Note is now due on September 29, 2007, the maturity date of that note, and will be paid at the same time the final payments due with respect to that note upon maturity.  The deferred principal amount under the June 2005 Note is now due on June 7, 2008, the maturity date of that note, and will be paid at the same time the final payments due with respect to that note upon maturity.  The Company will remain obligated to pay all monthly interest amounts under these notes as they are currently due.

Pursuant to this Amendment and Waiver, the Company issued an aggregate of 612,166 shares of its Common Stock as consideration for this principal payment deferral.  The Company entered into a Registration Rights Agreement dated as of August 31,2005 (the “Registration Rights Agreement”) pursuant to which the Company has agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of these shares of Common Stock on or before August 31, 2006.

The Company also entered into Amendment and Waivers, dated as of August 31, 2005, pursuant to which certain Subordinated Investors allowed the Company to defer the payment of the monthly principal amounts due and payable for the months of September, October, November and December 2005 under the Convertible Term Notes in the aggregate original principal amount of $2,800,000 issued by the Company to the Subordinated Investors on September 29, 2004(the “Subordinated Notes”), such aggregate deferred principal amount being equal to $350,004.  The deferred principal amount under each Subordinated Note is now due on September 29, 2007, the maturity date of each such note, and will be paid at the same time the final payments due with respect to each such note upon maturity.  The Company will remain obligated to pay all monthly interest amounts under these notes as they are currently due.

Pursuant to these Amendment and Waivers, the Company issued an aggregate of 263,705 shares of its Common Stock to the Subordinated Investors as consideration for this principal payment deferral.  The Company entered into the Registration Rights Agreement with each of the Subordinated Investors, pursuant to which the Company has agreed to file a registration statement with the SEC covering the resale of these shares of Common Stock on or before August 31, 2006.

Certain holders of convertible term notes issued by the Company on September 29, 2004 and May 31, 2005 did not permit the Company to defer such principal payments, but instead waived certain provisions of those notes, specifically regarding anti-dilution adjustments of the Fixed Conversion Price that would otherwise have been triggered as a result of the issuance of the above described shares in connection with the debt deferral.  In consideration of these waivers, the warrants held by these note holders were modified to reflect an exercise price of $1.35.

8.             STOCKHOLDERS EQUITY

Common Stock

During the nine months ended September 30, 2005, Investors converted convertible term notes in the aggregate principal amount of $2,063,920 and $62,276 of accrued interest thereon into 1,575,135 shares of the Company’s common stock.

Additional Contributed Capital

In connection with an arbitration settlement, additional contributed capital increased by $100,000 as a result of a refund of offering costs received from the Company’s investment bankers.

Series A Convertible Preferred Stock

During the nine months ended September 30, 2005, Investors converted a total of 17,625 shares of the Company’s Series A Preferred Stock and $121,819 of accrued dividends thereon into 2,512,426 shares of the Company’s $0.0001 par value common stock.

As of September 30, 2005, there are approximately $401,000 of cumulative dividends in arrears on the Series A preferred stock.

Options and Warrants

The following summarizes option and warrant activity since December 31, 2004:

	1996 Plan	1999 Plan	2004 Plan	Non- Plan	Warrants	Total

Balance, December 31, 2004	231,380	1,176,669	1,960,000	4,158,000	12,144,112	19,670,161

Granted	—	—	205,000	—	—	205,000
Exchanged	18,018	(17,544)	—	—	—	474
Exercised	(96,668)	(97,000)	—	—	(525,000)	(718,668)
Expired or cancelled	(2,730)	—	—	(470,000)	(67,500)	(540,230)

Balance, March 31, 2005	150,000	1,062,125	2,165,000	3,688,000	11,551,612	18,616,737

Granted	—	—	558,500	—	1,521,125	2,079,625
Exercised	—	—	—	(20,000)	—	(20,000)
Expired or cancelled	—	—	—	(390,000)	(50,000)	(440,000)

Balance, June 30, 2005	150,000	1,062,125	2,723,500	3,278,000	13,022,737	20,236,362

Granted	—	—	104,500	—	176,666	281,166
Exercised	—	—	—	(40,000)	—	(40,000)
Expired or cancelled	—	—	(138,250)	(60,000)	(11,111)	(209,361)

Balance, September 30, 2005	150,000	1,062,125	2,689,750	3,178,000	13,188,292	20,268,167

Available for future grants, September 30, 2005	159,332	647,132	1,310,250	—	—	2,116,714

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

If compensation expense for the stock options granted had been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s proforma net loss and proforma loss per share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss
As reported	$(2,957,541)	$(1,860,164)	$(8,716,279)	$(4,032,750)
Proforma	(3,175,595)	(1,927,164)	(9,370,441)	(4,233,750)

Loss applicable to common Stockholders
As reported	$(2,959,041)	$(1,864,208)	$(8,905,079)	$(4,189,944)
Proforma	(3,177,095)	(1,935,252)	(9,559,241)	(4,548,138)

Basic and diluted loss per common share
As reported	$(.07)	$(.05)	$(.20)	$(.13)
Proforma	(.07)	(.05)	(.21)	(.14)

9.             SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2005	2004
Cash paid for:
Interest	$1,025,873	$2,547

Noncash Financing Activities:
Conversion of convertible debentures and notes, bridge notes and accrued interest into common stock	2,126,196	2,864,293
Issuance of Convertible Preferred Shares in exchange for Series B preferred stock and cumulative dividends in arrears thereon	—	525,688
Issuance of Convertible Preferred Shares in exchange for debt	—	8,702,463
Issuance of common stock in exchange for options and warrants	—	99,222
Issuance of common stock in conjunction with PSG acquisition	—	3,608,940
Issuance of common stock in exchange for Series A and Series C preferred stock and cumulative dividends in arrears, thereon	121,822	30,461
Cashless exercise of options and warrants	164,075	—
Goodwill allocation adjustment	946,852	—
Warrants issued in conjunction with convertible debt financing	1,335,000	—
Issuance of options in exchange for financing fees	27,367	—
Issuance of common stock in exchange for financing fees related to payment deferral	788,284	—
Issue of common stock and warrants in exchange for services	—	99,400
Issue of warrants in conjunction with debt offering	—	1,278,000
Trade receivables assumed by prior shareholders of AMG	—	54,552
Offering costs	—	131,211

10.           SUBSEQUENT EVENT

On November 11, 2005, the Company issued a consultant, Randy Fodero, a stock option to purchase 600,000 shares of the Company’s common stock at an exercise price of $0.60 per share.  The option has a term of seven (7) years and 200,000 shares vest immediately.  Of the remaining shares, 200,000 vest on November 11, 2006 and 200,000 vest on November 11, 2007.  The estimated fair value of this option was approximately $297,842.  Mr. Fodero is the former Vice President of Sales for the Company and has been serving as a sales consultant since his resignation on July 22, 2005.

11.           PRIOR PERIOD ADJUSTMENT

In connection with responding to an SEC comment letter, the Company identified accounting errors to the accounting for convertible debt issued in September 2004.  The adjustments required to restate the accounting records to their proper balances at December 31, 2004 included: (i) An adjustment to increase Deferred offering costs by $400,505; (ii) An adjustment to increase the discount on convertible debt of $554,132; (iii) An adjustment to decrease retained earnings by $156,955 related to an understatement of interest expense; (iv) An adjustment to increase Additional Paid in Capital by $1,111,592.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

The information contained in this Report on Form 10-QSB and in other public statements by the Company and Company officers include or may contain certain forward-looking statements.  All statements other than statements of historical facts contained in this Report on Form 10-QSB, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements.  The words “anticipate,” “believe,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in the forward-looking statements are reasonable, we cannot be sure that they will be achieved.  Actual results may differ materially from the forward-looking statements contained herein due to a number of factors. Many of these factors are set forth in the Company’s Annual Report on Form 10-KSB under the caption “Risk Factors” and other filings with the Securities and Exchange Commission.  These factors are not intended to represent a complete list of the general or specific factors that may affect us.  It should be recognized that other factors, including general economic factors and business strategies might be significant, presently or in the future.  Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

RESULTS OF OPERATIONS

The discussion below regarding our results of operations for the three and nine months ended September 30, 2005 reflects the combined operations of our historic biometric technology licensing business and our new public safety division, comprised of the former PSG and the former Mobile Government.  The corresponding periods in 2004 include the operations of our historic biometric business and six months of results for the new public safety division.  In order to present the following discussion in a manner to provide a more meaningful comparison between the two periods, where possible, we have quantified the material changes in our results of operations which are attributable to the operations of each of our businesses.  Because the acquisition of the Mobile Government division of Aether Systems was not completed until September 30,2004, the results of operations for Mobile Government are not included in the three and nine month periods ending September 30, 2004.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO SEPTEMBER 30, 2004

Revenue

Services revenues, which include maintenance, technical support and other professional services, were approximately $2,497,000 during the three months ended September 30, 2005 as compared to approximately $78,000 during the corresponding period in 2004. The increase in 2005 services revenues is due to approximately $2,425,000 in revenue from Mobile Government, which was acquired in September 2004. Services revenues from BIO-key and PSG were $72,000 during the three months ended September 30, 2005.

License fees and other revenue, which principally includes software license fees and hardware sales, were approximately $706,000 during the three months ended September 30, 2005 as compared to approximately $231,000 during the corresponding period in 2004. The increase in 2005 license and other revenues is due to $665,000 in revenue from Mobile Government offset by a reduction in license and other revenues from BIO-key and PSG of approximately $200,000 for the third quarter of 2005.

For the nine months ended September 30, 2005, services revenues were approximately $8,319,000 compared to approximately $278,000 during the corresponding period in 2004. The increase in 2005 services revenues is due to $8,118,000 in revenue from the Mobile Government division. Service revenues from the BIO-key division and the Public Safety Group were $201,000 during the nine months ended September 30, 2005.

License fees and other revenue, were approximately $2,449,000 during the nine months ended September 30, 2005 as compared to approximately $861,000 during the corresponding period in 2004. The increase in 2005 license and other revenues is due to $2,252,000 in revenue from Mobile Government.  License fees and other revenue from BIO-key and PSG were approximately $197,000 during the nine months ended September 30, 2005.

Costs And Other Expenses

Costs of services were approximately $504,000 during the three months ended September 30, 2005 as compared to approximately $ 114,000 during the prior year period. The increase in 2005 was due to $441,000 in costs of services of Mobile Government.

Costs of license and other were approximately $126,000 during the three months ended September 30, 2005 as compared to approximately $27,000 during the corresponding period in 2004. The increase in 2005 was due to $112,000 in costs of license and other of Mobile Government.

Costs of services were approximately $2,374,000 during the nine months ended September 30, 2005 as compared to approximately $270,000 during the prior year period. The increase in 2005 was due to $1,991,000 in costs of services of Mobile Government. Costs of services for BIO-key and PSG were $383,000 for the nine months ended September 30, 2005.

Costs of license and other were approximately $659,000 during the nine months ended September 30, 2005 as compared to approximately $128,000 during the corresponding period in 2004. The increase in 2005 was due to $622,000 in costs of license and other of Mobile Government.

Selling, general and administrative expenses.   Selling, general and administrative expenses increased to approximately $2,869,000 during the three months ended September 30, 2005 from approximately $1,618,000 during the corresponding period in 2004. With the acquisition of Mobile Government, the company significantly increased the number of employees in the selling, general and administrative area.  Salary and benefit related expenses were approximately $1,519,000 during the three months ended September 30, 2005 compared to $602,000 for the comparable period in 2004. For the nine months ended September 30, 2005, selling, general and administrative expenses increased by $5,212,000 to approximately $8,841,000. Salary and benefit related expenses were approximately $4,441,000 during the nine months ended September 30, 2005 compared to $1,370,000 for the comparable period in 2004.

We expect selling, general and administrative expenses to decrease as a percentage of revenue during the remainder of 2005.

Research and Development.  Research and development expenses increased to approximately $1,800,000 during the three months ended September 30, 2005 from approximately $453,000 in 2004. The increase was due to the addition of a significant number of employees as a result of the acquisition of Mobile Government. Salary, benefits and contractor expenses were approximately $1,284,000 during the three months ended September 30, 2005 compared to $413,000 for the comparable period in 2004. For the nine months ended September 30, 2005, research and development expenses increased by $4,478,000 to approximately $5,545,000. Salary, benefits and contractor expenses were approximately $4,139,000 during the nine months ended September 30, 2005 compared to $975,000 for the comparable period in 2004.

We expect research and development expenses to decrease as a percentage of revenue during the remainder of 2005.

Interest Expense.  Interest expense was approximately $774,000 during the three months ended September 30, 2005 as compared with approximately $1,000 during the corresponding period of the prior year, when the Company had virtually no debt. For the nine months ended September 30, 2005, interest expense was approximately $1,855,000, as compared with approximately $138,000 during the prior year period, which included debt during the first quarter only.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during the nine months ended September 30, 2005 was approximately $4,532,000 compared to approximately $3,475,000 during the nine months ended September 30, 2004. The increase in negative operating cash flow in 2005 was due to the net loss of approximately $8,515,000 as compared to the net loss of approximately $4,033,000 during the comparable prior year period. The impact of the net loss on operating cash flow was somewhat mitigated in 2005 by non cash charges for amortization of intangible assets of approximately $718,000 discounts on convertible debt related to warrants and beneficial conversion features of approximately $586,000 and compensation expense associated with options and warrants issued for services of approximately $543,000.  Additionally, the operating cash flow was positively impacted by a reduction of $1,547,000 in costs in excess of billings on long-term projects as well as an increase in deferred revenue for $1,174,000.

Net cash provided by investing activities for the nine months ended September 30, 2005 was approximately $1,833,000 compared to net cash used in investing activities of approximately $14,614,000 for the corresponding period in 2004. The 2005 amount includes approximately $980,000 in proceeds from the sale of marketable securities and return of $1,004,000 of deposits. During the prior year, the Company used approximately $499,000 to acquire PSG, $10,090,000 to acquire AMG and approximately $5,888,000 to purchase marketable securities.

Net cash provided by financing activities during the nine months ended September 30, 2005 was approximately $3,241,000 compared to approximately $20,047,000 in the corresponding period in 2004, at which time the Company raised approximately $11,249,000 in net proceeds from a private placement of common stock.  During the nine months ended September 30, 2005, the Company raised approximately $4,920,000 in net proceeds from a private placement of convertible debt and received proceeds of approximately $559,000 from warrant and option exercises. Offsetting these proceeds were debt repayments of approximately $1,894,000. To the extent the Company continues to generate losses and negative cash flows from operations, the Company expects to seek additional outside financing.

Working capital deficit at September 30, 2005 was approximately $2,674,000 as compared to a deficit of approximately $3,016,000 at December 31, 2004.

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

The Company entered into an Amendment and Waiver with Laurus, dated as of August 31, 2005, pursuant to which the Company was permitted to defer the payment of the monthly principal amounts due and payable for the months of September, October, November and December 2005 under both (a) the Secured Convertible Term Note in the original principal amount of $5,000,000 issued by the Company to Laurus on September 29, 2004 (the “September 2004 Note”), and (b) the Secured Convertible Term Note in the original principal amount of $2,000,000 issued by the Company to Laurus on June 8, 2005 (the “June 2005 Note”), such aggregate deferred principal amounts being equal to $625,000 and $187,500, respectively.  The deferred principal amount under the September 2004 Note is now due on September 29, 2007, the maturity date of that note, and will be paid at the same time the final payments are due with respect to that note upon maturity.  The deferred principal amount under the June 2005 Note is now due on June 7, 2008, the maturity date of that note, and will be paid at the same time the final payments are due with respect to that note upon maturity.  The Company will remain obligated to pay all monthly interest amounts under these notes as they are currently due.

Pursuant to this Amendment and Waiver, the Company issued an aggregate of 612,166 shares of its Common Stock as consideration for this principal payment deferral.  The Company entered into a Registration Rights Agreement dated as of August 31, 2005 (the “Registration Rights Agreement”) pursuant to which the Company has agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of these shares of Common Stock on or before August 31, 2006.

The Company also entered into Amendment and Waiver dated as of August 31, 2005, pursuant to which certain Subordinated Investors allowed the Company to defer the payment of the monthly principal amounts due and payable for the months of September, October, November and December 2005 under the Convertible Term Notes in the aggregate original principal amount of $2,800,000 issued by the Company to the Subordinated investors on September 29, 2004 (the “Subordinated Notes”), such aggregate deferred principal amount being equal to $350,004.  The deferred principal amount under each Subordinated Note is now due on September 29, 2007, the maturity date of each such note, and will be paid at the same time the final payments are due with respect to each such note upon maturity.  The Company will remain obligated to pay all monthly interest amounts under these notes as they are currently due.

Pursuant to these Amendment and Waivers, the Company issued an aggregate of 263,706 shares of its Common Stock to the Subordinated Investors as consideration for this principal payment deferral.  The Company entered into the Registration Rights Agreement with each of the Subordinated Investors, pursuant to which the Company has agreed to file a registration statement with the SEC covering the resale of these shares of Common Stock on or before August 31, 2006.

Certain holders of convertible term notes issued by the Company on September 29, 2004 and May 31, 2005 did not permit the Company to defer such principal payments, but instead waived certain provisions of those notes, specifically regarding anti-dilution adjustments of the Fixed Conversion Price that would otherwise have been triggered as a result of the issuance of the above described shares in connection with the debt deferral.  In consideration of these waivers, the warrants held by these note holders were modified to reflect an exercise prince of $1.35.

We do not expect any material capital expenditures during the next twelve months.

In October 2005, the Company completed a restructuring and cost reduction program to better focus on growth and profitability.  Current monthly operating expenses are approximately $1,100,000 and monthly interest payments are approximately $350,000.  At this level, the Company would need to increase revenue to approximately $1,500,000 per month in order to break-even.  This is significantly higher than the monthly revenue generated by the Company in the nine months ending September 30, 2005.  Accounts Receivable and Costs and Earnings in Excess of Billings, totaling $8,346,310 at September 30, 2005, are expected to be a significant source of cash for the Company.  However, there can be no assurance that the Company can significantly increase its revenue or that timing of the payments from Accounts Receivable and Costs and Earnings in Excess of Billings will allow the Company to meet its monthly financial obligations.

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

Additionally, the Company’s ability to repay its outstanding debt obligations and accrued interest on a timely basis will be at risk. During the quarter ended June 30, 2005, the Company was delinquent with respect to certain principal and interest obligations on certain subordinated notes issued in September 2004. These obligations have subsequently been brought current.

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

The Company is in the process of addressing these issues to ensure that the Company’s disclosure controls and procedures are improved so as to provide such reasonable assurance.  Specifically, during fiscal 2005, the Company has hired a Controller, an Assistant Controller, a Manager of Finance, a Senior Staff Accountant and a Staff Accountant and has also retained the services of several financial consultants to assist the finance and accounting staff.  The Company expects to continue to add to its finance and accounting staff in the fourth quarter of fiscal 2005.  Also, the Company believes that its accounting and reporting software itself is appropriate for the business, but feels that additional training of the finance and accounting staff will enhance the software’s utilization and improve the Company’s internal control system.  This training is currently being implemented.

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

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.             On July 15, 2005, the Company issued secured convertible term notes in the aggregate principal amount of $450,000 and warrants to purchase 133,333 shares of common stock at an exercise price of $1.50 per share to institutional investors. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

2.             On August 31 2005, the Company issued 875,871 shares of the Company’s common stock in exchange for the deferral of certain debt payments under previously issued secured convertible term notes.  These securities were issued to accredited investors in a private placement transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506 of Regulation D thereunder.  The Shares have not been registered under the Securities Act or applicable state securities laws and may not be offered or sold in the United States absent registration under the Securities Act and applicable state securities laws or an applicable exemption from registration requirements.  The Company has agreed to file a registration statement with the SEC covering the resale of the Shares.

ITEM 6.  EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-Key International, Inc.

Dated: November 21, 2005	/s/ Thomas J. Colatosti
Thomas J. Colatosti
Co-Chief Executive Officer

Dated: November 21, 2005	/s/ Michael W. DePasquale
Michael W. DePasquale
Co-Chief Executive Officer

Dated: November 21, 2005	/s/ Francis J. Cusick
Francis J. Cusick
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.61(1)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and Laurus Master Fund, Ltd.
10.62(1)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and The Shaar Fund, Ltd.
10.63(1)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and Longview Special Finance
10.64(1)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and Etienne Des Roys
10.65(1)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and Eric Haber
10.66(1)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and Investors Management Corporation
10.67(1)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and The Tocqueville Fund
10.68(1)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and The Tocqueville Amerique Value Fund
10.69(1)

Registration Rights Agreement, dated as of August 31, 2005, by and among the Company, Laurus Master Fund, Ltd., The Shaar Fund, Ltd., Longview Special Finance, Etienne Des Roys, Eric Haber, Investors Management Corporation, The Tocqueville Fund and The Tocqueville Amerique Value Fund.

31.1 (2)	Certificate of Co-CEO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2 (2)	Certificate of Co-CEO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.3 (2)	Certificate of CFO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1 (2)	Certificate of Co-CEO of Registrant required under 18 U.S.C. Section 1350
32.2 (2)	Certificate of Co-CEO of Registrant required under 18 U.S.C. Section 1350
32.3 (2)	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

(1)	Filed as an exhibit to the registrant’s registration statement on Form SB-2, File No. 333-126492 dated October 21, 2005 and incorporated herein by reference.

(2)	Filed herewith.