Form 10QSB/A
period 2005-09-30
BIO KEY INTERNATIONAL INC
filed 2005-11-23
CIK 1019034

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

BIO-KEY INTERNATIONAL, INC.

EXPLANATORY NOTE

On November 21, 2005, BIO-Key International, Inc. (the “Company”) filed its Quarterly Report on Form 10-QSB for the period ended September 30, 2005 (the “Original Report”).  The sole purpose of this Amendment No. 1 to Quarterly Report on Form 10-QSB/A is to correct certain typographical errors contained in the Original Report.  Specifically, the Consolidated Balance Sheet contained in the Original Report incorrectly listed the Accumulated Deficit at December 31, 2004 as “$(85,268,159)”, which should have been “$(35,268,159)”, and the consolidated Statements of Cash Flows contained in the Original Report incorrectly listed (i) Net Loss for the nine months ended September 30, 2005 as “$(8,515,134)”, which should have been “$(8,716,279)”, (ii) Amortization as “1,303,455”, which should have been “1,504,600”, and (iii) Allowance for doubtful receivables as “$(22,440)”, which should have been “$22,440”.  The resulting corrections have also been made to Item 2 (Management Discussion and Analysis) contained herein.  Except for the typographical errors corrected hereby, this Form 10-QSB/A does not amend, update or change any other information contained in the Original Report.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BIO-key International, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,497,188	$956,230
Marketable securities	—	1,000,000
Receivables
Billed, less allowance for doubtful receivables of $134,292 and $422,393, respectively	2,980,298	1,698,144
Unbilled	122,662	310,523
Due from selling stockholders	—	60,793
Costs and earnings in excess of billings on uncompleted contracts	5,243,350	6,292,603
Inventory	3,465	29,599
Prepaid expenses and other	207,718	190,027
Total current assets	10,054,681	10,537,919

EQUIPMENT AND LEASEHOLD IMPROVEMENTS – AT COST, less accumulated depreciation	609,375	644,101
OTHER ASSETS
Costs and earnings in excess of billings on uncompleted contracts	—	657,000
Deposits	1,757,037	2,761,134
Intangible assets and deferred charges – less accumulated amortization	4,752,050	4,577,784
Goodwill	11,120,395	12,067,248
	$28,293,538	$31,245,186
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations	$2,236,901	$3,255,182
Advances from stockholders	—	12,753
Accounts payable	941,177	1,325,282
Billings in excess of costs and earnings on uncompleted contracts	61,402	760,807
Accrued liabilities	5,175,101	4,639,619
Deferred rent	430,558	393,676
Deferred revenue	3,883,787	3,166,356
Total current liabilities	12,728,926	13,553,675

LONG-TERM OBLIGATIONS, less discounts and current maturities	6,561,868	4,732,819
DEFERRED RENT	983,765	1,311,454
DEFERRED REVENUE	570,136	71,203

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock – authorized, 5,000,000 shares of $.0001 par value (liquidation preference of $100 per share)
Series A 7% Convertible; issued and outstanding 44,557 shares of $.0001 par value	4	—
Series C 7% Convertible; issued and outstanding 62,182 shares of $.01 par value		622
Common stock – authorized, 85,000,000 shares; issued and outstanding 46,306,588 shares of $.0001 par value and 40,680,691 shares of $0.01 par value, respectively	4,630	406,807
Additional contributed capital	51,560,705	46,436,765
Accumulated deficit	(44,116,496)	(35,268,159)
	7,448,843	11,576,035
	$28,293,538	$31,245,186

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

See accompanying notes to the consolidated financial statements

BIO-key International, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net loss	$(8,716,279)	$(4,032,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	179,642	31,617
Amortization	1,504,600	216,658
Allowance for doubtful receivables	22,440	106,000
Loss (gain) on sale of marketable debt securities	20,000	(33,125)
Deferred rent	(290,807)	—
Options and warrants issued for services and other	542,758	24,850
Change in assets and liabilities:
Receivables	(804,799)	(260,951)
Costs in excess of billings	1,546,812	—
Inventories	26,134	35,559
Prepaid expenses and other	(27,047)	125,343
Accounts payable	(418,332)	(719)
Accrued liabilities	683,989	242,105
Billings in excess of costs	24,173	—
Deferred revenue	1,174,224	70,598
Net cash used in operating activities	(4,532,492)	(3,474,815)

Cash flows from investing activities
Acquisition of PSG	—	(498,937)
Acquisition of AMG	—	(10,089,560)
Capital expenditures	(144,916)	(163,022)
Purchase of marketable debt securities	—	(5,887,500)
Proceeds from sale of marketable debt securities	980,000	4,920,625
Deposits	1,004,097	(2,769,140)
Proceeds from sale of trademark	50,000	—
Other	(56,610)	(126,358)
Net cash provided by (used in) investing activities	1,832,571	(14,613,892)

Cash flows from financing activities
Issuance of long-term obligations	4,920,251	9,482,680
Net advance from (to) stockholders	(12,753)	(49,259)
Repay long-term obligations	(1,894,148)	(400,000)
Financing fees	(374,614)	(80,000)
Issuance of bridge note	250,000	—
Repayment of bridge note	(250,000)	—
Repurchase of warrants	—	(125,000)
Sale of common stock	—	11,248,803
Exercise of warrants and options	558,787	1,950
Refund of financing fees	100,000	—
Offering costs	(56,644)	(31,688)
Net cash provided by financing activities	3,240,879	20,047,486
NET INCREASE IN CASH AND CASH EQUIVALENTS	540,958	1,958,779
Cash and cash equivalents, beginning of period	956,230	1,012,790
Cash and cash equivalents, end of period	$1,497,188	$2,971,569

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

Mobile Government

Balance at December 31, 2004	$9,363,371
Adjustment to allowance for doubtful accounts	(310,541)
Billings in excess of costs and earnings on uncompleted contracts	(723,578)
Other working capital adjustments	87,266

Balance at September 30, 2005	8,416,518

Public Safety Group, Inc.

Balance at December 31, 2004 and September 30, 2005	2,703,877

Total Goodwill	$11,120,395

Other intangible assets and deferred charges as of September 30, 2005 and December 31, 2004 consisted of the following:

	September30, 2005	December 31, 2004

Copyrighted software	$1,181,429	$1,181,429
Customer relationships	1,009,000	1,009,000
Trademarks	807,872	807,872
Developed technology	710,000	710,000
Marketing agreements	605,340	605,340
Patents and patents pending	274,604	217,994
Financing fees	1,435,643	523,347
	6,023,888	5,054,982
Less accumulated amortization	1,271,838	477,198

	$4,752,050	$4,577,784

6.             ACCRUED LIABILITIES

Accrued liabilities at September 30, 2005 and December 31, 2004 consisted of the following:

	September 30, 2005	December 31, 2004

Contract costs not yet invoiced by vendors	$3,720,938	$3,301,442
Compensation	611,261	634,894
Royalties	290,247	254,055
Interest	331,104	227,680
Other	221,551	221,548

	$5,175,101	$4,639,619

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

11.           PRIOR PERIOD ADJUSTMENT

In connection with responding to an SEC comment letter, the Company identified accounting errors to the accounting for convertible debt issued in September 2004.  The adjustments required to restate the accounting records to their proper balances at December 31, 2004 included: (i) An adjustment to increase Deferred offering costs by $400,505; (ii) An adjustment to increase the discount on convertible debt of $554,132; (iii) An adjustment to decrease retained earnings by $156,955 related to an understatement of interest expense; and (iv) an adjustment to increase Additional Paid in Capital by $1,111,592.

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

Interest Expense.  Interest expense was approximately $844,000 during the three months ended September 30, 2005 as compared with approximately $1,000 during the corresponding period of the prior year, when the Company had virtually no debt. For the nine months ended September 30, 2005, interest expense was approximately $2,056,000, as compared with approximately $138,000 during the prior year period, which included debt during the first quarter only.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during the nine months ended September 30, 2005 was approximately $4,532,000 compared to approximately $3,475,000 during the nine months ended September 30, 2004. The increase in negative operating cash flow in 2005 was due to the net loss of approximately $8,716,000 as compared to the net loss of approximately $4,033,000 during the comparable prior year period. The impact of the net loss on operating cash flow was somewhat mitigated in 2005 by non cash charges for amortization approximately $1,505,000 and compensation expense associated with options and warrants issued for services of approximately $543,000.  Additionally, the operating cash flow was positively impacted by a reduction of $1,547,000 in costs in excess of billings on long-term projects as well as an increase in deferred revenue for $1,174,000.

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

BIO-Key International, Inc.

Dated: November 23, 2005	/s/ Thomas J. Colatosti
Thomas J. Colatosti
Co-Chief Executive Officer

Dated: November 23, 2005	/s/ Michael W. DePasquale
Michael W. DePasquale
Co-Chief Executive Officer

Dated: November 23, 2005	/s/ Francis J. Cusick
Francis J. Cusick
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.61(1)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and Laurus Master Fund, Ltd.
10.62(1)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and The Shaar Fund, Ltd.
10.63(1)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and Longview Special Finance
10.64(1)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and Etienne Des Roys
10.65(1)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and Eric Haber
10.66(1)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and Investors Management Corporation
10.67(1)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and The Tocqueville Fund
10.68(1)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and The Tocqueville Amerique Value Fund
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