Form 10KSB
period 2005-12-31
BIO KEY INTERNATIONAL INC
filed 2006-03-30
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

Commission File Number 1-13463

BIO-KEY INTERNATIONAL, INC.

(Name of small business issuer in its charter)

DELAWARE	41-1741861
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

3349 HIGHWAY 138, BUILDING D, SUITE B, WALL, NJ 07719

(Address of Principal Executive Offices) (Zip Code)

(732) 359-1100

Issuer’s telephone number, including area code.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock, $0.0001 par value per share	None

Securities registered under Section 12(g) of the Exchange Act

None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

State issuer’s revenues for its most recent fiscal year: $14,226,095

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing sale price of the registrant’ common stock as reported on the OTC Bulletin Board on March 15, 2006 was $23,132,637. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included in the figure is not an affiliate, and any such admission is hereby disclaimed. The information provided is solely for the record keeping purposes of the Securities and Exchange Commission.

As of March 15, 2006, 48,036,983 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure Formats (check one):

Yes ☐   No ☒

DOCUMENTS INCORPORATED BY REFERENCE

None.

PRIVATE SECURITIES LITIGATION REFORM ACT

All statements other than statements of historical facts contained in this Annual Report on Form 10-KSB, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. Although we believe our plans, intentions and expectations reflected in the forward-looking statements are reasonable, we cannot be sure they will be achieved. Actual results may differ materially from the forward-looking statements contained herein due to a number of factors. Many of these factors are set forth under the caption “Risk Factors” in Item I of this Annual Report and other filings with the Securities and Exchange Commission. These factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, may be significant, presently or in the future. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BIO-key International, Inc., a Delaware corporation (“the Company,” “BIO-key,” “we,” or “us), was founded in 1993 to develop and market proprietary biometric technology and software solutions. Biometric technology is the science of analyzing specific human characteristics which are unique to each individual in order to identify a specific person from a broader population.

 On March 30, 2004, BIO-key acquired Public Safety Group, Inc. (PSG), a privately held company that is a leader in wireless solutions for law enforcement and public safety markets. PSG’s primary technology is PocketCop™, a handheld solution that provides mobile officers, such as detectives who are not typically in their vehicles, a hand-held mobile information software solution.

 On September 30, 2004, BIO-key completed a transaction with Aether Systems, Inc. to purchase its Mobil Government Division (“Mobile Government” or “AMG”), a leading provider of wireless data solutions for use by public safety organizations, primarily state, local police, fire and rescue and emergency medical services organizations. The PacketCluster mobile information software is integrated with 50 separate State/NCIC databases, as well as other state, local and federal databases. Its open architecture and its published Application Programming Interface (API) make it easy to interface with a wide range of information sources. PacketCluster products deliver real-time information in seconds, freeing dispatchers to handle more pressing emergencies.

Effective January 1, 2005, BIO-key International, Inc., a Minnesota corporation (“Old BIO-key”), reincorporated in the State of Delware. The reincorporation was effected pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) whereby Old BIO-key was merged with and into the Company, its wholly owned subsidiary, in order to reincorporate in the State of Delaware (the “Reincorporation”). As a result of the Reincorporation, the legal domicile of the Company is now Delaware.

Pursuant to the Merger Agreement, at the effective time of the Reincorporation: (i) each outstanding share of Common Stock of Old BIO-key, $0.01 par value per share, was automatically converted into one share of Common Stock, $0.0001 par value per share, of the Company; (ii) each outstanding share of Series C 7% Convertible Preferred Stock of Old BIO-key, $0.01 par value per share, was automatically converted into one share of Series A 7% Convertible Preferred Stock, $0.0001 par value per share, of the Company, with such Series A 7% Convertible Preferred Stock containing substantially identical terms and conditions as the Series C 7% Convertible Preferred Stock of Old BIO-key; (iii) each option to purchase shares of Old BIO-key’s Common Stock granted by Old BIO-key under any warrant, stock option plan or similar plan of Old BIO-key outstanding immediately before the Reincorporation was, by virtue of the Merger Agreement and without any action on the part of the holder thereof, converted into and become an option to purchase, upon the same terms and conditions, the same number of shares of the Company’s Common Stock at an exercise price per share equal to the exercise price per share thereunder immediately before the Reincorporation; and (iv) each warrant, option or stock option plan of Old BIO-key was assumed by, and continues to be, a warrant, option or plan of the Company. Accordingly, as a result of the Reincorporation, the shareholders of Old BIO-key became shareholders of the Company, and Old BIO-key has been merged out of existence by operation of law. Each certificate representing shares of capital stock of Old BIO-key outstanding immediately before the Reincorporation, is deemed from and after the Reincorporation for all corporate purposes to represent the same number of shares of capital stock of the Company.

As a result of the recent mergers, and as discussed in Note M to the Consolidated Financial Statements, we have organized BIO-key International, Inc. into three reporting segments: Law Enforcement, Fire Safety and Biometrics. During 2005, the Company continued to integrate the products, operations and technologies acquired from Public Safety Group, Inc. and Aether Systems, Inc.

Products

BIO-key® operates in three major segments—biometrics, law enforcement and fire safety. These segments are described below and a list of products in each line is noted.

Biometrics

BIO-key’s finger identification algorithm—Vector Segment Technology (VST™) is the core intellectual property behind its full suite of biometric products that include:

•                  Vector Segment Technology SDK (VST) —BIO-key’s biometric development kit that provides developers the ability to take advantage of a highly accurate, device interoperable algorithm. VST is available as a low level SDK for incorporation into many complex application systems. VST runs in Windows, Linux or Solaris systems.

•                  True User Identification ®—BIO-key’s biometric identification solution that offers large scale one to many user lookup with nothing but a single fingerprint. This solution leverages the power of Oracle for large scale solutions in the millions of users, or uses smaller databases for more modest applications to 100,000 users.

•                  WEB-key ®—BIO-key’s biometric platform that offers an enhanced level of security by securing the user’s authentication with trusted communications and simple use. WEB-key runs on Windows or Linux systems.

•                  Biometric Service Provider™ —BIO-key provides support for the BioAPI (a standards based solution meeting worldwide needs, see www.bioapi.org for details) for a compliant interface to applications using biometrics for verification and identification. BIO-key enhances the traditional use of the BioAPI by adding support for CE devices, supporting identification calls and also providing a single user interface for multiple fingerprint readers.

•                  ID Director ™—BIO-key’s solution for single sign on integration with Computer Associates SiteMinder, Oracle’s Fusion Middleware SSO, and other solutions, utilizing the power and security of WEB-key. This solution provides a simple to implement, custom authentication scheme for companies looking to enhance authentication and add a level of security and audit through re-authentication of a user at the transaction level.

The Company’s biometric identification technology improves both the accuracy and speed of finger-based biometrics. The Company’s proprietary biometric technology scans a fingerprint and identifies a person, typically within a few seconds or less, in databases of a million people or more. BIO-key can accomplish this without using any other identifying data—a key differentiator for BIO-key since other biometric solutions may also require traditional token/card identification. BIO-key’s core technology supports user enrollment on over 40 different commercially available readers and in turn can offer compatibility among those readers through a single fingerprint template. We have also added INCITS 378-2004 support to our software development kits which makes our products compatible with all of the Registered Traveler projects, PIV initiatives, and FIXS consortium solutions. We believe our fingerprint identification technology has a broad range of possible information security and access control applications, including:

•                  Securing Internet sites and electronic transactions

•                  Securing access to logical networks and applications

•                  Securing access to buildings and restricted areas

•                  Providing fast, accurate member identification services

•                  Securing mobile devices such as cell phones and PDA’s

•                  Preventing identity theft with positive identification and false alias validation

Law Enforcement

•                  MobileCop™ — A complete wireless query and messaging application that puts the power of mobile and wireless technology to work for agencies of every size, MobileCop™ sets the standard for mobile law enforcement. Providing real-time retrieval of motor vehicle, warrant and criminal history information, powerful mobile integration capabilities, and an intuitive user interface, MobileCop delivers the most in performance and it’s easy to see why over 1,200 law enforcement agencies around the country have deployed MobileCop for fast and secure access to critical information in the field.

•                  PocketCop® — PocketCop® is a software solution that provides police officers and other security personnel instantaneous access to important criminal, civil, and private database information in a wireless environment. PocketCop® is a handheld application that allows law enforcement officers to access state and federal databases over the wireless network for Palm OS, Windows CE, and Pocket PC. Using a portable wireless handheld device and the PocketCop® application software, an authorized user can access suspect information such as wanted status, warrant status, vehicle registration and driver license status. PocketCop® technology has been deployed in numerous police departments in the United States, including the deployment for the Massachusetts State Police.

•                  IdentityMatch™ - a web-based system that allows law enforcement agencies to capture and store fingerprints online and to identify subjects by matching their fingerprint against those stored in the database, securely and in real time. Fingerprints can be captured using a live scan device from existing 10-print cards or through a wide variety of inexpensive commercially available fingerprint readers. This is an AFIS companion, not a replacement, product designed to maximize the value of fingerprint data and also to provide a new level of safety for the law enforcement personnel.

BIO-key also provides a number of optional features designed to augment the core Law Enforcement products. These include:

•                  Field Interview Tracker™ - enables personnel to capture field contact information. The data is stored in a searchable database where it can be located quickly. Police agencies can create online contact forms that meet their specific needs and multiple agencies can share information while using their own forms and procedures.

•                  TStop™ - was developed to enable law enforcement agencies to comply with state mandated and voluntary traffic stop reporting. Law enforcement personnel can capture the required information on their mobile computer and transmit it to the server where it is stored and can generate reports.

•                  State Crash Report - enables personnel to use their mobile computer to collect data needed for their state’s crash report. This data can be wirelessly transmitted to a server so a supervisor can review and approve it. Once complete the report can be printed in the state’s format. Only selected states are supported.

•                  Multiple Application Programming Interface (API) - allows an agency to have multiple ports to the server to accommodate disparate interfaces. These multiple API ports are in addition to the one port that is inherent in the server as well as the State/NCIC interface.

•                  Incident Command - using FieldSoft’s PDonScene, this solution is used by both patrol and tactical teams, such as a SWAT, to manage people and resources at the scene of an incident or at a central location such as an emergency operations center. It can also be used for general event management.

•                  InfoServer™  - BIO-key’s solution for an agency’s central messaging switch for application software service, State/NCIC interfaces, Computer Aided Dispatch (CAD) and Records Management Software (RMS) interfaces, data sharing and other applications.

Fire Safety

In addition to law enforcement/fire service mobile data solutions, BIO-key offers its Sunpro fire service/EMS records management software, FireRMS™, that helps large and small agencies manage operations, track incidents and support fire prevention initiatives. FireRMS Mobile provides wireless query and messaging solutions that extend computer aided dispatch, fire records, and other in-house data sources to a mobile environment and provide mission-critical information to emergency response personnel where and when they need it.

•                  PacketCluster® Rescue™ —BIO-key’s mobile information solution for fire and EMS, runs off the same server as MobileCop™. It provides much of MobileCop™ functionality without the State/NCIC interface not required by fire service and EMS. Rescue provides mission-critical data such as HAZMAT information and building plans that fire service officers need to know while at a fire scene.

•                  FireRMS Records Management Software — this NFIRS 5.0-compliant fire records system helps manage operations, track incidents and support fire prevention initiatives. It is designed to speed data entry and reduce completion time for front-line personnel.

•                  CAD Interfaces —CAD interfaces provide a connection between BIO-key records and all major CAD systems with the most comprehensive real time integration. Incident reports are opened as soon as CAD dispatches a call. Incidents are current and ready to complete when the crew returns to the station, streamlining and improving the accuracy of incident reporting.

•                  RMS Interfaces —RMS interfaces provide a mechanism to integrate patient care reports collected in the field with the NIBRS report. Patient data is populated in the appropriate fields, eliminating redundant data entry.

•                  Other Interfaces —BIO-key provides interfaces to other third party solutions including EMS billing, EMS county/state interfaces, professional staffing solutions and others.

BIO-key also offers the following Fire/EMS Partner solutions:

•                  EMS Field Data Collection —Regist*r Express from MedDataSolutions enables EMS field data collection for efficient collection of patent data where it is generated.

•                  Geographic Data Analysis —FireView™ from the Omega Group allows Fire and EMS agencies to analyze their deployment strategies.

•                  Personnel Staffing —Telestaff™ from PDSI automates and manages complex Fire/RMS agency staffing needs and is integrated with FireRMS’s Personnel and Roster modules.

•                  Incident Command Module —FDonScene™ by FieldSoft provides incident management, responder accountability, and tactical survey or preplan browser software solutions. FDonScene interfaces with PacketCluster Rescue to support incident management-en route or on scene.

Current Business Plan

BIO-key’s current business plan is to:

•                  License its core technology “VST” and True User Identification® to original equipment manufacturers, systems integrators, and application developers who develop products and applications that utilize its biometric finger matching solutions.

•                  License WEB-key®, the Company’s security centric web-based biometric authentication solution.

•                  Provide for “device independent” finger identification matching for virtually any application by using the latest advances in scanning technology.

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

Markets

Law Enforcement

BIO-key’s InfoServer™, MobileCop™ and PocketCop® Law Enforcement products are the leading wireless mobile data communications client/server solution, implemented in more than 1,200 agencies nationwide. Providing immediate access to mission-critical data and enabling in-field reporting, BIO-key software keeps officers on the street, improving their productivity and enhances officer safety. BIO-key solutions are able to run across any and all wireless infrastructures and integrate with virtually all computer-aided dispatch (CAD) and records management systems. This makes us a proven leader in multi-agency cooperation and interoperability, which are absolutely critical in times of large-scale natural and terrorist threats.

•         Growth potential—BIO-key’s large base of more than 1,200 law enforcement agencies continues to be a strength that helps leverage additional sales from both existing customers and new customers. A key opportunity is the growing awareness of the need for multi-agency interoperability. In these situations, BIO-key offers:

•                  BIO-key’s LE products can run on any and all wireless infrastructures. BIO-key also has proven success implementing seamless roaming across multiple infrastructures for multi-agency consortiums.

•                  BIO-key’s open architecture.

•                  BIO-key has experience in large, complex and multi-agency implementations such as Hamilton County, Ohio, Sheriff’s Office and Pennsylvania State Police.

These capabilities position BIO-key well to work with leading CAD vendors, even with vendors that have mobile data solutions but do not have the depth of interoperability capability that BIO-key offers.

An additional growth area is the introduction of BIO-key’s finger-based biometric identification to law enforcement. In addition to now offering biometric login to  our traditional InfoServer™ product, we have introduced the IdentityMatch™ fingerprint identification solution, which lets law enforcement personnel capture fingerprints in the field and, using BIO-key’s patented Vector Segment Technology®, then analyzes and categorizes fingerprints the same way a fingerprint expert would—only faster. IdentityMatch™ also enables multiple law enforcement agencies to share fingerprint data with other agencies. This powerful tool, built on BIO-key’s understanding of law enforcement requirements and its fingerprint technology, present opportunities for the law enforcement business segment in the coming year.

Fire Safety

BIO-key’s FireRMS fire records management software is a flexible solution available for Fire Service and EMS agencies. It is a comprehensive collection of modules that manage a range of activities from daily scheduling to vehicle maintenance. FireRMS streamlines data collection across all areas of department operations, and integrates with other department systems to provide a seamless solution for data access, whether in the station or on the scene of an incident. In addition to helping first responders efficiently deliver traditional fire safety and services and respond to massive emergency situations, it enables adherence to NFIRS, NEMSIS, HIPAA, and ISO requirements. The solutions also bring the station into the field with mobile data communications solutions, and most recently, FireRMS Mobile, which brings the capabilities of FireRMS to first responders where and when they most need to report and access critical information.

•        Growth potential—a growth opportunity for the fire business segment is in the mobile market with the RMS mobile products. BIO-key’s FireRMS Mobile solutions extend the power of our FireRMS product to the field. Inspectors, for example, can now perform occupancy inspections over a wireless or synched connection using a pen tablet. This approach eliminates redundant data entry, and provides immediate updates of critical information and notification of violations. Likewise, EMS workers can collect critical patient data and relay the data to medical personnel. This new mobile approach to fire and EMS data collection and access offers great potential among both new and existing FireRMS customers.

Finger-based Biometric Identification

Finally, BIO-key is a leader in finger-based biometric identification. In partnerships with OEMs, integrators, and solution providers, we provide biometric software solutions to private and public sector customers. BIO-key’s patented vector segment technology is the foundation for these solutions.

BIO-key’s WEB-key ® is a cost-effective, easy-to-deploy, fingerprint-based strong authentication system. This unique solution allows users to positively identify themselves to any application with the simple scan of their finger. This capability is a significant improvement in both convenience and security over other alternatives and provides companies with a cost-effective solution to thwart phishing attacks and comply with government regulations and legislation such as FFIEC compliance, HIPAA, Sarbanes-Oxley, and the Electronic Signatures Act. BIO-key couples these capabilities with device interoperability and system flexibility and scalability. BIO-key enables the use of about 40 different fingerprint sensor technologies to enroll and identify employees, customers or business partners. Most recently, BIO-key integrated its biometric capabilities with its public safety mission with the introduction of IdentityMatch™, a real-time, in-station solution that allows law enforcement professionals to capture fingerprints from a suspect or captured from a crime scene and compare them to fingerprints. BIO-key has also formed relationships with providers of biometric logon software like IdentiPHI, Softex, and Computer Associates to provide enterprise-ready SingleSignOn systems to many large companies in the US and abroad. Also, BIO-key has integrated to a pure physical access solution in NextGenID, which has been deployed at BIO-key facilities.

•                  Growth potential—As the provider of the core technology, BIO-key’s greatest growth potential for this market is as a partner with companies that offer cutting-edge applications that address growing concerns particularly about identity theft and terrorism.

For example, BIO-key has implemented programs that will enable biometric access. These include a national pilot with a large fitness center chain to provide finger-based membership and access to its locations around the country; with IdentiPHI to provide strong network based authentication on BIO-key technology; and with the Pegasus Program to authenticate users accessing a nationwide information-sharing system designed by and for the nation’s sheriffs. These represent the kind of partnership-based opportunities BIO-key may see in the finger-based biometric market.

In parallel, BIO-key is both strengthening security and improving user and system administrator convenience by integrating biometric log-in, as well as two-factor authentication, with its law enforcement and fire safety products. This is a true differentiator to potential new customers, and creates add-on opportunities with existing customers.

Competition

The markets for BIO-key products and technologies are developing and are characterized by intense competition and rapid technological change. No assurance can be given that our competitors will not develop new or enhanced technologies that will offer superior price, performance, or features, or render BIO-key products or technologies obsolete.

Biometrics

In addition to companies that provide existing commonplace methods of restricting access to facilities and logical access points such as pass cards, PIN numbers, passwords, locks and keys, there are numerous companies involved in the development, manufacturing and marketing of fingerprint biometrics products to commercial, government, law enforcement and prison markets. These companies include, but are not limited to, Cogent, NEC, IDENTIX, Sagem-Morpho, and Bioscrypt.

The most recent automated fingerprint identification product sales in the market have been deployed for government and law enforcement applications, typically at more cost than BIO-key’s products and licensing arrangements. Although most companies that target consumer application markets have completed development of their biometric products, such technologies have not been widely accepted in the commercial markets to date. Most companies competing for commercial opportunities are in the business of selling scanning devices and tie their algorithm to a specific device. BIO-key has created a “device independent” algorithm that provides flexibility in choosing the correct device and optical or tactile sense to fit the application served.

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

The market for biometric technology is evolving. Computer breaches, identity theft, phishing and other events in the recent past are driving a large-scale shift to biometric deployments. In addition, companies such as IBM, Dell, Gateway, MPC, Samsung and HP have all introduced computers with integrated finger scanning devices to complement the conventional username/password technique since it is highly susceptible to hackers and security breaches. BIO-key supports these integrated devices for broader enterprise level security solutions.

Law Enforcement

The public safety market comprises agencies at all government levels, with a range of users, from a few to many hundreds. BIO-key competitors in the mobile data market include Computer Aided Dispatch/Records Management companies such as Printrak, InfoCop and Motorola. Each has comprehensive CAD and/or RMS offerings and has augmented those with their own mobile data and field reporting solutions. While these solutions may not be as functionally rich as the BIO-key suite of products, they are sometimes less expensive. They also provide a complete solution from one vendor.

Fire Safety

The fire records management market includes a large number of RMS vendors including Firehouse, FDM and ETI. These and other competing companies represent a wide range of organizations, from large integration companies, to small garage companies, and offer products similar in scope to BIO-key’s FireRMS. The functionality and price of these products also encompass wide ranges of features and costs.

Marketing and Distribution

BIO-key’s marketing and distribution efforts comprise the following major initiatives:

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

•                  BIO-key has strategic alliances with technology leaders including Oracle, Netegrity, Hewlett Packard, Dell, Verizon, Sprint/Nextel, Cingular and others.

•                  BIO-key is also promoting biometric technology and its offerings through industry trade shows, public speaking engagements, press activities and partner marketing programs

•                  BIO-key is directing licensing efforts to original equipment manufacturers, application developers and system integrators.

•                  BIO-key is building a reseller, integrator and partner network as well as a direct sales team.

Following are the specific marketing/sales programs in place:

•                  Direct Selling Efforts — BIO-key now has a base of area sales directors who are responsible for both the law enforcement and fire safety markets. This team of sales professionals brings extensive experience in technical solution and relationship-based selling. They are supported by a pre-sales team that includes system engineering and proposal management and a post-sales program management, implementation and training professionals. Included in this team are individuals who are themselves former police officers and firefighters.

BIO-key’s direct sales force also includes area sales directors for the OEM and Federal Government markets, each of whom brings not only extensive sales experience but also expertise in emerging biometric technologies. The BIO-key sales force is rounded out by Inside Sales, which is responsible for maintaining and supporting our existing install base, acting as a front-line support for any inquiries on our product line, and facilitating activities that make the field team more productive.

•                  Conferences and Trade Shows — BIO-key attends and actively participates in various product-related conferences and trade shows in the technology and security industries to generate market awareness of biometric and wireless mobile data technology generally and our offerings specifically. BIO-key’s public safety software often is featured at our business partners’ booths at these events, showcasing the interoperability of the two products.

•                  Strategic Alliance — BIO-key’s strategic alliances and reseller agreements with other vendors play a significant role in our overall sales efforts. In the past year, BIO-key has initiated and bolstered numerous important and promising long-term relationships. Just a few examples include:

•         BIO-key is partnering with Cingular, the largest wireless carrier in the country, to first responders in a seven-county Tennessee consortium of fire, police and EMS agencies in access to mission critical information using MobileCOP solution in conjunction with Cingular’s nationwide* EDGE wireless data network

•         The Omega Group continues to provide FireView software mapping tools that  help review existing deployment policies and develop new strategies, to complement BIO-key’s range of solutions for Fire/EMS agencies.

•         BIO-key now resells solutions from ThreatScreen that provide an exposure-diagnostic/identification, data collection, and reporting tool to first responders so they can quickly assess victims to determine chemical, biological, or nuclear agent exposure.

•         Silex Technology America, Inc., which develops fingerprint reader products designed to support a variety of secure computing options, utilizes BIO-key’s VST and WEB-key technology.

•                  Strategic Marketing Alliance— BIO-key has established a strategic marketing alliance with Hewlett Packard to provide BIO-key handheld technology for the Massachusetts State Police.

•                  Reseller Relationships —BIO-key has established reseller relationships with companies that resell BIO-key public safety software.

Licensing

BIO-key targets both Internet infrastructure companies and large portal providers as possible licensees for its WEB-key ® solution. On the Internet infrastructure side, BIO-key seeks to partner with Internet server manufacturers, providers of database and data warehouse engine software, horizontally positioned application engines, firewall solution providers and peripheral equipment manufacturers. On the portal side, BIO-key is targeting financial service providers such as credit and debit card authorization and issuing institutions, Internet retailers, business-to-business application service providers (ASPs) and corporate intranets. In the past three years, BIO-key has undertaken a WEB-key ® and VST direct selling effort, and entered into license agreements with OEMs and system integrators to develop applications for distribution to their respective customers.

BIO-key is also addressing the security needs of application providers in the following vertical markets:

•                  Government —Using BIO-key’s technology, Northup Grumman deployed an application within the Department of Defense to cross-credential visitors and contractors to certain military bases.

•                  Education —Educational Biometric Technologies, Lunch Byte Systems and Identimetrics have incorporated BIO-key technology to enable school children to pay for school lunch programs and checkout library books using their fingerprints. VST technology enables schools to enroll these children and reduces the administrative costs of managing passwords and collecting payments.

•                  Commerce: ChoicePoint has implemented a check cashing solution using BIO-key’s VST technology to reduce fraud and identity theft.

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

Intellectual Property Rights

We believe that our intellectual property is important to our biometric, law enforcement and fire information management segments:

Patents—our biometrics segment uses patented technology and trade secrets developed or acquired by us. In May 2005, the U.S. Patent Office issued us a patent for our Vector Segment fingerprint technology (VST), BIO-key’s core biometric analysis and identification technology. Additionally, we have a number of U.S. and foreign patent applications in process related to this intellectual property.

Trademarks— We have registered our trademarks (BIO-key”, “SACman”, “SACcat”, “SACremote”, “True User Identification”, “WEB-key”, “PacketCluster”, “PacketCluster Patrol”, “PacketWriter”, “PacketBlue”, “SunPro” and the design mark for “Ceurulean” with the U.S. Patent and Trademark Office. We have also applied for trademarks for “PocketCop” and “Cerulean”.

Copyrights and trade secrets—We take measures to ensure copyright and license protection for our software releases prior to distribution. When possible, the software is licensed in an attempt to ensure that only licensed and activated software functions to its full potential. We also take measures to protect the confidentiality of our trade secrets.

Research and Development

Our research and development efforts are concentrated on enhancing the functionality, reliability and integration of our current products as well as developing new and innovative products for the biometrics, law enforcement and fire markets. Although BIO-key believes that its identification technology is one of the most advanced and discriminating fingerprint technologies available today, the markets in which BIO-key compete are characterized by rapid technological change and evolving standards. In order to maintain its position in the market, BIO-key will continue to upgrade and refine its existing technologies.

In 2005, BIO-key announced the launch of IdentityMatch, our fingerprint identification system. IdentityMatch offers a tool for agencies to store and search fingerprints and the associated demographic data, the ability to compare new prints with those previously captured as a low-cost AFIS alternative or to be used for a wide variety of routine identification transactions not supported by AFIS. IdentityMatch™ is currently being tested by a number of customers.

During fiscal years ended December 31, 2004 and 2005, BIO-key spent approximately $2,980,000 and $6,846,000 respectively, on research and development. BIO-key’s limited customer base during that time did not directly bear these costs, which were principally funded through outside sources of equity and debt financing.

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

Employees and Consultants

BIO-key currently employs one-hundred (100) individuals on a full-time basis: fifty-one (51) in engineering, customer support, research and development; Thirteen (13) in finance and administration; and twenty-six (26) in sales and marketing. BIO-key also uses the services of ten (10) consultants who provide engineering and technical services.

RISK FACTORS

 The following material risk factors, among others, may affect the Company’s financial condition and results of operations.

Business and Financial Risks

Based on our lack of significant revenue since inception and recurring losses from operations, our auditors have included an explanatory paragraph in their opinion as to the substantial doubt about our ability to continue as a going concern.

Due to, among other factors, our history of losses (excluding gains from valuation changes in embedded derivatives) and limited revenue, our independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2005 as to the substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared in accordance with accounting principals generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

Since our formation, we have historically generated minimal revenue and have sustained substantial operating losses.

As of December 31, 2005, we had negative working capital of approximately $3,600,000 and an accumulated deficit of approximately $42,226,000. Since our inception, we have focused almost exclusively on developing our core technologies and, until the fourth quarter of 2004 have not generated any significant revenue. In order to increase revenue, we have developed a direct sales force and anticipate the need to retain additional sales, marketing and technical support personnel and may need to incur substantial expenses. We cannot assure you that we will be able to secure these necessary resources, that a significant market for our technologies will develop or that we will be able to achieve our targeted revenue.

We have identified material weaknesses in our internal control over financial reporting and have failed to maintain an effective system of disclosure controls and procedures. If we are unable to successfully address such material weaknesses or if we continue to maintain an ineffective system of disclosure controls and procedures, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting; this would harm our business and the trading price of our common stock.

After a review of our March 31, 2005, June 30, 2005 and September 30, 2005 quarterly operating results, as well as our 2005 annual operating results, conducted pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Co-Chief Executive Officers and our Chief Financial Officer have determined that, as of each such date, our disclosure controls and procedures were not effective to provide reasonable assurance that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms. Our management reached this conclusion after identifying our system to capture disclosure items, our internal process of review for account reconciliations, our documentation of internal controls and our internal process for preparing our annual report on Form 10-KSB for the fiscal year ended December 31, 2005 as being inadequate to provide such assistance.

In addition, our independent auditors, DS&B, Ltd., notified the Audit Committee of our Board of Directors on April 18, 2005 that they believed there were reportable conditions during 2004 and 2005 which constituted a material weakness in our internal controls. These weaknesses concerned deficiencies in the design and implementation of our internal controls and the fact that, due to two recent acquisitions, we were not staffed properly in our accounting and reporting department and may not have had appropriate accounting and reporting software. For these reasons, we were not able to meet our schedule for preparing our audit and for filing our annual report on Form 10-KSB for the fiscal year ended December 31, 2004 in a timely manner.

Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. We have in the past discovered, as described above, and may in the future discover, areas of our disclosure and internal controls that need improvement. We are in the process of addressing these issues to ensure that our internal control over financial reporting and disclosure controls and procedures are improved so as to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange rules and forms. If, however, we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed.

We cannot be certain that our efforts to improve the material weaknesses in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. We will need to commit substantial resources, including substantial time from our management team’s accounting personnel and from external consultants, to implement and integrate into our organization improved disclosure controls and additional procedures generally and to improve systems to report financial information on a timely basis. Any failure or delay to develop or maintain effective controls, or difficulties encountered in their implementation or in other effective improvement of our internal and disclosure controls could materially harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to adequately establish or improve our internal controls over financial reporting, our external auditors may not be able to issue an unqualified opinion on the effectiveness of our internal controls. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a significant negative effect on the trading price of our securities.

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

Biometric technology is a new approach to Internet security which must be accepted in order for our WEB-key ® solution to generate significant revenue.

Our WEB-key ® authentication initiative represents a new approach to Internet security which has been adopted on a limited basis by companies which distribute goods, content or software applications over the Internet. The implementation of our WEB-key ® solution requires the distribution and use of a finger scanning device and integration of database and server side software. Although we believe our solutions provides a higher level of security for information transmitted over the Internet than existing traditional methods, unless business and consumer markets embrace the use of a scanning device and believe the benefits of increased accuracy outweigh implementation costs, our solution will not gain market acceptance.

Our software products may contain defects which will make it more difficult for us to establish and maintain customers.

Although we have completed the development of our core biometric technology, it has only been used by a limited number of business customers. Despite extensive testing during development, our software may contain undetected design faults and software errors, or “bugs” that are discovered only after it has been installed and used by a greater number of customers. Any such default or error in new or existing software or applications could cause delays in delivering our technology or require design modifications. These could adversely affect our competitive position and cause us to lose potential customers or opportunities. Since our technologies are intended to be utilized to secure physical and electronic access, the effect of any such bugs or delays will likely have a detrimental impact on us. In addition, given that biometric technology generally, and our biometric technology specifically, has yet to gain widespread acceptance in the market, any delays would likely have a more detrimental impact on our business than if we were a more established company.

While we have commenced a significant sales and marketing effort, we have only begun to develop a significant distribution channel and may not have the resources or ability to sustain these efforts or generate any meaningful sales.

In order to generate revenue from our biometric products, we are dependent upon independent original equipment manufacturers, system integrators and application developers, which we do not control. As a result, it may be more difficult to generate sales.

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

The Internet, facility access control and information security markets are subject to rapid technological change and intense competition. We compete with both established biometric companies and a significant number of startup enterprises as well as providers of more traditional methods of access control. Most of our competitors have substantially greater financial and marketing resources than we do and may independently develop superior technologies, which may result in our technology becoming less competitive or obsolete. We may not be able to keep pace with this change. If we are unable to develop new applications or enhance our existing technology in a timely manner in response to technological changes, we will be unable to compete in our chosen markets. In addition, if one or more other biometric technologies such as voice, face, iris, hand geometry or blood vessel recognition are widely adopted, it would significantly reduce the potential market for our fingerprint identification technology.

We depend on key employees and members of our management team, including our Chairman of the Board and Co-Chief Executive Officer, in order to achieve our goals. We cannot assure you that we will be able to retain or attract such persons.

A loss of our current Chairman of the Board of Directors or Co-Chief Executive Officer could severely and negatively impact our operations. We have had an employment contract with Michael W. DePasquale, our Co-Chief Executive Officer through March 28, 2008. Although the contract does not prevent him from resigning, it does contain confidentiality and non-compete clauses which are intended to prevent him from working for a competitor within one year after leaving our Company. Our success depends on our ability to attract, train and retain employees with expertise in developing, marketing and selling software solutions. In order to successfully market our technology, we will need to retain additional engineering, technical support and marketing personnel. The market for such persons remains highly competitive and our limited financial resources will make it more difficult for us to recruit and retain qualified persons.

We can not assure you that the limited intellectual property protection for our core technology provides a meaningful competitive advantage or barrier to entry against our competitors.

Our success and ability to compete is dependent in part upon proprietary rights to our technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets and technical measures to protect our propriety rights. We have filed a patent application relating to both the optic technology and biometrics solution components of our technology wherein several claims have been allowed. In May 2005, the U.S. Patent Office issued us a patent for our Vector Segment fingerprint technology (VST), BIO-key’s core biometric analysis and identification technology. We cannot assure you that any additional patents will be issued that we will have the resources to protect any patent from infringement. Although we believe our technology does not currently infringe upon patents held by others, we can not assure you that such infringements do not exist or will not exist in the future, particularly as the number of products and competitors in the biometric industry segment grows.

We may need to obtain additional financing to execute our business plan, which may not be available. If we are unable to raise additional capital or generate significant revenue, we may not be able to continue operations.

Since our inception, we have not generated any significant revenue (other than revenue from acquired businesses) and have experienced substantial losses, including approximately $11,499,000 during 2005, excluding the impact related to embedded derivatives. In March 2004, we completed a private placement equity offering that resulted in approximately $12,000,000 in gross proceeds to the Company and a private placement convertible debt offering in September 2004 that resulted in approximately $10,000,000 in gross proceeds to the Company (a portion of which was used to finance the acquisition of Aether Mobile Government). In June 2005, we raised approximately $5,000,000 in gross proceeds through a private placement convertible debt offering and in January 2006 we received approximately $1,000,000 in another a private placement convertible debt offering. To the extent that we will require additional capital to support our operations, expand our marketing and sales efforts and to execute our business plan to substantially increase revenue, we may need to obtain additional financing through the issuance of debt or equity securities. Our long-term viability and growth will depend upon the successful commercialization of our technologies and our ability to obtain adequate financing. We have not and cannot assure you that we will ever be able to secure any such financing on terms acceptable to us. If we cannot obtain such financing or generate such revenues, we may not be able to execute our business plan or continue operations.

We may not be able to successfully complete the integration of PSG and AMG into our operations.

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

If we do not have continued access to sufficient capacity on reliable networks, we may be unable to deliver services and our sales could decrease. Our ability to grow and achieve profitability partly depends on our ability to buy sufficient capacity on the networks of wireless carriers such as Verizon Wireless, Bell South Corporation, Metrocall, Motient and AT&T Wireless and on the reliability and security of their systems. All of our services are delivered using airtime purchased from third parties. We depend on these companies to provide uninterrupted and bug free service and would not be able to satisfy our customers’ needs if they failed to provide the required capacity or needed level of service. In addition, our expenses would increase and our profitability could be materially adversely affected if wireless carriers were to increase the prices of their services. Our existing agreements with the wireless carriers generally have one-year terms. Some of these wireless carriers are, or could become, our competitors and if they compete with us they may refuse to provide us with their services.

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

As part of our secured convertible debt financing transactions, we granted to Laurus Master Fund, Ltd. and another holder of such secured debt a blanket security interest in all of our assets, including assets of our subsidiary. See the “Management’s Discussion and Analysis or Plan of Operation” section of this report. In the event we default in payment on such debt, or any other event of default occurs under the relevant financing documents, and the default is not cured, 120% of the outstanding principal amount of the secured notes, plus accrued interest and fees will accelerate and be due and payable in full. See the “Long Term Obligations” footnote to this report for a list of such potential events of default.

The cash required to pay such accelerated amounts on the secured notes following an event of default would most likely come out of our working capital. As we rely on our working capital for our day to day operations, such a default could have a material adverse effect on our business, operating results, or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations. In addition, upon an event of default, the holder of the secured debt could foreclose on our assets or exercise any other remedies available to them. If our assets were foreclosed upon, we were forced to file for bankruptcy or cease operations; stockholders may not receive any proceeds from disposition of our assets and may lose their entire investment in our stock.

Our obligations under our debt securities may adversely affect our ability to enter into potential significant transactions with other parties.

As a result of our debt financing transactions with Laurus Master Fund, Ltd., the Shaar Fund, Ltd. and other institutional and accredited investors, we incurred significant repayment obligations, and we agreed to certain restrictive covenants. In particular, for so long as 25% of the aggregate principal amount of the convertible term notes remains outstanding, we will need the consent of the holders of such notes before we can take certain actions, including the following:

•                  pay any dividends;

•                  merge, effect a material reorganization, liquidate or dissolve;

•                  materially change the scope of our business; or

•                  create, incur or assume any debt (other than certain trade debt, equipment financings and debt for the purchase of assets in the ordinary course of business).

Accordingly, unless we obtain the noteholders’ consent, we may not be able to enter into certain transactions. In addition, in connection with any potential significant transaction (such as a merger, sale of substantially all our assets, joint venture, or similar transaction), it is likely that we would have to pay off such debt obligations and have the applicable security interests released. Although we have the right at any time to prepay our debt obligations, we can only do so upon payment of either 110% or 120% of the then principal balance, plus all other amounts owing under the notes. See the “Long Term Obligations” footnote of this report. Based on an aggregate principal balance of $11.3 million at December 31, 2005, a complete prepayment would require a cash payment of approximately $12.7 million. These provisions could have the practical effect of increasing the costs of any potential significant transaction, and restrict our ability to enter into any such transaction.

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

As of March 15th, 2006, approximately 45,764,000 shares of our common stock were reserved for issuance upon exercise or conversion of the following securities:

•                  15,273,000 shares upon conversion of outstanding convertible term notes;

•                  20,729,000 shares upon exercise of outstanding stock options and warrants;

•                  1,878,000 shares upon exercise of options available for future grant under our existing option plans; and

•                  7,884,000 shares or more upon conversion of our outstanding shares of convertible preferred stock and cumulative dividends in arrears.

The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing shareholders.

A substantial number of our convertible securities are convertible into shares of common stock at a conversion price of $.70 per share. Most of these shares are eligible for public resale. The trading price of our common stock and our ability to raise additional financing may be adversely affected by the influx into the market of such a substantial number of shares.

Our outstanding Series A Convertible Preferred Stock and cumulative dividends in arrears are convertible into 7,287,987 shares of common stock as of December 31, 2005 at a per share conversion price of $.70. Although many of the shares issuable upon conversion of our Series A Convertible Preferred Stock are eligible for public resale under Securities Exchange Commission Rule 144, we have agreed to file a registration statement to cover the public resale of all of these shares. This significant increase in the number of shares available for public sale may have a negative impact on the trading price of our shares and substantially dilute the ownership interests of our existing shareholders. In the event that our stock trades below $.70 per share, in order to raise additional financing we would likely be required to issue additional shares of common stock or securities convertible into common stock at a purchase or conversion price, as applicable, of less than $.70 per share. Any issuance of shares at a purchase price of less than $.70 per share would reduce the conversion price of our Series A Convertible Preferred Shares to such lower price. This would require us to issue additional shares upon conversion of our Series A Shares and further dilute the ownership interests of our existing shareholders. To the extent these factors are viewed negatively by the market, it may provide an incentive for persons to execute short sales of our common stock that could adversely affect the trading price of our common stock.

In January 2006, the Company issued Convertible Term Notes in the aggregate principal amount of $1,000,000 to certain investors. The Convertible Notes are convertible into 1,000,000 shares of Series B Convertible Preferred Stock of the Company, which shares are convertible into shares of the Common Stock of the Company at an initial fixed conversion of $0.70 per share for an aggregate amount of 1,428,571 shares. Although many of the shares issuable upon conversion of our Series B Convertible Preferred Stock are eligible for public resale under Securities Exchange Commission Rule 144, we have agreed to file a registration statement to cover the public resale of all of these shares. This significant increase in the number of shares available for public sale may have a negative impact on the trading price of our shares and substantially dilute the ownership interests of our existing shareholders. In the event that our stock trades below $.70 per share, in order to raise additional financing we would likely be required to issue additional shares of common stock or securities convertible into common stock at a purchase or conversion price, as applicable, of less than $.70 per share. Any issuance of shares at a purchase price of less than $.70 per share would reduce the conversion price of our Series B Convertible Preferred Shares to such lower price. This would require us to issue additional shares upon conversion of our Series B Shares and further dilute the ownership interests of our existing shareholders. To the extent these factors are viewed negatively by the market, it may provide an incentive for persons to execute short sales of our common stock that could adversely affect the trading price of our common stock.

Applicable SEC Rules governing the trading of “penny stocks” limits the trading and liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock currently trades on the OTC Bulletin Board. Since our common stock continues to trade below $5.00 per share, our common stock is considered a “penny stock” and is subject to SEC rules and regulations, which impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

No matters were submitted to a vote of security holders in the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock currently trades on the OTC Bulletin Board under the symbol “BKYI”. The following table sets forth the range of high and low bid prices per share of our common stock for each of the calendar quarters identified below as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

2005:	High	Low

Quarter ended December 31, 2005	$0.81	$0.50
Quarter ended September 30, 2005	1.21	0.74
Quarter ended June 30, 2005	1.39	0.99
Quarter ended March 31, 2005	1.63	1.13

2004:	High	Low

Quarter ended December 31, 2004	$1.61	$0.74
Quarter ended September 30, 2004	1.43	0.60
Quarter ended June 30, 2004	3.00	1.26
Quarter ended March 31, 2004	1.85	1.03

2003:	High	Low

Quarter ended December 31, 2004	$1.40	$0.53
Quarter ended September 30, 2004	.59	0.38
Quarter ended June 30, 2004	.64	0.30
Quarter ended March 31, 2004	.73	0.35

The last price of our common stock as reported on the OTC Bulletin Board on March 15, 2006 was $0.62 per share.

Holders

As of March 15, 2006, the number of stockholders of record of our common stock was 192. Based on broker inquiry conducted in connection with the distribution of proxy solicitation materials in connection with the Company’s special meeting of shareholders in February 2005, we believe that there are approximately 4,816 beneficial owners of our common stock.

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

(b)          On March 3, 2004, the Company issued 65,000 shares of Series C convertible preferred stock to The Shaar Fund Ltd. in exchange for the cancellation of $5,736,232 principal amount of outstanding convertible promissory notes and $763,768 of accrued interest due thereunder. The Series C convertible preferred is convertible at the option of the holder into common stock at a conversion price of $.75 per share, subject to certain anti-dilution adjustments. The securities were issued to one accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereunder, without payment of underwriting discounts or commissions to any person.

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

(e)           On March 30, 2004, the Company issued an aggregate of 2,422,108 shares of common stock to ten (10) individuals and Harward Investments, Inc. in connection with the Company’s acquisition of Public Safety Group, Inc. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

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

(h)          On September 29, 2004, the Company issued secured convertible term notes in the aggregate principal amount of $5,050,000 and warrants to purchase 1,122,222 shares of common stock at an exercise price of $1.35 per share to Laurus Master Fund, Ltd. and other institutional and accredited investors. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

(i)              On September 29, 2004, the Company issued secured convertible term notes in the aggregate principal amount of $4,950,000 and warrants to purchase 1,099,997 shares of common stock at an exercise price of $1.35 per share to The Shaar Fund Ltd. and other institutional and accredited investors. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

(j)              In September 2004, the Company issued consultants warrants to purchase 620,667 shares of the Company’s common stock at an exercise price of $1.55 per share. The warrants have a term of five (5) years and vest immediately. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

(k)           On May 31, 2005, the Company issued secured convertible term notes in the aggregate principal amount of $2,794,723 and warrants to purchase 828,066 shares of common stock at an exercise price of $1.50 per share to The Shaar Fund Ltd. and other institutional and accredited investors. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

(l)              On June 8, 2005, the Company issued secured convertible term notes in the aggregate principal amount of $2,000,000 and warrants to purchase 444,444 shares of common stock at an exercise price of $1.55 per share to Laurus Master Fund, Ltd. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

(m)            On August 31, 2005, the Company entered into an Amendment and Waiver with Laurus Master Fund, Ltd.(“Laurus “) pursuant to which Laurus allowed the Company to defer certain payments of monthly principal due under the Secured Convertible Term Note dated September 29, 2004. The Company issued 612,166 shares of its Common Stock to Laurus as consideration for this principal payment deferral. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

(n)              On August 31, 2005, the Company entered into an Amendment and Waiver with The Shaar Fund Ltd. and other institutional and accredited investors pursuant to which these investors allowed the Company to defer certain payments of monthly principal due under the Secured Convertible Term Note dated September 29, 2004. The Company issued 263,706 shares of its Common Stock to these investors as consideration for this principal payment deferral. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

(o)              On January 23, 2006, BIO-key International, Inc. entered into an Amendment and Waiver with Laurus pursuant to which Laurus allowed the Company to extend the maturity of the Secured Convertible Term Notes dated September 29, 2004 and June 7, 2005. The fixed conversion price under each of the Secured Notes was reset from $1.35 to $0.85 per share. In addition, the exercise price of all warrants to purchase Common Stock of the Company held by Laurus was reset to $1.00 per share. The Company issued 150,000 shares of the Company’s Common Stock to Laurus as consideration for this payment deferral. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

(p)              On January 23, 2006, the Company entered into an Amendment and Waiver with The Shaar Fund Ltd. and other institutional and accredited investors pursuant to which these investors allowed the Company to extend the maturity of the Subordinated Notes issued by the Company on September 29, 2004 and on May 31, 2005. Additionally, the interest rate was fixed at fifteen percent (15%) and all principal amounts are due at the maturity date and shall be paid in shares of Common Stock priced at $0.70 per share if the average closing price of the Common Stock for the thirty (30) trading days immediately preceding the maturity date is greater than $1.10. Interest shall be paid, at the Company’s election, in cash or shares of Common Stock, with the Common Stock priced at the average closing price of the Common Stock for the ten (10) trading days immediately preceding the repayment date. The currently applicable fixed conversion price was amended to $0.70 per share. In addition, the exercise price of all warrants to purchase Common Stock held by the Subordinated Note Holders that currently have an exercise price greater than $1.00 per share was reset to$1.00 per share. In connection with this financing, we also reduced the conversion price of the Series A Convertible Preferred shares held by the Shaar Fund Ltd. to $0.70 per share.

(q)              On January 23, 2006, the Company issued Convertible Term Notes in the aggregate principal amount of $1,000,000 to certain investors. The Convertible Notes are convertible into 1,000,000 shares of Shares of Series B Convertible Preferred Stock of the Company at an initial fixed conversion of $0.70 per share for an aggregate amount of 1,428,571 shares. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

Convertible Preferred Stock

In March 2004, we designated 100,000 shares of preferred stock as Series C Convertible Preferred Stock (the “Series A Convertible Preferred Shares”). When the Company reincorporated in Delaware, the Series A Convertible Preferred Shares were re-named as Series A Convertible Preferred Stock of which 44,557 are issued and outstanding as of December 31, 2005. The following describes the material provisions of the Series A Convertible Preferred Shares which are more fully set forth in the Certificate of Designation on file with the Delaware Secretary of State.

The Series A Convertible Preferred Shares accrue a cumulative annual dividend of 7% on the $100 face amount of such shares payable June 15 and December 15 each year in shares of common stock. In the event of a liquidation, dissolution or winding up of the Company, the Series A Convertible Preferred Shares have a liquidation preference of $100 per share (plus all accrued and unpaid dividends thereon) prior to any payment or distribution to holders of our common stock. The Series A Convertible Preferred Shares are convertible into common stock at a conversion price of $.70 per share. The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends or reclassifications. Subject to certain exceptions, in the event we issue additional shares of common stock at a purchase price less than the conversion price of the Series A Convertible Preferred Shares, the conversion price shall be lowered to such lesser price. In the event that the average closing bid price of our common stock is less than $1.00 per share for thirty (30) consecutive trading days at any time after March 3, 2007, we will be required to redeem the Series A Convertible Preferred Shares by payment of $100 per share plus all accrued and unpaid dividends due thereon.

We are required to obtain the consent of the holders of a majority of the Series A Convertible Preferred Shares in order to, among other things, issue any shares of preferred stock that are equal to or have a preference over the  Series A Convertible Preferred Shares or issue any shares of preferred stock, rights, options, warrants, or any other securities convertible into common stock of the Company, other than those issued to employees of the Company in the ordinary course of their employment or to consultants or other persons providing services to the Company so long as such issuances do not exceed 500,000 shares of common stock. We are also required to obtain such consent in order to, among other things, complete a sale or other disposition of any material assets, complete an acquisition of a material amount of assets, engage in a merger, reorganization or consolidation, or incur or guaranty any indebtedness in excess of $50,000.

In January 2006, the Company designated 1,000,000 shares of preferred stock as Series B Convertible Preferred Stock, all of which are issued and outstanding. The following describes the material provisions of the Series B Convertible Preferred Shares which are more fully set forth in the Certificate of Designation on file with the Delaware Secretary of State.

The Series B Convertible Preferred Shares accrue a cumulative annual dividend of 15% on the $1 face amount of such shares payable January 1, April 1, July 1 and October 1 each year in shares of common stock. In the event of a liquidation, dissolution or winding up of the Company, the Series B Convertible Preferred Shares have a liquidation preference of $1 per share (plus all accrued and unpaid dividends thereon) prior to any payment or distribution to holders of our common stock. The Series B Convertible Preferred Shares are convertible into common stock at a conversion price of $.70 per share. The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends or reclassifications. Subject to certain exceptions, in the event we issue additional shares of common stock at a purchase price less than the conversion price of the Series B Convertible Preferred Shares, the conversion price shall be lowered to such lesser price.

If during the thirty (30) consecutive trading day period occurring prior to January 1, 2009, the average closing bid price for one share of Common Stock, as reported by Bloomberg, L.P. is at least $1.10, all outstanding Series B shares shall automatically be converted into Common Stock, at the then effective conversion rate. Upon conversion, all accrued or declared but unpaid dividends on the Series B shares shall be paid in shares of Common Stock. In the event that the average closing bid price of our common stock is less than $1.10 per share for thirty (30) consecutive trading days at any time after January 1, 2009, we will be required to redeem the Series A Convertible Preferred Shares by payment of $1 per share plus all accrued and unpaid dividends due thereon.

For as long as twenty-five percent (25%) of the Series B Convertible Preferred Stock  are outstanding, we are required to obtain the consent of the holders of a majority of the Series B Convertible Preferred Shares in order to, among other things, issue any shares of preferred stock that are equal to or have a preference over the Series B Convertible Preferred Shares or issue any shares of preferred stock, rights, options, warrants, or any other securities convertible into common stock of the Company, other than those issued to employees of the Company in the ordinary course of their employment or to consultants or other persons providing services to the Company. We are also required to obtain such consent in order to, among other things, complete a sale or other disposition of any material assets, complete an acquisition of a material amount of assets, engage in a merger, reorganization or consolidation, or incur or guaranty any indebtedness in excess of $50,000

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Management’s Discussion and Analysis or Plan of Operation and other parts of this Report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the section captioned “ RISK FACTORS ” in Item 1 and elsewhere in this Report. The following should be read in conjunction with our audited financial statements included elsewhere herein.

The following Management’s Discussion and Analysis or Plan of Operation (“MD&A”) is intended to help you understand BIO-key International (the “Company”, “we”, “us” or “our”). MD&A is provided as a supplement to and should be read in conjunction with our financial statements and the accompanying notes. The results included in this MD&A have been restated. Our MD&A includes the following sections:

OVERVIEW provides a description of our business, the major items that affected our business, and how we analyze our business. It then provides an analysis of our overall 2005 performance and a description of the significant events impacting 2005 and thereafter.

RESULTS OF OPERATIONS provides an analysis of the consolidated and segment results of operations for 2005 compared to 2004 and 2004 compared to 2003.

LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, financing, contractual obligations and embedded derivatives activities.

RESTATEMENT provides a description and reconciliation of the restatement. For additional information, see Item 8, Financial Statements and Supplementary Data, Note B, Restatement of Previously Issued Financial Statements.

CRITICAL ACCOUNTING POLICIES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.

OTHER MATTERS provides a discussion of our significant non-operational items which impact our financial statements, such as the SEC comment letter.

RECENT ACCOUNTING STANDARDS by reference to Note 1 to the Consolidated Financial Statements provides a description of accounting standards which we have not yet been required to implement and may be applicable to our operations, as well as those significant accounting standards which were adopted during 2005.

OVERVIEW

Our Business

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

We pioneered the development of automated, finger identification technology that can be used without the aid of non-automated methods of identification such as a personal identification, password, token, smart card, ID card, credit card, passport, driver’s license or other form of possession or knowledge based identification. This advanced BIO-key™ identification technology improves both the accuracy and speed of finger-based biometrics and is the only finger identification algorithm that has been certified by the International Computer Security Association (ICSA).

Since our inception in 1993, we have spent substantial time and effort in completing the development of what we believe is the most discriminating and effective finger biometric technology available. During the past two years, our focus has shifted to marketing and selling this technology and completing strategic acquisitions that can help us leverage our capability to deliver identification solutions. We have built a direct sale force of professionals with substantial experience in selling technology solutions to government and corporate customers. We expect to continue to add additional qualified personnel beyond 2005.

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

On September 30, 2004, we completed our acquisition of the Mobile Government Division from Aether Systems Inc. Pursuant to the Asset Purchase Agreement dated as of August 16, 2004 by and among the Company, Aether, Cerulean Technology, Inc. and SunPro, Inc., the Company paid Aether a purchase price of $10,000,000 in cash, subject to post-closing adjustments to reflect changes in Aether Mobile Government’s working capital and cash flows since June 30, 2004. Post-closing working capital adjustments resulted in an additional payment by the Company of $341,878 in December 2004. In connection with this acquisition, the Company issued a subordinated secured promissory note to Aether in the face amount of $6,884,588 (the “Aether Note”). The Aether Note evidences a contingent reimbursement obligation of the Company to Aether and a surety fee payable by the Company to Aether, in each case with respect to a letter of credit maintained by Aether for the Company’s benefit in connection with the acquisition. The Company’s obligations under the Aether Note are secured by a security interest granted to Aether in all or substantially all of the Company’s assets, subordinate to the security interest described in the “Long-Term Obligations” footnote to this annual report.

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

INTRODUCTION

During 2005, the Company continued to integrate the products, operations and technology of the Mobile Government business, acquired from Aether Systems in September 2004, in an effort to leverage new business opportunities. Our financial objective is to increase revenue, manage expenses and attain profitability. While total expenses have increased in dollars, they have declined as a percentage of revenue in 2005 and 2004. In the fourth quarter of 2005, the Company restructured its operations into three business segments: Biometrics, Law Enforcement and Fire Safety. Each segment will be headed by a General Manager and organized to quickly respond to market needs as well as to drive down costs to achieve profitability. Management believes that this initiative will lead to increased opportunities in 2006 as the General Managers develop their organizations. A detailed analysis of each segment can be found below.

RESULTS OF OPERATIONS

Consolidated Results of Operations

Three Year % trend

	Years ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
Revenues
Services	76%	59%	5%
License fees and other	24%	41%	95%
	100%	100%	100%
Costs and other expenses
Services	20%	21%	1%
Cost of license fees and other	7%	16%	41%
Selling, general and administrative	83%	124%	975%
Research, development and engineering	48%	52%	481%
	158%	213%	1498%
Operating loss	-58%	-113%	-1398%

Other income (deductions)
Total other income (deductions)	61%	-139%	-486%
NET INCOME (LOSS)	3%	-252%	-1884%

As discussed in Note M to the Consolidated Financial Statements, we have three reporting segments: Law Enforcement, Fire Safety and Biometrics. The Law Enforcement and Fire Safety segments were purchased during 2004. As noted earlier, in the fourth quarter of 2005 the Company restructured its operations into three business segments, prior to this segmentation of the business management evaluated the business as one consolidated operation.  For presentation and comparability purposes the allocation of costs between segments for prior periods have been estimated.

The Company evaluates performance and allocates resources based on revenues and operating income (loss). Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment in addition to those allocated as a percentage based on the segments revenues.  The segmentation of operating income as noted above and detailed below reflects how management now evaluates its business.   Assets for the company are commingled and are related to all operating segments.  Management does not evaluate or identify the operating assets of the segments separately.

				2005 - 2004		2004 - 2003
	2005	2004	2003	$ Chg	% Chg	$ Chg	% Chg
		Restated	Restated
Revenues
Law Enforcement
Service	$7,886,000	$2,562,136	$—	$5,323,863	208%	$2,562,136	n/a
License & other	2,638,938	1,920,642	—	718,297	37%	1,920,642	n/a
	10,524,938	4,482,778	—	6,042,160	135%	4,482,778	n/a
Fire Safety
Service	2,814,616	693,967	—	2,120,649	306%	693,967	n/a
License & other	406,470	187,229	—	219,241	117%	187,229	n/a
	3,221,086	881,196	—	2,339,890	266%	881,196	n/a

Biometrics
Service	161,033	95,303	10,694	65,730	69%	84,610	791%
License & other	319,038	261,674	204,787	57,364	22%	56,887	28%
	480,071	356,977	215,481	123,094	34%	141,497	66%

Total Revenue	$14,226,095	$5,720,951	$215,481	$8,505,144	149%	$5,505,471	2555%

Cost of goods sold
Law Enforcement
Service	$2,260,845	$902,794	$—	$1,358,051	150%	$902,794	n/a
License & other	679,170	686,806	—	(7,636)	-1%	686,806	n/a
	2,940,015	1,589,600	—	1,350,415	85%	1,589,600	n/a
Fire Safety
Service	602,317	253,913	—	348,404	137%	253,913	n/a
License & other	165,074	96,081	—	68,993	72%	96,081	n/a
	767,391	349,994	—	417,397	119%	349,994	n/a
Biometrics
Service	42,980	17,617	1,694	25,363	144%	15,923	940%
License & other	93,247	107,009	87,387	(13,762)	13%	19,622	22%
	136,227	124,626	89,081	11,601	9%	35,545	40%

Total COGS	$3,843,633	$2,064,220	$89,081	$1,779,413	86%	$1,975,139	2217%

Revenues

Law Enforcement

The increase in these revenue components from 2004 is primarily attributable to the fact that the business was acquired in the third quarter of 2004. Therefore 2004 represents only one quarter of revenue, whereas 2005 reflects four quarters of revenue. The increase was partially offset with a reduction of revenues related to long-term project work, which during 2005 has diminished as a result of the Company focusing the business to more of a licensing model.

Fire Safety

The increase in these revenue components from 2004 is primarily attributable to the fact that the business was acquired in the third quarter of 2004. Therefore 2004 represents only one quarter of revenue, whereas 2005 reflects four quarters of revenue. This was compounded by a general increase in overall revenue that can be attributed to a strengthened market presence through concerted efforts toward penetrating new markets by actively pursuing and marketing our Fire Safety products. Additionally revenue growth can be also attributable to functionality that was added across the entire Fire Safety product suite as well as the release of new FireRMS mobile product which was released in the middle of 2005.

Biometrics

During 2004 and 2005 Biometric segment continues to show strong revenue growth year over year. This is reflective of continued market acceptance of the product and strategic channel relationships that have been developed. Additionally, the product has been a proven solution in the educational industry as well has shown continued commercial integration and acceptance of the product.

Costs of goods sold

Law Enforcement

License and other costs are attributable primarily to revenues derived from product sales for which we are required to pay a royalty. The slight decrease in cost is primarily driven by the sales mix and is solely dependent specifically on what products were sold.

Service costs increased primarily because of personnel related costs that have increased over the prior year primarily from the inclusion of a full year of costs as compared to only one quarter in 2004. This was offset by reductions related to a reduced concentration of project related revenues which are heavily burdened with labor costs, both employees and contracted labor. As significant project revenues declined after the first two quarters of 2005, this reduction offset the increase that would have occurred related to maintaining a full twelve months of expense.

Fire Safety

License and other costs are attributable primarily to revenues derived from product sales for which we are required to pay a royalty. The slight increase in cost is primarily driven by the sales volume in addition to product mix. These costs are solely dependent specifically on what products were sold.

Services costs have increased over the prior year primarily from the inclusion of a full year of costs as compared to only one quarter as well as contractors and related costs that have been incurred related to project and service related revenues. There was a significant growth in service revenues for which additional outside contractors were used in providing some of those services.

Biometrics

License and other costs are primarily related to the hardware costs related to sales of biometric fingerprint readers. The change in cost of goods sold is directly attributable to the product mix between types of readers sold and the volume of readers sold. During 2004 and 2003 the volume attributable to readers remained fairly constant whereas in 2005 volume decreased resulting in a reduction of related product cost.

Service cost has increased during 2005 related primarily to a higher percentage of revenue requiring software customization and integration costs as compared to 2004 and 2003.

Selling, general and administrative

				2005 - 2004		2004 - 2003
	2005	2004	2003	$ Chg	% Chg	$ Chg	% Chg
		Restated	Restated

Law Enforcement	$7,471,524	$3,047,247	$—	$4,424,277	145%	$3,047,247	n/a
Fire Safety	2,802,220	783,948	—	2,018,272	257%	783,948	n/a
Biometrics	1,550,865	3,283,093	2,099,922	(1,732,228)	-53%	1,183,171	56%

Total	$11,824,609	$7,114,288	$2,099,922	$4,710,321	66%	$5,014,366	238%

SG&A costs increased during the year as a result of 2005 representing a full 12 months worth of expenses as compared to 2004 which included only 3 months of expenses of the Law and Fire segments.  As noted above, these costs are allocated based on the Segment’s percentage of revenue.  Changes in SG&A costs between business segments are the result of the change in their respective percentage of BIO-key’s total revenue.

During 2004 the increase in SG&A was primarily attributable to the acquisition of Mobile Government. The additional costs incurred were the result of legal and audit costs surrounding both the acquisition of Mobile Government as well as Public Safety Group. Additionally, the increase was due to an increased workforce in sales and administration functions as well as the associated overhead which results from fully loaded labor charges associated with supporting larger operations. This increase was offset slightly by the elimination of non essential functions done in order to align the business with its revised model of focusing sales through channel partners and creating a model focused on licensing as oppose to integration projects.

Research, development and engineering

				2005 - 2004		2004 - 2003
	2005	2004	2003	$ Chg	% Chg	$ Chg	% Chg
		Restated	Restated

Law Enforcement	$3,931,265	$1,309,026	$—	$2,622,239	200%	$1,309,026	n/a
Fire Safety	1,207,263	337,310	—	869,953	258%	337,310	n/a
Biometrics	1,707,507	1,333,568	1,037,330	373,939	28%	296,238	29%

Total	$6,846,035	$2,979,904	$1,037,330	$3,866,131	130%	$1,942,574	187%

Law Enforcement

R & D costs have increased over 2004 primarily related to the acquisition of Mobile Government in Q3 of 2004. During 2005 the Company spent significant R&D resources in sustaining engineering related to the large customer base as well as developing new version releases that incorporated these changes. While remaining focused on achieving these operational objectives the Company also undertook cost reduction initiatives which resulted in an approximately 25-30% reduction of the fourth quarter 2004 run rate for R&D costs in the Law Enforcement segment.

Fire Safety

R & D costs have increased over 2004 primarily related to the acquisition of Mobile Government in Q3 of 2004. Additionally, subsequent to the acquisition, the company had several engineering initiatives in the Fire segment. As noted above a number of product enhancements were made to functionality across the entire software suite in addition to focused development of the new FireRMS mobile solution delivered to the market mid 2005. While remaining focused on achieving these product objectives, in conjunction with the Company wide cost reduction initiatives, Fire Safety was able to realize an approximate reduction of 10% the fourth quarter 2004 run rate for R&D costs.

Biometrics

R & D costs have increased sequentially from 2003 to 2005. This is representative of the increased spending to enhance the interoperability and functionality of the software. The company continues to spend in R&D to enhance the products usability in different markets as well as to develop the product for integration with products from BIO-key’s other segments. During 2005, BIO-key released IdentityMatch, a product which integrates BIO-key’s advanced biometric offerings with BIO-key’s mobile data and fire records management solutions. BIO-key continues to develop further integration of its Biometric software solutions in other products with in Company as well as partnering with other solutions in the marketplace. Additionally, in May of 2005 the Company was awarded a patent for its award-winning leadership Vector Segment fingerprint technology or “Image Identification System.”

Other income and expense

				2005 - 2004		2004 - 2003
	2005	2004	2003	$ Chg	% Chg	$ Chg	%Chg
		Restated	Restated

Interest expense	$(6,548,130)	$(1,916,558)	$(1,909,788)	$(4,631,572)	242%	$(6,770)	0.4%
Ineterest income	35,958	66,824	—	(30,866)	-46%	66,824	n/a
Gain on sale of marketable securities	(20,000)	—	—	(20,000)	n/a	—	n/a
Non-cash interest income (expense)	15,213,186	(6,003,137)	857,545	21,216,323	-353%	(6,860,682)	-800.0%
Other income (expense)	(34,767)	(55,300)	4,145	20,533	-37%	(59,445)	-1434.1%

	$8,646,247	$(7,908,171)	$(1,048,098)	$16,554,418	-209%	$(6,860,073)	655%

For the year ended December 31, 2005, consolidated interest expense increased $4,631,572 or 242% as compared to 2004, which was attributable to the increase in long term debt from issuance of the 2004 and 2005 Senior and Subordinated notes. For the year ended December 31, 2004, consolidated interest expense increase $6,770 or .4% from 2003.

For the year ended December 31, 2005, consolidated interest income decreased $30,866 or 46% as compared to 2004, which was attributable to the average amount of cash held on hand in interest bearing accounts. For the year ended December 31, 2004, consolidated interest income increased $66,824 as compared to 2003, which was attributable to deposits held in interest bearing accounts in 2004. No deposits were held in interest bearing accounts in 2003.

For the year ended December 31, 2005, consolidated non-cash interest income (expense) increased $21,216,323 or 353% as compared to 2004, which was attributable to changes in the fair market value of embedded derivatives and detachable warrants issued with convertible debt. The fair value of the derivatives will fluctuate based on; our stock price at particular points in time, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate, and the time to maturity of the outstanding debt at different points in time. The major factor contributing to this change was due to the decline in the market price of our stock from $1.60 as of December 31, 2004 to $.69 as of December 31, 2005. For the year ended December 31, 2004, consolidated non-cash interest income decreased $6,860,682 or 800% as compared to 2003, which was also attributable to changes in the fair value of embedded derivatives and detachable warrants issued with convertible debt. The major factor contributing to the large fluctuation in the fair value was due to the net increase in the market price of our stock from $1.03 as of September 29, 2004 to $1.60 as of December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES OVERVIEW

The net cash used in operating activities during 2005 was $4,513,497, as compared to $5,644,759 and $2,857,145 in 2004 and 2003, respectively. Some of the major drivers of this change are discussed in more detail below.

The Company’s income statement includes four non-cash items which made the most significant contributions to the net cash used in operating activities in 2004 and 2005.

•      The Company issued notes in 2004 and 2005 which contained embedded derivatives. In 2004, the company recorded a loss of approximately $6,003,000 related to the increase in value of the derivatives. The increase in value was caused by the increase in the value of the underlying BIO-key stock. In 2005, the company recorded a gain of approximately $15,213,000 related to the decrease in value of the derivatives. The decrease in value is the result of the decline in value of the underlying BIO-key stock.

•      A debt discount was recorded when the notes were initially recorded to reflect the FMV of derivatives and warrants related to the debt. The discount is amortized ratably into earnings over the life of the related debt. In 2004 and 2005, the company recorded non-cash interest expense related to the amortization of the debt discount of approximately $1,258,341 and $4,124,759 respectively.

•      The Company recorded a $55,150 and $664,043 charge in 2004 and 2005, respectively, for the non-cash expense of issuing options and warrants to non employees for services.

•      Finally, the Company recorded $550,421 and $1,509,880 in 2004 and 2005, respectively, for the non-cash expense related to the amortization of intangibles assets.

For the year ended December 31, 2005, the Company reported positive cash flows related to a decrease in costs and earnings in excess of billings on uncompleted contracts of $2,468,770. Costs and earnings in excess of billings on uncompleted contracts represent services which have been performed on long term contracts but have not been invoiced at year end due to milestones contained within the contracts. In 2005, the Company was able to bill the customer due to the fact that the milestones have been reached.

The Company experienced positive cash flows of $1,029,404 in 2005 due to increased accrued liabilities related to interest on the 2005 debt as well as contract related costs not being invoiced by vendors. In 2004, the Company experienced positive cash flows of $955,050 related to interest on the 2004 debt as well as liabilities assumed through acquisitions.

The Company also experienced a positive cash flow from an increase of $1,191,958 in deferred revenue from 2004 to 2005 due to customers who had purchased and paid for maintenance agreements which the company had to earn typically over a one year period.

The overall major drivers in operating cash flow are the current operating costs which are greater than the current revenues. The company has experienced improvements related to the ratio of operating expenses to revenues and expects this trend to continue to improve until such time as the Company is able to generate sustained profitability.

FINANCING ACTIVITIES OVERVIEW

Financing Activities

2005 Senior and Subordinate Term Notes

On June 8, 2005, we entered into a Securities Purchase Agreement (the “Senior Purchase Agreement”) with an institutional investor. Under the Senior Purchase Agreement, the Company issued a Secured Convertible Term Note (the “Senior Convertible Note”) in the aggregate principal amount of $2,000,000, convertible into Common Stock of the Company in certain circumstances at $0.85 per share, and issued a warrant (the “Senior Warrant”) to purchase an aggregate of 444,444 shares of the Common Stock at a per share exercise price of $1.00. The aggregate consideration received by the Company, net of all fees and expenses, for the Senior Convertible Note and the Senior Warrant was approximately $1,841,000. The proceeds from this transaction are to be used for working capital purposes. The Company’s obligations under the Senior Purchase Agreement and the Senior Convertible Notes are secured by a security interest in all or substantially all of the Company’s assets.

Under the terms of the Senior Convertible Note, we are required to make monthly payments of accrued interest only beginning on July 1, 2005. In addition, the Senior Convertible Note provides for monthly payments of principal in equal 1/32 increments thereof, plus accrued interest, commencing October 1, 2005.

We entered into a Securities Purchase Agreement, effective as of May 31, 2005, (the “Subordinated Purchase Agreement”) with existing shareholders of the Company and other accredited investors (collectively, the “Subordinated Investors”). Under the Subordinated Purchase Agreement, the Company issued Convertible Term Notes (the “Subordinated Convertible Notes”) in the aggregate principal amount of $2,794,723, respectively convertible into Common Stock of the Company in certain circumstances at $0.70 per share, and issued warrants (the “Subordinated Warrants”) to purchase an aggregate of 828,066 shares of the Common Stock at a per share exercise price of $1.00. The aggregate consideration received by the Company, net of all fees and expenses, for such Subordinated Convertible Notes and Subordinated Warrants was approximately $2,411,000. The proceeds from this transaction are to be used for working capital purposes. The Subordinated Convertible Notes were issued at a purchase price equal to $900 for each $1,000 of principal amount of the Note.

Certain Subordinated Investors purchased additional Subordinated Convertible Notes in the aggregate principal amount of $450,000 and received additional Subordinated Warrants to purchase an aggregate of 133,333 shares of Common Stock at a per share exercise price of $1.00. The aggregate consideration received by the Company net of all fees and expenses for such Subordinated Convertible Notes and Subordinated Warrants was $404,500, which was paid by the Subordinated Investors on July 8, 2005.

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

2005 Amendment and Waivers

The Company entered into an Amendment and Waiver with Laurus, dated as of August 31, 2005, pursuant to which the Company was permitted to defer the payment of the monthly principal amounts due and payable for the months of September, October, November and December 2005 under both (a) the Secured Convertible Term Note in the original principal amount of $5,000,000 issued by the Company to Laurus on September 29,2004 (the “September 2004 Note”), and (b) the Secured Convertible Term Note in the original principal amount of $2,000,000 issued by the Company to Laurus on June 8, 2005 (the “June 2005 Note”), such aggregate deferred principal amounts being equal to $625,000 and $187,500, respectively.  The deferred principal amount under the September 2004 Note is now due on September 29,2007, the maturity date of that note, and will be paid at the same time the final payments due with respect to that note upon maturity.  The deferred principal amount under the June 2005 Note is now due on June 7, 2008, the maturity date of that note, and will be paid at the same time the final payments due with respect to that note upon maturity.  The Company will remain obligated to pay all monthly interest amounts under these notes as they are currently due.

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

2006 Amendment and Waiver

The Company entered into an Amendment No. 1 to its Subordinated Secured Promissory Note, dated as of January 23, 2006, with Aether Systems, Inc.  Pursuant to the Aether Note Amendment, the Subordinated Secured Promissory Note issued by the Company to Aether on September 30, 2004 in the aggregate maximum principal amount of $6,884,588 was amended to increase such aggregate maximum principal amount to $7,884,588.

The Company entered into a Securities Purchase Agreement, effective as of January 23, 2006, with The Shaar Fund, Ltd., Longview Fund, L.P. and Longview Special Finance. Under the Securities Purchase Agreement, the Company issued to the Purchasers Convertible Term Notes in the aggregate principal amount of $1,000,000. The Convertible Notes converted into shares of the Series B Preferred Stock of the Company, which shares are convertible into shares of the Common Stock of the Company at an initial fixed conversion price of $0.70 per share.

Effective as of January 23, 2006, BIO-key International, Inc. entered into an Amendment and Waiver with Laurus Master Fund Ltd. in connection with the Secured Convertible Notes currently held by Laurus. Under the Secured Notes Amendment and Waiver, the Secured Notes issued by the Company to Laurus on September 29, 2004 in the aggregate principal amount of $5,000,000 and on June 7, 2008 in the aggregate principal amount of $2,000,000 were amended as follows: (i) the maturity date of the September 2004 Note was extended to January 1, 2008; (ii) the maturity date of the June 2005Note was extended to December 1, 2008, and (iii) the fixed conversion price under each of the Secured Notes was reset from $1.35 to $0.85 per share.  In addition, the exercise price of all warrants to purchase Common Stock of the Company held by Laurus was reset to $1.00 per share.

Effective as of January 23, 2006, the Company also entered into an Amendment and Waiver with certain holders of its Subordinated Convertible Promissory Notes. Under the Subordinated Notes Amendment and Waiver, the Subordinated Notes issued by the Company on September 29, 2004 in the aggregate principal amount of $5,288,221 and on May 31, 2005 in the aggregate principal amount of $3,244,723 were amended as follows: (i) the maturity dates were extended from September 29,2007 and May 31, 2008, respectively, to January 1, 2009; (ii) the interest rate was fixed at fifteen percent (15%); (iii) all principal amounts are due at the maturity date and shall be paid in shares of Common Stock priced at $0.70 per share if the average closing price of the Common Stock for the thirty (30) trading days immediately preceding the maturity date is greater than $1.10; (iv) interest shall be paid, at the Company’s election, in cash or shares of Common Stock, with the Common Stock priced at the average closing price of the Common Stock for the ten (10) trading days immediately preceding the repayment date; and (v) the currently applicable fixed conversion price was amended to $0.70 per share.  In addition, the exercise price of all warrants to purchase Common Stock held by the Subordinated Note Holders that currently have an exercise price greater than $1.00 per share was reset to $1.00 per share. In connection with this financing, we also reduced the conversion price of the Series A convertible Preferred shares held by the Shaar Fund Ltd. to $0.70 per share.

Liquidity outlook

At December 31, 2005 our total of cash and cash equivalents was $1,422,827. The total was $956,230 and $1,012,790 at December 31, 2004 and 2003, respectively. We have financed ourselves through access to the capital markets by issuing debt securities, convertible preferred stock and common stock.

As of March 23, 2006, we had cash resources of approximately $1,830,000 and $11,277,000 of convertible debt as described in the “Long-Term Obligations” footnote of this report below. We currently require approximately $1,700,000 per month to conduct our operations. During the fourth quarter of 2005, we generated approximately $3,368,000 of revenue and expect to increase quarterly revenue in 2006.

The Company has undertaken strategic steps to position itself to realize positive cash flows from operations in the future by increasing revenues and better managing expenses. These steps include the acquisition of two enterprises in 2004. Although the acquisitions inherently produced a greater demand for cash than we would have liked, we are confident that many of the initial costs are isolated in nature and will not be recurring year after year. The Company has also taken strategic steps to downsize the workforce in areas that we felt were either non essential or not in line with where we wanted the Company to develop in the near future. The Company has also recently experienced additional costs associated with various compliance related activities.

We may need to obtain additional funding to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. Due to, among other factors, our history of losses and limited revenue, our independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2005 as to the substantial doubt about our ability to continue as a going concern. Our long-term viability and growth will depend upon the successful commercialization of our technologies and our ability to obtain adequate financing. To the extent that we require such additional financing, no assurance can be given that any form of additional financing will be available on terms acceptable to us, that adequate financing will be obtained to meet our needs, or that such financing would not be dilutive to existing stockholders. If available financing is insufficient or unavailable or we fail to continue to generate meaningful revenue, we may be required to further reduce operating expenses, delay the expansion of operations, or be unable to pursue merger or acquisition candidates.

CONTRACTUAL OBLIGATIONS

We have various contractual obligations impacting our liquidity. The following represents some of our contractual obligations as of December 31, 2005:

	Total	2006	2007	2008	2009

Non-cancelable operating leases	$3,427,000	$1,260,000	$1,278,000	$866,000	$23,000
Senior secured convertible term notes	5,599,999	1,524,211	3,048,421	1,027,367	—
Subordinated unsecured convertible term notes	5,677,028	18,750	14,063	—	5,644,215

Total	$14,704,027	$2,802,961	$4,340,484	$1,893,367	$5,667,215

The Company does not own any real estate but conducts operations from four leased premises. These non-cancelable operating leases expire a various dates through 2009. In addition to base rent, the Company pays for property taxes, maintenance, insurance and other occupancy expenses according to the terms of the individual leases.

RESTATEMENT

In the process of reviewing our registration statement for the securities issued in our June 2005 financing, the Securities and Exchange Commission (“SEC”) raised questions with regard to our convertible term notes suggesting that we consider EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to evaluate whether there were any embedded derivative instruments and if so, whether they should be accounted for as an equity or liability classification. The SEC staff also commented that the Company should review the convertible notes issued in fiscal 2003 and 2004. The SEC staff also asked us to review adjustments to revenue made in the fourth quarter of 2004. The SEC staff raised the question of whether the transactions had a material impact on previously filed Exchange Act reports and would be better characterized as restatements.

There were several items that were identified as requiring restatement, these items were:

•      Revenue Recognition

The Company reviewed contracts and purchase agreements related to certain non-governmental customers and identified specific contracts for which the initial accounting inflated annual and quarterly revenues and earnings in violation of generally accepted accounting principles (“GAAP”). These practices were primarily the result of recognizing revenue on transactions with customers that were not creditworthy and recognizing revenue when the earnings process had not been completed. The revenue and related cost has been adjusted on the income statement as well as the related balance sheet accounts.

•      Accounting for Convertible Financing Arrangements

The Company reviewed the initial accounting for the 7% Convertible Notes issued in 2003, the Senior and Subordinated Convertible Term Notes issued in 2004 and the Senior and Subordinated Convertible Term Notes issued in 2005. During the review the company identified that EITF 00-19 should be applied to evaluate whether any embedded derivative instruments qualify as equity instruments or as liabilities. As such certain embedded derivatives were identified that met the conditions set forth under paragraph 12 of SFAS No. 133. These embedded derivative instruments have been evaluated using EITF 00-19 paragraphs 12 to 32 and determined that these instruments would not be classified as components of stockholders equity. The instruments have been deemed liabilities, and as such will be subject to SFAS 133 and should be recorded at fair value. Features that have been evaluated and determined to require such treatment include:

•      The principal conversion option

•      The monthly payments conversion option

•      The interest rate adjustment provisions.

Additionally, it was identified that certain other components of the related financings were also incorrectly accounted for. This includes the warrants issued with the above financing and the costs incurred by Company in obtaining the above financings. The correction of prior errors affected the subsequent accounting for debt conversions to equity as well as the amortization of related discounts and deferred finance charges associated with the above financings.

The Company reviewed the earnout calculations performed in the prior year for the PSG acquisition and identified an error in the calculation.  As a result the Company has restated the prior year’s impact relating to this error.  At December 31, 2004 the Company had accrued $43,635 for the earnout provision.  The corrected calculation resulted in no accrual being required, and as such the related accrual and goodwill balances have been reduced by $43,635.

Management believes the scope and process of its internal review of previously reported financial information was sufficient to identify issues of a material nature that could affect our Consolidated Financial Statements and all dates and periods presented herein have been restated to fairly present the results of our operations.

The errors in our previously reported financial information, and the failure to prevent them or detect them in our financial reporting process, were largely attributable to weak internal controls and an inadequate staff of competent accounting personnel with an appropriate level of knowledge of GAAP.

As a result of our review and communications with the SEC, we determined that a restatement of previously reported financial information was required. Our previously reported financial information should no longer be relied upon. Accordingly, we have restated our previously reported financial information for the years ended December 31, 2003 and 2004 and our previously reported unaudited financial statements for the first, second and third quarters of 2003, 2004 and 2005 (the “restatement”). The restatement covers a number of separate matters, each of which is described above.

For the quarterly impact of the restatement and the restated financial results for the first, second and third quarters of 2003, 2004 and 2005 see Note X, Results by Quarter.

The following tables summarize the impact of all of these adjustments on previously reported revenue and assets, liabilities, and stockholders’ equity (deficit) for the years ended December 31, 2004 and 2003.

	Impact of Adjustments on Revenue
	For the Years Ended December 31,
	2004	2003

As previously reported	$5,558,231	$524,101
Revenue recognition	162,720	(308,620)
As restated	$5,720,951	$215,481

	Impact of Adjustments on Consolidated Balance Sheet Accounts
	As of December 31, 2004			As of December 31, 2003
			Stockholders’			Stockholders’
	Total		Equity	Total	Total	Equity
	Assets	Liabilities	(Deficit)	Assets	Liabilities	(Deficit)
As previously reported	$30,844,681	$20,223,283	$10,621,398	$1,864,742	$11,000,731	$(9,135,989)
Revenue recognition and related SG&A expense	(122,090)	23,810	(145,900)	(308,620)	(18,200)	(290,420)
Debt financing	816,501	5,340,573	(4,524,072)	—	(57,543)	57,543
Total Adjustments	694,411	5,364,383	(4,669,972)	(308,620)	(75,743)	(232,877)
As restated	$31,539,092	$25,587,666	$5,951,426	$1,556,122	$10,924,988	$(9,368,866)

The following tables present the effect of the restatement adjustments on the consolidated Statement of Operations for the years ended December 31, 2004 and 2003.

	Year Ended December 31, 2004
	As Previously	Effect of	As
	Reported	Restatement	Restated

Revenues
Services	$3,351,406	$—	$3,351,406
License fees and other	2,206,825	162,720	2,369,545
	5,558,231	162,720	5,720,951
Costs and other expenses
Services	1,174,324	—	1,174,324
Cost of license fees and other	889,896	—	889,896
Selling, general and administrative	7,096,088	18,200	7,114,288
Research, development and engineering	2,979,904	—	2,979,904
	12,140,212	18,200	12,158,412
Operating loss	(6,581,981)	144,520	(6,437,461)
Other income (deductions)
Interest income	66,824	—	66,824
Interest expense	(667,008)	(1,249,550)	(1,916,558)
Derivative and warrant fair value adjustments	—	(6,003,137)	(6,003,137)
Other expense	(55,300)	—	(55,300)
Total other income (deductions)	(655,484)	(7,252,687)	(7,908,171)
NET LOSS	$(7,237,465)	$(7,108,167)	$(14,345,632)

Basic Loss per Share:
Numerator
Net loss	$(7,237,465)	$(7,108,167)	$(14,345,632)

Convertible preferred stock dividends and accretion	(414,240)	28,885	(385,355)
Net Loss attributable to common shareholders	$(7,651,705)	$(7,079,282)	$(14,730,987)

Denominator
Weighted average common shares outstanding	34,806,201	34,806,201	34,806,201
Basic Loss per Share	$(0.22)	$(0.20)	$(0.42)

Diluted Loss per Share:
Numerator
Net loss attributable to common shareholders	$(7,651,705)	$(7,079,282)	$(14,730,987)

Effect of Dilutive Securities: Convertible Debentures	—	—	—

Net loss attributable to common shareholders and assumed conversions	$(7,651,705)	$(7,079,282)	$(14,730,987)

Denominator
Weighted average shares outstanding	34,806,201	34,806,201	34,806,201

Effect of Dilutive Securities: Convertible Debentures	—	—	—

Diluted weighted average common shares and common equivalents outstanding	34,806,201	34,806,201	34,806,201
Diluted Loss per Share	$(0.22)	$(0.20)	$(0.42)

	Year Ended December 31, 2003
	As Previously	Effect of	As
	Reported	Restatement	Restated

Revenues
Services	$10,694	$—	$10,694
License fees and other	513,407	(308,620)	204,787
	524,101	(308,620)	215,481
Costs and other expenses
Cost of services	1,694	—	1,694
Cost of license fees and other	87,387	—	87,387
Selling, general and administrative	2,118,122	(18,200)	2,099,922
Research, development and engineering	1,037,330	—	1,037,330
	3,244,533	(18,200)	3,226,333
Operating loss	(2,720,432)	(290,420)	(3,010,852)
Other income (deductions)
Interest expense	(1,109,786)	(800,002)	(1,909,788)
Derivative and warrant fair value adjustments	—	857,545	857,545
Other income	4,145	—	4,145
Total other income (deductions)	(1,105,641)	57,543	(1,048,098)
NET LOSS	$(3,826,073)	$(232,877)	$(4,058,950)

Basic Loss per Share:
Numerator
Net loss	$(3,826,073)	$(232,877)	$(4,058,950)

Convertible preferred stock dividends and accretion	(136,755)	—	(136,755)

Net loss attributable to common shareholders	$(3,962,828)	$(232,877)	$(4,195,705)

Denominator
Weighted average common shares outstanding	17,543,586	17,543,586	17,543,586

Basic Loss per Share	$(0.23)	$(0.01)	$(0.24)

Diluted Loss per Share:
Numerator
Net loss attributable to common shareholders	$(3,962,828)	$(232,877)	$(4,195,705)

Effect of Dilutive Securities: Convertible Debentures	—	—	—

Net loss attributable to common shareholders and assumed conversions	$(3,962,828)	$(232,877)	$(4,195,705)

Denominator
Weighted average shares outstanding	17,543,586	17,543,586	17,543,586

Effect of Dilutive Securities: Convertible Debentures	—	—	—

Diluted weighted average common shares and common equivalents outstanding	17,543,586	17,543,586	17,543,586

Diluted Loss per Share	$(0.23)	$(0.01)	$(0.24)

The following tables present the effect of the restatement adjustments on the Consolidated Balance Sheet as of December 31, 2004 and 2003.

CONSOLIDATED BALANCE SHEET

	As of December 31, 2004
	As Previously Reported	Effect of Restatement	As Restated
ASSETS
Cash and cash equivalents	$956,230	$—	$956,230
Marketable debt securities	1,000,000	—	1,000,000
Receivables
Billed less allowance for doubtful receivables as of $422,393	1,698,144	(90,090)	1,608,054
Unbilled	310,523	—	310,523
Due from selling stockholders and other	60,793	(32,000)	28,793
Costs and earnings in excess of billings on uncompleted contracts	6,292,603	—	6,292,603
Inventory	29,599	—	29,599
Prepaid expenses	113,130	—	113,130
Total current assets	10,461,022	(122,090)	10,338,932
Equipment and leasehold improvements, net	644,101	—	644,101
Costs and earnings in excess of billings on uncompleted contracts	657,000	—	657,000
Deposits	2,838,031	—	2,838,031
Intangible assets—less accumulated amortization	4,177,279	860,136	5,037,415
Goodwill	12,067,248	(43,635)	12,023,613
Total non-current assets	20,383,659	816,501	21,200,160
TOTAL ASSETS	$30,844,681	$694,411	$31,539,092
LIABILITIES
Current maturities of long-term obligations	$3,255,182	$(177,145)	$3,078,037
Advances from stockholders	12,753	—	12,753
Accounts payable	1,325,282	23,810	1,349,092
Billing in excess of costs and earnings on uncompleted contracts	760,807	—	760,807
Accrued liabilities	4,639,619	(43,635)	4,595,984
Deferred rent	393,676	—	393,676
Deferred revenue	3,166,356	—	3,166,356
Total current liabilities	13,553,675	(196,970)	13,356,705
Long-term obligations, net of discount and current maturities	5,286,951	5,561,353	10,848,304
Deferred rent	1,311,454	—	1,311,454
Deferred revenue	71,203	—	71,203
Total non-current liabilities	6,669,608	5,561,353	12,230,961
TOTAL LIABILITIES	20,223,283	5,364,383	25,587,666
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock-authorized, 5,000,000 shares (liquidation preference of $100 per share) Series C 7% Convertible; issued and outstanding, 62,182 shares of $.01 par value	623	—	623
Common stock-authorized, 85,000,000 shares, 40,680,691 issued and outstanding of $.01 par value	406,808	—	406,808
Additional paid-in capital	45,325,172	2,671,071	47,996,243
Accumulated deficit	(35,111,205)	(7,341,043)	(42,452,248)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	10,621,398	(4,669,972)	5,951,426
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$30,844,681	$694,411	$31,539,092

CONSOLIDATED BALANCE SHEET

	As of December 31, 2003
	As Previously	Effect of	As
	Reported	Restatement	Restated
ASSETS:
Cash and cash equivalents	$1,012,790	$—	$1,012,790
Receivables billed	409,803	(308,620)	101,183
Inventory	65,857	—	65,857
Prepaid expenses	165,929	—	165,929
Total current assets	1,654,379	(308,620)	1,345,759
Equipment and leasehold improvements, net	60,157	—	60,157
Intangible assets—less accumulated amortization	150,206	—	150,206
Total non-current assets	210,363	—	210,363
TOTAL ASSETS	$1,864,742	$(308,620)	$1,556,122
LIABILITIES:
Advances from stockholders	$34,030	$—	$34,030
Accounts payable	351,742	—	351,742
Accrued liabilities	173,736	(18,200)	155,536
Deferred revenue	10,000	—	10,000
Total current liabilities	569,508	(18,200)	551,308
Long-term obligations, net of discount and current maturities	10,431,223	(57,543)	10,373,680
Total non-current liabilities	10,431,223	(57,543)	10,373,680
TOTAL LIABILITIES	11,000,731	(75,743)	10,924,988
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock-authorized, 5,000,000 shares (liquidation preference of $100 per share) Series B 9% Convertible; issued and outstanding, 4,180 shares of $.01 par value	42	—	42
Common stock - authorized, 85,000,000 shares, issued and outstanding 21,222,990 of $.01 par value	212,229	—	212,229
Additional paid-in capital	18,327,992	—	18,327,992
Accumulated deficit	(27,676,252)	(232,877)	(27,909,129)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(9,135,989)	(232,877)	(9,368,866)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,864,742	$(308,620)	$1,556,122

CRITICAL ACCOUNTING POLICIES

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

Revenue from licensing software, which requires significant customization and modification, is recognized using the percentage of completion method, based on the hours of effort incurred by the company in relation to the total estimated hours to complete. In instances where third party hardware, software or services form a significant portion of a customer’s contract, the company recognizes revenue for the element of software customization by the percentage of completion method described above. Third party hardware, software, and services are recognized upon shipment or acceptance as appropriate. If the company makes different judgments or utilizes different estimates of the total amount of work expected to be required to customize or modify the software, the timing and revenue recognition, from period to period, and the margins on the project in the reporting period, may differ materially from amounts reported. Revenues earned but not yet billed are shown as an asset in Costs and Earnings in Excess of Billings in the balance sheet. Billings in excess of cost and earnings are reflected as a liability in the balance sheet. Anticipated contract losses are recognized as soon as they become known and are estimable.

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

3.             Accounting for Acquisitions

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

4.             Marketable Debt Securities

The Company accounts for marketable securities pursuant to Statement of Financial Accounting Standards No. 115—“Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). SFAS 115 requires classification of debt and equity securities in three categories: trading securities, available-for-sale securities and held-to-maturity securities. Debt and equity securities classified as trading securities are carried at fair value with unrealized gains or losses included in income. Debt and equity securities designated as available-for-sale, whose fair values are readily determinable, are carried at fair value with unrealized gains or losses included as a component of accumulated other comprehensive income, net of applicable taxes. Debt securities that are expected to be held-to-maturity are carried at amortized cost. On December 31, 2004, the Company’s investments were all classified as available-for-sale. In January 2005 the Company sold these investments and did not purchase any additional Marketable Debt Securities as of December 31, 2005.

5.             Derivative and Warrant financial instruments

In connection with the sale of debt or equity instruments, we may sell options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument asset or liability.

The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liability is re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For options, warrants and bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Scholes option pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

6.             Goodwill and Intangible Assets

Goodwill represents the excess of costs of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets., which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize. Accordingly, the Company has not amortized goodwill. As provided by SFAS No. 142, the Company has elected to perform the annual assessment of the carrying value of all goodwill as of September 30th of each year using a number of criteria, including the value of the overall enterprise. As of December 31, 2005, the Company believes that no material impairment exists. Future impairment charges from previous or future acquisitions, if any, will be reflected as an operating expense in the statement of operations.

7.             Deferred Revenue

Deferred revenue includes customer advances and amounts that have been billed per the contractual terms but have not been recognized as revenue. The majority of these amounts are related to maintenance contracts for which the revenue is recognized ratably over the applicable term, which generally is 12 months from the date the customer accepts the products.

8.             Research and Development Expenditures

Research and development expenses include costs directly attributable to the conduct of research and development programs primarily related to the development of our software products and improving the efficiency and capabilities of our existing software. Such costs include salaries, payroll taxes, employee benefit costs, materials, supplies, depreciation on research equipment, services provided by outside contractors, and the allocable portions of facility costs, such as rent, utilities, insurance, repairs and maintenance, depreciation and general support services. All costs associated with research and development is expensed as incurred.

9.             Earnings Per Share Common Stock

Earnings per share of common stock-basic is computed by dividing Net Income applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Earnings per share of common stock-assuming dilution reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net income of the company. See note U. “Earnings Per Share of Common Stock,” for additional information.

10.           Income Taxes

The provision for, or benefit from, income taxes includes deferred taxes resulting from the temporary differences in income for financial and tax purposes using the liability method. Such temporary differences result primarily from the differences in the carrying value of assets and liabilities. Future realization of deferred income tax assets requires sufficient taxable income within the carry back, carry forward period available under tax law. The Company evaluates, on a quarterly basis whether, based on all available evidence, if it is probable that the deferred income tax assets are realizable. Valuation allowances are established when it is more likely than not that the tax benefit of the deferred tax asset will not be realized. The evaluation, as prescribed by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carry forward from expiring unused. Because of the Companies historical performance and estimated future taxable income a full valuation allowance has been established.

11.           Accounting for Stock-Based Compensation

The Company’s employee stock compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under this method, no compensation expense is recognized as long as the exercise price equals or exceeds the market price of the underlying stock on the date of the grant. The Company elected the disclosure-only alternative permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), as amended by FAS 148, for fixed stock-based awards to employees. All non-employee stock-based awards are accounted for at fair value and recorded as compensation expense over the period of service in accordance with FAS 123 and related interpretations.

On December 31, 2005, the Company accelerated the vesting of certain of the outstanding options to purchase shares of the Company’s common stock with option exercise prices greater than the fair market value of the Company’s common stock on such date.  The acceleration applies to all such options outstanding as of December 31, 2005 under the Company’s 1996 Stock Option Plan, 1999 Stock Option Plan and 2004 Stock Option Plan, except for options held by the Company’s executive officers subject to Section 16(b) of the Securities Exchange Act of 1934, as amended, and the members of the Company’s Board of Directors.  Options to purchase up to 897,614 shares of the Company’s common stock, or 14% of the total shares of the Company’s common stock subject to outstanding options, with a weighted average exercise price of approximately $1.09 and varying remaining vesting schedules, are subject to this acceleration and become immediately vested and exercisable as of December 31, 2005.  The number of shares, exercise prices and other terms of the options subject to the acceleration remain unchanged.

As a result of this acceleration, the Company expects to reduce its exposure to the effects of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123R), which requires companies to recognize stock-based compensation expense associated with stock options based on the fair value method. The Company currently expects a reduction in stock-based compensation expense associated with this acceleration of approximately $330,000 for fiscal year 2006 and approximately $225,000 for fiscal year 2007.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFASB No.148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 149 requires expanded more prominent disclosure in both annual and interim financial statements about the method of stock-based employee compensation and the effect of the method on reported results.

The Company has not adopted a method under SFAS No. 148 to expense stock options but rather continues to apply the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations in accounting for those plans. No stock-based employee compensation expense for options is reflected in net income or loss for the fiscal periods presented as all options granted under those plans had an exercise price equal to or lower than the market price of the underlying common stock at the date of grant.

12.           Use of Estimates

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

Estimates and assumptions which, in the opinion of management are used in accounting for, among other things, long-term contracts, allowances for uncollectible receivables, recoverability of goodwill and other long-lived assets, depreciation and amortization, valuation of deferred income taxes, convertible notes and related preferred stock, and stock options, discounts, embedded derivatives, and warrants outstanding.

OTHER MATTERS

Not Applicable

RECENT ACCOUNTING STANDARDS

In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We are required to adopt FSP FAS 115-1 in the first quarter of fiscal 2006. We do not expect that the adoption of the statement will have a material impact on our consolidated results or financial condition.

In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect that adoption of this statement will have a material impact on our results of operations or financial condition.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (FIN 47), which requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. We adopted the provisions of FIN 47 on December 31, 2005. No conditional asset retirement obligations were recognized and, accordingly, the adoption of FIN 47 had no effect on our financial statements.

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

In November 2004, the FASB issued Statement No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4, which amends and clarifies existing accounting literature regarding abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted.  The provisions of this statement are to be applied prospectively.  The adoption of this standard is not expected to have a material effect on the Company’s financial position, results of operations, or liquidity.

ITEM 7. FINANCIAL STATEMENTS

See financial statements appearing at pages 52-141 of this report

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

Remediation of Previously Reported Material Weaknesses in Internal Control over Financial Reporting

In Item 3  (Controls and Procedures) of our 10-QSB filings for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005, we noted that our independent auditors, in a letter to the Audit Committee of the Company’s Board of Directors dated April 18, 2005, had identified material weaknesses in the Company’s internal control systems.

In order to ensure that the Company adequately addresses all existing internal control issues, the Company initiated follow-up discussions with its auditors to better determine what constituted these material weaknesses. During these discussions the auditors noted the following weaknesses in the Company’s internal controls: inadequate system to capture disclosure items, inadequate internal process of review for account reconciliations, inadequate documentation of internal controls and inadequate internal processes around drafting of periodic filings with the Securities and Exchange Commission.

In response, the Company has addressed, or is in the process of addressing, each item as follows:

•      Inadequate System to capture Disclosure Items

•      In order to address this issue, the Company has hired a number of senior members of its finance team, including a Corporate Controller, a Manager of Finance, a Manager of Accounting Operations as well as several staff accountants. In addition, the Company has retained the services of several financial consultants.

•      Inadequate Internal Process of Review for Account Reconciliations

•      In order to address this issue, the Company has hired a number of senior members of its finance team as described above. As a result of these additional resources, the Company has instituted a more formal general ledger close process which includes the preparation and review of reconciliations with material activity.

•      Inadequate Documentation of Internal Controls

•      In conjunction with the assistance of certain consultants, the Company is in the process of identifying its key internal controls. These controls will then be documented and used as a starting point to comply with Section 404 of the Sarbanes-Oxley Act.

•      Inadequate Internal Process Around Drafting of periodic filings with the Securities and Exchange Commission

•      In order to address this issue, the Company, in addition to hiring the senior members of its finance team above, has increased certain responsibilities of its Audit Committee including oversight of disclosure and reporting processes and is now using a formal disclosure checklist.

Evaluation of Disclosure Controls and Procedures as of December 31, 2005

An evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2005,was carried out by the Company under the supervision and with the participation of the Company’s Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”).

As noted above, the Company has identified four areas of material weakness in its internal controls systems. While significant progress was made in 2005 to correct these weaknesses, we believe that all four areas still constitute material weaknesses. Based upon their evaluation of these conditions, the Company’s CO-CEOs and CFO concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

The Company intends to continue to implement changes to its internal control system in 2006 to remediate the material weaknesses that have previously been identified. Also, we will continue to make additions to our finance organization and related processes in an effort to strengthen our internal controls.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following sets forth certain information about each director and executive officer of the Company.

NAME	AGE	POSITIONS HELD
Thomas J. Colatosti	58	Co-Chief Executive Officer, Chairman of the Board of Directors
Michael W. DePasquale	51	Co-Chief Executive Officer and Director
Jeffrey J. May	46	Director
Charles P. Romeo(a)	64	Director
John Schoenherr	53	Director

Francis J. Cusick	51	Chief Financial Officer
Randy Fodero	47	Vice President of Sales
Kenneth S. Souza	51	General Manager, Law Enforcement and Chief Technology Officer

(a) From April 2004 to February 2005, Mr.Romeo was employed by the Company.

The following is a brief summary of the business experience of each of the above-named individuals:

THOMAS J. COLATOSTI has served as a Director of the Company since September 2002 and as Chairman of the Board since January 3, 2003. He has served as Co-Chief Executive Officer since July 2005. Mr. Colatosti also currently serves as the Chief Executive Officer of American Security Ventures, a Lexington, Massachusetts based consulting firm he founded which specializes in providing strategic management consulting services to emerging and developing companies in the homeland security industry. From 1997 through June 2002, Mr. Colatosti served as the Chief Executive Officer of Viisage Technology, Inc., a publicly traded biometric technology company focusing on biometric face-recognition technology and delivering highly secure identification documents and systems. Between 1995 and 1997, Mr. Colatosti served as President and Chief Executive Officer of CIS Corporation, a higher education industry leader that designed and implemented integrated and flexible systems solutions to manage entire university administrative operations. Prior to CIS, Mr. Colatosti had a 20-year career with Digital Equipment Corporation. His most recent responsibility was Vice President and General Manager, Northeast Area, where he was responsible for a business unit with annual revenues of more than $1.2 billion and 3,000 people. Mr. Colatosti is an active industry security spokesperson testifying before Congressional Committees and advising the White House and other Federal security agencies on homeland security issues. Since August 18, 2005, Mr. Colatosti has served as a Director and Chief Financial Officer of Good Harbor Partners Acquisition Corp., a publicly-traded blank check company formed to acquire businesses in the security sectors. Mr. Colatosti earned a Bachelor of Science degree in Management and Finance as well as a Masters degree in Business Administration from Suffolk University.

MICHAEL W. DEPASQUALE has served as the Chief Executive Officer and a Director of the Company since January 3, 2003. He has served as Co-Chief Executive Officer since July 2005. Mr. DePasquale brings more than 20 years of executive management, sales and marketing experience to the Company. Prior to joining the Company, Mr. DePasquale served as the President and Chief Executive Officer of Prism eSolutions, Inc., a Pennsylvania based provider of professional consulting services and online solutions for ISO-9001/14000 certification for customers in manufacturing, healthcare and government markets, since February 2001. From December 1999 through December 2000, Mr. DePasquale served as Group Vice President for WRC Media, a New York based distributor of supplemental education products and software. From January 1996 until December 1999, Mr. DePasquale served as Senior Vice President of Jostens Learning Corp., a California based provider of multi media curriculum. Prior to Jostes, Mr. DePasquale held sales and marketing management positions with McGraw-Hill and Digital Equipment Corporation. Mr. DePasquale earned a Bachelor of Science degree from the New Jersey Institute of Technology.

JEFFREY J. MAY has served as a Director of the Company since October 29, 2001. Since 1997, Mr. May has served as the President of Gideons Point Capital, a Tonka Bay Minnesota based financial consulting firm and angel investor focusing on assisting and investing in start-up technology companies. In 1983, Mr. May co-found Advantek, Inc., a manufacturer of equipment and materials which facilitate the automatic handling of semi-conductors and other electrical components which was sold in 1993. Mr. May continued to serve as a director and Vice-President of Operations of Advantek until 1997, at which time it had over 600 employees and sales in excess of $100 million. Mr. May earned a Bachelor of Science degree in Electrical Engineering from the University of Minnesota in 1983.

CHARLES P. ROMEO has served as a director of the Company since February 28, 2005 and from January 29, 2003 to April 19, 2004. From April 2004 until February 2005, he served as Vice President of Sales, Public Safety Division of the Company. From September 2002 until April 2004 Mr. Romeo has served as the President and Chief Executive Officer of FreedomBridge Technologies, Inc., a Rhode Island based consulting firm to technology companies in the homeland security industry specializing in implementing direct and channel selling programs, strategic alliances and partnerships in the law enforcement market. Prior to founding FreeedomBridge, Mr. Romeo had a 33 year sales and marketing management career with Digital Equipment Corporation, Compaq Computer Corporation and Hewlett Packard. During his career, Mr. Romeo served as Vice President of Service Sales for a $500 million business unit, and Director of Public Sector Sales, a $275 million division of Hewlett Packard. Mr. Romeo authored The Sales Manager’s Troubleshooter, Prentice Hall 1998, which was named as one of the “top 10 must reads” by Sales and Marketing Magazine. Mr. Romeo earned a Bachelor of Science degree in Mathematics and Economics from the University of Massachusetts and an Executive MBA from Babson College.

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

FRANCIS J. CUSICK has served as the Chief Financial of the Company since February 28, 2005. Mr. Cusick joined the Company as the Corporate Controller in September 2004. Mr. Cusick served as an independent business consultant to public and private companies in a variety of strategic and financial executive roles from March 2002 until September 2004. From January 2001 through February 2002, Mr. Cusick was Chief Financial Officer for SANgate Systems, a multi-national provider of storage hardware and software. Between November 1999 and December 2000, Mr. Cusick served as Corporate Controller for Equipe Communications Corporation and was responsible for all accounting and finance functions. Prior to Equipe, Mr. Cusick held senior financial management positions at Parametric Technology Corp., Cascade Communications Corp. and Synernetics Inc.

RANDY FODERO has served as the Vice President of Sales since February 1, 2006. From July 22, 2005 until February 1, 2006, he was a sales consultant to the Company. Between July 18, 2003 and July 22, 2005, Mr. Fodero was the Vice President of Sales and Marketing of the Company. Mr. Fodero joined the Company as a member of the sales organization in March 2003. Mr. Fodero brings more than 20 years of successful executive and sales management experience to the Company. Prior to joining the Company, Mr. Fodero served as director of Global Accounts from Veritas Software from February 2002 until January 2003. Between 1999 and February 2002, Mr. Fodero served in executive sales capacities with both companies in the enterprise software industry, including Agile Software. From 1998 to 1999, Mr. Fodero served as Regional Vice President of Sales for Memco Software, a leading provider of information security software to Fortune 1000 companies, where he was instrumental in increasing sales and enhancing shareholder value in connection with the sale of Memco to Platinum Technology. From 1990 through 1998, Mr. Fodero served as Vice President of Sales of AT&T CommVault Systems, where he grew sales from startup to over $36 million and participated in a management buyout.

KENNETH S. SOUZA has served as Chief Technology Officer of the Company since October 4, 2004 and the General Manager, Law Enforcement since October 18, 2005. Prior to joining the Company, Mr. Souza was Vice President of Industry Solutions for EMC Corporation. Prior to joining EMC, he was Vice President for e-Commerce Enterprise Systems Solutions for Compaq Computer Corporation. His 25-year technology and market career includes serving in a number of executive positions with Digital Equipment Corporation including Vice President Worldwide Solutions Services and Training, and Director of Workstations Marketing. In the early 1980’s, Mr. Souza held technical sales management positions with Hewlett Packard and Burroughs. Mr. Souza also held executive positions with a venture funded MRP software company.

Directors’ Terms of Office

Mr. May was initially elected to serve as a director in 2001, and was re-elected in 2004. Mr. Colatosti was initially elected to serve as a director in 2002, and was re-elected in 2004. Mr. DePasquale was initially elected as a director in 2003, and was re-elected in 2004. Mr. Schoenherr was initially elected as a director in 2004. Mr. Romeo was initially elected as a director in 2005. Each such director was elected to serve until the Company’s next annual meeting or until his successor is duly elected and qualified in accordance with the By-laws of the Company.

Board of Directors and Audit Committee Financial Expert

All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

The Audit Committee is comprised of John Schoenherr and Jeffrey J. May, who may not qualify as “financial experts” under the rule adopted by the Securities and Exchange Commission. However, the Board believes that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. Additionally, the Audit Committee has the ability on its own to retain independent accountants or consultants whenever it deems appropriate.

Directors Compensation

Directors who are also officers of the Company receive no additional compensation for serving on the Board of Directors, other than reimbursement of reasonable expenses incurred in attending meetings. The Company’s 1996 stock incentive plan provides for the grant of options to purchase 50,000 shares of common stock to each non-employee director upon first being elected or appointed to the Board of Directors. The Company’s current policy is to issue options to purchase 50,000 shares of common stock to each non-employee director on an annual basis.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the U.S. Securities and Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors and persons who own more than ten percent (10%) of the Company’s Common Stock to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of the Company’s Common Stock. Such officers, directors and ten percent (10%) stockholders are also required by applicable SEC rules to furnish the Company with copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on its review of the copies of such forms received by it, or written representations from such persons that no other reports were required for such persons, the Company believes that during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to the Company’s officers, directors and ten percent (10%) stockholders were satisfied in a timely fashion.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation paid to or accrued by our chief executive officer and all of our other executive officers as of December 31, 2005 (the “named executive officers”) for each of the fiscal years ended December 31, 2003, 2004 and 2005:

SUMMARY COMPENSATION TABLE

	Annual Compensation						Long Term Compensation
									Payouts
	Fiscal Year	Salary ($ )		Bonus ($ )	Other Annual Compensation ($ )	Restricted Stock Award	Awards Securities Underlying Options/SARs		LTIP Payouts	All Other
Michael W. DePasquale (1)	2005	250,000		—	—	—	—		—	—
Chief Executive Officer	2004	210,000		35,000	—	—	—		—	—
	2003	148,943		25,000	—	—	1,080,000		—	—
Francis J. Cusick (2)	2005	168,333		—	—	—	155,000		—	—
Chief Financial Officer	2004	36,196		—	—	—	45,000		—	—
	2003	—		—	—	—	—		—	—
Randy Fodero (3)	2005	237,681	(4)	—	—	—	600,000		—	—
Vice President Sales	2004	197,674		—	—	—	—		—	—
	2003	125,986		10,000	—	—	600,000	(5)	—	—
Kenneth S. Souza (6)	2005	200,000		—	—	—	—		—	—
General Manager, Law	2004	50,000		19,000	—	—	300,000		—	—
Enforcement and Chief Technology Officer	2003	—		—	—	—	—		—	—

(1)  Mr. DePasquale became employed as our Chief Executive Officer on January 3, 2003.

(2)  Mr. Cusick became our Chief Financial Officer on February 28, 2005.

(3)  Mr. Fodero became Vice President of Sales on February 1, 2006. He was a sales consultant to the Company from July 22, 2005 until February 1, 2006. Between July 18, 2003 and July 22, 2005, Mr. Fodero was the Senior Vice President of Sales and Marketing of the Company.

(4)  Includes $48,176, $47,674 and $10,282 of commission income in 2005, 2004 and 2003, respectively.

(5)  These options expired unexercised on October 20, 2005.

(6)  Mr. Souza became an executive officer of the Company on October 4, 2004.

OPTION GRANTS IN YEAR ENDED DECEMBER 31, 2005

The following table sets forth all options granted during the year ended December 31, 2005 to each of the named executive officers.

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price $ /Share	Expiration Date
Francis J. Cusick (1)	155,000	10.0%	$1.33	02/27/2012

Randy Fodero	600,000	38.7%	0.60	11/10/12

(1)   Options vested in three (3) annual installments commencing February 28, 2006.

(2)   Options vest 33.3% upon grant and thereafter at 22.2222% in three (3) annual installments commencing November 11, 2006.

AGGREGATED OPTION EXERCISES IN THE YEAR ENDED

DECEMBER 31, 2005 AND FISCAL YEAR-END OPTION VALUE

The following table sets forth for each named executive officer, information regarding stock options exercised by such officer during the year ended December 31, 2005, together with the number and value of stock options held at December 31, 2005, each on an aggregated basis.

Name	Number Of Shares Acquired On Exercise	Value Realized	Number Of Unexercised Options At Fiscal Year-End Exercisable/ Unexercisable(#)	Value Of Unexercised In-The-Money Options At Fiscal Year-End Exercisable/ Unexercisable($ )(1)
Michael W. DePasquale	—	—	1,080,000	92,800/0
Francis J. Cusick	—	—	15,000/185,000	0/0
Randy Fodero	—	—	200,000/400,000	18,000/36,000
Kenneth S. Souza	—	—	100,000/200,000	0/0

(1) The last sales price of the Company’s Common Stock as reported on the OTC Bulletin Board on December 30, 2005 was $0.69.

Employment Agreements

MICHAEL W. DEPASQUALE.    On March 28, 2006, the Company entered into a two-year employment agreement with Michael W. DePasquale to serve as the Co-Chief Executive Officer of the Company at an annual base salary of $250,000 subject to adjustment by the Board of Directors as well as $1,000 per month in lieu of participating in the Company’s medical plan. In addition to the Base Salary and Stock Options, a “Discretionary Bonus” may be awarded to Mr. DePasquale on the basis of merit performance on an annual basis in the sole discretion of the Board of Directors. The employment agreement also provides for the grant of options to purchase up to 400,000 shares of Company common stock payable at the discretion of the Board of Directors.

In the event that Mr. DePasquale is terminated without cause, Mr. DePasquale will receive severance payment equal to his base salary for the 6 months. The employment agreement contains standard and customary confidentiality, non-solicitation and “work made for hire” provisions as well as a covenant not to compete which prohibits Mr. DePasquale from doing business with any current or prospective customer of the Company or engaging in a business competitive with that of the Company during the term of his employment and for the one year period thereafter. The Company may terminate the agreement at any time with or without cause. In the event of termination without cause, Mr. DePasquale shall continue to be paid his then current base salary for the greater of six months from the date of such termination or the number of months remaining until the end of the term of the employment agreement.

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

Change in Control Provisions

The Company’s 1996 Stock Option Plan (as amended to date, the “1996 Plan”), 1999 Stock Option Plan and 2004 Stock Incentive Plan (the “1999 Plan” and together with the 1996 Plan and 2004 Plan, the “Plans”) provide for the acceleration of the vesting of unvested options upon a “Change in Control” of the Company. A Change in Control is defined in the Plans to include (i) a sale or transfer of substantially all of the Company’s assets; (ii) the dissolution or liquidation of the Company; (iii) a merger or consolidation to which the Company is a party and after which the prior shareholders of the Company hold less than 50% of the combined voting power of the surviving corporation’s outstanding securities; (iv) the incumbent directors cease to constitute at least a majority of the Board of Directors; or (v) a change in control of the Company which would otherwise be reportable under Section 13 or 15(d) of the Exchange Act.

In the event of a “Change In Control” each Plan provides for the immediate vesting of all options issued thereunder. The 1999 Plan provides for the Company to deliver written notice to each optionee under the 1999 Plan fifteen (15) days prior to the occurrence of a Change In Control during which all options issued under the 1999 Plan may be exercised. Thereafter, all options issued under the 1999 Plan which are neither assumed or substituted in connection with such transaction, automatically expire unless otherwise determined by the Board. The 1996 Plan provides for all options to remain exercisable for the remainder of their respective terms and permits the Company to make a cash payment to any or all optionees equal to the difference between the exercise price of any or all such options and the fair market value of the Company’s common stock immediately prior to the Change In Control. The 2004 Plan enables the Board to provide that all outstanding options be assumed, or equivalent options be substituted by the acquiring or succeeding corporation upon the occurrence of a “Reorganization Event” as defined. If such Reorganization Event also constitutes a Change in Control, then such assumed or substituted options shall be immediately exercisable in full. If the acquiring or succeeding corporation does not agree to assume, or substitute for such options, then the Board, upon written notice to the Participants, may provide that all unexercised options become exercisable in full as of a specified time prior to the Reorganization Event and terminate prior to the consummation of the Reorganization Event. Alternatively, if under the terms and conditions of the Reorganization Event, holders of common stock will receive a cash payment for their shares, then the Board may provide that all Participants receive a cash payment equal to the difference between the Acquisition Price and the Option Price multiplied by the number of options held by such Participants.

Options issued to executive officers outside of the Plans contain change in control provisions substantially similar to those contained in the 1999 Plan.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications; (iii) compliance with applicable governmental laws, rules, and regulations; (iv) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and (v) accountability for adherence to the code. Any person may obtain a copy of our Code of Ethics free of charge by sending a written request for such to the attention of the Chief Financial Officer of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 15, 2006, information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than five percent (5%) of the Company’s outstanding common stock. The following table also sets forth, as of such date, the beneficial ownership of the Company’s common stock by all officers and directors, individually and as a group. Unless otherwise indicated, the address of each person listed below is c/o BIO-key International, Inc., 3349 Highway 138, Building D, Suite B, Wall, NJ 07719

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(1)
Thomas J. Colatosti	905,000	(2)	1.9%

Michael W. DePasquale	1,100,000	(3)	2.3%

Francis J. Cusick	66,666	(4)	*
Jeffrey May	250,000	(5)	*
Charles P. Romeo	300,000	(6)	*
John Schoenherr	25,000	(7)	*
Randy Fodero	200,000	(8)	*
Kenneth S. Souza	100,000	(9)	*
Kingdon Capital Management, LLC	2,696,112		5.6%
152 West 57 th Street 50 th Floor New York, NY 10019
Trellus Mangement Company, LLC	5,083,500		10.6%
350 Madison Avenue 9th Floor New York, NY 10017
All officers and directors as a group (8) persons	2,946,666		6.1%

* Less than 1%

(1)  The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Securities Exchange Act of 1934 and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as, other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 48,036,983 shares of common stock outstanding as of March 15, 2006.

(2)  Includes 550,000 shares assumable upon exercise of options and 350,000 shares issuable upon conversion of series A preferred stock.

(3)  Includes 1,080,000 shares issuable upon exercise of options.

(4)  Includes 66,666 shares issuable upon exercise of options. Does not include 133,334 shares issuable upon exercise of options subject to vesting.

(5)  Consists of shares issuable upon exercise of options.

(6)  Includes 200,000 shares issuable upon exercise of options. Does not include 200,000 shares issuable upon exercise of options subject to vesting.

(7)  Includes 25,000 shares issuable upon exercise of options. Does not include 25,000 shares issuable upon exercise of options subject to vesting.

(8)  Includes 200,000 shares issuable upon exercise of options. Does not include 400,000 shares issuable upon exercise of options subject to vesting.

(9)  Includes 100,000 shares issuable upon exercise of options. Does not include 200,000 shares issuable upon exercise of options subject to vesting.

The following table sets forth, as of December 31, 2005, information with respect to securities authorized for issuance under equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	150,000	$0.45	—
Equity compensation plans not approved by security holders	6,197,385	$0.93	2,594,272
Total	6,347,835	$0.92	2,594,272

During 1996, the Board of Directors and stockholders of the Company adopted the 1996 Stock Option Plan (the 1996 Plan).  Under the 1996 Plan, 750,000 shares of common stock are reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 100% of fair market value for incentive stock options and 50% for all others.  The term of stock options granted may not exceed ten years.  Options issued under the Plan vest pursuant to the terms of stock option agreements with the recipients.  In the event of a change in control, as defined, all options outstanding vest immediately.  The Plan terminates in May 2005.

The Company’s 1999 Stock Option Plan (the “1999 Plan”) was adopted by the Board of Directors of the Company on or about August 31, 1999. The material terms of the 1999 Plan are summarized below.

The 1999 Plan is currently administered by the Board of Directors of the Company (the “Plan Administrator”). The Plan Administrator is authorized to construe the 1999 Plan and any option issued under the 1999 Plan, select the persons to whom options may be granted, and determine the number of shares to be covered by any option, the exercise price, vesting schedule and other material terms of such option.

The 1999 Plan provides for the issuance of options to purchase up to 2,000,000 shares of common stock to officers, employees, directors and consultants of the Company at exercise prices not less than 85% of the last sale price of the Company’s common stock as reported on the OTC Bulletin Board on the date of grant. Options have terms of not more than 10 years from the date of grant, are subject to vesting as determined by the Plan Administrator and are not transferable without the permission of the Company except by will or the laws of descent and distribution or pursuant to a domestic relations order. Options terminate three (3) months after termination of employment or other association with the Company or one (1) year after termination due to disability, death or retirement. In the event that termination of employment or association is for a cause, as that term is defined in the 1999 Plan, options terminate immediately upon such termination. The Plan Administrator has the discretion to extend options for up to three years from the date of termination or disassociation with the Company.

The 1999 Plan provides for the immediate vesting of all options in the event of a “Change In Control” of the Company. In the event of a Change In Control, the Company is required to deliver written notice to each optionee under the 1999 Plan fifteen (15) days prior to the occurrence of a Change in Control, during which time all options issued under 1999 Plan may be exercised. Thereafter, all options issued under the 1999 Plan which are neither assumed or substituted in connection with such transaction, automatically expire, unless otherwise determined by the Board. Under the 1999 Plan, a “Change In Control” is defined to include (i) a sale or transfer of substantially all of the Company’s assets; (ii) the dissolution or liquidation of the Company; (iii) a merger or consolidation to which the Company is a party and after which the prior shareholders of the Company hold less than 50% of the combined voting power of the surviving corporation’s outstanding securities; (iv) the incumbent directors cease to constitute at least a majority of the Board of Directors; or (v) a change in control of the Company which would otherwise be reportable under Section 13 or 15(d) of the Exchange Act.

As of December 31, 2005, there were outstanding options under the 1996 Plan to purchase 150,000 shares of common stock, and no shares were available for future grants.

As of December 31, 2005, there were outstanding options under the 1999 Plan to purchase 1,062,125 shares of common stock, and options to purchase an aggregate of 647,132 shares were available for future grants.

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

As of December 31, 2005, there were outstanding options under the 2004 Plan to purchase 2,052,860 shares of common stock, and options to purchase an aggregate of 1,947,140 shares were available for future grants.

In addition to options issued under the 1996, 1999 and 2004 Plans, the Company has issued options to employees, officers, directors and consultants to purchase common stock under the non plan. As of December 2005, there were outstanding options under the non plan to purchase 3,082,850 shares of common stock. The terms of these options are substantially similar to the provisions of the 1999 Plan and options issued thereunder.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Employment Arrangements

The Company has entered into an employment agreements with Michael W. DePasquale and Kenneth S. Souza. See “EXECUTIVE COMPENSATION—Employment Agreements.”

Options Granted to Executive Officers and Directors

During 2002, the Company issued options to purchase 200,000 shares of common stock to Thomas J. Colatosti upon his appointment as a director of the Company. During 2003, 2004 and 2005, the Company issued options to purchase an aggregate of 2,180,000, 400,000 and 1,155,000 shares, respectively of common stock to its officers and directors. The options were issued at exercise prices equal to the last sales price of the Company’s common stock as reported on the OTC Bulletin Board on the date of grant, have terms of three (3) to seven (7) years, and vest over a one to three year period.

Consulting Arrangement with Thomas J. Colatosti

In connection with his appointment to the Board of Directors in September 2002, the Company entered into a consulting arrangement with Thomas J. Colatosti. Under the arrangement, the Company paid Mr. Colatosti $4,000 per month through December 2003 and issued him options to purchase 150,000 shares of common stock at an exercise price of $0.31 per share, the closing price of the Company’s common stock on the date of grant. In December 2003, a committee of independent directors renewed this arrangement through December 31, 2004. The committee also issued options to Mr. Colatosti to purchase 200,000 shares of common stock at an exercise price of $1.32 per share, the closing price of the Company’s common stock on the date of grant, for serving as Chairman. Effective November 1, 2004, Mr. Colatosti’s monthly consulting fee was increased to $14,500. Mr. Colatosti has substantial experience in the biometric industry and in addition to his role as the Chairman of the Board of Directors of the Company, provides extensive service to the Company in the areas of strategic planning and corporate finance.

In March 2004, Mr. Colatosti entered into a three year consulting arrangement with the Shaar Fund Ltd., a principal creditor and shareholder of the Company. Under the terms of the arrangement, The Shaar Fund transferred $375,000 principal amount of our secured convertible notes due October 1, 2005 to Mr. Colatosti. On April 28, 2004 the Company issued 3,750 shares of the Company’s Series A 7% convertible preferred stock to Mr. Colatosti in conversion of the $375,000 secured convertible note.

On February 7, 2006, the Company entered into a consulting agreement with Mr. Colatosti, the current Chairman of the Board of Directors and Co-Chief Executive Officer of the Company. Pursuant to the Agreement, Mr. Colatosti will provide services to the Company and its subsidiaries and affiliates for the year ending December 31, 2006, at a rate of $14,500 per month.

ITEM 13. EXHIBITS

(a)   The following documents are filed as part of this Report. Portions of Item 13 are submitted as separate sections of this Report:

(1) Financial statements filed as part of this Report:

Report of Independent Certified Public Accountants

Balance Sheets at December 31, 2005 and 2004 and 2003

Statements of Operations—Years ended December 31, 2005, 2004 and 2003

Statement of Stockholders’ Equity (Deficit)—Years ended December 31, 2005, 2004 and 2003

Statements of Cash Flows—Years ended December 31, 2005, 2004 and 2003

Notes to Financial Statements—December 31, 2005, 2004 and 2003

(2) The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services by DS&B, Ltd. for the audit of the Company’s annual financial statements for 2005 and 2004, and fees billed for other services rendered by DS&B, Ltd.

	2005	2004
Audit Fees:	$471,140	$213,175
Tax Fees:	25,428	3,356
Total Fees	$496,568	$216,531

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by DS&B, Ltd. in connection with statutory and regulatory filings or engagements. Audit fees also include fees for services provided in connection with business acquisitions and registration of securities.

Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, tax audit defense, customs and duties, and mergers and acquisitions.

Audit Committee Pre-Approval Procedures

The Audit Committee of our Board of Directors, which consists of John Schoenherr and Jeffrey J. May, serves as our audit committee. Our Board of Directors approves the engagement of our independent auditors to render audit and non-audit services before they are engaged. All of the services performed by DS & B, Ltd. for us were pre-approved by our the Audit Committee.

ITEM 7—FINANCIAL STATEMENTS

The following financial statements of BIO-key International, Inc. are included herein at the indicated page numbers:

Report of Independent Certified Public Accountants

Board of Directors and Stockholders

BIO-key International, Inc.

We have audited the accompanying consolidated balance sheets of BIO-key International, Inc. and Subsidiary as of December 31, 2005, 2004 and 2003, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

As described in Note B to the consolidated financial statements, the Company restated its 2004 and 2003 consolidated financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BIO-key International, Inc. and Subsidiary as of December 31, 2005, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, as discussed in note A to the financial statements, the Company has only recently begun to generate significant revenues, has suffered recurring losses from operations and has a working capital deficit. These aforementioned issues, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result front this uncertainty. Management’s plans in regard to these matters are also discussed in Note A.

/s/ DS&B, Ltd.

Minneapolis Minnesota
March 29, 2006

BIO-key International, Inc and Subsidiary

Consolidated Balance Sheets

	December 31,
	2005	2004	2003
		(Restated)	(Restated)
ASSETS:
Cash and cash equivalents	$1,422,827	$956,230	$1,012,790
Marketable debt securities	—	1,000,000	—
Receivables
Billed, less allowance for doubtful receivables of $160,000, $422,393 and $2,000, respectively	1,635,371	1,608,054	101,183
Unbilled	201,942	310,523	—
Due from selling stockholders and other	—	28,793	—
Costs and earnings in excess of billings on uncompleted contracts	4,321,392	6,292,603	—
Inventory	8,760	29,599	65,857
Prepaid expenses	137,000	113,130	165,929
Total current assets	7,727,292	10,338,932	1,345,759
Equipment and leasehold improvements, net	548,267	644,101	60,157
Costs and earnings in excess of billings on uncompleted contracts	—	657,000	—
Deposits	1,828,560	2,838,031	—
Intangible assets—less accumulated amortization	4,864,161	5,037,415	150,206
Goodwill	11,389,654	12,023,613	—
Total non-current assets	18,630,642	21,200,160	210,363
TOTAL ASSETS	$26,357,934	$31,539,092	$1,556,122
LIABILITIES:
Current maturities of long-term obligations, net of discount	$1,201,207	$3,078,037	$—
Advances from stockholders	—	12,753	34,030
Accounts payable	833,608	1,349,092	351,742
Billings in excess of costs and earnings on uncompleted contracts	32,385	760,807	—
Accrued liabilities	5,520,515	4,595,984	155,536
Deferred rent	443,603	393,676	—
Deferred revenue	3,264,283	3,166,356	10,000
Total current liabilities	11,295,601	13,356,705	551,308
Long-term obligations, net of discount and current maturities	3,723,017	10,848,304	10,373,680
Deferred rent	867,850	1,311,454	—
Deferred revenue	1,163,738	71,203	—
Total non-current liabilities	5,754,605	12,230,961	10,373,680
TOTAL LIABILITIES	17,050,206	25,587,666	10,924,988
Commitments and contingencies
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock-authorized, 5,000,000 shares (liquidation preference of $100 per share)
Series A 7% Convertible; issued and outstanding 44,557 Shares of $.0001 par value	4	—	—
Series B 9% Convertible; issued and outstanding, 4,180 shares of $.01 par value	—	—	42
Series C 7% Convertible; issued and outstanding, 62,182 shares of $.01 par value	—	623	—
Common stock - authorized, 85,000,000 shares; issued and outstanding; 46,306,589 shares of $.0001 par value in 2005 and 40,680,691 and 21,222,889 shares of $.01 par value in 2004 and 2003, respectively	4,632	406,808	212,229
Additional paid-in capital	51,529,332	47,996,243	18,327,992
Accumulated deficit	(42,226,240)	(42,452,248)	(27,909,129)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	9,307,728	5,951,426	(9,368,866)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$26,357,934	$31,539,092	$1,556,122

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary

STATEMENTS OF OPERATIONS

	Years ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
Revenues
Services	$10,861,649	$3,351,406	$10,694
License fees and other	3,364,446	2,369,545	204,787
	14,226,095	5,720,951	215,481
Costs and other expenses
Services	2,906,142	1,174,324	1,694
Cost of license fees and other	937,491	889,896	87,387
Selling, general and administrative	11,824,609	7,114,288	2,099,922
Research, development and engineering	6,846,035	2,979,904	1,037,330
	22,514,277	12,158,412	3,226,333
Operating loss	(8,288,182)	(6,437,461)	(3,010,852)
Other income (deductions)
Interest income	35,958	66,824	—
Interest expense	(6,548,130)	(1,916,558)	(1,909,788)
Derivative and warrant fair value adjustments	15,213,186	(6,003,137)	857,545
Gain (Loss) on sale of marketable securities	(20,000)	33,125	—
Other income (expense)	(34,767)	(88,425)	4,145
Total other income (deductions)	8,646,247	(7,908,171)	(1,048,098)
NET INCOME (LOSS)	$358,065	$(14,345,632)	$(4,058,950)

Earnings (Loss) Per Share:
Basic	$0.00	$(0.42)	$(0.24)
Diluted	$(0.17)	$(0.42)	$(0.24)

Weighted Average Shares Outstanding:
Basic	44,787,807	34,806,201	17,543,586
Diluted	52,046,303	34,806,201	17,543,586

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary

STATEMENT OF STOCKHOLDERS’ EQUITY(DEFICIT)

	Series A 7%		Series B 9%		Series C 7%
	Convertible		Convertible		Convertible				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Contributed	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance as of December 31, 2002	—	$—	18,430	$184	—	$—	14,377,406	$143,774	$16,284,399	$(23,605,404)	$(7,177,047)
Conversion of series B preferred stock and cumulative dividends in arrears into common stock	—	—	(14,250)	(142)	—	—	4,239,206	42,392	202,525	(244,775)	—
Coversion of note, debenture and accrued interest into common stock	—	—	—	—	—	—	2,097,953	20,980	1,552,486	—	1,573,466
Exercise of options into common stock	—	—	—	—	—	—	308,324	3,083	58,582	—	61,665
Options and warrants issued for services and other	—	—	—	—	—	—	—	—	156,000	—	156,000
Common stock issued in exchange for services and other	—	—	—	—	—	—	200,000	2,000	74,000	—	76,000
Net loss	—	—	—	—	—	—	—	—	—	(4,058,950)	(4,058,950)
Balance as of December 31, 2003 (Restated)	—	$—	4,180	$42	—	$—	21,222,889	$212,229	$18,327,992	$(27,909,129)	$(9,368,866)
Issuance of series C preferred stock for Series B preferred stock and cumulative dividends in arrears	—	—	(4,180)	(42)	5,257	53	—	—	107,682	(107,693)	—
Issuance of series C preferred stock in exchange for debt	—	—	—	—	83,275	833	—	—	8,326,630	—	8,327,463
Sale in March 2004 of common stock and warrants at $1.35 per unit, less offering costs of $743,895	—	—	—	—	—	—	24,221	88,889	11,330,117	—	11,419,006
Issuance of common stock in conjunction with PSG acquisition	—	—	—	—	—	—	2,422,108	24,221	3,584,719	—	3,608,940
Conversion of debentures, bridge notes, convertible notes, accrued interest and related discounts and derivatives into common stock	—	—	—	—	—	—	3,455,725	34,558	2,513,086	—	2,547,644
Conversion of series C preferred stock and cumulative dividends in arrears into common stock	—	—	—	—	(30,100)	(301)	4,133,060	41,331	48,764	(89,794)	—
Issuance of series C preferred stock in exchange for note payable to officer	—	—	—	—	3,750	38	—	—	374,962	—	375,000
Exercise of options and warrants into common stock	—	—	—	—	—	—	557,982	5,580	92,554	—	98,134
Repurchase warrants	—	—	—	—	—	—	—	—	(221,183)	—	(221,183)
Options and warrants issued for services and other	—	—	—	—	—	—	—	—	129,700	—	129,700
Issuance of warrants in conjunction with convertible notes offering	—	—	—	—	—	—	—	—	534,201	—	534,201
Reclassification of Warrants from liability to equity	—	—	—	—	—	—	—	—	2,847,019	—	2,847,019
Net loss										(14,345,632)	(14,345,632)
Balance as of December 31, 2004 (Restated)	—	$—	—	$—	62,182	$623	40,680,692	$406,808	$47,996,243	$(42,452,248)	$5,951,426
Conversion of series C preferred stock to series A preferred stock	62,182	6	—	—	(62,182)	(623)	—	—	617	—	—
Adjust par values to $0.0001	—	—	—	—	—	—	—	(402,739)	402,739	—	—
Costs incurred in conjunction with issuance of debt	—	—	—	—	—	—	—	—	(56,642)	—	(56,642)
Issuance of shares in exchange for debt payment delay	—	—	—	—	—	—	875,871	88	788,196	—	788,284
Conversion of debentures, bridge notes, convertible notes, accrued interest and related discounts and derivatives into common stock	—	—	—	—	—	—	1,575,135	158	889,845	—	890,003
Conversion of series A preferred stock and cumulative dividends in arrears into common stock	(17,625)	(2)	—	—	—	—	2,512,426	251	121,569	(132,057)	(10,239)
Exercise of options and warrants into common stock	—	—	—	—	—	—	662,465	66	558,722	—	558,788
Issuance of warrants in conjunction with convertible notes offering	—	—	—	—	—	—	—	—	234,150	—	234,150
Options and warrants issued for services and other	—	—	—	—	—	—	—	—	593,893	—	593,893
Net income	—	—	—	—	—	—	—	—	—	358,065	358,065
Balance as of December 31, 2005	44,557	$4	—	$—	—	$—	46,306,589	$4,632	$51,529,332	$(42,226,240)	$9,307,728

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2005	2004	2003
		(Restated)	(Restated)

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)	$358,065	$(14,345,632)	$(4,058,950)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Derivative and warrant fair value adjustments	(15,213,186)	6,003,137	(857,545)
Depreciation	244,450	77,912	6,386
Amortization
Intangible assets	1,509,880	550,421	—
Discounts on convertible debt related to warrants and beneficial conversion features	4,124,759	1,258,341	1,215,636
Allowance for doubtful receivables	48,148	71,384	—
(Gain) Loss on sale of marketable debt securities	20,000	(33,125)	—
Write down of investment	—	50,000	—
Non-cash interest	—	—	1,131,053
Deferred rent	(393,677)	(91,291)	—
Options and warrants issued for services and other	664,043	55,150	156,000
Common stock issued for services and other	—	—	76,000
Change in assets and liabilities:
Accounts receivable trade	345,050	1,268,791	(33,185)
Costs and earnings in excess of billings on uncompleted contracts	2,468,770	(906,649)	—
Inventories	20,839	36,258	(65,857)
Prepaid expenses and other	(65,227)	273,588	(115,032)
Accounts payable	(549,036)	(362,505)	(2,951)
Billings in excess of costs and earnings on uncompleted contracts	(317,737)	899,857	—
Accrued liabilities	1,029,404	955,050	(318,700)
Deferred revenue	1,191,958	(1,405,446)	10,000
Net cash used in operating activities	(4,513,497)	(5,644,759)	(2,857,145)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of PSG	—	(498,937)	—
Acquisition of AMG	—	(10,431,878)	—
Capital expenditures	(148,616)	(275,193)	(66,543)
Purchases of marketable debt securities	—	(5,887,500)	—
Proceeds from sale of marketable debt securities	980,000	4,920,625	—
Deposits	1,009,471	(2,760,583)	—
Patents and patents pending	(65,786)	(149,687)	—
Other	50,000	(46,552)	(28,215)
Net cash provided by (used in)investing activities	1,825,069	(15,129,705)	(94,758)
CASH FLOW FROM FINANCING ACTIVITIES:
Net advance from (to)stockholders	(12,753)	(54,437)	34,030
Issuance of convertible bridge notes	250,000	—	—
Repayment of convertible bridge notes	(250,000)	—	—
Issuance of long-term obligations	4,822,250	10,601,839	3,852,250
Repayment of long term obligations	(1,908,212)	(401,563)	—
Financing costs	(248,406)	(522,000)	—
Sale of common stock	—	11,248,803	61,665
Exercise of warrants	558,788	1,950	—
Repurchase of warrants and other	—	(125,000)	—
Payment of offering costs	(56,642)	(31,688)	—
Net cash provided by financing activities	3,155,025	20,717,904	3,947,945
NET INCREASE (DECREASE) IN CASH	466,597	(56,560)	996,042
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	956,230	1,012,790	16,748
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,422,827	$956,230	$1,012,790

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE A—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change in Name of Company and State of Incorporation

Effective January 1, 2005, BIO-key International, Inc., a Minnesota corporation (“Old BIO-key”), reincorporated as BIO-key International, Inc., a Delaware corporation (the “Company,” “BIO-key”,). The reincorporation was effected pursuant to an Agreement and Plan of Merger (the “Merger Agreement”); whereby Old BIO-key was merged with and into the Company, its wholly owned subsidiary, in order to reincorporate in the State of Delaware (the “Reincorporation”). As a result of the Reincorporation, the legal domicile of the registrant is now Delaware.

Nature of Business

The Company, founded in 1993, made two strategic acquisitions in 2004. The Company acquired Public Safety Group Inc. (“PSG”) in March, 2004, and the Mobile Government division of Aether Systems, Inc. (“AMG” or “Mobile Government”) in September, 2004. The Company is now focused on delivering advanced finger based biometric identification and security solutions and information services to law enforcement, fire service and emergence medical service agencies as well as other government and private sector customers. The Company’s mobile wireless technology provides first responders throughout North America with critical, reliable, real-time data and images from local, state and national databases.

Basis of Presentation

Broad commercial acceptance of the Company’s technology is critical to the Company’s success and ability to generate revenues. As a result of two acquisitions, the Company’s only significant revenues to date have began in the fourth quarter of 2004. The Company recorded approximately $14,226,000 in revenues in 2005. The Company has accumulated losses during 2003 and 2004 of approximately $ 18,405,000, of which approximately $ 14,346,000 was incurred during 2004. The Company reported a profit of approximately $358,000 in 2005. As of December 31, 2005, there was a working capital deficit of approximately $3,600,000.

The Company issued notes in 2004 as well as 2005 in amount of approximately $10,101,000 and $5,300,000, respectively. The Company is also currently considering various alternatives to improve its operating results. No assurance can be given that the Company’s operating results will improve as a result of this additional funding or that such funding would not be dilutive to existing stockholders.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The matters described in the preceding paragraphs raise substantial doubt about the Company’s ability to continue as a going concern. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to obtain additional funding, meet its funding requirements on a continuing basis, and succeed in its future operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

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

Revenue from licensing software, which requires significant customization and modification, is recognized using the percentage of completion method, based on the hours of effort incurred by the company in relation to the total estimated hours to complete. In instances where third party hardware, software or services form a significant portion of a customer’s contract, the company recognizes revenue for the element of software customization by the percentage of completion method described above. Third party hardware, software, and services are recognized upon shipment or acceptance as appropriate. If the company makes different judgments or utilizes different estimates of the total amount of work expected to be required to customize or modify the software, the timing and revenue recognition, from period to period, and the margins on the project in the reporting period, may differ materially from amounts reported. Revenues earned but not yet billed are shown as an asset in Costs and Earnings in Excess of Billings in the balance sheet. Billings in excess of cost and earnings are reflected as a liability in the balance sheet. Anticipated contract losses are recognized as soon as they become known and are estimable.

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

4.             Accounts Receivable

Accounts receivable billed and unbilled are carried at original amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful receivables by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

5.             Accounting for Acquisitions

The Company completed the acquisitions of PSG and AMG. These acquisitions have been accounted for under the purchase method of accounting, which has resulted in recording significant goodwill and other intangible asset balances. The purchase prices have been allocated to assets acquired and liabilities assumed at their estimated fair values on the date of the acquisitions, as determined by management, and by appraisals with respect to identifiable intangible assets. Our accounting for these acquisitions involves significant judgments and estimates regarding fair values of acquired intangible assets, which are based on projections of future revenues and cash flows, assumptions regarding discount factors, royalty rates, tax rates, amortization methodologies and related useful lives. The developed technology (software), copyrighted software, marketing agreements, customer relationships and trademarks were valued using the income approach and are being amortized on a straight line basis over five years, their estimated useful lives.

6.             Depreciation and Amortization

Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over the estimated service lives, principally using straight-line methods. Leasehold improvements are amortized over the shorter of the life of the improvement or the lease term, using the straight-line method. Intangible assets other than financing fees are amortized on the straight-line method over their expected useful lives. Financing fees related to the issuance of long-term obligations are capitalized and amortized to interest expense over the lives of the related debt using the effective interest rate method. Patent costs are capitalized until patents are awarded. Upon award, such costs are amortized over their respective lives. If a patent is denied, all costs are charged to operations in that year.

The estimated useful lives used to compute depreciation and amortization for financial reporting purposes are as follows:

Equipment and leasehold improvements
Equipment	3-5 years
Furniture and fixtures	3-5 years
Software	3 years
Leasehold improvements	life or lease term
Intangible assets
Copyrighted software	5 years
Customer relationships	5 years
Trademarks	5 years
Developed technology	5 years
Marketing agreements	5 years
Financing fees	3 years
Patents	life

The estimated aggregate amortization expense of intangible assets for the five years following December 31, 2005 is approximately as follows:

Year ending December 31,
2006	$1,826,000
2007	$1,384,000
2008	$931,000
2009	$430,000
2110	$—

7.             Marketable Debt Securities

The Company accounts for marketable securities pursuant to Statement of Financial Accounting Standards No. 115—”Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). SFAS 115 requires classification of debt and equity securities in three categories: trading securities, available-for-sale securities and held-to-maturity securities. Debt and equity securities classified as trading securities are carried at fair value with unrealized gains or losses included in income. Debt and equity securities designated as available-for-sale, whose fair values are readily determinable, are carried at fair value with unrealized gains or losses included as a component of accumulated other comprehensive income, net of applicable taxes. Debt securities that are expected to be held-to-maturity are carried at amortized cost. On December 31, 2004, the Company’s investments were all classified as available-for-sale. In January 2005, the Company sold these investments and did not purchase any additional Marketable Debt Securities as of December 31, 2005.

8.             Derivative and Warrant Financial Instruments

In connection with the sale of debt or equity instruments, we may sell options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument asset or liability.

The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liability is re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For options, warrants and bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Scholes option pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

9.             Goodwill and Intangible Assets

Goodwill represents the excess of costs of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets., which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize. Accordingly, the Company has not amortized goodwill. As provided by SFAS No. 142, the Company has elected to perform the annual assessment of the carrying value of all goodwill as of September 30th of each year using a number of criteria, including the value of the overall enterprise. As of December 31, 2005, the Company believes that no material impairment exists. Future impairment charges from previous or future acquisitions, if any, will be reflected as an operating expense in the statement of operations.

10.           Impairment of Long-Lived Assets

The Company has adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 144, long-lived assets subject to depreciation and amortization are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company’s long-lived assets consist primarily of its equipment and leasehold improvements and its intangible assets. Upon indication of possible impairment, the Company evaluates the recovery of held-for-use long-lived assets by measuring the carrying value of the assets against the related estimated undiscounted future cash flows. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset, the asset is adjusted to its estimated fair value. The following circumstances would be considered important and could lead to an impairment review; significant changes in the manner of our using the asset, negative industry or economic trends and underperformance relative to projected operating results.

11.           Advertising Expense

The Company expenses the costs of advertising as incurred. Advertising expenses for the years ended December 31, 2005, 2004, and 2003, were approximately $108,000, $146,000, and $18,000, respectively.

12.           Deferred Revenue

Deferred revenue includes customer advances and amounts that have been billed per the contractual terms but have not been recognized as revenue. The majority of these amounts are related to maintenance contracts for which the revenue is recognized ratably over the applicable term, which generally is 12 months from the date the customer accepts the products.

13.           Research and Development Expenditures

Research and development expenses include costs directly attributable to the conduct of research and development programs primarily related to the development of our software products and improving the efficiency and capabilities of our existing software. Such costs include salaries, payroll taxes, employee benefit costs, materials, supplies, depreciation on research equipment, services provided by outside contractors, and the allocable portions of facility costs, such as rent, utilities, insurance, repairs and maintenance, depreciation and general support services. All costs associated with research and development is expensed as incurred.

14.           Earnings Per Share Common Stock

Earnings per share of common stock-basic is computed by dividing net income applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Earnings per share of common stock-assuming dilution reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net income of the company. See Note U, “Earnings Per Share of Common Stock,” for additional information.

15.           Accounting for Stock-Based Compensation

The Company’s employee stock compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under this method, no compensation expense is recognized as long as the exercise price equals or exceeds the market price of the underlying stock on the date of the grant. The Company elected the disclosure-only alternative permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), as amended by FAS 148, for fixed stock-based awards to employees. All non-employee stock-based awards are accounted for at fair value and recorded as compensation expense over the period of service in accordance with FAS 123 and related interpretations.

On December 31, 2005, the Company accelerated the vesting of certain of the outstanding options to purchase shares of the Company’s common stock with option exercise prices greater than the fair market value of the Company’s common stock on such date. The acceleration applies to all such options outstanding as of December 31, 2005 under the Company’s 1996 Stock Option Plan, 1999 Stock Option Plan and 2004 Stock Option Plan, except for options held by the Company’s executive officers subject to Section 16(b) of the Securities Exchange Act of 1934, as amended, and the members of the Company’s Board of Directors. Options to purchase up to 897,614 shares of the Company’s common stock, or 14% of the total shares of the Company’s common stock subject to outstanding options, with a weighted average exercise price of approximately $1.09 and varying remaining vesting schedules, are subject to this acceleration and become immediately vested and exercisable as of December 31, 2005. The number of shares, exercise prices and other terms of the options subject to the acceleration remain unchanged.

As a result of this acceleration, the Company expects to reduce its exposure to the effects of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123R), which requires companies to recognize stock-based compensation expense associated with stock options based on the fair value method. The Company currently expects reductions in stock-based compensation expense associated with this acceleration of approximately $330,000 for fiscal year 2006 and approximately $225,000 for fiscal year 2007.

Proforma Compensation Disclosure

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No.148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 149 requires expanded, more prominent disclosure in both annual and interim financial statements about the method of stock-based employee compensation and the effect of the method on reported results.

The Company has not adopted a method under SFAS No. 148 to expense stock options, but rather continues to apply the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations in accounting for those plans. No stock-based employee compensation expense for options is reflected in net income or losses for the fiscal periods presented as all options granted under those plans had an exercise price equal to or lower than the market price of the underlying common stock at the date of grant.

If compensation expense for the stock options granted had been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s proforma net income (loss) available to common shareholders and proforma income (loss) available to common shareholders per share would have been as follows:

	Years ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
Net income (loss) available to common shareholders	44,548	(14,730,987)	(4,195,705)
Stock-based compensation expense if the fair value method had been adopted	(1,496,086)	(268,000)	(136,000)
Pro forma net loss available to common shareholders	(1,451,538)	(14,998,987)	(4,331,705)
Basic income (loss) per common shares	0.00	(0.42)	(0.24)
Basic loss per common shares - pro forma	(0.03)	(0.43)	(0.25)
Diluted loss per comon shares	(0.17)	(0.42)	(0.24)
Diluted loss per comon shares - pro forma	(0.20)	(0.43)	(0.25)

In determining the proforma compensation cost of the options granted, the fair value of each grant was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to determine the fair value of each grant included the following weighted average assumptions:

	2005	2004	2003
Risk free interest rate	3.95-4.51%	3.00%	1.90%
Expected life of options (in years)	7.00	3.00	3.00
Expected dividends	—	—	—
Volatility of stock price	132%	90%	120%

16.           Income Taxes

The provision for, or benefit from, income taxes includes deferred taxes resulting from the temporary differences in income for financial and tax purposes using the liability method. Such temporary differences result primarily from the differences in the carrying value of assets and liabilities. Future realization of deferred income tax assets requires sufficient taxable income within the carryback, carryforward period available under tax law. The Company evaluates, on a quarterly basis whether, based on all available evidence, if it is probable that the deferred income tax assets are realizable. Valuation allowances are established when it is more likely than not that the tax benefit of the deferred tax asset will not be realized. The evaluation, as prescribed by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. Because of the Company’s historical performance and estimated future taxable income a full valuation allowance has been established.

17.           Use of Estimates

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

Estimates and assumptions, in the opinion of management are used in accounting for, among other things, long-term contracts, allowances for uncollectible receivables, recoverability of goodwill and other long-lived assets, depreciation and amortization, valuation of deferred income taxes, convertible notes and related discounts, embedded derivates, preferred stock, stock options, and warrants outstanding.

18.           Recent Accounting Pronouncements

In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We are required to adopt FSP FAS 115-1 in the first quarter of fiscal 2006. We do not expect that the adoption of the statement will have a material impact on our consolidated results or financial condition.

In May 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect that adoption of this statement will have a material impact on our results of operations or financial condition.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (FIN 47), which requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. We adopted the provisions of FIN 47 on December 31, 2005. No conditional asset retirement obligations were recognized and, accordingly, the adoption of FIN 47 had no effect on our financial statements.

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

In November 2004, the FASB issued Statement No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4, which amends and clarifies existing accounting literature regarding abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. The provisions of this statement are to be applied prospectively. The adoption of this standard is not expected to have a material effect on the Company’s financial position, results of operations, or liquidity.

NOTE B—Restatement of Previously Issued Financial Statements

RESTATEMENT

In the process of reviewing our registration statement for the securities issued in our June 2005 financing, the Securities and Exchange Commission (“SEC”) raised questions with regard to our convertible term notes suggesting that we consider EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to evaluate whether there were any embedded derivative instruments and if so, whether they should be accounted for as an equity or liability classification. The SEC staff also commented that the Company should review the convertible notes issued in fiscal 2003 and 2004. The SEC staff also asked us to review adjustments to revenue made in the fourth quarter of 2004. The SEC staff raised the question of whether the transactions had a material impact on previously filed Exchange Act reports and would be better characterized as restatements.

There were several items that were identified as requiring restatement, these items were:

•              Revenue Recognition

The Company reviewed contracts and purchase agreements related to certain non-governmental customers and identified specific contracts for which the initial accounting inflated annual and quarterly revenues and earnings in violation of generally accepted accounting principles (“GAAP”). These practices were primarily the result of recognizing revenue on transactions with customers that were not creditworthy and recognizing revenue when the earnings process had not been completed. The revenue and related cost has been adjusted on the income statement as well as the related balance sheet accounts.

•              Accounting for Convertible Financing Arrangements

The Company reviewed the initial accounting for the 7% Convertible Notes issued in 2003, the Senior and Subordinated Convertible Term Notes issued in 2004 and the Senior and Subordinated Convertible Term Notes issued in 2005. During the review the company identified that EITF 00-19 should be applied to evaluate whether any embedded derivative instruments qualify as equity instruments or as liabilities. As such certain embedded derivatives were identified that met the conditions set forth under paragraph 12 of SFAS No. 133. These embedded derivative instruments have been evaluated using EITF 00-19 paragraphs 12 to 32 and determined that these instruments would not be classified as components of stockholders equity. The instruments have been deemed liabilities, and as such will be subject to SFAS 133 and should be recorded at fair value. Features that have been evaluated and determined to require such treatment include:

•      The principal conversion option

•      The monthly payments conversion option

•      The interest rate adjustment provisions.

Additionally, it was identified that certain other components of the related financings were also incorrectly accounted for. This includes the warrants issued with the above financing and the costs incurred by Company in obtaining the above financings. The correction of prior errors affected the subsequent accounting for debt conversions to equity as well as the amortization of related discounts and deferred finance charges associated with the above financings.

The Company reviewed the earnout calculations performed in the prior year for the PSG acquisition and identified an error in the calculation. As a result, the Company has restated the prior year’s impact relating to this error. At December 31, 2004 the Company had accrued $43,635 for the earnout provision. The corrected calculation resulted in no accrual being required, and as such the related accrual and goodwill balances have been reduced by $43,635.

Management believes the scope and process of its internal review of previously reported financial information was sufficient to identify issues of a material nature that could affect our Consolidated Financial Statements and all dates and periods presented herein have been restated to fairly present the results of our operations.

The errors in our previously reported financial information, and the failure to prevent them or detect them in our financial reporting process, were largely attributable to weak internal controls and an inadequate staff of competent accounting personnel with an appropriate level of knowledge of GAAP.

As a result of our review and communications with the SEC, we determined that a restatement of previously reported financial information was required. Our previously reported financial information should no longer be relied upon. Accordingly, we have restated our previously reported financial information for the years ended December 31, 2003 and 2004 and our previously reported unaudited financial statements for the first, second and third quarters of 2003, 2004 and 2005 (the “restatement”). The restatement covers a number of separate matters, each of which is described above.

For the quarterly impact of the restatement and the restated financial results for the first, second and third quarters of 2003, 2004, and 2005, see Note X, Results by Quarter.

The following tables summarize the impact of all of these adjustments on previously reported revenue, and assets, liabilities, and retained stockholders’ equity (deficit) for the years ended December 31, 2004 and 2003.

	Impact of Adjustments on Revenue
	For the Years Ended December 31,
	2004	2003

As previously reported	$5,558,231	$524,101
Revenue recognition	162,720	(308,620)
As restated	$5,720,951	$215,481

	Impact of Adjustments on Consolidated Balance Sheet Accounts
	As of December 31, 2004			As of December 31, 2003
			Stockholders’			Stockholders’
	Total		Equity	Total	Total	Equity
	Assets	Liabilities	(Deficit)	Assets	Liabilities	(Deficit)
As previously reported	$30,844,681	$20,223,283	$10,621,398	$1,864,742	$11,000,731	$(9,135,989)
Revenue recognition and related SG&A expense	(122,090)	23,810	(145,900)	(308,620)	(18,200)	(290,420)
Debt financing	816,501	5,340,573	(4,524,072)	—	(57,543)	57,543
Total Adjustments	694,411	5,364,383	(4,669,972)	(308,620)	(75,743)	(232,877)
As restated	$31,539,092	$25,587,666	$5,951,426	$1,556,122	$10,924,988	$(9,368,866)

The following tables present the effect of the restatement adjustments on the consolidated Statement of Operations for the years ended December 31, 2004 and 2003.

	Year Ended December 31, 2004
	As Previously	Effect of	As
	Reported	Restatement	Restated

Revenues
Services	$3,351,406	$—	$3,351,406
License fees and other	2,206,825	162,720	2,369,545
	5,558,231	162,720	5,720,951
Costs and other expenses
Services	1,174,324	—	1,174,324
Cost of license fees and other	889,896	—	889,896
Selling, general and administrative	7,096,088	18,200	7,114,288
Research, development and engineering	2,979,904	—	2,979,904
	12,140,212	18,200	12,158,412
Operating loss	(6,581,981)	144,520	(6,437,461)
Other income (deductions)
Interest income	66,824	—	66,824
Interest expense	(667,008)	(1,249,550)	(1,916,558)
Derivative and warrant fair value adjustments		(6,003,137)	(6,003,137)
Gain on sale of marketable securities	—		—
Other expense	(55,300)	—	(55,300)
Total other income (deductions)	(655,484)	(7,252,687)	(7,908,171)
NET LOSS	$(7,237,465)	$(7,108,167)	$(14,345,632)

Basic Loss per Share:
Numerator
Net loss	$(7,237,465)	$(7,108,167)	$(14,345,632)

Convertible preferred stock dividends and accretion	(414,240)	28,885	(385,355)

Net loss attributable to common shareholders	$(7,651,705)	$(7,079,282)	$(14,730,987)

Denominator
Weighted average common shares outstanding	34,806,201	34,806,201	34,806,201
Basic Loss per Share	$(0.22)	$(0.20)	$(0.42)

Diluted Loss per Share:
Numerator
Net loss attributable to common shareholders	$(7,651,705)	$(7,079,282)	$(14,730,987)

Effect of Dilutive Securities:	—	—	—
Convertible Debentures

Net loss attributable to common shareholders and assumed conversions	$(7,651,705)	$(7,079,282)	$(14,730,987)

Denominator
Weighted average shares Outstanding	34,806,201	34,806,201	34,806,201

Effect of Dilutive Securities:
Convertible Debentures	—	—	—

Diluted weighted average common shares and common equivalents outstanding	34,806,201	34,806,201	34,806,201
Diluted Loss per Share	$(0.22)	$(0.20)	$(0.42)

	Year Ended December 31, 2003
	As Previously	Effect of	As
	Reported	Restatement	Restated

Revenues
Services	$10,694	$—	$10,694
License fees and other	513,407	(308,620)	204,787
	524,101	(308,620)	215,481
Costs and other expenses
Cost of services	1,694	—	1,694
Cost of license fees and other	87,387	—	87,387
Selling, general and administrative	2,118,122	(18,200)	2,099,922
Research, development and engineering	1,037,330	—	1,037,330
	3,244,533	(18,200)	3,226,333
Operating loss	(2,720,432)	(290,420)	(3,010,852)
Other income (deductions)
Interest expense	(1,109,786)	(800,002)	(1,909,788)
Derivative and warrant fair value adjustments		857,545	857,545
Other income	4,145	—	4,145
Total other income (deductions)	(1,105,641)	57,543	(1,048,098)
NET LOSS	$(3,826,073)	$(232,877)	$(4,058,950)

Basic Loss per Share:
Numerator
Net loss	$(3,826,073)	$(232,877)	$(4,058,950)

Convertible preferred stock dividends and accretion	(136,755)	—	(136,755)

Net loss attributable to common shareholders	$(3,962,828)	$(232,877)	$(4,195,705)

Denominator
Weighted average common shares outstanding	17,543,586	17,543,586	17,543,586

Basic Loss per Share	$(0.23)	$(0.01)	$(0.24)

Diluted Loss per Share:
Numerator
Net Loss attributable to common shareholders	$(3,962,828)	$(232,877)	$(4,195,705)

Effect of Dilutive Securities:
Convertible Debentures	—	—	—

Net loss attributable to common shareholders and assumed conversions	$(3,962,828)	$(232,877)	$(4,195,705)

Denominator
Weighted average shares outstanding	17,543,586	17,543,586	17,543,586

Effect of Dilutive Securities:
Convertible Debentures	—	—	—

Diluted weighted average common shares and common equivalents outstanding	17,543,586	17,543,586	17,543,586

Diluted Loss per Share	$(0.23)	$(0.01)	$(0.24)

The following tables present the effect of the restatement adjustments on the Consolidated Balance Sheet as of December 31, 2004 and 2003.

CONSOLIDATED BALANCE SHEET

	As of December 31, 2004
	As Previously	Effect of	As
	Reported	Restatement	Restated
ASSETS:
Cash and cash equivalents	$956,230	$—	$956,230
Marketable debt securities	1,000,000	—	1,000,000
Receivables
Billed, less allowance for doubtful receivables of $422,393	1,698,144	(90,090)	1,608,054
Unbilled	310,523	—	310,523
Due from selling stockholders and other	60,793	(32,000)	28,793
Costs and earnings in excess of billings on uncompleted contracts	6,292,603	—	6,292,603
Inventory	29,599	—	29,599
Prepaid expenses	113,130	—	113,130
Total current assets	10,461,022	(122,090)	10,338,932
Equipment and leasehold improvements, net	644,101	—	644,101
Costs and earnings in excess of billings on uncompleted contracts	657,000	—	657,000
Deposits	2,838,031	—	2,838,031
Intangible assets—less accumulated amortization	4,177,279	860,136	5,037,415
Goodwill	12,067,248	(43,635)	12,023,613
Total non-current assets	20,383,659	816,501	21,200,160
TOTAL ASSETS	$30,844,681	$694,411	$31,539,092
LIABILITIES:
Current maturities of long-term obligations	$3,255,182	$(177,145)	$3,078,037
Advances from stockholders	12,753	—	12,753
Accounts payable	1,325,282	23,810	1,349,092
Billings in excess of costs and earnings on uncompleted contracts	760,807	—	760,807
Accrued liabilities	4,639,619	(43,635)	4,595,984
Deferred rent	393,676	—	393,676
Deferred revenue	3,166,356	—	3,166,356
Total current liabilities	13,553,675	(196,970)	13,356,705
Long-term obligations, net of discount and current maturities	5,286,951	5,561,353	10,848,304
Deferred rent	1,311,454	—	1,311,454
Deferred revenue	71,203	—	71,203
Total non-current liabilities	6,669,608	5,561,353	12,230,961
TOTAL LIABILITIES	20,223,283	5,364,383	25,587,666
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock-authorized, 5,000,000 shares (liquidation preference of $100 per share) Series C 7% Convertible; issued and outstanding, 62,182 shares of $.01 par value	623	—	623
Common stock - authorized, 85,000,000 shares, 40,680,691 issued and outstanding of $.01 par value	406,808	—	406,808
Additional paid-in capital	45,325,172	2,671,071	47,996,243
Accumulated deficit	(35,111,205)	(7,341,043)	(42,452,248)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	10,621,398	(4,669,972)	5,951,426
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$30,844,681	$694,411	$31,539,092

CONSOLIDATED BALANCE SHEET

	As of December 31, 2003
	As Previously	Effect of	As
	Reported	Restatement	Restated
ASSETS:
Cash and cash equivalents	$1,012,790	$—	$1,012,790
Receivables
Billed	409,803	(308,620)	101,183
Inventory	65,857	—	65,857
Prepaid expenses	165,929	—	165,929
Total current assets	1,654,379	(308,620)	1,345,759
Equipment and leasehold improvements, net	60,157	—	60,157
Intangible assets—less accumulated amortization	150,206	—	150,206
Total non-current assets	210,363	—	210,363
TOTAL ASSETS	$1,864,742	$(308,620)	$1,556,122
LIABILITIES:
Advances from stockholders	$34,030	$—	$34,030
Accounts payable	351,742	—	351,742
Accrued liabilities	173,736	(18,200)	155,536
Deferred revenue	10,000	—	10,000
Total current liabilities	569,508	(18,200)	551,308
Long-term obligations, net of discount and current maturities	10,431,223	(57,543)	10,373,680
Total non-current liabilities	10,431,223	(57,543)	10,373,680
TOTAL LIABILITIES	11,000,731	(75,743)	10,924,988
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock-authorized, 5,000,000 shares (liquidation preference of $100 per share) Series B 9% Convertible; issued and outstanding, 4,180 shares of $.01 par value	42	—	42
Common stock - authorized, 85,000,000 shares, issued and outstanding 21,222,990 of $.01 par value	212,229	—	212,229
Additional paid-in capital	18,327,992	—	18,327,992
Accumulated deficit	(27,676,252)	(232,877)	(27,909,129)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(9,135,989)	(232,877)	(9,368,866)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,864,742	$(308,620)	$1,556,122

NOTE C—ACQUISITIONS

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

Pursuant to the Merger Agreement, we purchased all of the outstanding capital stock of PSG from the former shareholders of PSG in exchange for an aggregate of 2,416,108 shares of our common stock issued to the former shareholders of PSG, 6,000 shares of our common stock issued to Harward Investments, Inc. (Harward) pursuant to an arrangement involving the discharge of certain outstanding debt obligations of PSG to Harward as of March 30, 2004, $500,000 in cash, and our assumption of $600,000 in aggregate net liabilities of PSG. The Merger Agreement provides any liability or obligation of PSG in excess of such $600,000 limitation, whether arising before or after the effective date of the merger, will be solely the responsibility of the former shareholders of PSG. Additional earnout consideration, determined as a proportion of revenues attained by the Public Safety Division over fiscal years 2004 and 2005, may be paid to the former shareholders of PSG. The Company will make payments of such additional consideration on the last day of the month following each month in which the Public Safety Division achieves specified revenue milestones during fiscal years 2004 and 2005. Such payments will be made in cash, unless the aggregate amount of earnout consideration exceeds sixty percent (60%) of the aggregate consideration paid by the Company in the merger transaction. Any such excess amounts will be paid in shares of our common stock priced as of two (2) days prior to the date on which any earnout payment becomes due. No earn out was paid in 2004 and 2005, nor does the Company expect to pay any in 2006. In connection with this acquisition, three former employees of PSG, who were also shareholders of PSG, entered into two-year employment agreements with the Company to serve within the Public Safety Division.

The 2,416,108 shares issued to the PSG shareholders (the Merger Shares) are subject to escrow provisions contained in the Merger Agreement and a related escrow agreement, which provide for periodic releases of the shares from escrow on a schedule determined by the revenues achieved by the Public Safety Division during fiscal years 2004 and 2005. The owners of such escrowed shares, however, will continue to enjoy all the rights and privileges attributable to the shares, including, without limitation, the right to vote and receive dividends. The principal terms of the escrow arrangement are as follows:

•      One-twelfth (1/12 ) of the Merger Shares were held in escrow for the purpose of securing certain prior obligations of PSG to Harward.

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

Through March 15, 2006, 1,298,541 Merger Shares have been released from escrow under the Merger Agreement. The Company did not finalize the purchase price until March 31, 2005.

A summary of the estimated fair value of the net assets acquired and liabilities assumed, pertaining to PSG, is as follows:

Current Assets	$8,573
Goodwill	2,660,242
Copyrighted software	1,181,429
Marketing agreements	605,340
Trademarks	379,807
Other assets	5,857
Total assets acquired	4,841,248
Current Liabilites	(332,307)
Long-term obligations	(400,000)
Purchase price	$4,108,941

Acquisition of Mobile Government

On September 30, 2004, we acquired certain assets and assumed certain liabilities of the Mobile Government division of Aether Systems, Inc (Aether). The aggregate purchase price of the acquisition was $12,198,171, which includes a $311,537 post closing reduction in deferred rent and a working capital adjustment payment of $341,878 made to Aether during December 2004. The Company did not finalize the purchase price of Aether Mobile Government until September 30, 2005.

A summary of the adjusted estimated fair value of the net assets acquired and liabilities assumed is as follows:

Current assets	9,706,935
Goodwill	8,729,412
Developed Technology	710,000
Customer relationships	1,009,000
Trademarks	428,065
Fixed Assets	381,358
Total assets acquired	20,964,770
Current liabilities assumed	(8,766,599)
Total purchase price	12,198,171

The components of the adjusted purchase price are as follows:

Cash paid	10,341,878
Deferred rent as a result of a sub-lease with Aether	1,766,293
Acquisition costs	90,000
Total purchase price	12,198,171

In connection with this acquisition, the Company issued a subordinated secured promissory note to Aether in the face amount of $6,884,588 (the “Aether Note”). The Aether Note evidences a contingent reimbursement obligation of the Company to Aether and a surety fee payable by the Company to Aether, in each case with respect to a letter of credit maintained by Aether for the Company’s benefit in connection with the acquisition. The Company’s obligations under the Aether Note are secured by a security interest granted to Aether in all or substantially all of the Company’s assets subordinate to the security interest described in the Long-Term Obligations footnote.

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

$1,000,000 in escrow available to Lockheed Martin in the event of non-payment of liabilities for work performed on a contract with the Pennsylvania State Police. The escrow is available to Lockheed Martin until conditional acceptance of certain defined milestones. During 2005, the entire escrow was returned to the Company upon successful completion of a project milestone.

There is approximately $750,000 in escrow which is available to the landlord of a subleased facility in the event the company defaults on a lease. The funds will not be available for use by the company until the termination of the lease in August 2008.

The acquisitions of the Mobile Government Division from Aether Systems, Inc., (“Mobile Government”) and of Public Safety Group (“PSG) required a significant increase in accounting operations on the part of the Company. At the time of the acquisitions the Company received some detailed information, however the period that was required to identify and measure the fair value of all of the assets acquired and the liabilities assumed through the acquisition was not feasible given the existing staffing constraints of the organization. In order to comply with the fair value requirement noted in paragraph 6 of EITF 01-03, the Company conducted it’s review of the acquired net assets of both PSG and Mobile Government as of the dates of acquisition, March 30, 2004 and September 30, 2004 respectively, and determined an initial price allocation. The Company, subsequent to this initial price allocation and through the course of ongoing reviews and assessments of the assets acquired and the liabilities assumed through the acquisition, determined that there were several adjustments that were required. The information that helped determine these adjustments became available and obtainable subsequent to the acquisition date. Thus, the Company has made adjustments accordingly subsequent to the acquisition date in accordance with the definition of “allocation period” in Appendix F of FAS 141. These adjustments consisted of deferred revenue adjustments, recalculation of deferred rent, working capital adjustments, and contingent purchase prices adjustments and project related adjustments. The Company finalized the allocation of purchase price for PSG and Mobile Government as of March 30, 2005 and September 30, 2005, respectively.

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

Warranty Reserve

In some instances the Company may make commitments to provide additional products or services to customers beyond those obligations specified in the contract or those provided in standard maintenance agreements or ordinary upgrades. These commitments usually arise in complex customer installations and are granted to help ensure customer satisfaction. As of December 31, 2005, 2004 and 2003 there was no material requirement for an accrued warranty liability reserve.

Summary of Operations

A summary of the aggregate operating results of the two acquired businesses for the year ended December 31, 2003 is as follows:

2003

Revenues	$21,833,661
Costs and other expenses	25,072,263
Operating loss	(3,238,602)
Other income (deductions)	(13,142)
Loss before income tax benefit and cumulative effect of change in accounting principle	(3,251,744)
Income tax benefit	—
Loss before cumulative effect of change in accounting principle	(3,251,744)
Cumulative effect of change in accounting principle	—
Net loss	$(3,251,744)

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

NOTE D—CONCENTRATION OF RISK

Financial instruments and long-term contracts, which potentially subject the Company to risk, primarily consist of receivables and costs and earnings in excess of billings on uncompleted contracts. The company extends credit to customers on an unsecured basis in the normal course of business. The company's policy is to perform an analysis of the recoverability of its accounts receivable and costs and earnings in excess of billings on uncompleted contracts at the end of each reporting period and to establish allowances where appropriate. The company analyzes historical bad debts and contract losses, customer concentrations, and customer credit-worthiness when evaluating the adequacy of the allowances.

As of December 31, 2005, 2004, and 2003, one, two, and three customers accounted for approximately 11%, 27%, and 82% of the company's outstanding accounts receivable balance, respectively. As of December 31, 2005 and 2004 one customer accounted for approximately 86% of the costs and earnings in excess of billings on uncompleted contracts. For the years ended December 31, 2005, 2004 and 2003, two, one, and one customer(s) accounted for approximately 16%, 21% and 46%  of the Company's revenue, respectively.

For the years ended December 31, 2005 and 2004 the customers generating 16% and 21% of the Company's revenue, respectively, were customers of the Law Enforcement segment. For the year ended December 31, 2003, the customer generating 46% of the companies revenue was a customer of the Biometrics segment.

For the years ended December 31, 2005 and 2004 sales to governmental entities amounted to approximately 79% and 89% of total revenue.  As of December 31, 2005 and 2004 governmental customers amounted to approximately 74% and 62% of total accounts receivable.

NOTE E—COSTS AND EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

The components of uncompleted contracts consisted of the following as of December 31, 2005, 2004 and 2003:

	2005	2004
		Restated
Cost and Earnings incured on uncompleted contracts	$17,505,796	$20,610,050

Less billings to date	(13,216,789)	(14,421,254)

	$4,289,007	$6,188,796

Costs and earnings in excess of billings on uncompleted contracts	$4,321,392	$6,949,603

Billings in excess of costs and earnings on uncompleted contracts	(32,385)	(760,807)

	$4,289,007	$6,188,796

NOTE F—PREPAID EXPENSES

Prepaid expenses consisted of the following as of December 31:

	2005	2004	2003
		Restated	Restated

Consulting fees	$—	$—	$90,000

Insurance and other	137,000	113,130	75,929

Total	$137,000	$113,130	$165,929

In October 2003, the Company entered into a twelve-month consulting agreement with a financial advisory services company. The terms of the consulting agreement required $108,000 to be paid in fees over the term of the agreement. The consulting fees were amortized to expense over the term of the agreement, which expired October 31, 2004.

NOTE G—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following as of December 31:

	2005	2004	2003
		Restated	Restated

Equipment	$458,847	$348,298	$66,543
Furniture and fixtures	179,349	162,593	36,550
Software	104,414	88,302	—
Leasehold improvements	170,955	165,756	—
	913,565	764,949	103,093

Less accumulated depreciation and amortization	(365,298)	(120,848)	(42,936)

Total	$548,267	$644,101	$60,157

NOTE H—OTHER ASSETS

Intangible Assets and Deferred Charges

Intangible assets and deferred changes consisted of the following as of December 31:

	2005	2004	2003
		Restated	Restated

Copyrighted software	$1,181,429	$1,181,429	$—
Customer relationships	1,009,000	1,009,000	—
Trademarks	807,872	807,872	—
Developed technology	710,000	710,000	—
Marketing agreements	605,340	605,340	—
Patents and patents pending	283,779	217,994	68,306
Finance fees and other	2,327,042	1,056,201	81,900
	6,924,462	5,587,836	150,206

Less Accumulated Amortization	(2,060,301)	(550,421)	—

Total	$4,864,161	$5,037,415	$150,206

Goodwill

	Mobile Government	Public Safety Group	Total
Initial allocation	$9,636,186	$2,535,445	$12,171,631
Recalculation of deferred rent	(311,537)	—	(311,537)
Working capital purchase price adjustment	341,878	—	341,878
Allocation adjustment	(303,156)	124,797	(178,359)

December 31, 2004	$9,363,371	$2,660,242	$12,023,613

Adjustment to allowance for doubtful accounts	(310,541)	—	(310,541)
Billings in excess of costs and earnings on uncompleted contracts	(410,684)	—	(410,684)
Working capital purchase price adjustment	87,266	—	87,266

December 31, 2005 (Final Price Allocation)	$8,729,412	$2,660,242	$11,389,654

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

The Company also engaged the services of an investment banking firm in connection with the issuance of the Company’s debt securities in 2004 and 2005. The Company issued the firm warrants to purchase the Company’s common stock on three separate occasions. On September 29, 2004, the investment banking firm was issued 620,667 warrants with a fair market value of $534,201. These warrants have an exercise price of $1.55 and are exercisable through September 29, 2009. On June 8, 2005, the Company issued the investment firm 248,615 warrants with a fair market value of $211,310. The warrants have an exercise price of $1.35 and are exercisable through June 8, 2009. Finally, on July 14, 2005 the Company issued the investment firm 23,333 warrants with a fair market value of $22,839. These warrants have an exercise price of $1.35 and are exercisable through July 14, 2009. The fair market value of the warrants is amortized over the life of the associated debt. As of December 31, 2004, the 2004 warrants have a fair market value $474,478 and $59,723 has been charged to non cash interest expense in 2004. As of December 31, 2005, the 2004 and 2005 warrants have a combined fair market value of $442,248 and $266,379 has been charged to non cash interest expense in 2005.

Deposits

Deposits consisted of the following as of December 31:

	2005	2004	2003
		Restated	Restated

Contract performance deposit with Lockheed Martin	$—	$1,000,000	$—
Deposit securing a promissory note with Aether	1,000,000	1,000,000	—
Lease deposit with Aether	750,000	750,000	—
Other	78,560	88,031	—

Total	$1,828,560	$2,838,031	$—

NOTE I—ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31:

	2005	2004	2003
		Restated	Restated

Contract costs not yet invoiced by vendors	$3,654,440	$3,301,442	$—
Compensation	614,934	634,894	149,659
Royalties	294,512	254,055	—
Interest	684,253	227,680	—
Other	272,376	177,913	5,877

Total	$5,520,515	$4,595,984	$155,536

NOTE J - RELATED PARTY

Consulting Arrangement with Thomas J. Colatosti

In connection with his appointment to the Board of Directors in September 2002, the Company entered into a consulting arrangement with Thomas J. Colatosti. Under the arrangement, the Company paid Mr. Colatosti $4,000 per month through December 2003 and issued him options to purchase 150,000 shares of common stock at an exercise price of $0.31 per share, the closing price of the Company's common stock on the date of grant. In December 2003, a committee of independent directors renewed this arrangement through December 31, 2004. The committee also issued options to Mr. Colatosti to purchase 200,000 shares of common stock at an exercise price of $1.32 per share, the closing price of the Company's common stock on the date of grant, for serving as Chairman. Effective November 1, 2004, Mr. Colatosti's monthly consulting fee was increased to $14,500. Mr. Colatosti has substantial experience in the biometric industry and in addition to his role as the Chairman of the Board of Directors of the Company, provides extensive service to the Company in the areas of strategic planning and corporate finance. During the year ended December 31, 2005 and 2004, approximately $102,000 and $69,000 was paid, respectively. Mr. Colatosti agreed to waive his fees for five months in 2005.

In March 2004, Mr. Colatosti entered into a three year consulting arrangement with the Shaar Fund Ltd., a principal creditor of the Company. Under the terms of the arrangement, The Shaar Fund transferred $375,000 principal amount of our secured convertible notes due October 1, 2005 to Mr. Colatosti. On April 28, 2004 the Company issued 3,750 shares of the Company's Series A 7% convertible preferred stock to Mr. Colatosti in conversion of the $375,000 secured convertible note.

NOTE K - DEFERRED REVENUE

The components of Deferred Revenue are as follows as of December 31,

	2005	2004	2003
		Restated	Restated

Current Portion
Maintenance Contracts	$3,004,159	$3,012,205	$—
Fully deferred systems, installation and acceptance revenue	260,124	154,151	10,000
	3,264,283	3,166,356	10,000
Long-Term Portion
Maintenance Contracts on uncompleted Projects	1,091,151	—	—
Maintenance Contracts	72,587	71,203	—
	1,163,738	71,203	—
Total	$4,428,021	$3,237,559	$10,000

Maintenance contracts on uncompleted projects are recognized ratably over the applicable term. The term for these contracts begin upon the completion and acceptance of the long term projects, which can be delayed based on various criteria ranging from customer constraints to project change orders. Because of the uncertainty of the timing of acceptance on these long-term projects this deferred revenue has been classified as a long-term liability.

Fully deferred systems, installation and acceptance revenue relates to projects that have been billed per the contractual terms, however because of undelivered elements or acceptance criteria revenue has not yet been recognized. These amounts are expected to be completed within the next 12 months and are classified as current liabilities.

NOTE L—LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following as of December 31:

	2005	2004	2003
		Restated	Restated
2001
10% secured convertible note	$—	$—	$3,617,920
2002
10% secured convertible note	—	—	1,080,000
7% convertible note	—	—	750,000
2003
7% Secured convertible term notes	—	—	3,852,250
Discount	—	—	(368,146)
FMV of embedded derivatives	—	—	310,603
2004
Convertible term notes	5,992,304	9,964,437	—
Discount	(5,202,465)	(10,122,156)	—
FMV of embedded derivatives	1,183,988	14,084,060	—
2005
Convertible term notes	5,284,723	—	—
Discount	(4,613,507)	—	—
FMV of embedded derivatives	1,623,765	—	—
FMV of warrants	655,416	—	—
Long-term accrued interest payable	—	—	1,131,053
	4,924,224	13,926,341	10,373,680

Less current portion (net of discount)	1,201,207	3,078,037	—

Total	$3,723,017	$10,848,304	$10,373,680

Aggregate maturities of long-term obligations for the years following December 31, 2005 are as follows:

	2006	2007	2008	2009	Total

Senior secured convertible term notes	$1,524,211	$3,048,421	$1,027,367	$—	$5,599,999
Subordinated unsecured convertible term notes	18,750	14,063	$—	5,644,215	5,677,028

Total	$1,542,961	$3,062,484	$1,027,367	$5,644,215	$11,277,027

Senior Convertible Term Notes

2004 Notes

On September 29, 2004, we entered into a Securities Purchase Agreement (the "Senior Purchase Agreement") with Laurus Master Fund, Ltd. ("Laurus") and certain other institutional and accredited investors (together with Laurus, the "Senior Investors"). Under the Senior Purchase Agreement, the Company issued secured convertible term notes (the "Senior Convertible Notes") in the aggregate principal amount of $5,050,000, convertible into common stock of the Company at $1.35 per share, and issued warrants (the "Senior Warrants") to purchase an aggregate of 1,122,222 shares of our common stock at an exercise price of $1.55 per share.

The proceeds from this transaction were used in part to finance the Company's acquisition of Aether Mobile Government (the "Aether Acquisition"). The Company's obligations under the Senior Purchase Agreement, the Senior Convertible Notes and the Senior Warrants are secured by a security interest in all or substantially all of the Company's assets.

Under the terms of the Senior Convertible Notes, we are required to make monthly payments of accrued interest beginning on November 1, 2004. In addition, the Senior Convertible Notes provide for monthly payments of principal in equal monthly increments of $157,813 thereof, plus accrued interest, commencing December 1, 2004. The Company made principal payments of $1,563 in December 2004 and $1,453,831 in 2005, $67,500 was also converted into common stock during 2005. The Senior Convertible Notes bear interest at an initial rate equal to the prime rate plus two percent (2%), subject to a six percent (6%) floor. The interest rate on the Senior Convertible Notes is subject to reduction on a month-by-month basis if specified conditions are met. In particular, if (a) we register the common stock underlying the Senior Convertible Notes and Senior Warrants on a registration statement declared effective by the Securities and Exchange Commission and (b) our common stock is trading at a 25% or greater premium to the note conversion price, then the interest rate will be adjusted downward by 2.0% for each incremental 25% increase over the note conversion price.

Alternatively, if (x) we have not registered such common stock under an effective registration statement, but (y) our common stock is trading at a 25% or greater premium to the note conversion price, and then the interest rate will be adjusted downward by 1.0% for each incremental 25% increase over the note conversion price. The effective interest rate as of December 31, 2004 and 2005 was 7.25%.

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

We have registered with the Securities and Exchange Commission for resale the shares of common stock that are issuable upon conversion of the Senior Convertible Notes and upon exercise of the Senior Warrants. If we fail to comply with our registration obligations, the Senior Investors will be entitled to certain specified remedies, including monetary liquidated damages. In particular, for each 30 days (or such pro rated number of days) that we are out of compliance with our registration obligations, we will be subject to a liquidated damage assessment of 2% of the original principal amount of the Senior Convertible Notes.

Each Senior Investor has agreed, pursuant to the Senior Purchase Agreement, that neither it nor any of its affiliates and investment partners will (and will not cause any other person or entity, directly or indirectly or indirectly, to) engage in “short sales” of our common stock for as long as any Senior Convertible Notes held by it remain outstanding. “Short sales” are contracts for the sale of shares of stock that the seller does not own, or certificates which are not within the seller’s control, so as to be available for delivery at the time when, under applicable rules, delivery must be made.

2005 Notes

On June 8, 2005, we entered into a Securities Purchase Agreement (the “Senior Purchase Agreement”) with Laurus Master Fund Ltd (“Laurus”). Under the Senior Purchase Agreement, the Company issued a Secured Convertible Term Note (the “Senior Convertible Note”) in the aggregate principal amount of $2,000,000, convertible into Common Stock of the Company in certain circumstances at $1.35 per share, and issued a warrant (the “Senior Warrant”) to purchase an aggregate of 444,444 shares of the Common Stock at a per share exercise price of $1.55. The aggregate consideration received by the Company, net of all fees and expenses, for the Senior Convertible Note and the Senior Warrant was approximately $1,841,000. The proceeds from this transaction are to be used for working capital purposes. The Company’s obligations under the Senior Purchase Agreement and the Senior Convertible Notes are secured by a security interest in all or substantially all of the Company’s assets.

Under the terms of the Senior Convertible Note, we are required to make monthly payments of accrued interest only beginning on July 1, 2005. In addition, the Senior Convertible Note provides for monthly payments of principal in equal 1/32 increments thereof, plus accrued interest, commencing October 1, 2005. The Senior Convertible Note bears interest at an initial rate equal to the prime rate plus two percent (2%), subject to a six percent (6%) floor. The interest rate on the Senior Convertible Note is subject to reduction on a month-by-month basis if the following specified conditions are met. If (a) we register the common stock underlying the Senior Convertible Note and Senior Warrant on a registration statement declared effective by the Securities and Exchange Commission and (b) our common stock is trading at a 25% or greater premium to the note conversion price, then the interest rate will be adjusted downward by 2.0% for each incremental 25% increase over the note conversion price. Alternatively, if (x) we have not registered such Common stock under an effective registration statement, but (y) our common stock is trading at a 25% or greater premium to the note conversion price, and then the interest rate will be adjusted downward by 1.0% for each incremental 25% increase over the note conversion price.  In no event shall the interest rate be less than 0%.

For any cash payments we make on the Senior Convertible Note (e.g., any amounts due that are not converted into common stock),we are required to pay an amount equal to 102% of the principal amount due. In addition, we can prepay the note at any time upon payment of an amount equal to110% of the then outstanding principal balance, plus accrued and unpaid interest.

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

The terms of the Senior Convertible Note and Senior Warrant prohibit conversion of the note or exercise of the warrant to the extent that conversion of the note and exercise of the warrant would result in any holder thereof, together with its affiliates, beneficially owning in excess of 4.99% of our outstanding shares of common stock. A holder may waive the 4.99% limitation upon 75 days’ prior written notice to us. Also, this limitation does not preclude the holder from converting or exercising the note or warrant and selling shares underlying the note or warrant in stages overtime where each stage does not cause the holder and its affiliates to beneficially own shares in excess of the limitation amount.

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

We have agreed to register with the Securities and Exchange Commission for resale the shares of common stock that are issuable upon conversion of the Senior Convertible Note and upon exercise of the Senior Warrant. Under the registration rights agreement, we were obligated to file a registration statement with the Securities and Exchange Commission on or before July 8, 2005, and to use reasonable commercial efforts to have the registration statement declared effective not later than September 6, 2005. The resale registration statement was initially filed with the Securities and Exchange Commission on July 8, 2005 for the shares underlying the Senior Convertible Note and Senior Warrant. If we fail to comply with our registration obligations, Laurus will be entitled to certain specified remedies, including monetary liquidated damages. In particular, for each 30 days (or such pro rated number of days) that we are out of compliance with our registration obligations, we will be subject to a liquidated damage assessment of 2% of the original principal amount of the Senior Convertible Note. As of December 31, 2005, this registration statement has not been declared effective, therefore, the Company has approximately $113,000 reserved for payment of liquidating damages. These damages were limited by a portion that had been waived by Laurus during 2005.

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

2004 Notes

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

Under the terms of the Subordinated Convertible Notes, we are required to make monthly payments of accrued interest only beginning on November 1, 2004. In addition, the Subordinated Convertible Notes provide for monthly payments of principal in equal monthly increments of $154,688 thereof, plus accrued interest, commencing February 1, 2005, which payments may be made in shares of common stock at the option of each note holder. The Subordinate Investors converted $135,000 of these notes in 2004 and $1,996,420 in 2005.  They also made principal payments of $454,380 in 2005.  The Subordinated Convertible Notes bear interest at an initial rate equal to the prime rate plus seven and one-half percent (7.5%), subject to an eleven percent (11%) floor.

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

Upon an event of default, the rights and remedies of the Subordinated Investors will be subordinate to those of the Senior Investors pursuant to Subordination and Intercreditor Agreement dated as of September 30, 2004 by and among Laurus, as Collateral Agent, Shaar, as Purchaser Agent, Aether Systems, Inc., PSG and the Company.

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

2005 Notes

We entered into a Securities Purchase Agreement, effective as of May 31, 2005, (the “Subordinated Purchase Agreement”) with existing shareholders of the Company and other accredited investors (collectively, the “Subordinated Investors”). Under the Subordinated Purchase Agreement, the Company issued Convertible Term Notes (the “Subordinated Convertible Notes”) in the aggregate principal amount of $2,794,723,convertible into Common Stock of the Company in certain circumstances at $1.35 per share, and issued warrants (the “Subordinated Warrants”) to purchase an aggregate of 828,066 shares of the Common Stock at a per share exercise price of $1.50. The aggregate consideration received by the Company, net of all fees and expenses, for such Subordinated Convertible Notes and Subordinated Warrants was approximately $2,411,000. The proceeds from this transaction are to be used for working capital purposes. The Subordinated Convertible Notes were issued at a purchase price equal to $900 for each $1,000 of principal amount of the Note.

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

If an event of default occurs under the Subordinated Convertible Notes or the other related investment agreements, the unpaid principal balance on the Subordinated Convertible Notes, plus accrued interest, shall, at the note holder’s option, become immediately due and the Subordinated Investors shall be entitled to payment of additional default interest at the rate of 2.0% per annum on all amounts due under the Subordinated Convertible Notes. Such events of default include the following:

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

We have agreed to register with the Securities and Exchange Commission for resale the shares of common stock that are issuable upon conversion of the Subordinated Convertible Notes and upon exercise of the Subordinated Warrants. Under the registration rights agreement, we were obligated to file a registration statement with the Securities and Exchange Commission on or before July 8, 2005, and to use reasonable commercial efforts to have the registration statement declared effective not later than September 6, 2005. The resale registration statement was initially filed with the Securities and Exchange Commission on July 8, 2005 for the shares underlying the Subordinated Convertible Notes and Subordinated Warrants. If we fail to comply with our registration obligations, the Subordinated Investors will be entitled to certain specified remedies, including monetary liquidated damages. In particular, for each 30 days (or such pro rated number of days) that we are out of compliance with our registration obligations, we will be subject to a liquidated damage assessment of 2% of the original principal amount of the Subordinated Convertible Notes. As of December 31, 2005, this registration statement has not been declared effective, therefore, the Company has approximately $202,000 reserved for payment of liquidating damages.  These damages were limited by a portion that had been waived by one of the Subordinated Investors during 2005.

Each Subordinated Investor has agreed, pursuant to the Subordinated Purchase Agreement, that neither it nor any of its affiliates and investment partners will (and will not cause any other person or entity, directly or indirectly, to) engage in "short sales" of our common stock for as long as any Subordinated Convertible Notes held by it remain outstanding.

2004 and 2005 Senior and Subordinate Notes

The Senior Notes’ features discussed above; such as a variety of conversion options, a variable interest rate feature, events of default and a variable liquidated damages clause are considered embedded derivative financial instruments. These features are described below, as follows:

•                  Principal’s conversion option:  The Notes are convertible at the Holder’s option at any time at the fixed conversion price of $1.35 per share. This conversion feature has been identified as an embedded derivative and has been bifurcated and recorded on the Company's balance sheet at its fair value using the Binomial Option Pricing Model;

•                  Monthly Payments Conversion Option:  Holders have the option to convert the Notes’ monthly payment at a $1.35 per share conversion price if the common stock price is higher than 110% of the conversion price ($1.49), as long as the amount converted is not higher than 25% of trading volume for the last 22 trading days. If the Notes’ monthly payments are not converted, the payments will be paid in cash at 102% of such amount. This conversion feature has been identified as an embedded derivative and has been bifurcated and recorded on the Company's balance sheet at its fair value using binomial models;

•                  Interest Rate Adjustment provision:  For every 25% increase in common stock value above $1.35 per share, the interest will be reduced by 2%. The interest rate may never be reduced below 0%. This conversion feature has been identified as an embedded derivative and has been bifurcated and recorded on the Company's balance sheet at its fair value by measuring the impact of the derivative on the expected interest payment amount over the life of the Note;

The Subordinate Notes includes certain features that are considered embedded derivative financial instruments, such as a variety of conversion options, a variable interest rate feature, events of default and a variable liquidated damages clause. These features are described below, as follows:

•                  Principal’s conversion option:  The Notes are convertible at the Holder’s option at any time at the fixed conversion price of $1.35 per share. This conversion feature has been identified as an embedded derivative and has been bifurcated and recorded on the Company's balance sheet at its fair value;

•                  Monthly Payments Conversion Option:  Holders have the option to convert the Notes’ monthly payment at a $1.35 per share conversion price if the common stock price is higher than 110% of the conversion price ($1.49), as long as the amount converted is not higher than 25% of trading volume for the last 22 trading days. If the Notes’ monthly payments are not converted, the payments will be paid in cash at 102% of such amount. This conversion feature has been identified as an embedded derivative and has been bifurcated and recorded on the Company's balance sheet at its fair value;

In conjunction with the Senior Notes, the Company issued warrants to purchase 1,566,666 shares of common stock. In conjunction with the Subordinate Notes, the Company issued warrants to purchase 2,061,396 shares of common stock. The Company also issued warrants to the Investment Banker to purchase 892,615 shares of common stock in connection with services rendered related to the 2004 and 2005 notes.

As of September 30, 2005, the Company had incorrectly calculated certain interest obligations on certain subordinated notes issued by the Company in September 2004. Accordingly, the Company has corrected the error, and as of December 31, 2005 is current with respect to its obligations under the September 2004 subordinated notes.

The Company entered into an Amendment and Waiver with Laurus, dated as of August 31, 2005, pursuant to which the Company was permitted to defer the payment of the monthly principal amounts due and payable for the months of September, October, November and December 2005 under both (a) the Secured Convertible Term Note in the original principal amount of $5,000,000 issued by the Company to Laurus on September 29, 2004 (the “September 2004 Note”), and (b) the Secured Convertible Term Note in the original principal amount of $2,000,000 issued by the Company to Laurus on June 8, 2005 (the “June 2005 Note”), such aggregate deferred principal amounts being equal to $625,000 and $187,500,respectively.  The deferred principal amount under the September 2004 Note is now due on September 29, 2007, the maturity date of that note, and will be paid at the same time the final payments due with respect to that note upon maturity.  The deferred principal amount under the June 2005 Note is now due on June 7, 2008, the maturity date of that note, and will be paid at the same time the final payments due with respect to that note upon maturity.  The Company will remain obligated to pay all monthly interest amounts under these notes as they are currently due.

Pursuant to this Amendment and Waiver, the Company issued an aggregate of 612,166 shares of its Common Stock as consideration for this principal payment deferral.  The Company entered into a Registration Rights Agreement dated as of August 31, 2005(the “Registration Rights Agreement”) pursuant to which the Company has agreed to file a registration statement with the Securities and Exchange Commission(the “SEC”) covering the resale of these shares of Common Stock on or before August 31, 2006.

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

On July 8, 2005, the Company made a payment of $39,061 to a holder of a senior convertible note issued by the Company on September 29, 2004 to fully pay all principal and interest on the Note. In conjunction with this repayment, the holder surrendered a warrant to purchase 11,111 shares of the Company’s $0.0001 par value common stock.

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

The accounting treatment of the derivatives and warrants requires that the Company record the derivatives and the warrant at their relative fair value as of the inception date of the agreement, and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives and warrants is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives and warrants is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. As of December 31, 2004 and 2005, respectively, the derivatives were valued at $14,084,060 and $2,807,753 for the 2004 and 2005 notes. Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 83% to 118%; and risk free interest rate of 2.89% to 4.4% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using other binomial models and measuring the impact of the derivative on the expected interest payment amount over the life of the Note. The Warrants issued with the 2004 Notes were reclassified from a liability to equity in the fourth quarter of 2004 when the registration of the shares became effective. At the time of the reclassification, the Warrants had a fair market value of $2,847,019. The 2005 Warrants classified as liabilities were valued at $655,416 at December 31, 2005 using the Black Scholes Option Pricing model with the following assumptions: dividend yield of 0%; annual volatility of 110% and risk-free interest rate of 4.4%. Both the derivatives and warrants, with the exception of the reclassified warrants discussed above, were classified as long-term liabilities.

At the time of issuance, the initial relative fair value assigned to the embedded derivatives was $8,895,741 and $4,653,425 for the 2004 and 2005 notes, respectively. The initial relative fair value assigned to the warrants was $1,912,639 and $1,233,153 for the 2004 and 2005 notes, respectively.

Both the derivatives and the warrants were recorded as discounts to the Notes and are being amortized to interest expense over the expected term of the debt, using the effective interest method. At December 31, 2005, the unamortized discount on the Notes was $5,202,465 and $4,613,507 for 2004 and 2005 notes, respectively. The effective interest rate on the Notes for the period ended December 31, 2005 and 2004 ranged between 45% and 180% based on the frequency of principal payments as well as actual payments made. At December 31, 2004, the unamortized discount on the Notes was $10,122,156 for the 2004 and 2005 notes combined.

Other Debt

The key provisions of the Company's long-term notes and debentures issued prior to 2004 are as follows:

•             10% Secured Convertible Note Issued in 2001: During 2001, the Company had unsecured short-term notes from Shaar in the aggregate principal amount of $2,770,000. Shaar converted this amount and associated accrued interest of $257,920 together with additional financing of $1,065,000 into a convertible note in the principal amount of $4,092,920 (the Convertible Note). During 2003, Shaar converted $475,000 of this note along with accrued interest of $98,465 into 764,620 shares of the Company's common stock at the stipulated per share conversion price of $0.75 per share. The note is collateralized by substantially all of the Company's assets. During 2004, Shaar first converted $2,063,938 of this note into shares of the Company's common stock at the stipulated per share conversion price of $0.75 per share. During March 2004, the Company entered into a securities exchange agreement (the Agreement) with Shaar. Pursuant to the Agreement, Shaar converted the remaining $1,553,982 of this note into shares of the Company's Series A convertible preferred stock at the stipulated per share conversion price of $100 per share.

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

•             10% Secured Convertible Notes Issued in 2002: As part of a recapitalization transaction, the Shaar agreed to provide additional financing in incremental monthly installments during the six-month period commencing March 1, 2002, subject to certain conditions. As of December 31, 2002, the Company has received $1,080,000 and issued notes payable to Shaar. The notes are convertible into shares of the Company's common stock at a conversion price of $0.75 per share. The notes are collateralized by substantially all of the Company's assets. Pursuant to the Agreement entered into in March 2004, Shaar converted this note into shares of the Company's Series A convertible preferred stock at the stipulated per share conversion price of $100 per share.

•             7% Convertible Notes Issued in 2002: As part of an August 2002 bridge note agreement with Shaar, Shaar provided a total of $750,000 of additional financing in incremental monthly installments during the four-month period commencing August 2002. The note, as amended, is due October 1, 2005 along with accrued interest at 7% per annum. The bridge notes are convertible at the option of Shaar into shares of the Company's common stock at a conversion price of $0.75 per share or into shares of the Company's series B preferred stock at a conversion price of $100 per share. The note is collateralized by substantially all of the Company's assets. Pursuant to the Agreement entered into in March 2004, Shaar converted this note into shares of the Company's Series A convertible preferred stock at the stipulated per share conversion price of $100 per share.

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

In 2005, it was determined that the Convertible Notes contained an embedded derivative known as a Conversion Price Adjustment Provision which needed to be separated from the host contract and accounted for separately. The derivative is known as the Conversion Price Adjustment Provision and is described as follows:

If, prior to June 30, 2004, the Company completes a private placement of equity securities of the Company for an aggregate sale price of at least $5 million, upon the closing of the transaction, the principal and the accrued interest of the Note, shall, at the option of the holder, either (i) be converted into shares of the current financing securities at a conversion price equal to the price per share at which the current financing securities are issued of (ii) immediately be paid in cash.

The accounting treatment of the derivative requires that the Company record the derivative at their relative fair value as of the inception date of the agreement, and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivative is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives and warrants is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. As of December 31, 2003, the derivative was valued at $310,603 and was recorded as a liability. As of December 31, 2004 and 2005, the derivative was valued at $0 and $0 because the debt had been retired. The derivative was valued as of December 31, 2003 using the Binomial Option Pricing Model with the following assumptions: stock price of $.35 to $1.61; exercise price of $.75; annual volatility of 87% to 141%; and risk free interest rate of 0.96% to 1.51%. The derivative features are being accounted for properly as part of the current year restatement.

On April 28, 2005, The Shaar Fund Ltd. loaned $250,000 to the Company. The loan allowed for interest at 10% per annum and was paid in full in June 2005 in conjunction with the Company’s June financing activities.

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

Primarily all of the Company's interest expense during 2005 and 2004 related to obligations due Shaar. During 2005 and 2004, interest expense to Shaar was approximately $226,000 and $176,000, respectively.

NOTE M—SEGMENT INFORMATION

In the fourth quarter of fiscal year 2005, the Company’s consolidated operations were divided into three segments: Law, Fire and Biometric.  Prior to this segmentation of the business management evaluated the business as one consolidated operation.  For presentation and comparability purposes the allocation of costs between segments for prior periods have been estimated.

The Company evaluates performance and allocates resources based on revenues and operating income (loss). Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment in addition to those allocated as a percentage based on the segments revenues.  The segmentation of operating Income as noted above and detailed below reflects how management now evaluates its business.   Assets for the company are commingled and are related to all operating segments.  Management does not evaluate or identify the operating assets of the segments separately.

Geographically North American sales accounted for approximately 100% of the Company’s total sales for fiscal years 2005, 2004 and 2003.

Summarized financial information concerning our reportable segments is shown in the following table:

	For the Years Ended December 31,
	2005	2004	2003
		Restated	Restated

Revenue:
Law	$10,524,938	$4,482,778	$—
Fire	3,221,086	881,196	—
Biometrics	480,071	356,977	215,481
Consolidated Revenue	14,226,095	5,720,951	215,481
Segment operating income
Law	(3,817,866)	(1,463,095)	—
Fire	(1,555,788)	(590,056)	—
Biometrics	(2,914,528)	(4,384,310)	(3,010,852)
Total Segment Operaing Income	(8,288,182)	(6,437,461)	(3,010,852)
Reconciliation to net loss
Interest expense	(6,548,130)	(1,916,558)	(1,909,788)
Ineterest income	35,958	66,824	—
Non-cash interest income(expense)	15,213,186	(6,003,137)	857,545
Other expense	(54,767)	(55,300)	4,145
Net income (loss)	$358,065	$(14,345,632)	$(4,058,950)

NOTE N—COMMITMENTS AND CONTINGENCIES

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

Minimum rental commitments of non-cancelable operating leases are approximately as follows:

Year ending December 31,

2006	$1,260,000
2007	1,278,000
2008	866,000
2009	23,000

$3,427,000

Rental expense was approximately $753,000, $258,000 and $60,000 during 2005, 2004 and 2003, respectively.

Employment Agreements

The Company has employment agreements with five employees. These agreements allow the continuation of the employee's salary in the event of termination without cause. The agreements also acknowledge the employee's eligibility to participate in the Company's bonus and option plans, the terms of which have not yet been established. Upon completion of one year of service during 2005, one employee is eligible for options for up to 300,000 shares. As of December 31, 2005, 2004 and 2003, the aggregate commitment under these agreements is approximately $275,000, $930,000 and $90,000, respectively.

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

Accrued Royalties

From time to time, the Company licenses or sells products which may include technology obtained from third parties under a royalty agreement. These agreements obligate the company to pay the third party a fixed fee, or in some instances, a percentage of the associated revenue. The fees are generally due and payable only when software has been installed and accepted by the customer. For the years ended December 31, 2005 and 2004, royalty expense was approximately $178,000 and $23,000, respectively.

NOTE O—STOCKHOLDERS' EQUITY

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

Series A 7% Convertible Preferred Stock

On January 1, 2005, BIO-key International, Inc., a Minnesota corporation (“BIO-key Minnesota”), consummated a merger (the “Reincorporation”) with and into its wholly owned subsidiary, BIO-key International, Inc., a Delaware corporation (“BIO-key Delaware”), in order to reincorporate in the State of Delaware.  The Reincorporation was effected pursuant to an Agreement and Plan of Merger dated as of December 30, 2004 (the “Merger Agreement”) by and between BIO-key Minnesota and BIO-key Delaware.  The Reincorporation was recommended was approved by the board of directors of both BIO-key Minnesota and BIO-key Delaware,  Pursuant to the Merger Agreement, at the effective time of the Reincorporation: (i) each outstanding share of Common Stock of BIO-key Minnesota, $0.01 par value per share, was automatically converted into one share of Common Stock, $0.0001 par value per share, of BIO-key Delaware; (ii) each outstanding share of Series C 7% Convertible Preferred Stock of BIO-key Minnesota, $0.01 par value per share, was automatically converted into one share of Series A 7% Convertible Preferred Stock, $0.0001 par value per share, of BIO-key Delaware, with such Series A 7% Convertible Preferred Stock containing substantially identical terms and conditions as the Series C 7% Convertible Preferred Stock of BIO-key Minnesota; (iii) each option to purchase shares of BIO-key Minnesota’s Common Stock granted by BIO-key Minnesota under any warrant, stock option plan or similar plan of BIO-key Minnesota outstanding immediately before the Reincorporation was, by virtue of the Merger Agreement and without any action on the part of the holder thereof, converted into and become an option to purchase, upon the same terms and conditions, the same number of shares of BIO-key Delaware common stock at an exercise price per share equal to the exercise price per share thereunder immediately before the Reincorporation; and (iv) each warrant, option or stock option plan of BIO-key Minnesota was assumed by, and continues to be, a warrant, option or plan of BIO-key Delaware.

The Series A Preferred Stock accrues dividends of 7% payable semi-annually on June 15th, December 15th and on such date that the preferred stockholder elects to convert preferred stock to common stock in additional shares of its common stock. As of December 31, 2005, cumulative dividends in arrears were approximately $545,800.

Series B 9% Convertible Preferred Stock (BIO-key Minnesota)

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

During March 2004, the Investor converted the remaining 4,180 shares of Series B 9% convertible preferred stock and $107,693 of dividends and accrued interest thereon into 5,257 shares of the Company's Series A preferred stock. All of the Company's Series A preferred stock is convertible into shares of the Company's common stock at a conversion price of $.75 per share.

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

Warrants

The Company has issued warrants to certain creditors, investors, investment bankers and consultants. A summary of warrant activity is as follows:

	Outstanding	Price per share	Expiration date	Exercisable at December 31,

Balance, December 31, 2002	5,857,682			5,723,682

Granted to consultants	200,000	$0.49	2006	200,000
Expired	(663,000)	$0.86 - $7.50	—	(529,000)

Balance, December 31, 2003	5,394,682			5,394,682

Sold in connection with private placement	4,444,464	$1.35	2009	4,444,464
Sold in connection with convertible notes	2,222,219	$1.55	2009	2,222,219
Granted to consultants and Investment bankers	1,214,667	$0.97 - $1.35	2009	1,114,667
Exercised	(3,000)	$0.65	—	(3,000)
Repurchased	(567,000)	$0.38 - $1.00	—	(567,000)
Expired or cancelled	(561,932)	$0.45 - $3.00	—	(561,932)

Balance, December 31, 2004	12,144,100			12,044,100

Sold in connection with convertible notes	1,425,843	$0.90 - $1.55	2010	1,425,843
Granted to consultants and Investment bankers	271,948	$1.35	2010	271,948
Exercised	(525,000)	$1.00 - $1.35	—	(525,000)
Expired or cancelled	(128,611)	$0.90 - $1.31	—	(128,611)
Vested during the year	—	$0.97 - $1.35	—	75,000

Balance, December 31, 2005	13,188,280			13,163,280

The estimated fair value of the warrants granted during 2005, 2004 and 2003 was $1,467,302, $2,466,839 and $67,000, respectively. The estimated fair value of the warrants granted to consultants and investment bankers was $234,148 and $534,201 of the $1,467,302 and $2,466,839 for the years 2005 and 2004, respectively. The fair value of warrants is estimated as of the grant date using the Black-Scholes pricing model utilizing the same assumptions described in the Stock-Based Compensation footnote. The estimated fair value of warrants granted for goods and services is being amortized to expense over the terms of the consulting agreements.

NOTE P—STOCK-BASED COMPENSATION

1996 Stock Option Plan

During 1996, the Board of Directors and stockholders of the Company adopted the 1996 Stock Option Plan (the 1996 Plan). Under the 1996 Plan, 750,000 shares of common stock are reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 100% of fair market value for incentive stock options and 50% for all others. The term of stock options granted may not exceed ten years. Options issued under the Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined, all options outstanding vest immediately. The Plan terminates in May 2005.

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

Summary of Option Information

Information summarizing option activity is as follows:

	Number of Options
	1996 Plan	1999 Plan	2004 Plan	Non Plan	Total	Range of exercise price	Weighted average exercise price
Balance, as of December 31, 2002	390,380	1,836,669	—	1,963,000	4,190,049	0.19-6.42	0.77

Granted	130,000	150,000	—	2,460,000	2,740,000	0.2-1.32	0.89
Exercised	—	(193,743)	—	(114,581)	(308,324)	0.20	0.20
Expired or cancelled	(33,000)	(616,257)	—	(1,040,419)	(1,689,676)	0.19-3.00	1.04
Balance, as of December 31, 2003	487,380	1,176,669	—	3,268,000	4,932,049	0.19-6.42	0.79

Granted	—	—	1,960,000	930,000	2,890,000	0.93-1.62	1.14
Exercised	(251,000)	—	—	—	(251,000)	0.38	0.38
Expired or cancelled	(5,000)	—	—	(40,000)	(45,000)	0.50-3.22	0.80
Balance, as of December 31, 2004	231,380	1,176,669	1,960,000	4,158,000	7,526,049	0.19-6.42	0.94

Granted	18,018	—	831,000	700,000	1,549,018	0.38-1.34	0.90
Exercised	(96,668)	(97,000)	—	(60,000)	(253,668)	0.38-0.91	0.77
Expired or cancelled	(2,730)	(17,544)	(738,140)	(1,715,150)	(2,473,564)	0.35-1.62	1.00
Balance, as of December 31, 2005	150,000	1,062,125	2,052,860	3,082,850	6,347,835

Available for future grants, December 31, 2005	—	647,132	1,947,140	—	2,594,272

Additional information regarding outstanding options as of December 31, 2005 is as follows:

Shares under outstanding options				Shares exercisable under outstanding options
Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining life(in years)	Number exercisable	Weighted average exercise price
$0.19	60,000	$0.19	2.65	60,000	$0.19
0.29-.40	837,456	0.33	2.47	822,046	0.33
0.46-.69	1,808,000	0.55	2.99	1,303,332	0.53
0.86-1.05	646,519	0.97	5.47	396,519	0.95
1.10-1.62	2,947,860	1.22	5.90	2,324,520	1.20
6.42	48,000	6.42	2.12	48,000	6.42

The weighted average fair value of options granted to employees and directors during 2005, 2004 and 2003 were $0.85, $0.68, and $0.62 per share, respectively. The fair value of each option grant is estimated as of the date of the grant using the Black-Scholes option-pricing model utilizing the same assumptions presented in the proforma compensation disclosure section below.

Non-Plan options were granted to consultants during 2005 and 2004 totaling 700,000 and 45,000 shares, respectively. Six hundred thousand of the options issued in 2005 vest ratably over a three-year period commencing in November 2005. The remaining 100,000 shares issued in 2005 vest ratably over a two-year period commencing in November 2005. The options issued in 2004 vest annually over a three-year period commencing in July 2005. The estimated fair value of these Non-Plan options granted to consultants in 2005 and 2004 were approximately $443,000 and $27,000 respectively.

In February and March 2006, 1,798,000 Nonqualified Stock Options were granted to eligible employees

NOTE Q—INCOME TAXES

Deferred taxes are due to income tax credits and net operating loss carryforwards and to the temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes.

Significant components of deferred taxes are as follows at December 31:

	2005	2004	2003
		Restated	Restated
Current asset:
Accrued compensation	$37,000	$59,000	$20,000
Accounts receivable allowance	63,000	29,000	—
Non-current asset:	—
Basis differences in fixed assets	14,000	12,000	(11,000)
Basis differences in intangible assets	(145,000)	39,000	—
Accrued interest and other	269,000	89,000	407,000
Income tax credits	856,000	217,000	166,000
Net operating loss carryforwards	16,782,000	11,796,000	9,070,000
Valuation allowances	(17,876,000)	(12,241,000)	(9,652,000)
	$—	$—	$—

As of December 31, 2005 the Company has federal and state net operating loss carryforwards of approximately $47,122,000 and $16,491,000 respectively, subject to expiration between 2011 and 2025.

These net operating loss carryforwards are subject to the limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company.

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

A reconciliation of the effective income tax rate on operations reflected in the Statements of Operations to the US Federal statutory income tax rate is presented below.

	2005	2004	2003
		Restated	Resated
US Federal statutory income tax rate	34.0%	34.0%	34.0%

Federal income tax provision (benefit) at statutory rate	$122,000	$(4,878,000)	$(1,380,000)
Derivative and warrant valuation adjustments	(5,172,000)	2,041,000
Other	(585,000)	248,000	55,000
Change in valuation allowance	5,635,000	2,589,000	1,325,000

Provision (benefit) for income taxes	$—	$—	$—
Effective rate on operations	0.0%	0.0%	0.0%

NOTE R—FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company's derivative financial instruments consist of embedded derivatives related to the $7,050,000 Senior Secured Convertible Term Note and the $8,194,723 Subordinate Unsecured Convertible Term Note ("Notes''). These embedded derivatives include certain conversion features and variable interest features. The Company also issued warrants to purchase shares of the Company’s Common stock as part of the debt financing. The accounting treatment of derivatives and the warrants requires that the Company record the derivatives and the warrants as a liability at their relative fair values as of the inception date of the agreement, and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives or the warrant is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives or warrant is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. As of December 31, 2005, the derivatives and warrants classified as liabilities were valued at $2,807,753 and $655,416 respectively. Conversion related derivatives were valued at each quarter end using the Binomial Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility ranging from 141% to 87%; and risk free interest rate ranging from .96% to 1.51% as well as probability analysis related to subsequent financing. In accordance with EITF 00-19, the derivatives are classified as long-term liabilities due to the possible monetary penalties associated with conversion features embedded within the debt instruments.

The Company also issued warrants to Investment Bankers as part of the debt financing which were initially recorded as a liability. The FMV of these warrants were adjusted on a quarterly basis. The FMV was reclassified to additional paid in capital within the Equity section once the registration of shares underlying the warrants became effective. Once classified in equity, the fair market value remains fixed. At the time they were reclassified and as of December 31, 2005, the warrants classified as equity were valued at $2,847,019.

NOTE S—SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Years ended December 31,
	2005	2004	2003
Cash paid for:
Interest	1,267,713	181,934	—
Noncash Financing Activities:
Conversion of convertible debentures and notes, bridge notes and accrued interest into common stock	890,003	2,547,644	1,573,466

Issuance of Series C preferred stock in exchange for Series B Preferred stock and cumulative dividends in arrears, thereon	—	525,668	—
Issuance of Series C preferred stock in exchange for debt	—	8,702,463	—
Issuance of common stock in exchange for options and warrants	—	99,222	—
Issuance of common stock in conjunction with PSG acquisition	—	3,608,940	—
Issuance of common stock and warrants in exchange for services	—	99,400	—
Trade receivables assumed by prior Shareholders of AMG	—	54,552	—
Offering costs	—	131,211	—
Conversion of short-term notes and penalties into long-term notes	—	—	9,300,170
Issuance of common stock in exchange for Series A, Series B and Series C preferred stock and cumulative dividends in arrears, thereon	121,819	94,383	244,919
Issuance of warrants for reduction in payables	—	—	—
Securities transferred from held-to-maturity to available-for-sale	—	1,000,000	—
Cashless excersize of options and warrants	164,075	—	—
Goodwill allocation adjustment	633,959	—	—
Issuance of warrants in exchange for financing fees	234,150	534,201	—
Issuance of common stock for financing fees related to payment deferral	788,284	—	—
Issuance of warrants in conjunction with convertible debt financing	1,233,153	1,912,639	—
Reclassification of warrants due to activation of registration statement	—	2,847,019	—
Origination of embedded derivaties with debt financing	4,653,425	8,895,741	—
Origination of debt discounts with debt financing	6,540,109	11,749,540	—

NOTE T—PROFIT SHARING PLAN

The Company has established a savings plan under section 401(k) of the Internal Revenue Code. All employees of the Company, after completing one day of service are eligible to enroll in the 401(k) plan. Participating employees may elect to defer a portion of their salary on a pre-tax basis up to the limits as provided by the IRS Code. The Company is not required to match employee contributions but may do so at its discretion. The Company made no contributions during the three years ended December 31, 2005.

NOTE U—EARNINGS PER SHARE “EPS”

The Company’s basic EPS is calculated using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes and preferred stock.

The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows for the following fiscal years ended December 31:

	2005	2004	2003
		Restated	Restated

Numerator:

Net income (loss)	358,065	(14,345,632)	(4,058,950)

Dividends accumulated on cummulative preferred stock	(313,517)	(385,355)	(136,755)
Income available to common shareholders (basic eps)	44,548	(14,730,987)	(4,195,705)

Adjustment for interest expense and debt conversion features	(8,795,834)	—	—
Net earnings, adjusted (diluted eps)	(8,751,286)	(14,730,987)	(4,195,705)

Denominator:
Weighted-average shares used to compute basic EPS	44,787,807	34,806,201	17,543,586
Effect of dilutive securities:
Convertible notes	7,258,496	—	—
Weighted-average shares used to compute diluted EPS	52,046,303	34,806,201	17,543,586

Earnings per share
Basic	$0.00	$(0.42)	$(0.24)
Diluted	$(0.17)	$(0.42)	$(0.24)

The following table summarizes the potential weighted average shares of common stock that were excluded from the diluted per share calculation, because the effect of including these potential shares was anitdilutive.

	Years ended December 31,
	2005	2004	2003

Preferred Stock	5,971,755	5,556,376	1,876,500
Convertible Debt	—	2,926,942	2,185,653
Stock Options	1,456,349	2,205,895	1,164,967
Warrants	188,009	1,034,070	155,533

Potentially dilutive shares	7,616,113	11,723,283	5,382,653

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Years ended December 31,
	2005	2004	2003

Stock options	4,024,544	218,014	1,876,742
Warrants	8,565,442	4,365,829	4,767,932

Total	12,589,986	4,583,843	6,644,674

Had the 2006 Financing taken place prior to the year-ended December 31, 2005, potential common shares would have been increased by 1,428,571 shares. These shares would have been ant-dilutive and would have been excluded from the EPS calculation.

NOTE V—RECLASSIFICATIONS

Certain amounts in the 2004 and 2003 financial statements have been reclassified to conform to the 2005 and 2004 presentation. These reclassifications had no effect on the previously reported net loss or stockholders’ equity (deficit).

NOTE W—EVENTS OCCURRING SUBSEQUENT TO DECEMBER 31, 2005

Effective as of January 23, 2006, BIO-key International, Inc. (the “Company”) entered into an Amendment and Waiver (the “Secured Notes Amendment and Waiver”) with Laurus in connection with the Secured Convertible Notes (the “Secured Notes”) currently held by Laurus.

Under the Secured Notes Amendment and Waiver, the Secured Notes issued by the Company to Laurus on September 29, 2004 in the aggregate principal amount of $5,000,000 (the “September 2004 Note”) and on June 7, 2005 in the aggregate principal amount of $2,000,000 (the “June 2005 Note”) were amended as follows: (i) the maturity date of the September 2004 Note was extended to January 1, 2008, (ii) the maturity date of the June 2005 Note was extended to December 1, 2008, and (iii) the fixed conversion price under each of the Secured Notes was reset from $1.35 to $0.85 per share.  In addition, the exercise price of all warrants to purchase Common Stock of the Company held by Laurus was reset to $1.00 per share.

The Company also issued 150,000 shares (the “Newly Issued Shares”) of the Company’s Common Stock to Laurus in connection with the Secured Notes Amendment and Waiver. The Company granted Laurus registration rights with respect to these shares. In connection with the issuance of the Newly Issued Shares, Laurus agreed to waive the provisions of the Secured Notes regarding any adjustment of the fixed conversion price that would otherwise be triggered as a result of the issuance of the Newly Issued Shares and certain other securities which have a conversion price of $0.70 per share.

Effective as of January 23, 2006, the Company also entered into an Amendment and Waiver (the “Subordinated Notes Amendment and Waiver”) with certain holders (“the “Subordinated Note Holders”) of its Subordinated Convertible Promissory Notes (the “Subordinated Notes”).

Under the Subordinated Notes Amendment and Waiver, the Subordinated Notes issued by the Company on September 29, 2004 in the aggregate principal amount of $5,288,221 (the “September 2004 Notes”) and on May 31, 2005 in the aggregate principal amount of $3,244,723 (the “May 2005 Notes”) were amended as follows: (i) the maturity dates were extended from September 29, 2007 and May 31, 2008, respectively, to January 1, 2009; (ii) the interest rate was fixed at fifteen percent (15%); (iii) all principal amounts are due at the maturity date and shall be paid in shares of Common Stock priced at $0.70 per share if the average closing price of the Common Stock for the thirty (30) trading days immediately preceding the maturity date is greater than $1.10; (iv) interest shall be paid, at the Company’s election, in cash or shares of Common Stock, with the Common Stock priced at the average closing price of the Common Stock for the ten (10) trading days immediately preceding the repayment date; and (v) the currently applicable fixed conversion price was amended to $0.70 per share.  In addition, the exercise price of all warrants to purchase Common Stock held by the Subordinated Note Holders that currently have an exercise price greater than $1.00 per share was reset to $1.00 per share.

The Company also entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), effective as of January 23,2006, with The Shaar Fund, Ltd., Longview Fund, L.P. and Longview Special Finance (collectively, the “Purchasers”).

Under the Securities Purchase Agreement, the Company issued to the Purchasers Convertible Term Notes (the “Convertible Notes”) in the aggregate principal amount of $1,000,000. The Convertible Notes are convertible into shares of the Series B Preferred Stock of the Company, which shares are convertible into shares of the Common Stock of the Company at an initial fixed conversion price of $0.70 per share.

In connection with the Purchasers’ purchase of the Notes, the Company also issued warrants to the Purchasers (the “Warrants”) to purchase up to an aggregate of 500,000 shares of the Company’s Common Stock(subject to adjustment as set forth therein) at a per share exercise price of $1.00 per share.  The proceeds from this transaction will be used for general working capital purposes.

The Company entered into an Amendment No. 1 to Subordinated Secured Promissory Note, dated as of January 23, 2006 (the “Aether Note Amendment”), with Aether Systems, Inc. (“Aether”).  Pursuant to the Aether Note Amendment, the Subordinated Secured

Promissory Note issued by the Company to Aether on September 30,2004 in the aggregate maximum principal amount of $6,884,588 (the “Aether Note”),was amended to increase such aggregate maximum principal amount to $7,884,588.  The Aether Note evidences a contingent reimbursement obligation of the Company to Aether and a surety fee payable by the Company to Aether, in each case with respect to a letter of credit maintained by Aether for the Company’s benefit in connection with the Company’s acquisition of the Mobile Government Division of Aether on September 30, 2004.  The Company’s obligations under the Aether Note remain secured by a security interest granted to Aether in all or substantially all of the Company’s assets subordinate to the security interest of Laurus pursuant to the Secured Notes.

On February 7, 2006, BIO-key International, Inc. (the “Company”)entered into a Compensation Agreement (the “Agreement”) with Thomas J. Colatosti (“Mr. Colatosti”), the current Chairman of the Board of Directors and Co-Chief Executive Officer of the Company. Pursuant to the Agreement, Mr. Colatosti will provide services to the Company and its subsidiaries and affiliates for the year ending December 31, 2006 at a rate of $14,500 per month.

In February 2006, the Company’s shareholders approved amendments to articles of incorporation which increased the number of authorized shares of common stock from 85,000,000 to 170,000,000

On March 28, 2006, the Company entered into a two-year employment agreement with Michael W. DePasquale to serve as the Co-Chief Executive Officer of the Company at an annual base salary of $250,000 subject to adjustment by the Board of Directors as well as $1,000 per month in lieu of participating in the Company’s medical plan. In addition to the Base Salary and Stock Options, a “Discretionary Bonus” may be awarded to Mr. DePasquale on the basis of merit performance on an annual basis in the sole discretion of the Board of Directors. The employment agreement also provides for the grant of options to purchase up to 400,000 shares of Company common stock payable at the discretion of the Board of Directors.

The employment agreement contains standard and customary confidentiality, non-solicitation and “work made for hire” provisions as well as a covenant not to compete which prohibits Mr. DePasquale from doing business with any current or prospective customer of the Company or engaging in a business competitive with that of the Company during the term of his employment and for the one year period thereafter. The Company may terminate the agreement at any time with or without cause. In the event of termination without cause, Mr. DePasquale shall continue to be paid his then current base salary for the greater of six months from the date of such termination or the number of months remaining until the end of the term of the employment agreement.

NOTE X—Results by Quarter (Unaudited)

The first set of tables below presents unaudited quarterly financial information for 2005 and 2004. The amounts presented have been restated from those previously reported on Form 10-Q for the applicable periods and in our 2004 annual report on Form 10-K. The second set of tables below sets forth, for each of the quarters and for each of the interim balance sheet dates presented, the amounts of the restatement adjustments and a reconciliation from previously reported amounts to the restated amounts.

The restatement adjustments are attributable to the same matters that are discussed in depth in Note B, Restatement of Previously Issued Financial Statements, and we refer you to that discussion. The third set of tables below summarizes, for each of the quarters and for each of the interim balance sheet dates presented, the impact of each category of adjustment on previous reported revenue; net loss from continuing operations and earnings per share; and assets, liabilities and stockholders’ equity.

Results by Quarter

(Unaudited)

	Three Months Ended March 31,			Three Months Ended June 30,
	2005	2004	2003	2005	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Revenues
Services	$3,059,854	$27,800	$—	$2,761,887	$103,439	$2,715
License fees and other	879,737	248,871	27,504	923,665	322,895	10,305
	3,939,591	276,671	27,504	3,685,552	426,334	13,020
Costs and other expenses
Services	835,565	—	—	1,034,127	—	715
Cost of license fees and other	327,857	5,778	2,393	205,385	94,889	2,589
Selling, general and administrative	2,846,623	815,703	568,499	3,125,471	1,343,942	468,947
Research, development and engineering	2,075,070	262,761	221,107	1,670,471	351,814	253,770

	6,085,115	1,084,242	791,999	6,035,454	1,790,645	726,021
Operating loss	(2,145,524)	(807,571)	(764,495)	(2,349,902)	(1,364,311)	(713,001)
Other income (deductions)
Interest income	26,062	—	—	2,988	—	—
Interest expense	(1,318,373)	(367,044)	(410,964)	(1,357,964)	(852)	(484,733)
Derivative and warrant fair value adjustments	6,554,565	323,128	(119,247)	2,226,485	—	27,359
Gain on sale of marketable securities	(20,000)	—	—	—	—	—
Other income (expense)	—	2,348	554	(532)	14,175	426
Total other income (deductions)	5,242,254	(41,568)	(529,657)	870,977	13,323	(456,948)
NET INCOME (LOSS)	$3,096,730	$(849,139)	$(1,294,152)	$(1,478,925)	$(1,350,988)	$(1,169,949)

Basic Earnings (Loss) per Share:
Numerator
Net Income (loss)	$3,096,730	$(849,139)	$(1,294,152)	$(1,478,925)	$(1,350,988)	$(1,169,949)

Convertivble preferred stock dividends and accretion	(89,185)	(11,103)	—	(79,701)	(127,765)	—

Net Income (loss) attributable to common shareholders	$3,007,545	$(860,242)	$(1,294,152)	$(1,558,626)	$(1,478,753)	$(1,169,949)

Denominator
Weighted average common shares outstanding	42,662,253	23,845,247	14,286,154	44,663,981	37,693,849	14,886,809

Basic Earnings (Loss) per Share	$0.07	$(0.04)	$(0.09)	$(0.03)	$(0.04)	$(0.08)

Diluted Loss per Share:
Numerator
Net income (loss) attributable to common shareholders	$3,007,545	$(860,242)	$(1,294,152)	$(1,558,626)	$(1,478,753)	$(1,169,949)

Effect of Dilutive Securities: Convertible Debentures	(5,406,505)	—	—	(1,081,619)	—	—

Net loss attributable to common shareholders and assumed conversions	$(2,398,960)	$(860,242)	$(1,294,152)	$(2,640,245)	$(1,478,753)	$(1,169,949)

Denominator
Weighted average shares outstanding	42,662,253	23,845,247	14,286,154	44,663,981	37,693,849	14,886,809

Effect of Dilutive Securities:
Convertible Debentures	6,092,739	—	—	6,094,636	—	—

Diluted weighted average common shares and common equivalents
	48,754,992	23,845,247	14,286,154	50,758,617	37,693,849	14,886,809

Diluted Loss per Share	$(0.05)	$(0.04)	$(0.09)	$(0.05)	$(0.04)	$(0.08)

Results by Quarter (Continued)

(Unaudited)

	Three Months Ended September 30,			Three Months Ended December 31,
	2005	2004	2003	2005	2004	2003
	(Restated)	(Restated)	(Restated)		(Restated)	(Restated)

Revenues
Services	$2,496,883	$10,640	$5,000	$2,543,025	$3,209,527	$2,979
License fees and other	735,588	254,763	141,987	825,456	1,543,016	24,991
	3,232,471	265,403	146,987	3,368,481	4,752,543	27,970
Costs and other expenses
Services	503,843	—	—	532,607	1,174,324	979
Cost of license fees and other	125,633	25,465	2,641	278,616	763,764	79,764
Selling, general and administrative	2,836,875	1,636,260	511,297	3,015,640	3,318,383	551,179
Research, development and engineering	1,799,845	452,545	246,523	1,300,649	1,912,784	315,930
	5,266,196	2,114,270	760,461	5,127,512	7,169,255	947,852
Operating loss	(2,033,725)	(1,848,867)	(613,474)	(1,759,031)	(2,416,712)	(919,882)
Other income (deductions)
Interest income	6,908	—	—	—	66,824	—
Interest expense	(1,710,154)	82,937	(546,195)	(2,161,639)	(1,631,599)	(467,896)
Derivative and warrant fair value adjustments	4,974,842	940,716	71,799	1,457,294	(7,266,981)	877,634
Gain on sale of marketable securities	—	33,125	—	—	(33,125)	—
Other income (expense)	(24,816)	9,855	1,766	(9,420)	(81,678)	1,399
Total other income(deductions)	3,246,780	1,066,633	(472,630)	(713,765)	(8,946,559)	411,137
NET INCOME (LOSS)	$1,213,055	$(782,234)	$(1,086,104)	$(2,472,796)	$(11,363,271)	$(508,745)

Basic Earnings (Loss) per Share:
Numerator
Net income (loss)	$1,213,055	$(782,234)	$(1,086,104)	$(2,472,796)	$(11,363,271)	$(508,745)

Convertivble preferred stock dividends and accretion	(72,632)	(126,801)	—	(71,999)	(119,686)	(136,755)

Net income (loss) attributable to common shareholders	$1,140,423	$(909,035)	$(1,086,104)	$(2,544,795)	$(11,482,957)	$(645,500)

Denominator
Weighted average common shares outstanding	45,476,802	38,624,196	16,389,475	46,306,589	39,270,676	19,117,761

Basic Earnings (Loss) per Share	$0.03	$(0.02)	$(0.07)	$(0.05)	$(0.29)	$(0.03)

Diluted Loss per Share:
Numerator
Net income (loss) attributable to common shareholders	$1,140,423	$(909,035)	$(1,086,104)	$(2,544,795)	$(11,482,957)	$(645,500)

Effect of Dilutive Securities: Convertible Debentures	(2,954,793)	(797,814)	—	—	—	—

Net loss attributable to common shareholders and assumed conversions	$(1,814,370)	$(1,706,849)	$(1,086,104)	$(2,544,795)	$(11,482,957)	$(645,500)

Denominator
Weighted average shares outstanding	45,476,802	38,624,196	16,389,475	46,306,589	39,270,676	19,117,761

Effect of Dilutive Securities: Convertible Debentures	8,384,793	73,751	—	—	—	—

Diluted weighted average common shares and common equivalents
	53,861,595	38,697,947	16,389,475	46,306,589	39,270,676	19,117,761

Diluted Loss per Share	$(0.03)	$(0.04)	$(0.07)	$(0.05)	$(0.29)	$(0.03)

Results by Quarter (Continued)

(Unaudited)

	March 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
ASSETS:
Cash and cash equivalents	$1,370,585	$478,419	$339,838
Receivables
Billed, less allowance for doubtful receivables of $209,102, $4,000 and $0, respectively	2,431,498	461,256	11,195
Unbilled	605,523	—	—
Escrow	—	11,248,803	—
Due from selling stockholders and other	28,793	153,988	—
Costs and earnings in excess of billings on uncompleted contracts	6,040,927	—	—
Inventory	29,599	59,624	—
Prepaid expenses	208,222	34,404	52,366
Total current assets	10,715,147	12,436,494	403,399
Equipment and leasehold improvements, net	658,859	75,866	—
Costs and earnings in excess of billings on uncompleted contracts	657,000	—	—
Deposits	2,258,191	—	—
Intangible assets—less accumulated amortization	4,704,650	—	—
Other	—	4,827,747	123,962
Goodwill	11,331,311	—	—
Total non-current assets	19,610,011	4,903,613	123,962
TOTAL ASSETS	$30,325,158	$17,340,107	$527,361
LIABILITIES:
Current maturities of long-term obligations	$2,566,473	$—	$6,645,832
Note payable	—	400,000	—
Advances from stockholders	—	60,958	—
Accounts payable	1,133,684	540,862	245,687
Billings in excess of costs and earnings on uncompleted contracts	1,404,165	—	—
Accrued liabilities	5,404,872	118,480	732,175
Deferred rent	405,605	—	—
Deferred revenue	3,535,164	119,658	—
Total current liabilities	14,449,963	1,239,958	7,623,694
Long-term obligations, net of discount and current maturities	4,247,968	375,000	1,218,866
Deferred rent	1,205,468	—	—
Deferred revenue	53,317	58,301	—
Total non-current liabilities	5,506,753	433,301	1,218,866
TOTAL LIABILITIES	19,956,716	1,673,259	8,842,560
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock – authorized, 5,000,000 shares of $.0001 par value (liquidation preference of $100 per share)	—	—	—
Series A 7% Convertible; issued and outstanding 51,182 shares of $.0001 par value	5
Series B 9% Convertible; issued and outstanding, 18,430 shares	—	—	184
Series C 7% Convertible; issued and outstanding, 88,532 shares	—	885	—
Common stock - authorized, 85,000,000 shares; issued and outstanding; 44,344,251 shares of $.0001 par value in 2005, 35,889,649 and 14,377,406 shares of $.01 par value in 2004 and 2003, respectively	4,434	358,897	143,774
Additional paid-in capital	49,791,707	44,173,027	16,440,399
Accumulated deficit	(39,427,704)	(28,865,961)	(24,899,556)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	10,368,442	15,666,848	(8,315,199)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$30,325,158	$17,340,107	$527,361

Results by Quarter (Continued)

(Unaudited)

	June 30,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
ASSETS:
Cash and cash equivalents	$1,972,453	$3,837,147	$254,766
Receivables
Billed, less allowance for doubtful receivables of $166,853 and $6,000 and $0, respectively	1,812,413	775,755	7,428
Unbilled	676,682	—	—
Escrow	—	50,000
Due from selling stockholders and other	28,342	154,515	—
Costs and earnings in excess of billings on uncompleted contracts	6,724,902	—	—
Inventory	31,301	36,910	—
Prepaid expenses	476,899	71,697	93,529
Total current assets	11,722,992	4,926,024	355,723
Equipment and leasehold improvements, net	649,468	127,536	—
Marketable debt securities	—	5,887,500	—
Deposits	2,260,065	—	—
Deferred offering costs	—	—	—
Intangible assets—less accumulated amortization	4,856,214	4,593,692	—
Other	—	115,377	130,066
Goodwill	11,139,046	—	—
Total non-current assets	18,904,793	10,724,105	130,066
TOTAL ASSETS	$30,627,785	$15,650,129	$485,789
LIABILITIES:
Current maturities of long-term obligations	$2,232,614	$—	$8,730,708
Advances from stockholders	—	22,944	—
Accounts payable	971,333	574,783	332,384
Billings in excess of costs and earnings on uncompleted contracts	1,152,126	—	—
Accrued liabilities	5,151,042	266,994	907,846
Deferred rent	417,895	—	—
Deferred revenue	3,007,272	226,236	—
Total current liabilities	12,932,282	1,090,957	9,970,938
Long-term obligations, net of discount and current maturities	6,896,228	—	—
Deferred rent	1,096,271	—	—
Deferred revenue	53,317	—	—
Total non-current liabilities	8,045,816	—	—
TOTAL LIABILITIES	20,978,098	1,090,957	9,970,938
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock — authorized, 5,000,000 shares of $.0001 par value (liquidation preference of $100 per share)
Series A 7% Convertible; issued and outstanding 47,557 shares of $.0001 par value	5	—	—
Series B 9% Convertible; issued and outstanding, 14,630 shares of $.01 par value	—	—	146
Series C 7% Convertible; issued and outstanding, 75,682 shares of $.01 par value	—	757	—
Common stock - authorized, 85,000,000 shares; issued and outstanding; 44,952,217 shares of $.0001 par value in 2005, 38,430,820 and 15,861,519 shares of $.01 par value in 2004 and 2003, respectively	4,495	384,308	158,615
Additional paid-in capital	50,582,811	44,408,954	16,480,472
Accumulated deficit	(40,937,624)	(30,234,847)	(26,124,382)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	9,649,687	14,559,172	(9,485,149)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$30,627,785	$15,650,129	$485,789

Results by Quarter (Continued)

(Unaudited)

	September 30,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
ASSETS:
Cash and cash equivalents	$1,497,188	$2,971,569	$58,774
Receivables
Billed, less allowance for doubtful receivables of $134,292, $1,014,161 and $0, respectively	2,980,298	3,156,808	147,378
Unbilled	122,662	—	—
Due from selling stockholders and other	—	164,714	—
Costs and earnings in excess of billings on uncompleted contracts	5,243,350	6,619,726	—
Inventory	3,465	76,985	—
Prepaid expenses	207,718	388,923	118,183
Total current assets	10,054,681	13,378,725	324,335
Equipment and leasehold improvements, net	609,375	578,225	38,573
Marketable debt securities	—	1,000,000	—
Deposits	1,757,037	2,769,691	—
Deferred offering costs	—	—	—
Intangible assets—less accumulated amortization	5,322,028	17,324,815	—
Other		194,665	144,703
Goodwill	11,388,760	—	—
Total non-current assets	19,077,200	21,867,396	183,276
TOTAL ASSETS	$29,131,881	$35,246,121	$507,611
LIABILITIES:
Current maturities of long-term obligations	$1,185,407	$998,520	$9,625,287
Advances from stockholders	—	17,931	38,532
Accounts payable	964,987	1,744,600	219,918
Billings in excess of costs and earnings on uncompleted contracts	61,402	—	—
Accrued liabilities	5,175,101	4,434,162	1,109,126
Deferred rent	430,558	441,732	—
Deferred revenue	4,152,152	4,755,277	10,000
Total current liabilities	11,969,607	12,392,222	11,002,863
Long-term obligations, net of discount and current maturities	3,938,870	6,901,815	—
Deferred rent	983,765	1,636,098	—
Deferred revenue	570,136	59,707	—
Total non-current liabilities	5,492,771	8,597,620	—
TOTAL LIABILITIES	17,462,378	20,989,842	11,002,863
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock – authorized, 5,000,000 shares of $.0001 par value (liquidation preference of $100 per share)
Series A 7% Convertible; issued and outstanding 44,557 shares of $.0001 par value	4	—	—
Series B 9% Convertible; issued and outstanding, 11,930	—	—	119
Series C 7% Convertible; issued and outstanding, 73,682 shares of .01 par value	—	737	—
Common stock - authorized, 85,000,000 shares; issued and outstanding; 46,306,588 shares of $.0001 par value in 2005, 38,962,281 and 17,020,776 shares of $.01 par value in 2004 and 2003, respectively	4,630	389,623	170,208
Additional paid-in capital	51,418,314	44,891,088	16,590,140
Accumulated deficit	(39,753,445)	(31,025,169)	(27,255,719)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	11,669,503	14,256,279	(10,495,252)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$29,131,881	$35,246,121	$507,611

Results by Quarter (Continued)

(Unaudited)

	Three Months Ended March 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)	$3,096,730	$(849,139)	$(1,294,152)
Adjustments to reconcile net loss to cash used in operating activities:
Derivative and warrant fair value adjustments	(6,554,565)	(323,128)	119,247
Depreciation	58,590	6,995	—
Amortization
Discounts on convertible debt related to warrants and beneficial conversion features	1,169,652	—	258,165
Allowance for doubtful receivables	19,790	2,000	—
Gain on sale of marketable debt securities	—	—	—
Write down of deferred oferring costs	—	81,900	—
Non-cash interest	—	230,424	—
Deferred rent	(94,057)	—	—
Options and warrants issued for services and other	—	—	156,000
Loss on sale of investment	20,000	—	—
Change in assets and liabilities:
Accounts receivable trade	(655,593)	(299,077)	56,803
Costs and earnings in excess of billings on uncompleted contracts	92,235	—	—
Inventories	—	6,233	—
Prepaid expenses and other	(18,195)	131,525	(1,469)
Accounts payable	(238,721)	(124,191)	(109,007)
Billings in excess of costs and earnings on uncompleted contracts	1,054,043	—	—
Accrued liabilities	776,864	98,244	159,474
Deferred revenue	350,922	83,280	—
Net cash used in operating activities	(922,305)	(954,934)	(654,939)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of PSG	—	(498,937)	—
Capital expenditures	(73,348)	(17,399)	—
Purchases of marketable debt securities	—	(50,000)	—
Proceeds from sale of marketable debt securities	980,000	—	—
Deposits	502,943	—	—
Proceeds from sale of trademark	50,000	—	—
Other	—	(6,869)	(1,971)
Net cash provided by (used in) investing activities	1,459,595	(573,205)	(1,971)
CASH FLOW FROM FINANCING ACTIVITIES:
Net advance from (to) stockholders	(12,753)	(6,232)	—
Issuance of long-term obligations	—	1,000,000	980,000
Repayment of long term obligations	(738,346)	—	—
Exercise of warrants	528,164	—	—
Net refund of offering costs	100,000	—	—
Net cash provided by (used in) financing activities	(122,935)	993,768	980,000
NET INCREASE (DECREASE) IN CASH	414,355	(534,371)	323,090
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	956,230	1,012,790	16,748
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,370,585	$478,419	$339,838

Results by Quarter (Continued)

(Unaudited)

	Six Months Ended June 30,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$1,617,805	$(2,200,127)	$(2,464,101)
Adjustments to reconcile net loss to cash used in operating activities:
Derivative and warrant fair value adjustments	(8,781,050)	(323,128)	91,888
Depreciation	115,618	17,015	—
Amortization
Intangible assets	—	108,329	—
Discounts on convertible debt related to warrants and beneficial conversion features	2,362,690	230,424	578,534
Allowance for doubtful receivables	36,865	4,000	—
Loss on sale of investment	20,000	—	—
Deferred rent	(190,964)	—	—
Options and warrants issued for services and other	529,968	—	156,000

Change in assets and liabilities:
Accounts receivable trade	(86,981)	(560,293)	60,570
Costs and earnings in excess of billings on uncompleted contracts	65,260	—	—
Inventories	(1,702)	28,947	—
Prepaid expenses and other	(356,571)	155,351	(42,633)
Accounts payable	(411,986)	(90,270)	(22,310)
Billings in excess of costs and earnings on uncompleted contracts	802,004	—	—
Accrued liabilities	659,932	246,758	335,145
Deferred revenue	(133,335)	75,747	—
Net cash used in operating activities	(3,752,447)	(2,307,247)	(1,306,907)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of PSG	—	(498,937)	—
Deposits	501,069	—	—
Capital expenditures	(120,985)	(79,089)	—
Purchases of marketable debt securities	980,000	(5,887,500)	—
Proceeds from sale of trademark	50,000	—	—
Subscription	—	(50,000)	—
Other	(21,353)	(25,739)	(8,075)
Net cash provided by (used in) investing activities	1,388,731	(6,541,265)	(8,075)
CASH FLOW FROM FINANCING ACTIVITIES:
Net advance from (to) stockholders	(12,753)	(44,246)	—
Issuance of convertible bridge notes	250,000	—	—
Repayment of convertible bridge notes	(250,000)	—	—
Issuance of long-term obligations	4,515,249	1,000,000	1,553,000
Repayment of long term obligations	(1,404,568)	(400,000)	—
Financing costs	(347,315)	—	—
Sale of common stock	—	11,248,803	—
Exercise of warrants	538,788	—	—
Repurchase of warrants and other	—	(100,000)	—
Net refund of offering costs	90,538	—	—
Other	—	(31,688)	—
Net cash provided by financing activities	3,379,939	11,672,869	1,553,000
NET INCREASE IN CASH	1,016,223	2,824,357	238,018
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	956,230	1,012,790	16,748
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,972,453	$3,837,147	$254,766

Results by Quarter (Continued)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$2,830,860	$(2,982,361)	$(3,550,205)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Derivative and warrant fair value adjustments	(13,755,892)	(1,263,844)	20,089
Depreciation	179,642	31,617	38,819
Amortization
Intangible assets	1,504,600	216,658	—
Discounts on convertible debt related to warrants and beneficial conversion features	2,461,638	230,424	945,662
Allowance for doubtful receivables	22,440	106,000	—
Gain on sale of marketable debt securities	20,000	(33,125)	—
Deferred rent	(290,807)	—	—
Options and warrants issued for services and other	542,758	24,850	156,000
Change in assets and liabilities:
Accounts receivable trade	(862,889)	(113,351)	(79,380)
Costs and earnings in excess of billings on uncompleted contracts	1,546,812	—	—
Inventories	26,134	35,559	—
Prepaid expenses and other	(221,842)	125,343	8,714
Accounts payable	(418,332)	23,091	(134,776)
Billings in excess of costs and earnings on uncompleted contracts	24,173	—	—
Accrued liabilities	683,989	137,355	536,425
Deferred revenue	1,174,224	70,598	10,000
Net cash used in operating activities	(4,532,492)	(3,391,186)	(2,048,652)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of PSG	—	(498,937)	—
Acquisition of AMG	—	(10,089,560)	—
Proceeds from sale of trademarks	50,000	—	—
Capital expenditures	(144,916)	(163,022)	(77,392)
Purchases of marketable debt securities	—	(5,887,500)	—
Proceeds from sale of marketable debt securities	980,000	4,920,625	—
Deposits	1,004,097	(2,769,140)	—
Other	(56,610)	(126,358)	(22,712)
Net cash provided by (used in) investing activities	1,832,571	(14,613,892)	(100,104)
CASH FLOW FROM FINANCING ACTIVITIES:
Net advance from (to) stockholders	(12,753)	(49,259)	38,532
Issuance of convertible bridge notes	250,000	—	—
Repayment of convertible notes	(250,000)	—	—
Issuance of long-term obligations	4,920,251	9,841,051	2,152,250
Repayment of long term obligations	(1,894,148)	(400,000)	—
Financing costs	(374,614)	(522,000)	—
Net refund of offering costs	100,000	—	—
Exercise of warrants	558,787	1,950	—
Sale of common stock	—	11,248,803	—
Repurchase of warrants and other	—	(125,000)	—
Offering costs	(56,644)	(31,688)	—
Net cash provided by financing activities	3,240,879	19,963,857	2,190,782
NET INCREASE IN CASH	540,958	1,958,779	42,026
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	956,230	1,012,790	16,748
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,497,188	$2,971,569	$58,774

The following tables set forth, for each of the quarters and for each of the interim balance sheet dates presented, the amounts of the restatement adjustments and reconciliation from previously reported amounts to restated amounts.

	Three Months Ended March 31, 2005 (Unaudited)
	As Previously	Effect of	As
	Reported	Restatement	Restated
Revenues
Services	$3,059,854	$—	$3,059,854
License fees and other	840,537	39,200	879,737
	3,900,391	39,200	3,939,591
Costs and other expenses
Cost of services	835,565	—	835,565
Cost of license fees and other	327,857	—	327,857
Selling, general and administrative	2,846,623	—	2,846,623
Research, development and engineering	2,075,070	—	2,075,070
	6,085,115	—	6,085,115
Operating loss	(2,184,724)	39,200	(2,145,524)
Other income (deductions)
Interest income	26,062	—	26,062
Interest expense	(505,055)	(813,318)	(1,318,373)
Derivative and warrant fair value adjustments	—	6,554,565	6,554,565
Gain on sale of marketable securities	(20,000)	—	(20,000)
Total other income (deductions)	(498,993)	5,741,247	5,242,254
NET INCOME (LOSS)	$(2,683,717)	$5,780,447	$3,096,730

Basic Earnings (Loss) per Share:
Numerator
Net income (loss)	$(2,683,717)	$5,780,447	$3,096,730

Convertible preferred stock dividends and accretion	(10,692)	(78,493)	(89,185)

Net income (loss) attributable to common shareholders	$(2,694,409)	$5,701,954	$3,007,545

Denominator
Weighted average common shares outstanding	42,662,253	42,662,253	42,662,253

Basic Earnings (Loss) per Share	$(0.06)	$0.13	$0.07

Diluted Earnings (Loss) per Share:
Numerator
Net income (loss) attributable to common shareholders	$(2,694,409)	$5,701,954	$3,007,545

Effect of Dilutive Securities:
Convertible Debentures	—	(5,406,505)	(5,406,505)

Net income (loss) attributable to common shareholders and assumed conversions	$(2,694,409)	$295,449	$(2,398,960)

Denominator
Weighted average shares outstanding	42,662,253	42,662,253	42,662,253

Effect of Dilutive Securities:
Convertible Debentures	—	6,092,739	6,092,739

Diluted weighted average common shares and common equivalents outstanding	42,662,253	48,754,992	48,754,992

Diluted Earnings (Loss) per Share	$(0.06)	$0.01	$(0.05)

	Three Months Ended June 30, 2005 (Unaudited)
	As Previously	Effect of	As
	Reported	Restatement	Restated
Revenues
Services	$2,761,887	$—	$2,761,887
License fees and other	902,645	21,020	923,665
	3,664,532	21,020	3,685,552
Costs and other expenses
Cost of services	1,034,127	—	1,034,127
Cost of license fees and other	205,385	—	205,385
Selling, general and administrative	3,125,471	—	3,125,471
Research, development and engineering	1,670,471	—	1,670,471
	6,035,454	—	6,035,454
Operating loss	(2,370,922)	21,020	(2,349,902)
Other income (deductions)
Interest income	2,988	—	2,988
Interest expense	(575,760)	(782,204)	(1,357,964)
Derivative and warrant fair value adjustments	—	2,226,485	2,226,485
Other expense	(532)	—	(532)
Total other income (deductions)	(573,304)	1,444,281	870,977
NET LOSS	$(2,944,226)	$1,465,301	$(1,478,925)

Basic Earnings (Loss) per Share:
Numerator
Net income (loss)	$(2,944,226)	$1,465,301	$(1,478,925)

Convertible preferred stock dividends and accretion	(176,600)	96,899	(79,701)

Net income (loss) attributable to common shareholders	$(3,120,826)	$1,562,200	$(1,558,626)

Denominator
Weighted average common shares outstanding	44,663,981	44,663,981	44,663,981

Basic Earnings (Loss) per Share	$(0.07)	$0.03	$(0.03)

Diluted Earnings (Loss) per Share:
Numerator
Net income (loss) attributable to common shareholders	$(3,120,826)	$1,562,200	$(1,558,626)

Effect of Dilutive Securities:
Convertible Debentures	—	(1,081,619)	(1,081,619)

Net income (loss) attributable to common shareholders and assumed conversions	$(3,120,826)	$480,581	$(2,640,245)

Denominator
Weighted average shares outstanding	44,663,981	44,663,981	44,663,981

Effect of Dilutive Securities:
Convertible Debentures	—	6,094,636	6,094,636

Diluted weighted average common shares and common equivalents outstanding	44,683,981	50,758,617	50,758,617

Diluted Earnings (Loss) per Share	$(0.07)	$0.01	$(0.05)

	Three Months Ended September 30, 2005 (Unaudited)
	As Previously	Effect of	As
	Reported	Restatement	Restated
Revenues
Services	$2,496,883	$—	$2,496,883
License fees and other	705,718	29,870	735,588
	3,202,601	29,870	3,232,471
Costs and other expenses
Cost of services	503,843	—	503,843
Cost of license fees and other	125,633	—	125,633
Selling, general and administrative	2,868,875	(32,000)	2,836,875
Research, development and engineering	1,799,845	—	1,799,845
	5,298,196	(32,000)	5,266,196
Operating loss	(2,095,595)	61,870	(2,033,725)
Other income (deductions)
Interest income	6,908	—	6,908
Interest expense	(844,038)	(866,116)	(1,710,154)
Derivative and warrant fair value adjustments	—	4,974,842	4,974,842
Other expense	(24,816)	—	(24,816)
Total other income (deductions)	(861,946)	4,108,726	3,246,780
NET INCOME (LOSS)	$(2,957,541)	$4,170,596	$1,213,055

Basic Earnings (Loss) per Share:
Numerator
Net income (loss)	$(2,957,541)	$4,170,596	$1,213,055

Convertible preferred stock dividends and accretion	(1,500)	(71,132)	(72,632)

Net income (loss) attributable to common shareholders	$(2,959,041)	$4,099,464	$1,140,423

Denominator
Weighted average common shares outstanding	45,476,802	45,476,802	45,476,802

Basic Earnings (Loss) per Share	$(0.07)	$0.09	$0.03

Diluted Earnings (Loss) per Share:
Numerator
Net income (loss) attributable to common shareholders	$(2,959,041)	$4,099,464	$1,140,423

Effect of Dilutive Securities:
Convertible Debentures	—	(2,954,793)	(2,954,793)

Net income (loss) attributable to common shareholders and assumed conversions	$(2,959,041)	$1,144,671	$(1,814,370)

Denominator
Weighted average shares outstanding	45,476,802	45,476,802	45,476,802

Effect of Dilutive Securities:
Convertible Debentures	—	8,384,793	8,384,793

Diluted weighted average common shares and common equivalents outstanding	45,476,802	53,861,595	53,861,595

Diluted Earnings (Loss) per Share	$(0.07)	$0.02	$(0.03)

	Three Months Ended March 31, 2004 (Unaudited)
	As Previously	Effect of	As
	Reported	Restatement	Restated
Revenues
Services	$27,800	$—	$27,800
License fees and other	284,086	(35,215)	248,871
	311,886	(35,215)	276,671
Costs and other expenses
Cost of services	—	—	—
Cost of license fees and other	5,778	—	5,778
Selling, general and administrative	820,953	(5,250)	815,703
Research, development and engineering	262,761	—	262,761
	1,089,492	(5,250)	1,084,242
Operating loss	(777,606)	(29,965)	(807,571)
Other income (deductions)
Interest expense	(136,620)	(230,424)	(367,044)
Derivative and warrant fair value adjustments		323,128	323,128
Other income	2,348	—	2,348
Total other income (deductions)	(134,272)	92,704	(41,568)
NET LOSS	$(911,878)	$62,739	$(849,139)

Basic Earnings per Share:
Numerator
Net income (loss)	$(911,878)	$62,739	$(849,139)

Convertible preferred stock dividends and accretion	(13,348)	2,245	(11,103)

Net income (loss) attributable to common shareholders	$(925,226)	$64,984	$(860,242)

Denominator
Weighted average common shares outstanding	23,845,247	23,845,247	23,845,247

Basic Earnings (Loss) per Share	$(0.04)	$0.00	$(0.04)

Diluted Earnings per Share:
Numerator
Net income (loss) attributable to common shareholders	$(925,226)	$64,984	$(860,242)

Effect of Dilutive Securities:
Convertible Debentures	—	—	—

Net income (loss) attributable to common shareholders and assumed conversions	$(925,226)	$64,984	$(860,242)

Denominator
Weighted average shares outstanding	23,845,247	23,845,247	23,845,247

Effect of Dilutive Securities:
Convertible Debentures	—	—	—

Diluted weighted average common shares and common equivalents outstanding	23,845,247	23,845,247	23,845,247

Diluted Earnings (Loss) per Share	$(0.04)	$0.00	$(0.04)

	Three Months Ended June 30, 2004 (Unaudited)
	As Previously	Effect of	As
	Reported	Restatement	Restated
Revenues
Services	$103,439	$—	$103,439
License fees and other	415,675	(92,780)	322,895
	519,114	(92,780)	426,334
Costs and other expenses
Cost of services	—	—	—
Cost of license fees and other	94,889	—	94,889
Selling, general and administrative	1,346,442	(2,500)	1,343,942
Research, development and engineering	351,814	—	351,814
	1,793,145	(2,500)	1,790,645
Operating loss	(1,274,031)	(90,280)	(1,364,311)
Other income (deductions)
Interest expense	(852)	—	(852)
Other income	14,175	—	14,175
Total other income (deductions)	13,323	—	13,323
NET LOSS	$(1,260,708)	$(90,280)	$(1,350,988)

Basic Loss per Share:
Numerator
Net loss	$(1,260,708)	$(90,280)	$(1,350,988)

Convertible preferred stock dividends and accretion	(153,150)	25,385	(127,765)

Net loss attributable to common shareholders	$(1,413,858)	$(64,895)	$(1,478,753)

Denominator
Weighted average common shares outstanding	37,693,849	37,693,849	37,693,849

Basic Loss per Share	$(0.04)	$(0.00)	$(0.04)

Diluted Loss per Share:
Numerator
Net loss attributable to common shareholders	$(1,413,858)	$(64,895)	$(1,478,753)

Effect of Dilutive Securities:
Convertible Debentures	—	—	—

Net loss attributable to common shareholders and assumed conversions	$(1,413,858)	$(64,895)	$(1,478,753)

Denominator
Weighted average shares outstanding	37,693,849	37,693,849	37,693,849

Effect of Dilutive Securities:
Convertible Debentures	—	—	—

Diluted weighted average common shares and common equivalents outstanding	37,693,849	37,693,849	37,693,849

Diluted Loss per Share	$(0.04)	$(0.00)	$(0.04)

	Three Months Ended September 30, 2004 (Unaudited)
	As Previously	Effect of	As
	Reported	Restatement	Restated
Revenues
Services	$10,640	$—	$10,640
License fees and other	298,178	(43,415)	254,763
	308,818	(43,415)	265,403
Costs and other expenses
Cost of services	—	—	—
Cost of license fees and other	25,465	—	25,465
Selling, general and administrative	1,733,260	(97,000)	1,636,260
Research, development and engineering	452,545	—	452,545
	2,211,270	(97,000)	2,114,270
Operating loss	(1,902,452)	53,585	(1,848,867)
Other income (deductions)
Interest expense	(692)	83,629	82,937
Derivative and warrant fair value adjustments	—	940,716	940,716
Loss on sale of marketable securities	33,125	—	33,125
Other income	9,855	—	9,855
Total other income (deductions)	42,288	1,024,345	1,066,633
NET LOSS	$(1,860,164)	$1,077,930	$(782,234)

Basic Earnings (Loss) per Share:
Numerator
Net income (loss)	$(1,860,164)	$1,077,930	$(782,234)

Convertible preferred stock dividends and accretion	(4,044)	(122,757)	(126,801)

Net income (loss) attributable to common shareholders	$(1,864,208)	$955,173	$(909,035)

Denominator
Weighted average common shares outstanding	38,624,196	38,624,196	38,624,196

Basic Earnings (Loss) per Share	$(0.05)	$0.02	$(0.02)

Diluted Earnings (Loss) per Share:
Numerator
Net income (loss) attributable to common shareholders	$(1,864,208)	$955,173	$(909,035)

Effect of Dilutive Securities:
Convertible Debentures	—	(797,814)	(797,814)

Net income (loss) attributable to common shareholders and assumed conversions	$(1,864,208)	$157,359	$(1,706,849)

Denominator
Weighted average shares outstanding	38,624,196	38,624,196	38,624,196

Effect of Dilutive Securities:
Convertible Debentures	—	73,751	73,751

Diluted weighted average common shares and common equivalents outstanding	38,624,196	38,697,947	38,697,947

Diluted Earnings (Loss) per Share	$(0.05)	$0.00	$(0.04)

	Three Months Ended December 30, 2004 (Unaudited)
	As Previously	Effect of	As
	Reported	Restatement	Restated
Revenues
Services	$3,209,527	$—	$3,209,527
License fees and other	1,208,886	334,130	1,543,016
	4,418,413	334,130	4,752,543
Costs and other expenses
Cost of services	1,174,324	—	1,174,324
Cost of license fees and other	763,764	—	763,764
Selling, general and administrative	3,195,433	122,950	3,318,383
Research, development and engineering	1,912,784	—	1,912,784
	7,046,305	122,950	7,169,255
Operating loss	(2,627,892)	211,180	(2,416,712)
Other income (deductions)
Interest income	66,824	—	66,824
Interest expense	(528,844)	(1,102,755)	(1,631,599)
Derivative and warrant fair value adjustments	—	(7,266,981)	(7,266,981)
Gain on sale of marketable securities	(33,125)	—	(33,125)
Other expense	(81,678)	—	(81,678)
Total other income (deductions)	(576,823)	(8,369,736)	(8,946,559)
NET LOSS	$(3,204,715)	$(8,158,556)	$(11,363,271)

Basic Loss per Share:
Numerator
Net loss	$(3,204,715)	$(8,158,556)	$(11,363,271)

Convertible preferred stock dividends and accretion	(243,698)	124,012	(119,686)

Net loss attributable to common shareholders	$(3,448,413)	$(8,034,544)	$(11,482,957)

Denominator
Weighted average common shares outstanding	39,270,676	39,270,676	39,270,676

Basic Loss Per Share	$(0.09)	$(0.20)	$(0.29)

Diluted Loss per Share:
Numerator
Net loss attributable to common shareholders	$(3,448,413)	$(8,034,544)	$(11,482,957)

Effect of Dilutive Securities:
Convertible Debentures	—	—	—

Net loss attributable to common shareholders and assumed conversions	$(3,448,413)	$(8,034,544)	$(11,482,957)

Denominator
Weighted average shares outstanding	39,270,676	39,270,676	39,270,676

Effect of Dilutive Securities:
Convertible Debentures	—	—	—

Diluted weighted average common shares and common equivalents outstanding	39,270,676	39,270,676	39,270,676

Diluted Loss per Share	$(0.09)	$(0.20)	$(0.29)

	Three Months Ended March 31, 2003 (Unaudited)
	As Previously	Effect of	As
	Reported	Restatement	Restated
Revenues
License fees and other	$27,504	$—	$27,504
	27,504	—	27,504
Costs and other expenses
Cost of license fees and other	2,393	—	2,393
Selling, general and administrative	568,499	—	568,499
Research, development and engineering	221,107	—	221,107
	791,999	—	791,999
Operating loss	(764,495)	—	(764,495)
Other income (deductions)
Interest expense	(291,345)	(119,619)	(410,964)
Derivative and warrant fair value adjustments		(119,247)	(119,247)
Other expense	554	—	554
Total other income (deductions)	(290,791)	(238,866)	(529,657)
NET LOSS	$(1,055,286)	$(238,866)	$(1,294,152)

Basic Loss per Share:
Numerator
Net loss	$(1,055,286)	$(238,866)	$(1,294,152)

Convertible preferred stock dividends and accretion	—	—	—

Net loss attributable to common shareholders	$(1,055,286)	$(238,866)	$(1,294,152)

Denominator
Weighted average common shares outstanding	14,256,154	14,256,154	14,256,154

Basic Loss per Share	$(0.07)	$(0.02)	$(0.09)

Diluted Loss per Share:
Numerator
Net loss attributable to common shareholders	$(1,055,286)	$(238,866)	$(1,294,152)

Effect of Dilutive Securities:
Convertible Debentures	—	—	—

Net loss attributable to common shareholders and assumed conversions	$(1,055,286)	$(238,866)	$(1,294,152)

Denominator
Weighted average shares outstanding	14,256,154	14,256,154	14,256,154

Effect of Dilutive Securities:
Convertible Debentures	—	—	—

Diluted weighted average common shares and common equivalents outstanding	14,256,154	14,256,154	14,256,154

Diluted Loss per Share	$(0.07)	$(0.02)	$(0.09)

	Three Months Ended June 30, 2003 (Unaudited)
	As Previously	Effect of	As
	Reported	Restatement	Restated
Revenues
Services	$2,715	$—	$2,715
License fees and other	10,305	—	10,305
	13,020	—	13,020
Costs and other expenses
Cost of services	715	—	715
Cost of license fees and other	2,589	—	2,589
Selling, general and administrative	468,947	—	468,947
Research, development and engineering	253,770	—	253,770
	726,021	—	726,021
Operating loss	(713,001)	—	(713,001)
Other income (deductions)
Interest income	—	—	—
Interest expense	(302,910)	(181,823)	(484,733)
Derivative and warrant fair value adjustments	—	27,359	27,359
Gain on sale of marketable securities	—	—	—
Other income	426	—	426
Total other income (deductions)	(302,484)	(154,464)	(456,948)
NET LOSS	$(1,015,485)	$(154,464)	$(1,169,949)

Basic Loss per Share:
Numerator
Net loss	$(1,015,485)	$(154,464)	$(1,169,949)

Convertible preferred stock dividends and accretion	—	—	—

Net loss attributable to common shareholders	$(1,015,485)	$(154,464)	$(1,169,949)

Denominator
Weighted average common shares outstanding	14,886,809	14,886,809	14,886,809

Basic Loss per Share	$(0.07)	$(0.01)	$(0.08)

Diluted Loss per Share:
Numerator
Net loss attributable to common shareholders	$(1,015,485)	$(154,464)	$(1,169,949)

Effect of Dilutive Securities:
Convertible Debentures	—	—	—

Net loss attributable to common shareholders and assumed conversions	$(1,015,485)	$(154,464)	$(1,169,949)

Denominator
Weighted average shares outstanding	14,886,809	14,886,809	14,886,809

Effect of Dilutive Securities:
Convertible Debentures	—	—	—

Diluted weighted average common shares and common equivalents outstanding	14,886,809	14,886,809	14,886,809

Diluted Loss per Share	$(0.07)	$(0.01)	$(0.08)

	Three Months Ended September 30, 2003 (Unaudited)
	As Previously	Effect of	As
	Reported	Restatement	Restated
Revenues
Services	$5,000	$—	$5,000
License fees and other	141,987	—	141,987
	146,987	—	146,987
Costs and other expenses
Cost of license fees and other	2,641	—	2,641
Selling, general and administrative	511,297	—	511,297
Research, development and engineering	246,523	—	246,523
	760,461	—	760,461
Operating loss	(613,474)	—	(613,474)
Other income (deductions)
Interest expense	(317,609)	(228,586)	(546,195)
Derivative and warrant fair value adjustment	—	71,799	71,799
Other income	1,766	—	1,766
Total other income (deductions)	(315,843)	(156,787)	(472,630)
NET LOSS	$(929,317)	$(156,787)	$(1,086,104)

Basic Loss per Share:
Numerator
Net loss	$(929,317)	$(156,787)	$(1,086,104)

Convertible preferred stock dividends and accretion	—	—	—

Net loss attributable to common shareholders	$(929,317)	$(156,787)	$(1,086,104)

Denominator
Weighted average common shares outstanding	16,389,475	16,389,475	16,389,475

Basic Loss per Share	$(0.06)	$(0.01)	$(0.07)

Diluted Loss per Share:
Numerator
Net loss attributable to common shareholders	$(929,317)	$(156,787)	$(1,086,104)

Effect of Dilutive Securities:
Convertible Debentures	—	—	—

Net loss attributable to common shareholders and assumed conversions	$(929,317)	$(156,787)	$(1,086,104)

Denominator
Weighted average shares outstanding	16,389,475	16,389,475	16,389,475

Effect of Dilutive Securities:
Convertible Debentures	—	—	—

Diluted weighted average common shares and common equivalents outstanding	16,389,475	16,389,475	16,389,475

Diluted Loss per Share	$(0.06)	$(0.01)	$(0.07)

	Three Months Ended December 31, 2003 (Unaudited)
	As Previously	Effect of	As
	Reported	Restatement	Restated
Revenues
Services	$2,979	$—	$2,979
License fees and other	333,611	(308,620)	24,991
	336,590	(308,620)	27,970
Costs and other expenses
Cost of services	979	—	979
Cost of license fees and other	79,764	—	79,764
Selling, general and administrative	569,379	(18,200)	551,179
Research, development and engineering	315,930	—	315,930
	966,052	(18,200)	947,852
Operating loss	(629,462)	(290,420)	(919,882)
Other income (deductions)
Interest expense	(197,922)	(269,974)	(467,896)
Derivative and warrant fair value adjustments	—	877,634	877,634
Other income	1,399	—	1,399
Total other income (deductions)	(196,523)	607,660	411,137
NET LOSS	$(825,985)	$317,240	$(508,745)

Basic Earnings (Loss) per Share:
Numerator
Net income (loss)	$(825,985)	$317,240	$(508,745)

Convertible preferred stock dividends and accretion	(136,755)	—	(136,755)

Net income (loss) attributable to common shareholders	$(962,740)	$317,240	$(645,500)

Denominator
Weighted average common shares outstanding	19,117,761	19,117,761	19,117,761

Basic Earnings (Loss) per Share	$(0.05)	$0.02	$(0.03)

Diluted Earnings (Loss) per Share:
Numerator
Net income (loss) attributable to common shareholders	$(962,740)	$317,240	$(645,500)

Effect of Dilutive Securities:
Convertible Debentures	—	—	—

Net income (loss) attributable to common shareholders and assumed conversions	$(962,740)	$317,240	$(645,500)

Denominator
Weighted average shares outstanding	19,117,761	19,117,761	19,117,761

Effect of Dilutive Securities:
Convertible Debentures	—	—	—

Diluted weighted average common shares and common equivalents outstanding	19,117,761	19,117,761	19,117,761

Diluted Earnings (Loss) per Share	$(0.05)	$0.02	$(0.03)

	As of March 31, 2005 (Unaudited)
	As Previously	Effect of	As
	Reported	Restatement	Restated
ASSETS:
Cash and cash equivalents	$1,370,585	$—	$1,370,585
Receivables
Billed, less allowance for doubtful receivables of $209,102	2,482,388	(50,890)	2,431,498
Unbilled	605,523	—	605,523
Due from selling stockholders and other	60,793	(32,000)	28,793
Costs and earnings in excess of billings on uncompleted contracts	6,040,927	—	6,040,927
Inventory	29,599	—	29,599
Prepaid expenses	208,222	—	208,222
Total current assets	10,798,037	(82,890)	10,715,147
Equipment and leasehold improvements, net	658,859	—	658,859
Costs and earnings in excess of billings on uncompleted contracts	657,000	—	657,000
Deposits	2,258,191	—	2,258,191
Intangible assets—less accumulated amortization	3,954,286	750,364	4,704,650
Goodwill	11,374,946	(43,635)	11,331,311
Total non-current assets	18,903,282	706,729	19,610,011
TOTAL ASSETS	$29,701,319	$623,839	$30,325,158
LIABILITIES:
Current maturities of long-term obligations	$3,254,511	$(688,038)	$2,566,473
Accounts payable	1,109,874	23,810	1,133,684
Billings in excess of costs and earnings on uncompleted contracts	1,404,165	—	1,404,165
Accrued liabilities	5,448,507	(43,635)	5,404,872
Deferred rent	405,605	—	405,605
Deferred revenue	3,535,164	—	3,535,164
Total current liabilities	15,157,826	(707,863)	14,449,963
Long-term obligations, net of discount and current maturities	2,696,322	1,551,646	4,247,968
Deferred rent	1,205,468	—	1,205,468
Deferred revenue	53,317	—	53,317
Total non-current liabilities	3,955,107	1,551,646	5,506,753
TOTAL LIABILITIES	19,112,933	843,783	19,956,716
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock-authorized, 5,000,000 shares of $.0001 (liquidation preference of $100 per share)
Series A7% Convertible; issued and outstanding, 51,182 shares	5	—	5
Common stock - authorized, 85,000,000 shares issued and outstanding 44,344,251 shares of $.0001 par value	4,434	—	4,434
Additional paid-in capital	48,451,055	1,340,652	49,791,707
Accumulated deficit	(37,867,108)	(1,560,596)	(39,427,704)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	10,588,386	(219,944)	10,368,442
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$29,701,319	$623,839	$30,325,158

	As of June 30, 2005 (Unaudited)
	As Previously	Effect of	As
	Reported	Restatement	Restated
ASSETS:
Cash and cash equivalents	$1,972,453	$—	$1,972,453
Receivables
Billed, less allowance for doubtful receivables of $166,853	1,842,283	(29,870)	1,812,413
Unbilled	676,682	—	676,682
Due from selling stockholders and other	60,342	(32,000)	28,342
Costs and earnings in excess of billings on uncompleted contracts	6,724,902	—	6,724,902
Inventory	31,301	—	31,301
Prepaid expenses	476,899	—	476,899
Total current assets	11,784,862	(61,870)	11,722,992
Equipment and leasehold improvements, net	649,468	—	649,468
Deposits	2,260,065	—	2,260,065
Intangible assets—less accumulated amortization	4,090,313	765,901	4,856,214
Goodwill	11,182,681	(43,635)	11,139,046
Total non-current assets	18,182,527	722,266	18,904,793
TOTAL ASSETS	$29,967,389	$660,396	$30,627,785
LIABILITIES:
Current maturities of long-term obligations	$3,327,417	$(1,094,803)	$2,232,614
Accounts payable	947,523	23,810	971,333
Billings in excess of costs and earnings on uncompleted contracts	1,152,126	—	1,152,126
Accrued liabilities	5,151,042	(43,635)	5,107,406
Deferred rent	417,895	—	417,895
Deferred revenue	3,050,907	—	3,050,907
Total current liabilities	14,046,910	(1,114,628)	12,932,281
Long-term obligations, net of discount and current maturities	5,347,335	1,548,893	6,896,228
Deferred rent	1,096,271	—	1,096,271
Deferred revenue	53,317	—	53,317
Total non-current liabilities	6,496,923	1,548,893	8,045,816
TOTAL LIABILITIES	20,543,833	434,265	20,978,097
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock-authorized, 5,000,000 shares of $.0001 (liquidation preference of $100 per share)
Series A 7% Convertible; issued and outstanding, 47,557 shares	5	—	5
Common stock - authorized, 85,000,000 shares, issued and outstanding 44,952,217 shares of .0001 par value	4,495	—	4,495
Additional paid-in capital	50,261,385	321,426	50,582,811
Accumulated deficit	(40,842,329)	(95,294)	(40,937,623)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	9,423,556	226,132	9,649,688
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$29,967,389	$660,396	$30,627,785

	As of September 30, 2005 (Unaudited)
	As Previously	Effect of	As
	Reported	Restatement	Restated
ASSETS:
Cash and cash equivalents	$1,497,188	$—	$1,497,188
Marketable debt securities	—	—	—
Receivables
Billed, less allowance for doubtful receivables of $134,292	2,980,298	—	2,980,298
Unbilled	122,662	—	122,662
Costs and earnings in excess of billings on uncompleted contracts	5,243,350	—	5,243,350
Inventory	3,465	—	3,465
Prepaid expenses	207,718	—	207,718
Total current assets	10,054,681	—	10,054,681
Equipment and leasehold improvements, net	609,375	—	609,375
Deposits	1,757,037	—	1,757,037
Intangible assets—less accumulated amortization	4,752,050	569,978	5,322,028
Goodwill	11,120,395	268,365	11,388,760
Total non-current assets	18,238,857	838,343	19,077,200
TOTAL ASSETS	$28,293,538	$838,343	$29,131,881
LIABILITIES:
Current maturities of long-term obligations	$2,236,901	$(1,051,494)	$1,185,407
Accounts payable	941,177	23,810	964,987
Billings in excess of costs and earnings on uncompleted contracts	61,402	—	61,402
Accrued liabilities	5,175,101	—	5,175,101
Deferred rent	430,558	—	430,558
Deferred revenue	3,883,787	268,365	4,152,152
Total current liabilities	12,728,926	(759,319)	11,969,607
Long-term obligations, net of discount and current maturities	6,561,868	(2,622,998)	3,938,870
Deferred rent	983,765	—	983,765
Deferred revenue	570,136		570,136
Total non-current liabilities	8,115,769	(2,622,998)	5,492,771
TOTAL LIABILITIES	20,844,695	(3,382,317)	17,462,378
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock-authorized, 5,000,000 shares of $.0001 (liquidation preference of $100 per share)
Series A 7% Convertible; issued and outstanding, 44,557 shares	4	—	4

Common stock - authorized, 85,000,000 shares, issued and outstanding 46,306,588 shares of .0001 par value	4,630	—	4,630
Additional paid-in capital	51,560,705	(142,391)	51,418,314
Accumulated deficit	(44,116,496)	4,363,051	(39,753,445)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	7,448,843	4,220,660	11,669,503
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$28,293,538	$838,343	$29,131,881

	As of March 31, 2004 (Unaudited)
	As Previously Reported	Effect of Restatement	As Restated
ASSETS:
Cash and cash equivalents	$478,419	$—	$478,419
Receivables	860,901	(399,645)	461,256
Billed, less allowance for doubtful receivables of $4,000
Escrow	11,248,803	—	11,248,803
Due from selling stockholders and other	153,988	—	153,988
Inventory	59,624	—	59,624
Prepaid expenses	34,404	—	34,404
Total current assets	12,836,139	(399,645)	12,436,494
Equipment and leasehold improvements, net	75,866	—	75,866
Other	4,827,747	—	4,827,747
Total non-current assets	4,903,613	—	4,903,613
TOTAL ASSETS	$17,739,752	$(399,645)	$17,340,107
LIABILITIES:
Note Payable	$400,000	$—	$400,000
Advances from stockholders	60,958	—	60,958
Accounts payable	540,862	—	540,862
Accrued liabilities	141,930	(23,450)	118,480
Deferred revenue	175,467	(55,810)	119,657
Total current liabilities	1,319,217	(79,260)	1,239,957
Long-term obligations, net of discount and current maturities	375,000	—	375,000
Deferred revenue	58,301	—	58,301
Total non-current liabilities	433,301	—	433,301
TOTAL LIABILITIES	1,752,518	(79,260)	1,673,258
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock-authorized, 5,000,000 shares of $.01 (liquidation preference of $100 per share)
Series C 7% Convertible; issued and outstanding, 88,532 shares	885	—	885
Common stock - authorized, 85,000,000 shares, issued and outstanding 35,889,649 shares of .01 par value	358,897	—	358,897
Additional paid-in capital	44,323,275	(150,248)	44,173,027
Accumulated deficit	(28,695,823)	(170,137)	(28,865,960)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	15,987,234	(320,385)	15,666,849
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$17,739,752	$(399,645)	$17,340,107

	As of June 30, 2004 (Unaudited)
	As Previously Reported	Effect of Restatement	As Restated
ASSETS:
Cash and cash equivalents	$3,837,147	$—	$3,837,147
Marketable debt securities	—	—	—
Receivables	1,188,560	(412,805)	775,755
Billed, less allowance for doubtful receivables of $6,000
Escrow	50,000	—	50,000
Due from selling stockholders and other	154,515	—	154,515
Inventory	36,910	—	36,910
Prepaid expenses	71,697	—	71,697
Total current assets	5,338,829	(412,805)	4,926,024
Equipment and leasehold improvements, net	127,536	—	127,536
Marketable debt securities	5,887,500	—	5,887,500
Intangible assets—less accumulated amortization	4,593,692	—	4,593,692
Other	115,377	—	115,377
Total non-current assets	10,724,105	—	10,724,105
TOTAL ASSETS	$16,062,934	$(412,805)	$15,650,129
LIABILITIES:
Advances from stockholders	$22,944	$—	$22,944
Accounts payable	550,973	23,810	574,783
Accrued liabilities	292,944	(25,950)	266,994
Deferred rent	226,235	—	226,235
Total current liabilities	1,093,096	(2,140)	1,090,956
TOTAL LIABILITIES	1,093,096	(2,140)	1,090,956
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock-authorized, 5,000,000 shares of $.01 (liquidation preference of $100 per share)	757	—	757
Series C 7% Convertible; issued and outstanding, 75,682 shares
Common stock - authorized 85,000,000 shares, issued and outstanding 38,430,829 shares of .01 par value	384,308	—	384,308
Additional paid-in capital	44,559,202	(150,248)	44,408,954
Accumulated deficit	(29,974,429)	(260,417)	(30,234,846)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	14,969,838	(410,665)	14,559,173
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$16,062,934	$(412,805)	$15,650,129

	As of September 30, 2004 (Unaudited)
	As Previously Reported	Effect of Restatement	As Restated
ASSETS:
Cash and cash equivalents	$2,971,569	$—	$2,971,569
Receivables	3,489,028	(332,220)	3,156,808
Billed, less allowance for doubtful receivables of $1,014,161
Due from selling stockholders and other	196,714	(32,000)	164,714
Costs and earnings in excess of billings on uncompleted contracts	6,619,726	—	6,619,726
Inventory	76,985	—	76,985
Prepaid expenses	388,923	—	388,923
Total current assets	13,742,945	(364,220)	13,378,725
Equipment and leasehold improvements, net	578,225	—	578,225
Marketable debt securities	1,000,000	—	1,000,000
Deposits	2,769,691	—	2,769,691
Deferred offering costs	80,000	(80,000)	—
Intangible assets—less accumulated amortization	16,268,614	1,056,201	17,324,815
Other	194,665		194,665
Total non-current assets	20,891,195	976,201	21,867,396
TOTAL ASSETS	$34,634,140	$611,981	$35,246,121
LIABILITIES:
Current maturities of long-term obligations	$2,159,129	$(1,160,609)	$998,520
Advances from stockholders	17,931	—	17,931
Accounts payable	1,720,790	23,810	1,744,600
Accrued liabilities	4,465,112	(30,950)	4,434,162
Deferred rent	441,732	—	441,732
Deferred revenue	4,755,277	—	4,755,277
Total current liabilities	13,559,971	(1,167,749)	12,392,222
Long-term obligations, net of discount and current maturities	5,880,871	1,020,944	6,901,815
Deferred rent	1,636,098	—	1,636,098
Deferred revenue	59,707	—	59,707
Total non-current liabilities	7,576,676	1,020,944	8,597,620
TOTAL LIABILITIES	21,136,647	(146,805)	20,989,842
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock-authorized, 5,000,000 shares of $.01 (liquidation value of $100 per share)	737	—	737
Series C 7% Convertible; issued and outstanding, 73,682 shares
Common stock - authorized 85,000,000 shares, issued and outstanding 38,962,281 shares of .01 par value	389,623	—	389,623
Additional paid-in capital	44,949,815	(58,727)	44,891,088
Accumulated deficit	(31,842,682)	817,513	(31,025,169)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	13,497,493	758,786	14,256,279
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$34,634,140	$611,981	$35,246,121

	As of March 31, 2003 (Unaudited)
	As Previously Reported	Effect of Restatement	As Restated
ASSETS:
Cash and cash equivalents	$339,838	$—	$339,838
Receivables
Billed	11,195	—	11,195
Prepaid expenses	52,366	—	52,366
Total current assets	403,399	—	403,399
Other	123,962		123,962
Total non-current assets	123,962	—	123,962
TOTAL ASSETS	$527,361	$—	$527,361
LIABILITIES:
Current maturities of long-term obligations	$6,645,832	$—	$6,645,832
Accounts payable	245,687	—	245,687
Accrued liabilities	732,175	—	732,175
Total current liabilities	7,623,694	—	7,623,694
Long-term obligations, net of discount and current maturities	980,000	238,866	1,218,866
Total non-current liabilities	980,000	238,866	1,218,866
TOTAL LIABILITIES	8,603,694	238,866	8,842,560
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock-authorized, 5,000,000 shares of $.01 (liquidation preference of $100 per share)	184	—	184
Series B 9% Convertible; issued and outstanding, 18,430 shares
Common stock - authorized, 85,000,000 shares, issued and outstanding 14,377,406 shares of .01 par value	143,774	—	143,774
Additional paid-in capital	16,440,399	—	16,440,399
Accumulated deficit	(24,660,690)	(238,866)	(24,899,556)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(8,076,333)	(238,866)	(8,315,199)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$527,361	$—	$527,361

	As of June 30, 2003 (Unaudited)
	As Previously Reported	Effect of Restatement	As Restated
ASSETS:
Cash and cash equivalents	$254,766	$—	$254,766
Receivables
Billed	7,428	—	7,428
Prepaid expenses	93,529	—	93,529
Total current assets	355,723	—	355,723
Other	130,066	—	130,066
Total non-current assets	130,066	—	130,066
TOTAL ASSETS	$485,789	$—	$485,789
LIABILITIES:
Current maturities of long-term obligations	$8,337,378	$393,330	$8,730,708
Accounts payable	332,384	—	332,384
Accrued liabilities	907,846	—	907,846
Total current liabilities	9,577,608	393,330	9,970,938
TOTAL LIABILITIES	9,577,608	393,330	9,970,938
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock-authorized, 5,000,000 shares of $.01 (liquidation preference of $100 per share)	146	—	146
Series B 9% Convertible; issued and outstanding, 14,630 shares
Common stock - authorized, 85,000,000 shares, issued and outstanding 15,861,519 shares of .01 par value	158,615	—	158,615
Additional paid-in capital	16,480,472	—	16,480,472
Accumulated deficit	(25,731,052)	(393,330)	(26,124,382)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(9,091,819)	(393,330)	(9,485,149)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$485,789	$—	$485,789

	As of September 30, 2003 (Unaudited)
	As Previously Reported	Effect of Restatement	As Restated
ASSETS:
Cash and cash equivalents	$58,774	$—	$58,774
Receivables
Billed	147,378	—	147,378
Prepaid expenses	118,183	—	118,183
Total current assets	324,335	—	324,335
Equipment and leashold improvements, net	38,573	—	38,573
Other	144,703	—	144,703
Total non-current assets	183,276	—	183,276
TOTAL ASSETS	$507,611	$—	$507,611
LIABILITIES:
Current maturities of long-term obligations	$9,075,170	$550,117	$9,625,287
Advances from stockholders	38,532	—	38,532
Accounts payable	219,918	—	219,918
Accrued liabilities	1,109,126	—	1,109,126
Deferred revenue	10,000	—	10,000
Total current liabilities	10,452,746	550,117	11,002,863
TOTAL LIABILITIES	10,452,746	550,117	11,002,863
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock-authorized, 5,000,000 shares of $.01 (liquidation preference of $100 per share)	119	—	119
Series B 9% Convertible; issued and outstanding, 11,930 shares
Common stock - authorized, 85,000,000 shares, issued and outstanding 17,202,776 shares of $.01 par value	170,208	—	170,208
Additional paid-in capital	16,590,140	—	16,590,140
Accumulated deficit	(26,705,602)	(550,117)	(27,255,719)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(9,945,135)	(550,117)	(10,495,252)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$507,611	$—	$507,611

	Three Months Ended March 31, 2005 (Unaudited)
	As Previously Reported	Effect of Restatement	As Restated
Cash flow from operating activities
Net income (loss)	$(2,683,717)	$5,780,447	$3,096,730
Adjustments to reconcile net income (loss) to cash used in operating activities:
Derivative and warrant fair value adjustments		(6,554,565)	(6,554,565)
Depreciation	58,590	—	58,590
Amortization
Intangible assets	222,993	—	222,993
Discounts on convertible debt related to warrants and beneficial conversion features	133,341	813,318	946,659
Allowance for doubtful receivables	19,790	—	19,790
Deferred rent	(94,057)	—	(94,057)
Loss on sale of investment	20,000	—	20,000
Change in assets and liabilities:
Accounts receivable trade	(616,393)	(39,200)	(655,593)
Costs and earnings in excess of billings on uncompleted contracts	92,235	—	92,235
Prepaid expenses and other	(18,195)	—	(18,195)
Accounts payable	(238,721)	—	(238,721)
Billings in excess of costs and earnings on uncompleted contracts	1,054,043	—	1,054,043
Accrued liabilities	776,864	—	776,864
Deferred revenue	350,922	—	350,922
Net cash used in operating activities	(922,305)	—	(922,305)

Cash flow from investing activities
Net cash provided by investing activities	1,459,595	—	1,459,595
Cash flow from financing activities
Net cash used in financing activities	(122,935)	—	(122,935)

Net increase in cash and equivalents	414,355	—	414,355
Cash and cash equivalents, beginning of period	956,230	—	956,230
Cash and cash equivalents, end of period	$1,370,585	$—	$1,370,585

	Six Months Ended June 30, 2005 (Unaudited)
	As Previously	Effect of	As
	Reported	Restatement	Restated
Cash flow from operating activities
Net income (loss)	$(5,627,943)	$7,245,748	$1,617,805
Adjustments to reconcile net income (loss) to cash used in operating activities:
Derivative and warrant fair value adjustments		(8,781,050)	(8,781,050)
Depreciation	115,618	—	115,618
Amortization
Intangible assets	455,634	—	455,634
Discounts on convertible debt related to warrants and beneficial conversion features	311,534	1,595,522	1,907,056
Allowance for doubtful receivables	36,865	—	36,865
Deferred rent	(190,964)	—	(190,964)
Loss on sale of investment	20,000	—	20,000
Options and warrants issued for service	529,968	—	529,968
Change in assets and liabilities:
Accounts receivable trade	(26,761)	(60,220)	(86,981)
Costs and earnings in excess of billings on uncompleted contracts	65,260	—	65,260
Inventories	(1,702)	—	(1,702)
Prepaid expenses and other	(356,571)	—	(356,571)
Accounts payable	(411,986)	—	(411,986)
Billings in excess of costs and earnings on uncompleted contracts	802,004	—	802,004
Accrued liabilities	659,932	—	659,932
Deferred revenue	(133,335)	—	(133,335)
Net cash used in operating activities	(3,752,447)	—	(3,752,447)

Cash flow from investing activities
Net cash provided by investing activities	1,388,731	—	1,388,731

Cash flow from financing activities
Net cash provided by	3,379,939	—	3,379,939

Net increase in cash and equivalents	1,016,223	—	1,016,223
Cash and cash equivalents, beginning of period	956,230	—	956,230
Cash and cash equivalents, end of period	$1,972,453	$—	$1,972,453

	Nine Months Ended September 30, 2005 (Unaudited)
	As Previously	Effect of	As
	Reported	Restatement	Restated
Cash flow from operating activities
Net income (loss)	$(8,716,279)	$11,547,139	$2,830,860
Adjustments to reconcile net income (loss) to cash used in operating activities:
Derivative and warrant fair value adjustments		(13,755,892)	(13,755,892)
Depreciation	179,642	—	179,642
Amortization
Intangible assets	1,504,600	—	1,504,600
Discounts on convertible debt related to warrants and beneficial conversion features	—	2,408,338	2,408,338
Allowance for doubtful receivables	22,440	—	22,440
Deferred rent	(290,807)	—	(290,807)
Loss on sale of investment	20,000	—	20,000
Options and warrants issued for service	542,758	—	542,758
Change in assets and liabilities:
Accounts receivable trade	(804,799)	(58,090)	(862,889)
Costs and earnings in excess of billings on uncompleted contracts	1,546,812	—	1,546,812
Inventories	26,134	—	26,134
Prepaid expenses and other	(27,047)	(194,795)	(221,842)
Accounts payable	(418,332)	—	(418,332)
Billings in excess of costs and earnings on uncompleted contracts	24,173	—	24,173
Accrued liabilities	683,989	—	683,989
Deferred revenue	1,174,224	—	1,174,224
Net cash used in operating activities	(4,532,492)	(53,300)	(4,585,792)

Cash flow from investing activities
Net cash provided by investing activities	1,832,571	—	1,832,571

Cash flow from financing activities
Net cash provided by financing activities	3,240,879	—	3,240,879

Net increase in cash and equivalents	540,958	—	540,958
Cash and cash equivalents, beginning of period	956,230	—	956,230
Cash and cash equivalents, end of period	$1,497,188	$—	$1,497,188

	Three Months Ended March 31, 2004 (Unaudited)
	As Previously Reported	Effect of Restatement	As Restated
Cash flow from operating activities
Net loss	$(911,878)	$62,739	$(849,139)
Adjustments to reconcile net loss to cash used in operating activities:	—
Derivative and warrant fair value adjustments		(323,128)	(323,128)
Depreciation	6,995	—	6,995
Amortization
Discounts on convertible debt related to warrants and beneficial conversion features	—	230,424	230,424
Allowance for doubtful receivables	2,000	—	2,000
Write off deferred offering costs	81,900	—	81,900
Change in assets and liabilities:
Accounts receivable trade	(334,292)	35,215	(299,077)
Costs and earnings in excess of billings on uncompleted contracts	—	—	—
Inventories	6,233	—	6,233
Prepaid expenses and other	131,525	—	131,525
Accounts payable	(124,191)	—	(124,191)
Accrued liabilities	103,494	(5,250)	98,244
Deferred revenue	83,280	—	83,280
Net cash used in operating activities	(954,934)	—	(954,934)

Cash flow from investing activities
Net cash used in investing activities	(573,205)	—	(573,205)

Cash flow from financing activities
Net cash provided by financing activities	993,768	—	993,768

Net decrease in cash and equivalents	(534,371)	—	(534,371)
Cash and cash equivalents, beginning of period	1,012,790	—	1,012,790
Cash and cash equivalents, end of period	$478,419		$478,419

	Six Months Ended June 30, 2004 (Unaudited)
	As Previously Reported	Effect of Restatement	As Restated
Cash flow from operating activities
Net loss	$(2,172,586)	$(27,541)	$(2,200,127)
Adjustments to reconcile net loss to cash used in operating activities:
Derivative and warrant fair value adjustments	—	(323,128)	(323,128)
Depreciation	17,015	—	17,015
Amortization
Intangible assets	108,329	—	108,329
Discounts on convertible debt related to warrants and beneficial conversion features	—	230,424	230,424
Allowance for doubtful receivables	4,000		4,000
Change in assets and liabilities:
Accounts receivable trade	(664,478)	104,185	(560,293)
Inventories	28,947		28,947
Prepaid expenses and other	155,351	—	155,351
Accounts payable	(114,080)	23,810	(90,270)
Accrued liabilities	254,508	(7,750)	246,758
Deferred revenue	75,747	—	75,747
Net cash used in operating activities	(2,307,247)	—	(2,307,247)

Cash flow from investing activities
Net cash used in investing activities	(6,541,265)	—	(6,541,265)

Cash flow from financing activities
Net cash provided by financing activities	11,672,869	—	11,672,869

Net increase in cash and equivalents	2,824,357	—	2,824,357
Cash and cash equivalents, beginning of period	1,012,790	—	1,012,790
Cash and cash equivalents, end of period	$3,837,147	—	$3,837,147

	Nine Months Ended September 30, 2004 (Unaudited)
	As Previously Reported	Effect of Restatement	As Restated
Cash flow from operating activities
Net loss	$(4,032,750)	$1,050,389	$(2,982,361)
Adjustments to reconcile net loss to cash used in operating activities:
Derivative and warrant fair value adjustments		(1,263,844)	(1,263,844)
Depreciation	31,617	—	31,617
Amortization
Intangible assets	216,658	—	216,658
Discounts on convertible debt related to warrants and beneficial conversion features	—	146,795	146,795
Allowance for doubtful receivables	106,000	—	106,000
Gain on sale of marketable securities	(33,125)	—	(33,125)
Options and warrants issued for services and other	24,850	—	24,850
Change in assets and liabilities:
Accounts receivable trade	(260,951)	147,600	(113,351)
Inventories	35,559	—	35,559
Prepaid expenses and other	125,343	—	125,343
Accounts payable	(719)	23,810	23,091
Accrued liabilities	242,105	(104,750)	137,355
Deferred revenue	70,598	—	70,598
Net cash used in operating activities	(3,474,815)	—	(3,474,815)

Cash flow from investing activities
Net cash used in investing activities	(14,613,892)	—	(14,613,892)

Cash flow from financing activities
Net cash provided by financing activities	20,047,486	—	20,047,486

Net increase in cash and equivalents	1,958,779	—	1,958,779
Cash and cash equivalents, beginning of period	1,012,790	—	1,012,790
Cash and cash equivalents, end of period	$2,971,569	—	$2,971,569

	Three Months Ended March 31, 2003 (Unaudited)
	As Previously Reported	Effect of Restatement	As Restated
Cash flow from operating activities
Net loss	$(1,055,286)	$(238,866)	$(1,294,152)
Adjustments to reconcile net loss to cash used in operating activities:
Derivative and warrant fair value adjustments	—	119,247	119,247
Amortization
Discounts on convertible debt related to warrants and beneficial conversion features	138,546	119,619	258,165
Options and warrants issued for services and other	156,000		156,000
Change in assets and liabilities:
Accounts receivable trade	56,803	—	56,803
Prepaid expenses and other	(1,469)	—	(1,469)
Accounts payable	(109,007)	—	(109,007)
Accrued liabilities	159,474	—	159,474
Net cash used in operating activities	(654,939)	—	(654,939)

Cash flow from investing activities
Net cash used in investing activities	(1,971)	—	(1,971)

Cash flow from financing activities
Net cash provided by financing activities	980,000	—	980,000

Net increase in cash and equivalents	323,090	—	323,090
Cash and cash equivalents, beginning of period	16,748	—	16,748
Cash and cash equivalents, end of period	$339,838	$—	$339,838

	Six Months Ended June 30, 2003 (Unaudited)
	As Previously Reported	Effect of Restatement	As Restated
Cash flow from operating activities
Net loss	$(2,070,771)	$(393,330)	$(2,464,101)
Adjustments to reconcile net loss to cash used in operating activities:
Derivative and warrant fair value adjustments	—	91,888	91,888
Amortization
Discounts on convertible debt related to warrants and beneficial conversion features	277,092	301,442	578,534
Options and warrants issued for services and other	156,000	—	156,000
Change in assets and liabilities:
Accounts receivable trade	60,570	—	60,570
Prepaid expenses and other	(42,633)	—	(42,633)
Accounts payable	(22,310)	—	(22,310)
Accrued liabilities	335,145	—	335,145
Net cash used in operating activities	(1,306,907)	—	(1,306,907)

Cash flow from investing activities
Net cash used ininvesting activities	(8,075)	—	(8,075)

Cash flow from financing activities
Net cash provided by financing activities	1,553,000	—	1,553,000

Net increase in cash and equivalents	238,018	—	238,018
Cash and cash equivalents, beginning of period	16,748	—	16,748
Cash and cash equivalents, end of period	$254,766	—	$254,766

	Nine Months Ended September 30, 2003 (Unaudited)
	As Previously Reported	Effect of Restatement	As Restated
Cash flow from operating activities
Net loss	$(3,000,088)	$(550,117)	$(3,550,205)
Adjustments to reconcile net loss to cash used in operating activities:
Derivative and warrant fair value adjustments	—	20,089	20,089
Depreciation	38,819	—	38,819
Amortization
Discounts on convertible debt related to warrants and beneficial conversion features	415,634	530,028	945,662
Options and warrants issued for services and other	156,000	—	156,000
Change in assets and liabilities:
Accounts receivable trade	(79,380)	—	(79,380)
Prepaid expenses and other	8,714	—	8,714
Accounts payable	(134,776)	—	(134,776)
Accrued liabilities	536,425	—	536,425
Deferred revenue	10,000		10,000
Net cash used in operating activities	(2,048,652)	—	(2,048,652)

Cash flow from investing activities
Net cash used in investing activities	(100,104)	—	(100,104)

Cash flow from financing activities
Net cash provided by financing activities	2,190,782	—	2,190,782

Net increase in cash and equivalents	42,026	—	42,026
Cash and cash equivalents, beginning of period	16,748	—	16,748
Cash and cash equivalents, end of period	$58,774	—	$58,774

The following tables summarize, for each of the quarters and for each of the interim balance sheet dates presented, the impact of each category of adjustment on previously reported revenue, and assets, liabilities and accumulated deficit.

Impact of Adjustments on Revenue (Unaudited)

	3/31/2005	6/30/2005	9/30/2005
As previously reported	$3,900,391	$3,664,532	$3,202,601
Revenue recognition	39,200	21,020	29,870
As restated	$3,939,591	$3,685,552	$3,232,471

	3/31/2004	6/30/2004	9/30/2004	12/31/2004
As previously reported	$311,886	$519,114	$308,818	$4,418,413
Revenue recognition	(35,215)	(92,780)	(43,415)	334,130
As restated	$276,671	$426,334	$265,403	$4,752,543

	3/31/2003	6/30/2003	9/30/2003	12/31/2003
As previously reported	$27,504	$13,020	$146,987	$336,590
Revenue recognition				(308,620)
As restated	$27,504	$13,020	$146,987	$27,970

Impact of Adjustments on Consolidated Balance Sheet Accounts (Unaudited)

	As of March 31, 2005			As of March 31, 2004
	Total Assets	Liabilities	Stockholders’ Equity (Deficit)	Total Assets	Total Liabilities	Stockholders’ Equity (Deficit)
As previously reported	$29,701,319	$19,112,933	$10,588,386	$17,739,752	$1,752,518	$15,987,234
Revenue recognition and related SG&A expense	(82,890)	23,810	(106,700)	(399,645)	(79,260)	(320,386)
Debt financing	706,729	819,973	(113,244)		—	—
Total Adjustments	623,839	843,783	(219,944)	(399,645)	(79,260)	(320,386)
As restated	$30,325,158	$19,956,716	$10,368,442	$17,340,107	$1,673,258	$15,666,848

	As of March 31, 2003
	Total		Stockholders’ Equity
	Assets	Liabilities	(Deficit)
As previously reported	$527,361	$8,603,694	$(8,076,333)
Revenue recognition and related SG&A expense	—	—	—
Debt financing	—	238,866	(238,866)
Total Adjustments	—	238,866	(238,866)
As restated	$527,361	$8,842,560	$(8,315,199)

Impact of Adjustments on Consolidated Balance Sheet Accounts (Unaudited)

	As of June 30, 2005			As of June 30,2004
	Total Assets	Liabilities	Stockholders’ Equity (Deficit)	Total Assets	Total Liabilities	Stockholders’ Equity (Deficit)
As previously reported	$29,967,389	$20,543,833	$9,423,556	$16,062,934	$1,093,096	$14,969,838
Revenue recognition and related SG&A expense	(61,870)	23,810	(85,680)	(412,805)	(2,140)	(410,666)
Debt financing	722,266	410,455	311,811	—	—	—
Total Adjustments	660,396	434,265	226,131	(412,805)	(2,140)	(410,666)
As restated	$30,627,785	$20,978,098	$9,649,687	$15,650,129	$1,090,956	$14,559,172

	As of June 30, 2003
			Stockholders’
	Total		Equity
	Assets	Liabilities	(Deficit)
As previously reported	$485,789	$9,577,608	$(9,091,819)
Revenue recognition and related SG&A expense	—	—	—
Debt financing	—	393,330	(393,330)
Total Adjustments	—	393,330	(393,330)
As restated	$485,789	$9,970,938	$(9,485,149)

Impact of Adjustments on Consolidated Balance Sheet Accounts (Unaudited)

	As of September 30, 2005			As of September 30,2004
	Total Assets	Liabilities	Stockholders’ Equity (Deficit)	Total Assets	Total Liabilities	Stockholders’ Equity (Deficit)
As previously reported	$28,293,538	$20,844,695	$7,448,843	$34,634,140	$21,136,647	$13,497,493
Revenue recognition and related SG&A expense	—	23,810	(23,810)	(364,220)	(7,140)	(357,080)
Debt financing	838,343	(3,406,127)	4,244,470	976,201	(139,665)	1,115,866
Total Adjustments	838,343	(3,382,317)	4,220,660	611,981	(146,805)	758,786
As restated	$29,131,881	$17,462,378	$11,669,503	$35,246,121	$20,989,842	$14,256,279

	As of September 30, 2003
	Total Assets	Liabilities	Stockholders’ Equity (Deficit)
As previously reported	$507,611	$10,452,746	$(9,945,135)
Revenue recognition and related SG&A expense	—	—	—
Debt financing	—	550,117	(550,117)
Total Adjustments	—	550,117	(550,117)
As restated	$507,611	$11,002,863	$(10,495,252)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-KEY INTERNATIONAL, INC.
Date: March 30, 2006	By:	/s/ MICHAEL W. DEPASQUALE
Michael W. DePasquale
Co-CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date
/s/ MICHAEL W. DEPASQUALE	Co-Chief Executive Officer and Director	March 30, 2006
Michael W. DePasquale

/s/ FRANCIS J. CUSICK	Chief Financial Officer, Principal Accounting Officer	March 30, 2006
Francis J. Cusick
/s/ THOMAS J. COLATOSTI	Co-Chairman of the Board of Directors	March 30, 2006
Thomas J. Colatosti
/s/ JEFFREY J. MAY	Director	March 30, 2006
Jeffrey J. May
/s/ CHARLES P. ROMEO	Director	March 30, 2006
Charles P. Romeo
/s/ JOHN SCHOENHERR	Director	March 30, 2006
John Schoenherr

EXHIBIT INDEX

Exhibit No.	Description
2.1(1)	Agreement and Plan of Merger dated as of March 30, 2004 by and among BIO-key International, Inc., BIO-key Acquisition Corp., Public Safety Group, Inc. (“PSG”) and each of the shareholders of PSG
2.2(2)	Asset Purchase Agreement dated as of August 16, 2004 by and among BIO-key International, Inc., Aether Systems, Inc., Cerulean Technologies, Inc. and SunPro, Inc.
2.3(3)	Agreement and Plan of Merger dated as of December 30, 2004 by and among BIO-key International, Inc., a Delaware corporation, and BIO-key International, Inc., a Minnesota corporation
3.1(3)	Certificate of Incorporation of BIO-key International, Inc., a Delaware corporation
3.2(3)	Certificate of Designation of Series A 7% Convertible Preferred Stock of BIO-key International, Inc., a Delaware corporation
3.3(3)	By-Laws of BIO-key International, Inc., a Delaware corporation
3.4 (19)	Certificate of Amendment of Certificate of Incorporation of BIO-key International, Inc., a Delaware corporation
3.5 (16)	Certificate of Designation of the Series B Convertible Preferred Stock of the Company
4.1(4)	Specimen certificates for shares of BIO-key International, Inc. common stock
10.1(4)	SAC Technologies, Inc. 1996 Stock Option Plan
10.2(5)	Amendment No. 1 to the SAC Technologies, Inc. 1996 Stock Option Plan
10.3(5)	SAC Technologies, Inc. 1999 Stock Option Plan
10.4(6)	Warrant issued to The Shaar Fund Ltd.
10.5(6)	Security Interest Provisions
10.6(6)	Employment Agreement by and between BIO-key International, Inc. and Mira LaCous dated November 20, 2001
10.7(6)	Option to Purchase 140,000 Shares of Common Stock issued to Mira LaCous
10.8(9)	Option to Purchase 150,000 Shares of Common Stock issued to Thomas J. Colatosti
10.9(9)	Non-Qualified Stock Option Agreement under the registrant’s 1999 Stock Incentive Plan to Purchase 200,000 Shares of Common Stock issued to Thomas J. Colatosti
10.10(9)	Employment Agreement by and between BIO-key International, Inc. and Michael W. DePasquale dated January 3, 2003
10.11(9)	Option to Purchase 580,000 Shares of Common Stock issued to Michael W. DePasquale
10.12(9)	Note Purchase Agreement dated January 27, 2003
10.13(9)	Secured Convertible Promissory due June 30, 2004
10.14(9)	Option to Purchase 200,000 Shares of Common Stock issued to Charles P. Romeo
10.15(7)	Amendment No. 1 to Note Purchase Agreement dated October 31, 2003 by and between BIO-key International, Inc. and The Shaar Fund Ltd.
10.16(7)	Securities Exchange Agreement dated March 3, 2004 by and between BIO-key International, Inc. and The Shaar Fund Ltd.
10.17(7)	Registration Rights Agreement dated March 3, 2004 by and between BIO-key International, Inc. and The Shaar Fund Ltd.
10.18(7)	Secured Convertible Promissory Note due October 31, 2005 in the principal amount of up to $2,125,000
10.19(7)	Secured Convertible Promissory Note due October 31, 2005 in the principal amount of up to $375,000
10.20(7)	Option to Purchase 500,000 Shares of Common Stock issued to Michael W. DePasquale
10.21(7)	Option to Purchase 150,000 Shares of Common Stock issued to Thomas J. Colatosti
10.22(7)	Option to Purchase 50,000 Shares of Common Stock issued to Thomas J. Colatosti
10.23(7)	Option to Purchase 50,000 Shares of Common Stock issued to Jeff May
10.24(7)	Option to Purchase 50,000 Shares of Common Stock issued to Charles Romeo
10.25(7)	Option to Purchase 300,000 Shares of Common Stock issued to Randy Fodero
10.26(10)	Amendment Agreement dated March 30, 2004 by and between BIO-key International, Inc. and The Shaar Fund Ltd.
10.27(11)	Securities Purchase Agreement dated as of March 31, 2004 (the “March Securities Purchase Agreement”) by and among BIO-key International, Inc. and each of the Purchasers named therein
10.28(11)	Form of Warrant issued by BIO-key International, Inc. pursuant to the March Securities Purchase Agreement
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

10.42(2)	Subordinated Secured Promissory Note dated September 30, 2004 issued by BIO-key International, Inc. and Public Safety Group, Inc. in favor of Aether Systems, Inc.
10.45(12)	Option to Purchase 300,000 shares of common stock issued to Kenneth Souza
10.46(12)	Employment Agreement dated as of October 4, 2004 by and between BIO-key International, Inc. and Kenneth Souza
10.47(12)	Option to Purchase 50,000 shares of common stock issued to Richard Gaddy
10.48(12)	BIO-key International, Inc. 2004 Stock Incentive Plan
10.49(12)	Warrant to purchase 10,000 shares of Common Stock issued to Krieger & Prager LLP on November 26, 2001
10.50(12)	Warrant to purchase 100,000 shares of Common Stock issued to The November Group Ltd. on July 14, 2004
10.51(12)	Warrant to purchase 230,000 shares of Common Stock issued to Jesup & Lamont Securities Corp. on March 31, 2004
10.52(12)	Warrant to purchase 105,000 shares of Common Stock issued to Douglass Bermingham on March 31, 2004
10.53(12)	Warrant to purchase 60,000 shares of Common Stock issued to Mason Sexton on March 31, 2004
10.54(12)	Warrant to purchase 22,000 shares of Common Stock issued to David Moss on March 31, 2004
10.55(12)	Warrant to purchase 22,000 shares of Common Stock issued to Patrick Gaynes on March 31, 2004
10.56(12)	Warrant to purchase 5,000 shares of Common Stock issued to Tom DuHamel on March 31, 2004
10.57(13)	Option to Purchase 155,000 shares of common stock issued to Francis J Cusick
10.58(13)	Option to Purchase 50,000 shares of common stock issued to Charles P. Romeo
10.59(14)	Securities Purchase Agreement, dated as of June 8, 2005, by and between the Company and Laurus Fund, Ltd.
10.60(14)	Common Stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated as of June 8, 2005, by and between the Company and the Laurus Master Fund, Ltd.
10.61(14)	Secured Convertible Term Note issued pursuant to the Securities Purchase Agreement, dated as of June 8, 2005, by and between the Company and Laurus Master Fund, Ltd.
10.62(14)	Registration Rights Agreement, dated as of June 8, 2005, by and between the Company and Laurus Fund, Ltd.
10.63(14)	Securities Purchase Agreement, effective as of May 31, 2005, by and among the Company, The Shaar Fund, Ltd. and the other pursuant that are a party thereto
10.64(14)

Form of Common Stock Purchase warrant issued pursuant to the Securities Purchase Agreement, effective as of May 31, 2005, by and among the Company, The Shaar Fund, Ltd. and the other purchasers that are a party thereto

10.65(14)

Form of Convertible Term Note issued pursuant to the Securities Purchase Agreement, effective as of May 31, 2005, by and among the Company, The Shaar Fund, Ltd. and the other purchasers that are a party thereto

10.66(14)	Registration Rights Agreement, effective as of May 31, 2005, by and among the Company, The Shaar Fund, Ltd., Jesup & Lamont and the other purchasers that are a party thereto
10.67(15)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and Laurus Master Fund, Ltd.
10.68(15)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and The Shaar Fund, Ltd.
10.69(15)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and Longview Special Finance
10.70(15)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and Etienne Des Roys
10.71(15)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and Eric Haber
10.72(15)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and Investors Management Corporation
10.73(15)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and The Tocqueville Fund
10.74(15)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and The Tocqueville Amerique Value Fund
10.75(15)

Registration Rights Agreement, dated as of August 31, 2005, by and among the Company, Laurus Master Fund, Ltd., The Shaar Fund, Ltd., Longview Special Finance, Etienne Des Roys, Eric Haber, Investors Management Corporation, The Tocqueville Fund and The Tocqueville Amerique Value Fund.

10.76(16)	Amendment and Waiver, dated as of January 23, 2006, by and between the Company and Laurus Master Fund, Ltd.
10.77(16)	Registration Rights Agreement, dated as of January 23, 2006, by and between the Company and Laurus Master Fund, Ltd.
10.78(16)	Amendment and Waiver, dated as of January 23, 2006, by and among the Company and the holders of Subordinated Convertible Promissory Notes of the Company
10.79(16)	Securities Purchase Agreement, dated as of January 23, 2006, by and among the Company, The Shaar Fund Ltd., Longview Fund, L.P. and Longview Special Finance
10.80(16)

Form of Convertible Term Note issued pursuant to the Securities Purchase Agreement, dated as of January 23, 2006, by and among the Company, The Shaar Fund Ltd., Longview Fund, L.P. and Longview Special Finance

10.81(16)

Form of Common Stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated as of January 23, 2006, by and among the Company, The Shaar Fund Ltd., Longview Fund, L.P. and Longview Special Finance

10.82(16)	Registration Rights Agreement, dated as of January 23, 2006 by and among the Company, The Shaar Fund, Ltd., Longview Fund, L.P. and Longview Special Finance
10.83(16)	Amendment No. 1 to Subordinated Secured Promissory Note, dated as of January 23, 2006, by and between the Company and Aether Systems, Inc.
10.84(17)	Compensation Agreement by and between the Company and Thomas J. Colatosti dated February 7, 2006
10.85(18)	Employment Agreement by and between the Company and Michael DePasquale dated March 28, 2006
10.86(8)	Form of Option Agreement used to grant a total of 400,000 options to Purchase common stock to Francis J. Cusick, Michael W. DePasquale, Randy Fodero, and Kenneth S. Saiza
21.1(12)	List of subsidiaries of BIO-key International, Inc.
23.1(8)	Consent of DS&B, Ltd.
31.1(8)	Certificate of CEO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2(8)	Certificate of CFO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1(8)	Certificate of CEO of Registrant required under Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended
32.2(8)	Certificate of CFO of Registrant required under Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

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

(13)                            Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2005 and incorporated herein by reference.

(14)                            Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2005 and incorporated herein by reference.

(15)                            Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2005 and incorporated herein by reference.

(16)                            Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006 and incorporated herein by reference.

(17)                            Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2006 and incorporated herein by reference.

(18)                            Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2006 and incorporated herein by reference.

(19)         Filed as an exhibit to the registrant’s proxy statement filed with the Securities and Exchange Commission on January 18, 2006 and incorporated herein by reference.