Form 10KSB/A
period 2005-12-31
BIO KEY INTERNATIONAL INC
filed 2006-04-11
CIK 1019034

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

Transitional Small Business Disclosure Formats (check one):

Yes ☐   No ☒

DOCUMENTS INCORPORATED BY REFERENCE – NONE

EXPLANATORY NOTE

This Amendment on Form 10-KSB/A constitutes Amendment No. 1 to the registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 30, 2006 (the “Original Report”). The sole purpose of this Amendment No. 1 is to amend the exhibits to the Original Report to correct certain typographical errors and to add Certification exhibits for one of the registrant’s Co-Chief Executive Officers, which exhibits were signed at the time the Original Report was filed, but were inadvertently excluded from that filing. Except as corrected hereby, this Form 10-KSB/A does not amend, update or change any other information contained in the Original Report.

TABLE OF CONTENTS

PART I

Item 1.	Description of Business
Item 2	Description of Property
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders

PART II

Item 5	Market for Common Equity and Related Stockholder Matters
Item 6	Management’s Discussion and Analysis or Plan of Operation
Item 7	Financial Statements
Item 8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A	Controls and Procedures
Item 8B	Other Information

PART III

Item 9	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10	Executive Compensation
Item 11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12	Certain Relationships and Related Transactions
Item 13	Exhibits (1)
Item 14	Principal Accountant Fees and Services
Signatures (1)

(1) Included herewith in Amendment  No. 1 to 10-KSB previously filed on March 30, 2006.

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

BIO-KEY INTERNATIONAL, INC.
Date: April 11, 2006	By:	/s/ MICHAEL W. DEPASQUALE
Michael W. DePasquale
Co-CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date
/s/ MICHAEL W. DEPASQUALE	Co-Chief Executive Officer and Director	April 11, 2006
Michael W. DePasquale

/s/ FRANCIS J. CUSICK	Chief Financial Officer, Principal Accounting Officer	April 11, 2006
Francis J. Cusick
/s/ THOMAS J. COLATOSTI	Co-Chief Executive Officer and Chairman of the Board of Directors	April 11, 2006
Thomas J. Colatosti
/s/ JEFFREY J. MAY	Director	April 11, 2006
Jeffrey J. May
/s/ CHARLES P. ROMEO	Director	April 11, 2006
Charles P. Romeo
/s/ JOHN SCHOENHERR	Director	April 11, 2006
John Schoenherr

EXHIBIT INDEX

Exhibit No.	Description
2.1(1)	Agreement and Plan of Merger dated as of March 30, 2004 by and among BIO-key International, Inc., BIO-key Acquisition Corp., Public Safety Group, Inc. (“PSG”) and each of the shareholders of PSG
2.2(2)	Asset Purchase Agreement dated as of August 16, 2004 by and among BIO-key International, Inc., Aether Systems, Inc., Cerulean Technologies, Inc. and SunPro, Inc.
2.3(3)	Agreement and Plan of Merger dated as of December 30, 2004 by and among BIO-key International, Inc., a Delaware corporation, and BIO-key International, Inc., a Minnesota corporation
3.1(3)	Certificate of Incorporation of BIO-key International, Inc., a Delaware corporation
3.2(3)	Certificate of Designation of Series A 7% Convertible Preferred Stock of BIO-key International, Inc., a Delaware corporation
3.3(3)	By-Laws of BIO-key International, Inc., a Delaware corporation
3.4 (19)	Certificate of Amendment of Certificate of Incorporation of BIO-key International, Inc., a Delaware corporation
3.5 (16)	Certificate of Designation of the Series B Convertible Preferred Stock of the Company
4.1(4)	Specimen certificates for shares of BIO-key International, Inc. common stock
10.1(4)	SAC Technologies, Inc. 1996 Stock Option Plan
10.2(5)	Amendment No. 1 to the SAC Technologies, Inc. 1996 Stock Option Plan
10.3(5)	SAC Technologies, Inc. 1999 Stock Option Plan
10.4(6)	Warrant issued to The Shaar Fund Ltd.
10.5(6)	Security Interest Provisions
10.6(6)	Employment Agreement by and between BIO-key International, Inc. and Mira LaCous dated November 20, 2001
10.7(6)	Option to Purchase 140,000 Shares of Common Stock issued to Mira LaCous
10.8(9)	Option to Purchase 150,000 Shares of Common Stock issued to Thomas J. Colatosti
10.9(9)	Non-Qualified Stock Option Agreement under the registrant’s 1999 Stock Incentive Plan to Purchase 200,000 Shares of Common Stock issued to Thomas J. Colatosti
10.10(9)	Employment Agreement by and between BIO-key International, Inc. and Michael W. DePasquale dated January 3, 2003
10.11(9)	Option to Purchase 580,000 Shares of Common Stock issued to Michael W. DePasquale
10.12(9)	Note Purchase Agreement dated January 27, 2003
10.13(9)	Secured Convertible Promissory due June 30, 2004
10.14(9)	Option to Purchase 200,000 Shares of Common Stock issued to Charles P. Romeo
10.15(7)	Amendment No. 1 to Note Purchase Agreement dated October 31, 2003 by and between BIO-key International, Inc. and The Shaar Fund Ltd.
10.16(7)	Securities Exchange Agreement dated March 3, 2004 by and between BIO-key International, Inc. and The Shaar Fund Ltd.
10.17(7)	Registration Rights Agreement dated March 3, 2004 by and between BIO-key International, Inc. and The Shaar Fund Ltd.
10.18(7)	Secured Convertible Promissory Note due October 31, 2005 in the principal amount of up to $2,125,000
10.19(7)	Secured Convertible Promissory Note due October 31, 2005 in the principal amount of up to $375,000
10.20(7)	Option to Purchase 500,000 Shares of Common Stock issued to Michael W. DePasquale
10.21(7)	Option to Purchase 150,000 Shares of Common Stock issued to Thomas J. Colatosti
10.22(7)	Option to Purchase 50,000 Shares of Common Stock issued to Thomas J. Colatosti
10.23(7)	Option to Purchase 50,000 Shares of Common Stock issued to Jeff May
10.24(7)	Option to Purchase 50,000 Shares of Common Stock issued to Charles Romeo
10.25(7)	Option to Purchase 300,000 Shares of Common Stock issued to Randy Fodero
10.26(10)	Amendment Agreement dated March 30, 2004 by and between BIO-key International, Inc. and The Shaar Fund Ltd.
10.27(11)	Securities Purchase Agreement dated as of March 31, 2004 (the “March Securities Purchase Agreement”) by and among BIO-key International, Inc. and each of the Purchasers named therein
10.28(11)	Form of Warrant issued by BIO-key International, Inc. pursuant to the March Securities Purchase Agreement
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

10.82(16)	Registration Rights Agreement, dated as of January 23, 2006 by and among the Company, The Shaar Fund, Ltd., Longview Fund, L.P. and Longview Special Finance
10.83(16)	Amendment No. 1 to Subordinated Secured Promissory Note, dated as of January 23, 2006, by and between the Company and Aether Systems, Inc.
10.84(17)	Compensation Agreement by and between the Company and Thomas J. Colatosti dated February 7, 2006
10.85(18)	Employment Agreement by and between the Company and Michael DePasquale dated March 28, 2006
10.86(20)	Form of Option Agreement used to grant a total of 400,000 options to Purchase common stock to Francis J. Cusick, Michael W. DePasquale, Randy Fodero, and Kenneth S. Saiza
21.1(12)	List of subsidiaries of BIO-key International, Inc.
23.1(20)	Consent of DS&B, Ltd.
31.1(8)	Certificate of CO-CEO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2(8)	Certificate of CO-CEO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.3(8)	Certificate of CFO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1(8)	Certificate of CO-CEO of Registrant required under Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended
32.2(8)	Certificate of CO-CEO of Registrant required under Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended
32.3(8)	Certificate of CFO of Registrant required under Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

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

(20)         Previously filed.