Form 10QSB
period 2006-03-31
BIO KEY INTERNATIONAL INC
filed 2006-05-22
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes   ☐  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Exchange Act)

Yes  ☐  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date : There were 48,447,762 issued and outstanding shares of the registrant’s common stock, par value $.0001 per share, as of May 22, 2006.

Transitional Small Business Disclosure Format (check one):  Yes  ☐  No  ☒

BIO-KEY INTERNATIONAL, INC.

PART I
FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Unaudited)
ASSETS:
Cash and cash equivalents	$1,594,641	$1,422,827
Receivables
Billed, less allowance for doubtful receivables of $179,999 and $160,000, respectively	3,188,486	1,635,371
Unbilled	26,806	201,942
Costs and earnings in excess of billings on uncompleted contracts	3,173,147	4,321,392
Inventory	10,494	8,760
Prepaid expenses	139,705	137,000
Total current assets	8,133,279	7,727,292
Equipment and leashold improvements, net	496,944	548,267
Costs and earnings in excess of billings on uncompleted contracts	—	—
Deposits	1,362,902	1,828,560
Intangible assets—less accumulated amortization	3,095,927	3,311,823
Deferred financing costs	1,526,315	1,552,338
Goodwill	11,389,653	11,389,654
Total non-current assets	17,871,741	18,630,642
TOTAL ASSETS	$26,005,020	$26,357,934
LIABILITIES:
Current maturities of long-term obligations and related obligations, net of discount	$6,288,608	$6,584,437
Accounts payable	1,151,611	833,608
Billings in excess of costs and earnings on uncompleted contracts	42,554	32,385
Accrued liabilities	6,021,970	5,520,515
Deferred rent	457,046	443,603
Deferred revenue	4,264,645	3,264,283
Total current liabilities	18,226,434	16,678,831
Warrants	1,618,341	1,483,511
Mandatorily redeemable preferred stock	1,015,205	—
Deferred rent	748,424	867,850
Deferred revenue	1,209,108	1,163,738
Total non-current liabilities	4,591,078	3,515,099
TOTAL LIABILITIES	22,817,512	20,193,930

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock — authorized, 5,000,000 shares (liquidation preference of $100 per share) Series A 7% Convertible; issued and outstanding 35,557 Shares of $.0001 par value	3	4
Common stock — authorized, 170,000,000 shares; issued and outstanding; 48,203,134 and 44,344,351 shares of $.0001 par value in 2006 and 2005, respectively	4,803	4,632
Additional paid-in capital	49,220,571	48,921,316
Accumulated deficit	(46,037,869)	(42,761,948)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	3,187,508	6,164,004
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$26,005,020	$26,357,934

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
		(Restated)
Revenues
Services	$2,246,911	$3,059,854
License fees and other	902,280	879,737
	3,149,191	3,939,591
Costs and other expenses
Services	673,503	835,565
Cost of license fees and other	81,484	327,857
Selling, general and administrative	2,576,821	2,846,623
Research, development and engineering	1,654,638	2,075,070
	4,986,446	6,085,115
Operating loss	(1,837,255)	(2,145,524)
Other income (deductions)
Interest income	—	26,062
Interest expense	(2,666,609)	(834,916)
Derivative and warrant fair market value adjustments	2,197,233	3,576,881
Loss on extinguishment of debt	(813,432)
Dividends on mandatorily redeemable preferred stock	(15,205)	—
Other income (expense)	(15,176)	(20,000)
Total other income (deductions)	(1,313,189)	2,748,027
NET INCOME (LOSS)	$(3,150,444)	$602,503

Earnings (Loss) Per Share:
Basic	$(0.07)	$0.01
Diluted	$(0.07)	$(0.03)

Weighted Average Shares Outstanding:
Basic	46,738,170	42,662,253
Diluted	46,738,170	48,754,992

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
		Restated
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(3,150,444)	$602,503
Adjustments to reconcile net loss to cash used in operating activities:
Derivative and warrant fair value adjustments	(2,197,233)	(3,576,881)
Loss on extinguishment of debt	813,432	—
Depreciation	65,044	58,590
Amortization
Intangible assets	215,880	222,993
Financing fees	603,005	—
Discounts on convertible debt related to warrants and beneficial conversion features	1,220,202	463,202
Allowance for doubtful receivables	19,998	19,790
Deferred rent	(105,986)	(94,057)
Dividends on mandatorily redeemable preferred stock	15,205	—
Options and warrants issued for services and other	120,567	—
Loss on sale of investment	—	20,000
Change in assets and liabilities:
Accounts receivable trade	(1,504,834)	(655,593)
Costs and earnings in excess of billings on uncompleted contracts	1,255,102	92,235
Inventory	(1,734)	—
Prepaid expenses and other	(2,705)	(18,195)
Deposits	465,657	502,943
Accounts payable	318,003	(238,721)
Billings in excess of costs and earnings on uncompleted contracts	10,169	1,054,043
Accrued liabilities	137,554	776,864
Deferred revenue	1,045,733	350,922
Net cash used in operating activities	(657,385)	(419,362)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,720)	(73,348)
Expenditures for Patents	(9,983)	—
Proceeds from sale of marketable debt securities	—	980,000
Proceeds from sale of trademark	—	50,000
Net cash provided by (used in) investing activities	(23,703)	956,652
CASH FLOW FROM FINANCING ACTIVITIES:
Net advance from (to) stockholders	—	(12,753)
Issuance of long-term obligations	1,000,000	—
Repayment of long term obligations	(82,314)	(738,346)
Issuance of common stock in conversion	15	—
Exercise of warrants	—	528,164
Expenditures for financing costs	(64,799)	—
Net refund of offering costs	—	100,000
Net cash provided by (used in) financing activities	852,902	(122,935)
NET INCREASE (DECREASE) IN CASH	171,814	414,355
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,422,827	956,230
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,594,641	$1,370,585

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006 (Unaudited) and December 31, 2005 (Unaudited)

1.             BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of BIO-key International, Inc. and its wholly owned subsidiary (collectively, the “Company”) and are stated in conformity with accounting principles generally accepted in the United States, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As described further below, however, the financial statements have not been reviewed by an independent registered accounting firm. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. Significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the financial position and the results of its operations and cash flows for the periods presented. It is suggested that these interim consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, as amended (the “Form 10-KSB”). For those items that have been restated pursuant to footnote 15, the applicable footnotes from the Form 10-KSB have been superceded by the footnotes included herewith.

The financial statements presented in the Form 10-KSB had previously been audited by the Company’s independent registered accounting firm. As previously described by the Company in its Current Report on Form 8-K filed with the SEC on May 18, 2006, as amended, subsequent to the Company’s filing of the Form 10-KSB, it’s independent registered accounting firm has withdrawn their opinion dated March 29, 2006 to the December 31, 2005 and 2004 financial statements included in the Form 10-KSB. Additionally, they were unable to complete their review of the March 31, 2006 financials included herewith.

The accompanying financials, which have been restated as per footnote 15, present all adjustments that have been identified to date, however the financials previously issued continue to be reviewed by both the Company’s management and the SEC. Based on the findings of these reviews and any further comments, that we may receive from the SEC, additional adjustments maybe required.

Reclassifications

Certain amounts in the 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation. These reclassifications had no effect on the previously reported net loss or stockholders’ equity (deficit).

2.             LIQUIDITY AND CAPITAL RESOURCE MATTERS

Broad commercial acceptance of the Company’s technology is critical to the Company’s success and ability to generate revenues. The Company has only recently begun to generate significant revenues, has suffered recurring losses from operations and has a working capital deficit.

The Company is in need of additional capital. The Company is currently considering various alternatives related to raising additional capital including including new funding from other sources. No assurance can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained to meet its needs, or that such financing would not be dilutive to existing shareholders.

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

3.             STOCK BASED COMPENSATION

Effect of Adoption of SFAS 123R, Share-Based Payment

Prior to January 1, 2006, the Company’s employee stock compensation plans were accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under this method, no compensation expense was recognized as long as the exercise price equaled or exceeded the market price of the underlying stock on the date of the grant. The Company elected the disclosure-only alternative permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148”), for fixed stock-based awards to employees.

On December 31, 2005, the Company accelerated the vesting of certain of the outstanding options to purchase shares of the Company’s common stock with option exercise prices greater than the fair market value of the Company’s common stock on such date. The acceleration applies to all such options outstanding as of December 31, 2005 under the Company’s 1996 Stock Option Plan, 1999 Stock Option Plan and 2004 Stock Option Plan, except for options held by the Company’s executive officers subject to Section 16(b) of the Securities Exchange Act of 1934, as amended, and the members of the Company’s Board of Directors. Options to purchase up to 897,614 shares of the Company’s common stock, or 14% of the total shares of the Company’s common stock subject to outstanding options, with a weighted average exercise price of approximately $1.09 and varying remaining vesting schedules, are subject to this acceleration and become immediately vested and exercisable as of December 31, 2005. The number of shares, exercise prices and other term of the options subject to the acceleration remain unchanged.

As of January 1, 2006, the Company adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, as amended by SFAS 148, and requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized as an expense on the consolidated statements of operations. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates. Prior periods have not been restated to incorporate the stock-based compensation charge. The compensation expense recognized in connection with the adoption of SFAS 123R increased the company’s net loss by $120,567, with no effect per share. There was no impact on cash flows from operations, investment, or financing in connections with the adoptions of SFAS 123R. As the Company uses the full valuation allowance with respect to deferred taxes, the adoption of SFAS123R had no impact on deferred taxes.

Valuation Assumptions for Stock Options

For the quarter ended March 31, 2006, 1,798,000 stock options were granted. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2006	2005
Risk free interest rate	4.53-4.73%	4.00-4.18%
Expected life of options (in years)	4.4	7
Expected dividends	0	0
Volatility of stock price	127%	133%

Expected volatilities are based on historical volatilities of our common stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

                Fair Value Disclosures — Prior to SFAS 123R Adoption

Three Months Ended
March 31, 2005
(Restated)
Net income (loss):
As reported	602,503
Fair value-based expense, net of tax	(211,000)
Pro forma	391,503

Net income (loss) per common share:
Basic
As reported	0.01
Pro forma	0.01
Diluted
As reported	(0.10)
Pro forma	(0.10)

                Stock Option Activity

The following table summarizes stock option activity for the quarter ended March 31, 2006:

Number of Options

	1996 Plan	1999 Plan	2004 Plan	Non Plan	Total	Range of exercise price	Weighted average exercise price
Balance, as of December 31, 2004	231,380	1,176,669	1,960,000	4,158,000	7,526,049	0.19-6.42	0.94

Granted	18,018		831,000	700,000	1,549,018	0.38-1.34	0.90
Exercised	(96,668)	(97,000)		(60,000)	(253,668)	0.38-0.91	0.77
Expired or cancelled	(2,730)	(17,544)	(738,140)	(1,715,150)	(2,473,564)	0.35-1.62	1.00
Balance, as of December 31, 2005	150,000	1,062,125	2,052,860	3,082,850	6,347,835

Granted	—	—	748,000	1,050,000	1,798,000	0.67-.75	0.72
Exercised	—	—		—	—
Expired or cancelled	—	—	(42,610)	(14,850)	(57,460)	0.93-1.17	1.04
Balance, as of March 31, 2006	150,000	1,062,125	2,758,250	4,118,000	8,088,375	0.19-6.42	0.87

Available for future grants March 31, 2006	—	647,132	1,241,750	—	1,888,882

The options outstanding and exercisable at March 31, 2006 were in the following exercise price ranges:

Options Outstanding					Options Exercisable
Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate Intrinsic Value	Number of shares	Weighted average exercise price	Aggregate Intrinsic Value
$0.19	60,000	$0.19	2.40	$27,600	60,000	$0.19	$27,600
.29-.40	837,456	0.33	2.22	271,187	834,751	0.33	270,375
.46-.69	2,556,000	0.58	6.23	189,850	1,324,165	0.53	162,950
.75-1.11	2,823,419	0.95	5.78	—	1,493,418	1.07	—
1.17-1.62	1,763,500	1.30	5.34	—	1,330,162	1.30	—
6.42	48,000	6.42	1.87	—	48,000	6.42	—
.19-6.42	8,088,375			$488,637	5,090,496		$460,925

The weighted average remaining contractual life of options exercisable at March 31, 2006 was 3.97 years.

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.65 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2006 was 2,118,916.

The weighted average grant date fair value of options, as determined under SFAS No. 123R and SFAS 123, granted during the three months ended March 31, 2006 and March 31, 2005 was $0.56 and $1.17 per share, respectively.  The total intrinsic value of options exercised during the three-month period ended March 31, 2006 and March 31, 2005 was zero and $115,427, respectively. The aggregate intrinsic value of options vested during the 3 months ended March 31, 2006 was $0.

As of March 31, 2006 future compensation cost related to nonvested stock options is approximately $1,153,162 and will be recognized over an estimated weighted average period of approximately 4.0 years.

4.             EARNINGS PER SHARE COMMON STOCK “EPS”

The Company’s basic EPS is calculated using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes and preferred stock.

The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows for both of the following three month periods ending March 31,:

	2006	2005
		Restated

Numerator:

Net income (loss)	$(3,150,444)	$602,503

Dividends accumulated on cummulative preferred stock	(98,021)	(95,658)
Income available to common shareholders (basic eps)	(3,248,465)	506,845

Adjustment for interest expense and debt conversion features	—	(2,141,436)
Net earnings, adjusted (diluted EPS)	$(3,248,465)	$(1,634,591)

Denominator:
Weighted-average shares used to compute basic EPS	46,738,170	42,662,253
Effect of dilutive securities:
Convertible notes	—	6,092,739
Weighted-average shares used to compute diluted EPS	46,738,170	48,754,992

Earnings per share
Basic	$(0.07)	$0.01
Diluted	$(0.07)	$(0.03)

The following table summarizes the potential weighted average shares of common stock that were excluded from the diluted per share calculation, because the effect of including these potential shares was antidilutive.

	Three Months Ended March 31,
	2006	2005

Preferred Stock	5,703,302	6,889,452
Convertible Debt	12,844,568	—
Stock Options	841,487	1,498,564
Warrants	25,707	1,228,224

Potentially dilutive securities	19,415,064	9,616,240

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	For The Three Month’s Ended March 31,
	2006	2005

Stock options	4,864,741	1,070,250
Warrants	13,244,808	2,222,219

Total	18,109,549	3,292,469

5.             EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements at March 31, 2006 and December 31, 2005 consisted of the following:

	March 31,	December 31,
	2006	2005

Equipment	$466,405	$458,847
Furniture and fixtures	179,349	179,349
Software	104,414	104,414
Leasehold improvements	177,117	170,955
	927,285	913,565

Less accumulated depreciation and amortization	(430,342)	(365,298)

Total	$496,943	$548,267

6.             GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill resulted from the acquisition of Public Safety Group, Inc. and certain assets and assumed liabilities of the Mobile Government Division of Aether Systems, Inc. in 2004. As provided by SFAS No. 142, the Company has elected to perform the annual assessment of the carrying value of all goodwill as of September 30th of each year using a number of criteria, including the value of the overall enterprise. As of March 31, 2006, the Company believes no material impairment exists. Future impairment charges from existing operations or other acquisitions, if any, will be reflected as an operating expense in the statement of operations. As of December 31, 2005 and March 31, 2006, goodwill totaled $11,389,653.

Other intangible assets as of March 31, 2006 and December 31, 2005 consisted of the following:

	March 31,	December 31,
	2006	2005
Copyrighted software	$1,181,429	$1,181,429
Customer relationships	1,009,000	1,009,000
Trademarks	807,872	807,872
Developed technology	710,000	710,000
Marketing agreements	605,340	605,340
Patents and patents pending	293,762	283,779
	4,607,403	4,597,420

Less: accumulated amortization	(1,511,476)	(1,295,597)

Total	$3,095,927	$3,301,823

Aggregate amortization expense for the three months ended March 31, 2006 and 2005, was $215,879 and $215,682, respectively.

7.               CONVERTIBLE DEBT FINANCING

Long-term obligations consisted of the following as of:

	March 31,	December 31,
	2006	2005
2004
Convertible term notes	$5,771,248	$5,992,304
Discount	(4,049,388)	(2,134,340)
FMV of embedded derivatives	1,669,836	421,317
FMV of warrants	797,881	828,095
2005
Convertible term notes	5,244,723	5,284,723
Discount	(4,394,778)	(3,569,793)
FMV of embedded derivatives	2,046,967	590,226
FMV of warrants	596,393	655,416
2006
FMV of warrants	224,067	—
	7,906,949	8,067,948

Less current portion	6,288,608	6,584,437

Total	$1,618,341	$1,483,511

Senior Convertible Term Notes

2004 Notes

On September 29, 2004, we entered into a Securities Purchase Agreement (as amended, the “Senior Purchase Agreement”) with Laurus Master Fund, Ltd. (“Laurus”) and certain other institutional and accredited investors (together with Laurus, the “Senior Investors”). Under the Senior Purchase Agreement, the Company issued secured convertible term notes (as amended, the “Senior Convertible Notes”) in the aggregate principal amount of $5,050,000, convertible into common stock of the Company at $0.85 per share, and issued warrants (as amended, the “Senior Warrants”) to purchase an aggregate of 1,122,222 shares of our common stock at an exercise price of $1.00 per share.

The proceeds from this transaction were used in part to finance the Company’s acquisition of Aether Mobile Government (the “Aether Acquisition”). The Company’s obligations under the Senior Purchase Agreement, the Senior Convertible Notes and the Senior Warrants are secured by a security interest in all or substantially all of the Company’s assets.

Under the terms of the Senior Convertible Notes, we are required to make monthly payments of accrued interest beginning on November 1, 2004. In addition, the Senior Convertible Notes provide for monthly payments of principal in equal monthly increments of $157,813 thereof, plus accrued interest, commencing December 1, 2004. The Company made principal payments of $1,563 in December 2004, $1,453,831 in 2005 and $0 in 2006, $0 and $67,500 were also converted into common stock during 2006 and 2005 respectively. The Senior Convertible Notes bear interest at an initial rate equal to the prime rate plus two percent (2%), subject to a six percent (6%) floor. The interest rate on the Senior Convertible Notes is subject to reduction on a month-by-month basis if specified conditions are met. In particular, if (a) we register the common stock underlying the Senior Convertible Notes and Senior Warrants on a registration statement declared effective by the Securities and Exchange Commission and (b) our common stock is trading at a 25% or greater premium to the note conversion price, then the interest rate will be adjusted downward by 2.0% for each incremental 25% increase over the note conversion price.

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

The Senior Investors have the option at any time to convert any or all of the outstanding principal and accrued and unpaid interest on the Senior Convertible Notes into shares of our common stock at a conversion price of $0.85 per share. In addition, for each monthly payment under the note, the Senior Investors will be obligated to convert a portion of the monthly payment into common stock at the applicable conversion price, so long as:

•   the average closing price of our common stock (for the five trading days immediately preceding the payment date) is greater than $0.935 per share (which represents 110% of the note conversion price, based on the initial conversion price of $0.85),

•   such amount being converted does not exceed 25% of the aggregate dollar trading volume for such immediately preceding twenty-two trading days, and

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

Each Senior Investor has agreed, pursuant to the Senior Purchase Agreement, that neither it nor any of its affiliates and investment partners will (and will not cause any other person or entity, directly or indirectly, to) engage in “short sales” of our common stock for as long as any Senior Convertible Notes held by it remain outstanding. “Short sales” are contracts for the sale of shares of stock that the seller does not own, or certificates that are not within the seller’s control, so as to be available for delivery at the time when, under applicable rules, delivery must be made.

2005 Notes

On June 8, 2005, we entered into a Securities Purchase Agreement (as amended, the “Senior Purchase Agreement”) with Laurus Master Fund Ltd (“Laurus”). Under the Senior Purchase Agreement, the Company issued a Secured Convertible Term Note (as amended, the “Senior Convertible Note”) in the aggregate principal amount of $2,000,000, convertible into Common Stock of the Company in certain circumstances at $0.85 per share, and issued a warrant (as amended, the “Senior Warrant”) to purchase an aggregate of 444,444 shares of the Common Stock at a per share exercise price of $1.00. The aggregate consideration received by the Company, net of all fees and expenses, for the Senior Convertible Note and the Senior Warrant was approximately $1,841,000. The proceeds from this transaction are to be used for working capital purposes. The Company’s obligations under the Senior Purchase Agreement and the Senior Convertible Notes are secured by a security interest in all or substantially all of the Company’s assets.

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

Laurus has the option at any time to convert any or all of the outstanding principal and accrued and unpaid interest on the Senior Convertible Note into shares of our common stock at a conversion price of $0.85 per share. In addition, for each monthly payment under the note, Laurus will be obligated to convert a portion of the monthly payment into common stock at the applicable conversion price, so long as:

•   the average closing price of our common stock (for the five trading days immediately preceding the payment date) is greater than $0.935 per share (which represents 110% of the note conversion price, based on the initial conversion price of $0.85),

•   such amount being converted does not exceed 25% of the aggregate dollar trading volume for such immediately preceding twenty-two trading days, and

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

We have agreed to register with the Securities and Exchange Commission for resale the shares of common stock that are issuable upon conversion of the Senior Convertible Note and upon exercise of the Senior Warrant. Under the registration rights agreement, we were obligated to file a registration statement with the Securities and Exchange Commission on or before July 8, 2005, and to use reasonable commercial efforts to have the registration statement declared effective not later than September 6, 2005. The resale registration statement was initially filed with the Securities and Exchange Commission on July 8, 2005 for the shares underlying the Senior Convertible Note and Senior Warrant. If we fail to comply with our registration obligations, Laurus will be entitled to certain specified remedies, including monetary liquidated damages. In particular, for each 30 days (or such pro rated number of days) that we are out of compliance with our registration obligations, we will be subject to a liquidated damage assessment of 2% of the original principal amount of the Senior Convertible Note. As of March 31, 2006, this registration statement has not been declared effective; therefore, the Company has approximately $226,000 reserved for payment of liquidating damages and at December 31, 2005, $113,000. These damages were limited by a portion that had been waived by Laurus during 2005.

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

2004 and 2005 Senior Notes Amendment and Waiver

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

The Company also issued 150,000 shares (the “Newly Issued Shares”) of the Company’s Common Stock to Laurus in connection with the Secured Notes Amendment and Waiver. The Company granted Laurus registration rights with respect to these shares. In connection with the issuance of the Newly Issued Shares, Laurus agreed to waive the provisions of the Secured Notes regarding any adjustment of the fixed conversion price that would otherwise be triggered as a result of the issuance of the Newly Issued Shares and certain other securities which have a conversion price of $0.70 per share

Subordinated Convertible Term Notes

2004 Notes

On September 29, 2004, we entered into a Securities Purchase Agreement (as amended, the “Subordinated Purchase Agreement”) with The Shaar Fund, Ltd. (“Shaar”) and other existing shareholders of the Company and accredited investors (collectively, the “Subordinated Investors”) for $4,950,000. Under the Subordinated Purchase Agreement, the Company issued unsecured convertible term notes (as amended, the “Subordinated Convertible Notes”) in the aggregate principal amount of $4,950,000, convertible into common stock of the Company in certain circumstances at $0.70 per share, and issued warrants (as amended, the “Subordinated Warrants”) to purchase an aggregate of 1,099,997 shares of our common stock at an exercise price of $1.00 per share. The proceeds from this transaction were used in part to finance a portion of the Aether Acquisition and will be used in part for working capital purposes.

Under the terms of the Subordinated Convertible Notes, we are required to make monthly payments of accrued interest only beginning on November 1, 2004. In addition, the Subordinated Convertible Notes provide for monthly payments of principal in equal monthly increments of $154,688 thereof, plus accrued interest, commencing February 1, 2005, which payments may be made in shares of common stock at the option of each note holder. The Subordinated Investors converted $135,000 of these notes in 2004, $1,996,420 in 2005 and $70,000 in 2006. They also made principal payments of $82,314 and $454,380 in 2006 and 2005, respectively. The Subordinated Convertible Notes bear interest at an initial rate equal to the prime rate plus seven and one-half percent (7.5%), subject to an eleven percent (11%) floor.

We may prepay the Subordinated Convertible Notes at any time upon payment of an amount equal to 110% of the then outstanding principal balance, plus accrued and unpaid interest. Upon any such prepayment, the Senior Convertible Notes must also be prepaid. The Subordinated Investors have the option at any time to convert any or all of the outstanding principal and accrued and unpaid interest on the Subordinated Convertible Notes into shares of our common stock at a conversion price of $0.70 per share. During 2004, certain subordinated investors converted an aggregate principal amount of $135,000 into 100,000 shares of the Company’s common stock.

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

Upon an event of default, the rights and remedies of the Subordinated Investors will be subordinated to those of the Senior Investors pursuant to Subordination and Intercreditor Agreement dated as of September 30, 2004 by and among Laurus, as Collateral Agent, Shaar, as Purchaser Agent, Aether Systems, Inc., PSG and the Company.

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

2005 Notes

We entered into a Securities Purchase Agreement, effective as of May 31, 2005, (as amended, the “Subordinated Purchase Agreement”) with existing shareholders of the Company and other accredited investors (collectively, the “Subordinated Investors”). Under the Subordinated Purchase Agreement, the Company issued Convertible Term Notes (as amended, the “Subordinated Convertible Notes”) in the aggregate principal amount of $2,794,723,convertible into Common Stock of the Company in certain circumstances at $0.70 per share, and issued warrants (as amended, the “Subordinated Warrants”) to purchase an aggregate of 828,066 shares of the Common Stock at a per share exercise price of $1.00. The aggregate consideration received by the Company, net of all fees and expenses, for such Subordinated Convertible Notes and Subordinated Warrants was approximately $2,411,000. The proceeds from this transaction are to be used for working capital purposes. The Subordinated Convertible Notes were issued at a purchase price equal to $900 for each $1,000 of principal amount of the Note.

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

We may prepay the Subordinated Convertible Notes at any time upon payment of an amount equal to 120% of the then outstanding principal balance, plus accrued and unpaid interest. Upon any such prepayment, the Senior Convertible Note must also be prepaid. The Subordinated Investors have the option at any time to convert any or all of the outstanding principal and accrued and unpaid interest on the Subordinated Convertible Notes into shares of our common stock at a conversion price of $0.70 per share.

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

Upon an event of default, the rights and remedies of the Subordinated Investors will be subordinated to those of the Senior Investors pursuant to a Subordination and Intercreditor Agreement dated as of September 30, 2004 (as amended, supplemented or otherwise modified from time to time) by and among Laurus, as Collateral Agent, Shaar, as Purchaser Agent, Aether Systems, Inc., PSG and the Company.

We have agreed to register with the Securities and Exchange Commission for resale the shares of common stock that are issuable upon conversion of the Subordinated Convertible Notes and upon exercise of the Subordinated Warrants. Under the registration rights agreement, we were obligated to file a registration statement with the Securities and Exchange Commission on or before July 8, 2005, and to use reasonable commercial efforts to have the registration statement declared effective not later than September 6, 2005. The resale registration statement was initially filed with the Securities and Exchange Commission on July 8, 2005 for the shares underlying the Subordinated Convertible Notes and Subordinated Warrants. If we fail to comply with our registration obligations, the Subordinated Investors will be entitled to certain specified remedies, including monetary liquidated damages. In particular, for each 30 days (or such pro rated number of days) that we are out of compliance with our registration obligations, we will be subject to a liquidated damage assessment of 2% of the original principal amount of the Subordinated Convertible Notes. As of March 31, 2006, this registration statement has not been declared effective; therefore, the Company has approximately $404,000 reserved for payment of liquidating damages and at December 31, 2005, $202,000. These damages were limited by a portion that had been waived by one of the Subordinated Investors during 2005.

Each Subordinated Investor has agreed, pursuant to the Subordinated Purchase Agreement, that neither it nor any of its affiliates and investment partners will (and will not cause any other person or entity, directly or indirectly, to) engage in “short sales” of our common stock for as long as any Subordinated Convertible Notes held by it remain outstanding.

2004 and 2005 Subordinated Notes

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

2004 and 2005 Senior and Subordinated Notes

The Senior Notes’ features discussed above; such as a variety of conversion options, a variable interest rate feature, events of default and a variable liquidated damages clause are considered embedded derivative financial instruments. These features are described below, as follows:

• Principal’s conversion option:  The Notes are convertible at the Holder’s option at any time at the fixed conversion price of $0.85 per share. This conversion feature has been identified as an embedded derivative and has been bifurcated and recorded on the Company’s balance sheet at its fair value using the Binomial Option Pricing Model;

• Monthly Payments Conversion Option:  Holders have the option to convert the Notes’ monthly payment at a $0.85 per share conversion price if the common stock price is higher than 110% of the conversion price ($0.935), as long as the amount converted is not higher than 25% of trading volume for the last 22 trading days. If the Notes’ monthly payments are not converted, the payments will be paid in cash at 102% of such amount. This conversion feature has been identified as an embedded derivative and has been bifurcated and recorded on the Company’s balance sheet at its fair value using binomial models;

• Interest Rate Adjustment provision:  For every 25% increase in common stock value above $0.85 per share, the interest will be reduced by 2%. The interest rate may never be reduced below 0%. This conversion feature has been identified as an embedded derivative and has been bifurcated and recorded on the Company’s balance sheet at its fair value by measuring the impact of the derivative on the expected interest payment amount over the life of the Note;

• Default provision: In the event of default under the terms set forth above, the Senior Lenders will be entitled to specified remedies, including remedies under the Uniform Commercial Code; this feature has been identified as an embedded derivative and has been bifurcated and recorded on the Company’s balance sheet at its fair value;

The Subordinated Notes include certain features that are considered embedded derivative financial instruments, such as a variety of conversion options, a variable interest rate feature, events of default and a variable liquidated damages clause. These features are described below, as follows:

• Principal’s conversion option:  The Notes are convertible at the Holder’s option at any time at the fixed conversion price of $0.70 per share. This conversion feature has been identified as an embedded derivative and has been bifurcated and recorded on the Company’s balance sheet at its fair value;

• Monthly Payments Conversion Option:  Holders have the option to convert the Notes’ monthly payment at a $0.70 per share conversion price if the common stock price is higher than 110% of the conversion price ($0.77), as long as the amount converted is not higher than 25% of trading volume for the last 22 trading days. If the Notes’ monthly payments are not converted, the payments will be paid in cash at 102% of such amount. This conversion feature has been identified as an embedded derivative and has been bifurcated and recorded on the Company’s balance sheet at its fair value;

• Default provision: In the event of default under the terms set forth above, the unpaid principal balance on the Subordinated Convertible Notes, plus accrued interest, shall, at the note holder’s option, become immediately due and the Subordinated Investors shall be entitled to payment of additional default interest at the rate of 2.0% per annum on all amounts due under the Subordinated Convertible Notes. This feature has been identified as an embedded derivative and has been bifurcated and recorded on the Company’s balance sheet at its fair value;

In conjunction with the Senior Notes, the Company issued warrants to purchase 1,566,666 shares of common stock. In conjunction with the Subordinated Notes, the Company issued warrants to purchase 2,061,396 shares of common stock. The Company also issued warrants to the Investment Banker to purchase 892,615 shares of common stock in connection with services rendered related to the 2004 and 2005 notes.

As of September 30, 2005, the Company had incorrectly calculated certain interest obligations on certain subordinated notes issued by the Company in September 2004. Accordingly, the Company has corrected the error, and as of December 31, 2005 is current with respect to its obligations under the September 2004 subordinated notes.

The Company entered into an Amendment and Waiver with Laurus, dated as of August 31, 2005, pursuant to which the Company was permitted to defer the payment of the monthly principal amounts due and payable for the months of September, October, November and December 2005 under both (a) the Secured Convertible Term Note in the original principal amount of $5,000,000 issued by the Company to Laurus on September 29, 2004 (the “September 2004 Note”), and (b) the Secured Convertible Term Note in the original principal amount of $2,000,000 issued by the Company to Laurus on June 8, 2005 (the “June 2005 Note”), such aggregate deferred principal amounts being equal to $625,000 and $187,500,respectively. The deferred principal amount under the September 2004 Note is now due on September 29, 2007, the maturity date of that note, and will be paid at the same time the final payment is due with respect to that note upon maturity. The deferred principal amount under the June 2005 Note is now due on June 7, 2008, the maturity date of that note, and will be paid at the same time the final payment is due with respect to that note upon maturity. The Company will remain obligated to pay all monthly interest amounts under these notes as they are currently due.

Pursuant to this Amendment and Waiver, the Company issued an aggregate of 612,166 shares of its Common Stock as consideration for this principal payment deferral. The Company entered into a Registration Rights Agreement dated as of August 31, 2005, (the “Registration Rights Agreement”) pursuant to which the Company has agreed to file a registration statement with the Securities and Exchange Commission(the “SEC”) covering the resale of these shares of Common Stock on or before August 31, 2006.

The Company also entered into Amendment and Waivers, dated as of August 31, 2005, pursuant to which certain Subordinated Investors allowed the Company to defer the payment of the monthly principal amounts due and payable for the months of September, October, November and December 2005 under the Convertible Term Notes in the aggregate original principal amount of $2,800,000 issued by the Company to the Subordinated Investors on September 29, 2004 (the “Subordinated Notes”), such aggregate deferred principal amount being equal to $350,004. The deferred principal amount under each Subordinated Note is now due on September 29, 2007, the maturity date of each such note, and will be paid at the same time the final payment is due with respect to each such note upon maturity. The Company will remain obligated to pay all monthly interest amounts under these notes as they are currently due.

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

The accounting treatment of the derivatives and warrants requires that the Company record the derivatives and the warrant at their relative fair value as of the inception date of the agreement, and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives and warrants is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives and warrants is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. As of December 31, 2005 and March 31, 2006, respectively, the derivatives were valued at $1,011,543 and $3,716,803 the 2004 and 2005 notes. Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 87% to 141%; and risk free annual interest rate of 2.89% to 4.8% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using other binomial models and measuring the impact of the derivative on the expected interest payment amount over the life of the Note. The Warrants issued with the 2004 and 2005 debt financings classified as liabilities were valued at $1,618,341 and $1,483,510,  as of March 31, 2006 and December 31, 2005 respectively, using the Black Scholes Option Pricing model with the following assumptions: dividend yield of 0%; annual volatility of 91%-99% and risk-free interest rate of 4.8%, and dividend yield of 0%; annual volatility of 98% to 111%% and risk-free interest rate of 4.4%, respectively. Both the derivatives and warrants were classified as long-term liabilities.

At the time of issuance, the initial relative fair value assigned to the embedded derivatives was $3,714,589 and $2,031,414 for the 2004 and 2005 notes, respectively. The initial relative fair value assigned to the warrants was $1,912,639 and $1,233,153 for the 2004 and 2005 notes, respectively.

Both the derivatives and the warrants were recorded as discounts to the Notes and are being amortized to interest expense over the expected term of the debt, using the effective interest method. At March 31, 2006, the unamortized discount on the Notes was $3,151,635 and $3,472,122 for 2004 and 2005 notes, respectively. The effective interest rate on the Notes for the periods ended March 31, 2006 and December 31, 2005 ranged between 72% and 136% based on the frequency of principal payments as well as actual payments made. At December 31, 2005, the unamortized discount on the Notes was $2,134,340 and $3,569,793 for 2004 and 2005 notes, respectively.

Other Debt

The key provisions of the Company’s long-term notes and debentures issued prior to 2004 are as follows:

On April 28, 2005, The Shaar Fund Ltd. loaned $250,000 to the Company. The loan allowed for interest at 10% per annum and was paid in full in June 2005 in conjunction with the Company’s June financing activities.

The conversion and exercise prices of the Company’s convertible instruments, options and warrants discussed here and elsewhere were determined by individual negotiation between the Company and the individual security holders or grantees.

Primarily all of the Company’s interest expense during 2006 and 2005 related to obligations due Shaar. During 2006 and 2005, interest expense to Shaar was approximately $37,000 and $226,000, respectively.

2006 Notes

The Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), effective as of January 23,2006, with The Shaar Fund, Ltd., Longview Fund, L.P. and Longview Special Finance (collectively, the “Purchasers”).

Under the Securities Purchase Agreement, the Company issued to the Purchasers Convertible Term Notes (the “Convertible Notes”) in the aggregate principal amount of $1,000,000. The Convertible Notes converted into shares of the Series B Preferred Stock of the Company on February 23, 2006, which shares are convertible into shares of the Common Stock of the Company at an initial fixed conversion price of $0.70 per share.

In connection with the Purchasers’ purchase of the Notes, the Company also issued warrants to the Purchasers (the “Warrants”) to purchase up to an aggregate of 500,000 shares of the Company’s Common Stock (subject to adjustment as set forth therein) at a per share exercise price of $1.00 per share. The proceeds from this transaction will be used for general working capital purposes.

The Company entered into an Amendment No. 1 to Subordinated Secured Promissory Note, dated as of January 23, 2006 (the “Aether Note Amendment”), with Aether Systems, Inc. (“Aether”). Pursuant to the Aether Note Amendment, the Subordinated Secured Promissory Note issued by the Company to Aether on September 30,2004 in the aggregate maximum principal amount of $6,884,588 (the “Aether Note”), was amended to increase such aggregate maximum principal amount to $7,884,588. The Aether Note evidences a contingent reimbursement obligation of the Company to Aether and a surety fee payable by the Company to Aether, in each case with respect to a letter of credit maintained by Aether for the Company’s benefit in connection with the Company’s acquisition of the Mobile Government Division of Aether on September 30, 2004. The Company’s obligations under the Aether Note remain secured by a security interest granted to Aether in all or substantially all of the Company’s assets subordinated to the security interest of Laurus pursuant to the Secured Notes.

As of May 19, 2006 the Company was delinquent with respect to some interest obligations on certain subordinated notes issued in September 2004 and May 2005. Due to the cross default provisions contained in both the senior and subordinated notes, all outstanding debt is considered to be in default. Accordingly, the Company has reclassified approximately $8,849,000 of principal from long-term to current as of March 31, 2006 and approximately $9,734,000 of principal from long-term to current as of December 31, 2005. All of the related discount and embedded derivatives associated with the debt has also been reclassed to current.

8.               FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s derivative financial instruments consist of embedded derivatives related to the $7,050,000 Senior Secured Convertible Term Note and the $8,194,723 Subordinated Unsecured Convertible Term Note (“Notes’’). These embedded derivatives include certain conversion features and variable interest features. The Company also issued warrants to purchase shares of the Company’s Common stock as part of the debt financing. The accounting treatment of derivatives and the warrants requires that the Company record the derivatives and the warrants as a liability at their relative fair values as of the inception date of the agreement, and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives or the warrant is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives or warrant is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. As of December 31, 2005, the derivatives and warrants classified as liabilities were valued at $1,011,543 and $1,483,510 respectively. As of March 31, 2006, the derivatives and warrants classified as liabilities were valued at $3,716,803 and $1,618,341 respectively. Conversion related derivatives were valued at each quarter end using the Binomial Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility ranging from 141% to 87%; and risk free interest rate of 4.8% as well as probability analysis related to subsequent financing. In accordance with EITF 00-19, the derivatives are classified as long-term liabilities due to the possible monetary penalties associated with conversion features embedded within the debt instruments.

9.               ACCRUED LIABILITIES

Accrued liabilities at March 31, 2006 and December 31, 2005 consisted of the following:

	March 31,	December 31,
	2006	2005
Contract costs not yet invoiced by vendors	$3,339,211	$3,654,440
Compensation	564,957	614,934
Royalties	339,381	294,512
Interest	1,411,337	684,253
Other	367,083	272,376

Total	$6,021,969	$5,520,515

10.         MANDATORILY REDEEMABLE PREFERRED STOCK

The company issued 1,000,000 shares of mandatorily redeemable Series B Convertible Preferred Stock on February 23, 2006, upon the conversion of certain convertible term notes. Each share of Series B preferred stock has an Original Issue Price of $1.00 per share. The holder has the option to redeem the shares of Series B preferred stock at any time for a number of shares of the company’s common stock equal to the Original Issue Price plus accrued and unpaid dividends divided by the initial fixed conversion price of $.70 per share of Common Stock. The conversion price is subject to adjustment if common stock is issued by the company subsequent to the original issue date of the Series B preferred stock, except for other conversions, options, warrants, dividends paid in stock or pursuant to an acquisition by the company, at a price less than the conversion price. Mandatory conversion of all Series B shares will be automatic if, for the 30 trading days prior to January 1, 2009, the average closing bid price for one share of common stock is at least $1.10. The shares shall be converted at the conversion price then in effect. If the average bid price for the 30 trading days prior to January 1, 2009 per common share is less than $1.10 the company shall redeem al remaining outstanding Series B preferred stock by paying cash equal to $1.00 per share with all accrued and unpaid dividends.   The company may, at its election, redeem any or all of the remaining outstanding Series B shares in cash at a conversion price equal to $1.20 per share, together with all accrued and unpaid dividends upon giving 30 day notice. Holders of the Series B preferred stock are entitled to cumulative, prior and in preference to holders of common stock dividends equal to 15% of the Original Purchase Price, payable quarterly commencing April 1, 2006. In any liquidation of the company, each share of preferred stock is entitled to a liquidation preference in pari passu with the Series A Preferred stock before any distribution may be made on the company’s common stock.

In accordance with SFAS No. 150 — Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, mandatorily redeemable preferred stock is reported as a long-term liability in the Statements of Financial Position. As of March 31, 2006, 1,000,000 preferred stock shares are authorized, issued and outstanding, at a par value of $0.001 and a liquidation preference of $1.00.

11.           STOCKHOLDERS EQUITY

Common Stock

During the three months ended March 31, 2006, Investors converted convertible term notes in the aggregate principal amount of $170,000 and  $10,802 of accrued interest thereon into 115,431 shares of the Company’s common stock. Additionally, Investors converted 10,988 shares of preferred stock to 1,464,964 shares of common stock.

Convertible Preferred Stock

During the three months ended March 31, 2006, Investors converted a total of 9,000 shares of the Company’s Series A Preferred Stock and $125,475 of accrued dividends thereon into 1,464,964 shares of the Company’s $0.0001 par value common stock.

For the quarter ended March 31, 2006, approximately $98,000 and $15,000 in dividends were earned on the Series A and Series B preferred stock, respectively. As of March 31, 2006, approximately $496,000 and $15,000 in cumulative dividends had been earned on the Series A and Series B preferred stock, respectively.

Warrants

The following table summarizes the warrant activity for the 3 month period ending March 31, 2006:

Balance, December 31, 2005	13,188,280

Granted	500,000
Exchanged	—
Exercised	—
Expired or cancelled	(25,000)

Balance, March 31, 2006	13,663,280

12.           SEGMENT INFORMATION

In the fourth quarter of fiscal year 2005, the Company’s consolidated operations were divided into three segments: Law, Fire and Biometric. Prior to this segmentation of the business, management evaluated the business as one consolidated operation. For presentation and comparability purposes the allocation of costs between segments for prior periods have been estimated.

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

Geographically, North American sales accounted for approximately 100% of the Company’s total sales for three month periods ending March 31, 2006 and 2005.

Summarized financial information concerning our reportable segments is shown in the following table:

	Three Months Ended March 31,
	2006	2005
		Restated
Revenue:
Law	$2,024,625	$3,070,511
Fire	705,132	768,095
Biometrics	419,433	100,986
Consolidated Revenue	3,149,190	3,939,592
Segment operating income
Law	(702,208)	(846,473)
Fire	(575,085)	(474,831)
Biometrics	(559,962)	(824,220)
Total Segment Operating Income	(1,837,255)	(2,145,524)
Reconciliation to net loss
Interest expense	(2,666,609)	(834,916)
Ineterest income	—	26,062
Loss on extinguishment of debt	(813,432)	—
Derivative and warrant fair value adjustments	2,197,233	3,576,881
Dividends on mandatorily redeemable preferred stock	(15,205)	—
Other expense	(15,176)	(20,000)
Net income (loss)	$(3,150,444)	$602,503

13.                      SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2006	2005
Cash paid for:
Interest	441,926	329,952

Noncash Financing Activities:
Conversion of convertible debentures and notes, bridge notes and accrued interest into common stock	1,197,122	2,022,541
Issuance of Convertible Preferred Shares in exchange for debt	1,000,000	—
Issuance of common stock in conjunction with refinancing	127,500	—
Issuance of common stock in exchange for Series A preferred stock and cumulative dividends in arrears, thereon	—	72,188
Cashless exercise of options and warrants		164,075
Goodwill allocation adjustment		692,302
Issuance of Warrants	328,681

15.           RESTATEMENT

In the process of reviewing our amended registration statement for the securities issued in our May 2005 and June 2005 financing transactions and Form 10-KSB filed on March 30, 2006, the Securities and Exchange Commission (“SEC”) raised several questions with regard to our convertible term notes. Specifically, the SEC has suggested that we review the methodology used in the valuations of the embedded derivative instruments and also review whether warrants issued with our 2004 financing should be accounted for as an equity or liability classification.

Because of this ongoing review, as previously described by the Company in its Current Report on Form 8-K filed with the SEC on May 18, 2006, as amended, our auditors DS&B have withdrawn their audit opinion dated March 29, 2006 of our previously filed financial statements. The following note presents the adjustments identified by the Company at this time, which have not been audited. The schedules below provide a reconciliation to the financial statements presented herein to those previously provided.

The items that were identified as requiring restatement were:

Accounting for Warrants Related to the Company’s 2004 Debt Financing

Based on certain registration rights provisions it was determined that the warrants issued with the 2004 Debt Financing would require continued classification as a liability and revalued every quarter. The Company previously classified the warrants as equity upon the registration rights agreement becoming effective during the fourth quarter of 2004.

Valuations of Embedded Derivatives

The initial valuation methodology overstated the value of the conversion option derivatives. The company’s review of the valuations of the embedded derivatives determined that the valuation of the principal conversion option and the monthly payments conversion option shared certain components that resulted in a double counting of the embedded derivative valuation. As such the company has adjusted its valuations of these embedded derivatives.

Additional Derivative (Default Provision)

The company also reviewed the default provisions set forth in the debt instruments and determined that an additional embedded derivative existed, that required bifurcation from the host contract and revalued on a quarterly basis.

The errors identified to date in our previously reported financial information, and the failure to prevent them or detect them in our financial reporting process, were largely attributable to errors in the valuations of the previously identified embedded derivatives.

The scope and process of the Company’s internal review of previously reported financial information is still ongoing. All dates and periods presented herein have been restated to present the results of our operations given the current status of our review. Open items that are still being reviewed and may potentially effect previously reported financials, including those presented herein, include the valuation method used in determining the fair value of the embedded derivatives.

Based on our continuing review and communications with the SEC, we may determine that a further restatement of previously reported financial information will be required. At the time of this filing we are in the process of responding to additional comments from the SEC. We believe the only items that will be affected by our response are as listed above and detailed in the tables below, but additional changes may be forthcoming.  Our previously reported financial information should no longer be relied upon. Our auditors have retracted their report dated March 29, 2006 on our previously filed statements.

The following tables summarize the impact of the adjustments identified to date on the previously filed balance sheet, income statement and statement of cash flows and the amounts used in the comparative statements in this filing.

The following tables set forth for the quarter the amounts of the restatement adjustments and reconciliation from previously reported amounts to restated amounts.

	Three Months Ended March 31, 2005 (Unaudited)
	As Previously	Effect of	As
	Reported	Restatement	Restated
Revenues
Services	$3,059,854	$—	$3,059,854
License fees and other	879,737	—	879,737
	3,939,591		3,939,591
Costs and other expenses
Cost of services	835,565	—	835,565
Cost of license fees and other	327,857	—	327,857
Selling, general and administrative	2,846,623	—	2,846,623
Research, development and engineering	2,075,070	—	2,075,070
	6,085,115	—	6,085,115
Operating loss	(2,145,524)	—	(2,145,524)
Other income (deductions)
Interest income	26,062	—	26,062
Interest expense	(1,318,373)	483,457	(834,916)
Derivative and warrant fair value adjustments	6,554,565	(2,977,684)	3,576,881
Gain on sale of marketable securities	(20,000)	—	(20,000)
Total other income (deductions)	5,242,254	(2,494,227)	2,748,027
NET INCOME (LOSS)	$3,096,730	$(2,494,227)	$602,503

Basic Earnings (Loss) per Share:
Numerator
Net income (loss)	$3,096,730	$(2,494,227)	$602,503

Convertible preferred stock dividends and accretion	(89,185)	(6,473)	(95,658)

Net income (loss) attributable to common shareholders	$3,007,545	$(2,500,700)	$506,845

Denominator
Weighted average common shares outstanding	42,662,253	42,662,253	42,662,253

Basic Earnings (Loss) per Share	$0.07	$(0.06)	$0.01

Diluted Earnings (Loss) per Share:
Numerator
Net income (loss) attributable to common shareholders	$3,007,545	$(2,500,700)	$506,845

Effect of Dilutive Securities:
Convertible Debentures	(5,406,505)	3,265,069	(2,141,436)

Net income (loss) attributable to common shareholders and assumed conversions	$(2,398,960)	$764,369	$(1,634,591)

Denominator
Weighted average shares outstanding	42,662,253		42,662,253

Effect of Dilutive Securities:
Convertible Debentures	6,092,739		6,092,739

Diluted weighted average common shares and common equivalents outstanding	48,754,992	48,754,992	48,754,992

Diluted Earnings (Loss) per Share	$(0.05)	$0.02	$(0.03)

CONSOLIDATED BALANCE SHEET

	As of December 31, 2005 (Unaudited)
	As Previously Reported	Effect of Restatement	As Restated
ASSETS
Cash and cash equivalents	$1,422,827	$—	$1,422,827
Receivables
Billed less allowance for doubtful receivables as of $160,000	1,635,371	—	1,635,371
Unbilled	201,942	—	201,942
Costs and earnings in excess of billings on uncompleted contracts	4,321,392	—	4,321,392
Inventory	8,760	—	8,760
Prepaid expenses	137,000	—	137,000
Total current assets	7,727,292		7,727,292
Equipment and leasehold improvements, net	548,267	—	548,267
Deposits	1,828,560	—	1,828,560
Intangible assets—less accumulated amortization	3,311,823	—	3,311,823
Deferred financing costs, net	1,552,338	—	1,552,338
Goodwill	11,389,654	—	11,389,654
Total non-current assets	18,630,642	—	18,630,642
TOTAL ASSETS	$26,357,934	$—	$26,357,934
LIABILITIES
Current maturities of long-term obligations	$1,201,207	$(121,196)	$1,080,011
Accounts payable	833,608	—	833,608
Billing in excess of costs and earnings on uncompleted contracts	32,385	—	32,385
Accrued liabilities	5,520,515	—	5,520,515
Deferred rent	443,603	—	443,603
Deferred revenue	3,264,283	—	3,264,283
Total current liabilities	11,295,601	(121,196)	11,174,405
Long-term obligations, net of discount and current maturities	3,723,017	3,264,920	6,987,937
Deferred rent	867,850	—	867,850
Deferred revenue	1,163,738	—	1,163,738
Total non-current liabilities	5,754,605	3,264,920	9,019,525
TOTAL LIABILITIES	17,050,206	3,143,724	20,193,930
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock-authorized, 5,000,000 shares (liquidation preference of $100 per share) Series A 7% Convertible; issued and outstanding, 44,557shares of $.0001 par value	4	—	4
Common stock-authorized, 85,000,000 shares, 46,306,589 issued and outstanding of $.0001 par value	4,632	—	4,632
Additional paid-in capital	51,529,332	(2,608,016)	48,921,316
Accumulated deficit	(42,226,240)	(535,708)	(42,761,948)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	9,307,728	(3,143,724)	6,164,004
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
	$26,357,934	$	$26,357,934

	Three Months Ended March 31, 2005 (Unaudited)
	As Previously Reported	Effect of Restatement	As Restated
Cash flow from operating activities
Net income (loss)	$3,096,730	$(2,494,227)	$602,503
Adjustments to reconcile net income (loss) to cash used in operating activities:
Derivative and warrant fair value adjustments	(6,554,565)	2,977,684	(3,576,881)
Depreciation	58,590	—	58,590
Amortization
Intangible assets	222,993	—	222,993
Discounts on convertible debt related to warrants and beneficial conversion features	946,659	(483,457)	463,202
Allowance for doubtful receivables	19,790	—	19,790
Deferred rent	(94,057)	—	(94,057)
Loss on sale of investment	20,000	—	20,000
Change in assets and liabilities:
Accounts receivable trade	(655,593)		(655,593)
Costs and earnings in excess of billings on uncompleted contracts	92,235	—	92,235
Prepaid expenses and other	(18,195)	—	(18,195)
Accounts payable	(238,721)	—	(238,721)
Billings in excess of costs and earnings on uncompleted contracts	1,054,043	—	1,054,043
Accrued liabilities	776,864	—	776,864
Deferred revenue	350,922	—	350,922
Net cash used in operating activities	(922,305)	—	(922,305)

Cash flow from investing activities
Net cash provided by investing activities	1,459,595	—	1,459,595
Cash flow from financing activities
Net cash used in financing activities	(122,935)	—	(122,935)

Net increase in cash and equivalents	414,355	—	414,355
Cash and cash equivalents, beginning of period	956,230	—	956,230
Cash and cash equivalents, end of period	$1,370,585	$—	$1,370,585

16.         EXTINGUISHMENT OF DEBT

To address certain liquidity issues, on January 23, 2006, the Company issued convertible debt, common stock and warrants in consideration for certain modifications of its outstanding 2004 and 2005 Notes. Pursuant to this activity:

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

In accordance with the Emerging Issues Task Force of the FASB No. 96-19, Debtor’s Accounting for Modification or Exchange of Debt Terms (“EITF 96-19”), the Company recorded a non-operating loss on extinguishment of debt of $813,432. The loss mainly relates to the accounting for the effect of the modification of certain embedded derivatives, which represented approximately a $4,543,000 loss. In accordance with EITF 96-19, the New Notes are recorded in the Company’s balance sheet at fair value at the date of the modification, which at January 23, 2006 was $15,997,459, including the fair market value of embedded derivatives.

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

As previously described in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (as amended, the “Form 10-KSB”), the Company determined, as a result of comments received from the staff (the “Staff”) of the Securities and Exchange Commission (the “Commission”) in connection with its review of our registration statement on Form SB-2 which was initially filed with the Commission on July 8, 2005 (the “Registration Statement”), that a restatement of our previously reported financial information was required, in part, due to our further consideration of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” in evaluating whether there were any embedded derivative instruments contained in our outstanding convertible term notes and  the correct classification of such notes. Such notes were issued in connection with (i) the Securities Purchase Agreements (the “Senior Purchase Agreements”) entered into in September 2004 and June 2005 by and among the Company and certain institutional and accredited investors, pursuant to which the Company issued secured convertible term notes, convertible into common stock of the Company in certain circumstances, and warrants to purchase shares of the Company’s common stock, and (ii) the Securities Purchase Agreements (the “Subordinated Purchase Agreements”) entered into in September 2004 and May 2005 by and among the Company and existing shareholders of the Company and other accredited investors, pursuant to which the Company issued unsecured convertible term notes convertible into common stock of the Company in certain circumstances and warrants to purchase shares of the Company’s common stock. Accordingly, we restated our previously reported financial information for the years ended December 31, 2003 and 2004 and our previously reported unaudited financial statements for the first, second and third quarters of 2003, 2004 and 2005, as further described in the Form 10-KSB.

Subsequent to our filing of the Form 10-KSB, the Staff provided the Company with further comments with respect to the manner of the Company’s accounting for certain derivatives and warrants included within the securities issued pursuant to the Senior Purchase Agreements and the Subordinated Purchase Agreements. Although the Company has responded to these comments from the Staff, we have been informed by letter from the Staff that they are continuing their review of our response and that they have further comments with respect to such accounting matters. The Company will continue to review its accounting determinations and will respond to such comments accordingly.

On May 15, 2006, in light of the comments received to date from the Staff with respect to the accounting for certain derivatives and warrants, the Company determined that it will have to restate its financial statements for the years ended December 31, 2004 and December 31, 2005 as well as the periods ended September 30, 2004, March 31, 2005, June 30, 2005 and September 30, 2005 included within the Form 10-KSB, and that those financial statements should not be relied upon. As was the case with the earlier restatement, the Company does not believe that this restatement will have any effect on the Company’s cash balance for these periods.

Given the Staff’s comments with respect to the Company’s Registration Statement and periodic reports as described above, DS&B informed the Audit Committee by letter dated May 16, 2006 that they have withdrawn their audit report included in the 10-KSB related to the Company’s financial statements for the years ended December 31, 2004 and December 31, 2005 and that they will be unable to complete their review of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, which the Company intends to file no later than May 22, 2006. DS&B informed the Audit Committee that the withdrawal of their audit report relates to the Staff’s comments regarding the manner of accounting for certain derivatives and warrants and that there is no other material basis for such withdrawal.

Accordingly, the financial statements presented herewith may require further restatement, based on the results of these ongoing reviews. Until such time that the extent of the restatements have been finalized the Company will not be able to issue the fully restated financial statements noted above.

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

Since our inception in 1993, we have spent substantial time and effort in completing the development of what we believe is the most discriminating and effective finger biometric technology available. During the past two years, our focus has shifted to marketing and selling this technology and completing strategic acquisitions that can help us leverage our capability to deliver identification solutions. We have built a direct sale force of professionals with substantial experience in selling technology solutions to government and corporate customers. We expect to continue to add additional qualified personnel.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies and estimates since the end of our 2005 fiscal year. For detailed information on our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

With the adoption of SFAS 123R at the beginning of the Company’s first fiscal quarter of 2006, we added “Stock-Based Compensation” as a critical accounting policy.

Stock-Based Compensation

As of January 1, 2006, the Company adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, as amended by SFAS 148, and requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized as an expense on the consolidated statements of operations. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates. Prior periods have not been restated to incorporate the stock-based compensation charge. The compensation expense recognized in connection with the adoption of SFAS 123R increased the company’s net loss by $120,567 and with no effect per share. There was no impact on cash flows from operations, investment, or financing in connections with the adoptions of SFAS 123R. As the Company uses the full valuation allowance with respect to deferred taxes, the adoption of SFAS123R had no impact on deferred taxes.

There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized under FAS 123R during the three months ended March 31, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

Not applicable for the current period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

INTRODUCTION

In the fourth quarter of 2005, the Company restructured its operations into three business segments: Biometrics, Law Enforcement and Fire Safety. Each segment will be headed by a General Manager and organized to quickly respond to market needs as well as to drive down costs to achieve profitability. Management believes that this initiative will lead to increased opportunities throughout 2006 as the General Managers continue to develop their business units. During the first quarter of 2006 the Company continued to stay focused on its objectives of increasing revenue and managing expenses.

Consolidated Results of Operations - Percent Trend

	Three Months Ended March 31,
	2006	2005
		(Restated)
Revenues
Services	71%	78%
License fees and other	29%	22%
	100%	100%
Costs and other expenses
Services	21%	21%
Cost of license fees and other	3%	8%
Selling, general and administrative	82%	72%
Research, development and engineering	53%	53%
	159%	154%
Operating loss	-59%	-54%

Other income (deductions)
Total other income (deductions)	-41%	69.8%
NET INCOME (LOSS)	-100%	15%

We have three reporting segments: Law Enforcement, Fire Safety and Biometrics. The Law Enforcement and Fire Safety segments were purchased during 2004. In the fourth quarter of 2005 the Company restructured its operations into three business segments, prior to this segmentation of the business, management evaluated the business as one consolidated operation. For presentation and comparability purposes the allocation of costs between segments for prior periods has been estimated.

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

	Three months ended
	March 31,
	2006	2005	$ Change	% Change
		Restated
Revenues
Law Enforcement
Service	$1,598,559	2,352,776	$(754,217)	-32%
License & other	426,066	717,734	(291,668)	-41%
	2,024,625	3,070,510	(1,045,885)	-34%
Fire Safety
Service	631,733	662,228	(30,495)	-5%
License & other	73,400	105,867	(32,467)	-31%
	705,133	768,095	(62,962)	-8%
Biometrics
Service	16,618	44,850	(28,232)	-63%
License & other	402,816	56,135	346,681	618%
	419,434	100,985	318,449	315%

Total Revenue	$3,149,192	$3,939,590	$(790,398)	-20%

Cost of goods sold
Law Enforcement
Service	$403,441	$675,473	$(272,032)	-40%
License & other	33,088	251,251	(218,163)	-87%
	436,529	926,724	(490,195)	-53%
Fire Safety
Service	210,289	146,829	63,460	43%
License & other	37,560	55,570	(18,010)	-32%
	247,849	202,399	45,450	22%
Biometrics
Service	59,773	13,264	46,509	351%
License & other	10,837	21,035	(10,198)	-48%
	70,610	34,299	36,311	106%
Total COGS
	$754,988	$1,163,422	$(408,434)	-35%

Revenues

Law Enforcement

The decrease in revenue for this segment from 2005 was primarily attributable to a reduction in revenue from longer-term project work of approximately $854,000 as the Company moves to more of a licensing based model.

Fire Safety

The revenue for this segment decreased over the same quarter in the prior year. Although revenue decreased, the company expects future growth in the segment as the market for fire safety products continues to remain strong, and the decrease is mainly attributable to timing of orders being received.

Biometrics

During the first quarter of 2006 the Biometric segment continued to show strong revenue growth. The growth in the current quarter was primarily attributable a large license order from a new customer. The Biometric business continues to gain traction and acceptance in the market place and is pursuing new customers to grow its installed customer base.

Costs of goods sold

Law Enforcement

License and other costs are attributable primarily to revenues derived from product sales for which we are required to pay a royalty. The decrease in cost is primarily driven by the sales mix and is solely dependent specifically on what products were sold.

Due to the change in focus from long-term project revenue to licensing agreements, cost of good sold also decreased as labor costs, both employees costs are reduced and consultants are eliminated as projects are completed.

Fire Safety

License and other costs are attributable primarily to revenues derived from product sales for which we are required to pay a royalty. The slight decrease in cost is primarily driven by the sales volume in addition to product mix. These costs are solely dependent specifically on what products were sold.

Services costs have decreased slightly over the same quarter in the prior year, which is line with the slight decrease in service revenue for this business segment.

Biometrics

License and other costs are primarily related to the hardware costs related to sales of biometric fingerprint readers. The change in cost of goods sold is directly attributable to the product mix between types of readers sold and the volume of readers sold.

Selling, general and administrative

	Three months ended
	March 31,
	2006	2005	$ Change	% Change
		Restated

Law Enforcement	$1,254,277	$1,798,673	$(544,396)	-30%
Fire Safety	$754,827	674,599	$80,228	12%
Biometrics	$567,716	373,351	$194,365	52%

Total	$2,576,820	$2,846,623	$(269,803)	-9%

SG&A costs are allocated based on the Segment’s percentage of revenue. Changes in SG&A costs between business segments are the result of the change in their respective percentage of BIO-key’s total revenue.

The overall decline in total SG&A costs is primarily attributable to the continued focus by management on cost reduction initiatives taken on during 2005 after the acquisitions of Public Safety Group and Aether Mobile Government were completed. Management believes the appropriate resources are in place to support its strategic goals but also continues to analyze the expense structure and continues to explore ways to further reduce costs. These reductions have been offset by additional costs related to reporting and compliance that the Company has experienced due to the restatements of our previously filed financial statements. The Company expects that these additional costs will continue into the second quarter as our discussions with the SEC continue.

Research, development and engineering

	Three months ended
	March 31,
	2006	2005	$ Change	% Change
		Restated

Law Enforcement	$942,150	$1,191,587	$(249,437)	-21%
Fire Safety	$334,173	365,928	$(31,755)	-9%
Biometrics	$378,316	517,555	$(139,239)	-27%

Total	$1,654,639	$2,075,070	$(420,431)	-20%

Law Enforcement and Fire Safety

R & D costs have decreased in the first quarter of 2006 as compared to 2005 primarily related to the staff and cost structure reductions undertaken to move the company toward the break-even point while still supporting sales growth.

Biometrics

R & D costs have decrease in the first quarter of 2006 as compared to 2005, however BIO-key continues to develop further integration of its Biometric software solutions in other products with in Company as well as partnering with other solutions in the marketplace.

Other income and expense

	Three months ended
	March 31,
	2006	2005	$ Change	% Change
		Restated

Interest income	$—	$26,062	(26,062)	-100%
Interest expense	(2,666,609)	(834,916)	(1,831,693)	219%
Loss on extinguishment of debt	(813,432)	—	(813,432)	n/a
Derivative and warrant fair value adjustments	2,197,233	3,576,881	(1,379,648)	-39%
Other income (expense)	(15,176)	(20,000)	4,824	n/a

Total	$(1,297,984)	$2,748,027	(4,046,011)	-147%

For the quarter ended March 31, 2006, consolidated interest expense increased $1,831,693 or 219% as compared to the same quarter in 2005. The increase was attributable to increases in long term debt, related discount and other debt related instruments. Interest expense includes actual cash paid for interest as well non-cash charges for amortization of debt discounts, and interest expense on the deferred rent obligations. The increase in interest expense was primarily related to the default interest provisions and the liquidating damages provision during 2006 which approximated $375,000 and $315,000, respectively.

For the quarter ended March 31, 2006, consolidated interest income decreased $26,062 or 100% as compared to the same quarter in 2005, which was attributable to the average amount of cash held on hand in interest bearing accounts.

For the quarters ended March 31, 2006 and 2005, derivative and warrant fair value adjustments decreased which was attributable to changes in the fair market value of embedded derivatives and detachable warrants issued with convertible debt. The changes represent non-cash income and expenses charges to the statement of operations. The fair value of the derivatives will fluctuate based on; our stock price on the valuation date, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate, and the time to maturity of the outstanding debt at different points in time. All of the above variables remained relatively constant compared to the last valuation date, which was December 31, 2005. Another factor that contributed to the change was the additional derivatives recorded as a result of the May, June and July 2005 and January 2006 debt traunches.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during the three months ended March 31, 2006 was approximately $657,000 compared to approximately $419,000 during the three months ended March 31, 2005. The primary use of cash for both years was to fund the net loss. Net cash used in investing activities for the three months ended March 31, 2006 was approximately $24,000 compared to net cash provided by investing activities of approximately $957,000 for the corresponding period in 2005. The 2005 amount consisted of approximately $980,000 from sale of marketable securities and $50,000 in proceeds from the sale of a trademark. These amounts were partially offset by fixed asset purchases of approximately $73,000. Net cash provided by financing activities during the three months ended March 31, 2006 was approximately $853,000 compared to net cash used in financing activities of approximately $123,000 in the corresponding period in 2005. The 2006 amount included debt proceeds of $1,000,000 offset by $82,000 of debt repayments and $65,000 for costs to issue the new debt. The 2005 amount included debt repayments of approximately $751,000, which were partially offset by approximately $528,000 in proceeds from warrant and option exercises.

Working capital deficit at March 31, 2006 was approximately $10,093,155 as compared to a deficit of approximately $8,951,539 at December 31, 2005.

Since January 7, 1993 (date of inception), our capital needs have been principally met through proceeds from the sale of equity and debt securities.

We do not expect any material capital expenditures during the next twelve months.

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Liquidity outlook

At March 31, 2006 our total of cash and cash equivalents was $1,594,641 as compared to $1,422,827 at December 31, 2005. As discussed above, the Company has financed itself through access to the capital markets by issuing debt securities, convertible preferred stock and common stock.

As of May 17, 2006, we had cash resources of approximately $1,200,000 and $11,072,000 of convertible debt remaining as described in the “Long-Term Obligations” footnote of this report. We currently require approximately $1,700,000 per month to conduct our operations. During the first quarter of 2006, we generated approximately $3,149,000 of revenue and expect to increase quarterly revenue in 2006.

The Company has undertaken strategic steps to position itself to realize positive cash flows from operations in the future by increasing revenues and better managing expenses. These steps include the acquisition of two enterprises in 2004. Although the acquisitions inherently produced a greater demand for cash than we would have liked, we are confident that many of the initial costs are isolated in nature and will not be recurring year after year. The Company has also taken strategic steps to downsize the workforce in areas that we felt were either non-essential or not in line with where we wanted the Company to develop in the near future. The Company has also recently experienced additional costs associated with various compliance related activities.

We will need to obtain additional funding to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. Due to several factors, including our history of losses and limited revenue, our independent auditors have included an explanatory paragraph in opinions that they have previously issued as to the substantial doubt about our ability to continue as a going concern. Our long-term viability and growth will depend upon the successful commercialization of our technologies and our ability to obtain adequate financing. To the extent that we require such additional financing, no assurance can be given that any form of additional financing will be available on terms acceptable to us, that adequate financing will be obtained to meet our needs, or that such financing would not be dilutive to existing stockholders. If available financing is insufficient or unavailable or we fail to continue to generate meaningful revenue, we may be required to further reduce operating expenses, delay the expansion of operations, or be unable to pursue merger or acquisition candidates.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13(a)-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out by the Company under the supervision and with the participation of the Company’s Co-Chief Executive Officers (“Co-CEO’s”) and Chief Financial Officer (“CFO”). As previously described in our Quarterly Reports on Form10-QSB for the periods ended March 31, 2005, June 30, 2005, September 30, 2005, and in our Annual Report on Form 10-KSB for the year ended December 31, 2005, we noted that our independent auditors, in a letter to the Audit Committee of the Company’s Board of Directors dated April 18, 2005, had identified material weaknesses in the Company’s internal control systems.

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

In response, the Company has addressed, or is in the process of addressing, each of these items as follows:

•                  Inadequate System to capture Disclosure Items

•                  In February 2005, the Company hired an Assistant Controller with over twenty years of finance and accounting experience.

•      In February 2005, the Company retained the services of a financial consultant with extensive experience in public company reporting.  This individual provided assistance in completing all of the Company’s regulatory filings through September 2005.

•                  In April 2005, the Company hired a Manager of Finance with over twenty years of experience in finance and accounting.

•                  In October 2005, the Company retained the services of a consulting firm that specializes in handling complex accounting issues to assist with its SB-2 registration statement and the response to the SEC Staff’s comments related to that statement.

•                  In November 2005, the Company replaced the Assistant Controller with a Corporate Controller. This individual is a Certified Public Accountant with over ten years experience.

•                  In December 2005, the Company hired a Manager of Accounting Operations with four years public accounting experience who started in December 2005.

•                  In March 2006, the Company hired a Manager of Reporting who is a Certified Public Accountant with eighteen years of experience.

•                  Inadequate Internal Process of Review for Account Reconciliations

•                  In order to address this issue, the Company has hired a number of senior members of its finance team and retained the services of consultants as further described above.

•                  During the fourth quarter of 2005, the Company instituted a more formal general ledger close process. Reconciliations for all balance sheet accounts are now prepared by the accounting staff and then reviewed by either the Manager of Accounting Operations or the Corporate Controller prior to the preparation of the financial statements.

•                  Inadequate Documentation of Internal Controls

•                  In conjunction with the assistance of certain consultants, the Company is currently in the process of identifying its key internal controls. These controls will then be documented and used as a starting point to comply with Section 404 of the Sarbanes-Oxley Act of 2002 when such compliance becomes mandatory for the Company pursuant to applicable SEC rules.

•                  Inadequate Internal Process Around Drafting of periodic filings with the Securities and Exchange Commission

•                  In order to address this issue, the Company has hired a number of senior members of its finance team and retained the services of consultants as further described above.

•                  As part of the drafting of the Company’s Form 10-KSB for 2005, the Company’s Audit Committee increased its oversight of the disclosure and reporting processes.

•                  In preparing the Form 10-KSB for 2005, the Company utilized a formal disclosure checklist to ensure accuracy.

As noted above, the Company has identified four areas of material weakness in its internal controls systems. While significant progress has been made to date to correct these weaknesses, we believe that all four areas still constitute material weaknesses. Based upon their evaluation of these conditions, the Company’s Co-CEOs and CFO concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

The Company intends to continue to implement changes to its internal control system in 2006 to remediate the material weaknesses that have previously been identified. Most of the process improvements detailed above were initiated in the fourth quarter of 2005 and several of the key personnel were also hired during that period. The Company believes that it will take two to three quarters before the full benefit of these changes will be realized. Also, we will continue to make additions to our finance organization and related processes in an effort to strengthen our internal controls.

PART II — OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of May 19, 2006 the Company was delinquent with respect to some interest obligations on certain subordinated notes issued in September 2004 and May 2005. Due to the cross default provisions contained in both the senior and subordinated notes, all outstanding debt is considered to be in default. Accordingly, the Company has reclassified approximately $8,849,000 of principal from long-term to current as of March 31, 2006 and approximately $9,734,000 of principal from long-term to current as of December 31, 2005. All of the related discount and embedded derivatives associated with the debt has also been reclassed to current.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Stockholders was held on February 22, 2006 at the offices of Choate, Hall & Stewart LLP, located at Two International Place, Boston, Massachusetts. The only matter to be considered and acted upon at the meeting was to approve an amendment to BIO-key’s Certificate of Incorporation to increase the number of authorized shares of common stock from 85,000,000 to 170,000,000.  The proposal voted upon at the Special Meeting was approved by the Stockholders. The number of votes cast for, against or withheld, as well as the number of abstentions, as to such matter, is set forth below.

With regard to the proposal to approve the amendment of our Certificate of Incorporation to increase the number of authorized shares of our Common Stock from 85,000,000 to 170,000,000, 93.9% of the Common Stock were voted in favor of this proposal. Of the votes cast, 37,919,330 shares of our Common Stock were voted in favor of the approval of the amendment, 2,350,203 shares of our Common Stock were voted against the approval of the amendment and 124,178 shares of our Common Stock abstained from voting.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-Key International, Inc.

Dated: May 22, 2006	/s/ Michael W. DePasquale
Michael W. DePasquale
Co-Chief Executive Officer

Dated: May 22, 2006	/s/ Thomas J. Colatosti
Thomas J. Colatosti
Co-Chief Executive Officer

Dated: May 22, 2006	/s/ Francis J. Cusick
Francis J. Cusick
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.4 (5)	Certificate of Amendment of Certificate of Incorporation of BIO-key International, Inc., a Delaware corporation
3.5 (2)	Certificate of Designation of the Series B Convertible Preferred Stock of the Company
10.76(2)	Amendment and Waiver, dated as of January 23, 2006, by and between the Company and Laurus Master Fund, Ltd.
10.77(2)	Registration Rights Agreement, dated as of January 23, 2006, by and between the Company and Laurus Master Fund, Ltd.
10.78(2)	Amendment and Waiver, dated as of January 23, 2006, by and among the Company and the holders of Subordinated Convertible Promissory Notes of the Company
10.79(2)	Securities Purchase Agreement, dated as of January 23, 2006, by and among the Company, The Shaar Fund Ltd., Longview Fund, L.P. and Longview Special Finance
10.80(2)

Form of Convertible Term Note issued pursuant to the Securities Purchase Agreement, dated as of January 23, 2006, by and among the Company, The Shaar Fund Ltd., Longview Fund, L.P. and Longview Special Finance

10.81(2)

Form of Common Stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated as of January 23, 2006, by and among the Company, The Shaar Fund Ltd., Longview Fund, L.P. and Longview Special Finance

10.82(2)	Registration Rights Agreement, dated as of January 23, 2006 by and among the Company, The Shaar Fund, Ltd., Longview Fund, L.P. and Longview Special Finance
10.83(2)	Amendment No. 1 to Subordinated Secured Promissory Note, dated as of January 23, 2006, by and between the Company and Aether Systems, Inc.
10.84(3)	Compensation Agreement by and between the Company and Thomas J. Colatosti dated February 7, 2006
10.85(4)	Employment Agreement by and between the Company and Michael DePasquale dated March 28, 2006
Form of Option Agreement used to grant a total of 400,000 options to purchase the Company’s common stock to Francis J. Cusick, Michael W. De Pasquale, Randy Fadero and Kenneth Souza(6)
31.1(1)	Certificate of Co-CEO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2 (1)	Certificate of Co-CEO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.3 (1)	Certificate of CFO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1(1)	Certificate of Co-CEO of Registrant required under 18 U.S.C. Section 1350
32.2 (1)	Certificate of Co-CEO of Registrant required under 18 U.S.C. Section 1350
32.3 (1)	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

(1)             Filed herewith

(2)             Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006 and incorporated herein by reference.

(3)             Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2006 and incorporated herein by reference.

(4)             Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2006 and incorporated herein by reference.

(5)             Filed as an exhibit to the registrant’s proxy statement filed with the Securities and Exchange Commission on January 18, 2006 and incorporated herein by reference.

(6)             Filed as an exhibit to the registrant’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2006.