Form 10KSB/A
period 2005-12-31
BIO KEY INTERNATIONAL INC
filed 2006-06-19
CIK 1019034

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

Transitional Small Business Disclosure Formats (check one):

Yes ☐   No ☒

EXPLANATORY NOTE

This Amendment on Form 10-KSB/A constitutes Amendment No. 2 to the registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2005, which was originally filed with the Securities and Exchange Commission on March 30, 2006 (as amended, the “Original Report”). The purpose of this Amendment No. 2 is to amend the registrant’s financial statements and management’s discussion and analysis for restatements of the registrant’s December 31, 2004 and 2005 annual financial statements as amended, and to provide further clarification under Item 8A (Controls and Procedures). The restatements are further explained in note B of the financial statements. Except as amended hereby, this Form 10-KSB/A does not amend, update or change any other information contained in the Original Report.

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

PART I

ITEM 1.                    DESCRIPTION OF BUSINESS

BIO-key International, Inc., a Delaware corporation (“the Company,” “BIO-key,” “we,” or “us”), was founded in 1993 to develop and market proprietary biometric technology and software solutions. Biometric technology is the science of analyzing specific human characteristics which are unique to each individual in order to identify a specific person from a broader population.

 On March 30, 2004, BIO-key acquired Public Safety Group, Inc. (PSG), a privately held company that is a leader in wireless solutions for law enforcement and public safety markets. PSG’s primary technology is PocketCop™, a handheld solution that provides mobile officers, such as detectives who are not typically in their vehicles, a hand-held mobile information software solution.

On September 30, 2004, BIO-key completed a transaction with Aether Systems, Inc. to purchase its Mobile Government Division(“Mobile Government” or “AMG”), a leading provider of wireless data solutions for use by public safety organizations, primarily state, local police, fire and rescue and emergency medical services organizations. The PacketCluster mobile information software is integrated with 50 separate State/NCIC databases, as well as other state, local and federal databases. Its open architecture and its published Application Programming Interface (API) make it easy to interface with a wide range of information sources. PacketCluster products deliver real-time information in seconds, freeing dispatchers to handle more pressing emergencies.

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

Trademarks— We have registered our trademarks (“BIO-key”, “SACman”, “SACcat”, “SACremote”, “True User Identification”, “WEB-key”, “PacketCluster”, “PacketCluster Patrol”, “PacketWriter”, “PacketBlue”, “SunPro” and the design mark for “Ceurulean” with the U.S. Patent and Trademark Office. We have also applied for trademarks for “PocketCop” and “Cerulean”.

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

As of December 31, 2005, we had negative working capital of approximately $10,400,000 and an accumulated deficit of approximately $42,762,000. Since our inception, we have focused almost exclusively on developing our core technologies and, until the fourth quarter of 2004 have not generated any significant revenue. In order to increase revenue, we have developed a direct sales force and anticipate the need to retain additional sales, marketing and technical support personnel and may need to incur substantial expenses. We cannot assure you that we will be able to secure these necessary resources, that a significant market for our technologies will develop or that we will be able to achieve our targeted revenue.

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

Since our inception, we have not generated any significant revenue (other than revenue from acquired businesses) and have experienced substantial losses, including approximately $10,221,000 during 2005, excluding the impact related to embedded derivative fair value adjustments. In March 2004, we completed a private placement equity offering that resulted in approximately $12,000,000 in gross proceeds to the Company and a private placement convertible debt offering in September 2004 that resulted in approximately $10,000,000 in gross proceeds to the Company (a portion of which was used to finance the acquisition of Aether Mobile Government). In June 2005, we raised approximately $5,000,000 in gross proceeds through a private placement convertible debt offering and in January 2006 we received approximately $1,000,000 in another a private placement convertible debt offering. To the extent that we will require additional capital to support our operations, expand our marketing and sales efforts and to execute our business plan to substantially increase revenue, we may need to obtain additional financing through the issuance of debt or equity securities. Our long-term viability and growth will depend upon the successful commercialization of our technologies and our ability to obtain adequate financing. We have not and cannot assure you that we will ever be able to secure any such financing on terms acceptable to us. If we cannot obtain such financing or generate such revenues, we may not be able to execute our business plan or continue operations.

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

2005:	High	Low

Quarter ended December 31, 2005	$0.81	$0.50
Quarter ended September 30, 2005	1.21	0.74
Quarter ended June 30, 2005	1.39	0.99
Quarter ended March 31, 2005	1.63	1.13

2004:	High	Low

Quarter ended December 31, 2004	$1.61	$0.74
Quarter ended September 30, 2004	1.43	0.60
Quarter ended June 30, 2004	3.00	1.26
Quarter ended March 31, 2004	1.85	1.03

2003:	High	Low

Quarter ended December 31, 2003	$1.40	$0.53
Quarter ended September 30, 2003	.59	0.38
Quarter ended June 30, 2003	.64	0.30
Quarter ended March 31, 2003	.73	0.35

The last price of our common stock as reported on the OTC Bulletin Board on March 15, 2006 was $0.62 per share.

Holders

As of March 15, 2006, the number of stockholders of record of our common stock was 192. Based on broker inquiry conducted in connection with the distribution of proxy solicitation materials in connection with the Company’s special meeting of shareholders in February 2006, we believe that there are approximately 4,816 beneficial owners of our common stock.

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

This Management’s Discussion and Analysis or Plan of Operation and other parts of this Report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the section captioned “RISK FACTORS” in Item 1 and elsewhere in this Report. The following should be read in conjunction with our audited financial statements included elsewhere herein.

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

RESULTS OF OPERATIONS

Consolidated Results of Operations

Three Year % trend

	Years ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Revenues
Services	76%	59%	5%
License fees and other	24%	41%	95%
	100%	100%	100%
Costs and other expenses
Services	20%	21%	1%
Cost of license fees and other	7%	16%	41%
Selling, general and administrative	83%	124%	975%
Research, development and engineering	48%	52%	481%
	158%	213%	1,498%
Operating loss	(58)%	(113)%	(1,398)%

Other income (deductions)
Total other income (deductions)	(32)%	(77)%	(486)%
NET INCOME (LOSS)	(26)%	(190)%	(1,884)%

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

				2005 - 2004		2004 - 2003
	2005	2004	2003	$ Chg	% Chg	$ Chg	% Chg
		Restated	Restated
Revenues
Law Enforcement
Service	$7,886,000	$2,562,136	$—	$5,323,864	208%	$2,562,136	n/a
License & other	2,638,938	1,920,642	—	718,296	37%	1,920,642	n/a
	10,524,938	4,482,778	—	6,042,160	135%	4,482,778	n/a
Fire Safety
Service	2,814,616	693,967	—	2,120,649	306%	693,967	n/a
License & other	406,470	187,229	—	219,241	117%	187,229	n/a
	3,221,086	881,196	—	2,339,890	266%	881,196	n/a

Biometrics
Service	161,033	95,303	10,694	65,730	69%	84,609	791%
License & other	319,038	261,674	204,787	57,364	22%	56,887	28%
	480,071	356,977	215,481	123,094	34%	141,496	66%

Total Revenue	$14,226,095	$5,720,951	$215,481	$8,505,144	149%	$5,505,470	2,555%

Cost of goods sold
Law Enforcement
Service	$2,260,845	$902,794	$—	$1,358,051	150%	$902,794	n/a
License & other	679,170	686,806	—	(7,636)	(1)%	686,806	n/a
	2,940,015	1,589,600	—	1,350,415	85%	1,589,600	n/a
Fire Safety
Service	602,317	253,913	—	348,404	137%	253,913	n/a
License & other	165,074	96,081	—	68,993	72%	96,081	n/a
	767,391	349,994	—	417,397	119%	349,994	n/a
Biometrics
Service	42,980	17,617	1,694	25,363	144%	15,923	940%
License & other	93,247	107,009	87,387	(13,762)	13%	19,622	22%
	136,227	124,626	89,081	11,601	9%	35,545	40%

Total COGS	$3,843,633	$2,064,220	$89,081	$1,779,413	86%	$1,975,139	2,217%

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

Selling, general and administrative

				2005 - 2004		2004 - 2003
	2005	2004	2003	$ Chg	% Chg	$ Chg	% Chg
		Restated	Restated
Law Enforcement	$7,471,524	$3,047,247	$—	$4,424,277	145%	$3,047,247	n/a
Fire Safety	2,802,220	783,948	—	2,018,272	257%	783,948	n/a
Biometrics	1,550,865	3,283,093	2,099,922	(1,732,228)	(53)%	1,183,171	56%

Total	$11,824,609	$7,114,288	$2,099,922	$4,710,321	66%	$5,014,366	238%

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

Other income and expense

				2005 - 2004		2004 - 2003
	2005	2004	2003	$ Chg	%Chg	$ Chg	% Chg
	Restated	Restated	Restated
Interest expense	$(4,521,344)	$(1,415,535)	$(1,909,788)	$(3,105,809)	219%	$494,253	26%
Interest income	35,958	66,824	—	(30,866)	(46)%	66,824	n/a
Gain on sale of marketable securities	(20,000)	33,125	—	(53,125)	(160)%	33,125	n/a
Non-cash interest income (expense)	9,154,951	(3,008,419)	857,545	12,163,370	(404)%	(3,865,964)	(451)%
Other income (expense)	(34,767)	(88,425)	4,145	53,658	(61)%	(92,570)	(2,233)%

	$4,614,798	$(4,412,430)	$(1,048,098)	$9,027,228	(205)%	$(3,364,332)	321%

For the year ended December 31, 2005, consolidated interest expense increased $3,105,809 or 219% as compared to 2004, which was attributable to the increase in long term debt from issuance of the 2004 and 2005 Senior and Subordinated notes. For the year ended December 31, 2004, consolidated interest expense increased $494,253 or 26% from 2003.

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

For the year ended December 31, 2005, consolidated derivative and warrant fair value adjustments increased $12,163,370 or 404% as compared to 2004, which was attributable to changes in the fair market value of embedded derivatives and detachable warrants issued with convertible debt. The fair value of the derivatives will fluctuate based on; our stock price at particular points in time, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate, and the time to maturity of the outstanding debt at different points in time. The major factor contributing to this change was due to the decline in the market price of our stock from $1.60 as of December 31, 2004 to $.69 as of December 31, 2005. For the year ended December 31, 2004, derivative and warrant fair value adjustments decreased $3,865,964 or 451% as compared to 2003, which was also attributable to changes in the fair value of embedded derivatives and detachable warrants issued with convertible debt. The major factor contributing to the large fluctuation in the fair value was due to the net increase in the market price of our stock from $1.03 as of September 29, 2004 to $1.60 as of December 31, 2004.

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

•                  The Company issued notes in 2004 and 2005 which contained embedded derivatives. In 2004, the company recorded a loss of approximately $3,008,419 related to the increase in value of the derivatives. The increase in value was caused by the increase in the value of the underlying BIO-key stock. In 2005, the company recorded a gain of approximately $9,154,951 related to the decrease in value of the derivatives. The decrease in value is the result of the decline in value of the underlying BIO-key stock.

•                  A debt discount was recorded when the notes were initially recorded to reflect the FMV of derivatives and warrants related to the debt. The discount is amortized ratably into earnings over the life of the related debt. In 2004 and 2005, the company recorded non-cash interest expense related to the amortization of the debt discount of approximately $757,318 and $2,097,973 respectively.

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

As of May 19, 2006, the Company was delinquent with respect to some interest obligations on certain subordinated notes issued in September 2004 and May 2005. Due to certain cross default provisions contained in both the senior and subordinated notes, all outstanding debt is considered to be in default. Accordingly, the Company has reclassified approximately $8,849,000 of principal from long-term to current liabilities as of March 31, 2006 and approximately $9,734,000 of principal from long-term to current liabilities as of December 31, 2005. All of the related discount and embedded derivatives associated with the debt has also been reclassed to current.

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

RESTATEMENT

In the process of reviewing our registration statement for the securities issued in our June 2005 financing, the staff of the Securities and Exchange Commission (“SEC”) raised questions with regard to our convertible term notes suggesting that we consider EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to evaluate whether there were any embedded derivative instruments and if so, whether they should be accounted for as an equity or liability classification. The SEC staff suggested that we review the methodology used in the valuations of the embedded derivative instruments and also review whether warrants issued with our 2004 financing should be accounted for as an equity or liability classification. The SEC staff also commented that the Company should review the convertible notes issued in fiscal 2003 and 2004. The SEC staff also asked us to review adjustments to revenue made in the fourth quarter of 2004. The SEC staff raised the question of whether the transactions had a material impact on previously filed Exchange Act reports and would be better characterized as restatements. Further, the Company recalculated the convertible preferred stock dividends and accretion including the accrued but unpaid dividends in accordance with FAS 128 — Earnings per Share.

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

•      Accounting for Warrants Related to the Companies 2004 Debt Financing

Based on certain registration rights provisions it was determined that the warrants issued with the 2004 Debt Financing would require continued classification as a liability and revalued every quarter. The Company previously classified the warrants as equity upon the registration rights agreement becoming effective during the fourth quarter of 2004.

•      Valuations of Embedded Derivatives

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

•      Additional Derivative (Default Provision)

The company also reviewed the default provisions set forth in the debt instruments and determined that an additional embedded derivative existed that required bifurcation from the host contract and would need to be revalued on a quarterly basis.

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

The errors in our previously reported financial information, and the failure to prevent them or detect them in our financial reporting process, were largely attributable to weak internal controls, an inadequate staff of competent accounting personnel with an appropriate level of knowledge of GAAP and to errors in the valuations of the previously identified embedded derivatives.

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

	Impact of Adjustments on Revenue For the Years Ended December 31,
	2005	2004	2003
As previously reported	$14,226,095	$5,558,231	$524,101
Revenue recognition		162,720	(308,620)
As restated	$14,226,095	$5,720,951	$215,481

	Impact of Adjustments on Consolidated Balance Sheet Accounts
	As of December 31, 2005
			Stockholders’
	Total		Equity
	Assets	Liabilities	(Deficit)
As previously reported	$26,357,934	$17,050,206	$9,307,728
Revenue recognition and related SG&A expense	—	—	—
Debt financing	—	3,143,724	(3,143,724)
Total Adjustments	—	3,143,724	(3,143,724)
As restated	$26,357,934	$20,193,930	$6,164,004

	Impact of Adjustments on Consolidated Balance Sheet Accounts
	As of December 31, 2004			As of December 31, 2003
			Stockholders’			Stockholders’
	Total		Equity	Total	Total	Equity
	Assets	Liabilities	(Deficit)	Assets	Liabilities	(Deficit)
As previously reported	$30,844,681	$20,223,283	$10,621,398	$1,864,742	$11,000,731	$(9,135,989)
Revenue recognition and related SG&A expense	(122,090)	23,810	(145,900)	(308,620)	(18,200)	(290,420)
Debt financing	816,501	4,742,344	(3,925,843)	—	(57,543)	57,543
Total Adjustments	694,411	4,766,154	(4,071,743)	(308,620)	(75,743)	(232,877)
As restated	$31,539,092	$24,989,437	$6,549,655	$1,556,122	$10,924,988	$(9,368,866)

The following tables present the effect of the restatement adjustments on the consolidated Statement of Operations for the years ended December 31, 2005, 2004 and 2003.

	Year Ended December 31, 2005
	As Previously	Effect of	As
	Reported	Restatement	Restated
Revenues
Services	$10,861,649	$—	$10,861,649
License fees and other	3,364,446	—	3,364,446
	14,226,095	—	14,226,095
Costs and other expenses
Services	2,906,142	—	2,906,142
Cost of license fees and other	937,491	—	937,491
Selling, general and administrative	11,824,609	—	11,824,609
Research, development and engineering	6,846,035	—	6,846,035
	22,514,277	—	22,514,277
Operating loss	(8,288,182)	—	(8,288,182)
Other income (deductions)
Interest income	35,958	—	35,958
Interest expense	(6,548,130)	2,026,786	(4,521,344)
Derivative and warrant fair value adjustments	15,213,186	(6,058,235)	9,154,951
Loss on sale of marketable securities	(20,000)	—	(20,000)
Other expense	(34,767)	—	(34,767)
Total other income (deductions)	8,646,247	(4,031,449)	4,614,798
NET INCOME (LOSS)	$358,065	$(4,031,449)	$(3,673,384)

Basic Loss per Share:
Numerator
Net loss	$358,065	$(4,031,449)	$(3,673,384)

Convertible preferred stock dividends and accretion	(313,517)		(313,517)
Net Income (Loss) attributable to common shareholders	$44,548	$(4,031,449)	$(3,986,901)

Denominator
Weighted average common shares outstanding	44,787,807	44,787,807	44,787,807
Basic Loss per Share	$0.00	$(0.09)	$(0.09)

Diluted Loss per Share:
Numerator
Net Income (loss) attributable to common shareholders	$44,548	$(4,031,449)	$(3,986,901)

Effect of Dilutive Securities: Convertible Debentures	(8,795,834)	6,758,889	(2,036,945)

Net loss attributable to common shareholders and assumed conversions	$(8,751,286)	$2,727,440	$(6,023,846)

Denominator
Weighted average shares outstanding	44,787,807	—	44,787,807

Effect of Dilutive Securities: Convertible Debentures	7,258,496	—	7,258,496

Diluted weighted average common shares and common equivalents outstanding	52,046,303	52,046,303	52,046,303
Diluted Loss per Share	$(0.17)	$0.05	$(0.12)

	Year Ended December 31, 2004
	As Previously	Effect of	As
	Reported	Restatement	Restated
Revenues
Services	$3,351,406	$—	$3,351,406
License fees and other	2,206,825	162,720	2,369,545
	5,558,231	162,720	5,720,951
Costs and other expenses
Services	1,174,324	—	1,174,324
Cost of license fees and other	889,896	—	889,896
Selling, general and administrative	7,096,088	18,200	7,114,288
Research, development and engineering	2,979,904	—	2,979,904
	12,140,212	18,200	12,158,412
Operating loss	(6,581,981)	144,520	(6,437,461)
Other income (deductions)
Interest income	66,824	—	66,824
Interest expense	(667,008)	(748,527)	(1,415,535)
Derivative and warrant fair value adjustments	—	(3,008,419)	(3,008,419)
Other expense	(55,300)	—	(55,300)
Total other income (deductions)	(655,484)	(3,756,946)	(4,412,430)
NET LOSS	$(7,237,465)	$(3,612,426)	$(10,849,891)

Basic Loss per Share:
Numerator
Net loss	$(7,237,465)	$(3,612,426)	$(10,849,891)

Convertible preferred stock dividends and accretion	(414,240)	28,885	(385,355)
Net Loss attributable to common shareholders	$(7,651,705)	$(3,583,541)	$(11,235,246)

Denominator
Weighted average common shares outstanding	34,806,201	34,806,201	34,806,201
Basic Loss per Share	$(0.22)	$(0.10)	$(0.32)

Diluted Loss per Share:
Numerator
Net loss attributable to common shareholders	$(7,651,705)	$(3,583,541)	$(11,235,246)

Effect of Dilutive Securities: Convertible Debentures	—	—	—

Net loss attributable to common shareholders and assumed conversions	$(7,651,705)	$(3,583,541)	$(11,235,246)

Denominator
Weighted average shares outstanding	34,806,201	34,806,201	34,806,201

Effect of Dilutive Securities: Convertible Debentures	—	—	—

Diluted weighted average common shares and common equivalents outstanding	34,806,201	34,806,201	34,806,201
Diluted Loss per Share	$(0.22)	$(0.10)	$(0.32)

	Year Ended December 31, 2003
	As Previously	Effect of	As
	Reported	Restatement	Restated
Revenues
Services	$10,694	$—	$10,694
License fees and other	513,407	(308,620)	204,787
	524,101	(308,620)	215,481
Costs and other expenses
Cost of services	1,694	—	1,694
Cost of license fees and other	87,387	—	87,387
Selling, general and administrative	2,118,122	(18,200)	2,099,922
Research, development and engineering	1,037,330	—	1,037,330
	3,244,533	(18,200)	3,226,333
Operating loss	(2,720,432)	(290,420)	(3,010,852)
Other income (deductions)
Interest expense	(1,109,786)	(800,002)	(1,909,788)
Derivative and warrant fair value adjustments	—	857,545	857,545
Other income	4,145	—	4,145
Total other income (deductions)	(1,105,641)	57,543	(1,048,098)
NET LOSS	$(3,826,073)	$(232,877)	$(4,058,950)

Basic Loss per Share:
Numerator
Net loss	$(3,826,073)	$(232,877)	$(4,058,950)

Convertible preferred stock dividends and accretion	(136,755)	—	(136,755)

Net loss attributable to common shareholders	$(3,962,828)	$(232,877)	$(4,195,705)

Denominator
Weighted average common shares outstanding	17,543,586	17,543,586	17,543,586

Basic Loss per Share	$(0.23)	$(0.01)	$(0.24)

Diluted Loss per Share:
Numerator
Net loss attributable to common shareholders	$(3,962,828)	$(232,877)	$(4,195,705)

Effect of Dilutive Securities: Convertible Debentures	—	—	—

Net loss attributable to common shareholders and assumed conversions	$(3,962,828)	$(232,877)	$(4,195,705)

Denominator
Weighted average shares outstanding	17,543,586	17,543,586	17,543,586

Effect of Dilutive Securities: Convertible Debentures	—	—	—

Diluted weighted average common shares and common equivalents outstanding	17,543,586	17,543,586	17,543,586

Diluted Loss per Share	$(0.23)	$(0.01)	$(0.24)

The following tables present the effect of the restatement adjustments on the Consolidated Balance Sheet as of December 31, 2005, 2004 and 2003.

CONSOLIDATED BALANCE SHEET

	As of December 31, 2005
	As Previously Reported	Effect of Restatement	As Restated
ASSETS
Cash and cash equivalents	$1,422,827	$—	$1,422,827
Receivables
Billed less allowance for doubtful receivables as of $160,000	1,635,371	—	1,635,371
Unbilled	201,942	—	201,942
Costs and earnings in excess of billings on uncompleted contracts	4,321,392	—	4,321,392
Inventory	8,760	—	8,760
Prepaid expenses	137,000	—	137,000
Total current assets	7,727,292		7,727,292
Equipment and leasehold improvements, net	548,267	—	548,267
Deposits	1,828,560	—	1,828,560
Intangible assets—less accumulated amortization	3,301,823	—	3,301,823
Deferred financing costs, net	1,562,338	—	1,562,338
Goodwill	11,389,654	—	11,389,654
Total non-current assets	18,630,642	—	18,630,642
TOTAL ASSETS	$26,357,934	$—	$26,357,934
LIABILITIES
Current maturities of long-term obligations	$4,924,224	$3,143,724	$8,067,948
Accounts payable	833,608	—	833,608
Billing in excess of costs and earnings on uncompleted contracts	32,385	—	32,385
Accrued liabilities	5,520,515	—	5,520,515
Deferred rent	443,603	—	443,603
Deferred revenue	3,264,283	—	3,264,283
Total current liabilities	15,018,618	3,143,724	18,162,342
Long-term obligations, net of discount and current maturities	—	—	—
Deferred rent	867,850	—	867,850
Deferred revenue	1,163,738	—	1,163,738
Total non-current liabilities	2,031,588	—	2,031,588
TOTAL LIABILITIES	17,050,206	3,143,724	20,193,930
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock-authorized, 5,000,000 shares (liquidation preference of $100 per share) Series A 7% Convertible; issued and outstanding, 44,557shares of $.0001 par value	4	—	4
Common stock-authorized, 85,000,000 shares, 46,306,589 issued and outstanding of $.0001 par value	4,632	—	4,632
Additional paid-in capital	51,529,332	(2,608,016)	48,921,316
Accumulated deficit	(42,226,240)	(535,708)	(42,761,948)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	9,307,728	(3,143,724)	6,164,004
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$26,357,934	$—	$26,357,934

CONSOLIDATED BALANCE SHEET

	As of December 31, 2004
	As Previously Reported	Effect of Restatement	As Restated
ASSETS
Cash and cash equivalents	$956,230	$—	$956,230
Marketable debt securities	1,000,000	—	1,000,000
Receivables
Billed less allowance for doubtful receivables as of $422,393	1,698,144	(90,090)	1,608,054
Unbilled	310,523	—	310,523
Due from selling stockholders and other	60,793	(32,000)	28,793
Costs and earnings in excess of billings on uncompleted contracts	6,292,603	—	6,292,603
Inventory	29,599	—	29,599
Prepaid expenses	113,130	—	113,130
Total current assets	10,461,022	(122,090)	10,338,932
Equipment and leasehold improvements, net	644,101	—	644,101
Costs and earnings in excess of billings on uncompleted contracts	657,000	—	657,000
Deposits	2,838,031	—	2,838,031
Intangible assets—less accumulated amortization	4,177,279	(77,982)	4,099,297
Deferred financing costs, net	—	938,118	938,118
Goodwill	12,067,248	(43,635)	12,023,613
Total non-current assets	20,383,659	816,501	21,200,160
TOTAL ASSETS	$30,844,681	$694,411	$31,539,092
LIABILITIES
Current maturities of long-term obligations	$3,255,182	$(192,460)	$3,062,722
Advances from stockholders	12,753	—	12,753
Accounts payable	1,325,282	23,810	1,349,092
Billing in excess of costs and earnings on uncompleted contracts	760,807	—	760,807
Accrued liabilities	4,639,619	(43,635)	4,595,984
Deferred rent	393,676	—	393,676
Deferred revenue	3,166,356	—	3,166,356
Total current liabilities	13,553,675	(212,285)	13,341,390
Long-term obligations, net of discount and current maturities	5,286,951	4,978,439	10,265,390
Deferred rent	1,311,454	—	1,311,454
Deferred revenue	71,203	—	71,203
Total non-current liabilities	6,669,608	4,978,439	11,648,047
TOTAL LIABILITIES	20,223,283	4,766,154	24,989,437
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock-authorized, 5,000,000 shares (liquidation preference of $100 per share) Series C 7% Convertible; issued and outstanding, 62,182 shares of $.01 par value	623	—	623
Common stock-authorized, 85,000,000 shares, 40,680,691 issued and outstanding of $.01 par value	406,808	—	406,808
Additional paid-in capital	45,325,172	(226,441)	45,098,731
Accumulated deficit	(35,111,205)	(3,845,302)	(38,956,507)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	10,621,398	(4,071,743)	6,549,655
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$30,844,681	$694,411	$31,539,092

CONSOLIDATED BALANCE SHEET

	As of December 31, 2003
	As Previously Reported	Effect of Restatement	As Restated
ASSETS:
Cash and cash equivalents	$1,012,790	$—	$1,012,790
Receivables billed	409,803	(308,620)	101,183
Inventory	65,857	—	65,857
Prepaid expenses	165,929	—	165,929
Total current assets	1,654,379	(308,620)	1,345,759
Equipment and leasehold improvements, net	60,157	—	60,157
Intangible assets—less accumulated amortization	68,306	—	68,306
Deferred financing costs, net	81,900	—	81,900
Total non-current assets	210,363	—	210,363
TOTAL ASSETS	$1,864,742	$(308,620)	$1,556,122
LIABILITIES:
Advances from stockholders	$34,030	$—	$34,030
Accounts payable	351,742	—	351,742
Accrued liabilities	173,736	(18,200)	155,536
Deferred revenue	10,000	—	10,000
Total current liabilities	569,508	(18,200)	551,308
Long-term obligations, net of discount and current maturities	10,431,223	(57,543)	10,373,680
Total non-current liabilities	10,431,223	(57,543)	10,373,680
TOTAL LIABILITIES	11,000,731	(75,743)	10,924,988
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock-authorized, 5,000,000 shares (liquidation preference of $100 per share) Series B 9% Convertible; issued and outstanding, 4,180 shares of $.01 par value	42	—	42
Common stock-authorized, 85,000,000 shares, issued and outstanding 21,222,990 of $.01 par value	212,229	—	212,229
Additional paid-in capital	18,327,992	—	18,327,992
Accumulated deficit	(27,676,252)	(232,877)	(27,909,129)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(9,135,989)	(232,877)	(9,368,866)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,864,742	$(308,620)	$1,556,122

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

9.             Earnings Per Share Common Stock

Earnings per share of common stock-basic is computed by dividing Net Income applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Earnings per share of common stock-assuming dilution reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net income of the company. See note U “Earnings Per Share of Common Stock,” for additional information.

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

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (FIN 47), which requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. We adopted the provisions of FIN 47 on December 31, 2005. No conditional asset retirement obligations were recognized and, accordingly, the adoption of FIN 47 had no effect on our financial statements.

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

ITEM 7.                    FINANCIAL STATEMENTS

See financial statements appearing at pages 50-139 of this report

ITEM 8.                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.           CONTROLS AND PROCEDURES

Remediation of Previously Reported Material Weaknesses in Internal Control over Financial Reporting

An evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13(a)-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act)) as of December 31, 2005 was carried out by the Company under the supervision and with the participation of the Company’s Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”). As previously described in our Quarterly Reports on Form 10-QSB for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005, we noted that our independent auditors, DS&B, Ltd., in a letter to the Audit Committee of the Company’s Board of Directors dated April 18, 2005, had identified material weaknesses in the Company’s internal control systems.

In order to ensure that the Company adequately addresses all existing internal control issues, the Company initiated follow-up discussions with its auditors to better determine what constituted these material weaknesses. During these discussions, the auditors and the Company identified the following weaknesses in the Company’s internal controls: an inadequate system to capture disclosure items, an inadequate internal process of review for account reconciliations, an inadequate documentation of internal controls and an inadequate internal processes around drafting of periodic filings with the Securities and Exchange Commission.

During the fiscal quarter ended December 31, 2005, we have implemented changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These measures include the following:

•                  Inadequate System to capture Disclosure Items

•                  The Company retained the services of a consulting firm that specializes in handling complex accounting issues to assist with its SB-2 registration statement and the responses to the SEC Staff’s comments related to that registration statement and its periodic filings.

•                  The Company replaced its Assistant Controller with a Corporate Controller. This individual is a Certified Public Accountant with over ten years of experience.

•                  The Company hired a Manager of Accounting Operations with four years of public accounting experience.

•                  Inadequate Internal Process of Review for Account Reconciliations

•                  The Company instituted a more formal general ledger close process. Reconciliations for all balance sheet accounts are now prepared by the Company’s accounting staff and then reviewed by either the Manager of Accounting Operations or the Corporate Controller prior to the preparation of the financial statements.

Other than the foregoing remedial measures, which the Company believes have, and will continue to, materially improve its internal control over financial reporting, there were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. From January 1, 2006 through the date of this Report, we have continued to implement additional changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These measures include the following:

•                  Inadequate System to capture Disclosure Items

•                  In March 2006, the Company hired a Manager of Reporting who is a Certified Public Accountant with eighteen years of experience.

•                  Inadequate Documentation of Internal Controls

•                  The Company is in the process of identifying, analyzing and documenting the internal controls that it believes are critical to ensuring the accuracy of the transactions that are being recorded in the Company’s accounting system. Some of the areas that are currently being documented include the revenue cycle, the disbursement cycle and equity transactions.

•                  Inadequate Internal Process Around Drafting of periodic filings with the Securities and Exchange Commission

•                  As part of the drafting of this Report, the Company’s Audit Committee increased its oversight of the disclosure and reporting processes.

•                  In preparing this Report, the Company utilized a more formal disclosure checklist to ensure accuracy.

As noted above, the Company has identified four areas of material weakness in its internal control systems. While significant progress has been made to date to correct these weaknesses, we believe that all four areas still constitute material weaknesses. Based upon their evaluation of these conditions, the Company’s Co-CEOs and CFO concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Most of the process improvements detailed above were initiated during the fourth quarter of 2005 and several of our key financial personnel were also hired during that period. The Company intends to continue to implement changes to its internal control system during the remainder of 2006 to remediate the material weaknesses that have been identified. In particular, we will continue to make additions to our finance organization and related processes in an effort to further strengthen our internal controls. We will continue to retain the services of outside consultants to assist us with accounting for complex, non-routine transactions such as the financing transactions which we have completed during the prior two years. We will also continue to formalize our internal procedures to assure that all complex, non-routine transactions, as well as all aspects of our periodic filings, are reviewed by senior management and other accounting personnel with sufficient technical accounting expertise to evaluate and document such transactions and to provide related disclosure in our periodic filings. The Company believes that it will take two to three quarters from the date of this Report before the full benefit of all of these remedial measures will be realized.

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

(4)             Includes $48,176, $47,674 and $10,282 of commission income in 2005, 2004 and 2003, respectively.

(5)             These options expired unexercised on October 20, 2005.

(6)             Mr. Souza became an executive officer of the Company on October 4, 2004.

OPTION GRANTS IN YEAR ENDED DECEMBER 31, 2005

The following table sets forth all options granted during the year ended December 31, 2005 to each of the named executive officers.

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price $ /Share	Expiration Date
Francis J. Cusick (1)	155,000	10.0%	$1.33	02/27/2012

Randy Fodero	600,000	38.7%	0.60	11/10/2012

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

As described in Note B to the consolidated financial statements, the Company restated its 2005, 2004, and 2003 consolidated financial statements.

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

/s/ DS&B, Ltd.

Minneapolis Minnesota

June 14, 2006

BIO-key International, Inc and Subsidiary
Consolidated Balance Sheets

	December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
ASSETS:
Cash and cash equivalents	$1,422,827	$956,230	$1,012,790
Marketable debt securities	—	1,000,000	—
Receivables
Billed, less allowance for doubtful receivables of $160,000, $422,393 and $2,000, respectively	1,635,371	1,608,054	101,183
Unbilled	201,942	310,523	—
Due from selling stockholders and other	—	28,793	—
Costs and earnings in excess of billings on uncompleted contracts	4,321,392	6,292,603	—
Inventory	8,760	29,599	65,857
Prepaid expenses	137,000	113,130	165,929
Total current assets	7,727,292	10,338,932	1,345,759
Equipment and leasehold improvements, net	548,267	644,101	60,157
Costs and earnings in excess of billings on uncompleted contracts	—	657,000	—
Deposits	1,828,560	2,838,031	—
Intangible assets—less accumulated amortization	3,301,823	4,099,297	68,306
Deferred financing costs, net	1,562,338	938,118	81,900
Goodwill	11,389,654	12,023,613	—
Total non-current assets	18,630,642	21,200,160	210,363
TOTAL ASSETS	$26,357,934	$31,539,092	$1,556,122
LIABILITIES:
Current maturities of long-term obligations, net of discount	$8,067,948	$3,062,722	$—
Advances from stockholders	—	12,753	34,030
Accounts payable	833,608	1,349,092	351,742
Billings in excess of costs and earnings on uncompleted contracts	32,385	760,807	—
Accrued liabilities	5,520,515	4,595,984	155,536
Deferred rent	443,603	393,676	—
Deferred revenue	3,264,283	3,166,356	10,000
Total current liabilities	18,162,342	13,341,390	551,308
Long-term obligations, net of discount and current maturities	—	10,265,390	10,373,680
Deferred rent	867,850	1,311,454	—
Deferred revenue	1,163,738	71,203	—
Total non-current liabilities	2,031,588	11,648,047	10,373,680
TOTAL LIABILITIES	20,193,930	24,989,437	10,924,988
Commitments and contingencies
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock-authorized, 5,000,000 shares (liquidation preference of $100 per share)
Series A 7% Convertible; issued and outstanding 44,557 Shares of $.0001 par value	4	—	—
Series B 9% Convertible; issued and outstanding, 4,180 shares of $.01 par value	—	—	42
Series C 7% Convertible; issued and outstanding, 62,182 shares of $.01 par value	—	623	—
Common stock - authorized, 85,000,000 shares; issued and outstanding; 46,306,589 shares of $.0001 par value in 2005 and 40,680,691 and 21,222,889 shares of $.01 par value in 2004 and 2003, respectively	4,632	406,808	212,229
Additional paid-in capital	48,921,316	45,098,731	18,327,992
Accumulated deficit	(42,761,948)	(38,956,507)	(27,909,129
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	6,164,004	6,549,655	(9,368,866
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$26,357,934	$31,539,092	$1,556,122

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary
STATEMENTS OF OPERATIONS

	Years ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Revenues
Services	$10,861,649	$3,351,406	$10,694
License fees and other	3,364,446	2,369,545	204,787
	14,226,095	5,720,951	215,481
Costs and other expenses
Services	2,906,142	1,174,324	1,694
Cost of license fees and other	937,491	889,896	87,387
Selling, general and administrative	11,824,609	7,114,288	2,099,922
Research, development and engineering	6,846,035	2,979,904	1,037,330
	22,514,277	12,158,412	3,226,333
Operating loss	(8,288,182)	(6,437,461)	(3,010,852)
Other income (deductions)
Interest income	35,958	66,824	—
Interest expense	(4,521,344)	(1,415,535)	(1,909,788)
Derivative and warrant fair value adjustments	9,154,951	(3,008,419)	857,545
Gain (Loss) on sale of marketable securities	(20,000)	33,125	—
Other income (expense)	(34,767)	(88,425)	4,145
Total other income (deductions)	4,614,798	(4,412,430)	(1,048,098)
NET LOSS	$(3,673,384)	$(10,849,891)	$(4,058,950)

Loss Per Share:
Basic	$(0.09)	$(0.32)	$(0.24)
Diluted	$(0.12)	$(0.32)	$(0.24)

Weighted Average Shares Outstanding:
Basic	44,787,807	34,806,201	17,543,586
Diluted	52,046,303	34,806,201	17,543,586

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A 7%		Series B 9%		Series C 7%
	Convertible		Convertible		Convertible				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Contributed	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2002	—	$—	18,430	$184	—	$—	14,377,406	$143,774	$16,284,399	$(23,605,404)	$(7,177,047)
Conversion of series B preferred stock and cumulative dividends in arrears into common stock	—	—	(14,250)	(142)	—	—	4,239,206	42,392	202,525	(244,775)	—
Coversion of note, debenture and accrued interest into common stock	—	—	—	—	—	—	2,097,953	20,980	1,552,486	—	1,573,466
Exercise of options into common stock	—	—	—	—	—	—	308,324	3,083	58,582	—	61,665
Options and warrants issued for services and other	—	—	—	—	—	—	—	—	156,000	—	156,000
Common stock issued in exchange for services and other	—	—	—	—	—	—	200,000	2,000	74,000	—	76,000
Net loss	—	—	—	—	—	—	—	—	—	(4,058,950)	(4,058,950)
Balance as of December 31, 2003 (Restated)	—	$—	4,180	$42	—	$—	21,222,889	$212,229	$18,327,992	$(27,909,129)	$(9,368,866)
Issuance of series C preferred stock for Series B preferred stock and cumulative dividends in arrears	—	—	(4,180)	(42)	5,257	53	—	—	107,682	(107,693)	—
Issuance of series C preferred stock in exchange for debt	—	—	—	—	83,275	833	—	—	8,326,630	—	8,327,463
Sale in March 2004 of common stock and warrants at $1.35 per unit, less offering costs of $743,895	—	—	—	—	—	—	8,888,928	88,889	11,330,117	—	11,419,006
Issuance of common stock in conjunction with PSG acquisition	—	—	—	—	—	—	2,422,108	24,221	3,584,719	—	3,608,940
Conversion of debentures, bridge notes, convertible notes, accrued interest and related discounts and derivatives into common stock	—	—	—	—	—	—	3,455,725	34,558	2,462,593	—	2,497,151
Conversion of series C preferred stock and cumulative dividends in arrears into common stock	—	—	—	—	(30,100)	(301)	4,133,060	41,331	48,764	(89,794)	—
Issuance of series C preferred stock in exchange for note payable to officer	—	—	—	—	3,750	38	—	—	374,962	—	375,000
Exercise of options and warrants into common stock	—	—	—	—	—	—	557,982	5,580	92,554	—	98,134
Repurchase warrants	—	—	—	—	—	—	—	—	(221,183)	—	(221,183)
Options and warrants issued for services and other	—	—	—	—	—	—	—	—	129,700	—	129,700
Issuance of warrants in conjunction with convertible notes offering	—	—	—	—	—	—	—	—	534,201	—	534,201
Net loss										(10,849,891)	(10,849,891)
Balance as of December 31, 2004 (Restated)	—	$—	—	$—	62,182	$623	40,680,692	$406,808	$45,098,731	$(38,956,507)	$6,549,655
Conversion of series C preferred stock to series A preferred stock	62,182	6	—	—	(62,182)	(623)	—	—	617	—	—
Adjust par values to $0.0001	—	—	—	—	—	—	—	(402,739)	402,739	—	—
Costs incurred in conjunction with issuance of debt	—	—	—	—	—	—	—	—	(56,642)	—	(56,642)
Issuance of shares in exchange for debt payment delay	—	—	—	—	—	—	875,871	88	788,196	—	788,284
Conversion of debentures, bridge notes, convertible notes, accrued interest and related discounts and derivatives into common stock	—	—	—	—	—	—	1,575,135	158	1,179,341	—	1,179,499
Conversion of series A preferred stock and cumulative dividends in arrears into common stock	(17,625)	(2)	—	—	—	—	2,512,426	251	121,569	(132,057)	(10,239)
Exercise of options and warrants into common stock	—	—	—	—	—	—	662,465	66	558,722	—	558,788
Issuance of warrants in conjunction with convertible notes offering	—	—	—	—	—	—	—	—	234,150	—	234,150
Options and warrants issued for services and other	—	—	—	—	—	—	—	—	593,893	—	593,893
Net loss	—	—	—	—	—	—	—	—	—	(3,673,384)	(3,673,384)
Balance as of December 31, 2005 (Restated)	44,557	$4	—	$—	—	$—	46,306,589	$4,632	$48,921,316	$(42,761,948)	$6,164,004

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary
STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(3,673,384)	$(10,849,891)	$(4,058,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative and warrant fair value adjustments	(9,154,951)	3,008,419	(857,545)
Depreciation	244,450	77,912	6,386
Amortization
Intangible assets	1,323,601	535,799	—
Deferred financing costs	186,279	14,622	—
Discounts on convertible debt related to warrants and beneficial conversion features	2,097,973	757,318	1,215,636
Allowance for doubtful receivables	48,148	71,384	—
(Gain) Loss on sale of marketable debt securities	20,000	(33,125)	—
Write down of investment	—	50,000	—
Non-cash interest	—	—	1,131,053
Deferred rent	(393,677)	(91,291)	—
Options and warrants issued for services and other	664,043	55,150	156,000
Common stock issued for services and other	—	—	76,000
Change in assets and liabilities:
Accounts receivable trade	345,050	1,268,791	(33,185)
Costs and earnings in excess of billings on uncompleted contracts	2,468,770	(906,649)	—
Inventories	20,839	36,258	(65,857)
Prepaid expenses and other	(65,227)	273,588	(115,032)
Accounts payable	(549,036)	(362,505)	(2,951)
Billings in excess of costs and earnings on uncompleted contracts	(317,737)	899,857	—
Accrued liabilities	1,029,404	955,050	(318,700)
Deferred revenue	1,191,958	(1,405,446)	10,000
Net cash used in operating activities	(4,513,497)	(5,644,759)	(2,857,145)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of PSG	—	(498,937)	—
Acquisition of AMG	—	(10,431,878)	—
Capital expenditures	(148,616)	(275,193)	(66,543)
Purchases of marketable debt securities	—	(5,887,500)	—
Proceeds from sale of marketable debt securities	980,000	4,920,625	—
Deposits	1,009,471	(2,760,583)	—
Patents and patents pending	(65,786)	(149,687)	—
Other	50,000	(46,552)	(28,215)
Net cash provided by (used in) investing activities	1,825,069	(15,129,705)	(94,758)
CASH FLOW FROM FINANCING ACTIVITIES:
Net advance from (to) stockholders	(12,753)	(54,437)	34,030
Issuance of convertible bridge notes	250,000	—	—
Repayment of convertible bridge notes	(250,000)	—	—
Issuance of long-term obligations	4,822,250	10,601,839	3,852,250
Repayment of long term obligations	(1,908,212)	(401,563)	—
Financing costs	(248,406)	(522,000)	—
Sale of common stock	—	11,248,803	61,665
Exercise of warrants	558,788	1,950	—
Repurchase of warrants and other	—	(125,000)	—
Payment of offering costs	(56,642)	(31,688)	—
Net cash provided by financing activities	3,155,025	20,717,904	3,947,945
NET INCREASE (DECREASE) IN CASH	466,597	(56,560)	996,042
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	956,230	1,012,790	16,748
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,422,827	$956,230	$1,012,790

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE A—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change in Name of Company and State of Incorporation

Effective January 1, 2005, BIO-key International, Inc., a Minnesota corporation (“Old BIO-key”), reincorporated as BIO-key International, Inc., a Delaware corporation (the “Company,” “BIO-key”). The reincorporation was effected pursuant to an Agreement and Plan of Merger (the “Merger Agreement”); whereby Old BIO-key was merged with and into the Company, its wholly owned subsidiary, in order to reincorporate in the State of Delaware (the “Reincorporation”). As a result of the Reincorporation, the legal domicile of the registrant is now Delaware.

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

Basis of Presentation

Broad commercial acceptance of the Company’s technology is critical to the Company’s success and ability to generate revenues. As a result of two acquisitions, the Company’s only significant revenues to date have began in the fourth quarter of 2004. The Company recorded approximately $14,226,000 in revenues in 2005. The Company has accumulated losses during 2003 and 2004 of approximately $14,909,000, of which approximately $10,850,000 was incurred during 2004. The Company reported a loss of approximately $3,673,684 in 2005. As of December 31, 2005, there was a working capital deficit of approximately $10,400,000.

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

6.             Depreciation and Amortization

Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over the estimated service lives, principally using straight-line methods. Leasehold improvements are amortized over the shorter of the life of the improvement or the lease term, using the straight-line method. Intangible assets other than patent costs are amortized on the straight-line method over their expected useful lives. Patent costs are capitalized until patents are awarded. Upon award, such costs are amortized over their respective lives. If a patent is denied, all costs are charged to operations in that year. Deferred financing fees related to the issuance of long-term obligations are capitalized and amortized to interest expense over the lives of the related debt using the effective interest rate method.

The estimated useful lives used to compute depreciation and amortization for financial reporting purposes are as follows:

Equipment and leasehold improvements
Equipment	3-5 years
Furniture and fixtures	3-5 years
Software	3 years
Leasehold improvements	life or lease term

Intangible assets
Copyrighted software	5 years
Customer relationships	5 years
Trademarks	5 years
Developed technology	5 years
Marketing agreements	5 years
Patents	life

Deferred financing fees	3 years

The estimated aggregate amortization expense of intangible assets for the five years following December 31, 2005 is approximately as follows:

Year ending December 31,
2006	$1,826,000
2007	$1,384,000
2008	$931,000
2009	$430,000
2110	$—

7.             Marketable Debt Securities

The Company accounts for marketable securities pursuant to Statement of Financial Accounting Standards No. 115—“Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). SFAS 115 requires classification of debt and equity securities in three categories: trading securities, available-for-sale securities and held-to-maturity securities. Debt and equity securities classified as trading securities are carried at fair value with unrealized gains or losses included in income. Debt and equity securities designated as available-for-sale, whose fair values are readily determinable, are carried at fair value with unrealized gains or losses included as a component of accumulated other comprehensive income, net of applicable taxes. Debt securities that are expected to be held-to-maturity are carried at amortized cost. On December 31, 2004, the Company’s investments were all classified as available-for-sale. In January 2005, the Company sold these investments and did not purchase any additional Marketable Debt Securities as of December 31, 2005.

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

9.             Goodwill and Intangible Assets

Goodwill represents the excess of costs of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize. Accordingly, the Company has not amortized goodwill. As provided by SFAS No. 142, the Company has elected to perform the annual assessment of the carrying value of all goodwill as of September 30th of each year using a number of criteria, including the value of the overall enterprise. As of December 31, 2005, the Company believes that no material impairment exists. Future impairment charges from previous or future acquisitions, if any, will be reflected as an operating expense in the statement of operations.

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

If compensation expense for the stock options granted had been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s proforma net income (loss) available to common shareholders and proforma income (loss) available to common shareholders per share would have been as follows:

	Years ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Net loss available to common shareholders	(4,013,152)	(11,245,689)	(4,195,705)
Stock-based compensation expense if the fair value method had been adopted	(1,496,086)	(268,000)	(136,000)
Pro forma net loss available to common shareholders	(5,509,238)	(11,513,689)	(4,331,705)
Basic loss per common shares	(0.09)	(0.32)	(0.24)
Basic loss per common shares - pro forma	(0.12)	(0.33)	(0.25)
Diluted loss per common shares	(0.12)	(0.32)	(0.24)
Diluted loss per common shares - pro forma	(0.14)	(0.33)	(0.25)

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

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (FIN 47), which requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. We adopted the provisions of FIN 47 on December 31, 2005. No conditional asset retirement obligations were recognized and, accordingly, the adoption of FIN 47 had no effect on our financial statements.

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

NOTE B—RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

RESTATEMENT

In the process of reviewing our registration statement for the securities issued in our June 2005 financing, the Securities and Exchange Commission (“SEC”) raised questions with regard to our convertible term notes suggesting that we consider EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to evaluate whether there were any embedded derivative instruments and if so, whether they should be accounted for as an equity or liability classification. The SEC suggested that we review the methodology used in the valuations of the embedded derivative instruments and also review whether warrants issued with our 2004 financing should be accounted for as an equity or liability classification. The SEC staff also commented that the Company should review the convertible notes issued in fiscal 2003 and 2004. The SEC staff also asked us to review adjustments to revenue made in the fourth quarter of 2004. The SEC staff raised the question of whether the transactions had a material impact on previously filed Exchange Act reports and would be better characterized as restatements.

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

•           Accounting for Warrants Related to the Companies 2004 Debt Financing

Based on certain registration rights provisions it was determined that the warrants issued with the 2004 Debt Financing would require continued classification as a liability and revalued every quarter. The Company previously classified the warrants as equity upon the registration rights agreement becoming effective during the fourth quarter of 2004.

      •           Valuations of Embedded Derivatives

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

      •           Additional Derivative (Default Provision)

The company also reviewed the default provisions set forth in the debt instruments and determined that an additional embedded derivative existed that required bifurcation from the host contract and would need to be revalued on a quarterly basis.

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

As a result of our review and communications with the SEC, we determined that a restatement of previously reported financial information was required. Our previously reported financial information should no longer be relied upon. Accordingly, we have restated our previously reported financial information for the years ended December 31, 2003, 2004 and 2005 and our previously reported unaudited financial statements for the first, second and third quarters of 2003, 2004 and 2005 (the “restatement”). The restatement covers a number of separate matters, each of which is described above.

Certain of the previously reported amounts below have been reclassified to conform to the 2005 presentation. These reclassifications had no effect on the previously reported net loss or stockholders equity (deficit).

For the quarterly impact of the restatement and the restated financial results for the first, second and third quarters of 2003, 2004, and 2005, see Note X, Results by Quarter.

The following tables summarize the impact of all of these adjustments on previously reported revenue, and assets, liabilities, and retained stockholders’ equity (deficit) for the years ended December 31, 2005, 2004 and 2003.

	Impact of Adjustments on Revenue For the Years Ended December 31,
	2005	2004	2003
As previously reported	$14,226,095	$5,558,231	$524,101
Revenue recognition	—	162,720	(308,620)
As restated	$14,226,095	$5,720,951	$215,481

	Impact of Adjustments on Consolidated Balance Sheet Accounts
	As of December 31, 2005
			Stockholders’
	Total		Equity
	Assets	Liabilities	(Deficit)
As previously reported	$26,357,934	$17,050,206	$9,307,728
Revenue recognition and related SG&A expense	—	—	—
Debt financing	—	3,143,724	(3,143,724)
Total Adjustments	—	3,143,724	(3,143,724)
As restated	$26,357,934	$20,193,930	$6,164,004

	Impact of Adjustments on Consolidated Balance Sheet Accounts
	As of December 31, 2004			As of December 31, 2003
			Stockholders’			Stockholders’
	Total		Equity	Total	Total	Equity
	Assets	Liabilities	(Deficit)	Assets	Liabilities	(Deficit)
As previously reported	$30,844,681	$20,223,283	$10,621,398	$1,864,742	$11,000,731	$(9,135,989)
Revenue recognition and related SG&A expense	(122,090)	23,810	(145,900)	(308,620)	(18,200)	(290,420)
Debt financing	816,501	4,742,344	(3,925,843)	—	(57,543)	57,543
Total Adjustments	694,411	4,766,154	(4,071,743)	(308,620)	(75,743)	(232,877)
As restated	$31,539,092	$24,989,437	$6,549,655	$1,556,122	$10,924,988	$(9,368,866)

The following tables present the effect of the restatement adjustments on the consolidated Statement of Operations for the years ended December 31, 2005, 2004 and 2003.

	Year Ended December 31, 2005
	As Previously	Effect of	As
	Reported	Restatement	Restated
Revenues
Services	$10,861,649	$—	$10,861,649
License fees and other	3,364,446	—	3,364,446
	14,226,095	—	14,226,095
Costs and other expenses
Services	2,906,142	—	2,906,142
Cost of license fees and other	937,491	—	937,491
Selling, general and administrative	11,824,609	—	11,824,609
Research, development and engineering	6,846,035	—	6,846,035
	22,514,277	—	22,514,277
Operating loss	(8,288,182)	—	(8,288,182)
Other income (deductions)
Interest income	35,958	—	35,958
Interest expense	(6,548,130)	2,026,786	(4,521,344)
Derivative and warrant fair value adjustments	15,213,186	(6,058,235)	9,154,951
Loss on sale of marketable securities	(20,000)	—	(20,000)
Other expense	(34,767)	—	(34,767)
Total other income (deductions)	8,646,247	(4,031,449)	4,614,798
NET INCOME (LOSS)	$358,065	$(4,031,449)	$(3,673,384)
Basic Loss per Share:
Numerator
Net loss	$358,065	$(4,031,449)	$(3,673,384)
Convertible preferred stock dividends and accretion	(313,517)		(313,517)
Net Income (Loss) attributable to common shareholders	$44,548	$(4,031,449)	$(3,986,901)
Denominator
Weighted average common shares outstanding	44,787,807	44,787,807	44,787,807
Basic Loss per Share	$0.00	$(0.09)	$(0.09)
Diluted Loss per Share:
Numerator
Net Income (loss) attributable to common shareholders	$44,548	$(4,031,449)	$(3,986,901)
Effect of Dilutive Securities: Convertible Debentures	(8,795,834)	6,758,889	(2,036,945)
Net loss attributable to common shareholders and assumed conversions	$(8,751,286)	$2,727,440	$(6,023,846)
Denominator
Weighted average shares outstanding	44,787,807	—	44,787,807
Effect of Dilutive Securities: Convertible Debentures	7,258,496	—	7,258,496
Diluted weighted average common shares and common equivalents outstanding	52,046,303	52,046,303	52,046,303
Diluted Loss per Share	$(0.17)	$0.05	$(0.12)

	Year Ended December 31, 2004
	As Previously	Effect of	As
	Reported	Restatement	Restated
Revenues
Services	$3,351,406	$—	$3,351,406
License fees and other	2,206,825	162,720	2,369,545
	5,558,231	162,720	5,720,951
Costs and other expenses
Services	1,174,324	—	1,174,324
Cost of license fees and other	889,896	—	889,896
Selling, general and administrative	7,096,088	18,200	7,114,288
Research, development and engineering	2,979,904	—	2,979,904
	12,140,212	18,200	12,158,412
Operating loss	(6,581,981)	144,520	(6,437,461)
Other income (deductions)
Interest income	66,824	—	66,824
Interest expense	(667,008)	(748,527)	(1,415,535)
Derivative and warrant fair value adjustments	—	(3,008,419)	(3,008,419)
Gain on sale of marketable securities	33,125	—	33,125
Other expense	(88,425)	—	(88,425)
Total other income (deductions)	(655,484)	(3,756,946)	(4,412,430)
NET LOSS	$(7,237,465)	$(3,612,426)	$(10,849,891)
Basic Loss per Share:
Numerator
Net loss	$(7,237,465)	$(3,612,426)	$(10,849,891)
Convertible preferred stock dividends and accretion	(414,240)	28,885	(385,355)
Net loss attributable to common shareholders	$(7,651,705)	$(3,583,541)	$(11,235,246)
Denominator
Weighted average common shares outstanding	34,727,969	34,806,201	34,727,969
Basic Loss per Share	$(0.22)	$(0.10)	$(0.32)
Diluted Loss per Share:
Numerator
Net loss attributable to common shareholders	$(7,651,705)	$(3,583,541)	$(11,235,246)
Net loss attributable to common shareholders and assumed conversions	$(7,651,705)	$(3,583,541)	$(11,235,246)
Denominator
Weighted average shares Outstanding	34,727,969	34,806,201	34,727,969
Effect of Dilutive Securities:
Convertible Debentures	—	—	—
Diluted weighted average common shares and common equivalents outstanding	34,727,969	34,806,201	34,727,969
Diluted Loss per Share	$(0.22)	$(0.10)	$(0.32)

	Year Ended December 31, 2003
	As Previously	Effect of	As
	Reported	Restatement	Restated
Revenues
Services	$10,694	$—	$10,694
License fees and other	513,407	(308,620)	204,787
	524,101	(308,620)	215,481
Costs and other expenses
Cost of services	1,694	—	1,694
Cost of license fees and other	87,387	—	87,387
Selling, general and administrative	2,118,122	(18,200)	2,099,922
Research, development and engineering	1,037,330	—	1,037,330
	3,244,533	(18,200)	3,226,333
Operating loss	(2,720,432)	(290,420)	(3,010,852)
Other income (deductions)
Interest expense	(1,109,786)	(800,002)	(1,909,788)
Derivative and warrant fair value adjustments	—	857,545	857,545
Other income	4,145	—	4,145
Total other income (deductions)	(1,105,641)	57,543	(1,048,098)
NET LOSS	$(3,826,073)	$(232,877)	$(4,058,950)
Basic Loss per Share:
Numerator
Net loss	$(3,826,073)	$(232,877)	$(4,058,950)
Convertible preferred stock dividends and accretion	(136,755)	—	(136,755)
Net loss attributable to common shareholders	$(3,962,828)	$(232,877)	$(4,195,705)
Denominator
Weighted average common shares outstanding	17,543,586	17,543,586	17,543,586
Basic Loss per Share	$(0.23)	$(0.01)	$(0.24)
Diluted Loss per Share:
Numerator
Net Loss attributable to common shareholders	$(3,962,828)	$(232,877)	$(4,195,705)
Effect of Dilutive Securities:
Convertible Debentures	—	—	—
Net loss attributable to common shareholders and assumed conversions	$(3,962,828)	$(232,877)	$(4,195,705)
Denominator
Weighted average shares outstanding	17,543,586	17,543,586	17,543,586
Effect of Dilutive Securities:
Convertible Debentures	—	—	—
Diluted weighted average common shares and common equivalents outstanding	17,543,586	17,543,586	17,543,586
Diluted Loss per Share	$(0.23)	$(0.01)	$(0.24)

The following tables present the effect of the restatement adjustments on the Consolidated Balance Sheet as of December 31, 2005, 2004 and 2003.

CONSOLIDATED BALANCE SHEET

	As of December 31, 2005
	As Previously Reported	Effect of Restatement	As Restated
ASSETS
Cash and cash equivalents	$1,422,827	$—	$1,422,827
Receivables
Billed less allowance for doubtful receivables as of $160,000	1,635,371	—	1,635,371
Unbilled	201,942	—	201,942
Costs and earnings in excess of billings on uncompleted contracts	4,321,392	—	4,321,392
Inventory	8,760	—	8,760
Prepaid expenses	137,000	—	137,000
Total current assets	7,727,292		7,727,292
Equipment and leasehold improvements, net	548,267	—	548,267
Deposits	1,828,560	—	1,828,560
Intangible assets—less accumulated amortization	3,301,823	—	3,301,823
Deferred financing costs, net	1,562,338	—	1,562,338
Goodwill	11,389,654	—	11,389,654
Total non-current assets	18,630,642	—	18,630,642
TOTAL ASSETS	$26,357,934	$—	$26,357,934
LIABILITIES
Current maturities of long-term obligations	$4,924,224	$3,143,724	$8,067,948
Accounts payable	833,608	—	833,608
Billing in excess of costs and earnings on uncompleted contracts	32,385	—	32,385
Accrued liabilities	5,520,515	—	5,520,515
Deferred rent	443,603	—	443,603
Deferred revenue	3,264,283	—	3,264,283
Total current liabilities	15,018,618	3,143,724	18,162,342
Deferred rent	867,850	—	867,850
Deferred revenue	1,163,738	—	1,163,738
Total non-current liabilities	2,031,588	—	2,031,588
TOTAL LIABILITIES	17,050,206	3,143,724	20,193,930
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock-authorized, 5,000,000 shares (liquidation preference of $100 per share) Series A 7% Convertible; issued and outstanding, 44,557shares of $.0001 par value	4	—	4
Common stock-authorized, 85,000,000 shares, 46,306,589 issued and outstanding of $.0001 par value	4,632	—	4,632
Additional paid-in capital	51,529,332	(2,608,016)	48,921,316
Accumulated deficit	(42,226,240)	(535,708)	(42,761,948)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	9,307,728	(3,143,724)	6,164,004
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$26,357,934	$—	$26,357,934

CONSOLIDATED BALANCE SHEET

	As of December 31, 2004
	As Previously	Effect of	As
	Reported	Restatement	Restated
ASSETS:
Cash and cash equivalents	$956,230	$—	$956,230
Marketable debt securities	1,000,000	—	1,000,000
Receivables
Billed, less allowance for doubtful receivables of $422,393	1,698,144	(90,090)	1,608,054
Unbilled	310,523	—	310,523
Due from selling stockholders and other	60,793	(32,000)	28,793
Costs and earnings in excess of billings on uncompleted contracts	6,292,603	—	6,292,603
Inventory	29,599	—	29,599
Prepaid expenses	113,130	—	113,130
Total current assets	10,461,022	(122,090)	10,338,932
Equipment and leasehold improvements, net	644,101	—	644,101
Costs and earnings in excess of billings on uncompleted contracts	657,000	—	657,000
Deposits	2,838,031	—	2,838,031
Intangible assets—less accumulated amortization	4,177,279	(77,982)	4,099,297
Deferred financing costs, net	—	938,118	938,118
Goodwill	12,067,248	(43,635)	12,023,613
Total non-current assets	20,383,659	816,501	21,200,160
TOTAL ASSETS	$30,844,681	$694,411	$31,539,092
LIABILITIES:
Current maturities of long-term obligations	$3,255,182	$(192,460)	$3,062,722
Advances from stockholders	12,753	—	12,753
Accounts payable	1,325,282	23,810	1,349,092
Billings in excess of costs and earnings on uncompleted contracts	760,807	—	760,807
Accrued liabilities	4,639,619	(43,635)	4,595,984
Deferred rent	393,676	—	393,676
Deferred revenue	3,166,356	—	3,166,356
Total current liabilities	13,553,675	(212,285)	13,341,390
Long-term obligations, net of discount and current maturities	5,286,951	4,978,439	10,265,390
Deferred rent	1,311,454	—	1,311,454
Deferred revenue	71,203	—	71,203
Total non-current liabilities	6,669,608	4,978,439	11,648,047
TOTAL LIABILITIES	20,223,283	4,766,154	24,989,437
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock-authorized, 5,000,000 shares (liquidation preference of $100 per share) Series C 7% Convertible; issued and outstanding, 62,182 shares of $.01 par value	623	—	623
Common stock—authorized, 85,000,000 shares, 40,680,691 issued and outstanding of $.01 par value	406,808	—	406,808
Additional paid-in capital	45,325,172	(226,441)	45,098,731
Accumulated deficit	(35,111,205)	(3,845,302)	(38,956,507)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	10,621,398	(4,071,743)	6,549,655
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$30,844,681	$694,411	$31,539,092

CONSOLIDATED BALANCE SHEET

	As of December 31, 2003
	As Previously	Effect of	As
	Reported	Restatement	Restated
ASSETS:
Cash and cash equivalents	$1,012,790	$—	$1,012,790
Receivables billed	409,803	(308,620)	101,183
Inventory	65,857	—	65,857
Prepaid expenses	165,929	—	165,929
Total current assets	1,654,379	(308,620)	1,345,759
Equipment and leasehold improvements, net	60,157	—	60,157
Intangible assets—less accumulated amortization	68,306	—	68,306
Deferred financing costs, net	81,900	—	81,900
Total non-current assets	210,363	—	210,363
TOTAL ASSETS	$1,864,742	$(308,620)	$1,556,122
LIABILITIES:
Advances from stockholders	$34,030	$—	$34,030
Accounts payable	351,742	—	351,742
Accrued liabilities	173,736	(18,200)	155,536
Deferred revenue	10,000	—	10,000
Total current liabilities	569,508	(18,200)	551,308
Long-term obligations, net of discount and current maturities	10,431,223	(57,543)	10,373,680
Total non-current liabilities	10,431,223	(57,543)	10,373,680
TOTAL LIABILITIES	11,000,731	(75,743)	10,924,988
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock-authorized, 5,000,000 shares (liquidation preference of $100 per share) Series B 9% Convertible; issued and outstanding, 4,180 shares of $.01 par value	42	—	42
Common stock - authorized, 85,000,000 shares, issued and outstanding 21,222,990 of $.01 par value	212,229	—	212,229
Additional paid-in capital	18,327,992	—	18,327,992
Accumulated deficit	(27,676,252)	(232,877)	(27,909,129)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(9,135,989)	(232,877)	(9,368,866)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,864,742	$(308,620)	$1,556,122

BIO-key International, Inc. and Subsidiary
STATEMENTS OF CASH FLOWS

	As of December 31, 2005
	As Previously Reported	Effect of Restatement	As Restated

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$358,065	$(4,031,449)	$(3,673,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative and warrant fair value adjustments	(15,213,186)	6,058,235	(9,154,951)
Depreciation	244,450	—	244,450
Amortization:
Intangible assets	1,323,601	—	1,323,601
Deferred financing costs	186,279	—	186,279
Discounts on convertible debt related to warrants and beneficial conversion features	4,124,759	(2,026,786)	2,097,973
Allowance for doubtful receivables	48,148	—	48,148
(Gain) Loss on sale of marketable debt securities	20,000	—	20,000
Deferred rent	(393,677)	—	(393,677)
Options and warrants issued for services and other	664,043	—	664,043
Change in assets and liabilities:
Accounts receivable trade	345,050	—	345,050
Costs and earnings in excess of billings on uncompleted contracts	2,468,770	—	2,468,770
Inventories	20,839	—	20,839
Prepaid expenses and other	(65,227)	—	(65,227)
Accounts payable	(549,036)	—	(549,036)
Billings in excess of costs and earnings on uncompleted contracts	(317,737)	—	(317,737)
Accrued liabilities	1,029,404	—	1,029,404
Deferred revenue	1,191,958	—	1,191,958
Net cash used in operating activities	(4,513,497)	—	(4,513,497)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(148,616)	—	(148,616)
Proceeds from sale of marketable debt securities	980,000	—	980,000
Deposits	1,009,471	—	1,009,471
Patents and patents pending	(65,786)	—	(65,786)
Other	50,000	—	50,000
Net cash provided by (used in)investing activities	1,825,069	—	1,825,069
CASH FLOW FROM FINANCING ACTIVITIES:
Net advance from (to) stockholders	(12,753)	—	(12,753)
Issuance of convertible bridge notes	250,000	—	250,000
Repayment of convertible bridge notes	(250,000)	—	(250,000)
Issuance of long-term obligations	4,822,250	—	4,822,250
Repayment of long term obligations	(1,908,212)	—	(1,908,212)
Financing costs	(248,406)	—	(248,406)
Exercise of warrants	558,788	—	558,788
Payment of offering costs	(56,642)	—	(56,642)
Net cash provided by financing activities	3,155,025	—	3,155,025
NET INCREASE (DECREASE) IN CASH	466,597	—	466,597
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	956,230	—	956,230
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,422,827	$—	$1,422,827

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary
STATEMENTS OF CASH FLOWS

	As of December 31, 2004
	As Previously Reported	Effect of Restatement	As Restated

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(7,237,465)	$(3,612,426)	$(10,849,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative and warrant fair value adjustments	—	3,008,419	3,008,419
Depreciation	77,912	—	77,912
Amortization:
Intangible assets	424,574	111,225	535,799
Deferred financing costs	14,622	—	14,622
Discounts on convertible debt related to warrants and beneficial conversion features	120,016	637,302	757,318
Allowance for doubtful receivables	71,384	—	71,384
(Gain) Loss on sale of marketable debt securities	(33,125)	—	(33,125)
Write down of investment	50,000	—	50,000
Deferred rent	(91,291)	—	(91,291)
Options and warrants issued for services and other	55,150	—	55,150
Change in assets and liabilities:
Accounts receivable trade	1,455,321	(186,530)	1,268,791
Costs and earnings in excess of billings on uncompleted contracts	(906,649)	—	(906,649)
Inventories	36,258	—	36,258
Prepaid expenses and other	273,588	—	273,588
Accounts payable	(386,315)	23,810	(362,505)
Billings in excess of costs and earnings on uncompleted contracts	899,857	—	899,857
Accrued liabilities	936,850	18,200	955,050
Deferred revenue	(1,405,446)	—	(1,405,446)
Net cash used in operating activities	(5,644,759)	—	(5,644,759)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of PSG	(498,937)	—	(498,937)
Acquisition of AMG	(10,431,878)	—	(10,431,878)
Capital expenditures	(275,193)	—	(275,193)
Purchases of marketable debt securities	(5,887,500)	—	(5,887,500)
Proceeds from sale of marketable debt securities	4,920,625	—	4,920,625
Deposits	(2,760,583)	—	(2,760,583)
Patents and patents pending	(149,687)	—	(149,687)
Other	(46,552)	—	(46,552)
Net cash provided by (used in)investing activities	(15,129,705)	—	(15,129,705)
CASH FLOW FROM FINANCING ACTIVITIES:
Net advance from (to) stockholders	(54,437)	—	(54,437)
Issuance of long-term obligations	10,164,680	437,159	10,601,839
Repayment of long term obligations	(401,563)	—	(401,563)
Financing costs	(84,841)	(437,159)	(522,000)
Sale of common stock	11,248,803	—	11,248,803
Exercise of warrants	1,950	—	1,950
Repurchase of warrants and other	(125,000)	—	(125,000)
Payment of offering costs	(31,688)	—	(31,688)
Net cash provided by financing activities	20,717,904	—	20,717,904
NET INCREASE (DECREASE) IN CASH	(56,560)	—	(56,560)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,012,790	—	1,012,790
CASH AND CASH EQUIVALENTS, END OF YEAR	$956,230	$—	$956,230

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary
STATEMENTS OF CASH FLOWS

	As of December 31, 2003
	As Previously Reported	Effect of Restatement	As Restated

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(3,826,073)	$(232,877)	$(4,058,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative and warrant fair value adjustments	—	(857,545)	(857,545)
Depreciation	6,386	—	6,386
Amortization:
Discounts on convertible debt related to warrants and beneficial conversion features	415,634	800,002	1,215,636
Non-cash interest	1,131,053	—	1,131,053
Options and warrants issued for services and other	156,000	—	156,000
Common stock issued for services and other	76,000	—	76,000
Change in assets and liabilities:
Accounts receivable trade	(341,805)	308,620	(33,185)
Inventories	(65,857)	—	(65,857)
Prepaid expenses and other	(115,032)	—	(115,032)
Accounts payable	(2,951)	—	(2,951)
Accrued liabilities	(300,500)	(18,200)	(318,700)
Deferred revenue	10,000	—	10,000
Net cash used in operating activities	(2,857,145)	—	(2,857,145)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(66,543)	—	(66,543)
Other	(28,215)	—	(28,215)
Net cash provided by (used in)investing activities	(94,758)	—	(94,758)
CASH FLOW FROM FINANCING ACTIVITIES:
Net advance from (to) stockholders	34,030	—	34,030
Issuance of long-term obligations	3,852,250	—	3,852,250
Sale of common stock	61,665	—	61,665
Net cash provided by financing activities	3,947,945	—	3,947,945
NET INCREASE (DECREASE) IN CASH	996,042	—	996,042
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	16,748	—	16,748
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,012,790	$—	$1,012,790

The accompanying notes are an integral part of these statements

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

A summary of the estimated fair value of the net assets acquired and liabilities assumed, pertaining to PSG, is as follows:

Current Assets	$8,573
Goodwill	2,660,242
Copyrighted software	1,181,429
Marketing agreements	605,340
Trademarks	379,807
Other assets	5,857
Total assets acquired	4,841,248
Current Liabilities	(332,307)
Long-term obligations	(400,000)
Purchase price	$4,108,941

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

The Company’s most significant exposure to liquidated and other damages is with its two largest uncompleted contracts with the Pennsylvania State Police (PSP) and Hamilton County, Ohio (Hamilton). The PSP and Hamilton contracts limit the Company’s liability for damage to approximately $7,000,000 and $10,000,000, respectively. The Company’s management believes both contracts will be completed within contract terms including defined specification for performance, and accordingly, payments of damages under the contracts are not likely. However, the projects are not complete and there can be no assurances damages will not be incurred in the future. If damages are incurred there can be no assurance that any amounts required to be paid will not be material to the financial statements.

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

NOTE D—CONCENTRATION OF RISK

Financial instruments and long-term contracts, which potentially subject the Company to risk, primarily consist of receivables and costs and earnings in excess of billings on uncompleted contracts. The company extends credit to customers on an unsecured basis in the normal course of business. The company’s policy is to perform an analysis of the recoverability of its accounts receivable and costs and earnings in excess of billings on uncompleted contracts at the end of each reporting period and to establish allowances where appropriate. The company analyzes historical bad debts and contract losses, customer concentrations, and customer credit-worthiness when evaluating the adequacy of the allowances.

As of December 31, 2005, 2004, and 2003, one, two, and three customers accounted for approximately 11%, 27%, and 82% of the company’s outstanding accounts receivable balance, respectively. As of December 31, 2005 and 2004 one customer accounted for approximately 86% of the costs and earnings in excess of billings on uncompleted contracts. For the years ended December 31, 2005, 2004 and 2003, two, one, and one customer(s) accounted for approximately 16%, 21% and 46% of the Company’s revenue, respectively.

For the years ended December 31, 2005 and 2004 the customers generating 16% and 21% of the Company’s revenue, respectively, were customers of the Law Enforcement segment. For the year ended December 31, 2003, the customer generating 46% of the Company’s revenue was a customer of the Biometrics segment.

For the years ended December 31, 2005 and 2004 sales to governmental entities amounted to approximately 79% and 89% of total revenue. As of December 31, 2005 and 2004 governmental customers amounted to approximately 74% and 62% of total accounts receivable.

NOTE E—COSTS AND EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

The components of uncompleted contracts consisted of the following as of December 31, 2005, 2004 and 2003:

	2005	2004

Cost and Earnings incurred on uncompleted contracts	$17,505,796	$20,610,050

Less billings to date	(13,216,789)	(14,421,254)

	$4,289,007	$6,188,796

Costs and earnings in excess of billings on uncompleted contracts	$4,321,392	$6,949,603

Billings in excess of costs and earnings on uncompleted contracts	(32,385)	(760,807)

	$4,289,007	$6,188,796

NOTE F—PREPAID EXPENSES

Prepaid expenses consisted of the following as of December 31:

	2005	2004	2003

Consulting fees	$—	$—	$90,000

Insurance and other	137,000	113,130	75,929

Total	$137,000	$113,130	$165,929

In October 2003, the Company entered into a twelve-month consulting agreement with a financial advisory services company. The terms of the consulting agreement required $108,000 to be paid in fees over the term of the agreement. The consulting fees were amortized to expense over the term of the agreement, which expired October 31, 2004.

NOTE G—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following as of December 31:

	2005	2004	2003

Equipment	$458,847	$348,298	$66,543
Furniture and fixtures	179,349	162,593	36,550
Software	104,414	88,302	—
Leasehold improvements	170,955	165,756	—
	913,565	764,949	103,093

Less accumulated depreciation and amortization	(365,298)	(120,848)	(42,936)

Total	$548,267	$644,101	$60,157

NOTE H—OTHER ASSETS

Intangible Assets

Intangible assets consisted of the following as of December 31:

	2005	2004	2003
	Restated

Copyrighted software	$1,181,429	$1,181,429	$—
Customer relationships	1,009,000	1,009,000	—
Trademarks	807,872	807,872	—
Developed technology	710,000	710,000	—
Marketing agreements	605,340	605,340	—
Patents and patents pending	283,779	217,994	68,306
	4,597,420	4,531,635	68,306

Less Accumulated Amortization	(1,295,597)	(432,338)	—

Total	$3,301,823	$4,099,297	$68,306

Deferred financing costs

Debt issuance costs are amortized based upon the lives of the respective debt obligations. The gross carrying amount of deferred loan costs at December 31, 2005, 2004 and 2003 was $1,763,238, $952,741 and $81,900, respectively, and accumulated amortization was $200,901 and $14,622 at December 31, 2005 and 2004, respectively. Amortization of deferred loan costs is included in interest expense and was $186,279 and $14,622 for 2005 and 2004, respectively.

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

Deferred Offering Costs

In March 2002, the Company engaged an investment banking firm to advise the Company regarding raising additional capital through the potential future issuance of the Company’s equity, debt or convertible securities. The firm received a nonrefundable retainer fee of $50,000, out of pocket costs of $14,900 and has been granted a warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $1.00 per share through March 22, 2006. The estimated value of the warrant is $17,000. These deferred costs were charged to operations in 2004 when this engagement terminated.

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

NOTE J—RELATED PARTY

Consulting Arrangement with Thomas J. Colatosti

In connection with his appointment to the Board of Directors in September 2002, the Company entered into a consulting arrangement with Thomas J. Colatosti. Under the arrangement, the Company paid Mr. Colatosti $4,000 per month through December 2003 and issued him options to purchase 150,000 shares of common stock at an exercise price of $0.31 per share, the closing price of the Company’s common stock on the date of grant. In December 2003, a committee of independent directors renewed this arrangement through December 31, 2004. The committee also issued options to Mr. Colatosti to purchase 200,000 shares of common stock at an exercise price of $1.32 per share, the closing price of the Company’s common stock on the date of grant, for serving as Chairman. Effective November 1, 2004, Mr. Colatosti’s monthly consulting fee was increased to $14,500. Mr. Colatosti has substantial experience in the biometric industry and in addition to his role as the Chairman of the Board of Directors of the Company, provides extensive service to the Company in the areas of strategic planning and corporate finance. During the years ended December 31, 2005 and 2004, approximately $102,000 and $69,000 were paid, respectively. Mr. Colatosti agreed to waive his fees for five months in 2005.

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

NOTE K—DEFERRED REVENUE

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

NOTE L—LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following as of December 31:

	2005	2004	2003
	Restated	Restated	Restated
2001
10% secured convertible note	$—	$—	$3,617,920
2002
10% secured convertible note	—	—	1,080,000
7% convertible note	—	—	750,000
2003
7% Secured convertible term notes	—	—	3,852,250
Discount	—	—	(368,146)
FMV of embedded derivatives	—	—	310,603
2004
Convertible term notes	5,992,304	9,964,437	—
Discount	(2,307,679)	(5,508,021)	—
FMV of embedded derivatives	421,317	6,024,677	—
FMV of warrants	828,095	2,847,019	—
2005
Convertible term notes	5,284,723	—	—
Discount	(3,396,454)	—	—
FMV of embedded derivatives	590,226	—	—
FMV of warrants	655,416	—	—
Long-term accrued interest payable	—	—	1,131,053
	8,067,948	13,328,112	10,373,680

Less current portion (net of discount)	8,067,948	3,062,722	—

Total	$—	$10,265,390	$10,373,680

Senior Convertible Term Notes

2004 Notes

On September 29, 2004, we entered into a Securities Purchase Agreement (the “Senior Purchase Agreement”) with Laurus Master Fund, Ltd. (“Laurus”) and certain other institutional and accredited investors (together with Laurus, the “Senior Investors”). Under the Senior Purchase Agreement, the Company issued secured convertible term notes (the “Senior Convertible Notes”) in the aggregate principal amount of $5,050,000, convertible into common stock of the Company at $1.35 per share, and issued warrants (the “Senior Warrants”) to purchase an aggregate of 1,122,222 shares of our common stock at an exercise price of $1.55 per share.

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

Subordinated Convertible Term Notes

2004 Notes

On September 29, 2004, we entered into a Securities Purchase Agreement (the “Subordinated Purchase Agreement”) with The Shaar Fund, Ltd. (“Shaar”) and other existing shareholders of the Company and accredited investors (collectively, the “Subordinated Investors”) for $4,950,000. Under the Subordinated Purchase Agreement, the Company issued unsecured convertible term notes (the “Subordinated Convertible Notes”) in the aggregate principal amount of $4,950,000, convertible into common stock of the Company in certain circumstances at $1.35 per share, and issued warrants (the “Subordinated Warrants”) to purchase an aggregate of 1,099,997 shares of our common stock at an exercise price of $1.55 per share. The proceeds from this transaction were used in part to finance a portion of the Aether Acquisition and will be used in part for working capital purposes.

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

The accounting treatment of the derivatives and warrants requires that the Company record the derivatives and the warrant at their relative fair value as of the inception date of the agreement, and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives and warrants is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives and warrants is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. As of December 31, 2004 and 2005, respectively, the derivatives were valued at $6,024,677 and $1,011,543 for the 2004 and 2005 notes. Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 83% to 118%; and risk free interest rate of 2.89% to 4.4% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using other binomial models and measuring the impact of the derivative on the expected interest payment amount over the life of the Note. The Warrants issued with the 2004 and 2005 debt financings classified as liabilities were valued at $1,483,511 and $2,847,019 using the Black Scholes Option Pricing model with the following assumptions: dividend yield of 0%; annual volatility of 110% and risk-free interest rate of 4.4%, and dividend yield of 0%; annual volatility of 128% and risk-free interest rate of 3.6%, as of December 31, 2005 and 2004, respectively. Both the derivatives and warrants were classified as long-term liabilities.

At the time of issuance, the initial relative fair value assigned to the embedded derivatives was $3,714,589 and $2,031,414 for the 2004 and 2005 notes, respectively. The initial relative fair value assigned to the warrants was $1,912,639 and $1,233,153 for the 2004 and 2005 notes, respectively.

Both the derivatives and the warrants were recorded as discounts to the Notes and are being amortized to interest expense over the expected term of the debt, using the effective interest method. At December 31, 2005, the unamortized discount on the Notes was $2,307,679 and $3,396,454 for 2004 and 2005 notes, respectively. The effective interest rate on the Notes for the period ended December 31, 2005 and 2004 ranged between 77% and 136% based on the frequency of principal payments as well as actual payments made. At December 31, 2004, the unamortized discount on the Notes was $5,971,662 for the 2004 debt.

Other Debt

The key provisions of the Company’s long-term notes and debentures issued prior to 2004 are as follows:

•             10% Secured Convertible Note Issued in 2001: During 2001, the Company had unsecured short-term notes from Shaar in the aggregate principal amount of $2,770,000. Shaar converted this amount and associated accrued interest of $257,920 together with additional financing of $1,065,000 into a convertible note in the principal amount of $4,092,920 (the Convertible Note). During 2003, Shaar converted $475,000 of this note along with accrued interest of $98,465 into 764,620 shares of the Company’s common stock at the stipulated per share conversion price of $0.75 per share. The note is collateralized by substantially all of the Company’s assets. During 2004, Shaar first converted $2,063,938 of this note into shares of the Company’s common stock at the stipulated per share conversion price of $0.75 per share. During March 2004, the Company entered into a securities exchange agreement (the Agreement) with Shaar. Pursuant to the Agreement, Shaar converted the remaining $1,553,982 of this note into shares of the Company’s Series A convertible preferred stock at the stipulated per share conversion price of $100 per share.

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

•             10% Secured Convertible Notes Issued in 2002: As part of a recapitalization transaction, the Shaar agreed to provide additional financing in incremental monthly installments during the six-month period commencing March 1, 2002, subject to certain conditions. As of December 31, 2002, the Company has received $1,080,000 and issued notes payable to Shaar. The notes are convertible into shares of the Company’s common stock at a conversion price of $0.75 per share. The notes are collateralized by substantially all of the Company’s assets. Pursuant to the Agreement entered into in March 2004, Shaar converted this note into shares of the Company’s Series A convertible preferred stock at the stipulated per share conversion price of $100 per share.

•             7% Convertible Notes Issued in 2002: As part of an August 2002 bridge note agreement with Shaar, Shaar provided a total of $750,000 of additional financing in incremental monthly installments during the four-month period commencing August 2002. The note, as amended, is due October 1, 2005 along with accrued interest at 7% per annum. The bridge notes are convertible at the option of Shaar into shares of the Company’s common stock at a conversion price of $0.75 per share or into shares of the Company’s series B preferred stock at a conversion price of $100 per share. The note is collateralized by substantially all of the Company’s assets. Pursuant to the Agreement entered into in March 2004, Shaar converted this note into shares of the Company’s Series A convertible preferred stock at the stipulated per share conversion price of $100 per share.

•             7% Secured Convertible Notes Issued in 2003: In January 2003, Shaar agreed to provide up to $2,350,000 of new debt financing. The agreement was amended in October 2003 to provide for up to $2,500,000 of additional funding. As of December 31, 2003, the Company had received advances totaling $3,852,250. Pursuant to this agreement, Shaar is to provide the additional monthly borrowings during 2004, subject to certain conditions. The terms of the notes, as amended December 31, 2003, required the principal and accrued interest at 7% to be repaid on October 1, 2005. In the event that the Company completed a private placement of equity securities resulting in gross proceeds of at least $5,000,000 on or before June 30, 2004 the principal amount and accrued interest due under the note is convertible, at the option of Shaar, into the securities sold in such transaction at a conversion price equal to the sale price of such securities. Upon completion of such an equity transaction, Shaar also has the right to request repayment of the note. Shaar may, at any time, elect to convert some or all of the notes into shares of the Company’s common stock at a conversion price of $0.75 per share or into shares of the Company’s series B preferred stock at a conversion price of $100 per share. The notes are collateralized by substantially all of the Company’s assets. The terms of a Registration Rights Agreement with Shaar, as amended, required the Company to file a registration statement with the SEC covering the resale of any shares of common stock issuable upon any conversion of these notes. This registration statement was filed in July 2004.

During the quarter ended March 31, 2004, the Company received the final advances totaling $1,000,000, pursuant to this note agreement. In March 2004, at the request of Shaar, the Company issued Thomas J. Colatosti, the chairman of the Board, a $375,000 note and Shaar a $2,125,000 note (collectively the Investors) in exchange for the October 31, 2003, $2,500,000 7% Secured Convertible Promissory Note due Shaar. The terms of the notes require the principal and accrued interest at 7% to be repaid on October 1, 2005. In the event that the Company completes a private placement of equity securities resulting in gross proceeds of at least $5,000,000 on or before June 30, 2004 the principal amount and accrued interest due under the notes are convertible, at the option of the Investors, into the securities sold in such transaction at a conversion price equal to the sale price of such securities. Upon completion of such an equity transaction, the Investors also have the right to request repayment of the note. The Investors may, at any time, elect to convert some or all of the notes into shares of the Company’s common stock at a conversion price of $0.75 per share or into shares of the Company’s series C preferred stock at a conversion price of $100 per share.

Pursuant to the Agreement entered into in March 2004, the Investors converted the remaining $2,352,250 of these notes into shares of the Company’s series C convertible preferred stock at the stipulated per share conversion price of $100 per share. During March 2004, Shaar, in a separate transaction, converted $1,777,500 of this note into shares of the Company’s series C convertible preferred stock at the stipulated per share conversion price of $100 per share. In March 2004, Shaar, in connection with a securities purchase agreement, paid for a portion of their purchased stock and warrants by canceling $347,500 of this note.

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

As of December 31, 2003, all existing long-term obligations were amended to provide, among other things, that all accrued interest be repaid on October 1, 2005. In connection with the above conversions of notes during 2004, Shaar also converted all accrued interest due thereon into shares of the Company’s common stock and series C convertible preferred stock at their respective stipulated per share conversion prices of $0.75 and $100 per share.

The conversion and exercise prices of the Company’s convertible instruments, options and warrants discussed here and elsewhere were determined by individual negotiation between the Company and the individual security holders or grantees.

Primarily all of the Company’s interest expense during 2005 and 2004 related to obligations due Shaar. During 2005 and 2004, interest expense to Shaar was approximately $226,000 and $176,000, respectively.

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

Geographically North American sales accounted for approximately 100% of the Company’s total sales for fiscal years 2005, 2004 and 2003.

Summarized financial information concerning our reportable segments is shown in the following table:

	For the Years Ended December 31,
	2005	2004	2003
	Restated	Restated	Restated
Revenue:
Law	$10,524,938	$4,482,778	$—
Fire	3,221,086	881,196	—
Biometrics	480,071	356,977	215,481
Consolidated Revenue	14,226,095	5,720,951	215,481
Segment operating income
Law	(3,817,866)	(1,463,095)	—
Fire	(1,555,788)	(590,056)	—
Biometrics	(2,914,528)	(4,384,310)	(3,010,852)
Total Segment Operating Income	(8,288,182)	(6,437,461)	(3,010,852)
Reconciliation to net loss
Interest expense	(4,521,344)	(1,415,535)	(1,909,788)
Interest income	35,958	66,824	—
Derivative and warrant fair value adjustments	9,154,951	(3,008,419)	857,545
Other expense	(54,767)	(55,300)	4,145
Net loss	$(3,673,384)	$(10,849,891)	$(4,058,950)

NOTE N—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company does not own any real estate but conducts operations from four leased premises. These non-cancelable operating leases expire a various dates through 2009. In addition to base rent, the Company pays for property taxes, maintenance, insurance and other occupancy expenses according to the terms of the individual leases.

In connection with the Company’s acquisition of AMG in 2004, the Company entered into a sub-lease with Aether, which requires monthly lease payments in excess of existing market rates. Rent expense is recorded at market rate and charged on a straight- line basis through August 31, 2008, the termination date of the lease. The company has accrued a liability to reflect the net present value of the excess of cash payments over rent expense for the remaining term of the lease.

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

NOTE O—STOCKHOLDERS’ EQUITY

Common Stock

In August 2004, the Company’s shareholders approved amendments to its articles of incorporation which increased the number of authorized shares of common stock from 60,000,000 to 85,000,000.

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

Series B 9% Convertible Preferred Stock (BIO-key Minnesota)

The Series B Preferred Stock accrues dividends of 9% payable semi-annually on June 15, December 15, and on such date that the preferred stockholder elects to convert preferred stock to common stock, in cash, or at the option of the Company, in additional shares of its common stock. As of December 31, 2003, cumulative dividends in arrears were approximately $86,000. The Series B shares are redeemable at the option of the Company, so long as the Company’s common stock is eligible for quotation on the OTC Bulletin Board and the shares issuable upon conversion are subject to an effective registration statement. The Series B shares are convertible into shares of the Company’s common stock at a per share conversion price equal to the lesser of $0.75 or a 22% discount to the average closing price of the common stock during the five trading days preceding conversion. The Series B shares have no voting rights.

During March 2004, the Investor converted the remaining 4,180 shares of Series B 9% convertible preferred stock and $107,693 of dividends and accrued interest thereon into 5,257 shares of the Company’s Series A preferred stock. All of the Company’s Series A preferred stock is convertible into shares of the Company’s common stock at a conversion price of $.75 per share.

Series C 7% Convertible Preferred Stock

In March 2004, we designated 100,000 shares of preferred stock as Series C Convertible Preferred Stock (the “Series C Shares”), of which 62,182 are issued and outstanding at December 31, 2004. The Series C Shares accrue a cumulative annual dividend of 7% on the $100 face amount of such shares payable in shares of common stock on June 15 and December 15 each year, and on such date that the preferred stockholder elects to convert preferred stock to common stock. As of December 31, 2004, cumulative dividends in arrears were approximately $308,900. In the event of a liquidation, dissolution or winding up of the Company, the Series C Shares have a liquidation preference of $100 per share plus all accrued and unpaid dividends thereon prior to any payment or distribution to holders of our common stock. The Series C Shares are convertible into common stock at a conversion price of $.75 per share. The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends or reclassifications. Subject to certain exceptions, in the event we issue additional shares of common stock at a purchase price less than the conversion price of the Series C Shares, the conversion price shall be lowered to such lesser price. In the event that the average closing bid price of our common stock is less than $1.00 per share for thirty (30) consecutive trading days at any time after March 3, 2007, we will be required to redeem the Series C Shares by payment of $100 per share plus all accrued and unpaid dividends due thereon.

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

Summary of Option Information

Information summarizing option activity is as follows:

	Number of Options
	1996 Plan	1999 Plan	2004 Plan	Non Plan	Total	Range of exercise price	Weighted average exercise price
Balance, as of December 31, 2002	390,380	1,836,669	—	1,963,000	4,190,049	0.19-6.42	0.77

Granted	130,000	150,000	—	2,460,000	2,740,000	0.20-1.32	0.89
Exercised	—	(193,743)	—	(114,581)	(308,324)	0.20	0.20
Expired or cancelled	(33,000)	(616,257)	—	(1,040,419)	(1,689,676)	0.19-3.00	1.04
Balance, as of December 31, 2003	487,380	1,176,669	—	3,268,000	4,932,049	0.19-6.42	0.79

Granted	—	—	1,960,000	930,000	2,890,000	0.93-1.62	1.14
Exercised	(251,000)	—	—	—	(251,000)	0.38	0.38
Expired or cancelled	(5,000)	—	—	(40,000)	(45,000)	0.50-3.22	0.80
Balance, as of December 31, 2004	231,380	1,176,669	1,960,000	4,158,000	7,526,049	0.19-6.42	0.94

Granted	18,018	—	831,000	700,000	1,549,018	0.38-1.34	0.90
Exercised	(96,668)	(97,000)	—	(60,000)	(253,668)	0.38-0.91	0.77
Expired or cancelled	(2,730)	(17,544)	(738,140)	(1,715,150)	(2,473,564)	0.35-1.62	1.00
Balance, as of December 31, 2005	150,000	1,062,125	2,052,860	3,082,850	6,347,835

Available for future grants, December 31, 2005	—	647,132	1,947,140	—	2,594,272

Additional information regarding outstanding options as of December 31, 2005 is as follows:

Shares under outstanding options				Shares exercisable under outstanding options
Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)	Number exercisable	Weighted average exercise price
$0.19	60,000	$0.19	2.65	60,000	$0.19
0.29-0.40	837,456	0.33	2.47	822,046	0.33
0.46-0.69	1,808,000	0.55	2.99	1,303,332	0.53
0.86-1.05	646,519	0.97	5.47	396,519	0.95
1.10-1.62	2,947,860	1.22	5.90	2,324,520	1.20
6.42	48,000	6.42	2.12	48,000	6.42

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

Significant components of deferred taxes are as follows at December 31:

	2005	2004	2003
	Restated	Restated	Restated
Current asset:
Accrued compensation	$37,000	$59,000	$20,000
Accounts receivable allowance	63,000	29,000	—
Non-current asset:	—
Basis differences in fixed assets	14,000	12,000	(11,000)
Basis differences in intangible assets	(145,000)	39,000	—
Accrued interest and other	269,000	89,000	407,000
Income tax credits	856,000	217,000	166,000
Net operating loss carryforwards	16,782,000	11,796,000	9,070,000
Valuation allowances	(17,876,000)	(12,241,000)	(9,652,000)
	$—	$—	$—

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

	2005	2004	2003
	Restated	Restated	Restated
US Federal statutory income tax rate	34.0%	34.0%	34.0%

Federal income tax provision (benefit) at statutory rate	$(1,249,000)	$(3,689,000)	$(1,380,000)
Derivative and warrant valuation adjustments	(3,113,000)	1,023,000	—
Other	(1,273,000)	77,000	55,000
Change in valuation allowance	5,635,000	2,589,000	1,325,000

Provision (benefit) for income taxes	$—	$—	$—
Effective rate on operations	0.0%	0.0%	0.0%

NOTE R—FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company’s derivative financial instruments consist of embedded derivatives related to the $7,050,000 Senior Secured Convertible Term Note and the $8,194,723 Subordinate Unsecured Convertible Term Note (“Notes’’). These embedded derivatives include certain conversion features and variable interest features. The Company also issued warrants to purchase shares of the Company’s Common stock as part of the debt financing. The accounting treatment of derivatives and the warrants requires that the Company record the derivatives and the warrants as a liability at their relative fair values as of the inception date of the agreement, and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives or the warrant is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives or warrant is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. As of December 31, 2005, the derivatives and warrants classified as liabilities were valued at $1,011,543 and $1,483,511 respectively. Conversion related derivatives were valued at each quarter end using the Binomial Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility ranging from 141% to 87%; and risk free interest rate ranging from .96% to 1.51% as well as probability analysis related to subsequent financing. In accordance with EITF 00-19, the derivatives are classified as long-term liabilities due to the possible monetary penalties associated with conversion features embedded within the debt instruments.

NOTE S—SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Years ended December 31,
	2005	2004	2003
	Restated	Restated
Cash paid for:
Interest	1,267,713	181,934	—
Noncash Financing Activities:
Conversion of convertible debentures and notes, bridge notes and accrued interest into common stock	890,003	2,547,644	1,573,466

Issuance of Series C preferred stock in exchange for Series B Preferred stock and cumulative dividends in arrears, thereon	—	525,668	—
Issuance of Series C preferred stock in exchange for debt	—	8,702,463	—
Issuance of common stock in exchange for options and warrants	—	99,222	—
Issuance of common stock in conjunction with PSG acquisition	—	3,608,940	—
Issuance of common stock and warrants in exchange for services	—	99,400	—
Trade receivables assumed by prior Shareholders of AMG	—	54,552	—
Offering costs	—	131,211	—
Conversion of short-term notes and penalties into long-term notes	—	—	9,300,170
Issuance of common stock in exchange for Series A, Series B and Series C preferred stock and cumulative dividends in arrears, thereon	121,819	94,383	244,919
Securities transferred from held-to-maturity to available-for-sale	—	1,000,000	—
Cashless exercise of options and warrants	164,075	—	—
Goodwill allocation adjustment	633,959	—	—
Issuance of warrants in exchange for financing fees	234,150	534,201	—
Issuance of common stock for financing fees related to payment deferral	788,284	—	—
Issuance of warrants in conjunction with convertible debt financing	1,233,153	1,912,639	—
Origination of embedded derivatives with debt financing	2,031,414	3,714,589	—
Origination of debt discounts with debt financing	690,609	941,160	—

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

The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows for the following fiscal years ended December 31:

	2005	2004	2003
	Restated	Restated	Restated

Numerator:

Net loss	(3,673,384)	(10,849,891)	(4,058,950)

Dividends accumulated on cumulative preferred stock	(313,517)	(385,355)	(136,755)
Loss available to common shareholders (basic eps)	(3,986,901)	(11,235,246)	(4,195,705)

Adjustment for interest expense and debt conversion features	(2,036,945)	—	—
Net earnings, adjusted (diluted eps)	(6,023,846)	(11,235,246)	(4,195,705)

Denominator:
Weighted-average shares used to compute basic EPS	44,787,807	34,806,201	17,543,586
Effect of dilutive securities:
Convertible notes	7,258,496	—	—
Weighted-average shares used to compute diluted EPS	52,046,303	34,806,201	17,543,586

Earnings per share
Basic	$(0.09)	$(0.32)	$(0.24)
Diluted	$(0.12)	$(0.32)	$(0.24)

The following table summarizes the potential weighted average shares of common stock that were excluded from the diluted per share calculation, because the effect of including these potential shares was anti-dilutive.

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

Had the 2006 Financing taken place prior to the year-ended December 31, 2005, potential common shares would have been increased by 1,428,571 shares. These shares would have been anti-dilutive and would have been excluded from the EPS calculation.

NOTE V—RECLASSIFICATIONS

Certain amounts in the 2004 and 2003 financial statements have been reclassified to conform to the 2005 presentation. These reclassifications had no effect on the previously reported net loss or stockholders’ equity (deficit).

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

On February 7, 2006, BIO-key International, Inc. (the “Company”) entered into a Compensation Agreement (the “Agreement”) with Thomas J. Colatosti (“Mr. Colatosti”), the current Chairman of the Board of Directors and Co-Chief Executive Officer of the Company. Pursuant to the Agreement, Mr. Colatosti will provide services to the Company and its subsidiaries and affiliates for the year ending December 31, 2006 at a rate of $14,500 per month.

In February 2006, the Company’s shareholders approved amendments to articles of incorporation which increased the number of authorized shares of common stock from 85,000,000 to 170,000,000.

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

As of May 19, 2006, the Company was delinquent with respect to some interest obligations on certain subordinated notes issued in September 2004 and May 2005. Due to certain cross default provisions contained in both the senior and subordinated notes, all outstanding debt is considered to be in default. Accordingly, the Company has reclassified approximately $8,849,000 of principal from long-term to current liabilities as of March 31, 2006 and approximately $9,734,000 of principal from long-term to current liabilities as of December 31, 2005. All of the related discount and embedded derivatives associated with the debt has also been reclassed to current.

NOTE X—Results by Quarter (Unaudited)

The first set of tables below presents unaudited quarterly financial information for 2005, 2004 and 2003. The amounts presented have been restated from those previously reported on Form 10-Q for the applicable periods and in our 2004 annual report on Form 10-K. The second set of tables below sets forth, for each of the quarters and for each of the interim balance sheet dates presented, the amounts of the restatement adjustments and a reconciliation from previously reported amounts to the restated amounts.

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

Certain of the previously reported amounts have been reclassified to conform to the 2005 presentation. These reclassifications had no effect on the previously reported net loss or stockholders’ equity (deficit).

Results by Quarter
(Unaudited)

	Three Months Ended March 31,			Three Months Ended June 30,
	2005	2004	2003	2005	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Revenues
Services	$3,059,854	$27,800	$—	$2,761,887	$103,439	$2,715
License fees and other	879,737	248,871	27,504	923,665	322,895	10,305
	3,939,591	276,671	27,504	3,685,552	426,334	13,020
Costs and other expenses
Services	835,565	—	—	1,034,127	—	715
Cost of license fees and other	327,857	5,778	2,393	205,385	94,889	2,589
Selling, general and administrative	2,846,623	815,703	568,499	3,125,471	1,343,942	468,947
Research, development and engineering	2,075,070	262,761	221,107	1,670,471	351,814	253,770

	6,085,115	1,084,242	791,999	6,035,454	1,790,645	726,021
Operating loss	(2,145,524)	(807,571)	(764,495)	(2,349,902)	(1,364,311)	(713,001)
Other income (deductions)
Interest income	26,062	—	—	2,988	—	—
Interest expense	(834,916)	(367,044)	(410,964)	(552,093)	(852)	(484,733)
Derivative and warrant fair value adjustments	3,576,881	323,128	(119,247)	1,373,367	—	27,359
Gain on sale of marketable securities	(20,000)	—	—	—	—	—
Other income (expense)	—	2,348	554	(532)	14,175	426
Total other income (deductions)	2,748,027	(41,568)	(529,657)	823,730	13,323	(456,948)
NET INCOME (LOSS)	$602,503	$(849,139)	$(1,294,152)	$(1,526,172)	$(1,350,988)	$(1,169,949)

Basic Earnings (Loss) per Share:
Numerator
Net Income (loss)	$602,503	$(849,139)	$(1,294,152)	$(1,526,172)	$(1,350,988)	$(1,169,949)

Convertible preferred stock dividends and accretion	(89,185)	(11,103)	—	(79,701)	(127,765)	—

Net Income (loss) attributable to common shareholders	$513,318	$(860,242)	$(1,294,152)	$(1,605,873)	$(1,478,753)	$(1,169,949)

Denominator
Weighted average common shares outstanding	42,662,253	23,845,247	14,377,406	44,663,981	37,693,849	14,886,809

Basic Earnings (Loss) per Share	$0.01	$(0.04)	$(0.09)	$(0.04)	$(0.04)	$(0.08)

Diluted Loss per Share:
Numerator
Net income (loss) attributable to common shareholders	$513,318	$(860,242)	$(1,294,152)	$(1,605,873)	$(1,478,753)	$(1,169,949)

Effect of Dilutive Securities: Convertible Debentures	(2,141,436)	—	—	(467,709)	—	—

Net loss attributable to common shareholders and assumed conversions	$(1,628,118)	$(860,242)	$(1,294,152)	$(2,073,582)	$(1,478,753)	$(1,169,949)

Denominator
Weighted average shares outstanding	42,662,253	23,845,247	14,377,406	44,663,981	37,693,849	14,886,809

Effect of Dilutive Securities:
Convertible Debentures	6,092,739	—	—	6,094,636	—	—

Diluted weighted average common shares and common equivalents	48,754,992	23,845,247	14,377,406	50,758,617	37,693,849	14,886,809

Diluted Loss per Share	$(0.03)	$(0.04)	$(0.09)	$(0.04)	$(0.04)	$(0.08)

Results by Quarter (Continued)
(Unaudited)

	Three Months Ended September 30,			Three Months Ended December 31,
	2005	2004	2003	2005	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Revenues
Services	$2,496,883	$10,640	$5,000	$2,543,025	$3,209,527	$2,979
License fees and other	735,588	254,763	141,987	825,456	1,543,016	24,991
	3,232,471	265,403	146,987	3,368,481	4,752,543	27,970
Costs and other expenses
Services	503,843	—	—	532,607	1,174,324	979
Cost of license fees and other	125,633	25,465	2,641	278,616	763,764	79,764
Selling, general and administrative	2,836,875	1,636,260	511,297	3,015,640	3,318,383	551,179
Research, development and engineering	1,799,845	452,545	246,523	1,300,649	1,912,784	315,930
	5,266,196	2,114,270	760,461	5,127,512	7,169,255	947,852
Operating loss	(2,033,725)	(1,848,867)	(613,474)	(1,759,031)	(2,416,712)	(919,882)
Other income (deductions)
Interest income	6,908	—	—	—	66,824	—
Interest income (expense)	(1,605,771)	82,937	(546,195)	(1,528,564)	(1,130,576)	(467,896)
Derivative and warrant fair value adjustments	3,210,057	517,591	71,799	994,646	(3,849,138)	877,634
Gain on sale of marketable securities	—	33,125	—	—	(33,125)	—
Other income (expense)	(24,816)	9,855	1,766	(9,420)	(81,678)	1,399
Total other income (deductions)	1,586,378	643,508	(472,630)	(543,338)	(5,027,693)	411,137
NET LOSS	$(447,347)	$(1,205,359)	$(1,086,104)	$(2,302,369)	$(7,444,405)	$(508,745)

Basic Loss per Share:
Numerator
Net loss	$(447,347)	$(1,205,359)	$(1,086,104)	$(2,302,369)	$(7,444,405)	$(508,745)

Convertible preferred stock dividends and accretion	(72,632)	(126,801)	—	(71,999)	(119,686)	(136,755)

Net loss attributable to common shareholders	$(519,979)	$(1,332,160)	$(1,086,104)	$(2,374,368)	$(7,564,091)	$(645,500)

Denominator
Weighted average common shares outstanding	45,476,802	38,624,196	16,389,475	46,306,589	39,270,676	19,117,761

Basic Loss per Share	$(0.01)	$(0.03)	$(0.07)	$(0.05)	$(0.19)	$(0.03)

Diluted Loss per Share:
Numerator
Net loss attributable to common shareholders	$(519,979)	$(1,332,160)	$(1,086,104)	$(2,374,368)	$(7,564,091)	$(645,500)

Effect of Dilutive Securities: Convertible Debentures	(356,879)	(458,318)	—	—	—	—

Net loss attributable to common shareholders and assumed conversions	$(876,858)	$(1,790,478)	$(1,086,104)	$(2,374,368)	$(7,564,091)	$(645,500)

Denominator
Weighted average shares outstanding	45,476,802	38,624,196	16,389,475	46,306,589	39,270,676	19,117,761

Effect of Dilutive Securities: Convertible Debentures	8,384,793	73,751	—	—	—	—

Diluted weighted average common shares and common equivalents	53,861,595	38,697,947	16,389,475	46,306,589	39,270,676	19,117,761

Diluted Loss per Share	$(0.02)	$(0.05)	$(0.07)	$(0.05)	$(0.19)	$(0.03)

Results by Quarter (Continued)
(Unaudited)

	March 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
ASSETS:
Cash and cash equivalents	$1,370,585	$478,419	$339,838
Receivables
Billed, less allowance for doubtful receivables of $209,102, $4,000 and $0, respectively	2,431,498	461,256	11,195
Unbilled	605,523	—	—
Escrow	—	11,248,803	—
Due from selling stockholders and other	28,793	153,988	—
Costs and earnings in excess of billings on uncompleted contracts	6,040,927	—	—
Inventory	29,599	59,624	—
Prepaid expenses	208,222	34,404	52,366
Total current assets	10,715,147	12,436,494	403,399
Equipment and leasehold improvements, net	658,859	75,866	—
Costs and earnings in excess of billings on uncompleted contracts	657,000	—	—
Deposits	2,258,191	—	—
Intangible assets—less accumulated amortization	3,883,614	—	—
Deferred financing costs, net	821,036	—	—
Other	—	4,827,747	123,962
Goodwill	11,331,311	—	—
Total non-current assets	19,610,011	4,903,613	123,962
TOTAL ASSETS	$30,325,158	$17,340,107	$527,361
LIABILITIES:
Current maturities of long-term obligations	$2,391,742	$—	$6,645,832
Note payable	—	400,000	—
Advances from stockholders	—	60,958	—
Accounts payable	1,133,684	540,862	245,687
Billings in excess of costs and earnings on uncompleted contracts	1,404,165	—	—
Accrued liabilities	5,404,872	118,480	732,175
Deferred rent	405,605	—	—
Deferred revenue	3,535,164	119,657	—
Total current liabilities	14,275,232	1,239,957	7,623,694
Long-term obligations, net of discount and current maturities	6,023,273	375,000	1,218,866
Deferred rent	1,205,468	—	—
Deferred revenue	53,317	58,301	—
Total non-current liabilities	7,282,058	433,301	1,218,866
TOTAL LIABILITIES	21,557,290	1,673,258	8,842,560
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock — authorized, 5,000,000 shares of $.0001 par value (liquidation preference of $100 per share)
Series A 7% Convertible; issued and outstanding 51,182 shares of $.0001 par value	5	—	—
Series B 9% Convertible; issued and outstanding, 18,430 shares	—	—	184
Series C 7% Convertible; issued and outstanding, 88,532 shares	—	885	—
Common stock - authorized, 85,000,000 shares; issued and outstanding; 44,344,251 shares of $.0001 par value in 2005, 35,889,649 and 14,377,406 shares of $.01 par value in 2004 and 2003, respectively	4,434	358,897	143,774
Additional paid-in capital	47,189,619	44,173,027	16,440,399
Accumulated deficit	(38,426,190)	(28,865,960)	(24,899,556)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	8,767,868	15,666,849	(8,315,199)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$30,325,158	$17,340,107	$527,361

Results by Quarter (Continued)
(Unaudited)

	June 30,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
ASSETS:
Cash and cash equivalents	$1,972,453	$3,837,147	$254,766
Receivables
Billed, less allowance for doubtful receivables of $166,853 and $6,000 and $0, respectively	1,812,413	775,755	7,428
Unbilled	676,682	—	—
Escrow	—	50,000
Due from selling stockholders and other	28,342	154,515	—
Costs and earnings in excess of billings on uncompleted contracts	6,724,902	—	—
Inventory	31,301	36,910	—
Prepaid expenses	476,899	71,697	93,529
Total current assets	11,722,992	4,926,024	355,723
Equipment and leasehold improvements, net	649,468	127,536	—
Marketable debt securities	—	5,887,500	—
Deposits	2,260,065	—	—
Deferred offering costs	—	—	—
Intangible assets—less accumulated amortization	3,689,285	4,593,692	—
Deferred financing costs	1,166,929	—	—
Other	—	115,377	130,066
Goodwill	11,139,046	—	—
Total non-current assets	18,904,793	10,724,105	130,066
TOTAL ASSETS	$30,627,785	$15,650,129	$485,789
LIABILITIES:
Current maturities of long-term obligations	$2,186,946	$—	$8,730,708
Advances from stockholders	—	22,944	—
Accounts payable	971,333	574,783	332,384
Billings in excess of costs and earnings on uncompleted contracts	1,152,126	—	—
Accrued liabilities	5,107,407	266,994	907,846
Deferred rent	417,895	—	—
Deferred revenue	3,050,907	226,235	—
Total current liabilities	12,886,614	1,090,956	9,970,938
Long-term obligations, net of discount and current maturities	8,595,645	—	—
Deferred rent	1,096,271	—	—
Deferred revenue	53,317	—	—
Total non-current liabilities	9,745,233	—	—
TOTAL LIABILITIES	22,631,847	1,090,956	9,970,938
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock — authorized, 5,000,000 shares of $.0001 par value (liquidation preference of $100 per share)
Series A 7% Convertible; issued and outstanding 47,557 shares of $.0001 par value	5	—	—
Series B 9% Convertible; issued and outstanding, 14,630 shares of $.01 par value	—	—	146
Series C 7% Convertible; issued and outstanding, 75,682 shares of $.01 par value	—	757	—
Common stock - authorized, 85,000,000 shares; issued and outstanding; 44,952,217 shares of $.0001 par value in 2005, 38,430,820 and 15,861,519 shares of $.01 par value in 2004 and 2003, respectively	4,495	384,308	158,615
Additional paid-in capital	47,974,795	44,408,954	16,480,472
Accumulated deficit	(39,983,356)	(30,234,846)	(26,124,382)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	7,995,939	14,559,173	(9,485,149)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$30,627,785	$15,650,129	$485,789

Results by Quarter (Continued)
(Unaudited)

	September 30,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
ASSETS:
Cash and cash equivalents	$1,497,188	$2,971,569	$58,774
Receivables
Billed, less allowance for doubtful receivables of $134,292, $1,014,161 and $0, respectively	2,980,298	3,156,808	147,378
Unbilled	122,662	—	—
Due from selling stockholders and other	—	164,714	—
Costs and earnings in excess of billings on uncompleted contracts	5,243,350	6,619,726	—
Inventory	3,465	76,985	—
Prepaid expenses	207,718	388,923	118,183
Total current assets	10,054,681	13,378,725	324,335
Equipment and leasehold improvements, net	609,375	578,225	38,573
Marketable debt securities	—	1,000,000	—
Deposits	1,757,037	2,769,691	—
Intangible assets—less accumulated amortization	3,508,529	16,268,614	—
Deferred financing costs, net	1,813,499	1,056,201	—
Other	—	194,665	144,703
Goodwill	11,388,760	—	—
Total non-current assets	19,077,200	21,867,396	183,276
TOTAL ASSETS	$29,131,881	$35,246,121	$507,611
LIABILITIES:
Current maturities of long-term obligations	$1,067,966	$1,082,280	$9,625,287
Advances from stockholders	—	17,931	38,532
Accounts payable	964,987	1,744,600	219,918
Billings in excess of costs and earnings on uncompleted contracts	61,402	—	—
Accrued liabilities	5,175,101	4,434,162	1,109,126
Deferred rent	430,558	441,732	—
Deferred revenue	4,152,152	4,755,277	10,000
Total current liabilities	11,852,166	12,475,982	11,002,863
Long-term obligations, net of discount and current maturities	7,370,462	7,241,180	—
Deferred rent	983,765	1,636,098	—
Deferred revenue	570,136	59,707	—
Total non-current liabilities	8,924,363	8,936,985	—
TOTAL LIABILITIES	20,776,529	21,412,967	11,002,863
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock — authorized, 5,000,000 shares of $.0001 par value (liquidation preference of $100 per share)
Series A 7% Convertible; issued and outstanding 44,557 shares of $.0001 par value	4	—	—
Series B 9% Convertible; issued and outstanding, 11,930	—	—	119
Series C 7% Convertible; issued and outstanding, 73,682 shares of .01 par value	—	737	—
Common stock - authorized, 85,000,000 shares; issued and outstanding; 46,306,588 shares of $.0001 par value in 2005, 38,962,281 and 17,020,776 shares of $.01 par value in 2004 and 2003, respectively	4,630	389,623	170,208
Additional paid-in capital	48,810,298	44,891,088	16,590,140
Accumulated deficit	(40,459,580)	(31,448,294)	(27,255,719)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	8,355,352	13,833,154	(10,495,252)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$29,131,881	$35,246,121	$507,611

Results by Quarter (Continued)
(Unaudited)

	Three Months Ended March 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)	$602,503	$(849,139)	$(1,294,152)
Adjustments to reconcile net loss to cash used in operating activities:
Derivative and warrant fair value adjustments	(3,576,881)	(323,128)	119,247
Depreciation	58,590	6,995	—
Amortization
Deferred financing costs	7,311	—	—
Intangible assets	215,682	—	—
Discounts on convertible debt related to warrants and beneficial conversion features	463,202	—	258,165
Allowance for doubtful receivables	19,790	2,000	—
Gain on sale of marketable debt securities	—	—	—
Write down of deferred offering costs	—	81,900	—
Non-cash interest	—	230,424	—
Deferred rent	(94,057)	—	—
Options and warrants issued for services and other	—	—	156,000
Loss on sale of investment	20,000	—	—
Change in assets and liabilities:
Accounts receivable trade	(655,593)	(299,077)	56,803
Costs and earnings in excess of billings on uncompleted contracts	92,235	—	—
Inventories	—	6,233	—
Prepaid expenses and other	(18,195)	131,525	(1,469)
Accounts payable	(238,721)	(124,191)	(109,007)
Billings in excess of costs and earnings on uncompleted contracts	1,054,043	—	—
Accrued liabilities	776,864	98,244	159,474
Deferred revenue	350,922	83,280	—
Net cash used in operating activities	(922,305)	(954,934)	(654,939)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of PSG	—	(498,937)	—
Capital expenditures	(73,348)	(17,399)	—
Purchases of marketable debt securities	—	(50,000)	—
Proceeds from sale of marketable debt securities	980,000	—	—
Deposits	502,943	—	—
Proceeds from sale of trademark	50,000	—	—
Other	—	(6,869)	(1,971)
Net cash provided by (used in) investing activities	1,459,595	(573,205)	(1,971)
CASH FLOW FROM FINANCING ACTIVITIES:
Net advance from (to) stockholders	(12,753)	(6,232)	—
Issuance of long-term obligations	—	1,000,000	980,000
Repayment of long term obligations	(738,346)	—	—
Exercise of warrants	528,164	—	—
Net refund of offering costs	100,000	—	—
Net cash provided by (used in) financing activities	(122,935)	993,768	980,000
NET INCREASE (DECREASE) IN CASH	414,355	(534,371)	323,090
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	956,230	1,012,790	16,748
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,370,585	$478,419	$339,838

Results by Quarter (Continued)
(Unaudited)

	Six Months Ended June 30,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(923,669)	$(2,200,127)	$(2,464,101)
Adjustments to reconcile net loss to cash used in operating activities:
Derivative and warrant fair value adjustments	(4,950,248)	(323,128)	91,888
Depreciation	115,618	17,015	—
Amortization
Deferred financing costs	14,622	—	—
Intangible assets	441,012	108,329	—
Discounts on convertible debt related to warrants and beneficial conversion features	617,728	230,424	578,534
Allowance for doubtful receivables	36,865	4,000	—
Loss on sale of investment	20,000	—	—
Deferred rent	(190,964)	—	—
Options and warrants issued for services and other	529,968	—	156,000

Change in assets and liabilities:
Accounts receivable trade	(86,981)	(560,293)	60,570
Costs and earnings in excess of billings on uncompleted contracts	65,260	—	—
Inventories	(1,702)	28,947	—
Prepaid expenses and other	(356,571)	155,351	(42,633)
Accounts payable	(411,986)	(90,270)	(22,310)
Billings in excess of costs and earnings on uncompleted contracts	802,004	—	—
Accrued liabilities	659,932	246,758	335,145
Deferred revenue	(133,335)	75,747	—
Net cash used in operating activities	(3,752,447)	(2,307,247)	(1,306,907)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of PSG	—	(498,937)	—
Deposits	501,069	—	—
Capital expenditures	(120,985)	(79,089)	—
Purchases of marketable debt securities	980,000	(5,887,500)	—
Proceeds from sale of trademark	50,000	—	—
Subscription	—	(50,000)	—
Other	(21,353)	(25,739)	(8,075)
Net cash provided by (used in) investing activities	1,388,731	(6,541,265)	(8,075)
CASH FLOW FROM FINANCING ACTIVITIES:
Net advance from (to) stockholders	(12,753)	(44,246)	—
Issuance of convertible bridge notes	250,000	—	—
Repayment of convertible bridge notes	(250,000)	—	—
Issuance of long-term obligations	4,515,249	1,000,000	1,553,000
Repayment of long term obligations	(1,404,568)	(400,000)	—
Financing costs	(347,315)	—	—
Sale of common stock	—	11,248,803	—
Exercise of warrants	538,788	—	—
Repurchase of warrants and other	—	(100,000)	—
Net refund of offering costs	90,538	—	—
Other	—	(31,688)	—
Net cash provided by financing activities	3,379,939	11,672,869	1,553,000
NET INCREASE IN CASH	1,016,223	2,824,357	238,018
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	956,230	1,012,790	16,748
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,972,453	$3,837,147	$254,766

Results by Quarter (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,371,016)	$(3,405,486)	$(3,550,205)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Derivative and warrant fair value adjustments	(8,160,305)	(840,719)	20,089
Depreciation	179,642	31,617	38,819
Amortization
Deferred financing costs	29,621	—	—
Intangible assets	1,474,979	216,658	—
Discounts on convertible debt related to warrants and beneficial conversion features	1,067,927	230,424	945,662
Allowance for doubtful receivables	22,440	106,000	—
Gain on sale of marketable debt securities	20,000	(33,125)	—
Deferred rent	(290,807)	—	—
Options and warrants issued for services and other	542,758	24,850	156,000
Change in assets and liabilities:
Accounts receivable trade	(862,889)	(113,351)	(79,380)
Costs and earnings in excess of billings on uncompleted contracts	1,546,812	—	—
Inventories	26,134	35,559	—
Prepaid expenses and other	(221,842)	125,343	8,714
Accounts payable	(418,332)	23,091	(134,776)
Billings in excess of costs and earnings on uncompleted contracts	24,173	—	—
Accrued liabilities	683,989	137,355	536,425
Deferred revenue	1,174,224	70,598	10,000
Net cash used in operating activities	(4,532,492)	(3,391,186)	(2,048,652)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of PSG	—	(498,937)	—
Acquisition of AMG	—	(10,089,560)	—
Proceeds from sale of trademarks	50,000	—	—
Capital expenditures	(144,916)	(163,022)	(77,392)
Purchases of marketable debt securities	—	(5,887,500)	—
Proceeds from sale of marketable debt securities	980,000	4,920,625	—
Deposits	1,004,097	(2,769,140)	—
Other	(56,610)	(126,358)	(22,712)
Net cash provided by (used in) investing activities	1,832,571	(14,613,892)	(100,104)
CASH FLOW FROM FINANCING ACTIVITIES:
Net advance from (to) stockholders	(12,753)	(49,259)	38,532
Issuance of convertible bridge notes	250,000	—	—
Repayment of convertible notes	(250,000)	—	—
Issuance of long-term obligations	4,920,251	9,841,051	2,152,250
Repayment of long term obligations	(1,894,148)	(400,000)	—
Financing costs	(374,614)	(522,000)	—
Net refund of offering costs	100,000	—	—
Exercise of warrants	558,787	1,950	—
Sale of common stock	—	11,248,803	—
Repurchase of warrants and other	—	(125,000)	—
Offering costs	(56,644)	(31,688)	—
Net cash provided by financing activities	3,240,879	19,963,857	2,190,782
NET INCREASE IN CASH	540,958	1,958,779	42,026
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	956,230	1,012,790	16,748
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,497,188	$2,971,569	$58,774

The following tables set forth, for each of the quarters and for each of the interim balance sheet dates presented, the amounts of the restatement adjustments and reconciliation from previously reported amounts to restated amounts.

	Three Months Ended March 31, 2005 (Unaudited)
	As Previously	Effect of	As
	Reported	Restatement	Restated
Revenues
Services	$3,059,854	$—	$3,059,854
License fees and other	840,537	39,200	879,737
	3,900,391	39,200	3,939,591
Costs and other expenses
Cost of services	835,565	—	835,565
Cost of license fees and other	327,857	—	327,857
Selling, general and administrative	2,846,623	—	2,846,623
Research, development and engineering	2,075,070	—	2,075,070
	6,085,115	—	6,085,115
Operating loss	(2,184,724)	39,200	(2,145,524)
Other income (deductions)
Interest income	26,062	—	26,062
Interest expense	(505,055)	(329,861)	(834,916)
Derivative and warrant fair value adjustments	—	3,576,881	3,576,881
Gain on sale of marketable securities	(20,000)	—	(20,000)
Total other income (deductions)	(498,993)	3,247,020	2,748,027
NET INCOME (LOSS)	$(2,683,717)	$3,286,220	$602,503

Basic Earnings (Loss) per Share:
Numerator
Net income (loss)	$(2,683,717)	$3,286,220	$602,503

Convertible preferred stock dividends and accretion	(10,692)	(78,493)	(89,185)

Net income (loss) attributable to common shareholders	$(2,694,409)	$3,207,727	$513,318

Denominator
Weighted average common shares outstanding	42,662,253	42,662,253	42,662,253

Basic Earnings (Loss) per Share	$(0.06)	$(0.07)	$0.01

Diluted Earnings (Loss) per Share:
Numerator
Net income (loss) attributable to common shareholders	$(2,694,409)	$3,207,727	$513,318

Effect of Dilutive Securities:
Convertible Debentures	—	(2,141,436)	(2,141,436)

Net income (loss) attributable to common shareholders and assumed conversions	$(2,694,409)	$1,066,291	$(1,628118)

Denominator
Weighted average shares outstanding	42,662,253	42,662,253	42,662,253

Effect of Dilutive Securities:
Convertible Debentures	—	6,092,739	6,092,739

Diluted weighted average common shares and common equivalents outstanding	42,662,253	48,754,992	48,754,992

Diluted Earnings (Loss) per Share	$(0.06)	$0.02	$(0.03)

	Three Months Ended June 30, 2005 (Unaudited)
	As Previously	Effect of	As
	Reported	Restatement	Restated
Revenues
Services	$2,761,887	$—	$2,761,887
License fees and other	902,645	21,020	923,665
	3,664,532	21,020	3,685,552
Costs and other expenses
Cost of services	1,034,127	—	1,034,127
Cost of license fees and other	205,385	—	205,385
Selling, general and administrative	3,125,471	—	3,125,471
Research, development and engineering	1,670,471	—	1,670,471
	6,035,454	—	6,035,454
Operating loss	(2,370,922)	21,020	(2,349,902)
Other income (deductions)
Interest income	2,988	—	2,988
Interest expense	(575,760)	23,667	(552,093)
Derivative and warrant fair value adjustments	—	1,373,367	1,373,367
Other expense	(532)	—	(532)
Total other income (deductions)	(573,304)	1,397,034	823,730
NET INCOME (LOSS)	$(2,944,226)	$1,418,054	$(1,526,172)

Basic Earnings (Loss) per Share:
Numerator
Net income (loss)	$(2,944,226)	$1,418,054	$(1,526,172)

Convertible preferred stock dividends and accretion	(176,600)	96,899	(79,701)

Net income (loss) attributable to common shareholders	$(3,120,826)	$1,514,953	$(1,605,873)

Denominator
Weighted average common shares outstanding	44,663,981	44,663,981	44,663,981

Basic Earnings (Loss) per Share	$(0.07)	$0.03	$(0.04)

Diluted Earnings (Loss) per Share:
Numerator
Net income (loss) attributable to common shareholders	$(3,120,826)	$1,514,953	$(1,605,873)

Effect of Dilutive Securities:
Convertible Debentures	—	(467,709)	(467,709)

Net income (loss) attributable to common shareholders and assumed conversions	$(3,120,826)	$1,047,244	$(2,073,582)

Denominator
Weighted average shares outstanding	44,663,981	44,663,981	44,663,981

Effect of Dilutive Securities:
Convertible Debentures	—	6,094,636	6,094,636

Diluted weighted average common shares and common equivalents outstanding	44,683,981	50,758,617	50,758,617

Diluted Earnings (Loss) per Share	$(0.07)	$0.02	$(0.04)

	Three Months Ended September 30, 2005 (Unaudited)
	As Previously	Effect of	As
	Reported	Restatement	Restated
Revenues
Services	$2,496,883	$—	$2,496,883
License fees and other	705,718	29,870	735,588
	3,202,601	29,870	3,232,471
Costs and other expenses
Cost of services	503,843	—	503,843
Cost of license fees and other	125,633	—	125,633
Selling, general and administrative	2,868,875	(32,000)	2,836,875
Research, development and engineering	1,799,845	—	1,799,845
	5,298,196	(32,000)	5,266,196
Operating loss	(2,095,595)	61,870	(2,033,725)
Other income (deductions)
Interest income	6,908	—	6,908
Interest expense	(844,038)	(761,733)	(1,605,771)
Derivative and warrant fair value adjustments	—	3,210,057	3,210,057
Other expense	(24,816)	—	(24,816)
Total other income (deductions)	(861,946)	2,448,324	1,586,378
NET INCOME (LOSS)	$(2,957,541)	$2,510,194	$(447,347)

Basic Earnings (Loss) per Share:
Numerator
Net income (loss)	$(2,957,541)	$2,510,194	$(447,347)

Convertible preferred stock dividends and accretion	(1,500)	(71,132)	(72,632)

Net income (loss) attributable to common shareholders	$(2,959,041)	$2,439,062	$(519,979)

Denominator
Weighted average common shares outstanding	45,476,802	45,476,802	45,476,802

Basic Earnings (Loss) per Share	$(0.07)	$0.05	$(0.01)

Diluted Earnings (Loss) per Share:
Numerator
Net income (loss) attributable to common shareholders	$(2,959,041)	$2,439,062	$(519,979)

Effect of Dilutive Securities:
Convertible Debentures	—	(356,879)	(356,879)

Net income (loss) attributable to common shareholders and assumed conversions	$(2,959,041)	$2,082,183	$(876,858)

Denominator
Weighted average shares outstanding	45,476,802	45,476,802	45,476,802

Effect of Dilutive Securities:
Convertible Debentures	—	8,384,793	8,384,793

Diluted weighted average common shares and common equivalents outstanding	45,476,802	53,861,595	53,861,595

Diluted Earnings (Loss) per Share	$(0.07)	$0.04	$(0.02)

	Three Months Ended December 31, 2005 (Unaudited)
	As Previously	Effect of	As
	Reported	Restatement	Restated
Revenues
Services	$2,543,025	$—	$2,543,025
License fees and other	825,456	—	825,456
	3,368,481	—	3,368,481
Costs and other expenses
Cost of services	532,607	—	532,607
Cost of license fees and other	278,616	—	278,616
Selling, general and administrative	3,015,640	—	3,015,640
Research, development and engineering	1,300,649	—	1,300,649
	5,127,512	—	5,127,512
Operating loss	(1,759,031)	—	(1,759,031)
Other income (deductions)
Interest expense	(2,161,639)	633,075	(1,528,564)
Derivative and warrant fair value adjustments	1,457,294	(462,648)	994,646
Other expense	(9,420)	—	(9,420)
Total other income (deductions)	(713,765)	170,427	(543,338)
NET INCOME (LOSS)	$(2,472,796)	$170,427	$(2,302,369)

Basic Earnings (Loss) per Share:
Numerator
Net income (loss)	$(2,472,796)	$170,427	$(2,302,369)

Convertible preferred stock dividends and accretion	(71,999)		(71,999)

Net income (loss) attributable to common shareholders	$(2,544,795)	$170,427	$(2,374,368)

Denominator
Weighted average common shares outstanding	46,306,589	46,306,589	46,306,589

Basic Earnings (Loss) per Share	$(0.05)	$0.01	$(0.05)

Diluted Earnings (Loss) per Share:
Numerator
Net income (loss) attributable to common shareholders	$(2,544,795)	$170,427	$(2,374,368)

Effect of Dilutive Securities:
Convertible Debentures	—	—	—

Net income (loss) attributable to common shareholders and assumed conversions	$(2,544,795)	$170,427	$(2,374,368))

Denominator
Weighted average shares outstanding	46,306,589	—	46,306,589

Effect of Dilutive Securities:
Convertible Debentures	—	—	—

Diluted weighted average common shares and common equivalents outstanding	46,306,589	46,306,589	46,306,589

Diluted Earnings (Loss) per Share	$(0.05)	$0.01	$(0.05)

	Three Months Ended March 31, 2004 (Unaudited)
	As Previously Reported	Effect of Restatement	As Restated
Revenues
Services	$27,800	$—	$27,800
License fees and other	284,086	(35,215)	248,871
	311,886	(35,215)	276,671
Costs and other expenses
Cost of services	—	—	—
Cost of license fees and other	5,778	—	5,778
Selling, general and administrative	820,953	(5,250)	815,703
Research, development and engineering	262,761	—	262,761
	1,089,492	(5,250)	1,084,242
Operating loss	(777,606)	(29,965)	(807,571)
Other income (deductions)
Interest expense	(136,620)	(230,424)	(367,044)
Derivative and warrant fair value adjustments		323,128	323,128
Other income	2,348	—	2,348
Total other income (deductions)	(134,272)	92,704	(41,568)
NET INCOME (LOSS)	$(911,878)	$62,739	$(849,139)

Basic Earnings per Share:
Numerator
Net income (loss)	$(911,878)	$62,739	$(849,139)

Convertible preferred stock dividends and accretion	(13,348)	2,245	(11,103)

Net income (loss) attributable to common shareholders	$(925,226)	$64,984	$(860,242)

Denominator
Weighted average common shares outstanding	23,845,247	23,845,247	23,845,247

Basic Earnings (Loss) per Share	$(0.04)	$0.00	$(0.04)

Diluted Earnings per Share:
Numerator
Net income (loss) attributable to common shareholders	$(925,226)	$64,984	$(860,242)

Effect of Dilutive Securities:
Convertible Debentures	—	—	—

Net income (loss) attributable to common shareholders and assumed conversions	$(925,226)	$64,984	$(860,242)

Denominator
Weighted average shares outstanding	23,845,247	23,845,247	23,845,247

Effect of Dilutive Securities:
Convertible Debentures	—	—	—

Diluted weighted average common shares and common equivalents outstanding	23,845,247	23,845,247	23,845,247

Diluted Earnings (Loss) per Share	$(0.04)	$0.00	$(0.04)

	Three Months Ended June 30, 2004 (Unaudited)
	As Previously Reported	Effect of Restatement	As Restated
Revenues
Services	$103,439	$—	$103,439
License fees and other	415,675	(92,780)	322,895
	519,114	(92,780)	426,334
Costs and other expenses
Cost of services	—	—	—
Cost of license fees and other	94,889	—	94,889
Selling, general and administrative	1,346,442	(2,500)	1,343,942
Research, development and engineering	351,814	—	351,814
	1,793,145	(2,500)	1,790,645
Operating loss	(1,274,031)	(90,280)	(1,364,311)
Other income (deductions)
Interest expense	(852)	—	(852)
Other income	14,175	—	14,175
Total other income (deductions)	13,323	—	13,323
NET LOSS	$(1,260,708)	$(90,280)	$(1,350,988)

Basic Loss per Share:
Numerator
Net loss	$(1,260,708)	$(90,280)	$(1,350,988)

Convertible preferred stock dividends and accretion	(153,150)	25,385	(127,765)

Net loss attributable to common shareholders	$(1,413,858)	$(64,895)	$(1,478,753)

Denominator
Weighted average common shares outstanding	37,693,849	37,693,849	37,693,849

Basic Loss per Share	$(0.04)	$(0.00)	$(0.04)

Diluted Loss per Share:
Numerator
Net loss attributable to common shareholders	$(1,413,858)	$(64,895)	$(1,478,753)

Effect of Dilutive Securities:
Convertible Debentures	—	—	—

Net loss attributable to common shareholders and assumed conversions	$(1,413,858)	$(64,895)	$(1,478,753)

Denominator
Weighted average shares outstanding	37,693,849	37,693,849	37,693,849

Effect of Dilutive Securities:
Convertible Debentures	—	—	—

Diluted weighted average common shares and common equivalents outstanding	37,693,849	37,693,849	37,693,849

Diluted Loss per Share	$(0.04)	$(0.00)	$(0.04)

	Three Months Ended September 30, 2004 (Unaudited)
	As Previously Reported	Effect of Restatement	As Restated
Revenues
Services	$10,640	$—	$10,640
License fees and other	298,178	(43,415)	254,763
	308,818	(43,415)	265,403
Costs and other expenses
Cost of services	—	—	—
Cost of license fees and other	25,465	—	25,465
Selling, general and administrative	1,733,260	(97,000)	1,636,260
Research, development and engineering	452,545	—	452,545
	2,211,270	(97,000)	2,114,270
Operating loss	(1,902,452)	53,585	(1,848,867)
Other income (deductions)
Interest income (expense)	(692)	83,629	82,937
Derivative and warrant fair value adjustments	—	517,591	517,591
Gain on sale of marketable securities	33,125	—	33,125
Other income	9,855	—	9,855
Total other income (deductions)	42,288	601,220	643,508
NET INCOME (LOSS)	$(1,860,164)	$654,805	$(1,205,359)

Basic Earnings (Loss) per Share:
Numerator
Net income (loss)	$(1,860,164)	$654,805	$(1,205,359)

Convertible preferred stock dividends and accretion	(4,044)	(122,757)	(126,801)

Net income (loss) attributable to common shareholders	$(1,864,208)	$532,048	$(1,332,160)

Denominator
Weighted average common shares outstanding	38,624,196	38,624,196	38,624,196

Basic Earnings (Loss) per Share	$(0.05)	$0.01	$(0.03)

Diluted Earnings (Loss) per Share:
Numerator
Net income (loss) attributable to common shareholders	$(1,864,208)	$532,048	$(1,332,160)

Effect of Dilutive Securities:
Convertible Debentures	—	(458,318)	(458,318)

Net income (loss) attributable to common shareholders and assumed conversions	$(1,864,208)	$73,730	$(1,790,478)

Denominator
Weighted average shares outstanding	38,624,196	38,624,196	38,624,196

Effect of Dilutive Securities:
Convertible Debentures	—	73,751	73,751

Diluted weighted average common shares and common equivalents outstanding	38,624,196	38,697,947	38,697,947

Diluted Earnings (Loss) per Share	$(0.05)	$0.00	$(0.05)

	Three Months Ended December 30, 2004 (Unaudited)
	As Previously Reported	Effect of Restatement	As Restated
Revenues
Services	$3,209,527	$—	$3,209,527
License fees and other	1,208,886	334,130	1,543,016
	4,418,413	334,130	4,752,543
Costs and other expenses
Cost of services	1,174,324	—	1,174,324
Cost of license fees and other	763,764	—	763,764
Selling, general and administrative	3,195,433	122,950	3,318,383
Research, development and engineering	1,912,784	—	1,912,784
	7,046,305	122,950	7,169,255
Operating loss	(2,627,892)	211,180	(2,416,712)
Other income (deductions)
Interest income	66,824	—	66,824
Interest expense	(528,844)	(601,732)	(1,130,576)
Derivative and warrant fair value adjustments	—	(3,849,138)	(3,849,138)
Loss on sale of marketable securities	(33,125)	—	(33,125)
Other expense	(81,678)	—	(81,678)
Total other income (deductions)	(576,823)	(4,450,870)	(5,027,693)
NET LOSS	$(3,204,715)	$(4,239,690)	$(7,444,405)

Basic Loss per Share:
Numerator
Net loss	$(3,204,715)	$(4,239,690)	$(7,444,405)

Convertible preferred stock dividends and accretion	(243,698)	124,012	(119,686)

Net loss attributable to common shareholders	$(3,448,413)	$(4,115,678)	$(7,324,719)

Denominator
Weighted average common shares outstanding	39,270,676	39,270,676	39,270,676

Basic Loss Per Share	$(0.09)	$(0.10)	$(0.19)

Diluted Loss per Share:
Numerator
Net loss attributable to common shareholders	$(3,448,413)	$(4,115,678)	$(7,324,719)

Effect of Dilutive Securities:
Convertible Debentures	—	—	—

Net loss attributable to common shareholders and assumed conversions	$(3,448,413)	$(4,115,678)	$(7,324,719)

Denominator
Weighted average shares outstanding	39,270,676	39,270,676	39,270,676

Effect of Dilutive Securities:
Convertible Debentures	—	—	—

Diluted weighted average common shares and common equivalents outstanding	39,270,676	39,270,676	39,270,676

Diluted Loss per Share	$(0.09)	$(0.10)	$(0.19)

	Three Months Ended March 31, 2003 (Unaudited)
	As Previously Reported	Effect of Restatement	As Restated
Revenues
License fees and other	$27,504	$—	$27,504
	27,504	—	27,504
Costs and other expenses
Cost of license fees and other	2,393	—	2,393
Selling, general and administrative	568,499	—	568,499
Research, development and engineering	221,107	—	221,107
	791,999	—	791,999
Operating loss	(764,495)	—	(764,495)
Other income (deductions)
Interest expense	(291,345)	(119,619)	(410,964)
Derivative and warrant fair value adjustments		(119,247)	(119,247)
Other expense	554	—	554
Total other income (deductions)	(290,791)	(238,866)	(529,657)
NET LOSS	$(1,055,286)	$(238,866)	$(1,294,152)

Basic Loss per Share:
Numerator
Net loss	$(1,055,286)	$(238,866)	$(1,294,152)

Convertible preferred stock dividends and accretion	—	—	—

Net loss attributable to common shareholders	$(1,055,286)	$(238,866)	$(1,294,152)

Denominator
Weighted average common shares outstanding	14,377,406	14,377,406	14,377,406

Basic Loss per Share	$(0.07)	$(0.02)	$(0.09)

Diluted Loss per Share:
Numerator
Net loss attributable to common shareholders	$(1,055,286)	$(238,866)	$(1,294,152)

Effect of Dilutive Securities:
Convertible Debentures	—	—	—

Net loss attributable to common shareholders and assumed conversions	$(1,055,286)	$(238,866)	$(1,294,152)

Denominator
Weighted average shares outstanding	14,377,406	14,377,406	14,377,406

Effect of Dilutive Securities:
Convertible Debentures	—	—	—

Diluted weighted average common shares and common equivalents outstanding	14,377,406	14,377,406	14,377,406

Diluted Loss per Share	$(0.07)	$(0.02)	$(0.09)

	Three Months Ended June 30, 2003 (Unaudited)
	As Previously Reported	Effect of Restatement	As Restated
Revenues
Services	$2,715	$—	$2,715
License fees and other	10,305	—	10,305
	13,020	—	13,020
Costs and other expenses
Cost of services	715	—	715
Cost of license fees and other	2,589	—	2,589
Selling, general and administrative	468,947	—	468,947
Research, development and engineering	253,770	—	253,770
	726,021	—	726,021
Operating loss	(713,001)	—	(713,001)
Other income (deductions)
Interest income	—	—	—
Interest expense	(302,910)	(181,823)	(484,733)
Derivative and warrant fair value adjustments	—	27,359	27,359
Gain on sale of marketable securities	—	—	—
Other income	426	—	426
Total other income (deductions)	(302,484)	(154,464)	(456,948)
NET LOSS	$(1,015,485)	$(154,464)	$(1,169,949)

Basic Loss per Share:
Numerator
Net loss	$(1,015,485)	$(154,464)	$(1,169,949)

Convertible preferred stock dividends and accretion	—	—	—

Net loss attributable to common shareholders	$(1,015,485)	$(154,464)	$(1,169,949)

Denominator
Weighted average common shares outstanding	14,886,809	14,886,809	14,886,809

Basic Loss per Share	$(0.07)	$(0.01)	$(0.08)

Diluted Loss per Share:
Numerator
Net loss attributable to common shareholders	$(1,015,485)	$(154,464)	$(1,169,949)

Effect of Dilutive Securities:
Convertible Debentures	—	—	—

Net loss attributable to common shareholders and assumed conversions	$(1,015,485)	$(154,464)	$(1,169,949)

Denominator
Weighted average shares outstanding	14,886,809	14,886,809	14,886,809

Effect of Dilutive Securities:
Convertible Debentures	—	—	—

Diluted weighted average common shares and common equivalents outstanding	14,886,809	14,886,809	14,886,809

Diluted Loss per Share	$(0.07)	$(0.01)	$(0.08)

	Three Months Ended September 30, 2003 (Unaudited)
	As Previously Reported	Effect of Restatement	As Restated

Revenues
Services	$5,000	$—	$5,000
License fees and other	141,987	—	141,987
	146,987	—	146,987
Costs and other expenses
Cost of license fees and other	2,641	—	2,641
Selling, general and administrative	511,297	—	511,297
Research, development and engineering	246,523	—	246,523
	760,461	—	760,461
Operating loss	(613,474)	—	(613,474)
Other income (deductions)
Interest expense	(317,609)	(228,586)	(546,195)
Derivative and warrant fair value adjustment	—	71,799	71,799
Other income	1,766	—	1,766
Total other income (deductions)	(315,843)	(156,787)	(472,630)
NET LOSS	$(929,317)	$(156,787)	$(1,086,104)

Basic Loss per Share:
Numerator
Net loss	$(929,317)	$(156,787)	$(1,086,104)

Convertible preferred stock dividends and accretion	—	—	—

Net loss attributable to common shareholders	$(929,317)	$(156,787)	$(1,086,104)

Denominator
Weighted average common shares outstanding	16,389,475	16,389,475	16,389,475

Basic Loss per Share	$(0.06)	$(0.01)	$(0.07)

Diluted Loss per Share:
Numerator
Net loss attributable to common shareholders	$(929,317)	$(156,787)	$(1,086,104)

Effect of Dilutive Securities:
Convertible Debentures	—	—	—

Net loss attributable to common shareholders and assumed conversions	$(929,317)	$(156,787)	$(1,086,104)

Denominator
Weighted average shares outstanding	16,389,475	16,389,475	16,389,475

Effect of Dilutive Securities:
Convertible Debentures	—	—	—

Diluted weighted average common shares and common equivalents outstanding	16,389,475	16,389,475	16,389,475

Diluted Loss per Share	$(0.06)	$(0.01)	$(0.07)

	Three Months Ended December 31, 2003 (Unaudited)
	As Previously Reported	Effect of Restatement	As Restated
Revenues
Services	$2,979	$—	$2,979
License fees and other	333,611	(308,620)	24,991
	336,590	(308,620)	27,970
Costs and other expenses
Cost of services	979	—	979
Cost of license fees and other	79,764	—	79,764
Selling, general and administrative	569,379	(18,200)	551,179
Research, development and engineering	315,930	—	315,930
	966,052	(18,200)	947,852
Operating loss	(629,462)	(290,420)	(919,882)
Other income (deductions)
Interest expense	(197,922)	(269,974)	(467,896)
Derivative and warrant fair value adjustments	—	877,634	877,634
Other income	1,399	—	1,399
Total other income (deductions)	(196,523)	607,660	411,137
NET INCOME (LOSS)	$(825,985)	$317,240	$(508,745)

Basic Earnings (Loss) per Share:
Numerator
Net income (loss)	$(825,985)	$317,240	$(508,745)

Convertible preferred stock dividends and accretion	(136,755)	—	(136,755)

Net income (loss) attributable to common shareholders	$(962,740)	$317,240	$(645,500)

Denominator
Weighted average common shares outstanding	19,117,761	19,117,761	19,117,761

Basic Earnings (Loss) per Share	$(0.05)	$0.02	$(0.03)

Diluted Earnings (Loss) per Share:
Numerator
Net income (loss) attributable to common shareholders	$(962,740)	$317,240	$(645,500)

Effect of Dilutive Securities:
Convertible Debentures	—	—	—

Net income (loss) attributable to common shareholders and assumed conversions	$(962,740)	$317,240	$(645,500)

Denominator
Weighted average shares outstanding	19,117,761	19,117,761	19,117,761

Effect of Dilutive Securities:
Convertible Debentures	—	—	—

Diluted weighted average common shares and common equivalents outstanding	19,117,761	19,117,761	19,117,761

Diluted Earnings (Loss) per Share	$(0.05)	$0.02	$(0.03)

	As of March 31, 2005 (Unaudited)
	As Previously Reported	Effect of Restatement	As Restated
ASSETS:
Cash and cash equivalents	$1,370,585	$—	$1,370,585
Receivables
Billed, less allowance for doubtful receivables of $209,102	2,482,388	(50,890)	2,431,498
Unbilled	605,523	—	605,523
Due from selling stockholders and other	60,793	(32,000)	28,793
Costs and earnings in excess of billings on uncompleted contracts	6,040,927	—	6,040,927
Inventory	29,599	—	29,599
Prepaid expenses	208,222	—	208,222
Total current assets	10,798,037	(82,890)	10,715,147
Equipment and leasehold improvements, net	658,859	—	658,859
Costs and earnings in excess of billings on uncompleted contracts	657,000	—	657,000
Deposits	2,258,191	—	2,258,191
Intangible assets—less accumulated amortization	3,954,286	(70,672)	3,883,614
Deferred financing costs, net	—	821,036	821,036
Goodwill	11,374,946	(43,635)	11,331,311
Total non-current assets	18,903,282	706,729	19,610,011
TOTAL ASSETS	$29,701,319	$623,839	$30,325,158
LIABILITIES:
Current maturities of long-term obligations	$3,254,511	$(862,769)	$2,391,742
Accounts payable	1,109,874	23,810	1,133,684
Billings in excess of costs and earnings on uncompleted contracts	1,404,165	—	1,404,165
Accrued liabilities	5,448,507	(43,635)	5,404,872
Deferred rent	405,605	—	405,605
Deferred revenue	3,535,164	—	3,535,164
Total current liabilities	15,157,826	(882,594)	14,275,232
Long-term obligations, net of discount and current maturities	2,696,322	3,326,951	6,023,273
Deferred rent	1,205,468	—	1,205,468
Deferred revenue	53,317	—	53,317
Total non-current liabilities	3,955,107	3,326,951	7,282,058
TOTAL LIABILITIES	19,112,933	2,444,357	21,557,290
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock-authorized, 5,000,000 shares of $.0001 (liquidation preference of $100 per share)
Series A7% Convertible; issued and outstanding, 51,182 shares	5	—	5
Common stock - authorized, 85,000,000 shares issued and outstanding 44,344,251 shares of $.0001 par value	4,434	—	4,434
Additional paid-in capital	48,451,055	(1,261,436)	47,189,619
Accumulated deficit	(37,867,108)	(559,082)	(38,426,190)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	10,588,386	(1,820,518)	8,767,868
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$29,701,319	$623,839	$30,325,158

	As of June 30, 2005 (Unaudited)
	As Previously Reported	Effect of Restatement	As Restated
ASSETS:
Cash and cash equivalents	$1,972,453	$—	$1,972,453
Receivables
Billed, less allowance for doubtful receivables of $166,853	1,842,283	(29,870)	1,812,413
Unbilled	676,682	—	676,682
Due from selling stockholders and other	60,342	(32,000)	28,342
Costs and earnings in excess of billings on uncompleted contracts	6,724,902	—	6,724,902
Inventory	31,301	—	31,301
Prepaid expenses	476,899	—	476,899
Total current assets	11,784,862	(61,870)	11,722,992
Equipment and leasehold improvements, net	649,468	—	649,468
Deposits	2,260,065	—	2,260,065
Intangible assets—less accumulated amortization	4,090,313	(401,028)	3,689,285
Deferred financing costs, net	—	1,166,929	1,166,929
Goodwill	11,182,681	(43,635)	11,139,046
Total non-current assets	18,182,527	722,266	18,904,793
TOTAL ASSETS	$29,967,389	$660,396	$30,627,785
LIABILITIES:
Current maturities of long-term obligations	$3,327,417	$(1,140,471)	$2,186,946
Accounts payable	947,523	23,810	971,333
Billings in excess of costs and earnings on uncompleted contracts	1,152,126	—	1,152,126
Accrued liabilities	5,151,042	(43,635)	5,107,407
Deferred rent	417,895	—	417,895
Deferred revenue	3,050,907	—	3,050,907
Total current liabilities	14,046,910	(1,160,296)	12,886,614
Long-term obligations, net of discount and current maturities	5,347,335	3,248,310	8,595,645
Deferred rent	1,096,271	—	1,096,271
Deferred revenue	53,317	—	53,317
Total non-current liabilities	6,496,923	3,248,310	9,745,233
TOTAL LIABILITIES	20,543,833	2,088,014	22,631,847
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock-authorized, 5,000,000 shares of $.0001 (liquidation preference of $100 per share)
Series A 7% Convertible; issued and outstanding, 47,557 shares	5	—	5
Common stock - authorized, 85,000,000 shares, issued and outstanding 44,952,217 shares of .0001 par value	4,495	—	4,495
Additional paid-in capital	50,261,385	(2,286,590)	47,974,795
Accumulated deficit	(40,842,329)	858,973	(39,983,356)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	9,423,556	(1,427,617)	7,995,939
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$29,967,389	$660,396	$30,627,785

	As of September 30, 2005 (Unaudited)
	As Previously	Effect of	As
	Reported	Restatement	Restated
ASSETS:
Cash and cash equivalents	$1,497,188	$—	$1,497,188
Receivables
Billed, less allowance for doubtful receivables of $134,292	2,980,298	—	2,980,298
Unbilled	122,662	—	122,662
Costs and earnings in excess of billings on uncompleted contracts	5,243,350	—	5,243,350
Inventory	3,465	—	3,465
Prepaid expenses	207,718	—	207,718
Total current assets	10,054,681	—	10,054,681
Equipment and leasehold improvements, net	609,375	—	609,375
Deposits	1,757,037	—	1,757,037
Intangible assets—less accumulated amortization	4,752,050	(1,243,521)	3,508,529
Deferred financing costs, net	—	1,813,499	1,813,499
Goodwill	11,120,395	268,365	11,388,760
Total non-current assets	18,238,857	838,343	19,077,200
TOTAL ASSETS	$28,293,538	$838,343	$29,131,881
LIABILITIES:
Current maturities of long-term obligations	$2,236,901	$(1,168,935)	$1,067,966
Accounts payable	941,177	23,810	964,987
Billings in excess of costs and earnings on uncompleted contracts	61,402	—	61,402
Accrued liabilities	5,175,101	—	5,175,101
Deferred rent	430,558	—	430,558
Deferred revenue	3,883,787	268,365	4,152,152
Total current liabilities	12,728,926	(876,760)	11,852,166
Long-term obligations, net of discount and current maturities	6,561,868	808,594	7,370,462
Deferred rent	983,765	—	983,765
Deferred revenue	570,136	—	570,136
Total non-current liabilities	8,115,769	808,594	8,924,363
TOTAL LIABILITIES	20,844,695	(68,166)	20,776,529
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock-authorized, 5,000,000 shares of $.0001 (liquidation preference of $100 per share)
Series A 7% Convertible; issued and outstanding, 44,557 shares	4	—	4
Common stock—authorized, 85,000,000 shares, issued and outstanding 46,306,588 shares of .0001 par value	4,630	—	4,630
Additional paid-in capital	51,560,705	(2,750,407)	48,810,298
Accumulated deficit	(44,116,496)	3,656,916	(40,459,580)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	7,448,843	906,509	8,355,352
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$28,293,538	$838,343	$29,131,881

	As of March 31, 2004 (Unaudited)
	As Previously Reported	Effect of Restatement	As Restated
ASSETS:
Cash and cash equivalents	$478,419	$—	$478,419
Receivables	860,901	(399,645)	461,256
Billed, less allowance for doubtful receivables of $4,000
Escrow	11,248,803	—	11,248,803
Due from selling stockholders and other	153,988	—	153,988
Inventory	59,624	—	59,624
Prepaid expenses	34,404	—	34,404
Total current assets	12,836,139	(399,645)	12,436,494
Equipment and leasehold improvements, net	75,866	—	75,866
Other	4,827,747	—	4,827,747
Total non-current assets	4,903,613	—	4,903,613
TOTAL ASSETS	$17,739,752	$(399,645)	$17,340,107
LIABILITIES:
Note Payable	$400,000	$—	$400,000
Advances from stockholders	60,958	—	60,958
Accounts payable	540,862	—	540,862
Accrued liabilities	141,930	(23,450)	118,480
Deferred revenue	175,467	(55,810)	119,657
Total current liabilities	1,319,217	(79,260)	1,239,957
Long-term obligations, net of discount and current maturities	375,000	—	375,000
Deferred revenue	58,301	—	58,301
Total non-current liabilities	433,301	—	433,301
TOTAL LIABILITIES	1,752,518	(79,260)	1,673,258
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock-authorized, 5,000,000 shares of $.01 (liquidation preference of $100 per share)
Series C 7% Convertible; issued and outstanding, 88,532 shares	885	—	885
Common stock—authorized, 85,000,000 shares, issued and outstanding 35,889,649 shares of .01 par value	358,897	—	358,897
Additional paid-in capital	44,323,275	(150,248)	44,173,027
Accumulated deficit	(28,695,823)	(170,137)	(28,865,960)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	15,987,234	(320,385)	15,666,849
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$17,739,752	$(399,645)	$17,340,107

	As of June 30, 2004 (Unaudited)
	As Previously Reported	Effect of Restatement	As Restated
ASSETS:
Cash and cash equivalents	$3,837,147	$—	$3,837,147
Marketable debt securities	—	—	—
Receivables	1,188,560	(412,805)	775,755
Billed, less allowance for doubtful receivables of $6,000
Escrow	50,000	—	50,000
Due from selling stockholders and other	154,515	—	154,515
Inventory	36,910	—	36,910
Prepaid expenses	71,697	—	71,697
Total current assets	5,338,829	(412,805)	4,926,024
Equipment and leasehold improvements, net	127,536	—	127,536
Marketable debt securities	5,887,500	—	5,887,500
Intangible assets—less accumulated amortization	4,593,692	—	4,593,692
Other	115,377	—	115,377
Total non-current assets	10,724,105	—	10,724,105
TOTAL ASSETS	$16,062,934	$(412,805)	$15,650,129
LIABILITIES:
Advances from stockholders	$22,944	$—	$22,944
Accounts payable	550,973	23,810	574,783
Accrued liabilities	292,944	(25,950)	266,994
Deferred rent	226,235	—	226,235
Total current liabilities	1,093,096	(2,140)	1,090,956
TOTAL LIABILITIES	1,093,096	(2,140)	1,090,956
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock-authorized, 5,000,000 shares of $.01 (liquidation preference of $100 per share)	757	—	757
Series C 7% Convertible; issued and outstanding, 75,682 shares
Common stock—authorized 85,000,000 shares, issued and outstanding 38,430,829 shares of .01 par value	384,308	—	384,308
Additional paid-in capital	44,559,202	(150,248)	44,408,954
Accumulated deficit	(29,974,429)	(260,417)	(30,234,846)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	14,969,838	(410,665)	14,559,173
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$16,062,934	$(412,805)	$15,650,129

	As of September 30, 2004 (Unaudited)
	As Previously Reported	Effect of Restatement	As Restated
ASSETS:
Cash and cash equivalents	$2,971,569	$—	$2,971,569
Receivables
Billed, less allowance for doubtful receivables of $1,014,161	3,489,028	(332,220)	3,156,808
Due from selling stockholders and other	196,714	(32,000)	164,714
Costs and earnings in excess of billings on uncompleted contracts	6,619,726	—	6,619,726
Inventory	76,985	—	76,985
Prepaid expenses	388,923	—	388,923
Total current assets	13,742,945	(364,220)	13,378,725
Equipment and leasehold improvements, net	578,225	—	578,225
Marketable debt securities	1,000,000	—	1,000,000
Deposits	2,769,691	—	2,769,691
Deferred offering costs	80,000	976,201	1,056,201
Intangible assets—less accumulated amortization	16,268,614	—	16,268,614
Other	194,665	—	194,665
Total non-current assets	20,891,195	976,201	21,867,396
TOTAL ASSETS	$34,634,140	$611,981	$35,246,121
LIABILITIES:
Current maturities of long-term obligations	$2,159,129	$(1,076,849)	$1,082,280
Advances from stockholders	17,931	—	17,931
Accounts payable	1,720,790	23,810	1,744,600
Accrued liabilities	4,465,112	(30,950)	4,434,162
Deferred rent	441,732	—	441,732
Deferred revenue	4,755,277	—	4,755,277
Total current liabilities	13,559,971	(1,083,989)	12,475,982
Long-term obligations, net of discount and current maturities	5,880,871	1,360,309	7,241,180
Deferred rent	1,636,098	—	1,636,098
Deferred revenue	59,707	—	59,707
Total non-current liabilities	7,576,676	1,360,309	8,936,985
TOTAL LIABILITIES	21,136,647	276,320	21,412,967
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock-authorized, 5,000,000 shares of $.01 (liquidation value of $100 per share)	737	—	737
Series C 7% Convertible; issued and outstanding, 73,682 shares
Common stock—authorized 85,000,000 shares, issued and outstanding 38,962,281 shares of .01 par value	389,623	—	389,623
Additional paid-in capital	44,949,815	(58,727)	44,891,088
Accumulated deficit	(31,842,682)	394,388	(31,448,294)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	13,497,493	335,661	13,833,154
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$34,634,140	$611,981	$35,246,121

	As of March 31, 2003 (Unaudited)
	As Previously Reported	Effect of Restatement	As Restated
ASSETS:
Cash and cash equivalents	$339,838	$—	$339,838
Receivables
Billed	11,195	—	11,195
Prepaid expenses	52,366	—	52,366
Total current assets	403,399	—	403,399
Other	123,962		123,962
Total non-current assets	123,962	—	123,962
TOTAL ASSETS	$527,361	$—	$527,361
LIABILITIES:
Current maturities of long-term obligations	$6,645,832	$—	$6,645,832
Accounts payable	245,687	—	245,687
Accrued liabilities	732,175	—	732,175
Total current liabilities	7,623,694	—	7,623,694
Long-term obligations, net of discount and current maturities	980,000	238,866	1,218,866
Total non-current liabilities	980,000	238,866	1,218,866
TOTAL LIABILITIES	8,603,694	238,866	8,842,560
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock-authorized, 5,000,000 shares of $.01 (liquidation preference of $100 per share)	184	—	184
Series B 9% Convertible; issued and outstanding, 18,430 shares
Common stock—authorized, 85,000,000 shares, issued and outstanding 14,377,406 shares of .01 par value	143,774	—	143,774
Additional paid-in capital	16,440,399	—	16,440,399
Accumulated deficit	(24,660,690)	(238,866)	(24,899,556)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(8,076,333)	(238,866)	(8,315,199)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$527,361	$—	$527,361

	As of June 30, 2003 (Unaudited)
	As Previously Reported	Effect of Restatement	As Restated
ASSETS:
Cash and cash equivalents	$254,766	$—	$254,766
Receivables
Billed	7,428	—	7,428
Prepaid expenses	93,529	—	93,529
Total current assets	355,723	—	355,723
Other	130,066	—	130,066
Total non-current assets	130,066	—	130,066
TOTAL ASSETS	$485,789	$—	$485,789
LIABILITIES:
Current maturities of long-term obligations	$8,337,378	$393,330	$8,730,708
Accounts payable	332,384	—	332,384
Accrued liabilities	907,846	—	907,846
Total current liabilities	9,577,608	393,330	9,970,938
TOTAL LIABILITIES	9,577,608	393,330	9,970,938
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock-authorized, 5,000,000 shares of $.01 (liquidation preference of $100 per share)	146	—	146
Series B 9% Convertible; issued and outstanding, 14,630 shares
Common stock—authorized, 85,000,000 shares, issued and outstanding 15,861,519 shares of .01 par value	158,615	—	158,615
Additional paid-in capital	16,480,472	—	16,480,472
Accumulated deficit	(25,731,052)	(393,330)	(26,124,382)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(9,091,819)	(393,330)	(9,485,149)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$485,789	$—	$485,789

	As of September 30, 2003 (Unaudited)
	As Previously Reported	Effect of Restatement	As Restated
ASSETS:
Cash and cash equivalents	$58,774	$—	$58,774
Receivables
Billed	147,378	—	147,378
Prepaid expenses	118,183	—	118,183
Total current assets	324,335	—	324,335
Equipment and leashold improvements, net	38,573	—	38,573
Other	144,703	—	144,703
Total non-current assets	183,276	—	183,276
TOTAL ASSETS	$507,611	$—	$507,611
LIABILITIES:
Current maturities of long-term obligations	$9,075,170	$550,117	$9,625,287
Advances from stockholders	38,532	—	38,532
Accounts payable	219,918	—	219,918
Accrued liabilities	1,109,126	—	1,109,126
Deferred revenue	10,000	—	10,000
Total current liabilities	10,452,746	550,117	11,002,863
TOTAL LIABILITIES	10,452,746	550,117	11,002,863
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock-authorized, 5,000,000 shares of $.01 (liquidation preference of $100 per share)	119	—	119
Series B 9% Convertible; issued and outstanding, 11,930 shares
Common stock—authorized, 85,000,000 shares, issued and outstanding 17,202,776 shares of $.01 par value	170,208	—	170,208
Additional paid-in capital	16,590,140	—	16,590,140
Accumulated deficit	(26,705,602)	(550,117)	(27,255,719)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(9,945,135)	(550,117)	(10,495,252)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$507,611	$—	$507,611

	Three Months Ended March 31, 2005 (Unaudited)
	As Previously Reported	Effect of Restatement	As Restated
Cash flow from operating activities
Net income (loss)	$(2,683,717)	$3,286,220	$602,503
Adjustments to reconcile net income (loss) to cash used in operating activities:
Derivative and warrant fair value adjustments		(3,576,881)	(3,576,881)
Depreciation	58,590	—	58,590
Amortization
Intangible assets	222,993	—	222,993
Discounts on convertible debt related to warrants and beneficial conversion features	133,341	329,861	463,202
Allowance for doubtful receivables	19,790	—	19,790
Deferred rent	(94,057)	—	(94,057)
Loss on sale of investment	20,000	—	20,000
Change in assets and liabilities:
Accounts receivable trade	(616,393)	(39,200)	(655,593)
Costs and earnings in excess of billings on uncompleted contracts	92,235	—	92,235
Prepaid expenses and other	(18,195)	—	(18,195)
Accounts payable	(238,721)	—	(238,721)
Billings in excess of costs and earnings on uncompleted contracts	1,054,043	—	1,054,043
Accrued liabilities	776,864	—	776,864
Deferred revenue	350,922	—	350,922
Net cash used in operating activities	(922,305)	—	(922,305)

Cash flow from investing activities
Net cash provided by investing activities	1,459,595	—	1,459,595
Cash flow from financing activities
Net cash used in financing activities	(122,935)	—	(122,935)

Net increase in cash and equivalents	414,355	—	414,355
Cash and cash equivalents, beginning of period	956,230	—	956,230
Cash and cash equivalents, end of period	$1,370,585	$—	$1,370,585

	Six Months Ended June 30, 2005 (Unaudited)
	As Previously	Effect of	As
	Reported	Restatement	Restated
Cash flow from operating activities
Net income (loss)	$(5,627,943)	$4,704,274	$(923,669)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Derivative and warrant fair value adjustments		(4,950,248)	(4,950,248)
Depreciation	115,618	—	115,618
Amortization
Intangible assets	455,634	—	455,634
Discounts on convertible debt related to warrants and beneficial conversion features	311,534	306,194	617,728
Allowance for doubtful receivables	36,865	—	36,865
Deferred rent	(190,964)	—	(190,964)
Loss on sale of investment	20,000	—	20,000
Options and warrants issued for service	529,968	—	529,968
Change in assets and liabilities:
Accounts receivable trade	(26,761)	(60,220)	(86,981)
Costs and earnings in excess of billings on uncompleted contracts	65,260	—	65,260
Inventories	(1,702)	—	(1,702)
Prepaid expenses and other	(356,571)	—	(356,571)
Accounts payable	(411,986)	—	(411,986)
Billings in excess of costs and earnings on uncompleted contracts	802,004	—	802,004
Accrued liabilities	659,932	—	659,932
Deferred revenue	(133,335)	—	(133,335)
Net cash used in operating activities	(3,752,447)	—	(3,752,447)

Cash flow from investing activities
Net cash provided by investing activities	1,388,731	—	1,388,731

Cash flow from financing activities
Net cash provided by	3,379,939	—	3,379,939

Net increase in cash and equivalents	1,016,223	—	1,016,223
Cash and cash equivalents, beginning of period	956,230	—	956,230
Cash and cash equivalents, end of period	$1,972,453	$—	$1,972,453

	Nine Months Ended September 30, 2005 (Unaudited)
	As Previously Reported	Effect of Restatement	As Restated
Cash flow from operating activities
Net income (loss)	$(8,716,279)	$7,345,263	$(1,371,016)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Derivative and warrant fair value adjustments		(8,160,305)	(8,160,305)
Depreciation	179,642	—	179,642
Amortization
Intangible assets	1,504,600	—	1,504,600
Discounts on convertible debt related to warrants and beneficial conversion features	—	1,067,927	1,067,927
Allowance for doubtful receivables	22,440	—	22,440
Deferred rent	(290,807)	—	(290,807)
Loss on sale of investment	20,000	—	20,000
Options and warrants issued for service	542,758	—	542,758
Change in assets and liabilities:
Accounts receivable trade	(804,799)	(58,090)	(862,889)
Costs and earnings in excess of billings on uncompleted contracts	1,546,812	—	1,546,812
Inventories	26,134	—	26,134
Prepaid expenses and other	(27,047)	(194,795)	(221,842)
Accounts payable	(418,332)	—	(418,332)
Billings in excess of costs and earnings on uncompleted contracts	24,173	—	24,173
Accrued liabilities	683,989	—	683,989
Deferred revenue	1,174,224	—	1,174,224
Net cash used in operating activities	(4,532,492)	—	(4,532,492)

Cash flow from investing activities
Net cash provided by investing activities	1,832,571	—	1,832,571

Cash flow from financing activities
Net cash provided by financing activities	3,240,879	—	3,240,879

Net increase in cash and equivalents	540,958	—	540,958
Cash and cash equivalents, beginning of period	956,230	—	956,230
Cash and cash equivalents, end of period	$1,497,188	$—	$1,497,188

	Three Months Ended March 31, 2004 (Unaudited)
	As Previously Reported	Effect of Restatement	As Restated
Cash flow from operating activities
Net income (loss)	$(911,878)	$62,739	$(849,139)
Adjustments to reconcile net loss to cash used in operating activities:	—
Derivative and warrant fair value adjustments		(323,128)	(323,128)
Depreciation	6,995	—	6,995
Amortization
Discounts on convertible debt related to warrants and beneficial conversion features	—	230,424	230,424
Allowance for doubtful receivables	2,000	—	2,000
Write off deferred offering costs	81,900	—	81,900
Change in assets and liabilities:
Accounts receivable trade	(334,292)	35,215	(299,077)
Costs and earnings in excess of billings on uncompleted contracts	—	—	—
Inventories	6,233	—	6,233
Prepaid expenses and other	131,525	—	131,525
Accounts payable	(124,191)	—	(124,191)
Accrued liabilities	103,494	(5,250)	98,244
Deferred revenue	83,280	—	83,280
Net cash used in operating activities	(954,934)	—	(954,934)

Cash flow from investing activities
Net cash used in investing activities	(573,205)	—	(573,205)

Cash flow from financing activities
Net cash provided by financing activities	993,768	—	993,768

Net decrease in cash and equivalents	(534,371)	—	(534,371)
Cash and cash equivalents, beginning of period	1,012,790	—	1,012,790
Cash and cash equivalents, end of period	$478,419		$478,419

	Six Months Ended June 30, 2004 (Unaudited)
	As Previously Reported	Effect of Restatement	As Restated
Cash flow from operating activities
Net loss	$(2,172,586)	$(27,541)	$(2,200,127)
Adjustments to reconcile net loss to cash used in operating activities:
Derivative and warrant fair value adjustments	—	(323,128)	(323,128)
Depreciation	17,015	—	17,015
Amortization
Intangible assets	108,329	—	108,329
Discounts on convertible debt related to warrants and beneficial conversion features	—	230,424	230,424
Allowance for doubtful receivables	4,000		4,000
Change in assets and liabilities:
Accounts receivable trade	(664,478)	104,185	(560,293)
Inventories	28,947		28,947
Prepaid expenses and other	155,351	—	155,351
Accounts payable	(114,080)	23,810	(90,270)
Accrued liabilities	254,508	(7,750)	246,758
Deferred revenue	75,747	—	75,747
Net cash used in operating activities	(2,307,247)	—	(2,307,247)

Cash flow from investing activities
Net cash used in investing activities	(6,541,265)	—	(6,541,265)

Cash flow from financing activities
Net cash provided by financing activities	11,672,869	—	11,672,869

Net increase in cash and equivalents	2,824,357	—	2,824,357
Cash and cash equivalents, beginning of period	1,012,790	—	1,012,790
Cash and cash equivalents, end of period	$3,837,147	—	$3,837,147

	Nine Months Ended September 30, 2004 (Unaudited)
	As Previously Reported	Effect of Restatement	As Restated
Cash flow from operating activities
Net income (loss)	$(4,032,750)	$627,264	$(3,405,486)
Adjustments to reconcile net loss to cash used in operating activities:
Derivative and warrant fair value adjustments		(840,719)	(840,719)
Depreciation	31,617	—	31,617
Amortization
Intangible assets	216,658	—	216,658
Discounts on convertible debt related to warrants and beneficial conversion features	—	230,424	230,424
Allowance for doubtful receivables	106,000	—	106,000
Gain on sale of marketable securities	(33,125)	—	(33,125)
Options and warrants issued for services and other	24,850	—	24,850
Change in assets and liabilities:
Accounts receivable trade	(260,951)	147,600	(113,351)
Inventories	35,559	—	35,559
Prepaid expenses and other	125,343	—	125,343
Accounts payable	(719)	23,810	23,091
Accrued liabilities	242,105	(104,750)	137,355
Deferred revenue	70,598	—	70,598
Net cash used in operating activities	(3,474,815)	83,629	(3,391,186)

Cash flow from investing activities
Net cash used in investing activities	(14,613,892)	—	(14,613,892)

Cash flow from financing activities
Net cash provided by financing activities	20,047,486	(83,629)	19,963,857

Net increase in cash and equivalents	1,958,779	—	1,958,779
Cash and cash equivalents, beginning of period	1,012,790	—	1,012,790
Cash and cash equivalents, end of period	$2,971,569	—	$2,971,569

	Three Months Ended March 31, 2003 (Unaudited)
	As Previously Reported	Effect of Restatement	As Restated
Cash flow from operating activities
Net loss	$(1,055,286)	$(238,866)	$(1,294,152)
Adjustments to reconcile net loss to cash used in operating activities:
Derivative and warrant fair value adjustments	—	119,247	119,247
Amortization
Discounts on convertible debt related to warrants and beneficial conversion features	138,546	119,619	258,165
Options and warrants issued for services and other	156,000		156,000
Change in assets and liabilities:
Accounts receivable trade	56,803	—	56,803
Prepaid expenses and other	(1,469)	—	(1,469)
Accounts payable	(109,007)	—	(109,007)
Accrued liabilities	159,474	—	159,474
Net cash used in operating activities	(654,939)	—	(654,939)

Cash flow from investing activities
Net cash used in investing activities	(1,971)	—	(1,971)

Cash flow from financing activities
Net cash provided by financing activities	980,000	—	980,000

Net increase in cash and equivalents	323,090	—	323,090
Cash and cash equivalents, beginning of period	16,748	—	16,748
Cash and cash equivalents, end of period	$339,838	$—	$339,838

	Six Months Ended June 30, 2003 (Unaudited)
	As Previously Reported	Effect of Restatement	As Restated
Cash flow from operating activities
Net loss	$(2,070,771)	$(393,330)	$(2,464,101)
Adjustments to reconcile net loss to cash used in operating activities:
Derivative and warrant fair value adjustments	—	91,888	91,888
Amortization
Discounts on convertible debt related to warrants and beneficial conversion features	277,092	301,442	578,534
Options and warrants issued for services and other	156,000	—	156,000
Change in assets and liabilities:
Accounts receivable trade	60,570	—	60,570
Prepaid expenses and other	(42,633)	—	(42,633)
Accounts payable	(22,310)	—	(22,310)
Accrued liabilities	335,145	—	335,145
Net cash used in operating activities	(1,306,907)	—	(1,306,907)

Cash flow from investing activities
Net cash used ininvesting activities	(8,075)	—	(8,075)

Cash flow from financing activities
Net cash provided by financing activities	1,553,000	—	1,553,000

Net increase in cash and equivalents	238,018	—	238,018
Cash and cash equivalents, beginning of period	16,748	—	16,748
Cash and cash equivalents, end of period	$254,766	—	$254,766

	Nine Months Ended September 30, 2003 (Unaudited)
	As Previously Reported	Effect of Restatement	As Restated
Cash flow from operating activities
Net loss	$(3,000,088)	$(550,117)	$(3,550,205)
Adjustments to reconcile net loss to cash used in operating activities:
Derivative and warrant fair value adjustments	—	20,089	20,089
Depreciation	38,819	—	38,819
Amortization
Discounts on convertible debt related to warrants and beneficial conversion features	415,634	530,028	945,662
Options and warrants issued for services and other	156,000	—	156,000
Change in assets and liabilities:
Accounts receivable trade	(79,380)	—	(79,380)
Prepaid expenses and other	8,714	—	8,714
Accounts payable	(134,776)	—	(134,776)
Accrued liabilities	536,425	—	536,425
Deferred revenue	10,000		10,000
Net cash used in operating activities	(2,048,652)	—	(2,048,652)

Cash flow from investing activities
Net cash used in investing activities	(100,104)	—	(100,104)

Cash flow from financing activities
Net cash provided by financing activities	2,190,782	—	2,190,782

Net increase in cash and equivalents	42,026	—	42,026
Cash and cash equivalents, beginning of period	16,748	—	16,748
Cash and cash equivalents, end of period	$58,774	—	$58,774

The following tables summarize, for each of the quarters and for each of the interim balance sheet dates presented, the impact of each category of adjustment on previously reported revenue, and assets, liabilities and accumulated deficit.

Impact of Adjustments on Revenue for the three months ended (Unaudited)

	3/31/2005	6/30/2005	9/30/2005	12/31/05
As previously reported	$3,900,391	$3,664,532	$3,202,601	$3,368,481
Revenue recognition	39,200	21,020	29,870	—
As restated	$3,939,591	$3,685,552	$3,232,471	$3,368,481

	3/31/2004	6/30/2004	9/30/2004	12/31/2004
As previously reported	$311,886	$519,114	$308,818	$4,418,413
Revenue recognition	(35,215)	(92,780)	(43,415)	334,130
As restated	$276,671	$426,334	$265,403	$4,752,543

	3/31/2003	6/30/2003	9/30/2003	12/31/2003
As previously reported	$27,504	$13,020	$146,987	$336,590
Revenue recognition	—	—	—	(308,620)
As restated	$27,504	$13,020	$146,987	$27,970

Impact of Adjustments on Consolidated Balance Sheet Accounts (Unaudited)

	As of March 31, 2005			As of March 31, 2004
	Total Assets	Liabilities	Stockholders’ Equity (Deficit)	Total Assets	Total Liabilities	Stockholders’ Equity (Deficit)
As previously reported	$29,701,319	$19,112,933	$10,588,386	$17,739,752	$1,752,518	$15,987,234
Revenue recognition and related SG&A expense	(82,890)	23,810	(106,700)	(399,645)	(79,260)	(320,385)
Debt financing	706,729	2,420,547	(1,713,818)		—	—
Total Adjustments	623,839	2,444,357	(1,820,518)	(399,645)	(79,260)	(320,385)
As restated	$30,325,158	$21,557,290	$8,767,868	$17,340,107	$1,673,259	$15,666,848

	As of March 31, 2003
	Total		Stockholders’ Equity
	Assets	Liabilities	(Deficit)
As previously reported	$527,361	$8,603,694	$(8,076,333)
Revenue recognition and related SG&A expense	—	—	—
Debt financing	—	238,866	(238,866)
Total Adjustments	—	238,866	(238,866)
As restated	$527,361	$8,842,560	$(8,315,199)

Impact of Adjustments on Consolidated Balance Sheet Accounts (Unaudited)

	As of June 30, 2005			As of June 30, 2004
	Total Assets	Liabilities	Stockholders’ Equity (Deficit)	Total Assets	Total Liabilities	Stockholders’ Equity (Deficit)
As previously reported	$29,967,389	$20,543,833	$9,423,556	$16,062,934	$1,093,096	$14,969,838
Revenue recognition and related SG&A expense	(61,870)	23,810	(85,680)	(412,805)	(2,140)	(410,665)
Debt financing	722,266	2,064,204	(1,341,937)	—	—	—
Total Adjustments	660,396	2,088,014	(1,427,617)	(412,805)	(2,140)	(410,665)
As restated	$30,627,785	$22,631,847	$7,995,939	$15,650,129	$1,090,956	$14,559,173

	As of June 30, 2003
			Stockholders’
	Total		Equity
	Assets	Liabilities	(Deficit)
As previously reported	$485,789	$9,577,608	$(9,091,819)
Revenue recognition and related SG&A expense	—	—	—
Debt financing	—	393,330	(393,330)
Total Adjustments	—	393,330	(393,330)
As restated	$485,789	$9,970,938	$(9,485,149)

Impact of Adjustments on Consolidated Balance Sheet Accounts (Unaudited)

	As of September 30, 2005			As of September 30, 2004
	Total Assets	Liabilities	Stockholders’ Equity (Deficit)	Total Assets	Total Liabilities	Stockholders’ Equity (Deficit)
As previously reported	$28,293,538	$20,844,695	$7,448,843	$34,634,140	$21,136,647	$13,497,493
Revenue recognition and related SG&A expense	—	23,810	(23,810)	(364,220)	(7,140)	(357,080)
Debt financing	838,343	(91,976)	930,319	976,201	283,460	692,741
Total Adjustments	838,343	(68,166)	906,509	611,981	276,320	335,661
As restated	$29,131,881	$20,776,529	$8,355,352	$35,246,121	$21,412,967	$13,833,154

	As of September 30, 2003
	Total Assets	Liabilities	Stockholders’ Equity (Deficit)
As previously reported	$507,611	$10,452,746	$(9,945,135)
Revenue recognition and related SG&A expense	—	—	—
Debt financing	—	550,117	(550,117)
Total Adjustments	—	550,117	(550,117)
As restated	$507,611	$11,002,863	$(10,495,252)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-KEY INTERNATIONAL, INC.

Date: June 19, 2006	By:	/s/ MICHAEL W. DEPASQUALE
Michael W. DePasquale
Co-CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. DEPASQUALE	Co-Chief Executive Officer and Director	June 19, 2006
Michael W. DePasquale

/s/ FRANCIS J. CUSICK	Chief Financial Officer, Principal Accounting Officer	June 19, 2006
Francis J. Cusick

/s/ THOMAS J. COLATOSTI	Co-Chief Executive Officer and Chairman of the	June 19, 2006
Thomas J. Colatosti	Board of Directors

/s/ JEFFREY J. MAY	Director	June 19, 2006
Jeffrey J. May

/s/ CHARLES P. ROMEO	Director	June 19, 2006
Charles P. Romeo

/s/ JOHN SCHOENHERR	Director	June 19, 2006
John Schoenherr

EXHIBIT INDEX

Exhibit No.	Description
2.1(1)	Agreement and Plan of Merger dated as of March 30, 2004 by and among BIO-key International, Inc., BIO-key Acquisition Corp., Public Safety Group, Inc. (“PSG”) and each of the shareholders of PSG
2.2(2)	Asset Purchase Agreement dated as of August 16, 2004 by and among BIO-key International, Inc., Aether Systems, Inc., Cerulean Technologies, Inc. and SunPro, Inc.
2.3(3)	Agreement and Plan of Merger dated as of December 30, 2004 by and among BIO-key International, Inc., a Delaware corporation, and BIO-key International, Inc., a Minnesota corporation
3.1(3)	Certificate of Incorporation of BIO-key International, Inc., a Delaware corporation
3.2(3)	Certificate of Designation of Series A 7% Convertible Preferred Stock of BIO-key International, Inc., a Delaware corporation
3.3(3)	By-Laws of BIO-key International, Inc., a Delaware corporation
3.4 (19)	Certificate of Amendment of Certificate of Incorporation of BIO-key International, Inc., a Delaware corporation
3.5 (16)	Certificate of Designation of the Series B Convertible Preferred Stock of the Company
4.1(4)	Specimen certificates for shares of BIO-key International, Inc. common stock
10.1(4)	SAC Technologies, Inc. 1996 Stock Option Plan
10.2(5)	Amendment No. 1 to the SAC Technologies, Inc. 1996 Stock Option Plan
10.3(5)	SAC Technologies, Inc. 1999 Stock Option Plan
10.4(6)	Warrant issued to The Shaar Fund Ltd.
10.5(6)	Security Interest Provisions
10.6(6)	Employment Agreement by and between BIO-key International, Inc. and Mira LaCous dated November 20, 2001
10.7(6)	Option to Purchase 140,000 Shares of Common Stock issued to Mira LaCous
10.8(9)	Option to Purchase 150,000 Shares of Common Stock issued to Thomas J. Colatosti
10.9(9)	Non-Qualified Stock Option Agreement under the registrant’s 1999 Stock Incentive Plan to Purchase 200,000 Shares of Common Stock issued to Thomas J. Colatosti
10.10(9)	Employment Agreement by and between BIO-key International, Inc. and Michael W. DePasquale dated January 3, 2003
10.11(9)	Option to Purchase 580,000 Shares of Common Stock issued to Michael W. DePasquale
10.12(9)	Note Purchase Agreement dated January 27, 2003
10.13(9)	Secured Convertible Promissory due June 30, 2004
10.14(9)	Option to Purchase 200,000 Shares of Common Stock issued to Charles P. Romeo
10.15(7)	Amendment No. 1 to Note Purchase Agreement dated October 31, 2003 by and between BIO-key International, Inc. and The Shaar Fund Ltd.
10.16(7)	Securities Exchange Agreement dated March 3, 2004 by and between BIO-key International, Inc. and The Shaar Fund Ltd.
10.17(7)	Registration Rights Agreement dated March 3, 2004 by and between BIO-key International, Inc. and The Shaar Fund Ltd.
10.18(7)	Secured Convertible Promissory Note due October 31, 2005 in the principal amount of up to $2,125,000
10.19(7)	Secured Convertible Promissory Note due October 31, 2005 in the principal amount of up to $375,000
10.20(7)	Option to Purchase 500,000 Shares of Common Stock issued to Michael W. DePasquale
10.21(7)	Option to Purchase 150,000 Shares of Common Stock issued to Thomas J. Colatosti
10.22(7)	Option to Purchase 50,000 Shares of Common Stock issued to Thomas J. Colatosti
10.23(7)	Option to Purchase 50,000 Shares of Common Stock issued to Jeff May
10.24(7)	Option to Purchase 50,000 Shares of Common Stock issued to Charles Romeo
10.25(7)	Option to Purchase 300,000 Shares of Common Stock issued to Randy Fodero
10.26(10)	Amendment Agreement dated March 30, 2004 by and between BIO-key International, Inc. and The Shaar Fund Ltd.
10.27(11)	Securities Purchase Agreement dated as of March 31, 2004 (the “March Securities Purchase Agreement”) by and among BIO-key International, Inc. and each of the Purchasers named therein
10.28(11)	Form of Warrant issued by BIO-key International, Inc. pursuant to the March Securities Purchase Agreement
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

10.82(16)	Registration Rights Agreement, dated as of January 23, 2006 by and among the Company, The Shaar Fund, Ltd., Longview Fund, L.P. and Longview Special Finance
10.83(16)	Amendment No. 1 to Subordinated Secured Promissory Note, dated as of January 23, 2006, by and between the Company and Aether Systems, Inc.
10.84(17)	Compensation Agreement by and between the Company and Thomas J. Colatosti dated February 7, 2006
10.85(18)	Employment Agreement by and between the Company and Michael DePasquale dated March 28, 2006
10.86(20)	Form of Option Agreement used to grant a total of 400,000 options to Purchase common stock to Francis J. Cusick, Michael W. DePasquale, Randy Fodero, and Kenneth S. Saiza
21.1(12)	List of subsidiaries of BIO-key International, Inc.
23.1(8)	Consent of DS&B, Ltd.
31.1(8)	Certificate of CO-CEO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2(8)	Certificate of CO-CEO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.3(8)	Certificate of CFO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1(8)	Certificate of CO -CEO of Registrant required under 18 U.S.C. Section 1350, as amended
32.2(8)	Certificate of CO -CEO of Registrant required under 18 U.S.C. Section 1350, as amended
32.3(8)	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350, as amended

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

(20)         Filed as an exhibit to the registrant’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2006 and incorporated herein by reference.