Form 10QSB/A
period 2006-03-31
BIO KEY INTERNATIONAL INC
filed 2006-07-18
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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
Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: There were 48,447,762 issued and outstanding shares of the registrant’s common stock, par value $.0001 per share, as of May 22, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

BIO-KEY INTERNATIONAL, INC.

EXPLANATORY NOTE

This Amendment on Form 10-QSB/A constitutes Amendment No. 1 to the registrant’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006, which was filed with the Securities and Exchange Commission on May 22, 2006 (the “Original Report”). The purpose of this Amendment No. 1 is to amend and restate previously issued financial statements in accordance with Note 16 to the financial statements contained herein, to provide further clarification under Part I—Item 3 (Controls and Procedures) and provide further clarification under Part II—Item 3 (Defaults Upon Senior Securities). Except as amended hereby, this Form 10-QSB/A does not amend, update or change any other information contained in the Original Report.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Restated)
	(Restated)
ASSETS:
Cash and cash equivalents	$1,594,641	$1,422,827
Receivables
Billed, less allowance for doubtful receivables of $179,999 and $160,000, respectively	3,188,486	1,635,371
Unbilled	133,663	201,942
Costs and earnings in excess of billings on uncompleted contracts	3,066,290	4,321,392
Inventory	10,494	8,760
Prepaid expenses	139,705	137,000
Total current assets	8,133,279	7,727,292
Equipment and leasehold improvements, net	496,944	548,267
Deposits	1,362,902	1,828,560
Intangible assets, net	3,095,926	3,301,823
Deferred financing costs, net	167,693	1,562,338
Goodwill	11,389,654	11,389,654
Total non-current assets	16,513,119	18,630,642
TOTAL ASSETS	$24,646,398	$26,357,934
LIABILITIES:
Current maturities of long-term obligations and related obligations, net of discount	$6,075,751	$6,584,437
Accounts payable	1,151,611	833,608
Billings in excess of costs and earnings on uncompleted contracts	42,554	32,385
Accrued liabilities	5,881,266	5,520,515
Deferred rent	457,046	443,603
Deferred revenue	4,264,645	3,264,283
Total current liabilities	17,872,873	16,678,831
Warrants	1,618,341	1,483,511
Mandatorily redeemable preferred stock derivatives	280,674	—
Deferred rent	748,424	867,850
Deferred revenue	1,209,108	1,163,738
Total non-current liabilities	3,856,547	3,515,099
TOTAL LIABILITIES	21,729,420	20,193,930

Commitments and contingencies

Mandatorily redeemable preferred stock, net of discounts	651,240	—

STOCKHOLDERS’ EQUITY:
Preferred stock — authorized, 5,000,000 shares (liquidation preference of $100 per share) Series A 7% Convertible; issued and outstanding 35,557 and 44,557 shares of $.0001 par value, respectively	3	4
Common stock — authorized, 170,000,000 and 85,000,000 shares, respectively; issued and outstanding; 48,036,984 and 46,306,589 shares of $.0001 par value, respectively	4,803	4,632
Additional paid-in capital	48,944,638	48,921,316
Accumulated deficit	(46,683,706)	(42,761,948)
TOTAL STOCKHOLDERS’ EQUITY	2,265,738	6,164,004
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,646,398	$26,357,934

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and Restated)

	Three Months Ended March 31,
	2006	2005

Revenues
Services	$2,246,911	$3,059,854
License fees and other	902,280	879,737
	3,149,191	3,939,591
Costs and other expenses
Services	673,503	835,565
Cost of license fees and other	81,484	327,857
Selling, general and admiistrative	2,576,821	2,846,623
Research, development and engineering	1,654,638	2,075,070
	4,986,446	6,085,115
Operating loss	(1,837,255)	(2,145,524)
Other income (deductions)
Interest income	—	26,062
Interest expense	(2,066,525)	(834,916)
Derivative and warrant fair market value adjustments	2,444,693	3,576,881
Loss on sale of marketable securities	—	(20,000)
Loss on extinguishment of debt	(2,322,018)	—
Other income (expense)	(15,176)	—
Total other income (deductions)	(1,959,026)	2,748,027
NET INCOME (LOSS)	$(3,796,281)	$602,503

Earnings (Loss) Per Share:
Basic	$(0.08)	$0.01
Diluted	$(0.08)	$(0.03)

Weighted Average Shares Outstanding:
Basic	47,026,773	42,662,253
Diluted	47,026,773	48,754,992

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and Restated)

	Three Months Ended March 31,
	2006	2005

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(3,796,281)	$602,503
Adjustments to reconcile net income (loss) to cash used in operating activities:
Derivative and warrant fair value adjustments	(2,444,693)	(3,576,881)
Loss on extinguishment of debt	2,322,018	—
Depreciation	65,044	58,590
Amortization
Intangible assets	215,880	215,682
Deferred financing costs	91,211	57,865
Discounts on convertible debt related to warrants and beneficial conversion features	895,474	412,648
Allowance for doubtful receivables	19,998	19,790
Deferred rent	(105,986)	(94,057)
Options and warrants issued for services and other	120,567	—
Loss on sale of investment	—	20,000
Change in assets and liabilities:
Accounts receivable trade	(1,504,834)	(655,593)
Costs and earnings in excess of billings on uncompleted contracts	1,255,102	92,235
Inventory	(1,734)	—
Prepaid expenses and other	(2,705)	(18,195)
Deposits	465,657	502,943
Accounts payable	318,003	(238,721)
Billings in excess of costs and earnings on uncompleted contracts	10,169	1,054,043
Accrued liabilities	371,553	776,864
Deferred revenue	1,045,733	350,922
Net cash used in operating activities	(659,824)	(419,362)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,720)	(73,348)
Expenditures for patents	(9,983)	—
Proceeds from sale of marketable debt securities	—	980,000
Proceeds from sale of trademark	—	50,000
Net cash provided by (used in) investing activities	(23,703)	956,652
CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of advance from stockholder	—	(12,753)
Issuance of long-term obligations	988,000	—
Repayment of long-term obligations	(79,859)	(738,346)
Exercise of warrants	—	528,164
Financing costs	(52,800)	—
Net refund of offering costs	—	100,000
Net cash provided by (used in) financing activities	855,341	(122,935)
NET INCREASE IN CASH AND CASH EQUIVALENTS	171,814	414,355
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,422,827	956,230
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,594,641	$1,370,585

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 (Unaudited and Restated) and December 31, 2005 (Restated)

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the financial position and the results of its operations and cash flows for the periods presented. It is suggested that these uanaudited interim consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, as amended (the “Form 10-KSB”).

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

The Company is in need of additional capital. The Company is currently considering various alternatives related to raising additional capital including new funding from other sources. No assurance can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained to meet its needs, or that such financing would not be dilutive to existing shareholders.

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

On December 31, 2005, the Company accelerated the vesting of certain of the outstanding options to purchase shares of the Company’s common stock with option exercise prices greater than the fair market value of the Company’s common stock on such date. The acceleration applies to all such options outstanding as of December 31, 2005 under the Company’s 1996 Stock Option Plan, 1999 Stock Option Plan and 2004 Stock Option Plan, except for options held by the Company’s executive officers subject to Section 16(b) of the Securities Exchange Act of 1934, as amended, and the members of the Company’s Board of Directors. Options to purchase up to 897,614 shares of the Company’s common stock, or 14% of the total shares of the Company’s common stock subject to outstanding options, with a weighted average exercise price of approximately $1.09 and varying remaining vesting schedules, are subject to this acceleration and became immediately vested and exercisable as of December 31, 2005. The number of shares, exercise prices and other term of the options subject to the acceleration remain unchanged.

As of January 1, 2006, the Company adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, as amended by SFAS 148, and requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of our common stock price over the expected term and the number of individuals that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized as an expense in the consolidated statements of operations. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates. Prior periods have not been restated to incorporate the stock-based compensation charge. The compensation expense recognized during the quarter ended March 31, 2006 in connection with the adoption of SFAS 123R increased the company’s net loss by $120,567. As the Company uses the full valuation allowance with respect to deferred taxes, the adoption of SFAS123R had no impact on deferred taxes.

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

Fair Value Disclosures — Prior to SFAS 123R Adoption

Three Months Ended
March 31, 2005
(Restated)
Net income:
As reported	602,503
Fair value-based expense, net of tax	(211,000)
Pro forma	391,503

Net income (loss) per common share:
Basic
As reported	0.01
Pro forma	0.01
Diluted
As reported	(0.03)
Pro forma	(0.03)

Stock Option Activity

The following table summarizes stock option activity for the quarter ended March 31, 2006:

Number of Options

	1996 Plan	1999 Plan	2004 Plan	Non Plan	Total	Range of exercise price	Weighted average exercise price
Balance, as of December 31, 2005	150,000	1,062,125	2,052,860	3,082,850	6,347,835	0.19-6.42	0.92

Granted	—	—	748,000	1,050,000	1,798,000	0.67-.75	0.72
Exercised	—	—	—	—	—
Expired or cancelled	—	—	(42,610)	(14,850)	(57,460)	0.93-1.17	1.04
Balance, as of March 31, 2006	150,000	1,062,125	2,758,250	4,118,000	8,088,375	0.19-6.42	0.87

Available for future grants March 31, 2006	—	647,132	1,241,750	—	1,888,882

The options outstanding and exercisable at March 31, 2006 were in the following exercise price ranges:

Options Outstanding					Options Exercisable
Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate Intrinsic Value	Number of shares	Weighted average exercise price	Aggregate Intrinsic Value
$0.19	60,000	$0.19	2.40	$27,600	60,000	$0.19	$27,600
.29-.40	837,456	0.33	2.22	271,187	834,751	0.33	270,375
.46-.69	2,556,000	0.58	6.23	189,850	1,324,165	0.53	162,950
.75-1.11	2,823,419	0.95	5.78	—	1,493,418	1.07	—
1.17-1.62	1,763,500	1.30	5.34	—	1,330,162	1.30	—
6.42	48,000	6.42	1.87	—	48,000	6.42	—
.19-6.42	8,088,375			$488,637	5,090,496		$460,925

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

The weighted average fair value of options, as determined under SFAS No. 123R and SFAS 123, granted during the three months ended March 31, 2006 and March 31, 2005 was $0.56 and $1.17 per share, respectively. The total intrinsic value of options exercised during the three-month period ended March 31, 2006 and March 31, 2005 was zero and $115,427, respectively. The aggregate intrinsic value of options vested during the 3 months ended March 31, 2006 was $0.

As of March 31, 2006 future compensation cost related to nonvested stock options is approximately $1,052,000 and will be recognized over an estimated weighted average period of approximately 4.0 years.

4.             EARNINGS PER SHARE COMMON STOCK “EPS”

The Company’s basic EPS is calculated using net income (loss) and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes and preferred stock.

The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows for both of the following three month periods ended March 31:

	2006	2005
	(Restated)	(Restated)

Numerator:

Net income (loss)	$(3,796,281)	$602,503

Dividends accumulated on cumulative preferred stock	(113,226)	(95,658)
Income (loss) available to common stockholders (basic eps)	(3,909,507)	506,845

Adjustment for interest expense and debt conversion features	—	(2,141,436)
Loss as adjusted (diluted EPS)	$(3,909,507)	$(1,634,591)

Denominator:
Weighted-average shares used to compute basic EPS	47,026,773	42,662,253
Effect of dilutive securities:
Convertible notes	—	6,092,739
Weighted-average shares used to compute diluted EPS	47,026,773	48,754,992

Earnings (loss) per share
Basic	$(0.08)	$0.01
Diluted	$(0.08)	$(0.03)

The following table summarizes the potential weighted average shares of common stock that were excluded from the diluted per share calculation, because the effect of including these potential shares was antidilutive.

	Three Months Ended March 31,
	2006	2005

Preferred Stock	5,703,302	6,889,452
Convertible Debt	12,844,568	—
Stock Options	841,487	1,498,564
Warrants	25,707	1,228,224

Potentially dilutive securities	19,415,064	9,616,240

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	For The Three Month’s Ended March 31,
	2006	2005

Stock options	4,864,741	1,070,250
Warrants	9,982,252	2,222,219

Total	14,846,993	3,292,469

5.             EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements at March 31, 2006 and December 31, 2005 consisted of the following:

	March 31,	December 31,
	2006	2005

Equipment	$466,405	$458,847
Furniture and fixtures	179,350	179,349
Software	104,414	104,414
Leasehold improvements	177,117	170,955
	927,286	913,565

Less accumulated depreciation and amortization	(430,342)	(365,298)

Total	$496,944	$548,267

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

Other intangible assets as of March 31, 2006 and December 31, 2005 consisted of the following:

	March 31,	December 31,
	2006	2005
Copyrighted software	$1,181,429	$1,181,429
Customer relationships	1,009,000	1,009,000
Trademarks	807,872	807,872
Developed technology	710,000	710,000
Marketing agreements	605,340	605,340
Patents and patents pending	293,762	283,779
	4,607,403	4,597,420

Less: accumulated amortization	(1,511,477)	(1,295,597)

Total	$3,095,926	$3,301,823

Aggregate amortization expense for the three months ended March 31, 2006 and 2005, was $215,880 and $215,682, respectively.

7.             DEFERRED FINANCING COSTS

Deferred financing costs are amortized based upon the lives of the respective debt obligations. The gross carrying amount of deferred financing costs at March 31, 2006 and December 31, 2005 was $190,300 and $1,763,238 respectively, and accumulated amortization was $22,607 and $200,900, respectively. Amortization of deferred financing costs is included in interest expense and was $91,201 and $57,865 for the three months ended March 31, 2006 and 2005, respectively.

8.             CONVERTIBLE DEBT FINANCING

Long-term obligations consisted of the following as of:

	March 31, 2006	December 31, 2005
2004
Convertible term notes	$5,842,448	$5,992,304
Discount	(4,235,999)	(2,134,340)
FMV of embedded derivatives	1,694,557	421,317
FMV of warrants	797,881	828,095
2005
Convertible term notes	5,284,723	5,284,723
Discount	(4,529,696)	(3,569,793)
FMV of embedded derivatives	2,019,718	590,226
FMV of warrants	596,393	655,416
2006
FMV of warrants	224,067	—
	7,694,092	8,067,948

Less current portion	6,075,751	6,584,437

Total	$1,618,341	$1,483,511

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

2004 and 2005 Senior and Subordinated Notes

The Senior Notes’ contain features that are considered embedded derivative financial instruments:  Principal’s conversion option:  The Notes are convertible at the Holder’s option at any time at the fixed conversion price of $0.85 per share; Monthly Payments Conversion Option:  Holders have the option to convert the Notes’ monthly payment at a $0.85 per share conversion price if the common stock price is higher than 110% of the conversion price ($0.935), as long as the amount converted is not higher than 25% of trading volume for the last 22 trading days. If the Notes’ monthly payments are not converted, the payments will be paid in cash at 102% of such amount; Interest Rate Adjustment provision:  For every 25% increase in common stock value above $0.85 per share, the interest will be reduced by 2%. The interest rate may never be reduced below 0%; Default provision: In the event of default under the terms set forth above, the Senior Lenders will be entitled to specified remedies, including remedies under the Uniform Commercial Code. These features have been bifurcated and recorded on the Company’s balance sheet at their fair value.

The Subordinated Notes also include features that are considered embedded derivative financial instruments:  Principal’s conversion option:  The Notes are convertible at the Holder’s option at any time at the fixed conversion price of $0.70 per share; Monthly Payments Conversion Option:  Holders have the option to convert the Notes’ monthly payment at a $0.70 per share conversion price if the common stock price is higher than 110% of the conversion price ($0.77), as long as the amount converted is not higher than 25% of trading volume for the last 22 trading days. If the Notes’ monthly payments are not converted, the payments will be paid in cash at 102% of such amount; Default provision: In the event of default under the terms set forth above, the unpaid principal balance on the Subordinated Convertible Notes, plus accrued interest, shall, at the note holder’s option, become immediately due and the Subordinated Investors shall be entitled to payment of additional default interest at the rate of 2.0% per annum on all amounts due under the Subordinated Convertible Notes.

The accounting treatment of the derivatives and warrants requires that the Company record the derivatives and the warrant at their relative fair value as of the inception date of the agreement, and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives and warrants is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives and warrants is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. As of December 31, 2005 and March 31, 2006, respectively, the derivatives were valued at $1,011,543 and $3,714,275. Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 87% to 141%; and risk free annual interest rate of 2.89% to 4.8% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using other binomial models and measuring the impact of the derivative on the expected interest payment amount over the life of the Note. The Warrants issued with the 2004 and 2005 debt financings classified as liabilities were valued at $1,394,274 and $1,483,511, as of March 31, 2006 and December 31, 2005 respectively, using the Black Scholes Option Pricing model with the following assumptions: dividend yield of 0%; annual volatility of 91%-99% and risk-free interest rate of 4.8%, and dividend yield of 0%; annual volatility of 98% to 111%% and risk-free interest rate of 4.4%, respectively. Both the derivatives and warrants were classified as long-term liabilities.

At the time of issuance, the initial relative fair value assigned to the embedded derivatives was $3,714,589 and $2,031,414 for the 2004 and 2005 notes, respectively. The initial relative fair value assigned to the warrants was $1,912,639 and $1,233,153 for the 2004 and 2005 notes, respectively.

Both the derivatives and the warrants were recorded as discounts to the Notes and are being amortized to interest expense over the expected term of the debt, using the effective interest method. At March 31, 2006, the unamortized discount on the Notes was $4,235,999 and $4,529,696 for 2004 and 2005 notes, respectively. The effective interest rate on the Notes for the periods ended March 31, 2006 and December 31, 2005 ranged between 72% and 136% based on the frequency of principal payments as well as actual payments made. At December 31, 2005, the unamortized discount on the Notes was $2,134,340 and $3,569,793 for 2004 and 2005 notes, respectively.

2006 Notes

The Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), effective as of January 23,2006, with The Shaar Fund, Ltd., Longview Fund, L.P. and Longview Special Finance (collectively, the “Purchasers”).

Under the Securities Purchase Agreement, the Company issued to the Purchasers Convertible Term Notes (the “Convertible Notes”) in the aggregate principal amount of $1,000,000, bearing interest at 15% per annum. The Convertible Notes converted into shares of the Series B Preferred Stock of the Company on February 23, 2006, which shares are convertible into shares of the Common Stock of the Company at an initial fixed conversion price of $0.70 per share.

In connection with the Purchasers’ purchase of the Notes, the Company also issued warrants to the Purchasers (the “Warrants”) to purchase up to an aggregate of 500,000 shares of the Company’s Common Stock (subject to adjustment as set forth therein) at a per share exercise price of $1.00 per share. The proceeds from this transaction will be used for general working capital purposes. The Warrants were classified as liabilities and were valued at $224,067 as of March 31, 2006, using the Black Scholes Option Pricing model with the following assumptions: dividend yield of 0%; annual volatility of 98.5% and risk-free interest rate of 4.5%. The initial relative fair value assigned to the Warrants was $308,376.

The Convertible Term Notes contain features that are considered embedded derivative financial instruments:  Principal’s conversion option:  The Convertible Term Note is convertible at the Holder’s option at any time at the fixed conversion price of $0.70 per share; Quarterly Payments Conversion Option:  Holders have the option to convert the Note’s quarterly interest payment at a $0.70 per share conversion. These features have been bifurcated and recorded on the Company’s balance sheet at their fair value.

The accounting treatment of the derivatives and warrants requires that the Company record the derivatives and the warrant at their relative fair value as of the inception date of the agreement, and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives and warrants is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives and warrants is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 15%; annual volatility of 43%; and risk free annual interest rate of 4.83% as well as probability analysis related to trading volume restrictions. Both the derivatives and warrants were classified as long-term liabilities. At the time of issuance, the initial relative fair value assigned to the embedded derivatives was $679,624 for the Convertible Term Notes. At the time of conversion to Preferred Stock, the derivatives were valued at $563,069.

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

Default on 2004 and 2005 Notes

With respect to the convertible notes issued in 2004 and 2005, the Company is required to make interest payments or issue registered shares in lieu of interest payments on a monthly basis. In January 2006, the Company failed to make timely payment of interest due. This failure to make payments is considered an event of default of the subordinated notes, which then triggered a cross-default of the senior notes. Upon default, the interest rates on all the 2004 and 2005 notes increase and all debt becomes current.

Total accrued interest for all of the Company’s convertible debt as of March 31, 2006 amounted to $493,928.

Additionally, because the registration statement related to the 2005 convertible notes was not declared effective by April 30, 2006, the Company was required to pay liquidating damages per the registration rights agreement with the 2005 subordinated note holders May 30, 2006. The Company has not yet made this payment nor has that registration statement been declared effective. As of March 31, 2006 accrued liquidated damages totaled $630,000.

9.             FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s derivative financial instruments consist of embedded derivatives related to the Senior Secured Convertible Term Note and the Subordinated Unsecured Convertible Term Note (“Notes’’). These embedded derivatives include certain conversion features and variable interest features. The Company also issued warrants to purchase shares of the Company’s Common stock as part of the debt financing. The accounting treatment of derivatives and the warrants requires that the Company record the derivatives and the warrants as a liability at their relative fair values as of the inception date of the agreement, and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives or the warrant is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives or warrant is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. As of December 31, 2005, the derivatives and warrants classified as liabilities were valued at $1,011,543 and $1,483,511, respectively. As of March 31, 2006, the derivatives and warrants classified as liabilities were valued at $3,714,275 and $1,618,341 respectively. Derivatives were valued at each quarter end using the Binomial Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility ranging from 141% to 87%; and risk free interest rate of 4.8% as well as probability analysis related to subsequent financing. In accordance with EITF 00-19, the derivatives are classified as long-term liabilities due to the possible monetary penalties associated with conversion features embedded within the debt instruments.

10.           ACCRUED LIABILITIES

Accrued liabilities at March 31, 2006 and December 31, 2005 consisted of the following:

	March 31, 2006	December 31, 2005
	(Restated)	(Restated)
Contract costs not yet invoiced by vendors	$3,339,211	$3,654,440
Compensation	589,484	614,934
Royalties	339,381	294,512
Interest	1,270,636	684,253
Other	342,554	272,376

Total	$5,881,266	$5,520,515

11.           MANDATORILY REDEEMABLE PREFERRED STOCK

The company issued 1,000,000 shares of mandatorily redeemable Series B Convertible Preferred Stock on February 23, 2006, upon the conversion of certain convertible term notes. Each share of Series B preferred stock has an Original Issue Price of $1.00 per share. The holder has the option to redeem the shares of Series B preferred stock at any time for a number of shares of the company’s common stock equal to the Original Issue Price plus accrued and unpaid dividends divided by the initial fixed conversion price of $.70 per share of Common Stock. The conversion price is subject to adjustment if common stock is issued by the company subsequent to the original issue date of the Series B preferred stock, except for other conversions, options, warrants, dividends paid in stock or pursuant to an acquisition by the company, at a price less than the conversion price. Mandatory conversion of all Series B shares will be automatic if, for the 30 trading days prior to January 1, 2009, the average closing bid price for one share of common stock is at least $1.10. The shares shall be converted at the conversion price then in effect. If the average bid price for the 30 trading days prior to January 1, 2009 per common share is less than $1.10 the company shall mandatorily redeem all remaining outstanding Series B preferred stock by paying cash equal to $1.00 per share with all accrued and unpaid dividends. The company may, at its election, redeem any or all of the remaining outstanding Series B shares in cash at a conversion price equal to $1.20 per share, together with all accrued and unpaid dividends upon giving 30 day notice. Holders of the Series B preferred stock are entitled to cumulative, prior and in preference to holders of common stock dividends equal to 15% per annum of the Original Purchase Price still outstanding, payable quarterly commencing April 1, 2006. In any liquidation of the company, each share of preferred stock is entitled to a liquidation preference in pari passu with the Series A Preferred stock before any distribution may be made on the company’s common stock. As of March 31, 2006, 1,000,000 preferred stock shares are authorized, issued and outstanding, at a par value of $0.001 and a liquidation preference of $1.00 with accumulated dividends in arrears of approximately $15,000.

The Preferred Stock contains features that are considered embedded derivative financial instruments:

Preferred Stock’s conversion option:  The Preferred Stock is convertible at the Holder’s option at any time at the fixed conversion price of $0.70 per share; Quarterly Dividends Conversion Option:  Holders have the option to convert the Stock’s quarterly dividend payment at a $0.70 per share conversion. These features have been bifurcated and recorded on the Company’s balance sheet at their fair value.

The accounting treatment of the derivatives requires that the Company record the derivatives at its relative fair value as of the inception date of the agreement, and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. As of March 31, 2006 the derivatives were valued at $280,674. Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 15%; annual volatility of 43%; and risk free annual interest rate of 4.83% as well as probability analysis related to trading volume restrictions. The derivatives were classified as long-term liabilities.

At the time of issuance, the initial relative fair value assigned to the embedded derivatives was $360,467 for the Preferred Stock.

An amount equal to the original value of the derivatives was recorded as discount to the Preferred Stock. The discount is being amortized to interest expense over the expected term of the Preferred Stock, using the effective interest method. At March 31, 2006, the unamortized discount on the Preferred Stock was $348,760.

12.           STOCKHOLDERS EQUITY

Common Stock

During the three months ended March 31, 2006, Investors converted convertible term notes in the aggregate principal amount of $70,000 and  $10,802 of accrued interest thereon into 115,431 shares of the Company’s common stock.

Convertible Preferred Stock

During the three months ended March 31, 2006, Investors converted a total of 9,000 shares of the Company’s Series A Preferred Stock and $125,475 of accrued dividends thereon into 1,464,964 shares of the Company’s $0.0001 par value common stock.

As of March 31, 2006, cumulative dividends in arrears related to the Series A preferred stock were approximately $498,000.

Warrants

The following table summarizes the warrant activity for the 3 month period ending March 31, 2006:

Balance, December 31, 2005	13,188,280

Granted	500,000
Exchanged	—
Exercised	—
Expired or cancelled	(25,000)

Balance, March 31, 2006	13,663,280

13.           SEGMENT INFORMATION

In the fourth quarter of fiscal year 2005, the Company’s consolidated operations were divided into three segments: Law, Fire and Biometric. Prior to this segmentation of the business, management evaluated the business as one consolidated operation. For presentation and comparability purposes the allocation of costs between segments for prior periods have been estimated.

The Company evaluates performance based on revenues and operating loss. Operating loss for each segment includes selling, general and administrative expenses directly attributable to the segment in addition to those allocated as a percentage based on a number of factors including revenue and bookings. The segmentation of operating loss as noted above and detailed below reflects how management now evaluates its business. Assets for the company are commingled and are related to all operating segments. Management does not evaluate or identify the operating assets of the segments separately.

Geographically, North American sales accounted for approximately 100% of the Company’s total sales for three month periods ending March 31, 2006 and 2005.

Summarized financial information concerning our reportable segments is shown in the following table:

	Three Months Ended March 31,
	2006	2005
	(Restated)	(Restated)
Revenue:
Law	$2,024,625	$3,070,511
Fire	705,132	768,095
Biometrics	419,434	100,986
Consolidated Revenue	3,149,191	3,939,592
Segment operating loss
Law	(730,314)	(846,473)
Fire	(584,404)	(474,831)
Biometrics	(522,537)	(824,220)
Total Segment Operating Loss	(1,837,255)	(2,145,524)
Reconciliation to net income (loss)
Interest expense	(2,066,525)	(834,916)
Interest income	—	26,062
Loss on sale of marketable securities	—	(20,000)
Loss on extinguishment of debt	(2,322,018)	—
Derivative and warrant fair value adjustments	2,444,693	3,576,881
Other expense	(15,176)	—
Net income (loss)	$(3,796,281)	$602,503

14.           SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2006	2005
	(Restated)	(Restated)
Cash paid for:
Interest	441,926	329,952

Noncash Financing Activities:
Conversion of convertible notes and related obligations, net of discount, and accrued interest into common stock	129,106	2,022,541
Issuance of mandatorily redeemable preferred stock in exchange for debt and related obligations	1,960,222	—
Issuance of common stock in conjunction with refinancing	127,500	—
Issuance of common stock in exchange for Series A preferred stock and cumulative dividends in arrears, thereon	—	72,188
Cashless exercise of options and warrants	—	164,075
Goodwill allocation adjustment	—	692,302
Origination of warrants in conjunction with debt financing	308,376	—
Conversion of preferred stock to common stock	125,476	—
Origination of embedded derivations in conjunction with debt financing	679,624	—
Origination of embedded derivatives with preferred stock	360,467	—

15.           EXTINGUISHMENT OF DEBT

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

Under the Secured Notes Amendment and Waiver, the Secured Notes issued by the Company to Laurus on September 29, 2004 in the aggregate principal amount of $5,000,000 (the “September 2004 Note”) and on June 8, 2005 in the aggregate principal amount of $2,000,000 (the “June 2005 Note”) were amended as follows: (i) the maturity date of the September 2004 Note was extended to January 1, 2008, (ii) the maturity date of the June 2005 Note was extended to December 1, 2008, and (iii) the fixed conversion price under each of the Secured Notes was reset from $1.35 to $0.85 per share. In addition, the exercise price of all warrants to purchase Common Stock of the Company held by Laurus was reset to $1.00 per share.

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

Under the Subordinated Notes Amendment and Waiver, the Subordinated Notes issued by the Company on September 29, 2004 and during the fourth quarter of 2004 in the aggregate principal amount of $4,950,000 (the “September 2004 Notes”) and on May 31, 2005 and during July 2005 in the aggregate principal amount of $3,244,723 (the “May 2005 Notes”) were amended as follows: (i) the maturity dates were extended from September 29, 2007 and May 31, 2008, respectively, to January 1, 2009; (ii) the interest rate was fixed at fifteen percent (15%); (iii) all principal amounts are due at the maturity date and shall be paid in shares of Common Stock priced at $0.70 per share if the average closing price of the Common Stock for the thirty (30) trading days immediately preceding the maturity date is greater than $1.10; (iv) interest shall be paid, at the Company’s election, in cash or shares of Common Stock, with the Common Stock priced at the average closing price of the Common Stock for the ten (10) trading days immediately preceding the repayment date; and (v) the currently applicable fixed conversion price was amended to $0.70 per share. In addition, the exercise price of all warrants to purchase Common Stock held by the Subordinated Note Holders that currently have an exercise price greater than $1.00 per share was reset to $1.00 per share.

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

In accordance with the Emerging Issues Task Force of the FASB No. 96-19, Debtor’s Accounting for Modification or Exchange of Debt Terms (“EITF 96-19”), the Company recorded a non-operating loss on extinguishment of debt of $2,322,018. The loss mainly relates to the accounting for the effect of the modification of certain embedded derivatives, extinguishment of previously recorded deferred financing costs and changes in the present value of debt and warrants. In accordance with EITF 96-19, the New Notes are recorded in the Company’s balance sheet at fair value at the date of the modification.

16.           RESTATEMENT

In the process of reviewing our Form 10-QSB filed on May 22, 2006, the Securities and Exchange Commission (“SEC”) raised questions with regard to our mandatorily redeemable preferred stock. Specifically, the SEC suggested that we review the classification as permanent equity, a liability or mezzanine equity, and that the preferred stock contained derivatives that needed to be reported separately. After further review of EITF 96-19 and related guidance, the Company determined that additional items need to be expensed as part of the debt  extinguishment loss. Additionally, the Company has made several other changes.

The items identified as requiring restatement were:

Accounting for Mandatorily Redeemable Preferred Stock

After reviewing FAS 150 and EITF D-98, the Company determined that the Mandatorily Redeemable Convertible Preferred Stock should be treated as mezzanine equity, not as a long term liability. The Company has reclassified the Mandatorily Redeemable Convertible Preferred Stock accordingly, along with removing the accrued dividends from the calculation of net income and is now including them as an adjustment to net income to arrive at net income available to common stockholders used in calculating earnings per share.

Accounting for Derivatives included in Mandatorily Redeemable Preferred Stock

The Company evaluated the Mandatorily Redeemable Convertible Preferred Stock to determine the appropriate accounting for certain provisions which may constitute embedded derivative instruments. The Company addressed the following issues: (i) identification of embedded derivative instruments; (ii) determination of which embedded derivative instruments are “separable” from the underlying host contract; and, (iii) for embedded derivatives which are deemed to be separable, determination of the appropriate classification as either equity or liability/asset. The Company identified two derivatives, which are separable from the host and classified them as liabilities on the balance sheet, as discussed in Note 11 Mandatorily Redeemable Preferred Stock. With respect to these changes, the Company also had to record certain adjustments to correct the amortization of debt discount.

Additional items required to be included in the extinguishment of debt loss

Upon further review of EITF 96-19 and related guidance, the Company determined that additional items should be included in the calculation of the extinguishment of debt loss. Specifically, all deferred financing costs and bankers’ fees related to the debts that were deemed extinguished have now been included as of January 23 in loss on extinguishment of debt.

Other Changes

After a review of the Company’s interim financial statements by our independent public accountants, several other adjustments related to long-term obligations and equity were made. In addition a reclassification was made between unbilled receivables and costs and earnings in excess of billings on uncompleted contracts.

The following tables set forth for the quarter the amounts of the restatement adjustments and reconciliation from previously reported amounts to restated amounts.

	Three Months Ended March 31, 2006 (Unaudited)
	As previously reported	Effect of Restatement	As Restated

Revenues
Services	$2,246,911	—	$2,246,911
License fees and other	902,280	—	902,280
	3,149,191	—	3,149,191
Costs and other expenses
Services	673,503	—	673,503
Cost of license fees and other	81,484	—	81,484
Selling, general and administrative	2,576,821	—	2,576,821
Research, development and engineering	1,654,638	—	1,654,638
	4,986,446	—	4,986,446
Operating loss	(1,837,255)	—	(1,837,255)
Other income (deductions)
Interest expense	(2,666,609)	600,084	(2,066,525)
Derivative and warrant fair market value adjustments	2,197,233	247,460	2,444,693
Loss on extinguishment of debt	(813,432)	(1,508,586)	(2,322,018)
Dividends on mandatorily redeemable preferred stock	(15,205)	15,205	—
Other income (expense)	(15,176)	—	(15,176)
Total other income (deductions)	(1,313,189)	(645,837)	(1,959,026)
NET LOSS	$(3,150,444)	$(645,837)	$(3,796,281)

Basic Loss per Share:
Numerator
Net loss	$(3,150,444)	$(645,837)	$(3,796,281)
Convertible preferred stock dividends and accretion	(98,021)	(15,205)	(113,226)
Loss attributable to common shareholders	$(3,248,465)	$(661,042)	$(3,909,507)

Denominator
Weighted average common shares outstanding	47,026,773	47,026,773	47,026,773
Basic Loss per Share	$(0.07)	$(0.01)	$(0.08)

Diluted Loss per Share:
Numerator
Loss attributable to common shareholders	$(3,248,465)	$(661,042)	$(3,909,507)

Effect of Dilutive Securities: Convertible Debentures	—	—	—
Loss attributable to common shareholders and assumed conversions	$(3,248,465)	$(661,042)	$(3,909,507)

Denominator
Weighted average shares outstanding	47,026,773	47,026,773	47,026,773

Effect of Dilutive Securities: Convertible Debentures	—	—	—
Diluted weighted average common shares and common equivalents outstanding	47,026,773	47,026,773	47,026,773
Diluted Loss per Share	$(0.07)	$(0.01)	$(0.08)

	March 31, 2006 Unaudited
	As previously reported	Effect of Restatement	As Restated

ASSETS:
Cash and cash equivalents	$1,594,641	—	$1,594,641
Receivables
Billed, less allowance for doubtful receivables of $179,999	3,188,486	—	3,188,486
Unbilled	26,806	106,857	133,663
Costs and earnings in excess of billings on uncompleted contracts	3,173,147	(106,857)	3,066,290
Inventory	10,494	—	10,494
Prepaid expenses	139,705	—	139,705
Total current assets	8,133,279	—	8,133,279
Equipment and leasehold improvements, net	496,944	—	496,944
Deposits	1,362,902	—	1,362,902
Intangible assets—less accumulated amortization	3,095,926	—	3,095,926
Deferred financing costs , net	1,526,318	(1,358,625)	167,693
Goodwill	11,389,654	—	11,389,654
Total non-current assets	17,871,744	(1,358,625)	16,513,119
TOTAL ASSETS	$26,005,023	$(1,358,625)	$24,646,398
LIABILITIES:
Current maturities of long-term obligations and related obligations, net of discount	$6,288,608	$(212,857)	$6,075,751
Accounts payable	1,151,611	—	1,151,611
Billings in excess of costs and earnings on uncompleted contracts	42,554	—	42,554
Accrued liabilities	6,021,973	(140,707)	5,881,266
Deferred rent	457,046	—	457,046
Deferred revenue	4,264,645	—	4,264,645
Total current liabilities	18,226,437	(353,564)	17,872,873
Warrants	1,618,341	—	1,618,341
Mandatorily redeemable preferred stock	1,015,205	(1,015,205)	—
Mandatorily redeemable preferred stock derivatives	—	280,674	280,674
Deferred rent	748,424	—	748,424
Deferred revenue	1,209,108	—	1,209,108
Total non-current liabilities	4,591,078	(734,531)	3,856,547
TOTAL LIABILITIES	22,817,515	(1,088,095)	21,729,420

Commitments and contingencies

Mandatorily redeemable preferred stock, net of discounts	—	651,240	651,240

STOCKHOLDERS’ EQUITY:
Preferred stock — authorized, 5,000,000 shares (liquidation preference of $100 per share) Series A 7% Convertible; issued and outstanding 35,557 shares of $.0001 par value	3		3
Common stock — authorized, 170,000,000 shares; issued and outstanding; 48,036,984 shares of $.0001 par value	4,803	—	4,803
Additional paid-in capital	49,220,571	(275,933)	48,944,638
Accumulated deficit	(46,037,869)	(645,837)	(46,683,706)
TOTAL STOCKHOLDERS’ EQUITY	3,187,508	(921,770)	2,265,738
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,005,023	$(1,358,625)	$24,646,398

	Three Months Ended March 31, 2006 Unaudited
	As previously reported	Effect of Restatement	As Restated

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(3,150,444)	$(645,837)	$(3,796,281)
Adjustments to reconcile net loss to cash used in operating activities:
Derivative and warrant fair value adjustments	(2,197,233)	(247,460)	(2,444,693)
Loss on extinguishment of debt	813,432	1,508,586	2,322,018
Depreciation	65,044	—	65,044
Amortization
Intangible assets	215,880	—	215,880
Deferred financing costs	603,005	(511,794)	91,211
Discounts on convertible debt related to warrants and beneficial conversion features	1,220,202	(324,728)	895,474
Allowance for doubtful receivables	19,998	—	19,998
Deferred rent	(105,986)	—	(105,986)
Dividends on mandatorily redeemable preferred stock	15,205	(15,205)	—
Options and warrants issued for services and other	120,567	—	120,567
Change in assets and liabilities:
Accounts receivable trade	(1,504,834)	—	(1,504,834)
Costs and earnings in excess of billings on uncompleted contracts	1,255,102	—	1,255,102
Inventory	(1,734)	—	(1,734)
Prepaid expenses and other	(2,705)	—	(2,705)
Deposits	465,657	—	465,657
Accounts payable	318,003	—	318,003
Billings in excess of costs and earnings on uncompleted contracts	10,169	—	10,169
Accrued liabilities	137,554	233,999	371,553
Deferred revenue	1,045,733	—	1,045,733
Net cash used in operating activities	(657,385)	(2,439)	(659,824)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,720)	—	(13,720)
Expenditures for patents	(9,983)	—	(9,983)
Net cash used in investing activities	(23,703)	—	(23,703)
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of long-term obligations	1,000,000	(12,000)	988,000
Repayment of long-term obligations	(82,314)	2,455	(79,859)
Issuance of common stock in conversion	15	(15)	—
Expenditures for financing costs	(64,799)	11,999	(52,800)
Net cash provided by financing activities	852,902	2,439	855,341
NET INCREASE IN CASH AND CASH EQUIVALENTS	171,814	—	171,814
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,422,827	—	1,422,827
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,594,641	$—	$1,594,641

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

CRITICAL ACCOUNTING POLICIES

For detailed information on our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and in our Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2005. There have been no material changes to our critical accounting policies and estimates from those disclosed in our amended 10-KSB filed on June 19, 2006.

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

Consolidated Results of Operations - Percent Trend

	Three Months Ended March 31,
	2006	2005
	(Restated)	(Restated)
Revenues
Services	71%	78%
License fees and other	29%	22%
	100%	100%
Costs and other expenses
Services	21%	21%
Cost of license fees and other	3%	8%
Selling, general and administrative	82%	72%
Research, development and engineering	53%	53%
	159%	154%
Operating loss	-59%	-54%

Other income (deductions)
Total other income (deductions)	-62%	70%
NET LOSS	-121%	16%

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

The Company evaluates performance based on revenues and operating income (loss). Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment in addition to those allocated as a percentage based on a number of factors including revenue and bookings. The segmentation of operating income as noted above and detailed below reflects how management now evaluates its business. Assets for the company are commingled and are related to all operating segments. Management does not evaluate or identify the operating assets of the segments separately.

	Three months ended
	March 31,
	2006	2005	$ Change	% Change

Revenues
Law Enforcement
Service	$1,598,559	2,352,776	$(754,217)	-32%
License & other	426,066	717,734	(291,668)	-41%
	2,024,625	3,070,510	(1,045,885)	-34%
Fire Safety
Service	631,732	662,228	(30,496)	-5%
License & other	73,400	105,867	(32,467)	-31%
	705,132	768,095	(62,963)	-8%
Biometrics
Service	16,618	44,850	(28,232)	-63%
License & other	402,816	56,135	346,681	618%
	419,434	100,985	318,449	315%

Total Revenue	$3,149,191	$3,939,590	$(790,399)	-20%

Cost of goods sold
Law Enforcement
Service	$424,929	$675,473	$(250,542)	-37%
License & other	33,087	251,251	(218,163)	-87%
	458,016	926,724	(468,705)	-51%
Fire Safety
Service	217,415	146,829	70,586	48%
License & other	37,560	55,570	(18,010)	-32%
	254,975	202,399	52,575	26%
Biometrics
Service	31,159	13,264	17,895	135%
License & other	10,837	21,035	(10,198)	-48%
	41,996	34,299	7,697	22%

Total COGS	$754,987	$1,163,422	$(408,434)	-35%

Revenues

Law Enforcement

The decrease in revenue for this segment from 2005 was primarily attributable to a reduction in revenue from longer-term project work of approximately $762,000 as the Company moves to more of a licensing based model.

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

Due to the change in focus from long-term project revenue to licensing agreements, cost of good sold also decreased as labor costs, both employees’ costs are reduced and consultants are eliminated as projects are completed.

Fire Safety

License and other costs are attributable primarily to revenues derived from product sales for which we are required to pay a royalty. The slight decrease in cost is primarily driven by the sales volume in addition to product mix. These costs are solely dependent specifically on what products were sold.

Service costs have increased over the same quarter in the prior year, which is not in line with the slight decrease in revenue for this business segment. This is primarily due to additional resources being allocated to this segment in anticipation of expected growth.

Biometrics

License and other costs are primarily related to the hardware costs related to sales of biometric fingerprint readers. The change in cost of goods sold is directly attributable to the product mix between types of readers sold and the volume of readers sold.

Selling, general and administrative

	Three months ended
	March 31,
	2006	2005	$ Change	% Change

Law Enforcement	$1,354,772	$1,798,673	$(443,901)	-25%
Fire Safety	700,390	674,599	25,791	4%
Biometrics	521,659	373,351	148,308	40%

Total	$2,576,820	$2,846,623	$(269,802)	-9%

SG&A costs are allocated based on a number of factors including revenue and bookings. Changes in SG&A costs between business segments are the result of the change in their respective percentage of BIO-key’s total revenue.

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

Research, development and engineering

	Three months ended
	March 31,
	2006	2005	$ Change	% Change

Law Enforcement	$942,150	$1,191,587	$(249,437)	-21%
Fire Safety	334,173	365,928	$(31,755)	-9%
Biometrics	378,315	517,555	$(139,239)	-27%

Total	$1,654,638	$2,075,070	$(420,431)	-20%

Law Enforcement and Fire Safety

R & D costs have decreased in the first quarter of 2006 as compared to 2005 primarily related to the staff and cost structure reductions undertaken to move the company toward the break-even point while still supporting sales growth.

Biometrics

R & D costs have decreased in the first quarter of 2006 as compared to 2005, however BIO-key continues to develop further integration of its Biometric software solutions in other products with in Company as well as partnering with other solutions in the marketplace.

Other income and expense

	Three months ended
	March 31,
	2006	2005	$ Change	% Change
	(Restated)	(Restated)

Interest income	$—	$26,062	(26,062)	-100%
Interest expense	(2,066,524)	(834,916)	(1,231,608)	-148%
Loss on sale of marketable securities	—	(20,000)	20,000	-100%
Loss on extinguishment of debt	(2,322,018)	—	(2,322,018)	n/a
Derivative and warrant fair value adjustments	2,444,693	3,576,881	(1,132,188)	-32%
Other income (expense)	(15,176)	—	(15,176)	n/a

Total	$(1,959,026)	$2,748,027	(4,707,053)	-171%

For the quarter ended March 31, 2006, consolidated interest expense increased $1,231,608 or 148% as compared to the same quarter in 2005. The increase was attributable to increases in long term debt, related discount and other debt related instruments. Interest expense includes actual cash paid for interest as well non-cash charges for amortization of debt discounts, and interest expense on the deferred rent obligations. The increase in interest expense was primarily related to the default interest provisions and the liquidating damages provision during 2006 which approximated $234,000 and $315,000, respectively.

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

Liquidity outlook

Net cash used in operations during the three months ended March 31, 2006 was approximately $660,000 compared to approximately $419,000 during the three months ended March 31, 2005. The primary use of cash for both years was to fund the net loss. Net cash used in investing activities for the three months ended March 31, 2006 was approximately $24,000 compared to net cash provided by investing activities of approximately $957,000 for the corresponding period in 2005. The 2006 amount consisted of capital expenditures of approximately $14,000 and expenditures for patents of $10,000. The 2005 amount consisted of approximately $980,000 from sale of marketable securities and $50,000 in proceeds from the sale of a trademark. These amounts were partially offset by fixed asset purchases of approximately $73,000. Net cash provided by financing activities during the three months ended March 31, 2006 was approximately $855,000 compared to net cash used in financing activities of approximately $123,000 in the corresponding period in 2005. The 2006 amount included debt proceeds of $988,000 offset by $80,000 of debt repayments and $53,000 for costs to issue the new debt. The 2005 amount included debt repayments of approximately $738,000, which were partially offset by approximately $528,000 in proceeds from warrant and option exercises.

Working capital deficit at March 31, 2006 was approximately $9,739,594 as compared to a deficit of approximately $8,951,539 at December 31, 2005.

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

As of May 17, 2006, we had cash resources of approximately $1,200,000 and $11,127,000 of convertible debt remaining as described in the “Long-Term Obligations” footnote of this report. We currently require approximately $1,700,000 per month to conduct our operations. During the first quarter of 2006, we generated approximately $3,149,000 of revenue and expect to increase quarterly revenue in 2006.

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

We will need to obtain additional funding to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. Due to several factors, including our history of losses and limited revenue, our independent auditors have included an explanatory paragraph in opinions that they have previously issued as to the substantial doubt about our ability to continue as a going concern. Our long-term viability and growth will depend upon the successful commercialization of our technologies and our ability to obtain adequate financing. To the extent that we require such additional financing, no assurance can be given that any form of additional financing will be available on terms acceptable to us, that adequate financing will be obtained to meet our needs, or that such financing would not be dilutive to existing stockholders. If available financing is insufficient or unavailable or we fail to continue to generate meaningful revenue, we may be required to further reduce operating expenses, delay the expansion of operations, be unable to pursue merger or acquisition candidates, or continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out by the Company under the supervision and with the participation of the Company’s Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”). As previously described in our Quarterly Reports on Form 10-QSB for the periods ended March 31, 2005, June 30, 2005, September 30, 2005 and in our Annual Report on Form 10-KSB/A for the year ended December 31, 2005, we noted that our independent auditors, DS&B, Ltd., in a letter to the Audit Committee of the Company’s Board of Directors dated April 18, 2005, had identified material weaknesses in the Company’s internal control systems.

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

During the fiscal quarter ended March 31, 2006, we have implemented changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These measures include the following:

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

•                  Inadequate Internal Process Around Drafting of periodic filings with the Securities and Exchange Commission

•                  As part of the drafting of this Report and the Company’s 10-KSB, the Company’s Audit Committee increased their oversight of the disclosure and reporting processes.

•                  In preparing this Report and the Company’s 10-KSB, the Company utilized a more formal disclosure checklist to ensure accuracy.

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

The Company intends to continue to implement changes to its internal control system in 2006 to remediate the material weaknesses that have previously been identified. In particular, we will continue to make additions to our finance organization and related processes in an effort to further strengthen our internal controls. We will continue to retain the services of outside consultants to assist us with complex, non-routine transactions such as the financing transactions we have completed during the prior two years. We will also continue to formalize our internal procedures to assure that all complex, non-routine transactions, as well as all of our periodic filings, are reviewed by senior management and other accounting personnel with sufficient technical accounting expertise to evaluate and document such transactions and to provide related disclosure in our periodic filings. The Company believes that it will take two to three quarters before the full benefit of all these changes will be realized.

PART II — OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

With respect to the convertible notes issued in 2004 and 2005, the Company is required to make interest payments or issue registered shares in lieu of interest payments on a monthly basis. In January 2006, the Company failed to make timely payment of interest due on the 2004 and 2005 notes.

Under the provisions of the 2004 and 2005 subordinated convertible notes, $181,000 of interest was due by January 6, 2006. The Company also failed to make the required payments or issue shares in the amount of $30,000, $26,000, $131,000, $26,000, $27,000, and $123,000 for the February, March, April, May, June, and July monthly payments with respect to the subordinated notes, respectively. The failure to make the required monthly payments caused the subordinated debt to default, and as such in accordance with the provisions set forth in the subordinated convertible note agreements, the interest rate was increased by an additional 2.0% per annum. This additional interest expense amounted to approximately $9,000, during the months of January, February, March, April, May, and June, respectively.

On June 9, 2006 the Company issued registered shares to certain holders of the September 2004 Convertible notes in lieu of $123,365 in back interest expense and an additional $469 was paid to certain holders for back interest expense. As of June 16, 2006 the company was no longer in arrears for the required interest payments as related to the 2004 subordinated convertible notes.

The 2005 subordinated notes have also been in default since January 2006 and have been accruing default interest as well. As of July 16, 2006 total interest in arrears related to subordinated notes amounted to $273,000.

The company made the required payments to the 2004 and 2005 Senior Debt holder, Laurus Master Fund Ltd. However, due to the non-payment of subordinated interest as described above, the Company incurred, in accordance with the cross-default provisions of the senior debt agreements, an additional 1.5% per month default interest penalty relating to the senior debt. This resulted in additional interest expense of $86,000, $78,000, $86,000, $83,000, $86,000, and $83,000 for the months of January, February, March, April, May, and June, respectively. As of July 16, 2006 total interest in arrears related to the Senior debt amounted to $502,000.

Total interest in arrears for all of the Company’s convertible debt as of July 16, 2006 amounted to $775,000.

Additionally, because the registration statement related to the 2005 convertible notes was not declared effective by April 30, 2006, the Company was required to pay liquidating damages per the registration rights agreement with the 2005 subordinated debt holders by May 30, 2006. The Company has not yet made this payment nor has that registration statement been declared effective. As of July 16, 2006, the total penalty in arrears amounted to $945,000.

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

With regard to the proposal to approve the amendment of our Certificate of Incorporation to increase the number of authorized shares of our Common Stock from 85,000,000 to 170,000,000, 93.9% of the Common Stock was voted in favor of this proposal. Of the votes cast, 37,919,330 shares of our Common Stock were voted in favor of the approval of the amendment, 2,350,203 shares of our Common Stock were voted against the approval of the amendment and 124,178 shares of our Common Stock abstained from voting.

ITEM 5. OTHER INFORMATION

The information contained in Part II, Item 3 of this Report with respect to the Company’s default under its senior and subordinated debt that occurred during the first quarter of 2006 was required to be disclosed in a report on Form 8-K during the period covered by this Report, but was not so reported.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-Key International, Inc.

Dated: July 18, 2006	/s/ Michael W. DePasquale
Michael W. DePasquale
Co-Chief Executive Officer

Dated: July 18, 2006	/s/ Thomas J. Colatosti
Thomas J. Colatosti
Co-Chief Executive Officer

Dated: July 18, 2006	/s/ Francis J. Cusick
Francis J. Cusick
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.4 (5)	Certificate of Amendment of Certificate of Incorporation of BIO-key International, Inc., a Delaware corporation
3.5 (2)	Certificate of Designation of the Series B Convertible Preferred Stock of the Company
10.76(2)	Amendment and Waiver, dated as of January 23, 2006, by and between the Company and Laurus Master Fund, Ltd.
10.77(2)	Registration Rights Agreement, dated as of January 23, 2006, by and between the Company and Laurus Master Fund, Ltd.
10.78(2)	Amendment and Waiver, dated as of January 23, 2006, by and among the Company and the holders of Subordinated Convertible Promissory Notes of the Company
10.79(2)	Securities Purchase Agreement, dated as of January 23, 2006, by and among the Company, The Shaar Fund Ltd., Longview Fund, L.P. and Longview Special Finance
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

10.82(2)	Registration Rights Agreement, dated as of January 23, 2006 by and among the Company, The Shaar Fund, Ltd., Longview Fund, L.P. and Longview Special Finance
10.83(2)	Amendment No. 1 to Subordinated Secured Promissory Note, dated as of January 23, 2006, by and between the Company and Aether Systems, Inc.
10.84(3)	Compensation Agreement by and between the Company and Thomas J. Colatosti dated February 7, 2006
10.85(4)	Employment Agreement by and between the Company and Michael DePasquale dated March 28, 2006
10.86(6)	Form of Option Agreement used to grant a total of 400,000 options to purchase the Company’s common stock to Francis J. Cusick, Michael W. De Pasquale, Randy Fodero and Kenneth Souza
31.1(1)	Certificate of Co-CEO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2 (1)	Certificate of Co-CEO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.3 (1)	Certificate of CFO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1(1)	Certificate of Co-CEO of Registrant required under 18 U.S.C. Section 1350
32.2 (1)	Certificate of Co-CEO of Registrant required under 18 U.S.C. Section 1350
32.3 (1)	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

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