Form 10QSB
period 2006-06-30
BIO KEY INTERNATIONAL INC
filed 2006-08-18
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: There were 48,656,294 issued and outstanding shares of the registrant’s common stock, par value $.0001 per share, as of August 10, 2006.

Transitional Small Business Disclosure Format (check one):  Yes  ☐  No  ☒

BIO-KEY INTERNATIONAL, INC.

Restatement of Consolidated Financial Statements

As previously reported in our Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on June 19, 2006, we have restated our previously reported financial information for the years ended December 31, 2003, 2004 and 2005 and our previously reported unaudited financial statements for the first, second and third quarters of 2003, 2004 and 2005 (the “restatement”).

Our Annual Reports on Form 10-KSB for the years ended 2003 and 2004 and our Quarterly Reports on Form 10-QSB for fiscal 2003 through the third quarter of fiscal 2005 have not been revised to reflect the restatement and the financial statements contained in those reports should not be relied upon. The restated financial statements for years ended December 31, 2003, 2004 and 2005 included in our Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005 should be relied upon.

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2005 should be read in conjunction with the footnote entitled results by quarter (unaudited) contained in the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS:
Cash and cash equivalents	$1,284,123	$1,422,827
Receivables
Billed, less allowance for doubtful receivables of $184,074 and $160,000, respectively	2,690,230	1,635,371
Unbilled	82,393	201,942
Costs and earnings in excess of billings on uncompleted contracts	1,827,894	4,321,392
Inventory	10,418	8,760
Prepaid expenses	176,167	137,000
Total current assets	6,071,225	7,727,292
Equipment and leasehold improvements, net	494,887	548,267
Deposits	810,359	1,828,560
Intangible assets—less accumulated amortization	2,900,669	3,301,823
Deferred financing costs, net	138,260	1,562,338
Goodwill	11,389,654	11,389,654
Total non-current assets	15,733,829	18,630,642
TOTAL ASSETS	$21,805,054	$26,357,934
LIABILITIES:
Current maturities of long-term obligations and related obligations, net of discount	$5,217,555	$6,584,437
Accounts payable	2,129,286	833,608
Billings in excess of costs and earnings on uncompleted contracts	67,442	32,385
Accrued liabilities	5,488,900	5,520,515
Deferred rent	470,895	443,603
Deferred revenue	3,964,994	3,264,283
Total current liabilities	17,339,072	16,678,831
Warrants	991,615	1,483,511
Mandatorily redeemable preferred stock derivatives	129,998	—
Deferred rent	625,376	867,850
Deferred revenue	440,382	1,163,738
Total non-current liabilities	2,187,371	3,515,099
TOTAL LIABILITIES	19,526,443	20,193,930

Commitments and contingencies

Mandatorily redeemable preferred stock (Series B), net	678,969	—

STOCKHOLDERS’ EQUITY:
Preferred stock — authorized, 5,000,000 shares (liquidation preference of $100 per share) Series A 7% Convertible; issued and outstanding 35,557 and 44,557 shares of $.0001 par value, respectively	4	4
Common stock — authorized, 170,000,000 shares; issued and outstanding; 48,600,344 and 46,306,589 shares of $.0001 par value, respectively	4,859	4,632
Additional paid-in capital	49,351,465	48,921,316
Accumulated deficit	(47,756,686)	(42,761,948)
TOTAL STOCKHOLDERS’ EQUITY	1,599,642	6,164,004
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,805,054	$26,357,934

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
Revenues
Services	$2,924,028	$2,761,887	$5,170,938	$5,821,741
License fees and other	908,743	923,665	1,811,023	1,803,402
	3,832,771	3,685,552	6,981,961	7,625,143
Costs and other expenses
Cost of services	678,218	1,034,127	1,352,091	1,869,692
Cost of license fees and other	131,576	205,385	213,059	533,242
	809,794	1,239,512	1,565,150	2,402,934
Gross Profit	3,022,977	2,446,040	5,416,811	5,222,209

Operating Expenses
Selling, general and administrative	2,789,936	3,125,471	5,366,390	5,972,094
Research, development and engineering	1,582,434	1,670,471	3,237,071	3,745,541
	4,372,370	4,795,942	8,603,461	9,717,635
Operating loss	(1,349,393)	(2,349,902)	(3,186,650)	(4,495,426)
Other income (deductions)
Derivative and warrant fair value adjustments	2,556,159	1,373,367	5,000,852	4,950,248
Interest income	—	2,988	—	29,050
Interest expense	(2,262,632)	(552,093)	(4,329,156)	(1,387,009)
Loss on extinguishment of debt	—	—	(2,322,016)	—
Other	(17,118)	(532)	(32,294)	(20,532)
	276,409	823,730	(1,682,614)	3,571,757
NET LOSS	$(1,072,984)	$(1,526,172)	$(4,869,264)	$(923,669)

Basic and Diluted Loss to Common Shareholders:
Net loss	$(1,072,984)	$(1,526,172)	$(4,869,264)	$(923,669)
Convertible preferred stock dividends and accretion	(99,452)	(79,701)	(212,677)	(168,886)
Net loss attributable to common shareholders	$(1,172,436)	$(1,605,873)	$(5,081,941)	$(1,092,555)

Net Loss Per Share:
Basic	$(0.02)	$(0.04)	$(0.11)	$(0.03)
Diluted	$(0.02)	$(0.04)	$(0.11)	$(0.07)

Weighted Average Shares Outstanding:
Basic	48,442,365	44,663,981	47,744,990	43,673,117
Diluted	48,442,365	50,758,617	47,744,990	49,766,805

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(4,869,264)	$(923,669))
Adjustments to reconcile net loss to cash used in operating activities:
Derivative and warrant fair value adjustments	(5,000,852)	(4,950,248)
Loss on extinguishment of debt	2,322,016	—
Depreciation	133,728	115,618
Amortization
Intangible assets	431,760	441,012
Deferred financing costs	120,642	14,622
Discounts on convertible debt related to warrants and beneficial conversion features	1,931,653	617,728
Allowance for doubtful receivables	24,074	36,865
Deferred rent	(215,183)	(190,964)
Options and warrants issued for services and other	289,919	529,968
Loss on sale of investment	—	20,000
Change in assets and liabilities:
Accounts receivable trade	(959,384)	(86,981)
Costs and earnings in excess of billings on uncompleted contracts	2,493,498	65,260
Inventory	(1,658)	(1,702)
Prepaid expenses and other	(39,167)	(356,571)
Accounts payable	1,295,678	(411,986)
Billings in excess of costs and earnings on uncompleted contracts	35,057	802,004
Accrued liabilities	125,103	659,932
Deferred revenue	(22,645)	(133,335)
Net cash used in operating activities	(1,905,025)	(3,752,447)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(80,348)	(120,985)
Deposits	1,018,201	501,069
Patent costs	(30,606)	(21,353)
Proceeds from sale of marketable debt securities	—	980,000
Proceeds from sale of trademark	—	50,000
Net cash provided by investing activities	907,247	1,388,731
CASH FLOW FROM FINANCING ACTIVITIES:
Net advance to stockholders	—	(12,753)
Issuance of long-term obligations	988,000	4,515,249
Repayment of long term obligations	(84,526)	(1,404,568)
Issuance of bridge note	—	250,000
Repayment of bridge note	—	(250,000)
Exercise of warrants and options	8,400	538,788
Financing costs	(52,800)	(347,315)
Net refund of offering costs	—	90,538
Net cash provided by financing activities	859,074	3,379,939
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(138,704)	1,016,223
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,422,827	956,230
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,284,123	$1,972,453

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2006	2005

Cash paid for:
Interest	680,499	643,451

Noncash Investing and Financing Activities:
Conversion of convertible notes and related obligations, net of discount, and accrued interest into common stock	358,246	2,126,196
Issuance of mandatorily redeemable preferred stock in exchange for debt and related obligations	1,960,222	—
Issuance of common stock in conjunction with refinancing	127,500	—
Issuance of common stock in exchange for Series A and Series C preferred stock and cumulative dividends in arrears, thereon	—	92,960
Origination of warrants in conjunction with debt financing	308,376	1,225,000
Cashless exercise of options and warrants	—	164,075
Goodwill allocation adjustment	—	994,567
Conversion of preferred stock to common stock	125,476	—
Origination of embedded derivatives in conjunction with debt financing	679,624	—
Origination of embedded derivatives with preferred stock	360,467	—

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006 (Unaudited) and December 31, 2005

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the financial position and the results of its operations and cash flows for the periods presented. It is suggested that these unaudited interim consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, as amended (the “Form 10-KSB”).

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective beginning Q1 2007. We have not yet evaluated the impact of implementation on our consolidated financial statements.

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net loss in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” The Company, however, does not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the three and six months ended June 30, 2006 and 2005, comprehensive loss is equivalent to the Company’s reported net loss. Accordingly, a separate statement of comprehensive loss is not presented.

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

Although as can be seen in Note 14, subsequent to June 30, 2006 the Company raised an additional $2,000,000, and completed a debt restructuring, the Company may be in need of additional capital in the future. The Company is currently considering various alternatives related to raising additional capital including new funding from other sources.  No assurance can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained to meet its needs, or that such financing would not be dilutive to existing shareholders.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The matters described in the preceding paragraphs raise substantial doubt about the Company’s ability to continue as a going concern. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet may be dependent upon the Company’s ability to obtain additional financing, meet its financing requirements on a continuing basis, and succeed in its future operations. The accompanying financial statements do not include any adjustments that may result from the uncertainty regarding the Company’s ability to continue as a going concern.

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

On December 31, 2005, the Company accelerated the vesting of certain of the outstanding options to purchase shares of the Company’s common stock with option exercise prices greater than the fair market value of the Company’s common stock on such date. The acceleration applied to all such options outstanding as of December 31, 2005 under the Company’s 1996 Stock Option Plan, 1999 Stock Option Plan and 2004 Stock Option Plan, except for options held by the Company’s executive officers subject to Section 16(b) of the Securities Exchange Act of 1934, as amended, and the members of the Company’s Board of Directors. Options to purchase up to 897,614 shares of the Company’s common stock, or 14% of the total shares of the Company’s common stock subject to outstanding options, with a weighted average exercise price of approximately $1.09 and varying remaining vesting schedules, were subject to this acceleration and became immediately vested and exercisable as of December 31, 2005. The number of shares, exercise prices and other terms of the options subject to the acceleration remain unchanged.

As of January 1, 2006, the Company adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. Accordingly, financial statement amounts for the prior periods presented in this Form 10-QSB have not been restated to reflect the fair value method of expensing share-based compensation. Under this application, we are required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value estimated in accordance with the provisions of SFAS 123R and for the unvested portion of all share-based payments previously granted that remain outstanding which were based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The majority of our share-based compensation arrangements vest over either a three or four year vesting schedule. The Company expenses its share-based compensation under the ratable method, which treats each vesting tranche as if it were an individual grant. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, as amended by SFAS 148, and requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected option term”), the estimated volatility of our common stock price over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized as an expense in the consolidated statements of operations. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the service period, net of estimated forfeitures (the number of individuals that will ultimately not complete their vesting requirements). The estimation of stock awards that will ultimately vest requires significant judgment. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates. The compensation expense recognized in connection with the adoption of SFAS 123R increased the Company’s net loss by $169,352 with no effect per share for the three months ended June 30, 2006 and increased the Company’s net loss for the six months ended June 30, 2006 by $289,919. There was no impact on cash flows from operations, investment, or financing in connections with the adoptions of SFAS 123R. As the Company uses the full valuation allowance with respect to deferred taxes, the adoption of SFAS123R had no impact on deferred taxes.

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,	Six Months Ended June 30,
	2006	2006

Cost of services	$13,676	$24,768
Cost of license fees and other	—	—
Selling, general and administrative	117,569	202,395
Research, development and engineering	38,107	62,756
	$169,352	$289,919

Valuation Assumptions for Stock Options

For the quarter ended June 30, 2006, 92,000 stock options were granted. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,
	2006	2005
Risk free interest rate	4.69%	3.95%
Expected life of options (in years)	4.4	6.5-7
Expected dividends	0%	0%
Volatility of stock price	72%	133%

The stock volatility for each grant is determined based on the review of the experience of the weighted average of historical daily price changes of the Company’s common stock over the expected option term. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

Fair Value Disclosures — Prior to SFAS 123R Adoption

The Company did not recognize compensation expense for employee stock option grants for the three and six months ended June 30, 2005, when the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of grant.

The Company had previously adopted the provisions of SFAS 123 as amended by SFAS No.148, “Accounting for Stock-Based Compensation — Transition and Disclosure” through disclosure only. The following table illustrates the effects on net income and earnings per share for the three and six months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards:

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005

Net loss
As reported	$(1,526,172)	$(923,669)
Fair value-based expense, net of tax	(222,456)	(433,457)
Proforma net loss	$(1,748,628)	$(1,357,126)

Loss applicable to common Stockholders
As reported	$(1,605,873)	$(1,092,555)
Fair value-based expense, net of tax	(222,456)	(433,457)
Proforma net loss	$(1,828,329)	$(1,526,012

Basic and diluted loss per common share
As reported — Basic	$(0.04)	$(0.03)
As reported — Diluted	$(0.04)	$(0.07)
Proforma — Basic	$(0.04)	$(0.03)
Proforma — Diluted	$(0.05)	$(0.08)

1996 Stock Option Plan

During 1996, the Board of Directors and stockholders of the Company adopted the 1996 Stock Option Plan (the 1996 Plan). Under the 1996 Plan, 750,000 shares of common stock are reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 100% of fair market value for incentive stock options and 50% for all others. The term of stock options granted may not exceed ten years. Options issued under the Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined, all options outstanding vest immediately. The Plan terminated in May 2005.

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

Stock Option Activity

The following table summarizes stock option activity for the six months ended June 30, 2006:

Number of Options

	1996 Plan	1999 Plan	2004 Plan	Non Plan	Total	Range of exercise price	Weighted average exercise price	Weighted average remaining life (in years)
Balance, as of December 31, 2005	150,000	1,062,125	2,052,860	3,082,850	6,347,835			4.52

Granted	—	—	748,000	1,050,000	1,798,000	0.67-0.75	0.72
Exercised	—	—	—	—	—
Expired or cancelled	—	—	(42,610)	(14,850)	(57,460)	0.93-1.17	1.04
Balance, as of March 31, 2006	150,000	1,062,125	2,758,250	4,118,000	8,088,375	0.19-6.42	0.87	5.41

Granted	—	—	92,000	—	92,000	0.61	0.61
Exercised	—	—	—	—	—
Expired or cancelled	—	(132,456)	(102,000)	—	(234,456)	0.35-1.10	0.62
Balance, as of June 30, 2006	150,000	929,669	2,748,250	4,118,000	7,945,919	0.19-6.42	0.88	4.96
Available for future grants June 30, 2006	—	779,588	1,251,750	—	2,031,338

The options outstanding and exercisable at June 30, 2006 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable
Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate Intrinsic Value	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate Intrinsic Value
$0.19	60,000	$0.19	2.15	$18,000	60,000	$0.19	2.15	$18,000
.29-.40	705,000	0.32	2.77	121,650	705,000	0.32	2.77	121,650
.46-.69	2,610,000	0.58	4.79	12,700	1,337,582	0.53	3.17	12,492
75-1.11	2,759,419	0.94	5.80	—	1,429,418	1.07	5.22	—
1.17-1.62	1,763,500	1.30	4.97	—	1,420,162	1.30	4.87	—
6.42	48,000	6.42	1.62	—	48,000	6.42	1.62	—
.19-6.42	7,945,919			$152,350	5,000,162			$152,142

The weighted average remaining contractual life of options exercisable at June 30, 2006 was 4.15 years.

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.49 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2006 was 1,219,582.

The weighted average fair value of options, as determined under SFAS No. 123R and SFAS 123, granted during the three months ended June 30, 2006 and June 30, 2005 was $0.36 and $1.09 per share, respectively, and during the six months ended June 30, 2006 and June 30, 2005 was $0.56 and $1.11 per share respectively.

The total intrinsic value of options exercised during the three-month period ended June 30, 2006 and June 30, 2005 was $0 and $9,600, respectively. The aggregate intrinsic value of options vested during the six months ended June 30, 2006 was $2,482.

As of June 30, 2006 future compensation cost related to nonvested stock options is approximately $1,104,776 and will be recognized over an estimated weighted average period of approximately 3.0 years.

4.             EARNINGS PER SHARE COMMON STOCK “EPS”

The Company’s basic EPS is calculated using net income (loss) and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes and preferred stock. For the three and six months ended June 30, 2006, diluted per share computations are not presented since this effect would be antidilutive.

The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows for both of the following three and six month periods ended June 30:

	Three Months ended June		Six Months ended June
	2006	2005	2006	2005

Numerator:

Net income (loss)	$(1,072,984)	$(1,526,172)	$(4,869,264)	$(923,669)

Dividends accumulated on cumulative preferred stock	(99,452)	(79,701)	(212,677)	(168,886)
Income (loss) available to common stockholders (basic EPS)	(1,172,436)	(1,605,873)	(5,081,941)	(1,092,555)

Adjustment for interest expense and debt conversion features	—	(467,709)	—	(2,609,145)
Loss as adjusted (diluted EPS)	$(1,172,436)	$(2,073,582)	$(5,081,941)	$(3,701,700)

Denominator:
Weighted-average shares used to compute basic EPS	48,442,365	44,663,981	47,744,990	43,673,117
Effect of dilutive securities:
Convertible notes	—	6,094,636	—	6,093,688
Weighted-average shares used to compute diluted EPS	48,442,365	50,758,617	47,744,990	49,766,805

Earnings (loss) per share
Basic	$(0.02)	$(0.04)	$(0.11)	$(0.03)
Diluted	$(0.02)	$(0.04)	$(0.11)	$(0.07)

The following table summarizes the potential weighted average shares of common stock that were excluded from the diluted per share calculation, because the effect of including these potential shares was antidilutive.

	Three Months ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Preferred Stock	6,222,182	7,271,230	6,069,426	7,330,336
Convertible Debt	15,934,706	—	14,937,748	—
Stock Options	447,140	1,727,041	626,328	2,004,055
Warrants	17,711	862,477	22,036	1,045,351

Potentially dilutive securities	22,621,739	9,860,748	21,655,538	10,379,742

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Stock options	6,135,919	1,768,000	5,380,919	1,768,000
Warrants	13,580,030	9,237,487	13,580,030	9,237,487

Total	19,715,949	11,005,487	18,960,949	11,005,487

5.             EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements at June 30, 2006 and December 31, 2005 consisted of the following:

	June 30, 2006	December 31, 2005

Equipment	$503,592	$458,847
Furniture and fixtures	187,984	179,349
Software	106,611	104,414
Leasehold improvements	195,726	170,955
	993,913	913,565

Less accumulated depreciation and amortization	(499,026)	(365,298)

Total	$494,887	$548,267

6.             GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill resulted from the acquisition of Public Safety Group, Inc. and certain assets and assumed liabilities of the Mobile Government Division of Aether Systems, Inc. in 2004. As provided by SFAS No. 142, the Company has elected to perform the annual assessment of the carrying value of all goodwill as of September 30 of each year using a number of criteria, including the value of the overall enterprise. As of June 30, 2006, the Company believes no material impairment exists. Future impairment charges from existing operations or other acquisitions, if any, will be reflected as an operating expense in the statement of operations. As of December 31, 2005 and June 30, 2006, goodwill totaled $11,389,654.

Other intangible assets as of June 30, 2006 and December 31, 2005 consisted of the following:

	June 30, 2006	December 31, 2005
Copyrighted software	$1,181,429	$1,181,429
Customer relationships	1,009,000	1,009,000
Trademarks	807,874	807,872
Developed technology	710,000	710,000
Marketing agreements	605,340	605,340
Patents and patents pending	314,383	283,779
	4,628,026	4,597,420

Less: accumulated amortization	(1,727,357)	(1,295,597)

Total	$2,900,669	$3,301,823

Aggregate amortization expense for the six months ended June, 2006 and 2005, was $431,760 and $431,496 respectively.

7.             DEFERRED FINANCING COSTS

Deferred financing costs are amortized based upon the lives of the respective debt obligations.  The gross carrying amount of deferred financing costs at June 30, 2006 and December 31, 2005 was $202,299 and $1,763,238 respectively, and accumulated amortization was $64,039 and $200,900, respectively.  Amortization of deferred financing costs is included in interest expense and was $120,642 and $14,622 for the six months ended June 30, 2006 and 2005, respectively.

8.             CONVERTIBLE DEBT FINANCING

Long-term obligations consisted of the following as of:

	June 30, 2006	December 31, 2005
2004
Convertible term notes	$5,620,603	$5,992,304
Discount	(3,472,798)	(2,134,340)
FMV of embedded derivatives	714,395	421,317
FMV of warrants	475,982	828,095
2005
Convertible term notes	5,284,723	5,284,723
Discount	(4,096,998)	(3,569,793)
FMV of embedded derivatives	1,167,629	590,226
FMV of warrants	374,296	655,416
2006
FMV of warrants	141,338	—
	6,209,170	8,067,948

Less current portion	5,217,555	6,584,437

Total (Warrants only)	$991,615	$1,483,511

2004 and 2005 Senior Notes Amendment and Waiver

Effective as of January 23, 2006, the Company entered into an Amendment and Waiver (the “Secured Notes Amendment and Waiver”) with Laurus in connection with the Secured Convertible Notes (the “Secured Notes”) currently held by Laurus.

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

The accounting treatment of the derivatives and warrants requires that the Company record the derivatives and the warrant at their relative fair value as of the inception date of the agreement, and at fair value as of each subsequent balance sheet date.  Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives and warrants is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives and warrants is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. As of June 30, 2006 and December 31, 2005, respectively, the derivatives were valued at $1,882,024 and $1,011,543.  Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 87% to 141%; and risk free annual interest rate of 2.89% to 4.8% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using other binomial models and measuring the impact of the derivative on the expected interest payment amount over the life of the Note. The Warrants issued with the 2004 and 2005 debt financings classified as liabilities were valued at $850,278 and $1,483,511, as of June 30, 2006 and December 31, 2005 respectively, using the Black Scholes Option Pricing model with the following assumptions: dividend yield of 0%; annual volatility of 91%-99% and risk-free interest rate of 4.8%, and dividend yield of 0%; annual volatility of 98% to 111%% and risk-free interest rate of 4.4%, respectively.

The initial relative fair values of both the derivatives and the warrants were recorded as discounts to the Notes and are being amortized to interest expense over the expected term of the debt, using the effective interest method.  At June 30, 2006, the unamortized discount on the Notes was $3,472,798 and $4,096,998 for 2004 and 2005 notes, respectively.  The effective interest rate on the Notes for the periods ended June 30, 2006 and December 31, 2005 ranged between 72% and 136% based on the frequency of principal payments as well as actual payments made. At December 31, 2005, the unamortized discount on the Notes was $2,134,340 and $3,569,793 for 2004 and 2005 notes, respectively.

2006 Notes

The Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), effective as of January 23, 2006, with The Shaar Fund, Ltd., Longview Fund, L.P. and Longview Special Finance (collectively, the “Purchasers”).

Under the Securities Purchase Agreement, the Company issued to the Purchasers Convertible Term Notes (the “Convertible Notes”) in the aggregate principal amount of $1,000,000, bearing interest at 15% per annum. The Convertible Notes converted into shares of the Series B Preferred Stock of the Company on February 23, 2006 (see Note 10), which shares are convertible into shares of the Common Stock of the Company at an initial fixed conversion price of $0.70 per share.

In connection with the Purchasers’ purchase of the Notes, the Company also issued warrants to the Purchasers (the “Warrants”) to purchase up to an aggregate of 500,000 shares of the Company’s Common Stock (subject to adjustment as set forth therein) at a per share exercise price of $1.00 per share. The proceeds from this transaction will be used for general working capital purposes.  The Warrants were classified as liabilities and were valued at $141,338 as of June 30, 2006, using the Black Scholes Option Pricing model with the following assumptions: dividend yield of 0%; annual volatility of 90.0% and risk-

free interest rate of 4.5%.

Aether Note Amendment

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

During the six-month period ended June 30, 2006, the Company failed to make such payments or issue such registered shares to subordinated debt holders. The failure to make the required monthly payments caused the subordinated debt to default, and in accordance with the provisions set forth in the subordinated convertible note agreements, the interest rate on the subordinated notes was increased by an additional 2.0% per annum.

Total accrued interest expense and default interest as at June 30, 2006 was $31,305 as related to the 2004 subordinated Convertible notes.

Total accrued interest expense and default interest as at June 30, 2006 was $273,913 as related to the 2005 subordinated Convertible notes.

During the six-month period ended June 30, 2006, the Company made the required payments to the 2004 and 2005 Senior Debt holder, Laurus Master Fund.  However, due to the non-payment of subordinated interest described above, the Company incurred, in accordance with the cross-default provisions of the Senior Debt Agreements, an additional 2% default interest penalty relating to the Senior debt.  Total accrued interest expense and default interest as at June 30, 2006 was $550,518 as related to the 2004 and 2005 senior convertible notes.

Total accrued interest for all convertible debt as for June 30, 2006 amounted to $855,736.

As the registration statement relating to the 2005 convertible notes was not declared effective by April 30, 2006 the Company was required under the applicable registration rights agreements, to pay liquidated damages to the note holders by May 30, 2006. The Company has not yet made this payment. Accordingly as of June 30, 2006, the Company had accrued $945,000 for total penalties in arrears.

9.                    ACCRUED LIABILITIES

Accrued liabilities at June 30, 2006 and December 31, 2005 consisted of the following:

	June 30,	December 31,
	2006	2005

Contract costs not yet invoiced by vendors	$2,178,085	$3,654,440
Compensation	746,892	614,934
Royalties	405,616	294,512
Interest	1,976,352	684,253
Other	181,955	272,376

Total	$5,488,900	$5,520,515

10.                 MANDATORILY REDEEMABLE PREFERRED STOCK (SERIES B)

The Company issued 1,000,000 shares of mandatorily redeemable Series B Convertible Preferred Stock on February 23, 2006, upon the conversion of certain convertible term notes. Each share of Series B preferred stock has an Original Issue Price of $1.00 per share. The holder has the option to redeem the shares of Series B preferred stock at any time for a number of shares of the Company’s common stock equal to the Original Issue Price plus accumulated and unpaid dividends divided by the initial fixed conversion price of $.70 per share of Common Stock. The conversion price is subject to adjustment if common stock is issued by the Company subsequent to the original issue date of the Series B preferred stock, except for other conversions, options, warrants, dividends paid in stock or pursuant to an acquisition by the Company, at a price less than the conversion price. Mandatory conversion of all Series B shares will be automatic if, for the 30 trading days prior to January 1, 2009, the average closing bid price for one share of common stock is at least $1.10. The shares shall be converted at the conversion price then in effect. If the average bid price for the 30 trading days prior to January 1, 2009 per common share is less than $1.10 the Company shall mandatorily redeem all remaining outstanding Series B preferred stock by paying cash equal to $1.00 per share with all accrued and unpaid dividends.  The Company may, at its election, redeem any or all of the remaining outstanding Series B shares in cash at a conversion price equal to $1.20 per share, together with all accrued and unpaid dividends upon giving 30 day notice. Holders of the Series B preferred stock are entitled to cumulative, prior and in preference to holders of common stock dividends equal to 15% per annum of the Original Purchase Price still outstanding, and, if declared by the Company board, payable quarterly commencing April 1, 2006. In any liquidation of the Company, each share of preferred stock is entitled to a liquidation preference in pari passu with the Series A Preferred stock before any distribution may be made on the Company’s common stock.  As of June 30, 2006, 1,000,000 preferred stock shares are authorized, issued and outstanding, at a par value of $0.001 and a liquidation preference of $1.00 with accumulated dividends in arrears of approximately $53,000.

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

As of June 30, 2006 the derivatives were valued at $129,998.  Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 15%; annual volatility of 43%; and risk free annual interest rate of 4.83% as well as probability analysis related to trading volume restrictions.

An amount equal to the original value of the derivatives was recorded as discount to the Preferred Stock.  The discount is being amortized to interest expense over the expected term of the Preferred Stock, using the effective interest method.  At June 30, 2006, the unamortized discount on the Preferred Stock was

$321,031.

11.                 STOCKHOLDERS EQUITY

Common Stock

During the three months ended June 30, 2006, investors converted convertible term notes in the aggregate principal amount of $217,188 and $145,908 of accrued interest thereon into 537,109 shares of the Company’s common stock.

Convertible Preferred Stock

As of June 30, 2006, cumulative dividends in arrears related to the Series A preferred stock were approximately $558,000.

Warrants

The following table summarizes the warrant activity for the six month period ending June 30, 2006:

Balance, December 31, 2005	13,188,280

Granted	500,000
Exchanged	—
Exercised	—
Expired or cancelled	(25,000)

Balance, March 31, 2006	13,663,280

Granted	—
Exchanged	—
Exercised	(26,250)
Expired or cancelled	—

Balance, June 30, 2006	13,637,030

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

The Company evaluates performance and allocates resources based on revenues and operating loss. Operating loss for each segment includes selling, general and administrative expenses directly attributable to the segment in addition to those allocated as a percentage based on the segments revenues. The segmentation of operating loss as noted above and detailed below reflects how management evaluates its business.  Assets for the Company are commingled and are related to all operating segments. Management does not evaluate or identify the operating assets of the segments separately.

Geographically, North American sales accounted for approximately 100% of the Company’s total sales for three and six month periods ending June 30, 2006 and 2005.

Summarized financial information concerning our reportable segments is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenue:
Law	$2,875,588	$2,833,533	$4,900,213	$5,904,043
Fire	798,660	743,255	1,503,791	1,511,350
Biometrics	158,523	108,764	577,957	209,750
Consolidated Revenue	$3,832,771	$3,685,552	$6,981,961	$7,625,143
Segment operating loss
Law	85,421	(1,163,956)	(661,410)	(2,109,585)
Fire	(585,870)	(544,636)	(1,178,195)	(1,049,916)
Biometrics	(848,944)	(641,310)	(1,347,045)	(1,335,925)
Total Segment Operating Loss	(1,349,393)	(2,349,902)	(3,186,650)	(4,495,426)
Reconciliation to net loss
Interest expense	(2,262,632)	(552,093)	(4,329,156)	(1,387,009)
Interest income	—	2,988	—	29,050
Loss on extinguishment of debt	—	—	(2,322,016)	—
Derivative and warrant fair value adjustments	2,556,159	1,373,367	5,000,852	4,950,248
Other expense	(17,118)	(532)	(32,294)	(20,532)
Net loss	$(1,072,984)	$(1,526,172)	$(4,869,264)	$(923,669)

13.                 EXTINGUISHMENT OF DEBT

To address certain liquidity issues, on January 23, 2006, the Company issued convertible debt, common stock and warrants in consideration for certain modifications of its outstanding 2004 and 2005 Notes, as explained in Note 8.

In addition, the Company also entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), effective as of January 23,2006, with The Shaar Fund, Ltd., Longview Fund, L.P. and Longview Special Finance (collectively, the “Purchasers”), also as explained in Note 8.

In accordance with the Emerging Issues Task Force of the FASB No. 96-19, Debtor’s Accounting for Modification or Exchange of Debt Terms (“EITF 96-19”), the Company recorded a non-operating loss on extinguishment of debt of $2,322,016.  The loss mainly relates to the accounting for the effect of the modification of certain embedded derivatives, extinguishment of previously recorded deferred financing fees and changes in the present value of debt.  In accordance with EITF 96-19, the New Notes are recorded in the Company’s balance sheet at fair value at the date of the modification.

14.                SUBSEQUENT EVENT

Effective as of August 10, 2006, the Company entered into an Amendment and Waiver (the “Secured Notes Amendment and Waiver”) with Laurus Master Fund Ltd. (“Laurus”) in connection with the Secured Convertible Notes (the “Secured Notes”) currently held by Laurus.

Under the Secured Notes Amendment and Waiver, the Secured Notes issued by the Company to Laurus on September 29, 2004 in the aggregate original principal amount of $5,000,000 (the “2004 Senior Note”) and on June 8, 2005 in the aggregate original principal amount of $2,000,000 (the “2005 Senior Note”) were amended as follows: (i) the principal amounts due and payable under the 2004 Senior Note and the 2005 Senior Note for the months of August and September 2006, respectively, shall be paid in shares of the Company’s Common Stock priced at $0.50 per share, and (ii) the principal amount due and payable under the 2004 Senior Note for the months of October, November and December 2006 is deferred until January 1, 2008, the final maturity date of the 2004 Senior Note, and the principal amount due and payable under the 2005 Senior Note for the months of October, November and December 2006 is deferred until December 1, 2008, the final maturity date of the 2005 Senior Note.

The Company also issued 150,000 shares (the “Laurus Shares”) of its Common Stock to Laurus in connection with the Secured Notes Amendment and Waiver.  The Company entered into a Registration Rights Agreement dated as of August 10, 2006 (the “Laurus Registration Rights Agreement”) with Laurus, pursuant to which the Company has agreed to file a registration statement with the Securities and Exchange Commission (the “Commission”) covering the resale of the Laurus Shares.

Effective as of August 10, 2006, the Company also entered into a Securities Exchange Agreement (the “Securities Exchange Agreement”) with certain holders (the “Subordinated Note Holders”) of its outstanding Subordinated Convertible Promissory Notes (the “Subordinated Notes”).

Under the Securities Exchange Agreement, the Subordinated Notes were exchanged for shares (the “Series C Shares”) of the Company’s Series C Convertible Preferred Stock, which shares are initially convertible into Common Stock at $0.50 per share, having an aggregate value equal to the principal amount outstanding under the Subordinated Notes, plus accrued and unpaid interest thereon, and certain liquidated damages payments owed by the Company to the Subordinated Note Holders.  The Company entered into a Registration Rights Agreement dated as of August 10, 2006 (the “Exchange Registration Rights Agreement”) with the Subordinated Note Holders, pursuant to which the Company has agreed to file a registration statement with the Commission covering the resale of the shares of Common Stock underlying the Series C Shares.

 The Company also entered into (i) a Securities Purchase Agreement (the “Trellus Securities Purchase Agreement”), dated as of August 10, 2006, with Trellus Partners, L.P. (“Trellus”) and (ii) a Securities Purchase Agreement (the “Shaar Securities Purchase Agreement”), dated as of August 10, 2006, with The Shaar Fund, Ltd. (“Shaar”).

Under the Trellus Securities Purchase Agreement, the Company (i) issued and sold 3,000,000 shares of its Common Stock (the “Trellus Shares”) to Trellus, at a purchase price of $0.50 per share, for an aggregate purchase price of $1,500,000 and (ii) issued a warrant to Trellus (the “Trellus Warrant”) to purchase up to an aggregate of 400,000 shares of the Company’s Common Stock at an exercise price of $0.75 per share.  The proceeds from this transaction will be used for general working capital purposes.  The Company entered into a Registration Rights Agreement dated as of August 10, 2006 (the “Trellus Registration Rights Agreement”) with Trellus, pursuant to which the Company has agreed to file a registration statement with the Commission covering the resale of the Trellus Shares and the shares of Common Stock underlying the Trellus Warrants.

Under the Shaar Securities Purchase Agreement, the Company agreed to (i) issue and sell 1,000,000 shares of its Common Stock (the “Shaar Shares”) to Shaar, at a purchase price of $0.50 per share, for an aggregate purchase price of $500,000 and (ii) issue a warrant to Shaar (the “Shaar Warrant”) to purchase up to an aggregate of 133,000 shares of the Company’s Common Stock at an exercise price of $0.75 per share.  The proceeds from this transaction will be used for general working capital purposes.  The Company entered into a Registration Rights Agreement dated as of August 10, 2006 (the “Shaar Registration Rights Agreement”) with Shaar, pursuant to which the Company has agreed to file a registration statement with the Commission covering the resale of the Shaar Shares and the shares of Common Stock underlying the Shaar Warrants.

ITEM 2.                                                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Stock-Based Compensation

As of January 1, 2006, the Company adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. Accordingly, financial statement amounts for the prior periods presented in this Form 10-QSB have not been restated to reflect the fair value method of expensing share-based compensation. Under this application, we are required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value estimated in accordance with the provisions of SFAS 123R and for the unvested portion of all share-based payments previously granted that remain outstanding which were based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The majority of our share-based compensation arrangements vest over either a three or four year vesting schedule. The Company expenses its share-based compensation under the ratable method, which treats each vesting tranche as if it were an individual grant. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, as amended by SFAS 148, and requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected option term”), the estimated volatility of our common stock price over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized as an expense in the consolidated statements of operations. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the service period, net of estimated forfeitures (the number of individuals that will ultimately not complete their vesting requirements). The estimation of stock awards that will ultimately vest requires significant judgment. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates. The compensation expense recognized in connection with the adoption of SFAS 123R increased the Company’s net loss by $169,352 with no effect per share for the three months ended June 30, 2006 and increased the Company’s net loss for the six months ended June 30, 2006 by $289,919. There was no impact on cash flows from operations, investment, or financing in connections with the adoptions of SFAS 123R. As the Company uses the full valuation allowance with respect to deferred taxes, the adoption of SFAS123R had no impact on deferred taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective beginning Q1 2007. We have not yet evaluated the impact of implementation on our consolidated financial statements.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AS COMPARED TO JUNE 30, 2005

INTRODUCTION

In the fourth quarter of 2005, the Company restructured its operations into three business segments: Biometrics, Law Enforcement and Fire Safety. Each segment is headed by a General Manager and organized to quickly respond to market needs as well as to drive down costs to achieve profitability. Management believes that this initiative will lead to increased opportunities throughout 2006 as the General Managers continue to develop their business units. During the quarter ended June 30, 2006 the Company continued to stay focused on its objectives of increasing revenue and managing expenses.

Consolidated Results of Operations - Percent Trend

	Three Months Ended June 30,
	2006	2005
Revenues
Services	76%	75%
License fees and other	24%	25%
	100%	100%
Costs and other expenses
Services	18%	28%
Cost of license fees and other	3%	6%
Selling, general and administrative	73%	85%
Research, development and engineering	41%	45%
	135%	164%
Operating loss	-35%	-64%

Other income (deductions)
Total other income (deductions)	7%	23%
NET LOSS	-28%	-41%

The Law Enforcement and Fire Safety segments were purchased during 2004. Prior to this segmentation of the business, management evaluated the business as one consolidated operation. For presentation and comparability purposes the allocation of costs between segments for prior periods has been estimated.

The Company evaluates performance and allocates resources based on revenues and operating income (loss). Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment in addition to those allocated as a percentage based on the segments revenues and other factors. The segmentation of operating income as noted above and detailed below reflects how management now evaluates its business. Assets for the Company are commingled and are related to all operating segments. Management does not evaluate or identify the operating assets of the segments separately.

	Three months ended June 30,
	2006	2005	$ Change	% Change
Revenues
Law Enforcement
Service	$2,380,970	$2,086,719	$294,251	14%
License & other	494,618	746,814	(252,196)	-34%
	2,875,588	2,833,533	42,055	1%
Fire Safety
Service	523,063	657,188	(134,125)	-20%
License & other	275,597	86,067	189,530	220%
	798,660	743,255	55,405	7%
Biometrics
Service	19,996	17,979	2,017	11%
License & other	138,527	90,785	47,742	53%
	158,523	108,764	49,759	46%

Total Revenue	$3,832,771	$3,685,552	$147,219	4%

Cost of goods sold
Law Enforcement
Service	$416,113	$825,916	$(409,803)	-50%
License & other	101,946	157,634	(55,688)	-35%
	518,059	983,550	(465,491)	-47%
Fire Safety
Service	254,901	200,880	54,021	27%
License & other	2,589	27,240	(24,651)	-90%
	257,490	228,120	29,370	13%
Biometrics
Service	7,205	7,330	(125)	-2%
License & other	27,040	20,512	6,528	32%
	34,245	27,842	6,403	23%

Total COGS	$809,794	$1,239,512	$(429,718)	-35%

Revenues

Law Enforcement

The revenue for this segment in 2006 includes $635,000 of service revenue from a long-term project that the Company had participated in as a subcontractor. The revenue was deferred until evidence of full acceptance by the end user was received by the Company. That increase was offset by a reduction in revenue from other longer-term project work that was included in 2005 as the Company moves to more of a licensing-based model.

Fire Safety

The overall revenue for this segment increased 7% over the same quarter in the prior year. However, the mix between service and license revenue continued to reflect the Company’s efforts to move to more of a licensing-based model.

Biometrics

The Biometric segment continued to show revenue growth. As the Biometric market continues to grow, the Company expects to see increased revenue in this segment.

Costs of goods sold

Law Enforcement

License and other costs are attributable primarily to revenues derived from product sales for which we are required to pay a royalty and is primarily driven by the sales mix and is solely dependent specifically on what products were sold.

Due to the change in focus from long-term project revenue to licensing agreements, cost of good sold in total for the segment decreased from 2005 as labor costs, for both employees’ and consultants are eliminated as projects are completed.

Fire Safety

License and other costs are attributable primarily to revenues derived from product sales for which we are required to pay a royalty. These costs are solely dependent specifically on what products were sold.

Overall costs of goods sold for the segment were higher in 2006 due to increased sales volume in the period.

Biometrics

License and other costs are primarily related to the hardware costs related to sales of biometric fingerprint readers. The change in cost of goods sold is directly attributable to the product mix between types of readers sold and the volume of readers sold.

Selling, general and administrative

	Three months ended June 30,
	2006	2005	$ Change	% Change
Law Enforcement	$1,326,876	$1,974,866	$(647,990)	-33%
Fire Safety	816,346	740,681	75,665	10%
Biometrics	646,714	409,924	236,790	58%

Total	$2,789,936	$3,125,471	$(335,535)	-11%

As discussed previously, the Company restructured its operations into three business segments: Biometrics, Law Enforcement and Fire Safety in the fourth quarter of 2005. For 2005, SG&A costs were allocated to the segments based on several factors including management’s estimates and percentage of revenue. For 2006, sales expenses are a direct cost to the segment and G&A costs are allocated between business segments on fixed percentages that were established by management during the budgeting process.

The overall decline in total SG&A costs for the quarter ended June 30, 2006 as compared to 2005 are primarily attributable to the continued focus by management on cost reduction initiatives taken during the fourth quarter of 2005 after the acquisitions of Public Safety Group and Aether Mobile Government were completed. Management believes the appropriate resources are in place to support its strategic goals but also continues to analyze the expense structure and continues to explore ways to further reduce costs. During the quarter ended June 30, 2006, these reductions have been partially offset by additional costs related to reporting and compliance that the Company has experienced due to the restatements of our previously filed financial statements.

Research, development and engineering

	Three months ended June 30,
	2006	2005	$ Change	% Change
Law Enforcement	$945,234	$1,039,072	$(93,838)	-9%
Fire Safety	310,693	319,091	(8,398)	-3%
Biometrics	326,507	312,308	14,199	5%

Total	$1,582,434	$1,670,471	$(88,037)	-5%

Law Enforcement and Fire Safety

R & D costs have decreased in the second quarter of 2006 as compared to 2005 primarily related to the staff and cost structure reductions undertaken to move the Company toward the break-even point while still supporting sales growth.

Biometrics

R & D costs in this segment have increased slightly over the second quarter of 2006 as compared to 2005 as the Company continues to develop further integration of its Biometric software solutions in other products with in Company as well as partnering with other solutions in the marketplace.

Other income and expense

	Three months ended June 30,
	2006	2005	$ Change	% Change
Interest income	$—	$2,988	$(2,988)	-100%
Interest expense	(2,262,632)	(552,093)	(1,710,539)	310%
Derivative and warrant fair value adjustments	2,556,159	1,373,367	1,182,792	86%
Other income (expense)	(17,118)	(532)	(16,586)	3,118%

Total	$276,409	$823,730	$(547,321)	-66%

For the quarter ended June 30, 2006, consolidated interest expense increased $1,710,539 or 310% as compared to the same quarter in 2005. The increase was attributable to increases in long term debt, related discount and other debt related instruments. Interest expense includes actual cash paid for interest as well non-cash charges for amortization of debt discounts, and interest expense on the letter of credit arrangement, as well as deferred rent obligations. The increase in interest expense during 2006 was primarily related to the default interest provisions and the liquidating damages provisions with respect to the convertible debt instruments.

For the quarters ended June 30, 2006 and 2005, derivative and warrant fair value adjustments increased, which was attributable to changes in the fair market value of embedded derivatives and detachable warrants issued with convertible debt, including the additional derivatives recorded as a result of the May, June and July 2005 and January 2006 debt tranches. The changes represent non-cash income and expenses charges to the statement of operations. The fair value of the derivatives will fluctuate based on; our stock price on the valuation date, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate, and the time to maturity of the outstanding debt at different points in time.

SIX MONTHS ENDED JUNE 30, 2006 AS COMPARED TO JUNE 30, 2005

Consolidated Results of Operations - Percent Trend

	Six Months Ended June 30,
	2006	2005
Revenues
Services	74%	76%
License fees and other	26%	24%
	100%	100%
Costs and other expenses
Services	20%	25%
Cost of license fees and other	3%	7%
Selling, general and administrative	77%	78%
Research, development and engineering	46%	49%
	146%	159%
Operating loss	-46%	-59%

Other income (deductions)
Total other income (deductions)	-24%	47%
NET LOSS	-70%	-12%

The Law Enforcement and Fire Safety segments were purchased during 2004. Prior to this segmentation of the business, management evaluated the business as one consolidated operation. For presentation and comparability purposes the allocation of costs between segments for prior periods has been estimated.

The Company evaluates performance and allocates resources based on revenues and operating income (loss). Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment in addition to those allocated as a percentage based on the segments revenues and other factors. The segmentation of operating income as noted above and detailed below reflects how management now evaluates its business. Assets for the Company are commingled and are related to all operating segments. Management does not evaluate or identify the operating assets of the segments separately.

	Six months ended June 30,
	2006	2005	$ Change	% Change
Revenues
Law Enforcement
Service	$3,979,530	$4,439,496	$(459,966)	-10%
License & other	920,682	1,464,547	(543,865)	-37%
	4,900,212	5,904,043	(1,003,831)	-17%
Fire Safety
Service	1,154,795	1,319,416	(164,621)	-12%
License & other	348,997	191,934	157,063	82%
	1,503,792	1,511,350	(7,558)	-1%
Biometrics
Service	36,613	62,828	(26,215)	-42%
License & other	541,344	146,922	394,422	268%
	577,957	209,750	368,207	176%

Total Revenue	$6,981,961	$7,625,143	$(643,182)	-8%

Cost of goods sold
Law Enforcement
Service	$862,271	$1,501,389	$(639,118)	-43%
License & other	135,034	408,885	(273,851)	-67%
	997,305	1,910,274	(912,969)	-48%
Fire Safety
Service	471,810	347,709	124,101	36%
License & other	40,148	82,810	(42,662)	-52%
	511,958	430,519	81,439	19%
Biometrics
Service	18,010	20,594	(2,584)	-13%
License & other	37,877	41,547	(3,670)	-9%
	55,887	62,141	(6,254)	-10%

Total COGS	$1,565,150	$2,402,934	$(837,784)	-35%

Revenues

Law Enforcement

The revenue for this segment in 2006 includes $635,000 of service revenue from a long-term project that the Company had participated in as a subcontractor. The revenue was deferred until evidence of full acceptance by the end user was received by the Company. That increase was offset by a reduction in revenue from other longer-term project work that was included in 2005 as the Company moves to more of a licensing-based model.

Fire Safety

The revenue for this segment decreased slightly over the same quarter in the prior year. Although revenue decreased, the mix between service and license revenue continued to reflect the Company’s efforts to move to more of a licensing-based model.

Biometrics

The Biometric segment continued to show strong revenue growth in the first six months of 2006. The growth in 2006 is primarily attributable to a large license order in Q1 2006 from a new customer. The Biometric business continues to gain traction and acceptance in the market place and is pursuing new customers to grow its installed customer base.

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

Services costs have increased over the same period in the prior year, as this segment represents a higher percentage of overall revenue to the Company.

Biometrics

License and other costs are primarily related to the hardware costs related to sales of biometric fingerprint readers. The change in cost of goods sold is directly attributable to the product mix between types of readers sold and the volume of readers sold.

Selling, general and administrative

	Six months ended June 30,
	2006	2005	$ Change	% Change
Law Enforcement	$2,591,725	$3,773,541	$(1,181,816)	-31%
Fire Safety	1,558,780	1,415,280	143,500	10%
Biometrics	1,215,885	783,273	432,612	55%

Total	$5,366,390	$5,972,094	$(605,704)	-10%

As discussed previously, the Company restructured its operations into three business segments: Biometrics,

Law Enforcement and Fire Safety in the fourth quarter of 2005. For 2005, SG&A costs were allocated to the segments based on several factors including management’s estimates and percentage of revenue.  For 2006, sales expenses are a direct cost to the segment and G&A costs are allocated between business segments on fixed percentages that were established by management during the budgeting process.

The overall decline in total SG&A costs for the six months ended June 30, 2006 as compared to the same period in 2005 are primarily attributable to the cost reduction initiatives taken during the fourth quarter of 2005 after the acquisitions of Public Safety Group and Aether Mobile Government were completed. Management believes the appropriate resources are in place to support its strategic goals but also continues to analyze the expense structure and continues to explore ways to further reduce costs.

Research, development and engineering

	Six months ended June 30,
	2006	2005	$ Change	% Change

Law Enforcement	$1,972,592	$2,329,813	$(357,221)	-15%
Fire Safety	611,249	715,468	(104,219)	-15%
Biometrics	653,230	700,260	(47,030)	-7%

Total	$3,237,071	$3,745,541	$(508,470)	-14%

Law Enforcement and Fire Safety

R & D costs have decreased for the six months ended June 30 of 2006 as compared to 2005 primarily related to the staff and cost structure reductions undertaken to move the Company toward the break-even point while still supporting sales growth.

Biometrics

R & D costs have decreased for the six months ended June 30 of 2006 as compared to 2005, however the reduction in costs was due to higher costs in 2005 and not related to any significant staff reductions or other cost savings initiatives.  The Company continues to develop further integration of its Biometric software solutions in other products with in Company as well as partnering with other solutions in the marketplace.

Other income and expense

	Six months ended June 30,
	2006	2005	$ Change	% Change

Interest income	$—	$29,050	$(29,050)	-100%
Interest expense	(4,329,156)	(1,387,009)	(2,942,147)	212%
Loss on extinguishment of debt	(2,322,016)	—	(2,322,016)	—%
Derivative and warrant fair value adjustments	5,000,852	4,950,248	50,604	1%
Other income (expense)	(32,294)	(20,532)	(11,762)	57%

Total	$(1,682,614)	$3,571,757	(5,254,371)	-147%

For the second quarter ended June 30, 2006, consolidated interest expense increased $2,942,147 or 212% as compared to the same quarter in 2005.  The increase was attributable to increases in long term debt, related discount and other debt related instruments.  Interest expense includes actual cash paid for interest as well non-cash charges for amortization of debt discounts, and interest expense on the letter of credit arrangement, as well as deferred rent obligations. The increase in interest expense during 2006 was primarily related to the default interest provisions and the liquidating damages provisions with respect to the convertible debt instruments.

For the six months ended June 30, 2006 and 2005, derivative and warrant fair value adjustments increased, which was attributable to changes in the fair market value of embedded derivatives and detachable warrants issued with convertible debt, including the additional derivatives recorded as a result of the May, June and July 2005 and January 2006 debt tranches. The changes represent non-cash income and expenses charges to the statement of operations. The fair value of the derivatives will fluctuate based on; our stock price on the valuation date, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate, and the time to maturity of the outstanding debt at different points in time.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during the six months ended June 30, 2006 was approximately $1,905,000 compared to approximately $3,752,000 during the six months ended June 30, 2005.  Some of the major drivers of this change are discussed in more detail below.

•                  The Company reported positive cash flows related to a decrease in costs and earnings in excess of billings on uncompleted contracts of approximately $2,493,000. Costs and earnings in excess of billings on uncompleted contracts represent services which have been performed on long term contracts but have not been invoiced due to milestones contained within the contracts.  In the six months ended June 30, 2006, the Company was able to bill more customers due to the fact that certain milestones had been reached.

•                  Positive cash flows were reported  from an increase in accounts payable of approximately $1,296,000 due to subcontractors’ costs on uncompleted projects that were invoiced during the second quarter, moving from accrued liabilities to accounts payable. That decline in accrued liabilities was offset by an increase in accrued interest of approximately $1,292,000 primarily related to the default interest provisions and the liquidating damages provisions with respect to the Company’s convertible debt instruments.

The following non-cash items that are reflected in the Company’s statement of operations are used to reconcile the net loss to the net cash used in operating activities during the six months ended June 30, 2006:

•                  The Company issued notes in 2004, 2005 and 2006 that contained embedded derivatives. In the six months ended June 30, 2006, the Company recorded a gain of approximately $5,000,000 related to the decrease in value of these derivatives. The decrease in value was caused by the decline in the value of the underlying BIO-key stock.

•                  A debt discount was recorded when the notes were initially recorded to reflect the FMV of derivatives and warrants related to the debt. The discount is amortized ratably into earnings over the life of the related debt. In the six months ended June 30, 2006, the Company recorded non-cash interest expense related to the amortization of the debt discount of approximately $1,932,000.

•                  The Company recorded a non-operating loss on extinguishment of debt of $2,322,016. The loss mainly relates to the accounting for the effect of the modification of certain embedded derivatives, extinguishment of previously recorded deferred financing costs and changes in the present value of debt and warrants.

Net cash used in investing activities for the six months ended June 30, 2006 was approximately $907,000, largely a result of the return of deposits related to long-term contracts.  This compares to net cash provided by investing activities of approximately $1,389,000 for the corresponding period in 2005. The 2005 amount consisted of approximately $980,000 from sale of marketable securities and $50,000 in proceeds from the sale of a trademark.

Net cash provided by financing activities during the six months ended June 30, 2006 was approximately $859,000 compared to net cash provided by financing activities of approximately $3,380,000 in the corresponding period in 2005.  The 2006 amount included debt proceeds of $988,000 offset by $85,000 of debt repayments and $53,000 for costs to issue the new debt. The 2005 amount included debt proceeds of approximately $4,515,000, proceeds from warrants and option exercises of approximately $539,000, offset by debt repayments of approximately $1,405,000.

Working capital deficit at June 30, 2006 was approximately $11,268,000 as compared to a deficit of approximately $8,952,000 at December 31, 2005.

Since January 7, 1993 (date of inception), our capital needs have been principally met through proceeds from the sale of equity and debt securities.

We do not expect any material capital expenditures during the next twelve months.

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Liquidity outlook

At June 30, 2006 our total of cash and cash equivalents was $1,284,123 as compared to $1,422,827 at December 31, 2005. As discussed above, the Company has financed itself through access to the capital markets by issuing debt securities, convertible preferred stock and common stock.

Subsequent to June 30, 2006, the Company entered into securities purchase agreements to issue and sell 4,000,000 shares of its common stock to several investors at a price of $0.50 per share for an aggregate purchase price of $2,000,000.

Also, subsequent to June 30, 2006, the Company entered into securities exchange agreements under which approximately $5,000,000 of subordinated convertible debt plus accrued interest was exchanged for the Company’s Series C Convertible Preferred Stock.

We currently require approximately $1,700,000 per month to conduct our operations. During the first half of 2006, we generated approximately $6,982,000 of revenue and expect to increase quarterly revenue in 2006.

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

We may need to obtain additional funding to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. Due to several factors, including our history of losses and limited revenue, our former independent auditors have included an explanatory paragraph in opinions that they have previously issued related to our annual financial statements as to the substantial doubt about our ability to continue as a going concern. Our long-term viability and growth will depend upon the successful commercialization of our technologies and our ability to obtain adequate financing. To the extent that we require such additional financing, no assurance can be given that any form of additional financing will be available on terms acceptable to us, that adequate financing will be obtained to meet our needs, or that such financing would not be dilutive to existing stockholders. If available financing is insufficient or unavailable or we fail to continue to generate meaningful revenue, we may be required to further reduce operating expenses, delay the expansion of operations, be unable to pursue merger or acquisition candidates, or continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out by the Company under the supervision and with the participation of the Company’s Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”).  As previously described in our Quarterly Reports on Form 10-QSB for the periods ended March 31, 2005, June 30, 2005, September 30, 2005, March 31, 2006 and in our Annual Report on Form 10-KSB/A for the year ended December 31, 2005, we noted that our former independent auditors, DS&B, Ltd., in a letter to the Audit Committee’s Board of Directors dated April 18, 2005, had identified material weaknesses in the Company’s internal control systems.

In order to ensure that the Company adequately addresses all existing internal control issues, the Company initiated follow-up discussions with its former auditors to better determine what constituted these material weaknesses. During these discussions, the auditors and the Company identified the following weaknesses in the Company’s internal controls: an inadequate system to capture disclosure items, an inadequate internal process of review for account reconciliations, an inadequate documentation of internal controls and an inadequate internal process around drafting of periodic filings with the Securities and Exchange Commission.

During the fiscal quarter ended June 30, 2006, we have implemented changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  These measures include the following:

•                  Inadequate System to capture Disclosure Items

•                  In June 2006, the Company replaced the Manager of Finance with a Manager of Order Administration.  This individual has sixteen years of experience including significant experience with publicly held companies in the area of order administration, including revenue recognized in accordance with accounting principles generally accepted in the United States

•                  Inadequate internal control process of review of Account Reconciliations

•                  Established a formal detailed review process of all balance sheet account reconciliations, which included the Chief Financial Officer.

•                  Enhanced review of journal entries to provide reasonable assurance of complete and accurate transactions.

As noted above, the Company has identified four areas of material weakness in its internal control systems.  While significant progress was made to date to correct these weaknesses, we believe that all four areas still constitute material weaknesses. Based upon their evaluation of these conditions, the Company’s Co-CEOs and CFO concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

The Company intends to continue to implement changes to its internal control system in 2006 to remediate the material weaknesses that have previously been identified.  In particular, we will continue to make additions to our finance organization and related processes in an effort to further strengthen our internal controls.  We will continue to retain the services of outside consultants to assist us with complex, non-routine transactions such as the financing transactions we have completed during the prior two years. We will also continue to formalize our internal procedures to assure that all complex, non-routine transactions, as well as all of our periodic filings, are reviewed by senior management and other accounting personnel with sufficient technical accounting expertise to evaluate and document such transactions and to provide related disclosure in our periodic filings.  The Company believes that it will take at least an additional two quarters before the full benefit of all these changes will be realized.

PART II — OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

With respect to the convertible notes issued in 2004 and 2005, the Company is required to make interest payments or issue registered shares in lieu of interest payments on a monthly basis.

During the six-month period ended June 30, 2006, the Company failed to make such payments or issue such registered shares to subordinated debt holders. The failure to make the required monthly payments caused the subordinated debt to default, and in accordance with the provisions set forth in the subordinated convertible note agreements, the interest rate on the subordinated notes was increased by an additional 2.0% per annum.

Total accrued interest expense and default interest as at June 30, 2006 was $31,305 as related to the 2004 subordinated Convertible notes.

Total accrued interest expense and default interest as at June 30, 2006 was $273,913 as related to the 2005 subordinated Convertible notes.

During the six-month period ended June 30, 2006, the Company made the required payments to the 2004 and 2005 Senior Debt holder, Laurus Master Fund.  However, due to the non-payment of subordinated interest described above, the Company incurred, in accordance with the cross-default provisions of the Senior Debt Agreements, an additional 2% default interest penalty relating to the Senior debt.  Total accrued interest expense and default interest as at June 30, 2006 was $550,518 as related to the 2004 and 2005 senior convertible notes.

Total accrued interest for all convertible debt as for June 30, 2006 amounted to $855,736.

As the registration statement relating to the 2005 convertible notes was not declared effective by April 30, 2006 the Company was required under the applicable registration rights agreements, to pay liquidated damages to the note holders by May 30, 2006. The Company has not yet made this payment. Accordingly as of June 30, 2006, the Company had accrued $945,000 for total penalties in arrears.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-Key International, Inc.

Dated: August 18, 2006	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer

Dated: August 18, 2006	/s/ Francis J. Cusick
Francis J. Cusick
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
31.1	(1)	Certificate of CEO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	(1)	Certificate of CFO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	(1)	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350
32.2	(1)	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

(1)             Filed herewith