Form 10QSB
period 2006-09-30
BIO KEY INTERNATIONAL INC
filed 2006-11-14
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: There were 53,956,837 issued and outstanding shares of the registrant’s common stock, par value $.0001 per share, as of November 10, 2006.

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

The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2005 should be read in conjunction with the footnote entitled results by quarter (unaudited) contained in the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS:
Cash and cash equivalents	$1,293,599	$1,422,827
Receivables
Billed, less allowance for doubtful receivables of $184,074 and $160,000, respectively	3,721,544	1,635,371
Unbilled	38,776	201,942
Costs and earnings in excess of billings on uncompleted contracts	1,448,905	4,321,392
Inventory	26,588	8,760
Prepaid expenses	163,332	137,000
Total current assets	6,692,744	7,727,292
Equipment and leasehold improvements, net	464,417	548,267
Deposits	800,974	1,828,560
Intangible assets—less accumulated amortization	2,703,659	3,301,823
Deferred financing costs, net	231,879	1,562,338
Goodwill	11,389,654	11,389,654
Total non-current assets	15,590,583	18,630,642
TOTAL ASSETS	$22,283,327	$26,357,934
LIABILITIES:
Current maturities of long-term obligations and related obligations, net of discount	$1,481,611	$6,584,437
Accounts payable	1,151,100	833,608
Billings in excess of costs and earnings on uncompleted contracts	78,343	32,385
Accrued liabilities	4,393,872	5,520,515
Deferred rent	485,163	443,603
Deferred revenue	5,491,144	3,264,283
Total current liabilities	13,081,233	16,678,831
Warrants and long-term obligations	4,131,950	1,483,511
Redeemable preferred stock derivatives	1,387,238	—
Deferred rent	498,601	867,850
Deferred revenue	137,879	1,163,738
Total non-current liabilities	6,155,668	3,515,099
TOTAL LIABILITIES	19,236,901	20,193,930

Commitments and contingencies

Series B redeemable convertible preferred stock: authorized, 1,000,000 shares (liquidation preference of $1 per share); issued and outstanding 1,000,000 and 0 shares of $.0001par value respectively, net	753,229	—
Series C redeemable convertible preferred stock: authorized, 600,000 shares (liquidation preference of $10 per share); issued and outstanding 592,032 and 0 shares of $.0001 par value respectively, net	4,878,005	—
	5,631,234	—

STOCKHOLDERS’ (DEFICIT)/EQUITY:
Preferred stock — authorized, 5,000,000 shares (liquidation preference of $100 per share) Series A 7% Convertible; issued and outstanding 35,557 and 44,557 shares of $.0001 par value, respectively	4	4
Common stock — authorized, 170,000,000 shares; issued and outstanding; 53,956,837 and 46,306,589 shares of $.0001 par value, respectively	5,545	4,632
Additional paid-in capital	51,399,062	48,921,316
Accumulated deficit	(53,989,419)	(42,761,948)
TOTAL STOCKHOLDERS’ (DEFICIT)/EQUITY	(2,584,808)	6,164,004
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY	$22,283,327	$26,357,934

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
Revenues
Services	$3,226,184	$2,496,883	$8,397,122	$8,318,624
License fees and other	973,914	735,588	2,784,937	2,538,990
	4,200,098	3,232,471	11,182,059	10,857,614
Costs and other expenses
Cost of services	612,441	503,843	2,024,655	2,373,535
Cost of license fees and other	148,275	125,633	361,334	658,875
	760,716	629,476	2,385,989	3,032,410
Gross Profit	3,439,382	2,602,995	8,796,070	7,825,204

Operating Expenses
Selling, general and administrative	2,467,347	2,836,875	7,834,137	8,808,969
Research, development and engineering	1,653,238	1,799,845	4,830,186	5,545,386
	4,120,585	4,636,720	12,664,323	14,354,355
Operating loss	(681,203)	(2,033,725)	(3,868,253)	(6,529,151)
Other income (deductions)
Derivative and warrant fair value adjustments	547,752	3,210,057	5,548,604	8,160,305
Interest income	—	6,908	—	35,958
Interest expense	(586,689)	(1,605,771)	(4,915,445)	(2,992,780)
Loss on extinguishment of debt	(5,493,701)	—	(7,815,717)	—
Other	(18,891)	(24,816)	(51,185)	(45,348)
	(5,551,529)	1,586,378	(7,233,743)	5,158,135
NET LOSS	$(6,232,732)	$(447,347)	$(11,101,996)	$(1,371,016)

Basic and Diluted Loss to Common Shareholders:
Net loss	$(6,232,732)	$(447,347)	$(11,101,996)	$(1,371,016)
Convertible preferred stock dividends and accretion	(369,200)	(72,632)	(581,877)	(261,152)
Net loss attributable to common shareholders	$(6,601,932)	$(519,979)	$(11,683,873)	$(1,632,168)

Net Loss Per Share:
Basic	$(0.13)	$(0.01)	$(0.24)	$(0.04)
Diluted	$(0.13)	$(0.02)	$(0.24)	$(0.09)

Weighted Average Shares Outstanding:
Basic	50,733,960	45,476,802	48,752,262	45,129,000
Diluted	50,733,960	53,861,595	48,752,262	52,017,328

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(11,101,996)	$(1,371,016))
Adjustments to reconcile net loss to cash used in operating activities:
Derivative and warrant fair value adjustments	(5,548,604)	(8,160,305)
Loss on extinguishment of debt	7,815,719	—
Depreciation	203,288	179,642
Amortization
Intangible assets	647,640	1,474,979
Deferred financing costs	167,275	29,621
Discounts on convertible debt related to warrants and beneficial conversion features	2,515,875	1,067,927
Allowance for doubtful receivables	24,073	22,440
Deferred rent	(327,692)	(290,807)
Options and warrants issued for services and other	529,055	542,758
Loss on sale of investment	—	20,000
Change in assets and liabilities:
Accounts receivable trade	(1,947,080)	(862,889)
Costs and earnings in excess of billings on uncompleted contracts	2,872,487	1,546,812
Inventory	(17,829)	26,134
Prepaid expenses and other	(26,332)	(221,842)
Accounts payable	317,492	(418,332)
Billings in excess of costs and earnings on uncompleted contracts	45,958	24,173
Accrued liabilities	(315,427)	683,989
Deferred revenue	1,201,003	1,174,224
Net cash used in operating activities	(2,945,095)	(4,532,492)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(119,437)	(144,916)
Deposits	1,027,585	1,004,097
Patent costs	(49,477)	(56,610)
Proceeds from sale of marketable debt securities	—	980,000
Proceeds from sale of trademark	—	50,000
Net cash provided by investing activities	858,671	1,832,571
CASH FLOW FROM FINANCING ACTIVITIES:
Net advance to stockholders	—	(12,753)
Issuance of long-term obligations	988,000	4,920,251
Repayment of long term obligations	(348,349)	(1,894,148)
Preferred stock dividends paid	(59,303)	—
Issuance of common stock	1,500,000	—
Issuance of bridge note	—	250,000
Repayment of bridge note	—	(250,000)
Exercise of warrants and options	8,400	558,787
Financing costs	(131,552)	(374,614)
Net refund of offering costs	—	43,356
Net cash provided by financing activities	1,957,196	3,240,879
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(129,228)	540,958
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,422,827	956,230
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,293,599	$1,497,188

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2006	2005

Cash paid for:
Interest	1,061,157	1,025,873

Noncash Investing and Financing Activities:
Conversion of convertible notes and related obligations, net of discount, and accrued interest into common stock	894,123	2,126,196
Issuance of Series B redeemable preferred stock in exchange for debt and related obligations	988,000	—
Issuance of Series C redeemable preferred stock in exchange for debt and related obligations	5,920,320	—
Issuance of common stock in conjunction with refinancing	189,000	788,284
Modification of warrants in conjunction with refinancing	110,453	—
Issuance of common stock through conversion of dividends outstanding on Series A preferred stock	541,398	—
Issuance of common stock in exchange for Series A and Series C preferred stock and cumulative dividends in arrears, thereon	—	121,822
Origination of warrants in conjunction with debt financing	308,376	1,335,000
Origination of warrants in conjunction with equity financing	103,229
Origination of options in exchange for financing fees	—	27,367
Cashless exercise of options and warrants	—	164,075
Goodwill allocation adjustment	—	946,852
Conversation of preferred stock dividends to common stock	500,000	—
Conversion of preferred stock to common stock	125,476	—
Origination of embedded derivatives in conjunction with debt financing	679,624	—
Origination of embedded derivatives with preferred stock	1,434,004	—

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006 (Unaudited) and December 31, 2005

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the financial position and the results of its operations and cash flows for the periods presented. It is suggested that these unaudited interim consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005, as amended (the “Form 10-KSB”).

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106, and 132R. SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status and/or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The implementation of SFAS 158 is not expected to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for calendar year companies on January 1, 2008. The Statement defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impacts of implementing this standard.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1N (SAB 108), “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which is effective for calendar year companies as of December 31, 2006. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated. Under this guidance, companies should take into account both the effect of a misstatement on the current year balance sheet as well as the impact upon the current year income statement in assessing the materiality of a current year misstatement. Once a current year misstatement has been quantified, the guidance in SAB Topic 1M, “Financial Statements — Materiality,” (SAB 99) should be applied to determine whether the misstatement is material. The implementation of SAB 108 is not expected to have a material impact on the Company’s financial statements.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for the Company’s first interim period beginning January 1 2007. The implementation of FIN 48 is not expected to have a material impact on the Company’s financial statements.

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net loss in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company, however, does not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the three and nine months ended September 30, 2006 and 2005, comprehensive loss is equivalent to the Company's reported net loss. Accordingly, a separate statement of comprehensive loss is not presented.

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

During the three months ended September 30, 2006, the Company raised approximately $2,000,000 in gross proceeds through private issuances of equity securities (pursuant to the Securities Purchase Agreements with Trellus Partners L.P. and The Shaar Fund, Ltd.), of which $1,500,000 was received in cash and $500,000 was paid in declared and unpaid dividends.

The Company may still be in need of additional capital however, and is currently considering various alternatives related to raising additional capital including new funding from other sources.  No assurance can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained to meet its needs, or that such financing would not be dilutive to existing shareholders.

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

As of January 1, 2006, the Company adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. Accordingly, financial statement amounts for the prior periods presented in this Form 10-QSB have not been restated to reflect the fair value method of expensing share-based compensation. Under this application, we are required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value estimated in accordance with the provisions of SFAS 123R and for the unvested portion of all share-based payments previously granted that remain outstanding which were based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The majority of our share-based compensation arrangements vest over either a three or four year vesting schedule. The Company expenses its share-based compensation under the ratable method, which treats each vesting tranche as if it were an individual grant. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, as amended by SFAS 148, and requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected option term”), the estimated volatility of our common stock price over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized as an expense in the consolidated statements of operations. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the service period, net of estimated forfeitures (the number of individuals that will ultimately not complete their vesting requirements). The estimation of stock awards that will ultimately vest requires significant judgment. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates. The compensation expense recognized in connection with the adoption of SFAS 123R increased the Company’s net loss by $239,136 with no effect per share for the three months ended September 30, 2006 and increased the Company’s net loss for the nine months ended September 30, 2006 by $529,055, with a $0.01 effect per share. There was no impact on cash flows from operations, investment, or financing in connections with the adoptions of SFAS 123R. As the Company uses the full valuation allowance with respect to deferred taxes, the adoption of SFAS 123R had no impact on deferred taxes.

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2006	2006

Cost of services	$15,468	$40,236
Selling, general and administrative	167,769	370,165
Research, development and engineering	55,899	118,654
	$239,136	$529,055

Valuation Assumptions for Stock Options

For the nine months ended September 30, 2006, 324,000 stock options were granted. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,
	2006	2005
Risk free interest rate	4.91-5.08%	4.16%
Expected life of options (in years)	4.0-7.0	7.0
Expected dividends	0%	0%
Volatility of stock price	92-118%	132%

	Nine Months Ended September 30,
	2006	2005
Risk free interest rate	4.53-5.08%	3.95-4.18%
Expected life of options (in years)	4.0-7.0	6.5-7.0
Expected dividends	0%	0%
Volatility of stock price	72-129%	132-134%

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

Fair Value Disclosures — Prior to SFAS 123R Adoption

The Company did not recognize compensation expense for employee stock option grants for the three and nine months ended September 30, 2005, when the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of grant.

The Company had previously adopted the provisions of SFAS 123 as amended by SFAS No.148, “Accounting for Stock-Based Compensation – Transition and Disclosure” through disclosure only. The following table illustrates the effects on net income and earnings per share for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005

Net loss
As reported	$(447,347)	$(1,371,016)
Fair value-based expense, net of tax	(218,054)	(654,162)
Proforma net loss	$(665,401)	$(2,025,178)

Loss applicable to common Stockholders
As reported	$(519,979)	$(1,632,168)
Fair value-based expense, net of tax	(218,054)	(654,162)
Proforma net loss	$(738,033)	$(2,286,330)

Basic and diluted loss per common share
As reported – Basic	$(0.01)	$(0.04)
As reported – Diluted	$(0.02)	$(0.09)
Proforma – Basic	$(0.02)	$(0.05)
Proforma – Diluted	$(0.05)	$(0.10)

1996 Stock Option Plan

During 1996, the Board of Directors and stockholders of the Company adopted the 1996 Stock Option Plan (the 1996 Plan). Under the 1996 Plan, 750,000 shares of common stock are reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 100% of fair market value for incentive stock options and 50% for all others. The term of stock options granted may not exceed ten years. Options issued under the Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined, all options outstanding vest immediately. The Plan expired in May 2005.

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

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2006:

Number of Options

	1996 Plan	1999 Plan	2004 Plan	Non Plan	Total	Range of exercise price	Weighted average exercise price	Weighted average remaining life (in years)
Balance, as of December 31, 2005	150,000	1,062,125	2,052,860	3,082,850	6,347,835			4.52

Granted	—	—	748,000	1,050,000	1,798,000	0.67-0.75	0.72
Exercised	—	—	—	—	—
Expired or cancelled	—	—	(42,610)	(14,850)	(57,460)	0.93-1.17	1.04
Balance, as of March 31, 2006	150,000	1,062,125	2,758,250	4,118,000	8,088,375	0.19-6.42	0.87	5.41

Granted	—	—	92,000	—	92,000	0.61	0.61
Exercised	—	—	—	—	—
Expired or cancelled	—	(132,456)	(102,000)	—	(234,456)	0.35-1.10	0.62
Balance, as of June 30, 2006	150,000	929,669	2,748,250	4,118,000	7,945,919	0.19-6.42	0.88	4.96

Granted	—	135,000	97,000	—	232,000	0.38-0.40	0.39
Exercised	—	—	—	—	—
Expired or cancelled	—	(69,669)	(124,500)	—	(194,169)	0.60-1.17	0.92
Balance, as of September 30, 2006	150,000	995,000	2,720,750	4,118,000	7,983,750	0.19-6.42	0.86	4.81
Available for future grants September 30, 2006	—	714,257	1,279,250	—	1,993,507

The options outstanding and exercisable at September 30, 2006 were in the following exercise price ranges:

Options Outstanding						Options Exercisable
Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate Intrinsic Value	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate Intrinsic Value
$0.19	60,000	$0.19	$1.90	$15,000	60,000	$0.19	1.90	$15,000
.29-.40	937,000	0.34	3.15	98,380	840,000	0.33	2.72	94,500
.46-.69	2,566,000	0.58	4.71	—	1,360,332	0.53	3.67	—
.75-1.11	2,626,250	0.94	5.70	—	1,396,249	1.07	5.20	—
1.17-1.62	1,746,500	1.30	4.71	—	1,428,162	1.30	4.61	—
6.42	48,000	6.42	1.37	—	48,000	6.42	1.37	—
$0.19-6.42	7,983,750			$113,380	5,132,743			$109,500

The weighted average remaining contractual life of options exercisable at September 30, 2006 was 4.05 years.

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.44 as of September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2006 was 900,000.

The weighted average fair value of options, as determined under SFAS No. 123R and SFAS 123, granted during the three months ended September 30, 2006 and September 30, 2005 was $0.31 and $0.84 per share, respectively, and during the nine months ended September 30, 2006 and September 30, 2005 was $0.53 and $1.09 per share respectively.

The total intrinsic value of options exercised during the three-month period ended September 30, 2006 and September 30, 2005 was $0 and $15,600, respectively. The aggregate intrinsic value of options exercised during the nine-month period ended September 30, 2006 and September 30, 2005 was $0 and $136,688 respectively.

As of September 30, 2006 future compensation cost related to nonvested stock options is approximately $688,791 and will be recognized over an estimated weighted average period of approximately 3.0 years.

4.  EARNINGS PER SHARE COMMON STOCK (“EPS”)

The Company’s basic EPS is calculated using net income (loss) and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes and preferred stock. For the three and nine months ended September 30, 2006, diluted per share computations are not presented since this effect would be antidilutive.

The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows for both of the following three and nine month periods ended September 30:

	Three Months ended September		Nine Months ended September
	2006	2005	2006	2005

Numerator:

Net income (loss)	$(6,232,732)	$(447,347)	$(11,101,996)	$(1,371,016)

Convertible preferred stock dividends and accretion	(369,200)	(72,632)	(581,877)	(261,152)
Income (loss) available to common stockholders (basic EPS)	(6,601,932)	(519,979)	(11,683,873)	(1,632,168)

Adjustment for interest expense and debt conversion features	—	(356,879)	—	(2,890,686)
Loss as adjusted (diluted EPS)	$(6,601,932)	$(876,858)	$(11,683,873)	$(4,522,854)

Denominator:
Weighted-average shares used to compute basic EPS	50,733,960	45,476,802	48,752,262	45,129,000
Effect of dilutive securities:
Convertible notes	—	8,384,793	—	6,888,328
Weighted-average shares used to compute diluted EPS	50,733,960	53,861,595	48,752,262	52,017,328

Earnings (loss) per share
Basic	$(0.13)	$(0.01)	$(0.24)	$(0.04)
Diluted	$(0.13)	$(0.02)	$(0.24)	$(0.09)

The following table summarizes the potential weighted average shares of common stock that were excluded from the diluted per share calculation, because the effect of including these potential shares was antidilutive.

	Three Months ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Preferred Stock	14,364,171	6,796,942	9,146,462	7,152,538
Convertible Debt	11,952,895	—	13,250,644	—
Stock Options	247,461	1,300,446	530,681	1,675,586
Warrants	6,668	54,908	440,647	580,125

Potentially dilutive securities	26,571,195	8,152,296	23,368,434	9,408,249

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Stock options	6,986,750	4,136,600	5,941,750	2,196,350
Warrants	14,124,486	13,058,042	10,226,475	9,383,042

Total	21,111,236	17,194,642	16,168,225	11,579,392

5.  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements at September 30, 2006 and December 31, 2005 consisted of the following:

	September 30,	December 31,
	2006	2005

Equipment	$530,120	$458,847
Furniture and fixtures	187,984	179,349
Software	116,011	104,414
Leasehold improvements	198,888	170,955
	1,033,003	913,565

Less accumulated depreciation and amortization	(568,586)	(365,298)

Total	$464,417	$548,267

6.  GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill resulted from the acquisition of Public Safety Group, Inc. and certain assets and assumed liabilities of the Mobile Government Division of Aether Systems, Inc. in 2004. As provided by SFAS No. 142, the Company has elected to perform the annual assessment of the carrying value of all goodwill as of September 30 of each year using a number of criteria, including the value of the overall enterprise. As of September 30, 2006, the Company believes no material impairment exists. Future impairment charges from existing operations or other acquisitions, if any, will be reflected as an operating expense in the statement of operations. As of  September 30, 2006 and December 31, 2005 goodwill totaled $11,389,654.

Other intangible assets as of September 30, 2006 and December 31, 2005 consisted of the following:

	September 30,	December 31,
	2006	2005
Copyrighted software	$1,181,429	$1,181,429
Customer relationships	1,009,000	1,009,000
Trademarks	807,872	807,872
Developed technology	710,000	710,000
Marketing agreements	605,340	605,340
Patents and patents pending	333,255	283,779
	4,646,896	4,597,420

Less: accumulated amortization	(1,943,237)	(1,295,597)

Total	$2,703,659	$3,301,823

Aggregate amortization expense for the nine months ended September, 2006 and 2005, was $647,640 and $1,474,979 respectively.

7.    Deferred financing costs

Deferred financing costs are amortized based upon the lives of the respective debt obligations.  The gross carrying amount of deferred financing costs at September 30, 2006 and December 31, 2005 was $335,828 and $1,763,238 respectively, and accumulated amortization was $103,949 and $200,900, respectively.  Amortization of deferred financing costs is included in interest expense, and was $46,633 and $14,999 for the three months ended September 30, 2006 and 2005 respectively, and was $167,275 and $29,621 for the nine months ended September 30, 2006 and 2005 respectively.

8.    CONVERTIBLE DEBT FINANCING

Long-term obligations consisted of the following as of:

	September 30,	December 31,
	2006	2005
2004
Convertible term notes	$3,016,655	$5,992,304
Discount	(553,812)	(2,134,340)
FMV of embedded derivatives	580,575	421,317
FMV of warrants	352,634	828,095
2005
Convertible term notes	1,800,000	5,284,723
Discount	(490,025)	(3,569,793)
FMV of embedded derivatives	494,091	590,226
FMV of warrants	290,721	655,416
2006
FMV of warrants	122,722	—
	5,613,561	8,067,948

Less current portion	1,481,611	6,584,437

Total	$4,131,950	$1,483,511

2004 and 2005 Senior Notes Amendment and Waivers

Effective as of January 23, 2006, the Company entered into an Amendment and Waiver (the “January Secured Notes Amendment and Waiver”) with Laurus Master Fund, Ltd (“Laurus”) in connection with the Secured Convertible Notes (the “Secured Notes”) then held by Laurus.

Under the January Secured Notes Amendment and Waiver, the Secured Notes issued by the Company to Laurus on September 29, 2004 in the aggregate principal amount of $5,000,000 (the “September 2004 Note”) and on June 8, 2005 in the aggregate principal amount of $2,000,000 (the “June 2005 Note”) were amended as follows: (i) the maturity date of the September 2004 Note was extended to January 1, 2008, (ii) the maturity date of the June 2005 Note was extended to December 1, 2008, and (iii) the fixed conversion price under each of the Secured Notes was reset from $1.35 to $0.85 per share. In addition, the exercise price of all warrants to purchase Common Stock of the Company held by Laurus was reset to $1.00 per share.

The Company also issued 150,000 shares (the “Newly Issued Shares”) of the Company’s Common Stock to Laurus in connection with the January Secured Notes Amendment and Waiver. In connection with the issuance of these shares, Laurus agreed to waive the provisions of the Secured Notes regarding any adjustment of the fixed conversion price that would otherwise be triggered as a result of the issuance of these shares and certain other securities which have a conversion price of $0.70 per share.

Effective as of August 10, 2006, the Company entered into a further Amendment and Waiver (the “August Secured Notes Amendment and Waiver”) with Laurus in connection with the Secured Notes. Under the August Secured Notes Amendment and Waiver, the September 2004 Note and June 2005 Note were amended as follows: (i) the principal amounts due and payable under the September 2004 Note and the June 2005 Note for the months of August and September 2006, respectively, shall be paid in shares of the Company’s Common Stock priced at $0.50 per share; and (ii) the principal amount due and payable under the September 2004 Note for the months of October, November and December 2006 is deferred until January 1, 2008, the final maturity date of the September 2004 Note, and the principal amount due and payable under the June 2005 Note for the months of October, November and December 2006 is deferred until December 1, 2008, the final maturity date of the June 2005 Note.

Pursuant to the August Secured Notes Amendment and Waiver, the Company issued 150,000 shares of its Common Stock to Laurus as consideration for the principal payment deferral.

2004 and 2005 Subordinated Notes

Effective as of January 23, 2006, the Company also entered into an Amendment and Waiver (the “Subordinated Notes Amendment and Waiver”) with certain holders (the “Subordinated Note Holders”) of its Subordinated Convertible Promissory Notes (the “Subordinated Notes”).

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

Effective as of August 10, 2006, the Company also entered into a Securities Exchange Agreement (the “Securities Exchange Agreement”) with the Subordinated Note Holders. Under the Securities Exchange Agreement, the Subordinated Notes were exchanged for shares (the “Series C Shares”) of the Company’s Series C Convertible Preferred Stock, which shares are initially convertible into Common Stock at $0.50 per share, having an aggregate value equal to the principal amount outstanding under the Subordinated Notes, plus accrued and unpaid interest thereon, and certain liquidated damages payments owed by the Company to the Subordinated Note Holders.

2004 and 2005 Senior Notes

The Senior Notes contain features that are considered embedded derivative financial instruments:  Principal’s conversion option:  The Notes are convertible at the Holder’s option at any time at the fixed conversion price of $0.50 per share; Monthly Payments Conversion Option:  Holders have the option to convert the Notes’ monthly payment at a $0.50 per share conversion price if the common stock price is higher than 110% of the conversion price ($0.55), as long as the amount converted is not higher than 25% of trading volume for the last 22 trading days. If the Notes’ monthly payments are not converted, the payments will be paid in cash at 102% of such amount; Interest Rate Adjustment provision:  For every 25% increase in common stock value above $0.50 per share, the interest will be reduced by 2%.  The interest rate may never be reduced below 0%; Default provision: In the event of default under the terms set forth above, the Senior Lenders will be entitled to specified remedies, including remedies under the Uniform Commercial Code.  These features have been bifurcated and recorded on the Company’s balance sheet at their fair value.

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

As of September 30, 2006 and December 31, 2005, respectively, the derivatives were valued at $1,074,666 and $1,011,543.  Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 73% to 118%; and risk free annual interest rate of 2.89% to 4.9% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using other binomial models and measuring the impact of the derivative on the expected interest payment amount over the life of the Note. The Warrants issued with the 2004 and 2005 debt financings classified as liabilities were valued at $643,355 and $1,483,511, as of September 30, 2006 and December 31, 2005 respectively, using the Black Scholes Option Pricing model with the following assumptions: dividend yield of 0%; annual volatility of 82%-88% and risk-free interest rate of 4.6%, and dividend yield of 0%; annual volatility of 98% to 111%% and risk-free interest rate of 4.4%, respectively.

The initial relative fair values of both the derivatives and the warrants were recorded as discounts to the Notes and are being amortized to interest expense over the expected term of the debt, using the effective interest method.  At September 30, 2006, the unamortized discount on the Notes was $553,812 and $490,025 for 2004 and 2005 notes, respectively.  The effective interest rate on the Notes for the periods ended September 30, 2006 and December 31, 2005 ranged between 15% and 136% based on the frequency of principal payments as well as actual payments made. At December 31, 2005, the unamortized discount on the Notes was $2,134,340 and $3,569,793 for 2004 and 2005 notes, respectively.

2006 Notes

The Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), effective as of January 23, 2006, with The Shaar Fund, Ltd., Longview Fund, L.P. and Longview Special Finance (collectively, the “Purchasers”).

Under the Securities Purchase Agreement, the Company issued to the Purchasers Convertible Term Notes (the “Convertible Notes”) in the aggregate principal amount of $1,000,000, bearing interest at 15% per annum. The Convertible Notes converted into shares of the Series B Preferred Stock of the Company on February 23, 2006 (see Note 10), which shares are convertible into shares of the Common Stock of the Company at a fixed conversion price of $0.50 per share.

In connection with the Purchasers’ purchase of the Notes, the Company also issued warrants to the Purchasers (the “Warrants”) to purchase up to an aggregate of 500,000 shares of the Company’s Common Stock (subject to adjustment as set forth therein) at a per share exercise price of $0.50 per share. The proceeds from this transaction will be used for general working capital purposes.

The Warrants were classified as liabilities and were valued at $122,722 as of September 30, 2006, using the Black Scholes Option Pricing model with the following assumptions: dividend yield of 0%; annual volatility of 93% and risk-free interest rate of 4.6%.

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

During the nine-month period ended September 30, 2006, the Company failed to make such payments or issue such registered shares to subordinated debt holders. The failure to make the required monthly payments caused the subordinated debt to default, and in accordance with the provisions set forth in the subordinated convertible note agreements, the interest rate on the subordinated notes was increased by an additional 2.0% per annum.

In connection with the exchange of subordinated debt for Series C Convertible Preferred Stock pursuant to the Securities Exchange Agreement, as described above, the then current interest liability of the note holders was exchanged for Series C Convertible Preferred Stock.

During the nine-month period ended September 30, 2006, the Company made the required payments to the 2004 and 2005 senior debt holder, Laurus.  However, due to the non-payment of subordinated interest described above, the Company incurred, in accordance with the cross-default provisions of the senior debt agreements, an additional 2% default interest penalty relating to the senior debt.  Total accrued interest expense and default interest as at September 30, 2006 was $664,678 as related to the 2004 and 2005 senior convertible notes.

Total accrued interest for all convertible debt as for September 30, 2006 amounted to $664,878.

9.    ACCRUED LIABILITIES

Accrued liabilities at September 30, 2006 and December 31, 2005 consisted of the following:

	September 30,	December 31,
	2006	2005

Contract costs not yet invoiced by vendors	$2,092,615	$3,654,440
Compensation	649,475	614,934
Royalties	473,460	294,512
Interest	845,932	684,253
Other	332,390	272,376

Total	$4,393,872	$5,520,515

10.      REDEEMABLE PREFERRED STOCK

Series B Convertible Preferred Stock

The Company issued 1,000,000 shares of redeemable Series B Convertible Preferred Stock on February 23, 2006, upon the conversion of certain convertible term notes. Each share of Series B preferred stock has an Original Issue Price of $1.00 per share. The holder has the option to redeem the shares of Series B preferred stock at any time for a number of shares of the Company’s common stock equal to the Original Issue Price plus accumulated and unpaid dividends divided by the fixed conversion price of $0.50 per share of Common Stock. The conversion price is subject to adjustment if common stock is issued by the Company subsequent to the original issue date of the Series B preferred stock, except for other conversions, options, warrants, dividends paid in stock or pursuant to an acquisition by the Company, at a price less than the conversion price. Mandatory conversion of all Series B shares will be automatic if, for the 30 trading days prior to January 1, 2009, the average closing bid price for one share of common stock is at least $1.10. The shares shall be converted at the conversion price then in effect. If the average bid price for the 30 trading days prior to January 1, 2009 per common share is less than $1.10 the Company shall mandatorily redeem all remaining outstanding Series B preferred stock by paying cash equal to $1.00 per share with all accrued and unpaid dividends.  The Company may, at its election, redeem any or all of the remaining outstanding Series B shares in cash at a conversion price equal to $1.20 per share, together with all accrued and unpaid dividends upon giving 30 day notice. Holders of the Series B preferred stock are entitled to cumulative, prior and in preference to holders of common stock dividends equal to 15% per annum of the Original Purchase Price still outstanding, payable quarterly commencing April 1, 2006. In any liquidation of the Company, each share of preferred stock is entitled to a liquidation preference in pari passu with the Series A and Series C Preferred stock before any distribution may be made on the Company’s common stock.

During the three months ended September 30, 2006, $52,603 of dividends ($0.053 per share) was declared payable to the holders of Series B Convertible Preferred Stock, of which $28,932 was paid in cash during the period. As of September 30, 2006, 1,000,000 preferred stock shares are authorized, issued and outstanding, at a par value of $0.0001 and a liquidation preference of $1.00 with accumulated dividends in arrears of $37,808, which have been accreted to the principal balance of the Series B preferred stock.

The Preferred Stock contains features that are considered embedded derivative financial instruments:  Preferred Stock’s conversion option:  The Preferred Stock is convertible at the Holder’s option at any time at the fixed conversion price of $0.50 per share; Quarterly Dividends Conversion Option:  Holders have the option to convert the Stock’s quarterly dividend payment at a conversion price of the average 10 days closing price prior to the dividend payment date.  These features have been bifurcated and recorded on the Company’s balance sheet at their fair value.

As of September 30, 2006 the derivatives were valued at $200,466.  Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 15%; annual volatility of 39%; and risk free annual interest rate of 4.69% as well as probability analysis related to trading volume restrictions.

An amount equal to the original value of the derivatives was recorded as a discount to the Preferred Stock.  The discount is being accreted to the principal balance of the Preferred Stock, using the effective interest method, over the expected term of the term of the Preferred Stock.  At September 30, 2006, the unamortized discount on the Preferred Stock was $284,579.

Series C Convertible Preferred Stock

The Company issued 592,032 shares of redeemable Series C Convertible Preferred Stock on August 10, 2006, upon the exchange of certain convertible term notes. Each share of Series C preferred stock has an Original Issue Price of $10.00 per share. The holder has the option to redeem the shares of Series C preferred stock at any time for a number of shares of the Company’s common stock equal to the Original Issue Price plus accumulated and unpaid dividends divided by the fixed conversion price of $0.50 per share of Common Stock. The conversion price is subject to adjustment if common stock is issued by the Company subsequent to the original issue date of the Series C preferred stock, except for other conversions, options, warrants, dividends paid in stock or pursuant to an acquisition by the Company, at a price less than the conversion price. Mandatory conversion of all Series C shares will be automatic if, for the 30 trading days prior to January 1, 2009, the average closing bid price for one share of common stock is at least $1.20. The shares shall be converted at the conversion price then in effect. If the average bid price for the 30 trading days prior to January 1, 2009 per common share is less than $1.20 the Company shall mandatorily redeem all remaining outstanding Series C preferred stock by paying cash equal to $10.00 per share with all accrued and unpaid dividends.  The Company may, at its election, redeem any or all of the remaining outstanding Series C shares in cash at a conversion price equal to $12.00 per share, together with all accrued and unpaid dividends upon giving 30 day notice. Holders of the Series C preferred stock are entitled to cumulative, prior and in preference to holders of common stock dividends equal to 15% per annum of the Original Purchase Price still outstanding, payable quarterly commencing September 1, 2006. In any liquidation of the Company, each share of preferred stock is entitled to a liquidation preference in pari passu with the Series A and Series B Preferred stock before any distribution may be made on the Company’s common stock.

During the three months ended September 30, 2006, $51,093 of dividends ($0.086 per share) was declared payable to the holders of Series C Convertible Preferred Stock, of which $30,371 was paid in cash during the period. As of September 30, 2006, 600,000 preferred stock shares are authorized, issued and outstanding, at a par value of $0.0001 and a liquidation preference of $10.00 with accumulated dividends in arrears of $72,990, which have been accreted to the principal balance of the Series C preferred stock.

The Preferred Stock contains features that are considered embedded derivative financial instruments:  Preferred Stock’s conversion option:  The Preferred Stock is convertible at the Holder’s option at any time at the fixed conversion price of $0.50 per share; Quarterly Dividends Conversion Option:  Holders have the option to convert the Stock’s quarterly dividend payment at a conversion price of the average 10 days closing price prior to the dividend payment date.  These features have been bifurcated and recorded on the Company’s balance sheet at their fair value.

As of September 30, 2006 the derivatives were valued at $1,186,772.  Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 15%; annual volatility of 39%; and risk free annual interest rate of 4.69% as well as probability analysis related to trading volume restrictions.

An amount of $1,073,537 equal to the original value of the derivatives was recorded as discount to the

Preferred Stock.  The discount is being accreted to the principal balance of the Preferred Stock, using the effective interest method, over the expected term of the term of the Preferred Stock.  At September 30, 2006, the unamortized discount on the Preferred Stock was $1,011,250.

Together with the above transaction, the terms of certain warrants held by the Company’s investment bankers and their associates were modified. The incremental value of the modification was calculated to be $110,453, and was allocated against the proceeds of the Series C Convertible Preferred Stock as a cost of financing, and will be accreted to the principal balance of the Preferred Stock, using the effective interest method, over the expected term of the term of the Preferred Stock.  At September 30, 2006, the net amount remaining to be accreted was $104,056.

11.     STOCKHOLDERS EQUITY

Common Stock

During the three months ended September 30, 2006, investors converted accrued interest on convertible term notes of $27,806 into 55,950 shares of the Company’s common stock.

Pursuant to the Amendment and Waiver with Laurus mentioned above in Note 8, the Company converted principal payments owing on the 2004 and 2005 Senior Notes for August and September 2006 to 1,016,141 shares of the Company’s common stock.

Pursuant to the Securities Purchase Agreement with Trellus mentioned above in Note 2, the Company  issued and sold 3,000,000 shares of its Common Stock to Trellus, at a purchase price of $0.50 per share, for an aggregate purchase price of $1,500,000.

Pursuant to the Securities Purchase Agreement with Shaar mentioned above in Note 2, the Company issued and sold 1,000,000 shares of its Common Stock to Shaar, at a purchase price of $0.50 per share, for an aggregate purchase price of $500,000, which was paid by exchanging Shaar’s rights in an aggregate amount of $500,000 in accrued and unpaid dividends on the shares of Series A Convertible Preferred Stock then held by Shaar. In addition, Shaar converted $67,201 of unpaid dividends owing on the shares of its Series A Convertible Preferred Stock into 134,402 shares of the Company’s common stock during the period.

Convertible Preferred Stock

During the three months ended September 30, 2006, $606,968 of dividends ($17.070 per share) was declared payable to the holders of Series A Convertible Preferred Stock. $500,000 of the amount payable to Shaar was used to pay the purchase price of the 1,000,000 shares of Common Stock, as mentioned above, and $67,201 was converted into shares of the Company’s common stock, also as mentioned above.

As of September 30, 2006, cumulative dividends in arrears related to the Series A preferred stock were approximately $14,320, which have been accreted to the principal balance of the Series A preferred stock.

Warrants

The following table summarizes the warrant activity for the nine month period ending September 30, 2006:

Balance, December 31, 2005	13,188,280

Granted	500,000
Exchanged	—
Exercised	—
Expired or cancelled	(25,000)

Balance, March 31, 2006	13,663,280

Granted	11,123
Exchanged	—
Exercised	(26,250)
Expired or cancelled	—

Balance, June 30, 2006	13,648,153

Granted	533,333
Exchanged	—
Exercised	—
Expired or cancelled	—

Balance, September 30, 2006	14,181,486

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

Geographically, North American sales accounted for approximately 100% of the Company’s total sales for three and nine month periods ending September 30, 2006 and 2005.

Summarized financial information concerning our reportable segments is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenue:
Law	$2,864,104	$2,357,086	$7,764,316	$8,261,127
Fire	1,232,667	804,202	2,736,459	2,315,553
Biometrics	103,327	71,183	681,284	280,934
Consolidated Revenue	$4,200,098	$3,232,471	$11,182,059	$10,857,614
Segment operating profit/(loss)
Law	308,709	(944,211)	(353,101)	(2,874,821)
Fire	(99,655)	(325,474)	(1,277,850)	(1,320,430)
Biometrics	(890,257)	(764,040)	(2,237,302)	(2,333,900)
Total Segment Operating Loss	(681,203)	(2,033,725)	(3,868,253)	(6,529,151)
Reconciliation to net loss
Interest expense	(586,689)	(1,605,771)	(4,915,445)	(2,992,780)
Interest income	—	6,908	—	35,958
Loss on extinguishment of debt	(5,493,701)	—	(7,815,717)	—
Derivative and warrant fair value adjustments	547,752	3,210,057	5,548,604	8,160,305
Other expense	(18,891)	(24,816)	(51,185)	(45,348)
Net loss	$(6,232,732)	$(447,347)	$(11,101,996)	$(1,371,016)

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

Furthermore, on August 10, 2006, the Company exchanged convertible debt for preferred stock, and issued common stock and warrants in consideration for certain modifications of its outstanding 2004 and 2005 Notes, as explained in Note 8.

In accordance with the Emerging Issues Task Force of the FASB No. 96-19, Debtor’s Accounting for Modification or Exchange of Debt Terms (“EITF 96-19”), the Company recorded a non-operating loss on extinguishment of debt of $5,493,701.  The loss mainly relates to the accounting for the effect of the modification of certain embedded derivatives, and changes in the present value of debt.  In accordance with EITF 96-19, the New Notes are recorded in the Company’s balance sheet at fair value at the date of the modification.

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

Stock-Based Compensation

As of January 1, 2006, the Company adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. Accordingly, financial statement amounts for the prior periods presented in this Form 10-QSB have not been restated to reflect the fair value method of expensing share-based compensation. Under this application, we are required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value estimated in accordance with the provisions of SFAS 123R and for the unvested portion of all share-based payments previously granted that remain outstanding which were based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The majority of our share-based compensation arrangements vest over either a three or four year vesting schedule. The Company expenses its share-based compensation under the ratable method, which treats each vesting tranche as if it were an individual grant. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, as amended by SFAS 148, and requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected option term”), the estimated volatility of our common stock price over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized as an expense in the consolidated statements of operations. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the service period, net of estimated forfeitures (the number of individuals that will ultimately not complete their vesting requirements). The estimation of stock awards that will ultimately vest requires significant judgment. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates. The compensation expense recognized in connection with the adoption of SFAS 123R increased the Company’s net loss by $239,136 with no effect per share for the three months ended September 30, 2006 and increased the Company’s net loss for the nine months ended September 30, 2006 by $529,055, with a $0.01 effect per share. There was no impact on cash flows from operations, investment, or financing in connections with the adoptions of SFAS 123R. As the Company uses the full valuation allowance with respect to deferred taxes, the adoption of SFAS 123R had no impact on deferred taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106, and 132R. SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status and/or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The implementation of SFAS 158 is not expected to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for calendar year companies on January 1, 2008. The Statement defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impacts of implementing this standard.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1N (SAB 108), “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which is effective for calendar year companies as of December 31, 2006. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated. Under this guidance, companies should take into account both the effect of a misstatement on the current year balance sheet as well as the impact upon the current year income statement in assessing the materiality of a current year misstatement. Once a current year misstatement has been quantified, the guidance in SAB Topic 1M, “Financial Statements — Materiality,” (SAB 99) should be applied to determine whether the misstatement is material. The implementation of SAB 108 is not expected to have a material impact on the Company’s financial statements.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for the Company’s first interim period beginning January 1 2007. The implementation of FIN 44 is not expected to have a material impact on the Company’s financial statements.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

AS COMPARED TO SEPTEMBER 30, 2005

INTRODUCTION

In the fourth quarter of 2005, the Company restructured its operations into three business segments: Biometrics, Law Enforcement and Fire Safety. Each segment is headed by a General Manager and organized to quickly respond to market needs as well as to drive down costs to achieve profitability. Management believes that this initiative will lead to increased opportunities throughout 2006 as the General Managers continue to develop their business units. During the quarter ended September 30, 2006 the Company continued to stay focused on its objectives of increasing revenue and managing expenses.

Consolidated Results of Operations - Percent Trend

	Three Months Ended September 30,
	2006	2005
Revenues
Services	77%	77%
License fees and other	23%	23%
	100%	100%
Costs and other expenses
Services	15%	16%
Cost of license fees and other	4%	4%
Selling, general and administrative	59%	88%
Research, development and engineering	39%	55%
	117%	163%
Operating loss	-17%	-63%

Other income (deductions)
Total other income (deductions)	-131%	49%
NET LOSS	-148%	-14%

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

	Three months ended
	September 30,
	2006	2005	$ Change	% Change

Revenues
Law Enforcement
Service	$2,352,940	$1,730,843	$622,097	36%
License & other	511,164	626,243	(115,079)	-18%
	2,864,104	2,357,086	507,018	22%
Fire Safety
Service	849,369	727,288	122,081	17%
License & other	383,298	76,914	306,384	398%
	1,232,667	804,202	428,465	53%
Biometrics
Service	23,874	38,752	(14,878)	-38%
License & other	79,453	32,431	47,022	145%
	103,327	71,183	32,144	45%

Total Revenue	$4,200,098	$3,232,471	$967,627	30%

Cost of goods sold
Law Enforcement
Service	$349,940	$373,890	$(23,950)	-6%
License & other	100,521	101,350	(829)	-1%
	450,461	475,240	(24,779)	-5%
Fire Safety
Service	240,841	121,330	119,511	99%
License & other	7,419	18,665	(11,246)	-60%
	248,260	139,995	108,265	77%
Biometrics
Service	21,660	8,623	13,037	151%
License & other	40,335	5,618	34,717	618%
	61,995	14,241	47,754	335%

Total COGS	$760,716	$629,476	$131,240	21%

Revenues

Law Enforcement

Service revenue for the segment for the three month period ended September 30, 2006 included $773,430 from a long-term project that the Company had participated in as a subcontractor.  The amount resulted from a cash payment of $570,546 along with $202,884 of revenue that was previously deferred until evidence of full acceptance by the end user was received by the Company.  That increase was offset by a reduction in revenue from other longer-term project work that was present in 2005, as the Company moves to more of a license-based model.

Fire Safety

For the three months ended September 30, 2006, total revenue for the Fire Safety segment increased by 53%, over the same three months in 2005. The current year license revenue included $246,960 in license sales as part of a substantial county-wide implementation for one of our new customers. Both license and service revenue for the segment have shown steady growth quarter over quarter in 2006, and management expects to see continued growth in the Fire Safety segment.

Biometrics

For the three months ended September 30, 2006, the Biometric segment had revenues representing a 45% increase over the same period in 2005. However, sales in this segment continue to be choppy and less predictable as the market for the Biometrics’ products continues to develop at an inconsistent pace.

Costs of goods sold

Law Enforcement

License and other costs are attributable primarily to revenues derived from product sales, for which we are required to pay a royalty, and is primarily driven by the sales mix.

Due to the change in focus from long-term projects to licensing-based agreements, cost of goods sold in total for the segment decreased when compared to the same period in 2005 as labor costs, for both employees and consultants were eliminated as projects were completed.

Fire Safety

License and other costs are attributable primarily to revenues derived from product sales for which we are required to pay a royalty. These costs are solely dependent specifically on what products were sold.

Overall costs of goods sold for the Fire segment were higher in 2006 due to increased proportional sales volume in the period, which lead to a higher allocation of corporate expenses. Cost of goods sold are predominately employee salaries and associated expenses.

Biometrics

License and other costs are primarily related to the hardware costs related to sales of biometric fingerprint readers. The change in cost of goods sold is directly attributable to the product mix between types of readers sold and the volume of readers sold, as well as the addition of dedicated personnel for this segment.

Selling, general and administrative

	Three months ended September 30,
	2006	2005	$ Change	% Change

Law Enforcement	$1,196,641	$1,792,514	$(595,873)	-33%
Fire Safety	740,504	672,289	68,215	10%
Biometrics	530,202	372,072	158,130	42%

Total	$2,467,347	$2,836,875	$(369,528)	-13%

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

The overall decline in total SG&A costs for the quarter ended September 30, 2006 as compared to 2005 are primarily attributable to the continued focus by management on cost reduction initiatives taken during the fourth quarter of 2005 after the acquisitions of Public Safety Group and Aether Mobile Government were completed. Management believes the appropriate resources are in place to support its strategic goals but also continues to analyze the expense structure and continues to explore ways to further reduce costs, through synergies and increased system efficiencies. During the quarter ended September 30, 2006, these reductions have been partially offset by additional costs related to reporting and compliance that the Company has experienced due to the amendments of our previously filed registration statements.

Research, development and engineering

	Three months ended
	September 30,
	2006	2005	$ Change	% Change

Law Enforcement	$908,294	$1,033,543	$(125,249)	-12%
Fire Safety	343,558	317,393	26,165	8%
Biometrics	401,386	448,909	(47,523)	-11%

Total	$1,653,238	$1,799,845	$(146,607)	-8%

Law Enforcement and Biometrics

R & D costs have decreased in the third quarter of 2006 as compared to 2005 primarily related to the staff and cost structure reductions undertaken to move the Company toward the break-even point while still supporting sales growth.

Fire Safety

R & D costs have increased during the 2006 period as compared to 2005, as the company added an employee and contracted with a consultant to assist with the release of product upgrades.

Other income and expense

	Three months ended September 30,
	2006	2005	$ Change	% Change

Interest income	$—	$6,908	$(6,908)	-100%
Interest expense	(586,689)	(1,605,771)	1,019,082	63%
Derivative and warrant fair value adjustments	547,752	3,210,057	(2,662,305)	-83%
Loss on extinguishment of debt	(5,493,701)	—	(5,493,701)	—
Other income (expense)	(18,891)	(24,816)	5,925	24%

Total	$(5,551,529)	$1,586,378	$(7,137,907)	-450%

For the quarter ended September 30, 2006, consolidated interest expense decreased $1,019,082 or 63% as compared to the same quarter in 2005.  The decrease was attributable to decreases in long term debt, related discount and other debt related instruments.  Interest expense includes actual cash paid for interest as well as non-cash charges for amortization of debt discounts, and interest expense on the letter of credit arrangement, offset by waived liquidated damages.

For the quarter ended September 30, 2006, derivative and warrant fair value adjustments decreased, when compared to the 2005 period, due to changes in the fair market value of embedded derivatives and detachable warrants issued with convertible debt issued in 2004 and 2005, as well as additional derivatives recorded as a result of financings in 2006. In addition, as mentioned in Note 13 above, the derivatives with respect to the 2004 and 2005 financings were extinguished as part of the August 2006 debt restructuring.  The changes represent non-cash income and expenses charges to the statement of operations. The fair value of the derivatives will fluctuate based on; our stock price on the valuation date, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate, and the time to maturity of the outstanding debt at different points in time.

NINE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO SEPTEMBER 30, 2005

Consolidated Results of Operations - Percent Trend

	Nine Months Ended September 30,
	2006	2005
Revenues
Services	75%	77%
License fees and other	25%	23%
	100%	100%
Costs and other expenses
Services	18%	22%
Cost of license fees and other	4%	6%
Selling, general and administrative	70%	81%
Research, development and engineering	43%	51%
	135%	160%
Operating loss	-35%	-60%

Other income (deductions)
Total other income (deductions)	-64%	47%
NET LOSS	-99%	-13%

The Law Enforcement and Fire Safety segments were purchased during 2004. Prior to this segmentation of the business, management evaluated the business as one consolidated operation. For presentation and comparability purposes the allocation of costs between segments for prior periods has been estimated.

The Company evaluates performance and allocates resources based on revenues and operating income (loss). Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment in addition to those allocated as a percentage based on the segments’ revenues and other factors. The segmentation of operating income as noted above and detailed below reflects how management now evaluates its business.  Assets for the Company are commingled and are related to all operating segments. Management does not evaluate or identify the operating assets of the segments separately.

	Nine months ended September 30,
	2006	2005	$ Change	% Change
Revenues
Law Enforcement
Service	$6,332,470	$6,170,338	$162,132	3%
License & other	1,431,846	2,090,789	(658,943)	-32%
	7,764,316	8,261,127	(496,811)	-6%
Fire Safety
Service	2,004,164	2,046,705	(42,541)	-2%
License & other	732,295	268,848	463,447	172%
	2,736,459	2,315,553	420,906	18%
Biometrics
Service	60,487	101,581	(41,094)	-40%
License & other	620,797	179,353	441,444	246%
	681,284	280,934	400,350	143%

Total Revenue	$11,182,059	$10,857,614	$324,445	3%

Cost of goods sold
Law Enforcement
Service	$1,212,211	$1,875,278	$(663,067)	-35%
License & other	235,555	510,235	(274,680)	-54%
	1,447,766	2,385,513	(937,747)	-39%
Fire Safety
Service	712,651	469,039	243,612	52%
License & other	47,567	101,475	(53,908)	-53%
	760,218	570,514	189,704	33%
Biometrics
Service	99,793	29,217	70,576	242%
License & other	78,212	47,166	31,046	66%
	178,005	76,383	101,622	133%

Total COGS	$2,385,989	$3,032,410	$(646,421)	-21%

Revenues

Law Enforcement

Service revenue for the segment for the nine month period ended September 30, 2006 included $1,408,670 from a long-term project that the Company had participated in as a subcontractor.  The amount resulted from a cash payment of $570,546 along with $838,124 of revenue that was previously deferred until evidence of full acceptance by the end user was received by the Company.  That increase was offset by a reduction in revenue from other longer-term project work that was present in 2005, as the Company moves to more of a license-based model.

Fire Safety

The revenue for this segment increased over the prior year by 18%. Revenue for the segment has shown steady growth quarter over quarter in 2006, and management expects to see continued growth in the Fire Safety segment.

Biometrics

A substantial portion of the revenue for the nine months ended September 30, 2006, was primarily attributable to a large license order in Q1 2006 from a new customer. However, sales in this segment continue to be choppy and less predictable as the market for the Biometrics’ products continues to develop at an inconsistent pace.

Costs of goods sold

Law Enforcement

License and other costs are attributable primarily to revenues derived from product sales for which we are required to pay a royalty. The decrease in cost is primarily driven by the sales mix.

Due to the change in focus from long-term projects to licensing-based agreements, cost of goods sold in total for the segment decreased when compared to the same period in 2005 as labor costs, for both employees and consultants were eliminated as projects were completed.

Fire Safety

License and other costs are attributable primarily to revenues derived from product sales for which we are required to pay a royalty.  The decrease in cost is primarily driven by the product mix.

Services costs have increased over the same period in the prior year, as this segment received a higher sum of allocable corporate expenses, which was commensurate with Fire’s share of Company revenues. The increase in cost of goods sold for the Fire Segment was in proportion with the segment’s revenues.

Biometrics

License and other costs are primarily related to the hardware costs of sales of biometric fingerprint readers. The change in cost of goods sold is directly attributable to the product mix between types of readers sold and the volume of readers sold as well as the addition of dedicated personnel for this segment. Fluctuations of expenses in this segment should be read in the context of a small prior-year base-line value of costs.

Selling, general and administrative

	Nine months ended September 30,
	2006	2005	$ Change	% Change

Law Enforcement	$3,788,766	$5,566,055	$(1,777,289)	-32%
Fire Safety	2,299,284	2,087,568	211,716	10%
Biometrics	1,746,087	1,155,346	590,741	51%

Total	$7,834,137	$8,808,969	$(974,832)	-11%

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

The overall decline in total SG&A costs for the nine months ended September 30, 2006 as compared to 2005 are primarily attributable to the continued focus by management on cost reduction initiatives taken during the fourth quarter of 2005 after the acquisitions of Public Safety Group and Aether Mobile Government were completed. Management believes the appropriate resources are in place to support its strategic goals but also continues to analyze the expense structure and continues to explore ways to further reduce costs, through synergies and increased system efficiencies. During the nine months ended September 30, 2006, these reductions have been partially offset by additional costs related to reporting and compliance that the Company has experienced due to the restatements of our previously filed financial statements, and amendments of our previously filed registration statements.

Research, development and engineering

	Nine months ended September 30,
	2006	2005	$ Change	% Change

Law Enforcement	$2,880,886	$3,184,380	$(303,494)	-10%
Fire Safety	954,807	977,900	(23,093)	-2%
Biometrics	994,493	1,383,106	(388,613)	-28%

Total	$4,830,186	$5,545,386	$(715,200)	-13%

Law Enforcement and Fire Safety

R & D costs have decreased for the nine months ended September 30 of 2006 as compared to 2005 primarily related to the staff and cost structure reductions undertaken to move the Company toward the break-even point while still supporting sales growth.

Biometrics

R & D costs have decreased for the nine months ended September 30 of 2006 as compared to 2005.  The Company continues to develop further integration of its Biometric software solutions in other products with in Company as well as partnering with other solutions in the marketplace, which resulted in BIO-key leveraging these third party solutions and reducing its own R & D costs.

Other income and expense

	Nine months ended September 30,
	2006	2005	$ Change	% Change

Interest income	$—	$35,958	$(35,958)	-100%
Interest expense	(4,915,445)	(2,992,780)	(1,922,665)	-64%
Derivative and warrant fair value adjustments	5,548,604	8,160,305	(2,611,701)	-32%
Loss on extinguishment of debt	(7,815,717)	—	(7,815,717)	—%
Other income (expense)	(51,185)	(45,348)	(5,837)	-13%

Total	$(7,233,743)	$5,158,135	(12,391,878)	-240%

For the three quarters ended September 30, 2006, consolidated interest expense increased $1,922,665 or 64% as compared to the same period in 2005.  The increase was attributable to increases in long term debt, related discount and other debt related instruments.  Interest expense includes actual cash paid for interest as well non-cash charges for amortization of debt discounts, and interest expense on the letter of credit arrangement. The increase in interest expense during 2006 was primarily related to the default interest provisions and the liquidating damages provisions enforced with respect to the convertible debt instruments, offset by the conversion of debt to equity in August 2006.

For the nine months ended September 30, 2006 and 2005, derivative and warrant fair value adjustments decreased when compared to the 2005 period, due to changes in the fair market value of embedded derivatives and detachable warrants issued with convertible debt issued in 2004 and 2005, as well as additional derivatives recorded as a result of financings in 2006. In addition, as mentioned in Note 13 above, the derivatives with respect to the 2004 and 2005 financings were extinguished as part of the August 2006 debt restructuring.  The changes represent non-cash income and expenses charges to the statement of operations. The fair value of the derivatives will fluctuate based on; our stock price on the valuation date, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate, and the time to maturity of the outstanding debt at different points in time.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during the nine months ended September 30, 2006 was approximately $2,945,000 compared to approximately $4,532,000 during the nine months ended September 30, 2005.  Some of the major drivers of this change are discussed in more detail below.

•                                          The Company reported positive cash flows related to a decrease in costs and earnings in excess of billings on uncompleted contracts of approximately $2,491,000. Costs and earnings in excess of billings on uncompleted contracts represent services which have been performed on long term contracts but have not been invoiced due to milestones contained within the contracts.  In the nine months ended September 30, 2006, the Company was able to bill more customers due to the fact that certain milestones had been reached.

•                                          Positive cash flows were reported from an increase in deferred revenue of approximately $1,201,000 due to a general increase in maintenance backlog. The increase in the deferred revenue balance was offset by an increase in accounts receivable of approximately $1,947,000 primarily related to an increase in periodic billing commensurate with the growth of maintenance revenue within the Law segment and the growth of license revenue within the Fire segment.

The following non-cash items that are reflected in the Company’s statement of operations are used to reconcile the net loss to the net cash used in operating activities during the nine months ended September 30, 2006:

•                                          The Company issued notes in 2004, 2005 and 2006 that contained embedded derivatives. In the nine months ended September 30, 2006, the Company recorded a gain of approximately $5,549,000 related to the decrease in value of these derivatives. The decrease in value was caused by the decline in the value of the underlying BIO-key stock.

•                                          A debt discount was recorded when the notes were initially recorded to reflect the FMV of derivatives and warrants related to the debt. The discount is amortized using the effective interest method into earnings over the life of the related debt. In the nine months ended September 30, 2006, the Company recorded non-cash interest expense related to the amortization of the debt discount of approximately $2,516,000.

•                                          The Company recorded a non-operating loss on extinguishment of debt of approximately $7,816,000. The loss mainly relates to the accounting for the effect of the modification of certain embedded derivatives, extinguishment of previously recorded deferred financing costs and changes in the present value of debt and warrants.

Net cash provided by investing activities for the nine months ended September 30, 2006 was approximately $859,000, largely a result of the return of deposits related to long-term contracts.  This compares to net cash provided by investing activities of approximately $1,833,000 for the corresponding period in 2005. The 2005 amount consisted of approximately $1,004,000 from the return of deposits related to long-term contracts, $980,000 from sale of marketable securities and $50,000 in proceeds from the sale of a trademark.

Net cash provided by financing activities during the nine months ended September 30, 2006 was approximately $1,957,000 compared to net cash provided by financing activities of approximately $3,241,000 in the corresponding period in 2005.  The 2006 amount included equity proceeds of $1,500,000, debt proceeds of $988,000 offset by $348,000 of debt repayments and $132,000 for costs to issue the new debt. The 2005 amount included debt proceeds of approximately $4,920,000, proceeds from warrants and option exercises of approximately $559,000, offset by debt repayments of approximately $1,894,000.

Working capital deficit at September 30, 2006 was approximately $6,345,000 as compared to a deficit of approximately $8,952,000 at December 31, 2005, the improvement of which was driven mainly by the Company’s refinancing in February and August 2006, through conversion of debt to Preferred Stock.

Since January 7, 1993 (date of inception), our capital needs have been principally met through proceeds from the sale of equity and debt securities.

We do not expect any material capital expenditures during the next twelve months.

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Liquidity outlook

At September 30, 2006 our total of cash and cash equivalents was $1,293,599 as compared to $1,422,827 at December 31, 2005. As discussed above, the Company has financed itself through access to the capital markets by issuing debt securities, convertible preferred stock and common stock.

We currently require approximately $1,700,000 per month to conduct our operations. During the first nine months of 2006, we generated approximately $11,572,000 of revenue and expect to increase quarterly revenue during the remainder of 2006, and into 2007.

The Company has undertaken strategic steps to position itself to realize positive cash flows from operations in the future by increasing revenues and better managing expenses.  These steps include the acquisition of two enterprises in 2004. Although the acquisitions inherently produced a greater demand for cash than we would have liked, we are confident that many of the initial costs are isolated in nature and will not be recurring. The Company has also taken strategic steps to downsize the workforce in areas that we felt were either non-essential or not in line with where we wanted the Company to develop in the near future. The Company has also recently experienced additional costs associated with various compliance related activities.

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

As previously described in our Quarterly Reports on Form 10-QSB for the periods ended March 31, 2005, June 30, 2005, September 30, 2005, March 31, 2006, June 30 2006, and in our Annual Report on Form 10-KSB/A for the year ended December 31, 2005, we noted that our former independent auditors, DS&B, Ltd., in a letter to the Audit Committee’s Board of Directors dated April 18, 2005, had identified certain material weaknesses in the Company’s internal control systems.  These weaknesses were discovered by the former auditors during their audit of the Company’s financial statements for the year ended December 31, 2004.

In order to ensure that the Company was adequately addressing all existing internal control issues, the Company initiated follow-up discussions with its former auditors to better determine what constituted these material weaknesses.  During these discussions, the Company and its former auditors identified the following weaknesses in the Company’s internal controls, each of which the Company determined first occurred during the fourth quarter of 2004:

•                                          Inadequate system to capture disclosure items

The Company did not have the requisite accounting skills in certain technical areas, such as accounting for convertible debt financing arrangements and associated derivatives, revenue recognition or equity transactions.  This was a significant factor leading to restatements of the Company’s financial statements included in its periodic reports filed with the Securities and Exchange Commission, as further discussed below.

•                                          Inadequate internal process of review for account reconciliations

The Company did not have a formal, documented financial close process which included a high-level detailed review of account reconciliations.  Furthermore, manual journal entries were not controlled through the general ledger system, leading to poor segregation between the preparation, review, approval and recording of transactions.  This was a significant factor leading to late filing of our periodic reports and restatements of our prior financial statements, as further discussed below.

•                                          Inadequate documentation of internal controls

The Company did not have narratives, cycle descriptions or flowcharts of its internal control system, making it difficult to identify key controls on a preventive or investigative level.

•                                          Inadequate internal process around drafting of periodic filings with the Securities and Exchange Commission

The two acquisitions made by the Company during 2004 increased the level of complexity in our business by combining several different software and general ledger packages, orchestrating complex financing transactions, and recording significant revenues for the business.  The Company did not have a formal, approved financial statement checklist to give its officers adequate comfort over the level of, and specific disclosures required under, applicable accounting standards for its periodic Securities and Exchange Commission filings.  This was a significant factor leading to late filings and restatements of prior filings, as further discussed below.

Throughout the fiscal periods spanning the quarters ended December 31, 2005 to September 30, 2006, we have implemented changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  These measures include the following:

•                                          Inadequate System to capture Disclosure Items

•                                          In November 2005, the Company retained the services of a consulting firm that specializes in handling complex accounting issues to assist with its SB-2 registration statements and the responses to the SEC Staff’s comments related to those registration statements and its periodic filings.

•                                          In November 2005, the Company replaced its Assistant Controller with a Corporate Controller.  This individual is a Certified Public Accountant with over ten years of experience.

•                                          In December 2005, the Company hired a Manager of Accounting Operations with four years of public accounting experience.

•                                          In March 2006, the Company hired a Manager of Reporting who is a Certified Public Accountant with eighteen years of experience.

•                                          In June 2006, the Company replaced the Manager of Finance with a Manager of Order Administration.  This individual has sixteen years of experience including significant experience with publicly held companies in the area of order administration, including revenue recognized in accordance with accounting principles generally accepted in the United States

•                                          Inadequate Internal Process of Review for Account Reconciliations

•              In November 2005, the Company instituted a more formal general ledger close process. Reconciliations for all balance sheet accounts are now prepared by the Company’s accounting staff and then reviewed by either the Manager of Accounting Operations or the Corporate Controller prior to the preparation of the financial statements.

•                                          In November 2005, the Company instituted a process of enhanced review of journal entries and account reconciliations, to provide reasonable assurance of complete and accurate transactions;

•                                          In December 2005, the Company instituted weekly revenue meetings, quarterly certifications and disclosure process and customer account reviews and revenue files to understand and document our customer arrangements;

•                                          In December 2005, the Company instituted a process of manual reconciliation of customer invoices to related purchase orders and shipping documentation;

•                                          In December 2005, the Company instituted a process of manual reconciliation of cash payments applied to customer accounts with invoices and purchase orders; and

•                                          In February 2006, the Company began the use of outside accounting and financial professionals to assist in the preparation, review and reconciliation of our accounts and financial statements.

•              Inadequate Documentation of Internal Controls

•                                          The Company is currently in the process of identifying, analyzing and documenting the internal controls that it believes are critical to ensuring the accuracy of the transactions that are being recorded in the Company’s accounting system. Some of the areas that are currently being documented include the revenue, disbursement, and equity cycles.

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

In addition, we will continue to design and implement additional policies and procedures that the Company may deem necessary in order to fully remediate our reported material weaknesses.

Late Filings

We did not file our Annual Report on Form 10-KSB for the year ended December 31, 2004, and our Quarterly Reports on Form 10-QSB for the periods ended June 30, 2005, September 30, 2005, March 31, 2006 or June 30, 2006 on a timely basis (all such reports, however, were filed within the applicable time periods permitted under Exchange Act Rule 12b-25), because we experienced significant delays in completing our consolidated financial statements for the year ended December 31, 2004 and our condensed consolidated financial statements for these quarters. Such delays were primarily a result of:

•                                          The need to perform significant substantive procedures to compensate for the material weaknesses in our internal control over financial reporting;

•                                          The additional time required for us to complete our expanded financial statement close procedures in a number of areas, including revenue recognition, derivatives valuation, and accrual of invoices; and

•                                          The additional time required to perform a substantive review of the majority of our contracts and other financial records.

Restatements

As previously disclosed by the Company in its prior periodic reports and registration statements filed with the Securities and Exchange Commission, including our Annual Report on From 10-KSB/A for the year ended December 31, 2005, we determined on two separate occasions, in January 2006 and May 2006, that a restatement of our previously reported financial information was required and that our previously reported financial information should no longer be relied upon.  Accordingly, during the past year, have restated our previously reported financial information for the years ended December 31, 2003, 2004 and 2005 and our previously reported unaudited financial statements for the first, second and third quarters of 2003, 2004 and 2005 (the "restatement").  The restatement covered a number of separate matters, each of which is described below.

•                                          Revenue Recognition

The Company reviewed contracts and purchase agreements related to certain non-governmental customers and identified specific contracts for which the initial accounting inflated annual and quarterly revenues and earnings in violation of generally accepted accounting principles ("GAAP"). These practices were primarily the result of recognizing revenue on transactions with customers that were not creditworthy and recognizing revenue when the earnings process had not been completed. The revenue and related cost has been adjusted on the income statement as well as the related balance sheet accounts.

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

•                                          Accounting for Warrants Related to the Companies 2004 Debt Financing

Based on certain registration rights provisions it was determined that the warrants issued as part of the Company’s 2004 debt financing would require continued classification as a liability and revalued every quarter. The Company previously classified the warrants as equity upon the registration rights agreement becoming effective during the fourth quarter of 2004.

•           Valuations of Embedded Derivatives

The initial valuation methodology overstated the value of the conversion option derivatives. The company's review of the valuations of the embedded derivatives determined that the valuation of the principal conversion option and the monthly payments conversion option shared certain components that resulted in a double counting of the embedded derivative valuation. As such the company has adjusted its valuations of these embedded derivatives.

•                                          Additional Derivative (Default Provision)

The company also reviewed the default provisions set forth in the debt instruments and determined that an additional embedded derivative existed that required bifurcation from the host contract and would need to be revalued on a quarterly basis.

The Company also reviewed the earnout calculations performed in the prior year for the PSG acquisition and identified an error in the calculation. As a result the Company has restated the prior year's impact relating to this error. At December 31, 2004 the Company had accrued $43,635 for the earnout provision. The corrected calculation resulted in no accrual being required, and as such the related accrual and goodwill balances have been reduced by $43,635.

Management believes the scope and process of its internal review of previously reported financial information was sufficient to identify issues of a material nature that could affect our Consolidated Financial Statements and all dates and periods presented herein have been restated to fairly present the results of our operations.

The errors in our previously reported financial information, and the failure to prevent them or detect them in our financial reporting process, were largely attributable to the material weaknesses in our internal controls described above, an inadequate staff of competent accounting personnel with an appropriate level of knowledge of GAAP and to errors in the valuations of the previously identified embedded derivatives.

As noted above, the Company has identified four areas of material weakness in its internal control systems. While significant progress has been made to date to correct these weaknesses, we believe that all four areas still constitute material weaknesses. Based upon their evaluation of these conditions, the Company’s CEO and CFO concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Prior to the complete remediation of these material weaknesses, there remains risk that the processes and procedures on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations.  Moreover, because of the inherent limitations in all control systems, no evaluation of controls, even where we conclude the controls are operating effectively, can provide absolute assurance that all control issues, including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, as we develop them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material to our financial statements.

The certifications of our principal executive officer and principal financial officer required in accordance with Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Quarterly Report on Form 10-QSB. The disclosures set forth in this Item 3 contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. Those certifications should be read in conjunction with this Item 3 for a more complete understanding of the matters covered by the certifications.

PART II — OTHER INFORMATION

ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES

With respect to the convertible notes issued in 2004 and 2005, the Company is required to make interest payments or issue registered shares in lieu of interest payments on a monthly basis.

During the nine-month period ended September 30, 2006, the Company failed to make such payments or issue such registered shares to subordinated debt holders. The failure to make the required monthly payments caused the subordinated debt to default, and in accordance with the provisions set forth in the subordinated convertible note agreements, the interest rate on the subordinated notes was increased by an additional 2.0% per annum.

In connection with the exchange of subordinated debt for Series C Convertible Preferred Stock pursuant to the Securities Exchange Agreement, as described above, the then current interest liability of the note holders was exchanged for Series C Convertible Preferred Stock.

During the nine-month period ended September 30, 2006, the Company made the required payments to the 2004 and 2005 senior debt holder, Laurus.  However, due to the non-payment of subordinated interest described above, the Company incurred, in accordance with the cross-default provisions of the senior debt agreements, an additional 2% default interest penalty relating to the senior debt.  Total accrued interest expense and default interest as at September 30, 2006 was $664,678 as related to the 2004 and 2005 senior convertible notes.

Total accrued interest for all convertible debt as for September 30, 2006 amounted to $664,878.

ITEM 6.                    EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-Key International, Inc.

Dated: November 14, 2006	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer

Dated: November 14, 2006	/s/ Francis J. Cusick
Francis J. Cusick
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1 (2)	Amendment and Waiver, dated as of August 10, 2006, by and between the Company and Laurus Master Fund, Ltd.

10.2 (2)	Registration Rights Agreement, dated as of August 10, 2006, by and between the Company and Laurus Master Fund, Ltd.

10.3 (2)

Securities Exchange Agreement, dated as of August 10, 2006, by and among the Company, The Shaar Fund Ltd., Longview Fund, L.P., Longview Special Finance and certain other holders of the Company’s Subordinated Convertible Promissory Notes

10.4 (2)

Registration Rights Agreement, dated as of August 10, 2006, by and among the Company, The Shaar Fund Ltd., Longview Fund, L.P., Longview Special Finance and certain other holders of the Company’s Subordinated Convertible Promissory Notes

10.5 (2)	Securities Purchase Agreement, dated as of August 10, 2006, by and between the Company and Trellus Partners, L.P.

10.6 (2)	Form of Common Stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated as of August 10, 2006, by and between the Company and Trellus Partners, L.P.

10.7 (2)	Registration Rights Agreement, dated as of August 10, 2006, by and between the Company and Trellus Partners, L.P.

10.8 (2)	Securities Purchase Agreement, dated as of August 10, 2006, by and between the Company and The Shaar Fund Ltd.

10.9 (2)	Form of Common Stock Purchase Warrant to be issued pursuant to the Securities Purchase Agreement, dated as of August 10, 2006, by and between the Company and The Shaar Fund Ltd.

10.10 (2)	Registration Rights Agreement, dated as of August 10, 2006, by and between the Company and The Shaar Fund Ltd.

31.1(1)	Certificate of CEO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2 (1)	Certificate of CFO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1(1)	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350

32.2 (1)	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

(1)             Filed herewith

(2)             Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2006 and incorporated herein by reference.