Form 10KSB
period 2006-12-31
BIO KEY INTERNATIONAL INC
filed 2007-03-30
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–KSB or any amendment to this form 10–KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

State issuer’s revenues for its most recent fiscal year: $15,193,625

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing sale price of the registrant’ common stock as reported on the OTC Bulletin Board on March 1, 2007 was $11,494,305. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included in the figure is not an affiliate, and any such admission is hereby disclaimed. The information provided is solely for the record keeping purposes of the Securities and Exchange Commission.

As of March 1, 2007, 56,591,104 shares of the registrant’s common stock were outstanding.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

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

ii

PART I

ITEM 1.                    DESCRIPTION OF BUSINESS

BIO-key International, Inc., a Delaware corporation (the “Company,” “BIO-key,” “we,” or “us), was founded in 1993 to develop and market proprietary biometric technology and software solutions. Biometric technology is the science of analyzing specific human characteristics which are unique to each individual in order to identify a specific person from a broader population. First incorporated as BBG Engineering, the company became SAC Technologies in 1994.  The BIO-key name was introduced in 2002.

On March 30, 2004, BIO-key acquired Public Safety Group, Inc. (PSG), a privately held company that is a leader in wireless solutions for law enforcement and public safety markets. PSG’s primary technology is PocketCop™, a handheld solution that provides mobile officers, such as detectives who are not typically in their vehicles, a hand-held mobile information software solution.

On September 30, 2004, BIO-key completed a transaction with Aether Systems, Inc. to purchase its Mobile Government Division (“Mobile Government” or “AMG”), a leading provider of wireless data solutions for use by public safety organizations, primarily state, local police, fire and rescue and emergency medical services organizations. The PacketCluster mobile information software is integrated with 50 separate State/NCIC databases, as well as other state, local and federal databases. Its open architecture and its published Application Programming Interface (API) make it easy to interface with a wide range of information sources. PacketCluster products deliver real-time information in seconds, freeing dispatchers to handle more pressing emergencies.

Effective January 1, 2005, BIO-key International, Inc., a Minnesota corporation (“Old BIO-key”), reincorporated in the State of Delaware. The reincorporation was effected pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) whereby Old BIO-key was merged with and into the Company, its wholly owned subsidiary, in order to reincorporate in the State of Delaware (the “Reincorporation”). As a result of the Reincorporation, the legal domicile of the Company is now Delaware.

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

As a result of these mergers, and as discussed in Note M to the Consolidated Financial Statements included in this report, we have organized the Company into three reporting segments:  Law Enforcement, Fire Safety and Biometrics. During 2006, the Company continued to integrate the products, operations and technologies acquired from Public Safety Group, Inc. and Aether Systems, Inc.

Markets

Finger-based Biometric Identification

BIO-key is a leader in finger-based biometric identification. In partnerships with OEMs, integrators, and solution providers, we provide biometric software solutions to private and public sector customers. BIO-key’s patented vector segment technology is the foundation for these solutions. BIO-key’s WEB-key ® is a cost-effective, easy-to-deploy, fingerprint-based, strong authentication system. This unique solution allows users to positively identify themselves to any application with the simple scan of their finger. This capability is a significant improvement in both convenience and security over other alternatives and provides companies with a cost-effective solution to thwart phishing attacks and comply with government regulations and legislation such as FFIEC compliance, HIPAA, HSPD-12, and the Electronic Signatures Act. BIO-key couples these capabilities with device interoperability and system flexibility and scalability. BIO-key enables the use of 40 different fingerprint sensor technologies to enroll and identify employees, customers or business partners. Most recently, BIO-key integrated its biometric capabilities with its public safety mission with the introduction of ID-Engine™, a real-time, in-station solution that allows law enforcement professionals to manage the identity of a suspect simply by using their fingerprint. BIO-key has also formed relationships with providers of biometric logon software like IdentiPHI, Softex, and Computer Associates to provide enterprise-ready SingleSignOn systems to many large companies in the US and abroad. Also, BIO-key has integrated VST to a pure physical access solution in NextGenID, which has been deployed across the US at many leading companies.

•                  Growth potential—As the provider of the core technology, BIO-key’s greatest growth potential for this market is as a partner with companies that offer applications that address growing concerns particularly about identity theft and anti-terrorism.

For example, BIO-key has implemented programs that will enable biometric logical and physical access. These include IdentiPHI to provide strong network based authentication on BIO-key technology; and with the Pegasus Program to authenticate users accessing a nationwide information-sharing system designed by and for the nation’s sheriffs. These represent the kind of partnership-based opportunities BIO-key may see in the finger-based biometric market.

In parallel, BIO-key is both strengthening security and improving user and system administrator convenience by integrating biometric log-in, as well as two-factor authentication, with its law enforcement and fire safety products. This is a true differentiator to potential new customers, and creates add-on opportunities with existing customers.  Fingerprint identification of First Responders has been identified as a way to facilitate disaster recoveries, and these integrated projects have been receiving funding from the Department of Homeland Security.  By promoting our integration of fingerprints for this use, we can capitalize on our vast customer base and drive new revenue.

Law Enforcement

BIO-key’s InfoServer, MobileCop and PocketCop law enforcement products are a leading wireless mobile data communications client/server solution, implemented in more than 700 agencies in 43 states. Providing immediate access to mission-critical data and enabling in-field reporting, BIO-key software keeps officers on the street, improving their productivity and enhancing officer safety. BIO-key solutions are able to run across any and all wireless infrastructures and integrate with virtually all computer-aided dispatch (CAD) and records management systems. This makes us a leader in multi-agency cooperation and interoperability, which are absolutely critical in times of large-scale natural and terrorist threats.

•                  Growth potential—BIO-key’s large base of more than 700 law enforcement agencies continues to be a strength that helps leverage additional sales from both existing customers and new customers. The 2005 Gartner study entitled “Forecast: State and Local Government, North America 2005-2008” projects that the Law Enforcement Mobile Data market (hardware and software) will grow at 15% AAGR to $299 million in 2008.

A key opportunity is the growing awareness of the need for multi-agency interoperability. In these situations, BIO-key offers:

•                  BIO-key’s LE products, which can run on any and all wireless infrastructures. BIO-key also has had success implementing seamless roaming across multiple infrastructures for multi-agency consortiums.

•                  BIO-key’s open architecture.

•                  BIO-key’s experience in large, complex and multi-agency implementations, such as Hamilton County, Ohio Sheriff’s Office and Pennsylvania State Police.

These capabilities position BIO-key well to work with leading CAD vendors, even with vendors that have mobile data solutions but do not have the depth of interoperability capability that BIO-key offers.

An additional growth area is the introduction of BIO-key’s finger-based biometric identification to law enforcement. In addition to now offering biometric login to our traditional InfoServer product, we have introduced the ID-Engine fingerprint identification solution, which lets law enforcement personnel capture fingerprints in the field. Using BIO-key’s patented Vector Segment Technology, ID-Engine analyzes and categorizes fingerprints the same way a fingerprint expert would—only faster. ID-Engine also enables multiple law enforcement agencies to share fingerprint data with other agencies. This powerful tool, built on BIO-key’s understanding of law enforcement requirements and its fingerprint technology, presents opportunities for the law enforcement business segment in the coming year. The 2005 Gartner study entitled “Forecast: State and Local Government, North America 2005-2008” projects that the Law Enforcement Biometrics market will grow at 15% AAGR to $190 million in 2008.

Fire Service

According the United States Fire Administration the number of fire calls has decreased over the past  year while the number of medical calls has increased. Medical aid calls have nearly tripled since 1980 and there were 984,000 Mutual Aid calls in 2004.

In a 2002 study entitled, “A Needs Assessment of the U.S Fire Service,” conducted by the Federal Emergency Management Agency (“FEMA”) and the National Fire Protection Association (“NFPA”), it was reported that only three-fifths to four-fifths of fire departments (64% to 77%, by size of community protected) report they are able to communicate at incident scenes with their Federal, state, and local partners. Of these, though, only one-third report they are able to communicate with all their partners. This means only about one-fourth of departments overall can communicate with all partners, which results in a serious communication gap in the event of a large scale incident.

•                  Growth potential—BIO-key’s suite of fire/EMS products are positioned to follow the trends of the fire/EMS service. FireRMS™ meets HIPAA requirements and with the recent certification of compliance to NEMSIS, fire departments performing EMS functions can manage and report incidents securely and easily while meeting national standards.

•                  With FireRMS Mobile™ allowing EMS workers to collect critical patient data and relay the data to medical personnel. FireRMS Mobile™ also supports the 34% of fire departments performing inspections. This new mobile approach to fire and EMS data collection and access offers great potential among both new and existing FireRMS™ customers.

•                  In addition — BIO-key’s Fire/EMS products were designed to easily interface with most third-party applications to facilitate the exchange of information. FireRMS, FireRMS Mobile and MobileRescue™ complemented with strategic partner solutions improve interoperability at an incident.

Products

BIO-key® operates in three major segments—biometrics, law enforcement and fire/EMS Services. These segments are described below and a list of products in each line is noted.

Biometrics

The Company’s biometric identification technology improves both the accuracy and speed of finger-based biometrics. The Company’s proprietary biometric technology extracts unique data from a fingerprint and uses it to positively identify an individual.  The technology has been built to be completely scalable to handle databases containing millions of fingerprints. BIO-key achieves the highest levels of discrimination without requiring any other identifying data—like a userID, smart card, or token.  BIO-key’s core technology supports interoperability on over 40 different commercially available readers.  This interoperability is a key differentiators for BIO-key in the biometric market.  BIO-key has full support for industry standards and recently received NIST certification on its ability to support HSPD-12 supported INCITTS-378 templates.  Extending our products to support standards enables BIO-key to participate in large government projects like Transportation Workers Identification Card(TWIC), Registered Traveler projects, PIV initiatives, and FIXS consortium solutions. We believe our fingerprint identification technology has a broad range of information security and access control applications, including:

•                  Securing Internet sites and electronic transactions

•                  Securing access to logical networks and applications

•                  Securing access to buildings and restricted areas

•                  Providing fast, accurate member identification services

•                  Securing mobile devices such as biometric enabled handhelds and PDA’s

•                  Preventing identity theft through positive user identification and false alias validation

Biometric Products:

BIO-key’s finger identification algorithm—Vector Segment Technology (VST™) is the core intellectual property behind its full suite of biometric products that include:

•                  Vector Segment Technology SDK (VST) —BIO-key’s biometric development kit that provides developers the ability to take advantage of a highly accurate, device interoperable algorithm. VST is available as a low level SDK for incorporation into any application architecture to increase security while not sacrificing convenience. VST runs on Windows, Linux or Solaris systems.

•                  True User Identification ®—BIO-key’s biometric identification solution that offers large scale one to many user lookup with nothing but a single fingerprint. This solution enables customers to perform false alias checks and manage fraudulent access to systems.  True User Identification leverages commercially available databases, like Oracle, to scale the identification capabilities to millions of users.  The solution also runs on commercially available hardware making it truly scalable for any size system.

•                  WEB-key ®—BIO-key’s biometric security platform for managing fingerprint authentication across unprotected networks like the internet. It extends all features and functionalities of the VST algorithm to customers looking to add an enhanced level of security to their thin client and client/server applications. WEB-key currently is supported by both Windows and Linux operating systems.

•                  Biometric Service Provider™ —BIO-key provides support for the BioAPI (a standards based solution meeting worldwide needs) for a compliant interface to applications using biometrics for verification and identification. BIO-key enhances the traditional use of the BioAPI by adding support for CE devices, supporting identification calls and also providing a single user interface for multiple fingerprint readers.

•                  ID Director ™ —BIO-key’s solution for single sign on integration with Computer Associates SiteMinder, Oracle’s Fusion Middleware SSO, and other solutions, utilizing the power and security of WEB-key. This solution provides a simple to implement, custom authentication scheme for companies looking to enhance authentication. ID Director can easily add a level of security and convenience to the transaction level of any application.

Law Enforcement

•                  MobileCop® — A complete wireless query and messaging application that puts the power of mobile and wireless technology to work for agencies of every size, MobileCop® sets the standard for mobile law enforcement. Providing real-time retrieval of motor vehicle, warrant and criminal history information, powerful mobile integration capabilities, and an intuitive user interface, MobileCop delivers the most in performance and it’s easy to see why over 700 law enforcement agencies around the country have deployed MobileCop for fast and secure access to critical information in the field.

•                  PocketCop® — PocketCop is a software solution that provides law enforcement personnel with instantaneous access to criminal, civil, and local database information in a wireless environment. PocketCop is a handheld application that provides access to state and federal databases over the wireless network for Windows Mobile, and RIM OS devices. Using a portable wireless handheld device and the PocketCop application software, an authorized user can access suspect information such as wanted status, warrant status, vehicle registration and driver license status. PocketCop technology has been deployed in numerous police agencies in the United States,  including the Massachusetts State Police.

•                  ID-Engine™ —  a web-based fingerprint biometric solution that allows various criminal custody agencies to quickly identify criminals at all points along the chain-of-custody throughout the criminal justice process.  This solution enables the sharing of information between trusted entities and personnel, from the booking agencies to parolee oversight.  ID-Engine allows law enforcement agencies to capture and store fingerprints locally and to identify subjects by matching their fingerprint against those stored in the database, securely and in real time. Fingerprints can be captured using a live scan device from existing 10-print cards or through a wide variety of inexpensive commercially available fingerprint readers. This is an AFIS companion, rather than a replacement  product, designed to maximize the value of fingerprint data and also to provide a new level of safety for the law enforcement personnel.

ID-Match — is the web based client front-end application for the ID-Engine system solution.  It is a browser based application that retrieves detailed fingerprint records such as LiveScan, Rolled 10-print and Latent fingerprint information and displays criminal aliases by fingerprint match along with detailed information of the actual fingerprint images.

ID-Mobile — provides for wireless in the field identification of suspects.  This application can be used in mobile laptop computers or a convenient handheld device. The features and functionality of this application are ideal for law enforcement patrol, transport vehicles, motorcycle and bike patrols, mounted and foot patrols, as well as water patrols; wherever a versatile handheld biometric reader would be essential for true suspect identification.

ID-Track — ensures the true identification, tracking and management of criminals once they enter the criminal handling continuum. From pre-booking to parolee management ID-Track provides true suspect identification. In addition to validating true criminal identity it archives data for a historical review of enrollments and inmate activity for report query (under development).

ID-Visit — verifies the identity of visitors registered for visitation rights to incarcerated criminals. ID-Visit can greatly reduce registration time for subsequent visits and ensures compliance with a facility’s visitor policy.  A history of visitor activity is maintained for historical review and report query. This application is also helpful to identify the access of pre-approved personnel such as volunteers, Chaplains, teachers, etc. (under development).

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

•                  Patrol Journal™ - an automated system to electronically capture and record users’ daily activities, such as patrol area assignments. With Patrol Journal, statistical and summary management reports provide an accurate picture of time spent by field personnel.

•                  TStop™ - was developed to enable law enforcement agencies to comply with state mandated and voluntary traffic stop reporting. Law enforcement personnel can capture the required information on their mobile computer and transmit it to the server where it is stored for future report generation.

•                  State Crash Report™ - enables personnel to use their mobile computer to collect data needed for their state’s crash report. This data can be wirelessly transmitted to a server for supervisor review and approval. Once complete the report can be printed in the state’s format. Selected states are supported.

•                  InfoServer™  — BIO-key’s solution for an agency’s central messaging switch for application software service, State/NCIC interfaces, Computer Aided Dispatch (CAD) and Records Management Software (RMS) interfaces, data sharing and other applications.

•                  Multiple Application Programming Interface (API) - allows an agency to have multiple ports to the server to accommodate disparate interfaces. These multiple API ports are in addition to the one port that is inherent in the server as well as the State/NCIC interface.

Partner applications include:

•                  Incident Command - using FieldSoft’s AimonScene™, this solution is used by both patrol and tactical teams, such as a SWAT, to manage people and resources at the scene of an incident or at a central location such as an emergency operations center. It can also be used for general event management.

•                  iPass EMP software enables wireless, remote software updates to dramatically reduce administrative time and expense, and eliminate version lags.

Fire/EMS Services

BIO-key offers a suite of products designed for Fire/EMS departments of all sizes to efficiently and securely manage daily operations and critical information. BIO-key’s Fire/EMS Solutions include:

•                  FireRMS™ — a NFIRS 5.0 and NEMSIS 2.2.1 compliant fire/EMS records management system designed to streamline reporting, and dramatically reduce report completion time for front-line personnel. This enterprise-class solution empowers departments to better manage operations, track incidents and effectively support fire prevention initiatives.

•                 FireRMS Mobile™ —  an extension to the robust FireRMS™ application used in the department allowing access to all the FireRMS™ modules while you are in the field. FireRMS™ Mobile uses replication and synchronization technology allowing you to use FireRMS™ Mobile on-site without the need for a server connection. This mobile application offers real-time updates to critical information and eliminates duplication of data entry.

•                  MobileRescue™ — A wireless query and messaging solution that extends Computer Aided Dispatch (CAD), FireRMS™ and other in-house data sources to a mobile environment, providing mission-critical information to emergency response personnel. MobileRescue is available with full incident command — to help manage personnel, resources and incident logistics management systems.

•                 The Collector — A regional data collection solution that provides an easy yet very powerful way to assemble data from a region or state. The Collector imports data from Bio-key’s FireRMS™ program and other NFIRS 5.0 compliant software. Data can then be viewed or analyzed allowing users to compare years, months or geographical areas for similar or dissimilar fire issues.

•                  CAD Interfaces — CAD interfaces provide a connection between BIO-key records and all major CAD systems with the most comprehensive real time integration. Incident reports are opened as soon as CAD dispatches a call. Incidents are current and ready to complete when the crew returns to the station, streamlining and improving the accuracy of incident reporting.

•                  EMS Interfaces — EMS interfaces provide a mechanism to integrate patient care reports collected in the field. Patient data is populated in the appropriate fields, eliminating redundant data entry.

•                  Other Interfaces — BIO-key provides interfaces to other third party solutions including EMS billing, EMS county/state interfaces, professional staffing solutions and others.

BIO-key also offers the following Fire/EMS Partner solutions:

•                  EMS Field Data Collection — Regist*r Express from MedDataSolutions enables EMS field data collection for efficient collection of patent data where it is generated.

•                  Geographic Data Analysis — FireView™ from the Omega Group allows Fire and EMS agencies to analyze their deployment strategies. FireView integrates FireRMS™ with GIS allowing agencies to easily map and analyze data. By identifying incident patterns and response effectiveness, resources can be more optimally redeployed.

•                  Personnel Staffing — Telestaff™ from PDSI automates and manages complex Fire/EMS agency staffing needs and is integrated with the FireRMS™ Personnel and Roster modules.

•                  Incident Command — AIMSonScene™ by FieldSoft provides incident management, responder accountability, and tactical survey or preplan browser software solutions. AIMSonScene interfaces with Mobile Rescue to support incident management whilst en-route or on-scene.

•                 Hazard Diagnostics — Threatscreen by Real Interface is triggered  by  the  field  PCR  (patient care report)  is an exposure-diagnostic/identification,  data  collection,  and  reporting tool used  by  First Responders to quickly assess victims to determine chemical, biological, or nuclear agent exposure and provides immediate access to response protocols.

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

•                  Leverage its FireRMS™ suite of products for the growing Emergency Medical Service data collection and reporting market.

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

Biometrics

In addition to companies that provide existing commonplace methods of restricting access to facilities and logical access points such as pass cards, PIN numbers, passwords, locks and keys. There are numerous companies involved in the development, manufacturing and marketing of fingerprint biometrics products to commercial, government, law enforcement and prison markets. These companies include, but are not limited to, Cogent, NEC, L-1 Identity Solutions, Sagem-Morpho, and Bioscrypt.

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

Law Enforcement

The public safety market comprises agencies at all government levels, with a range of users, from a few to many hundreds. BIO-key competitors in the mobile data market include Computer Aided Dispatch/Records Management companies such as New World, Tiburon and Motorola. Each has comprehensive CAD and/or RMS offerings and has augmented those with their own mobile data and field reporting solutions. While these mobile data solutions may not be as functionally rich as the BIO-key suite of products, they are sometimes less expensive when bundled with the CAD/RMS offerings. They also provide a complete solution from one vendor.

Fire Services

The fire records management market includes a large number of RMS vendors including Firehouse, FDM, 24x7 and ETI. These and other competing companies represent a wide range of organizations, from large integration companies, to small garage companies, and offer products similar in scope to BIO-key’s FireRMS™. The functionality and price of these products also encompass wide ranges of features and costs.

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

•                  BIO-key’s FireRMS™ received certification of compliance from NEMSIS which will strengthen the product’s  reputation with EMS agencies. Most EMS agencies will be required to use NEMSIS compliant software.

•                  BIO-key has strategic alliances with technology leaders including Oracle, Netegrity, Hewlett Packard, Dell, Verizon, Sprint/Nextel, AT&T Wireless, and others.

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

Addressing the Market

Following are the specific marketing/sales programs in place:

•                  Direct Selling Efforts — BIO-key now has a base of area sales directors who are responsible for both the law enforcement and fire service markets. This team of sales professionals brings extensive experience in technical solution and relationship-based selling. They are supported by a pre-sales team that includes system engineering and proposal management and post-sales program management, implementation and training professionals. Included in this team are individuals who are themselves former police officers and firefighters.

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

•                  Strategic Alliance — BIO-key’s strategic alliances and reseller agreements with other vendors play a significant role in our overall sales efforts. In the past year, BIO-key has initiated and bolstered numerous important and promising long-term relationships. Just a few examples include:

•                  BIO-key is partnering with AT&T Wireless, the largest wireless carrier in the country, to first responders in a seven-county Tennessee consortium of fire, police and EMS agencies in access to mission critical information using BIO-key’s MobileCOP solution in conjunction with AT&T Wireless’s nationwide* EDGE wireless data network

•                  The Omega Group continues to provide FireView software mapping tools that help review existing deployment policies and develop new strategies, to complement BIO-key’s range of solutions for Fire/EMS agencies.

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

Licensing

BIO-key targets both Internet infrastructure companies and large portal providers as possible licensees for its WEB-key® solution. On the Internet infrastructure side, BIO-key seeks to partner with Internet server manufacturers, providers of database and data warehouse engine software, horizontally positioned application engines, firewall solution providers and peripheral equipment manufacturers. On the portal side, BIO-key is targeting financial service providers such as credit and debit card authorization and issuing institutions, Internet retailers, business-to-business application service providers (ASPs) and corporate intranets. In the past three years, BIO-key has undertaken a WEB-key ® and VST direct selling effort, and entered into license agreements with OEMs and system integrators to develop applications for distribution to their respective customers.

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

Intellectual Property Rights

We believe that our intellectual property is important to our biometric, law enforcement and fire information management segments:

•                  Patents—our biometrics segment uses patented technology and trade secrets developed or acquired by us.

In May 2005, the U.S. Patent & Trademark Office issued us a patent for our Vector Segment fingerprint technology (VST), BIO-key’s core biometric analysis and identification technology.

On August 29 2006, BIO-key announced that the Company’s patent for biometric identification indexing, a core feature of its VST™ software, has been granted in Europe. In addition, a WEB-key® authentication security patent for “Systems and Methods of Secure Biometric Authentication” has been issued in South Africa. These patents enhance the worldwide protection of BIO-key’s technology. The European patent for VST, which provides BIO-key with protection of its intellectual property in Europe, was issued on March 29, 2006 and covers a similar set of claims for a patent BIO-key was granted in 2005 in the United States.  BIO-key expects the patent for Secure Biometric Authentication, issued in South Africa on April 26, 2006, to be issued in the United States in the near future

On October 3, 2006, BIO-key announced that the Company’s patent for a biometric authentication security framework has been granted by the U.S. Patent & Trademark Office. The patent (No. 7,117,356) was issued to BIO-key for a biometric authentication security framework that enhances commercial and civil biometric use.  BIO-key’s authentication security framework  protects privacy and security while also facilitates ease of use of biometric systems.  The technology that this patent is based on is the foundation for authentication security as incorporated in BIO-key’s WEB-key® product line.    WEB-key is a mature enterprise authentication solution that functions in a wide variety of application environments.  The solution supports a variety of implementation alternatives including card technologies for ‘two-factor’ authentication and also supports  ‘single-factor’ authentication.  Partners and customers implementing BIO-key’s WEB-key software to provide convenient and secure user identity include a number of institutions including the Allscripts Healthcare Solutions, American Association of Medical Colleges, Empresa de Telecomunicaciones de Bogotá (Columbia) and Iomedex Corporation.

On January 11, 2007, BIO-key announced that the U.S. Patent & Trademark Office has issued US patent No. 7,155,040 covering BIO-key’s unique image processing technology, which is critical for enhancing information used in the extraction of biometric minutiae. The issued patent protects a critical part of an innovative four-phase image enhancement process developed by BIO-key, and represents the third U.S. patent granted to the company for its biometric technology.

Additionally, we have a number of U.S. and foreign patent applications in process related to this intellectual property.

•                  Trademarks— We have registered our trademarks (“BIO-key”, “True User Identification”, “WEB-key”, “PacketCluster”, “PacketCluster Patrol”, “PacketWriter”, “PocketCop”, “VirtualCop”, “MobileCop”, and the design mark for “Ceurulean”, with the U.S. Patent & Trademark Office. We have also applied for trademarks for “Cerulean”.

•                  Copyrights and trade secrets—We take measures to ensure copyright and license protection for our software releases prior to distribution. When possible, the software is licensed in an attempt to ensure that only licensed and activated software functions to its full potential. We also take measures to protect the confidentiality of our trade secrets.

Research and Development

Our research and development efforts are concentrated on enhancing the functionality, reliability and integration of our current products as well as developing new and innovative products for the biometrics, law enforcement and fire markets. Although BIO-key believes that its identification technology is one of the most advanced and discriminating fingerprint technologies available today, the markets in which BIO-key compete are characterized by rapid technological change and evolving standards. In order to maintain its position in the market, BIO-key will continue to upgrade and refine its existing technologies. In 2006, BIO-key announced the launch of ID-Engine, our fingerprint identification system. ID-Engine offers a tool for agencies to store and search fingerprints and the associated demographic data, the ability to compare new prints with those previously captured as a low-cost AFIS alternative or to be used for a wide variety of routine identification transactions not supported by AFIS. ID-Engine™ is currently being tested by a number of customers.

On November 27, 2006, BIO-key announced that it has been awarded the Gold Level Compliance Certification for its FireRMS software application by the National Emergency Medical Services Information System (NEMSIS).  The certification process was developed to help states collect more standardized elements and eventually submit the data to a national EMS database.  Gold Level Compliance ensures that BIO-key FireRMS software conforms to the NEMSIS national EMS dataset. The NHTSA Version 2.2.1 data elements required for compliance include over 400 data elements which are vital components needed for the documentation and description of EMS systems and patient care.

During the fiscal years ended December 31, 2006 and 2005, BIO-key spent approximately $6,514,000 and $6,846,000 respectively, on research, development and engineering. BIO-key’s limited customer base during that time did not directly bear these costs, which were principally funded through outside sources of equity and debt financing.

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

Due to, among other factors, our history of losses (excluding gains from valuation changes in embedded derivatives) and limited revenue, our independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2006 as to the substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared in accordance with accounting principals generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

Since our formation, we have historically generated minimal revenue and have sustained substantial operating losses.

As of December 31, 2006, we had negative working capital of approximately $8,648,000 and an accumulated deficit of approximately $53,843,000. Since our inception, we have focused almost exclusively on developing our core technologies and, until the fourth quarter of 2004 had not generated any significant revenue. In order to increase revenue, we have developed a direct sales force and anticipate the need to retain additional sales, marketing and technical support personnel and may need to incur substantial expenses. We cannot assure you that we will be able to secure these necessary resources, that a significant market for our technologies will develop or that we will be able to achieve our targeted revenue.

We have previously identified material weaknesses in our internal control over financial reporting and have historically failed to maintain an effective system of disclosure controls and procedures. If we are unable to maintain an effective system of disclosure controls and procedures, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting; this would harm our business and the trading price of our common stock.

During the review of the Company’s operating results for the year and quarter ended December 31, 2006, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) determined that, as of that date, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms.  Our management reached this conclusion after identifying our system to capture disclosure items, our internal process of review for account reconciliations, our documentation of internal controls and our internal process for preparing our annual report on Form 10-KSB for the fiscal year ended December 31, 2006 as being adequate to provide such assurance.

As previously disclosed, reviews of our March 31, 2005, June 30, 2005, September 30, 2005, March 31, 2006, June 30, 2006 and September 30, 2006 quarterly operating results, as well as our 2005 annual operating results, by our CEO and CFO determined that, as of each such date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms.

In order to ensure that the Company adequately addressed all previous internal control issues, the Company initiated follow-up discussions with its former auditors to better determine what constituted these material weaknesses. During these discussions, the former auditors and the Company identified the following material weaknesses in the Company’s internal controls: an inadequate system to capture disclosure items, an inadequate internal process of review for account reconciliations, an inadequate documentation of internal controls and an inadequate internal process around drafting of periodic filings with the Securities and Exchange Commission.

Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. We have in the past discovered, as described above, and may in the future discover, areas of our disclosure and internal controls that need improvement. As of December 31, 2006, we believe we have addressed these issues, ensuring that our internal control over financial reporting and disclosure controls and procedures have improved sufficiently for us provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. If, however, we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed.

We cannot be certain that our efforts to remediate previous material weaknesses in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures will continue to be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. We have committed substantial resources, including substantial time from our management team’s accounting personnel and from external consultants, to implement and integrate into our organization improved disclosure controls and additional procedures generally and to improve systems to report financial information on a timely basis.

Any failure to maintain effective controls, or difficulties encountered in their implementation or in other effective improvement of our internal and disclosure controls could materially harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to adequately establish or improve our internal controls over financial reporting, or if we maintain an ineffective system of disclosure controls and procedures, our financial statements may not accurately reflect the financial condition of the Company, and current and potential future investors may not be able to rely upon our financial statements. Additionally, our external auditors may not be able to issue an unqualified opinion on the effectiveness of our internal controls. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a significant negative effect on the trading price of our securities.

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

Although we have completed the development of our core biometric technology, it has only been used by a limited number of business customers. Despite extensive testing during development, our software may contain undetected design faults and software errors, or “bugs” that are discovered only after it has been installed and used by a greater number of customers. Any such defect or error in new or existing software or applications could cause delays in delivering our technology or require design modifications. These could adversely affect our competitive position and cause us to lose potential customers or opportunities. Since our technologies are intended to be utilized to secure physical and electronic access, the effect of any such bugs or delays will likely have a detrimental impact on us. In addition, given that biometric technology generally, and our biometric technology specifically, has yet to gain widespread acceptance in the market, any delays would likely have a more detrimental impact on our business than if we were a more established company.

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

We depend on key employees and members of our management team, including our Chairman of the Board and Chief Executive Officer, in order to achieve our goals. We cannot assure you that we will be able to retain or attract such persons.

A loss of our current Chairman of the Board of Directors or Chief Executive Officer could severely and negatively impact our operations. Our consulting contract with Thomas J. Colatosti, our Chairman of the Board, expired on December 31, 2006, and has not been renewed. Mr Colatosti continues to assist the Company in the areas of strategic planning and corporate finance. In addition, we have an employment contract with Michael W. DePasquale, our Chief Executive Officer, through March 28, 2008. Although the contract does not prevent him from resigning, it does contain confidentiality and non-compete clauses which are intended to prevent him from working for a competitor within one year after leaving our Company. Our success depends on our ability to attract, train and retain employees with expertise in developing, marketing and selling software solutions. In order to successfully market our technology, we will need to retain additional engineering, technical support and marketing personnel. The market for such persons remains highly competitive and our limited financial resources will make it more difficult for us to recruit and retain qualified persons.

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

We need to obtain additional financing to execute our business plan, which may not be available. If we are unable to raise additional capital or generate significant revenue, we may not be able to continue operations.

Since our inception, we have not generated any significant revenue (other than revenue from acquired businesses) and have experienced substantial losses, including approximately $7,806,000 during 2006, excluding the impact related to embedded derivative and warrant fair value adjustments, the extinguishment of debt, and the amortization of debt discounts and deferred financing costs. In March 2004, we completed a private placement equity offering that resulted in approximately $12,000,000 in gross proceeds to the Company and a private placement convertible debt offering in September 2004 that resulted in approximately $10,000,000 in gross proceeds to the Company (a portion of which was used to finance the acquisition of Aether Mobile Government). In June 2005, we raised approximately $5,000,000 in gross proceeds through a private placement convertible debt offering, in January 2006 we received approximately $1,000,000 in another private placement convertible debt offering, and in August 2006 we raised approximately $2,000,000 in gross proceeds through a private issuance of equity securities, of which $1,500,000 was received in cash and $500,000 was paid by an exchange of rights to declared and unpaid dividends.

We need to obtain additional funding to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. Therefore, we need to obtain additional financing through the issuance of debt or equity securities, or to restructure our financial position through similar transactions to what was consummated during 2006. The Company’s Series A

Convertible Preferred Stock may be redeemable in cash by the stockholders during the second quarter of 2008, if certain stock price performance conditions are not met. This date was deferred from March 3, 2007 to March 3, 2008 by an agreement with the holders of the Series A Shares on March 28, 2007.

We have not and cannot assure you that we will ever be able to secure any such financing on terms acceptable to us. If we cannot obtain such financing, we may not be able to execute our business plan or continue operations.

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

Accordingly, unless we obtain the noteholders’ consent, we may not be able to enter into certain transactions. In addition, in connection with any potential significant transaction (such as a merger, sale of substantially all our assets, joint venture, or similar transaction), it is likely that we would have to pay off such debt obligations and have the applicable security interests released. Although we have the right at any time to prepay our debt obligations, we can only do so upon payment of either 110% or 120% of the then principal balance, plus all other amounts owing under the notes. See the “Long Term Obligations” footnote of this report. Based on an aggregate principal balance of $4.8 million at December 31, 2006, a complete prepayment would require a cash payment of approximately $5.3 million. These provisions could have the practical effect of increasing the costs of any potential significant transaction, and restrict our ability to enter into any such transaction.

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

As of December 31, 2006, approximately 51,013,900 shares of our common stock were reserved for issuance upon exercise or conversion of the following securities (at conversion prices applicable as at December 31, 2006):

•                  9,623,900 shares upon conversion of outstanding convertible term notes;

•                  18,711,900 shares upon exercise of outstanding stock options and warrants;

•                  1,817,800 shares upon exercise of options available for future grant under our existing option plans; and

•                  20,860,300 shares or more upon conversion of our outstanding shares of Convertible Preferred Stock and cumulative dividends in arrears.

The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing shareholders.

A substantial number of our convertible securities are convertible into shares of common stock at a conversion price of $.50 per share. Most of these shares are eligible for public resale. The trading price of our common stock and our ability to raise additional financing may be adversely affected by the influx into the market of such a substantial number of shares.

Our outstanding Series A Convertible Preferred Stock and cumulative dividends in arrears are convertible into 6,165,564 shares of common stock as of December 31, 2006 at a per share conversion price of $.50. Although many of the shares issuable upon conversion of our Series A Convertible Preferred Stock are eligible for public resale under Securities Exchange Commission Rule 144, we agreed to file a registration statement to cover the public resale of all of these shares. This significant increase in the number of shares available for public sale may have a negative impact on the trading price of our shares and substantially dilute the ownership interests of our existing shareholders. In the event that our stock trades below $.50 per share, in order to raise additional financing we would likely be required to issue additional shares of common stock or securities convertible into common stock at a purchase or conversion price, as applicable, of less than $.50 per share. Any issuance of shares at a purchase price of less than $.50 per share would reduce the conversion price of our Series A Convertible Preferred Shares to such lower price. This would require us to issue additional shares upon conversion of our Series A Shares and further dilute the ownership interests of our existing shareholders. To the extent these factors are viewed negatively by the market, it may provide an incentive for persons to execute short sales of our common stock that could adversely affect the trading price of our common stock.

In January 2006, the Company issued Convertible Term Notes in the aggregate principal amount of $1,000,000 to certain investors. The Convertible Notes subsequently converted into 1,000,000 shares of Series B Convertible Preferred Stock of the Company, which shares and cumulative dividends are convertible into shares of the Common Stock of the Company at a fixed conversion of $0.50 per share for an aggregate amount of 2,202,136 shares as at December 31, 2006. Although many of the shares issuable upon conversion of our Series B Convertible Preferred Stock are eligible for public resale under Securities Exchange Commission Rule 144, we agreed to file a registration statement to cover the public resale of all of these shares. This significant increase in the number of shares available for public sale may have a negative impact on the trading price of our shares and substantially dilute the ownership interests of our existing shareholders. In the event that our stock trades below $.50 per share, in order to raise additional financing we would likely be required to issue additional shares of common stock or securities convertible into common stock at a purchase or conversion price, as applicable, of less than $.50 per share. Any issuance of shares at a purchase price of less than $.50 per share would reduce the conversion price of our Series B Convertible Preferred Shares to such lower price. This would require us to issue additional shares upon conversion of our Series B Shares and further dilute the ownership interests of our existing shareholders. To the extent these factors are viewed negatively by the market, it may provide an incentive for persons to execute short sales of our common stock that could adversely affect the trading price of our common stock.

In August 2006, certain subordinated terms noted were converted to shares of Series C Convertible Preferred Stock of the Company, which shares and cumulative dividends are convertible into shares of the Common Stock of the Company at an initial fixed conversion of $0.50 per share for an aggregate amount of 12,492,638 shares as at December 31, 2006. Although many of the shares issuable upon conversion of our Series C Convertible Preferred Stock are eligible for public resale under Securities Exchange Commission Rule 144, we agreed to file a registration statement to cover the public resale of all of these shares. This significant increase in the number of shares available for public sale may have a negative impact on the trading price of our shares and substantially dilute the ownership interests of our existing shareholders. In the event that our stock trades below $.50 per share, in order to raise additional financing we would likely be required to issue additional shares of common stock or securities convertible into common stock at a purchase or conversion price, as applicable, of less than $.50 per share. Any issuance of shares at a purchase price of less than $.50 per share would reduce the conversion price of our Series C Convertible Preferred Shares to such lower price. This would require us to issue additional shares upon conversion of our Series C Shares and further dilute the ownership interests of our existing shareholders. To the extent these factors are viewed negatively by the market, it may provide an incentive for persons to execute short sales of our common stock that could adversely affect the trading price of our common stock.

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

ITEM 2.                    DESCRIPTION OF PROPERTY

We do not own any real estate. We conduct operations from leased premises in Marlborough, Massachusetts (38,000 square feet), Eagan, Minnesota (6,800 square feet), Wall, New Jersey (2,180 square feet) and Fulton County, Georgia, (360 square feet). We believe that our current facilities are adequate for the foreseeable future.

ITEM 3.                    LEGAL PROCEEDINGS

Prior to our acquisition of PSG in March 2004, PSG had been named as a defendant in a civil action initiated in the Superior Court Department in Hampden County, Commonwealth of Massachusetts by The Vince Group, Inc. (“TVG”). The case was then removed to the United States District Court for the District of Massachusetts at the request of the parties. The complaint claimed that PSG was obligated to pay a percentage of certain of its revenues to TVG in consideration for a strategic business introduction allegedly made by an agent of TVG. PSG denied the allegations and filed an answer in the litigation. On April 20, 2006, the action was reported settled to the Court, and on June 20, 2006 a Stipulation of Dismissal with Prejudice was filed.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2006.

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

2006:	High	Low

Quarter ended December 31, 2006	$0.53	$0.32
Quarter ended September 30, 2006	0.49	0.39
Quarter ended June 30, 2006	0.67	0.40
Quarter ended March 31, 2006	0.94	0.58

2005:	High	Low

Quarter ended December 31, 2005	$0.81	$0.50
Quarter ended September 30, 2005	1.21	0.74
Quarter ended June 30, 2005	1.39	0.99
Quarter ended March 31, 2005	1.63	1.13

The last price of our common stock as reported on the OTC Bulletin Board on March 1, 2007 was $0.28 per share.

Holders

As of March 1, 2007, the number of stockholders of record of our common stock was 191.

Dividends

We have not paid any cash dividends on our common stock to date, and have no intention of paying any cash dividends on our common stock in the foreseeable future. The terms of our outstanding Convertible Preferred Stock preclude us from declaring or paying a dividend on our common stock unless a dividend is also declared or paid, as applicable, on our Convertible Preferred Stock. The declaration and payment of dividends on our common stock is also subject to the discretion of our Board of Directors and certain limitations imposed under the Delaware General Corporation Law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Recent Sales Of Unregistered Securities.

a)              On January 23, 2006, BIO-key International, Inc. entered into an Amendment and Waiver with Laurus pursuant to which Laurus allowed the Company to extend the maturity of the Secured Convertible Term Notes dated September 29, 2004 and June 7, 2005. The fixed conversion price under each of the Secured Notes was reset from $1.35 to $0.85 per share. In addition, the exercise price of all warrants to purchase Common Stock of the Company held by Laurus was reset to $1.00 per share. The Company issued 150,000 shares of the Company’s Common Stock to Laurus as consideration for this payment deferral. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

b)             On January 23, 2006, the Company entered into an Amendment and Waiver with The Shaar Fund Ltd. and other institutional and accredited investors pursuant to which these investors allowed the Company to extend the maturity of the Subordinated Notes issued by the Company on September 29, 2004 and on May 31, 2005. Additionally, the interest rate was fixed at fifteen percent (15%) and all principal amounts are due at the maturity date and shall be paid in shares of Common Stock priced at $0.70 per share if the average closing price of the Common Stock for the thirty (30) trading days immediately preceding the maturity date is greater than $1.10. Interest shall be paid, at the Company’s election, in cash or shares of Common Stock, with the Common Stock priced at the average closing price of the Common Stock for the ten (10) trading days immediately preceding the repayment date. The currently applicable fixed conversion price was amended to $0.70 per share. In addition, the exercise price of all warrants to purchase Common Stock held by the Subordinated Note Holders that currently have an exercise price greater than $1.00 per share was reset to$1.00 per share. In connection with this financing, we also reduced the conversion price of the Series A Convertible Preferred shares held by the Shaar Fund Ltd. to $0.70 per share.

c)              On January 23, 2006, the Company issued Convertible Term Notes in the aggregate principal amount of $1,000,000 to certain investors. The Convertible Notes are convertible into 1,000,000 shares of Series B Convertible Preferred Stock of the Company at an initial fixed conversion of $0.70 per share for an aggregate amount of 1,428,571 shares. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

d)             On August 10, 2006, BIO-key International, Inc. entered into an Amendment and Waiver with Laurus pursuant to which Laurus allowed the Company to pay principal amounts due and payable under the 2004 Senior Note and the 2005 Senior Note for the months of August and September 2006 to be paid in shares of the Company’s Common Stock priced at $0.50 per share, and defer principal amounts due and payable under the 2004 Senior Note for the months of October, November and December 2006 to January 1, 2008, the final maturity date of the 2004 Senior Note, and defer the principal amounts due and payable under the 2005 Senior Note for the months of October, November and December 2006 to December 1, 2008, the final maturity date of the 2005 Senior Note. The Company issued 150,000 shares of the Company’s Common Stock to Laurus as consideration for this payment amendment and deferral. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

e)              On August 10, 2006, the Company entered into a Securities Exchange Agreement with The Shaar Fund Ltd. and other institutional and accredited investors pursuant to which these investors agreed to exchange the principal amount outstanding under the Subordinated Notes, plus accrued and unpaid interest thereon, and certain liquidated damages payments owed by the Company for shares of the Company’s Series C Convertible Preferred Stock at a fixed conversion of $0.50 per share. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person. In addition, the exercise price of all warrants to purchase Common Stock held by the Subordinated Note Holders dated as of May 31, 2005 and January 23, 2006 was reset to $0.50 per share. In connection with this financing, we also reduced the conversion price of the Series A and Series B Convertible Preferred shares to $0.50 per share.

f)                On August 10, 2006, the Company issued an aggregate of 3,000,000 and 1,000,000 shares of common stock and warrants to purchase 400,000 and 133,333 shares of common stock to Trellus Partners, L.P. and The Shaar Fund Ltd., respectively, for aggregate gross proceeds of approximately $1,500,000 in cash, and $500,000 by an exchange of rights to declared and unpaid dividends. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

Convertible Preferred Stock

Within the limits and restrictions provided in the Company’s Certificate of Incorporation, the Board of Directors has the authority, without further action by the shareholders, to issue up to 5,000,000 shares of preferred stock, $.0001 par value per share, in one or more series, and to fix, as to any such series, any dividend rate, redemption price, preference on liquidation or dissolution, sinking fund terms, conversion rights, voting rights, and any other preference or special rights and qualifications.

Series A Convertible Preferred Stock.

In March 2004, we designated 100,000 shares of preferred stock as Series C Convertible Preferred Stock. In connection with the Company’s reincorporation in Delaware, each share of Series C Convertible Preferred Stock was automatically converted into one share of Series A Convertible Preferred Stock (the “Series A Shares”), of which 30,557 were issued and outstanding December 31, 2006. The following describes the material provisions of the Series A Shares which are more fully set forth in the Certificate of Designation on file with the Delaware Secretary of State.

The Series A Shares accrue a cumulative annual dividend of 7% on the $100 face amount of such shares payable June 15 and December 15 each year in shares of common stock. In the event of a liquidation, dissolution or winding up of the Company, the Series A shares have a liquidation preference of $100 per share (plus all accrued and unpaid dividends thereon) prior to any payment or distribution to holders of our common stock. The Series A Shares are convertible into common stock at a conversion price of $.50 per share. The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends or reclassifications. Subject to certain exceptions, in the event we issue additional shares of common stock at a purchase price less than the conversion price of the Series A Shares, the conversion price shall be lowered to such lesser price. In the event that the average closing bid price of our common stock is less than $1.00 per share for thirty (30) consecutive trading days at any time after March 3, 2008, we will be required to redeem the Series A Shares by payment of $100 per share plus all accrued and unpaid dividends due thereon. This date was deferred from March 3, 2007 to March 3, 2008 by an agreement with the holders of the Series A Shares on March 28, 2007.

We are required to obtain the consent of the holders of a majority of the Series A Shares in order to, among other things, issue any shares of preferred stock that are equal to or have a preference over the Series A shares or issue any shares of preferred stock, rights, options, warrants, or any other securities convertible into common stock of the Company, other than those issued to employees of the Company in the ordinary course of their employment or to consultants or other persons providing services to the Company so long as such issuances do not exceed 500,000 shares of common stock. We are also required to obtain such consent in order to, among other things, complete a sale or other disposition of any material assets, complete an acquisition of a material amount of assets, engage in a merger, reorganization or consolidation, or incur or guaranty any indebtedness in excess of $50,000.

Series B Convertible Preferred Stock.

In January 2006, the Company designated 1,000,000 shares of preferred stock as Series B Convertible Preferred Stock, all of which are issued and outstanding as of December 31, 2006. The following describes the material provisions of the Series B Convertible Preferred Shares which are more fully set forth in the Certificate of Designation on file with the Delaware Secretary of State.

The Series B Convertible Preferred Shares accrue a cumulative annual dividend of 15% on the $1 face amount of such shares payable January 1, April 1, July 1 and October 1 each year in shares of common stock, or cash at the Company’s election. In the event of a liquidation, dissolution or winding up of the Company, the Series B Convertible Preferred Shares have a liquidation preference of $1 per share (plus all accrued and unpaid dividends thereon) prior to any payment or distribution to holders of our common stock. The Series B Convertible Preferred Shares are convertible into common stock at a conversion price of $.50 per share. The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends or reclassifications. Subject to certain exceptions, in the event we issue additional shares of common stock at a purchase price less than the conversion price of the Series B Convertible Preferred Shares, the conversion price shall be lowered to such lesser price.

If during the thirty (30) consecutive trading day period occurring prior to January 1, 2009, the average closing bid price for one share of Common Stock, as reported by Bloomberg, L.P. is at least $1.10, all outstanding Series B shares shall automatically be converted into Common Stock, at the then effective conversion rate. Upon conversion, all accrued or declared but unpaid dividends on the Series B shares shall be paid in shares of Common Stock. In the event that the average closing bid price of our common stock is less than $1.10 per share for thirty (30) consecutive trading days at any time after January 1, 2009, we will be required to redeem the Series B Convertible Preferred Shares by payment of $1 per share plus all accrued and unpaid dividends due thereon.

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

Series C Convertible Preferred Stock.

In August 2006, the Company designated 600,000 shares of preferred stock as Series C Convertible Preferred Stock, 592,032 of which are issued and outstanding, as of December 31, 2006. The following describes the material provisions of the Series C Convertible Preferred Shares, which are more fully set forth in the Certificate of Designation on file with the Delaware Secretary of State.

The Series C Convertible Preferred Shares accrue a cumulative annual dividend of 15% on the $10 face amount of such shares payable December 1, March 1, June 1 and September 1 each year in shares of common stock, or cash at the

Company’s election. In the event of a liquidation, dissolution or winding up of the Company, the Series C Convertible Preferred Shares have a liquidation preference of $10 per share (plus all accrued and unpaid dividends thereon) prior to any payment or distribution to holders of our common stock. The Series C Convertible Preferred Shares are convertible into common stock at a conversion price of $.50 per share. The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends or reclassifications. Subject to certain exceptions, in the event we issue additional shares of common stock at a purchase price less than the conversion price of the Series C Convertible Preferred Shares, the conversion price shall be lowered to such lesser price.

If during the thirty (30) consecutive trading day period occurring prior to January 1, 2009, the average closing bid price for one share of Common Stock, as reported by Bloomberg, L.P. is at least $1.20, all outstanding Series C shares shall automatically be converted into Common Stock, at the then effective conversion rate. Upon conversion, all accrued or declared but unpaid dividends on the Series C shares shall be paid in shares of Common Stock. In the event that the average closing bid price of our common stock is less than $1.20 per share for thirty (30) consecutive trading days at any time after January 1, 2009, we will be required to redeem the Series C Convertible Preferred Shares by payment of $10.00 per share plus all accrued and unpaid dividends due thereon.

For as long as any of the Series C Convertible Preferred Stock are outstanding, we are required to obtain the consent of the holders of the Series C Convertible Preferred Shares in order to, among other things, issue any shares of preferred stock that are equal to or have a preference over the Series C Convertible Preferred Shares or issue any shares of preferred stock, rights, options, warrants, or any other securities convertible into common stock of the Company, other than those issued to employees of the Company in the ordinary course of their employment or to consultants or other persons providing services to the Company.

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

OVERVIEW provides a description of our business, the major items that affected our business, and how we analyze our business. It then provides an analysis of our overall 2006 performance and a description of the significant events impacting 2006 and thereafter.

RESULTS OF OPERATIONS provides an analysis of the consolidated and segment results of operations for 2006 compared to 2005.

LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, financing, contractual obligations, and liquidity outlook.

RESTATEMENT provides a description and reconciliation of the restatement. For additional information, see Item 8, Financial Statements and Supplementary Data, Note B, Restatement of Previously Issued Financial Statements.

CRITICAL ACCOUNTING POLICIES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.

RECENT ACCOUNTING STANDARDS by reference to Note 1 to the Consolidated Financial Statements provides a description of accounting standards which we have not yet been required to implement and may be applicable to our operations, as well as those significant accounting standards which were adopted during 2006.

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

The Mobile Government Division provides wireless data solutions for use by public safety organizations, primarily state and local police, fire and rescue and emergency medical services organizations that enable such organizations to access law enforcement databases to validate identities and obtain suspect information. Its public safety solutions are integrated into fifty (50) different state databases, as well as local and federal databases, and its products deliver real-time information in seconds, without the need for human dispatchers or other resources.

INTRODUCTION

During 2004 and 2005, the Company integrated the products, operations and technology acquired from the Public Safety Group in March 2004 and Aether Systems in September 2004, in an effort to leverage new business opportunities. In the fourth quarter of 2005, the Company restructured its operations into three business segments: Biometrics, Law Enforcement and Fire Safety. Each segment is headed by a General Manager and organized to quickly respond to market needs as well as to drive down costs to achieve profitability. Management believes that this initiative has lead to increased opportunities in 2006 as the General Managers develop their organizations. A detailed analysis of each segment can be found below.

RESULTS OF OPERATIONS

Consolidated Results of Operations

Two Year % trend

	Years ended December 31,
	2006	2005
		(As Restated)
Revenues
Services	72%	76%
License fees and other	28%	24%
	100%	100%
Costs and other expenses
Cost of services	17%	20%
Cost of license fees and other	5%	7%
	22%	27%
Gross Profit	78%	73%

Operating expenses
Selling, general and administrative	68%	83%
Research, development and engineering	43%	48%
	111%	131%
Operating loss	(33)%	(58)%

Other income (deductions)
Total other income (deductions)	(40)%	32%
NET INCOME (LOSS)	(73)%	(26)%

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

			2006 - 2005
	2006	2005	$ Chg	% Chg

Revenues
Law Enforcement
Service	$8,069,005	$7,886,000	$183,005	2%
License & other	2,357,112	2,638,938	(281,826)	(11%)
	10,426,117	10,524,938	(98,821)	(1%)
Fire Safety
Service	2,801,513	2,814,616	(13,103)	0%
License & other	1,104,941	406,470	698,471	172%
	3,906,454	3,221,086	685,368	21%

Biometrics
Service	79,377	161,033	(81,656)	(51%)
License & other	781,677	319,038	462,639	145%
	861,054	480,071	380,983	79%

Total Revenue	$15,193,625	$14,226,095	$967,530	7%

Cost of goods sold
Law Enforcement
Service	$1,629,627	$2,260,845	$(631,218)	(28%)
License & other	482,794	679,170	(196,376)	(29%)
	2,112,421	2,940,015	(827,594)	(28%)
Fire Safety
Service	950,503	602,317	348,186	58%
License & other	81,626	165,074	(83,448)	(51%)
	1,032,129	767,391	264,738	34%
Biometrics
Service	93,693	42,980	50,713	118%
License & other	158,463	93,247	65,216	70%
	252,156	136,227	115,929	85%

Total COGS	$3,396,706	$3,843,633	$(446,927)	(12%)

Revenues

Law Enforcement

Service revenue for the segment for the year ended December 31, 2006 included approximately $1,409,000 from a long-term project that the Company had participated in as a subcontractor.  The amount resulted from a cash payment of approximately $571,000 along with approximately $838,000 of revenue that was previously deferred until evidence of full acceptance by the end user was received by the Company.  That increase was offset by a reduction in revenue from other longer-term project work that was present in 2005, as the Company moves to more of a license-based model.

Fire Safety

The increase in revenue for this segment over the prior year was driven by increased license sales, including a full year of  sales of the Fire RMS product that was introduced mid-year 2005. Sales in 2006 also included increased sales through one of the Company’s channel partners. Management expects this increase in market presence to continue, and will continue to focus resources on this segment.

Biometrics

A substantial portion of the revenue for the year ended December 31, 2006, was attributable to a large license order in Q1 2006 from a new customer. However, revenue in this segment continues to be inconsistent and unpredictable as the market for the Biometrics’ products continues to develop slowly.

Costs of goods sold

Law Enforcement

The decrease in Service Costs for the 2006 year were attributable to a reduction in personnel and related expenses that were needed in connection with several long term projects that were completed in 2005.

The cost of License and Other Revenues derived primarily from product sales for which we are required to pay a royalty. The decrease in cost is primarily driven by the sales mix and is solely dependent specifically on what products were sold.

Fire Safety

Services costs have increased over the prior year primarily from the addition of dedicated support and implementation staff to support the increasing customer base in the Fire Safety segment.

License and other costs are attributable primarily to revenues derived from product sales for which we are required to pay a royalty. The decrease in cost is primarily driven by the sales volume in addition to product mix. These costs are solely dependent specifically on what products were sold.

Biometrics

The increase in Service costs are the result of an increased allocation of  a customer support person’s time to the segment to support the larger customer base in 2006.

License and other costs are primarily related to the hardware costs related to sales of biometric fingerprint readers. The change in cost of goods sold is directly attributable to the product mix between types of readers sold and the volume of readers sold.

Selling, general and administrative

			2006 - 2005
	2006	2005	$ Chg	% Chg

Law Enforcement	$4,944,737	$7,471,524	$(2,526,787)	(34%)
Fire Safety	3,037,050	2,802,220	234,830	8%
Biometrics	2,329,230	1,550,865	778,365	50%

Total	$10,311,017	$11,824,609	$(1,513,592)	(13%)

As discussed previously, the Company restructured its operations into three business segments: Biometrics, Law Enforcement and Fire Safety in the fourth quarter of 2005.  For 2005, SG&A costs were allocated to the segments based on several factors including management’s estimates and percentage of revenue.  For 2006, sales expenses were a direct cost to the segment, with G&A costs allocated between business segments on fixed percentages which had been established by management during the budgeting process.

The overall decline in total SG&A costs for the year ended December 31, 2006 as compared to the 2005 year, is primarily attributable to the continued focus of management on the cost reduction initiatives which commenced during the fourth quarter of 2005. Significant reductions in selling expenses (including personnel costs and commissions) were partially offset by additional costs related to reporting and compliance that the Company has experienced due to the restatements of our previously filed financial statements, and amendments of our previously filed registration statements.

Management believes the appropriate resources are in place to support its strategic goals, but also continues to analyze the expense structure to explore ways in which to further reduce costs, through synergies and increased system efficiencies.

Research, development and engineering

			2006 - 2005
	2006	2005	$ Chg	% Chg

Law Enforcement	$3,812,117	$3,931,265	$(119,148)	(3%)
Fire Safety	1,304,874	1,207,263	97,611	8%
Biometrics	1,397,362	1,707,507	(310,145)	(18%)

Total	$6,514,353	$6,846,035	$(331,682)	(5%)

The decrease in total R&D expenses in 2006 as compared to 2005 is primarily due to lower personnel and related expenses. Management believes the appropriate resources are in place to support its strategic goals and expenses should remain relatively flat in total dollars.

Law Enforcement

R & D costs have decreased slightly for the year ended December 31, 2006 as compared to 2005,  primarily due to staff and cost structure reductions undertaken by management in the fourth quarter of 2005.

Fire Safety

R & D costs have increased slightly for the year ended December 31, 2006 as compared to 2005, as the Company added additional resources in this segment to support  the increased demand for its Fire segment products

Biometrics

R & D costs have decreased for the year ended December 31, 2006, as compared to 2005, due to lower personnel costs.  As the  Company continues to develop further integration of its Biometric software solutions in other products with in Company it has required less direct resources in the segment.

Other income and expense

			2006 - 2005
	2006	2005	$ Chg	% Chg
		(As Restated)

Interest income	$—	$35,958	$(35,958)	(100%)
Interest expense	(5,730,712)	(4,521,344)	(1,209,368)	27%
Derivative and warrant fair value adjustments	7,542,666	9,154,951	(1,612,285)	(18%)
Gain (loss) on sale of marketable securities	—	(20,000)	20,000	(100%)
Loss on extinguishment of debt	(7,815,717)	—	(7,815,717)	n/a
Other income (expense)	(48,637)	(34,767)	(13,870)	40%

	$(6,052,400)	$4,614,798	$(10,667,198)	(231%)

For the year ended December 31, 2006, consolidated interest expense increased approximately $1,209,000 or 27% as compared to the 2005 year.  Interest expense includes amounts accrued on senior and subordinated convertible debt, and on the letter of credit arrangement, as well for the amortization of debt discounts, and deferred financing costs. The increase in interest expense during 2006 was primarily related to the default interest and the liquidating damages provisions enforced with respect to the convertible debt and preferred stock instruments. These provisions were triggered due to the Company breaching certain registration right agreement clauses during the year. The increase in interest expense was offset by the exchange of certain debt instruments to preferred stock in August 2006.

For the year ended December 31, 2006, derivative and warrant fair value adjustments decreased when compared to the 2005 year, due to changes in the fair market value of embedded derivatives and detachable warrants issued with convertible debt issued in 2004 and 2005, as well as changes in the fair market value of derivatives recorded as a result of financings in 2006. The changes represent non-cash income and expense charges to the statement of operations. The fair value of the derivatives will fluctuate based on; our stock price on the valuation date, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate, and the time to maturity of the outstanding debt and the time to conversion or redemption of preferred stock at different points in time.

As mentioned in Note L and Note Q to the consolidated financial statements, the balance of the embedded derivatives, warrants, and unamortized discounts with respect to the 2004 and 2005 financings were extinguished as part of the January and August 2006 debt restructurings. These events precipitated the recording of the above “loss on extinguishment of debt,” during the year ended December 31, 2006. There was no such event during the year ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES OVERVIEW

The net cash used in operating activities during 2006 was $3,551,455, as compared to $4,513,497 in 2005. Some of the major drivers of this change are discussed in more detail below. The Company’s income statement includes five non-cash items which made the most significant contributions to the net cash used in operating activities in 2006 and 2005.

•                  The Company issued notes in 2004 and 2005 and preferred stock in 2006, all of which contained embedded derivatives, and associated warrants. In 2006 and 2005, the Company recognized gains of approximately $7,543,000 and $9,155,000 respectively, related to the decrease in value of the derivatives and associated warrants. The decrease in value is driven mainly by the decline in value of the underlying BIO-key stock.

•                     The Company recorded approximately $7,816,000 and $0 of charges in 2006 and 2005, respectively, for the non-cash expense related to the extinguishment of debt as a result of its January and August 2006 refinancings.

•                  A debt discount was identified when the 2004 and 2005 notes were initially recorded to reflect the fair market value of the embedded derivatives and warrants associated with the debt. The discount is amortized using the effective interest method into earnings over the life of the related debt. In 2006 and 2005, the company recorded non-cash interest expense related to the amortization of the debt discount of approximately $2,774,000 and $2,098,000 respectively.

•                     The company recorded approximately $864,000 and $1,324,000 of charges in 2006 and 2005, respectively, for the non-cash expense of amortizing intangible assets.

•                  The Company recorded approximately $727,000 and $664,000 of charges in 2006 and 2005, respectively, for the non-cash expense of issuing options and warrants to non employees for services.

For the years ended December 31, 2006 and 2005, the Company reported positive cash flows related to a decrease in costs and earnings in excess of billings on uncompleted contracts of approximately $3,106,000 and $2,469,000, respectively. Costs and earnings in excess of billings on uncompleted contracts represent services which have been performed on long term contracts but have not been invoiced at year end due to milestones contained within the contracts. During 2006 and 2005, the Company was able to bill the customers due to the fact the milestones had been reached. A corresponding increase of approximately $1,336,000 and decrease of approximately 345,000 in accounts receivable was experienced during 2006 and 2005 respectively, which indicated the majority of amounts transferred from the costs and earnings in excess of billings on uncompleted contracts during the period were collected by the Company.

The Company also experienced a positive cash flow from an increase of approximately $613,000 and $1,192,000 in deferred revenue from 2006 and 2005 respectively, due to customers who had purchased and paid for maintenance agreements which the company had to earn typically over a one year period.

The overall major drivers in operating cash flow are the current operating costs which are greater than the current revenues. The company has experienced improvements related to the ratio of operating expenses to revenues and expects this trend to continue to improve until such time as the Company is able to generate sustained profitability.

FINANCING ACTIVITIES OVERVIEW

Financing Activities

2005 Senior and Subordinate Term Notes

On June 8, 2005, we entered into a Securities Purchase Agreement (the “Senior Purchase Agreement”) with an institutional investor. Under the Senior Purchase Agreement, the Company issued a Secured Convertible Term Note (the “Senior Convertible Note”) in the aggregate principal amount of $2,000,000, convertible into Common Stock of the Company in certain circumstances at $0.85 per share, and issued a warrant (the “Senior Warrant”) to purchase an aggregate of 444,444 shares of the Common Stock at a per share exercise price of $1.00. The aggregate consideration received by the Company, net of all fees and expenses, for the Senior Convertible Note and the Senior Warrant was approximately $1,841,000. The proceeds from this transaction were used for working capital purposes. The Company’s obligations under the Senior Purchase Agreement and the Senior Convertible Notes are secured by a security interest in all or substantially all of the Company’s assets.

Under the terms of the Senior Convertible Note, we are required to make monthly payments of accrued interest only beginning on July 1, 2005. In addition, the Senior Convertible Note provides for monthly payments of principal in equal 1/32 increments thereof, plus accrued interest, commencing October 1, 2005.

We entered into a Securities Purchase Agreement, effective as of May 31, 2005, (the “Subordinated Purchase Agreement”) with existing shareholders of the Company and other accredited investors (collectively, the “Subordinated Investors”). Under the Subordinated Purchase Agreement, the Company issued Convertible Term Notes (the “Subordinated Convertible Notes”) in the aggregate principal amount of $2,794,723, respectively convertible into Common Stock of the Company in certain circumstances at $0.70 per share, and issued warrants (the “Subordinated Warrants”) to purchase an aggregate of 828,066 shares of the Common Stock at a per share exercise price of $1.00. The aggregate consideration received by the Company, net of all fees and expenses, for such Subordinated Convertible Notes and Subordinated Warrants

was approximately $2,411,000. The proceeds from this transaction were used for working capital purposes. The Subordinated Convertible Notes were issued at a purchase price equal to $900 for each $1,000 of principal amount of the Note.

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

2006 Amendment and Waiver

The Company entered into an Amendment No. 1 to its Subordinated Secured Promissory Note, dated as of January 23, 2006, with Aether Systems, Inc. Pursuant to the Aether Note Amendment, the Subordinated Secured Promissory Note issued by the Company to Aether on September 30, 2004 in the aggregate maximum principal amount of $6,884,588 was amended to increase such aggregate maximum principal amount to $7,884,588. The Aether Note evidences a contingent reimbursement obligation of the Company to Aether and a surety fee payable by the Company to Aether, in each case with respect to a letter of credit maintained by Aether for the Company’s benefit in connection with the Company’s acquisition of the Mobile Government Division of Aether on September 30, 2004. The Company’s obligations under the Aether Note remain secured by a security interest granted to Aether in all or substantially all of the Company’s assets subordinated to the security interest of Laurus pursuant to the 2004 and 2005 Senior Notes.

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

Effective as of August 10, 2006, the Company also entered into an Amendment and Waiver with Laurus in connection with the holder of its Secured Convertible Notes currently held by Laurus. Under the Amendment and Waiver, the September 2004 Note and June 2005 Note were amended as follows: (i) the principal amounts due and payable under the 2004 Note and the 2005 Note for the months of August and September 2006, respectively, shall be paid in shares of the Company’s Common Stock priced at $0.50 per share; and (ii) the principal amount due and payable under the 2004 Note for the months of October, November and December 2006 is deferred until January 1, 2008, the final maturity date of the 2004 Note, and the principal amount due and payable under the 2005 Note for the months of October, November and December 2006 is deferred until December 1, 2008, the final maturity date of the 2005 Note. Pursuant to this Amendment and Waiver, the Company issued 150,000 shares of its common stock to Laurus as consideration for the principal payment deferral. In connection with this financing, the Company reduced the conversion price under each of the September 2004 Note and June 2005 Note to $0.50 per share.

Effective as of August 10, 2006, the Company also entered into a Securities Exchange Agreement with certain holders of its Subordinated Convertible Promissory Notes. Under the Securities Exchange Agreement, certain Subordinated Notes issued by the Company on September 29, 2004 in the aggregate principal amount of $5,288,221 and on May 31, 2005 in the aggregate principal amount of $3,244,723 were amended as follows: (i) the aggregate principal amount outstanding under the Notes, plus accrued and unpaid interest, and liquidated damages were exchanged for shares of Series C Convertible Preferred Stock; and (ii) in addition, the exercise price of all warrants held by Subordinated Note Holders dated May 31, 2005 and January 23, 2006, to purchase Common Stock of the Company was reset to $0.50 per share. In connection with this financing, the Company also reduced the conversion price of the Series A and Series B Convertible Preferred shares to $0.50 per share.

The Company entered into (i) a Securities Purchase Agreement (the “Trellus Securities Purchase Agreement”), dated as of August 10, 2006, with Trellus Partners, L.P. (“Trellus”) and (ii) a Securities Purchase Agreement (the “Shaar Securities Purchase Agreement”), dated as of August 10, 2006, with Shaar. Under the Trellus Securities Purchase Agreement, the Company (i) issued and sold 3,000,000 shares of its Common Stock (the “Trellus Shares”) to Trellus, at a purchase price of $0.50 per share, for an aggregate purchase price of $1,500,000 and (ii) issued a warrant to Trellus (the “Trellus Warrant”) to purchase up to an aggregate of 400,000 shares of the Company’s Common Stock at an exercise price of $0.75 per share.

Under the Shaar Securities Purchase Agreement, the Company agreed to (i) issue and sell 1,000,000 shares of its Common Stock (the “Shaar Shares”) to Shaar, at a purchase price of $0.50 per share, for an aggregate purchase price of $500,000 to be paid by exchanging Shaar’s rights in an aggregate amount of $500,000 by an exchange of rights to declared and unpaid dividends on the Shares of Series A Convertible Preferred Stock currently held by Shaar; and (ii) issue a warrant to Shaar (the “Shaar Warrant”) to purchase up to an aggregate of 133,333 shares of the Company’s Common Stock at an exercise price of $0.75 per share.

Liquidity outlook

At December 31, 2006, our total of cash and cash equivalents was approximately $627,000. The total was approximately $1,423,000 at December 31, 2005. We have financed ourselves through access to the capital markets by issuing debt securities, convertible preferred stock and common stock.

We currently require approximately $1,700,000 per month, excluding debt related payments, to conduct our operations. During the fourth quarter of 2006, we generated approximately $4,012,000 of revenue and expect it to increase quarterly in 2007. During the first quarter of 2007, the Company incurred approximately $400,000 in legal and accounting fees with respect to the unsuccessful takeover bid for a Canadian organization (refer Note X – Events occurring subsequent to December 31, 2006 for more information). The amount is expected to be paid over the first six months of 2007.

During 2006, the Company incurred significant expenses in order to complete several SB-2 registration statements related to various financing transactions.  While the Company does not expect these costs to continue into 2007, there will be additional costs incurred in order for the Company to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

In August 2006, the Company agreed with certain 2004 and 2005 Subordinated Investors to exchange the principal amounts outstanding under their 2004 and 2005 Subordinated Notes, plus accrued and unpaid interest thereon, and certain liquidated damages, for shares of the Company’s Series C Convertible Preferred Stock. The exchange enabled the Company to reduce its debt dependence, and short-term repayment obligations significantly.

We need to obtain additional funding to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. Therefore, we need to obtain additional financing through the issuance of debt or equity securities, or to restructure our financial position through similar transactions to what was consummated during 2006. The Company’s Series A Convertible Preferred Stock may be redeemable in cash by the stockholders during the second quarter of 2008, if certain stock price performance conditions are not met. This date was deferred from March 3, 2007 to March 3, 2008 by an agreement with the holders of the Series A shares on March 28, 2007.

Due to several factors, including our history of losses and limited revenue, our former and current independent auditors have included an explanatory paragraph in opinions they have previously issued related to our annual financial statements as to the substantial doubt about our ability to continue as a going concern. Our long-term viability and growth will depend upon the successful commercialization of our technologies and our ability to obtain adequate financing. To the extent that we require such additional financing, no assurance can be given that any form of additional financing will be available on terms acceptable to us, that adequate financing will be obtained to meet our needs, or that such financing would not be dilutive to existing stockholders. If available financing is insufficient or unavailable or we fail to continue to generate meaningful revenue, we may be required to further reduce operating expenses, delay the expansion of operations, be unable to pursue merger or acquisition candidates, or continue as a going concern.

CONTRACTUAL OBLIGATIONS

We have various contractual obligations impacting our liquidity. The following represents some of our contractual obligations as of December 31, 2006:

	Total	2007	2008	2009	2010
Non-cancelable operating leases	$2,198,121	$1,285,970	$874,605	$36,089	$1,457
Senior secured convertible term notes	4,797,895	3,048,421	1,749,474	—	—
Subordinated unsecured convertible term notes	17,188	17,188	—	—	—

Total	$7,013,204	$4,351,579	$2,624,079	$36,089	$1,457

The Company does not own any real estate but conducts operations from four leased premises. These non-cancelable operating leases expire a various dates through 2010. In addition to base rent, the Company pays for property taxes, maintenance, insurance and other occupancy expenses according to the terms of the individual leases.

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

As a result of our review and communications with the SEC, we determined that a restatement of previously reported financial information was required. Our previously reported financial information should no longer be relied upon. Accordingly, we have restated our previously reported financial information for the years ended December 31, 2003, 2004 and 2005 and our previously reported unaudited financial statements for the first, second and third quarters of 2003, 2004 and 2005 (the “restatement”). The restatement covered a number of separate matters, each of which is described above.

The following tables summarize the impact of all of these adjustments on previously reported revenue and assets, liabilities, and stockholders’ equity (deficit) for the year ended December 31, 2005.

Impact of Adjustments on Revenue For the Year Ended December 31,
2005
As previously reported	$14,226,095
Revenue recognition	—
As restated	$14,226,095

	Impact of Adjustments on Consolidated Balance Sheet Accounts
	As of December 31, 2005
			Stockholders’
	Total		Equity
	Assets	Liabilities	(Deficit)
As previously reported	$26,357,934	$17,050,206	$9,307,728
Debt financing	—	3,143,724	(3,143,724)
As restated	$26,357,934	$20,193,930	$6,164,004

The following table presents the effect of the restatement adjustments on the consolidated Statement of Operations for the year ended December 31, 2005.

	Year Ended December 31, 2005
	As Previously Reported	Effect of Restatement	As Restated
Revenues
Services	$10,861,649	$—	$10,861,649
License fees and other	3,364,446	—	3,364,446
	14,226,095	—	14,226,095
Costs and other expenses
Services	2,906,142	—	2,906,142
Cost of license fees and other	937,491	—	937,491
Selling, general and administrative	11,824,609	—	11,824,609
Research, development and engineering	6,846,035	—	6,846,035
	22,514,277	—	22,514,277
Operating loss	(8,288,182)	—	(8,288,182)
Other income (deductions)
Interest income	35,958	—	35,958
Interest expense	(6,548,130)	2,026,786	(4,521,344)
Derivative and warrant fair value adjustments	15,213,186	(6,058,235)	9,154,951
Loss on sale of marketable securities	(20,000)	—	(20,000)
Other expense	(34,767)	—	(34,767)
Total other income (deductions)	8,646,247	(4,031,449)	4,614,798
NET INCOME (LOSS)	$358,065	$(4,031,449)	$(3,673,384)

Basic Loss per Share:
Numerator
Net loss	$358,065	$(4,031,449)	$(3,673,384)

Convertible preferred stock dividends and accretion	(313,517)	—	(313,517)
Net Income (Loss) attributable to common shareholders	$44,548	$(4,031,449)	$(3,986,901)

Denominator
Weighted average common shares outstanding	44,787,807	44,787,807	44,787,807
Basic Loss per Share	$0.00	$(0.09)	$(0.09)

Diluted Loss per Share:
Numerator
Net Income (loss) attributable to common shareholders	$44,548	$(4,031,449)	$(3,986,901)

Effect of Dilutive Securities: Convertible Debentures	(8,795,834)	6,758,889	(2,036,945)

Net loss attributable to common shareholders and assumed conversions	$(8,751,286)	$2,727,440	$(6,023,846)

Denominator
Weighted average shares outstanding	44,787,807	—	44,787,807

Effect of Dilutive Securities: Convertible Debentures	7,258,496	—	7,258,496

Diluted weighted average common shares and common equivalents outstanding	52,046,303	52,046,303	52,046,303
Diluted Loss per Share	$(0.17)	$0.05	$(0.12)

The following table presents the effect of the restatement adjustments on the Consolidated Statement of Cash Flows for the year ended December 31, 2005.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2005
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

The Company intends to enter into arrangements with end users for items which may include software license fees, and services or various combinations thereof. For each arrangement, revenues will be recognized when evidence of an agreement has been documented, the fees are fixed or determinable, collection of fees is probable, delivery of the product has occurred and no other significant obligations remain.

Multiple-Element Arrangements: For multiple-element arrangements, each element of the arrangement will be analyzed and the Company will allocate a portion of the total fee under the arrangement to the elements using vendor specific objective evidence of fair value of the element, regardless of any separate prices stated within the contract for each element. Vendor specific objective evidence is based on the price the customer is required to pay when the element is sold separately (i.e., software license fees charged when consulting or other services are not provided, hourly rates charged for consulting services when sold separately from a software license). If vendor specific objective evidence of fair value does not exist for any undelivered elements, all revenue is deferred and recognized ratably over the service period if the undelivered element is services, or until sufficient objective evidence of fair value exists or all elements have been delivered.

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

3.                                       Accounting for Acquisitions

Acquisitions are accounted for under the purchase method of accounting, which resulted in recording significant goodwill and other intangible asset balances. The purchase prices are allocated to assets acquired and liabilities assumed at their estimated fair values on the date of the acquisitions, as determined by management, and by appraisals with respect to identifiable intangible assets. Accounting for acquisitions involves significant judgments and estimates regarding fair values of acquired intangible assets, which are based on projections of future revenues and cash flows, assumptions regarding discount factors, royalty rates, tax rates, amortization methodologies and related useful lives. Developed technology (software), copyrighted software, marketing agreements, customer relationships and trademarks are valued using the income approach.

4.                                       Marketable Debt Securities

The Company accounts for marketable securities pursuant to Statement of Financial Accounting Standards No. 115—”Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). SFAS 115 requires classification of debt and equity securities in three categories: trading securities, available-for-sale securities and held-to-maturity securities. Debt and equity securities classified as trading securities are carried at fair value with unrealized gains or losses included in income. Debt and equity securities designated as available-for-sale, whose fair values are readily determinable, are carried at fair value with unrealized gains or losses included as a component of accumulated other comprehensive income, net of applicable taxes. Debt securities that are expected to be held-to-maturity are carried at amortized cost. In January 2005 the Company sold these investments and did not hold any Marketable Debt Securities as of December 31, 2006.

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

6.                                       Goodwill and Intangible Assets

Goodwill represents the excess of costs of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The Company has adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets., which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize. Accordingly, the Company has not amortized goodwill. As provided by SFAS No. 142, the Company has elected to perform the annual assessment of the carrying value of all goodwill as of September 30th of each year using a number of criteria, including the value of the overall enterprise. As of December 31, 2006, the Company believes that no material impairment exists. Future impairment charges from previous or future acquisitions, if any, will be reflected as an operating expense in the statement of operations.

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

8.                                       Research and Development Expenditures

Research and development expenses include costs directly attributable to the conduct of research and development programs primarily related to the development of our software products and improving the efficiency and capabilities of our existing software. Such costs include salaries, payroll taxes, employee benefit costs, materials, supplies, depreciation on research equipment, services provided by outside contractors, and the allocable portions of facility costs, such as rent, utilities, insurance, repairs and maintenance, depreciation and general support services. All costs associated with research and development are expensed as incurred.

9.                                       Earnings Per Share of Common Stock

Earnings per share of common stock-basic is computed by dividing Net Income applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Earnings per share of common stock-assuming dilution reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net income of the company. See Note V - Earnings Per Share “EPS,” for additional information.

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

11.                                 Accounting for Stock-Based Compensation

As of January 1, 2006, the Company adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. Accordingly, financial statement amounts for the prior periods presented in this Form 10-KSB have not been restated to reflect the fair value method of expensing share-based compensation. Under this application, we are required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value estimated in accordance with the provisions of SFAS 123R and for the unvested portion of all share-based payments previously granted that remain outstanding which were based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The majority of our share-based compensation arrangements vest over either a three or four year vesting schedule. The Company expenses its share-based compensation under the ratable method, which treats each vesting tranche as if it were an individual grant. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, as amended by SFAS 148, and requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected option term”), the estimated volatility of our common stock price over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized as an expense in the consolidated statements of operations. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the requisite service period, net of estimated forfeitures (the number of individuals that will ultimately not complete their vesting requirements). The estimation of stock awards that will ultimately vest requires significant judgment. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

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

RECENT ACCOUNTING STANDARDS

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which is effective for calendar year companies on January 1, 2008. The statement allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. Management is currently evaluating the impact and timing of the adoption of SFAS 159 on the Corporation’s financial condition and results of operations.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1N (SAB 108), “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which is effective for calendar year companies as of December 31, 2006. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated. Under this guidance, companies should take into account both the effect of a misstatement on the current year balance sheet as well as the impact upon the current year income statement in assessing the materiality of a current year misstatement. Once a current year misstatement has been quantified, the guidance in SAB Topic 1M, “Financial Statements — Materiality,” (SAB 99) should be applied to determine whether the misstatement is material. The implementation of SAB 108 did not have a material impact on the Company’s financial statements.

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

ITEM 7.                    FINANCIAL STATEMENTS

See financial statements appearing at pages 69-115 of this report

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 24, 2006, the Audit Committee of the Board of Directors of the Company dismissed DS&B, Ltd. (“DS&B”) as the Company’s independent registered public accounting firm.  The reports issued by DS&B on their audit of the Company’s financial statements for each of the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except as follows:

(i)            The reports issued by DS&B on their audit of the Company’s financial statements as of and for the fiscal years ended December 31, 2004 and December 31, 2005 included an explanatory paragraph in their opinion for such years as to the substantial doubt about the Company’s ability to continue as a going concern, and

(ii)           DS&B informed the Audit Committee by letter dated May 16, 2006 that they withdrew their audit report included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 related to the Company’s financial statements for the years ended December 31, 2004 and December 31, 2005 and that they would be unable to complete their review of the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006.  Subsequently, however, DS&B included its audit report to the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2005 filed with the Securities and Exchange Commission on June 19, 2006 and completed its review of the Company’s Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2006 filed with the Securities and Exchange Commission on July 18, 2006.

During the Company’s two most recent fiscal years and through the date hereof, there were no disagreements with DS&B on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to DS&B’s satisfaction, would have caused them to make reference to the subject matter in connection with their report of the Company’s financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(iv) of Regulation S-B except for:

(i)            As first noted in Item 3 in our 10-QSB filed on May 16, 2005, the Audit Committee was in receipt of a letter dated April 18, 2005 from DS&B which identified several material weaknesses in the Company’s internal control over financial reporting and

(ii)           As noted above and in our Form 8-K filed on May 18, 2006, the Audit Committee received a letter dated May 16, 2006 from DS&B that they withdrew their audit report included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

The Audit Committee held discussions with DS&B regarding each such event and the Company authorized DS&B to respond fully to any inquiries of Carlin, Charron & Rosen LLP concerning the subject matter of each such event. The Company requested DS&B to provide a letter to the Securities and Exchange Commission stating whether it agreed with the foregoing disclosures. The letter was sent by DS&B dated August 9, 2006.

On July 24, 2006, the Company engaged Carlin, Charron & Rosen LLP (“CCR”) to serve as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2006.  The Company’s engagement of CCR was approved by the Audit Committee of the Company’s Board of Directors.

During the fiscal years ended December 31, 2005 and December 31, 2004, and through the date hereof, the Company did not consult with CCR with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 8A.           CONTROLS AND PROCEDURES

Remediation of Previously Reported Material Weaknesses in Internal Control over Financial Reporting

An evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2006 was carried out by the Company under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

As previously described in our Quarterly Reports on Form 10-QSB for the periods ended March 31, 2005, June 30, 2005, September 30, 2005, March 31, 2006, June 30, 2006, and September 30, 2006, and in our Annual Report on Form 10-KSB/A for the year ended December 31, 2005, we noted that our former independent auditors, DS&B, Ltd., in a letter to the Audit Committee of the Company’s Board of Directors dated April 18, 2005, had identified certain material weaknesses in the Company’s internal control systems.  These weaknesses were discovered by the former auditors during their audit of the Company’s financial statements for the year ended December 31, 2004.

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

Throughout the fiscal periods spanning the quarters ended December 31, 2005 to December 31, 2006, we have implemented changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  These measures include the following:

•               Inadequate system to capture disclosure items

•               In November 2005, the Company retained the services of a consulting firm that specializes in handling complex accounting issues to assist with its SB-2 registration statements and the responses to the SEC Staff’s comments related to those registration statements and its periodic filings;

•               In December 2005, the Company hired a Manager of Accounting Operations with four years of public accounting experience;

•               In March 2006, the Company hired a Manager of Reporting who is a Certified Public Accountant with eighteen years of experience;

•               In June 2006, the Company replaced the Manager of Finance with a Manager of Order Administration.  This individual has sixteen years of experience including significant experience with publicly held companies in the area of order administration, including revenue recognized in accordance with accounting principles generally accepted in the United States;

•                  In July 2006, the Company replaced its Corporate Controller with an individual, who is a certified public accountant, with over twenty years of finance experience, specializing in operational improvements in small businesses;

•                  In July 2006, the Company obtained the services of a consultant to assist with all Company compliance activities with the SEC;

•                  In September 2006, the Company appointed an Assistant Controller, currently still a consultant, to assist with enhancing the process around the month-end close cycle; and

•                  In October 2006, the Company upgraded its software system enabling it to automate the recognition of revenue with respect to delivered services or maintenance on its customer contracts.

•               Inadequate internal process of review for account reconciliations

•               In November 2005, the Company instituted a more formal general ledger close process. Reconciliations for all balance sheet accounts are now prepared by the Company’s accounting staff and then reviewed and signed off by either the Manager of Accounting Operations or the Corporate Controller prior to the preparation of the financial statements;

•                 In November 2005, the Company instituted a process of enhanced review of journal entries and account reconciliations, to provide reasonable assurance of complete and accurate transactions;

•                 In December 2005, the Company instituted weekly revenue meetings, a quarterly certification and disclosure process, and customer account reviews of revenue files to understand and document our customer arrangements;

•                 In December 2005, the Company instituted a process of manual reconciliation of customer invoices to related purchase orders and shipping documentation;

•                 In December 2005, the Company instituted a process of manual reconciliation of cash payments applied to customer accounts with invoices and purchase orders;

•                 In February 2006, the Company began the use of outside accounting and financial consultants to assist in the preparation, review and reconciliation of our accounts and financial statements;

•                  In June 2006, the Company instituted a formal secondary review and sign off by the CFO of all cash, debt and equity reconciliations, as well as the accounting treatment of all significant revenue and business transactions; and

•                  In July 2006, the Company instituted a process whereby all license and service revenue transactions are reviewed and signed off by the Manager of Order Administration.

•              Inadequate documentation of internal controls

•                 The Company is currently in the process of identifying, analyzing and documenting the internal controls that it believes are critical to ensuring the accuracy of the transactions that are being recorded in the Company’s accounting system. Some of the areas that are currently documented include the revenue, disbursement, payroll, and equity cycles.

•               Inadequate internal process around drafting of periodic filings with the Securities and Exchange Commission

•               In preparing this Report, the Company utilized a more formal disclosure checklist to ensure accuracy.

•                  As part of the drafting of this Report, the Company’s Audit Committee increased its oversight of the disclosure and reporting processes;

•                  In July 2006, the Company obtained the services of an outside financial consultant to assist with all Company compliance activities with the SEC; and

•                  By September 30, 2006, our periodic filings with the SEC were made timely.

In addition, we will continue to design and implement additional policies and procedures that the Company may deem necessary.

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

•              Accounting for Convertible Financing Arrangements

The Company reviewed the initial accounting for the 7% Convertible Notes issued in 2003, the Senior and Subordinated Convertible Term Notes issued in 2004 and the Senior and Subordinated Convertible Term Notes issued in 2005. During the review the company identified that EITF 00-19 should be applied to evaluate whether any embedded derivative instruments qualify as equity instruments or as liabilities. As such certain embedded derivatives were identified that met the conditions set forth under paragraph 12 of SFAS No. 133. These embedded derivative instruments have been evaluated using EITF 00-19 paragraphs 12 to 32 and determined that these instruments would not be classified as components of stockholders equity. The instruments have been deemed liabilities, and as such will be subject to SFAS 133 and should be recorded at fair value. Features that have been evaluated and determined to require such treatment include:

•                     The principal conversion option,

•                     The monthly payments conversion option, and

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

Evaluation of Disclosure Controls and Procedures as of December 31, 2006

During the review of the Company’s operating results for the year and quarter ended December 31, 2006, our CEO and CFO determined that, as of that date, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms.  Our management reached this conclusion after identifying our system to capture disclosure items, our internal process of review for account reconciliations, our documentation of internal controls and our internal process for preparing our annual report on Form 10-KSB for the fiscal year ended December 31, 2006 as being adequate to provide such assurance.

Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. We have in the past discovered, as described above, and may in the future discover, areas of our disclosure and internal controls that need improvement. As of December 31, 2006, we believe we have addressed these issues, ensuring that our internal control over financial reporting and disclosure controls and procedures have improved sufficiently for us provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. If, however, we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed.

We cannot be certain that our efforts to remediate previous material weaknesses in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures will continue to be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. We have committed substantial resources, including substantial time from our management team’s accounting personnel and from external consultants, to implement and integrate into our organization improved disclosure controls and additional procedures generally and to improve systems to report financial information on a timely basis.

Any failure to maintain effective controls, or difficulties encountered in their implementation or in other effective improvement of our internal and disclosure controls could materially harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to adequately establish or improve our internal controls over financial reporting, or if we maintain an ineffective system of disclosure controls and procedures, our financial statements may not accurately reflect the financial condition of the Company, and current and potential future investors may not be able to rely upon our financial statements. Additionally, our external auditors may not be able to issue an unqualified opinion on the effectiveness of our internal controls. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a significant negative effect on the trading price of our securities.

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

The certifications of our principal executive officer and principal financial officer required in accordance with Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Annual Report on Form 10-KSB. The disclosures set forth in this Item 8A contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. Those certifications should be read in conjunction with this Item 8A for a more complete understanding of the matters covered by the certifications.

ITEM 8B.           OTHER INFORMATION

Not applicable.

PART III

ITEM 9.                    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following sets forth certain information about each director and executive officer of the Company.

NAME	AGE	POSITIONS HELD
Thomas J. Colatosti	59	Chairman of the Board of Directors
Michael W. DePasquale	52	Chief Executive Officer and Director
Jeffrey J. May (b)	47	Director
Charles P. Romeo(a)	65	Director
John Schoenherr (b)	54	Director

Francis J. Cusick	52	Chief Financial Officer
Randy Fodero	48	Vice President of Sales
Kenneth S. Souza	52	General Manager, Law Enforcement and Chief Technology Officer

(a)             From April 2004 to February 2005, Mr.Romeo was employed by the Company.

(b)            Audit Committee Member

The following is a brief summary of the business experience of each of the above-named individuals:

THOMAS J. COLATOSTI has served as a Director of the Company since September 2002 and as Chairman of the Board since January 3, 2003. He served as Co-Chief Executive Officer of the Company from July 2005 to August 2006. Mr. Colatosti also currently serves as the Chief Executive Officer of American Security Ventures, a Lexington, Massachusetts based consulting firm he founded which specializes in providing strategic management consulting services to emerging and developing companies in the homeland security industry. From 1997 through June 2002, Mr. Colatosti served as the Chief Executive Officer of Viisage Technology, Inc., a publicly traded biometric technology company focusing on biometric face-recognition technology and delivering highly secure identification documents and systems. Between 1995 and 1997, Mr. Colatosti served as President and Chief Executive Officer of CIS Corporation, a higher education industry leader that designed and implemented integrated and flexible systems solutions to manage entire university administrative operations. Prior to CIS, Mr. Colatosti had a 21 year career with Digital Equipment Corporation. His most recent responsibility was Vice President and General Manager, Northeast Area, where he was responsible for a business unit with annual revenues of more than $1.2 billion and 3,000 people. Mr. Colatosti is an active industry security spokesperson testifying before Congressional Committees and advising the White House and other Federal security agencies on homeland security issues. Since August 18, 2005, Mr. Colatosti has served as a Director and Chief Financial Officer of Good Harbor Partners Acquisition Corp., a publicly-traded blank check company formed to acquire businesses in the security sectors. Mr. Colatosti earned a Bachelor of Science degree in Management and Finance as well as a Masters degree in Business Administration from Suffolk University.

MICHAEL W. DEPASQUALE has served as the Chief Executive Officer and a Director of the Company since January 3, 2003. He served as Co-Chief Executive Officer of the Company from July 2005 to August 2006. Mr. DePasquale brings more than 20 years of executive management, sales and marketing experience to the Company. Prior to joining the Company, Mr. DePasquale served as the President and Chief Executive Officer of Prism eSolutions, Inc., a Pennsylvania based provider of professional consulting services and online solutions for ISO-9001/14000 certification for customers in manufacturing, healthcare and government markets, since February 2001. From December 1999 through December 2000, Mr. DePasquale served as Group Vice President for WRC Media, a New York based distributor of supplemental education products and software. From January 1996 until December 1999, Mr. DePasquale served as Senior Vice President of Jostens Learning Corp., a California based provider of multi media curriculum. Prior to Jostes, Mr. DePasquale held sales and marketing management positions with McGraw-Hill and Digital Equipment Corporation. Mr. DePasquale earned a Bachelor of Science degree from the New Jersey Institute of Technology.

JEFFREY J. MAY has served as a Director of the Company since October 29, 2001. Since December 2006, Mr. May has served as the CEO of MagnaLynx, a semiconductor manufacturer specializing in high speed chip to chip communication. Since 1997, Mr. May has served as the President of Gideons Point Capital, a Tonka Bay Minnesota based financial consulting firm and angel investor focusing on assisting and investing in start-up technology companies. In 1983, Mr. May co-found Advantek, Inc., a manufacturer of equipment and materials which facilitate the automatic handling of semi-conductors and other electrical components which was sold in 1993. Mr. May continued to serve as a director and Vice-President of Operations of Advantek until 1997, at which time it had over 600 employees and sales in excess of $100 million. Mr. May earned a Bachelor of Science degree in Electrical Engineering from the University of Minnesota in 1983.

CHARLES P. ROMEO has served as a director of the Company since February 28, 2005 and from January 29, 2003 to April 19, 2004. From April 2004 until February 2005, he served as Vice President of Sales, Public Safety Division of the Company. Mr Romeo is currently the Vice President of Sales and Marketing for UNICOM, a Rhode Island systems integrator. From September 2002 until April 2004 Mr. Romeo has served as the President and Chief Executive Officer of FreedomBridge Technologies, Inc., a Rhode Island based consulting firm to technology companies in the homeland security industry specializing in implementing direct and channel selling programs, strategic alliances and partnerships in the law enforcement market. Prior to founding FreeedomBridge, Mr. Romeo had a 33 year sales and marketing management career with Digital Equipment Corporation, Compaq Computer Corporation and Hewlett Packard. During his career, Mr. Romeo served as Vice President of Service Sales for a $500 million business unit, and Director of Public Sector Sales, a $275 million division of Hewlett Packard. Mr. Romeo authored The Sales Manager’s Troubleshooter, Prentice Hall 1998, which was named as one of the “top 10 must reads” by Sales and Marketing Magazine. Mr. Romeo earned a Bachelor of Science degree in Mathematics and Economics from the University of Massachusetts and an Executive MBA from Babson College.

JOHN SCHOENHERR has served as a Director of the Company since December 30, 2004. Mr. Schoenherr served as Vice President of Corporate Performance Management for Oracle Corporation from  1995 through 2006.  Prior to Oracle he served as Senior Vice President of Business Intelligence and Analytics at Information Resources, Inc.   Mr. Schoenherr has over 25 years of experience in the area of business intelligence and strategic planning.  His career includes a number of product development and management positions.

FRANCIS J. CUSICK has served as the Chief Financial of the Company since February 28, 2005. Mr. Cusick joined the Company as the Corporate Controller in September 2004. Mr. Cusick served as an independent business consultant to public and private companies in a variety of strategic and financial executive roles from March 2002 until September 2004. From January 2001 through February 2002, Mr. Cusick was Chief Financial Officer for SANgate Systems, a multi-national provider of storage hardware and software. Prior to SANgate Systems, Mr. Cusick held senior financial management positions at Equipe Communications Corp., Parametric Technology Corp., Cascade Communications Corp. and Synernetics Inc.

RANDY FODERO has served as the Vice President of Sales since February 1, 2006. From July 22, 2005 until February 1, 2006, he was a sales consultant to the Company. Between July 18, 2003 and July 22, 2005, Mr. Fodero was the Vice President of Sales and Marketing of the Company. Mr. Fodero joined the Company as a member of the sales organization in March 2003. Mr. Fodero brings more than 20 years of successful executive and sales management experience to the Company. Prior to joining the Company, Mr. Fodero served as director of Global Accounts for Veritas Software from February 2002 until January 2003. Between 1999 and February 2002, Mr. Fodero served in executive sales capacities with both companies in the enterprise software industry, including Agile Software. From 1998 to 1999, Mr. Fodero served as Regional Vice President of Sales for Memco Software, a leading provider of information security software to Fortune 1000 companies, where he was instrumental in increasing sales and enhancing shareholder value in connection with the sale of Memco to Platinum Technology. From 1990 through 1998, Mr. Fodero served as Vice President of Sales of AT&T CommVault Systems, where he grew sales from startup to over $36 million and participated in a management buyout.

KENNETH S. SOUZA has served as Executive Vice President and General Manager, Law Enforcement since October 18, 2005. From October 4, 2004 to October 17, 2005 Mr. Souza was Chief Technology Officer of the Company. Prior to joining the Company, Mr. Souza was Vice President of Industry Solutions for EMC Corporation. Prior to joining EMC, he was Vice President for e-Commerce Enterprise Systems Solutions for Compaq Computer Corporation for 4 years. His 25-year technology and market career includes serving in a number of executive positions with Digital Equipment Corporation including Vice President Worldwide Solutions Services and Training, and Director of Workstations Marketing. In the early 1980’s, Mr. Souza held technical sales management positions with Hewlett Packard and Burroughs. Mr. Souza also held executive positions with a venture funded MRP software company.

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

Independent Directors

The Board applies the definition of independent director as set forth in NASDAQ Stock Market Rule 4200 (a)(15). In accordance with this guidance, the Board considers Mr. May and Mr. Schoenherr to be independent.

Committees of the Board

Audit Committee

The Audit Committee is comprised of John Schoenherr and Jeffrey J. May, who may not qualify as “audit committee financial experts” under the applicable rules adopted by the Securities and Exchange Commission. However, the Board believes that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. Additionally, the Audit Committee has the ability on its own to retain independent accountants or consultants whenever it deems appropriate.

The Board of Directors has determined that each member of the Audit Committee qualifies as independent director, as required by the Audit Committee Charter. In addition, the members of the audit committee satisfy the independence requirements of Rule 10A-3 under the Securities Exchange Act of 1934, as amended, as well as NASDAQ Stock Market Rule 4200 (a)(15).

The primary function of our audit committee is to assist the Board of Directors in fulfilling its responsibilities for oversight of:

•                  the integrity of our financial statements;

•                  our compliance with legal and regulatory requirements;

•                  the independent registered public accounting firm’s qualifications and independence; and

•                  the performance of our internal audit function and our independent registered public accounting firm.

Specific responsibilities of our audit committee include:

•                  appointing, retaining, evaluating, terminating, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

•                  overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of certain reports from the independent registered public accounting firm;

•                  reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

•                  monitoring our internal control over financial reporting, our disclosure controls and procedures and our Code of Business Conduct and Ethics;

•                  discussing our risk management policies;

•                  establishing policies regarding hiring employees or former employees of our independent registered public accounting firm;

•                  establishing procedures for the receipt and retention of accounting related complaints and concerns;

•                  meeting independently with our independent registered public accounting firm and management; and

•                  preparing the audit committee report required by SEC rules and regulations (which is included below).

Report of the Audit Committee of the Board of Directors

The audit committee assists the board of directors in overseeing and monitoring the integrity of our financial reporting process, compliance with the legal and regulatory requirements applicable to the company, the qualifications, independence and performance of our independent registered public accounting firm, and the quality of our internal and external audit processes. The audit committee operates under a written charter that sets forth the audit committee’s role and responsibilities.

Management is responsible for our financial reporting process, including its system of internal control over financial reporting, and for the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Our independent registered public accounting firm is responsible for auditing those financial statements and expressing an opinion on the conformity of the company’s audited financial statements in accordance with accounting principles generally accepted in the United States of America. The audit committee’s responsibility is to monitor and review these processes.

The audit committee has reviewed and discussed with the independent registered public accounting firm and management the plan and results of the auditing engagement and the audited financial statements for the fiscal year ended December 31, 2006. The audit committee discussed with the independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61, “Communication With Audit Committees.” Statement on Auditing Standards No. 61 requires our independent registered public accounting firm to discuss with the audit committee, among other things, the following:

•                  methods to account for significant unusual transactions;

•                  the effect of significant accounting policies in controversial or emerging areas for which there is a lack of authoritative guidance or consensus;

•                  the process used by management in formulating particularly sensitive accounting estimates and the basis for the auditors’ conclusions regarding the reasonableness of those estimates; and

•                  disagreements with management over the application of accounting principles, the basis for management’s accounting estimates and the disclosures in the financial statements.

In addition, the audit committee has received from the independent registered public accounting firm the written disclosures required by Independence Standards Board No. 1, “Independence Discussions With Audit Committees”, and discussed with the independent registered public accounting firm its independence from the Company and its management. Independence Standards Board Standard No. 1 requires auditors annually to disclose in writing all relationships that in the auditor’s professional opinion may reasonably be thought to bear on independence, confirm their perceived independence, and engage in a discussion of independence. The audit committee considered whether the provision of non-audit services by the independent registered public accounting firm is compatible with maintaining the independent registered public accounting firm’s independence and concluded that it is compatible at this time.

The audit committee has also reported to the board of directors its activities, conclusions and recommendations. Specifically, in reliance on the reviews and discussions referred to above, the audit committee recommended to the board of directors that the audited financial statements be included in our Annual Report on Form 10-KSB for the year ended December 31, 2006, for filing with the SEC. The Audit Committee has also approved the appointment of Carlin, Charron & Rosen, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

Respectfully submitted,

AUDIT COMMITTEE

Jeffrey J. May (Chairman)

John Schoenherr

Directors Compensation

Directors who are also officers of the Company receive no additional compensation for serving on the Board of Directors, other than reimbursement of reasonable expenses incurred in attending meetings. The Company’s 1996 stock incentive plan provides for the grant of options to purchase 50,000 shares of common stock to each non-employee director upon first being elected or appointed to the Board of Directors. The Company’s current policy is to issue options to purchase 50,000 shares of common stock to each non-employee director on an annual basis. No options were issued during 2006.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the U.S. Securities and Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors and persons who own more than ten percent (10%) of the Company’s Common Stock to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of the Company’s Common Stock. Such officers, directors and ten percent (10%) stockholders are also required by applicable SEC rules to furnish the Company with copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on its review of the copies of such forms received by it, or written representations from such persons that no other reports were required for such persons, the Company believes that during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to the Company’s officers, directors and ten percent (10%) stockholders were satisfied in a timely fashion.

ITEM 10.             EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation paid to or accrued by our co-chief executive officers (principal executive officers) and the two most highly compensated executive officers other than the principal executive officers, who were serving as executive officers at the end of December 31, 2006, for the fiscal year ended December 31, 2006:

SUMMARY COMPENSATION TABLE

Name	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael W. DePasquale (1)	2006	250,000		—	—	85,892	(6)	—	—	—	335,892
Co-Chief Executive Officer

Thomas J. Colatosti (2)	2006	174,000		—	—	—		—	—	—	174,000
Co-Chief Executive Officer

Randy Fodero (3)	2006	256,803	(4)	—	—	95,633	(6)	—	—	—	352,436
Vice President Sales

Kenneth S. Souza (5)	2006	200,000		10,000	—	114,943	(6)	—	—	—	324,943
General Manager, Law
Enforcement and Chief Technology Officer

(1)             Mr. DePasquale became employed as the Chief Executive Officer on January 3, 2003.

(2)             Mr. Colatosti served as Co-Chief Executive Officer from July 2005 to August 2006.

(3)             Mr. Fodero became Vice President of Sales on February 1, 2006. He was a sales consultant to the Company from July 22, 2005 until February 1, 2006. Between July 18, 2003 and July 22, 2005, Mr. Fodero was the Senior Vice President of Sales and Marketing of the Company.

(4)             Includes $85,870 of commission income.

(5)             Mr. Souza became an executive officer of the Company on October 4, 2004.

(6)             The aggregate grant date fair value of the option awards was estimated using the Black-Scholes option pricing model, with the assumptions listed in Note A to the Company’s financial statements. The amount shown in this column represents the compensation cost of awards recognized during the year for financial reporting purposes under FAS 123(R ), without regard to estimated forfeitures related to service-based vesting conditions for option awards.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

MICHAEL W. DEPASQUALE.   On March 28, 2006, the Company entered into a two-year employment agreement with Michael W. DePasquale to serve as the Chief Executive Officer of the Company at an annual base salary of $250,000, subject to adjustment by the Board of Directors, as well as $1,000 per month in lieu of participating in the Company’s medical plan. In addition to the Base Salary and Stock Options, a “Discretionary Bonus” may be awarded to Mr. DePasquale on the basis of merit performance on an annual basis in the sole discretion of the Board of Directors. The employment agreement also provides for the grant of options to purchase up to 400,000 shares of Company common stock payable at the discretion of the Board of Directors.

The employment agreement contains standard and customary confidentiality, non-solicitation and “work made for hire” provisions as well as a covenant not to compete which prohibits Mr. DePasquale from doing business with any current or prospective customer of the Company or engaging in a business competitive with that of the Company during the term of his employment and for the one year period thereafter. This agreement also contains a number of termination and change of control provisions as described in “Termination and Change in Control Arrangements” in this Item.

THOMAS J. COLATOSTI. In connection with his appointment to the Board of Directors in September 2002, the Company entered into a number of consulting arrangements with Thomas J. Colatosti. Under the most recent arrangement, which was entered into on February 7, 2006, Mr. Colatosti provided services to the Company and its subsidiaries and affiliates for the year ended December 31, 2006 at a rate of $14,500 per month. This agreement expired on December 31, 2006 and has not been renewed.

KENNETH S. SOUZA.   In connection with his appointment as Senior Vice President and Chief Technology Officer of the Company on October 4, 2004, we entered into a one year employment agreement with Kenneth S. Souza. The employment agreement provides for an annual base salary of $200,000 and a performance bonus in the amount of up to $76,000 payable upon achievement of certain performance criteria. Unless notice of non-renewal is provided to Mr. Souza at least two months prior to the end of the term, the employment agreement automatically renews for successive one year terms. This agreement also contains a number of termination and change of control provisions as described in “Termination and Change in Control Arrangements” in this Item.

Stock Option Grant

On March 23, 2006, Michael DePasquale, Randy Fodero, and Kenneth Souza were granted options to purchase 400,000, 100,000, and 250,000 shares of common stock respectively, at an exercise price of $0.75 per share. These options expire on March 23, 2016. The options vest in equal increments over two years, as described in “Outstanding Equity Awards at Fiscal Year End” in this Item.

In the event of any change in the outstanding shares of our common stock by reason of a stock dividend, stock split, combination of shares, recapitalization, merger, consolidation, transfer of assets, reorganization, conversion or what the board deems to be similar circumstances, the number and kind of shares subject to this option and the exercise price of such option shall be appropriately adjusted in a manner to be determined in the sole discretion of the board. Furthermore, these option agreements contain a change of control provision as described in “Termination and Change in Control Arrangements” in this Item.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
DECEMBER 31, 2006

The following table sets forth for each named executive officer, information regarding outstanding equity awards as at December 31, 2006:

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares or units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Michael W. DePasquale	500,000	—		—	1.32	12/11/2010	—	—	—	—
	580,000	—			0.53	1/3/2010
	—	400,000	(1)		0.75	3/23/2013

Thomas J. Colatosti	200,000	—		—	0.31	8/28/2009	—	—	—	—
	150,000	—			0.31	8/28/2009
	50,000	—			1.32	12/11/2010
	150,000	—			1.32	12/11/2010

Randy Fodero	333,333	266,667	(2)	—	0.60	11/11/2012	—	—	—	—
	—	100,000	(3)		0.75	3/23/2013

Kenneth S. Souza	200,000	100,000	(4)	—	1.05	9/15/2011	—	—	—	—
	—	250,000	(5)		0.75	3/23/2013

(1)             The options vest equally in two annual installments commencing March 23, 2007; 200,000 vested on March 23, 2007 and 200,000 will vest on March 23, 2008.

(2)             200,000 of the options vested upon grant and the remaining options vest equally thereafter in three annual installments commencing November 11, 2006; 133,333 vested on November 11, 2006, 133,333 will vest on November 11, 2007 and 133,334 will vest on November 11, 2008.

(3)             The options vest equally in two annual installments commencing March 23, 2007; 50,000 vested on March 23, 2007 and 50,000 will vest on March 23, 2008.

(4)             The options vest equally in three annual installments commencing October 4, 2005;  100,000 vested on October 4, 2005; 100,000 vested on October 4, 2006 and 100,000 will vest on October 4, 2007.

(5)             The options vest equally in two annual installments commencing March 23, 2007; 125,000 vested on March 23, 2007 and 125,000 will vest on March 23, 2008.

Termination and Change in Control Arrangements

The following are the material terms of each agreement, contract, plan or arrangement that provide for payments to one or more of our named executive officers at, following or pursuant to their resignation, retirement or termination, or in connection with a change in control of the Company.

Termination Arrangements

MICHAEL W. DEPASQUALE employment agreement.   On March 28, 2006, the Company entered into a two-year employment agreement with Michael W. DePasquale to serve as the Chief Executive Officer of the Company.

The Company may terminate the agreement at any time with or without cause. In the event of termination without cause, Mr. DePasquale shall continue to be paid his then current base salary for six months from the date of such termination.

KENNETH S. SOUZA employment agreement.   On October 4, 2006, the Company renewed the annual agreement with Kenneth Souza to serve as Executive Vice President and General Manager, Law Enforcement of the Company.

The Company may terminate the agreement at any time with or without cause. In the event of termination without cause, Mr. Souza shall continue to be paid his then current base salary for the greater of six months from the date of such termination or the number of months remaining until the end of the term of the employment agreement.

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

DIRECTOR COMPENSATION FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2006

The following table sets forth for each director, information regarding their compensation for the year ended December 31, 2006:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas J. Colatosti (1)	—	—	—		—	—	—	—
Michael W. DePasquale (1)	—	—	—		—	—	—	—
Jeffrey J. May	—	—	—		—	—	—	—
Charles P. Romeo	—	—	112,978	(2)	—	—	—	112,978
John Schoenherr	—	—	20,053	(2)	—	—	—	20,053

(1)             Refer narrative disclosure to summary compensation table for information pertaining to employment agreements.

(2)             The aggregate grant date fair value of the option awards was estimated using the Black-Scholes option pricing model, with the assumptions listed in Note A to the Company’s financial statements. The amount shown in this column represents the compensation cost of awards recognized during the year for financial reporting purposes under FAS 123(R ), without regard to estimated forfeitures related to service-based vesting conditions for option awards.

We reimburse each of our non-employee directors for their reasonable expenses incurred in connection with attending meetings of the board of directors and related committees.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications; (iii) compliance with applicable governmental laws, rules, and regulations; (iv) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and (v) accountability for adherence to the code.  Any person may obtain a copy of our Code of Ethics free of charge by sending a written request for such to the attention of the Chief Financial Officer of the Company, 3349 Highway 138, Building D Suite B, Wall, NJ 07719.

Internet Address and SEC Reports

We maintain a website with the address www.BIO-key.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-KSB. We make available free of charge through our website our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Our SEC filings and Code if Ethics are also available over the internet at the SEC’s website www.sec.gov. Members of the public may read and copy any materials the Company files with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the public reference room is available by calling the SEC on 1800-SEC-0330.

ITEM 11.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 1, 2007, information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than five percent (5%) of the Company’s outstanding common stock. The following table also sets forth, as of such date, the beneficial ownership of the Company’s common stock by all officers and directors, individually and as a group. Unless otherwise indicated, the address of each person listed below is c/o BIO-key International, Inc., 3349 Highway 138, Building D, Suite B, Wall, NJ 07719

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(1)
Thomas J. Colatosti	1,080,000	(2)	1.9%

Michael W. DePasquale	1,300,000	(3)	2.3%

Francis J. Cusick	208,331	(4)	*
Jeffrey May	250,000	(5)	*
Charles P. Romeo	325,000	(6)	*
John Schoenherr	50,000	(7)	*
Randy Fodero	383,333	(8)	*
Kenneth S. Souza	325,000	(9)	*
Kingdon Capital Management, LLC	2,696,112		4.8%
152 West 57 th Street 50 th Floor New York, NY 10019
Trellus Management Company, LLC	8,922,239		15.8%
350 Madison Avenue 9th Floor New York, NY 10017
All officers and directors as a group (8) persons	3,921,664		6.9%

*                    Less than 1%

(1)             The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Securities Exchange Act of 1934 and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as, other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 56,591,104 shares of common stock outstanding as of March 1, 2007.

(2)             Includes 550,000 shares assumable upon exercise of options and 525,000 shares issuable upon conversion of series A preferred stock.

(3)             Includes 1,280,000 shares issuable upon exercise of options. Does not include 200,000 shares issuable upon exercise of options subject to vesting.

(4)             Includes 208,331 shares issuable upon exercise of options. Does not include 141,669 shares issuable upon exercise of options subject to vesting.

(5)             Consists of shares issuable upon exercise of options.

(6)             Includes 325,000 shares issuable upon exercise of options. Does not include 75,000 shares issuable upon exercise of options subject to vesting.

(7)             Consists of shares issuable upon exercise of options.

(8)             Includes 383,333 shares issuable upon exercise of options. Does not include 316,667 shares issuable upon exercise of options subject to vesting.

(9)             Includes 325,000 shares issuable upon exercise of options. Does not include 225,000 shares issuable upon exercise of options subject to vesting.

The following table sets forth, as of December 31, 2006, information with respect to securities authorized for issuance under equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	125,000	$0.47	—
Equity compensation plans not approved by security holders	8,009,419	$0.86	1,817,838
Total	8,134,419	$0.85	1,817,838

During 1996, the Board of Directors and stockholders of the Company adopted the 1996 Stock Option Plan (the 1996 Plan). Under the 1996 Plan, 750,000 shares of common stock are reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 100% of fair market value for incentive stock options and 50% for all others. The term of stock options granted may not exceed ten years. Options issued under the Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined, all options outstanding vest immediately. The 1996 Plan terminated in May 2005.

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

The 1999 Plan provides for the immediate vesting of all options in the event of a “Change In Control” of the Company. In the event of a Change In Control, the Company is required to deliver written notice to each optionee under the 1999 Plan fifteen (15) days prior to the occurrence of a Change in Control, during which time all options issued under 1999 Plan may be exercised. Thereafter, all options issued under the 1999 Plan which are neither assumed or substituted in connection with such transaction, automatically expire, unless otherwise determined by the Board. Under the 1999 Plan, a “Change In Control” is defined to include (i) a sale or transfer of substantially all of the Company’s assets; (ii) the dissolution or liquidation of the Company; (iii) a merger or consolidation to which the Company is a party and after which the prior shareholders of the Company hold less than 50% of the combined voting power of the surviving corporation’s outstanding securities; (iv) the incumbent directors cease to constitute at least a majority of the Board of Directors; or (v) a change in control of the Company which would otherwise be reportable under Section 13 or 15(d) of the Exchange Act. The 1999 Plan terminates in August 2009.

As of December 31, 2006, there were outstanding options under the 1996 Plan to purchase 125,000 shares of common stock, and no shares were available for future grants.

As of December 31, 2006, there were outstanding options under the 1999 Plan to purchase 995,000 shares of common stock, and options to purchase an aggregate of 714,257 shares were available for future grants.

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

As of December 31, 2006, there were outstanding options under the 2004 Plan to purchase 2,896,419 shares of common stock, and options to purchase an aggregate of 1,103,581 shares were available for future grants.

In addition to options issued under the 1996, 1999 and 2004 Plans, the Company has issued options to employees, officers, directors and consultants to purchase common stock under the non plan. As of December 2006, there were outstanding options under the non plan to purchase 4,118,000 shares of common stock. The terms of these options are substantially similar to the provisions of the 1999 Plan and options issued thereunder.

ITEM 12.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Employment Arrangements

The Company has entered into an employment agreements with Michael W. DePasquale and Kenneth S. Souza. See “EXECUTIVE COMPENSATION—Employment Agreements.”

Options Granted to Executive Officers and Directors

During 2006 and 2005, the Company issued options to purchase an aggregate of 900,000 and 1,155,000 shares, respectively of common stock to its officers and directors. The options were issued at exercise prices equal to the last sales price of the Company’s common stock as reported on the OTC Bulletin Board on the date of grant, have a term of seven years, and vest over a two to three year period.

Consulting Arrangement with Thomas J. Colatosti

In connection with his appointment to the Board of Directors in September 2002, the Company entered into a number of consulting arrangements with Thomas J. Colatosti. Under the most recent arrangement, which was entered into on February 7, 2006, Mr. Colatosti provided services to the Company and its subsidiaries and affiliates for the year ended December 31, 2006 at a rate of $14,500 per month.

Equity raising with Trellus Partners, LP (“Trellus”)

Trellus may be deemed to be a “related person” under Item 404 of Regulation S-B by virtue of its ownership of more than five percent of the Company’s outstanding common stock. As further discussed in this Report, including in the “Management’s Discussion and Analysis or Plan of Operation” section,  pursuant to the August 10, 2006 Securities Purchase Agreement with Trellus, the Company  issued and sold 3,000,000 shares of its Common Stock to Trellus, at a purchase price of $0.50 per share, for an aggregate purchase price of $1,500,000.

ITEM 13.             EXHIBITS

(a)   The following documents are filed as part of this Report. Portions of Item 13 are submitted as separate sections of this Report:

(1)          Financial statements filed as part of this Report:

Reports of Independent Registered Public Accounting Firm

Balance Sheet at December 31, 2006

Statements of Operations—Years ended December 31, 2006 and 2005

Statement of Stockholders’ Equity (Deficit)—Years ended December 31, 2006 and 2005

Statements of Cash Flows—Years ended December 31, 2006 and 2005

Notes to Financial Statements—December 31, 2006 and 2005

(2)          The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows fees for professional audit services billed to us by Carlin, Charron & Rosen, LLP (“CCR”)  and DS&B, Ltd. (“DS&B”) for the audit of our annual consolidated financial statements for the years ended December 31, 2006 and December 31, 2005, and fees billed to us by CCR and DS&B for other services during 2006 and 2005:

	2006	2005
Audit Fees:
CCR	$165,948	$—
DS&B	99,770	478,786
	265,718	478,786
Tax Fees:
CCR	—	—
DS&B	33,823	25,428
	33,823	25,428

Total Fees	$299,541	$504,214

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by CCR and DS&B, Ltd. in connection with statutory and regulatory filings or engagements. Audit fees also include fees for services provided in connection with registration of securities, comfort letters, and review of documents filed with the SEC,

Tax Fees consists of fees billed for professional services for tax compliance assistance rendered during the fiscal year.

Audit Committee Pre-Approval Procedures

The Audit Committee of our Board of Directors consists of John Schoenherr and Jeffrey J. May. Our entire Board of Directors approves the engagement of our independent auditors to render audit and non-audit services before they are engaged. All of the fees for 2006 and 2005 shown above were pre-approved by the Audit Committee.

The Audit Committee pre-approves all audit and other permitted non-audit services provided by our independent auditors. Pre-approval is generally provided for up to one year, is detailed as to the particular category of services and is subject to a monetary limit. Our independent auditors and senior management periodically report to the Audit Committee the extent of services provided by the independent auditors in accordance with the pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Our audit committee will not approve engagements of our independent registered public accounting firm to perform non-audit services for us if doing so will cause our independent registered public accounting firm to cease to be independent within the meaning of applicable SEC rules. In other circumstances, our audit committee considers, among other things, whether our independent registered public accounting firm is able to provide the required services in a more or less effective and efficient manner than other available service providers.

ITEM 7—FINANCIAL STATEMENTS

The following financial statements of BIO-key International, Inc. are included herein at the indicated page numbers:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BIO-key International, Inc.

Marlborough, MA

We have audited the accompanying consolidated balance sheet of BIO-key International, Inc. and Subsidiary as of December 31, 2006, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of BIO-key International, Inc. and Subsidiary as of December 31, 2006, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the consolidated financial statements, the Company has suffered substantial net losses in recent years, and has an accumulated deficit at December 31, 2006, which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are disclosed in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Carlin, Charron, & Rosen, LLP.

Westborough, Massachusetts
March 29, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
BIO-key International, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity (deficit) and cash flows of BIO-key International, Inc. and Subsidiary for the year ended December 31, 2005. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

As described in Note B to the consolidated financial statements, the Company restated its 2005 consolidated financial statements.

In our opinion, the 2005 consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of BIO-key International, Inc. and Subsidiary for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, as discussed in note A to the financial statements, the Company has only recently begun to generate significant revenues, has suffered recurring losses from operations and has a working capital deficit. These aforementioned issues, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty. Management’s plans in regard to these matters are also discussed in Note A.

/s/ DS&B, Ltd.

Minneapolis Minnesota
June 14, 2006

BIO-key International, Inc and Subsidiary
CONSOLIDATED BALANCE SHEET

December 31,
2006
ASSETS:
Cash and cash equivalents	$627,167
Receivables
Billed, less allowance for doubtful receivables of $177,750	3,147,211
Unbilled	8,709
Costs and earnings in excess of billings on uncompleted contracts	1,215,045
Inventory	17,122
Prepaid expenses	148,002
Total current assets	5,163,256
Equipment and leasehold improvements, net	428,726
Deposits	800,353
Intangible assets—less accumulated amortization	2,510,746
Deferred financing costs, net	171,806
Goodwill	11,389,654
Total non-current assets	15,301,285
TOTAL ASSETS	$20,464,541
LIABILITIES:
Current maturities of long-term obligations and related obligations, net of discount	$2,389,792
Accounts payable	1,215,429
Billings in excess of costs and earnings on uncompleted contracts	78,343
Accrued liabilities	4,686,877
Deferred rent	499,864
Deferred revenue	4,941,428
Total current liabilities	13,811,733
Warrants and long-term obligations	2,467,417
Redeemable preferred stock derivatives	402,096
Deferred rent	367,986
Deferred revenue	100,017
Total non-current liabilities	3,337,516
TOTAL LIABILITIES	17,149,249

Commitments and contingencies

Series B redeemable convertible preferred stock: authorized, 1,000,000 shares (liquidation preference of $1 per share); issued and outstanding 1,000,000 shares of $.0001 par value, net	824,438
Series C redeemable convertible preferred stock: authorized, 600,000 shares (liquidation preference of $10 per share); issued and outstanding 592,032 shares of $.0001 par value, net	5,234,214
6,058,652

STOCKHOLDERS’ EQUITY/(DEFICIT):
Series A convertible preferred stock: authorized, 100,000 shares (liquidation preference of $100 per share); issued and outstanding 30,557 shares of $.0001 par value, net	3
Common stock — authorized, 170,000,000 shares; issued and outstanding; 55,158,814 of $.0001 par value	5,516
Additional paid-in capital	51,093,919
Accumulated deficit	(53,842,798)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	(2,743,360)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$20,464,541

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary
STATEMENTS OF OPERATIONS

	Years ended December 31,
	2006	2005
		(As Restated)
Revenues
Services	$10,949,895	$10,861,649
License fees and other	4,243,730	3,364,446
	15,193,625	14,226,095
Costs and other expenses
Cost of services	2,673,823	2,906,142
Cost of license fees and other	722,883	937,491
	3,396,706	3,843,633
Gross Profit	11,796,919	10,382,462

Operating expenses
Selling, general and administrative	10,311,017	11,824,609
Research, development and engineering	6,514,353	6,846,035
	16,825,370	18,670,644
Operating loss	(5,028,451)	(8,288,182)
Other income (deductions)
Interest income	—	35,958
Interest expense	(5,730,712)	(4,521,344)
Derivative and warrant fair value adjustments	7,542,666	9,154,951
Loss on sale of marketable securities	—	(20,000)
Loss on extinguishment of debt	(7,815,717)	—
Other income (expense)	(48,637)	(34,767)
Total other income (deductions)	(6,052,400)	4,614,798
NET LOSS	$(11,080,851)	$(3,673,384)

Basic Loss to Common Shareholders:
Net loss	$(11,080,851)	$(3,673,384)
Convertible preferred stock dividends and accretion	(1,042,069)	(313,517)
Net loss attributable to common shareholders	$(12,122,920)	$(3,986,901)

Loss Per Share:
Basic	$(0.24)	$(0.09)
Diluted	$(0.24)	$(0.12)

Weighted Average Shares Outstanding:
Basic	50,232,961	44,787,807
Diluted	50,232,961	52,046,303

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A 7%		Series C 7%		Series B 15%		Series C 15%
	Convertible		Convertible		Convertible		Convertible				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Contributed	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2004 (As Restated)	—	$—	62,182	$623	—	$—	—	$—	40,680,692	$406,808	$45,098,731	$(38,956,507)	$6,549,655
Conversion of series C preferred stock to series A preferred stock	62,182	6	(62,182)	(623)	—	—	—	—	—	—	617	—	—
Adjust par values to $0.0001	—	—	—	—	—	—	—	—	—	(402,739)	402,739	—	—
Costs incurred in conjunction with issuance of debt	—	—	—	—	—	—	—	—	—	—	(56,642)	—	(56,642)
Issuance of shares in exchange for debt payment delay	—	—	—	—	—	—	—	—	875,871	88	788,196	—	788,284
Conversion of debentures, bridge notes, convertible notes, accrued interest and related discounts and derivatives into common stock	—	—	—	—	—	—	—	—	1,575,135	158	1,179,341	—	1,179,499
Conversion of series A preferred stock and cumulative dividends in arrears into common stock	(17,625)	(2)	—	—	—	—	—	—	2,512,426	251	121,569	(132,056)	(10,238)
Exercise of options and warrants into common stock	—	—	—	—	—	—	—	—	662,465	66	558,722	—	558,788
Issuance of warrants in conjunction with convertible notes offering	—	—	—	—	—	—	—	—	—	—	234,150	—	234,150
Options and warrants issued for services and other	—	—	—	—	—	—	—	—	—	—	593,893	—	593,893
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,673,384)	(3,673,384)
Balance as of December 31, 2005 (As Restated)	44,557	$4	—	$——	—	$—	—	$—	46,306,589	$4,632	$48,921,316	$(42,761,947)	$6,164,005

Exchange of convertible debt for preferred stock	—	—	—	—	1,000,000	1,000,000	592,032	5,920,320	—	—	—	—	—
Discount on preferred stock	—	—	—	—	—	(360,467)	—	(1,073,537)	—	—	—	—	—
Accretion of preferred stock discount	—	—	—	—	—	107,508	—	174,648	—	—	(282,156)	—	(282,156)
Accretion of preferred stock dividends	—	—	—	—	—	130,000	—	356,370	—	—	(486,370)	—	(486,370)
Dividends declared on preferred stock	—	—	—	—	—	(52,603)	—	(51,093)	—	—	(606,968)	—	(606,968)
Stock issuance costs	—	—	—	—	—	—	—	(110,453)	—	—	110,453	—	110,453
Accretion of stock issuance costs	—	—	—	—	—	—	—	17,959	—	—	(17,959)	—	(17,959)
Conversion of series A preferred stock and cumulative dividends in arrears into common stock	(14,000)	(1)	—	—	—	—	—	—	2,801,343	280	117,072	—	117,351
Conversion of convertible notes, accrued interest and related discounts and derivatives into common stock	—	—	—	—	—	—	—	—	1,724,632	172	414,791	—	414,963
Issuance of common stock and warrants	—	—	—	—	—	—	—	—	4,000,000	400	1,999,600	—	2,000,000

Issuance of shares in exchange for debt payment delay	—	—	—	—	—	—	—	—	300,000	30	188,970	—	189,000
Exercise of warrants into common stock	—	—	—	—	—	—	—	—	26,250	2	8,398	—	8,400
Share-based compensation	—	—	—	—	—	—	—	—	—	—	726,772	—	726,772
Net loss	—	—	—	—	—	—	—	—	—	—	—	(11,080,851)	(11,080,851)

Balance as of December 31, 2006	30,557	$3	—	$—	1,000,000	$824,438	592,032	$5,234,214	55,158,814	$5,516	$51,093,919	$(53,842,798)	$(2,743,360)

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary
STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2006	2005
		(As Restated)

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(11,080,851)	$(3,673,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative and warrant fair value adjustments	(7,542,666)	(9,154,951)
Loss on extinguishment of debt	7,815,717	—
Depreciation	275,453	244,450
Amortization
Intangible assets	863,520	1,323,601
Deferred financing costs	227,348	186,279
Discounts on convertible debt related to warrants and embedded derivatives	2,774,177	2,097,973
Allowance for doubtful receivables	17,750	48,148
Loss on sale of marketable debt securities	—	20,000
Deferred rent	(443,603)	(393,677)
Share-based compensation	726,772	—
Options and warrants issued for services and other	—	664,043
Change in assets and liabilities:
Accounts receivable trade	(1,336,357)	345,050
Costs and earnings in excess of billings on uncompleted contracts	3,106,347	2,468,770
Inventories	(8,362)	20,839
Prepaid expenses and other	(11,002)	(65,227)
Accounts payable	381,821	(549,036)
Billings in excess of costs and earnings on uncompleted contracts	45,958	(317,737)
Accrued liabilities	23,099	1,029,404
Deferred revenue	613,424	1,191,958
Net cash used in operating activities	(3,551,455)	(4,513,497)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(155,912)	(148,616)
Proceeds from sale of marketable debt securities	—	980,000
Deposits	1,028,207	1,009,471
Patents and patents pending	(72,443)	(65,786)
Other	—	50,000
Net cash provided by investing activities	799,852	1,825,069
CASH FLOW FROM FINANCING ACTIVITIES:
Net advance from (to) stockholders	—	(12,753)
Issuance of convertible bridge notes	—	250,000
Repayment of convertible bridge notes	—	(250,000)
Issuance of long-term obligations	988,000	4,822,250
Repayment of long term obligations	(353,037)	(1,908,212)
Financing costs	(131,552)	(248,406)
Sale of common stock	1,500,000	—
Exercise of warrants	8,400	558,788
Preferred stock dividends paid	(55,868)
Payment of offering costs	—	(56,642)
Net cash provided by financing activities	1,955,943	3,155,025
NET INCREASE (DECREASE) IN CASH	(795,660)	466,597
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,422,827	956,230
CASH AND CASH EQUIVALENTS, END OF YEAR	$627,167	$1,422,827

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE A —THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

Broad commercial acceptance of the Company’s technology is critical to the Company’s success and ability to generate revenues. As a result of two acquisitions, the Company’s only significant revenues to date began in the fourth quarter of 2004. The Company recorded approximately $15,194,000 in revenues, and incurred $11,081,000 of losses in 2006. As of December 31, 2006, there was a working capital deficit of approximately $8,648,000.

The Company issued notes in the amount of approximately $1,000,000, exchanged its subordinated debt to preferred stock, and raised $2,000,000 in new equity, of which $1,500,000 was paid in cash, during 2006. The Company is also currently considering various alternatives to improve its operating results. No assurance can be given that the Company’s operating results will improve as a result of this additional funding, if available, or that such funding would not be dilutive to existing stockholders.

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

The Company intends to enter into arrangements with end users for items which may include software license fees, and services or various combinations thereof. For each arrangement, revenues will be recognized when evidence of an agreement has been documented, the fees are fixed or determinable, collection of fees is probable, delivery of the product has occurred and no other significant obligations remain.

Multiple-Element Arrangements: For multiple-element arrangements, each element of the arrangement will be analyzed and the Company will allocate a portion of the total fee under the arrangement to the elements using vendor specific objective evidence of fair value of the element, regardless of any separate prices stated within the contract for each element. Vendor specific objective evidence is based on the price the customer is required to pay when the element is sold separately (i.e., software license fees charged when consulting or other services are not provided, hourly rates charged for consulting services when sold separately from a software license). If vendor specific objective evidence of fair value does not exist for any undelivered elements, all revenue is deferred and recognized ratably over the service period if the undelivered element is services, or until sufficient objective evidence of fair value exists or all elements have been delivered.

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

5.             Accounting for Acquisitions

Acquisitions are accounted for under the purchase method of accounting, which resulted in recording significant goodwill and other intangible asset balances. The purchase prices are allocated to assets acquired and liabilities assumed at their estimated fair values on the date of the acquisitions, as determined by management, and by appraisals with respect to identifiable intangible assets. Accounting for acquisitions involves significant judgments and estimates regarding fair values of acquired intangible assets, which are based on projections of future revenues and cash flows, assumptions regarding discount factors, royalty rates, tax rates, amortization methodologies and related useful lives. Developed technology (software), copyrighted software, marketing agreements, customer relationships and trademarks are valued using the income approach.

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

The estimated useful lives used to compute depreciation and amortization for financial reporting purposes are as follows:

Equipment and leasehold improvements
Equipment	3-5 years
Furniture and fixtures	3-5 years
Software	3 years
Leasehold improvements	life or lease term

Intangible assets
Copyrighted software	5 years
Customer relationships	5 years
Trademarks	5 years
Developed technology	5 years
Marketing agreements	5 years
Patents	life

Deferred financing fees	3 years

The estimated aggregate amortization expense of intangible assets for the five years following December 31, 2006 is approximately as follows:

Year ending December 31,
2007	$863,520
2008	$863,520
2009	$431,179
2010	$792
2011	$792

7.             Marketable Debt Securities

The Company accounts for marketable securities pursuant to Statement of Financial Accounting Standards No. 115—

“Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). SFAS 115 requires classification of debt and equity securities in three categories: trading securities, available-for-sale securities and held-to-maturity securities. Debt and equity securities classified as trading securities are carried at fair value with unrealized gains or losses included in income. Debt and equity securities designated as available-for-sale, whose fair values are readily determinable, are carried at fair value with unrealized gains or losses included as a component of accumulated other comprehensive income, net of applicable taxes. Debt securities that are expected to be held-to-maturity are carried at amortized cost. In January 2005 the Company sold their investments and did not hold any Marketable Debt Securities as of December 31, 2006.

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

9.             Goodwill and Intangible Assets

Goodwill represents the excess of costs of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The Company has adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets., which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize. Accordingly, the Company has not amortized goodwill. As provided by SFAS No. 142, the Company has elected to perform the annual assessment of the carrying value of all goodwill as of September 30th of each year using a number of criteria, including the value of the overall enterprise. As of December 31, 2006, the Company believes that no material impairment exists. Future impairment charges from previous or future acquisitions, if any, will be reflected as an operating expense in the statement of operations.

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

11.           Advertising Expense

The Company expenses the costs of advertising as incurred. Advertising expenses for the years ended December 31, 2006 and 2005, were approximately $216,000 and $108,000, respectively.

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

13.           Research and Development Expenditures

Research and development expenses include costs directly attributable to the conduct of research and development programs primarily related to the development of our software products and improving the efficiency and capabilities of our existing software. Such costs include salaries, payroll taxes, employee benefit costs, materials, supplies, depreciation on research equipment, services provided by outside contractors, and the allocable portions of facility costs, such as rent, utilities, insurance, repairs and maintenance, depreciation and general support services. All costs associated with research and development are expensed as incurred.

14.           Earnings Per Share Common Stock

Earnings per share of common stock-basic is computed by dividing net income applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Earnings per share of common stock-assuming dilution reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net income of the company. See Note V -  Earnings Per Share “EPS”, for additional information.

15.           Accounting for Stock-Based Compensation

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

As of January 1, 2006, the Company adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. Accordingly, financial statement amounts for the prior periods presented in this Form 10-KSB have not been restated to reflect the fair value method of expensing share-based compensation. Under this application, we are required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value estimated in accordance with the provisions of SFAS 123R and for the unvested portion of all share-based payments previously granted that remain outstanding which were based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The majority of our share-based compensation arrangements vest over either a three or four year vesting schedule. The Company expenses its share-based compensation under the ratable method, which treats each vesting tranche as if it were an individual grant. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, as amended by SFAS 148, and requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected option term”), the estimated volatility of our common stock price over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized as an expense in the consolidated statements of operations. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the requisite service period, net of estimated forfeitures (the number of individuals that will ultimately not complete their vesting requirements). The estimation of stock awards that will ultimately vest requires significant judgment. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

The compensation expense recognized in connection with the adoption of SFAS 123R increased the Company’s net loss by $726,772 with a $0.01 effect per share (basic and diluted), for the year ended December 31, 2006. There was no impact on cash flows from operations, investment, or financing in connections with the adoptions of SFAS 123R. As the Company uses the full valuation allowance with respect to deferred taxes, the adoption of SFAS 123R had no impact on deferred taxes.

The following table presents share-based compensation expenses for continuing operations included in the Company’s consolidated statements of operations:

Year ended December 31,
2006

Cost of services	$63,100
Selling, general and administrative	486,250
Research, development and engineering	177,422
$726,772

Proforma Compensation Disclosure

If compensation expense for the stock options granted had been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s proforma net loss available to common shareholders and proforma loss available to common shareholders per share would have been as follows:

Year ended December 31,
2005
(As Restated)
Net loss available to common shareholders	(3,986,901)
Stock-based compensation expense if the fair value method had been adopted	(1,496,086)
Pro forma net loss available to common shareholders	(5,482,987)
Basic loss per common shares	(0.09)
Basic loss per common shares - pro forma	(0.12)
Diluted loss per common shares	(0.12)
Diluted loss per common shares - pro forma	(0.14)

In determining the proforma compensation cost of the options granted, the fair value of each grant was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used to determine the fair value of each grant included the following:

	2006	2005
Risk free interest rate	4.53-5.08%	3.95-4.51%
Expected life of options (in years)	4.0-7.0	6.5-7.0
Expected dividends	—	—
Volatility of stock price	92-129%	132-134%

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

Estimates and assumptions which, in the opinion of management are used in accounting for, among other things, long-term contracts, allowances for uncollectible receivables, recoverability of goodwill and other long-lived assets, depreciation and amortization, valuation of deferred income taxes, convertible notes and related discounts, embedded derivates, preferred stock, share-based compensation, and warrants outstanding.

18.           Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting shareholders’ equity/(deficit) that, under generally accepted accounting principles, are excluded from net loss in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” The Company, however, does not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the years ended December 31, 2006 and 2005, comprehensive loss is equivalent to the Company’s reported net loss. Accordingly, a separate statement of comprehensive loss is not presented.

19.           Recent Accounting Pronouncements

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which is effective for calendar year companies on January 1, 2008. The statement allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. Management is currently evaluating the impact and timing of the adoption of SFAS 159 on the Corporation’s financial condition and results of operations.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1N (SAB 108), “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which is effective for calendar year companies as of December 31, 2006. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated. Under this guidance, companies should take into account both the effect of a misstatement on the current year balance sheet as well as the impact upon the current year income statement in assessing the materiality of a current year misstatement. Once a current year misstatement has been quantified, the guidance in SAB Topic 1M, “Financial Statements — Materiality,” (SAB 99) should be applied to determine whether the misstatement is material. The implementation of SAB 108 did not have a material impact on the Company’s financial statements.

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

•                  Accounting for Convertible Financing Arrangements

The Company reviewed the initial accounting for the 7% Convertible Notes issued in 2003, the Senior and Subordinated Convertible Term Notes issued in 2004 and the Senior and Subordinated Convertible Term Notes issued in 2005. During the review the company identified that EITF 00-19 should be applied to evaluate whether any embedded derivative instruments qualify as equity instruments or as liabilities. As such certain embedded derivatives were identified that met the conditions set forth under paragraph 12 of SFAS No. 133. These embedded derivative instruments have been evaluated using EITF 00-19 paragraphs 12 to 32 and determined that these instruments would not be classified as components of stockholders equity. The instruments have been deemed liabilities, and as such will be subject to SFAS 133 and should be recorded at fair value. Features that have been evaluated and determined to require such treatment include:

•                  The principal conversion option,

•                  The monthly payments conversion option,

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

As a result of our review and communications with the SEC, we determined that a restatement of previously reported financial information was required. Our previously reported financial information should no longer be relied upon. Accordingly, we have restated our previously reported financial information for the years ended December 31, 2003, 2004 and 2005 and our previously reported unaudited financial statements for the first, second and third quarters of 2003, 2004 and 2005 (the “restatement”). The restatement covered a number of separate matters, each of which is described above.

The following tables summarize the impact of all of these adjustments on previously reported revenue and assets, liabilities, and stockholders’ equity (deficit) for the year ended December 31, 2005.

Impact of Adjustments on Revenue For the Year Ended December 31,
2005
As previously reported	$14,226,095
Revenue recognition	—
As restated	$14,226,095

	Impact of Adjustments on Consolidated Balance Sheet Accounts
	As of December 31, 2005
			Stockholders’
	Total		Equity
	Assets	Liabilities	(Deficit)
As previously reported	$26,357,934	$17,050,206	$9,307,728
Debt financing	—	3,143,724	(3,143,724)
As restated	$26,357,934	$20,193,930	$6,164,004

The following table presents the effect of the restatement adjustments on the consolidated Statement of Operations for the year ended December 31, 2005.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2005
	As Previously	Effect of	As
	Reported	Restatement	Restated
Revenues
Services	$10,861,649	$—	$10,861,649
License fees and other	3,364,446	—	3,364,446
	14,226,095	—	14,226,095
Costs and other expenses
Services	2,906,142	—	2,906,142
Cost of license fees and other	937,491	—	937,491
Selling, general and administrative	11,824,609	—	11,824,609
Research, development and engineering	6,846,035	—	6,846,035
	22,514,277	—	22,514,277
Operating loss	(8,288,182)	—	(8,288,182)
Other income (deductions)
Interest income	35,958	—	35,958
Interest expense	(6,548,130)	2,026,786	(4,521,344)
Derivative and warrant fair value adjustments	15,213,186	(6,058,235)	9,154,951
Loss on sale of marketable securities	(20,000)	—	(20,000)
Other expense	(34,767)	—	(34,767)
Total other income (deductions)	8,646,247	(4,031,449)	4,614,798
NET INCOME (LOSS)	$358,065	$(4,031,449)	$(3,673,384)

Basic Loss per Share:
Numerator
Net loss	$358,065	$(4,031,449)	$(3,673,384)

Convertible preferred stock dividends and accretion	(313,517)	—	(313,517)
Net Income (Loss) attributable to common shareholders	$44,548	$(4,031,449)	$(3,986,901)

Denominator
Weighted average common shares outstanding	44,787,807	44,787,807	44,787,807
Basic Loss per Share	$0.00	$(0.09)	$(0.09)

Diluted Loss per Share:
Numerator
Net Income (loss) attributable to common shareholders	$44,548	$(4,031,449)	$(3,986,901)

Effect of Dilutive Securities: Convertible Debentures	(8,795,834)	6,758,889	(2,036,945)

Net loss attributable to common shareholders and assumed conversions	$(8,751,286)	$2,727,440	$(6,023,846)

Denominator
Weighted average shares outstanding	44,787,807	—	44,787,807

Effect of Dilutive Securities: Convertible Debentures	7,258,496	—	7,258,496

Diluted weighted average common shares and common equivalents outstanding	52,046,303	52,046,303	52,046,303
Diluted Loss per Share	$(0.17)	$0.05	$(0.12)

The following table presents the effect of the restatement adjustments on the Consolidated Statement of Cash Flows for the year ended December 31, 2005.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2005
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

NOTE C—ACQUISITIONS

Acquisition of Public Safety Group, Inc.

On March 30, 2004, we acquired all of the outstanding capital stock of Public Safety Group, Inc. (PSG), a privately-held leader in wireless solutions for law enforcement and public safety markets based in Winter Park, Florida, in exchange for an aggregate of 2,416,108 shares of our common stock issued to the former shareholders of PSG, 6,000 shares of our common stock issued to Harward Investments, Inc. (“Harward”), $500,000 in cash, and our assumption of $600,000 in aggregate net liabilities of PSG, for an aggregate purchase price of $4,108,941. In connection with this acquisition, three former employees of PSG, who were also shareholders of PSG, entered into two-year employment agreements with the Company to serve within the Public Safety Division.

The 2,416,108 shares issued to the PSG shareholders (the Merger Shares) are subject to the provisions contained in the Merger Agreement and a related escrow agreement, which provide for periodic releases of the shares from escrow on a schedule determined by the revenues achieved by the Public Safety Division. The owners of such escrowed shares, however, continue to enjoy all the rights and privileges attributable to the shares, including, without limitation, the right to vote and receive dividends. The principal terms of the escrow arrangement are as follows:

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

As at December 31, 2006, 1,835,453 Merger Shares have been released from escrow under the Merger Agreement.

Acquisition of Mobile Government

On September 30, 2004, we acquired certain assets and assumed certain liabilities of the Mobile Government division of Aether Systems, Inc (Aether). The aggregate purchase price of the acquisition was $12,198,171.

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

Also, in conjunction with the acquisition of the Mobile Government division, the Company was required to place funds into escrow, which comprised of the following as at December 31, 2006:

•                  There is approximately $750,000 in escrow which is available to Aether in the event the Company defaults on the letter of credit, or sublease agreements. The funds will not be available for use by the company until the termination of the lease in August 2008.

Liquidated Damages

The Company may have to pay liquidated damages to customers in certain circumstance, including instances where its sub-contractors do not perform on time. In addition, the Company sometimes indemnifies certain of its customers against damages, if any, they might incur as a result of a claim brought against them related to third party software embedded in the Company’s products.

The Company’s most significant exposure to liquidated and other damages is with its largest uncompleted contract with Hamilton County, Ohio (“Hamilton”). The Hamilton contract limits the Company’s liability for damage to approximately $10,000,000. Management believes the contract will be completed within contract term including defined specification for performance, and accordingly, payment of damages under the contract is not likely. However, the project is not complete and there can be no assurances damages will not be incurred in the future. If damages are incurred there can be no assurance that any amounts required to be paid will not be material to the financial statements.

Warranty Reserve

In some instances the Company may make commitments to provide additional products or services to customers beyond those obligations specified in the contract or those provided in standard maintenance agreements or ordinary upgrades. These commitments usually arise in complex customer installations and are granted to help ensure customer satisfaction. As of December 31, 2006, there was no material requirement for an accrued warranty liability reserve.

NOTE D—CONCENTRATION OF RISK

Financial instruments and long-term contracts, which potentially subject the Company to risk, primarily consist of receivables and costs and earnings in excess of billings on uncompleted contracts. The Company extends credit to customers on an unsecured basis in the normal course of business. The Company’s policy is to perform an analysis of the recoverability of its receivables and costs and earnings in excess of billings on uncompleted contracts at the end of each reporting period and to establish allowances where appropriate. The Company analyzes historical bad debts and contract losses, customer concentrations, and customer credit-worthiness when evaluating the adequacy of the allowances.

As of December 31, 2006, two customers accounted for approximately 24% of the Company’s outstanding accounts receivable balance. As of December 31, 2006 one customer accounted for approximately 92% of the balance in the account costs and earnings in excess of billings on uncompleted contracts. No single customer accounted for more than 10% of revenue for any period presented.

Approximately 90% and 79% of our total revenues for the years ended December 31, 2006, and 2005, respectively,  and approximately 90% of the balance in our outstanding accounts receivable as at December 31, 2006, was derived from governmental entities, sourced from either our direct sales efforts, or through our network of resellers.

NOTE E—COSTS AND EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

The components of uncompleted contracts consisted of the following as of December 31, 2006:

2006

Cost and earnings incurred on uncompleted contracts	$10,032,680

Less billings to date	(8,895,978)

$1,136,702

Costs and earnings in excess of billings on uncompleted contracts	$1,215,045

Billings in excess of costs and earnings on uncompleted contracts	(78,343)

$1,136,702

NOTE F—PREPAID EXPENSES

Prepaid expenses consisted of the following as of December 31, 2006:

2006

Insurance and software licenses	$79,693

Other	68,309

Total	$148,002

NOTE G—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following as of December 31, 2006:

2006

Equipment	$566,593
Furniture and fixtures	187,984
Software	116,011
Leasehold improvements	198,889
1,069,477

Less accumulated depreciation and amortization	(640,751)

Total	$428,726

NOTE H—OTHER ASSETS

Goodwill

The Company’s goodwill resulted from the acquisition of Public Safety Group, Inc. and certain assets and assumed liabilities of the Mobile Government Division of Aether Systems, Inc. in 2004. As provided by SFAS No. 142, the Company has elected to perform the annual assessment of the carrying value of all goodwill as of September 30 of each year using a number of criteria, including the value of the overall enterprise. As of September 30, 2006, the Company believes no material impairment exists. Future impairment charges from existing operations or other acquisitions, if any, will be reflected as an operating expense in the statement of operations. As of December 31, 2006 goodwill totaled $11,389,654.

Intangible Assets

Intangible assets consisted of the following as of December 31, 2006:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Copyrighted software	$1,181,429	$(649,786)	$531,643
Customer relationships	1,009,000	(454,050)	554,950
Trademarks	807,872	(401,524)	406,348
Developed technology	710,000	(319,500)	390,500
Marketing agreements	605,340	(332,937)	272,403
Patents and patents pending	356,222	(1,320)	354,902

Total	$4,669,863	$(2,159,117)	$2,510,746

Aggregate amortization expense for the year ended December 31, 2006 and 2005, was $863,520 and $863,256 respectively.

Deferred financing costs

Debt issuance costs are amortized based upon the lives of the respective debt obligations. The gross carrying amount of deferred loan costs at December 31, 2006 was $335,828, and accumulated amortization was $164,022. Amortization of deferred financing costs is included in interest expense and was $227,348 and $186,279 for 2006 and 2005, respectively.

Deferred Offering Costs

The Company engaged the services of an investment banking firm in connection with the issuance of the Company’s debt securities in 2004 and 2005. The Company issued the firm warrants to purchase the Company’s common stock on three separate occasions, the fair market value of which was amortized over the life of the associated debt. During 2005, approximately $266,000 was charged to non-cash interest expense. As the associated debt was extinguished in January 2006, the balance of the warrants was written off at that time.

Deposits

Deposits consisted of the following as of December 31, 2006:

2006

Lease deposit with Aether	$748,605
Property deposits	8,411
Other	43,337

Total	$800,353

Lease and property deposits are held over three of the Company’s premises as security for contractual performance under certain operating leases. At the conclusion of these lease arrangements, which is expected to occur over a number of dates through August 2009, the lease and property deposits shall be returned to the Company.

Other deposits represent bonds with respect to certain competitive bids undertaken by the Company from time to time in the normal course of business. These monies are expected to be returned to the Company during the first quarter of 2007.

NOTE I—ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31, 2006:

2006

Contract costs not yet invoiced by vendors	$2,301,425
Compensation	675,927
Royalties	288,146
Interest	1,006,942
Other	414,437

Total	$4,686,877

NOTE J—RELATED PARTY

Consulting Arrangement with Thomas J. Colatosti

In connection with his appointment to the Board of Directors in September 2002, the Company entered into a number of consulting arrangements with Thomas J. Colatosti. Under the most recent arrangement, which was entered into on November 1, 2004, and extended on February 7, 2006, Mr. Colatosti, provided services to the Company and its subsidiaries and affiliates for the years ended December 31, 2006 and 2005, at a rate of $14,500 per month.

Mr. Colatosti has substantial experience in the biometric industry and in addition to his role as the Chairman of the Board of Directors of the Company, provides extensive service to the Company in the areas of strategic planning and corporate finance. During the years ended December 31, 2006 and 2005, approximately $174,000 and $102,000 were paid, respectively. Mr. Colatosti agreed to waive his fees for five months during 2005. As at December 31, 2006, the Company owed Mr. Colatosti $14,500.

In March 2004, Mr. Colatosti entered into a three year consulting arrangement with the Shaar Fund Ltd., a principal creditor and long-term shareholder of the Company. Under the terms of the arrangement, The Shaar Fund transferred $375,000 principal amount of our secured convertible notes due October 1, 2005 to Mr. Colatosti. On April 28, 2004 the

Company issued 3,750 shares of the Company’s Series A 7% convertible preferred stock to Mr. Colatosti in conversion of the $375,000 secured convertible note.

NOTE K—DEFERRED REVENUE

The components of Deferred Revenue are as follows as of December 31, 2006:

2006

Current Portion
Maintenance contracts	$4,192,480
Fully deferred systems, installation and acceptance revenue	748,948
4,941,428
Long-Term Portion
Maintenance contracts	100,017

Total	$5,041,445

Maintenance contracts include provisions for unspecified when-and-if available product updates and customer telephone support services, and are recognized ratably over the term of the service period. Fully deferred systems, installation and acceptance revenue relates to projects that have been billed per the contractual terms, however because of undelivered elements or acceptance criteria, revenue has not yet been recognized. These amounts are expected to be completed within the next 12 months and are classified as current liabilities.

Long-term maintenance contracts are recognized ratably over the applicable term. The term for these contracts begin upon the completion and acceptance of the long-term projects, which can be delayed based on various criteria ranging from customer constraints to project change orders. Because of the uncertainty of the timing of acceptance on these long-term projects this deferred revenue has been classified as a long-term liability.

NOTE L—LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following as of December 31, 2006:

2006

2004
Convertible term notes	$3,011,957
Discount	(389,719)
FMV of embedded derivatives	164,240
FMV of warrants	179,319
2005
Convertible term notes	1,800,000
Discount	(396,851)
FMV of embedded derivatives	190,834
FMV of warrants	203,286
2006
FMV of warrants	94,143
4,857,209

Less current portion (net of discount)	2,389,792

Total	$2,467,417

Senior Convertible Term Notes

2004 and 2005 Senior Notes

On September 29, 2004, we entered into a Securities Purchase Agreement (the “2004 Senior Purchase Agreement”) with Laurus Master Fund, Ltd. (“Laurus”). Under the 2004 Senior Purchase Agreement, the Company issued secured convertible term notes (the “2004 Senior Note”) in the aggregate principal amount of $5,050,000, convertible into common stock of the Company at an initial conversion price of $1.35 per share, and issued warrants (the “2004 Senior Warrants”) to purchase an aggregate of 1,122,222 shares of our common stock at an initial exercise price of $1.55 per share. The proceeds from this transaction were used in part to finance the Company’s acquisition of Aether Mobile Government.

On June 8, 2005, we entered into a Securities Purchase Agreement (the “2005 Senior Purchase Agreement”) with Laurus. Under the 2005 Senior Purchase Agreement, the Company issued a secured convertible term note (the “2005 Senior Note”) in the aggregate principal amount of $2,000,000, convertible into common stock of the Company in certain circumstances at an initial conversion price of $1.35 per share, and issued a warrant (the “2005 Senior Warrant”) to purchase an aggregate of 444,444 shares of our common stock at an initial exercise price of $1.55 per share. The proceeds from this transaction have been used for the Company’s general working capital purposes.

The Company’s obligations under the 2004 and 2005 Senior Purchase Agreements, the 2004 and 2005 Senior Notes and the 2004 and 2005 Senior Warrants are secured by a security interest in all or substantially all of the Company’s assets.

Under the terms of the 2004 and 2005 Senior Notes, we are required to make monthly payments of accrued interest and principal. The 2004 and 2005 Senior Notes bear interest at an initial rate equal to the prime rate plus two percent (2%), subject to a six percent (6%) floor. The interest rate on the 2005 Senior Note is subject to reduction on a month-by-month basis if the following conditions are met: If (a) we register the common stock underlying the 2004 and 2005 Senior Notes and 2004 and 2005 Senior Warrants on a registration statement declared effective by the Securities and Exchange Commission and (b) our common stock is trading at a 25% or greater premium to the note conversion price, then the interest rate will be adjusted downward by 2.0% for each incremental 25% increase over the note conversion price. Alternatively, if (x) we have not registered such common stock under an effective registration statement, but (y) our common stock is trading at a 25% or greater premium to the note conversion price, then the interest rate will be adjusted downward by 1.0% for each incremental 25% increase over the note conversion price. In no event shall the interest rate be less than 0%. The effective interest rate as of December 31, 2006 was 12.77%, and as of December 31, 2005 the effective interest rates ranged between 73.2% and 76.9%.

For cash payments made on the 2004 and 2005 Senior Notes (e.g., any amounts due that are not converted into common stock), we are required to pay an amount equal to 102% of the amount of principal or interest due. In addition, we can prepay the note at any time upon payment of an amount equal to 110% of the then outstanding principal balance, plus accrued and unpaid interest.

Laurus has the option at any time to convert any or all of the outstanding principal and accrued and unpaid interest on the 2004 and 2005 Senior Notes into shares of our common stock at a conversion price of $0.50 per share, as reduced pursuant to subsequent transactions which are described further below. In addition, for each monthly payment under the note, Laurus will be obligated to convert a portion of the monthly payment into common stock at the applicable conversion price, so long as:

•                  the average closing price of our common stock (for the five trading days immediately preceding the payment date) is greater than $0.55 per share (which represents 110% of the note conversion price, based on the conversion price of $0.50),

•                  such amount being converted does not exceed 25% of the aggregate dollar trading volume for such immediately preceding twenty-two trading days, and

•                  the shares of common stock underlying the notes are registered under an effective registration statement with the Securities and Exchange Commission.

The terms of the 2004 and 2005 Senior Notes and 2004 and 2005 Senior Warrants prohibit conversion of the notes or exercise of the warrants to the extent that conversion of the notes and exercise of the warrants would result in any holder thereof, together with its affiliates, beneficially owning in excess of 4.99% of our outstanding shares of common stock. A holder may waive the 4.99% limitation upon 75 days’ prior written notice to us. Also, this limitation does not preclude the holder from converting or exercising the notes or warrants and selling shares underlying the notes or warrants in stages over time where each stage does not cause the holder and its affiliates to beneficially own shares in excess of the limitation amount.

As security for our obligations to Laurus, we, along with our wholly-owned subsidiary Public Safety Group, Inc. (“PSG”), have granted to Laurus a blanket security interest in all of our assets, and we have entered into a stock pledge with Laurus for the capital stock in PSG. If an event of default occurs under the 2004 or 2005 Senior Notes or the other related investment agreements, 120% of the unpaid principal balance on the 2004 and 2005 Senior Notes, plus accrued interest and fees, shall become immediately due and Laurus shall be entitled to payment of a default interest rate of 1.5% per month on all amounts due under the 2004 and 2005 Senior Notes. Such events of default include the following:

•                  a failure to pay interest and principal payments under the 2004 or 2005 Senior Notes within three days of when due;

•                  a breach by us of any material covenant or term or condition of the 2004 or 2005 Senior Notes or in any of the investment agreements, if not cured within 30 days of such breach;

•                  a breach by us of any material representation or warranty made in the 2004 or 2005 Senior Notes or in any of the investment agreements;

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

•                  if our common stock is suspended for five consecutive days or for five days during any ten consecutive days from a principal market or pursuant to a Securities and Exchange Commission stop order; and

•                  a failure by us to timely deliver shares of common stock when due upon conversions of the 2004 or 2005 Senior Notes.

Upon an event of default, Laurus will be entitled to specified remedies, including remedies under the Uniform Commercial Code.

We agreed to register with the Securities and Exchange Commission (the “SEC”) for resale the shares of common stock that are issuable upon conversion of the 2004 and 2005 Senior Notes and upon exercise of the 2004 and 2005 Senior Warrants. Under the registration rights agreement, the registration statement for the 2005 Senior Notes and 2005 Senior Warrants was to be declared effective not later than September 6, 2005. As the registration statement was not declared effective until July 24, 2006, the Company accrued liquidated damages of 2% per month of the original principal amount of the 2005 Senior Notes in accordance with the agreement. Laurus subsequently agreed to waive such liquidated damages in an Amendment and Waiver agreement dated August 10, 2006, and mentioned below, which amounted to approximately $385,000.

Laurus has agreed, pursuant to the Senior Purchase Agreements, that neither it nor any of its affiliates and investment partners will (and will not cause any other person or entity, directly or indirectly, to) engage in “short sales” of our common stock for as long as any 2004 or 2005 Senior Notes held by it remain outstanding. “Short sales” are contracts for the sale of shares of stock that the seller does not own, or certificates which are not within the seller’s control, so as to be available for delivery at the time when, under applicable rules, delivery must be made.

2004 and 2005 Senior Notes Amendment and Waivers

Effective as of August 31, 2005, the Company entered into an Amendment and Waiver agreement with Laurus, pursuant to which the Company was permitted to defer the payment of the monthly principal amounts due and payable for the months of September, October, November and December 2005 under both (a) the 2004 Senior Note, and (b) the 2005 Senior Note, such aggregate deferred principal amounts being equal to $625,000 and $187,500, respectively. The deferred principal amount under the 2004 Senior Note was then due on September 29, 2007, the final maturity date of the 2004 Senior Note. The deferred principal amount under the 2005 Senior Note was then due on June 7, 2008, the final maturity date of the 2005 Senior Note. The Company remained obligated to pay all monthly interest amounts under these notes as they were currently due.

Pursuant to this Amendment and Waiver, the Company issued an aggregate of 612,166 shares of its Common Stock to Laurus as consideration for this principal payment deferral. The Company entered into a Registration Rights Agreement dated as of August 31, 2005 pursuant to which the Company has agreed to file a registration statement with the SEC covering the resale of these shares of Common Stock. The resale registration statement of which this prospectus is a part was initially filed with the SEC on September 11, 2006, and became effective on December 19, 2006.

Effective as of January 23, 2006, the Company entered into an Amendment and Waiver (the “January 2006 Senior Notes Amendment and Waiver”) with Laurus in connection with the 2004 and 2005 Senior Notes then held by Laurus. Under the January 2006 Senior Notes Amendment and Waiver, the 2004 and 2005 Senior Notes issued by the Company to Laurus were amended as follows: (i) the maturity date of the 2004 Senior Note was extended to January 1, 2008, (ii) the maturity date of the 2005 Senior Note was extended to December 1, 2008, and (iii) the fixed conversion price under each of the Senior Notes was reset from $1.35 to $0.85 per share. In addition, the exercise price of all warrants to purchase Common Stock of the Company held by Laurus was reset to $1.00 per share.

Pursuant to the January 2006 Senior Notes Amendment and Waiver, the Company issued 150,000 shares of its Common Stock to Laurus as consideration for the principal payment deferral. In connection with the issuance of these shares, Laurus agreed to waive the provisions of the 2004 and 2005 Senior Notes regarding any adjustment of the fixed conversion price that would otherwise be triggered as a result of the issuance of these shares and certain other securities which have a conversion price of $0.70 per share.

Effective as of August 10, 2006, the Company entered into a further Amendment and Waiver (the “August 2006 Senior Notes Amendment and Waiver”) with Laurus in connection with the 2004 and 2005 Senior Notes. Under the August 2006 Senior Notes Amendment and Waiver, the 2004 and 2005 Senior Notes were amended as follows: (i) the principal amounts due and payable under the 2004 and 2005 Senior Notes for the months of August and September 2006, shall be paid in shares of the Company’s Common Stock priced at $0.50 per share; and (ii) the principal amount due and payable under the 2004 Senior Note for the months of October, November and December 2006 is deferred until January 1, 2008, the final maturity date of the 2004 Senior Note, and the principal amount due and payable under the 2005 Senior Note for the months of October, November and December 2006 is deferred until December 1, 2008, the final maturity date of the 2005 Senior Note.

Pursuant to the August 2006 Senior Notes Amendment and Waiver, the Company issued 150,000 shares of its common stock to Laurus as consideration for the principal payment deferral. In connection with this financing, the Company also reduced the conversion price of the Series A and Series B Convertible Preferred shares to $0.50 per share.

Subordinated Term Notes

2004 and 2005 Notes

On September 29, 2004, we entered into a Securities Purchase Agreement (the “2004 Subordinated Purchase Agreement”) with The Shaar Fund, Ltd. (“Shaar”) and other existing shareholders of the Company and accredited investors (collectively, the “2004 Subordinated Investors”) for $4,950,000. Under the 2004 Subordinated Purchase Agreement, the Company issued unsecured convertible term notes (the “2004 Subordinated Notes”) in the aggregate principal amount of $4,950,000, convertible into common stock of the Company in certain circumstances at an initial conversion price of $1.35 per share, and issued warrants (the “2004 Subordinated Warrants”) to purchase an aggregate of 1,099,997 shares of our common stock at an initial exercise price of $1.55 per share. The proceeds from this transaction were used in part to finance a portion of the Aether Acquisition and for working capital purposes.

On May 31, 2005, we entered into a Securities Purchase Agreement, (the “2005 Subordinated Purchase Agreement”) with Shaar, Longview Fund, L.P. (“Longview”) and other existing shareholders of the Company and accredited investors (collectively, the “2005 Subordinated Investors”). Under the 2005 Subordinated Purchase Agreement, the Company issued convertible Term Notes (the “2005 Subordinated Notes”) in the aggregate principal amount of $2,794,723, convertible into common stock of the Company in certain circumstances at an initial conversion price of $1.35 per share, and issued warrants (the “2005 Subordinated Warrants”) to purchase an aggregate of 828,066 shares of the Common Stock at an initial per share exercise price of $1.50. The proceeds from this transaction were used for working capital purposes.

On July 8, 2005, certain 2005 Subordinated Investors purchased additional 2005 Subordinated Notes in the aggregate principal amount of $450,000 and received additional 2005 Subordinated Warrants to purchase an aggregate of 133,333 shares of Common Stock at an initial per share exercise price of $1.50. The proceeds from this transaction were used for working capital purposes.

Under the terms of the 2004 and 2005 Subordinated Notes, we are required to make monthly payments of accrued interest and principal. The 2004 and 2005 Subordinated Notes bear interest at an initial rate equal to the prime rate plus seven and one-half percent (7.5%), subject to an eleven percent (11%) floor. The effective interest rate as of December 31, 2006 was 15.25%, and as of December 31, 2005 the effective interest rates ranged between 104.9% and 136.0%.

We may prepay the 2004 and 2005 Subordinated Notes at any time upon payment of an amount equal to 110% and 120% respectively, of the then outstanding principal balance, plus accrued and unpaid interest. Upon any such prepayment, the 2004 and 2005 Senior Notes must also be prepaid. The 2004 and 2005 Subordinated Investors have the option at any time to convert any or all of the outstanding principal and accrued and unpaid interest on the 2004 and 2005 Subordinated Notes into shares of our common stock at a conversion price of $0.50 per share.

The terms of the 2004 and 2005 Subordinated Notes and 2004 and 2005 Subordinated Warrants prohibit conversion of the notes or exercise of the warrants to the extent that conversion of the notes and exercise of the warrants would result in any holder thereof, together with its affiliates, beneficially owning in excess of 4.99% of our outstanding shares of common stock. A holder may waive the 4.99% limitation upon 75 days’ prior written notice to us. Also, this limitation does not preclude the holder from converting or exercising the note or warrant and selling shares underlying the note or warrant in stages over time where each stage does not cause the holder and its affiliates to beneficially own shares in excess of the limitation amount.

If an event of default occurs under the 2004 or 2005 Subordinated Notes or the other related investment agreements, the unpaid principal balance on the 2004 and 2005 Subordinated Notes, plus accrued interest, shall, at the noteholder’s option, become immediately due and the 2004 and 2005 Subordinated Investors shall be entitled to payment of additional default interest at the rate of 2.0% per annum on all amounts due under the 2004 and 2005 Subordinated Notes. Such events of default include the following:

•              A failure to pay interest and principal payments under the 2004 or 2005 Subordinated Notes within three days of when due;

•              A breach by us of any covenant, term or condition in any material respect of the 2004 or 2005 Subordinated Notes or in any of the investment agreements, if not cured within 30 days of such breach;

•              Any representation or warranty made in the 2004 or 2005 Subordinated Notes or in any of the investment agreements being false or misleading in any material respect;

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

•              A failure by us to timely deliver shares of common stock when due upon conversions of the 2004 or 2005 Subordinated Convertible Notes; and

•              A change in our controlling ownership.

Upon an event of default, the rights and remedies of the 2004 and 2005 Subordinated Investors will be subordinate to those of the Senior Investors pursuant to Subordination and Intercreditor Agreement dated as of September 30, 2004 by and among Laurus, as Collateral Agent, Shaar, as Purchaser Agent, Aether Systems, Inc., PSG and the Company.

We have registered with the Securities and Exchange Commission for resale the shares of common stock that are issuable upon conversion of the 2004 and 2005 Subordinated Notes and upon exercise of the 2004 and 2005 Subordinated Warrants. Under the registration rights agreement, the registration statement for the 2005 Subordinated Notes and 2005 Subordinated Warrants was to be declared effective not later than September 6, 2005. As the registration statement was not declared effective until July 24, 2006, the Company accrued liquidated damages of 2% per month of the original principal amount of the 2005 Subordinated Notes in accordance with the agreement. The 2005 Subordinated Investors subsequently agreed to waive a portion of such liquidated damages in a Securities Exchange agreement dated August 10, 2006, and mentioned below, which amounted to approximately $321,500.

Each 2004 and 2005 Subordinated Investor has agreed, pursuant to the 2004 and 2005 Subordinated Purchase Agreements, that neither it nor any of its affiliates and investment partners will (and will not cause any other person or entity, directly or indirectly, to) engage in “short sales” of our common stock for as long as any 2004 or 2005 Subordinated Notes held by it remain outstanding.

2004 and 2005 Subordinated Notes Amendment and Waivers

Effective August 31, 2005, the Company entered into an Amendment and Waiver (the “August 2005 Amendment and Waiver”), with certain 2004 Subordinated Investors, pursuant to which the Company was permitted to defer the payment of the monthly principal amounts due and payable for the months of September, October, November and December 2005 under the 2004 Subordinated Notes, such aggregate deferred principal amount being equal to $350,004. The deferred principal amount under each 2004 Subordinated Note was then due on September 29, 2007, the final maturity date of each such note. The Company remained obligated to pay all monthly interest amounts under these notes as they were currently due.

Pursuant to these Amendment and Waivers, the Company issued an aggregate of 263,705 shares of its Common Stock to the Subordinated Investors as consideration for this principal payment deferral. The Company entered into the Registration Rights Agreement with each of the Subordinated Investors, pursuant to which the Company has agreed to file a registration statement with the SEC covering the resale of these shares of Common Stock. The resale registration statement of which this prospectus is a part was initially filed with the SEC on September 11, 2006, and became effective on December 19, 2006.

Effective as of January 23, 2006, the Company entered into an Amendment and Waiver (the “January 2006 Subordinated Notes Amendment and Waiver”) with certain 2004 and 2005 Subordinated Investors. Under the January 2006 Subordinated Notes Amendment and Waiver, the 2004 and 2005 Subordinated Notes were amended as follows: (i) the maturity dates were extended from September 29, 2007 and May 31, 2008, respectively, to January 1, 2009; (ii) the interest rate was fixed at fifteen percent (15%); (iii) all principal amounts are due at the maturity date and shall be paid in shares of Common Stock priced at $0.70 per share if the average closing price of the Common Stock for the thirty (30) trading days immediately preceding the maturity date is greater than $1.10; (iv) interest shall be paid, at the Company’s election, in cash or shares of Common Stock, with the Common Stock priced at the average closing price of the Common Stock for the ten (10) trading days immediately preceding the repayment date; and (v) the currently applicable fixed conversion price was amended to $0.70 per share. In addition, the exercise price of all warrants to purchase Common Stock held by the 2004 and 2005 Subordinated Note Holders that had an exercise price greater than $1.00 per share was reset to $1.00 per share.

Subordinated Debt and Preferred Stock Financing Transactions

On January 23, 2006, we entered into a Securities Purchase Agreement, with Shaar, Longview and Longview Special Finance, Inc (“Longview Special”),  (the “2006 Securities Purchase Agreement”). Under the 2006 Securities Purchase Agreement, the Company issued unsecured convertible term notes (the “2006 Convertible Notes”) in the aggregate principal amount of $1,000,000, interest at 15% per annum, convertible into Series B Preferred Stock of the Company at a conversion rate of $1.00 per share. The proceeds from this transaction were used for general working capital purposes.

In connection with the Purchasers’ purchase of the Notes, the Company also issued warrants to the Purchasers (the “Warrants”) to purchase up to an aggregate of 500,000 shares of the Company’s Common Stock (subject to adjustment as set forth therein) at an initial exercise price of $1.00 per share.

The Warrants were classified as liabilities and were valued at $94,143 as of December 31, 2006, using the Black Scholes Option Pricing model with the following assumptions: dividend yield of 0%; annual volatility of 86% and risk-free interest rate of 4.7%.

On February 22, 2006, the 2006 Subordinated Notes converted by their terms into shares of the Company’s Series B Preferred Stock, which shares are convertible into shares of the Company’s Common Stock at an initial fixed conversion price of $0.70 per share.

On August 10, 2006, the Company entered into a Securities Exchange Agreement (the “2006 Securities Exchange Agreement”) with certain 2004 and 2005 Subordinated Investors. Under the 2006 Securities Exchange Agreement, the 2004 and 2005 Subordinated Notes were exchanged for shares of the Company’s Series C Convertible Preferred Stock (the “Series C Shares”), which shares are initially convertible into Common Stock at $0.50 per share, having an aggregate value equal to the principal amount outstanding under the 2004 and 2005 Subordinated Notes, plus accrued and unpaid interest thereon, and certain liquidated damages payments owed by the Company to the 2004 and 2005 Subordinated Note Holders. In connection with the transaction, the Company also reduced the conversion price of the Series A and Series B Convertible Preferred shares to $0.50 per share. The Company entered into a Registration Rights Agreement dated as of August 10, 2006 (the “Exchange Registration Rights Agreement”) with the 2004 and 2005 Subordinated Note Holders, pursuant to which the Company has agreed to file a registration statement with the Commission covering the resale of the shares of Common Stock underlying the Series C Shares. The resale registration statement of which this prospectus is a part was initially filed with the SEC on September 11, 2006, and became effective on December 19, 2006.

2004 and 2005 Senior and Subordinated Note Derivatives

The 2004 and 2005 Senior and Subordinated Notes (the “Notes”) contain features that are considered embedded derivative financial instruments: Principal’s conversion option: The Notes are convertible at the Holder’s option at any time at the fixed conversion price of $0.50 per share; Monthly Payments Conversion Option: Holders have the option to convert the Notes’ monthly payment at a $0.50 per share conversion price if the common stock price is higher than 110% of the conversion price ($0.55), as long as the amount converted is not higher than 25% of trading volume for the last 22 trading days. If the Notes’ monthly payments are not converted, the payments will be paid in cash at 102% of such amount; Interest Rate Adjustment provision (Senior Notes only): For every 25% increase in common stock value above $0.50 per share, the interest will be reduced by 2%. The interest rate may never be reduced below 0%; Default provision: In the event of default under the terms set forth above, the Holders will be entitled to specified remedies, including remedies under the Uniform Commercial Code. These features have been bifurcated and recorded on the Company’s balance sheet at their fair value.

The accounting treatment of the derivatives and warrants requires that the Company record the derivatives and the warrants at their relative fair value as of the inception date of the agreement, and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives and warrants is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives and warrants is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

As of December 31, 2006, the derivatives were valued at $355,074. Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 68% to 72%; and risk free annual interest rate of 4.8% to 5.0% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using other binomial models and measuring the impact of the derivative on the expected interest payment amount over the life of the Note. The Warrants issued with the 2004 and 2005 debt financings classified as liabilities were valued at $382,605 as of December 31, 2006, using the Black Scholes Option Pricing model with the following assumptions: dividend yield of 0%; annual volatility of 78% to 81% and risk-free interest rate of 4.7% to 4.8%.

The initial relative fair values of both the derivatives and the warrants were recorded as discounts to the Notes and are being amortized to interest expense over the expected term of the debt, using the effective interest method. At December 31, 2006, the unamortized discount on the Notes was $786,570.

Aether Note Amendment

The Company entered into an Amendment No. 1 to Subordinated Secured Promissory Note, dated as of January 23, 2006 (the “Aether Note Amendment”), with Aether Systems, Inc. (“Aether”). Pursuant to the Aether Note Amendment, the Subordinated Secured Promissory Note issued by the Company to Aether on September 30, 2004 in the aggregate maximum principal amount of $6,884,588 (the “Aether Note”), was amended to increase such aggregate maximum principal amount to $7,884,588. The Aether Note evidences a contingent reimbursement obligation of the Company to Aether and a surety fee payable by the Company to Aether, in each case with respect to a letter of credit maintained by Aether for the Company’s benefit in connection with the Company’s acquisition of the Mobile Government Division of Aether on September 30, 2004. The Company’s obligations under the Aether Note remain secured by a security interest granted to Aether in all or substantially all of the Company’s assets subordinated to the security interest of Laurus pursuant to the 2004 and 2005 Senior Notes.  Should the Company default on the letter of credit, or sublease agreements, Aether may draw down on the escrow amounts it currently holds on behalf of the Company. The letter of credit expired on December 31, 2006 and has not been renewed by Aether.

Default on 2004 and 2005 Notes

With respect to the convertible notes issued in 2004 and 2005, the Company is required to make interest payments or issue registered shares in lieu of interest payments on a monthly basis.

During the year ended December 31, 2006, the Company failed to make such payments or issue such registered shares to the 2004 and 2005 subordinated debt holders. The failure to make the required monthly payments caused the subordinated debt to default, and in accordance with the provisions set forth in the subordinated convertible note agreements, the interest rate on the subordinated notes was increased by an additional 2.0% per annum.

In connection with the exchange of subordinated debt for Series C Convertible Preferred Stock pursuant to the 2006 Securities Exchange Agreement, as described above, the then current interest liability of the note holders was exchanged for Series C Convertible Preferred Stock.

During the year ended December 31, 2006, the Company made the required payments to the 2004 and 2005 senior debt holder, Laurus. However, due to the non-payment of subordinated interest described above, the Company incurred, in accordance with the cross-default provisions of the senior debt agreements, an additional 1.5% per month default interest penalty relating to the senior debt. Total accrued default interest payable as at December 31, 2006 was $622,764 as related to the 2004 and 2005 senior notes.

Effective December 29, 2006, the Company entered into an agreement with Laurus, to convert the default interest payable by the Company to Laurus of $622,764 into 1,000,000 shares of common stock. This agreement was made subject to the Company raising at least $2,000,000 in gross proceeds from the issuance of new equity securities before March 29, 2007. As the conversion agreement is contingent on a future event, the default interest remained as a liability as at December 31, 2006. See Note X.

Total accrued interest for all convertible debt as of December 31, 2006 amounted to $671,040.

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

The Company evaluates performance and allocates resources based on revenues and operating income (loss). Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment in addition to those allocated as a percentage based on the segments revenues. The segmentation of operating income (loss) as noted above and detailed below reflects how management now evaluates its business.  Assets for the company are commingled and are related to all operating segments. Management does not evaluate or identify the operating assets of the segments separately.

Geographically North American sales accounted for approximately 100% of the Company’s total sales for fiscal years 2006 and 2005.

Summarized financial information concerning our reportable segments is shown in the following table:

	For the Years Ended December 31,
	2006	2005
		As Restated
Revenue:
Law	$10,426,117	$10,524,938
Fire	3,906,454	3,221,086
Biometrics	861,054	480,071
Consolidated Revenue	15,193,625	14,226,095
Segment operating income
Law	(443,156)	(3,817,866)
Fire	(1,467,600)	(1,555,788)
Biometrics	(3,117,695)	(2,914,528)
Total Segment Operating Income (Loss)	(5,028,451)	(8,288,182)
Reconciliation to net loss
Interest expense	(5,730,712)	(4,521,344)
Interest income	—	35,958
Derivative and warrant fair value adjustments	7,542,666	9,154,951
Loss on extinguishment of debt	(7,815,717)	—
Other expense	(48,637)	(54,767)
Net loss	$(11,080,851)	$(3,673,384)

NOTE N—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company does not own any real estate but conducts operations from four leased premises. These non-cancelable operating leases expire at various dates through 2009. In addition to base rent, the Company pays for property taxes, maintenance, insurance and other occupancy expenses according to the terms of the individual leases. The Company also leases equipment, with a non-cancelable operating lease expiring in 2010.

In connection with the Company’s acquisition of AMG in 2004, the Company entered into a sub-lease with Aether, which requires monthly lease payments in excess of existing market rates. Rent expense is recorded at the market rate and charged on a straight-line basis through August 31, 2008, the termination date of the lease. The company has accrued a liability to reflect the net present value of the excess of cash payments over rent expense for the remaining term of the lease.

Minimum rental commitments of non-cancelable operating leases are approximately as follows:

Year s ending December 31,
2007	$1,285,970
2008	874,605
2009	36,089
2010	1,457

$2,198,121

Rental expense was approximately $853,000 and $753,000 during 2006 and 2005, respectively.

Employment Agreements

The Company has employment agreements with three employees. These agreements allow the continuation of the employee’s salary in the event of termination without cause. The agreements also acknowledge the employee’s eligibility to participate in the Company’s bonus and option plans, the terms of which have not yet been established. As of December 31, 2006, the aggregate commitment under these agreements was approximately $545,000.

Legal Proceeding

Prior to our acquisition of PSG in March 2004, PSG had been named as a defendant in a civil action initiated in the Superior Court Department in Hampden County, Commonwealth of Massachusetts by The Vince Group, Inc. (“TVG”). The case was then removed to the United States District Court for the District of Massachusetts at the request of the parties. The complaint claimed that PSG was obligated to pay a percentage of certain of its revenues to TVG in consideration for a strategic business introduction allegedly made by an agent of TVG. PSG denied the allegations and filed an answer in the litigation. On April 20, 2006, the action was reported settled to the Court, and on June 20, 2006 a Stipulation of Dismissal with Prejudice was filed.

Accrued Royalties

From time to time, the Company licenses or sells products which may include technology obtained from third parties under a royalty agreement. These agreements obligate the company to pay the third party a fixed fee, or in some instances, a percentage of the associated revenue. The fees are generally due and payable only when software has been installed and accepted by the customer. For the years ended December 31, 2006 and 2005, royalty expense was approximately $83,000 and $178,000, respectively.

NOTE O— EQUITY

1. Mezzanine Equity

Redeemable Preferred Stock

Series B Convertible Preferred Stock

The Company issued 1,000,000 shares of redeemable Series B Convertible Preferred Stock on February 23, 2006, upon the conversion of the 2006 Convertible Notes. Each share of Series B preferred stock has an Original Issue Price of $1.00 per share. The holder has the option to redeem the shares of Series B preferred stock at any time for a number of shares of the Company’s common stock equal to the Original Issue Price plus accumulated and unpaid dividends divided by the fixed conversion price of $0.50 per share of Common Stock. The conversion price is subject to adjustment if common stock is issued by the Company subsequent to the original issue date of the Series B preferred stock, except for other conversions, options, warrants, dividends paid in stock or pursuant to an acquisition by the Company, at a price less than the conversion price. Mandatory conversion of all Series B shares will be automatic if, for the 30 trading days prior to January 1, 2009, the average closing bid price for one share of common stock is at least $1.10. The shares shall be converted at the conversion price then in effect. If the average bid price for the 30 trading days prior to January 1, 2009 per common share is less than

$1.10 the Company shall mandatorily redeem all remaining outstanding Series B preferred stock by paying cash equal to $1.00 per share with all accrued and unpaid dividends.  The Company may, at its election, redeem any or all of the remaining outstanding Series B shares in cash at a conversion price equal to $1.20 per share, together with all accrued and unpaid dividends upon giving 30 day notice. Holders of the Series B preferred stock are entitled to cumulative, prior and in preference to holders of common stock dividends equal to 15% per annum of the Original Purchase Price still outstanding, payable quarterly commencing April 1, 2006. In any liquidation of the Company, each share of preferred stock is entitled to a liquidation preference in pari passu with the Series A and Series C Preferred stock before any distribution may be made on the Company’s common stock.

During the year ended December 31, 2006, $52,603 of dividends ($0.053 per share) were declared payable to the holders of Series B Convertible Preferred Stock, of which $28,932 was paid in cash during the period. As of December 31, 2006, 1,000,000 preferred stock shares are authorized, issued and outstanding, at a par value of $0.0001 and a liquidation preference of $1.00 with accumulated dividends in arrears of $77,397, which have been accreted to the principal balance of the Series B preferred stock.

The Preferred Stock contains features that are considered embedded derivative financial instruments:  Preferred Stock’s conversion option:  The Preferred Stock is convertible at the Holder’s option at any time at the fixed conversion price of $0.50 per share; Quarterly Dividends Conversion Option:  Holders have the option to convert the Stock’s quarterly dividend payment at a conversion price of the average 10 days closing price prior to the dividend record date.  These features have been bifurcated and recorded on the Company’s balance sheet as liabilities, at their fair value.

As of December 31, 2006, the derivatives were valued at $58,103.  Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 15%; annual volatility of 34%; and risk free annual interest rate of 4.8% as well as probability analysis related to trading volume restrictions.

An amount equal to the original value of the derivatives was recorded as a discount to the Preferred Stock.  The discount is being accreted to the principal balance of the Preferred Stock, using the effective interest method, over the expected term of the term of the Preferred Stock.  At December 31, 2006, the unamortized discount on the Preferred Stock was $252,959.

Series C Convertible Preferred Stock

The Company issued 592,032 shares of redeemable Series C Convertible Preferred Stock on August 10, 2006, upon the exchange of certain 2004 and 2005 Subordinated Notes. Each share of Series C preferred stock has an Original Issue Price of $10.00 per share. The holder has the option to redeem the shares of Series C preferred stock at any time for a number of shares of the Company’s common stock equal to the Original Issue Price plus accumulated and unpaid dividends divided by the fixed conversion price of $0.50 per share of Common Stock. The conversion price is subject to adjustment if common stock is issued by the Company subsequent to the original issue date of the Series C preferred stock, except for other conversions, options, warrants, dividends paid in stock or pursuant to an acquisition by the Company, at a price less than the conversion price. Mandatory conversion of all Series C shares will be automatic if, for the 30 trading days prior to January 1, 2009, the average closing bid price for one share of common stock is at least $1.20. The shares shall be converted at the conversion price then in effect. If the average bid price for the 30 trading days prior to January 1, 2009 per common share is less than $1.20 the Company shall mandatorily redeem all remaining outstanding Series C preferred stock by paying cash equal to $10.00 per share with all accrued and unpaid dividends.  The Company may, at its election, redeem any or all of the remaining outstanding Series C shares in cash at a conversion price equal to $12.00 per share, together with all accrued and unpaid dividends upon giving 30 day notice. Holders of the Series C preferred stock are entitled to cumulative, prior and in preference to holders of common stock dividends equal to 15% per annum of the Original Purchase Price still outstanding, payable quarterly commencing September 1, 2006. In any liquidation of the Company, each share of preferred stock is entitled to a liquidation preference in pari passu with the Series A and Series B Preferred stock before any distribution may be made on the Company’s common stock.

During the year ended December 31, 2006, $51,093 of dividends ($0.086 per share) were declared payable to the holders of Series C Convertible Preferred Stock, of which $26,936 was paid in cash during the period. As of December 31, 2006, 600,000 preferred stock shares are authorized, 592,032 of which are issued and outstanding, at a par value of $0.0001 and a liquidation preference of $10.00 with accumulated dividends in arrears of $305,277, which have been accreted to the principal balance of the Series C preferred stock.

The Preferred Stock contains features that are considered embedded derivative financial instruments:  Preferred Stock’s conversion option:  The Preferred Stock is convertible at the Holder’s option at any time at the fixed conversion price of $0.50 per share; Quarterly Dividends Conversion Option:  Holders have the option to convert the Stock’s quarterly dividend payment at a conversion price of the average 10 days closing price prior to the dividend record date.  These features have been bifurcated and recorded on the Company’s balance sheet as liabilities, at their fair value.

As of December 31, 2006 the derivatives were valued at $343,993.  Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 15%; annual volatility of 34%; and risk free annual interest rate of 4.8% as well as probability analysis related to trading volume restrictions.

An amount of $1,073,537 equal to the original value of the derivatives was recorded as discount to the Preferred Stock.  The discount is being accreted to the principal balance of the Preferred Stock, using the effective interest method, over the expected term of the term of the Preferred Stock.  At December 31, 2006, the unamortized discount on the Preferred Stock was $898,889.

Together with the above transaction, the terms of certain warrants held by the Company’s investment bankers and their associates were modified. The incremental value of the modification was calculated to be $110,453, and was allocated against the proceeds of the Series C Convertible Preferred Stock as a cost of financing, and will be accreted to the principal balance of the Preferred Stock, using the effective interest method, over the expected term of the term of the Preferred Stock.  At December 31, 2006, the net amount remaining to be accreted was $92,494.

2. Permanent Equity

Common Stock

The Company is authorized to issue 170,000,000 shares of common stock, $.0001 par value per share, of which 55,158,814 were outstanding as of December 31, 2006.

Holders of common stock have equal rights to receive dividends when, as and if declared by the Board of Directors, out of funds legally available therefor. Holders of common stock have one vote for each share held of record and do not have cumulative voting rights.

Holders of common stock are entitled, upon liquidation of the Company, to share ratably in the net assets available for distribution, subject to the rights, if any, of holders of any preferred stock then outstanding. Shares of common stock are not redeemable and have no preemptive or similar rights. All outstanding shares of common stock are fully paid and nonassessable.

Pursuant to the August 10, 2006 Securities Purchase Agreement with Trellus Partners, L.P, (“Trellus”) the Company  issued and sold 3,000,000 shares of its Common Stock to Trellus, at a purchase price of $0.50 per share, for an aggregate purchase price of $1,500,000. The proceeds from this transaction were used for general working capital purposes.

Pursuant to the August 10, 2006 Securities Purchase Agreement with Shaar, the Company issued and sold 1,000,000 shares of its Common Stock to Shaar, at a purchase price of $0.50 per share, for an aggregate purchase price of $500,000, which was paid by exchanging Shaar’s rights in an aggregate amount of $500,000 in accrued and unpaid dividends on the shares of Series A Convertible Preferred Stock then held by Shaar.

Series A Convertible Preferred Stock

Within the limits and restrictions provided in the Company’s Certificate of Incorporation, the Board of Directors has the authority, without further action by the shareholders, to issue up to 5,000,000 shares of preferred stock, $.0001 par value per share, in one or more series, and to fix, as to any such series, any dividend rate, redemption price, preference on liquidation or dissolution, sinking fund terms, conversion rights, voting rights, and any other preference or special rights and qualifications.

In March 2004, we designated 100,000 shares of preferred stock as Series C Convertible Preferred Stock. In connection with the Company’s reincorporation in Delaware on January 1, 2005, each share of Series C Convertible Preferred Stock was automatically converted into one share of Series A Convertible Preferred Stock (the “Series A Shares”), of which 30,557 were issued and outstanding December 31, 2006. The following describes the material provisions of the Series A Shares which are more fully set forth in the Certificate of Designation on file with the Delaware Secretary of State.

The Series A Shares accrue a cumulative annual dividend of 7% on the $100 face amount of such shares payable June 15 and December 15 each year in shares of common stock. In the event of a liquidation, dissolution or winding up of the Company, the Series A shares have a liquidation preference of $100 per share (plus all accrued and unpaid dividends thereon) prior to any payment or distribution to holders of our common stock. The Series A Shares are convertible into common stock at a conversion price of $0.50 per share. The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends or reclassifications. Subject to certain exceptions, in the event we issue additional shares of common stock at a purchase price less than the conversion price of the Series A Shares, the conversion price shall be lowered to such lesser price. In the event that the average closing bid price of our common stock is less than $1.00 per share for thirty (30) consecutive trading days at any time after March 3, 2008, we will be required to redeem the Series A Shares by payment of $100 per share plus all accrued and unpaid dividends due thereon. See Note X.

We are required to obtain the consent of the holders of a majority of the Series A Shares in order to, among other things, issue any shares of preferred stock that are equal to or have a preference over the Series A shares or issue any shares of preferred stock, rights, options, warrants, or any other securities convertible into common stock of the Company, other than those issued to employees of the Company in the ordinary course of their employment or to consultants or other persons providing services to the Company so long as such issuances do not exceed 500,000 shares of common stock. We are also required to obtain such consent in order to, among other things, complete a sale or other disposition of any material assets, complete an acquisition of a material amount of assets, engage in a merger, reorganization or consolidation, or incur or guaranty any indebtedness in excess of $50,000.

During the year ended December 31, 2006, $606,968 of dividends ($17.070 per share) was declared payable to the holders of Series A Convertible Preferred Stock. $500,000 of the amount payable to Shaar was used to pay the purchase price of the 1,000,000 shares of Common Stock, as mentioned above.

In addition, the holders of Series A Convertible Preferred Stock converted 14,000 shares and $294,425 in accrued and unpaid dividends into 2,801,343 shares of the Company’s common stock, during the year.

As of December 31, 2006, cumulative dividends in arrears related to the Series A preferred stock were approximately $27,083, which have been accreted to the principal balance of the Series A preferred stock.

3. Warrants

The Company has issued warrants to certain creditors, investors, investment bankers and consultants. A summary of warrant activity is as follows:

	Outstanding	Initial Price per share	Expiration date	Exercisable at December 31,

Balance, December 31, 2005	13,188,280			13,163,280

Issued in connection with purchase of convertible notes	500,000	$1.00	2011	500,000
Issued in connection with purchase of common stock	533,333	$0.75	2011	533,333
Exercised	(26,250)	$0.32	—	(26,250)
Expired or cancelled	(3,628,988)	$0.38 - $1.00	—	(3,628,988)
Vested during the year	—	$0.97	—	25,000

Balance, December 31, 2006	10,566,375			10,566,375

The estimated fair value of the warrants granted during 2006 and 2005 was $423,287 and $1,467,302, respectively. The fair value of warrants is estimated as of the grant date using the Black-Scholes pricing model utilizing the following assumptions: dividend yield of 0%; annual volatility of 72% to 99%; and risk free annual interest rate of 4.3% to 4.5% for 2006, and dividend yield of 0%; annual volatility of 121% to 123%%; and risk free annual interest rate of 3.7% to 4.0% for 2005, respectively.

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

Stock Option Activity

Information summarizing option activity is as follows:

	Number of Options
	1996 Plan	1999 Plan	2004 Plan	Non Plan	Total	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding, as of December 31, 2005	150,000	1,062,125	2,052,860	3,082,850	6,347,835	$0.92	4.52	$

Granted	—	135,000	1,197,669	1,050,000	2,382,669	0.67
Exercised	—	—	—	—	—	—
Expired or cancelled	(25,000)	(202,125)	(354,110)	(14,850)	(596,085)	0.79
Outstanding, as of December 31, 2006	125,000	995,000	2,896,419	4,118,000	8,134,419	0.85	4.64	24,000
Vested or expected to vest at December 31, 2006					7,401,830	0.87	4.49	24,000
Exercisable at December 31, 2006					5,373,743	0.90	3.92	24,000

The options outstanding and exercisable at December 31, 2006 were in the following exercise price ranges:

	Options Outstanding			Options Vested
Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)	Number exercisable	Weighted average exercise price	Weighted average remaining life (in years)
$0.19	60,000	$0.19	1.65	60,000	$0.19	1.65
.29-.40	912,000	0.33	2.98	815,000	0.33	2.55
.46-.69	2,712,000	0.58	4.60	1,506,663	0.54	3.32
.75-1.11	2,655,919	0.93	5.49	1,490,918	1.05	5.04
1.17-1.62	1,746,500	1.30	4.46	1,453,162	1.30	4.36
6.42	48,000	6.42	1.12	48,000	6.42	1.12
$0.19-6.42	8,134,419			5,373,743

The weighted average remaining contractual life of options exercisable at December 31, 2006 was 3.92 years.

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.33 as of December 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2006 was 640,000.

The weighted average fair value of options, as determined under SFAS No. 123R and SFAS 123, granted during the year ended December 31, 2006 and December 31, 2005 was $0.52 and $0.85 per share, respectively.

The total intrinsic value of options exercised during the year ended December 31, 2006 and December 31, 2005 was $0 and $136,688, respectively.

As of December 31, 2006 future compensation cost related to nonvested stock options is approximately $660,430 and will be recognized over an estimated weighted average period of approximately 3.0 years.

NOTE Q— EXTINGUISHMENT OF DEBT

To address certain liquidity issues, on January 23, 2006, the Company issued convertible debt, common stock and warrants in consideration for certain modifications of its outstanding 2004 and 2005 Senior Notes, as explained in Note L. In addition, the Company also entered into the 2006 Securities Purchase Agreement, with Shaar., Longview,  and Longview Special, also as explained in Note L.

Furthermore, on August 10, 2006, the Company exchanged convertible debt for preferred stock, and issued common stock and warrants in consideration for certain modifications of its outstanding 2004 and 2005 Senior Notes, also as explained in Note L.

In accordance with the Emerging Issues Task Force of the FASB No. 96-19, Debtor’s Accounting for Modification or Exchange of Debt Terms (“EITF 96-19”), the Company treated the above transactions as extinguishments of debt, and recorded a non-operating “loss on extinguishment of debt” of $2,322,016 for the January 2006 transaction and $5,493,701 for the August 2006 transaction.

NOTE R—INCOME TAXES

Deferred taxes are due to income tax credits and net operating loss carryforwards and to the temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes.

Significant components of deferred taxes are as follows at December 31:

2006

Current asset:
Accrued compensation	$254,000
Accounts receivable allowance	70,000
Non-current asset:
Basis differences in fixed assets	(60,000)
Basis differences in intangible assets	198,000
Accrued interest and other	396,000
Income tax credits	1,149,000
Net operating loss carryforwards	18,251,000
Valuation allowances	(20,258,000)
$—

As of December 31, 2006 the Company has federal and state net operating loss carryforwards of approximately $50,914,000 and $17,819,000, respectively, subject to expiration between 2011 and 2026.

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

	2006	2005
		As Restated
US Federal statutory income tax rate	34.0%	34.0%

Federal income tax provision (benefit) at statutory rate	$(3,767,000)	$(1,249,000)
Extinguishment of debt	2,658,000	—
Derivative and warrant valuation adjustments	(2,565,000)	(3,113,000)
Other	881,000	(1,273,000)
Change in valuation allowance	2,793,000	5,635,000

Provision (benefit) for income taxes	$—	$—
Effective rate on operations	0.0%	0.0%

NOTE S—FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company’s derivative financial instruments as at December 31, 2006 consisted of embedded derivatives related to the 2004 and 2005 Senior Notes and the Series B and Series C Convertible Preferred Stock. These embedded derivatives include certain conversion features and variable interest features. The Company also issued warrants to purchase shares of the Company’s Common stock as part of various debt financings. The accounting treatment of derivatives and the warrants requires that the Company record the derivatives and the warrants as a liability at their relative fair values as of the inception date of the agreement, and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives or the warrant is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives or warrant is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

As of December 31, 2006, the derivatives and warrants classified as liabilities were valued at $757,170 and $476,748 respectively. Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 0% or 15%; annual volatility of 34% to 72%; and risk free annual interest rate of 4.8% to 5.0% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using other binomial models and measuring the impact of the derivative on the expected interest payment amount over the life of the instrument. The Warrants issued with the 2004, 2005 and 2006 debt financings classified as liabilities were valued at $476,748 as of December 31, 2006, using the Black Scholes Option Pricing model with the following assumptions: dividend yield of 0%; annual volatility of 78% to 86% and risk-free interest rate of 4.7% to 4.8%.

NOTE T—SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Years ended December 31,
	2006	2005
		(As Restated)
Cash paid for:
Interest	1,369,723	1,267,713
Noncash Financing Activities:
Conversion of convertible notes and related obligations, net of discount, and accrued interest into common stock	894,123	890,003
Issuance of Series B redeemable preferred stock in exchange for debt, and related obligations	988,000	—
Issuance of Series C redeemable preferred stock in exchange for debt, and related obligations	5,920,320	—
Issuance of common stock in conjunction with financing	189,000	788,284
Modification of warrants in conjunction with financing	110,453	—
Issuance of common stock in exchange for Series A, and Series C preferred stock and cumulative dividends in arrears, thereon	2,193,665	121,819
Origination of warrants in conjunction with debt financing	308,376	1,467,303
Origination of warrants in conjunction with equity financing	103,229	—
Cashless exercise of options and warrants	—	164,075
Goodwill allocation adjustment	—	633,959
Origination of embedded derivatives and debt discounts with debt financing	679,624	2,722,023
Origination of embedded derivatives with preferred stock	1,434,004	—

NOTE U—PROFIT SHARING PLAN

The Company has established a savings plan under section 401(k) of the Internal Revenue Code. All employees of the Company, after completing one day of service are eligible to enroll in the 401(k) plan. Participating employees may elect to defer a portion of their salary on a pre-tax basis up to the limits as provided by the IRS Code. The Company is not required to match employee contributions but may do so at its discretion. The Company made no contributions during the two years ended December 31, 2006.

NOTE V—EARNINGS PER SHARE “EPS”

The Company’s basic EPS is calculated using net income (loss) and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes and preferred stock. For the year ended December 31, 2006, the diluted per share computation is not presented since this effect would be antidilutive.

The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows for the following fiscal years ended December 31:

	2006	2005
		As Restated

Numerator:
Net income (loss)	(11,080,851)	(3,673,384)

Convertible preferred stock dividends and accretion	(1,042,069)	(313,517)
Income (loss) available to common stockholders (basic EPS)	(12,122,920)	(3,986,901)

Adjustment for interest expense and debt conversion features	—	(2,036,945)
Loss as adjusted (diluted EPS)	(12,122,920)	(6,023,846)

Denominator:
Weighted-average shares used to compute basic EPS	50,232,961	44,787,807
Effect of dilutive securities:
Convertible notes	—	7,258,496
Weighted-average shares used to compute diluted EPS	50,232,961	52,046,303

Earnings per share
Basic	$(0.24)	$(0.09)
Diluted	$(0.24)	$(0.12)

The following table summarizes the potential weighted average shares of common stock that were excluded from the diluted per share calculation, because the effect of including these potential shares was anti-dilutive.

	Years ended December 31,
	2006	2005

Preferred Stock	11,971,430	5,971,755
Convertible Debt	12,228,852	—
Stock Options	443,784	1,456,349
Warrants	151,416	188,009

Potentially dilutive shares	24,795,482	7,616,113

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Years ended December 31,
	2006	2005

Stock options	6,506,419	4,024,544
Warrants	7,779,472	8,565,442

Total	14,285,891	12,589,986

NOTE W—RECLASSIFICATIONS

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation. These reclassifications had no effect on the previously reported net loss or stockholders’ equity (deficit).

NOTE X—EVENTS OCCURRING SUBSEQUENT TO DECEMBER 31, 2006

a) Laurus Amendment

Effective as of December 29, 2006, BIO-key entered into an amendment agreement (the “Amendment”) with Laurus with respect to the 2004 and 2005 Senior Notes (the “Notes”) issued by the Company to Laurus.  Under the Amendment, the Company and Laurus agreed to amend the Notes to provide that, as to the principal amount and all interest and fees thereon due and payable under the Notes for the month of January 2007 (collectively, the “January Payment”), a portion of such January Payment, consisting solely of principal amount thereof, will be paid in 568,182 shares of the Company’s common stock, $0.0001 par value per share (“Common Stock”), and the balance of such January Notes Payment, consisting of all remaining principal amount thereof and all interest and fees thereon in the aggregate amount of $152,311, will be paid in cash.

Subject to certain other terms and conditions under the Amendment, including the Company’s completion of its previously announced financing transaction, the Company and Laurus also agreed subject to the Company raising at least $2,000,000 in gross proceeds from the issuance of new equity securities before March 29, 2007, to amend each of the 2004 and 2005 Senior Notes so as to terminate all rights and obligations of either party to convert all or any portion of the remaining principal amount of the Notes, together with any interest and fees due thereon, into shares of Common Stock.  The total outstanding principal amount of the Notes as of December 31, 2006 was approximately $4,800,000, of which approximately $3,000,000 is currently scheduled to mature in full on January 1, 2008 and approximately $1,800,000 is currently scheduled to mature in full on December 1, 2008.

In addition, the Company agreed to issue 1,000,000 shares of Common Stock to Laurus pursuant to the Amendment in exchange for the full satisfaction of certain accrued interest obligations owed to Laurus under the Notes, as discussed in Note L, subject to the Company raising at least $2,000,000 in gross proceeds from the issuance of new equity securities before March 29, 2007.

As the Company did not raise the requisite proceeds by this date, the 2004 and 2005 Senior Noteholders did not terminate their conversion rights and obligations, and the accrued interest liability has not been exchanged for shares of the Company’s Common Stock.

b) ComnetiX Offer

On January 19, 2007, BIO-key commenced a formal tender offer to acquire all of the issued and outstanding common shares of ComnetiX, Inc. (“ComnetiX”) (TSX: CXI) for US $1.29 per share. ComnetiX is a leading provider of biometric identification and authentication technologies. In connection with the tender offer, BIO-key also intended to proceed with a financing with Northern Financial Corporation, a Canadian merchant bank and shareholder of ComnetiX, the proceeds of which would have been used for working capital purposes in the combined BIO-key and ComnetiX business.  The financing was expected to close during the first quarter of 2007.

On February 9, 2007, the Company announced that its formal take-over bid for all of the outstanding common shares of ComnetiX had been withdrawn in accordance with BIO-key’s right under its Offer to Purchase.  The Company, after considering its options, decided not to raise its original stock offer of US $1.29 per share for ComnetiX in response to ComnetiX shareholders approval of L-1 Identity Solutions, Inc.’s (“L-1”) revised cash bid of $1.17 pr share.

c) Unasserted Claims

On January 30, 2007, during the tender offer process discussed above, ComnetiX notified the Company that it may commence legal proceedings should BIO-key fail to immediately withdraw its tender offer and that ComnetiX holds BIO-key responsible for any and all costs and fees incurred by ComnetiX (including legal fees) and any and all damages suffered by

ComnetiX as a result of BIO-key’s breach of the May 2006 “standstill” agreement, which stated that BIO-key agreed in writing, among other things, not to acquire ComnetiX’s shares, or make an offer to acquire ComnetiX’s shares, for a period of one year .. ComnetiX also reserved the right to seek punitive and exemplary damages against BIO-key.

On February 2, 2007, the Company announced it had received a letter from L-1’s US counsel advising that it intended to hold BIO-key liable to L-1 on the grounds that BIO-key’s actions constituted a tortuous interference with L-1’s proposed transaction with ComnetiX.

Subsequent to the withdrawal of its takeover bid for ComnetiX, the Company received a waiver from ComnetiX and L-1 stating that neither company would be pursuing any actions or claims against the Company in relation to the Company’s tender offer for ComnetiX.

d) Redemption of Series A Convertible Preferred Stock

As at December 31, 2006, the Certificate of Designation of the Company’s Series A Convertible Preferred Stock contained a redemption clause which stated that if in the event the average closing bid price of our common stock is less than $1.00 per share for thirty (30) consecutive trading days at any time after March 3, 2007, we will be required to redeem the Series A Convertible Preferred Stock (“Series A Shares”) by payment of $100 per share plus all accrued and unpaid dividends due thereon.

On March 28, 2007, the Company entered into an agreement with the holders of the Series A Shares, such that they agreed to defer the date of any such mandatory redemption for one year.

NOTE Y—Results by Quarter (Unaudited)

The following table presents selected unaudited financial information for the eight quarters in the period ended December 31, 2006. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance.

The amounts presented for the four quarters in the period ended December 31, 2005, have been restated from those previously reported on Form 10-QSB for the applicable periods, in our 2005 annual report on Form 10-KSB, as amended.  The restatement adjustments are attributable to the same matters that are discussed in depth in Note B, Restatement of Previously Issued Financial Statements, and we refer you to that discussion.

					Year Ended
	Quarters Ended				December 31,
	March 31,	June 30,	September 30,	December 31,	2006

Revenue	$3,149,191	$3,832,771	$4,200,098	$4,011,565	$15,193,625
Gross profit	2,378,229	2,995,429	3,450,087	2,973,174	11,796,919
Net income / (loss)	(3,796,280)	(1,072,985)	(6,232,732)	21,146	(11,080,851)
Net income / (loss) per share - basic	$(0.08)	$(0.02)	$(0.13)	$(0.01)	$(0.24)
Net income / (loss) per share - diluted	$(0.08)	$(0.02)	$(0.13)	$(0.01)	$(0.24)

					Year Ended
	Quarters Ended				December 31,
	March 31,	June 30,	September 30,	December 31,	2005
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenue	$3,939,591	$3,685,552	$3,232,471	$3,368,481	$14,226,095
Gross profit	2,776,169	2,446,040	2,602,995	2,557,258	10,382,462
Net income / (loss)	602,504	(1,526,172)	(447,347)	(2,302,369)	(3,673,384)
Net income / (loss) per share - basic	$0.01	$(0.04)	$(0.01)	$(0.05)	$(0.09)
Net income / (loss) per share - diluted	$(0.03)	$(0.04)	$(0.02)	$(0.05)	$(0.12)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-KEY INTERNATIONAL, INC.

Date: March 29, 2007	By:	/s/ MICHAEL W. DEPASQUALE
Michael W. DePasquale
CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. DEPASQUALE	Chief Executive Officer and Director	March 29, 2007
Michael W. DePasquale

/s/ FRANCIS J. CUSICK	Chief Financial Officer, Principal Accounting Officer	March 29, 2007
Francis J. Cusick

/s/ THOMAS J. COLATOSTI	Chairman of the Board of Directors	March 29, 2007
Thomas J. Colatosti

/s/ JEFFREY J. MAY	Director	March 29, 2007
Jeffrey J. May

/s/ CHARLES P. ROMEO	Director	March 29, 2007
Charles P. Romeo

/s/ JOHN SCHOENHERR	Director	March 29, 2007
John Schoenherr

EXHIBIT INDEX

Exhibit No.	Description
2.1(1)	Agreement and Plan of Merger dated as of March 30, 2004 by and among BIO-key International, Inc., BIO-key Acquisition Corp., Public Safety Group, Inc. (“PSG”) and each of the shareholders of PSG
2.2(2)	Asset Purchase Agreement dated as of August 16, 2004 by and among BIO-key International, Inc., Aether Systems, Inc., Cerulean Technologies, Inc. and SunPro, Inc.
2.3(3)	Agreement and Plan of Merger dated as of December 30, 2004 by and among BIO-key International, Inc., a Delaware corporation, and BIO-key International, Inc., a Minnesota corporation
3.1(3)	Certificate of Incorporation of BIO-key International, Inc., a Delaware corporation
3.2(3)	Certificate of Designation of Series A 7% Convertible Preferred Stock of BIO-key International, Inc., a Delaware corporation
3.3(3)	By-Laws of BIO-key International, Inc., a Delaware corporation
3.4 (19)	Certificate of Amendment of Certificate of Incorporation of BIO-key International, Inc., a Delaware corporation
3.5 (16)	Certificate of Designation of the Series B Convertible Preferred Stock of the Company
3.6 (21)	Certificate of Designation of the Series C Convertible Preferred Stock of the Company
4.1(4)	Specimen certificates for shares of BIO-key International, Inc. common stock
10.1(4)	SAC Technologies, Inc. 1996 Stock Option Plan
10.2(5)	Amendment No. 1 to the SAC Technologies, Inc. 1996 Stock Option Plan
10.3(5)	SAC Technologies, Inc. 1999 Stock Option Plan
10.4(6)	Warrant issued to The Shaar Fund Ltd.
10.5(6)	Security Interest Provisions
10.6(6)	Employment Agreement by and between BIO-key International, Inc. and Mira LaCous dated November 20, 2001
10.7(6)	Option to Purchase 140,000 Shares of Common Stock issued to Mira LaCous
10.8(9)	Option to Purchase 150,000 Shares of Common Stock issued to Thomas J. Colatosti
10.9(9)	Non-Qualified Stock Option Agreement under the registrant’s 1999 Stock Incentive Plan to Purchase 200,000 Shares of Common Stock issued to Thomas J. Colatosti
10.10(9)	Employment Agreement by and between BIO-key International, Inc. and Michael W. DePasquale dated January 3, 2003
10.11(9)	Option to Purchase 580,000 Shares of Common Stock issued to Michael W. DePasquale
10.12(9)	Note Purchase Agreement dated January 27, 2003
10.13(9)	Secured Convertible Promissory due June 30, 2004
10.14(9)	Option to Purchase 200,000 Shares of Common Stock issued to Charles P. Romeo
10.15(7)	Amendment No. 1 to Note Purchase Agreement dated October 31, 2003 by and between BIO-key International, Inc. and The Shaar Fund Ltd.
10.16(7)	Securities Exchange Agreement dated March 3, 2004 by and between BIO-key International, Inc. and The Shaar Fund Ltd.
10.17(7)	Registration Rights Agreement dated March 3, 2004 by and between BIO-key International, Inc. and The Shaar Fund Ltd.
10.18(7)	Secured Convertible Promissory Note due October 31, 2005 in the principal amount of up to $2,125,000
10.19(7)	Secured Convertible Promissory Note due October 31, 2005 in the principal amount of up to $375,000
10.20(7)	Option to Purchase 500,000 Shares of Common Stock issued to Michael W. DePasquale
10.21(7)	Option to Purchase 150,000 Shares of Common Stock issued to Thomas J. Colatosti
10.22(7)	Option to Purchase 50,000 Shares of Common Stock issued to Thomas J. Colatosti
10.23(7)	Option to Purchase 50,000 Shares of Common Stock issued to Jeff May
10.24(7)	Option to Purchase 50,000 Shares of Common Stock issued to Charles Romeo
10.25(7)	Option to Purchase 300,000 Shares of Common Stock issued to Randy Fodero
10.26(10)	Amendment Agreement dated March 30, 2004 by and between BIO-key International, Inc. and The Shaar Fund Ltd.
10.27(11)	Securities Purchase Agreement dated as of March 31, 2004 (the “March Securities Purchase Agreement”) by and among BIO-key International, Inc. and each of the Purchasers named therein
10.28(11)	Form of Warrant issued by BIO-key International, Inc. pursuant to the March Securities Purchase Agreement
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

10.66(14)	Registration Rights Agreement, effective as of May 31, 2005, by and among the Company, The Shaar Fund, Ltd., Jesup & Lamont and the other purchasers that are a party thereto
10.67(22)	Escrow Agreement, dated as of May 31, 2005, by and among the Company, Jesup & Lamont Securities Corp.

and Thelen, Reid & Priest LLP.
10.68(15)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and Laurus Master Fund, Ltd.
10.69(15)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and The Shaar Fund, Ltd.
10.70(15)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and Longview Special Finance
10.71(15)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and Etienne Des Roys
10.72(15)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and Eric Haber
10.73(15)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and Investors Management Corporation
10.74(15)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and The Tocqueville Fund
10.75(15)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and The Tocqueville Amerique Value Fund
10.76(15)

Registration Rights Agreement, dated as of August 31, 2005, by and among the Company, Laurus Master Fund, Ltd., The Shaar Fund, Ltd., Longview Special Finance, Etienne Des Roys, Eric Haber, Investors Management Corporation, The Tocqueville Fund and The Tocqueville Amerique Value Fund.

10.77(16)	Amendment and Waiver, dated as of January 23, 2006, by and between the Company and Laurus Master Fund, Ltd.
10.78(16)	Registration Rights Agreement, dated as of January 23, 2006, by and between the Company and Laurus Master Fund, Ltd.
10.79(16)	Amendment and Waiver, dated as of January 23, 2006, by and among the Company and the holders of Subordinated Convertible Promissory Notes of the Company
10.80(16)	Securities Purchase Agreement, dated as of January 23, 2006, by and among the Company, The Shaar Fund Ltd., Longview Fund, L.P. and Longview Special Finance
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

10.83(16)	Registration Rights Agreement, dated as of January 23, 2006 by and among the Company, The Shaar Fund, Ltd., Longview Fund, L.P. and Longview Special Finance
10.84(16)	Amendment No. 1 to Subordinated Secured Promissory Note, dated as of January 23, 2006, by and between the Company and Aether Systems, Inc.
10.85(17)	Compensation Agreement by and between the Company and Thomas J. Colatosti dated February 7, 2006
10.86(18)	Employment Agreement by and between the Company and Michael DePasquale dated March 28, 2006
10.87(20)	Form of Option Agreement used to grant a total of 900,000 options to Purchase common stock to Francis J. Cusick, Michael W. DePasquale, Randy Fodero, and Kenneth S. Souza
10.88(21)	Amendment and Waiver, dated as of August 10, 2006, by and between the Company and Laurus Master Fund, Ltd.
10.89(21)	Registration Rights Agreement, dated as of August 10, 2006, by and between the Company and Laurus Master Fund, Ltd.
10.90(21)

Securities Exchange Agreement, dated as of August 10, 2006, by and among the Company, The Shaar Fund Ltd., Longview Fund, L.P., Longview Special Finance and certain other holders of the Company’s Subordinated Convertible Promissory Notes

10.91(21)

Registration Rights Agreement, dated as of August 10, 2006, by and among the Company, The Shaar Fund Ltd., Longview Fund, L.P., Longview Special Finance and certain other holders of the Company’s Subordinated Convertible Promissory Notes

10.92(21)	Securities Purchase Agreement, dated as of August 10, 2006, by and between the Company and Trellus Partners, L.P.
10.93(21)	Form of Common Stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated as of August 10, 2006, by and between the Company and Trellus Partners, L.P.
10.94(21)	Registration Rights Agreement, dated as of August 10, 2006, by and between the Company and Trellus Partners, L.P.
10.95(21)	Securities Purchase Agreement, dated as of August 10, 2006, by and between the Company and The Shaar Fund Ltd.

10.96(21)	Form of Common Stock Purchase Warrant to be issued pursuant to the Securities Purchase Agreement, dated as of August 10, 2006, by and between the Company and The Shaar Fund Ltd.
10.97(21)	Registration Rights Agreement, dated as of August 10, 2006, by and between the Company and The Shaar Fund Ltd.
10.98 (8)	Sublease Agreement, dated as of September 20, 2004, by and between the Company and Aether Systems, Inc.
10.99 (8)	Amendment and Waiver, dated as of December 29, 2006, by and between the Company and Laurus Master Fund, Ltd.
21.1(22)	List of subsidiaries of BIO-key International, Inc.
23.1(8)	Consent of Carlin, Charron & Rosen, LLP.
23.2(8)	Consent of DS&B, Ltd.
31.1(8)	Certificate of CEO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2(8)	Certificate of CFO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1(8)	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350, as amended
32.2(8)	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350, as amended

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

(21)         Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2006 and incorporated herein by reference.

(22)         Previously filed