Form 10QSB
period 2007-03-31
BIO KEY INTERNATIONAL INC
filed 2007-05-15
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes  ☐  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: There were 57,483,000 issued and outstanding shares of the registrant’s common stock, par value $.0001 per share, as of May 1, 2007.

Transitional Small Business Disclosure Format (check one):  Yes  ☐  No  ☒

BIO-KEY INTERNATIONAL, INC.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

March 31,
2007
ASSETS:
Cash and cash equivalents	$825,791
Receivables
Billed, less allowance for doubtful receivables of $177,750	2,050,627
Unbilled	5,236
Costs and earnings in excess of billings on uncompleted contracts	1,215,045
Inventory	30,262
Prepaid expenses	121,496
Total current assets	4,248,457
Equipment and leasehold improvements, net	373,773
Deposits	757,017
Intangible assets—less accumulated amortization	2,304,863
Deferred financing costs, net	114,935
Goodwill	11,389,654
Total non-current assets	14,940,242
TOTAL ASSETS	$19,188,699
LIABILITIES:
Current maturities of long-term obligations and related obligations, net of discount	$2,975,361
Accounts payable	1,673,863
Billings in excess of costs and earnings on uncompleted contracts	78,343
Accrued liabilities	4,534,657
Deferred rent	515,009
Deferred revenue	4,995,990
Total current liabilities	14,773,223
Warrants and long-term obligations	1,091,098
Redeemable preferred stock derivatives	80,574
Deferred rent	233,412
Deferred revenue	82,755
Total non-current liabilities	1,487,839
TOTAL LIABILITIES	16,261,062

Commitments and contingencies

Series B redeemable convertible preferred stock: authorized, 1,000,000 shares (liquidation preference of $1 per share); issued and outstanding 1,000,000 shares of $.0001par value respectively, net	816,161
Series C redeemable convertible preferred stock: authorized, 600,000 shares (liquidation preference of $10 per share); issued and outstanding 592,032 shares of $.0001 par value respectively, net	5,129,332
5,945,493
STOCKHOLDERS’ EQUITY/(DEFICIT):
Preferred stock — authorized, 5,000,000 shares (liquidation preference of $100 per share) Series A 7% Convertible; issued and outstanding 30,557 shares of $.0001 par value	3
Common stock — authorized, 170,000,000 shares; issued and outstanding; 57,335,363 shares of $.0001 par value	5,734
Additional paid-in capital	51,731,578
Accumulated deficit	(54,755,171)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	(3,017,856)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$19,188,699

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2007	2006
		(As restated)
Revenues
Services	$2,595,433	$2,246,911
License fees and other	1,277,063	902,280
	3,872,496	3,149,191
Costs and other expenses
Cost of services	624,306	673,503
Cost of license fees and other	71,794	81,484
	696,100	754,987
Gross Profit	3,176,396	2,394,204

Operating Expenses
Selling, general and administrative	2,686,013	2,576,821
Research, development and engineering	1,687,706	1,654,638
	4,373,719	4,231,459
Operating loss	(1,197,323)	(1,837,255)
Other income (deductions)
Derivative and warrant fair value adjustments	829,369	2,444,693
Interest income	—	—
Interest expense	(538,517)	(2,066,525)
Loss on extinguishment of debt	—	(2,322,018)
Other	(5,902)	(15,176)
	284,950	(1,959,026)
NET LOSS	$(912,373)	$(3,796,281)

Basic and Diluted Loss to Common Shareholders:
Net loss	$(912,373)	$(3,796,281)
Convertible preferred stock dividends and accretion	(471,390)	(113,226)
Net loss attributable to common shareholders	$(1,383,763)	$(3,909,507)

Net Loss Per Share:
Basic	$(0.02)	$(0.08)
Diluted	$(0.02)	$(0.08)

Weighted Average Shares Outstanding:
Basic	56,634,523	47,026,773
Diluted	56,634,523	47,026,773

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
		(As restated)
CASH FLOW FROM OPERATING ACTIVITIES:

Net Loss	$(912,373)	$(3,796,281)
Adjustments to reconcile net loss to cash used in operating activities:
Derivative and warrant fair value adjustments	(829,369)	(2,444,693)
Loss on extinguishment of debt	—	2,322,018
Depreciation	71,683	65,044
Amortization
Intangible assets	215,880	215,880
Deferred financing costs	56,871	91,211
Discounts on convertible debt related to warrants and beneficial conversion features	229,853	895,474
Allowance for doubtful receivables	—	19,998
Deferred rent	(119,429)	(105,986)
Fair market value adjustment on equity issuance	91,182	—
Share-based compensation	239,143	120,567
Change in assets and liabilities:
Accounts receivable trade	1,100,057	(1,504,834)
Costs and earnings in excess of billings on uncompleted contracts	—	1,255,102
Inventory	(13,140)	(1,734)
Prepaid expenses and other	26,506	(2,705)
Accounts payable	458,434	318,003
Billings in excess of costs and earnings on uncompleted contracts	—	10,169
Accrued liabilities	(107,825)	371,553
Deferred revenue	37,300	1,045,733
Net cash provided (used) in operating activities	544,773	(1,125,481)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,730)	(13,720)
Deposits	43,336	465,657
Patent costs	(9,997)	(9,983)
Net cash provided by investing activities	16,609	441,954
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of long-term obligations	—	988,000
Repayment of long term obligations	(362,758)	(79,859)
Financing costs	—	(52,800)
Net cash (used) provided by financing activities	(362,758)	855,341
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	198,624	171,814
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	627,167	1,422,827
CASH AND CASH EQUIVALENTS, END OF PERIOD	$825,791	$1,594,641

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2007	2006
		(As restated)
Cash paid for:
Interest	129,651	441,926

Noncash Investing and Financing Activities:
Conversion of convertible notes and related obligations, net of discount, and accrued interest into common stock	150,000	129,106
Issuance of Series B redeemable preferred stock in exchange for debt and related obligations	—	988,000
Issuance of common stock in conjunction with refinancing	—	127,500
Issuance of common stock through conversion of dividends outstanding on Series B and C preferred stock	575,466	—
Issuance of common stock in exchange for Series A preferred stock and cumulative dividends in arrears, thereon	—	125,476
Origination of warrants in conjunction with debt financing	—	308,376
Origination of embedded derivatives in conjunction with debt financing	—	679,624
Origination of embedded derivatives with preferred stock	—	360,467

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 (Unaudited)

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the financial position and the results of its operations and cash flows for the periods presented. It is suggested that these unaudited interim consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 (the “Form 10-KSB”).

Recently Issued Accounting Pronouncements

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

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 “Accounting for the Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained based on the technical merits of the position. As disclosed in the Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, the Company has a valuation allowance against the full amount of its net deferred taxes. The Company currently provides a valuation allowance against deferred taxes when it is more than likely than not that some portion, or all of its deferred tax assets will not be realized. As a result of the implementation of FIN No. 48, the Company reduced its deferred tax assets and the associated valuation allowance for gross unrecognized tax affected benefits by approximately $3,765,000. There was no adjustment to accumulated deficit as a result of these unrecognized tax benefits since there was a full valuation allowance against the related deferred tax assets. If these unrecognized tax benefits are ultimately recognized, they would have no impact on the effective tax rate due to the existence of the valuation allowance. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes. The periods from 2000-2006 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax risk beyond the preceding discussion. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN No. 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting shareholders’ equity/(deficit) that, under generally accepted accounting principles, are excluded from net loss in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” The Company, however, does not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the three months ended March 31, 2007 and 2006, comprehensive loss is equivalent to the Company’s reported net loss. Accordingly, a separate statement of comprehensive loss is not presented.

Reclassifications

Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation. These reclassifications had no effect on the previously reported net loss or stockholders’ equity (deficit).

2.             LIQUIDITY AND CAPITAL RESOURCE MATTERS

Broad commercial acceptance of the Company’s technology is critical to the Company’s success and ability to generate revenues. The Company has only recently begun to generate significant revenues, has suffered recurring losses from operations and has a working capital deficit.

The Company is still in need of additional capital however, and is currently considering various alternatives related to raising additional capital including new funding from other sources.  No assurance can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained to meet its needs, or that such financing would not be dilutive to existing shareholders.

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

3.             SHARE BASED COMPENSATION

As of January 1, 2006, the Company adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.

The majority of our share-based compensation arrangements vest over either a three or four year vesting schedule. The Company expenses its share-based compensation under the ratable method, which treats each vesting tranche as if it were an individual grant. The fair value of stock options is determined using the Black-Scholes valuation model, and requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected option term”), the estimated volatility of our common stock price over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized as an expense in the consolidated statements of operations. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the service period, net of estimated forfeitures (the number of individuals that will ultimately not complete their vesting requirements). The estimation of stock awards that will ultimately vest requires significant judgment. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

The compensation expense recognized under SFAS 123R increased the Company’s net loss by $239,143, with no effect per share (basic and diluted), for the quarter ended March 31, 2007. There was no impact on cash flows from operating, investing, or financing activities. As the Company uses the full valuation allowance with respect to deferred taxes, SFAS 123R had no impact on deferred taxes.

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,	Three Months Ended March 31,
	2007	2006

Cost of services	$8,252	$11,092
Selling, general and administrative	168,266	84,826
Research, development and engineering	62,625	24,649
	$239,143	$120,567

Valuation Assumptions for Stock Options

For the three months ended March 31, 2007, 89,000 stock options were granted. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2007	2006
Risk free interest rate	4.57%	4.53-4.73%
Expected term of options (in years)	4.5	4.0-7.0
Expected dividends	0%	0%
Volatility of stock price	114%	127%

The stock volatility for each grant is determined based on the review of the experience of the weighted average of historical daily price changes of the Company’s common stock over the expected option term. The expected term was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

EQUITY COMPENSATION PLAN INFORMATION

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

Stock Option Activity

The following table summarizes stock option activity for the Three Months ended March 31, 2007:

	Number of Options					Weighted average exercise	Weighted average remaining contractual term	Aggregate intrinsic
	1996 Plan	1999 Plan	2004 Plan	Non Plan	Total	price	(in years)	value
Outstanding, as of December 31, 2006	125,000	995,000	2,896,419	4,118,000	8,134,419	$0.85	4.64	$

Granted	—	—	89,000	—	89,000	0.33
Exercised	—	—	—	—	—	—
Expired or cancelled	(5,000)	—	(132,334)	—	(137,334)	0.76
Outstanding, as of March 31, 2007	120,000	995,000	2,853,085	4,118,000	8,086,085	0.85	4.40	3,000
Vested or expected to vest at March 31, 2007					7,500,437	0.86	4.27	3,000
Exercisable at March 31, 2007					6,167,703	0.89	3.95	3,000

The options outstanding and exercisable at March 31, 2007 were in the following exercise price ranges:

	Options Outstanding			Options Vested
Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)	Number exercisable	Weighted average exercise price	Weighted average remaining life (in years)
$0.19	60,000	$0.19	1.40	60,000	$0.19	1.40
.29-.40	984,000	0.33	3.03	815,000	0.33	2.30
.46-.69	2,650,666	0.58	4.31	1,707,955	0.55	3.40
.75-1.11	2,596,919	0.93	5.26	1,956,918	0.97	5.11
1.17-1.62	1,746,500	1.30	4.21	1,579,830	1.30	4.14
6.42	48,000	6.42	0.87	48,000	6.42	0.87
$0.19-6.42	8,086,085			6,167,703

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.24 as of March 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2007 was 60,000.

The weighted average fair value of options, as determined under SFAS No. 123R, granted during the three months ended March 31, 2007 and March 31, 2006 was $0.29 and $0.56 per share, respectively.

The total intrinsic value of options exercised during the three-month period ended March 31, 2007 and March 31, 2006 was $0 and $0, respectively.

As of March 31, 2007 future compensation cost related to nonvested stock options is approximately $619,845 and will be recognized over an estimated weighted average period of approximately 3.0 years.

4.             EARNINGS PER SHARE COMMON STOCK (“EPS”)

The Company’s basic EPS is calculated using net income (loss) and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes and preferred stock. For the three months ended March 31, 2007, diluted per share computations are not presented since this effect would be antidilutive.

The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows for both of the following three month periods ended March 31:

	Three Months ended March 31,
	2007	2006
		(As restated)
Numerator:

Net income (loss)	$(912,373)	$(3,796,281)

Convertible preferred stock dividends and accretion	(471,390)	(113,226)
Income (loss) available to common stockholders (basic EPS)	(1,383,763)	(3,909,507)

Adjustment for interest expense and debt conversion features	—	—
Loss as adjusted (diluted EPS)	$(1,383,763)	$(3,909,507)

Denominator:
Weighted-average shares used to compute basic EPS	56,634,523	47,026,773
Effect of dilutive securities:
Convertible notes	—	—
Weighted-average shares used to compute diluted EPS	56,634,523	47,026,773

Earnings (loss) per share
Basic	$(0.02)	$(0.08)
Diluted	$(0.02)	$(0.08)

The following table summarizes the potential weighted average shares of common stock that were excluded from the diluted per share calculation, because the effect of including these potential shares was antidilutive.

	Three Months Ended March 31,
	2007	2006

Preferred Stock	19,952,040	5,703,302
Convertible Debt	8,819,771	12,844,568
Stock Options	20,000	841,487
Warrants	—	25,707

Potentially dilutive securities	28,791,811	19,415,064

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months Ended March 31,
	2007	2006
		(As restated)

Stock options	8,026,085	4,864,741
Warrants	10,566,375	9,982,252

Total	18,592,460	14,846,993

5.             EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements at March 31, 2007 consisted of the following:

March 31,
2007

Equipment	$581,327
Furniture and fixtures	187,984
Software	118,007
Leasehold improvements	198,889
1,086,207

Less accumulated depreciation and amortization	(712,434)

Total	$373,773

6.             GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill resulted from the acquisition of Public Safety Group, Inc. and certain assets and assumed liabilities of the Mobile Government Division of Aether Systems, Inc. in 2004. As provided by SFAS No. 142, the Company has elected to perform the annual assessment of the carrying value of all goodwill as of September 30 of each year using a number of criteria, including the value of the overall enterprise. As of March 31, 2007, the Company believes no material impairment exists. Future impairment charges from existing operations or other acquisitions, if any, will be reflected as an operating expense in the statement of operations. As of March 31, 2007 goodwill totaled $11,389,654.

Other intangible assets as of March 31, 2007 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Copyrighted software	$1,181,429	$(708,857)	$472,572
Customer relationships	1,009,000	(504,500)	504,500
Trademarks	807,872	(441,918)	365,954
Developed technology	710,000	(355,000)	355,000
Marketing agreements	605,340	(363,204)	242,136
Patents and patents pending	366,219	(1,518)	364,701

Total	$4,679,860	$(2,374,997)	$2,304,863

Aggregate amortization expense for the three months ended March 31, 2007 and 2006, was $215,880.

7.             Deferred financing costs

Deferred financing costs are amortized based upon the lives of the respective debt obligations.  The gross carrying amount of deferred financing costs at March 31, 2007 was $295,504, and accumulated amortization was $180,569.  Amortization of deferred financing costs is included in interest expense, and was $56,871 and $91,211 for the three months ended March 31, 2007 and 2006 respectively.

8.             CONVERTIBLE DEBT FINANCING

Long-term obligations consisted of the following as of:

March 31,
2007
2004
Convertible term notes	$2,632,533
Discount	(246,138)
FMV of embedded derivatives	30,528
FMV of warrants	57,020
2005
Convertible term notes	1,666,667
Discount	(310,580)
FMV of embedded derivatives	71,983
FMV of warrants	109,432
2006
FMV of warrants	55,014
4,066,459

Less current portion	2,975,361

Total	$1,091,098

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

2004 and 2005 Senior Notes Amendment and Waivers

Effective as of April 18, 2007, the Company entered into an Amendment and Waiver (the “April 2007 Senior Notes Amendment and Waiver”) with Laurus in connection with the 2004 and 2005 Senior Notes then held by Laurus. Under the April 2007 Senior Notes Amendment and Waiver, the 2004 and 2005 Senior Notes issued by the Company to Laurus were amended as follows: (i) the principal amount due and payable under the 2004 and 2005 Senior Notes for the months of March, April and May 2007 is deferred until the earlier of the “Transaction Closing Date” or the final maturity dates of the 2004 and 2005 Senior Notes, which are January 1, 2008 and December 1, 2008, respectively. Refer to Note 14.

2004 and 2005 Senior Note Derivatives

The 2004 and 2005 Senior Notes (the “Notes”) contain features that are considered embedded derivative financial instruments: Principal’s conversion option: The Notes are convertible at the Holder’s option at any time at the fixed conversion price of $0.50 per share; Monthly Payments Conversion Option: Holders have the option to convert the Notes’ monthly payment at a $0.50 per share conversion price if the common stock price is higher than 110% of the conversion price ($0.55), as long as the amount converted is not higher than 25% of trading volume for the last 22 trading days. If the Notes’ monthly payments are not converted, the payments will be paid in cash at 102% of such amount; Interest Rate Adjustment provision: For every 25% increase in common stock value above $0.50 per share, the interest will be reduced by 2%. The interest rate may never be reduced below 0%; Default provision: In the event of default under the terms set forth above, the Senior Lenders will be entitled to specified remedies, including remedies under the Uniform Commercial Code. These features have been bifurcated and recorded on the Company’s balance sheet at their fair value.

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

As of March 31, 2007, the derivatives were valued at $102,511. Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 61% to 73%; and risk free annual interest rate of 4.7% to 5.0% as well as probability analysis related to trading volume restrictions. The remaining derivatives were valued using other binomial models and measuring the impact of the derivative on the expected interest payment amount over the life of the Note. The Warrants issued with the 2004 and 2005 debt financings classified as liabilities were valued at $166,452 as of March 31, 2007, using the Black Scholes Option Pricing model with the following assumptions: dividend yield of 0%; annual volatility of 69% to 79% and risk-free interest rate of 4.6%.

The initial relative fair values of both the derivatives and the warrants were recorded as discounts to the Notes and are being amortized to interest expense over the expected term of the debt, using the effective interest method. At March 31, 2007, the unamortized discount on the Notes was $556,718.

Default on 2004 and 2005 Notes

With respect to the convertible notes issued in 2004 and 2005, the Company is required to make interest payments or issue registered shares in lieu of interest payments on a monthly basis.

During the period ended March 31, 2007, the Company made the required payments to the 2004 and 2005 senior debt holder, Laurus, for all months except for March 2007. However, as Laurus had agreed to defer the March 2007 principal payment on the 2004 and 2005 Notes, it was not regarded by the Company or Laurus as a default. Refer to Note 14 for information on the full Amendment and Waiver agreement.

Due to the previous defaults on Senior and Subordinated Notes held by the Company, obligations totaling $622,764 were accrued in prior periods, the balance of which was unchanged as at March 31, 2007. Effective December 29, 2006, the Company entered into an agreement with Laurus, to convert the default interest payable by the Company to Laurus of $622,764 into 1,000,000 shares of common stock. This agreement was made subject to the Company raising at least $2,000,000 in gross proceeds from the issuance of new equity securities before March 29, 2007. As the Company did not raise at least $2,000,000 in gross proceeds from the issuance of new equity securities before March 29, 2007, the default interest remained as a liability as March 31, 2007.

Effective April 18, 2007, the Company entered into an agreement with Laurus, to convert the default interest payable by the Company to Laurus of $622,764 into 850,000 shares of restricted common stock. This agreement was made on the assumption the Company will consummate a business transaction on or before May 18, 2007, or such later date as the parties may agree, which will raise sufficient proceeds to repay all of the Company’s obligations under the 2004 and 2005 Notes. Refer to Note 14.

Total accrued interest for all convertible debt as for March 31, 2007 amounted to $661,590.

9.             ACCRUED LIABILITIES

Accrued liabilities at March 31, 2007 consisted of the following:

March 31,
2007

Contract costs not yet invoiced by vendors	$2,132,807
Compensation	663,026
Royalties	255,331
Interest	1,012,530
Other	470,963

Total	$4,534,657

10.           REDEEMABLE PREFERRED STOCK

Series B Convertible Preferred Stock

The Company issued 1,000,000 shares of redeemable Series B Convertible Preferred Stock on February 23, 2006, upon the conversion of certain convertible term notes. Each share of Series B preferred stock has an Original Issue Price of $1.00 per share. The holder has the option to redeem the shares of Series B preferred stock at any time for a number of shares of the Company’s common stock equal to the Original Issue Price plus accumulated and unpaid dividends divided by the fixed conversion price of $0.50 per share of Common Stock. The conversion price is subject to adjustment if common stock is issued by the Company subsequent to the original issue date of the Series B preferred stock, except for other conversions, options, warrants, dividends paid in stock or pursuant to an acquisition by the Company, at a price less than the conversion price. Mandatory conversion of all Series B shares will be automatic if, for the 30 trading days prior to January 1, 2009, the average closing bid price for one share of common stock is at least $1.10. The shares shall be converted at the conversion price then in effect. If the average bid price for the 30 trading days prior to January 1, 2009 per common share is less than $1.10 the Company shall mandatorily redeem all remaining outstanding Series B preferred stock by paying cash equal to $1.00 per share with all accrued and unpaid dividends.  The Company may, at its election, redeem any or all of the remaining outstanding Series B shares in cash at a conversion price equal to $1.20 per share, together with all accrued and unpaid dividends upon giving 30 day notice. Holders of the Series B preferred stock are entitled to cumulative, prior and in preference to holders of common stock dividends equal to 15% per annum of the Original Purchase Price still outstanding, payable quarterly commencing April 1, 2006. In any liquidation of the Company, each share of preferred stock is entitled to a liquidation preference on a pari passu basis with the Series A and Series C Preferred stock before any distribution may be made on the Company’s common stock.

As of March 31, 2007, 1,000,000 preferred stock shares were authorized, issued and outstanding, at a par value of $0.0001 and a liquidation preference of $1.00 with accumulated dividends in arrears of $37,500, which have been accreted to the principal balance of the Series B preferred stock.

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

As of March 31, 2007 the derivatives were valued at $11,734.  Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 15%; annual volatility of 35%; and risk free annual interest rate of 4.58% as well as probability analysis related to trading volume restrictions.

An amount equal to the original value of the derivatives was recorded as a discount to the Preferred Stock.  The discount is being accreted to the principal balance of the Preferred Stock, using the effective interest method, over the expected term of the Preferred Stock.  At March 31, 2007, the unamortized discount on the Preferred Stock was $221,339.

Series C Convertible Preferred Stock

The Company issued 592,032 shares of redeemable Series C Convertible Preferred Stock on August 10, 2006, upon the exchange of certain convertible term notes. Each share of Series C preferred stock has an Original Issue Price of $10.00 per share. The holder has the option to redeem the shares of Series C preferred stock at any time for a number of shares of the Company’s common stock equal to the Original Issue Price plus accumulated and unpaid dividends divided by the fixed conversion price of $0.50 per share of Common Stock. The conversion price is subject to adjustment if common stock is issued by the Company subsequent to the original issue date of the Series C preferred stock, except for other conversions, options, warrants, dividends paid in stock or pursuant to an acquisition by the Company, at a price less than the conversion price. Mandatory conversion of all Series C shares will be automatic if, for the 30 trading days prior to January 1, 2009, the average closing bid price for one share of common stock is at least $1.20. The shares shall be converted at the conversion price then in effect. If the average bid price for the 30 trading days prior to January 1, 2009 per common share is less than $1.20 the Company shall mandatorily redeem all remaining outstanding Series C preferred stock by paying cash equal to $10.00 per share with all accrued and unpaid dividends.  The Company may, at its election, redeem any or all of the remaining outstanding Series C shares in cash at a conversion price equal to $12.00 per share, together with all accrued and unpaid dividends upon giving 30 day notice. Holders of the Series C preferred stock are entitled to cumulative, prior and in preference to holders of common stock dividends equal to 15% per annum of the Original Purchase Price still outstanding, payable quarterly commencing September 1, 2006. In any liquidation of the Company, each share of preferred stock is entitled to a liquidation preference on a pari passu basis with the Series A and Series B Preferred stock before any distribution may be made on the Company’s common stock.

As of March 31, 2007, 600,000 preferred stock shares were authorized, 592,032 of which were issued and outstanding, at a par value of $0.0001 and a liquidation preference of $10.00 with accumulated dividends in arrears of $76,473, which have been accreted to the principal balance of the Series C preferred stock.

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

As of March 31, 2007 the derivatives were valued at $68,840.  Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 15%; annual volatility of 35%; and risk free annual interest rate of 4.58% as well as probability analysis related to trading volume restrictions.

An amount equal to the original value of the derivatives was recorded as a discount to the Preferred Stock.   The discount is being accreted to the principal balance of the Preferred Stock, using the effective interest method, over the expected term of the term of the Preferred Stock.  At March 31, 2007, the unamortized discount on the Preferred Stock was $786,528.

Together with the above transaction, the terms of certain warrants held by the Company’s investment bankers and their associates were modified. The incremental value of the modification was calculated to be $110,453, and was allocated against the proceeds of the Series C Convertible Preferred Stock as a cost of financing, and is being accreted to the principal balance of the Preferred Stock, using the effective interest method, over the expected term of the Preferred Stock.  At March 31, 2007, the net amount remaining to be accreted was $80,932.

11.           STOCKHOLDERS EQUITY

Common Stock

The Company is authorized to issue 170,000,000 shares of common stock, $0.0001 par value per share, of which 57,335,363 were outstanding as of March 31, 2007.

Holders of common stock have equal rights to receive dividends when, as and if declared by the Board of Directors, out of funds legally available therefore. Holders of common stock have one vote for each share held of record and do not have cumulative voting rights.

Holders of common stock are entitled, upon liquidation of the Company, to share ratably in the net assets available for distribution, subject to the rights, if any, of holders of any preferred stock then outstanding. Shares of common stock are not redeemable and have no preemptive or similar rights. All outstanding shares of common stock are fully paid and nonassessable.

During the three months ended March 31, 2007, pursuant to an Amendment and Waiver with Laurus consummated on December 29, 2006, Laurus converted $150,000 in principal on its convertible term notes into 568,182 shares of the Company’s common stock. The Company recorded a non-cash interest expense of approximately $91,000, which represented the value of additional common shares issued to Laurus as consideration for exchanging convertible debt for equity instead of paying the outstanding principal payment in cash.

During the three months ended March 31, 2007, the holders of Series B and Series C Preferred Stock converted accumulated dividends of $575,466 into 1,608,367 shares of the Company’s common stock.

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

In March 2004, we designated 100,000 shares of preferred stock as Series C Convertible Preferred Stock. In connection with the Company’s reincorporation in Delaware on January 1, 2005, each share of Series C Convertible Preferred Stock was automatically converted into one share of Series A Convertible Preferred

Stock (the “Series A Shares”), of which 30,557 were issued and outstanding March 31, 2007. The following describes the material provisions of the Series A Shares which are more fully set forth in the Certificate of Designation on file with the Delaware Secretary of State.

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

As of March 31, 2007, cumulative dividends in arrears related to the Series A preferred stock were approximately $80,558, which have been accreted to the principal balance of the Series A preferred stock.

Warrants

The following table summarizes the warrant activity for the three month period ending March 31, 2007:

Balance, December 31, 2006	10,566,375

Granted	—
Exchanged	—
Exercised	—
Expired or cancelled	—

Balance, March 31, 2007	10,566,375

12.           SEGMENT INFORMATION

The Company’s consolidated operations are divided into three segments: Law, Fire and Biometric. The Company evaluates performance and allocates resources based on revenues and operating income (loss). Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment in addition to those allocated as a percentage based on the segments budgeted revenues. The segmentation of operating income (loss) as noted above and detailed below reflects how management now evaluates its business.  Assets for the company are commingled and are related to all operating segments. Management does not evaluate or identify the operating assets of the segments separately.

Geographically North American sales accounted for approximately 100% of the Company’s total sales for the three month periods ended March 31, 2007 and 2006.

Summarized financial information concerning our reportable segments is shown in the following table:

	Three Months Ended March 31,
	2007	2006
		(As Restated)
Revenue:
Law	$2,597,672	$2,024,625
Fire	1,157,256	705,132
Biometrics	117,568	419,434
Consolidated Revenue	$3,872,496	$3,149,191
Segment operating profit/(loss)
Law	(110,214)	(730,314)
Fire	(337,604)	(584,404)
Biometrics	(749,505)	(522,537)
Total Segment Operating Loss	(1,197,323)	(1,837,255)
Reconciliation to net loss
Interest expense	(538,517)	(2,066,525)
Interest income	—	—
Loss on extinguishment of debt	—	(2,322,018)
Derivative and warrant fair value adjustments	829,369	2,444,693
Other expense	(5,902)	(15,176)
Net loss	$(912,373)	$(3,796,281)

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

In accordance with the Emerging Issues Task Force of the FASB No. 96-19, Debtor’s Accounting for Modification or Exchange of Debt Terms (“EITF 96-19”), the Company treated the above transaction as  an extinguishment of debt, and recorded a non-operating “loss on extinguishment of debt” of $2,322,018 for the January 2006 transaction.

14.           SUBSEQUENT EVENTS

Effective as of April 18, 2007, the Company entered into an Amendment and Waiver (the “April 2007 Senior Notes Amendment and Waiver”) with Laurus in connection with the 2004 and 2005 Senior Notes then held by Laurus.

Under the April 2007 Secured Notes Amendment and Waiver, the Secured Notes issued by the Company to Laurus on September 29, 2004 in the aggregate original principal amount of $5,000,000 (the “2004 Senior Note”) and on June 8, 2005 in the aggregate original principal amount of $2,000,000 (the “2005 Senior Note”) were amended as follows: (i) the principal amount due and payable under the 2004 and 2005 Senior Notes for the months of March, April and May 2007 is deferred until the earlier of the closing of a qualified financing transaction, or the final maturity dates of the 2004 and 2005 Senior Notes, which are January 1, 2008 and December 1, 2008, respectively (“the Principal Deferral”).

In addition, under the April 2007 Secured Notes Amendment and Waiver, the Company agreed to issue 850,000 shares of restricted common stock to Laurus as consideration for: (i) the foregoing Principal Deferral; (ii) the full satisfaction of all of the Company’s default obligations to Laurus, which amount to $622,764, that have been incurred by the Company as a result of any Event of Default by the Company under the 2004 and 2005 Senior and Subordinated Note agreements; and (iii) the waiver of all prepayment fees and penalties arising from the Company prepaying the obligations under the Notes under certain circumstances.

The April 2007 Secured Notes Amendment and Waiver agreement was entered into on the assumption the Company will consummate a business transaction on or before May 18, 2007, which will raise sufficient proceeds to repay all of the Company’s obligations under the 2004 and 2005 Notes. Failure to (i) consummate such a transaction on or before May 18, 2007, or such later date as the parties may agree in writing, and (ii) apply the transaction proceeds to the repayment in full of the Senior Notes obligations shall constitute an Event of Default under the 2004 and 2005 Senior Notes.

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

CRITICAL ACCOUNTING POLICIES

For detailed information on our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and in our Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2006.  There have been no material changes to our critical accounting policies and estimates from those disclosed in our 10-KSB filed on March 30, 2007.

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

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 was effective for the Company’s interim period beginning January 1 2007. The implementation of FIN 48 did not have a material impact on the Company’s financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007
AS COMPARED TO MARCH 31, 2006

INTRODUCTION

The Company operates under three business segments: Biometrics, Law Enforcement and Fire Safety. Each segment is headed by a General Manager and organized to quickly respond to market needs as well as to drive down costs to achieve profitability. Management believes that this initiative will lead to increased opportunities throughout 2007 as the General Managers continue to develop their business units. During the quarter ended March 31, 2007 the Company continued to stay focused on its objectives of increasing revenue and managing expenses.

Consolidated Results of Operations - Percent Trend

	Three Months Ended March 31,
	2007	2006
		(As restated)
Revenues
Services	67%	71%
License fees and other	33%	29%
	100%	100%
Costs and other expenses
Services	15%	21%
Cost of license fees and other	2%	3%
Selling, general and administrative	70%	82%
Research, development and engineering	44%	53%
	131%	159%
Operating loss	-31%	-59%

Other income (deductions)
Total other income (deductions)	7%	-62%
NET LOSS	-24%	-121%

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

	Three months ended
	March 31,
	2007	2006	$ Change	% Change

Revenues
Law Enforcement
Service	$1,853,334	$1,598,559	$254,775	16%
License & other	744,338	426,066	318,272	75%
	2,597,672	2,024,625	573,047	28%
Fire Safety
Service	720,257	631,732	88,525	14%
License & other	436,999	73,400	363,599	495%
	1,157,256	705,132	452,124	64%
Biometrics
Service	21,842	16,618	5,224	31%
License & other	95,726	402,816	(307,090)	-76%
	117,568	419,434	(301,866)	-72%

Total Revenue	$3,872,496	$3,149,191	$723,305	23%

Cost of goods sold
Law Enforcement
Service	$353,958	$424,929	$(70,971)	-17%
License & other	18,635	33,087	(14,452)	-44%
	372,593	458,016	(85,423)	-19%
Fire Safety
Service	244,097	217,415	26,682	12%
License & other	40,884	37,560	3,324	9%
	284,981	254,975	30,006	12%
Biometrics
Service	26,251	31,159	(4,908)	-16%
License & other	12,275	10,837	1,438	13%
	38,526	41,996	(3,470)	-8%

Total COGS	$696,100	$754,987	$(58,887)	-8%

Revenues

Law Enforcement

License revenue in this segment increased by 75% over the same period in 2006 and included a $244,000 sale to a new customer. Service revenue for the segment for the three month period ended March 31, 2007 included $293,000 from a long-term project that the Company had participated in as a subcontractor.

Fire Safety

For the three months ended March 31, 2007, total revenue for the Fire Safety segment increased by 64%, over the same three months in 2006. The current year license revenue included $265,000 in license sales as part of a county wide solution being implemented by the Company.

Biometrics

For the three months ended March 31, 2007, the Biometric segment had a decline in revenues over the same period in 2006, as the 2006 results included a substantial license sale to a single customer.  Sales in this segment continue to be unpredictable as the market for the Biometrics’ products continues to develop at an inconsistent pace.

Costs of goods sold

Law Enforcement

License and other costs are attributable primarily to revenues derived from product sales for which we are required to pay a royalty and is primarily driven by the sales mix.

Cost of Services declined as compared to the same period in 2006 and as a percentage of service revenue due to the continued focus to move from long-term projects to licensing-based agreements.

Fire Safety

License and other costs are attributable primarily to revenues derived from product sales for which we are required to pay a royalty. These costs are solely dependent specifically on what products were sold.

Service costs of goods sold for the Fire segment were higher in 2007 primarily due to the addition of a dedicated headcount resource to support the growing installed base of the segment.

Biometrics

License and other costs are primarily related to the hardware costs attributable to sales of biometric fingerprint readers. The change in cost of goods sold is directly attributable to the product mix between types of readers sold and the volume of readers sold, as well as the addition of dedicated personnel for this segment.

Selling, general and administrative

	Three months ended
	March 31,
	2007	2006	$ Change	% Change

Law Enforcement	$1,306,121	$1,354,772	$(48,651)	-4%
Fire Safety	848,643	700,390	148,253	21%
Biometrics	531,249	521,659	9,590	2%

Total	$2,686,013	$2,576,821	$109,192	4%

As discussed previously, the Company restructured its operations into three business segments: Biometrics, Law Enforcement and Fire Safety in the fourth quarter of 2005.  For 2006, SG&A costs were allocated to the segments based on several factors including management’s estimates and percentage of revenue.  For 2007, sales commission expenses are a direct cost to the segment and G&A costs are allocated between business segments on fixed percentages that were established by management during the budgeting process.

The overall increase in total SG&A costs for the quarter ended March 31, 2007 as compared to 2006 are primarily due to $426,000 in legal and regulatory costs associated with the failed acquisition of a Canadian company.  That increase was offset by lower accounting and consulting fees that were included in 2006 relating to reporting and compliance issues that the Company experienced due to the restatements and amendments of our previously filed financial and registration statements.

Research, development and engineering

	Three months ended
	March 31,
	2007	2006	$ Change	% Change

Law Enforcement	$1,029,172	$942,150	$87,022	9%
Fire Safety	361,236	334,173	27,063	8%
Biometrics	297,298	378,315	(81,017)	-21%

Total	$1,687,706	$1,654,638	$33,068	2%

Law Enforcement and Fire Safety

The increase in R& D costs for the three months ended March 31, 2007 over the same period in 2006 is primarily due to increased salary and benefit costs.

Biometrics

R & D costs have decreased in the first quarter of 2007 as compared to 2006 primarily as a result of lower staff costs due to attrition.  Management believes the current level of engineering headcount is appropriate to support the Bio-Metric product and its installed customer base.

Other income and expense

	Three months ended
	March 31,
	2007	2006	$ Change	% Change

Interest expense	$(538,517)	$(2,066,524)	$1,528,008	-74%
Derivative and warrant fair value adjustments	829,369	2,444,693	(1,615,324)	-66%
Loss on extinguishment of debt	—	(2,322,018)	2,322,018	-100%
Other income (expense)	(5,902)	(15,177)	9,274	-61%

Total	$284,950	$(1,959,026)	$2,243,976	-115%

For the quarter ended March 31, 2007, consolidated interest expense reduced $1,528,008 or 74% as compared to the same quarter in 2006.  The change was attributable to a decrease in long term debt due to the Company refinancing which occurred in August 2006, and the expiration of the letter of credit arrangement with Aether Systems Inc. on December 31, 2006. Interest expense includes actual cash paid for interest as well as non-cash charges for amortization of debt discounts and deferred charges.

For the quarter ended March 31, 2007, derivative and warrant fair value adjustments decreased, when compared to the 2006 period, due to changes in the fair market value of embedded derivatives and detachable warrants issued with convertible debt issued in 2004 and 2005, as well as additional derivatives recorded as a result of financings in 2006. The fair value of the derivatives will fluctuate based on; our stock price on the valuation date, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate, and the time to maturity of the outstanding debt at different points in time.

The balance of unamortized debt discounts, deferred financing charges, and derivatives with respect to the 2004 and 2005 financings were extinguished as part of the January 2006 debt restructuring.  The changes represented non-cash income and expense charges to the statement of operations, and were classified as loss on extinguishment of debt. There was no extinguishment of debt for the quarter ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations during the three months ended March 31, 2007 was approximately $545,000 compared to approximately $1,125,500 used during the three months ended March 31, 2006.  Some of the major drivers of this change are discussed in more detail below.

•                  The Company reported positive cash flows related to a decrease in receivables of approximately $1,100,000 in the three months ended March 31, 2007, relating to increase collections from yearly maintenance billings and a general growth in license and service revenues for the period.

•                  Positive cash flows were reported from an increase in accounts payable of approximately $458,000 due to an increased emphasis on cash flow management. The increase in the accounts payable balance was offset by a decrease in accrued liabilities of approximately $108,000.

The following non-cash items that are reflected in the Company’s statement of operations are used to reconcile the net loss to the net cash used in operating activities during the three months ended March 31, 2007:

•                  The Company issued notes in 2004, 2005 and 2006 that contained embedded derivatives and warrants. In the three months ended March 31, 2007, the Company recorded a gain of approximately $829,000 related to the decrease in value of these instruments. The decrease in value was predominately caused by the decline in the value of the underlying BIO-key stock.

•                  A debt discount was recorded when the notes were initially recorded to reflect the fair market value of derivatives and warrants related to the debt. The discount is amortized using the effective interest method into earnings over the life of the related debt. In the three months ended March 31, 2007, the Company recorded non-cash interest expense related to the amortization of the debt discount of approximately $230,000.

•                  The company recorded approximately $216,000 of charges in 2007 and 2006, respectively, for the non-cash expense of amortizing intangible assets.

•                  The Company recorded a non-cash interest expense of approximately $91,000 when issuing common stock to Laurus in January 2007. The charge represented the value of additional common shares issued to Laurus as consideration for exchanging convertible debt for equity instead of paying the outstanding principal payment in cash.

•                  The Company recorded approximately $239,000 and $121,000 of charges in 2007 and 2006, respectively, for the share-based compensation expense of issuing options employees for services.

Net cash provided by investing activities for the three months ended March 31, 2007 was approximately $17,000, largely a result of the return of $43,000 of deposits related to long-term contracts.  This compares to net cash provided by investing activities of approximately $442,000 for the corresponding period in 2006. The 2006 amount consisted of approximately $466,000 from the return of deposits related to long-term contracts.

Net cash used by financing activities during the three months ended March 31, 2007 was approximately $363,000 compared to net cash provided by financing activities of approximately $855,000 in the corresponding period in 2006.  The 2007 amount included debt repayments of $363,000, while the 2006 amount included debt proceeds of approximately $988,000, offset by debt repayments of approximately $80,000.

Working capital deficit at March 31, 2007 was approximately $10,525,000 as compared to a deficit of approximately $8,648,000 at December 31, 2006, the deterioration of which was driven mainly by the collection of outstanding receivables, and increase in short-term debt (decrease of long-term debt), and payables during the three months ended March 31 ,2007.

Since January 7, 1993 (date of inception), our capital needs have been principally met through proceeds from the sale of equity and debt securities.

We do not expect any material capital expenditures during the next twelve months.

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Liquidity outlook

At March 31, 2007 our total of cash and cash equivalents was $825,791 as compared to $627,167 at December 31, 2006. As discussed above, the Company has financed itself through access to the capital markets by issuing debt securities, convertible preferred stock and common stock.

We currently require approximately $1,700,000 per month, excluding debt related payments, to conduct our operations. During the first three months of 2007, we generated approximately $3,872,000 of revenue and expect to increase quarterly revenue during the remainder of 2007, and into 2008. During the first quarter of 2007, the Company incurred approximately $400,000 in legal and accounting fees with respect to the unsuccessful takeover bid for a Canadian organization. The amount is expected to be paid over the first six months of 2007.

During 2006, the Company incurred significant expenses in order to complete several SB-2 registration statements related to various financing transactions, and to restate prior year financial statements.  While the Company does not expect these costs to continue into 2007, there will be additional costs incurred in order for the Company to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

The Company’s Series A Convertible Preferred Stock may be redeemable in cash by the stockholders during the second quarter of 2008, if certain stock price performance conditions are not met. This date was deferred from March 3, 2007 to March 3, 2008 by an agreement with the holders of the Series A shares on March 28, 2007.

On April 18, 2007, the Company entered into an agreement with Laurus to defer the March, April and May 2007 principal payments in its Senior Notes. The Company also agreed to issue 850,000 shares of restricted common stock as consideration for: (i) the Principal Deferral; (ii) full satisfaction of the $622,764 of default obligations owing to Laurus; and (iii) the waiver of all prepayment fees and penalties arising from the Company prepaying the obligations under the Notes. This agreement was entered into on the assumption the Company will consummate a business transaction on or before May 18, 2007, or such later date as the parties may agree, which will raise sufficient proceeds to repay all of the Company’s obligations under the 2004 and 2005 Senior Notes.

We need to obtain additional funding to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. Therefore, we need to obtain additional financing through the issuance of debt or equity securities, or to restructure our financial position through similar transactions to those consummated during 2006.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out by the Company under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

During the review of the Company’s operating results for the quarter ended March 31, 2007, our CEO and CFO determined that, as of that date, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms.  Our management reached this conclusion after identifying our system to capture disclosure items, our internal process of review for account reconciliations, our documentation of internal controls and our internal process for preparing our quarterly report on Form 10-QSB for the quarterly period ended March 31, 2007 as being adequate to provide such assurance.

Changes in Internal Control Over Financial Reporting.

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. We have in the past discovered, and may in the future discover, areas of our disclosure and internal controls that need improvement. As of March 31, 2007, we believe we have addressed these issues, ensuring that our internal control over financial reporting and disclosure controls and procedures have improved sufficiently for us provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. If, however, we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed.

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

PART II — OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

With respect to the convertible notes issued in 2004 and 2005, the Company is required to make principal and interest payments or issue registered shares in lieu of principal and interest payments on a monthly basis.

During the period ended March 31, 2007, the Company made the required payments to the 2004 and 2005 senior debt holder, Laurus, for all months except for March 2007. However, as Laurus had agreed to defer the March 2007 principal payment on the 2004 and 2005 Notes, it was not regarded by the Company or Laurus as a default. Refer to Note 14 for information on the full Amendment and Waiver agreement.

Due to the previous defaults on Senior and Subordinated Notes held by the Company, obligations totaling $622,764 were accrued in prior periods, the balance of which was unchanged as at March 31, 2007. Effective December 29, 2006, the Company entered into an agreement with Laurus, to convert the default interest payable by the Company to Laurus of $622,764 into 1,000,000 shares of common stock. This agreement was made subject to the Company raising at least $2,000,000 in gross proceeds from the issuance of new equity securities before March 29, 2007. As the Company did not raise at least $2,000,000 in gross proceeds from the issuance of new equity securities before March 29, 2007, the default interest remained as a liability as March 31, 2007.

Effective April 18, 2007, the Company entered into an agreement with Laurus, to convert the default interest payable by the Company to Laurus of $622,764 into 850,000 shares of restricted common stock. This agreement was made on the assumption the Company will consummate a business transaction on or before May 18, 2007, or such later date as the parties may agree, which will raise sufficient proceeds to repay all of the Company’s obligations under the 2004 and 2005 Notes. Refer to Note 14.

Total accrued interest for all convertible debt as for March 31, 2007 amounted to $661,590.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-Key International, Inc.

Dated: May 15, 2007	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer

Dated: May 15, 2007	/s/ Francis J. Cusick
Francis J. Cusick
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1 (2)	Amendment and Waiver, dated as of April 18, 2007, by and between the Company and Laurus Master Fund, Ltd.

31.1(1)	Certificate of CEO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2 (1)	Certificate of CFO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1(1)	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350

32.2 (1)	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

(1)             Filed herewith

(2)             Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2007 and incorporated herein by reference.