Form 10QSB
period 2007-06-30
BIO KEY INTERNATIONAL INC
filed 2007-08-14
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(732) 359-1100

(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒   No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN

BANKRUPTCY PROCEEDINGS DURING THE

PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Exchange Act)

Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: There were 59,002,217 issued and outstanding shares of the registrant’s common stock, par value $.0001 per share, as of August 10, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

BIO-KEY INTERNATIONAL, INC.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

June 30,
2007
(Unaudited)
ASSETS:
Cash and cash equivalents	$578,327
Restricted cash	401,331
Receivables
Billed, less allowance for doubtful receivables of $130,542	1,429,877
Unbilled	5,236
Costs and earnings in excess of billings on uncompleted contracts	1,151,268
Inventory	14,638
Prepaid expenses	84,863
Total current assets	3,665,540
Equipment and leasehold improvements, net	295,473
Deposits	487,814
Intangible assets—less accumulated amortization	1,794,767
Goodwill	7,836,986
Total non-current assets	10,415,040
TOTAL ASSETS	$14,080,580
LIABILITIES:
Accounts payable	$1,022,577
Billings in excess of costs and earnings on uncompleted contracts	8,749
Accrued liabilities	3,548,393
Deferred rent	530,616
Deferred revenue	2,780,177
Current liabilities of discontinued operations	141,199
Total current liabilities	8,031,711
Warrants	166,553
Redeemable preferred stock derivatives	285,655
Deferred rent	94,761
Deferred revenue	72,132
Total non-current liabilities	619,101
TOTAL LIABILITIES	8,650,812

Commitments and contingencies

Series B redeemable convertible preferred stock: authorized, 1,000,000 shares (liquidation preference of $1 per share); issued and outstanding 970,612 shares of $.0001par value respectively, net	817,707
Series C redeemable convertible preferred stock: authorized, 600,000 shares (liquidation preference of $10 per share); issued and outstanding 592,032 shares of $.0001 par value respectively, net	5,342,830
6,160,537

STOCKHOLDERS’ EQUITY/(DEFICIT):
Preferred stock — authorized, 5,000,000 shares (liquidation preference of $100 per share) Series A 7% Convertible; issued and outstanding 30,557 shares of $.0001 par value	3
Common stock — authorized, 170,000,000 shares; issued and outstanding; 59,002,217 shares of $.0001 par value	5,900
Additional paid-in capital	52,355,227
Accumulated deficit	(53,091,899)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	(730,769)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$14,080,580

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Revenues
Services	$1,697,467	$2,400,966	$3,572,643	$4,016,143
License fees and other	765,392	633,495	1,605,456	1,462,202
	2,462,859	3,034,461	5,178,099	5,478,345
Costs and other expenses
Cost of services	399,580	551,985	847,469	1,132,524
Cost of license fees and other	63,692	130,345	94,603	183,749
	463,272	682,330	942,072	1,316,273
Gross Profit	1,999,587	2,352,131	4,236,027	4,162,072

Operating Expenses
Selling, general and administrative	2,212,481	2,619,690	4,763,776	5,083,407
Research, development and engineering	1,319,982	1,333,880	2,676,940	2,714,485
	3,532,463	3,953,570	7,440,716	7,797,892
Operating loss	(1,532,876)	(1,601,439)	(3,204,689)	(3,635,820)
Other income (deductions)
Derivative and warrant fair value adjustments	(158,916)	2,556,159	670,452	5,000,852
Interest income	1,331	—	1,331	—
Interest expense	(260,801)	(2,262,632)	(799,317)	(4,329,156)
Loss on extinguishment of debt	(403,940)		(403,940)	(2,322,016)
Other	(18,000)	(17,118)	(23,902)	(32,294)
	(840,326)	276,409	(555,376)	(1,682,614)
Loss from continuing operations	(2,373,202)	(1,325,030)	(3,760,065)	(5,318,434)
Income (loss) from discontinued operations	(34,385)	252,046	440,105	449,170
Gain on disposal of discontinued operations, net of expected tax of $0.	4,070,859	—	4,070,859	—
Net Income (loss)	$1,663,272	$(1,072,984)	$750,899	$(4,869,264)

Basic and Diluted Earnings per Common Share:
Loss from continuing operations	$(0.05)	$(0.03)	$(0.08)	$(0.12)
Income (loss) from discontinued operations	0.00	0.01	0.01	0.01
Gain on disposal of discontinued operations	0.07	—	0.07	—
Net income (loss)	$0.02	$(0.02)	$0.00	$(0.11)

Weighted Average Shares Outstanding:
Basic	58,067,198	48,442,365	57,354,818	47,744,990
Diluted	58,067,198	48,442,365	57,354,818	47,744,990

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (loss)	$750,899	$(4,869,264)
Less:
Income from discontinued operations	(440,105)	(449,170)
Gain on disposal of discontinued operations	(4,070,859)	—
Loss from continuing operations	(3,760,065)	(5,318,434)
Adjustments to reconcile net loss to cash used in operating activities:
Derivative and warrant fair value adjustments	(670,452)	(5,000,852)
Loss on extinguishment of debt	403,003	2,322,016
Depreciation	129,851	127,718
Amortization
Intangible assets	368,033	365,024
Deferred financing costs	83,871	120,642
Discounts on convertible debt related to warrants and beneficial conversion features	360,245	1,931,653
Allowance for doubtful receivables	(9,127)	9,080
Deferred rent	(242,473)	(215,182)
Fair market value adjustment on equity issuance and warrant modification	124,999	—
Share-based compensation	388,984	280,503
Change in assets and liabilities:
Accounts receivable trade	1,424,602	(1,160,230)
Costs and earnings in excess of billings on uncompleted contracts	2,591	2,493,498
Inventory	(3,271)	(1,656)
Prepaid expenses and other	35,367	(39,163)
Accounts payable	(172,840)	1,299,072
Billings in excess of costs and earnings on uncompleted contracts	(2,680)	35,057
Accrued liabilities	(354,171)	124,306
Deferred revenue	(908,026)	10,734
Net cash used for continuing operations	(2,801,559)	(2,616,214)
Net cash provided by discontinued operations	574,768	711,189
Net cash used for operating activities	(2,226,791)	(1,905,025)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(44,575)	(67,235)
Deposits	312,539	1,018,200
Proceeds from the sale of the Fire business	7,000,000	—
Transfer of funds to restricted cash	(401,331)	—
Patent costs	(19,109)	(30,606)
Net cash provided by continuing operations	6,847,524	920,359
Net cash used for discontinued operations	(7,615)	(13,112)
Net cash provided by investing activities	6,839,909	907,247
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of long-term obligations	—	988,000
Repayment of long term obligations	(4,661,958)	(84,526)
Proceeds from exercise of options and warrants	—	8,400
Financing costs	—	(52,800)
Net cash used for continuing operations	(4,661,958)	859,074
Net cash used for discontinued operations	—	—
Net cash used for financing activities	(4,661,958)	859,074
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(48,840)	(138,704)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	627,167	1,422,827
CASH AND CASH EQUIVALENTS, END OF PERIOD	$578,327	$1,284,123

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2007	2006

Cash paid for:
Interest	370,090	680,499

Noncash Investing and Financing Activities:
Conversion of convertible notes and related obligations, net of discount, and accrued interest into common stock	772,764	358,246
Issuance of Series B redeemable preferred stock in exchange for debt and related obligations	—	988,000
Issuance of common stock in conjunction with refinancing	—	127,500
Issuance of common stock through conversion of principal and dividends outstanding on preferred stock	777,870	125,476
Origination of warrants in conjunction with debt financing	—	308,376
Origination of embedded derivatives in conjunction with debt financing	—	679,624
Origination of embedded derivatives with preferred stock	—	360,467

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 (Unaudited)

1.           BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements include the accounts of BIO-key International, Inc. and its wholly owned subsidiary (collectively, the “Company”) and are stated in conformity with accounting principles generally accepted in the United States, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157) which is effective for calendar year companies on January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. Management is currently evaluating the impact and timing of the adoption of SFAS 157 on the Corporation’s financial condition and results of operations.

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

2.           LIQUIDITY AND CAPITAL RESOURCE MATTERS

We have only recently begun to generate significant revenues and have incurred significant losses to date, and at June 30, 2007, we had an accumulated deficit of approximately $53 million. In addition, broad commercial acceptance of our technology is critical to the Company’s success and ability to generate future revenues.

The Company is also still in need of additional capital, and is currently considering various alternatives related to raising additional capital including new funding from other sources.  No assurance can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained to meet its needs, or that such financing would not be dilutive to existing shareholders.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern, and assumes continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The matters described in the preceding paragraphs raise substantial doubt about the Company’s ability to continue as a going concern. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to meet its funding requirements on a continuing basis, and become profitable in its future operations. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

3.           DISCONTINUED OPERATIONS

On May 22, 2007, the Company and ZOLL Data Systems, Inc., a subsidiary of ZOLL Medical Corporation (“ZOLL”), entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which ZOLL acquired substantially all of the assets related to the Company’s Fire/EMS Services division (the “Fire Segment” or “Fire”).

At the closing of the sale, the Company received approximately $1.8 million in cash, which represented the purchase price of $7 million, less closing adjustments of approximately $4.3 million, which was paid to the Senior Noteholder (see Note 9), approximately $450,000, which was paid to the leaseholder of the Company’s premises, $400,000, which was placed in escrow pursuant to the Purchase Agreement, and approximately $40,000 credited to Zoll on the assumption of certain liabilities. It is expected the escrow balance, less applicable adjustments (if approved) shall be remitted to the Company over the ensuing twelve months.

In the second quarter ended June 30, 2007, the Company recorded a net gain on the sale of the Fire Segment of $4,070,859, or $0.07 per diluted share.

Prior to the sale, Fire had been reported as a separate segment. The Company sold its Fire operating segment to better focus on its other core lines of business. This business has been reported as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and all periods presented have been restated accordingly to reflect these operations as discontinued.

Revenues and net income (loss) for the Fire Segment for the three and six month periods ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues	389,489	798,309	1,546,746	1,503,618
Net income (loss)	(34,385)	252,046	440,105	449,170

4.           SHARE BASED COMPENSATION

The Company accounts for share based compensation in accordance with the provisions of SFAS 123R, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.. The majority of our share-based compensation arrangements vest over either a three or four year vesting schedule. The Company expenses its share-based compensation under the ratable method, which treats each vesting tranche as if it were an individual grant. The fair value of stock options is determined using the Black-Scholes valuation model, and requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected option term”), the estimated volatility of our common stock price over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized as an expense in the consolidated statements of operations. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the service period, net of estimated forfeitures (the number of individuals that will ultimately not complete their vesting requirements). The estimation of stock awards that will ultimately vest requires significant judgment. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

The compensation expense recognized under SFAS 123R increased the Company’s loss from continuing operations by $168,007 with no effect per share (basic and diluted) for the three months ended June 30, 2007, and $388,984 with a $0.01 effect per share (basic and diluted), for the six months ended June 30, 2007. There was no impact on cash flows from operating, investing, or financing activities. As the Company uses the full valuation allowance with respect to deferred taxes, SFAS 123R had no impact on deferred taxes.

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,	Three Months Ended June 30,
	2007	2006

Cost of services	$4,507	$13,676
Selling, general and administrative	126,879	117,569
Research, development and engineering	36,621	38,107
	$168,007	$169,352

	Six Months Ended June 30,	Six Months Ended June 30,
	2007	2006

Cost of services	$9,477	$24,768
Selling, general and administrative	298,198	202,395
Research, development and engineering	81,309	62,756
	$388,984	$289,919

Valuation Assumptions for Stock Options

For the three and six months ended June 30, 2007, 64,000, and 153,000 stock options were granted, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,
	2007	2006
Risk free interest rate	4.58%	4.69%
Expected life of options (in years)	4.5	4.4
Expected dividends	0%	0%
Volatility of stock price	86%	72%

	Six Months Ended June 30,
	2007	2006
Risk free interest rate	4.58-4.68%	4.53-4.73%
Expected life of options (in years)	4.5	4.0-5.0
Expected dividends	0%	0%
Volatility of stock price	86-87%	72-127%

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

EQUITY COMPENSATION PLAN INFORMATION

1996 Stock Option Plan

During 1996, the Board of Directors and stockholders of the Company adopted the 1996 Stock Option Plan (the “1996 Plan”). Under the 1996 Plan, 750,000 shares of common stock are reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 100% of fair market value for incentive stock options and 50% for all others. The term of stock options granted may not exceed ten years. Options issued under the Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined, all options outstanding vest immediately. The Plan expired in May 2005.

1999 Stock Option Plan

During 1999, the Board of Directors of the Company adopted the 1999 Stock Option Plan (the “1999 Plan”). The 1999 Plan was not presented to stockholders for approval and thus incentive stock options are not available under the plan. Under the 1999 Plan, 2,000,000 shares of common stock are reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 85% of fair market value. The term of nonstatutory stock options granted may not exceed ten years. Options issued under the Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined, all options outstanding vest immediately. The 1999 Plan terminates in August 2009.

2004 Stock Option Plan

On October 12, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan (the “2004 Plan”). The 2004 Plan has not yet been presented to stockholders for approval and thus incentive stock options are not available under this plan. Under the terms of this plan, 4,000,000 shares of common stock are reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 85% of fair market value. The term of stock options granted may not exceed ten years. Options issued under the Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined, all options outstanding vest immediately. The Plan terminates in October 2014.

Non-Plan Stock Options

Periodically, the Company has granted options outside of the 1996, 1999, and 2004 Plans to various employees and consultants. In the event of change in control, as defined, certain of the non-plan options outstanding vest immediately.

Stock Option Activity

The following table summarizes stock option activity for the six months ended June 30, 2007:

	Number of Options					Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
	1996 Plan	1999 Plan	2004 Plan	Non Plan	Total
Outstanding, as of December 31, 2006	125,000	995,000	2,896,419	4,118,000	8,134,419	$0.85	4.64	$

Granted	—	—	153,000	—	153,000	0.28
Exercised	—	—	—	—	—	—
Expired or cancelled	(5,000)	(100,000)	(455,014)	(50,000)	(610,014)	0.65
Outstanding, as of June 30, 2007	120,000	895,000	2,594,405	4,068,000	7,667,405	0.86	3.85	—
Vested or expected to vest at June 30, 2007					7,171,163	0.87	3.72	—
Exercisable at June 30, 2007					6,183,531	0.89	3.43	—

The options outstanding and exercisable at June 30, 2007 were in the following exercise price ranges:

	Options Outstanding			Options Vested
Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)	Number exercisable	Weighted average exercise price	Weighted average remaining life (in years)
$ 0.19-0.21	90,000	$0.20	3.05	60,000	$0.19	1.15
0.22-0.40	927,000	0.33	2.48	844,330	0.33	2.12
0.41-0.68	2,338,986	0.57	3.84	1,624,452	0.55	3.05
0.69-1.11	2,526,919	0.93	4.36	1,936,918	0.97	4.03
1.12-6.42	1,794,500	1.44	3.87	1,717,831	1.44	3.85
$ 0.19-6.42	7,677,405			6,183,531

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.18 as of June 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2007 was 0.

The weighted average fair value of options, as determined under SFAS No. 123R, granted during the three months ended June 30, 2007 and June 30, 2006 was $0.14 and $0.56 per share, respectively, and during the six months ended June 30, 2007 and June 30, 2006 was $0.19 and $0.56 per share respectively

The total intrinsic value of options exercised during the three-month period ended June 30, 2007 and June 30, 2006 was $0 and $0, respectively. The aggregate intrinsic value of options exercised during the six-month period ended June 30, 2007 and June 30, 2006 was $0 and $0 respectively.

As of June 30, 2007 future compensation cost related to nonvested stock options is approximately $491,547 and will be recognized over an estimated weighted average period of approximately 1.24 years.

5.           EARNINGS PER SHARE COMMON STOCK (“EPS”)

The Company’s basic EPS is calculated using net income (loss) available to common shareholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes and preferred stock. For the three and six months ended June 30, 2007 and 2006, diluted per share computations are not presented since this effect would be antidilutive.

The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows for both of the following three and six month period ended June 30:

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006

Numerator:

Income (loss) from continuing operations	$(2,373,202)	$(1,325,030)	$(3,760,065)	$(5,318,434)
Convertible preferred stock dividends and accretion	(471,518)	(99,452)	(942,907)	(212,677)
Income (loss) available to common stockholders (basic EPS)	(2,844,720)	(1,424,482)	(4,702,972)	(5,531,111)

Adjustment for interest expense and debt conversion features	—	—	—	—
Loss as adjusted (diluted EPS)	$(2,844,720)	$(1,424,482)	$(4,702,972)	$(5,531,111)

Denominator:
Weighted-average shares used to compute basic EPS	58,067,198	48,442,365	57,354,818	47,744,990
Effect of dilutive securities:
Convertible notes	—	—	—	—
Weighted-average shares used to compute diluted EPS	58,067,198	48,442,365	57,354,818	47,744,990

The following table summarizes the potential weighted average shares of common stock that were excluded from the diluted per share calculation, because the effect of including these potential shares was antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Preferred Stock	19,926,204	6,222,182	19,939,051	6,069,426
Convertible Debt	4,906,320	15,934,706	6,852,234	14,937,748
Stock Options	6,284	447,140	18,485	626,328
Warrants	—	17,711	—	22,036

Potentially dilutive securities	24,838,808	22,621,739	26,809,770	21,655,538

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Stock options	7,587,405	6,135,919	7,587,405	5,380,919
Warrants	10,566,375	13,580,030	10,566,375	13,580,030

Total	18,153,780	19,715,949	18,153,780	18,960,949

6.           EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements at June 30, 2007 consisted of the following:

June 30,
2007

Equipment	$508,937
Furniture and fixtures	187,984
Software	148,055
Leasehold improvements	198,889
1,043,865

Less accumulated depreciation and amortization	(748,392)

Total	$295,473

7.           GOODWILL AND OTHER INTANGIBLE ASSETS

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

Due to the disposal of the Fire business in May 2007, the Company allocated a greater proportion of Corporate overhead to its Law and Biometrics segments, which affected the fair value assessment of these two remaining reporting units. In addition, the Company also repaid the balance of all convertible debt during the quarter, which increased the net assets of the Company. Accordingly, the Company assessed these events significant enough to trigger the need for an interim assessment as to the recoverability of goodwill.

Based on the Company’s assessment, as of June 30, 2007, the Company believed no impairment to goodwill existed. The Company had previously allocated $3,552,668 of goodwill to the Fire business, which was disposed during the period. As of June 30, 2007 remaining goodwill totaled $7,836,986.

Other intangible assets as of June 30, 2007 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Copyrighted software	$1,181,429	$(767,929)	$413,500
Customer relationships	617,271	(339,499)	277,772
Trademarks	807,872	(482,312)	325,560
Developed technology	434,353	(238,894)	195,459
Marketing agreements	605,340	(393,471)	211,869
Patents and patents pending	375,331	(4,724)	370,607

Total	$4,021,596	$(2,226,829)	$1,794,767

Aggregate amortization expense for the three months ended June 30, 2007 and 2006, was $185,521 and $182,512 respectively, and was $368,033 and $365,024 for the six months ended June 30, 2007 and 2006 respectively.

8.           DEFERRED FINANCING COSTS

Deferred financing costs are amortized based upon the lives of the respective debt obligations.  Due to the repayment of all convertible debt during the period, the net book value of the associated deferred financing costs was written off to Loss on Extinguishment of Debt (see Note 14).

Amortization of deferred financing costs prior to the repayment of convertible debt was included in interest expense, and was $27,000 and $29,441 for the three months ended June 30, 2007 and 2006 respectively, and was $83,871 and $120,642 for the six months ended June 30, 2006 and 2005 respectively.

9.           CONVERTIBLE DEBT FINANCING / WARRANTS

Long-term obligations consisted of the following as of:

June 30,
2007
2004
FMV of warrants	$36,419
2005
FMV of warrants	85,425
2006
FMV of warrants	44,709
Total	$166,553

Senior Convertible Term Notes

2004 and 2005 Senior Notes

On September 29, 2004, we entered into a Securities Purchase Agreement (the “2004 Senior Purchase Agreement”) with Laurus Master Fund, Ltd. (“Laurus”).  On June 8, 2005, we entered into a second Securities Purchase Agreement (the “2005 Senior Purchase Agreement”) with Laurus.

On May 22, 2007, the Company used approximately $4,300,000 of the net cash proceeds received in connection with the sale of the Fire Segment (see Note 3) to repay in full its obligations to Laurus under the 2004 and 2005 Senior Notes.

2004 and 2005 Senior Note Derivatives and Discounts

The 2004 and 2005 Senior Notes contained features that were considered embedded derivative financial instruments, such as: Principal’s conversion option, Monthly Payments Conversion Option, Interest Rate Adjustment provision, and the Default provision. These features were bifurcated and recorded on the Company’s balance sheet at their fair value.

Following the repayment of the 2004 and 2005 Senior Notes on May 22, 2007, the value of the embedded derivatives and amortized discounts related to the Notes were written off to Loss on Extinguishment of Debt (see Note 14).

Conversion of Default Interest Payable on 2004 and 2005 Senior Notes

With respect to the convertible notes issued in 2004 and 2005, the Company was required to make interest payments or issue registered shares in lieu of interest payments on a monthly basis.

Due to the previous defaults on Senior and Subordinated Notes held by the Company, obligations totaling $622,764 were accrued in prior periods. Effective April 18, 2007, the Company entered into an agreement with Laurus to satisfy these default interest obligations in full by issuing shares of the Company’s restricted common stock to Laurus. This agreement was subject to a condition that the Company would consummate a business transaction on or before May 18, 2007, or such later date as the parties agreed, which would raise sufficient proceeds to repay all of the Company’s obligations under the 2004 and 2005 Senior Notes, as noted above.

On May 22, 2007, in accordance with the agreement with Laurus, the Company converted the balance of the default interest payable into shares of restricted common stock.

10.         ACCRUED LIABILITIES

Accrued liabilities at June 30, 2007 consisted of the following:

June 30,
2007

Contract costs not yet invoiced by vendors	$2,378,655
Compensation	513,347
Royalties	263,648
Interest	158,083
Other	234,660

Total	$3,548,393

11.         REDEEMABLE PREFERRED STOCK

Series B Convertible Preferred Stock

The Company issued 1,000,000 shares of redeemable Series B Convertible Preferred Stock on February 23, 2006, upon the conversion of certain convertible term notes. Each share of Series B preferred stock has an Original Issue Price of $1.00 per share. The holder has the option to redeem the shares of Series B preferred stock at any time for a number of shares of the Company’s common stock equal to the Original Issue Price plus accumulated and unpaid dividends divided by the fixed conversion price of $0.30 per share of Common Stock (This conversion price was reset from $0.50 per share of common stock in connection with the sale of our Fire business). The conversion price is subject to adjustment if common stock is issued by the Company subsequent to the original issue date of the Series B preferred stock, except for other conversions, options, warrants, dividends paid in stock or pursuant to an acquisition by the Company, at a price less than the conversion price. Mandatory conversion of all Series B shares will be automatic if, for the 30 trading days prior to January 1, 2009, the average closing bid price for one share of common stock is at least $1.10. The shares shall be converted at the conversion price then in effect. If the average bid price for the 30 trading days prior to January 1, 2009 per common share is less than $1.10 the Company shall mandatorily redeem all remaining outstanding Series B preferred stock by paying cash equal to $1.00 per share with all accrued and unpaid dividends.  The Company may, at its election, redeem any or all of the remaining outstanding Series B shares in cash at a conversion price equal to $1.20 per share, together with all accrued and unpaid dividends upon giving 30 day notice. Holders of the Series B preferred stock are entitled to cumulative, prior and in preference to holders of common stock dividends equal to 15% per annum of the Original Purchase Price still outstanding, payable quarterly commencing April 1, 2006. In any liquidation of the Company, each share of preferred stock is entitled to a liquidation preference on a pari passu basis with the Series A and Series C Preferred stock before any distribution may be made on the Company’s common stock.

As of June 30, 2007, 1,000,000 preferred stock shares were authorized, 970,612 of which were issued and outstanding, at a par value of $0.0001 and a liquidation preference of $1.00 with accumulated dividends in arrears of $36,815, which have been accreted to the principal balance of the Series B preferred stock.

The Preferred Stock contains features that are considered embedded derivative financial instruments:  Preferred Stock’s conversion option:  The Preferred Stock is convertible at the Holder’s option at any time at the fixed conversion price of $0.30 per share; Quarterly Dividends Conversion Option:  Holders have the option to convert the Stock’s quarterly dividend payment at a conversion price of the average 10 days closing price prior to the dividend record date.  These features have been bifurcated and recorded on the Company’s balance sheet at their fair value.

As of June 30, 2007 the derivatives were valued at $40,346.  Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 15%; annual volatility of 42%; and risk free annual interest rate of 4.89% as well as probability analysis related to trading volume restrictions.

An amount equal to the original value of the derivatives was recorded as a discount to the Preferred Stock.  The discount is being accreted to the principal balance of the Preferred Stock, using the effective interest method, over the expected term of the Preferred Stock.  At June 30, 2007, the unamortized discount on the Preferred Stock was $189,719.

Series C Convertible Preferred Stock

The Company issued 592,032 shares of redeemable Series C Convertible Preferred Stock on August 10, 2006, upon the exchange of certain convertible term notes. Each share of Series C preferred stock has an Original Issue Price of $10.00 per share. The holder has the option to redeem the shares of Series C preferred stock at any time for a number of shares of the Company’s common stock equal to the Original Issue Price plus accumulated and unpaid dividends divided by the fixed conversion price of $0.30 per share of Common Stock (This conversion price was reset from $0.50 per share of common stock in connection with the sale of our Fire business). The conversion price is subject to adjustment if common stock is issued by the Company subsequent to the original issue date of the Series C preferred stock, except for other conversions, options, warrants, dividends paid in stock or pursuant to an acquisition by the Company, at a price less than the conversion price. Mandatory conversion of all Series C shares will be automatic if, for the 30 trading days prior to January 1, 2009, the average closing bid price for one share of common stock is at least $1.20. The shares shall be converted at the conversion price then in effect. If the average bid price for the 30 trading days prior to January 1, 2009 per common share is less than $1.20 the Company shall mandatorily redeem all remaining outstanding Series C preferred stock by paying cash equal to $10.00 per share with all accrued and unpaid dividends.  The Company may, at its election, redeem any or all of the remaining outstanding Series C shares in cash at a conversion price equal to $12.00 per share, together with all accrued and unpaid dividends upon giving 30 day notice. Holders of the Series C preferred stock are entitled to cumulative, prior and in preference to holders of common stock dividends equal to 15% per annum of the Original Purchase Price still outstanding, payable quarterly commencing September 1, 2007. In any liquidation of the Company, each share of preferred stock is entitled to a liquidation preference on a pari passu basis with the Series A and Series B Preferred stock before any distribution may be made on the Company’s common stock.

As of June 30, 2007, 600,000 preferred stock shares were authorized, 592,032 of which were issued and outstanding, at a par value of $0.0001 and a liquidation preference of $10.00 with accumulated dividends in arrears of $166,048, which have been accreted to the principal balance of the Series C preferred stock.

The Preferred Stock contains features that are considered embedded derivative financial instruments:  Preferred Stock’s conversion option:  The Preferred Stock is convertible at the Holder’s option at any time at the fixed conversion price of $0.30 per share; Quarterly Dividends Conversion Option:  Holders have the option to convert the Stock’s quarterly dividend payment at a conversion price of the average 10 days closing price prior to the dividend record date.  These features have been bifurcated and recorded on the Company’s balance sheet at their fair value.

As of June 30, 2007 the derivatives were valued at $245,309.  Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 15%; annual volatility of 42%; and risk free annual interest rate of 4.89% as well as probability analysis related to trading volume restrictions.

An amount equal to the original value of the derivatives was recorded as a discount to the Preferred Stock.   The discount is being accreted to the principal balance of the Preferred Stock, using the effective interest method, over the expected term of the Preferred Stock.  At June 30, 2007, the unamortized discount on the Preferred Stock was $674,167.

Together with the above transaction, the terms of certain warrants held by the Company’s investment bankers and their associates were modified. The incremental value of the modification was calculated to be $110,453, and was allocated against the proceeds of the Series C Convertible Preferred Stock as a cost of financing, and is being accreted to the principal balance of the Preferred Stock, using the effective interest method, over the expected term of the term of the Preferred Stock.  At June 30, 2007, the net amount remaining to be accreted was $69,370.

12.         STOCKHOLDERS EQUITY

Common Stock

The Company is authorized to issue 170,000,000 shares of common stock, $.0001 par value per share, of which 59,002,217 were outstanding as of June 30, 2007.

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

During the three months ended June 30, 2007, preferred stockholders converted principal of $29,388 and accumulated dividends of $173,016 into 816,854 shares of the Company’s common stock. In addition accrued default interest of $622,764 on the 2004 and 2005 Senior Notes with Laurus was converted into 850,000 shares of restricted common stock during the period.

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

In March 2004, we designated 100,000 shares of preferred stock as Series C Convertible Preferred Stock. In connection with the Company’s reincorporation in Delaware on January 1, 2005, each share of Series C Convertible Preferred Stock was automatically converted into one share of Series A Convertible Preferred Stock (the “Series A Shares”), of which 30,557 were issued and outstanding June 30, 2007. The following describes the material provisions of the Series A Shares which are more fully set forth in the Certificate of Designation on file with the Delaware Secretary of State.

The Series A Shares accrue a cumulative annual dividend of 7% on the $100 face amount of such shares payable June 15 and December 15 each year in shares of common stock. In the event of a liquidation, dissolution or winding up of the Company, the Series A shares have a liquidation preference of $100 per share (plus all accrued and unpaid dividends thereon) prior to any payment or distribution to holders of our common stock. The Series A Shares are convertible into common stock at a conversion price of $0.30 per share (This conversion price was reset from $0.50 per share of common stock in connection with the sale of our Fire business). The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends or reclassifications. Subject to certain exceptions, in the event we issue additional shares of common stock at a purchase price less than the conversion price of the Series A Shares, the conversion price shall be lowered to such lesser price. In the event that the average closing bid price of our common stock is less than $1.00 per share for thirty (30) consecutive trading days at any time after March 3, 2008, we will be required to redeem the Series A Shares by payment of $100 per share plus all accrued and unpaid dividends due thereon. This date was deferred from March 3, 2007 to March 3, 2008 by an agreement with the holders of the Series A Shares on March 28, 2007.

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

As of June 30, 2007, cumulative dividends in arrears related to the Series A preferred stock were approximately $134,627, which have been accreted to the principal balance of the Series A preferred stock.

Warrants

The following table summarizes the warrant activity for the six month period ending June 30, 2007:

Balance, December 31, 2006	10,566,375

Granted	—
Exchanged	—
Exercised	—
Expired or cancelled	—

Balance, June 30, 2007	10,566,375

13.           SEGMENT INFORMATION

The Company’s consolidated operations are divided into two segments: Law and Biometric. The Company evaluates performance and allocates resources based on revenues and operating income (loss). Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment in addition to those allocated as a percentage based on the segments budgeted revenues. The segmentation of operating income (loss) as noted above and detailed below reflects how management now evaluates its business.  Assets for the company are commingled and are related to all operating segments. Management does not evaluate or identify the operating assets of the segments separately.

Geographically North American sales accounted for approximately 100% of the Company’s total sales for the three and six month periods ended June 30, 2007 and 2006.

Summarized financial information concerning our reportable segments is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue:
Law	$2,309,407	$2,875,937	$4,907,078	$4,900,387
Biometrics	153,452	158,524	271,021	577,958
Consolidated Revenue	$2,462,859	$3,034,461	$5,178,099	$5,478,345
Segment operating profit/(loss)
Law	(998,399)	(880,898)	(2,045,676)	(2,525,906)
Biometrics	(534,477)	(720,541)	(1,159,013)	(1,109,914)
Total Segment Operating Loss	(1,532,876)	(1,601,439)	(3,204,689)	(3,635,820)
Reconciliation to net loss
Derivative and warrant fair value adjustments	(158,916)	2,556,159	670,452	5,000,852
Interest income	1,331	—	1,331	—
Interest expense	(260,801)	(2,262,632)	(799,317)	(4,329,156)
Loss on extinguishment of debt	(403,940)	—	(403,940)	(2,322,016)
Other expense	(18,000)	(17,118)	(23,902)	(32,294)
Net loss from continuing operations	(2,373,202)	(1,325,030)	(3,760,065)	(5,318,434)
Income (loss) from discontinued operations	(34,385)	252,046	440,105	449,170
Gain on disposal of discontinued operations	4,070,859	—	4,070,859	—
Net income (loss)	$1,663,272	$(1,072,984)	$750,899	$(4,869,264)

14.                 EXTINGUISHMENT OF DEBT

To address certain liquidity issues, on January 23, 2006, the Company issued convertible debt, common stock and warrants in consideration for certain modifications of its outstanding 2004 and 2005 Senior Notes.

On May 22, 2007, the Company used approximately $4,300,000 of the net cash proceeds received in connection with the sale of the Fire Segment (see Note 3) to repay in full its obligations to Laurus under the 2004 and 2005 Senior Notes.

In accordance with the Emerging Issues Task Force of the FASB No. 96-19, Debtor’s Accounting for Modification or Exchange of Debt Terms (“EITF 96-19”), and Accounting Principles Board Opinion No. 26, Early Extinguishment of Debt (“APB 26”), the Company treated the above transactions as extinguishments of debt, and recorded a non-operating “loss on extinguishment of debt” of $2,322,016 for the January 2006 transaction and $403,940 for the May 2007 transaction.

15.                 INCOME TAXES

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 “Accounting for the Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained based on the technical merits of the position. As disclosed in the Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, the Company has a valuation allowance against the full amount of its net deferred taxes. The Company currently provides a valuation allowance against deferred taxes when it is more likely than not that some portion, or all of its deferred tax assets will not be realized.

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

The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The periods from 2000-2006 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax risk beyond the preceding discussion. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN No. 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and six months ended June 30, 2007.

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

Since our inception in 1993, we have spent substantial time and effort in completing the development of what we believe is the most discriminating and effective finger biometric technology available. During the past three years, our focus has shifted to marketing and selling this technology and completing strategic acquisitions that can help us leverage our capability to deliver identification solutions. We have built a direct sale force of professionals with substantial experience in selling technology solutions to government and corporate customers.

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

On May 22, 2007, the Company and ZOLL Data Systems, Inc., a subsidiary of ZOLL Medical Corporation (“ZOLL”), entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which ZOLL acquired substantially all of the assets related to the Company’s Fire/EMS Services division (the “Business”) for $7,000,000 in cash (the “Sale”).  ZOLL also agreed, pursuant to the Purchase Agreement, to assume certain liabilities related to the Business.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157) which is effective for calendar year companies on January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. Management is currently evaluating the impact and timing of the adoption of SFAS 157 on the Corporation’s financial condition and results of operations.

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

RESULTS OF OPERATIONS

THREE AND THREE MONTHS ENDED JUNE 30, 2007

AS COMPARED TO JUNE 30, 2006

INTRODUCTION

The Company operates under two business segments: Biometrics, and Law Enforcement. Each segment is headed by a General Manager and organized to quickly respond to market needs as well as to drive down costs to achieve profitability. Management believes that this initiative will lead to increased opportunities throughout 2007 as the General Managers continue to develop their business units. During the quarter ended June 30, 2007 the Company continued to stay focused on its objectives of increasing revenue and managing expenses.

Consolidated Results of Operations - Percent Trend

	Three Months Ended June 30,
	2007	2006
Revenues
Services	69%	79%
License fees and other	31%	21%
	100%	100%
Costs and other expenses
Cost of services	16%	18%
Cost of license fees and other	3%	4%
	19%	22%
Gross Profit	81%	78%

Operating expenses
Selling, general and administrative	90%	86%
Research, development and engineering	53%	44%
	143%	130%
Operating loss	-62%	-52%

Other income (deductions)
Total other income (deductions)	-34%	9%
Net Income (Loss) from continuing operations	-96%	-43%
Net Income (Loss) from discontinued operations	-1%	8%
Gain on disposal of discontinued operations	165%	0%
Net Income (Loss)	68%	-35%

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

	Three months ended June 30,
	2007	2006	$ Change	% Change

Revenues
Law Enforcement
Service	$1,688,112	$2,380,970	$(692,858)	-29%
License & other	621,295	494,967	126,328	26%
	2,309,407	2,875,937	(566,530)	-20%
Biometrics
Service	9,355	19,996	(10,641)	-53%
License & other	144,097	138,528	5,569	4%
	153,452	158,524	(5,072)	-3%

Total Revenue	$2,462,859	$3,034,461	$(571,602)	-19%

Cost of goods sold
Law Enforcement
Service	$362,339	$491,729	$(129,390)	-26%
License & other	29,588	103,305	(73,717)	-71%
	391,927	595,034	(203,107)	-34%
Biometrics
Service	37,240	60,256	(23,016)	-38%
License & other	34,105	27,040	7,065	26%
	71,345	87,296	(15,951)	-18%

Total COGS	$463,272	$682,330	$(219,058)	-32%

Revenues

Law Enforcement

Service revenue for the segment for the three month period ended June 30, 2006 included $773,430 from a long-term project that the Company had participated in as a subcontractor.  The amount resulted from a cash payment of $570,546 along with $202,884 of revenue that was previously deferred until evidence of full acceptance by the end user was received by the Company.  License & other revenue for the three month period ended June 30, 2007 included $310,000 from a cash payment that the Company received for the above mentioned project.

Biometrics

Biometrics revenue for the three months ended June 30, 2007 decreased 3% from the same period in 2006 as the market for the company’s products continues to develop slowly.

Costs of goods sold

Law Enforcement

Cost of services for the three months ended June 30, 2007 decreased from the 2006 period due to a lower headcount within the segment, and efficiencies gained from utilizing newer communication technologies.

Cost of licenses for the three month period ended June 30, 2006 included approximately $65,000 from the purchase of third party software, which was a non-recurring expense. In addition, $310,000 of license revenue recognized in the three months ended June 30, 2007 had no current costs attributed to it.

Biometrics

Cost of services decreased for the three months ended June 30, 2007 due to a lower allocable cost base of corporate expenses, as the Company moved to a direct cost center method in its operations. License and other costs are primarily related to the hardware costs of sales of biometric fingerprint readers. Fluctuations of expenses in this segment should be read in the context of a small prior-year base-line value of costs.

Selling, general and administrative

	Three months ended June 30,
	2007	2006	$ Change	% Change

Law Enforcement	$1,857,826	$2,167,972	$(310,146)	-14%
Biometrics	354,655	451,718	(97,063)	-21%

Total	$2,212,481	$2,619,690	$(407,209)	-16%

For 2006, SG&A costs were allocated to segments based on several factors including management estimates and percentage of revenue.  For 2007, sales expenses and R&D management expenses are a direct cost to the segment, while G&A costs are allocated between business segments on fixed percentages that were established by management during the budgeting process.

The overall decline in total SG&A costs for the quarter ended June 30, 2007 as compared to 2006 are primarily attributable to a reduction in headcount driven by continued focus on expense management.  Included in the cost reductions, were reduced commission expenses of $100,000, and elimination of certain compliance costs from restating prior financial statements during the second quarter of 2006.

Research, development and engineering

	Three months ended June 30,
	2007	2006	$ Change	% Change

Law Enforcement	$1,058,054	$993,829	$64,225	6%
Biometrics	261,928	340,051	(78,123)	-23%

Total	$1,319,982	$1,333,880	$(13,898)	-1%

Law Enforcement & Biometrics

R&D costs have remained relatively stable over the two periods under review. These figures represent the costs of investing in products under development at a point in time, and are mainly driven by headcount.

Other income and expense

	Three months ended June 30,
	2007	2006	$ Change	% Change

Derivative and warrant fair value adjustments	$(158,916)	$2,556,159	$(2,715,075)	-106%
Interest income	1,331	—	1,331	n/a
Interest expense	(260,801)	(2,262,632)	2,001,831	-88%
Loss on extinguishment of debt	(403,940)	—	(403,940)	n/a
Other income (expense)	(18,000)	(17,118)	(882)	5%

Total	(840,326)	276,409	(1,116,735)	-404%

For the quarter ended June 30, 2007, interest expense decreased $2,001,831 or 88% as compared to the same quarter in 2006.  The decrease was attributable to reductions in convertible debt, related discount and other debt related instruments due to the Company restructuring in August 2006, the expiration of the letter of credit arrangement with Aether Systems Inc. on December 31, 2006, and the repayment of all debt in May 2007.  Interest expense includes actual cash paid for interest as well as non-cash charges for amortization of debt discounts and deferred charges.

For the quarter ended June 30, 2007, derivative and warrant fair value adjustments decreased, when compared to the 2006 period, due to changes in the fair market value of embedded derivatives and detachable warrants issued with convertible debt issued in 2004 and 2005, as well as additional derivatives recorded as a result of financings in 2006. The fair value of the derivatives will fluctuate based on; our stock price on the valuation date, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate, and the time to maturity of the outstanding debt at different points in time.

The balance of unamortized debt discounts, deferred financing charges, and derivatives with respect to the 2004 and 2005 financings were extinguished as part of the May 2007 debt repayment.  The changes represented non-cash income and expense charges to the statement of operations, and were classified as loss on extinguishment of debt. There was no extinguishment of debt for the quarter ended June 30, 2006.

SIX MONTHS ENDED JUNE 30, 2007 AS COMPARED TO JUNE 30, 2006

Consolidated Results of Operations - Percent Trend

	Six Months Ended June 30,
	2007	2006
Revenues
Services	69%	73%
License fees and other	31%	27%
	100%	100%
Costs and other expenses
Cost of services	16%	21%
Cost of license fees and other	2%	3%
	18%	24%
Gross Profit	82%	76%

Operating expenses
Selling, general and administrative	92%	92%
Research, development and engineering	52%	50%
	144%	142%
Operating loss	-62%	-66%

Other income (deductions)
Total other income (deductions)	-10%	-31%
Net Income (Loss) from continuing operations	-72%	-97%
Net Income (Loss) from discontinued operations	8%	8%
Gain on disposal of discontinued operations	79%	0%
Net Income (Loss)	15%	-89%

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

	Six months ended June 30,
	2007	2006	$ Change	% Change
Revenues
Law Enforcement
Service	$3,541,446	$3,979,529	$(438,083)	-11%
License & other	1,365,632	920,858	444,774	48%
	4,907,078	4,900,387	6,691	0%
Biometrics
Service	31,197	36,614	(5,417)	-15%
License & other	239,824	541,344	(301,520)	-56%
	271,021	577,958	(306,937)	-53%

Total Revenue	$5,178,099	$5,478,345	$(300,246)	-5%

Cost of goods sold
Law Enforcement
Service	$770,180	$1,024,346	$(254,166)	-25%
License & other	48,223	145,872	(97,649)	-67%
	818,403	1,170,218	(351,815)	-30%
Biometrics
Service	77,288	108,178	(30,890)	-29%
License & other	46,381	37,877	8,504	22%
	123,669	146,055	(22,386)	-15%

Total COGS	$942,072	$1,316,273	$(374,201)	-28%

Revenues

Law Enforcement

Service revenue for the segment for the six month period ended June 30, 2006 included $773,430 from a long-term project that the Company had participated in as a subcontractor.  The amount resulted from a cash payment of $570,546 along with $202,884 of revenue that was previously deferred until evidence of full acceptance by the end user was received by the Company.  License & other revenue for the six month period ended June 30, 2007 included $603,000 from a cash payment that the Company received for the above mentioned project, and also $244,000 from a sale to a new customer.

Biometrics

For the six months ended June 30, 2007, the Biometric segment had a decline in revenues over the same period in 2006, as the 2006 results included a substantial license sale to a single customer.  Sales in this segment continue to be unpredictable as the market for the Biometrics’ products continues to develop at an inconsistent pace.

Costs of goods sold

Law Enforcement

Cost of services for the six months ended June 30, 2007 and 2006 followed a similar trend as a proportion of service revenue. Cost of licenses for the six month period ended June 30, 2006 included approximately $65,000 from the purchase of third party software, which was a non-recurring expense. In addition, $603,000 of license revenue recognized in the six months ended June 30, 2007 had no current costs attributed to it.

Biometrics

Cost of services decreased for the six months ended June 30, 2007 due to a lower allocable cost base of corporate expenses, as the Company moved to a direct cost center method in its operations. License and other costs are primarily related to the hardware costs of sales of biometric fingerprint readers. Fluctuations of expenses in this segment should be read in the context of a small prior-year base-line value of costs.

Selling, general and administrative

	Six months ended June 30,
	2007	2006	$ Change	% Change

Law Enforcement	$4,019,178	$4,183,632	$(164,454)	-4%
Biometrics	744,598	899,775	(155,177)	-17%

Total	$4,763,776	$5,083,407	$(319,631)	-6%

For 2006, SG&A costs were allocated to segments based on several factors including management estimates and percentage of revenue.  For 2007, sales expenses and R&D management expenses are a direct cost to the segment, while G&A costs are allocated between business segments on fixed percentages that were established by management during the budgeting process.

The overall decline in the total SG&A costs for the six months ended June 30, 2007 as compared to 2006 was primarily attributable to a reduction in headcount driven by continued focus on expense management. The decrease resulted from reduced commission charges, as well as elimination of certain accounting and consulting fees incurred during in 2006 relating to reporting and compliance issues the Company experienced due to restatements and amendments of previously filed financial and registration statements. The decrease was offset by the Company incurring $426,000 in legal and regulatory costs associated with the failed acquisition of a Canadian company.

Research, development and engineering

	Six months ended June 30,
	2007	2006	$ Change	% Change

Law Enforcement	$2,115,175	$2,072,443	$42,732	2%
Biometrics	561,765	642,042	(80,277)	-13%

Total	$2,676,940	$2,714,485	$(37,545)	-1%

Law Enforcement & Biometrics

R&D costs have remained relatively stable over the two periods under review. These figures represent the costs of investing in products under development at a point in time, and are mainly driven by headcount.

Other income and expense

	Six months ended June 30,
	2007	2006	$ Change	% Change

Derivative and warrant fair value adjustments	$670,452	$5,000,852	$(4,330,400)	-87%
Interest income	1,331	—	1,331	n/a
Interest expense	(799,317)	(4,329,156)	3,529,839	-82%
Loss on extinguishment of debt	(403,940)	(2,322,016)	1,918,076	-83%

Other income (expense)	(23,902)	(32,294)	8,392	-26%

Total	$(555,376)	$(1,682,614)	1,127,238	-67%

For the six months ended June 30, 2007, interest expense decreased $3,529,839 or 82% as compared to the same quarter in 2006.  The decrease was attributable to reductions in convertible debt, related discount and other debt related instruments due to the Company restructuring in August 2006, the expiration of the letter of credit arrangement with Aether Systems Inc. on December 31, 2006, and the repayment of all debt in May 2007.  Interest expense includes actual cash paid for interest as well as non-cash charges for amortization of debt discounts and deferred charges.

For the six months ended June 30, 2007, derivative and warrant fair value adjustments decreased, when compared to the 2006 period, due to changes in the fair market value of embedded derivatives and detachable warrants issued with convertible debt issued in 2004 and 2005, as well as additional derivatives recorded as a result of financings in 2006. The fair value of the derivatives will fluctuate based on; our stock price on the valuation date, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate, and the time to maturity of the outstanding debt at different points in time.

The balance of unamortized debt discounts, deferred financing charges, and derivatives with respect to the 2004 and 2005 financings were extinguished as part of the May 2007 debt repayment, and January 2006 refinancing.  The changes represented non-cash income and expense charges to the statement of operations, and were classified as loss on extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during the six months ended June 30, 2007 was approximately $2,227,000, including approximately $2,361,000 used for continuing operations offset by approximately $575,000 provided by the discontinued Fire business. The cash used for operating activities of continuing operations was primarily due to the following items:

•                  Positive cash flows related to a decrease in accounts receivable of approximately $1,425,000,

•                  Negative cash flows from a decrease in deferred revenue of approximately $908,000 due to the timing of billings.

The following non-cash items reflected in the Company’s statement of operations are used to reconcile the net loss to the net cash used in operating activities during the six months ended June 30, 2007:

•                  The Company issued notes in 2004, 2005 and 2006 and preferred stock in 2006, all of which contained embedded derivatives, and associated warrants. In 2007, the Company recognized gains of approximately $670,000 related to the decrease in value of the derivatives and associated warrants. The decrease in value is driven mainly by the decline in value of the underlying BIO-key stock.

•                  A debt discount was identified when the 2004, 2005 and 2006 notes were initially recorded to reflect the fair market value of the embedded derivatives and warrants associated with the debt. The discount was amortized using the effective interest method into earnings until the underlying debt was repaid on May 22, 2007. In 2007, the company recorded non-cash interest expense related to the amortization of the debt discount of approximately $360,000.

•                  The Company recorded approximately $403,000 of charges in 2007, for the non-cash expense related to the extinguishment of debt as a result of the May 2007 repayment. The loss mainly relates to the accounting for the effect of extinguishing previously recorded deferred financing costs and changes in the present value of embedded derivatives, and warrants.

•                  The company recorded approximately $368,000 of charges in 2007 for the expense of amortizing intangible assets.

•                  The Company recorded approximately $389,000 of charges in 2007 for the expense of issuing options to employees for services.

Net cash provided by investing activities for the six months ended June 30, 2007 was approximately $6,840,000, including approximately $6,848,000 provided by continuing operations, offset by approximately $8,000 used by the discontinued Fire business. The cash provided by investing activities for continuing operations was primarily driven by $7,000,000 in proceeds from the disposal of the Fire business, and deposit returns of approximately $313,000, offset by approximately $403,000 of funds transferred to an escrow account with respect to the Fire disposal.

Net cash provided by financing activities during the six months ended June 30, 2007 was approximately $4,662,000, which was totally comprised of debt repayments on May 22, 2007.

Working capital deficit at June 30, 2007 was approximately $4,366,000 as compared to a deficit of approximately $8,648,000 at December 31, 2006, the improvement of which was driven mainly by the Company’s repayment of convertible debt in May 2007.

Since January 7, 1993 (date of inception), our capital needs have been principally met through proceeds from the sale of equity and debt securities.

We do not expect any material capital expenditures during the next twelve months.

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Liquidity outlook

At June 30, 2007 our total of cash and cash equivalents was $578,327 as compared to $627,167 at December 31, 2006. This excludes $401,331 of restricted cash, which is currently in escrow in accordance with the settlement of the Fire business proceeds from Zoll. It is expected the escrow balance, less applicable adjustments (if approved) shall be remitted to the Company over the ensuing twelve months.

As discussed above, the Company has financed itself through access to the capital markets by issuing debt securities, convertible preferred stock and common stock. We currently require approximately $1,000,000 per month, to conduct our operations. During the first six months of 2007, we generated approximately $5,178,000 of revenue and expect to increase quarterly revenue during the remainder of 2007, and into 2008.

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

During the review of the Company’s operating results for the quarter ended June 30, 2007, our CEO and CFO determined that, as of that date, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms.  Our management reached this conclusion after identifying our system to capture disclosure items, our internal process of review for account reconciliations, our documentation of internal controls and our internal process for preparing our quarterly report on Form 10-QSB for the quarterly period ended June 30, 2007 as being adequate to provide such assurance.

Changes in Internal Control Over Financial Reporting.

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. We have in the past discovered, and may in the future discover, areas of our disclosure and internal controls that need improvement. As of June 30, 2007, we believe we have addressed these issues, ensuring that our internal control over financial reporting and disclosure controls and procedures have improved sufficiently for us provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. If, however, we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed.

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

PART II — OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

With respect to the convertible notes issued in 2004 and 2005, the Company was required to make interest payments or issue registered shares in lieu of interest payments on a monthly basis.

Due to the previous defaults on Senior and Subordinated Notes held by the Company, obligations totaling $622,764 were accrued in prior periods. Effective April 18, 2007, the Company entered into an agreement with Laurus to satisfy these default interest obligations in full by issuing shares of the Company’s restricted common stock to Laurus. This agreement was subject to a condition that the Company would consummate a business transaction on or before May 18, 2007, or such later date as the parties agreed, which would raise sufficient proceeds to repay all of the Company’s obligations under the 2004 and 2005 Senior Notes.

As mentioned above, the Company disposed of the Fire Segment during the period. A portion of the proceeds were used to repay the balance of the 2004 and 2005 Notes. On May 22, 2007, in accordance with the agreement with Laurus, the Company converted the balance of the default interest payable into shares of restricted common stock.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-Key International, Inc.

Dated: August 14, 2007	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer

Dated: August 14, 2007	/s/ Francis J. Cusick
Francis J. Cusick
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1 (2)	Purchase and Sale Agreement, dated as of May 22, 2007, by and between the Company and ZOLL Data Systems, Inc

10.2 (3)	Compensation Agreement, dated July 12, 2007, by and between the Company and Mr. Colatosti.

31.1(1)	Certificate of CEO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2 (1)	Certificate of CFO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1(1)	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350

32.2 (1)	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

(1)             Filed herewith

(2)           Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2007 and incorporated herein by reference.

(3)           Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2007 and incorporated herein by reference.