Form 10QSB
period 2007-09-30
BIO KEY INTERNATIONAL INC
filed 2007-11-13
CIK 1019034

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the Transition Period from to

Commission file number 1-13463

BIO-KEY INTERNATIONAL, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation of Organization)	41-1741861 (IRS Employer Identification Number)
3349 HIGHWAY 138, BUILDING D, SUITE B, WALL, NJ 07719 (Address of Principal Executive Offices)
(732) 359-1100 (Issuer's Telephone Number)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

        Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Exchange Act)    Yes ☐ No ☒

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 60,381,895 issued and outstanding shares of the registrant's common stock, par value $.0001 per share, as of November 09, 2007.

        Transitional Small Business Disclosure Format (check one):    Yes ☐ No ☒

BIO-KEY INTERNATIONAL, INC.

INDEX

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2007
(Unaudited)
ASSETS:
Cash and cash equivalents	$850,081
Restricted cash	154,712
Receivables
Billed, less allowance for doubtful receivables of $112,871	1,789,663
Costs and earnings in excess of billings on uncompleted contracts	678,193
Inventory	7,217
Prepaid expenses	134,289

Total current assets	3,614,155
Equipment and leasehold improvements, net	240,446
Deposits	487,814
Intangible assets—less accumulated amortization	1,518,485
Goodwill	7,836,986

Total non-current assets	10,083,731

TOTAL ASSETS	$13,697,886

LIABILITIES:
Accounts payable	$1,212,499
Accrued liabilities	3,298,567
Deferred rent	498,602
Deferred revenue	4,012,991
Current liabilities of discontinued operations	61,972

Total current liabilities	9,084,631

Warrants	103,365
Redeemable preferred stock derivatives	86,304
Deferred revenue	38,112

Total non-current liabilities	227,781

TOTAL LIABILITIES	9,312,412

Commitments and contingencies
Series B redeemable convertible preferred stock: authorized, 1,000,000 shares (liquidation preference of $1 per share); issued and outstanding 970,612 shares of $.0001par value respectively, net	849,719
Series C redeemable convertible preferred stock: authorized, 600,000 shares (liquidation preference of $10 per share); issued and outstanding 592,032 shares of $.0001 par value respectively, net	5,558,798

6,408,517

STOCKHOLDERS' EQUITY/(DEFICIT):
Preferred stock—authorized, 5,000,000 shares (liquidation preference of $100 per share) Series A 7% Convertible; issued and outstanding 30,557 shares of $.0001 par value	3
Common stock—authorized, 170,000,000 shares; issued and outstanding; 60,074,399 shares of $.0001 par value	6,007
Additional paid-in capital	52,252,314
Accumulated deficit	(54,281,367)

TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	(2,023,043)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$13,697,886

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues
Services	$1,516,822	$2,376,903	$5,089,465	$6,393,046
License fees and other	651,269	590,913	2,256,726	2,053,114

	2,168,091	2,967,816	7,346,191	8,446,160
Costs and other expenses
Cost of services	359,963	484,567	1,207,433	1,617,091
Cost of license fees and other	101,648	141,719	196,251	325,468

	461,611	626,286	1,403,684	1,942,559

Gross Profit	1,706,480	2,341,530	5,942,507	6,503,601

Operating Expenses
Selling, general and administrative	1,935,670	2,354,574	6,699,446	7,438,380
Research, development and engineering	1,220,257	1,311,278	3,897,197	4,025,763

	3,155,927	3,665,852	10,596,643	11,464,143

Operating loss	(1,449,447)	(1,324,322)	(4,654,136)	(4,960,542)
Other income (deductions)
Derivative and warrant fair value adjustments	262,539	547,752	932,991	5,548,604
Interest income	4,725	—	6,057	—
Interest expense	(19,440)	(586,689)	(818,757)	(4,915,445)
Loss on extinguishment of debt	—	(5,493,701)	(403,940)	(7,815,717)
Other	11,008	(18,891)	(12,896)	(51,185)

	258,832	(5,551,529)	(296,545)	(7,233,743)

Loss from continuing operations	(1,190,615)	(6,875,851)	(4,950,681)	(12,194,285)
Income from discontinued operations	—	643,119	440,105	1,092,289
Gain on disposal of discontinued operations, net of expected tax of $0	1,147	—	4,072,006	—

Net Loss	$(1,189,468)	$(6,232,732)	$(438,570)	$(11,101,996)

Basic and Diluted Earnings per Common Share:
Loss from continuing operations	$(0.03)	$(0.14)	$(0.11)	$(0.26)
Income from discontinued operations	—	0.01	0.01	0.02
Gain on disposal of discontinued operations	0.00	—	0.07	—

Net loss	$(0.03)	$(0.13)	$(0.03)	$(0.24)

Weighted Average Shares Outstanding:
Basic	59,413,729	50,733,960	58,048,664	48,752,262
Diluted	59,413,729	50,733,960	58,048,664	48,752,262

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(438,570)	$(11,101,996)
Less:
Income from discontinued operations	(440,105)	(1,092,289)
Gain on disposal of discontinued operations	(4,072,006)	—

Loss from continuing operations	(4,950,681)	(12,194,285)
Adjustments to reconcile net loss to cash used in operating activities:
Derivative and warrant fair value adjustments	(932,991)	(5,548,604)
Loss on extinguishment of debt	403,003	7,815,719
Depreciation	193,600	193,461
Amortization
Intangible assets	571,847	547,536
Deferred financing costs	83,871	167,275
Discounts on convertible debt related to warrants and beneficial conversion features	360,245	2,515,875
Allowance for doubtful receivables	(28,756)	57,616
Deferred rent	(369,248)	(327,689)
Fair market value adjustment on equity issuance and warrant modification	124,999	—
Share-based compensation	534,157	509,085
Change in assets and liabilities:
Accounts receivable trade	1,089,681	(1,940,307)
Costs and earnings in excess of billings on uncompleted contracts	475,666	2,865,487
Inventory	4,150	(17,826)
Prepaid expenses and other	(14,059)	(10,517)
Accounts payable	(62,613)	319,466
Billings in excess of costs and earnings on uncompleted contracts	(11,429)	13,289
Accrued liabilities	(603,994)	(328,649)
Deferred revenue	290,768	1,008,449

Net cash used for continuing operations	(2,841,784)	(4,354,619)
Net cash provided by discontinued operations	576,383	1,409,524

Net cash used for operating activities	(2,265,401)	(2,945,095)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(53,296)	(98,366)
Deposits	312,539	1,027,585
Proceeds from the sale of the Fire business	7,000,000	—
Transfer of funds to restricted cash	(154,712)	—
Patent costs	53,357	(49,477)

Net cash provided by continuing operations	7,157,888	879,742
Net cash used for discontinued operations	(7,615)	(21,071)

Net cash provided by investing activities	7,150,273	858,671

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of long-term obligations	—	988,000
Repayment of long term obligations	(4,661,958)	(348,349)
Preferred stock dividends paid	—	(59,303)
Issuance of common stock	—	1,500,000
Proceeds from exercise of options and warrants	—	8,400
Financing costs	—	(131,552)

Net cash used for continuing operations	(4,661,958)	1,957,196
Net cash used for discontinued operations	—	—

Net cash used for financing activities	(4,661,958)	1,957,196

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	222,914	(129,228)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	627,167	1,422,827

CASH AND CASH EQUIVALENTS, END OF PERIOD	$850,081	$1,293,599

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2007	2006
Cash paid for:
Interest	370,090	1,061,157
Noncash Investing and Financing Activities:
Conversion of convertible notes and related obligations, net of discount, and accrued interest into common stock	772,764	894,123
Issuance of Series B redeemable preferred stock in exchange for debt and related obligations	—	988,000
Issuance of Series C redeemable preferred stock in exchange for debt and related obligations	—	5,920,320
Issuance of common stock in conjunction with refinancing	—	189,000
Modification of warrants in conjunction with refinancing	—	110,453
Origination of warrants in conjunction with debt financing	—	308,376
Origination of warrants in conjunction with equity financing	—	103,229
Issuance of common stock in exchange for Series A, B and C preferred stock and cumulative dividends in arrears, thereon	978,975	1,166,874
Origination of embedded derivatives in conjunction with debt financing	—	679,624
Origination of embedded derivatives in conjunction with preferred stock financing	—	1,434,004

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 (Unaudited)

1.
BASIS OF PRESENTATION

        The accompanying unaudited interim consolidated financial statements include the accounts of BIO-key International, Inc. and its wholly owned subsidiary (collectively, the "Company") and are stated in conformity with accounting principles generally accepted in the United States, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. Significant intercompany accounts and transactions have been eliminated in consolidation.

        In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the financial position and the results of its operations and cash flows for the periods presented. It is suggested that these unaudited interim consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 (the "Form 10-KSB").

Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157) which is effective for calendar year companies on January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. Management is currently evaluating the impact and timing of the adoption of SFAS 157 on the Corporation's financial condition and results of operations.

        In February, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which is effective for calendar year companies on January 1, 2008. The statement allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. Management is currently evaluating the impact and timing of the adoption of SFAS 159 on the Corporation's financial condition and results of operations.

Reclassifications

        Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation. These reclassifications had no effect on the previously reported net loss or stockholders' equity (deficit).

2.
LIQUIDITY AND CAPITAL RESOURCE MATTERS

        We have only recently begun to generate significant revenues and have incurred significant losses to date, and at September 30, 2007, we had an accumulated deficit of approximately $54 million. In addition, broad commercial acceptance of our technology is critical to the Company's success and ability to generate future revenues.

        The Company remains in need of additional capital, and is currently considering various alternatives related to raising additional capital, including new funding from various third-party sources. No assurance can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained by the Company in order to meet its needs, or that such financing would not be dilutive to existing shareholders.

        The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern, and assumes continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The matters described in the preceding paragraphs raise substantial doubt about the Company's ability to continue as a going concern. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements on a continuing basis, and become profitable in its future operations. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

3.
DISCONTINUED OPERATIONS

        On May 22, 2007, the Company and ZOLL Data Systems, Inc. ("ZOLL"), a subsidiary of ZOLL Medical Corporation, entered into an Asset Purchase Agreement (the "Purchase Agreement"), pursuant to which ZOLL acquired substantially all of the assets related to the Company's Fire/EMS Services division (the "Fire Segment" or "Fire").

        At the closing of the sale, the Company received approximately $1.8 million in cash, which represented the purchase price of $7 million, less closing adjustments of approximately $4.3 million, which was paid to the Senior Noteholder (see Note 9), approximately $450,000, which was paid to the leaseholder of the Company's premises, $400,000, which was placed in escrow pursuant to the Purchase Agreement, and approximately $40,000 credited to ZOLL on the assumption of certain liabilities.

        $250,000 of the escrow balance was released to ZOLL during the quarter ended September 30, 2007. It is expected the remaining escrow balance, less applicable adjustments (if approved) shall be remitted to the Company over the ensuing nine months.

        The Company recorded a net gain on the sale of the Fire Segment of $4,072,006, or $0.07 per diluted share.

        Prior to the sale, Fire had been reported as a separate segment. The Company sold its Fire operating segment to better focus on its other core lines of business. The Fire business has been reported as a discontinued operation in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and all periods presented have been recast accordingly to reflect these operations as discontinued.

        Revenues and net income (loss) for the Fire Segment for the three and nine month periods ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	—	1,232,282	1,546,746	2,735,899
Net income (loss)	—	643,119	440,105	1,092,289

4.
SHARE BASED COMPENSATION

        The Company accounts for share based compensation in accordance with the provisions of SFAS 123R, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The majority of our share-based compensation arrangements vest over either a three or four year vesting schedule. The Company expenses its share-based compensation under the ratable method, which treats each vesting tranche as if it were an individual grant. The fair value of stock options is determined using the Black-Scholes valuation model, and requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the "expected option term"), the estimated volatility of our common stock price over the option's expected term, the risk-free interest rate over the option's expected term, and the Company's expected annual dividend yield. Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized as an expense in the consolidated statements of operations. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the service period, net of estimated forfeitures (the number of individuals that will ultimately not complete their vesting requirements). The estimation of stock awards that will ultimately vest requires significant judgment. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

        The compensation expense recognized under SFAS 123R increased the Company's loss from continuing operations by $145,173 with no effect per share (basic and diluted) for the three months ended September 30, 2007, and $534,157 with a $0.01 effect per share (basic and diluted), for the nine months ended September 30, 2007. There was no impact on cash flows from operating, investing, or financing activities. As the Company uses the full valuation allowance with respect to deferred taxes, SFAS 123R had no impact on deferred taxes.

        The following table presents share-based compensation expenses for continuing operations included in the Company's unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,	Three Months Ended September 30,
	2007	2006
Cost of services	$4,470	$14,531
Selling, general and administrative	71,683	167,272
Research, development and engineering	69,020	46,779

	$145,173	$228,582

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2007	2006
Cost of services	$13,948	$38,693
Selling, general and administrative	369,881	369,159
Research, development and engineering	150,328	101,233

	$534,157	$509,085

Valuation Assumptions for Stock Options

        For the three and nine months ended September 30, 2007, 137,000, and 290,000 stock options were granted, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,
	2007	2006
Risk free interest rate	4.59%	4.91-5.08%
Expected life of options (in years)	4.5	4.0-7.0
Expected dividends	0%	0%
Volatility of stock price	88%	92-118%
	Nine Months Ended September 30,
	2007	2006
Risk free interest rate	4.58-4.68%	4.53-5.08%
Expected life of options (in years)	4.5	4.0-7.0
Expected dividends	0%	0%
Volatility of stock price	86-88%	72-129%

        The stock volatility for each grant is determined based on the review of the experience of the weighted average of historical daily price changes of the Company's common stock over the expected option term. The expected term was determined using the simplified method for estimating expected option life, which qualify as "plain-vanilla" options; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

EQUITY COMPENSATION PLAN INFORMATION

1996 Stock Option Plan

        During 1996, the Board of Directors and stockholders of the Company adopted the 1996 Stock Option Plan (the "1996 Plan"). Under the 1996 Plan, 750,000 shares of common stock are reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 100% of fair market value for incentive stock options and 50% for all others. The term of stock options granted may not exceed ten years. Options issued under the Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined, all options outstanding vest immediately. The Plan expired in May 2005.

1999 Stock Option Plan

        During 1999, the Board of Directors of the Company adopted the 1999 Stock Option Plan (the "1999 Plan"). The 1999 Plan was not presented to stockholders for approval and thus incentive stock options are not available under the plan. Under the 1999 Plan, 2,000,000 shares of common stock are reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 85% of fair market value. The term of nonstatutory stock options granted may not exceed ten years. Options issued under the Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined, all options outstanding vest immediately. The 1999 Plan terminates in August 2009.

2004 Stock Option Plan

        On October 12, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan (the "2004 Plan"). The 2004 Plan has not yet been presented to stockholders for approval and thus incentive stock options are not available under this plan. Under the terms of this plan, 4,000,000 shares of common stock are reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 85% of fair market value. The term of stock options granted may not exceed ten years. Options issued under the Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined, all options outstanding vest immediately. The Plan terminates in October 2014.

Non-Plan Stock Options

        Periodically, the Company has granted options outside of the 1996, 1999, and 2004 Plans to various employees and consultants. In the event of change in control, as defined, certain of the non-plan options outstanding vest immediately.

Stock Option Activity

        The following table summarizes stock option activity for the nine months ended September 30, 2007:

							Weighted average remaining contractual term (in years)
	Number of Options					Weighted average exercise price
								Aggregate intrinsic value
	1996 Plan	1999 Plan	2004 Plan	Non Plan	Total
Outstanding, as of December 31, 2006	125,000	995,000	2,896,419	4,118,000	8,134,419	$0.85	4.64
Granted	—	—	290,000	—	290,000	0.40
Exercised	—	—	—	—	—	—
Forfeited	—	—	(425,351)	(50,000)	(475,351)	0.55
Expired	(45,000)	(130,000)	(484,984)	(50,000)	(709,984)	0.89

Outstanding, as of September 30, 2007	80,000	865,000	2,276,084	4,018,000	7,239,084	0.85	3.89	$—
Vested or expected to vest at September 30, 2007					6,784,027	0.87	3.74	—
Exercisable at September 30, 2007					5,905,712	0.89	3.54	—

        The options outstanding and exercisable at September 30, 2007 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)	Number exercisable	Weighted average exercise price
$0.15-0.21	127,000	$0.18	3.99	60,000	$0.19
0.22-0.40	897,000	0.34	2.31	817,329	0.33
0.41-0.68	2,159,165	0.56	3.73	1,514,133	0.54
0.69-1.11	2,261,419	0.90	4.89	1,771,418	0.94
1.12-6.42	1,794,500	1.44	3.62	1,742,832	1.44

$0.15-6.42	7,239,084			5,905,712

        The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company's closing stock price of $0.14 as of September 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2007 was 0.

        The weighted average fair value of options, as determined under SFAS No. 123R, granted during the three months ended September 30, 2007 and September 30, 2006 was $0.07 and $0.31 per share, respectively, and during the nine months ended September 30, 2007 and September, 2006 was $0.13 and $0.53 per share respectively.

        The total intrinsic value of options exercised during the three-month period ended September 30, 2007 and September 30, 2006 was $0 and $0, respectively. The aggregate intrinsic value of options exercised during the nine-month period ended September 30, 2007 and September 30, 2006 was $0 and $0 respectively.

        As of September 30, 2007 future compensation cost related to nonvested stock options is approximately $327,066 and will be recognized over an estimated weighted average period of approximately 1.07 years.

5.
EARNINGS PER SHARE COMMON STOCK ("EPS")

        The Company's basic EPS is calculated using net income (loss) available to common shareholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes and preferred stock. For the three and nine months ended September 30, 2007 and 2006, diluted per share computations are not presented since this effect would be antidilutive.

        The reconciliation of the numerator of the basic and diluted EPS calculations, due to the inclusion of preferred stock dividends and accretion was as follows for the following three and nine month periods ended September 30:

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
Numerator:
Loss from continuing operations	$(1,190,615)	$(6,875,851)	$(4,950,681)	$(12,194,285)
Convertible preferred stock dividends and accretion	(474,358)	(369,200)	(1,417,266)	(581,877)

Loss available to common stockholders (basic and diluted EPS)	$(1,664,973)	$(7,245,051)	$(6,367,947)	$(12,776,162)

        The following table summarizes the potential weighted average shares of common stock that were excluded from the diluted per share calculation, because the effect of including these potential shares was antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Preferred Stock	33,155,440	14,364,171	26,287,737	9,146,462
Convertible Debt	—	11,952,895	4,543,057	13,250,644
Stock Options	961	247,461	19,361	530,681
Warrants	—	6,668	—	440,647

Potentially dilutive securities	33,156,401	26,571,195	30,850,155	23,368,434

        Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock options	5,905,712	6,986,750	5,845,712	5,941,750
Warrants	10,566,375	14,124,486	10,566,375	10,226,475

Total	16,472,087	21,111,236	16,412,087	16,168,225

6.
EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Equipment and leasehold improvements at September 30, 2007 consisted of the following:

September 30, 2007
Equipment	$517,658
Furniture and fixtures	187,984
Software	148,055
Leasehold improvements	198,889

1,052,586
Less accumulated depreciation and amortization	(812,140)

Total	$240,446

7.
GOODWILL AND OTHER INTANGIBLE ASSETS

        The Company's goodwill resulted from the acquisition of Public Safety Group, Inc. and certain assets and assumed liabilities of the Mobile Government Division of Aether Systems, Inc. in 2004. As provided by SFAS No. 142, the Company has elected to perform the annual assessment of the carrying value of all goodwill as of September 30 of each year using a number of criteria, including the value of the overall enterprise. As of September 30, 2007, the Company believes no material impairment exists. Future impairment charges from existing operations or other acquisitions, if any, will be reflected as an operating expense in the statement of operations. As of September 30, 2007 goodwill totaled $7,836,986.

        Other intangible assets as of September 30, 2007 consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Copyrighted software	$1,181,429	$(827,000)	$354,429
Customer relationships	617,271	(370,362)	246,909
Trademarks	807,872	(522,706)	285,166
Developed technology	434,353	(260,611)	173,742
Marketing agreements	605,340	(423,738)	181,602
Patents and patents pending	302,866	(26,229)	276,637

Total	$3,949,131	$(2,430,646)	$1,518,485

        Aggregate amortization expense for the three months ended September 30, 2007 and 2006, was $203,818 and $182,513 respectively, and was $571,851 and $547,536 for the nine months ended September 30, 2007 and 2006 respectively.

8.
DEFERRED FINANCING COSTS

        Deferred financing costs are amortized based upon the lives of the respective debt obligations. Due to the repayment of all convertible debt during the period, the net book value of the associated deferred financing costs was written off to Loss on Extinguishment of Debt (see Note 14).

        Amortization of deferred financing costs prior to the repayment of convertible debt was included in interest expense, and was $0 and $46,633 for the three months ended September 30, 2007 and 2006 respectively, and was $83,871 and $167,275 for the nine months ended September 30, 2007 and 2006 respectively.

9.
CONVERTIBLE DEBT FINANCING/WARRANTS

        Long-term obligations consisted of the following as of:

September 30, 2007
2004
FMV of warrants	$23,236
2005
FMV of warrants	50,845
2006
FMV of warrants	29,284

Total	$103,365

Senior Convertible Term Notes

2004 and 2005 Senior Notes

        On September 29, 2004, we entered into a Securities Purchase Agreement (the "2004 Senior Purchase Agreement") with Laurus Master Fund, Ltd. ("Laurus"). On June 8, 2005, we entered into a second Securities Purchase Agreement (the "2005 Senior Purchase Agreement") with Laurus.

        On May 22, 2007, the Company used approximately $4,300,000 of the net cash proceeds received in connection with the sale of the Fire Segment (see Note 3) to repay in full its obligations to Laurus under the 2004 and 2005 Senior Notes.

2004 and 2005 Senior Note Derivatives and Discounts

        The 2004 and 2005 Senior Notes contained features that were considered embedded derivative financial instruments, such as: Principal's conversion option, Monthly Payments Conversion Option, Interest Rate Adjustment provision, and the Default provision. These features were bifurcated and recorded on the Company's balance sheet at their fair value.

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

        Due to the previous defaults on Senior and Subordinated Notes held by the Company, obligations totaling $622,764 were accrued in prior periods. Effective April 18, 2007, the Company entered into an agreement with Laurus to satisfy these default interest obligations in full by issuing shares of the Company's restricted common stock to Laurus. This agreement was subject to a condition that the Company would consummate a business transaction on or before May 18, 2007, or such later date as the parties agreed, which would raise sufficient proceeds to repay all of the Company's obligations under the 2004 and 2005 Senior Notes, as noted above.

        On May 22, 2007, in accordance with the agreement with Laurus, the Company converted the balance of the default interest payable into shares of restricted common stock.

10.
ACCRUED LIABILITIES

        Accrued liabilities at September 30, 2007 consisted of the following:

September 30, 2007
Contract costs not yet invoiced by vendors	$2,172,922
Compensation	489,793
Royalties	345,038
Interest	176,083
Other	114,731

Total	$3,298,567

11.
REDEEMABLE PREFERRED STOCK

Series B Convertible Preferred Stock

        The Company issued 1,000,000 shares of redeemable Series B Convertible Preferred Stock on February 23, 2006, upon the conversion of certain convertible term notes. Each share of Series B Preferred Stock has an Original Issue Price of $1.00 per share. The holder has the option to redeem the shares of Series B Preferred Stock at any time for a number of shares of the Company's common stock equal to the Original Issue Price plus accumulated and unpaid dividends divided by the fixed conversion price of $0.30 per share of Common Stock (This conversion price was reset from $0.50 per share of common stock in connection with the sale of our Fire business). The conversion price is subject to adjustment if common stock is issued by the Company subsequent to the original issue date of the Series B preferred stock, except for other conversions, options, warrants, dividends paid in stock or pursuant to an acquisition by the Company, at a price less than the conversion price. Mandatory conversion of all Series B shares will be automatic if, for the 30 trading days prior to January 1, 2009, the average closing bid price for one share of common stock is at least $1.10. The shares shall be converted at the conversion price then in effect. If the average bid price for the 30 trading days prior to January 1, 2009 per common share is less than $1.10 the Company shall mandatorily redeem all remaining outstanding Series B Preferred Stock by paying cash equal to $1.00 per share with all accrued and unpaid dividends. The Company may, at its election, redeem any or all of the remaining outstanding Series B shares in cash at a conversion price equal to $1.20 per share, together with all accrued and unpaid dividends upon giving 30 days' notice. Holders of the Series B Preferred Stock are entitled to cumulative, prior and in preference to holders of common stock dividends equal to 15% per annum of the Original Purchase Price still outstanding, payable quarterly commencing April 1, 2006. In any liquidation of the Company, each share of Preferred Stock is entitled to a liquidation preference on a pari passu basis with the Series A and Series C Preferred Stock before any distribution may be made on the Company's common stock.

        As of September 30, 2007, 1,000,000 shares of Series B Preferred Stock were authorized, 970,612 of which were issued and outstanding, at a par value of $0.0001 and a liquidation preference of $1.00 with accumulated dividends in arrears of $37,207, which have been accreted to the principal balance of the Series B Preferred Stock.

        The Series B Preferred Stock contains features that are considered embedded derivative financial instruments: a conversion option: The Series B Preferred Stock is convertible at the Holder's option at any time at the fixed conversion price of $0.30 per share; Quarterly Dividends Conversion Option: Holders have the option to convert the Series B Preferred Stock's quarterly dividend payment at a conversion price of the average 10 days closing price prior to the dividend record date. These features have been bifurcated and recorded on the Company's balance sheet at their fair value.

        As of September 30, 2007, the derivatives were valued at $12,313. Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 15%; annual volatility of 44%; and risk free annual interest rate of 4.05% as well as probability analysis related to trading volume restrictions.

        An amount equal to the original value of the derivatives was recorded as a discount to the Series B Preferred Stock. The discount is being accreted to the principal balance of the Series B Preferred Stock, using the effective interest method, over the expected term of the Series B Preferred Stock. At September 30, 2007, the unamortized discount on the Series B Preferred Stock was $158,100.

Series C Convertible Preferred Stock

        The Company issued 592,032 shares of redeemable Series C Convertible Preferred Stock on August 10, 2006, upon the exchange of certain convertible term notes. Each share of Series C Preferred Stock has an Original Issue Price of $10.00 per share. The holder has the option to redeem the shares of Series C Preferred Stock at any time for a number of shares of the Company's common stock equal to the Original Issue Price plus accumulated and unpaid dividends divided by the fixed conversion price of $0.30 per share of Common Stock (This conversion price was reset from $0.50 per share of common stock in connection with the sale of our Fire business). The conversion price is subject to adjustment if common stock is issued by the Company subsequent to the original issue date of the Series C Preferred Stock, except for other conversions, options, warrants, dividends paid in stock or pursuant to an acquisition by the Company, at a price less than the conversion price. Mandatory conversion of all Series C shares will be automatic if, for the 30 trading days prior to January 1, 2009, the average closing bid price for one share of common stock is at least $1.20. The shares shall be converted at the conversion price then in effect. If the average bid price for the 30 trading days prior to January 1, 2009 per common share is less than $1.20 the Company shall mandatorily redeem all remaining outstanding Series C Preferred Stock by paying cash equal to $10.00 per share with all accrued and unpaid dividends. The Company may, at its election, redeem any or all of the remaining outstanding Series C shares in cash at a conversion price equal to $12.00 per share, together with all accrued and unpaid dividends upon giving 30 days' notice. Holders of the Series C Preferred Stock are entitled to cumulative, prior and in preference to holders of common stock dividends equal to 15% per annum of the Original Purchase Price still outstanding, payable quarterly commencing September 1, 2006. In any liquidation of the Company, each share of Preferred Stock is entitled to a liquidation preference on a pari passu basis with the Series A and Series B Preferred Stock before any distribution may be made on the Company's common stock.

        As of September 30, 2007, 600,000 Shares of Series C Preferred Stock were authorized, 592,032 of which were issued and outstanding, at a par value of $0.0001 and a liquidation preference of $10.00 with accumulated dividends in arrears of $258,092, which have been accreted to the principal balance of the Series C Preferred Stock.

        The Series C Preferred Stock contains features that are considered embedded derivative financial instruments: a conversion option: The Series C Preferred Stock is convertible at the Holder's option at any time at the fixed conversion price of $0.30 per share; Quarterly Dividends Conversion Option: Holders have the option to convert the Series C Preferred Stock's quarterly dividend payment at a conversion price of the average 10 days closing price prior to the dividend record date. These features have been bifurcated and recorded on the Company's balance sheet at their fair value.

        As of September 30, 2007, the derivatives were valued at $73,991. Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 15%; annual volatility of 44%; and risk free annual interest rate of 4.05% as well as probability analysis related to trading volume restrictions.

        An amount equal to the original value of the derivatives was recorded as a discount to the Series C Preferred Stock. The discount is being accreted to the principal balance of the Series C Preferred Stock, using the effective interest method, over the expected term of the Series C Preferred Stock. At September 30, 2007, the unamortized discount on the Series C Preferred Stock was $561,805.

        Together with the above transaction, the terms of certain warrants held by the Company's investment bankers and their associates were modified. The incremental value of the modification was calculated to be $110,453, and was allocated against the proceeds of the Series C Preferred Stock as a cost of financing, and is being accreted to the principal balance of the Series C Preferred Stock, using the effective interest method, over the expected term of the term of the Series C Preferred Stock. At September 30, 2007, the net amount remaining to be accreted was $57,809.

12.
STOCKHOLDERS EQUITY

  Common Stock

        The Company is authorized to issue 170,000,000 shares of common stock, $.0001 par value per share, of which 60,074,399 were outstanding as of September 30, 2007.

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

        During the nine months ended September 30, 2007, preferred stockholders converted principal of $29,388 and accumulated dividends of $949,587 into 3,497,403 shares of the Company's common stock. In addition accrued default interest of $622,764 on the 2004 and 2005 Senior Notes with Laurus was converted into 850,000 shares of restricted common stock, and convertible debt principle of $150,000 was converted into 568,182 shares of common stock.

  Series A Convertible Preferred Stock

        Within the limits and restrictions provided in the Company's Certificate of Incorporation, the Board of Directors has the authority, without further action by the shareholders, to issue up to 5,000,000 shares of preferred stock, $.0001 par value per share, in one or more series, and to fix, as to any such series, any dividend rate, redemption price, preference on liquidation or dissolution, sinking fund terms, conversion rights, voting rights, and any other preference or special rights and qualifications.

        In March 2004, we designated 100,000 shares of preferred stock as Series C Convertible Preferred Stock. In connection with the Company's reincorporation in Delaware on January 1, 2005, each share of Series C Convertible Preferred Stock was automatically converted into one share of Series A Convertible Preferred Stock (the "Series A Shares"), of which 30,557 were issued and outstanding September 30, 2007. The following describes the material provisions of the Series A Shares which are more fully set forth in the Certificate of Designation on file with the Delaware Secretary of State.

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

        As of September 30, 2007, cumulative dividends in arrears related to the Series A Preferred Stock were approximately $189,290, which have been accreted to the principal balance of the Series A Preferred Stock (Series A Preferred Stock is recorded at par value on the balance sheet).

  Warrants

        The following table summarizes the warrant activity for the nine month period ended September 30, 2007:

Balance, December 31, 2006	10,566,375
Granted	—
Exchanged	—
Exercised	—
Expired or cancelled	—

Balance, September 30, 2007	10,566,375

13.
SEGMENT INFORMATION

        The Company's consolidated operations are divided into two segments: Law and Biometric. The Company evaluates performance and allocates resources based on revenues and operating income (loss). Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment in addition to those allocated as a percentage based on the segments budgeted revenues. The segmentation of operating income (loss) as noted above and detailed below reflects how management now evaluates its business. Assets for the company are commingled and are related to all operating segments. Management does not evaluate or identify the operating assets of the segments separately.

        Geographically, North American sales accounted for approximately 100% of the Company's total sales for the three and nine month periods ended September 30, 2007 and 2006.

        Summarized financial information concerning our reportable segments is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Law	$1,890,112	$2,864,489	$6,797,192	$7,764,878
Biometrics	277,979	103,327	548,999	681,282

Consolidated Revenue	$2,168,091	$2,967,816	$7,346,191	$8,446,160

Segment operating profit/(loss)
Law	(1,089,674)	(550,341)	(3,135,350)	(3,076,245)
Biometrics	(359,773)	(773,981)	(1,518,786)	(1,884,297)

Total Segment Operating Loss	(1,449,447)	(1,324,322)	(4,654,136)	(4,960,542)
Reconciliation to net loss
Derivative and warrant fair value adjustments	262,539	547,752	932,991	5,548,604
Interest income	4,725	—	6,057	—
Interest expense	(19,440)	(586,689)	(818,757)	(4,915,445)
Loss on extinguishment of debt	—	(5,493,701)	(403,940)	(7,815,717)
Other expense	11,008	(18,891)	(12,896)	(51,185)

Net loss from continuing operations	(1,190,615)	(6,875,851)	(4,950,681)	(12,194,285)
Income (loss) from discontinued operations	—	643,119	440,105	1,092,289
Gain on disposal of discontinued operations	1,147	—	4,072,006	—

Net loss	$(1,189,468)	$(6,232,732)	$(438,570)	$(11,101,996)

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

        In accordance with the Emerging Issues Task Force of the FASB No. 96-19, Debtor's Accounting for Modification or Exchange of Debt Terms ("EITF 96-19"), and Accounting Principles Board Opinion No. 26, Early Extinguishment of Debt ("APB 26"), the Company treated the above transactions as extinguishments of debt, and recorded a non-operating "loss on extinguishment of debt" of $2,322,016 for the January 2006 transaction, $5,493,701 for the August 2006 transaction, and $403,940 for the May 2007 transaction.

15.
INCOME TAXES

        On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 "Accounting for the Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN No. 48"). FIN No. 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained based on the technical merits of the position. As disclosed in the Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, the Company has a valuation allowance against the full amount of its net deferred taxes. The Company currently provides a valuation allowance against deferred taxes when it is more likely than not that some portion, or all of its deferred tax assets will not be realized.

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

        The Company has not been audited by the Internal Revenue Service ("IRS") or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The periods from 2000-2006 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax risk beyond the preceding discussion. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN No. 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and nine months ended September 30, 2007.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

        The information contained in this Report on Form 10-QSB and in other public statements by the Company and Company officers include or may contain certain forward-looking statements. All statements other than statements of historical facts contained in this Report on Form 10-QSB, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words "anticipate," "believe," "estimate," "will," "may," "future," "plan," "intend" and "expect" and similar expressions generally identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in the forward-looking statements are reasonable, we cannot be sure that they will be achieved. Actual results may differ materially from the forward-looking statements contained herein due to a number of factors. Many of these factors are set forth in the Company's Annual Report on Form 10-KSB under the caption "Risk Factors" and other filings with the Securities and Exchange Commission. These factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies may be significant, presently or in the future. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

        We pioneered the development of automated, finger identification technology that can be used without the aid of non-automated methods of identification such as a personal identification, password, token, smart card, ID card, credit card, passport, driver's license or other form of possession or knowledge based identification. This advanced BIO-key™ identification technology improves both the accuracy and speed of finger-based biometrics and is the only finger identification algorithm that has been certified by the International Computer Security Association (ICSA).

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

        On May 22, 2007, the Company and ZOLL Data Systems, Inc. ("ZOLL"), a subsidiary of ZOLL Medical Corporation, entered into an Asset Purchase Agreement, pursuant to which ZOLL acquired substantially all of the assets related to the Company's Fire/EMS Services division for $7,000,000 in cash. ZOLL also agreed, pursuant to the Purchase Agreement, to assume certain liabilities related to the Business.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157) which is effective for calendar year companies on January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. Management is currently evaluating the impact and timing of the adoption of SFAS 157 on the Corporation's financial condition and results of operations.

        In February, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which is effective for calendar year companies on January 1, 2008. The statement allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. Management is currently evaluating the impact and timing of the adoption of SFAS 159 on the Corporation's financial condition and results of operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO SEPTEMBER 30, 2006

INTRODUCTION

        The Company operates under two business segments: Biometrics, and Law Enforcement. Each segment is headed by a General Manager and organized to quickly respond to market needs as well as to drive down costs to achieve profitability. Management believes that this initiative will lead to increased opportunities throughout 2007 as the General Managers continue to develop their business units. During the quarter ended September 30, 2007 the Company continued to stay focused on its objectives of increasing revenue and managing expenses.

  Consolidated Results of Operations—Percent Trend

	Three Months Ended September 30,
	2007	2006
Revenues
Services	70%	80%
License fees and other	30%	20%

	100%	100%
Costs and other expenses
Cost of services	16%	16%
Cost of license fees and other	5%	5%

	21%	21%

Gross Profit	79%	79%

Operating expenses
Selling, general and administrative	89%	79%
Research, development and engineering	57%	45%

	146%	124%

Operating loss	(67)%	(45)%
Other income (deductions)
Total other income (deductions)	12%	(187)%

Net Income (Loss) from continuing operations	(55)%	(232)%
Net Income (Loss) from discontinued operations	0%	22%
Gain on disposal of discontinued operations	0%	0%

Net Income (Loss)	(55)%	(210)%

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

	Three months ended September 30,
	2007	2006	$ Change	% Change
Revenues
Law Enforcement
Service	$1,504,452	$2,353,029	$(848,577)	(36)%
License & other	385,660	511,460	(125,800)	(25)%

	1,890,112	2,864,489	(974,377)	(34)%

Biometrics
Service	12,370	23,874	(11,504)	(48)%
License & other	265,609	79,453	186,156	234%

	277,979	103,327	174,652	169%

Total Revenue	$2,168,091	$2,967,816	$(799,725)	(27)%

Cost of goods sold
Law Enforcement
Service	$346,884	$434,707	$(87,823)	(20)%
License & other	24,195	101,384	(77,189)	(76)%

	371,079	536,091	(165,012)	(31)%

Biometrics
Service	13,080	49,860	(36,780)	(74)%
License & other	77,452	40,335	37,117	92%

	90,532	90,195	337	0%

Total COGS	$461,611	$626,286	$(164,675)	(26)%

Revenues

  Law Enforcement

        Service revenue for the three months ended September 30, 2006 included approximately $773,000 from a long-term project that the Company had participated in as a subcontractor. License revenue for the three months ended September 30, 2007 decreased 25% from the same period in 2006 due to a decline in the size and volume of orders.

  Biometrics

        Biometrics revenue for the three months ended September 30, 2007 increased from the same period in 2006 as a result of a significant international order obtained through a reseller.

Costs of goods sold

  Law Enforcement

        Cost of services and licenses for the three months ended September 30, 2007 decreased from the 2006 period due to a reduction in headcount, and the associated allocation of corporate overhead.

  Biometrics

        Costs of Service decreased for the three months ended September 30, 2007 due to a reduction in headcount within the segment compared to the corresponding 2006 period.

        Costs of License and other are primarily related to the hardware component for sales of biometric fingerprint readers and therefore increased with the associated revenue. The margin for the hardware sales in 2007 was higher than that achieved in the corresponding 2006 period due to the mix of products sold.

  Selling, general and administrative

	Three months ended September 30,
	2007	2006	$ Change	% Change
Law Enforcement	$1,615,888	$1,921,006	$(305,118)	(16)%
Biometrics	319,782	433,568	(113,786)	(26)%

Total	$1,935,670	$2,354,574	$(418,904)	(22)%

        For 2006, SG&A costs were allocated to segments based on several factors including management estimates and percentage of revenue. For 2007, sales expenses and R&D management expenses are a direct cost to the segment, while G&A costs are allocated between business segments on fixed percentages that were established by management during the budgeting process.

        The overall decline in total SG&A costs for the quarter ended September 30, 2007 as compared to 2006 is primarily attributable to a reduction in headcount driven by continued focus on expense management. Included in the cost reductions, were reduced commission expenses, and elimination of certain compliance costs from amending certain registration statements during the third quarter of 2006, as well as the reduction in non-cash compensation recognized in accordance with FAS123R.

  Research, development and engineering

	Three months ended September 30,
	2007	2006	$ Change	% Change
Law Enforcement	$992,820	$957,733	$35,087	4%
Biometrics	227,437	353,545	(126,108)	(36)%

Total	$1,220,257	$1,311,278	$(91,021)	(7)%

  Law Enforcement & Biometrics

        R&D costs have remained relatively stable over the two periods under review. These figures represent the costs of investing in products under development at a point in time, and are mainly driven by headcount. The main driver of the change in the 2007 period compared to the 2006 period was the reduction in headcount, offset by the higher non-cash compensation charges recognized in accordance with FAS123R

  Other income and expense

	Three months ended September 30,
	2007	2006	$ Change	% Change
Derivative and warrant fair value adjustments	$262,539	$547,752	$(285,213)	(52)%
Interest income	4,725	—	4,725	n/a
Interest expense	(19,440)	(586,689)	567,249	(97)%
Loss on extinguishment of debt	—	(5,493,701)	5,493,701	(100)%
Other income (expense)	11,008	(18,891)	29,899	(158)%

Total	258,832	(5,551,529)	5,810,361	(105)%

        For the quarter ended September 30, 2007, interest expense decreased due to the repayment of all debt in May 2007. Interest expense includes actual cash paid for interest as well as non-cash interest charges for the amortization of debt discounts, deferred charges, and deferred rent.

        For the quarter ended September 30, 2007, derivative and warrant fair value adjustments decreased, when compared to the 2006 period, due to changes in the fair market value of embedded derivatives and detachable warrants issued with convertible debt issued in 2004 and 2005, as well as additional derivatives recorded as a result of financings in 2006. The fair value of the derivatives will fluctuate based on; our stock price on the valuation date, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate, and the time to maturity of the outstanding debt at different points in time.

        The balance of unamortized debt discounts, deferred financing charges, and derivatives with respect to the 2004 and 2005 financings were extinguished as part of the August 2006 debt restructuring. The changes represented non-cash income and expense charges to the statement of operations, and were classified as loss on extinguishment of debt. There was no extinguishment of debt for the quarter ended September 30, 2007.

NINE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO SEPTEMBER 30, 2006

  Consolidated Results of Operations—Percent Trend

	Nine Months Ended September 30,
	2007	2006
Revenues
Services	69%	76%
License fees and other	31%	24%

	100%	100%
Costs and other expenses
Cost of services	16%	19%
Cost of license fees and other	3%	4%

	19%	23%

Gross Profit	81%	77%

Operating expenses
Selling, general and administrative	91%	88%
Research, development and engineering	53%	48%

	144%	136%

Operating loss	(63)%	(59)%
Other income (deductions)
Total other income (deductions)	(4)%	(85)%

Net Income (Loss) from continuing operations	(67)%	(144)%
Net Income (Loss) from discontinued operations	6%	13%
Gain on disposal of discontinued operations	55%	0%

Net Income (Loss)	(6)%	(131)%

        The Company evaluates performance and allocates resources based on revenues and operating income (loss). Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment in addition to those allocated as a percentage based on the segments' revenues and other factors. The segmentation of operating income as noted above and detailed below reflects how management now evaluates its business. Assets for the Company are commingled and are related to all operating segments. Management does not evaluate or identify the operating assets of the segments separately.

	Nine months ended September 30,
	2007	2006	$ Change	% Change
Revenues
Law Enforcement
Service	$5,045,899	$6,332,560	$(1,286,661)	(20)%
License & other	1,751,293	1,432,318	318,975	22%

	6,797,192	7,764,878	(967,686)	(12)%

Biometrics
Service	43,566	60,486	(16,920)	(28)%
License & other	505,433	620,796	(115,363)	(19)%

	548,999	681,282	(132,283)	(19)%

Total Revenue	$7,346,191	$8,446,160	$(1,099,969)	(13)%

Cost of goods sold
Law Enforcement
Service	$1,117,064	$1,459,052	$(341,988)	(23)%
License & other	72,418	247,257	(174,839)	(71)%

	1,189,482	1,706,309	(516,827)	(30)%

Biometrics
Service	90,369	158,039	(67,670)	(43)%
License & other	123,833	78,211	45,622	58%

	214,202	236,250	(22,048)	(9)%

Total COGS	$1,403,684	$1,942,559	$(538,875)	(28)%

Revenues

  Law Enforcement

        Service revenue for the segment for the nine month period ended September 30, 2006 included approximately $1,409,000 from a long-term project that the Company had participated in as a subcontractor. The amount resulted from a cash payment of $571,000 along with $838,000 of revenue that was previously deferred until evidence of full acceptance by the end user was received by the Company.

        License & other revenue for the nine month period ended September 30, 2007 included approximately $610,000 from a cash payment that the Company received for the above mentioned project, and also $244,000 from a sale to a new customer.

  Biometrics

        For the nine months ended September 30, 2007, the Biometric segment had a decline in license revenues over the same period in 2006, as the 2006 results included a substantial license sale to a single customer.

        Service revenue for the nine months ended September 30, 2007 declined from the same period in 2006 as that period included consulting revenue related to the substantial license sale mentioned above. This reduction was offset by an increase in maintenance revenue.

Costs of goods sold

  Law Enforcement

        Cost of services and licenses for the nine months ended September 30, 2007 decreased from the 2006 period due to a reduction in headcount, and the associated allocation of corporate overhead.

        Cost of licenses for the nine month period ended September 30, 2006 included approximately $65,000 from the purchase of third party software, which was a non-recurring expense. In addition, $610,000 of license revenue recognized in the nine months ended September 30, 2007 had no current costs attributed to it; the project related costs were recognized during the first half of 2006.

  Biometrics

        Costs of Service decreased for the nine months ended September 30, 2007 due to a reduction in headcount within the segment compared to the corresponding 2006 period.

        Costs of License and other are primarily related to the hardware component for sales of biometric fingerprint readers. The margin for the hardware sales during the nine months ended September 30, 2007 was lower than that achieved in the corresponding 2006 period, due to the Company moving to a newer fingerprint reader technology during 2007, which was initially sold to customers at a lower margin. Third quarter 2007 margins improved, as mentioned above.

Selling, general and administrative

	Nine months ended September 30,
	2007	2006	$ Change	% Change
Law Enforcement	$5,635,064	$6,104,638	$(469,574)	(8)%
Biometrics	1,064,382	1,333,742	(269,360)	(20)%

Total	$6,699,446	$7,438,380	$(738,934)	(10)%

        For 2006, SG&A costs were allocated to segments based on several factors including management estimates and percentage of revenue. For 2007, sales expenses and R&D management expenses are a direct cost to the segment, while G&A costs are allocated between business segments on fixed percentages that were established by management during the budgeting process.

        The overall decline in the total SG&A costs for the nine months ended September 30, 2007 as compared to 2006 was primarily attributable to a reduction in headcount driven by continued focus on expense management. The decrease resulted from reduced commission charges, as well as elimination of certain accounting and consulting fees incurred during in 2006 relating to reporting and compliance issues the Company experienced due to restatements and amendments of previously filed financial and registration statements. The decrease was offset by the Company incurring $426,000 in legal and regulatory costs associated with the failed acquisition of a Canadian company.

  Research, development and engineering

	Nine months ended September 30,
	2007	2006	$ Change	% Change
Law Enforcement	$3,107,995	$3,030,176	$77,819	3%
Biometrics	789,202	995,587	(206,385)	(21)%

Total	$3,897,197	$4,025,763	$(128,566)	3%

  Law Enforcement & Biometrics

        R&D costs have remained relatively stable over the two periods under review. These figures represent the costs of investing in products under development at a point in time, and are mainly driven by headcount. The main driver of the change in the 2007 period compared to the 2006 period was the reduction in headcount, offset by the higher non-cash compensation charges recognized in accordance with FAS123R

  Other income and expense

	Nine months ended September 30,
	2007	2006	$ Change	% Change
Derivative and warrant fair value adjustments	$932,991	$5,548,604	$(4,615,613)	(83)%
Interest income	6,057	—	6,057	n/a
Interest expense	(818,757)	(4,915,445)	4,096,688	(83)%
Loss on extinguishment of debt	(403,940)	(7,815,717)	7,411,777	(95)%
Other income (expense)	(12,896)	(51,185)	38,289	(75)%

Total	$(296,545)	$(7,233,743)	6,937,198	(96)%

        For the nine months ended September 30, 2007, the decrease in interest expense was attributable to the expiration of the letter of credit arrangement with Aether Systems Inc. on December 31, 2006, and the repayment of all debt in May 2007. Interest expense includes actual cash paid for interest as well as non-cash interest charges for the amortization of debt discounts, deferred charges, and deferred rent.

        For the nine months ended September 30, 2007, derivative and warrant fair value adjustments decreased, when compared to the 2006 period, due to changes in the fair market value of embedded derivatives and detachable warrants issued with convertible debt issued in 2004 and 2005, as well as additional derivatives recorded as a result of financings in 2006. The fair value of the derivatives will fluctuate based on; our stock price on the valuation date, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate, and the time to maturity of the outstanding debt at different points in time.

        The balance of unamortized debt discounts, deferred financing charges, and derivatives with respect to the 2004 and 2005 financings were extinguished as part of the May 2007 debt repayment, as well as the January and August 2006 refinancings. The changes represented non-cash income and expense charges to the statement of operations, and were classified as loss on extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operations during the nine months ended September 30, 2007 was approximately $2,265,000, including approximately $2,841,000 used for continuing operations offset by approximately $576,000 provided by the discontinued Fire business. The cash used for operating activities of continuing operations was primarily due to the following items:

  •
  Positive cash flows related to a decrease in accounts receivable of approximately $1,090,000,

  •
  Positive cash flows related to a decrease in costs and earnings in excess of billings on completed contracts of approximately $476,000,

  •
  Negative cash flows from a decrease in accrued expenses of approximately $604,000 due to the timing of payments.

  The following non-cash items reflected in the Company's statement of operations are used to reconcile the net loss to the net cash used in operating activities during the nine months ended September 30, 2007:

  •
  The Company issued notes in 2004, 2005 and 2006 and preferred stock in 2006, all of which contained embedded derivatives, and associated warrants. In 2007, the Company recognized gains of approximately $933,000 related to the decrease in value of the derivatives and associated warrants. The decrease in value is driven mainly by the decline in value of the underlying BIO-key stock.

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

  •
  The company recorded approximately $572,000 of charges in 2007 for the expense of amortizing intangible assets.

  •
  The Company recorded approximately $534,000 of charges in 2007 for the expense of issuing options to employees for services.

        Net cash provided by investing activities for the nine months ended September 30, 2007 was approximately $7,150,000, including approximately $7,158,000 provided by continuing operations, offset by approximately $8,000 used by the discontinued Fire business. The cash provided by investing activities for continuing operations was primarily driven by $7,000,000 in proceeds from the disposal of the Fire business, and deposit returns of approximately $313,000, offset by approximately $155,000 of net funds transferred to an escrow account with respect to the Fire disposal.

        Net cash provided by financing activities during the nine months ended September 30, 2007 was approximately $4,662,000, which was totally comprised of debt repayments on May 22, 2007.

        Working capital deficit at September 30, 2007 was approximately $5,470,000 as compared to a deficit of approximately $8,648,000 at December 31, 2006, the improvement of which was driven mainly by the Company's repayment of convertible debt in May 2007.

        Since January 7, 1993 (date of inception), our capital needs have been principally met through proceeds from the sale of equity and debt securities.

        We do not expect any material capital expenditures during the next twelve months.

        We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Liquidity outlook

        At September 30, 2007, our total of cash and cash equivalents was $850,081 as compared to $627,167 at December 31, 2006. This excludes $154,712 of restricted cash, which is currently in escrow in accordance with the settlement of the Fire business proceeds from Zoll. It is expected that this escrow balance, less applicable adjustments (if approved) shall be remitted to the Company over the ensuing nine months.

        As discussed above, the Company has financed itself through access to the capital markets by issuing debt securities, convertible preferred stock and common stock. We currently require approximately $1,000,000 per month to conduct our operations. During the first nine months of 2007, we generated approximately $7,346,000 of revenue. While the Company expects to increase revenue during the remainder of 2007 and into 2008, there can be no assurance that we will achieve our revenue targets.

        During 2006, the Company incurred significant expenses in order to complete several registration statements related to various financing transactions, and to restate prior year financial statements. While the Company does not expect these costs to continue into 2008, there will be additional costs incurred in order for the Company to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

        The Company's Series A Convertible Preferred Stock may be redeemable in cash by the stockholders during the second quarter of 2008, if certain stock price performance conditions are not met. This date was deferred from March 3, 2007 to March 3, 2008 by an agreement with the holders of the Series A Shares on March 28, 2007.

        If we are unable to generate sufficient revenue to meet our goals, we will need to obtain additional third-party financing to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. Therefore, we will need to obtain additional financing through the issuance of debt or equity securities, or to restructure our financial position through similar transactions to those consummated during 2006.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        An evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as such term is defined in Rules 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the

"Exchange Act")), as of September 30, 2007 was carried out by the Company under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

        During the review of the Company's operating results for the quarter ended September 30, 2007, our CEO and CFO determined that, as of that date, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms. Our management reached this conclusion after identifying our system to capture disclosure items, our internal process of review for account reconciliations, our documentation of internal controls and our internal process for preparing our quarterly report on Form 10-QSB for the quarterly period ended September 30, 2007 as being adequate to provide such assurance.

Changes in Internal Control Over Financial Reporting.

        No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS

        The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-Key International, Inc.
Dated: November 13, 2007	/s/ MICHAEL W. DEPASQUALE Michael W. DePasquale Chief Executive Officer
Dated: November 13, 2007	/s/ FRANCIS J. CUSICK Francis J. Cusick Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1(1)	Certificate of CEO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2(1)	Certificate of CFO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1(1)	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350
32.2(1)	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

(1)
Filed herewith

QuickLinks

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS
APPLICABLE ONLY TO CORPORATE ISSUERS
BIO-KEY INTERNATIONAL, INC. INDEX
PART I FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS
BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS
BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2007 (Unaudited)
SIGNATURES
EXHIBIT INDEX