Form 10KSB
period 2007-12-31
BIO KEY INTERNATIONAL INC
filed 2008-03-26
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

Commission File Number 1-13463

BIO-KEY INTERNATIONAL, INC.

(Name of small business issuer in its charter)

DELAWARE	41-1741861
(State or other jurisdiction of	(IRS Employer
Incorporation or organization)	Identification Number)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10—KSB or any amendment to this form 10—KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

State issuer’s revenues for its most recent fiscal year: $9,988,456

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing sale price of the registrant’ common stock as reported on the OTC Bulletin Board on March 1, 2008 was $7,501,341. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included in the figure is not an affiliate, and any such admission is hereby disclaimed. The information provided is solely for the record keeping purposes of the Securities and Exchange Commission.

As of March 1, 2008, 62,511,172 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure Formats (check one):

Yes ☐   No ☒

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PRIVATE SECURITIES LITIGATION REFORM ACT

All statements other than statements of historical facts contained in this Annual Report on Form 10-KSB, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. Although we believe our plans, intentions and expectations reflected in the forward-looking statements are reasonable, we cannot be sure they will be achieved. Actual results may differ materially from the forward-looking statements contained herein due to a number of factors. Many of these factors are set forth under the caption “Risk Factors” in Item 1 of this Annual Report and other filings with the Securities and Exchange Commission. These factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, may be significant, presently or in the future. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

We were among the initial pioneers in developing automated, finger identification technology that can be used without the aid of non-automated methods of identification such as a personal identification, password, token, smart card, ID card, credit card, passport, driver’s license or other form of possession or knowledge based identification. This advanced BIO-key™ identification technology improves both the accuracy and speed of finger-based biometrics and is the only finger identification algorithm that has been certified by the International Computer Security Association (ICSA).

Since our inception in 1993, we have spent substantial time and effort in completing the development of what we believe is the most discriminating and effective commercially available finger-based biometric technology. During the past four years, our primary focus has shifted to marketing and selling this technology and completing strategic acquisitions that can help us leverage our capability to deliver identification solutions. We have built a direct sales force of professionals with substantial experience in selling technology solutions to government and corporate customers.

On March 30, 2004, BIO-key acquired Public Safety Group, Inc. (PSG), a privately held company that is a leader in wireless solutions for law enforcement and public safety markets. PSG’s primary technology is PocketCop™, a handheld solution that provides mobile officers, such as detectives who are not typically in their vehicles, a hand-held mobile information software solution.

On September 30, 2004, BIO-key completed a transaction with Aether Systems, Inc. to purchase its Mobile Government Division (“Mobile Government” or “AMG”), a leading provider of wireless data solutions for use by public safety organizations, primarily state, local police, fire and rescue and emergency medical services organizations. Our PacketCluster mobile information software is integrated with 50 separate State/NCIC databases, as well as other state, local and federal databases. Its open architecture and its published Application Programming Interface (API) make it easy to interface with a wide range of information sources. PacketCluster products deliver real-time information in seconds, freeing dispatchers to handle more pressing emergencies.

On May 22, 2007, BIO-key competed a transaction with ZOLL Data Systems, Inc. (“ZOLL”), a subsidiary of ZOLL Medical Corporation, in which ZOLL acquired substantially all of the assets related to the Company’s Fire/EMS Services division.

As a result of these transactions, and as discussed in Note M to the Consolidated Financial Statements included in this report, we have organized the Company into two reporting segments:  Law Enforcement, and Biometrics. During the year ended December 31, 2007 the Company continued to focus on its primary objectives of increasing revenue and managing expenses.

Markets

Finger-based Biometric Identification

BIO-key is a leader in finger-based biometric identification. In partnerships with OEMs, integrators, and solution providers, we provide biometric software solutions to private and public sector customers. BIO-key’s patented Vector Segment Technology (VST) is the foundation for these solutions. BIO-key’s WEB-key ® is a cost-effective, easy-to-deploy, fingerprint-based, strong authentication system. This unique solution allows users to positively identify themselves to any application with the simple scan of their finger. This capability is a significant improvement in both convenience and security over other alternatives and provides companies with a cost-effective solution to thwart phishing attacks and comply with government regulations and legislation such as FFIEC compliance, HIPAA, HSPD-12, and the Electronic Signatures Act. BIO-key couples these capabilities with device interoperability, system flexibility and scalability. BIO-key enables the use of 40 different fingerprint sensor technologies to enroll and identify employees, customers or business partners. Most recently, BIO-key integrated its biometric capabilities with its public safety mission with the introduction of IdentityMatch, a real-time, in-station solution that allows law enforcement professionals to manage the identity of a suspect simply by using their fingerprint. BIO-key has also formed relationships with providers of biometric logon software like IdentiPHI, Softex, and Computer Associates to provide enterprise-ready SingleSignOn systems to many large companies in the US and abroad. Also, BIO-key has integrated VST to a pure physical access solution in NextGenID, which has been deployed across the US at many leading companies.

•                  Growth potential — As the provider of the core technology, BIO-key’s greatest growth potential for this market is as a partner with companies that offer applications that address growing concerns particularly about identity theft and anti-terrorism.

For example, BIO-key has implemented programs that will enable biometric logical and physical access. These include working with IdentiPHI to provide strong network based authentication on BIO-key technology; and with the Pegasus Program to authenticate users accessing a nationwide information-sharing system designed by and for the nation’s sheriffs. These represent the kind of partnership-based opportunities BIO-key may see in the finger-based biometric market.

In parallel, BIO-key is both strengthening security and improving user and system administrator convenience by integrating biometric log-in, as well as two-factor authentication, with its law enforcement suite of solutions.  These capabilities provide BIO-key with the ability to address the latest CJIS security requirements providing market leadership in this critical area . This is a true differentiator to potential new customers, and creates add-on opportunities with existing customers.  Fingerprint identification of First Responders has been identified as a way to facilitate disaster recoveries and these integrated projects have been receiving funding from the Department of Homeland Security.  By promoting our integration of fingerprints for this use, we can capitalize on our vast customer base and drive new revenue.

Law Enforcement

BIO-key’s InfoServer, MobileCop and PocketCop law enforcement products are a leading wireless mobile data communications client/server solution, implemented in more than 750 agencies in 43 states. Providing immediate access to mission-critical data and enabling in-field reporting, BIO-key software keeps officers on the street, improving their productivity and enhancing officer safety. BIO-key solutions are able to run across any and all wireless infrastructures and integrate with virtually all computer-aided dispatch (CAD) and records management systems. This makes us a leader in multi-agency cooperation and interoperability, which are absolutely critical in times of large-scale natural and terrorist threats.

•                 Growth potential — BIO-key’s large base of more than 750  law enforcement agencies continues to be a strength that helps leverage additional sales from both existing customers and new customers.

Public Safety remains one of the largest areas of state and local government IT investment. A 2007 Gartner study entitled “Dataquest Insight: State and Local Government Market Environment, 2007”, reported total IT spending of  $7.4 billion in 2007, with an expected 18% growth over the next 3 years, and spending for voice/data communications for public safety —

the market segment for MobileCop and PocketCop and related add-on products —  expected to total  $5.5 billion over the next 5 years

A key opportunity is the growing awareness of the need for multi-agency interoperability. In these situations, BIO-key offers:

o                   BIO-key’s LE products, which can run on any and all wireless infrastructures. BIO-key also has had success implementing seamless roaming across multiple infrastructures for multi-agency consortiums.

o                 BIO-key’s open architecture.

o                 BIO-key’s experience in large, complex and multi-agency implementations, such as Hamilton County, Ohio Sheriff’s Office and Pennsylvania State Police.

o                 New add-on applications:

•                  Data sharing of RMS information — InfoExchange

•                  GPS & AVL Mapping — MobileCop Navigator

•                  Handheld Mobile Solutions for BlackBerries and PDA’s

•                  Field Reporting — Mobile Office

•                  New ease of use and administration features for hosting multi agencies at lower costs

These capabilities position BIO-key well to work with leading CAD vendors, even with vendors that have mobile data solutions but do not have the depth of interoperability capability that BIO-key offers.

An additional growth area is the introduction of BIO-key’s finger-based biometric identification to law enforcement. In addition to now offering biometric login to our traditional InfoServer product, we have introduced the IdentityMatch fingerprint identification solution, which lets law enforcement personnel capture fingerprints in the field. Using BIO-key’s patented Vector Segment Technology, IdentityMatch analyzes and categorizes fingerprints the same way a fingerprint expert would — only faster. IdentityMatch also enables multiple law enforcement agencies to share fingerprint data with other agencies. This powerful tool, built on BIO-key’s understanding of law enforcement requirements and its fingerprint technology, presents opportunities for the law enforcement business segment in the coming year.

Products

BIO-key® operates in two major segments — biometrics and law enforcement. These segments are described below and a list of products in each line is noted.

Biometrics

The Company’s biometric identification technology improves both the accuracy and speed of finger-based biometrics. The Company’s proprietary biometric technology extracts unique data from a fingerprint and uses it to positively identify an individual.  The technology has been built to be completely scalable to handle databases containing millions of fingerprints. BIO-key achieves the highest levels of discrimination without requiring any other identifying data — like a userID, smart card, or token.  BIO-key’s core technology supports interoperability on over 40 different commercially available readers.  This interoperability is a key differentiators for BIO-key in the biometric market.  BIO-key has full support for industry standards and recently received National Institute of Standards and Techology (“NIST”) certification on its ability to support HSPD-12 supported INCITS-378 templates.  Extending our products to support standards enables BIO-key to participate in large government projects like Transportation Workers Identification Card(TWIC), Registered Traveler projects, PIV initiatives, and FIXS consortium solutions. We believe our fingerprint identification technology has a broad range of information security and access control applications, including:

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

•              Securing access to buildings and restricted areas

•              Providing fast, accurate member identification services

•              Securing mobile devices such as biometric enabled handhelds and PDA’s

•                 Preventing identity theft through positive user identification and false alias validation

Biometric Products:

BIO-key’s finger identification algorithm — Vector Segment Technology (VST™) is the core intellectual property behind its full suite of biometric products that include:

•                  Vector Segment Technology SDK (VST) — BIO-key’s biometric development kit that provides developers the ability to take advantage of a highly accurate, device interoperable algorithm. VST is available as a low level SDK for incorporation into any application architecture to increase security while not sacrificing convenience. VST runs on Windows, Linux or Solaris systems.

•                  True User Identification ® — BIO-key’s biometric identification solution that offers large scale one to many user lookup with nothing but a single fingerprint. This solution enables customers to perform false alias checks and manage fraudulent access to systems.  True User Identification leverages commercially available databases, like Oracle, to scale the identification capabilities to millions of users.  The solution also runs on commercially available hardware making it truly scalable for any size system.

•                  WEB-key ® — BIO-key’s biometric security platform for managing fingerprint authentication across unprotected networks like the internet. It extends all features and functionalities of the VST algorithm to customers looking to add an enhanced level of security to their thin client and client/server applications. WEB-key currently is supported by both Windows and Linux operating systems.

•                  Biometric Service Provider™ — BIO-key provides support for the BioAPI (a standards based solution meeting worldwide needs) for a compliant interface to applications using biometrics for verification and identification. BIO-key enhances the traditional use of the BioAPI by adding support for CE devices, supporting identification calls and also providing a single user interface for multiple fingerprint readers.

•                  ID Director ™ — BIO-key’s solution for single sign on integration with Computer Associates SiteMinder, Oracle’s Fusion Middleware SSO, and other solutions, utilizing the power and security of WEB-key. This solution provides a simple to implement, custom authentication scheme for companies looking to enhance authentication. ID Director can easily add a level of security and convenience to the transaction level of any application.

Law Enforcement

•                 MobileCop™ — A complete wireless query and messaging application that puts the power of mobile and wireless technology to work for agencies of every size, MobileCop™ sets the standard for mobile law enforcement. Providing real-time retrieval of motor vehicle, warrant and criminal history information, powerful mobile integration capabilities, and an intuitive user interface, MobileCop delivers the most in performance and it’s easy to see why over 750 law enforcement agencies around the country have deployed MobileCop for fast and secure access to critical information in the field

•                 PocketCop® — PocketCop is a software solution that provides law enforcement personnel with instantaneous access to criminal, civil, and local database information in a wireless environment. PocketCop is a handheld application that provides access to state and federal databases over the wireless network for Windows Mobile, and RIM OS devices. Using a portable wireless handheld device and the PocketCop application software, an authorized user can access suspect information such as wanted status, warrant status, vehicle registration and driver license status. PocketCop technology has been deployed in numerous police agencies in the United States,  including the Oklahoma County (OK) Sheriff’s Office and the Franklin County (OH) Sheriff’s Office. We expect our PocketCop sales to benefit from the increase in the availability and use of BlackBerry and Windows Mobile smartphones in public safety.

•                  IdentityMatch —  a web-based fingerprint biometric solution that allows various criminal custody agencies to quickly identify criminals at all points along the chain-of-custody throughout the criminal justice process.  This solution enables the sharing of information between trusted entities and personnel, from the booking agencies to parolee oversight.  IdentityMatch allows law enforcement agencies to capture and store fingerprints locally and to identify subjects by matching their fingerprint against those stored in the database, securely and in real time. Fingerprints can be captured using a live scan device from existing 10-print cards or through a wide variety of inexpensive commercially available fingerprint readers. This is an AFIS companion, rather than a replacement  product, designed to maximize the value of fingerprint data and also to provide a new level of safety for the law enforcement personnel.

ID-Match — is the web based client front-end application for the IdentityMatch system solution.  It is a browser based application that retrieves detailed fingerprint records such as LiveScan, Rolled 10-print and Latent fingerprint information and displays criminal aliases by fingerprint match along with detailed information of the actual fingerprint images.

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

BIO-key also provides a number of optional features designed to augment the core Law Enforcement products. These include:

•                  Field Interview Tracker™ — enables personnel to capture field contact information. The data is stored in a searchable database where it can be located quickly. Police agencies can create online contact forms that meet their specific needs and multiple agencies can share information while using their own forms and procedures.

•                  Patrol Journal™ — an automated system to electronically capture and record users’ daily activities, such as patrol area assignments. With Patrol Journal, statistical and summary management reports provide an accurate picture of time spent by field personnel.

•                  TStop™ — was developed to enable law enforcement agencies to comply with state mandated and voluntary traffic stop reporting. Law enforcement personnel can capture the required information on their mobile computer and transmit it to the server where it is stored for future report generation.

•                  State Crash Report™ — enables personnel to use their mobile computer to collect data needed for their state’s crash report. This data can be wirelessly transmitted to a server for supervisor review and approval. Once complete the report can be printed in the state’s format. Selected states are supported.

•                  InfoServer™  — BIO-key’s solution for an agency’s central messaging switch for application software service, State/NCIC interfaces, Computer Aided Dispatch (CAD) and Records Management Software (RMS) interfaces, data sharing and other applications.

•                  Multiple Application Programming Interface (API) — allows an agency to have multiple ports to the server to accommodate disparate interfaces. These multiple API ports are in addition to the one port that is inherent in the server as well as the State/NCIC interface.

•                  InfoExchange™ — provides data from local records management system (RMS) and other databases directly to the mobile data user.  Local RMS systems often contain information and images (such as mugshots) not available from state and federal databases.

•                  MobileCop® Navigator — Based on Microsoft MapPoint, MobileCop Navigator provides easy-to-use mapping features, such as in-car display of location and driving directions generated automatically from CAD call information, without extensive map creation or maintenance of a full scale GIS mapping system.

Partner applications include:

•                  • iPass EMP software enables wireless, remote software updates to dramatically reduce administrative time and expense, and eliminate version lags.

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

BIO-key has found that commercial markets have been slow to widely purchase biometrics as a viable alternative to their current security methods. As a result, the primary competition for biometric technology consists of traditional security methods such as passwords, PINs, cards and tokens.

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

•                  BIO-key has strategic alliances with technology leaders including Oracle, Computer Associates, Hewlett Packard, Dell, Verizon, Sprint/Nextel, AT&T Wireless, and others.

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

Addressing the Market

Following are the specific marketing/sales programs in place:

•                  Direct Selling Efforts — BIO-key now has a base of area sales directors who are responsible for the law enforcement market. This team of sales professionals brings extensive experience in technical solution and relationship-based selling. They are supported by a pre-sales team that includes system engineering and proposal management and post-sales program management, implementation and training professionals. Included in this team are individuals who are themselves former police officers.

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

•                  Strategic Alliance — BIO-key’s strategic alliances and reseller agreements with other vendors play a significant role in our overall sales efforts. In the past year, BIO-key has initiated and bolstered numerous important and promising long-term relationships. Just a few examples include:

o                 BIO-key is partnering with AT&T Wireless, the largest wireless carrier in the country, to first responders in a seven-county Tennessee consortium of fire, police and EMS agencies in access to mission critical information using BIO-key’s MobileCop solution in conjunction with AT&T Wireless’s EDGE wireless data network

o                 BIO-key is partnering with Research in Motion (RIM) and Sprint to increase the market penetration of PocketCop on BlackBerry smartphones through a national educational campaign and a promotional offer.

o                 Silex Technology America, Inc., which develops fingerprint reader products designed to support a variety of secure computing options, utilizes BIO-key’s VST and WEB-key technology.

•                  Reseller Relationships — BIO-key has established reseller relationships with companies that resell BIO-key public safety software.

Licensing

BIO-key targets both Internet infrastructure companies and large portal providers as possible licensees for its WEB-key® solution. On the Internet infrastructure side, BIO-key seeks to partner with Internet server manufacturers, providers of database and data warehouse engine software, horizontally positioned application engines, firewall solution providers and peripheral equipment manufacturers. On the portal side, BIO-key is targeting financial service providers such as credit and debit card authorization and issuing institutions, Internet retailers, business-to-business application service providers (ASPs) and corporate intranets. In the past four years, BIO-key has undertaken a WEB-key ® and VST direct selling effort, and entered into license agreements with OEMs and system integrators to develop applications for distribution to their respective customers.

BIO-key is also addressing the security needs of application providers in the following vertical markets:

•                  Government — Using BIO-key’s technology, Northup Grumman deployed an application within the Department of Defense to cross-credential visitors and contractors to certain military bases.

•                  Education — Educational Biometric Technologies, Lunch Byte Systems and Identimetrics have incorporated BIO-key technology to enable school children to pay for school lunch programs and checkout library books using their fingerprints. VST technology enables schools to enroll these children and reduces the administrative costs of managing passwords and collecting payments.

•                  Commerce: ChoicePoint has implemented a check cashing solution using BIO-key’s VST technology to reduce fraud and identity theft.

•                  Patient Records and Information Management: HBOC, one of the largest healthcare patient records and information management companies, has integrated BIO-key technology into their portal and has deployed their solution in a pilot for the Baptist Hospital System. Also, the Indiana Blood Center is incorporating BIO-key’s large scale identity assurance platform to provide a safe, secure and convenient means for donors to confirm their identity.

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

Intellectual Property Rights

We believe that our intellectual property is important to our biometric and law enforcement segments:

•                  Patents — our biometrics segment uses patented technology and trade secrets developed or acquired by us.

In May 2005, the U.S. Patent & Trademark Office issued us a patent for our Vector Segment fingerprint technology (VST), BIO-key’s core biometric analysis and identification technology.

On August 29 2006, BIO-key announced that the Company’s patent for biometric identification indexing, a core feature of its VST™ software, has been granted in Europe. In addition, a WEB-key® authentication security patent for “Systems and Methods of Secure Biometric Authentication” has been issued in South Africa. These patents enhance the worldwide protection of BIO-key’s technology. The European patent for VST, which provides BIO-key with protection of its intellectual property in Europe, was issued on March 29, 2006 and covers a similar set of claims for a patent BIO-key was granted in 2005 in the United States.  BIO-key expects the patent for Secure Biometric Authentication, issued in South Africa on April 26, 2006, to be issued in the United States in the near future.

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

•                  Trademarks — We have registered our trademarks (“BIO-key”, “True User Identification”, “WEB-key”, “PacketCluster”, “PacketCluster Patrol”, “PacketWriter”, “PocketCop”, “VirtualCop”, “MobileCop” and the design mark for “Cerulean”, with the U.S. Patent & Trademark Office. We have also applied for trademarks for “Cerulean” and “MobileSRO, a mobile data solution for school and campus security”.

•                  Copyrights and trade secrets — We take measures to ensure copyright and license protection for our software releases prior to distribution. When possible, the software is licensed in an attempt to ensure that only licensed and activated software functions to its full potential. We also take measures to protect the confidentiality of our trade secrets.

Research and Development

Our research and development efforts are concentrated on enhancing the functionality, reliability and integration of our current products as well as developing new and innovative products for the biometrics and law enforcement. Although BIO-key believes that its identification technology is one of the most advanced and discriminating fingerprint technologies available today, the markets in which BIO-key compete are characterized by rapid technological change and evolving standards. In order to maintain its position in the market, BIO-key will continue to upgrade and refine its existing technologies. In 2006, BIO-key announced the launch of IdentityMatch, our fingerprint identification system. IdentityMatch offers a tool for agencies to store and search fingerprints and the associated demographic data, the ability to compare new prints with those previously captured as a low-cost AFIS alternative or to be used for a wide variety of routine identification transactions not supported by AFIS. IdentityMatch™ is currently being tested by a number of customers.

During the fiscal years ended December 31, 2007 and 2006, BIO-key spent approximately $4,995,000 and $5,372,000 respectively, on research, development and engineering. BIO-key’s limited customer base during that time did not directly bear these costs, which were principally funded through outside sources of equity and debt financing.

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

Employees and Consultants

As of March 1, 2008, BIO-key currently employed fifty-seven (57) individuals on a full-time basis: thirty-three (33) in engineering, customer support, research and development; eleven (11) in finance and administration; and thirteen (13) in sales and marketing. BIO-key also uses the services of five (5) consultants who provide engineering and technical services.

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

Due to, among other factors, our history of losses (excluding gains from valuation changes in embedded derivatives) and limited revenue, our independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2007 as to the substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared in accordance with accounting principals generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

Since our formation, we have historically generated minimal revenue and have sustained substantial operating losses.

As of December 31, 2007, we had negative working capital of approximately $5,796,000 and an accumulated deficit of approximately $54,900,000. Since our inception, we have focused almost exclusively on developing our core technologies and, until the fourth quarter of 2004 had not generated any significant revenue. In order to increase revenue, we have developed a direct sales force and anticipate the need to retain additional sales, marketing and technical support personnel and may need to incur substantial expenses. We cannot assure you that we will be able to secure these necessary resources, that a significant market for our technologies will develop or that we will be able to achieve our targeted revenue.

We have previously identified material weaknesses in our internal control over financial reporting and have at times in the past failed to maintain an effective system of disclosure controls and procedures. If we are unable to maintain an effective system of disclosure controls and procedures, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting; this would harm our business and the trading price of our common stock.

During the review of the Company’s operating results for the period covered by this report, our CEO and CFO determined that, as of December 31, 2007, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms. Our management reached this conclusion after identifying our system to capture disclosure items, our internal process of review for account reconciliations, our documentation of internal controls and our internal process for preparing our annual report on Form 10-KSB for the fiscal year ended December 31, 2007 as being adequate to provide such assurance.

Any failure to maintain effective controls, or difficulties encountered in their implementation or in other effective improvement of our internal and disclosure controls could materially harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to adequately maintain our internal controls over financial reporting, or if we maintain an ineffective system of disclosure controls and procedures, our financial statements may not accurately reflect the financial condition of the Company, and current and potential future investors may not be able to rely upon our financial statements. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a significant negative effect on the trading price of our securities.

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

A loss of our current Chairman of the Board of Directors or Chief Executive Officer could severely and negatively impact our operations. Our consulting contract with Thomas J. Colatosti, our Chairman of the Board, expired on December 31, 2007, and has not been renewed. Mr Colatosti continues to assist the Company in the areas of strategic planning and corporate finance. In addition, we have an employment contract with Michael W. DePasquale, our Chief Executive Officer, through March 28, 2008. Although the contract does not prevent him from resigning, it does contain confidentiality and non-compete clauses which are intended to prevent him from working for a competitor within one year after leaving our Company. Our success depends on our ability to attract, train and retain employees with expertise in developing, marketing and selling software solutions. In order to successfully market our technology, we will need to retain additional engineering, technical support and marketing personnel. The market for such persons remains highly competitive and our limited financial resources will make it more difficult for us to recruit and retain qualified persons.

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

Since our inception, we have not generated any significant revenue (other than revenue from acquired businesses) and have experienced substantial losses, including an operating loss of approximately $5,365,000 during 2007. In January 2006 we received approximately $1,000,000 in a private placement convertible debt offering, and in August 2006 we raised approximately $2,000,000 in gross proceeds through a private issuance of equity securities, of which $1,500,000 was received in cash and $500,000 was paid by an exchange of rights to declared and unpaid dividends. In May 2007 we received approximately $1,800,000 in net proceeds from the sale of our Fire/EMS Services division.

The Company’s Series A Convertible Preferred Stock is redeemable in cash by the stockholders within 10 days after December 31, 2008, if certain stock price performance conditions are not met. This date was deferred from March 31, 2008 by an agreement with the holders of the Series A Shares on March 24, 2008. In addition, the Company’s Series B and Series C Convertible Preferred Stock is redeemable in cash by the stockholders during the first quarter of 2009, if similar stock price performance criterias are not met.

If we are unable to generate sufficient revenue to meet our goals, we will need to obtain additional third-party financing to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. Therefore, we will need to obtain additional financing through the issuance of debt or equity securities, or to restructure our financial position through similar transactions to those consummated during 2006 and 2007.

We cannot assure you that we will ever be able to secure any such financing on terms acceptable to us. If we cannot obtain such financing, we may not be able to execute our business plan or continue operations.

We may not achieve profitability with respect to the law enforcement and biometric components of our business if we are unable to maintain, improve and develop the wireless data services we offer.

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

Our law enforcement and biometric division depends upon wireless networks owned and controlled by others.

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

New laws and regulations that impact our law enforcement and biometric division could increase our costs or reduce our opportunities to earn revenue.

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

Our obligations to the holders of our outstanding preferred stock may adversely affect our ability to enter into potential significant transactions with other parties.

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

As of December 31, 2007, approximately 57,388,000 shares of our common stock were reserved for issuance upon exercise or conversion of the following securities (at conversion prices applicable as at December 31, 2007):

•                  17,616,000 shares upon exercise of outstanding stock options and warrants;

•                  2,858,000 shares upon exercise of options available for future grant under our existing option plans; and

•                  36,914,000 shares or more upon conversion of our outstanding shares of Convertible Preferred Stock and cumulative dividends in arrears.

The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing shareholders.

A substantial number of our convertible securities are convertible into shares of common stock at a conversion price of $.30 per share. Most of these shares are eligible for public resale. The trading price of our common stock and our ability to raise additional financing may be adversely affected by the influx into the market of such a substantial number of shares.

Our outstanding shares of Series A Convertible Preferred Stock and cumulative dividends in arrears are convertible into 10,998,843 shares of common stock as of December 31, 2007 at a per share conversion price of $.30. Although many of the shares issuable upon conversion of our Series A Convertible Preferred Stock are eligible for public resale under Securities Exchange Commission Rule 144, we agreed to file a registration statement to cover the public resale of all of these shares. This significant increase in the number of shares available for public sale may have a negative impact on the trading price of our shares and substantially dilute the ownership interests of our existing shareholders. In the event that our stock trades below $.30 per share, in order to raise additional financing we would likely be required to issue additional shares of common stock or securities convertible into common stock at a purchase or conversion price, as applicable, of less than $.30 per share. Any issuance of shares at a purchase price of less than $.30 per share would reduce the conversion price of our Series A Convertible Preferred Shares to such lower price. This would require us to issue additional shares upon conversion of our Series A Shares and further dilute the ownership interests of our existing shareholders. To the extent these factors are viewed negatively by the market, it may provide an incentive for persons to execute short sales of our common stock that could adversely affect the trading price of our common stock.

In January 2006, the Company issued Convertible Term Notes in the aggregate principal amount of $1,000,000 to certain investors. The Convertible Notes subsequently converted into shares of Series B Convertible Preferred Stock of the Company, which shares and cumulative dividends are convertible into shares of our common stock at a fixed conversion of $.30 per share for an aggregate amount of 3,517,245 shares as at December 31, 2007. Although many of the shares issuable upon conversion of our Series B Convertible Preferred Stock are eligible for public resale under Securities Exchange Commission Rule 144, we agreed to file a registration statement to cover the public resale of all of these shares. This significant increase in the number of shares available for public sale may have a negative impact on the trading price of our shares and substantially dilute the ownership interests of our existing shareholders. In the event that our stock trades below $.30 per share, in order to raise additional financing we would likely be required to issue additional shares of common stock or securities convertible into common stock at a purchase or conversion price, as applicable, of less than $.30 per share. Any issuance of shares at a purchase price of less than $.30 per share would reduce the conversion price of our Series B Convertible Preferred Shares to such lower price. This would require us to issue additional shares upon conversion of our Series B Shares and further dilute the ownership interests of our existing shareholders. To the extent these factors are viewed negatively by the market, it may provide an incentive for persons to execute short sales of our common stock that could adversely affect the trading price of our common stock.

In August 2006, certain subordinated term notes were converted to shares of Series C Convertible Preferred Stock of the Company, which shares and cumulative dividends are convertible into shares of our common stock at an fixed conversion of $.30 per share per share for an aggregate amount of 22,398,042 shares as at December 31, 2007. Although many of the shares issuable upon conversion of our Series C Convertible Preferred Stock are eligible for public resale under Securities Exchange Commission Rule 144, we agreed to file a registration statement to cover the public resale of all of these shares. This significant increase in the number of shares available for public sale may have a negative impact on the trading price of our shares and substantially dilute the ownership interests of our existing shareholders. In the event that our stock trades below $.30 per share, in order to raise additional financing we would likely be required to issue additional shares of common stock or securities convertible into common stock at a purchase or conversion price, as applicable, of less than $.30 per share. Any issuance of shares at a purchase price of less than $.30 per share would reduce the conversion price of our Series C Convertible Preferred Shares to such lower price. This would require us to issue additional shares upon conversion of our Series C Shares and further dilute the ownership interests of our existing shareholders. To the extent these factors are viewed negatively by the market, it may provide an incentive for persons to execute short sales of our common stock that could adversely affect the trading price of our common stock.

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

ITEM 2.     DESCRIPTION OF PROPERTY

We do not own any real estate. We conduct operations from leased premises in Marlborough, Massachusetts (38,000 square feet), Eagan, Minnesota (6,800 square feet), Wall, New Jersey (2,180 square feet) and Fulton County, Georgia, (360 square feet). We believe our current facilities are adequate for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation. As of December 31, 2007, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2007.

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

2007:	High	Low

Quarter ended December 31, 2007	$0.27	$0.10
Quarter ended September 30, 2007	0.20	0.07
Quarter ended June 30, 2007	0.30	0.17
Quarter ended March 31, 2007	0.35	0.20

2006:	High	Low

Quarter ended December 31, 2006	$0.53	$0.32
Quarter ended September 30, 2006	0.49	0.39
Quarter ended June 30, 2006	0.67	0.40
Quarter ended March 31, 2006	0.94	0.58

Holders

As of March 1, 2008, the number of stockholders of record of our common stock was 182.

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

Series A Convertible Preferred Stock.

In March 2004, we designated 100,000 shares of preferred stock as Series C Convertible Preferred Stock. In connection with the Company’s reincorporation in Delaware, each share of Series C Convertible Preferred Stock was automatically converted into one share of Series A Convertible Preferred Stock (the “Series A Shares”), of which 30,557 were issued and outstanding December 31, 2007. The following describes the material provisions of the Series A Shares which are more fully set forth in the Certificate of Designation on file with the Delaware Secretary of State.

The Series A Shares accrue a cumulative annual dividend of 7% on the $100 face amount of such shares payable June 15 and December 15 each year in shares of common stock. In the event of a liquidation, dissolution or winding up of the Company, the Series A shares have a liquidation preference of $100 per share (plus all accrued and unpaid dividends thereon) prior to any payment or distribution to holders of our common stock. The Series A Shares are convertible into common stock at a conversion price of $.30 per share. The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends or reclassifications. Subject to certain exceptions, in the event we issue additional shares of common stock at a purchase price less than the conversion price of the Series A Shares, the conversion price shall be lowered to such lesser price. In the event that the average closing bid price of our common stock is less than $1.00 per share for thirty (30) consecutive trading days at any time after November 17, 2008, we will be required to redeem the Series A Shares by payment of $100 per share plus all accrued and unpaid dividends due thereon. This date was deferred from March 3, 2008 to November 17, 2008 by an agreement with the holders of the Series A Shares on March 24, 2008.

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

Series B Convertible Preferred Stock.

In January 2006, the Company designated 1,000,000 shares of preferred stock as Series B Convertible Preferred Stock, 970,612 of which are issued and outstanding as of December 31, 2007. The following describes the material provisions of the Series B Convertible Preferred Shares which are more fully set forth in the Certificate of Designation on file with the Delaware Secretary of State.

The Series B Convertible Preferred Shares accrue a cumulative annual dividend of 15% on the $1 face amount of such shares payable January 1, April 1, July 1 and October 1 each year in shares of common stock, or cash at the Company’s election. In the event of a liquidation, dissolution or winding up of the Company, the Series B Convertible Preferred Shares have a liquidation preference of $1 per share (plus all accrued and unpaid dividends thereon) prior to any payment or distribution to holders of our common stock. The Series B Convertible Preferred Shares are convertible into common stock at a conversion price of $.30 per share. The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends or reclassifications. Subject to certain exceptions, in the event we issue additional shares of common stock at a purchase price less than the conversion price of the Series B Convertible Preferred Shares, the conversion price shall be lowered to such lesser price.

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

Series C Convertible Preferred Stock.

In August 2006, the Company designated 600,000 shares of preferred stock as Series C Convertible Preferred Stock, 592,032 of which are issued and outstanding, as of December 31, 2007. The following describes the material provisions of the Series C Convertible Preferred Shares, which are more fully set forth in the Certificate of Designation on file with the Delaware Secretary of State.

The Series C Convertible Preferred Shares accrue a cumulative annual dividend of 15% on the $10 face amount of such shares payable December 1, March 1, June 1 and September 1 each year in shares of common stock, or cash at the Company’s election. In the event of a liquidation, dissolution or winding up of the Company, the Series C Convertible Preferred Shares have a liquidation preference of $10 per share (plus all accrued and unpaid dividends thereon) prior to any payment or distribution to holders of our common stock. The Series C Convertible Preferred Shares are convertible into common stock at a conversion price of $.30 per share. The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends or reclassifications. Subject to certain exceptions, in the event we issue additional shares of common stock at a purchase price less than the conversion price of the Series C Convertible Preferred Shares, the conversion price shall be lowered to such lesser price.

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

OVERVIEW provides a description of our business, the major items that affected our business, and how we analyze our business. It then provides an analysis of our overall 2007 performance and a description of the significant events impacting 2007 and thereafter.

RESULTS OF OPERATIONS provides an analysis of the consolidated and segment results of operations for 2007 compared to 2006.

LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, financing, contractual obligations, and liquidity outlook.

CRITICAL ACCOUNTING POLICIES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.

RECENT ACCOUNTING STANDARDS by reference to Note 1 to the Consolidated Financial Statements provides a description of accounting standards which we have not yet been required to implement and may be applicable to our operations, as well as those significant accounting standards which were adopted during 2007.

OVERVIEW

Our Business

BIO-key develops and delivers advanced identification solutions and information services to customers in both the private sector and government, including law enforcement departments, and public safety agencies. Our high-performance, yet easy-to-deploy biometric finger identification technology accurately identifies and authenticates users of wireless and enterprise data, improving security, convenience and privacy while reducing identity theft. Our mobile wireless technology provides first responders with critical, reliable, real-time data and images from local, state and national databases. Today, over 750 police departments in North America depend on BIO-key solutions, making us one of the leading supplier of mobile and wireless solutions for public safety worldwide

On March 30, 2004, BIO-key acquired Public Safety Group, Inc. (PSG), a privately held company that is a leader in wireless solutions for law enforcement and public safety markets. PSG’s primary technology is PocketCop™, a handheld solution that provides mobile police officers, such as detectives who are not typically in their vehicles, a hand-held mobile information software solution.

On September 30, 2004, BIO-key acquired Aether Systems, Inc.’s Mobile Government Division (“Mobile Government” or “AMG”), a leading provider of wireless data solutions for use by public safety organizations, primarily state, local police, fire and rescue and emergency medical services organizations. Our PacketCluster mobile information software, originally acquired as part of this transaction, is integrated with 50 separate State/NCIC databases, as well as other state, local and federal databases. Its open architecture and its published Application Programming Interface (API) make it easy to interface with a wide range of information sources. PacketCluster products deliver real-time information in seconds, freeing dispatchers to handle more pressing emergencies.

On May 22, 2007, BIO-key competed a transaction with ZOLL Data Systems, Inc. (“ZOLL”), a subsidiary of ZOLL Medical Corporation, in which ZOLL acquired substantially all of the assets related to the Company’s Fire/EMS Services division.

INTRODUCTION

Over the past few years, the Company has integrated the products, operations and technology acquired from PSG and AMG, and restructured its operations into three business segments: Biometrics, Law Enforcement and Fire Safety, the last of which was sold in May 2007 to ZOLL. Our Biometrics and Law Enforcement segments are headed by a General Manager and are organized to quickly respond to market needs as well as to drive down costs to achieve profitability.

A detailed analysis of both segments can be found below.

RESULTS OF OPERATIONS

Consolidated Results of Operations

Two Year % trend

	Years ended December 31,
	2007	2006
Revenues
Services	70%	72%
License fees and other	30%	28%
	100%	100%
Costs and other expenses
Cost of services	15%	19%
Cost of license fees and other	3%	6%
	18%	25%
Gross Profit	82%	75%

Operating expenses
Selling, general and administrative	86%	86%
Research, development and engineering	50%	48%
	136%	134%
Operating loss	-54%	-59%

Other income (deductions)
Total other deductions	-2%	-54%
Net Loss from continuing operations	-56%	-113%
Net Income from discontinued operations	4%	15%
Gain on disposal of discontinued operations	41%	0%
Net Loss	-11%	-98%

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

Revenues and Costs of goods sold

			2007 - 2006
	2007	2006	$ Chg	% Chg

Revenues
Law Enforcement
Service	$6,904,856	$8,069,093	$(1,164,237)	(14)%
License & other	2,168,344	2,357,891	(189,547)	(8)%
	9,073,200	10,426,984	(1,353,784)	(13)%
Biometrics
Service	60,850	79,377	(18,527)	(23)%
License & other	854,406	781,677	72,729	9%
	915,256	861,054	54,202	6%

Total Revenue	$9,988,456	$11,288,038	$(1,299,582)	(12)%

Cost of goods sold
Law Enforcement
Service	$1,397,888	$1,958,868	$(560,980)	(29)%
License & other	145,627	499,197	(353,570)	(71)%
	1,543,515	2,458,065	(914,550)	(37)%
Biometrics
Service	95,453	208,981	(113,528)	(54)%
License & other	145,808	158,463	(12,655)	(8)%
	241,261	367,444	(126,183)	(34)%

Total COGS	$1,784,776	$2,825,509	$(1,040,733)	(37)%

Revenues

Law Enforcement

Service revenue for the segment for the year ended December 31, 2006 included approximately $1,409,000 from a long-term project that the Company had participated in as a subcontractor.  The amount resulted from a cash payment of approximately $571,000 along with approximately $838,000 of revenue that was previously deferred until evidence of full acceptance by the end user was received by the Company.  In 2007, revenue from this project was $293,000 for service revenue and $310,000 for license revenue. License revenue for 2007 decreased from 2006 due to a decline in the size and volume of orders.

Biometrics

License revenue included approximately $200,000 from a large commercial biometrics order received in the fourth quarter of 2007.  However, revenue in this segment continues to be inconsistent and unpredictable as the market for the Biometrics’ products continues to develop slowly.

Costs of goods sold

Law Enforcement

Cost of services for the year ended December 31, 2007 decreased from the 2006 period due to a reduction in payroll costs of approximately $350,000, and the associated allocation of corporate overhead. Share-based compensation decreased as well due to the majority of options granted becoming fully vested in 2006.

Cost of licenses for the year ended December 31, 2007 decreased when compared to the 2006 period due to the

Company lessening its activity with technology partners, leading to a reduction in royalty-bearing license sales. In addition, the 2006 period included approximately $205,000 of hardware costs for long-term projects which were wound up during that year.

Biometrics

Costs of Services decreased for the year ended December 31, 2007 due to a 50% reduction in headcount within the segment compared to the corresponding 2006 period.

Costs of License and other are primarily related to the hardware component for sales of biometric fingerprint readers. The margin for the hardware sales during the 2007 year was higher than that achieved in the corresponding 2006 period due to the Company moving to a newer fingerprint reader technology during the timeframe, with an improved pricing structure.

Selling, general and administrative

			2007 - 2006
	2007	2006	$ Chg	% Chg

Law Enforcement	$7,142,929	$7,972,645	$(829,716)	(10)%
Biometrics	1,430,934	1,790,106	(359,172)	(20)%

Total	$8,573,863	$9,762,751	$(1,188,888)	(12)%

For 2006, SG&A costs were allocated to segments based on several factors including management estimates and percentage of revenue.  For 2007, sales expenses and R&D management expenses are a direct cost to the segment, while G&A costs are allocated between business segments on fixed percentages that were established by management during the budgeting process.

The overall decline in the total SG&A costs for the year ended December 31, 2007 as compared to 2006 was primarily attributable to a reduction in headcount driven by continued focus on expense management.  Payroll costs, which include permanent and temporary staff as well as the associated benefits, and commissions, were reduced by approximately $740,000 in 2007. In addition, the Company was able to eliminate certain accounting and consulting fees incurred during 2006 relating to reporting and compliance issues that the Company experienced due to the restatement of previously filed financial statements that occurred in 2006.  This resulted in professional fees dropping by approximately $670,000 throughout the 2007 year, offset by $426,000 in one-time legal and regulatory costs associated with our proposed acquisition of a Canadian company.  Furthermore, the Company reduced spending in air travel and advertising by approximately $220,000 as the sales and marketing functions were streamlined during the year.

Research, development and engineering

			2007 - 2006
	2007	2006	$ Chg	% Chg

Law Enforcement	$3,997,678	$4,010,233	$(12,555)	(0)%
Biometrics	997,121	1,362,087	(364,966)	(27)%

Total	$4,994,799	$5,372,320	$(377,521)	(7)%

R&D expenses represent the costs of investing in products under development at a point in time and are mainly driven by headcount, facilities costs and share-based compensation.

Law Enforcement

R & D costs have decreased slightly for the year ended December 31, 2007 as compared to 2006,  primarily due to staff and cost structure reductions, particularly at the contractor or temporary level.  Non-cash share-based compensation charges rose during the year, as options predominately granted during 2006 were subject to a full year of vesting during 2007. Due to greater personnel reductions in other cost centers the Law segment comprised a higher proportion of Company headcount, and so was allocated more of the facilities expenses, offsetting the payroll reductions.

Biometrics

R & D costs have decreased for the year ended December 31, 2007, as compared to 2006, mainly due to lower personnel costs, on both a permanent and temporary level.  This reduction also affected the size of the allocation of facility charges, which also fell during the year.

Other income and expense

			2007 - 2006
	2007	2006	$ Chg	% Chg

Interest income	$3,097	$—	$3,097	n/a
Interest expense	(832,457)	(5,730,712)	4,898,255	(85)%
Derivative and warrant fair value adjustments	1,016,845	7,542,666	(6,525,821)	(87)%
Loss on extinguishment of debt	(403,940)	(7,815,717)	7,411,777	(95)%
Other income (expense)	12,102	(48,637)	60,739	(125)%

	$(204,353)	$(6,052,400)	$5,848,047	(97)%

For the year ended December 31, 2007, the decrease in interest expense was attributable to the expiration of the letter of credit arrangement with Aether Systems Inc. on December 31, 2006, and the repayment of all of the Company’s senior and subordinated debt obligations in May 2007.  Interest expense includes actual cash paid for interest as well as non-cash interest charges for the amortization of debt discounts, deferred charges, and deferred rent.

For the year ended December 31, 2007, derivative and warrant fair value adjustments decreased, when compared to the 2006 period, due to changes in the fair market value of embedded derivatives and detachable warrants issued with convertible debt in 2004 and 2005, as well as additional derivatives recorded as a result of financings in 2006. The fair value of the derivatives will fluctuate based on; our stock price on the valuation date, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate, and the time to maturity of the outstanding debt at different points in time. Stock price is the major driver behind the movement in the Company’s balances. In dollar terms, our stock price decreased less during the 2007 year when compared to the 2006 year, reducing the extent of the movement in value of the derivatives and warrants, and creating less substantial non-cash income.

As mentioned in Note Q to the consolidated financial statements, the balance of unamortized debt discounts, deferred financing charges, and derivatives with respect to the 2004 and 2005 financings were extinguished as part of the May 2007 debt repayment, as well as the January and August 2006 refinancings. Writing off the balance of unamortized debt discount was the major component of the expense, and for the 2007 year it was significantly less than the 2006 balance due to a lower debt base following the August 2006 restructure.  The changes represented non-cash income and expense charges to the statement of operations, and were classified as loss on extinguishment of debt.

DISCONTINUED OPERATIONS

On May 22, 2007, we completed the sale of our Fire/EMS Services division for $7 million, amounting to a net gain to the Company of approximately $4 million. This business had previously been reported as a separate segment in our financial statements. For the fiscal years ended 2007 and 2006, $0.4 million and $1.6 million of operating income, respectively, net of tax, were reflected as discontinued operations in the accompanying consolidated statements of income.  Net sales associated with the discontinued operations were $1.5 million, and $3.5 million for 2007 and 2006, respectively. See “Note B — Discontinued Operations” for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES OVERVIEW

Net cash used in operations during the year ended December 31, 2007 was approximately $2,161,000, including approximately $2,737,000 used for continuing operations offset by approximately $576,000 provided by the discontinued Fire/EMS business. The cash used for operating activities of continuing operations was primarily due to the following items:

•              Positive cash flows related to a decrease in accounts receivable, and an increase in deferred revenue of approximately $749,000, and $743,000, respectively,

•              Positive cash flows related to a decrease in costs and earnings in excess of billings on completed contracts of approximately $920,000,

•     Negative cash flows from a decrease in accrued expenses of approximately $501,000 due to the timing of payments.

The following non-cash items reflected in the Company’s statement of operations are used to reconcile the net loss to the net cash used in operating activities during the year ended December 31, 2007:

•              The Company issued notes in 2004, 2005 and 2006 and preferred stock in 2006, all of which contained embedded derivatives, and associated warrants. In 2007, the Company recognized gains of approximately $1,017,000 related to the decrease in value of the derivatives and associated warrants. The decrease in value is driven mainly by the decline in value of the underlying BIO-key stock.

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

•              The Company recorded approximately $403,000 of charges in 2007, for the non-cash expense related to the extinguishment of debt as a result of the May 2007 repayment. The loss mainly relates to the accounting for the effect of extinguishing previously recorded deferred financing costs and changes in the present value of embedded derivatives and warrants.

•     The Company recorded approximately $761,000 of charges in 2007 for the expense of amortizing intangible assets.

•              The Company recorded approximately $658,000 of charges in 2007 for the expense of issuing options to employees for services.

INVESTING ACTIVITIES OVERVIEW

Net cash provided by investing activities for the year ended December 31, 2007 was approximately $7,161,000, including approximately $7,169,000 provided by continuing operations, offset by approximately $8,000 used by the discontinued Fire/EMS business. The cash provided by investing activities for continuing operations was primarily driven by $7,000,000 in proceeds from the disposal of the Fire/EMS business and deposit returns of approximately $313,000, offset by approximately $155,000 of net funds transferred to an escrow account with respect to the Fire/EMS disposal.

FINANCING ACTIVITIES OVERVIEW

Net cash provided by financing activities during the year ended December 31, 2007 was approximately $4,662,000, which was entirely comprised of debt repayments on May 22, 2007.

Working capital deficit at December 31, 2007 was approximately $5,796,000 as compared to a deficit of approximately $8,648,000 at December 31, 2006, the improvement of which was driven mainly by the Company’s repayment of convertible debt in May 2007.

Since January 7, 1993 (date of inception), our capital needs have been principally met through proceeds from the sale of equity and debt securities.

We do not expect any material capital expenditures during the next twelve months.

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Liquidity outlook

At December 31, 2007, our total of cash and cash equivalents was $964,774, as compared to $627,167 at December 31, 2006. The 2007 total excludes $153,094 of restricted cash, which is currently in escrow in accordance with the settlement of the Fire/EMS business proceeds from ZOLL. It is expected the escrow balance, less applicable adjustments (if approved) shall be remitted to the Company over the next six months.

As discussed above, the Company has financed itself through access to the capital markets by issuing convertible debt securities, convertible preferred stock and common stock. We currently require approximately $950,000 per month to conduct our operations. During the 2007 year, we generated approximately $10,000,000 of revenue. While the Company expects to increase revenue into 2008, there can be no assurance that we will achieve that goal.

The Company’s Series A Convertible Preferred Stock is redeemable in cash by the stockholders within 10 days after December 31, 2008, if certain stock price performance conditions are not met. This date was deferred from March 31, 2008 by an agreement with the holders of the Series A Shares on March 24, 2008.

In addition, the Company’s Series B and Series C Convertible Preferred Stock is redeemable in cash by the stockholders during the first quarter of 2009, if certain stock price performance conditions are not met.

If we are unable to generate sufficient revenue to meet our goals, we will need to obtain additional third-party financing to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. Therefore, we will need to obtain additional financing through the issuance of debt or equity securities, or to restructure our financial position through similar transactions to those consummated during 2006 and 2007.

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

CONTRACTUAL OBLIGATIONS

We have various contractual obligations impacting our liquidity. The following represents some of our contractual obligations as of December 31, 2007:

	Total	2008	2009	2010	2011
Non-cancelable operating leases	$937,606	$900,059	$36,089	$1,458	—

The Company does not own any real estate but conducts operations from four leased premises. These non-cancelable operating leases expire a various dates through 2010. In addition to base rent, the Company pays for property taxes, maintenance, insurance and other occupancy expenses according to the terms of the individual leases.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have, or are in the opinion of management reasonably likely to have, a current or future effect on our financial condition or results of operations.

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

Costs and other expenses: Includes professional compensation and other direct contract expenses, as well as costs attributable to the support of client service professional staff, depreciation and amortization costs related to assets used in revenue-generating activities, and other costs attributable to serving the Company’s client base. Professional compensation consists of payroll costs and related benefits including stock-based compensation and bonuses. Other direct contract expenses include costs directly attributable to client engagements, such as out-of-pocket costs including travel and subsistence for client service professional staff, costs of hardware and software and costs of subcontractors. The allocation of lease and facilities charges for occupied offices are included in costs of service.

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

The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liability is re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For options, warrants and bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Scholes or Binomial option pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

5. Goodwill and Intangible Assets

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

Due to the disposal of the Fire/EMS business in May 2007, the Company allocated a greater proportion of Corporate overhead to its Law and Biometrics segments, which affected the fair value assessment of these two remaining reporting units. In addition, the Company also repaid the balance of all convertible debt during the quarter, which increased the net assets of the Company. Accordingly, the Company assessed these events significant enough to trigger the need for an interim assessment as to the recoverability of goodwill. Based on the Company’s assessment, as of June 30, 2007, the Company believed no impairment to goodwill existed.

As provided by SFAS No. 142, the Company has elected to perform the annual assessment of the carrying value of all goodwill as of September 30th of each year using a number of criteria, including the value of the overall enterprise. As of December 31, 2007, the Company believes that no material impairment exists. Future impairment charges from previous or future acquisitions, if any, will be reflected as an operating expense in the statement of operations.

6. Deferred Revenue

Deferred revenue includes customer advances and amounts that have been billed per the contractual terms but have not been recognized as revenue. The majority of these amounts are related to maintenance contracts for which the revenue is recognized ratably over the applicable term, which generally is 12 months from the date the customer accepts the products.

7. Research and Development Expenditures

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

8. Earnings Per Share of Common Stock

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

9. Income Taxes

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

10. Accounting for Stock-Based Compensation

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

11. Use of Estimates

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for calendar year companies on January 1, 2009. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for calendar year companies on January 1, 2009. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December 2007, the  SEC issued Staff Accounting Bulletin 110. SAB 110 expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004).  SAB 110 is not expected to have a significant impact on the entity consolidated financial statements.

ITEM 7    FINANCIAL STATEMENTS

See financial statements appearing at pages 49-79 of this report

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

                   DISCLOSURE

On July 24, 2006, the Audit Committee of the Board of Directors of the Company dismissed DS&B, Ltd. (“DS&B”) as the Company’s independent registered public accounting firm.  The reports issued by DS&B on their audit of the Company’s financial statements for the 2004 and 2005 fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except as follows:

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

During the Company’s 2004 and 2005 fiscal years and through the date hereof, there were no disagreements with DS&B on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to DS&B’s satisfaction, would have caused them to make reference to the subject matter in connection with their report of the Company’s financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(iv) of Regulation S-B except for:

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

The Audit Committee held discussions with DS&B regarding each such event and the Company authorized DS&B to respond fully to any inquiries of Carlin, Charron & Rosen LLP (“CCR”) concerning the subject matter of each such event. The Company requested DS&B to provide a letter to the Securities and Exchange Commission stating whether it agreed with the foregoing disclosures. The letter was sent by DS&B dated August 9, 2006.

On July 24, 2006, the Company engaged CCR to serve as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2006.  The Company’s engagement of CCR was approved by the Audit Committee of the Company’s Board of Directors.

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

ITEM 8A(T).    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2007 was carried out by the Company under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

During the review of the Company’s operating results for the period covered by this report, our CEO and CFO determined that, as of December 31, 2007, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms. Our management reached this conclusion after identifying our system to capture disclosure items, our internal process of review for account reconciliations, our documentation of internal controls and our internal process for preparing our annual report on Form 10-KSB for the fiscal year ended December 31, 2007 as being adequate to provide such assurance.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH

                   SECTION 16(a) OF THE EXCHANGE ACT

The following sets forth certain information about each director and executive officer of the Company.

NAME	AGE	POSITIONS HELD
Thomas J. Colatosti	60	Chairman of the Board of Directors
Michael W. DePasquale	53	Chief Executive Officer and Director
Jeffrey J. May (b)	48	Director
Charles P. Romeo(a) (c)	66	Director
John Schoenherr (b) (c)	55	Director

Francis J. Cusick	53	Chief Financial Officer
Randy Fodero	49	Vice President of Sales
Kenneth S. Souza	53	General Manager, Law Enforcement and Chief Technology Officer

(a)             From April 2004 to February 2005, Mr.Romeo was employed by the Company.

(b)            Audit Committee Member

(c)             Compensation Committee Member

The following is a brief summary of the business experience of each of the above-named individuals:

THOMAS J. COLATOSTI has served as a Director of the Company since September 2002 and as Chairman of the Board since January 3, 2003. He served as Co-Chief Executive Officer of the Company from July 2005 to August 2006. Mr. Colatosti also currently serves as the Chief Executive Officer of American Security Ventures, a Lexington, Massachusetts — based consulting firm he founded which specializes in providing strategic management consulting services to emerging and developing companies in the homeland security industry. Since August 18, 2005, Mr. Colatosti has served as a Director and President of Good Harbor Partners Acquisition Corp., a publicly-traded special purpose acquisition company formed to acquire businesses in the security sectors. From 1997 through June 2002, Mr. Colatosti served as the Chief Executive Officer of Viisage Technology, Inc., a publicly traded biometric technology company focusing on biometric face-recognition technology and delivering highly secure identification documents and systems. Between 1995 and 1997, Mr. Colatosti served as President and Chief Executive Officer of CIS Corporation, a higher education industry leader that designed and implemented integrated and flexible systems solutions to manage entire university administrative operations. Prior to CIS, Mr. Colatosti had a 21 year career with Digital Equipment Corporation. His most recent responsibility was Vice President and General Manager, Northeast Area, where he was responsible for a business unit with annual revenues of more than $1.2 billion and 3,000 employees. Mr. Colatosti is considered a security industry authority. Mr. Colatosti earned a Bachelor of Science degree in Management and Finance as well as a Masters degree in Business Administration from Suffolk University.

MICHAEL W. DEPASQUALE has served as the Chief Executive Officer and a Director of the Company since January 3, 2003. He served as Co-Chief Executive Officer of the Company from July 2005 to August 2006. Mr. DePasquale brings more than 25 years of executive management, sales and marketing experience to the Company. Prior to joining BIO-key, Mr. DePasquale served as the President and Chief Executive Officer of Prism eSolutions, Inc., a Pennsylvania - based provider of professional consulting services and online solutions for ISO-9001/14000 certification for customers in manufacturing, healthcare and government markets, since February 2001. From December 1999 through December 2000, Mr. DePasquale served as Group Vice President for WRC Media, a New York - based distributor of supplemental education products and software. From January 1996 until December 1999, Mr. DePasquale served as Senior Vice President of Jostens Learning Corp., a California - based provider of multi media curriculum. Prior to Jostes, Mr. DePasquale held sales and marketing management positions with McGraw-Hill and Digital Equipment Corporation. Mr. DePasquale earned a Bachelor of Science degree from the New Jersey Institute of Technology.

JEFFREY J. MAY has served as a Director of the Company since October 29, 2001. Since December 2006, Mr. May has served as the CEO of MagnaLynx, a semiconductor company specializing in high speed chip level communications. Since 1997, Mr. May has served as the President of Gideons Point Capital, a Minnesota - based investment and consulting firm focusing on assisting start-up technology companies. In 1983, Mr. May co-found Advantek, Inc., a manufacturer of equipment and materials for the semiconductor industry, which was sold in 1993. Mr. May continued to serve as a director and Vice-President of Operations of Advantek until 1997, when it had over 600 employees and sales in excess of $100 million. Mr. May earned a Bachelor of Science degree in Electrical Engineering from the University of Minnesota in 1983.

CHARLES P. ROMEO has served as a director of the Company since February 28, 2005 and from January 29, 2003 to April 19, 2004. From April 2004 until February 2005, he served as Vice President of Sales, Public Safety Division of the Company. From November 2005 to November 2007, Mr. Romeo served as the Vice President of Sales and Marketing for UNICOM, a Rhode Island systems integrator. From September 2002 until April 2004 Mr. Romeo has served as the President and Chief Executive Officer of FreedomBridge Technologies, Inc., a Rhode Island - based consulting firm to technology companies in the homeland security industry specializing in implementing direct and channel selling programs, strategic alliances and partnerships in the law enforcement market. Prior to founding FreeedomBridge, Mr. Romeo had a 33 year sales and marketing management career with Digital Equipment Corporation, Compaq Computer Corporation and Hewlett Packard. During his career, Mr. Romeo served as Vice President of Service Sales for a $500 million business unit, and Director of Public Sector Sales, a $275 million division of Hewlett Packard. Mr. Romeo authored The Sales Manager’s Troubleshooter, Prentice Hall 1998, which was named as one of the “top 10 must reads” by Sales and Marketing Magazine. Mr. Romeo earned a Bachelor of Science degree in Mathematics and Economics from the University of Massachusetts and an Executive MBA from Babson College.

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

RANDY FODERO has served as the Vice President of Sales since February 1, 2006. From July 2005 until February  2006, he was a sales consultant to the Company. Between July 2003 and July 2005, Mr. Fodero was the Vice President of Sales and Marketing, and from March 2003 to July 2003 Mr. Fodero was a member of the Company’s sales organization. Mr. Fodero has more than 20 years of successful executive and sales management experience. Prior to joining the Company, Mr. Fodero served as Director of Global Accounts for Veritas Software from February 2002 until January 2003. Between 1999 and February 2002, Mr. Fodero served in executive sales capacities with companies in the enterprise software industry, including Agile Software. From 1998 to 1999, Mr. Fodero served as Regional Vice President of Sales for Memco Software, a leading provider of information security software to Fortune 1000 companies, where he was instrumental in increasing sales and enhancing shareholder value in connection with the sale of Memco to Platinum Technology. From 1990 through 1998, Mr. Fodero served as Vice President of Sales of CommVault Systems, where he grew sales from startup to over $36 million and participated in a management buyout.

KENNETH S. SOUZA has served as Executive Vice President and General Manager, Law Enforcement since October 18, 2005. From October 2004 to October 2005 Mr. Souza was Chief Technology Officer of the Company. Prior to joining the Company, Mr. Souza was Vice President of Industry Solutions for EMC Corporation. Prior to joining EMC, he was Vice President for e-Commerce Enterprise Systems Solutions for Compaq Computer Corporation for four years. His 25-year technology and market career includes serving in a number of executive positions with Digital Equipment Corporation including Vice President Worldwide Solutions Services and Training, and Director of Workstations Marketing. In the early 1980’s, Mr. Souza held technical sales management positions with Hewlett Packard and Burroughs. Mr. Souza also held executive positions with a venture funded MRP software company.

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

Independent Directors

The Board applies the definition of independent director as set forth in NASDAQ Stock Market Rule 4200 (a)(15). In accordance with this guidance, the Board considers Mr. May and Mr. Schoenherr to be independent. The Board considers Mr. Romeo, a member of the Company’s Compensation Committee, not to be independent.

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

•                  the performance of our independent registered public accounting firm.

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

The audit committee has reviewed and discussed with the independent registered public accounting firm and management the plan and results of the auditing engagement and the audited financial statements for the fiscal year ended December 31, 2007. The audit committee reviewed and discussed management’s assessment of the effectiveness of the company’s internal control over financial reporting. The audit committee discussed with the independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61, “Communication With Audit Committees.” Statement on Auditing Standards No. 61 requires our independent registered public accounting firm to discuss with the audit committee, among other things, the following:

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

The audit committee has also reported to the board of directors its activities, conclusions and recommendations. Specifically, in reliance on the reviews and discussions referred to above, the audit committee recommended to the board of directors that the audited financial statements be included in our Annual Report on Form 10-KSB for the year ended December 31, 2007, for filing with the SEC. The Audit Committee has also approved the appointment of Carlin, Charron & Rosen, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

Respectfully submitted,

AUDIT COMMITTEE

Jeffrey J. May (Chairman)

John Schoenherr

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the U.S. Securities and Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors and persons who own more than ten percent (10%) of the Company’s Common Stock to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of the Company’s Common Stock. Such officers, directors and ten percent (10%) stockholders are also required by applicable SEC rules to furnish the Company with copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on its review of the copies of such forms received by it, or written representations from such persons that no other reports were required for such persons, the Company believes that during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to the Company’s officers, directors and ten percent (10%) stockholders were satisfied in a timely fashion.

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

Internet Address and SEC Reports

We maintain a website with the address www.BIO-key.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-KSB. We make available free of charge through our website our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Our SEC filings are also available over the internet at the SEC’s website www.sec.gov. Members of the public may read and copy any materials the Company files with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the public reference room is available by calling the SEC on 1800-SEC-0330.

ITEM 10.             EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation paid to or accrued by our chief executive officer (principal executive officer) and the two most highly compensated executive officers other than the principal executive officer, who were serving as executive officers at the end of December 31, 2007, for the fiscal years ended December 31, 2007 and 2006:

SUMMARY COMPENSATION TABLE

Name	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael W. DePasquale (1)	2007	250,000	—	—	110,545	(4)	—	—	775	361,320
Chief Executive Officer	2006	250,000	—	—	85,892	(4)	—	—	775	336,667

Randy Fodero (2)	2007	170,000	—	—	101,768	(4)	57,755	—	527	330,050
Vice President Sales	2006	170,000	—	—	95,633	(4)	70,133	—	527	336,293

Kenneth S. Souza (3)	2007	200,000	—	—	112,392	(4)	—	—	620	313,012
General Manager, Law	2006	200,000	10,000	—	114,943	(4)	—	—	620	325,563
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

(4)             The aggregate grant date fair value of the option awards was estimated using the Black-Scholes option pricing model, with the assumptions listed in Note A to the Company’s financial statements. The amount shown in this column represents the compensation cost of awards recognized during the year for financial reporting purposes under FAS 123(R ), without regard to estimated forfeitures related to service-based vesting conditions for option awards.

Narrative Disclosure to Summary Compensation Table

Compensation for BIO-key’s executives is comprised of three main components: base salary, annual performance-based cash bonus and long-term equity awards. We do not target a specific weighting of these three components or use a prescribed formula to establish pay levels. Rather, the board of directors and compensation committee considers changes in the business, external market factors and our financial position each year when determining pay levels and allocating between long-term and current compensation for the named executive officers.

Cash compensation is comprised of base salary and an annual performance-based cash bonus opportunity. The committee generally seeks to set a named executive officer’s targeted total cash compensation opportunity within a range that is the average of the applicable peer company and/or general industry compensation survey data, adjusted as appropriate for individual performance and internal pay equity and labor market conditions.

In setting cash compensation levels, we favor a balance in which base salaries are generally targeted at slightly below the peer average and a bonus opportunity that is targeted at slightly above the average. The committee believes that this higher emphasis on performance-based cash bonuses places an appropriate linkage between a named executive officer’s pay, his or her individual performance and the achievement of specific business goals by placing a higher proportion of annual cash compensation at risk, thereby aligning executive opportunity with the interests of stockholders.

We include an equity component as part of our compensation package because we believe that equity-based compensation aligns the long-term interests of our named executive officers with those of stockholders.

These cash and equity compensation components of pay are supplemented by various benefit plans that provide health, life, accident, disability and  severance benefits, most of which are the same as the benefits provided to all of our US based employees.

Employment Agreements

On March 28, 2006, the Company entered into a two-year employment agreement with Michael W. DePasquale to serve as the Chief Executive Officer of the Company at an annual base salary of $250,000, subject to adjustment by the Board of Directors, as well as an entitlement to $1,000 per month in lieu of participating in the Company’s medical plan. In addition to the Base Salary and Stock Options, a “Discretionary Bonus” may be awarded to Mr. DePasquale on the basis of merit performance on an annual basis in the sole discretion of the Board of Directors. The employment agreement also provides for the grant of options to purchase up to 400,000 shares of Company common stock payable at the discretion of the Board of Directors.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
DECEMBER 31, 2007

The following table sets forth for each named executive officer, information regarding outstanding equity awards as at December 31, 2007:

Option Awards							Stock Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares or units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Michael W. DePasquale	500,000	—		—	1.32	12/11/2010	—	—	—	—
	580,000	—			0.53	1/3/2010
	200,000	200,000	(1)		0.75	3/23/2013

Randy Fodero	466,666	133,334	(2)	—	0.60	11/11/2012	—	—	—	—
	50,000	50,000	(3)		0.75	3/23/2013

Kenneth S. Souza	300,000	—	(4)	—	1.05	9/15/2011	—	—	—	—
	125,000	125,000	(5)		0.75	3/23/2013

(1)             The options vest equally in two annual installments commencing March 23, 2007; 200,000 vested on March 23, 2007 and 200,000 vested on March 23, 2008.

(2)             200,000 of the options vested upon grant and the remaining options vest equally thereafter in three annual installments commencing November 11, 2006; 133,333 vested on November 11, 2006, 133,333 vested on November 11, 2007 and 133,334 will vest on November 11, 2008.

(3)             The options vest equally in two annual installments commencing March 23, 2007; 50,000 vested on March 23, 2007 and 50,000 vested on March 23, 2008.

(4)             The options vest equally in three annual installments commencing October 4, 2005;  100,000 vested on October 4, 2005; 100,000 vested on October 4, 2006 and 100,000 vested on October 4, 2007.

(5)             The options vest equally in two annual installments commencing March 23, 2007; 125,000 vested on March 23, 2007 and 125,000 vested on March 23, 2008.

Narrative Disclosure to Outstanding Equity Awards at Fiscal Year End Table

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

On October 4, 2007, the Company renewed the annual agreement with Kenneth Souza to serve as Executive Vice

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

DIRECTOR COMPENSATION FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2007

The following table sets forth for each director, information regarding their compensation for the year ended December 31, 2007:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas J. Colatosti	—	—	—		—	—	—	—
Michael W. DePasquale(1)	—	—	—		—	—	—	—
Jeffrey J. May	—	—	—		—	—	—	—
Charles P. Romeo	—	—	34,921	(2)	—	—	—	34,921
John Schoenherr	—	—	—		—	—	—	—

(1)             Refer to Narrative Disclosure To Summary Compensation Table for information pertaining to Mr. DePasquale’s employment agreement.

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

Narrative Disclosure to Director Compensation Table

Directors who are also officers of the Company receive no additional compensation for serving on the Board of Directors, other than reimbursement of reasonable expenses incurred in attending meetings. The Company’s current policy is to issue options to purchase 50,000 shares of common stock to each non-employee director on an annual basis. No options were issued during 2007.

In connection with his appointment to the Board of Directors in September 2002, the Company has entered into a number of consulting arrangements with Thomas J. Colatosti. Under the most recent arrangement, which was entered into on July 12, 2007, Mr. Colatosti, provided services to the Company and its subsidiaries and affiliates for the year ended December 31, 2007 at a rate of $12,000 per month. This agreement expired on December 31, 2007 and has not been renewed.

We reimburse each of our non-employee directors for their reasonable expenses incurred in connection with attending meetings of the board of directors and related committees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 1, 2008, information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than five percent (5%) of the Company’s outstanding common stock. The following table also sets forth, as of such date, the beneficial ownership of the Company’s common stock by all officers and directors, individually and as a group. Unless otherwise indicated, the address of each person listed below is c/o BIO-key International, Inc., 3349 Highway 138, Building D, Suite B, Wall, NJ 07719

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(1)
Thomas J. Colatosti	1,530,000	(2)	2.4%

Michael W. DePasquale	1,500,000	(3)	2.4%

Francis J. Cusick	350,000	(4)	*
Jeffrey May	250,000	(5)	*
Charles P. Romeo	400,000	(6)	*
John Schoenherr	50,000	(7)	*
Randy Fodero	566,666	(8)	*
Kenneth S. Souza	550,000	(9)	*
Trellus Management Company, LLC	9,661,039		15.5%
350 Madison Avenue 9th Floor New York, NY 10017
All officers and directors as a group (8) persons	5,196,666		8.3%

*                    Less than 1%

(1)             The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Securities Exchange Act of 1934 and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as, other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 62,511,172 shares of common stock outstanding as of March 1, 2008.

(2)             Includes 550,000 shares assumable upon exercise of options and 875,000 shares issuable upon conversion of Series A Preferred Stock.

(3)             Includes 1,480,000 shares issuable upon exercise of options.

(4)             Consists of shares issuable upon exercise of options.

(5)             Consists of shares issuable upon exercise of options.

(6)             Consists of shares issuable upon exercise of options.

(7)             Consists of shares issuable upon exercise of options.

(8)             Includes 566,666 shares issuable upon exercise of options. Does not include 133,334 shares issuable upon exercise of options subject to vesting.

(9)             Consists of shares issuable upon exercise of options.

The following table sets forth, as of December 31, 2007, information with respect to securities authorized for issuance under equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	80,000	$0.47	—
Equity compensation plans not approved by security holders	6,969,415	$0.86	2,857,842
Total	7,049,415	$0.85	2,857,842

During 1996, the Board of Directors and stockholders of the Company adopted the 1996 Stock Option Plan (the 1996 Plan). Under the 1996 Plan, 750,000 shares of common stock are reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 100% of fair market value for incentive stock options and 50% for all others. The term of stock options granted may not exceed ten years. Options issued under the Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined, all options outstanding vest immediately. The 1996 Plan expired in May 2005.

As of December 31, 2007, there were outstanding options under the 1996 Plan to purchase 80,000 shares of common stock, and no shares were available for future grants.

The Company’s 1999 Stock Option Plan (the “1999 Plan”) was adopted by the Board of Directors of the Company on or about August 31, 1999. The material terms of the 1999 Plan are summarized below.

The 1999 Plan is currently administered by the Board of Directors of the Company (the “Plan Administrator”). The Plan Administrator is authorized to construe the 1999 Plan and any option issued under the 1999 Plan, select the persons to whom options may be granted, and determine the number of shares to be covered by any option, the exercise price, vesting schedule and other material terms of such option. The 1999 Plan expires in August 2009.

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

The 1999 Plan provides for the immediate vesting of all options in the event of a “Change In Control” of the Company. In the event of a Change In Control, the Company is required to deliver written notice to each optionee under the 1999 Plan fifteen (15) days prior to the occurrence of a Change in Control, during which time all options issued under 1999 Plan may be exercised. Thereafter, all options issued under the 1999 Plan which are neither assumed or substituted in connection with such transaction, automatically expire, unless otherwise determined by the Board. Under the 1999 Plan, a “Change In Control” is defined to include (i) a sale or transfer of substantially all of the Company’s assets; (ii) the dissolution or liquidation of the Company; (iii) a merger or consolidation to which the Company is a party and after which the prior shareholders of the Company hold less than 50% of the combined voting power of the surviving corporation’s outstanding securities; (iv) the incumbent directors cease to constitute at least a majority of the Board of Directors; or (v) a change in control of the Company which would otherwise be reportable under Section 13 or 15(d) of the Exchange Act. The 1999 Plan expires in August 2009.

As of December 31, 2007, there were outstanding options under the 1999 Plan to purchase 805,000 shares of common stock, and options to purchase an aggregate of 904,257 shares were available for future grants.

On October 12, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan (the 2004 Plan). The 2004 Plan has not yet been presented to stockholders for approval and thus incentive stock options are not available under this plan. Under the terms of this plan, 4,000,000 shares of common stock are reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 85% of fair market value. The term of stock options granted may not exceed ten years. Options issued under the 2004 Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined, all options outstanding vest immediately. The 2004 Plan expires in October 2014.

As of December 31, 2007, there were outstanding options under the 2004 Plan to purchase 2,221,415 shares of common stock, and options to purchase an aggregate of 1,778,585 shares were available for future grants.

In addition to options issued under the 1996, 1999 and 2004 Plans, the Company has issued options to employees, officers, directors and consultants to purchase common stock under the non plan. As of December 2007, there were outstanding options under the non plan to purchase 3,943,000 shares of common stock. The terms of these options are substantially similar to the provisions of the 1999 Plan and options issued thereunder.

ITEM 12.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Employment Arrangements

The Company has entered into employment agreements with Michael W. DePasquale and Kenneth S. Souza. See “EXECUTIVE COMPENSATION—Employment Agreements.”

Consulting Arrangement with Thomas J. Colatosti

In connection with his appointment to the Board of Directors in September 2002, the Company has entered into a number of consulting arrangements with Thomas J. Colatosti. Under the most recent arrangement, which was entered into on July 12, 2007, Mr. Colatosti, provided services to the Company and its subsidiaries and affiliates for the year ended December 31, 2007 at a rate of $12,000 per month.

Director Independence

For our description of director independence, see “DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT — Independent Directors.”

ITEM 13.             EXHIBITS

(a) The following documents are filed as part of this Report. Portions of Item 13 are submitted as separate sections of this Report:

(1)          Financial statements filed as part of this Report:

Report of Independent Registered Public Accounting Firm

Balance Sheet at December 31, 2007

Statements of Operations—Years ended December 31, 2007 and 2006

Statement of Stockholders’ Equity (Deficit)—Years ended December 31, 2007 and 2006

Statements of Cash Flows—Years ended December 31, 2007 and 2006

Notes to Financial Statements—December 31, 2007 and 2006

(2)          The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows fees for professional audit services billed to us by Carlin, Charron & Rosen, LLP (“CCR”)  and DS&B, Ltd. (“DS&B”) for the audit of our annual consolidated financial statements for the years ended December 31, 2007 and December 31, 2006, and fees billed to us by CCR and DS&B for other services during 2007 and 2006:

	2007	2006
Audit Fees:
CCR	$187,718	$169,768
DS&B	2,148	108,584
	189,866	278,352
Tax Fees:
CCR	32,004	—
DS&B	459	33,823
	32,463	33,823

Total Fees	$222,329	$312,175

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by CCR and DS&B, Ltd. in connection with statutory and regulatory filings or engagements. Audit fees also include fees for services provided in connection with registration of securities, comfort letters, and review of documents filed with the SEC.

Tax Fees consists of fees billed for professional services for tax compliance assistance rendered during the fiscal year.

Audit Committee Pre-Approval Procedures

The Audit Committee of our Board of Directors consists of John Schoenherr and Jeffrey J. May. The Audit Committee approves the engagement of our independent auditors to render audit and non-audit services before they are engaged. All of the fees for 2007 and 2006 shown above were pre-approved by the Audit Committee.

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

Marlborough, MA

We have audited the accompanying consolidated balance sheet of BIO-key International, Inc. and Subsidiary as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BIO-key International, Inc. and Subsidiary as of December 31, 2007, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the consolidated financial statements, the Company has suffered substantial net losses in recent years, and has an accumulated deficit at December 31, 2007, which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are disclosed in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Carlin, Charron, & Rosen, LLP.

Westborough, Massachusetts
March 26, 2008

BIO-key International, Inc and Subsidiary
CONSOLIDATED BALANCE SHEET

December 31,
2007
ASSETS:
Cash and cash equivalents	$964,774
Restricted cash	153,094
Accounts receivable, net of allowance for doubtful accounts of $113,771	2,129,797
Costs and earnings in excess of billings on uncompleted contracts	233,805
Inventory	4,879
Prepaid expenses	119,068
Total current assets	3,605,417
Equipment and leasehold improvements, net	177,282
Deposits	487,815
Intangible assets—less accumulated amortization	1,324,269
Goodwill	7,836,986
Total non-current assets	9,826,352
TOTAL ASSETS	$13,431,769
LIABILITIES:
Accounts payable	1,162,690
Accrued liabilities	3,401,749
Deferred rent	367,986
Deferred revenue	4,468,748
Total current liabilities	9,401,173
Warrants	64,520
Redeemable preferred stock derivatives	41,295
Deferred revenue	34,518
Total non-current liabilities	140,333
TOTAL LIABILITIES	9,541,506

Commitments and contingencies

Series B redeemable convertible preferred stock: authorized, 1,000,000 shares (liquidation preference of $1 per share); issued and outstanding 970,612 shares of $.0001 par value, net	881,340
Series C redeemable convertible preferred stock: authorized, 600,000 shares (liquidation preference of $10 per share); issued and outstanding 592,032 shares of $.0001 par value, net	5,776,231
6,657,571

STOCKHOLDERS’ EQUITY/(DEFICIT):
Series A convertible preferred stock: authorized, 100,000 shares (liquidation preference of $100 per share); issued and outstanding 30,557 shares of $.0001 par value, net	3
Common stock — authorized, 170,000,000 shares; issued and outstanding; 61,153,202 of $.0001 par value	6,115
Additional paid-in capital	52,126,595
Accumulated deficit	(54,900,021)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	(2,767,308)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$13,431,769

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary
STATEMENTS OF OPERATIONS

	Years ended December 31,
	2007	2006

Revenues
Services	$6,965,706	$8,148,470
License fees and other	3,022,750	3,139,568
	9,988,456	11,288,038
Costs and other expenses
Cost of services	1,493,341	2,167,849
Cost of license fees and other	291,435	657,660
	1,784,776	2,825,509
Gross Profit	8,203,680	8,462,529

Operating expenses
Selling, general and administrative	8,573,863	9,762,751
Research, development and engineering	4,994,799	5,372,320
	13,568,662	15,135,071
Operating loss	(5,364,982)	(6,672,542)
Other income (deductions)
Interest income	3,097	—
Interest expense	(832,457)	(5,730,712)
Derivative and warrant fair value adjustments	1,016,845	7,542,666
Loss on extinguishment of debt	(403,940)	(7,815,717)
Other income (expense)	12,102	(48,637)
	(204,353)	(6,052,400)
Loss from continuing operations	(5,569,335)	(12,724,942)
Income from discontinued operations	440,105	1,644,091
Gain on disposal of discontinued operations, net of expected tax of $0.	4,072,006	—
Net Loss	$(1,057,224)	$(11,080,851)

Basic and Diluted Earnings per Common Share:
Loss from continuing operations	$(0.13)	$(0.27)
Income from discontinued operations	0.01	0.03
Gain on disposal of discontinued operations	0.07	—
Net loss	$(0.05)	$(0.24)

Weighted Average Shares Outstanding:
Basic	58,692,979	50,232,961
Diluted	58,692,979	50,232,961

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series B 15%		Series C 15%		Series A 7%
	Convertible		Convertible		Convertible				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Contributed	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2005 (As Restated)	—	$—	—	$—	44,557	$4	46,306,589	$4,632	$48,921,316	$(42,761,946)	$6,164,006

Exchange of convertible debt for preferred stock	1,000,000	1,000,000	592,032	5,920,320	—	—	—	—	—	—	—
Discount on preferred stock	—	(360,467)	—	(1,073,537)	—	—	—	—	—	—	—
Accretion of preferred stock discount	—	107,508	—	174,648	—	—	—	—	(282,156)	—	(282,156)
Accretion of preferred stock dividends	—	130,000	—	356,370	—	—	—	—	(486,370)	—	(486,370)
Dividends declared on preferred stock	—	(52,603)	—	(51,093)	—	—	—	—	(606,968)	—	(606,968)
Stock issuance costs	—	—	—	(110,453)	—	—	—	—	110,453	—	110,453
Accretion of stock issuance costs	—	—	—	17,959	—	—	—	—	(17,959)	—	(17,959)
Conversion of series A preferred stock and cumulative dividends in arrears into common stock	—	—	—	—	(14,000)	(1)	2,801,343	280	117,072	—	117,351
Conversion of convertible notes, accrued interest and related discounts and derivatives into common stock	—	—	—	—	—	—	1,724,632	172	414,791	—	414,963
Issuance of common stock and warrants	—	—	—	—	—	—	4,000,000	400	1,999,600	—	2,000,000
Issuance of shares in exchange for debt payment delay	—	—	—	—	—	—	300,000	30	188,970	—	189,000
Exercise of warrants into common stock	—	—	—	—	—	—	26,250	2	8,398	—	8,400
Share-based compensation	—	—	—	—	—	—	—	—	726,772	—	726,772
Net loss	—	—	—	—	—	—	—	—	—	(11,080,851)	(11,080,851)

Balance as of December 31, 2006	1,000,000	$824,438	592,032	$5,234,214	30,557	$3	55,158,814	$5,516	$51,093,919	$(53,842,797)	$(2,743,359)

Accretion of preferred stock discount	—	126,480	—	449,444	—	—	—	—	(575,924)	—	(575,924)
Accretion of preferred stock dividends	—	149,341	—	903,243	—	—	—	—	(1,052,584)	—	(1,052,584)
Accretion of stock issuance costs	—	—	—	46,248	—	—	—	—	(46,248)	—	(46,248)
Conversion of preferred stock and cumulative dividends in arrears into common stock	(29,388)	(218,919)	—	(856,918)	—	—	4,576,206	457	1,119,773	—	1,120,230
Conversion of principal and accrued interest on convertible notes into common stock	—	—	—	—	—	—	1,418,182	142	772,623	—	772,765
Fair market adjustment on equity issuance and warrant modification	—	—	—	—	—	—	—	—	124,999		124,999
Share-based compensation	—	—	—	—	—	—	—	—	690,037	—	690,037
Net loss	—	—	—	—	—	—	—	—	—	(1,057,224)	(1,057,224)

Balance as of December 31, 2007	970,612	$881,340	592,032	$5,776,231	30,557	$3	61,153,202	$6,115	$52,126,595	$(54,900,021)	$(2,767,308)

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary
STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2007	2006

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(1,057,224)	$(11,080,851)
Less:
Income from discontinued operations	(440,105)	(1,644,091)
Gain on disposal of discontinued operations	(4,072,006)	—
Loss from continuing operations	(5,569,335)	(12,724,942)
Adjustments to reconcile net loss to cash used in operating activities:
Derivative and warrant fair value adjustments	(1,016,845)	(7,542,666)
Loss on extinguishment of debt	403,003	7,815,717
Depreciation	252,678	260,354
Amortization
Intangible assets	761,258	730,045
Deferred financing costs	83,871	227,348
Discounts on convertible debt related to warrants and beneficial conversion features	360,245	2,774,177
Allowance for doubtful receivables	(27,856)	31,694
Deferred rent	(499,864)	(443,603)
Fair market value adjustment on equity issuance and warrant modification	124,999	—
Share-based compensation	657,599	699,232
Change in assets and liabilities:
Accounts receivable trade	748,647	(1,976,791)
Costs and earnings in excess of billings on uncompleted contracts	920,054	3,099,347
Inventory	6,488	(2,605)
Prepaid expenses and other	1,162	(7,980)
Accounts payable	(174,394)	374,414
Billings in excess of costs and earnings on uncompleted contracts	(11,429)	13,289
Accrued liabilities	(500,812)	(9,192)
Deferred revenue	742,931	589,383
Net cash used for continuing operations	(2,737,600)	(6,092,779)
Net cash provided by discontinued operations	576,383	2,541,324
Net cash used for operating activities	(2,161,217)	(3,551,455)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(49,211)	(118,234)
Deposits	312,538	1,028,207
Proceeds from the sale of the Fire/EMS business	7,000,000	—
Transfer of funds to restricted cash, net	(153,094)	—
Patent costs	58,164	(72,443)
Net cash provided by continuing operations	7,168,397	837,530
Net cash used for discontinued operations	(7,615)	(37,678)
Net cash provided by investing activities	7,160,782	799,852
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of long-term obligations	—	988,000
Repayment of long term obligations	(4,661,958)	(353,037)
Preferred stock dividends paid	—	(55,868)
Issuance of common stock	—	1,500,000
Proceeds from exercise of options and warrants	—	8,400
Financing costs	—	(131,552)
Net cash used for continuing operations	(4,661,958)	1,955,943
Net cash used for discontinued operations	—	—
Net cash used for financing activities	(4,661,958)	1,955,943
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	337,607	(795,660)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	627,167	1,422,827
CASH AND CASH EQUIVALENTS, END OF PERIOD	$964,774	$627,167

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE A —THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company, founded in 1993, made two strategic acquisitions in 2004. The Company acquired Public Safety Group Inc. (“PSG”) in March, 2004, and the Mobile Government division of Aether Systems, Inc. (“AMG” or “Mobile Government”) in September, 2004.

BIO-key develops and markets proprietary fingerprint identification biometric technology and software solutions. We also deliver advanced identification solutions and information services to law enforcement departments, public safety agencies and other government and private sector customers. Our mobile wireless technology provides first responders with critical, reliable, real-time data and images from local, state and national databases.

Basis of Presentation

We have only recently begun to generate significant revenues and have incurred significant losses to date, and at December 31, 2007, we had an accumulated deficit of approximately $55 million. In addition, broad commercial acceptance of our technology is critical to the Company’s success and ability to generate future revenues.

If the Company is unable to generate sufficient revenue to meet our goals, we will need to obtain additional third-party financing to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. No assurance can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained by the Company in order to meet its needs, or that such financing would not be dilutive to existing shareholders.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern, and assumes continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The matters described in the preceding paragraphs raise substantial doubt about the Company’s ability to continue as a going concern. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, and become profitable in its future operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Costs and other expenses: Includes professional compensation and other direct contract expenses, as well as costs attributable to the support of client service professional staff, depreciation and amortization costs related to assets used in revenue-generating activities, and other costs attributable to serving the Company’s client base. Professional compensation consists of payroll costs and related benefits including stock-based compensation and bonuses. Other direct contract expenses include costs directly attributable to client engagements, such as out-of-pocket costs including travel and subsistence for client service professional staff, costs of hardware and software and costs of subcontractors. The allocation of lease and facilities charges for occupied offices are included in costs of service.

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

The estimated useful lives used to compute depreciation and amortization for financial reporting purposes are as follows:

Equipment and leasehold improvements
Equipment	3-5 years
Furniture and fixtures	3-5 years
Software	3 years
Leasehold improvements	life or lease term

Intangible assets
Copyrighted software	5 years
Customer relationships	5 years
Trademarks	5 years
Developed technology	5 years
Marketing agreements	5 years
Patents	life

Deferred financing fees	3 years

The estimated aggregate amortization expense of intangible assets for the five years following December 31, 2007 is approximately as follows:

Year ending December 31,	($)
2008	757,631
2009	358,672
2010	28,384
2011	28,384
2012	28,384

7. Derivative and Warrant Financial Instruments

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

The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liability is re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For options, warrants and bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Scholes or Binomial option pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

8. Goodwill and Intangible Assets

Goodwill represents the excess of costs of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The Company has adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets., which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize. Accordingly, the Company has not amortized goodwill. As provided by SFAS No. 142, the Company has elected to perform the annual assessment of the carrying value of all goodwill as of September 30th of each year using a number of criteria, including the value of the overall enterprise. As of December 31, 2007, the Company believes that no material impairment exists. Future impairment charges from previous or future acquisitions, if any, will be reflected as an operating expense in the statement of operations.

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

10. Advertising Expense

The Company expenses the costs of advertising as incurred. Advertising expenses for the years ended December 31, 2007 and 2006, were approximately $144,000 and $216,000, respectively.

11. Deferred Revenue

Deferred revenue includes customer advances and amounts that have been billed per the contractual terms but have not been recognized as revenue. The majority of these amounts are related to maintenance contracts for which the revenue is recognized ratably over the applicable term, which generally is 12 months from the date the customer accepts the products.

12. Research and Development Expenditures

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

13. Earnings Per Share Common Stock

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

14. Accounting for Stock-Based Compensation

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

The compensation expense recognized under SFAS 123R increased the Company’s loss from continuing operations by $657,599 and $699,232 with a $0.01 effect per share (basic and diluted), for the years ended December 31, 2007 and 2006 respectively.

The following table presents share-based compensation expenses for continuing operations included in the Company’s consolidated statements of operations:

	Year ended December 31,
	2007	2006

Cost of services	$18,842	$60,834
Selling, general and administrative	467,583	485,110
Research, development and engineering	171,174	153,288
	$657,599	$699,232

Valuation Assumptions for Stock Options

For the years ended December 31, 2007 and 2006, 290,000 and 2,382,669 stock options were granted, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2007	2006
Risk free interest rate	4.58-4.68%	4.53-5.08%
Expected life of options (in years)	4.5	4.0-7.0
Expected dividends	0%	0%
Volatility of stock price	86-88%	92-129%

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

15. Income Taxes

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

16. Use of Estimates

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

Estimates and assumptions which, in the opinion of management are used in accounting for, among other things, long-

term contracts, allowances for uncollectible receivables, recoverability of goodwill and other long-lived assets, depreciation and amortization, valuation of deferred income taxes, convertible notes and related discounts, embedded derivates, preferred stock, share-based compensation, and warrants outstanding.

17. Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting shareholders’ equity/(deficit) that, under generally accepted accounting principles, are excluded from net loss in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” The Company, however, does not have any components of other comprehensive loss as defined by SFAS No. 130 and therefore, for the years ended December 31, 2007 and 2006, comprehensive loss is equivalent to the Company’s reported net loss. Accordingly, a separate statement of comprehensive loss is not presented.

18. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for calendar year companies on January 1, 2008. The Statement defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. In February 2008, the FASB issued a Staff Position that will (1) partially defer the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (2) remove certain leasing transactions from the scope of SFAS 157. The Company is currently assessing the potential impacts of implementing this standard.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for calendar year companies on January 1, 2009. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for calendar year companies on January 1, 2009. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December 2007, the  SEC issued Staff Accounting Bulletin 110. SAB 110 expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004).  SAB 110 is not expected to have a significant impact on the entity consolidated financial statements.

NOTE B—DISCONTINUED OPERATIONS

On May 22, 2007, the Company and ZOLL Data Systems, Inc. (“ZOLL”), a subsidiary of ZOLL Medical Corporation, entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which ZOLL acquired substantially all of the assets related to the Company’s Fire/EMS Services division (the “Fire Segment” or “Fire”).

At the closing of the sale, the Company received approximately $1.8 million in cash, which represented the purchase price of $7 million, less closing adjustments of approximately $4.3 million, which was paid to the Senior Noteholder (see Note L), approximately $450,000, which was paid to the leaseholder of the Company’s premises, $400,000, which was placed in escrow pursuant to the Purchase Agreement, and approximately $40,000 credited to ZOLL on the assumption of certain liabilities.

During the period ended December 31, 2007, $250,000 of the escrow balance was released to ZOLL. It is expected the remaining escrow balance, less applicable adjustments (if approved) shall be remitted to the Company over the next six months.

The Company recorded a net gain on the sale of the Fire Segment of $4,072,006, or $0.07 per diluted share.

Prior to the sale, Fire had been reported as a separate segment. The Company sold its Fire operating segment to better focus on its other core lines of business. The Fire business has been reported as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and all periods presented have been recast accordingly to reflect these operations as discontinued.

Revenues and net income (loss) for the Fire Segment for the years ended December 31, 2007 and 2006 were as follows:

	Year Ended December 31,
	2007	2006

Revenues	1,546,746	3,905,587
Net income (loss)	440,105	1,644,091

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

The 2,416,108 shares issued to the PSG shareholders were subject to the provisions contained in the Merger Agreement and a related escrow agreement, which provided for periodic releases of the shares from escrow on a schedule determined by the revenues achieved by the Public Safety Division. As at December 31, 2007, all Merger Shares had been released from escrow under the Merger Agreement.

Acquisition of Mobile Government

On September 30, 2004, we acquired certain assets and assumed certain liabilities of the Mobile Government division of Aether Systems, Inc (Aether). The aggregate purchase price of the acquisition was $12,198,171.

In conjunction with the acquisition of the Mobile Government division, the Company was required to place funds into escrow, which comprised of the following as at December 31, 2007:

•                  There is approximately $479,000 in escrow which is available to Aether in the event the Company defaults on the sublease agreement. The funds will not be available for use by the company until the termination of the lease in August 2008.

Also, in connection with this acquisition, the Company issued a subordinated secured promissory note to Aether in the face amount of $6,884,588 (the “Aether Note”), which was amended on January 23, 2006 to $7,884,588. The Aether Note evidenced a contingent reimbursement obligation of the Company to Aether and a surety fee payable by the Company to Aether, in each case with respect to a letter of credit maintained by Aether for the Company’s benefit in connection with the acquisition. The letter of credit expired on December 31, 2006, and was not renewed by Aether. Pursuant to the amended Aether Note agreement, BIO-key’s obligations under the Aether Note ended on January 30, 2007, representing 30 days following the expiration of the letter of credit. BIO-key’s remaining obligations to Aether as at December 31, 2007 relate to the sublease agreement, which expires in August 2008.

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

As of December 31, 2007, five customers accounted for approximately 53% of the Company’s outstanding accounts receivable balance. As of December 31, 2007 one customer accounted for 100% of the balance in the account costs and earnings in excess of billings on uncompleted contracts. No single customer accounted for more than 10% of revenue for the year ended December 31, 2007. One customer, accounted for approximately 12% of revenue for the year ended December 31 2006.

Approximately 91% and 90% of our total revenues for the years ended December 31, 2007, and 2006, respectively,  and approximately 75% of the balance in our outstanding accounts receivable as at December 31, 2007, were derived from governmental entities, sourced from either our direct sales efforts, or through our network of resellers.

NOTE E—COSTS AND EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

The components of uncompleted contracts consisted of the following as of December 31, 2007:

2007

Cost and earnings incurred on uncompleted contracts	$7,338,571

Less billings to date	(7,104,766)

$233,805

Costs and earnings in excess of billings on uncompleted contracts	$233,805

Billings in excess of costs and earnings on uncompleted contracts	—

$233,805

NOTE F—PREPAID EXPENSES

Prepaid expenses consisted of the following as of December 31, 2007:

2007

Insurance and software licenses	$113,968
Other	5,100

Total	$119,068

NOTE G—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following as of December 31, 2007:

2007

Equipment	$517,658
Furniture and fixtures	187,984
Software	136,355
Leasehold improvements	198,889
1,040,886

Less accumulated depreciation and amortization	(863,604)

Total	$177,282

NOTE H—OTHER ASSETS

Goodwill

The Company’s goodwill resulted from the acquisition of Public Safety Group, Inc. and certain assets and assumed liabilities of the Mobile Government Division of Aether Systems, Inc. in 2004. As provided by SFAS No. 142, the Company has elected to perform the annual assessment of the carrying value of all goodwill as of September 30th of each year using a number of criteria, including the value of the overall enterprise. As of September 30, 2007, the Company believes no material impairment exists. Future impairment charges from existing operations or other acquisitions, if any, will be reflected as an operating expense in the statement of operations in the period in which the impairment is identified. As of December 31, 2007 goodwill totaled $7,836,986.

The changes in the carrying amount of goodwill for the year ended December 31, 2007, were as follows:

	Law Segment	Fire Segment	Total

Balance as of January 1, 2007	$7,836,986	$3,552,668	$11,389,654
Goodwill included in gain on disposal of reporting unit	—	(3,552,668)	(3,552,668)

Balance as of December 31, 2007	$7,836,986	$—	$7,836,986

Intangible Assets

Intangible assets consisted of the following as of December 31, 2007:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Copyrighted software	$1,181,429	$(886,071)	$295,358
Customer relationships	617,271	(401,225)	216,046
Trademarks	807,872	(563,099)	244,773
Developed technology	434,353	(282,330)	152,023
Marketing agreements	605,340	(454,005)	151,335
Patents and patents pending	298,059	(33,325)	264,734

Total	$3,944,324	$(2,620,055)	$1,324,269

Aggregate amortization expense for the year ended December 31, 2007 and 2006, was $761,258 and $730,045 respectively.

Deferred financing costs

Deferred financing costs are amortized based upon the lives of the respective debt obligations.  Due to the repayment of all convertible debt during the year, the net book value of the associated deferred financing costs was written off to Loss on Extinguishment of Debt (see Note Q).

Amortization of deferred financing costs prior to the repayment of convertible debt was included in interest expense, and was $83,871 and $227,348 for the years ended December 31, 2007 and 2006 respectively.

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

Deposits

Deposits consisted of the following as of December 31, 2007:

2007

Lease deposit with Aether	$479,403
Property deposits	8,412

Total	$487,815

Lease and property deposits are held over three of the Company’s premises as security for contractual performance under certain operating leases. At the conclusion of these lease arrangements, which is expected to occur over a number of dates through August 2009, the lease and property deposits shall be returned to the Company.

NOTE I—ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31, 2007:

2007

Contract costs not yet invoiced by vendors	$2,185,610
Compensation	140,314
Compensated absences	367,731
Royalties	371,158
Interest	176,083
Other	160,853

Total	$3,401,749

NOTE J—RELATED PARTY

Consulting Arrangement with Thomas J. Colatosti

In connection with his appointment to the Board of Directors in September 2002, the Company entered into a number of consulting arrangements with Thomas J. Colatosti. Under the most recent arrangement, which was entered into on November 1, 2004, and extended on February 7, 2006, and again on July 12, 2007, Mr. Colatosti, provided services to the Company and its subsidiaries and affiliates for the years ended December 31, 2007 and 2006, at a rate of $12,000 and $14,500 per month, respectively.

Mr. Colatosti has substantial experience in the biometric industry and in addition to his role as the Chairman of the Board of Directors of the Company, provides extensive service to the Company in the areas of strategic planning and corporate finance. During the years ended December 31, 2007 and 2006, the Company paid Mr. Colatosti approximately $144,000 and $174,000, respectively. As at December 31, 2007, the Company owed Mr. Colatosti $72,000.

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

NOTE K—DEFERRED REVENUE

The components of Deferred Revenue are as follows as of December 31, 2007:

2007

Current Portion
Maintenance contracts	$3,638,988
Fully deferred systems, installation and acceptance revenue	829,760
4,468,748
Long-Term Portion
Maintenance contracts	34,518

Total	$4,503,266

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

NOTE L—CONVERTIBLE DEBT FINANCING / WARRANTS

Long-term obligations consisted of the following as of December 31, 2007:

2007

2004
FMV of warrants	$11,663
2005
FMV of warrants	34,644
2006
FMV of warrants	18,213
Total	$64,520

Senior Convertible Term Notes

2004 and 2005 Senior Notes

On September 29, 2004, we entered into a Securities Purchase Agreement (the “2004 Senior Purchase Agreement”) with Laurus Master Fund, Ltd. (“Laurus”) to issue secured convertible term notes in the aggregate principal amount of $5,050,000.  On June 8, 2005, we entered into a second Securities Purchase Agreement (the “2005 Senior Purchase Agreement”) with Laurus to issue secured convertible term notes in the aggregate principal amount of $2,000,000.

On May 22, 2007, the Company used approximately $4,300,000 of the net cash proceeds received in connection with the sale of the Fire Segment (see Note B) to repay in full its obligations to Laurus under the 2004 and 2005 Senior Notes.

The account balance shown represents the fair market value of warrants issued in conjunction with debt offerings undertaken from the 2004 to 2006 fiscal years. The Warrants are classified as liabilities and were valued as of December 31, 2007, using the Black Scholes Option Pricing model with the following assumptions: dividend yield of 0%; annual volatility of 84% to 92% and risk-free interest rate of 3.0% to 4.0%.

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

Following the repayment of the 2004 and 2005 Senior Notes on May 22, 2007, the value of the embedded derivatives and amortized discounts related to the Notes were written off to Loss on Extinguishment of Debt (see Note Q).

Conversion of Default Interest Payable on 2004 and 2005 Senior Notes

With respect to the convertible notes issued in 2004 and 2005, the Company was required to make interest payments or issue registered shares in lieu of interest payments on a monthly basis.

Due to the previous defaults on Senior and Subordinated Notes held by the Company, obligations totaling $622,765 were accrued in prior periods. Effective April 18, 2007, the Company entered into an agreement with Laurus to satisfy these default interest obligations in full by issuing shares of the Company’s restricted common stock to Laurus. This agreement was subject to a condition that the Company would consummate a business transaction on or before May 18, 2007, or such later date as the parties agreed, which would raise sufficient proceeds to repay all of the Company’s obligations under the 2004 and 2005 Senior Notes, as noted above.

On May 22, 2007, in accordance with the agreement with Laurus, the Company converted the balance of the default interest payable into shares of restricted common stock.

NOTE M—SEGMENT INFORMATION

The Company’s consolidated operations are divided into two segments: Law and Biometric. The Company evaluates performance and allocates resources based on revenues and operating income (loss). Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment in addition to those allocated as a percentage based on the segment’s budgeted revenues. The segmentation of operating income (loss) as noted above and detailed below reflects how management now evaluates its business.  Assets for the Company are commingled and are related to all operating segments. Management does not evaluate or identify the operating assets of the segments separately.

Prior to the sale of the Fire business in May 2007, Fire had been reported as a separate segment. Prior periods presented have been recast accordingly to reflect these operations as discontinued. Geographically, North American sales accounted for approximately 100% of the Company’s total sales for fiscal years 2007 and 2006.

Summarized financial information concerning our reportable segments is shown in the following table:

	For the Years Ended December 31,
	2007	2006

Revenue:
Law	$9,073,200	$10,426,984
Biometrics	915,256	861,054
Consolidated Revenue	9,988,456	11,288,038
Segment operating income (loss)
Law	(3,610,922)	(4,013,959)
Biometrics	(1,754,060)	(2,658,583)
Total Segment Operating Income (Loss)	(5,364,982)	(6,672,542)
Reconciliation to net loss
Interest income	3,097	—
Interest expense	(832,457)	(5,730,712)
Derivative and warrant fair value adjustments	1,016,845	7,542,666
Loss on extinguishment of debt	(403,940)	(7,815,717)
Other expense	12,102	(48,637)
Net loss from continuing operations	(5,569,335)	(12,724,942)
Income (loss) from discontinued operations	440,105	1,644,091
Gain on disposal of discontinued operations	4,072,006	—
Net loss	$(1,057,224)	$(11,080,851)

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

Minimum rental commitments of non-cancelable operating leases are approximately as follows:

Years ending December 31,
2008	$900,059
2009	36,089
2010	1,458
2011	—
2012	—

$937,606

Rental expense was approximately $942,000 and $853,000 during 2007 and 2006, respectively.

Employment Agreements

The Company has employment agreements with three employees. These agreements allow the continuation of the employee’s salary in the event of termination without cause. The agreements also acknowledge the employee’s eligibility to participate in the Company’s bonus and option plans, the terms of which have not yet been established. As of December 31, 2007, the aggregate commitment under these agreements was approximately $352,000.

Legal Proceedings

         In the normal course of business, the Company periodically becomes involved in litigation. As of December 31, 2007, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Accrued Royalties

From time to time, the Company licenses or sells products which may include technology obtained from third parties under a royalty agreement. These agreements obligate the company to pay the third party a fixed fee, or in some instances, a percentage of the associated revenue. The fees are generally due and payable only when software has been installed and accepted by the customer. For the years ended December 31, 2007 and 2006, royalty expense was approximately $102,000 and $192,000, respectively.

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

Warranty Reserve

In some instances the Company may make commitments to provide additional products or services to customers beyond those obligations specified in the contract or those provided in standard maintenance agreements or ordinary upgrades. These commitments usually arise in complex customer installations and are granted to help ensure customer satisfaction. As of December 31, 2007, there was no material requirement for an accrued warranty liability reserve.

NOTE O— EQUITY

1. Mezzanine Equity

Redeemable Preferred Stock

Series B Convertible Preferred Stock

The Company issued 1,000,000 shares of redeemable Series B Convertible Preferred Stock on February 23, 2006, upon the conversion of the 2006 Convertible Notes. Each share of Series B preferred stock has an Original Issue Price of $1.00 per share. The holder has the option to redeem the shares of Series B preferred stock at any time for a number of shares of the Company’s common stock equal to the Original Issue Price plus accumulated and unpaid dividends divided by the fixed conversion price of $0.30 per share of Common Stock. The conversion price is subject to adjustment if common stock is issued by the Company subsequent to the original issue date of the Series B preferred stock, except for other conversions, options, warrants, dividends paid in stock or pursuant to an acquisition by the Company, at a price less than the conversion price. Mandatory conversion of all Series B shares will be automatic if, for the 30 trading days prior to January 1, 2009, the average closing bid price for one share of common stock is at least $1.10. The shares shall be converted at the conversion price then in effect. If the average bid price for the 30 trading days prior to January 1, 2009 per common share is less than $1.10 the Company shall mandatorily redeem all remaining outstanding Series B preferred stock by paying cash equal to $1.00 per share with all accrued and unpaid dividends.  The Company may, at its election, redeem any or all of the remaining outstanding Series B shares in cash at a conversion price equal to $1.20 per share, together with all accrued and unpaid dividends upon giving 30 day notice. Holders of the Series B preferred stock are entitled to cumulative, prior and in preference to holders of common stock dividends equal to 15% per annum of the Original Purchase Price still outstanding, payable quarterly commencing April 1, 2006. In any liquidation of the Company, each share of preferred stock is entitled to a liquidation preference on a pari passu basis with the Series A and Series C Preferred stock before any distribution may be made on the Company’s common stock.

As of December 31, 2007, 1,000,000 preferred stock shares were authorized, 970,612 of which were issued and outstanding, at a par value of $0.0001 and a liquidation preference of $1.00 with accumulated dividends in arrears of $37,207, which have been accreted to the principal balance of the Series B preferred stock.

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

As of December 31, 2007, the derivatives were valued at $6,005.  Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 15%; annual volatility of 54%; and risk free annual interest rate of 3.3% as well as probability analysis related to trading volume restrictions.

An amount equal to the original value of the derivatives was recorded as a discount to the Preferred Stock.  The discount is being accreted to the principal balance of the Preferred Stock, using the effective interest method, over the expected term of the term of the Preferred Stock.  At December 31, 2007, the unamortized discount on the Preferred Stock was $126,480.

Series C Convertible Preferred Stock

The Company issued 592,032 shares of redeemable Series C Convertible Preferred Stock on August 10, 2006, upon the exchange of certain 2004 and 2005 Subordinated Notes. Each share of Series C preferred stock has an Original Issue Price of $10.00 per share. The holder has the option to redeem the shares of Series C preferred stock at any time for a number of shares of the Company’s common stock equal to the Original Issue Price plus accumulated and unpaid dividends divided by the fixed conversion price of $0.30 per share of Common Stock. The conversion price is subject to adjustment if common stock is issued by the Company subsequent to the original issue date of the Series C preferred stock, except for other conversions, options, warrants, dividends paid in stock or pursuant to an acquisition by the Company, at a price less than the conversion price. Mandatory conversion of all Series C shares will be automatic if, for the 30 trading days prior to January 1, 2009, the average closing bid price for one share of common stock is at least $1.20. The shares shall be converted at the conversion price then in effect. If the average bid price for the 30 trading days prior to January 1, 2009 per common share is less than $1.20 the Company shall mandatorily redeem all remaining outstanding Series C preferred stock by paying cash equal to $10.00 per share with all accrued and unpaid dividends.  The Company may, at its election, redeem any or all of the remaining outstanding Series C shares in cash at a conversion price equal to $12.00 per share, together with all accrued and unpaid dividends upon giving 30 day notice. Holders of the Series C preferred stock are entitled to cumulative, prior and in preference to holders of common stock dividends equal to 15% per annum of the Original Purchase Price still outstanding, payable quarterly commencing September 1, 2006. In any liquidation of the Company, each share of preferred stock is entitled to a liquidation preference on a pari passu basis with the Series A and Series B Preferred stock before any distribution may be made on the Company’s common stock.

As of December 31, 2007, 600,000 preferred stock shares were authorized, 592,032 of which were issued and outstanding, at a par value of $0.0001 and a liquidation preference of $10.00 with accumulated dividends in arrears of $351,601, which have been accreted to the principal balance of the Series C preferred stock.

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

As of December 31, 2007 the derivatives were valued at $35,290.  Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 15%; annual volatility of 54%; and risk free annual interest rate of 3.3% as well as probability analysis related to trading volume restrictions.

An amount equal to the original value of the derivatives was recorded as discount to the Preferred Stock.  The discount is being accreted to the principal balance of the Preferred Stock, using the effective interest method, over the expected term of the term of the Preferred Stock.  At December 31, 2007, the unamortized discount on the Preferred Stock was $449,444.

Together with the above transaction, the terms of certain warrants held by the Company’s investment bankers and their associates were modified. The incremental value of the modification was calculated to be $110,453, and was allocated against the proceeds of the Series C Convertible Preferred Stock as a cost of financing, and will be accreted to the principal balance of the Preferred Stock, using the effective interest method, over the expected term of the term of the Preferred Stock.  At December 31, 2007, the net amount remaining to be accreted was $46,249.

2. Permanent Equity

Common Stock

The Company is authorized to issue 170,000,000 shares of common stock, $.0001 par value per share, of which 61,153,202 were outstanding as of December 31, 2007.

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

During the year ended December 31, 2007, preferred stockholders converted principal of $29,388 and accumulated dividends of $1,090,842 into 4,576,206 shares of the Company’s common stock. In addition accrued default interest of $622,765 on the 2004 and 2005 Senior Notes with Laurus was converted into 850,000 shares of restricted common stock, and convertible debt principle of $150,000 was converted into 568,182 shares of common stock. The Company recorded a non-cash interest expense of approximately $91,000, which represented the value of additional common shares issued to Laurus as consideration for exchanging convertible debt for equity instead of paying the outstanding principal payment in cash.

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

In March 2004, we designated 100,000 shares of preferred stock as Series C Convertible Preferred Stock. In connection with the Company’s reincorporation in Delaware on January 1, 2005, each share of Series C Convertible Preferred Stock was automatically converted into one share of Series A Convertible Preferred Stock (the “Series A Shares”), of which 30,557 were issued and outstanding as at December 31, 2007.

The Series A Shares accrue a cumulative annual dividend of 7% on the $100 face amount of such shares payable June 15 and December 15 each year in shares of common stock. In the event of a liquidation, dissolution or winding up of the Company, the Series A shares have a liquidation preference of $100 per share (plus all accrued and unpaid dividends thereon) prior to any payment or distribution to holders of our common stock. The Series A Shares are convertible into common stock at a conversion price of $0.30 per share. The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends or reclassifications. Subject to certain exceptions, in the event we issue additional shares of common stock at a purchase price less than the conversion price of the Series A Shares, the conversion price shall be lowered to such lesser price. In the event that the average closing bid price of our common stock is less than $1.00 per share for thirty (30) consecutive trading days at any time after November 17, 2008, we will be required to redeem the Series A Shares by payment of $100 per share plus all accrued and unpaid dividends due thereon. See Note X.

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

As of December 31, 2007, cumulative dividends in arrears related to the Series A preferred stock were approximately $243,953, which have been accreted to the principal balance of the Series A preferred stock.

3. Warrants

The Company has issued warrants to certain creditors, investors, investment bankers and consultants. A summary of warrant activity is as follows:

	Total Warrants	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding, as of December 31, 2006	10,566,375	$1.00

Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding, as of December 31, 2007	10,566,375	0.95	2.02	$—
Vested or expected to vest at December 31, 2007	10,566,375	0.95	2.02	—
Exercisable at December 31, 2007	10,566,375	0.95	2.02	—

The warrants outstanding and exercisable at December 31, 2007 were in the following exercise price ranges:

	Warrants outstanding and Exercisable
Range of exercise prices	Number of warrants	Weighted average remaining life (in years)

$ 0.30	2,798,014	3.11
0.75	533,333	3.61
0.97	150,000	1.54
1.00	2,655,552	1.87
1.35	4,429,476	1.25
$ 0.30-1.35	10,566,375

The estimated fair value of the warrants granted during 2007 and 2006 was $0 and $423,287, respectively. The fair value of warrants is estimated as of the grant date using the Black-Scholes pricing model utilizing the following assumptions: dividend yield of 0%; annual volatility of 72% to 99%; and risk free annual interest rate of 4.3% to 4.5% for 2006.

As part of sale of the Fire business to ZOLL, and repayment of the Company’s convertible debt, both in May 2007, the exercise price of certain warrants was adjusted to $0.30 per share.  The incremental fair value of the modification of $33,817 was allocated to interest expense as a cost of financing.

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

1999 Stock Option Plan

During 1999, the Board of Directors of the Company adopted the 1999 Stock Option Plan (the 1999 Plan). The 1999 Plan was not presented to stockholders for approval and thus incentive stock options are not available under the plan. Under the 1999 Plan, 2,000,000 shares of common stock are reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 85% of fair market value. The term of nonstatutory stock options granted may not exceed ten years. Options issued under the Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined, all options outstanding vest immediately. The 1999 Plan expires in August 2009.

2004 Stock Option Plan

On October 12, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan (the 2004 Plan). The 2004 Plan has not yet been presented to stockholders for approval and thus incentive stock options are not available under this plan. Under the terms of this plan, 4,000,000 shares of common stock are reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 85% of fair market value. The term of stock options granted may not exceed ten years. Options issued under the Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined, all options outstanding vest immediately. The Plan expires in October 2014.

Non-Plan Stock Options

Periodically, the Company has granted options outside of the 1996, 1999, and 2004 Plans to various employees and consultants. In the event of change in control, as defined, certain of the non-plan options outstanding vest immediately.

Stock Option Activity

Information summarizing option activity is as follows:

	Number of Options
	1996 Plan	1999 Plan	2004 Plan	Non Plan	Total	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding, as of December 31, 2006	125,000	995,000	2,896,419	4,118,000	8,134,419	$0.85

Granted	—	—	290,000	—	290,000	0.41
Exercised	—	—	—	—	—	—
Forfeited			(468,355)	(50,000)	(518,355)	0.55
Expired	(45,000)	(190,000)	(496,649)	(125,000)	(856,649)	0.88
Outstanding, as of December 31, 2007	80,000	805,000	2,221,415	3,943,000	7,049,415	0.85	3.63	$—
Vested or expected to vest at December 31, 2007					6,703,246	0.87	3.54	—
Exercisable at December 31, 2007					5,929,047	0.89	3.32	—

The options outstanding and exercisable at December 31, 2007 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)	Number exercisable	Weighted average exercise price

$0.15-0.21	67,000	$0.18	6.49	—	$—
0.22-0.40	890,999	0.33	2.02	817,329	0.33
0.41-0.68	2,119,497	0.56	3.39	1,666,467	0.55
0.69-1.11	2,252,419	0.90	4.58	1,777,419	0.94
1.12-6.42	1,719,500	0.33	1.44	1,667,832	1.45
$0.15-6.42	7,049,415			5,929,047

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.11 as of December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2007 was 0.

The weighted average fair value of options granted during the year ended December 31, 2007 and December 31, 2006 was $0.13 and $0.52 per share, respectively. The total intrinsic value of options exercised during the year ended December 31, 2007 and December 31, 2006 was $0 and $0, respectively.

As of December 31, 2007 future compensation cost related to nonvested stock options is approximately $238,529 and will be recognized over an estimated weighted average period of approximately 0.8 years.

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

On May 22, 2007, the Company used approximately $4,300,000 of the net cash proceeds received in connection with the sale of the Fire Segment (see Note B) to repay in full its obligations to Laurus under the 2004 and 2005 Senior Notes.

In accordance with the Emerging Issues Task Force of the FASB No. 96-19, Debtor’s Accounting for Modification or Exchange of Debt Terms (“EITF 96-19”), and Accounting Principles Board Opinion No. 26, Early Extinguishment of Debt (“APB 26”), the Company treated the above transactions as extinguishments of debt, and recorded a non-operating “loss on extinguishment of debt” of $2,322,016 for the January 2006 transaction, $5,493,701 for the August 2006 transaction, and $403,940 for the May 2007 transaction.

NOTE R—INCOME TAXES

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

As a result of the implementation of FIN No. 48, the Company reduced its deferred tax assets and the associated valuation allowance for gross unrecognized tax affected benefits by approximately $4,000,000. There was no adjustment to accumulated deficit as a result of these unrecognized tax benefits since there was a full valuation allowance against the related deferred tax assets. If these unrecognized tax benefits are ultimately recognized, they would have no impact on the effective tax rate due to the existence of the valuation allowance.

The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The periods from 2000-2006 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax risk beyond the preceding discussion. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN No. 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any significant interest expense recognized during the year ended December 31, 2007.

The Company has deferred taxes due to income tax credits, net operating loss carryforwards, and the effect of temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of deferred taxes are as follows at December 31:

2007

Current asset:
Accrued compensation	$168,000
Accounts receivable allowance	45,000
Non-current asset:
Basis differences in fixed assets	(92,000)
Basis differences in intangible assets	456,000
Accrued interest and other	70,000
Income tax credits	1,459,000
Net operating loss carryforwards	15,548,000
Valuation allowances	(17,654,000)
$—

As of December 31, 2007 the Company has federal and state net operating loss carryforwards of approximately $42,878,000 and $18,364,000, respectively, subject to expiration between 2012 and 2027.

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

	2007	2006

US Federal statutory income tax rate	(34)%	(34)%
State taxes, net	0	0
Permanent differences	36	8
Temporary differences	(22)	1
Change in valuation allowance	20	25

Effective tax rate	0%	0%

NOTE S—FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company’s derivative financial instruments as at December 31, 2007 consisted of embedded derivatives related to the Series B and Series C Convertible Preferred Stock. These embedded derivatives include certain conversion features on preferred principal and accumulated and unpaid dividends. The Company also issued warrants to purchase shares of the Company’s Common stock as part of various debt financings. The accounting treatment of these derivatives and warrants required the Company to record the instruments as liabilities at their relative fair values as of the inception date of the agreement, and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives or the warrant is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives or warrant is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

As of December 31, 2007, the derivatives and warrants classified as liabilities were valued at $41,295 and $64,520 respectively. Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 15%; annual volatility of 54%; and risk free annual interest rate of 3.3% as well as probability analysis related to trading volume restrictions. The Warrants issued with the 2004, 2005 and 2006 debt financings classified as liabilities were valued using the Black Scholes Option Pricing model with the following assumptions: dividend yield of 0%; annual volatility of 84% to 92% and risk-free interest rate of 3.0% to 4.0%.

NOTE T—SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Years ended December 31,
	2007	2006

Cash paid for:
Interest	$370,090	$1,369,723
Noncash Financing Activities:
Conversion of convertible notes and related obligations, net of discount, and accrued interest into common stock	772,765	894,123
Issuance of Series B redeemable preferred stock in exchange for debt, and related obligations	—	988,000
Issuance of Series C redeemable preferred stock in exchange for debt, and related obligations	—	5,920,320
Issuance of common stock in conjunction with financing	—	189,000
Modification of warrants in conjunction with financing	—	110,453
Issuance of common stock in exchange for Series A, Series B, and Series C preferred stock and cumulative dividends in arrears, thereon	1,120,230	2,193,665
Origination of warrants in conjunction with debt financing	—	308,376
Origination of warrants in conjunction with equity financing	—	103,229
Origination of embedded derivatives and debt discounts with debt financing	—	679,624
Origination of embedded derivatives with preferred stock	—	1,434,004

NOTE U—PROFIT SHARING PLAN

The Company has established a savings plan under section 401(k) of the Internal Revenue Code. All employees of the Company, after completing one day of service are eligible to enroll in the 401(k) plan. Participating employees may elect to defer a portion of their salary on a pre-tax basis up to the limits as provided by the IRS Code. The Company is not required to match employee contributions but may do so at its discretion. The Company made no contributions during the two years ended December 31, 2007.

NOTE V—EARNINGS PER SHARE “EPS”

The Company’s basic EPS is calculated using net income (loss) available to common shareholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes and preferred stock. For the years ended December 31, 2007 and 2006, diluted per share computations are not presented since this effect would be antidilutive.

The reconciliation of the numerator of the basic and diluted EPS calculations, due to the inclusion of preferred stock dividends and accretion was as follows for the following fiscal years ended December 31:

	2007	2006
Numerator:

Loss from continuing operations	$(5,569,335)	$(12,724,942)
Convertible preferred stock dividends and accretion	(1,891,624)	(1,042,069)
Loss available to common stockholders (basic and diluted EPS)	$(7,460,959)	$(13,767,011)

The following table summarizes the potential weighted average shares of common stock that were excluded from the diluted per share calculation, because the effect of including these potential shares was anti-dilutive.

	Years ended December 31,
	2007	2006

Preferred Stock	28,018,775	11,971,430
Convertible Debt	3,397,957	12,228,852
Stock Options	10,058	443,784
Warrants	—	151,416

Potentially dilutive shares	31,426,790	24,795,482

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Years ended December 31,
	2007	2006

Stock options	7,012,415	6,506,419
Warrants	10,566,375	7,779,472

Total	17,578,790	14,285,891

NOTE W—RECLASSIFICATIONS

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation. These reclassifications had no effect on the previously reported net loss or stockholders’ equity (deficit).

NOTE X—EVENTS OCCURRING SUBSEQUENT TO DECEMBER 31, 2007

a) Redemption of Series A Convertible Preferred Stock

As at December 31, 2007, the redemption clause of the Company’s Series A Convertible Preferred Stock stated that if in the event the average closing bid price of our common stock is less than $1.00 per share for thirty (30) consecutive trading days at any time after March 3, 2008, we will be required to redeem the Series A Convertible Preferred Stock (“Series A Shares”) by payment of $100 per share plus all accrued and unpaid dividends due thereon.  On March 24, 2008, the Company entered into an agreement with the holders of the Series A Shares, such that they agreed to defer the measurement date of any such redemption until November 17, 2008.

NOTE Y—Results by Quarter (Unaudited)

The following table presents selected unaudited financial information for the eight quarters in the period ended December 31, 2007. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance.

	For the Quarters Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007

Revenue	$2,443,883	$3,034,461	$2,967,816	$2,841,878	$2,715,240	$2,462,859	$2,168,091	$2,642,266
Gross profit	1,809,940	2,352,131	2,341,530	1,958,928	2,236,441	1,999,587	1,706,480	2,261,172
Income (loss) from continuing operations	(3,993,403)	(1,325,030)	(6,875,851)	(530,658)	(1,386,864)	(2,373,202)	(1,190,615)	(618,654)
Income (loss) from discontinued operations	197,123	252,046	643,119	551,803	474,490	(34,385)	—	—
Gain on disposal of discontinued operations	—	—	—	—	—	4,070,859	1,147	—
Net income (loss)	$(3,796,280)	$(1,072,984)	$(6,232,732)	$21,145	$(912,374)	$1,663,272	$(1,189,468)	$(618,654)
Basic and diluted earnings per common share:
Loss from continuing operations	$(0.08)	$(0.03)	$(0.14)	$(0.02)	$(0.03)	$(0.05)	$(0.03)	$(0.02)
Income (loss) from discontinued operations	0.00	0.01	0.01	0.01	0.01	0.00	—	—
Gain on disposal of discontinued operations	—	—	—	—	—	0.07	0.00	—
Net loss	$(0.08)	$(0.02)	$(0.13)	$(0.01)	$(0.02)	$0.02	$(0.03)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	47,026,773	48,442,365	50,733,960	54,624,774	56,634,523	58,067,198	59,413,729	60,604,914

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-KEY INTERNATIONAL, INC.

Date: March 26, 2008	By:	/s/ MICHAEL W. DEPASQUALE
Michael W. DePasquale
CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. DEPASQUALE	Chief Executive Officer and Director	March 26, 2008
Michael W. DePasquale

/s/ FRANCIS J. CUSICK	Chief Financial Officer, Principal Accounting Officer	March 26, 2008
Francis J. Cusick

/s/ THOMAS J. COLATOSTI	Chairman of the Board of Directors	March 26, 2008
Thomas J. Colatosti

/s/ JEFFREY J. MAY	Director	March 26, 2008
Jeffrey J. May

/s/ CHARLES P. ROMEO	Director	March 26, 2008
Charles P. Romeo

/s/ JOHN SCHOENHERR	Director	March 26, 2008
John Schoenherr

EXHIBIT INDEX

Exhibit No.	Description
2.1(1)	Agreement and Plan of Merger dated as of March 30, 2004 by and among BIO-key International, Inc., BIO-key Acquisition Corp., Public Safety Group, Inc. (“PSG”) and each of the shareholders of PSG
2.2(2)	Asset Purchase Agreement dated as of August 16, 2004 by and among BIO-key International, Inc., Aether Systems, Inc., Cerulean Technologies, Inc. and SunPro, Inc.
2.3(3)	Agreement and Plan of Merger dated as of December 30, 2004 by and among BIO-key International, Inc., a Delaware corporation, and BIO-key International, Inc., a Minnesota corporation
3.1(3)	Certificate of Incorporation of BIO-key International, Inc., a Delaware corporation
3.2(3)	Certificate of Designation of Series A 7% Convertible Preferred Stock of BIO-key International, Inc., a Delaware corporation
3.3(3)	By-Laws of BIO-key International, Inc., a Delaware corporation
3.4 (19)	Certificate of Amendment of Certificate of Incorporation of BIO-key International, Inc., a Delaware corporation
3.5 (16)	Certificate of Designation of the Series B Convertible Preferred Stock of the Company
3.6 (21)	Certificate of Designation of the Series C Convertible Preferred Stock of the Company
4.1(4)	Specimen certificates for shares of BIO-key International, Inc. common stock
10.1(4)	SAC Technologies, Inc. 1996 Stock Option Plan
10.2(5)	Amendment No. 1 to the SAC Technologies, Inc. 1996 Stock Option Plan
10.3(5)	SAC Technologies, Inc. 1999 Stock Option Plan
10.4(6)	Warrant issued to The Shaar Fund Ltd.
10.5(6)	Security Interest Provisions
10.6(6)	Employment Agreement by and between BIO-key International, Inc. and Mira LaCous dated November 20, 2001
10.7(6)	Option to Purchase 140,000 Shares of Common Stock issued to Mira LaCous
10.8(9)	Option to Purchase 150,000 Shares of Common Stock issued to Thomas J. Colatosti
10.9(9)	Non-Qualified Stock Option Agreement under the registrant’s 1999 Stock Incentive Plan to Purchase 200,000 Shares of Common Stock issued to Thomas J. Colatosti
10.10(9)	Option to Purchase 580,000 Shares of Common Stock issued to Michael W. DePasquale
10.11(7)	Securities Exchange Agreement dated March 3, 2004 by and between BIO-key International, Inc. and The Shaar Fund Ltd.
10.12(7)	Registration Rights Agreement dated March 3, 2004 by and between BIO-key International, Inc. and The Shaar Fund Ltd.
10.13(7)	Option to Purchase 500,000 Shares of Common Stock issued to Michael W. DePasquale
10.14(7)	Option to Purchase 150,000 Shares of Common Stock issued to Thomas J. Colatosti
10.15(7)	Option to Purchase 50,000 Shares of Common Stock issued to Thomas J. Colatosti
10.16(7)	Option to Purchase 50,000 Shares of Common Stock issued to Jeff May
10.17(7)	Option to Purchase 50,000 Shares of Common Stock issued to Charles Romeo
10.18(7)	Option to Purchase 300,000 Shares of Common Stock issued to Randy Fodero
10.19(10)	Amendment Agreement dated March 30, 2004 by and between BIO-key International, Inc. and The Shaar Fund Ltd.
10.20(11)	Securities Purchase Agreement dated as of March 31, 2004 (the “March Securities Purchase Agreement”) by and among BIO-key International, Inc. and each of the Purchasers named therein
10.21(11)	Form of Warrant issued by BIO-key International, Inc. pursuant to the March Securities Purchase Agreement
10.22(2)

Securities Purchase Agreement dated as of September 29, 2004 (the “Laurus Securities Purchase Agreement”) by and between BIO-key International, Inc., Laurus Master Fund, Ltd. and the other Purchasers party thereto

10.23(2)	Form of Common Stock Purchase Warrant issued by BIO-key International, Inc. pursuant to the Laurus Securities Purchase Agreement
10.24(2)	Registration Rights Agreement dated as of September 29, 2004 by and between BIO-key International, Inc., Laurus Master Fund, Ltd. and the other Purchasers party thereto
10.25(2)

Securities Purchase Agreement dated as of September 29, 2004 (the “Shaar Securities Purchase Agreement”) by and between BIO-key International, Inc., The Shaar Fund, Ltd. and the other Purchasers party thereto

10.26(2)	Form of Common Stock Purchase Warrant issued by BIO-key International, Inc. pursuant to the Shaar Securities Purchase Agreement
10.27(2)	Registration Rights Agreement dated as of September 29, 2004 by and between BIO-key International, Inc., The Shaar Fund, Ltd. and the other Purchasers party thereto

10.28(10)	Option to Purchase 300,000 shares of common stock issued to Kenneth Souza
10.29(10)	Employment Agreement dated as of October 4, 2004 by and between BIO-key International, Inc. and Kenneth Souza
10.30(10)	BIO-key International, Inc. 2004 Stock Incentive Plan
10.31(10)	Warrant to purchase 10,000 shares of Common Stock issued to Krieger & Prager LLP on November 26, 2001
10.32(10)	Warrant to purchase 100,000 shares of Common Stock issued to The November Group Ltd. on July 14, 2004
10.33(10)	Warrant to purchase 230,000 shares of Common Stock issued to Jesup & Lamont Securities Corp. on March 31, 2004
10.34(10)	Warrant to purchase 105,000 shares of Common Stock issued to Douglass Bermingham on March 31, 2004
10.35(10)	Warrant to purchase 60,000 shares of Common Stock issued to Mason Sexton on March 31, 2004
10.36(10)	Warrant to purchase 22,000 shares of Common Stock issued to David Moss on March 31, 2004
10.37(10)	Warrant to purchase 22,000 shares of Common Stock issued to Patrick Gaynes on March 31, 2004
10.38(10)	Warrant to purchase 5,000 shares of Common Stock issued to Tom DuHamel on March 31, 2004
10.39(11)	Option to Purchase 155,000 shares of common stock issued to Francis J Cusick
10.40(11)	Option to Purchase 50,000 shares of common stock issued to Charles P. Romeo
10.41(12)	Securities Purchase Agreement, dated as of June 8, 2005, by and between the Company and Laurus Fund, Ltd.
10.42(12)	Common Stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated as of June 8, 2005, by and between the Company and the Laurus Master Fund, Ltd.
10.43(12)	Registration Rights Agreement, dated as of June 8, 2005, by and between the Company and Laurus Fund, Ltd.
10.44(12)	Securities Purchase Agreement, effective as of May 31, 2005, by and among the Company, The Shaar Fund, Ltd. and the other pursuant that are a party thereto
10.45(12)

Form of Common Stock Purchase warrant issued pursuant to the Securities Purchase Agreement, effective as of May 31, 2005, by and among the Company, The Shaar Fund, Ltd. and the other purchasers that are a party thereto

10.46(12)	Registration Rights Agreement, effective as of May 31, 2005, by and among the Company, The Shaar Fund, Ltd., Jesup & Lamont and the other purchasers that are a party thereto
10.47(20)	Escrow Agreement, dated as of May 31, 2005, by and among the Company, Jesup & Lamont Securities Corp.and Thelen, Reid & Priest LLP.
10.48(13)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and Laurus Master Fund, Ltd.
10.49(13)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and The Shaar Fund, Ltd.
10.50(15)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and Longview Special Finance
10.51(13)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and Etienne Des Roys
10.52(13)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and Eric Haber
10.53(13)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and Investors Management Corporation
10.54(13)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and The Tocqueville Fund
10.55(13)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and The Tocqueville Amerique Value Fund
10.56(13)

Registration Rights Agreement, dated as of August 31, 2005, by and among the Company, Laurus Master Fund, Ltd., The Shaar Fund, Ltd., Longview Special Finance, Etienne Des Roys, Eric Haber, Investors Management Corporation, The Tocqueville Fund and The Tocqueville Amerique Value Fund.

10.57(14)	Amendment and Waiver, dated as of January 23, 2006, by and between the Company and Laurus Master Fund, Ltd.
10.58(14)	Registration Rights Agreement, dated as of January 23, 2006, by and between the Company and Laurus Master Fund, Ltd.
10.59(14)	Amendment and Waiver, dated as of January 23, 2006, by and among the Company and the holders of Subordinated Convertible Promissory Notes of the Company
10.60(14)	Securities Purchase Agreement, dated as of January 23, 2006, by and among the Company, The Shaar Fund Ltd., Longview Fund, L.P. and Longview Special Finance
10.61(14)

Form of Convertible Term Note issued pursuant to the Securities Purchase Agreement, dated as of January 23, 2006, by and among the Company, The Shaar Fund Ltd., Longview Fund, L.P. and Longview Special Finance

10.62(14)

Form of Common Stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated as of January 23, 2006, by and among the Company, The Shaar Fund Ltd., Longview Fund, L.P. and Longview Special Finance

10.63(14)	Registration Rights Agreement, dated as of January 23, 2006 by and among the Company, The Shaar Fund, Ltd., Longview Fund, L.P. and Longview Special Finance
10.64(14)	Amendment No. 1 to Subordinated Secured Promissory Note, dated as of January 23, 2006, by and between the Company and Aether Systems, Inc.
10.65(15)	Compensation Agreement by and between the Company and Thomas J. Colatosti dated February 7, 2006
10.66(16)	Employment Agreement by and between the Company and Michael DePasquale dated March 28, 2006
10.67(18)	Form of Option Agreement used to grant a total of 900,000 options to Purchase common stock to Francis J. Cusick, Michael W. DePasquale, Randy Fodero, and Kenneth S. Souza
10.68(19)	Amendment and Waiver, dated as of August 10, 2006, by and between the Company and Laurus Master Fund, Ltd.
10.69(19)	Registration Rights Agreement, dated as of August 10, 2006, by and between the Company and Laurus Master Fund, Ltd.
10.70(19)

Securities Exchange Agreement, dated as of August 10, 2006, by and among the Company, The Shaar Fund Ltd., Longview Fund, L.P., Longview Special Finance and certain other holders of the Company’s Subordinated Convertible Promissory Notes

10.71(19)

Registration Rights Agreement, dated as of August 10, 2006, by and among the Company, The Shaar Fund Ltd., Longview Fund, L.P., Longview Special Finance and certain other holders of the Company’s Subordinated Convertible Promissory Notes

10.72(19)	Securities Purchase Agreement, dated as of August 10, 2006, by and between the Company and Trellus Partners, L.P.
10.73(19)	Form of Common Stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated as of August 10, 2006, by and between the Company and Trellus Partners, L.P.
10.74(19)	Registration Rights Agreement, dated as of August 10, 2006, by and between the Company and Trellus Partners, L.P.
10.75(19)	Securities Purchase Agreement, dated as of August 10, 2006, by and between the Company and The Shaar Fund Ltd.
10.76(19)	Form of Common Stock Purchase Warrant to be issued pursuant to the Securities Purchase Agreement, dated as of August 10, 2006, by and between the Company and The Shaar Fund Ltd.
10.77(19)	Registration Rights Agreement, dated as of August 10, 2006, by and between the Company and The Shaar Fund Ltd.
10.78 (21)	Sublease Agreement, dated as of September 20, 2004, by and between the Company and Aether Systems, Inc.
10.79 (21)	Amendment and Waiver, dated as of December 29, 2006, by and between the Company and Laurus Master Fund, Ltd.
10.80 (22)	Amendment and Waiver, dated as of April 18, 2007, by and between the Company and Laurus Master Fund, Ltd.
10.81 (23)	Purchase and Sale Agreement, dated as of May 22, 2007, by and between the Company and ZOLL Data Systems, Inc
10.82 (24)	Compensation Agreement, dated July 12, 2007, by and between the Company and Mr. Colatosti
21.1(20)	List of subsidiaries of BIO-key International, Inc.
23.1(8)	Consent of Carlin, Charron & Rosen, LLP.
31.1(8)	Certificate of CEO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2(8)	Certificate of CFO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1(8)	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350, as amended
32.2(8)	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350, as amended

(1)          Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2004 and incorporated herein by reference.

(2)          Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2004 and incorporated herein by reference.

(3)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2005 and incorporated herein by reference.

(4)	Filed as an exhibit to the registrant’s registration statement on Form SB-2, File No. 333-16451 dated February 14, 1997 and incorporated herein by reference.

(5)	Filed as an exhibit to the registrant’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2000 and incorporated herein by reference.

(6)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2001 and incorporated herein by reference.

(7)	Filed as an exhibit to the registrant’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 26, 2004 and incorporated herein by reference.

(8)	Filed herewith.

(9)	Filed as an exhibit to the registrant’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2003 and incorporated herein by reference.

(10)	Filed as an exhibit to the registrant’s registration statement on Form SB-2, File No. 333-120104 dated October 29, 2004 and incorporated herein by reference.

(11)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2005 and incorporated herein by reference.

(12)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2005 and incorporated herein by reference.\

(13)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2005 and incorporated herein by reference.

(14)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006 and incorporated herein by reference.

(15)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2006 and incorporated herein by reference.

(16)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2006 and incorporated herein by reference.

(17)	Filed as an exhibit to the registrant’s proxy statement filed with the Securities and Exchange Commission on January 18, 2006 and incorporated herein by reference.

(18)	Filed as an exhibit to the registrant’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2006 and incorporated herein by reference.

(19)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2006 and incorporated herein by reference.

(20)	Previously filed

(21)	Filed as an exhibit to the registrant’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2007 and incorporated herein by reference.

(22)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on

April 24, 2007 and incorporated herein by reference.

(23)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2007 and incorporated herein by reference.

(24)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2007 and incorporated herein by reference.