Form 10-Q
period 2008-03-31
BIO KEY INTERNATIONAL INC
filed 2008-05-15
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the Transition Period from to

Commission file number 1-13463

BIO-KEY INTERNATIONAL, INC.

(Exact Name of registrant as specified in its charter)

DELAWARE	41-1741861
(State or Other Jurisdiction of Incorporation of Organization)	(IRS Employer Identification Number)

3349 HIGHWAY 138, BUILDING D, SUITE B, WALL, NJ  07719

(Address of Principal Executive Offices)

(732) 359-1100

(Registrant’s telephone number, including area code)

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

Yes  ☐  No  ☒

Number of shares of Common Stock outstanding as of May 13, 2008 were 62,842,726, par value $.0001 per share

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

BIO-KEY INTERNATIONAL, INC.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$639,110	$964,774
Restricted cash	153,994	153,094
Accounts receivable, net of allowance for doubtful accounts of $113,771 at March 31, 2008 and December 31, 2007	1,386,899	2,129,797
Costs and earnings in excess of billings on uncompleted contracts	260,087	233,805
Inventory	4,004	4,879
Investments	391,760	—
Prepaid expenses	116,030	119,068
Total current assets	2,951,884	3,605,417
Equipment and leasehold improvements, net	145,119	177,282
Deposits and other assets	487,815	487,815
Intangible assets—less accumulated amortization	1,139,936	1,324,269
Goodwill	7,836,986	7,836,986
Total non-current assets	9,609,856	9,826,352
TOTAL ASSETS	$12,561,740	$13,431,769

LIABILITIES
Accounts payable	$3,191,061	$1,162,690
Accrued liabilities	1,222,800	3,401,749
Deferred rent	233,412	367,986
Deferred revenue	4,175,113	4,468,748
Total current liabilities	8,822,386	9,401,173
Warrants	59,677	64,520
Redeemable preferred stock derivatives	15,397	41,295
Deferred revenue	31,134	34,518
Total non-current liabilities	106,208	140,333
TOTAL LIABILITIES	8,928,594	9,541,506

Commitments and contingencies

Series B redeemable convertible preferred stock: authorized, 1,000,000 shares (liquidation preference of $1 per share); issued and outstanding 970,612 shares of $.0001 par value at March 31, 2008 and December 31, 2007	912,960	881,340
Series C redeemable convertible preferred stock: authorized, 600,000 shares (liquidation preference of $10 per share); issued and outstanding 592,032 shares of $.0001 par value at March 31, 2008 and December 31, 2007	5,991,195	5,776,231
	6,904,155	6,657,571

STOCKHOLDERS’ EQUITY/(DEFICIT):
Series A convertible preferred stock: authorized, 100,000 shares (liquidation preference of $100 per share); issued and outstanding 30,557 shares of $.0001 par value, at March 31, 2008 and December 31, 2007	3	3
Common stock — authorized, 170,000,000 shares; issued and outstanding; 62,511,172 and 61,153,202 of $.0001 par value at March 31, 2008 and December 31, 2007, respectively	6,251	6,115
Additional paid-in capital	52,146,668	52,126,595
Accumulated other comprehensive income	391,760	—
Accumulated deficit	(55,815,691)	(54,900,021)
TOTAL STOCKHOLDERS’ DEFICIT	(3,271,009)	(2,767,308)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$12,561,740	$13,431,769

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2008	2007

Revenues
Services	$1,717,270	$1,875,176
License fees and other	823,148	840,064
	2,540,418	2,715,240
Costs and other expenses
Cost of services	347,585	447,889
Cost of license fees and other	93,896	30,910
	441,481	478,799
Gross Profit	2,098,937	2,236,441

Operating Expenses
Selling, general and administrative	1,789,092	2,551,295
Research, development and engineering	1,247,031	1,356,958
	3,036,123	3,908,253
Operating loss	(937,186)	(1,671,812)
Other income (expenses)
Derivative and warrant fair value adjustments	30,741	829,369
Interest income	899	—
Interest expense	(10,124)	(538,517)
Other	—	(5,902)
	21,516	284,950
Loss from continuing operations	(915,670)	(1,386,862)
Income from discontinued operations	—	474,489
Net Loss	$(915,670)	$(912,373)

Basic and Diluted Earnings(Loss) per Common Share:
Loss from continuing operations	$(0.02)	$(0.03)
Income from discontinued operations		0.01
Net loss per Common Share	$(0.02)	$(0.02)

Weighted Average Shares Outstanding:
Basic and diluted	61,786,732	56,634,523

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(915,670)	$(912,373)
Less:
Income from discontinued operations	—	(474,489)
Loss from continuing operations	(915,670)	(1,386,862)
Adjustments to reconcile net loss to cash used in operating activities:
Derivative and warrant fair value adjustments	(30,741)	(829,369)
Depreciation	36,555	65,543
Amortization
Intangible assets	184,333	182,512
Deferred financing costs	—	56,871
Discounts on convertible debt related to warrants and beneficial conversion features	—	229,853
Allowance for doubtful receivables	—	13,413
Deferred rent	(134,574)	(119,429)
Fair market value adjustment on equity issuance and warrant modification	—	91,182
Share-based compensation	266,793	223,719
Change in assets and liabilities:
Accounts receivable trade	742,898	1,382,783
Costs and earnings in excess of billings on uncompleted contracts	(26,282)	—
Inventory	875	(7,179)
Prepaid expenses and other	3,038	2,079
Accounts payable	2,028,371	441,046
Accrued liabilities	(2,178,949)	(128,559)
Deferred revenue	(297,019)	(496,744)
Net cash used for continuing operations	(320,372)	(279,141)
Net cash provided by discontinued operations	—	823,914
Net cash used for operating activities	(320,372)	544,773
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,392)	(9,115)
Deposits	—	43,336
Interest on Restricted cash	(900)	—
Patent costs	—	(9,997)
Net cash provided (used) by continuing operations	(5,292)	24,224
Net cash used for discontinued operations	—	(7,615)
Net cash provided (used) by investing activities	(5,292)	16,609
CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of long term obligations	—	(362,758)
Net cash used for financing activities	—	(362,758)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(325,664)	198,624
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	964,774	627,167
CASH AND CASH EQUIVALENTS, END OF PERIOD	$639,110	$825,791

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2008	2007
Cash paid for:
Interest	$—	$129,651

Noncash Investing and Financing Activities:
Conversion of convertible notes and related obligations, net of discount, and accrued interest into common stock	—	150,000
Issuance of common stock in exchange for Series A, B and C preferred stock and cumulative dividends in arrears, thereon	170,644	575,466
Unrealized gain on investment	391,760	—

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 (Unaudited)

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The balance sheet at December 31, 2007 was derived from the audited financial statements, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these unaudited interim consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 (the “Form 10-KSB”).

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157) which is effective for calendar year companies on January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The adoption of SFAS 157 had no impact on the Company’s financial condition and results of operations.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which is effective for calendar year companies on January 1, 2008. This Statement allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. The adoption of SFAS 159 had no impact on the Company’s financial condition and results of operations.

Reclassifications

Certain amounts in the 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation. These reclassifications had no effect on the previously reported net loss or stockholders’ equity (deficit).

2.             LIQUIDITY AND CAPITAL RESOURCE MATTERS

We have only recently begun to generate significant revenues and have incurred significant losses to date, and at March 31, 2008, we had an accumulated deficit of approximately $56 million. In addition, broad commercial acceptance of our technology is critical to the Company’s success and ability to generate future revenues.

If the Company is unable to generate sufficient revenue to meet our goals, we will need to obtain additional third-party financing to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. No assurance can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained by the Company in order to meet its needs, or that such financing would not be dilutive to existing shareholders

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern, and assumes continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The matters described in the preceding paragraphs raise substantial doubt about the Company’s ability to continue as a going concern. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, and become profitable in its future operations. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

During the quarter ended September 30, 2007, $250,000 of the escrow balance was released to ZOLL. It is expected the remaining escrow balance, less applicable adjustments (if approved) shall be remitted to the Company over the next three months.

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

Revenues and net income (loss) for the Fire Segment for the three month period ended March 31, 2007 were as follows:

2007

Revenues	$1,156,256
Net income	474,489

4.             SHARE BASED COMPENSATION

The Company accounts for share based compensation in accordance with the provisions of SFAS 123R, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The majority of our share-based compensation arrangements vest over either a three or four year vesting schedule. The Company expenses its share-based compensation under the ratable method, which treats each vesting tranche as if it were an individual grant. The fair value of stock options is determined using the Black-Scholes valuation model and requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected option term”), the estimated volatility of our common stock price over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized as an expense in the consolidated statements of operations. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the service period, net of estimated forfeitures (the number of individuals that will ultimately not complete their vesting requirements). The estimation of stock awards that will ultimately vest requires significant judgment. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

The compensation expense recognized under SFAS 123R increased the Company’s loss from continuing operations by $266,793 and $223,719 with no effect per share (basic and diluted) for the three months ended March 31, 2008 and 2007, respectively.

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2008	2007

Cost of services	$10,973	$7,174
Selling, general and administrative	185,185	167,565
Research, development and engineering	70,635	48,980
	$266,793	$223,719

Valuation Assumptions for Stock Options

For the three months ended 2007, 89,000 stock options were granted. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended March 31,
2007
Risk free interest rate	4.57%
Expected life of options (in years)	4.5
Expected dividends	0%
Volatility of stock price	114%

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

EQUITY COMPENSATION PLAN INFORMATION

1996 Stock Option Plan

During 1996, the Board of Directors and stockholders of the Company adopted the 1996 Stock Option Plan (the “1996 Plan”). Under the 1996 Plan, 750,000 shares of common stock are reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 100% of fair market value for incentive stock options and 50% for all others. The term of stock options granted may not exceed ten years. Options issued under the 1996 Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined, all options outstanding vest immediately. The 1996 Plan expired in May 2005.

1999 Stock Option Plan

During 1999, the Board of Directors of the Company adopted the 1999 Stock Option Plan (the “1999 Plan”). The 1999 Plan was not presented to stockholders for approval and thus incentive stock options are not available under the plan. Under the 1999 Plan, 2,000,000 shares of common stock are reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 85% of fair market value. The term of nonstatutory stock options granted may not exceed ten years. Options issued under the 1999 Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined, all options outstanding vest immediately. The 1999 Plan expires in August 2009.

2004 Stock Option Plan

On October 12, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan (the “2004 Plan”). The 2004 Plan has not yet been presented to stockholders for approval and thus incentive stock options are not available under this plan. Under the terms of the 2004 Plan, 4,000,000 shares of common stock are reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 85% of fair market value. The term of stock options granted may not exceed ten years. Options issued under the 2004 Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined, all options outstanding vest immediately. The 2004 Plan expires in October 2014.

Non-Plan Stock Options

Periodically, the Company has granted options outside of the 1996, 1999, and 2004 Plans to various employees and consultants. In the event of change in control, as defined, certain of the non-plan options outstanding vest immediately.

Stock Option Activity

The following table summarizes stock option activity for the three months ended March 31, 2008:

	Number of Options					Weighted average exercise	Weighted average remaining life	Aggregate intrinsic
	1996 Plan	1999 Plan	2004 Plan	Non Plan	Total	price	(in years)	value
Outstanding, as of December 31, 2007	80,000	805,000	2,221,415	3,943,000	7,049,415	$0.85

Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	(82,414)		(82,414)	0.78
Expired	—	—	—	(48,000)	(48,000)	6.42
Outstanding, as of March 31, 2008	80,000	805,000	2,139,001	3,895,000	6,919,001	$0.81	3.41	$—
Vested or expected to vest at March 31, 2008					6,800,257	$0.82	3.37	$—
Exercisable at March 31, 2008					6,480,462	$0.84	3.29	$—

The options outstanding and exercisable at March 31, 2008 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)	Number exercisable	Weighted average exercise price
$ 0.15-0.21	67,000	$0.18	6.24	4,333	$0.21
0.22-0.40	876,666	0.33	1.69	819,329	0.33
0.41-0.68	2,095,666	0.56	3.17	1,777,131	0.55
0.69-1.11	2,208,169	0.90	4.41	2,208,169	0.90
1.12-6.42	1,671,500	1.30	3.23	1,671,500	1.30
$ 0.15-6.42	6,919,001			6,480,462

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.11 as of March 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. There are no in-the-money options exercisable as of March 31, 2008.

The weighted average fair value of options, as determined under SFAS No. 123R, granted during the three months ended March 31, 2008 and 2007 was $0 and $0.29 per share, respectively.

As of March 31, 2008 future compensation cost related to nonvested stock options is approximately $160,712 and will be recognized over an estimated weighted average period of approximately 1.14 years.

5.             EARNINGS (LOSS) PER SHARE COMMON STOCK (“EPS”)

The Company’s basic EPS is calculated using net income (loss) available to common shareholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes and preferred stock. For the three months ended March 31, 2008 and 2007, diluted per share computations are not presented since this effect would be antidilutive.

The reconciliation of the numerator of the basic and diluted EPS calculations, due to the inclusion of preferred stock dividends and accretion was as follows for the following three month period ended March 31:

	Three Months ended March 31,
	2008	2007

Numerator:

Loss from continuing operations	$(915,670)	$(1,386,862)
Convertible preferred stock dividends and accretion	(470,893)	(471,390)
Loss available to common stockholders (basic and diluted EPS)	$(1,386,563)	$(1,858,252)

The following table summarizes the potential weighted average shares of common stock that were excluded from the diluted per share calculation, because the effect of including these potential shares was antidilutive.

	Three Months Ended March 31,
	2008	2007

Preferred Stock	33,155,440	19,952,040
Convertible Debt	—	8,819,771
Stock Options	—	20,000

Potentially dilutive securities	33,155,440	28,791,811

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months Ended March 31,
	2008	2007

Stock options	6,919,001	8,026,085
Warrants	10,566,375	10,566,375

Total	17,485,376	18,592,460

6.             EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following:

	March 31,	December 31,
	2008	2007

Equipment	$522,051	$517,658
Furniture and fixtures	187,984	187,984
Software	136,355	136,355
Leasehold improvements	198,889	198,889
	1,045,279	1,040,886

Less accumulated depreciation and amortization	(900,160)	(863,604)

Total	$145,119	$177,282

7.             GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill resulted from the acquisition of Public Safety Group, Inc. and certain assets and assumed liabilities of the Mobile Government Division of Aether Systems, Inc. in 2004. As provided by SFAS No. 142, the Company has elected to perform the annual assessment of the carrying value of all goodwill as of September 30th each year using a number of criteria, including the value of the overall enterprise. Impairment charges from existing operations or other acquisitions, if any, are reflected as an operating expense in the statement of operations. As of March 31, 2008 goodwill totaled $7,836,986.

Other intangible assets as of March 31, 2008 consisted of the following:

	March 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Copyrighted software	$1,181,429	$(945,143)	$236,286	$1,181,429	$(886,071)	$295,358
Customer relationships	617,271	(432,089)	185,182	617,271	(401,225)	216,046
Trademarks	807,872	(603,491)	204,381	807,872	(563,099)	244,773
Developed technology	434,353	(304,047)	130,306	434,353	(282,330)	152,023
Marketing agreements	605,340	(484,273)	121,067	605,340	(454,005)	151,335
Patents and patents pending	298,059	(35,345)	262,714	298,059	(33,325)	264,734

Total	$3,944,324	$(2,804,388)	$1,139,936	$3,944,324	$(2,620,055)	$1,324,269

Aggregate amortization expense for the three months ended March 31, 2008 and 2007, was $184,333 and $182,512 respectively.

8.             INVESTMENTS

During 2005, BIO-key was issued shares in a private company, which specialized in providing security products and associated software. There was no cost to the investment for these shares, and because BIO-key had a minimal ownership interest in the company and was unable to exhibit any influence on the company’s management or board, BIO-key treated the investment on the cost basis as promulgated under APB 18, “Equity Method of Accounting for Investments in Common Stock.”

In February 2008, the above mentioned private company consummated a reverse merger with a publicly traded US company. As a result of the merger, BIO-key’s investment was converted into shares of the public company. This change in circumstances enabled the fair value of the investment to be “readily determinable” under the provisions of FAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, BIO-key now classifies its investment as an “available-for-sale” security, and accounts for it at its market value as specified on a securities exchange.

Unrealized gains and temporary losses on investments classified as available-for-sale are included within accumulated other comprehensive income, net of any related tax effect. Upon realization, those amounts are reclassified from accumulated other comprehensive income to investment income. Realized gains and losses and other than temporary impairments on investments are reflected in the income statement in investment income or expense. Gains or losses are calculated primarily using the first-in, first-out method.

The following table summarizes our investment at March 31, 2008 and December 31, 2007. The investment is classified within current assets in the balance sheet. Fair value for publicly-traded available-for-sale investments is determined based upon quoted prices. Fair value is not readily available for privately-held investments.

	March 31, 2008		December 31, 2007
	Cost	Fair Value	Cost	Fair Value

Available-for-sale security	$—	$391,760	$—	$—

Balance as of March 31, 2008	$—	$391,760	$—	$—

Unrealized gain on the available-for-sale security was $391,760 at March 31, 2008.

9.             CONVERTIBLE DEBT FINANCING / WARRANTS

Long-term obligations consisted of the following as of:

	March 31,	December 31,
	2008	2007
2004
FMV of warrants	$10,334	$11,663
2005
FMV of warrants	31,772	34,644
2006
FMV of warrants	17,571	18,213
Total	$59,677	$64,520

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

The account balance shown represents the fair market value of warrants issued in conjunction with debt offerings undertaken from the 2004 to 2006 fiscal years. The Warrants are classified as liabilities and were valued as of March 31, 2008, using the Black Scholes Option Pricing model with the following assumptions: dividend yield of 0%; annual volatility of 88% to 98% and risk-free interest rate of 1.6% to 1.8%.

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

Following the repayment of the 2004 and 2005 Senior Notes on May 22, 2007, the value of the embedded derivatives and amortized discounts related to the Senior Notes were written off to Loss on Extinguishment of Debt.

10.           ACCRUED LIABILITIES

Accrued liabilities at consisted of the following:

	March 31,	December 31,
	2008	2007

Contract costs not yet invoiced by vendors	$90,296	$2,185,610
Compensation	109,196	140,314
Compensated absences	388,273	367,731
Royalties	366,470	371,158
Interest	176,083	176,083
Other	92,482	160,853

Total	$1,222,800	$3,401,749

11.           REDEEMABLE PREFERRED STOCK

Series B Convertible Preferred Stock

The Company issued 1,000,000 shares of redeemable Series B Convertible Preferred Stock on February 23, 2006, upon the conversion of certain convertible term notes. Each share of Series B Preferred Stock has an Original Issue Price of $1.00 per share. The holder has the option to redeem the shares of Series B Preferred Stock at any time for a number of shares of the Company’s common stock equal to the Original Issue Price plus accumulated and unpaid dividends divided by the fixed conversion price of $0.30 per share of Common Stock. The conversion price is subject to adjustment if common stock is issued by the Company subsequent to the original issue date of the Series B preferred stock, except for other conversions, options, warrants, dividends paid in stock or pursuant to an acquisition by the Company, at a price less than the conversion price. Mandatory conversion of all Series B shares will be automatic if, for the 30 trading days prior to January 1, 2009, the average closing bid price for one share of common stock is at least $1.10. The shares shall be converted at the conversion price then in effect. If the average bid price for the 30 trading days prior to January 1, 2009 per common share is less than $1.10 the Company shall mandatorily redeem all remaining outstanding Series B Preferred Stock by paying cash equal to $1.00 per share with all accrued and unpaid dividends.  The Company may, at its election, redeem any or all of the remaining outstanding Series B shares in cash at a conversion price equal to $1.20 per share, together with all accrued and unpaid dividends upon giving 30 days’ notice. Holders of the Series B Preferred Stock are entitled to cumulative, prior and in preference to holders of common stock dividends equal to 15% per annum of the

Original Purchase Price still outstanding, payable quarterly. In any liquidation of the Company, each share of Preferred Stock is entitled to a liquidation preference on a pari passu basis with the Series A and Series C Preferred Stock before any distribution may be made on the Company’s common stock.

As of March 31, 2008, 1,000,000 shares of Series B Preferred Stock were authorized, 970,612 of which were issued and outstanding, at a par value of $0.0001 and a liquidation preference of $1.00 with accumulated dividends in arrears of $36,802, which have been accreted to the principal balance of the Series B Preferred Stock.

The Preferred Stock contains features that are considered embedded derivative financial instruments:  Preferred Stock’s conversion option:  The Preferred Stock is convertible at the Holder’s option at any time at the fixed conversion price of $0.30 per share; Quarterly Dividends Conversion Option:  Holders have the option to convert the Stock’s quarterly dividend payment at a conversion price of the average 10 days closing price prior to the dividend record date.  These features have been bifurcated and recorded on the Company’s balance sheet as liabilities at their fair value.

As of March 31, 2008, the derivatives were valued at $2,359.  Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 15%; annual volatility of 48%; and risk free annual interest rate of 1.53% as well as probability analysis related to trading volume restrictions.

An amount equal to the original value of the derivatives was recorded as a discount to the Preferred Stock.  The discount is being accreted to the principal balance of the Preferred Stock, using the effective interest method, over the expected term of the Preferred Stock.  At March 31, 2008, the unamortized discount on the Preferred Stock was $94,860.

Series C Convertible Preferred Stock

The Company issued 592,032 shares of redeemable Series C Convertible Preferred Stock on August 10, 2006, upon the exchange of certain convertible term notes. Each share of Series C Preferred Stock has an Original Issue Price of $10.00 per share. The holder has the option to redeem the shares of Series C Preferred Stock at any time for a number of shares of the Company’s common stock equal to the Original Issue Price plus accumulated and unpaid dividends divided by the fixed conversion price of $0.30 per share of Common Stock. The conversion price is subject to adjustment if common stock is issued by the Company subsequent to the original issue date of the Series C Preferred Stock, except for other conversions, options, warrants, dividends paid in stock or pursuant to an acquisition by the Company, at a price less than the conversion price. Mandatory conversion of all Series C shares will be automatic if, for the 30 trading days prior to January 1, 2009, the average closing bid price for one share of common stock is at least $1.20. The shares shall be converted at the conversion price then in effect. If the average bid price for the 30 trading days prior to January 1, 2009 per common share is less than $1.20 the Company shall mandatorily redeem all remaining outstanding Series C Preferred Stock by paying cash equal to $10.00 per share with all accrued and unpaid dividends.  The Company may, at its election, redeem any or all of the remaining outstanding Series C shares in cash at a conversion price equal to $12.00 per share, together with all accrued and unpaid dividends upon giving 30 days’ notice. Holders of the Series C Preferred Stock are entitled to cumulative, prior and in preference to holders of common stock dividends equal to 15% per annum of the Original Purchase Price still outstanding, payable quarterly. In any liquidation of the Company, each share of Preferred Stock is entitled to a liquidation preference on a pari passu basis with the Series A and Series B Preferred Stock before any distribution may be made on the Company’s common stock.

As of March 31, 2008, 600,000 Shares of Series C Preferred Stock were authorized, 592,032 of which were issued and outstanding, at a par value of $0.0001 and a liquidation preference of $10.00 with accumulated dividends in arrears of $442,643, which have been accreted to the principal balance of the Series C Preferred Stock.

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

As of March 31, 2008, the derivatives were valued at $13,038.  Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 15%; annual volatility of 48%; and risk free annual interest rate of 1.53% as well as probability analysis related to trading volume restrictions.

An amount equal to the original value of the derivatives was recorded as a discount to the Preferred Stock.   The discount is being accreted to the principal balance of the Preferred Stock, using the effective interest method, over the expected term of the Preferred Stock.  At March 31, 2008, the unamortized discount on the Preferred Stock was $337,083.

Together with the above transaction, the terms of certain warrants held by the Company’s investment bankers and their associates were modified. The incremental value of the modification was calculated to be $110,453, and was allocated against the proceeds of the Series C Preferred Stock as a cost of financing, and is being accreted to the principal balance of the Preferred Stock, using the effective interest method, over the expected term of the term of the Preferred Stock.  At March 31, 2008, the net amount remaining to be accreted was $34,685.

12.           STOCKHOLDERS EQUITY

Common Stock

The Company is authorized to issue 170,000,000 shares of common stock, $.0001 par value per share, of which 62,511,172 were outstanding as of March 31, 2008.

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

During the three months ended March 31, 2008, preferred stockholders converted accumulated dividends of $170,644 into 1,357,970 shares of the Company’s common stock.

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

In March 2004, we designated 100,000 shares of preferred stock as Series C Convertible Preferred Stock. In connection with the Company’s reincorporation in Delaware on January 1, 2005, each share of Series C Convertible Preferred Stock was automatically converted into one share of Series A Convertible Preferred Stock (the “Series A Shares”), of which 30,557 were issued and outstanding as at March 31, 2008.

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

As of March 31, 2008, cumulative dividends in arrears related to the Series A Preferred Stock were approximately $298,022, which have been accreted to the principal balance of the Series A Preferred Stock.

Warrants

The Company has issued warrants to certain creditors, investors, investment bankers and consultants. A summary of warrant activity is as follows:

	Total Warrants	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value
Outstanding, as of December 31, 2007	10,566,375	$0.95

Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding, as of March 31, 2008	10,566,375	0.95	2.02	$—
Vested or expected to vest at March 31, 2008	10,566,375	0.95	2.02	—
Exercisable at March 31, 2008	10,566,375	0.95	2.02	—

The warrants outstanding and exercisable at March 31, 2008 were in the following exercise price ranges:

	Warrants outstanding and Exercisable
Range of exercise prices	Number of warrants	Weighted average remaining life (in years)

$0.30	2,798,014	2.86
0.75	533,333	3.36
0.97	150,000	1.29
1.00	2,655,552	1.62
1.35	4,429,476	1.00
	10,566,375

As part of sale of the Fire business to ZOLL, and repayment of the Company’s convertible debt, both in May 2007, the exercise price of certain warrants was adjusted to $0.30 per share.  The incremental fair value of the modification of $33,817 was allocated to interest expense as a cost of financing.

13.           COMPREHENSIVE LOSS

The component of accumulated other comprehensive income was as follows:

March 31,
2008

Unrealized gain on available-for-sale securities, net of tax	$391,760

Total accumulated other comprehensive income	$391,760

The components of comprehensive loss for the three months ended March 31, 2008 and 2007 were as follows:

	March 31,	March 31,
	2008	2007

Net loss	$(915,670)	$(912,373)
Unrealized gain on securities, net of tax	391,760	—

Total comprehensive loss	$(523,910)	$(912,373)

14.           SEGMENT INFORMATION

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

Prior to the sale of the Fire business in May 2007, Fire had been reported as a separate segment. Prior periods presented have been recast accordingly to reflect these operations as discontinued. Geographically, North American sales accounted for approximately 96% and 100% of the Company’s total sales for the three months ended March 31, 2008 and 2007.

Summarized financial information concerning our reportable segments is shown in the following table:

	Three Months Ended March 31,
	2008	2007

Revenue:
Law	$2,187,799	$2,597,672
Biometrics	352,619	117,568
Consolidated Revenue	$2,540,418	$2,715,240
Segment operating loss
Law	(698,802)	(1,047,276)
Biometrics	(238,384)	(624,536)
Total Segment Operating Loss	(937,186)	(1,671,812)
Reconciliation to net loss
Derivative and warrant fair value adjustments	30,741	829,369
Interest income	899	—
Interest expense	(10,124)	(538,517)
Other expense	—	(5,902)
Net loss from continuing operations	(915,670)	(1,386,862)
Income from discontinued operations	—	474,489
Net loss	$(915,670)	$(912,373)

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

The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The periods from 2004-2007 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax risk beyond the preceding discussion. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalty associated with any unrecognized tax benefits, nor was any significant interest expense recognized during the three months ended March 31, 2008 and 2007.

16.           SUBSEQUENT EVENT

As part of the sale of the Company’s Fire Segment to  ZOLL on May 22, 2007, $400,000 was placed in escrow.  At March 31, 2008, the remaining escrow balance was $153,994.  On April 28, 2008, the Company settled all outstanding claims related to the Fire Segment for $50,000 and the remaining escrow balance was released to the Company.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

The information contained in this Report on Form 10-Q and in other public statements by the Company and Company officers include or may contain certain forward-looking statements. All statements other than statements of historical facts contained in this Report on Form 10-Q, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in the forward-looking statements are reasonable, we cannot be sure that they will be achieved. Actual results may differ materially from the forward-looking statements contained herein due to a number of factors.

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

On May 22, 2007, BIO-key completed a transaction with ZOLL Data Systems, Inc. (“ZOLL”), a subsidiary of ZOLL Medical Corporation, in which ZOLL acquired substantially all of the assets related to the Company’s Fire/EMS Services division.

CRITICAL ACCOUNTING POLICIES

For detailed information on our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and in our Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2007.  There have been no material changes to our critical accounting policies and estimates from those disclosed in our 10-KSB filed on March 26, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157) which is effective for calendar year companies on January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. Management has adopted SFAS 157.  The adoption of SFAS 157 had no impact on the Company’s financial condition and results of operations.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which is effective for calendar year companies on January 1, 2008. The statement allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. The adoption of SFAS 159 had no impact on the Company’s financial condition and results of operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 AS COMPARED TO MARCH 31, 2007

INTRODUCTION

Over the past few years, the Company has integrated the products, operations and technology acquired from PSG and AMG and restructured its operations into three business segments: Biometrics, Law Enforcement and Fire Safety, the last of which was sold in May 2007 to ZOLL. Our Biometrics and Law Enforcement segments are headed by a General Manager and are organized to quickly respond to market needs as well as to drive down costs to achieve profitability.

A detailed analysis of both segments can be found below.

Consolidated Results of Operations - Percent Trend

	Three Months Ended March 31,
	2008	2007
Revenues
Services	68%	69%
License fees and other	32%	31%
	100%	100%
Costs and other expenses
Cost of services	14%	17%
Cost of license fees and other	4%	1%
	18%	18%
Gross Profit	82%	82%

Operating expenses
Selling, general and administrative	70%	94%
Research, development and engineering	49%	50%
	119%	144%
Operating loss	-37%	-62%

Other income (deductions)
Total other income (deductions)	1%	11%
Net Loss from continuing operations	-36%	-51%
Net Income (Loss) from discontinued operations	0%	17%
Net Loss	-36%	-34%

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

	Three months ended
	March 31,
	2008	2007	$ Change	% Change
Revenues
Law Enforcement
Service	$1,684,155	$1,853,334	$(169,179)	-9%
License & other	503,644	744,338	(240,694)	-32%
	2,187,799	2,597,672	(409,873)	-16%
Biometrics
Service	33,115	21,842	11,273	52%
License & other	319,504	95,726	223,778	234%
	352,619	117,568	235,051	200%

Total Revenue	$2,540,418	$2,715,240	$(174,822)	-6%

Cost of goods sold
Law Enforcement
Service	$337,237	$407,841	$(70,604)	-17%
License & other	54,697	18,635	36,062	194%
	391,934	426,476	(34,542)	-8%
Biometrics
Service	10,348	40,048	(29,700)	-74%
License & other	39,199	12,275	26,924	219%
	49,547	52,323	(2,776)	-5%

Total COGS	$441,481	$478,799	$(37,318)	-8%

Revenues

Law Enforcement

Service revenue for the three months ended March 31, 2008 decreased 9% from the same period in 2007. For the three months ended March 31, 2007, service revenue included $293,000 from a long-term project that the Company had participated in as a subcontractor.  License revenue for the three months ended March 31, 2008 decreased 32% from the same period in 2007. The first quarter of 2007 contained revenue of $244,000 from a new customer.

Biometrics

For the three months ended March 31, 2008, License & other revenue for the Biometrics segment increased 234%.  During the period, the Company recognized revenue on several large commercial orders, as well as from an international voter registration order.  Service revenue increased 52% and was positively impacted by the increase in license orders.

Costs of goods sold

Law Enforcement

Cost of service for the three months ended March 31, 2008 decreased 17% from the same period in 2007 due to a reduction in payroll and benefit costs.

The increase in License & other costs for the first quarter of 2008 is due to the mix of orders containing third-party software.

Biometrics

For the three months ended March 31, 2008, cost of service decreased 74% due to a reduction in payroll and benefit costs.

Costs of License and other for the three months ended March 31, 2008 increased 219% due to an increase in hardware cost and the mix of orders containing third-party software.

Selling, general and administrative

	Three months ended
	March 31,
	2008	2007	$ Change	% Change

Law Enforcement	$1,509,651	$2,161,351	$(651,700)	-30%
Biometrics	279,441	389,944	(110,503)	-28%

Total	$1,789,092	$2,551,295	$(762,203)	-30%

Selling, general and administrative costs for the three months ended March 31, 2008 decreased 30% from the same period in 2007.  The three months ended March 31, 2007 included $426,000 in legal and regulatory costs associated with the failed acquisition of a Canadian company.  Reductions in payroll and benefit costs were also significant contributors to the decrease, offset somewhat by an increase in non-cash compensation charges recognized in accordance with FAS123R.

Research, development and engineering

	Three months ended
	March 31,
	2008	2007	$ Change	% Change

Law Enforcement	$985,016	$1,057,121	$(72,105)	-7%
Biometrics	262,015	299,837	(37,822)	-13%

Total	$1,247,031	$1,356,958	$(109,927)	-8%

Law Enforcement & Biometrics

For the three months ended March 31, 2008, research, development and engineering costs decreased 8% from the same period in 2007 as a result of lower payroll and benefit cost, offset somewhat by an increase in non-cash compensation charges recognized in accordance with FAS123R

Other income and expense

	Three months ended
	March 31,
	2008	2007	$ Change	% Change

Derivative and warrant fair value adjustments	$30,741	$829,369	$(798,628)	-96%
Interest income	899	—	899	n/a
Interest expense	(10,124)	(538,517)	528,393	-98%
Other income (expense)	—	(5,902)	5,902	-100%

Total	$21,516	$284,950	$(263,434)	-92%

For the quarter ended March 31, 2008, derivative and warrant fair value adjustments decreased, when compared to the 2007 period, due to changes in the fair market value of embedded derivatives and detachable warrants issued with convertible debt in 2004 and 2005, as well as additional derivatives recorded as a result of financings in 2006. The fair value of the derivatives will fluctuate based on; our stock price on the valuation date, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate, and the time to maturity of the outstanding debt at different points in time. Stock price is the major driver behind the movement in the Company’s balances. In dollar terms, our stock price decreased less during the 2008 period when compared to the 2007 period, reducing the extent of the movement in value of the derivatives and warrants, and creating less substantial non-cash income.

For the quarter ended March 31, 2008, the decrease in interest expense was attributable to repayment of all of the Company’s senior and subordinated debt obligations in May 2007.  Interest expense includes actual cash paid for interest as well as non-cash interest charges for the amortization of debt discounts, deferred charges, and deferred rent.

DISCONTINUED OPERATIONS

On May 22, 2007, we completed the sale of our Fire/EMS Services division for $7 million, amounting to a net gain to the Company of approximately $4 million. This business had previously been reported as a separate segment in our financial statements. For the quarter ended March 31, 2007, $0.5 million of operating income, net of tax, was reflected as discontinued operations in the accompanying consolidated statements of operations.  Net sales associated with the discontinued operations were $1.2 million for the 2007 period. See “Note 3 – Discontinued Operations” for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during the three months ended March 31, 2008 was approximately $320,000. The cash used for operating activities of continuing operations was primarily due to the following items:

•              Positive cash flows related to a decrease in accounts receivable of approximately $743,000, partially offset by a decrease in deferred revenue of approximately $297,000,

•     Negative cash flows from a decrease in accounts payable and accrued expenses of approximately $151,000 due to the timing of payments.

The following non-cash items reflected in the Company’s statement of operations are used to reconcile the net loss to the net cash used in operating activities during the period ended March 31, 2008:

•     The Company issued notes in 2004, 2005 and 2006 and preferred stock in 2006, all of which contained embedded derivatives, and associated warrants. In 2008, the Company recognized gains of approximately $31,000 related to the decrease in value of the derivatives and associated warrants. The decrease in value is driven mainly by the decline in value of the underlying BIO-key stock.

•     The Company recorded approximately $184,000 of charges in 2008 for the expense of amortizing intangible assets.

•    The Company recorded approximately $267,000 of charges in 2008 for the expense of issuing options to employees for services.

Working capital deficit at March 31, 2008 was approximately $6,262,000 as compared to a deficit of approximately $5,796,000 at December 31, 2007, the deterioration was driven mainly by the Company’s use of funds to direct current operations.

Since January 7, 1993 (date of inception), our capital needs have been principally met through proceeds from the sale of equity and debt securities.

We do not expect any material capital expenditures during the next twelve months.

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Liquidity outlook

At March 31, 2008, our total of cash and cash equivalents was $639,110, as compared to $964,774 at December 31, 2007. The total excludes $153,994 of restricted cash, which is, at March 31, 2008, was being held in escrow in accordance with the settlement of the Fire/EMS business proceeds from ZOLL. On April 28, 2008, the Company settled all outstanding claims related to the Fire Segment for $50,000 and the remaining escrow balance was released to the Company.

As discussed above, the Company has financed itself through access to the capital markets by issuing convertible debt securities, convertible preferred stock and common stock. We currently require approximately $950,000 per month to conduct our operations. During the first three months of the 2008 year, we generated approximately $2,540,000 of revenue. While the Company expects to increase revenue through the remainder of 2008, there can be no assurance that we will achieve that goal.

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

During the three months ended March 31, 2008, the Company received an invoice of approximately $2,300,000 from a vendor that had been a subcontractor on a long term project for which the Company was the prime contractor.  This amount had previously been recorded as an Accrued Liability and has now been moved to Accounts Payable.  The Company is currently negotiating with the vendor to develop a payment plan to satisfy this obligation.

Due to several factors, including our history of losses and limited revenue, our former and current independent auditors have included an explanatory paragraph in opinions they have previously issued related to our annual financial statements as to the substantial doubt about our ability to continue as a going concern. Our long-term viability and growth will depend upon the successful commercialization of our technologies and our ability to obtain adequate financing. To the extent that we require such additional financing, no assurance can be given that any form of additional financing will be available on terms acceptable to us, that adequate financing will be obtained to meet our needs, or that such financing would not be dilutive to existing stockholders. If available financing is insufficient or we fail to continue to generate meaningful revenue, we may be required to further reduce operating expenses, delay the expansion of operations, be unable to pursue merger or acquisition candidates, or continue as a going concern.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2008 was carried out by the Company under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

During the review of the Company’s operating results for the period covered by this report, our CEO and CFO determined that, as of March 31, 2008, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms.  Our management reached this conclusion after identifying our system to capture disclosure items, our internal process of review for account reconciliations, our documentation of internal controls and our internal process for preparing our quarterly report on Form 10-Q for the quarterly period ended March 31, 2008 as being adequate to provide such assurance.

Changes in Internal Control Over Financial Reporting.

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-Key International, Inc.

Dated: May 15, 2008	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer

Dated: May 15, 2008	/s/ Francis J. Cusick
Francis J. Cusick
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1(1)	Certificate of CEO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2 (1)	Certificate of CFO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1(1)	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350

32.2 (1)	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

(1)    Filed herewith