Form 10-Q
period 2008-06-30
BIO KEY INTERNATIONAL INC
filed 2008-08-12
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes  ☐  No  ☒

Number of shares of Common Stock outstanding as of August 4, 2008 were 64,144,844, par value $.0001 per share.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

BIO-KEY INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$624,237	$964,774
Restricted cash	—	153,094
Accounts receivable, net of allowance for doubtful accounts of $112,400 at June 30, 2008 and $113,771 December 31, 2007	1,450,980	2,129,797
Costs and earnings in excess of billings on uncompleted contracts	65,705	233,805
Inventory	38,318	4,879
Investments	276,013	—
Prepaid expenses	79,340	119,068
Total current assets	2,534,593	3,605,417
Equipment and leasehold improvements, net	113,376	177,282
Deposits and other assets	487,815	487,815
Intangible assets—less accumulated amortization	955,557	1,324,269
Goodwill	7,836,986	7,836,986
Total non-current assets	9,393,734	9,826,352
TOTAL ASSETS	$11,928,327	$13,431,769

LIABILITIES
Accounts payable	$3,159,348	$1,162,690
Accrued liabilities	1,276,343	3,401,749
Deferred rent	94,761	367,986
Deferred revenue	3,505,493	4,468,748
Total current liabilities	8,035,945	9,401,173
Warrants	105,052	64,520
Redeemable preferred stock derivatives	11,937	41,295
Deferred revenue	24,331	34,518
Total non-current liabilities	141,320	140,333
TOTAL LIABILITIES	8,177,265	9,541,506

Commitments and contingencies

Series B redeemable convertible preferred stock: authorized, 1,000,000 shares (liquidation preference of $1 per share); issued and outstanding 970,612 shares of $.0001 par value at June 30, 2008 and December 31, 2007	944,580	881,340
Series C redeemable convertible preferred stock: authorized, 600,000 shares (liquidation preference of $10 per share); issued and outstanding 592,032 shares of $.0001 par value at June 30, 2008 and December 31, 2007	6,207,160	5,776,231
	7,151,740	6,657,571

STOCKHOLDERS’ DEFICIT:
Series A convertible preferred stock: authorized, 100,000 shares (liquidation preference of $100 per share); issued and outstanding 30,557 shares of $.0001 par value, at June 30, 2008 and December 31, 2007	3	3
Common stock — authorized, 170,000,000 shares; issued and outstanding; 63,913,383 and 61,153,202 of $.0001 par value at June 30, 2008 and December 31, 2007, respectively	6,391	6,115
Additional paid-in capital	51,964,349	52,126,595
Accumulated other comprehensive income	276,013	—
Accumulated deficit	(55,647,434)	(54,900,021)
TOTAL STOCKHOLDERS’ DEFICIT	(3,400,678)	(2,767,308)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,928,327	$13,431,769

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Revenues
Services	$1,828,345	$1,697,467	$3,545,615	$3,572,643
License fees and other	1,751,608	765,392	2,574,756	1,605,456
	3,579,953	2,462,859	6,120,371	5,178,099
Costs and other expenses
Cost of services	288,748	399,580	636,333	847,469
Cost of license fees and other	132,430	63,692	226,326	94,603
	421,178	463,272	862,659	942,072
Gross Profit	3,158,775	1,999,587	5,257,712	4,236,027

Operating Expenses
Selling, general and administrative	1,695,306	2,212,481	3,484,398	4,763,776
Research, development and engineering	1,164,217	1,319,982	2,411,248	2,676,940
	2,859,523	3,532,463	5,895,646	7,440,716
Operating Profit (loss)	299,252	(1,532,876)	(637,934)	(3,204,689)
Other income (deductions)
Derivative and warrant fair value adjustments	(41,915)	(158,916)	(11,174)	670,452
Interest income	399	1,331	1,298	1,331
Interest expense	(7,884)	(260,801)	(18,007)	(799,317)
Loss on extinguishment of debt	—	(403,940)	—	(403,940)
Other	(16,142)	(18,000)	(16,142)	(23,902)
	(65,542)	(840,326)	(44,025)	(555,376)
Income (loss) from continuing operations	233,710	(2,373,202)	(681,959)	(3,760,065)
Income (loss) from discontinued operations	(65,454)	(34,385)	(65,454)	440,105
Gain on disposal of discontinued operations, net of expected tax of $0.	—	4,070,859	—	4,070,859
Net Income (loss)	$168,256	$1,663,272	$(747,413)	$750,899

Basic and Diluted Earnings per Common Share:
Income (loss) from continuing operations	$0.00	$(0.05)	$(0.03)	$(0.08)
Income (loss) from discontinued operations	0.00	0.00	0.00	0.01
Gain on disposal of discontinued operations	0.00	0.07	0.00	0.07
Net income (loss)	$0.00	$0.02	$(0.03)	$0.00

Weighted Average Shares Outstanding:
Basic	63,180,281	58,067,198	62,483,507	57,354,818
Diluted	63,180,281	58,067,198	62,483,507	57,354,818

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (loss)	$(747,413)	$750,899
Less:
(Income) loss from discontinued operations	65,454	(440,105)
Gain on disposal of discontinued operations	—	(4,070,859)
Loss from continuing operations	(681,959)	(3,760,065)
Adjustments to reconcile net loss to cash used in operating activities:
Derivative and warrant fair value adjustments	11,174	(670,452)
Loss on extinguishment of debt	—	403,003
Depreciation	68,745	129,851
Amortization
Intangible assets	368,712	368,033
Deferred financing costs	—	83,871
Discounts on convertible debt related to warrants and beneficial conversion features	—	360,245
Allowance for doubtful receivables	(1,371)	(9,127)
Deferred rent	(273,225)	(242,473)
Fair market value adjustment on equity issuance and warrant modification	—	124,999
Share-based compensation	332,201	388,984
Change in assets and liabilities:
Accounts receivable trade	680,188	1,424,602
Costs and earnings in excess of billings on uncompleted contracts	168,100	2,591
Inventory	(33,439)	(3,271)
Prepaid expenses and other	39,728	35,367
Accounts payable	1,996,658	(172,840)
Billings in excess of costs and earnings on uncompleted contracts	—	(2,680)
Accrued liabilities	(2,125,406)	(354,171)
Deferred revenue	(973,442)	(908,026)
Net cash used for continuing operations	(423,336)	(2,801,559)
Net cash provided by (used for) discontinued operations	(15,454)	574,768
Net cash used for operating activities	(438,790)	(2,226,791)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,371)	(44,575)
Deposits	—	312,539
Proceeds from the sale of the Fire business	—	7,000,000
Transfer of funds from (to) restricted cash	153,094	(401,331)
Proceeds from sale of Assets	10,530	—
Patent costs	—	(19,109)
Net cash provided by continuing operations	148,253	6,847,524
Net cash used for discontinued operations	(50,000)	(7,615)
Net cash provided by investing activities	98,253	6,839,909
CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of long term obligations	—	(4,661,958)
Net cash used for continuing operations	—	(4,661,958)
Net cash used for discontinued operations	—	—
Net cash used for financing activities	—	(4,661,958)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(340,537)	(48,840)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	964,774	627,167
CASH AND CASH EQUIVALENTS, END OF PERIOD	$624,237	$578,327

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2008	2007

Cash paid for:
Interest	—	370,090

Noncash Investing and Financing Activities:
Conversion of convertible notes and related obligations, net of discount, and accrued interest into common stock	—	772,764
Issuance of common stock through conversion of principal and dividends outstanding on preferred stock	342,349	777,870

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 (Unaudited)

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The balance sheet at December 31, 2007 was derived from the audited financial statements, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. It is suggested that these unaudited interim consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 (the “Form 10-KSB”).

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which is effective for calendar year companies on January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The adoption of SFAS 157 had no impact on the Company’s financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (SFAS 159), which is effective for calendar year companies on January 1, 2008. This Statement allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. The adoption of SFAS 159 had no impact on the Company’s financial condition and results of operations.

In December 2007, the SEC issued SAB No. 110.  SAB 110 allows for the continued use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS 123 (revised 2004).  Originally the SEC staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007.  Accordingly, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.  The Company will continue to use of the simplified method for determining the value of options granted as allowed by SAB 110.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)) which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) are applicable to business combinations consummated on or after December 15, 2008 with early adoption prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”  (SFAS No. 160) which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years. The Company does not currently have any noncontrolling interests.

Reclassifications

Certain amounts in the 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation. These reclassifications had no effect on the previously reported net loss or stockholders’ deficit.

2.                LIQUIDITY AND CAPITAL RESOURCE MATTERS

We have only recently begun to generate significant revenues and have incurred significant losses to date, and at June 30, 2008, we had an accumulated deficit of approximately $56 million. In addition, broad commercial acceptance of our technology is critical to the Company’s success and ability to generate future revenues.

If the Company is unable to generate sufficient revenue to meet our goals, we will need to obtain additional third-party financing to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. No assurance can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained by the Company in order to meet its needs, or that such financing would not be dilutive to existing shareholders

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern, and assumes continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The matters described in the preceding paragraphs raise substantial doubt about the Company’s ability to continue as a going concern. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon the Company’s ability to meet its financing requirements on a continuing basis and become profitable in its future operations. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

During the quarter ended September 30, 2007, $250,000 of the escrow balance was released to ZOLL. The remaining escrow balance was remitted to the Company May 6, 2008.  From the remaining balance, $50,000 was paid as a settlement of a customer claim associated with the discontinued Fire business, and $15,454 was paid as related professional fees to settle the claim which resulted in the $65,454 loss .

Prior to the sale, Fire had been reported as a separate segment. The Company sold its Fire operating segment to better focus on its core lines of business. The Fire business has been reported as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and all periods presented have been recast accordingly to reflect these operations as discontinued.

Revenues and net income (loss) for the Fire Segment for the three and six month periods ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues	$—	389,489	$—	1,546,746
Net income (loss)	(65,454)	(34,385)	(65,454)	440,105

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

The compensation expense recognized under SFAS 123R increased the Company’s loss from continuing operations by $65,408 and $168,007 with no effect per share (basic and diluted) for the three months ended June 30, 2008 and 2007 respectively, and $332,201 and $388,984 with a $0.01 effect per share (basic and diluted), for the six months ended June 30, 2008 and 2007 respectively.

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited condensed interim consolidated statements of operations:

	Three Months Ended June 30,	Three Months Ended June 30,
	2008	2007

Cost of services	$2,666	$4,507
Selling, general and administrative	47,749	126,879
Research, development and engineering	14,993	36,621
	$65,408	$168,007

	Six Months Ended June 30,	Six Months Ended June 30,
	2008	2007

Cost of services	$13,639	$9,477
Selling, general and administrative	232,934	298,198
Research, development and engineering	85,628	81,309
	$332,201	$388,984

Valuation Assumptions for Stock Options

For the three months ended June 30, 2008 and 2007, 564,272 and 64,000 stock options were granted, respectively. For the six months ended June 30, 2008 and 2007, 564,272 and 153,000 stock options were granted, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,
	2008	2007
Risk free interest rate	2.95-3.72%	4.58%
Expected life of options (in years)	4.5	4.5
Expected dividends	0%	0%
Volatility of stock price	88%	86%

	Six Months Ended June 30,
	2008	2007
Risk free interest rate	2.95-3.72%	4.58-4.68%
Expected life of options (in years)	4.5	4.5
Expected dividends	0%	0%
Volatility of stock price	88%	86-87%

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

  Stock Option Activity

The following table summarizes stock option activity for the six months ended June 30, 2008:

	Number of Options					Weighted average exercise	Weighted average remaining life	Aggregate intrinsic
	1996 Plan	1999 Plan	2004 Plan	Non Plan	Total	price	(in years)	value
Outstanding, as of December 31, 2007	80,000	805,000	2,221,415	3,943,000	7,049,415	$0.85

Granted	—	—	564,272	—	564,272	0.11
Exercised	—	—	—	—	—	—
Forfeited	—	—	(31,002)	—	(31,002)	0.51
Expired	—	—	(87,078)	(48,000)	(135,078)	2.83
Outstanding, as of June 30, 2008	80,000	805,000	2,667,607	3,895,000	7,447,607	0.76	3.44	$21,831
Vested or expected to vest at June 30, 2008					7,289,616	0.77	3.38	$18,796
Exercisable at June 30, 2008					6,765,401	0.80	3.21	$11,091

The options outstanding and exercisable at June 30, 2008 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)	Number exercisable	Weighted average exercise price
$0.11-0.21	631,272	$0.12	6.72	293,937	$0.19
0.22-0.40	871,000	0.33	1.45	837,330	0.33
0.41-0.68	2,090,666	0.56	2.91	1,779,465	0.55
0.69-1.11	2,183,169	0.90	4.13	2,183,169	0.97
1.12-1.62	1,671,500	1.30	2.98	1,671,500	1.44
$0.11-1.62	7,447,607			6,765,401

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.15 as of June 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2008 was 564,272.

The weighted average fair value of options, as determined under SFAS No.123R, granted during the three months ended June 30, 2008 and June 30, 2007 was $0.07 and $0.14 per share, respectively, and during the six months ended June 30, 2008 and June 30, 2007 was $0.07 and $0.19 per share, respectively.

As of June 30, 2008 future compensation cost related to nonvested stock options is approximately $127,925 and will be recognized over an estimated weighted average period of approximately 1.26 years.

5.                EARNINGS (LOSS) PER SHARE COMMON STOCK (“EPS”)

The Company’s basic EPS is calculated using net income (loss) available to common shareholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes and preferred stock. For the three and six months ended June 30, 2008 and 2007, diluted per share computations are not presented since this effect would be antidilutive.

The reconciliation of the numerators of the basic and diluted EPS calculations was as follows for both of the following three and six month periods ended June 30:

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007

Numerator:

Income (loss) from continuing operations	$233,710	$(2,373,202)	$(681,959)	$(3,760,065)
Convertible preferred stock dividends and accretion	(470,893)	(471,518)	(941,786)	(942,907)
Income (loss) available to common stockholders (basic EPS)	$(237,183)	$(2,844,720)	$(1,623,745)	$(4,702,972)

Weighted-average shares used to compute diluted EPS	63,180,281	58,067,198	62,483,507	57,354,818

The following table summarizes the potential weighted average shares of common stock that were excluded from the diluted per share calculation, because the effect of including these potential shares was antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Preferred Stock	33,155,440	19,926,204	33,155,440	19,939,051
Convertible Debt	—	4,906,320	—	6,852,234
Stock Options	564,272	6,284	564,272	18,485

Potentially dilutive securities	33,719,712	24,838,808	33,719,712	26,809,770

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Stock options	6,883,335	7,587,405	6,883,335	7,587,405
Warrants	10,566,375	10,566,375	10,566,375	10,566,375

Total	17,449,710	18,153,780	17,449,710	18,153,780

6.                EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following:

	June 30,	December 31,
	2008	2007

Equipment	$533,029	$517,658
Furniture and fixtures	148,494	187,984
Software	136,355	136,355
Leasehold improvements	198,889	198,889
	1,016,767	1,040,886

Less accumulated depreciation and amortization	(903,391)	(863,604)

Total	$113,376	$177,282

7.                GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill resulted from the acquisition of Public Safety Group, Inc. and certain assets and assumed liabilities of the Mobile Government Division of Aether Systems, Inc. in 2004. As provided by SFAS No. 142, the Company has elected to perform the annual assessment of the carrying value of all goodwill as of September 30th  of each year using a number of criteria, including the value of the overall enterprise. Impairment charges from existing operations or other acquisitions, if any, are reflected as an operating expense in the statement of operations.  As of June 30, 2008 goodwill totaled $7,836,986.

Other intangible assets as of June 30, 2008 consisted of the following:

	June 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Copyrighted software	$1,181,429	$(1,004,215)	$177,214	$1,181,429	$(886,071)	$295,358
Customer relationships	617,271	(462,953)	154,318	617,271	(401,225)	216,046
Trademarks	807,872	(643,885)	163,987	807,872	(563,099)	244,773
Developed technology	434,353	(325,765)	108,588	434,353	(282,330)	152,023
Marketing agreements	605,340	(514,539)	90,801	605,340	(454,005)	151,335
Patents and patents pending	298,059	(37,410)	260,649	298,059	(33,325)	264,734

Total	$3,944,324	$(2,988,767)	$955,557	$3,944,324	$(2,620,055)	$1,324,269

Aggregate amortization expense for the three months ended June 30, 2008 and 2007, was $184,379 and $185,521 respectively, and was $368,712 and $368,033 for the six months ended June 30, 2008 and 2007 respectively.

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

The following table summarizes our investment at June 30, 2008 and December 31, 2007. The investment is classified within current assets in the balance sheet. Fair value for publicly-traded available-for-sale investments is determined based upon quoted prices. Fair value is not readily available for privately-held investments.

	June 30, 2008		December 31, 2007
	Cost	Fair Value	Cost	Fair Value

Available-for-sale security	$—	$276,013	$—	$—

Balance as of June 30, 2008	$—	$276,013	$—	$—

Unrealized gain on the available-for-sale security was $276,013 at June 30, 2008.

9.             CONVERTIBLE DEBT FINANCING / WARRANTS

Long-term obligations consisted of the following as of:

	June 30,	December 31,
	2008	2007
2004
FMV of warrants	$23,395	$11,663
2005
FMV of warrants	52,730	34,644
2006
FMV of warrants	28,927	18,213
Total	$105,052	$64,520

Senior Convertible Term Notes

2004 and 2005 Senior Notes

On September 29, 2004, the Company entered into a Securities Purchase Agreement (the “2004 Senior Purchase Agreement”) with Laurus Master Fund, Ltd. (“Laurus”) to issue secured convertible term notes in the aggregate principal amount of $5,050,000.  On June 8, 2005, we entered into a second Securities Purchase Agreement (the “2005 Senior Purchase Agreement”) with Laurus.

On May 22, 2007, the Company used approximately $4,300,000 of the net cash proceeds received in connection with the sale of the Fire Segment (see Note 3) to repay in full its obligations to Laurus under the 2004 and 2005 Senior Notes.

The account balance shown represents the fair market value of warrants issued in conjunction with debt offerings undertaken from the 2004 to 2006 fiscal years. The Warrants are classified as liabilities and were valued as of June 30, 2008, using the Black Scholes Option Pricing model with the following assumptions: dividend yield of 0%; annual volatility of 91% to 108% and risk-free interest rate of 2.4% to 2.8%.

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

Following the repayment of the 2004 and 2005 Senior Notes on May 22, 2007, the value of the embedded derivatives and amortized discounts related to the Notes were written off to Loss on Extinguishment of Debt.

10.                                 ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2008	2007

Contract costs not yet invoiced by vendors	$91,888	$2,185,610
Compensation	94,733	140,314
Compensated absences	395,237	367,731
Royalties	347,570	371,158
Interest	176,083	176,083
Other	170,832	160,853

Total	$1,276,343	$3,401,749

11.                                           REDEEMABLE PREFERRED STOCK

Series B Convertible Preferred Stock

The Company issued 1,000,000 shares of redeemable Series B Convertible Preferred Stock on February 23, 2006, upon the conversion of certain convertible term notes. Each share of Series B Preferred Stock has an Original Issue Price of $1.00 per share. The holder has the option to redeem the shares of Series B Preferred Stock at any time for a number of shares of the Company’s common stock equal to the Original Issue Price plus accumulated and unpaid dividends divided by the fixed conversion price of $0.30 per share of Common. The conversion price is subject to adjustment if common stock is issued by the Company subsequent to the original issue date of the Series B Preferred Stock, except for other conversions, options, warrants, dividends paid in stock or pursuant to an acquisition by the Company, at a price less than the conversion price. Mandatory conversion of all Series B shares will be automatic if, for the 30 trading days prior to January 1, 2009, the average closing bid price for one share of common stock is at least $1.10. The shares shall be converted at the conversion price then in effect. If the average bid price for the 30 trading days prior to January 1, 2009 per common share is less than $1.10 the Company shall mandatorily redeem all remaining outstanding Series B Preferred Stock by paying cash equal to $1.00 per share with all accrued and unpaid dividends.  The Company may, at its election, redeem any or all of the remaining outstanding Series B shares in cash at a conversion price equal to $1.20 per share, together with all accrued and unpaid dividends upon giving 30 day notice. Holders of the Series B Preferred Stock are entitled to cumulative, prior and in preference to holders of common stock dividends equal to 15% per annum of the Original Purchase Price still outstanding, payable quarterly. In any liquidation of the Company, each share of Preferred Stock is entitled to a liquidation preference on a pari passu basis with the Series A and Series C Preferred Stock before any distribution may be made on the Company’s common stock.

As of June 30, 2008, 1,000,000 shares of Series B Preferred Stock were authorized, 970,612 of which were issued and outstanding, at a par value of $0.0001 and a liquidation preference of $1.00 with accumulated dividends in arrears of $36,802, which have been accreted to the principal balance of the Series B preferred stock.

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

As of June 30, 2008 the derivatives were valued at $1,811.  Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 15%; annual volatility of 49%; and risk free annual interest rate of 2.17% as well as probability analysis related to trading volume restrictions.

An amount equal to the original value of the derivatives was recorded as a discount to the Preferred Stock.  The discount is being accreted to the principal balance of the Preferred Stock, using the effective interest method, over the expected term of the Preferred Stock.  At June 30, 2008, the unamortized discount on the Preferred Stock was $63,240.

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

As of June 30, 2008, 600,000 Shares of Series C Preferred Stock were authorized, 592,032 of which were issued and outstanding, at a par value of $0.0001 and a liquidation preference of $10.00 with accumulated dividends in arrears of $532,219, which have been accreted to the principal balance of the Series C Preferred Stock.

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

As of June 30, 2008 the derivatives were valued at $10,126.  Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 15%; annual volatility of 49%; and risk free annual interest rate of 2.17% as well as probability analysis related to trading volume restrictions.

An amount equal to the original value of the derivatives was recorded as a discount to the Preferred Stock.   The discount is being accreted to the principal balance of the Preferred Stock, using the effective interest method, over the expected term of the Preferred Stock.  At June 30, 2008, the unamortized discount on the Preferred Stock was $224,722.

Together with the above transaction, the terms of certain warrants held by the Company’s investment bankers and their associates were modified. The incremental value of the modification was calculated to be $110,453, and was allocated against the proceeds of the Series C Convertible Preferred Stock as a cost of financing, and is being accreted to the principal balance of the Preferred Stock, using the effective interest method, over the expected term of the term of the Preferred Stock.  At June 30, 2008, the net amount remaining to be accreted was $23,123.

12.                                           STOCKHOLDERS EQUITY

Common Stock

The Company is authorized to issue 170,000,000 shares of common stock, $.0001 par value per share, of which 63,913,383 were outstanding as of June 30, 2008.

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

During the three months and the six months ended June 30, 2008, preferred stockholders converted accumulated dividends of $171,705 into 1,402,211 shares and accumulated dividends of $342,349 into 2,760,181 shares of the Company’s common stock respectively.

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

In March 2004, we designated 100,000 shares of preferred stock as Series C Convertible Preferred Stock. In connection with the Company’s reincorporation in Delaware on January 1, 2005, each share of Series C Convertible Preferred Stock was automatically converted into one share of Series A Convertible Preferred Stock (the “Series A Shares”), of which 30,557 were issued and outstanding June 30, 2008.

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

As of June 30, 2008, cumulative dividends in arrears related to the Series A preferred stock were approximately $352,091, which have been accreted to the principal balance of the Series A preferred stock.

Warrants

The Company has issued warrants to certain creditors, investors, investment bankers and consultants. A summary of warrant activity is as follows:

	Total Warrants	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value
Outstanding, as of December 31, 2007	10,566,375	$0.95

Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding, as of June 30, 2008	10,566,375	0.95	1.52	$—
Vested or expected to vest at June 30, 2008	10,566,375	0.95	1.52	—
Exercisable at June 30, 2008	10,566,375	0.95	1.52	—

The warrants outstanding and exercisable at June 30, 2008 were in the following exercise price ranges:

	Warrants outstanding and Exercisable
Range of exercise prices	Number of warrants	Weighted average remaining life (in years)

$0.30	2,798,014	2.61
0.75	533,333	3.11
0.97	150,000	1.04
1.00	2,655,552	1.37
1.35	4,429,476.75
	10,566,375

As part of sale of the Fire business to ZOLL, and repayment of the Company’s convertible debt, both in May 2007, the exercise price of certain warrants was adjusted to $0.30 per share.  The incremental fair value of the modification of $33,817 was allocated to interest expense as a cost of financing.

13.              COMPREHENSIVE LOSS

The component of accumulated other comprehensive income was as follows:

June 30,
2008

Unrealized gain on available-for-sale securities, net of tax	$276,013

Total accumulated other comprehensive income	$276,013

The components of comprehensive income (loss) for the six months ended June 30, 2008 and 2007 were as follows:

	June 30,	June 30,
	2008	2007

Net Profit (loss)	$(747,413)	$750,899
Unrealized gain on securities, net of tax	276,013	—

Total comprehensive income (loss)	$(471,400)	$750,899

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

Prior to the sale of the Fire business in May 2007, Fire had been reported as a separate segment.  Prior periods presented have been recast accordingly to reflect these operations as discontinued.  Geographically, North American sales accounted for approximately 99% and 100% of the Company’s total sales for the three month periods and 98% and 100% for the six month periods ended June 30, 2008 and 2007 respectively.

Summarized financial information concerning our reportable segments is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenue:
Law	$2,358,677	$2,309,407	$4,546,476	$4,907,078
Biometrics	1,221,276	153,452	1,573,895	271,021
Consolidated Revenue	$3,579,953	$2,462,859	$6,120,371	$5,178,099
Segment operating profit/(loss)
Law	(319,600)	(998,399)	(1,018,402)	(2,045,676)
Biometrics	618,852	(534,477)	380,468	(1,159,013)
Total Segment Operating Income (Loss)	299,252	(1,532,876)	(637,934)	(3,204,689)
Reconciliation to net loss
Derivative and warrant fair value adjustments	(41,915)	(158,916)	(11,174)	670,452
Interest income	399	1,331	1,298	1,331
Interest expense	(7,884)	(260,801)	(18,007)	(799,317)
Loss on extinguishment of debt	—	(403,940)	—	(403,940)
Other expense	(16,142)	(18,000)	(16,142)	(23,902)
Net income (loss) from continuing operations	233,710	(2,373,202)	(681,959)	(3,760,065)
Income (loss) from discontinued operations	(65,454)	(34,385)	(65,454)	440,105
Gain on disposal of discontinued operations	—	4,070,859	—	4,070,859
Net income (loss)	$168,256	$1,663,272	$(747,413)	$750,899

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

The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The periods from 2004-2007 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax risk beyond the preceding discussion. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and six months ended June 30, 2008 and 2007.

16.                                SUBSEQUENT EVENTS

On July 28, 2008, the Company entered into an Office Lease Agreement, effective as of June 30, 2008 (the “Lease”), with a new landlord (the “Landlord”) to lease office space located at 300 Nickerson Road, Marlborough, Massachusetts and consisting of approximately 14,907 square feet.  Since September 20, 2004, the Company has subleased approximately 38,000 square feet of space at this location pursuant to a Sublease (the “Sublease”) as subtenant.  The Sublease will expire in accordance with its terms on August 31, 2008.  The term of the Lease will commence on September 1, 2008 and will end on August 31, 2011.  Under the Lease, the Company will be required to make monthly rental payments of $20,250.from September 1, 2008 through August 31, 2009, $26,398 from September 1, 2009 through August 31, 2010 and $27,640 from September 1, 2010 through August 31, 2011.  The Lease also provides for the payment of certain additional rent to the Landlord for certain operating expenses and taxes.  Upon execution of the Lease, the Company delivered a security deposit to the Landlord in the form of an irrevocable letter of credit in the amount of $40,500.

Also on July 28, 2008, the Company entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with a vendor in order to resolve all matters relating to invoices totaling approximately $2,350,000 that the Company received in January 2008 for materials that had been delivered by the vendor, as a subcontractor on a long-term project for which the Company had served as the prime contractor.  Pursuant to the Settlement Agreement, the parties agreed to a payment schedule under which the Company will be required to satisfy this outstanding balance, plus interest at seven percent (7%) per annum on the unpaid portion of the balance, in full on or before June 1, 2009.  In return, the vendor agreed to forbear from exercising any of its rights and remedies against the Company with respect to these amounts so long as the Company remains in compliance with its obligations under of the Settlement Agreement.

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

OVERVIEW

BIO-key develops and delivers advanced identification solutions and information services to customers in both the private sector and government, including law enforcement departments, and public safety agencies. Our high-performance, yet easy-to-deploy biometric finger identification technology accurately identifies and authenticates users of wireless and enterprise data, improving security, convenience and privacy while reducing identity theft. Our mobile wireless technology provides first responders with critical, reliable, real-time data and images from local, state and national databases. Today, over 750 police departments in North America depend on BIO-key solutions, making us one of the leading supplier of mobile and wireless solutions for public safety worldwide

On March 30, 2004, BIO-key acquired Public Safety Group, Inc. (PSG), a privately held company that was a leader in wireless solutions for law enforcement and public safety markets. PSG’s primary technology was PocketCop™, a handheld solution that provides mobile police officers, such as detectives who are not typically in their vehicles, a hand-held mobile information software solution.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which is effective for calendar year companies on January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. Management has adopted SFAS 157.  The adoption of SFAS 157 had no impact on the Company’s financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which is effective for calendar year companies on January 1, 2008. The statement allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. The adoption of SFAS 159 had no impact on the Company’s financial condition and results of operations.

In December 2007, the SEC issued SAB No. 110.  SAB 110 allows for the continued use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS 123 (revised 2004).  Originally the SEC staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007.  Accordingly, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.  The Company will continue to use of the simplified method for determining the value of options granted as allowed by SAB 110.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)) which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) are applicable to business combinations consummated on or after December 15, 2008 with early adoption prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”  (SFAS No. 160) which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years. The Company does not currently have any noncontrolling interests.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008

AS COMPARED TO JUNE 30, 2007

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

A detailed analysis of both segments can be found below.

Consolidated Results of Operations - Percent Trend

	Three Months Ended June 30,
	2008	2007

Revenues
Services	51%	69%
License fees and other	49%	31%
	100%	100%
Costs and other expenses
Cost of services	8%	16%
Cost of license fees and other	4%	3%
	12%	19%
Gross Profit	88%	81%

Operating expenses
Selling, general and administrative	47%	90%
Research, development and engineering	33%	53%
	80%	143%
Operating Income (Loss)	8%	-62%

Other deductions
Total other deductions	-1%	-34%
Net Income (Loss) from continuing operations	7%	-96%
Net Loss from discontinued operations	-2%	-1%
Gain on disposal of discontinued operations	—	165%
Net Income	5%	68%

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

	Three months ended June 30,
	2008	2007	$ Change	% Change

Revenues
Law Enforcement
Service	$1,781,915	$1,688,112	$93,803	6%
License & other	576,762	621,295	(44,533)	-7%
	2,358,677	2,309,407	49,270	2%
Biometrics
Service	46,430	9,355	37,075	396%
License & other	1,174,846	144,097	1,030,749	715%
	1,221,276	153,452	1,067,824	696%

Total Revenue	$3,579,953	$2,462,859	$1,117,094	45%

Cost of goods sold
Law Enforcement
Service	$270,107	$362,339	$(92,232)	-25%
License & other	103,908	29,588	74,320	251%
	374,015	391,927	(17,912)	-5%
Biometrics
Service	18,641	37,240	(18,599)	-50%
License & other	28,522	34,105	(5,583)	-16%
	47,163	71,345	(24,182)	-34%

Total COGS	$421,178	$463,272	$(42,094)	-9%

Revenues

Law Enforcement

Service revenue for the segment for the three month period ended June 30, 2008 increased by 6% as a result of increased maintenance revenue from new orders.

Although license & other revenue for the three month period ended June 30, 2008 decreased 7% from the same period in 2007, the 2007 revenue included $310,000 from a cash payment that the Company received from a long-term project it had participated in as a subcontractor.   Eliminating the effect of this revenue, license and other revenue for the three month period ended June 30, 2008 increased approximately $265,000 due to the receipt of a $243,000 order from an existing customer.

Biometrics

For the three months ended June 30, 2008, Service revenue increased $37,000 from the same period in 2007 as the Company added new maintenance customers.

License and other revenue for the three months ended June 30, 2008 increased $1,031,000 largely as a result of revenue generated from a new OEM customer, as well as additional license revenue from existing customers.

Costs of goods sold

Law Enforcement

Cost of services for the three months ended June 30, 2008 decreased approximately $92,000 from the same period in 2007 due to lower personnel related expenses.

Cost of licenses for the three months ended June 30, 2008 increased by approximately $74,000 from the same period in 2007 due to an increase in third-party software and royalty costs.

Biometrics

For the three months ended June 30, 2008, cost of services decreased approximately $19,000 from the same period in 2007 due to lower personnel related expenses.  The Company expects these costs will increase in future periods as additional Biometric customers are added.

License and other costs decreased for the three months ended June 30, 2008 from the same period in 2007 by approximately $6,000 as a result of reduced hardware costs

Selling, general and administrative

	Three months ended
	June 30,
	2008	2007	$ Change	% Change

Law Enforcement	$1,413,216	$1,857,826	$(444,610)	-24%
Biometrics	282,090	354,655	(72,565)	-20%

Total	$1,695,306	$2,212,481	$(517,175)	-23%

Law Enforcement & Biometrics

SG&A expenses decreased by 23% for the three months ended June 30, 2008 from the same period in 2007 due to lower personnel related expenses, stock compensation charges and fees for professional services.  The Company expects that SG&A expenses will remain at approximately the same level for the remainder of 2008.

Research, development and engineering

	Three months ended June 30,
	2008	2007	$ Change	% Change

Law Enforcement	$891,047	$1,058,054	$(167,007)	-16%
Biometrics	273,170	261,928	11,242	4%

Total	$1,164,217	$1,319,982	$(155,765)	-12%

Law Enforcement & Biometrics

Research, development and engineering expenses decreased by 12% for the three months ended June 30, 2008 from the same period in the prior year, driven largely by reductions in facilities and personnel related expenses.

Other income and expense

	Three months ended June 30,
	2008	2007	$ Change	% Change

Derivative and warrant fair value adjustments	$(41,915)	$(158,916)	$117,001	-74%
Interest income	399	1,331	(932)	-70%
Interest expense	(7,884)	(260,801)	252,917	-97%
Loss on extinguishment of debt	—	(403,940)	403,940	-100%
Other income (expense)	(16,142)	(18,000)	1,858	-10%

Total	$(65,542)	$(840,326)	$774,784	-92%

For the quarter ended June 30, 2008, derivative and warrant fair value adjustments increased, when compared to the 2007 period, due to changes in the fair market value of embedded derivatives and detachable warrants issued with convertible debt issued in 2004 and 2005, as well as additional derivatives recorded as a result of financings in 2006. The fair value of the derivatives will fluctuate based on our stock price on the valuation date, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate and the time to maturity of the outstanding instruments at different points in time.

For the quarter ended June 30, 2008, interest expense decreased  $253,000 as compared to the same quarter in 2007.  The decrease was attributable the repayment of all debt in May 2007.  Interest expense includes actual cash paid for interest as well as non-cash charges for amortization of debt discounts and deferred charges.

The balance of unamortized debt discounts, deferred financing charges, and derivatives with respect to the 2004 and 2005 financings were extinguished as part of the May 2007 debt repayment.  The changes represented non-cash income and expense charges to the statement of operations, and were classified as loss on extinguishment of debt. There was no extinguishment of debt for the quarter ended June 30, 2008.

SIX MONTHS ENDED JUNE 30, 2008 AS COMPARED TO JUNE 30, 2007

Consolidated Results of Operations - Percent Trend

	Six Months Ended June 30,
	2008	2007
Revenues
Services	58%	69%
License fees and other	42%	31%
	100%	100%
Costs and other expenses
Cost of services	10%	16%
Cost of license fees and other	4%	2%
	14%	18%
Gross Profit	86%	82%

Operating expenses
Selling, general and administrative	57%	92%
Research, development and engineering	39%	52%
	96%	144%
Operating loss	-10%	-62%

Other deductions
Total other deductions	-1%	-10%
Net Loss from continuing operations	-11%	-72%
Net Income (Loss) from discontinued operations	-1%	8%
Gain on disposal of discontinued operations	—	79%
Net Income (Loss)	-12%	15%

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

	Six months ended
	June 30,
	2008	2007	$ Change	% Change
Revenues
Law Enforcement
Service	$3,466,069	$3,541,446	$(75,377)	-2%
License & other	1,080,407	1,365,632	(285,225)	-21%
	4,546,476	4,907,078	(360,602)	-7%
Biometrics
Service	79,545	31,197	48,348	155%
License & other	1,494,350	239,824	1,254,526	523%
	1,573,895	271,021	1,302,874	481%

Total Revenue	$6,120,371	$5,178,099	$942,272	18%

Cost of goods sold
Law Enforcement
Service	$607,343	$770,180	$(162,837)	-21%
License & other	158,604	48,223	110,381	229%
	765,947	818,403	(52,456)	-6%
Biometrics
Service	28,990	77,288	(48,298)	-62%
License & other	67,722	46,381	21,341	46%
	96,712	123,669	(26,957)	-22%

Total COGS	$862,659	$942,072	$(79,413)	-8%

Revenues

Law Enforcement

For the six months ended June 30, 2008, service revenue decreased by 2% from the same period in 2007.    Service revenue for the six months ended June 30, 2007 included $293,000 from a long-term project that the Company had participated in as a subcontractor.

License & other revenue for the six months ended June 30, 2008 declined by 21% from the same period in the prior year.   For the six month period ended June 30, 2007 License & other revenue included $310,000 from a cash payment that the Company received for the above mentioned project.

Biometrics

Service revenue for the six months ended June 30, 2008 increased 155% as the Company has added new maintenance customers during the period.

License & other revenue increased 523% as a result of revenue generated from a new OEM customer, as well as additional license revenue from existing customers.

Costs of goods sold

Law Enforcement

Cost of services for the six months ended June 30, 2008 decreased 21% from the same period in 2007 due to lower personnel related expenses.

Cost of License & other for the six months ended June 30, 2008 increased by $110,381 from the six months ended June 30, 2007 as a result of an increase in third-party software royalty costs.

Biometrics

Cost of services decreased 62% from the same period in 2007 due to lower personnel related expenses.  The Company expects these costs will increase in future periods as additional Biometric customers are added.

Costs of License and other for the six months ended June 30, 2008 increased 46% due to an increase in hardware costs.

Selling, general and administrative

	Six months ended
	June 30,
	2008	2007	$ Change	% Change

Law Enforcement	$2,922,867	$4,019,178	$(1,096,311)	-27%
Biometrics	561,531	744,598	(183,067)	-25%

Total	$3,484,398	$4,763,776	$(1,279,378)	-27%

SG&A costs for the six months ended June 30, 2008 decreased 27% compared to the same period in 2007.  For the six months ended June 30, 2007, the Company incurred $426,000 in legal and regulatory costs associated with the failed acquisition of a Canadian company.  Also contributing to the decline were lower personnel related expenses, stock compensation charges and fees for professional services.

Research, development and engineering

	Six months ended June 30,
	2008	2007	$ Change	% Change

Law Enforcement	$1,876,062	$2,115,175	$(239,113)	-11%
Biometrics	535,186	561,765	(26,579)	-5%

Total	$2,411,248	$2,676,940	$(265,692)	-10%

Law Enforcement & Biometrics

For the six months ended June 30, 2008, R & D costs decreased 10% from the six months ended June 30, 2007 due to reductions in facilities and personnel related expenses.

Other income and expense

	Six months ended June 30,
	2008	2007	$ Change	% Change

Derivative and warrant fair value adjustments	$(11,174)	$670,452	$(681,626)	-102%
Interest income	1,298	1,331	(33)	-2%
Interest expense	(18,007)	(799,317)	781,310	-98%
Loss on extinguishment of debt	—	(403,940)	403,940	-100%
Other income (expense)	(16,142)	(23,902)	7,760	-32%

Total	$(44,025)	$(555,376)	$511,351	-92%

For the six months ended June 30, 2008, derivative and warrant fair value adjustments decreased, when compared to the 2007 period, due to changes in the fair market value of embedded derivatives and detachable warrants issued with convertible debt issued in 2004 and 2005, as well as additional derivatives recorded as a result of financings in 2006. The fair value of the derivatives will fluctuate based on our stock price on the valuation date, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate, and the time to maturity of the outstanding instruments at different points in time.

For the six months ended June 30, 2008, interest expense decreased 98% as compared to the same quarter in 2007.  The decrease was attributable to reductions in convertible debt, related discount and other debt related instruments due to the Company restructuring in August 2006, the expiration of the letter of credit arrangement with Aether Systems Inc. on December 31, 2006, and the repayment of all debt in May 2007.  Interest expense includes actual cash paid for interest as well as non-cash charges for amortization of debt discounts and deferred charges.

The balance of unamortized debt discounts, deferred financing charges, and derivatives with respect to the 2004 and 2005 financings were extinguished as part of the May 2007 debt repayment. The changes represented non-cash income and expense charges to the statement of operations and were classified as loss on extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2008, net cash used in operations was approximately $439,000.  Of this amount, approximately $423,000 was from continuing operations and approximately $16,000 was from discontinued operations.  The cash used for continuing operations was primarily due to the following items:

•                  Positive cash flow due to a decrease in accounts receivable and cost and earnings in excess of billings on uncompleted contracts of approximately $848,000,

•                  Negative cash flows from a decrease in accounts payable and accrued liabilities of approximately $129,000,

•                  Negative cash flows from a decrease in deferred rent of approximately $273,000 which represents the difference between the rent payment and the rent expense,

•                  Negative cash flows from a decrease in deferred revenue of approximately $973,000 due to the timing of billings.

The following non-cash items reflected in the Company’s statement of operations are used to reconcile the net loss to the net cash used in operating activities during the six months ended June 30, 2008:

•                  The Company issued notes in 2004, 2005 and 2006 and preferred stock in 2006, all of which contained embedded derivatives, and associated warrants. In 2008, the Company recognized a loss of approximately $11,000 related to the increase in value of the derivatives and associated warrants. The increase in value is driven mainly by the increase in value of the underlying BIO-key stock.

•                  The Company recorded approximately $369,000 of charges in 2008 for the expense of amortizing intangible assets.

•                  The Company recorded approximately $332,000 of charges in 2008 for the expense of issuing options to employees for services.

Net cash provided by investing activities for the six months ended June 30, 2008 was approximately $98,000, including approximately $148,000 provided by continuing operations, offset by $50,000 used by the discontinued Fire business. The cash provided by investing activities for continuing operations was primarily driven by approximately $153,000 that was released from the escrow account established as part of the in sale of the Fire business.  This $50,000 used for discontinued operations was related to the settlement of a customer claim associated with the discontinued Fire business.

Working capital deficit at June 30, 2008 was approximately $5,501,000, as compared to a deficit of approximately $5,796,000 at December 31, 2007, the improvement of which was driven mainly by the reduction of deferred rent as the lease of the Company’s Marlborough facility approaches the end of its term.

Since January 7, 1993 (date of inception), our capital needs have been principally met through proceeds from the sale of equity and debt securities.

We do not expect any material capital expenditures during the next twelve months.

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Liquidity outlook

At June 30, 2008 our total of cash and cash equivalents was $624,237 as compared to $964,774 at December 31, 2007.

As discussed above, the Company has financed itself through access to the capital markets by issuing debt securities, convertible preferred stock and common stock. We currently require approximately $950,000 per month, to conduct our operations. During the first six months of 2008, we generated approximately $6,120,000 of revenue and achieved profitability in the three months ended June 30, 2008.   While the Company expects to remain profitable through the remainder of 2008, there can be no assurance that we will achieve that goal.

During the three months ended March 31, 2008, the Company received invoices of approximately $2,300,000 from a vendor that had been a subcontractor on a long term project for which the Company was the prime contractor.  This amount had previously been recorded as an Accrued Liability and has now been moved to Accounts Payable.  On July 28, 2008, the Company reached agreement with the vendor to resolve all matters relating to these invoices.  Pursuant to this agreement, the parties agreed to a payment schedule under which the Company will be required to satisfy this outstanding balance, plus interest at seven percent (7%) per annum on the unpaid portion of the balance, in full on or before June 1, 2009.

The Company’s Series A Convertible Preferred Stock is redeemable in cash by the stockholders within 10 days after December 31, 2008 if certain stock price performance conditions are not met. This date was deferred from March 31, 2008 by an agreement with the holders of the Series A Shares on March 24, 2008.

In addition, the Company’s Series B and Series C Convertible Preferred Stock is redeemable in cash by the stockholders during the first quarter of 2009 if certain stock price performance conditions are not met.

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

During the review of the Company’s operating results for the period covered by this report, our CEO and CFO determined that, as of June 30, 2008, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms.  Our management reached this conclusion after identifying our system to capture disclosure items, our internal process of review for account reconciliations, our documentation of internal controls and our internal process for preparing our quarterly report on Form 10-Q for the quarterly period ended June 30, 2008 as being adequate to provide such assurance.

Changes in Internal Control Over Financial Reporting.

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-Key International, Inc.

Dated: August 12, 2008	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer

Dated: August 12, 2008	/s/ Francis J. Cusick
Francis J. Cusick
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.2 (2)	Employment Agreement, dated June 4, 2008, by and between the Company and Mr. DePasquale

31.1(1)	Certificate of CEO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2 (1)	Certificate of CFO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1(1)	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350

32.2 (1)	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

(1)             Filed herewith

(2)             Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2008 and incorporated herein by reference.