Form 10-Q
period 2008-09-30
BIO KEY INTERNATIONAL INC
filed 2008-11-14
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

(732) 359-1100

(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes  ☐  No  ☒

Number of shares of Common Stock outstanding as of November 10, 2008 were 66,166,155, par value $.0001 per share.

BIO-KEY INTERNATIONAL, INC.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,117,297	$964,774
Restricted cash	40,500	153,094
Accounts receivable, net of allowance for doubtful accounts of $82,400 at September 30, 2008 and $113,771 December 31, 2007	1,956,252	2,129,797
Costs and earnings in excess of billings on uncompleted contracts	105,128	233,805
Inventory	16,887	4,879
Investments	1,109	—
Prepaid expenses	71,758	119,068
Total current assets	3,308,931	3,605,417
Equipment and leasehold improvements, net	88,095	177,282
Deposits and other assets	7,812	487,815
Intangible assets—less accumulated amortization	767,741	1,324,269
Goodwill	7,836,986	7,836,986
Total non-current assets	8,700,634	9,826,352
TOTAL ASSETS	$12,009,565	$13,431,769

LIABILITIES
Accounts payable	$250,663	$1,162,690
Accrued liabilities	1,273,235	3,401,749
Notes payable	1,854,383	—
Deferred rent	1,635	367,986
Deferred revenue	5,089,908	4,468,748
Total current liabilities	8,469,824	9,401,173
Warrants	41,146	64,520
Redeemable preferred stock derivatives	2,244	41,295
Deferred rent	2,878	—
Deferred revenue	11,751	34,518
Total non-current liabilities	58,019	140,333
TOTAL LIABILITIES	8,527,843	9,541,506

Commitments and contingencies

Series B redeemable convertible preferred stock: authorized, 1,000,000 shares (liquidation preference of $1 per share); issued and outstanding 970,612 shares of $.0001 par value at September 30, 2008 and December 31, 2007	976,605	881,340
Series C redeemable convertible preferred stock: authorized, 600,000 shares (liquidation preference of $10 per share); issued and outstanding 592,032 shares of $.0001 par value at September 30, 2008 and December 31, 2007	6,281,084	5,776,231
	7,257,689	6,657,571

STOCKHOLDERS’ DEFICIT:
Series A convertible preferred stock: authorized, 100,000 shares (liquidation preference of $100 per share); issued and outstanding 30,557 shares of $.0001 par value, at September 30, 2008 and December 31, 2007	3	3
Common stock — authorized, 170,000,000 shares; issued and outstanding; 65,853,492 and 61,153,202 of $.0001 par value at September 30, 2008 and December 31, 2007, respectively	6,585	6,115
Additional paid-in capital	51,908,739	52,126,595
Accumulated other comprehensive income	1,109	—
Accumulated deficit	(55,692,403)	(54,900,021)
TOTAL STOCKHOLDERS’ DEFICIT	(3,775,967)	(2,767,308)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,009,565	$13,431,769

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenues
Services	$1,838,549	$1,516,822	$5,384,163	$5,089,465
License fees and other	1,044,182	651,269	3,618,939	2,256,726
	2,882,731	2,168,091	9,003,102	7,346,191
Costs and other expenses
Cost of services	300,480	359,963	936,813	1,207,433
Cost of license fees and other	106,763	101,648	333,089	196,251
	407,243	461,611	1,269,902	1,403,684
Gross Profit	2,475,488	1,706,480	7,733,200	5,942,507

Operating Expenses
Selling, general and administrative	1,584,630	1,935,670	5,069,028	6,699,446
Research, development and engineering	1,082,399	1,220,257	3,493,647	3,897,197
	2,667,029	3,155,927	8,562,675	10,596,643
Operating loss	(191,541)	(1,449,447)	(829,475)	(4,654,136)
Other income (deductions)
Derivative and warrant fair value adjustments	73,600	262,539	62,426	932,991
Interest income	42	4,725	1,339	6,057
Interest expense	(44,960)	(19,440)	(62,966)	(818,757)
Investment income	118,631	—	118,631	—
Loss on extinguishment of debt	—	—	—	(403,940)
Other	(740)	11,008	(16,882)	(12,896)
	146,573	258,832	102,548	(296,545)
Loss from continuing operations	(44,968)	(1,190,615)	(726,927)	(4,950,681)
Income (loss) from discontinued operations	—	—	(65,454)	440,105
Gain on disposal of discontinued operations, net of expected tax of $0.	—	1,147	—	4,072,006
Net Income (loss)	$(44,968)	$(1,189,468)	$(792,381)	$(438,570)

Basic and Diluted Earnings per Common Share:
Loss from continuing operations	$(0.01)	$(0.03)	$(0.03)	$(0.11)
Income (loss) from discontinued operations	0.00	0.00	0.00	0.01
Gain on disposal of discontinued operations	0.00	0.00	0.00	0.07
Net loss	$(0.01)	$(0.03)	$(0.03)	$(0.03)

Weighted Average Shares Outstanding:
Basic	64,913,843	59,413,729	63,299,532	58,048,664
Diluted	64,913,843	59,413,729	63,299,532	58,048,664

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (loss)	$(792,381)	$(438,570)
Less:
(Income) loss from discontinued operations	65,454	(440,105)
Gain on disposal of discontinued operations	—	(4,072,006)
Loss from continuing operations	(726,927)	(4,950,681)
Adjustments to reconcile net loss to cash used in operating activities:
Derivative and warrant fair value adjustments	(62,426)	(932,991)
Loss on extinguishment of debt	—	403,003
Depreciation	96,694	193,600
Amortization
Intangible assets	556,528	571,847
Deferred financing costs	—	83,871
Discounts on convertible debt related to warrants and beneficial conversion features	—	360,245
Allowance for doubtful receivables	(31,371)	(28,756)
Deferred rent	(363,473)	(369,248)
Fair market value adjustment on equity issuance and warrant modification	—	124,999
Share-based compensation	382,733	534,157
Change in assets and liabilities:
Accounts receivable trade	204,916	1,089,681
Costs and earnings in excess of billings on uncompleted contracts	128,677	475,666
Inventory	(12,008)	4,150
Prepaid expenses and other	47,310	(14,059)
Accounts payable	(912,027)	(62,613)
Billings in excess of costs and earnings on uncompleted contracts	—	(11,429)
Accrued liabilities	(2,128,513)	(603,994)
Notes Payable	1,854,383	—
Deferred revenue	598,393	290,768
Net cash used for continuing operations	(367,111)	(2,841,784)
Net cash provided by (used for) discontinued operations	(15,454)	576,383
Net cash used for operating activities	(382,565)	(2,265,401)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,039)	(53,296)
Deposits	480,003	312,539
Proceeds from the sale of the Fire business	—	7,000,000
Transfer of funds from (to) restricted cash	112,594	(154,712)
Proceeds from sale of Assets	10,530	—
Patent costs	—	53,357
Net cash provided by continuing operations	585,088	7,157,888
Net cash used for discontinued operations	(50,000)	(7,615)
Net cash provided by investing activities	535,088	7,150,273
CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of long term obligations	—	(4,661,958)
Net cash used for continuing operations	—	(4,661,958)
Net cash used for discontinued operations	—	—
Net cash used for financing activities	—	(4,661,958)
NET INCREASE IN CASH AND CASH EQUIVALENTS	152,523	222,914
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	964,774	627,167
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,117,297	$850,081

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2008	2007

Cash paid for:
Interest	42,791	370,090

Noncash Investing and Financing Activities:
Conversion of convertible notes and related obligations, net of discount, and accrued interest into common stock	—	772,764
Issuance of common stock through conversion of principal and dividends outstanding on preferred stock	656,096	978,975

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 (Unaudited)

1.             BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements include the accounts of BIO-key International, Inc. and its wholly owned subsidiary (collectively, the “Company”) and are stated in conformity with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

In December 2007, the SEC issued SAB No. 110.  SAB 110 allows for the continued use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS 123 (revised 2004).  Originally the SEC staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007.  Accordingly, the SEC staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.  The Company will continue to use the simplified method for determining the value of options granted as allowed by SAB 110.

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

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” (SFAS No.161) which amends and expands the disclosure requirements related to derivative instruments and hedging activities. The Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The provisions of SFAS 161 are effective for the fiscal year beginning January 1, 2009. The company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

Reclassifications

Certain amounts in the 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation. These reclassifications had no effect on the previously reported net loss or stockholders’ deficit.

2.             LIQUIDITY AND CAPITAL RESOURCE MATTERS

We have only recently begun to generate significant revenues and have incurred significant losses to date, and at September 30, 2008, we had an accumulated deficit of approximately $56 million. In addition, broad commercial acceptance of our technology is critical to the Company’s success and ability to generate future revenues.

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

During the quarter ended September 30, 2007, $250,000 of the escrow balance was released to ZOLL. The remaining escrow balance was remitted to the Company May 6, 2008.  From the remaining balance, $50,000 was paid as a settlement of a customer claim associated with the discontinued Fire business, and $15,454 was paid as related professional fees to settle the claim which resulted in the $65,454 loss.

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

Revenues and net income (loss) for the Fire Segment for the three and nine month periods ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues	$—	$—	$—	$1,546,746
Net income (loss)	—	—	(65,454)	440,105

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

The compensation expense recognized under SFAS 123R increased the Company’s loss from continuing operations by $50,532 and $145,173 with no effect per share (basic and diluted) for the three months ended September 30, 2008 and 2007 respectively, and $382,733 and $534,157 with a $0.01 effect per share (basic and diluted), for the nine months ended September 30, 2008 and 2007 respectively.

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited condensed interim consolidated statements of operations:

	Three Months Ended September 30,	Three Months Ended September 30,
	2008	2007

Cost of services	$1,998	$4,470
Selling, general and administrative	26,782	71,683
Research, development and engineering	21,752	69,020
	$50,532	$145,173

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2008	2007

Cost of services	$15,637	$13,948
Selling, general and administrative	259,716	369,881
Research, development and engineering	107,380	150,328
	$382,733	$534,157

Valuation Assumptions for Stock Options

For the three months ended September 30, 2008 and 2007, 195,000 and 137,000 stock options were granted, respectively. For the nine months ended September 30, 2008 and 2007, 759,272 and 290,000 stock options were granted, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,
	2008	2007
Risk free interest rate	3.09%	4.59%
Expected life of options (in years)	4.5	4.5
Expected dividends	0%	0%
Volatility of stock price	87%	88%

	Nine Months Ended September 30,
	2008	2007
Risk free interest rate	2.95-3.72%	4.58-4.68%
Expected life of options (in years)	4.5	4.5
Expected dividends	0%	0%
Volatility of stock price	87-88%	86-88%

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

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2008:

	Number of Options					Weighted average exercise	Weighted average remaining life	Aggregate intrinsic
	1996 Plan	1999 Plan	2004 Plan	Non Plan	Total	price	(in years)	value
Outstanding, as of December 31, 2007	80,000	805,000	2,221,415	3,943,000	7,049,415	$0.85

Granted	—	—	759,272	—	759,272	0.13
Exercised	—	—	—	—	—	—
Forfeited	—	—	(31,002)	—	(31,002)	0.51
Expired	—	—	(111,744)	(48,000)	(159,744)	2.55
Outstanding, as of September 30, 2008	80,000	805,000	2,837,941	3,895,000	7,617,941	0.75	3.29	—
Vested or expected to vest at September 30, 2008.					7,323,569	0.76	3.16	—
Exercisable at September 30, 2008					6,759,902	0.80	2.98	—

The options outstanding and exercisable at September 30, 2008 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)	Number exercisable	Weighted average exercise price
$ 0.11-0.21	826,272	$0.13	6.56	299,603	$0.12
0.22-0.40	871,000	0.33	1.20	837,330	0.33
0.41-0.68	2,086,000	0.56	2.66	1,788,300	0.55
0.69-1.11	2,163,169	0.90	3.91	2,163,169	0.90
1.12-1.62	1,671,500	1.30	2.73	1,671,500	1.30
$ 0.11-1.62	7,617,941			6,759,902

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.10 as of September 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. There were no in-the-money options exercisable as of September 30, 2008.

The weighted average fair value of options, as determined under SFAS No.123R, granted during the three months ended September 30, 2008 and 2007 was $0.11 and $0.07 per share, respectively, and during the nine months ended September 30, 2008 and 2007 was $0.11 and $0.13 per share, respectively.

As of September 30, 2008 future compensation cost related to nonvested stock options is approximately $145,406 and will be recognized over an estimated weighted average period of approximately 1.12 years.

5.             EARNINGS (LOSS) PER SHARE COMMON STOCK (“EPS”)

The Company’s basic EPS is calculated using net income (loss) available to common shareholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes and preferred stock. For the three and nine months ended September 30, 2008 and 2007, diluted per share computations are not presented since this effect would be antidilutive.

The reconciliation of the numerators of the basic and diluted EPS calculations was as follows for both of the following three and nine month periods ended September 30:

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007

Numerator:

Loss from continuing operations	$(44,968)	$(1,190,615)	$(726,927)	$(4,950,681)
Convertible preferred stock dividends and accretion	(474,358)	(474,358)	(1,416,145)	(1,417,266)
Loss available to common stockholders (basic EPS)	$(519,326)	$(1,664,973)	$(2,143,072)	$(6,367,947)

Weighted-average shares used to compute diluted EPS	64,913,843	59,413,729	63,299,532	58,048,664

The following table summarizes the potential weighted average shares of common stock that were excluded from the diluted per share calculation, because the effect of including these potential shares was antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Preferred Stock	33,155,440	33,155,440	33,155,440	26,287,737
Convertible Debt	—	—	—	4,543,057
Stock Options	—	961	—	19,361

Potentially dilutive securities	33,155,440	33,156,401	33,155,440	30,850,155

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Stock options	6,759,902	5,905,712	6,759,902	5,845,712
Warrants	10,566,375	10,566,375	10,566,375	10,566,375

Total	17,326,277	16,472,087	17,326,277	16,412,087

6.             EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following:

	September 30,	December 31,
	2008	2007

Equipment	$535,698	$517,658
Furniture and fixtures	148,494	187,984
Software	136,355	136,355
Leasehold improvements	198,889	198,889
	1,019,436	1,040,886

Less accumulated depreciation and amortization	(931,341)	(863,604)

Total	$88,095	$177,282

7.             GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill resulted from the acquisition of Public Safety Group, Inc. and certain assets and assumed liabilities of the Mobile Government Division of Aether Systems, Inc. in 2004. As provided by SFAS No. 142, the Company has elected to perform the annual assessment of the carrying value of all goodwill as of September 30th of each year using a number of criteria, including the value of the overall enterprise. Impairment charges from existing operations or other acquisitions, if any, are reflected as an operating expense in the statement of operations.  As of September 30, 2008 goodwill totaled $7,836,986.

Other intangible assets as of September 30, 2008 consisted of the following:

	September 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Copyrighted software	$1,181,429	$(1,063,286)	$118,143	$1,181,429	$(886,071)	$295,358
Customer relationships	617,271	(493,817)	123,454	617,271	(401,225)	216,046
Trademarks	807,872	(684,278)	123,594	807,872	(563,099)	244,773
Developed technology	434,353	(347,482)	86,871	434,353	(282,330)	152,023
Marketing agreements	605,340	(544,807)	60,533	605,340	(454,005)	151,335
Patents and patents pending	298,059	(42,913)	255,146	298,059	(33,325)	264,734

Total	$3,944,324	$(3,176,583)	$767,741	$3,944,324	$(2,620,055)	$1,324,269

Aggregate amortization expense for the three months ended September 30, 2008 and 2007, was $187,815 and $203,818 respectively, and was $556,528 and $571,847 for the nine months ended September 30, 2008 and 2007 respectively.

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

The following table summarizes our investment at September 30, 2008 and December 31, 2007. The investment is classified within current assets in the balance sheet. Fair value for publicly-traded available-for-sale investments is determined based upon quoted prices. Fair value is not readily available for privately-held investments.

	September 30, 2008		December 31, 2007
	Cost	Fair Value	Cost	Fair Value

Available-for-sale security	$—	$1,109	$—	$—

Balance as of September 30, 2008	$—	$1,109	$—	$—

Unrealized gain on the available-for-sale security was $1,109 at September 30, 2008.  Realized gain on the available-for-sale security was $118,631 at September 30, 2008.

9.             CONVERTIBLE DEBT FINANCING / WARRANTS

Long-term obligations consisted of the following as of:

	September 30,	December 31,
	2008	2007
2004
FMV of warrants	$1,885	$11,663
2005
FMV of warrants	25,342	34,644
2006
FMV of warrants	13,919	18,213
Total	$41,146	$64,520

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

The account balance shown represents the fair market value of warrants issued in conjunction with debt offerings undertaken from the 2004 to 2006 fiscal years. The Warrants are classified as liabilities and were valued as of September 30, 2008, using the Black Scholes Option Pricing model with the following assumptions: dividend yield of 0%; annual volatility of 91% to 108% and risk-free interest rate of 2.4% to 2.8%.

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

10.           ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2008	2007

Contract costs not yet invoiced by vendors	$118,805	$2,185,610
Compensation	138,076	140,314
Compensated absences	387,488	367,731
Royalties	266,051	371,158
Interest	176,083	176,083
Other	186,732	160,853

Total	$1,273,235	$3,401,749

11.           NOTES PAYABLE

On July 28, 2008, the Company entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with a vendor in order to resolve all matters relating to invoices totaling approximately $2,350,000 that the Company received in January 2008 for materials that had been delivered by the vendor, as a subcontractor on a long-term project for which the Company had served as the prime contractor.  Pursuant to the Settlement Agreement, the parties agreed to a payment schedule under which the Company will be required to satisfy this outstanding balance, plus interest at seven percent (7%) per annum on the unpaid portion of the balance, in full on or before June 1, 2009.  In return, the vendor agreed to forbear from exercising any of its rights and remedies against the Company with respect to these amounts so long as the Company remains in compliance with its obligations under of the Settlement Agreement.    As of September 30, 2008 the remaining balance due was $1,854,383.

12.           REDEEMABLE PREFERRED STOCK

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

As of September 30, 2008, 1,000,000 shares of Series B Preferred Stock were authorized, 970,612 of which were issued and outstanding, at a par value of $0.0001 and a liquidation preference of $1.00 with accumulated dividends in arrears of $37,207, which have been accreted to the principal balance of the Series B preferred stock.

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

As of September 30, 2008 the derivatives were valued at $439.  Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 15%; annual volatility of 49%; and risk free annual interest rate of 0.92% as well as probability analysis related to trading volume restrictions.

An amount equal to the original value of the derivatives was recorded as a discount to the Preferred Stock.  The discount is being accreted to the principal balance of the Preferred Stock, using the effective interest method, over the expected term of the Preferred Stock.  At September 30, 2008, the unamortized discount on the Preferred Stock was $31,620.

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

As of September 30, 2008, 600,000 Shares of Series C Preferred Stock were authorized, 592,032 of which were issued and outstanding, at a par value of $0.0001 and a liquidation preference of $10.00 with accumulated dividends in arrears of $482,220, which have been accreted to the principal balance of the Series C Preferred Stock.

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

As of September 30, 2008 the derivatives were valued at $1,805.  Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 15%; annual volatility of 49%; and risk free annual interest rate of 0.92% as well as probability analysis related to trading volume restrictions.

An amount equal to the original value of the derivatives was recorded as a discount to the Preferred Stock.  The discount is being accreted to the principal balance of the Preferred Stock, using the effective interest method, over the expected term of the Preferred Stock.  At September 30, 2008, the unamortized discount on the Preferred Stock was $112,361.

Together with the above transaction, the terms of certain warrants held by the Company’s investment bankers and their associates were modified. The incremental value of the modification was calculated to be $110,453, and was allocated against the proceeds of the Series C Convertible Preferred Stock as a cost of financing, and is being accreted to the principal balance of the Preferred Stock, using the effective interest method, over the expected term of the term of the Preferred Stock.  At September 30, 2008, the net amount remaining to be accreted was $11,562.

13.           STOCKHOLDERS EQUITY

Common Stock

The Company is authorized to issue 170,000,000 shares of common stock, $.0001 par value per share, of which 65,853,492 were outstanding as of September 30, 2008.

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

During the three months and the nine months ended September 30, 2008, preferred stockholders converted accumulated dividends of $313,747 into 1,940,109 shares and accumulated dividends of $656,096 into 4,700,290 shares of the Company’s common stock respectively.

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

In March 2004, we designated 100,000 shares of preferred stock as Series C Convertible Preferred Stock. In connection with the Company’s reincorporation in Delaware on January 1, 2005, each share of Series C Convertible Preferred Stock was automatically converted into one share of Series A Convertible Preferred Stock (the “Series A Shares”), of which 30,557 were issued and outstanding September 30, 2008.

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

As of September 30, 2008, cumulative dividends in arrears related to the Series A preferred stock were approximately $406,754, which have been accreted to the principal balance of the Series A preferred stock.

Warrants

The Company has issued warrants to certain creditors, investors, investment bankers and consultants. A summary of warrant activity is as follows:

	Total Warrants	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value
Outstanding, as of December 31, 2007	10,566,375	$0.95

Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding, as of September 30, 2008	10,566,375	0.95	1.27	$—
Vested or expected to vest at September 30, 2008	10,566,375	0.95	1.27	—
Exercisable at September 30, 2008	10,566,375	0.95	1.27	—

The warrants outstanding and exercisable at September 30, 2008 were in the following exercise price ranges:

	Warrants outstanding and Exercisable
Range of exercise prices	Number of warrants	Weighted average remaining life (in years)

$ 0.30	2,798,014	2.36
0.75	533,333	2.86
0.97	150,000.79
1.00	2,655,552	1.12
1.35	4,429,476.50
	10,566,375

As part of sale of the Fire business to ZOLL, and repayment of the Company’s convertible debt, both in May 2007, the exercise price of certain warrants was adjusted to $0.30 per share.  The incremental fair value of the modification of $33,817 was allocated to interest expense as a cost of financing.

14.           COMPREHENSIVE LOSS

The component of accumulated other comprehensive income was as follows:

September 30,
2008

Unrealized gain on available-for-sale securities, net of tax	$1,109

Total accumulated other comprehensive income	$1,109

The components of comprehensive income (loss) for the nine months ended September 30, 2008 and 2007 were as follows:

	September 30,	September 30,
	2008	2007

Net Loss	$(792,381)	$(438,570)
Unrealized gain on securities, net of tax	1,109	—

Total comprehensive loss	$(791,272)	$(438,570)

15.           SEGMENT INFORMATION

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

Prior to the sale of the Fire business in May 2007, Fire had been reported as a separate segment.  Prior periods presented have been recast accordingly to reflect these operations as discontinued.  Geographically, North American sales accounted for approximately 96% and 100% of the Company’s total sales for the three month periods and 97% and 100% for the nine month periods ended September 30, 2008 and 2007 respectively.

Summarized financial information concerning our reportable segments is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenue:
Law	$2,429,803	$1,890,112	$6,976,279	$6,797,192
Biometrics	452,928	277,979	2,026,823	548,999
Consolidated Revenue	$2,882,731	$2,168,091	$9,003,102	$7,346,191
Segment operating profit/(loss)
Law	114,319	(1,089,674)	(904,082)	(3,135,350)
Biometrics	(305,860)	(359,773)	74,607	(1,518,786)
Total Segment Operating Loss	(191,541)	(1,449,447)	(829,475)	(4,654,136)
Reconciliation to net loss
Derivative and warrant fair value adjustments	73,600	262,539	62,426	932,991
Interest income	42	4,725	1,339	6,057
Interest expense	(44,960)	(19,440)	(62,966)	(818,757)
Investment income	118,631		118,631
Loss on extinguishment of debt	—	—	—	(403,940)
Other expense	(740)	11,008	(16,882)	(12,896)
Net loss from continuing operations	(44,968)	(1,190,615)	(726,927)	(4,950,681)
Income (loss) from discontinued operations		—	(65,454)	440,105
Gain on disposal of discontinued operations	—	1,147	—	4,072,006
Net loss	$(44,968)	$(1,189,468)	$(792,381)	$(438,570)

16.           INCOME TAXES

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

The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The periods from 2005-2007 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax risk beyond the preceding discussion. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and nine months ended September 30, 2008 and 2007.

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

OVERVIEW

BIO-key develops and delivers advanced identification solutions and information services to customers in both the private sector and government, including law enforcement departments, and public safety agencies. Our high-performance, yet easy-to-deploy biometric finger identification technology accurately identifies and authenticates users of wireless and enterprise data, improving security, convenience and privacy while reducing identity theft. Our mobile wireless technology provides first responders with critical, reliable, real-time data and images from local, state and national databases. Today, over 750 police departments in North America depend on BIO-key solutions, making us one of the leading suppliers of mobile and wireless solutions for public safety worldwide

On March 30, 2004, BIO-key acquired Public Safety Group, Inc. (PSG), a privately held company that was a leader in wireless solutions for law enforcement and public safety markets. PSG’s primary technology was PocketCop™, a handheld solution that provides mobile police officers, such as detectives who are not typically in their vehicles, a hand-held mobile information software solution.

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

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” (SFAS No.161) which amends and expands the disclosure requirements related to derivative instruments and hedging activities. The Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The provisions of SFAS 161 are effective for the fiscal year beginning January 1, 2009. The company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008

AS COMPARED TO SEPTEMBER 30, 2007

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

A detailed analysis of both segments can be found below.

Consolidated Results of Operations - Percent Trend

	Three Months Ended September 30,
	2008	2007
Revenues
Services	64%	70%
License fees and other	36%	30%
	100%	100%
Costs and other expenses
Cost of services	10%	16%
Cost of license fees and other	4%	5%
	14%	21%
Gross Profit	86%	79%

Operating expenses
Selling, general and administrative	55%	89%
Research, development and engineering	38%	57%
	93%	146%
Operating Loss	(7)%	(67)%

Other Income (Deductions)
Total Other Income	5%	12%
Net Loss from continuing operations	(2)%	(55)%
Net Loss from discontinued operations	0%	0%
Gain on disposal of discontinued operations	0%	0%
Net Loss	(2)%	(55)%

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

	Three months ended
	September 30,
	2008	2007	$ Change	% Change

Revenues
Law Enforcement
Service	$1,780,428	$1,504,452	$275,976	18%
License & other	649,375	385,660	263,715	68%
	2,429,803	1,890,112	539,691	29%
Biometrics
Service	58,121	12,370	45,751	370%
License & other	394,807	265,609	129,198	49%
	452,928	277,979	174,949	63%

Total Revenue	$2,882,731	$2,168,091	$714,640	33%

Cost of goods sold
Law Enforcement
Service	$286,122	$346,884	$(60,762)	(18)%
License & other	25,995	24,195	1,800	7%
	312,117	371,079	(58,962)	(16)%
Biometrics
Service	14,358	13,080	1,278	10%
License & other	80,768	77,452	3,316	4%
	95,126	90,532	4,594	5%

Total COGS	$407,243	$461,611	$(54,368)	(12)%

Revenues

Law Enforcement

Service revenue for the segment for the three month period ended September 30, 2008 increased by 18% as a result of increased maintenance revenue from new license orders.

License and other revenue for the three month period ended September 30, 2008 increased 68% from the same period in 2007. The increase in the 2008 revenue was due to an increase in the size and volume of orders including a $175,000 order from an existing customer.

Biometrics

For the three months ended September 30, 2008, Service revenue increased 370% from the same period in 2007 as a result of maintenance revenue associated with new license orders.

License and other revenue for the three months ended September 30, 2008 increased 49% as a result of revenue generated from a new international customer, as well as additional license revenue from existing customers.

Costs of goods sold

Law Enforcement

Cost of services for the three months ended September 30, 2008 decreased approximately 18% from the same period in 2007 due to lower personnel related expenses.

Cost of licenses for the three months ended September 30, 2008 increased by approximately 7% from the same period in 2007 due to an increase in revenue related third-party software and royalty costs.

Biometrics

For the three months ended September 30, 2008, cost of services increased approximately 10% from the same period in 2007 due to a slight increase in outside training and installation services.

License and other costs increased for the three months ended September 30, 2008 from the same period in 2007 by approximately 4% as orders with third party software increased, offset by a decrease in hardware orders.

Selling, general and administrative

	Three months ended
	September 30,
	2008	2007	$ Change	% Change

Law Enforcement	$1,163,540	$1,615,888	$(452,348)	(28)%
Biometrics	421,090	319,782	101,308	32%

Total	$1,584,630	$1,935,670	$(351,040)	(18)%

Law Enforcement & Biometrics

SG&A expenses decreased by 18% for the three months ended September 30, 2008 from the same period in 2007 due to lower personnel related expenses, stock compensation charges and fees for professional services, offset by higher commission expense in the Biometrics segment.  As referenced above, the Company will continue to allocate resources based on revenue and operating income and expects that SG&A expenses will remain at approximately the same level for the remainder of 2008.

Research, development and engineering

	Three months ended
	September 30,
	2008	2007	$ Change	% Change

Law Enforcement	$839,826	$992,820	$(152,994)	(15)%
Biometrics	242,573	227,437	15,136	7%

Total	$1,082,399	$1,220,257	$(137,858)	(11)%

Law Enforcement

Research, development and engineering expenses decreased by 15% for the three months ended September 30, 2008 from the same period in the prior year, driven largely by reductions in facilities and personnel related expenses.

Biometrics

Research, development and engineering expenses increased by 7% for the three months ended September 30, 2008 from the same period in 2007, due to an increase in consultant expenses.

Other income and expense

	Three months ended
	September 30,
	2008	2007	$ Change	% Change

Derivative and warrant fair value adjustments	$73,600	$262,539	$(188,939)	(72)%
Interest income	42	4,725	(4,683)	(99)%
Interest expense	(44,960)	(19,440)	(25,520)	131%
Investment income	118,631		118,631	100%
Other income (expense)	(740)	11,008	(11,748)	(107)%

Total	$146,573	$258,832	$(112,259)	(43)%

For the quarter ended September 30, 2008, derivative and warrant fair value adjustments decreased, when compared to the 2007 period, due to changes in the fair market value of embedded derivatives and detachable warrants issued with convertible debt issued in 2004 and 2005, as well as additional derivatives recorded as a result of financings in 2006. The fair value of the derivatives will fluctuate based on our stock price on the valuation date, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate and the time to maturity of the outstanding instruments at different points in time.

For the quarter ended September 30, 2008, interest expense increased 131% as compared to the same quarter in 2007.  The increase was attributable the repayment of note payable.  Interest expense includes actual cash paid for interest and deferred charges.

For the quarter ended September 30,2008, investment income increased 100% as an “available-for-sale” security was sold at its market value and the income was realized.

NINE MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED TO SEPTEMBER 30, 2007

Consolidated Results of Operations - Percent Trend

	Nine Months Ended September 30,
	2008	2007
Revenues
Services	60%	69%
License fees and other	40%	31%
	100%	100%
Costs and other expenses
Cost of services	10%	16%
Cost of license fees and other	4%	3%
	14%	19%
Gross Profit	86%	81%

Operating expenses
Selling, general and administrative	56%	91%
Research, development and engineering	39%	53%
	95%	144%
Operating loss	(9)%	(63)%

Other Income (Deductions)
Total Other Income (Deductions)	1%	(4)%
Net Loss from continuing operations	(8)%	(67)%
Net Income (Loss) from discontinued operations	(1)%	6%
Gain on disposal of discontinued operations	—	55%
Net Loss	(9)%	(6)%

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

	Nine months ended
	September 30,
	2008	2007	$ Change	% Change
Revenues
Law Enforcement
Service	$5,246,497	$5,045,899	$200,598	4%
License & other	1,729,782	1,751,293	(21,511)	(1)%
	6,976,279	6,797,192	179,087	3%
Biometrics
Service	137,666	43,566	94,100	216%
License & other	1,889,157	505,433	1,383,724	274%
	2,026,823	548,999	1,477,824	269%

Total Revenue	$9,003,102	$7,346,191	$1,656,911	23%

Cost of goods sold
Law Enforcement
Service	$893,466	$1,117,064	$(223,598)	(20)%
License & other	184,599	72,418	112,181	155%
	1,078,065	1,189,482	(111,417)	(9)%
Biometrics
Service	43,348	90,369	(47,021)	(52)%
License & other	148,489	123,833	24,656	20%
	191,837	214,202	(22,365)	(10)%

Total COGS	$1,269,902	$1,403,684	$(133,782)	(10)%

Revenues

Law Enforcement

For the nine months ended September 30, 2008, service revenue increased by 4% from the same period in 2007 as a result of increased maintenance revenue from new orders, offset slightly by cancellations of existing customers.

License and other revenue for the nine months ended September 30, 2008 is approximately the same as the corresponding period in 2007.  The company continues to receive orders from both existing and new customers at a rate higher than the nine month period ended September 30, 2007 which included $310,000 from a cash payment that the Company received for long term project.

Biometrics

Service revenue for the nine months ended September 30, 2008 increased 216% as the Company has added new maintenance customers during the period.

License & other revenue increased 274% as a result of revenue generated from a new OEM customer, as well as additional license revenue from existing customers.

Costs of goods sold

Law Enforcement

Cost of services for the nine months ended September 30, 2008 decreased 20% from the same period in 2007 due to lower personnel related expenses.

Cost of License & other for the nine months ended September 30, 2008 increased by 155% from the nine months ended September 30, 2007 as a result of an increase in third-party software and royalty costs.

Biometrics

Cost of services decreased 52% from the same period in 2007 due to lower personnel related expenses.  The Company expects these costs will increase in future periods as additional Biometric customers are added.

Costs of License and other for the nine months ended September 30, 2008 increased 20% due to an increase in hardware and third party software costs.

Selling, general and administrative

	Nine months ended
	September 30,
	2008	2007	$ Change	% Change

Law Enforcement	$4,086,407	$5,635,064	$(1,548,657)	(27)%
Biometrics	982,621	1,064,382	(81,761)	(8)%

Total	$5,069,028	$6,699,446	$(1,630,418)	(24)%

SG&A costs for the nine months ended September 30, 2008 decreased 24% compared to the same period in 2007.  For the nine months ended September 30, 2007, the Company incurred $426,000 in legal and regulatory costs associated with the failed attempted acquisition of a Canadian company.  Also contributing to the decline were lower personnel related expenses, stock compensation charges and fees for professional services.

Research, development and engineering

	Nine months ended
	September 30,
	2008	2007	$ Change	% Change

Law Enforcement	$2,715,888	$3,107,995	$(392,107)	(13)%
Biometrics	777,759	789,202	(11,443)	(1)%

Total	$3,493,647	$3,897,197	$(403,550)	(10)%

Law Enforcement & Biometrics

For the nine months ended September 30, 2008, R & D costs decreased 10% from the nine months ended September 30, 2007 due to reductions in facilities and personnel related expenses, offset slightly by an increase in consultant expense in the Biometrics segment.

Other income and expense

	Nine months ended
	September 30,
	2008	2007	$ Change	% Change

Derivative and warrant fair value adjustments	$62,426	$932,991	$(870,565)	(93)%
Interest income	1,339	6,057	(4,718)	(78)%
Interest expense	(62,966)	(818,757)	755,791	(92)%
Investment income	118,631	—	118,631	100%
Loss on extinguishment of debt	—	(403,940)	403,940	(100)%
Other income (expense)	(16,882)	(12,896)	(3,986)	31%

Total	$102,548	$(296,545)	$399,093	(135)%

For the nine months ended September 30, 2008, derivative and warrant fair value adjustments decreased 93%, when compared to the 2007 period, due to changes in the fair market value of embedded derivatives and detachable warrants issued with convertible debt issued in 2004 and 2005, as well as additional derivatives recorded as a result of financings in 2006. The fair value of the derivatives will fluctuate based on our stock price on the valuation date, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate, and the time to maturity of the outstanding instruments at different points in time.

For the nine months ended September 30, 2008, interest expense decreased 92% as compared to the same period in 2007.  The decrease was attributable to reductions in convertible debt, related discount and other debt related instruments due to the Company restructuring in August 2006, the expiration of the letter of credit arrangement with Aether Systems Inc. on December 31, 2006, and the repayment of all debt in May 2007.  Interest expense includes actual cash paid for interest, as well as non-cash charges for amortization of debt discounts and deferred charges.

For the nine months ended September 30,2008, investment income increased 100% as an “available-for-sale” security was sold at its market value and the income was realized.

The balance of unamortized debt discounts, deferred financing charges, and derivatives with respect to the 2004 and 2005 financings were extinguished as part of the May 2007 debt repayment. The changes represented non-cash income and expense charges to the statement of operations and were classified as loss on extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2008, net cash used in operations was approximately $383,000.  Of this amount, approximately $367,000 was from continuing operations and approximately $16,000 was from discontinued operations.  The cash used for continuing operations was primarily due to the following items:

•                  Positive cash flow due to a decrease in accounts receivable and cost and earnings in excess of billings on uncompleted contracts of approximately $334,000,

•                  Negative cash flows from a decrease in accounts payable, accrued liabilities and notes payable of approximately $1,186,000,

•                  Negative cash flows from a decrease in deferred rent of approximately $363,000 which represents the difference between the rent payment and the rent expense,

•                  Positive cash flows from an increase in deferred revenue of approximately $598,000 due to the timing of billings.

The following non-cash items reflected in the Company’s statement of operations are used to reconcile the net loss to the net cash used in operating activities during the nine months ended September 30, 2008:

•                  The Company issued notes in 2004, 2005 and 2006 and preferred stock in 2006, all of which contained embedded derivatives, and associated warrants. In 2008, the Company recognized a gain of approximately $62,000 related to the decrease in value of the derivatives and associated warrants. The decrease in value is driven mainly by the decrease in value of the underlying BIO-key stock.

•                  The Company recorded approximately $557,000 of charges in 2008 for the expense of amortizing intangible assets.

•                  The Company recorded approximately $383,000 of charges in 2008 for the expense of issuing options to employees for services.

Net cash provided by investing activities for the nine months ended September 30, 2008 was approximately $535,000, including approximately $585,000 provided by continuing operations, offset by $50,000 used by the discontinued Fire business. The cash provided by investing activities for continuing operations was primarily driven by approximately $480,000 in deposits for the Company’s Marlborough facility that were used to offset the Company’s rent payments.  Additionally, there was $153,000 that was released from the escrow account established as part of the sale of the Fire business, offset by approximately $40,000 used to support a letter of credit in conjunction with the Company’s new lease for its Marlborough facility.  The $50,000 used for discontinued operations was related to the settlement of a customer claim associated with the discontinued Fire business.

Working capital deficit at September 30, 2008 was approximately $5,161,000, as compared to a deficit of approximately $5,796,000 at December 31, 2007, the improvement of which was driven largely by the reduction of accounts payable, accrued liabilities and notes payable of approximately $1,186,000, somewhat offset by a reduction in deposits.

Since January 7, 1993 (date of inception), our capital needs have been principally met through proceeds from the sale of equity and debt securities.

We do not expect any material capital expenditures during the next twelve months.

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Liquidity outlook

At September 30, 2008 our total of cash and cash equivalents was $1,117,297 as compared to $964,774 at December 31, 2007.

As discussed above, the Company has financed itself through access to the capital markets by issuing debt securities, convertible preferred stock and common stock. We currently require approximately $920,000 per month to conduct our operations. During the first nine months of 2008, we generated approximately $9,003,000 of revenue and achieved profitability in the three months ended June 30, 2008. For the three months ended September 30, 2008, we had a net loss of approximately $45,000.  While the Company expects to reach profitability during the remainder of 2008, there can be no assurance that we will achieve that goal.

During the three months ended March 31, 2008, the Company received invoices of approximately $2,300,000 from a vendor that had been a subcontractor on a long term project for which the Company was the prime contractor.  This amount had previously been recorded as an Accrued Liability and has now been moved to Notes Payable.  On July 28, 2008, the Company reached agreement with the vendor to resolve all matters relating to these invoices.  Pursuant to this agreement, the parties agreed to a payment schedule under which the Company will be required to satisfy this outstanding balance, plus interest at seven percent (7%) per annum on the unpaid portion of the balance, in full on or before June 1, 2009.

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

Due to several factors, including our history of losses and limited revenue, our former and current independent auditors have included an explanatory paragraph in opinions they have previously issued related to our annual financial statements as to the substantial doubt about our ability to continue as a going concern. Our long-term viability and growth will depend upon the successful commercialization of our technologies and our ability to obtain adequate financing. The recent financial crisis in the global capital markets and the current negative global economic trends have had an adverse impact on market participants including, among other things, volatility in security prices, diminished liquidity, and limited access to financing.  These events could, therefore, effect our efforts to commercialize our technology and to obtain adequate financing.  In particular, these conditions could impact the ability and willingness of our current and prospective customers to make investments in our technology and pay their obligations to us.  In addition, to the extent that we require additional financing, no assurance can be given that any form of additional financing will be available on terms acceptable to us, that adequate financing will be obtained to meet our needs, or that such financing would not be dilutive to existing stockholders. If available financing is insufficient or we fail to continue to generate meaningful revenue, we may be required to further reduce operating expenses, delay the expansion of operations, be unable to pursue merger or acquisition candidates, or continue as a going concern.

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

During the review of the Company’s operating results for the period covered by this report, our CEO and CFO determined that, as of September 30, 2008, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms.  Our management reached this conclusion after identifying our system to capture disclosure items, our internal process of review for account reconciliations, our documentation of internal controls and our internal process for preparing our quarterly report on Form 10-Q for the quarterly period ended September 30, 2008 as being adequate to provide such assurance.   In conjunction with this evaluation, our Board of Directors undertook a review of management’s process, including with respect to internal communications, used to reach its conclusion regarding the Company’s disclosure controls and procedures in order to further the Board’s understanding of this process.

Changes in Internal Control Over Financial Reporting.

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-Key International, Inc.

Dated: November 14, 2008	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer

Dated: November 14, 2008	/s/ Francis J. Cusick
Francis J. Cusick
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1 (1)	Settlement and Mutual Release Agreement, dated July 28, 2008, by and between the Company and Dataradio Corporation.

10.2 (1)	Office Lease Agreement, dated July 28, 2008, by and between the Company and Normandy Nickerson Road, LLC

31.1(1)	Certificate of CEO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2 (1)	Certificate of CFO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1(1)	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350

32.2 (1)	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

(1)             Filed herewith