Form 10-K
period 2008-12-31
BIO KEY INTERNATIONAL INC
filed 2009-03-11
CIK 1019034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $8,305,169..

As of February 13, 2009, the registrant had 67,876,880 shares of common stock outstanding.

Documents Incorporated by Reference: None

PRIVATE SECURITIES LITIGATION REFORM ACT

All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. Although we believe our plans, intentions and expectations reflected in the forward-looking statements are reasonable, we cannot be sure they will be achieved. Actual results may differ materially from the forward-looking statements contained herein due to a number of factors. Many of these factors are set forth under the caption “Risk Factors” in Item 1A of this Annual Report and other filings with the Securities and Exchange Commission. These factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, may be significant, presently or in the future. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

ii

PART I

ITEM 1.                    DESCRIPTION OF BUSINESS

BIO-key International, Inc., a Delaware corporation (the “Company,” “BIO-key,” “we,” or “us), was founded in 1993 to develop and market advanced  fingerprint biometric technology and software solutions. Biometric technology is the science of analyzing specific human characteristics which are unique to each individual in order to identify a specific person from a broader population. First incorporated as BBG Engineering, the company became SAC Technologies in 1994.  The BIO-key name was introduced in 2002.

We develop and market advanced fingerprint identification biometric technology and software solutions. We also deliver advanced identification solutions and information services to law enforcement departments, public safety agencies and other government and private sector customers. Our mobile wireless technology provides first responders with critical, reliable, real-time data and images from local, state and national databases.

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

In 2004, BIO-key acquired Public Safety Group, Inc. (PSG), a privately held company that is a leader in wireless solutions for law enforcement and public safety markets. PSG’s primary technology is PocketCop™, a handheld solution that provides mobile officers, such as detectives who are not typically in their vehicles, a hand-held mobile information software solution.

Also in, 2004, BIO-key completed a transaction with Aether Systems, Inc. to purchase its Mobile Government Division (“Mobile Government” or “AMG”), a leading provider of wireless data solutions for use by public safety organizations, primarily state, local police, fire and rescue and emergency medical services organizations. Our PacketCluster mobile information software is integrated with 50 separate State/NCIC databases, as well as other state, local and federal databases. Its open architecture and its published Application Programming Interface (API) make it easy to interface with a wide range of information sources. PacketCluster products deliver real-time information in seconds, freeing dispatchers to handle more pressing emergencies.

In 2007, BIO-key competed a transaction with ZOLL Data Systems, Inc. (“ZOLL”), a subsidiary of ZOLL Medical Corporation, in which ZOLL acquired substantially all of the assets related to the Company’s Fire/EMS Services division.

As a result of these transactions, and as discussed in Note M to the Consolidated Financial Statements included in this report, we have organized the Company into two reporting segments:  Law Enforcement and Biometrics. During the year ended December 31, 2008, the Company continued to focus on its primary objectives of increasing revenue and managing expenses, by developing leadership technology and applications and by providing its customers with high quality support and service.

Markets

Finger-based Biometric Identification

BIO-key is a leader in finger-based biometric identification. In partnerships with OEMs, integrators, and solution providers, we provide biometric software solutions to private and public sector customers. BIO-key’s patented Vector Segment Technology (VST) is the foundation for these solutions. BIO-key’s WEB-key ® is a cost-effective, easy-to-deploy, fingerprint-based, strong authentication system. This unique solution allows users to positively identify themselves to any application with the simple scan of their finger. This capability is a significant improvement in both convenience and security over other alternatives and provides companies with a cost-effective solution to thwart phishing attacks and comply with government regulations and legislation such as FFIEC compliance, HIPAA, HSPD-12, and the Electronic Signatures Act. BIO-key couples these capabilities with device interoperability, system flexibility and scalability. BIO-key enables the use of 40 different fingerprint sensor technologies to enroll and identify employees, customers or business partners. BIO-key has formed relationships with providers of biometric logon software like IdentiPHI, Softex, Janus Associates, Sig-Tec and Computer Associates to provide enterprise-ready SingleSignOn systems to many large companies in the US and abroad. Through its partnership with Oracle, we have integrated our technology into the entire Fusion Middleware and Identity Management software stack to offer all of Oracle customers a scalable biometric authentication solution  Also, BIO-key has integrated VST to a pure physical access solution in NextGenID, which has been deployed across the US at many leading companies.

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

•                 Growth potential—BIO-key’s large base of more than 750  law enforcement agencies continues to be a strength that helps leverage additional sales from both existing customers and new customers.

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

•      New add-on applications:

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

An additional growth area is the introduction of BIO-key’s finger-based biometric identification to law enforcement. In addition to now offering biometric login to our traditional InfoServer product, we have introduced the IdentityMatch fingerprint identification solution, which lets law enforcement personnel capture fingerprints in the field. Using BIO-key’s patented Vector Segment Technology, IdentityMatch analyzes and categorizes fingerprints the same way a fingerprint expert would—only faster. IdentityMatch also enables multiple law enforcement agencies to share fingerprint data with other agencies. This powerful tool, built on BIO-key’s understanding of law enforcement requirements and its fingerprint technology, presents opportunities for the law enforcement business segment in the coming year.

Products

BIO-key® operates in two major segments—biometrics and law enforcement. These segments are described below and a list of products in each line is noted.

Biometrics

The Company’s biometric identification technology improves both the accuracy and speed of finger-based biometrics. The Company’s proprietary biometric technology extracts unique data from a fingerprint and uses it to positively identify an individual.  The technology has been built to be completely scalable to handle databases containing millions of fingerprints. BIO-key achieves the highest levels of discrimination without requiring any other identifying data—like a userID, smart card, or token.  BIO-key’s core technology supports interoperability on over 40 different commercially available readers.  This interoperability is a key differentiator for BIO-key in the biometric market.  BIO-key has full support for industry standards and recently received National Institute of Standards and Technology (“NIST”) certification on its ability to support HSPD-12 supported INCITS-378 templates.  We believe we have the largest deployment of ISO standard templates in the world with over 300 million created in Bangladesh.  Extending our products to support standards enables BIO-key to participate in large government projects like Transportation Workers Identification Card(TWIC), Registered Traveler projects, PIV initiatives, and FIXS consortium solutions. We believe our fingerprint identification technology has a broad range of information security and access control applications, including:

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

•                  IdentityMatch—  a web-based fingerprint biometric solution that allows various criminal custody agencies to quickly identify criminals at all points along the chain-of-custody throughout the criminal justice process.  This solution enables the sharing of information between trusted entities and personnel, from the booking agencies to parolee oversight.  IdentityMatch allows law enforcement agencies to capture and store fingerprints locally and to identify subjects by matching their fingerprint against those stored in the database, securely and in real time. Fingerprints can be captured using a live scan device from existing 10-print cards or through a wide variety of inexpensive commercially available fingerprint readers. This is an AFIS companion, rather than a replacement  product, designed to maximize the value of fingerprint data and also to provide a new level of safety for the law enforcement personnel.

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

•                  Strategic Alliance — BIO-key’s strategic alliances and reseller agreements with other vendors play a significant role in our overall sales efforts. In the past year, BIO-key has initiated and bolstered numerous important and promising long-term relationships. Just a few examples include:

•                  BIO-key is partnering with AT&T Wireless, the largest wireless carrier in the country, to first responders in a seven-county Tennessee consortium of fire, police and EMS agencies in access to mission critical information using BIO-key’s MobileCop solution in conjunction with AT&T Wireless’s EDGE wireless data network

•                  BIO-key is partnering with Research in Motion (RIM) and Sprint to increase the market penetration of PocketCop on BlackBerry smartphones through a national educational campaign and a promotional offer.

•                  BIO-key is an active member in the CA and Oracle partner programs, delivering authentication and identification solutions integrated with their Identity Management platform to all of their customers worldwide.

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

•                  Education —Educational Biometric Technologies and Identimetrics have incorporated BIO-key technology to enable school children to pay for school lunch programs and checkout library books using their fingerprints. VST technology enables schools to enroll these children and reduces the administrative costs of managing passwords and collecting payments.

•                  Commerce: ChoicePoint has implemented a check cashing solution using BIO-key’s VST technology to reduce fraud and identity theft.

•                  Patient Records and Information Management: Allscripts has integrated and deployed BIO-key’s biometric solution as a standard part of its Enterprise EHR solution.  The integrated solution has been deployed at George Washington University, Holzer Clinic, Medisync, and many other Allscripts customers. HBOC, one of the largest healthcare patient records and information management companies, has integrated BIO-key technology into their portal and has deployed their solution in a pilot for the Baptist Hospital System. Also, the Indiana Blood Center is incorporating BIO-key’s large scale identity assurance platform to provide a safe, secure and convenient means for donors to confirm their identity.

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

On April 15, 2008, BIO-key announced that the U.S. Patent and Trademark Office has issued US patent No. 7,359,553 covering BIO-key’s image enhancement and data extraction core algorithm components. The solution protected under this recently issued patent provides the capability to quickly and accurately transform a fingerprint image into a computer image that can be analyzed to determine the critical data elements

On October 15, 2008 BIO-key announced that the U.S. Patent and Trademark Office has issued US patent No. 7,415,605 for the company’s “Biometric Identification Network Security” method. The solution protected under this recently issued patent provides a defense against hackers and system attacks, while leveraging the industry standard Trusted Platform Module (TPM) specification for encryption key management.

On December 3, 2008 BIO-key announced that the U.S. Patent and Trademark Office has issued US patent No. 7,454,624 for the company’s “Match Template Protection within a Biometric Security System” method. The solution protected under this recently issued patent limits the scope of enrollment templates usage and also eliminates the need for revocation or encryption processes, which can be expensive and time consuming.

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

Research and Development

Our research and development efforts are concentrated on enhancing the functionality, reliability and integration of our current products as well as developing new and innovative products for biometrics and law enforcement. Although BIO-key believes that its identification technology is one of the most advanced and discriminating fingerprint technologies available today, the markets in which BIO-key compete are characterized by rapid technological change and evolving standards. In order to maintain its position in the market, BIO-key will continue to upgrade and refine its existing technologies. In 2006, BIO-key announced the launch of IdentityMatch, our fingerprint identification system. IdentityMatch offers a tool for agencies to store and search fingerprints and the associated demographic data, the ability to compare new prints with those previously captured as a low-cost AFIS alternative or to be used for a wide variety of routine identification transactions not supported by AFIS. IdentityMatch™ is currently being tested by a number of customers.

During the fiscal years ended December 31, 2008 and 2007, BIO-key spent approximately $4,489,000 and $4,995,000 respectively, on research, development and engineering. BIO-key’s limited customer base during that time did not directly bear these costs, which were principally funded through outside sources of equity and debt financing.

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

Employees and Consultants

As of February 13, 2009, BIO-key currently employed forty-two (42) individuals on a full-time basis: twenty-three (23) in engineering, customer support, research and development; eight (8) in finance and administration; and eleven (11) in sales and marketing. BIO-key also uses the services of nine (9) consultants (full and part-time), who provide engineering, finance, and technical services.

ITEM 1A. RISK FACTORS

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements appearing just before our Description of Business section above.

Business and Financial Risks

Based on our lack of significant revenue since inception and recurring losses from operations, our auditors have included an explanatory paragraph in their opinion as to the substantial doubt about our ability to continue as a going concern.

Due to, among other factors, our history of losses (excluding gains from valuation changes in embedded derivatives) and limited revenue, our independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2008 as to the substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared in accordance with accounting principals generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

Since our formation, we have historically generated minimal revenue and have sustained substantial operating losses.

As of December 31, 2008, we had negative working capital of approximately $4,100,000 and an accumulated deficit of approximately $54,781,000. Since our inception, we have focused almost exclusively on developing our core technologies and, until the fourth quarter of 2004 had not generated any significant revenue. In order to increase revenue, we have developed a direct sales force and anticipate the need to retain additional sales, marketing and technical support personnel and may need to incur substantial expenses. We cannot assure you that we will be able to secure these necessary resources, that a significant market for our technologies will develop or that we will be able to achieve our targeted revenue.

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

Our WEB-key ® authentication initiative represents a new approach to Internet security which has been adopted on a limited basis by companies which distribute goods, content or software applications over the Internet. The implementation of our WEB-key ® solution requires the distribution and use of a finger scanning device and integration of database and server side software. Although we believe our solutions provide a higher level of security for information transmitted over the Internet than existing traditional methods, unless business and consumer markets embrace the use of a scanning device and believe the benefits of increased accuracy outweigh implementation costs, our solution will not gain market acceptance.

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

We derive the majority of our revenue from government contracts, which are often non-standard, involve competitive bidding, may be subject to cancellation with or without penalty and may produce volatility in earnings and revenue.

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

A loss of our current Chairman of the Board of Directors or Chief Executive Officer could severely and negatively impact our operations. Our consulting contract with Thomas J. Colatosti, our Chairman of the Board, and acting Chief Financial Officer, expires in November 2009. Mr Colatosti continues to assist the Company in the areas of strategic planning and corporate finance. In addition, we have an employment contract with Michael W. DePasquale, our Chief Executive Officer, through May 2009. Although the contract does not prevent him from resigning, it does contain confidentiality and non-compete clauses which are intended to prevent him from working for a competitor within one year after leaving our Company. Our success depends on our ability to attract, train and retain employees with expertise in developing, marketing and selling software solutions. In order to successfully market our technology, we will need to retain additional engineering, technical support and marketing personnel. The market for such persons remains highly competitive and our limited financial resources will make it more difficult for us to recruit and retain qualified persons.

We can not assure you that the intellectual property protection for our core technology provides a sustainable competitive advantage or barrier to entry against our competitors.

Our success and ability to compete is dependent in part upon proprietary rights to our technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets and technical measures to protect our propriety rights. We have filed a patent application relating to both the optic technology and biometrics solution components of our technology wherein several claims have been allowed. Over the last few years, the U.S. Patent Office has issued us a series of patents for our Vector Segment fingerprint technology (VST), and our other core biometric analysis and identification technologies. We can not assure you that any additional patents will be issued or that we will have the resources to protect any patent from infringement. Although we believe our technology does not currently infringe upon patents held by others, we can not assure you that such infringements do not exist or will not exist in the future.

We may need to obtain additional financing to execute our business plan, which may not be available. If we are unable to raise additional capital or generate significant revenue, we may not be able to continue operations.

Since our inception, we have not generated significant, recurring revenue (other than revenue from acquired businesses) and have experienced substantial losses. In January 2006 we received approximately $1,000,000 in a private placement convertible debt offering, and in August 2006 we raised approximately $2,000,000 in gross proceeds through a private issuance of equity securities, of which $1,500,000 was received in cash and $500,000 was paid by an exchange of rights to declared and unpaid dividends. In May 2007 we received approximately $1,800,000 in net proceeds from the sale of our Fire/EMS Services division.

If we are unable to generate sufficient revenue to meet our goals, we will need to obtain additional third-party financing to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. Therefore, we may need to obtain additional financing through the issuance of debt or equity securities, or to restructure our financial position through similar transactions to those consummated during 2006 and 2007.

We cannot assure you that we will ever be able to secure any such financing on terms acceptable to us. If we cannot obtain such financing, we may not be able to execute our business plan or continue operations.

We may not achieve sustainable profitability with respect to the law enforcement and biometric components of our business if we are unable to maintain, improve and develop the wireless data services we offer.

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

As of December 31, 2008, approximately 67,691,000 shares of our common stock were reserved for issuance upon exercise or conversion of the following securities (at conversion prices applicable as at December 31, 2008):

•                  17,589,000 shares upon exercise of outstanding stock options and warrants;

•                  2,899,000 shares upon exercise of options available for future grant under our existing option plans; and

•                  47,203,000 shares or more upon conversion of our outstanding shares of Convertible Preferred Stock and cumulative dividends in arrears.

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

Our outstanding shares of Series A, B and C Convertible Preferred Stock (collectively, the “Preferred Stock”) and cumulative dividends in arrears are convertible into approximately 47,203,000 shares of common stock as of December 31, 2008, at a per share conversion price of $.30. Although many of the shares issuable upon conversion of our Preferred Stock are eligible for public resale under Securities Exchange Commission Rule 144, we agreed to file a registration statement to cover the public resale of all of these shares. This significant increase in the number of shares available for public sale may have a negative impact on the trading price of our shares and substantially dilute the ownership interests of our existing shareholders. In the event that our stock trades below $.30 per share, in order to raise additional financing we would likely be required to issue additional shares of common stock or securities convertible into common stock at a purchase or conversion price, as applicable, of less than $.30 per share. Any issuance of shares at a purchase price of less than $.30 per share would reduce the conversion price of our Preferred Stock to such lower price. This would require us to issue additional shares upon conversion of our Preferred Stock and further dilute the ownership interests of our existing shareholders. To the extent these factors are viewed negatively by the market, it may provide an incentive for persons to execute short sales of our common stock that could adversely affect the trading price of our common stock.

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

We have never declared or paid a dividend on our common stock. In addition, the terms of our outstanding Preferred Stock preclude us from declaring or paying a dividend on our common stock unless a dividend is also declared or paid, as applicable, on our Preferred Stock. We intend to retain earnings, if any, for use in the operation and expansion of our business and, therefore, do not anticipate paying any dividends on our common stock in the foreseeable future.

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

ITEM 2.                    DESCRIPTION OF PROPERTY

We do not own any real estate. We conduct operations from leased premises in Marlborough, Massachusetts (14,907 square feet), Eagan, Minnesota (6,822 square feet), Wall, New Jersey (4,179 square feet) and Fulton County, Georgia, (360 square feet). We believe our current facilities are adequate for the foreseeable future.

ITEM 3.                    LEGAL PROCEEDINGS

On February 2, 2009, Longview Special Finance, Inc. and Longview Fund, L.P. (the “Plaintiffs”) filed a complaint against the Company in the United States District Court for the Southern District of New York entitled Longview Special Finance, Inc. and Longview Fund, L.P. v. BIO-key International, Inc., in which the Plaintiffs are seeking $2,915,950 in damages and an unspecified amount of interest and attorney’s fees from the Company as a result of the Company’s alleged improper failure to redeem, on or prior to January 10, 2009, the outstanding shares of the Company’s Series B Convertible Preferred Stock and Series C Convertible Preferred Stock held by the Plaintiffs.  The Company believes that it has meritorious defenses and it intends to defend against these claims vigorously.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2008.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

2008:	High	Low

Quarter ended December 31, 2008	$0.11	$0.04
Quarter ended September 30, 2008	0.20	0.09
Quarter ended June 30, 2008	0.18	0.10
Quarter ended March 31, 2008	0.13	0.10

2007:	High	Low

Quarter ended December 31, 2007	$0.27	$0.10
Quarter ended September 30, 2007	0.20	0.07
Quarter ended June 30, 2007	0.30	0.17
Quarter ended March 31, 2007	0.35	0.20

Holders

As of February 13, 2009, the number of stockholders of record of our common stock was 172.

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

Equity Compensation Plan Information

For information regarding our equity compensation plans, see Item 12 included in this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

(a) On January 23, 2006, BIO-key International, Inc. entered into an Amendment and Waiver with Laurus pursuant to which Laurus allowed the Company to extend the maturity of the Secured Convertible Term Notes dated September 29, 2004 and June 7, 2005. The fixed conversion price under each of the Secured Notes was reset from $1.35 to $0.85 per share. In addition, the exercise price of all warrants to purchase Common Stock of the Company held by Laurus was reset to $1.00 per share. The Company issued 150,000 shares of the Company’s Common Stock to Laurus as consideration for this payment deferral. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

(b) On January 23, 2006, the Company issued Convertible Term Notes in the aggregate principal amount of $1,000,000 to certain investors. The Convertible Notes are convertible into 1,000,000 shares of Shares of Series B Convertible Preferred Stock of the Company at an initial fixed conversion of $0.70 per share for an aggregate amount of 1,428,571 shares. In addition the Company issued warrants to these certain investors to purchase 500,000 shares of common stock at an initial exercise price of $1.00  These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

(c) On August 10, 2006, BIO-key International, Inc. entered into an Amendment and Waiver with Laurus pursuant to which Laurus allowed the Company to pay principal amounts due and payable under the 2004 Senior Note and the 2005 Senior Note for the months of August and September 2006 to be paid in shares of the Company’s Common Stock priced at $0.50 per share, and defer principal amounts due and payable under the 2004 Senior Note for the months of October, November and December 2006 to January 1, 2008, the final maturity date of the 2004 Senior Note, and defer the principal amounts due and payable under the 2005 Senior Note for the months of October, November and December 2006 to December 1, 2008, the final maturity date of the 2005 Senior Note. The Company issued 150,000 shares of the Company’s Common Stock to Laurus as consideration for this payment amendment and deferral. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

(d) On August 10, 2006, the Company entered into a Securities Exchange Agreement with The Shaar Fund Ltd. and other institutional and accredited investors pursuant to which these investors agreed to exchange the principal amount outstanding under the Subordinated Notes, plus accrued and unpaid interest thereon, and certain liquidated damages payments owed by the Company for 592,032 shares of the Company’s Series C Convertible Preferred Stock at an initial fixed conversion of $0.50 per share. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

(e) On August 10, 2006, the Company issued an aggregate of 3,000,000 and 1,000,000 shares of common stock and warrants to purchase 400,000 and 133,333 shares of common stock at an exercise price of $0.75, to Trellus Partners, L.P. and The Shaar Fund Ltd., respectively, for aggregate gross proceeds of approximately $1,500,000 in cash, and $500,000 in declared and unpaid dividends. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

(f) Effective as of April 18, 2007, the Company entered into an Amendment and Waiver (the “April 2007 Senior Notes Amendment and Waiver”) with Laurus in connection with the 2004 and 2005 Senior Notes then held by Laurus. Under the April 2007 Secured Notes Amendment and Waiver, the Secured Notes issued by the Company to Laurus on September 29, 2004 and June 7, 2005 were amended as follows: the principal amount due and payable under the 2004 and 2005 Senior Notes for the months of March, April and May 2007 was deferred until the earlier of the closing of a qualified financing transaction, or the final maturity dates of the 2004 and 2005 Senior Notes, which were January 1, 2008 and December 1, 2008, respectively (“the Principal Deferral”). In addition, the Company agreed to issue 850,000 shares of restricted common stock to Laurus as consideration for: (i) the foregoing Principal Deferral; (ii) the full satisfaction of all of the Company’s default obligations to Laurus, which amounted to $622,764, that were incurred by the Company as a result of any Event of Default by the Company under the 2004 and 2005 Senior and Subordinated Note agreements; and (iii) the waiver of all prepayment fees and penalties arising from the Company prepaying the obligations under the Notes under certain circumstances. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion And Analysis Of Financial Condition And Results Of Operations, and other parts of this Report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the section captioned “RISK FACTORS” in Item 1A and elsewhere in this Report. The following should be read in conjunction with our audited financial statements included elsewhere herein.

The following Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (“MD&A”) is intended to help you understand BIO-key International (the “Company”, “we”, “us” or “our”). MD&A is provided as a supplement to and should be read in conjunction with our financial statements and the accompanying notes. Our MD&A includes the following sections:

OVERVIEW provides a description of our business, the major items that affected our business, and how we analyze our business. It then provides an analysis of our overall 2008 performance and a description of the significant events impacting 2008 and thereafter.

RESULTS OF OPERATIONS provides an analysis of the consolidated and segment results of operations for 2008 compared to 2007.

LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, financing, contractual obligations, and liquidity outlook.

CRITICAL ACCOUNTING POLICIES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.

RECENT ACCOUNTING STANDARDS by reference to Note 1 to the Consolidated Financial Statements provides a description of accounting standards which we have not yet been required to implement and may be applicable to our operations, as well as those significant accounting standards which were adopted during 2008.

OVERVIEW

Our Business

BIO-key develops and delivers advanced identification solutions and information services to customers in both the private sector and government, including law enforcement departments, and public safety agencies. Our high-performance, yet easy-to-deploy biometric finger identification technology accurately identifies and authenticates users of wireless and enterprise data, improving security, convenience and privacy while reducing identity theft. Our mobile wireless technology provides first responders with critical, reliable, real-time data and images from local, state and national databases. Today, over 750 police departments in North America depend on BIO-key solutions, making us one of the leading supplier of mobile and wireless solutions for public safety worldwide

In 2004, BIO-key acquired Public Safety Group, Inc. (PSG), a privately held company that is a leader in wireless solutions for law enforcement and public safety markets. PSG’s primary technology is PocketCop™, a handheld solution that provides mobile officers, such as detectives who are not typically in their vehicles, a hand-held mobile information software solution.

Also in 2004, BIO-key completed a transaction with Aether Systems, Inc. to purchase its Mobile Government Division (“Mobile Government” or “AMG”), a leading provider of wireless data solutions for use by public safety organizations, primarily state, local police, fire and rescue and emergency medical services organizations. Our PacketCluster mobile information software is integrated with 50 separate State/NCIC databases, as well as other state, local and federal databases. Its open architecture and its published Application Programming Interface (API) make it easy to interface with a wide range of information sources. PacketCluster products deliver real-time information in seconds, freeing dispatchers to handle more pressing emergencies.

In 2007, BIO-key completed a transaction with ZOLL Data Systems, Inc. (“ZOLL”), a subsidiary of ZOLL Medical Corporation, in which ZOLL acquired substantially all of the assets related to the Company’s Fire/EMS Services division.

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

RESULTS OF OPERATIONS

Consolidated Results of Operations

Two Year % trend

	Years ended December 31,
	2008	2007
Revenues
Services	56%	70%
License fees and other	44%	30%
	100%	100%
Costs and other expenses
Cost of services	10%	15%
Cost of license fees and other	3%	3%
	13%	18%
Gross Profit	87%	82%

Operating expenses
Selling, general and administrative	51%	86%
Research, development and engineering	35%	50%
	86%	136%
Operating income/(loss)	1%	-54%

Other income/(deductions)
Total other income/(deductions)	1%	-2%
Net Income/(loss) from continuing operations	2%	-56%
Net Income from discontinued operations	0%	4%
Gain/(loss) on disposal of discontinued operations	-1%	41%
Net income/(loss)	1%	-11%

The Company evaluates performance and allocates resources based on revenues and operating income (loss). Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment in addition to those allocated as a percentage based on the segments’ revenues and other factors. The segmentation of operating income as noted above and detailed below reflects how management evaluates its business.  Assets for the Company are commingled and are related to all operating segments. Management does not evaluate or identify the operating assets of the segments separately.

Revenues and Costs of goods sold

			2008 - 2007
	2008	2007	$ Chg	% Chg

Revenues
Law Enforcement
Service	$7,045,222	$6,904,856	$140,366	2%
License & other	2,451,283	2,168,344	282,939	13%
	9,496,505	9,073,200	423,305	5%
Biometrics
Service	191,515	60,850	130,665	215%
License & other	3,188,027	854,406	2,333,621	273%
	3,379,542	915,256	2,464,286	269%

Total Revenue	$12,876,047	$9,988,456	$2,887,591	29%

Cost of goods sold
Law Enforcement
Service	$1,195,602	$1,397,888	$(202,286)	(14)%
License & other	200,287	145,627	54,660	38%
	1,395,889	1,543,515	(147,626)	(10)%
Biometrics
Service	70,646	95,453	(24,807)	(26)%
License & other	268,606	145,808	122,798	84%
	339,252	241,261	97,991	41%

Total COGS	$1,735,141	$1,784,776	$(49,635)	(3)%

Revenues

Law Enforcement

For the year ended December 31, 2008, service revenue increased due to a combination of new license and associated maintenance deals, and the conversion of a long-term project customer into maintenance.  This increase was offset by existing customer cancellations.

For the year ended December 31, 2008, license and other revenue increased primarily due to product penetration into a number of new government agencies in Georgia, Hawaii, and Maryland.

Biometrics

For the year ended December 31, 2008, service revenue increased as the Company successfully bundled maintenance agreements to its expanding customer license base during the period, as well renewed existing maintenance agreements from its legacy customers during the period. The percentage of service revenue as a proportion of total Biometric revenue was steady at approximately 6% across the two periods reported.

For the year ended December 31, 2008, license and other revenue increased primarily as a result of sales generated from a new OEM customer, and was supplemented by additional license revenue from existing customers.

Costs of goods sold

Law Enforcement

For the year ended December 31, 2008, cost of services decreased from the 2007 period primarily due to a reduction in payroll costs of approximately $140,000, and the associated allocation of corporate overhead, of approximately $48,000.

For the year ended December 31, 2008, cost of licenses increased from the 2007 period as a result of the Company’s increased use of embedded third-party software, which had the effect of driving up license fees and royalty costs.

Biometrics

For the year ended December 31, 2008, cost of services decreased from the 2007 period due to lower personnel related expenses.  The Company expects these costs will increase in future periods as additional Biometric customers are added.

For the year ended December 31, 2008, cost of license and other increased from the 2007 period, due to an increase in hardware and third party software costs, driven by a larger customer base. While these costs increased year over year, the proportion of license and other costs to license and other revenues decreased to 8% from 17% over the two periods presented, indicating that the Company improved its margins in this emerging segment.

Selling, general and administrative

			2008 - 2007
	2008	2007	$ Chg	% Chg

Law Enforcement	$5,184,094	$7,142,929	$(1,958,835)	(27)%
Biometrics	1,369,828	1,430,934	(61,106)	(4)%

Total	$6,553,922	$8,573,863	$(2,019,941)	(24)%

The overall decline in the total SG&A costs for the year ended December 31, 2008 as compared to 2007 was primarily attributable to a reduction in headcount driven by our continued focus on expense management.  Payroll costs, which include permanent and temporary staff as well as the associated benefits, and commissions, were reduced by approximately $730,000, and the associated share-based compensation charges decreased by approximately $180,000 during 2008.

Professional fees dropped by approximately $860,000 throughout the 2008 year due to a number of factors. First, the Company was able to further reduce certain accounting and consulting fees incurred during 2007 relating to reporting and compliance issues the Company experienced due to the restatement of previously filed financial statements that occurred in 2007.  In addition, there were $426,000 in one-time legal and regulatory costs associated with our proposed acquisition of a Canadian company incurred in 2007.

During 2008, the Company extended its property lease at the Marlborough, MA location. The lower square footage of floor space rented will save the Company approximately $75,000 per month, when compared to the previous arrangement. Hence the allocation of facilities cost across the Law segment was lower.

Research, development and engineering

			2008 - 2007
	2008	2007	$ Chg	% Chg

Law Enforcement	$3,502,451	$3,997,678	$(495,227)	(12)%
Biometrics	986,341	997,121	(10,780)	(1)%

Total	$4,488,792	$4,994,799	$(506,007)	(10)%

Law Enforcement

For the year ended December 31, 2008, R & D costs decreased as compared to 2007 due to two main factors. Personnel related expenses, including the associated share-based compensation charges decreased by approximately $350,000 due to headcount reductions. Another driver of change in facilities charges was due to the Company extending its property lease at the Marlborough, MA location, as discussed above.

Biometrics

For the year ended December 31, 2008, R & D costs decreased as compared to 2007, primarily due to lower personnel costs, offset slightly by an increase in consultant expenses.

Other income and expense

			2008 - 2007
	2008	2007	$ Chg	% Chg

Interest income	$1,339	$3,097	$(1,758)	(57)%
Interest expense	(92,520)	(832,457)	739,937	(89)%
Derivative and warrant fair value adjustments	93,059	1,016,845	(923,786)	(91)%
Investment income	119,348	—	119,348	n/a
Loss on extinguishment of debt	—	(403,940)	403,940	(100)%
Other income (expense)	(34,885)	12,102	(46,987)	(388)%

	$86,341	$(204,353)	$290,694	(142)%

For the year ended December 31, 2008, the decrease in interest expense was attributable to repayment of all of the Company’s senior and subordinated debt obligations in May 2007.  Interest expense includes actual cash paid for interest as well as non-cash interest charges for the amortization of debt discounts, deferred charges, and deferred rent. The majority of interest expense for 2008 was associated with the Note Payable (Note L).

For the year ended December 31, 2008, derivative and warrant fair value adjustments decreased, when compared to the 2007 period, due to changes in the fair market value of embedded derivatives and detachable warrants issued with convertible debt in 2004 and 2005, as well as additional derivatives recorded as a result of financings in 2006. The fair value of the derivatives will fluctuate based on; our stock price on the valuation date, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate, and the time to maturity of the outstanding debt at different points in time. Stock price is the major driver behind the movement in the Company’s balances. In dollar terms, our stock price decreased less during the 2008 year when compared to the 2007 year, reducing the extent of the movement in value of the derivatives and warrants, and creating less substantial non-cash income.

As mentioned in Note Q to the consolidated financial statements, the balance of unamortized debt discounts, deferred financing charges, and derivatives with respect to the 2004 and 2005 financings were extinguished as part of the May 2007 debt repayment. The changes represented non-cash income and expense charges to the statement of operations and were classified as loss on extinguishment of debt.  There was no extinguishment of debt during 2008.

For the year ended December 31, 2008, investment income related to the realization of “available-for-sale” securities sold at its market value.

DISCONTINUED OPERATIONS

On May 22, 2007, we completed the sale of our Fire/EMS Services division for $7 million, amounting to a net gain to the Company of approximately $4 million. This business had previously been reported as a separate segment in our financial statements. For the fiscal years ended 2008 and 2007, $0, and $0.4 million of operating income, respectively, net of tax, were reflected as discontinued operations in the accompanying consolidated statements of operations.  Net sales associated with the discontinued operations were $0, and $1.5 million for 2008 and 2007, respectively. See “Note B — Discontinued Operations” for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES OVERVIEW

Net cash provided by operations during the year ended December 31, 2008 was approximately $129,000. The cash provided by operating activities of continuing operations was primarily due to the following items:

•                  Positive cash flows related to a decrease in accounts receivable, offset by a decrease in deferred revenue of approximately $1,440,000, and $810,000, respectively (net inflow of $630,000),

•                  Negative cash flows from payments with respect to the note payable, and a decrease in accrued liabilities of approximately $840,000 and $592,000, respectively (total outflow of $1,432,000),

•                  Negative cash flows from a reduction in deferred rent by approximately $350,000.

The following non-cash items reflected in the Company’s statement of operations are used to reconcile the net loss to the net cash used in operating activities during the year ended December 31, 2008:

•                  The Company issued notes in 2004, 2005 and 2006 and preferred stock in 2006, all of which contained embedded derivatives, and associated warrants. In 2008, the Company recognized gains of approximately $93,000 related to the decrease in value of the derivatives and associated warrants. The decrease in value is driven mainly by the decline in value of the underlying BIO-key stock,

•                  The Company recorded approximately $119,000 as gain on sale of investments in 2008,

•                  The Company recorded approximately $742,000 of charges in 2008 for the expense of amortizing intangible assets,

•                  The Company recorded approximately $415,000 of charges in 2008 for the expense of issuing options to employees for services.

INVESTING ACTIVITIES OVERVIEW

Net cash provided by investing activities for the year ended December 31, 2008 was approximately $619,000. The cash provided by investing activities for continuing operations was primarily driven by deposit returns of approximately $480,000, and the proceeds of approximately $119,000 from the sale of available-for-sale investments.

FINANCING ACTIVITIES OVERVIEW

The were no cash inflows or outflows related to financing activities during 2008.

Working capital deficit at December 31, 2008 was approximately $4,100,000 as compared to a deficit of approximately $5,796,000 at December 31, 2007, the improvement of which was driven mainly by the Company’s repayment of various liabilities and recognition of backlog items from deferred revenue.

Since January 7, 1993 (date of inception), our capital needs have been principally met through proceeds from the sale of equity and debt securities.

We do not expect any material capital expenditures during the next twelve months.

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Liquidity outlook

At December 31, 2008, our total of cash and cash equivalents was approximately $1,713,000, as compared to approximately $965,000 at December 31, 2007.

As discussed above, the Company has financed itself in the past through access to the capital markets by issuing convertible debt securities, convertible preferred stock and common stock. We currently require approximately $900,000 per month to conduct our operations. During 2008, we generated approximately $13,000,000 of revenue. While the Company expects to increase revenue in 2009, there can be no assurance that we will achieve that goal.

The Company remains obligated under a note payable to one of its subcontractors in the aggregate amount of approximately $1,100,000, which amount is scheduled to be paid by the Company on a monthly basis, with the final payment due on June 1, 2009.

In addition, as described further in Notes O and X to the financial statements included in this annual report, the Company is currently required to redeem certain of its outstanding shares of preferred stock, to the extent that the Company is legally permitted to do so, by paying cash to the holders of such shares in accordance with the terms of such preferred stock.

If we are unable to generate sufficient revenue to meet our goals, we will need to obtain additional third-party financing to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. Therefore, we may need to obtain additional financing through the issuance of debt or equity securities, or to restructure our financial position through similar transactions to those consummated during 2006 and 2007.

Due to several factors, including our history of losses and limited revenue, our independent auditors have included an explanatory paragraph in opinions they have previously issued related to our annual financial statements as to the substantial doubt about our ability to continue as a going concern. Our long-term viability and growth will depend upon the successful commercialization of our technologies and our ability to obtain adequate financing. To the extent that we require such additional financing, no assurance can be given that any form of additional financing will be available on terms acceptable to us, that adequate financing will be obtained to meet our needs, or that such financing would not be dilutive to existing stockholders. If available financing is insufficient or unavailable or we fail to continue to generate meaningful revenue, we may be required to further reduce operating expenses, delay the expansion of operations, be unable to pursue merger or acquisition candidates, or continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have, or are in the opinion of management reasonably likely to have, a current or future effect on our financial condition or results of operations. The office lease agreement signed by the Company in June 2008 states BIO-key was to maintain a security deposit in the form of an irrevocable letter of credit in the amount of $40,500. However, BIO-key and the landlord for the property subsequently agreed to have BIO-key place the funds in a third-party escrow account, to be returned at the conclusion of the lease term. The escrow is recorded as the non-current asset, restricted cash as at December 31, 2008.

CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates under different assumptions or conditions. There have been no material changes to these estimates for the periods presented in this Annual Report on Form 10-K.

We believe that of our significant accounting policies, which are described in Note A of the notes to our consolidated financial statements included in this Annual Report on Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

1. Revenue Recognition

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

2. Derivative and Warrant financial instruments

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

3. Goodwill and Intangible Assets

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

As provided by SFAS No. 142, the Company has elected to perform the annual assessment of the carrying value of all goodwill as of September 30th of each year using a number of criteria, including the value of the overall enterprise. As of December 31, 2008 and 2007, the Company believes that no impairment exists. Future impairment charges from previous or future acquisitions, if any, will be reflected as an operating expense in the statement of operations.

4. Research and Development Expenditures

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

5. Income Taxes

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

6. Accounting for Stock-Based Compensation

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

RECENT ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which is effective for calendar year companies on January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. Management has adopted SFAS 157.  The adoption of SFAS 157 had no impact on the Company’s financial condition and results of operations in 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which is effective for calendar year companies on January 1, 2008. The statement allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. The adoption of SFAS 159 had no impact on the Company’s financial condition and results of operations in 2008.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)) which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) are applicable to business combinations consummated on or after December 15, 2008 with early adoption prohibited. The adoption of SFAS 141(R) will have an impact on the Company’s accounting for business combinations in connection with any future acquisitions.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” (SFAS No.161) which amends and expands the disclosure requirements related to derivative instruments and hedging activities. The Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The provisions of SFAS 161 are effective for the fiscal year beginning January 1, 2009. The company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The adoption of FSP 157-3 had no impact on the Company’s financial condition and results of operations in 2008.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See financial statements appearing at pages 46-76 of this report

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2008 was carried out by the Company under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

During the review of the Company’s operating results for the period covered by this report, our CEO and CFO determined that, as of December 31, 2008, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms. Our management reached this conclusion after identifying our system to capture disclosure items, our internal process of review for account reconciliations, our documentation of internal controls and our internal process for preparing our annual report on Form 10-K for the fiscal year ended December 31, 2008 as being adequate to provide such assurance.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2008, the Company’s Chief Financial Officer, Frank Cusick, left the business, and was replaced by the Company’s Chairman of the Board, Thomas Colatosti, in an acting capacity.

During the fiscal quarter ended December 31, 2008, the Company supplemented its review and reporting structure through the use of outside experts to assist in the determination of applicable accounting treatments for certain complex business transactions, in order to provide adequate disclosure in the Company’s financial statements. The outside experts have also assisted with the review and testing of the Company’s internal control over financial reporting as of December 31, 2008.

ITEM 9B.           OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information about each director and executive officer of the Company.

NAME	AGE	POSITIONS HELD
Thomas J. Colatosti	60	Chairman of the Board of Directors and Chief Financial Officer
Michael W. DePasquale	54	Chief Executive Officer and Director
Jeffrey J. May (b)	49	Director
Charles P. Romeo(a) (c)	67	Director
John Schoenherr (b) (c)	56	Director

Randy Fodero	50	Vice President of Sales
Kenneth S. Souza	54	General Manager, Law Enforcement and Chief Technology Officer

(a)             From April 2004 to February 2005, Mr. Romeo was employed by the Company.

(b)            Audit Committee Member

(c)             Compensation Committee Member

The following is a brief summary of the business experience of each of the above-named individuals:

THOMAS J. COLATOSTI has served as a Director of the Company since September 2002, as Chairman of the Board since January 3, 2003, and as Chief Financial Officer since November 17, 2008. He served as Co-Chief Executive Officer of the Company from July 2005 to August 2006. Mr. Colatosti also currently serves as the Chief Executive Officer of American Security Ventures, a Lexington, Massachusetts-based consulting firm he founded which specializes in providing strategic management consulting services to emerging and developing companies in the homeland security industry.  Since August 18, 2005, Mr. Colatosti has served as a Director and President of Good Harbor Partners Acquisition Corp., a publicly-traded special purpose acquisition company formed to acquire businesses in the security sectors. From 1997 through June 2002, Mr. Colatosti served as the Chief Executive Officer of Viisage Technology, Inc., a publicly traded biometric technology company. Between 1995 and 1997, Mr. Colatosti served as President and Chief Executive Officer of CIS Corporation. Prior to CIS, Mr. Colatosti had a 21 year career with Digital Equipment Corporation. Among his executive positions he was  Vice President and General Manager of the company’s $1.2 billion Government Systems Division. Mr. Colatosti is considered a security industry authority.

MICHAEL W. DEPASQUALE has served as the Chief Executive Officer and a Director of the Company since January 3, 2003. He served as Co-Chief Executive Officer of the Company from July 2005 to August 2006. Mr. DePasquale brings more than 25 years of executive management, sales and marketing experience to the Company. Prior to joining BIO-key, Mr. DePasquale served as the President and Chief Executive Officer of Prism eSolutions, Inc., a Pennsylvania-based provider of professional consulting services and online solutions for ISO-9001/14000 certification for customers in manufacturing, healthcare and government markets, since February 2001. From December 1999 through December 2000, Mr. DePasquale served as Group Vice President for WRC Media, a New York-based distributor of supplemental education products and software. From January 1996 until December 1999, Mr. DePasquale served as Senior Vice President of Jostens Learning Corp., a California-based provider of multi media curriculum. Prior to Jostes, Mr. DePasquale held sales and marketing management positions with McGraw-Hill and Digital Equipment Corporation. Mr. DePasquale earned a Bachelor of Science degree from the New Jersey Institute of Technology.

JEFFREY J. MAY has served as a Director of the Company since October 29, 2001. Since December 2006, Mr. May has served as the CEO and Director of MagnaLynx, a semiconductor company specializing in high speed chip level communications. Since 1997, Mr. May has served as the President of Gideons Point Capital, a Minnesota-based investment and consulting firm focusing on assisting start-up technology companies. In 1983, Mr. May co-found Advantek, Inc., a manufacturer of equipment and materials for the semiconductor industry, which was sold in 1993. Mr. May continued to serve as a director and Vice-President of Operations of Advantek until 1997, when it had over 600 employees and sales in excess of $100 million. Mr. May earned a Bachelor of Science degree in Electrical Engineering from the University of Minnesota in 1983.

CHARLES P. ROMEO has served as a director of the Company since February 28, 2005 and from January 29, 2003 to April 19, 2004. From April 2004 until February 2005, he served as Vice President of Sales, Public Safety Division of the Company. From November 2005 to November 2007, Mr. Romeo served as the Vice President of Sales and Marketing for UNICOM, a Rhode Island systems integrator. From September 2002 until April 2004 Mr. Romeo has served as the President and Chief Executive Officer of FreedomBridge Technologies, Inc., a Rhode Island-based consulting firm to technology companies in the homeland security industry specializing in implementing direct and channel selling programs, strategic alliances and partnerships in the law enforcement market. Prior to founding FreeedomBridge, Mr. Romeo had a 33 year sales and marketing management career with Digital Equipment Corporation, Compaq Computer Corporation and Hewlett Packard. During his career, Mr. Romeo served as Vice President of Service Sales for a $500 million business unit, and Director of Public Sector Sales, a $275 million division of Hewlett Packard. Mr. Romeo authored The Sales Manager’s Troubleshooter, Prentice Hall 1998, which was named as one of the “top 10 must reads” by Sales and Marketing Magazine. Mr. Romeo earned a Bachelor of Science degree in Mathematics and Economics from the University of Massachusetts and an Executive MBA from Babson College.

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

RANDY FODERO has served as the Vice President of Sales since February 1, 2006. From July 2005 until February  2006, he was a sales consultant to the Company. Between July 2003 and July 2005, Mr. Fodero was the Vice President of Sales and Marketing, and from March 2003 to July 2003 Mr. Fodero was a member of the Company’s sales organization. Mr. Fodero has more than 20 years of successful executive and sales management experience. Prior to joining the Company, Mr. Fodero served as Director of Global Accounts for Veritas Software from February 2002 until January 2003. Between 1999 and February 2002, Mr. Fodero served in executive sales capacities with companies in the enterprise software industry, including Agile Software, and Memco Software, a leading provider of information security software to Fortune 1000 companies, where he was instrumental in increasing sales and enhancing shareholder value in connection with the sale of Memco to Platinum Technology. From 1990 through 1998, Mr. Fodero served as Vice President of Sales of CommVault Systems, where he grew sales from startup to over $36 million and participated in a management buyout.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the U.S. Securities and Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors and persons who own more than ten percent (10%) of the Company’s Common Stock to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of the Company’s Common Stock. Such officers, directors and ten percent (10%) stockholders are also required by applicable SEC rules to furnish the Company with copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on its review of the copies of such forms received by it, or written representations from such persons that no other reports were required for such persons, the Company believes that during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to the Company’s officers, directors and ten percent (10%) stockholders were satisfied in a timely fashion, except for the following:

a)              Thomas J. Colatosti — one late Form 4 filing with respect to the issuance of a total of 115,241 options on April 18, 2008.

b)             Jeff May — one late Form 4 filing with respect to the issuance of a total of 230,481 options on April 18, 2008.

c)              Charles Romeo — one late Form 4 filing with respect to the issuance of a total of 82,620 options on April 18, 2008.

d)             John Schoenherr — one late Form 4 filing with respect to the issuance of a total of 98,930 options on April 18, 2008.

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

Internet Address and SEC Reports

We maintain a website with the address www.BIO-key.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K (and, where applicable, 10-KSB), Quarterly Reports on Form 10-Q (and, where applicable, 10-QSB) and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Our SEC filings are also available over the internet at the SEC’s website www.sec.gov. Members of the public may read and copy any materials the Company files with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the public reference room is available by calling the SEC on 1800-SEC-0330.

ITEM 11.             EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation paid to or accrued by our chief executive officer (principal executive officer) and the two most highly compensated executive officers other than the principal executive officer, who were serving as executive officers at the end of December 31, 2008, for the fiscal years ended December 31, 2008 and 2007:

SUMMARY COMPENSATION TABLE

Name	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael W. DePasquale	2008	250,000	—	—	25,122	(1)	—	—	775	275,897
Chief Executive Officer	2007	250,000	—	—	110,545	(1)	—	—	775	361,320

Randy Fodero	2008	170,000	—	—	59,046	(1)	54,916	—	527	284,489
Vice President Sales	2007	170,000	—	—	101,768	(1)	57,755	—	527	330,050

Kenneth S. Souza	2008	200,000	—	—	15,701	(1)	—	—	620	216,321
General Manager, Law	2007	200,000	—	—	112,392	(1)	—	—	620	313,012
Enforcement and Chief Technology Officer

(1)             The aggregate grant date fair value of the option awards was estimated using the Black-Scholes option pricing model, with the assumptions listed in Note A to the Company’s financial statements. The amount shown in this column represents the compensation cost of awards recognized during the year for financial reporting purposes under FAS 123(R ), without regard to estimated forfeitures related to service-based vesting conditions for option awards.

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

Employment Agreements

On May 25, 2008, the Company entered into a one-year employment agreement with Michael W. DePasquale to serve as the Chief Executive Officer of the Company at an annual base salary of $250,000, subject to adjustment by the Board or Compensation Committee. In addition to the Base Salary, a “Performance Bonus” may be awarded to Mr. DePasquale on the basis of the Company achieving certain corporate and strategic performance goals, as determined by the Board in its sole discretion.

The employment agreement contains standard and customary confidentiality, non-solicitation and “work made for hire” provisions as well as a covenant not to compete which prohibits Mr. DePasquale from doing business with any current or prospective customer of the Company or engaging in a business competitive with that of the Company during the term of his employment and for the one year period thereafter. This agreement also contains a number of termination provisions as described in “Termination and Change in Control Arrangements” in this Item.

In connection with his appointment as Senior Vice President and Chief Technology Officer of the Company on October 4, 2004, we entered into a one year employment agreement with Kenneth S. Souza. The employment agreement provides for an annual base salary of $200,000 and a performance bonus in the amount of up to $76,000 payable upon achievement of certain performance criteria. Unless notice of non-renewal is provided to Mr. Souza at least two months prior to the end of the term, the employment agreement automatically renews for successive one year terms. This agreement also contains a number of termination provisions as described in “Termination Arrangements” in this Item.

Stock Option Grants

In the event of any change in the outstanding shares of our common stock by reason of a stock dividend, stock split, combination of shares, recapitalization, merger, consolidation, transfer of assets, reorganization, conversion or what the board deems to be similar circumstances, the number and kind of shares subject to outstanding options, and the exercise price of such options shall be appropriately adjusted in a manner to be determined in the sole discretion of the board. Furthermore, these option agreements contain a change of control provision as described in “Termination Arrangements” in this Item.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
DECEMBER 31, 2008

The following table sets forth for each named executive officer, information regarding outstanding equity awards as at December 31, 2008:

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares or units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Michael W. DePasquale	500,000	—	—	1.32	12/11/2010	—	—	—	—
	580,000	—	—	0.53	1/3/2010	—	—	—	—
	400,000	—	—	0.75	3/23/2013	—	—	—	—

Randy Fodero	600,000	—	—	0.60	11/11/2012	—	—	—	—
	100,000	—	—	0.75	3/23/2013	—	—	—	—

Kenneth S. Souza	300,000	—	—	1.05	9/15/2011	—	—	—	—
	250,000	—	—	0.75	3/23/2013	—	—	—	—

Narrative Disclosure to Outstanding Equity Awards at Fiscal Year End Table

The following are the material terms of each agreement, contract, plan or arrangement that provide for payments to one or more of our named executive officers at, following or pursuant to their resignation, retirement or termination, or in connection with a change in control of the Company.

Termination Arrangements

On May 25, 2008, the Company entered into a one-year employment agreement with Michael W. DePasquale to serve as the Chief Executive Officer of the Company. The Company may terminate the agreement at any time with or without cause. In the event of termination without cause, Mr. DePasquale shall continue to be paid his then current base salary for twelve months from the date of such termination.

On October 4, 2008, the Company renewed the annual agreement with Kenneth Souza to serve as Executive Vice President and General Manager, Law Enforcement of the Company. The Company may terminate the agreement at any time with or without cause. In the event of termination without cause, Mr. Souza shall continue to be paid his then current base salary for the greater of six months from the date of such termination or the number of months remaining until the end of the term of the employment agreement.

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

DIRECTOR COMPENSATION FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2008

The following table sets forth for each director, information regarding their compensation for the year ended December 31, 2008:

Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas J. Colatosti		—	—	8,333	(2)	—	—	—	8,333
Michael W. DePasquale	(1)	—	—	—		—	—	—	—
Jeffrey J. May		—	—	16,667	(2)	—	—	—	16,667
Charles P. Romeo		—	—	4,746	(2)	—	—	—	4,746
John Schoenherr		—	—	6,539	(2)	—	—	—	6,539

(1)	Refer to Narrative Disclosure To Summary Compensation Table for information pertaining to Mr. DePasquale’s employment agreement.

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

Narrative Disclosure to Director Compensation Table

Directors who are also officers of the Company receive no additional compensation for serving on the Board of Directors. The Company’s current policy is to issue options to purchase 50,000 shares of common stock to each non-employee director on an annual basis. The Chair of the Audit Committee receives options to purchase an additional 50,000 shares of common stock on an annual basis. No options were issued during 2007.

On April 18, 2008, Thomas Colatosti, Jeffrey May, Charles Romeo and John Schoenherr were granted options to purchase 115,241, 230,481, 82,620, and 98,930 shares of common stock, respectively, at an exercise price of $0.11 per share. Options totaling 65,241, 130,481, 32,620, and 48,930, respectively, immediately vested on issuance, with the remaining options to vest in equal increments over two years. The options expire on April 18, 2015.

In connection with his appointment to the Board of Directors in September 2002, and as acting Chief Financial Officer in November 2008, the Company has entered into a number of consulting arrangements with Thomas Colatosti. Under the most recent arrangement, which was entered into on November 17, 2008, Mr. Colatosti is to provide services to the Company and its subsidiaries and affiliates for a one year term ending November 16, 2009 at a rate of $12,500 per month.

We reimburse each of our non-employee directors for their reasonable expenses incurred in connection with attending meetings of the board of directors and related committees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 13, 2009, information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than five percent (5%) of the Company’s outstanding common stock. The following table also sets forth, as of such date, the beneficial ownership of the Company’s common stock by all officers and directors, individually and as a group. Unless otherwise indicated, the address of each person listed below is c/o BIO-key International, Inc., 3349 Highway 138, Building D, Suite B, Wall, NJ 07719

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(1)
Thomas J. Colatosti	1,595,241	(2)	2.4%
Michael W. DePasquale	2,000,000	(3)	2.9%
Jeffrey May	205,481	(4)	*
Charles P. Romeo	432,620	(5)	*
John Schoenherr	98,930	(6)	*
Randy Fodero	700,000	(7)	1.0
Kenneth S. Souza	550,000	(8)	*
Trellus Management Company, LLC
350 Madison Avenue 9th Floor New York, NY 10017	7,451,812		11.0%
All officers and directors as a group (8) persons	5,582,272		8.2%

*	Less than 1%

(1)

The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Securities Exchange Act of 1934 and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as, other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 67,876,880 shares of common stock outstanding as of February 13,2009.

(2)

Includes 615,241 shares issuable upon exercise of options and 875,000 shares issuable upon conversion of Series A Preferred Stock. Does not include 100,000 shares issuable upon options subject to vesting.

(3)	Includes 1,980,000 shares issuable upon exercise of options.

(4)	Consists of 205,481 shares issuable upon exercise of options. Does not include 150,000 shares issuable upon options subject to vesting.

(5)	Consists of 432,620 shares issuable upon exercise of options. Does not include 100,000 shares issuable upon options subject to vesting.

(6)	Consists of 98,930 shares issuable upon exercise of options. Does not include 150,000 shares issuable upon options subject to vesting.

(7)	Consists of shares issuable upon exercise of options.

(8)	Consists of shares issuable upon exercise of options.

The following table sets forth, as of December 31, 2008, information with respect to securities authorized for issuance under equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	80,000	$0.47	—
Equity compensation plans not approved by security holders	6,927,942	$0.78	2,899,316
Total	7,007,942	$0.78	2,899,316

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

As of December 31, 2008, there were outstanding options under the 1996 Plan to purchase 80,000 shares of common stock, and no shares were available for future grants.

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

As of December 31, 2008, there were outstanding options under the 1999 Plan to purchase 335,000 shares of common stock, and options to purchase an aggregate of 1,374,257 shares were available for future grants.

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

As of December 31, 2008, there were outstanding options under the 2004 Plan to purchase 2,837,941 shares of common stock, and options to purchase an aggregate of 1,162,059 shares were available for future grants.

In addition to options issued under the 1996, 1999 and 2004 Plans, the Company has issued options to employees, officers, directors and consultants to purchase common stock under the non plan. As of December 2008, there were outstanding options under the non plan to purchase 3,755,000 shares of common stock. The terms of these options are substantially similar to the provisions of the 1999 Plan and options issued thereunder.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Employment Arrangements

The Company has entered into employment agreements with Michael W. DePasquale and Kenneth S. Souza. See “EXECUTIVE COMPENSATION—Employment Agreements.”

Consulting Arrangement with Thomas J. Colatosti

In connection with his appointment to the Board of Directors in September 2002, and as acting Chief Financial Officer in November 2008, the Company has entered into a number of consulting arrangements with Thomas J. Colatosti. Under the most recent arrangement, which was entered into on November 17, 2008, Mr. Colatosti is to provide services to the Company and its subsidiaries and affiliates for a one year term ending November 16, 2009 at a rate of $12,500 per month.

Under the previous arrangement, which was entered into on July 12, 2007, Mr. Colatosti, provided services to the Company and its subsidiaries and affiliates for the year ended December 31, 2007 at a rate of $12,000 per month.

Director Independence

The Board applies the definition of independent director as set forth in NASDAQ Stock Market Rule 4200 (a)(15), as well as Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

In accordance with this guidance, the Board considers Mr. May, Mr. Schoenherr, and Mr. Romeo to be independent. Mr. May and Mr. Schoenherr are the members of the Company’s Audit Committee, while Mr. Schoenherr and Mr. Romeo are the members of the Company’s Compensation Committee.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows fees for professional audit services billed to us by CCR LLP (“CCR”) and DS&B, Ltd. (“DS&B”) for the audit of our annual consolidated financial statements for the years ended December 31, 2008, and 2007, and fees billed to us by CCR and DS&B for other services during 2008 and 2007:

	2008	2007
Audit Fees:
CCR	$148,400	$177,718
DS&B	—	2,148
	148,400	179,866
Audit-Related Fees
CCR	6,800	—

Tax Fees:
CCR	51,670	32,004
DS&B	—	459
	51,670	32,463

Total Fees	$206,870,329	$212,329

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by CCR and DS&B in connection with statutory and regulatory filings or engagements. Audit fees also include fees for services provided in connection with registration of securities, comfort letters, and review of documents filed with the SEC.

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and which are not reported under audit fees. These services relate primarily to mergers and acquisitions due diligence as well as advisory services as it pertains to the Sarbanes-Oxley Act and related rules and regulations;

Tax Fees consist of fees billed for professional services for tax compliance assistance rendered during the fiscal year.

Audit Committee Pre-Approval Procedures

The Audit Committee of our Board of Directors consists of Jeffrey J. May  and John Schoenherr. The Audit Committee approves the engagement of our independent auditors to render audit and non-audit services before they are engaged. All of the fees for 2008 and 2007 shown above were pre-approved by the Audit Committee.

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

ITEM 15.             EXHIBITS

(a) The following documents are filed as part of this Report. Portions of Item 13 are submitted as separate sections of this Report:

(1)  Financial statements filed as part of this Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets as at December 31, 2008 and 2007

Statements of Operations—Years ended December 31, 2008 and 2007

Statement of Stockholders’ Equity (Deficit)—Years ended December 31, 2008 and 2007

Statements of Cash Flows—Years ended December 31, 2008 and 2007

Notes to Financial Statements—December 31, 2008 and 2007

(2)   The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report

ITEM 8—FINANCIAL STATEMENTS

The following financial statements of BIO-key International, Inc. are included herein at the indicated page numbers:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BIO-key International, Inc.

Marlborough, MA

We have audited the accompanying consolidated balance sheets of BIO-key International, Inc. and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BIO-key International, Inc. and Subsidiary as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the consolidated financial statements, the Company has suffered substantial net losses in recent years, and has an accumulated deficit at December 31, 2008, which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are disclosed in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CCR LLP

Westborough, Massachusetts
March 9, 2009

BIO-key International, Inc and Subsidiary

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$1,712,912	$964,774
Restricted cash	—	153,094
Accounts receivable, net of allowance for doubtful accounts of $82,398 at December 31, 2008 and $113,771 December 31, 2007	721,022	2,129,797
Costs and earnings in excess of billings on uncompleted contracts	144,551	233,805
Inventory	13,159	4,879
Prepaid expenses	96,109	119,068
Total current assets	2,687,753	3,605,417
Equipment and leasehold improvements, net	92,238	177,282
Deposits and other assets	7,812	487,815
Restricted cash	40,500	—
Intangible assets—less accumulated amortization	582,701	1,324,269
Goodwill	7,836,986	7,836,986
Total non-current assets	8,560,237	9,826,352
TOTAL ASSETS	$11,247,990	$13,431,769

LIABILITIES
Accounts payable	$280,994	$1,162,690
Accrued liabilities	1,301,889	3,401,749
Notes payable	1,516,651	—
Deferred rent	6,541	367,986
Deferred revenue	3,684,476	4,468,748
Total current liabilities	6,790,551	9,401,173
Warrants	12,317	64,520
Redeemable preferred stock derivatives	439	41,295
Deferred rent	11,510	—
Deferred revenue	8,382	34,518
Total non-current liabilities	32,648	140,333
TOTAL LIABILITIES	6,823,199	9,541,506

Commitments and contingencies

Series B redeemable convertible preferred stock: authorized, 1,000,000 shares (liquidation preference of $1 per share); issued and outstanding 970,612 shares of $.0001 par value at December 31, 2008 and December 31, 2007	1,008,224	881,340
Series C redeemable convertible preferred stock: authorized, 600,000 shares (liquidation preference of $10 per share); issued and outstanding 592,032 shares of $.0001 par value at December 31, 2008 and December 31, 2007	6,498,516	5,776,231
	7,506,740	6,657,571

STOCKHOLDERS’ DEFICIT:
Series A convertible preferred stock: authorized, 100,000 shares (liquidation preference of $100 per share); issued and outstanding 30,557 shares of $.0001 par value, at December 31, 2008 and December 31, 2007	3	3
Common stock — authorized, 170,000,000 shares; issued and outstanding; 67,876,880 and 61,153,202 of $.0001 par value at December 31, 2008 and December 31, 2007, respectively	6,788	6,115
Additional paid-in capital	51,692,103	52,126,595
Accumulated deficit	(54,780,843)	(54,900,021)
TOTAL STOCKHOLDERS’ DEFICIT	(3,081,949)	(2,767,308)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,247,990	$13,431,769

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary

STATEMENTS OF OPERATIONS

	Years ended December 31,
	2008	2007

Revenues
Services	$7,236,737	$6,965,706
License fees and other	5,639,310	3,022,750
	12,876,047	9,988,456
Costs and other expenses
Cost of services	1,266,248	1,493,341
Cost of license fees and other	468,893	291,435
	1,735,141	1,784,776
Gross Profit	11,140,906	8,203,680

Operating expenses
Selling, general and administrative	6,553,922	8,573,863
Research, development and engineering	4,488,792	4,994,799
	11,042,714	13,568,662
Operating income/(loss)	98,192	(5,364,982)
Other income (deductions)
Interest income	1,339	3,097
Interest expense	(92,520)	(832,457)
Derivative and warrant fair value adjustments	93,059	1,016,845
Gain on sale of investments	119,348	—
Loss on extinguishment of debt	—	(403,940)
Other income (expense)	(34,885)	12,102
	86,341	(204,353)
Income/(loss) from continuing operations	184,533	(5,569,335)
Income from discontinued operations	—	440,105
Gain/(loss) on disposal of discontinued operations, net of expected tax of $0.	(65,354)	4,072,006
Net Income/(loss)	$119,179	$(1,057,224)

Loss applicable to common stockholders
Income/(loss) from continuing operations	184,533	(5,569,335)
Convertible preferred stock dividends and accretion	(1,890,503)	(1,891,624)
Loss applicable to common stockholders	$(1,705,970)	$(7,460,959)

Basic and Diluted Earnings per Common Share:
Loss applicable to common stockholders	$(0.03)	$(0.13)
Income from discontinued operations	—	0.01
Gain/(loss) on disposal of discontinued operations	(0.00)	0.07
Net loss	$(0.03)	$(0.05)

Weighted Average Shares Outstanding:
Basic and Diluted	64,159,473	58,692,979

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series B 15% Convertible Preferred Stock		Series C 15% Convertible Preferred Stock		Series A 7% Convertible Preferred Stock		Common Stock		Additional Contributed	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2006	1,000,000	$824,438	592,032	$5,234,214	30,557	$3	55,158,814	$5,516	$51,093,919	$(53,842,797)	$(2,743,359)

Accretion of preferred stock discount	—	126,480	—	449,444	—	—	—	—	(575,924)	—	(575,924)
Accretion of preferred stock dividends	—	149,341	—	903,243	—	—	—	—	(1,052,584)	—	(1,052,584)
Accretion of stock issuance costs	—	—	—	46,248	—	—	—	—	(46,248)	—	(46,248)
Conversion of preferred stock and cumulative dividends in arrears into common stock	(29,388)	(218,919)	—	(856,918)	—	—	4,576,206	457	1,119,773	—	1,120,230
Conversion of principal and accrued interest on convertible notes into common stock	—	—	—	—	—	—	1,418,182	142	772,623	—	772,765
Fair market adjustment on equity issuance and warrant modification	—	—	—	—	—	—	—	—	124,999		124,999
Share-based compensation	—	—	—	—	—	—	—	—	690,037	—	690,037
Net loss	—	—	—	—	—	—	—	—	—	(1,057,224)	(1,057,224)

Balance as of December 31, 2007	970,612	$881,340	592,032	$5,776,231	30,557	$3	61,153,202	$6,115	$52,126,595	$(54,900,021)	$(2,767,308)

Accretion of preferred stock discount	—	126,480	—	449,444	—	—	—	—	(575,924)	—	(575,924)
Accretion of preferred stock dividends	—	148,422	—	905,316	—	—	—	—	(1,053,738)	—	(1,053,738)
Accretion of stock issuance costs	—	—	—	46,247	—	—	—	—	(46,247)	—	(46,247)
Conversion of preferred stock and cumulative dividends in arrears into common stock	—	(148,018)	—	(678,722)	—	—	6,723,678	673	826,067	—	826,739
Share-based compensation	—	—	—	—	—	—	—	—	415,350	—	415,350
Net income	—	—	—	—	—	—	—	—	—	119,179	119,179

Balance as of December 31, 2008	970,612	$1,008,224	592,032	$6,498,516	30,557	$3	67,876,880	$6,788	$51,692,103	$(54,780,843)	$(3,081,949)

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2008	2007

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income/(loss)	$119,179	$(1,057,224)
Less:
Income from discontinued operations	—	(440,105)
Loss/(gain) on disposal of discontinued operations	65,354	(4,072,006)
Income/(loss) from continuing operations	184,533	(5,569,335)
Adjustments to reconcile net loss to cash used in operating activities:
Derivative and warrant fair value adjustments	(93,059)	(1,016,845)
Gain on sale of investments	(119,348)	—
Loss on extinguishment of debt	—	403,003
Depreciation	112,669	252,678
Amortization
Intangible assets	741,568	761,258
Deferred financing costs	—	83,871
Discounts on convertible debt related to warrants and beneficial conversion features	—	360,245
Allowance for doubtful receivables	(31,373)	(27,856)
Deferred rent	(349,935)	(499,864)
Fair market value adjustment on equity issuance and warrant modification	—	124,999
Share-based compensation	415,350	657,599
Change in assets and liabilities:
Accounts receivable trade	1,440,148	748,647
Costs and earnings in excess of billings on uncompleted contracts	89,254	920,054
Inventory	(8,280)	6,488
Prepaid expenses and other	22,959	1,162
Accounts payable	(33,105)	(174,394)
Billings in excess of costs and earnings on uncompleted contracts	—	(11,429)
Accrued liabilities	(591,680)	(500,812)
Note payable	(840,120)	—
Deferred revenue	(810,408)	742,931
Net cash provided/(used) for continuing operations	129,173	(2,737,600)
Net cash provided by discontinued operations	—	576,383
Net cash provided/(used) for operating activities	129,173	(2,161,217)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(38,156)	(49,211)
Deposits	480,003	312,538
Proceeds from the sale of the Fire/EMS business	(65,354)	7,000,000
Transfer of funds from (to) restricted cash	112,594	(153,094)
Proceeds from sale of investments	119,348	—
Proceeds from sale of assets	10,530	—
Patent costs	—	58,164
Net cash provided by continuing operations	618,965	7,168,397
Net cash used for discontinued operations	—	(7,615)
Net cash provided by investing activities	618,965	7,160,782
CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of long term obligations	—	(4,661,958)
Net cash used for continuing operations	—	(4,661,958)
Net cash used for discontinued operations	—	—
Net cash used for financing activities	—	(4,661,958)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	748,138	337,607
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	964,774	627,167
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,712,912	$964,774

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

Basis of Presentation

We have only recently begun to generate significant revenues and have incurred significant losses to date, and at December 31, 2008, we had an accumulated deficit of approximately $55 million. In addition, broad commercial acceptance of our technology is critical to the Company’s success and ability to generate future revenues.

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

3. Cash and Cash Equivalents

Cash equivalents consist of certificates of deposit and all other liquid investments with original maturities of three months or less. The Company maintains its cash balances in a financial institution in Nevada. These balances are insured by the Federal Deposit Insurance Corporation up to $250,000.

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

The estimated useful lives used to compute depreciation and amortization for financial reporting purposes are as follows:

Equipment and leasehold improvements
Equipment	3-5 years
Furniture and fixtures	3-5 years
Software	3 years
Leasehold improvements	life or lease term

Intangible assets
Copyrighted software	5 years
Customer relationships	5 years
Trademarks	5 years
Developed technology	5 years
Marketing agreements	5 years
Patents	life

Deferred financing fees	3 years

The estimated aggregate amortization expense of intangible assets for the five years following December 31, 2008 is approximately as follows:

Year ending December 31,	($)
2009	342,597
2010	12,315
2011	12,315
2012	12,315
2013	12,315

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

8. Goodwill and Intangible Assets

Goodwill represents the excess of costs of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. The Company has adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets., which requires the Company to test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize. Accordingly, the Company has not amortized goodwill. As provided by SFAS No. 142, the Company has elected to perform the annual assessment of the carrying value of all goodwill as of September 30th of each year using a number of criteria, including the value of the overall enterprise. As of December 31, 2008 and 2007, the Company believes that no impairment exists. Future impairment charges from previous or future acquisitions, if any, will be reflected as an operating expense in the statement of operations.

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

10. Advertising Expense

The Company expenses the costs of advertising as incurred. Advertising expenses for the years ended December 31, 2008 and 2007, were approximately $131,000 and $144,000, respectively.

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

The compensation expense recognized under SFAS 123R increased the Company’s loss from continuing operations by $415,350 and $657,599 with a $0.01 effect per share (basic and diluted), for the years ended December 31, 2008 and 2007 respectively.

The following table presents share-based compensation expenses for continuing operations included in the Company’s consolidated statements of operations:

	Year ended December 31,
	2008	2007

Cost of services	$16,494	$18,842
Selling, general and administrative	279,818	467,583
Research, development and engineering	119,038	171,174
	$415,350	$657,599

Valuation Assumptions for Stock Options

For the years ended December 31, 2008 and 2007, 759,272 and 290,000 stock options were granted, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

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

17. Comprehensive Income/(Loss)

Comprehensive income/(loss) consists of net loss and other gains and losses affecting shareholders’ equity/(deficit) that, under generally accepted accounting principles, are excluded from net income/(loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” The Company, however, does not have any components of other comprehensive income/(loss) as defined by SFAS No. 130 and therefore, for the years ended December 31, 2008 and 2007, comprehensive income/(loss) is equivalent to the Company’s reported net income/(loss). Accordingly, a separate statement of comprehensive income/(loss) is not presented.

18. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which is effective for calendar year companies on January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. Management has adopted SFAS 157.  The adoption of SFAS 157 had no impact on the Company’s financial condition and results of operations in 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which is effective for calendar year companies on January 1, 2008. The statement allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. The adoption of SFAS 159 had no impact on the Company’s financial condition and results of operations in 2008.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)) which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS No. 141(R) are applicable to business combinations consummated on or after December 15, 2008 with early adoption prohibited. The adoption of SFAS 141(R) will have an impact on the Company’s accounting for business combinations in connection with any future acquisitions.

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

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The adoption of FSP 157-3 had no impact on the Company’s financial condition and results of operations in 2008.

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

During the period ended December 31, 2007, $250,000 of the escrow balance was released to ZOLL. The remaining escrow balance was remitted to the Company on May 6, 2008.  From the remaining balance, $50,000 was paid as a settlement of a customer claim associated with the discontinued Fire Segment, and $15,354 was paid as related professional fees to settle the claim, resulting in a loss on disposal of the Fire Segment of $65,354 during 2008.

Prior to the sale, Fire had been reported as a separate segment. The Company sold its Fire Segment to better focus on its core lines of business. The Fire Segment has been reported as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and all periods presented have been recast accordingly to reflect these operations as discontinued.

Revenues and net income (loss) for the Fire Segment for the years ended December 31, 2008 and 2007 were as follows:

	Year Ended December 31,
	2008	2007

Revenues	—	1,546,746
Net income (loss)	—	440,105

NOTE C—ACQUISITIONS

Acquisition of Mobile Government

On September 30, 2004, we acquired certain assets and assumed certain liabilities of the Mobile Government division of Aether Systems, Inc (Aether). The aggregate purchase price of the acquisition was $12,198,171.

In conjunction with the acquisition of the Mobile Government division, the Company was required to place funds into escrow, which comprised of the following as at December 31:

	2008	2007

Escrow balance	$—	$479,403

The escrow amounts represented funds available to Aether in the event the Company defaulted on the sublease agreement. The funds were made available for use by the company on termination of the lease in August 2008.

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

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, as follows:

	Years Ended December 31,
	2008	2007

Customer A	15%	—

The Company had concentrations of customers in certain industry groups which represented 10% or more of the Company’s total revenue, as follows:

	Years Ended December 31,
	2008	2007

Government	74%	91%
Commercial	26%	*

*              Less than 10% of total revenue

The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

	Years Ended December 31,
	2008	2007

Customer B	11%	—
Customer C	23%	*
Customer D	—	25%
Customer E	—	12%

*              Less than 10% of total accounts receivable

The Company had certain customers whose balance of costs and earnings in excess of billings on uncompleted contracts individually represented 10% or more of the Company’s total costs and earnings in excess of billings on uncompleted contracts, as follows:

	Years Ended December 31,
	2008	2007

Customer D	100%	100%

NOTE E—COSTS AND EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

The components of uncompleted contracts consisted of the following as of December 31:

	2008	2007

Cost and earnings incurred on uncompleted contracts	$7,483,122	$7,338,571

Less billings to date	(7,338,571)	(7,104,766)

	$144,551	$233,805

Costs and earnings in excess of billings on uncompleted contracts	$144,551	$233,805

Billings in excess of costs and earnings on uncompleted contracts	—	—

	$144,551	$233,805

NOTE F—PREPAID EXPENSES

Prepaid expenses consisted of the following as of December 31:

	2008	2007

Insurance and software licenses	$92,909	$113,968
Other	3,200	5,100

Total	$96,109	$119,068

NOTE G—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following as of December 31:

	2008	2007

Equipment	$555,792	$517,658
Furniture and fixtures	148,517	187,984
Software	136,355	136,355
Leasehold improvements	198,889	198,889
	1,039,553	1,040,886

Less accumulated depreciation and amortization	(947,315)	(863,604)

Total	$92,238	$177,282

NOTE H—OTHER ASSETS

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007, were as follows:

	Law Segment	Fire Segment	Total

Balance as of January 1, 2007	$7,836,986	$3,552,668	$11,389,654
Goodwill included in gain on disposal of reporting unit	—	(3,552,668)	(3,552,668)

Balance as of December 31, 2007	$7,836,986	$—	$7,836,986

Additions/subtractions	—	—	—

Balance as of December 31, 2008	$7,836,986	$—	$7,836,986

Intangible Assets

Intangible assets consisted of the following as of December 31:

	2008			2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Copyrighted software	$1,181,429	$(1,122,357)	$59,072	$1,181,429	$(886,071)	$295,358
Customer relationships	617,271	(524,679)	92,592	617,271	(401,225)	216,046
Trademarks	807,872	(724,673)	83,199	807,872	(563,099)	244,773
Developed technology	434,353	(369,201)	65,152	434,353	(282,330)	152,023
Marketing agreements	605,340	(575,073)	30,267	605,340	(454,005)	151,335
Patents and patents pending	298,059	(45,640)	252,419	298,059	(33,325)	264,734

Total	$3,944,324	$(3,361,623)	$582,701	$3,944,324	$(2,620,055)	$1,324,269

Aggregate amortization expense for the year ended December 31, 2008 and 2007, was $741,568 and $761,258 respectively.

Deferred financing costs

Deferred financing costs are amortized based upon the lives of the respective debt obligations. Due to the repayment of all convertible debt during the 2007 year, the net book value of the associated deferred financing costs was written off to Loss on Extinguishment of Debt (see Note Q).

Amortization of deferred financing costs prior to the repayment of convertible debt was included in interest expense, and was $83,871 for the year ended December 31, 2007.

Deposits

Deposits consisted of the following as of December 31:

	2008	2007

Lease deposit with Aether	$—	$479,403
Property deposits	7,812	8,412

Total	$7,812	$487,815

Lease and property deposits are held over the Company’s premises as security for contractual performance under certain operating leases. At the conclusion of these lease arrangements, which is expected to occur over a number of dates through August 2009, the lease and property deposits shall be returned to the Company.

Restricted cash

During the 2008 year, the Company extended its property lease at the Marlborough, MA location. Pursuant to the agreement BIO-key was to maintain a security deposit in the form of an irrevocable letter of credit in the amount of $40,500. However, BIO-key and the landlord for the property subsequently agreed to have BIO-key place the funds in a third party escrow account, to be returned at the conclusion of the lease term, in August 2011. The escrow is recorded as the non-current asset, restricted cash as at December 31, 2008.

NOTE I—ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31:

	2008	2007

Contract costs not yet invoiced by vendors	$105,788	$2,185,610
Compensation	136,620	140,314
Compensated absences	383,454	367,731
Royalties	267,400	371,158
Interest	176,083	176,083
Other	232,544	160,853

Total	$1,301,889	$3,401,749

NOTE J—RELATED PARTY

Consulting Arrangement with Thomas J. Colatosti

In connection with his appointment to the Board of Directors in September 2002, and as acting Chief Financial Officer in November 2008, the Company entered into a number of consulting arrangements with Thomas J. Colatosti. Under the most recent arrangement, which was entered into on November 17, 2008, Mr. Colatosti serves as acting Chief Financial Officer at a rate of $12,500 per month from October 15, 2008.

Mr. Colatosti has substantial experience in the biometric industry and in addition to his role as the Chairman of the Board of Directors of the Company, provides extensive service to the Company in the areas of strategic planning and corporate finance. During the year ended December 31, 2008, the Company paid Mr. Colatosti approximately $37,500.

NOTE K—DEFERRED REVENUE

The components of Deferred Revenue are as follows as of December 31:

	2008	2007

Current Portion
Maintenance contracts	$3,195,547	$3,638,988
Fully deferred systems, installation and acceptance revenue	488,929	829,760
	3,684,476	4,468,748
Long-Term Portion
Maintenance contracts	8,382	34,518

Total	$3,692,858	$4,503,266

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

NOTE L—NOTES PAYABLE, CONVERTIBLE DEBT FINANCING / WARRANTS

Notes Payable

Note Payable consisted of the following as of December 31:

	2008	2007

Notes payable	$1,516,651	$—

On July 28, 2008, the Company entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with a vendor in order to resolve all matters relating to invoices totaling approximately $2,350,000 that the Company received in January 2008 for materials that had been delivered by the vendor, as a subcontractor on a long-term project for which the Company had served as the prime contractor.  Pursuant to the Settlement Agreement, the parties agreed to a payment schedule under which the Company will be required to satisfy this outstanding balance, plus interest at seven percent (7%) per annum on the unpaid portion of the balance, in full on or before June 1, 2009.  In return, the vendor agreed to forbear from exercising any of its rights and remedies against the Company with respect to these amounts so long as the Company remains in compliance with its obligations under the Settlement Agreement.

Convertible Debt Financing/Warrants

Long-term obligations consisted of the following as of December 31:

	2008	2007

2004
FMV of warrants	$291	$11,663
2005
FMV of warrants	6,666	34,644
2006
FMV of warrants	5,360	18,213

Total	$12,317	$64,520

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

The account balance shown represents the fair market value of warrants issued in conjunction with debt offerings undertaken from the 2004 to 2006 fiscal years. The Warrants are classified as liabilities and were valued as of December 31, 2008 and 2007, using the Black Scholes Option Pricing model with the following assumptions:

	Year ended December 31,
	2008	2007
Dividend Yield	0%	0%
Annual volatility	112-121%	84-92%
Risk-free interest rate	0.32-0.78%	3.0-4.0%

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

NOTE M—SEGMENT INFORMATION

The Company’s consolidated operations are divided into two segments: Law and Biometric. The Company evaluates performance and allocates resources based on revenues and operating income (loss). Operating income (loss) for each segment includes selling, general and administrative expenses directly attributable to the segment in addition to those allocated as a percentage based on the segment’s budgeted revenues. The segmentation of operating income (loss) as noted above and detailed below reflects how management evaluates its business.  Assets for the Company are commingled and are related to all operating segments. Management does not evaluate or identify the operating assets of the segments separately.

Prior to the sale of the Fire business in May 2007, Fire had been reported as a separate segment. Prior periods presented have been recast accordingly to reflect these operations as discontinued. Geographically, North American sales accounted for approximately 99% and 100% of the Company’s total sales for fiscal years 2008 and 2007, respectively.

Summarized financial information concerning our reportable segments is shown in the following table:

	For the Years Ended December 31,
	2008	2007

Revenue:
Law	$9,496,505	$9,073,200
Biometrics	3,379,542	915,256
Consolidated Revenue	12,876,047	9,988,456
Segment operating income/(loss)
Law	(585,929)	(3,610,922)
Biometrics	684,121	(1,754,060)
Total Segment Operating Income/(loss)	98,192	(5,364,982)
Reconciliation to net income/(loss)
Interest income	1,339	3,097
Interest expense	(92,520)	(832,457)
Derivative and warrant fair value adjustments	93,059	1,016,845
Investment income	119,348	—
Loss on extinguishment of debt	—	(403,940)
Other income/(expense)	(34,885)	12,102
Net income/(loss) from continuing operations	86,341	(5,569,335)
Income from discontinued operations	—	440,105
Gain/(loss) on disposal of discontinued operations	(65,354)	4,072,006
Net income/(loss)	$119,179	$(1,057,224)

NOTE N—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company does not own any real estate but conducts operations from four leased premises. These non-cancelable operating leases expire at various dates through 2014. In addition to base rent, the Company pays for property taxes, maintenance, insurance and other occupancy expenses according to the terms of the individual leases. The Company also leases equipment, with a non-cancelable operating lease expiring in 2010.

In connection with the Company’s acquisition of AMG in 2004, the Company entered into a sub-lease with Aether, which required monthly lease payments in excess of existing market rates. Rent expense was recorded at the market rate and charged on a straight-line basis through August 31, 2008, the termination date of the lease.

Minimum rental commitments of non-cancelable operating leases are approximately as follows:

Years ending December 31,
2009	$402,091
2010	422,816
2011	320,736
2012	99,615
2013	99,615
More than 5 years	74,712

$1,419,585

Rental expense was approximately $786,000 and $942,000 during 2008 and 2007, respectively.

Employment Agreements

The Company has employment agreements with four employees. These agreements allow the continuation of the employee’s salary in the event of termination without cause. The agreements also acknowledge the employee’s eligibility to participate in the Company’s bonus and option plans, the terms of which have not yet been established. As of December 31, 2008, the aggregate commitment under these agreements was approximately $524,000.

Legal Proceedings

In the normal course of business, the Company periodically becomes involved in litigation. As of December 31, 2008, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On February 2, 2009, Longview Special Finance, Inc. and Longview Fund, L.P. (the “Plaintiffs”) filed a complaint against the Company in the United States District Court for the Southern District of New York entitled Longview Special Finance, Inc. and Longview Fund, L.P.v. BIO-key International. Inc., in which the Plaintiffs are seeking $2,915,950 in damages and an unspecified amount of interest and attorney’s fees from the Company as a result of the Company’s alleged improper failure to redeem the outstanding shares of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock held by the Plaintiffs. The Company has not accrued any significant additional liabilities as a result of this matter as the Company believes that it has meritorious defenses and it intends to defend against these claims vigorously. See also Note X to these Financial Statements.

Accrued Royalties

From time to time, the Company licenses or sells products which may include technology obtained from third parties under a royalty agreement. These agreements obligate the company to pay the third party a fixed fee, or in some instances, a percentage of the associated revenue. The fees are generally due and payable only when software has been installed and accepted by the customer. For the years ended December 31, 2008 and 2007, royalty expense was approximately $51,000 and $102,000, respectively.

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

The Company’s most significant exposure to liquidated and other damages is with its largest contract with Hamilton County, Ohio (“Hamilton”). The Hamilton contract limits the Company’s liability for damage to approximately $10,000,000. Management believes the contract was completed within the agreed contract term, including defined specifications for performance, and accordingly, payment of damages under the contract is not likely. However, the project is under warranty until February 2009, and there can be no assurance damages will not be incurred during the remainder of the warranty period. If damages are incurred there can be no assurance that any amounts required to be paid will not be material to the financial statements.

Warranty Reserve

In some instances the Company may make commitments to provide additional products or services to customers beyond those obligations specified in the contract or those provided in standard maintenance agreements or ordinary upgrades. These commitments usually arise in complex customer installations and are granted to help ensure customer satisfaction. As of December 31, 2008, there was no material requirement for an accrued warranty liability reserve.

NOTE O— EQUITY

1. Mezzanine Equity

Redeemable Preferred Stock

Series B Convertible Preferred Stock

The Company issued 1,000,000 shares of redeemable Series B Convertible Preferred Stock on February 23, 2006, upon the conversion of the 2006 Convertible Notes. Each share of Series B preferred stock has an Original Issue Price of $1.00 per share. The holder has the option to redeem the shares of Series B preferred stock at any time for a number of shares of the Company’s common stock equal to the Original Issue Price plus accumulated and unpaid dividends divided by the fixed conversion price of $0.30 per share of Common Stock. The conversion price is subject to adjustment if common stock is issued by the Company subsequent to the original issue date of the Series B preferred stock, except for other conversions, options, warrants, dividends paid in stock or pursuant to an acquisition by the Company, at a price less than the conversion price. Mandatory conversion of all Series B shares will be automatic if, for the 30 trading days prior to January 1, 2009, the average closing bid price for one share of common stock is at least $1.10. The shares shall be converted at the conversion price then in effect. If the average bid price for the 30 trading days prior to January 1, 2009 per common share is less than $1.10 the Company shall mandatorily redeem all remaining outstanding Series B preferred stock by paying cash equal to $1.00 per share with all accrued and unpaid dividends.  The Company may, at its election, redeem any or all of the remaining outstanding Series B shares in cash at a conversion price equal to $1.20 per share, together with all accrued and unpaid dividends upon giving 30 day notice. Holders of the Series B preferred stock are entitled to cumulative, prior and in preference to holders of common stock dividends equal to 15% per annum of the Original Purchase Price still outstanding, payable quarterly commencing April 1, 2006. In any liquidation of the Company, each share of preferred stock is entitled to a liquidation preference on a pari passu basis with the Series A and Series C Preferred stock before any distribution may be made on the Company’s common stock. See also Note X to these Financial Statements.

As of December 31, 2008 and 2007, 1,000,000 preferred stock shares were authorized, 970,612 of which were issued and outstanding, at a par value of $0.0001 and a liquidation preference of $1.00 with accumulated dividends in arrears of $37,207, which have been accreted to the principal balance of the Series B preferred stock.

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

As of December 31, 2008 and 2007, the derivatives were valued at $111 and $6,005, respectively.

An amount equal to the original value of the derivatives was recorded as a discount to the Preferred Stock.  The discount is being accreted to the principal balance of the Preferred Stock, using the effective interest method, over the expected term of the term of the Preferred Stock.  At December 31, 2008 and 2007, the unamortized discount on the Preferred Stock was $0 and $126,480, respectively.

Series C Convertible Preferred Stock

The Company issued 592,032 shares of redeemable Series C Convertible Preferred Stock on August 10, 2006, upon the exchange of certain 2004 and 2005 Subordinated Notes. Each share of Series C preferred stock has an Original Issue Price of $10.00 per share. The holder has the option to redeem the shares of Series C preferred stock at any time for a number of shares of the Company’s common stock equal to the Original Issue Price plus accumulated and unpaid dividends divided by the fixed conversion price of $0.30 per share of Common Stock. The conversion price is subject to adjustment if common stock is issued by the Company subsequent to the original issue date of the Series C preferred stock, except for other conversions, options, warrants, dividends paid in stock or pursuant to an acquisition by the Company, at a price less than the conversion price. Mandatory conversion of all Series C shares will be automatic if, for the 30 trading days prior to January 1, 2009, the average closing bid price for one share of common stock is at least $1.20. The shares shall be converted at the conversion price then in effect. If the average bid price for the 30 trading days prior to January 1, 2009 per common share is less than $1.20 the Company shall mandatorily redeem all remaining outstanding Series C preferred stock by paying cash equal to $10.00 per share with all accrued and unpaid dividends.  The Company may, at its election, redeem any or all of the remaining outstanding Series C shares in cash at a conversion price equal to $12.00 per share, together with all accrued and unpaid dividends upon giving 30 day notice. Holders of the Series C preferred stock are entitled to cumulative, prior and in preference to holders of common stock dividends equal to 15% per annum of the Original Purchase Price still outstanding, payable quarterly commencing September 1, 2006. In any liquidation of the Company, each share of preferred stock is entitled to a liquidation preference on a pari passu basis with the Series A and Series B Preferred stock before any distribution may be made on the Company’s common stock. See also Note X to these Financial Statements.

As of December 31, 2008 and 2007, 600,000 preferred stock shares were authorized, 592,032 of which were issued and outstanding, at a par value of $0.0001 and a liquidation preference of $10.00 with accumulated dividends in arrears of $575,728 and $351,601, respectively, which have been accreted to the principal balance of the Series C preferred stock.

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

As of December 31, 2008 and 2007 the derivatives were valued at $328 and $35,290, respectively.

An amount equal to the original value of the derivatives was recorded as discount to the Preferred Stock.  The discount is being accreted to the principal balance of the Preferred Stock, using the effective interest method, over the expected term of the term of the Preferred Stock.  At December 31, 2008 and 2007, the unamortized discount on the Preferred Stock was $0 and $449,444, respectively.

Together with the above transaction, the terms of certain warrants held by the Company’s investment bankers and their associates were modified. The incremental value of the modification was calculated to be $110,453, and was allocated against the proceeds of the Series C Convertible Preferred Stock as a cost of financing, and will be accreted to the principal balance of the Preferred Stock, using the effective interest method, over the expected term of the term of the Preferred Stock.  At December 31, 2008 and 2007, the net amount remaining to be accreted was $0 and $46,249, respectively.

2. Permanent Equity

Common Stock

The Company is authorized to issue 170,000,000 shares of common stock, $.0001 par value per share, of which 67,876,880 and 61,153,202 were outstanding as of December 31, 2008 and 2007, respectively.

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

During the year ended December 31, 2008, preferred stockholders converted accumulated dividends of $826,739 into 6,723,678 shares of the Company’s common stock.

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

In March 2004, we designated 100,000 shares of preferred stock as Series C Convertible Preferred Stock. In connection with the Company’s reincorporation in Delaware on January 1, 2005, each share of Series C Convertible Preferred Stock was automatically converted into one share of Series A Convertible Preferred Stock (the “Series A Shares”), of which 30,557 were issued and outstanding as at December 31, 2008 and 2007.

The Series A Shares accrue a cumulative annual dividend of 7% on the $100 face amount of such shares payable June 15 and December 15 each year in shares of common stock. In the event of a liquidation, dissolution or winding up of the Company, the Series A shares have a liquidation preference of $100 per share (plus all accrued and unpaid dividends thereon) prior to any payment or distribution to holders of our common stock. The Series A Shares are convertible into common stock at a conversion price of $0.30 per share. The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends or reclassifications. Subject to certain exceptions, in the event we issue additional shares of common stock at a purchase price less than the conversion price of the Series A Shares, the conversion price shall be lowered to such lesser price. In the event that the average closing bid price of our common stock is less than $1.00 per share for thirty (30) consecutive trading days at any time after November 17, 2008, we will be required to redeem the Series A Shares by payment of $100 per share plus all accrued and unpaid dividends due thereon. See also Note X to these Financial Statements.

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

As of December 31, 2008 and 2007, cumulative dividends in arrears related to the Series A preferred stock were approximately $461,417 and $243,953, respectively, which have been accreted to the principal balance of the Series A preferred stock.

3. Warrants

The Company has issued warrants to certain creditors, investors, investment bankers and consultants. A summary of warrant activity is as follows:

	Total Warrants	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value

Outstanding, as of December 31, 2007	10,566,375	$0.95

Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding, as of December 31, 2008	10,566,375	$0.95	1.02	$—
Vested or expected to vest at December 31, 2008	10,566,375	$0.95	1.02	—
Exercisable at December 31, 2008	10,566,375	$0.95	1.02	—

The warrants outstanding and exercisable at December 31, 2008 were in the following exercise price ranges:

	Warrants outstanding and Exercisable
Range of exercise prices	Number of warrants	Weighted average remaining life (in years)

$0.30	2,798,014	2.11
0.75	533,333	2.61
0.97	150,000	0.53
1.00	2,655,552	0.86
1.35	4,429,476	0.24
$0.30-1.35	10,566,375

As part of sale of the Fire Segment to ZOLL, and repayment of the Company’s convertible debt, both in May 2007, the exercise price of certain warrants was adjusted to $0.30 per share.  The incremental fair value of the modification of $33,817 was allocated to interest expense as a cost of financing.

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

Stock Option Activity

Information summarizing option activity is as follows:

	Number of Options					Weighted average exercise	Weighted average remaining life	Aggregate intrinsic
	1996 Plan	1999 Plan	2004 Plan	Non Plan	Total	price	(in years)	value
Outstanding, as of December 31, 2007	80,000	805,000	2,221,415	3,943,000	7,049,415	$0.85

Granted	—	—	759,272	—	759,272	0.13
Exercised	—	—	—	—	—	—
Forfeited	—	—	(27,336)	—	(27,336)	0.63
Expired	—	(470,000)	(115,410)	(188,000)	(773,410)	0.84
Outstanding, as of December 31, 2008	80,000	335,000	2,837,941	3,755,000	7,007,941	0.78	3.31	—
Vested or expected to vest at December 31, 2008					6,850,050	0.79	3.24	—
Exercisable at December 31, 2008					6,297,071	0.84	3.02	—

The options outstanding and exercisable at December 31, 2008 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)	Number exercisable	Weighted average exercise price
$0.11-0.21	826,272	$0.13	6.31	299,603	$0.11
0.22-0.40	601,000	0.34	1.45	567,330	0.34
0.41-0.68	1,746,000	0.58	2.90	1,595,469	0.58
0.69-1.11	2,163,169	0.90	3.66	2,163,169	0.90
1.12-1.62	1,671,500	1.30	2.48	1,671,500	1.30
$0.11-1.62	7,007,941			6,297,071

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.05 as of December 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2008 was 0.

The weighted average fair value of options granted during the years ended December 31, 2008 and 2007 was $0.10 and $0.13 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was $0. The total fair value of shares vested during the years ended December 31, 2008 and 2007 was $521,831 and $754,050 respectively.

As of December 31, 2008 future compensation cost related to nonvested stock options is approximately $96,415 and will be recognized over an estimated weighted average period of approximately 0.8 years.

NOTE Q— EXTINGUISHMENT OF DEBT

On May 22, 2007, the Company used approximately $4,300,000 of the net cash proceeds received in connection with the sale of the Fire Segment (see Note B) to repay in full its obligations to Laurus under the 2004 and 2005 Senior Notes.

In accordance with the Emerging Issues Task Force of the FASB No. 96-19, Debtor’s Accounting for Modification or Exchange of Debt Terms (“EITF 96-19”), and Accounting Principles Board Opinion No. 26, Early Extinguishment of Debt (“APB 26”), the Company treated the above transaction as an extinguishment of debt, and recorded a non-operating “loss on extinguishment of debt” of $403,940.

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

As a result of the implementation of FIN No. 48, the Company reduced its deferred tax assets and the associated valuation allowance for gross unrecognized tax affected benefits by approximately $4,100,000. There was no adjustment to accumulated deficit as a result of these unrecognized tax benefits since there was a full valuation allowance against the related deferred tax assets. If these unrecognized tax benefits are ultimately recognized, they would have no impact on the effective tax rate due to the existence of the valuation allowance.

The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The periods from

2002-2008 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax risk beyond the preceding discussion. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN No. 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any significant interest expense recognized during the years ended December 31, 2008 and 2007.

The Company has deferred taxes due to income tax credits, net operating loss carryforwards, and the effect of temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of deferred taxes are as follows at December 31:

	2008	2007

Current asset:
Accrued compensation	$172,000	$168,000
Accounts receivable allowance	32,000	45,000
Non-current asset:
Basis differences in fixed assets	68,000	(92,000)
Basis differences in intangible assets	573,000	456,000
Accrued interest and other	79,000	70,000
Income tax credits	1,680,000	1,459,000
Net operating loss carryforwards	15,350,000	15,548,000
Valuation allowances	(17,954,000)	(17,654,000)

	$—	$—

As of December 31, 2008 the Company has federal and state net operating loss carryforwards of approximately $42,305,000 and $18,293,000, respectively, subject to expiration between 2010 and 2028.

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

	2008	2007

US Federal statutory income tax rate	34%	(34)%
State taxes, net	0	0
Permanent differences	229	8
Temporary differences	(46)	1
Change in valuation allowance	(217)	25

Effective tax rate	0%	0%

NOTE S—FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company’s derivative financial instruments as at December 31, 2008 and 2007 consisted of embedded derivatives related to the Series B and Series C Convertible Preferred Stock. These embedded derivatives include certain conversion features on preferred principal and accumulated and unpaid dividends. The Company also issued warrants to purchase shares of the Company’s Common stock as part of various debt financings. The accounting treatment of these derivatives and warrants required the Company to record the instruments as liabilities at their relative fair values as of the inception date of the agreement, and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives or the warrant is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives or warrant is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

Derivatives and warrants classified as liabilities consisted of the following as of December 31:

	2008	2007

Warrants	$12,317	$64,520

Redeemable preferred stock derivatives	$439	$41,295

The derivatives were valued as of December 31, 2008 and 2007, using the Binomial Option Pricing Model with the following assumptions:

	Year ended December 31,
	2008	2007
Dividend Yield	15%	15%
Annual volatility	42%	54%
Risk-free interest rate	0.92%	3.3%

The assumptions relating to the valuation of the warrants are listed in Note L.

NOTE T—SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Years ended December 31,
	2008	2007

Cash paid for:
Interest	$66,626	$370,090
Noncash Financing Activities:
Conversion of convertible notes and related obligations, net of discount, and accrued interest into common stock	—	772,765
Issuance of common stock in exchange for Series A, Series B, and Series C preferred stock and cumulative dividends in arrears, thereon	826,739	1,120,230

NOTE U—PROFIT SHARING PLAN

The Company has established a savings plan under section 401(k) of the Internal Revenue Code. All employees of the Company, after completing one day of service are eligible to enroll in the 401(k) plan. Participating employees may elect to defer a portion of their salary on a pre-tax basis up to the limits as provided by the IRS Code. The Company is not required to match employee contributions but may do so at its discretion. The Company made no contributions during the two years ended December 31, 2008.

NOTE V—EARNINGS PER SHARE “EPS”

The Company’s basic EPS is calculated using net income (loss) available to common shareholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes and preferred stock. For the years ended December 31, 2008 and 2007, diluted per share computations are not presented since this effect would be antidilutive.

The reconciliation of the numerator of the basic and diluted EPS calculations, due to the inclusion of preferred stock dividends and accretion was as follows for the following fiscal years ended December 31:

	2008	2007
Numerator:

Income/(loss) from continuing operations	$184,533	$(5,569,335)
Convertible preferred stock dividends and accretion	(1,890,503)	(1,891,624)
Loss applicable to common stockholders (basic and diluted EPS)	$(1,705,970)	$(7,460,959)

The following table summarizes the potential weighted average shares of common stock that were excluded from the diluted per share calculation, because the effect of including these potential shares was anti-dilutive.

	Years ended December 31,
	2008	2007

Preferred Stock	33,155,440	28,018,775
Convertible Debt	—	3,397,957
Stock Options	35,747	10,058
Warrants	—	—

Potentially dilutive shares	33,191,187	31,426,790

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Years ended December 31,
	2008	2007

Stock options	6,480,669	7,012,415
Warrants	10,566,375	10,566,375

Total	17,047,044	17,578,790

NOTE W—RECLASSIFICATIONS

Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentation. These reclassifications had no effect on the previously reported net loss or stockholders’ equity (deficit).

NOTE X—EVENTS OCCURRING SUBSEQUENT TO DECEMBER 31, 2007

Redemption of Convertible Preferred Stock

As described in Note O to these financial statements, the Company’s Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock (collectively, the “Preferred Stock”) contains certain mandatory redemption features.  These features were triggered in January 2009 due to the passing of the applicable mandatory redemption dates and the price of the Company’s common stock, as reported by the OTC Bulletin Board, trading below the applicable thresholds contained in the terms of the Preferred Stock.  Absent a waiver from the holders of the Preferred Stock, the Company would therefore be required to redeem its outstanding shares of Preferred Stock, to the extent that the Company is legally permitted to do so, by paying cash to the holders of such shares in accordance with the terms of such Preferred Stock.  To date, the Company has received waivers from the holders of 64% of the outstanding preferred shares, representing 89% of the outstanding preferred shares other than the shares held by Longview Special Finance, Inc. and Longview Fund, L.P.

On February 2, 2009, Longview Special Finance, Inc. and Longview Fund, L.P. (the “Plaintiffs”) filed a complaint against the Company in the United States District Court for the Southern District of New York entitled Longview Special Finance, Inc. and Longview Fund, L.P. v. BIO-key International, Inc., in which the Plaintiffs are seeking $2,915,950 in damages and an unspecified amount of interest and attorney’s fees from the Company as a result of the Company’s alleged improper failure to redeem the outstanding shares of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock held by the Plaintiffs.  The Company believes that it has meritorious defenses and it intends to defend against these claims vigorously.

NOTE Y—Results by Quarter (Unaudited)

The following table presents selected unaudited financial information for the eight quarters in the period ended December 31, 2008. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance.

	For the Quarters Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

Revenue	$2,715,240	$2,462,859	$2,168,091	$2,642,266	$2,540,418	$3,579,953	$2,882,731	$3,872,845
Gross profit	2,236,441	1,999,587	1,706,480	2,261,172	2,098,937	3,158,775	2,475,488	3,407,706
Income (loss) from continuing operations	(1,386,864)	(2,373,202)	(1,190,615)	(618,654)	(915,670)	233,710	(44,968)	911,461
Income (loss) from discontinued operations	474,490	(34,385)	—	—	—	—	—	—
Gain (loss) on disposal of discontinued operations	—	4,070,859	1,147	—	—	(65,454)	—	100
Net income (loss)	$(912,374)	$1,663,272	$(1,189,468)	$(618,654)	$(915,670)	$168,256	$(44,968)	$911,561
Basic and diluted earnings per common share:
Loss from continuing operations	$(0.03)	$(0.05)	$(0.03)	$(0.02)	$(0.02)	$0.00	$(0.01)	$0.01
Income (loss) from discontinued operations	0.01	0.00	—	—	—	—	—	—
Gain on disposal of discontinued operations	—	0.07	0.00	—	—	(0.00)	—	0.00
Net loss	$(0.02)	$0.02	$(0.03)	$(0.02)	$(0.02)	$0.00	$(0.01)	$0.01

Weighted average shares outstanding:
Basic and diluted	56,634,523	58,067,198	59,413,729	60,604,914	61,786,732	63,180,281	64,913,843	66,720,602

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-KEY INTERNATIONAL, INC.

Date: March 11, 2009	By:	/s/ MICHAEL W. DEPASQUALE
Michael W. DePasquale
CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. DEPASQUALE	Chief Executive Officer and Director	March 11, 2009
Michael W. DePasquale

/s/ THOMAS J. COLATOSTI	Chairman of the Board of Directors	March 11, 2009
Thomas J. Colatosti	Chief Financial Officer, Principal Accounting Officer

/s/ JEFFREY J. MAY	Director	March 11, 2009
Jeffrey J. May

/s/ CHARLES P. ROMEO	Director	March 11, 2009
Charles P. Romeo

/s/ JOHN SCHOENHERR	Director	March 11, 2009
John Schoenherr

EXHIBIT INDEX

Exhibit No.	Description
2.1(1)	Agreement and Plan of Merger dated as of March 30, 2004 by and among BIO-key International, Inc., BIO-key Acquisition Corp., Public Safety Group, Inc. (“PSG”) and each of the shareholders of PSG
2.2(2)	Asset Purchase Agreement dated as of August 16, 2004 by and among BIO-key International, Inc., Aether Systems, Inc., Cerulean Technologies, Inc. and SunPro, Inc.
2.3(3)	Agreement and Plan of Merger dated as of December 30, 2004 by and among BIO-key International, Inc., a Delaware corporation, and BIO-key International, Inc., a Minnesota corporation
3.1(3)	Certificate of Incorporation of BIO-key International, Inc., a Delaware corporation
3.2(3)	Certificate of Designation of Series A 7% Convertible Preferred Stock of BIO-key International, Inc., a Delaware corporation
3.3(3)	By-Laws of BIO-key International, Inc., a Delaware corporation
3.4 (19)	Certificate of Amendment of Certificate of Incorporation of BIO-key International, Inc., a Delaware corporation
3.5 (16)	Certificate of Designation of the Series B Convertible Preferred Stock of the Company
3.6 (21)	Certificate of Designation of the Series C Convertible Preferred Stock of the Company
4.1(4)	Specimen certificates for shares of BIO-key International, Inc. common stock
10.1(4)	SAC Technologies, Inc. 1996 Stock Option Plan
10.2(5)	Amendment No. 1 to the SAC Technologies, Inc. 1996 Stock Option Plan
10.3(5)	SAC Technologies, Inc. 1999 Stock Option Plan
10.4(6)	Warrant issued to The Shaar Fund Ltd.
10.5(6)	Security Interest Provisions
10.6(6)	Employment Agreement by and between BIO-key International, Inc. and Mira LaCous dated November 20, 2001
10.7(9)	Option to Purchase 150,000 Shares of Common Stock issued to Thomas J. Colatosti
10.8(9)	Non-Qualified Stock Option Agreement under the registrant’s 1999 Stock Incentive Plan to Purchase 200,000 Shares of Common Stock issued to Thomas J. Colatosti
10.9(9)	Option to Purchase 580,000 Shares of Common Stock issued to Michael W. DePasquale
10.10(7)	Securities Exchange Agreement dated March 3, 2004 by and between BIO-key International, Inc. and The Shaar Fund Ltd.
10.11(7)	Registration Rights Agreement dated March 3, 2004 by and between BIO-key International, Inc. and The Shaar Fund Ltd.
10.12(7)	Option to Purchase 500,000 Shares of Common Stock issued to Michael W. DePasquale
10.13(7)	Option to Purchase 150,000 Shares of Common Stock issued to Thomas J. Colatosti
10.14(7)	Option to Purchase 50,000 Shares of Common Stock issued to Thomas J. Colatosti
10.15(7)	Option to Purchase 50,000 Shares of Common Stock issued to Jeff May
10.16(10)	Amendment Agreement dated March 30, 2004 by and between BIO-key International, Inc. and The Shaar Fund Ltd.
10.17(11)	Securities Purchase Agreement dated as of March 31, 2004 (the “March Securities Purchase Agreement”) by and among BIO-key International, Inc. and each of the Purchasers named therein
10.18(11)	Form of Warrant issued by BIO-key International, Inc. pursuant to the March Securities Purchase Agreement
10.19(2)

Securities Purchase Agreement dated as of September 29, 2004 (the “Laurus Securities Purchase Agreement”) by and between BIO-key International, Inc., Laurus Master Fund, Ltd. and the other Purchasers party thereto

10.20(2)	Form of Common Stock Purchase Warrant issued by BIO-key International, Inc. pursuant to the Laurus Securities Purchase Agreement
10.21(2)	Registration Rights Agreement dated as of September 29, 2004 by and between BIO-key International, Inc., Laurus Master Fund, Ltd. and the other Purchasers party thereto
10.22(2)

Securities Purchase Agreement dated as of September 29, 2004 (the “Shaar Securities Purchase Agreement”) by and between BIO-key International, Inc., The Shaar Fund, Ltd. and the other Purchasers party thereto

10.23(2)	Form of Common Stock Purchase Warrant issued by BIO-key International, Inc. pursuant to the Shaar Securities Purchase Agreement
10.24(2)	Registration Rights Agreement dated as of September 29, 2004 by and between BIO-key International, Inc., The Shaar Fund, Ltd. and the other Purchasers party thereto
10.25(10)	Option to Purchase 300,000 shares of common stock issued to Kenneth Souza
10.26(10)	Employment Agreement dated as of October 4, 2004 by and between BIO-key International, Inc. and Kenneth Souza

10.27(10)	BIO-key International, Inc. 2004 Stock Incentive Plan
10.28(10)	Warrant to purchase 100,000 shares of Common Stock issued to The November Group Ltd. on July 14, 2004
10.29(10)	Warrant to purchase 230,000 shares of Common Stock issued to Jesup & Lamont Securities Corp. on March 31, 2004
10.30(10)	Warrant to purchase 105,000 shares of Common Stock issued to Douglass Bermingham on March 31, 2004
10.31(10)	Warrant to purchase 60,000 shares of Common Stock issued to Mason Sexton on March 31, 2004
10.32(10)	Warrant to purchase 22,000 shares of Common Stock issued to David Moss on March 31, 2004
10.33(10)	Warrant to purchase 22,000 shares of Common Stock issued to Patrick Gaynes on March 31, 2004
10.34(10)	Warrant to purchase 5,000 shares of Common Stock issued to Tom DuHamel on March 31, 2004
10.35(11)	Option to Purchase 155,000 shares of common stock issued to Francis J Cusick
10.36(11)	Option to Purchase 50,000 shares of common stock issued to Charles P. Romeo
10.37(12)	Securities Purchase Agreement, dated as of June 8, 2005, by and between the Company and Laurus Fund, Ltd.
10.38(12)	Common Stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated as of June 8, 2005, by and between the Company and the Laurus Master Fund, Ltd.
10.39(12)	Registration Rights Agreement, dated as of June 8, 2005, by and between the Company and Laurus Fund, Ltd.
10.40(12)	Securities Purchase Agreement, effective as of May 31, 2005, by and among the Company, The Shaar Fund, Ltd. and the other pursuant that are a party thereto
10.41(12)

Form of Common Stock Purchase warrant issued pursuant to the Securities Purchase Agreement, effective as of May 31, 2005, by and among the Company, The Shaar Fund, Ltd. and the other purchasers that are a party thereto

10.42(12)	Registration Rights Agreement, effective as of May 31, 2005, by and among the Company, The Shaar Fund, Ltd., Jesup & Lamont and the other purchasers that are a party thereto
10.43(20)	Escrow Agreement, dated as of May 31, 2005, by and among the Company, Jesup & Lamont Securities Corp.
and Thelen, Reid & Priest LLP.
10.44(13)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and Laurus Master Fund, Ltd.
10.45(13)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and The Shaar Fund, Ltd.
10.46(15)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and Longview Special Finance
10.47(13)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and Etienne Des Roys
10.48(13)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and Eric Haber
10.49(13)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and Investors Management Corporation
10.50(13)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and The Tocqueville Fund
10.51(13)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and The Tocqueville Amerique Value Fund
10.52(13)

Registration Rights Agreement, dated as of August 31, 2005, by and among the Company, Laurus Master Fund, Ltd., The Shaar Fund, Ltd., Longview Special Finance, Etienne Des Roys, Eric Haber, Investors Management Corporation, The Tocqueville Fund and The Tocqueville Amerique Value Fund.

10.53(14)	Amendment and Waiver, dated as of January 23, 2006, by and between the Company and Laurus Master Fund, Ltd.
10.54(14)	Registration Rights Agreement, dated as of January 23, 2006, by and between the Company and Laurus Master Fund, Ltd.
10.55(14)	Amendment and Waiver, dated as of January 23, 2006, by and among the Company and the holders of Subordinated Convertible Promissory Notes of the Company
10.56(14)	Securities Purchase Agreement, dated as of January 23, 2006, by and among the Company, The Shaar Fund Ltd., Longview Fund, L.P. and Longview Special Finance
10.57(14)

Form of Convertible Term Note issued pursuant to the Securities Purchase Agreement, dated as of January 23, 2006, by and among the Company, The Shaar Fund Ltd., Longview Fund, L.P. and Longview Special Finance

10.58(14)

Form of Common Stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated as of January 23, 2006, by and among the Company, The Shaar Fund Ltd., Longview Fund, L.P. and Longview Special Finance

10.59(14)	Registration Rights Agreement, dated as of January 23, 2006 by and among the Company, The Shaar Fund, Ltd., Longview Fund, L.P. and Longview Special Finance

10.60(14)	Amendment No. 1 to Subordinated Secured Promissory Note, dated as of January 23, 2006, by and between the Company and Aether Systems, Inc.
10.61(17)	Form of Option Agreement used to grant a total of 900,000 options to Purchase common stock to Francis J. Cusick, Michael W. DePasquale, Randy Fodero, and Kenneth S. Souza
10.62(18)	Amendment and Waiver, dated as of August 10, 2006, by and between the Company and Laurus Master Fund, Ltd.
10.63(18)	Registration Rights Agreement, dated as of August 10, 2006, by and between the Company and Laurus Master Fund, Ltd.
10.64(18)

Securities Exchange Agreement, dated as of August 10, 2006, by and among the Company, The Shaar Fund Ltd., Longview Fund, L.P., Longview Special Finance and certain other holders of the Company’s Subordinated Convertible Promissory Notes

10.65(18)

Registration Rights Agreement, dated as of August 10, 2006, by and among the Company, The Shaar Fund Ltd., Longview Fund, L.P., Longview Special Finance and certain other holders of the Company’s Subordinated Convertible Promissory Notes

10.66(18)	Securities Purchase Agreement, dated as of August 10, 2006, by and between the Company and Trellus Partners, L.P.
10.67(18)	Form of Common Stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated as of August 10, 2006, by and between the Company and Trellus Partners, L.P.
10.68(18)	Registration Rights Agreement, dated as of August 10, 2006, by and between the Company and Trellus Partners, L.P.
10.69(18)	Securities Purchase Agreement, dated as of August 10, 2006, by and between the Company and The Shaar Fund Ltd.
10.70(18)	Form of Common Stock Purchase Warrant to be issued pursuant to the Securities Purchase Agreement, dated as of August 10, 2006, by and between the Company and The Shaar Fund Ltd.
10.71(18)	Registration Rights Agreement, dated as of August 10, 2006, by and between the Company and The Shaar Fund Ltd.
10.72 (19)	Amendment and Waiver, dated as of December 29, 2006, by and between the Company and Laurus Master Fund, Ltd.
10.73 (20)	Amendment and Waiver, dated as of April 18, 2007, by and between the Company and Laurus Master Fund, Ltd.
10.74 (21)	Purchase and Sale Agreement, dated as of May 22, 2007, by and between the Company and ZOLL Data Systems, Inc
10.75 (22)	Compensation Agreement, dated July 12, 2007, by and between the Company and Mr. Colatosti
10.76 (8)	Options to Purchase 50,000 and 65,241 Shares of Common Stock issued to Thomas J. Colatosti
10.77 (8)	Options to Purchase 100,000 and 130,481 Shares of Common Stock issued to Jeff May
10.78 (8)	Options to Purchase 50,000 and 32,620 Shares of Common Stock issued to Charles Romeo
10.79 (8)	Options to Purchase 50,000 and 48,930 Shares of Common Stock issued to John Schoenherr
10.80 (23)	Employment Agreement, effective as of May 25, 2008, by and between the Company and Michael W. DePasquale.
10.81 (24)	Settlement and Mutual Release Agreement, dated July 28, 2008, by and between the Company and Dataradio Corporation.
10.82 (24)	Office Lease Agreement, dated July 28, 2008, by and between the Company and Normandy Nickerson Road, LLC
10.83 (25)	Compensation Agreement, dated as of November 17, 2008, by and between the Company and Thomas J. Colatosti
10.84 (8)	Option to Purchase 500,000 Shares of Common Stock issued to Michael W. DePasquale
10.85 (8)	Option to Purchase 50,000 Shares of Common Stock issued to Thomas J. Colatosti
10.86 (8)	Options to Purchase 50,000 and 25,000 Shares of Common Stock issued to Jeff May
10.87 (8)	Option to Purchase 50,000 Shares of Common Stock issued to Charles Romeo
10.88 (8)	Option to Purchase 100,000 Shares of Common Stock issued to John Schoenherr
21.1 (26)	List of subsidiaries of BIO-key International, Inc.
23.1 (8)	Consent of CCR LLP
31.1 (8)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (8)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (8)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 (8)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2004 and incorporated herein by reference.

(2)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2004 and incorporated herein by reference.

(3)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2005 and incorporated herein by reference.

(4)	Filed as an exhibit to the registrant’s registration statement on Form SB-2, File No. 333-16451 dated February 14, 1997 and incorporated herein by reference.

(5)	Filed as an exhibit to the registrant’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2000 and incorporated herein by reference.

(6)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2001 and incorporated herein by reference.

(7)	Filed as an exhibit to the registrant’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 26, 2004 and incorporated herein by reference.

(8)	Filed herewith.

(9)	Filed as an exhibit to the registrant’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2003 and incorporated herein by reference.

(10)	Filed as an exhibit to the registrant’s registration statement on Form SB-2, File No. 333-120104 dated October 29, 2004 and incorporated herein by reference.

(11)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2005 and incorporated herein by reference.

(12)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2005 and incorporated herein by reference.\

(13)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2005 and incorporated herein by reference.

(14)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006 and incorporated herein by reference.

(15)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2006 and incorporated herein by reference.

(16)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2006 and incorporated herein by reference.

(17)	Filed as an exhibit to the registrant’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2006 and incorporated herein by reference.

(18)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2006 and incorporated herein by reference.

(19)	Filed as an exhibit to the registrant’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2007 and incorporated herein by reference.

(20)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2007 and incorporated herein by reference.

(21)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2007 and incorporated herein by reference.

(22)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2007 and incorporated herein by reference.

(23)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2008 and incorporated herein by reference.

(24)	Filed as an exhibit to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008 and incorporated herein by reference.

(25)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2008 and incorporated herein by reference.

(26)	Previously filed