Form 10-Q
period 2009-03-31
BIO KEY INTERNATIONAL INC
filed 2009-05-05
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Exchange Act)  Yes  ☐  No  ☒

Number of shares of Common Stock, $.0001 par value per share, outstanding as of May 4, 2009 were 70,236,327

BIO-KEY INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,324,667	$1,712,912
Accounts receivable, net of allowance for doubtful accounts of $82,398 at March 31, 2009 and December 31, 2008	1,307,146	721,022
Costs and earnings in excess of billings on uncompleted contracts	—	144,551
Inventory	12,204	13,159
Prepaid expenses	102,300	96,109
Total current assets	2,746,317	2,687,753
Equipment and leasehold improvements, net	78,815	92,238
Deposits and other assets	8,112	7,812
Restricted cash	40,500	40,500
Intangible assets—less accumulated amortization	397,544	582,701
Goodwill	7,836,986	7,836,986
Total non-current assets	8,361,957	8,560,237
TOTAL ASSETS	$11,108,274	$11,247,990

LIABILITIES
Accounts payable	$310,623	$280,994
Accrued liabilities	1,112,627	1,301,889
Note payable	1,138,964	1,516,651
Deferred rent	11,446	6,541
Deferred revenue	3,798,588	3,684,476
Total current liabilities	6,372,248	6,790,551
Warrants	40,020	12,317
Redeemable preferred stock derivatives	8,066	439
Deferred rent	20,143	11,510
Deferred revenue	5,867	8,382
Total non-current liabilities	74,096	32,648
TOTAL LIABILITIES	6,446,344	6,823,199

Commitments and contingencies

Series B redeemable convertible preferred stock: authorized, 1,000,000 shares (liquidation preference of $1 per share); issued and outstanding 970,612 shares of $.0001 par value at March 31, 2009 and December 31, 2008	1,011,863	1,008,224
Series C redeemable convertible preferred stock: authorized, 600,000 shares (liquidation preference of $10 per share); issued and outstanding 592,032 shares of $.0001 par value at March 31, 2009 and December 31, 2008	6,598,097	6,498,516
	7,609,960	7,506,740

STOCKHOLDERS’ EQUITY/(DEFICIT):
Series A convertible preferred stock: authorized, 100,000 shares (liquidation preference of $100 per share); issued and outstanding 30,557 shares of $.0001 par value, at March 31, 2009 and December 31, 2008	3	3
Common stock — authorized, 170,000,000 shares; issued and outstanding; 69,678,881 and 67,876,880 of $.0001 par value at March 31, 2009 and December 31, 2008, respectively	6,968	6,788
Additional paid-in capital	51,603,793	51,692,103
Accumulated deficit	(54,558,794)	(54,780,843)
TOTAL STOCKHOLDERS’ DEFICIT	(2,948,030)	(3,081,949)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$11,108,274	$11,247,990

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2009	2008

Revenues
Services	$1,945,382	$1,717,270
License fees and other	1,146,605	823,148
	3,091,987	2,540,418
Costs and other expenses
Cost of services	305,979	347,585
Cost of license fees and other	125,762	93,896
	431,741	441,481
Gross Profit	2,660,246	2,098,937

Operating Expenses
Selling, general and administrative	1,476,225	1,789,092
Research, development and engineering	899,773	1,247,031
	2,375,998	3,036,123
Operating income (loss)	284,248	(937,186)
Other income (expenses)
Derivative and warrant fair value adjustments	(35,330)	30,741
Interest income	—	899
Interest expense	(23,494)	(10,124)
Other	(3,375)	—
	(62,199)	21,516
Net Income (loss)	$222,049	$(915,670)

Basic and Diluted Earnings(Loss) per Common Share:
Net earnings (loss) per Common Share	$0.00	$(0.02)

Weighted Average Shares Outstanding:
Basic and diluted	68,477,547	61,786,732

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$222,049	$(915,670)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Derivative and warrant fair value adjustments	35,330	(30,741)
Depreciation	18,194	36,555
Amortization
Intangible assets	185,157	184,333
Deferred rent	13,538	(134,574)
Share-based compensation	52,297	266,793
Change in assets and liabilities:
Accounts receivable trade	(586,124)	742,898
Costs and earnings in excess of billings on uncompleted contracts	144,551	(26,282)
Inventory	955	875
Prepaid expenses and other	(6,191)	3,038
Accounts payable	29,629	2,028,371
Accrued liabilities	(189,262)	(2,178,949)
Note Payable	(377,687)	—
Deferred revenue	111,597	(297,019)
Net cash used for operating activities	(345,967)	(320,372)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,771)	(4,392)
Deposits	(300)	—
Interest on Restricted cash	—	(900)
Net cash used by investing activities	(5,071)	(5,292)
CASH FLOW FROM FINANCING ACTIVITIES:
Dividends	(37,207)	—
Net cash used for financing activities	(37,207)	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(388,245)	(325,664)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,712,912	964,774
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,324,667	$639,110

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2009	2008

Cash paid for:
Interest	$22,793	$—

Noncash Investing and Financing Activities:
Issuance of common stock in exchange for Series A, B and C preferred stock and cumulative dividends in arrears, thereon	149,566	170,644

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009(Unaudited)

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The balance sheet at December 31, 2008 was derived from the audited financial statements, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Form 10-K”).

Recently Issued Accounting Pronouncements

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

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company will comply with the clarification to the original application.

In November 2008, the FASB ratified the EITF consensus on Issue No. 08-7, “Accounting for Defensive Intangible Assets” (EITF 08-7). The consensus addresses the accounting for an intangible asset acquired in a business combination or asset acquisition that an entity does not intend to use or intends to hold to prevent others from obtaining access (a defensive intangible asset). Under EITF 08-7, a defensive intangible asset needs to be accounted as a separate unit of accounting and would be assigned a useful life based on the period over which the asset diminishes in value. EITF 08-7 was effective for transactions occurring after December 31, 2008. The Company will consider this standard in terms of intangible assets in connection with any future acquisitions.

In February 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R)-a, “Accounting for Assets Acquired and Liabilites Assumed in a Busines Combination that Arise from Contingencies” (SFAS No. 141(R)-a) which simplifies how entities will be required to account for contingencies arising in business combinations under SFAS 141(R) “Accounting for Business Combinations”. FASB decided to amend the guidance SFAS 141(R) to require assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if fair value can be reasonably estimated.  If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would be accounted for in accordance with FASB Statement No. 5 “Accounting for Contingencies” (SFAS 5)  The provisions of SFAS No. 141(R)-a are applicable to business combinations consummated after January 1, 2009 for calendar year entities. The adoption of SFAS 141(R)-a will have an impact on the Company’s accounting for business combinations in connection with any future acquisitions.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This FSP is effective April 1, 2009. The Company is currently evaluating the impact of this standard.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures will be required beginning with the quarter ending June 30, 2009. The Company is currently evaluating the requirements of these additional disclosures.

2.                                       LIQUIDITY AND CAPITAL RESOURCE MATTERS

We have incurred significant losses to date, and at March 31, 2009, we had an accumulated deficit of approximately $55 million. In addition, broad commercial acceptance of our technology is critical to the Company’s success and ability to generate future revenues.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern, and assumes continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The matters described in the preceding paragraphs raise substantial doubt about the Company’s ability to continue as a going concern. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, and maintain profitability in its future operations. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

The compensation expense recognized under SFAS 123R increased the Company’s operating loss by $52,297 and $266,793 with no effect per share (basic and diluted) for the three months ended March 31, 2009 and 2008, respectively.

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2009	2008

Cost of services	$2,389	$10,973
Selling, general and administrative	43,001	185,185
Research, development and engineering	6,907	70,635
	$52,297	$266,793

Valuation Assumptions for Stock Options

For the three months ended March 31, 2009, and 2008, 775,000 and 0 stock options were granted, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2009	2008

Risk free interest rate	1.83%	N/A
Expected life of options (in years)	2.5-3.5	N/A
Expected dividends	0%	N/A
Volatility of stock price	87.41%	N/A

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

Stock Option Activity

The following table summarizes stock option activity for the three months ended March 31, 2009:

	Number of Options					Weighted average exercise	Weighted average remaining life	Aggregate intrinsic
	1996 Plan	1999 Plan	2004 Plan	Non Plan	Total	price	(in years)	value
Outstanding, as of December 31, 2008	80,000	335,000	2,837,941	3,755,000	7,007,941	$0.78

Granted	—	500,000	275,000	—	775,000	0.087
Exercised	—	—	—	—	—	—
Forfeited	—	—	(79,008)	—	(79,008)	0.47
Expired	—	—	(200,000)	(150,000)	(350,000)	1.05
Outstanding, as of March 31, 2009	80,000	835,000	2,833,933	3,605,000	7,353,933	$0.69	3.75	$—
Vested or expected to vest at March 31, 2009					7,149,735	$0.71	3.33	$—
Exercisable at March 31, 2009					6,571,093	$0.76	3.33	$—

The options outstanding and exercisable at March 31, 2009 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)	Number exercisable	Weighted average exercise price
$ 0.087-0.21	1,581,272	$0.11	7.95	834,602	$0.10
0.22-0.40	590,999	0.34	1.14	567,330	0.34
0.41-0.68	1,696,993	0.58	2.62	1,684,492	0.58
0.69-1.11	1,968,169	0.90	3.36	1,968,169	0.90
1.12-6.42	1,516,500	1.30	2.16	1,516,500	1.30
$ 0.087-6.42	7,353,933			6,571,093

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.07 as of March 31, 2009 which would have been received by the option holders had all option holders exercised their options as of that date. There are no in-the-money options exercisable as of March 31, 2009.

The weighted average fair value of options, as determined under SFAS No. 123R, granted during the three months ended March 31, 2009 and 2008 was $0.056 and $0 per share, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $0. The total fair value of shares vested during the three months ended March 31, 2009 and 2008 was $81,534 and $405,984, respectively.

As of March 31, 2009 future compensation cost related to nonvested stock options is approximately $58,660 and will be recognized over an estimated weighted average period of approximately 1.26 years.

4.                                       EARNINGS (LOSS) PER SHARE COMMON STOCK (“EPS”)

The Company’s basic EPS is calculated using net income (loss) available to common shareholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes and preferred stock. For the three months ended March 31, 2009 and 2008, diluted per share computations are not presented since this effect would be antidilutive.

The reconciliation of the numerator of the basic and diluted EPS calculations, due to the inclusion of preferred stock dividends and accretion was as follows for the following three month periods ended March 31:

	Three Months ended March 31,
	2009	2008

Numerator:

Net income (loss) from continuing operations	$222,049	$(915,670)
Convertible preferred stock dividends and accretion	(361,618)	(471,390)
Loss available to common stockholders (basic and diluted EPS)	$(139,569)	$(1,386,563)

The following table summarizes the potential weighted average shares of common stock that were excluded from the diluted per share calculation, because the effect of including these potential shares was antidilutive.

	Three Months Ended March 31,
	2009	2008

Preferred Stock	33,155,440	33,155,440

Potentially dilutive securities	33,155,440	33,155,440

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months Ended March 31,
	2009	2008

Stock options	7,353,933	6,919,001
Warrants	6,136,899	10,566,375

Total	13,490,832	17,485,376

5.                                       EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following:

	March 31,	December 31,
	2009	2008

Equipment	$560,563	$555,792
Furniture and fixtures	148,517	148,517
Software	136,355	136,355
Leasehold improvements	198,889	198,889
	1,044,324	1,039,553

Less accumulated depreciation and amortization	(965,509)	(947,315)

Total	$78,815	$92,238

6.                                       GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill resulted from the acquisition of Public Safety Group, Inc. and certain assets and assumed liabilities of the Mobile Government Division of Aether Systems, Inc. in 2004. As of March 31, 2009, and December 31, 2008, goodwill totaled $7,836,986.

Other intangible assets consisted of the following:

	March 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Copyrighted software	$1,181,429	$(1,181,429)	$—	$1,181,429	$(1,122,357)	$59,072
Customer relationships	617,271	(555,543)	61,728	617,271	(524,679)	92,592
Trademarks	807,872	(765,066)	42,806	807,872	(724,673)	83,199
Developed technology	434,353	(390,918)	43,435	434,353	(369,201)	65,152
Marketing agreements	605,340	(605,340)	—	605,340	(575,073)	30,267
Patents and patents pending	298,059	(48,484)	249,575	298,059	(45,640)	252,419

Total	$3,944,324	$(3,546,780)	$397,544	$3,944,324	$(3,361,623)	$582,701

Aggregate amortization expense for the three months ended March 31, 2009 and 2008, was $185,157 and $184,333 respectively.

7.                                       RESTRICTED CASH

During 2008, the Company extended its property lease at the Marlborough, MA location. Pursuant to the agreement BIO-key was to maintain a security deposit in the form of an irrevocable letter of credit in the amount of $40,500. However, BIO-key and the landlord for the property subsequently agreed to have BIO-key place the funds in a third  party escrow account, to be returned at the conclusion of the lease term, in August 2011. The escrow is recorded as the non-current asset restricted cash as at March 31, 2009 and December 31, 2008.

8.                                       NOTES PAYABLE, CONVERTIBLE DEBT FINANCING / WARRANTS

Notes Payable

Notes Payable consisted of the following:

	March 31, 2009	December 31, 2008

Notes payable	$1,138,964	$1,516,651

On July 28, 2008, the Company entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with a vendor in order to resolve all matters relating to invoices totaling approximately $2,350,000 that the Company received in January 2008 for materials that had been delivered by the vendor, as a subcontractor on a long-term project for which the Company had served as the prime contractor.  Pursuant to the Settlement Agreement, the parties agreed to a payment schedule under which the Company will be required to satisfy this outstanding balance, plus interest at seven percent (7%) per annum on the unpaid portion of the balance, in full on or before June 1, 2009.  In return, the vendor agreed to forbear from exercising any of its rights and remedies against the Company with respect to these amounts so long as the Company remains in compliance with its obligations under the Settlement Agreement.  As of May 4, 2009 the unpaid balance of the Note, exclusive of a $250,000 holdback, is $279,343.  See also Note 15 to these Financial Statements for details regarding an “Amendment Agreement” that increased the interest rate to ten percent (10%) per annum as of April 1, 2009 and extended the date of final payment to October 1, 2009.

Convertible Debt Financing/Warrants

Long-term obligations consisted of the following:

	March 31,	December 31,
	2009	2008
2004
FMV of warrants	$7,487	$291
2005
FMV of warrants	19,880	6,666
2006
FMV of warrants	12,653	5,360
Total	$40,020	$12,317

Senior Convertible Term Notes

The account balance shown represents the fair market value of warrants issued in conjunction with debt offerings undertaken from the 2004 to 2006 fiscal years. The warrants are classified as liabilities and were valued using the Black Scholes Option Pricing model with the following assumptions:

	March 31,	December 31,
	2009	2008
Dividend Yield	0%	0%
Annual volatility	135-198%	112-121%
Risk-free interest rate	0.43-0.77%	0.32-0.78%

2004 and 2005 Senior Note Derivatives and Discounts

The 2004 and 2005 Senior Notes contained features that were considered embedded derivative financial instruments, such as: Principal’s conversion option, Monthly Payments Conversion Option, Interest Rate Adjustment provision, and the Default provision. These features were bifurcated and recorded on the Company’s balance sheet at their fair value. See Note 10.

9.                                       ACCRUED LIABILITIES

Accrued liabilities at consisted of the following:

	March 31,	December 31,
	2009	2008

Contract costs not yet invoiced by vendors	$103,586	$105,788
Compensation	98,063	136,620
Compensated absences	331,679	383,454
Royalties	233,218	267,400
Interest	176,083	176,083
Other	169,998	232,544

Total	$1,112,627	$1,301,889

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

The mandatory redemption features were triggered in January 2009 due to the passing of the applicable mandatory redemption dates and the price of the Company’s common stock, as reported by the OTC Bulletin Board, trading below the applicable thresholds contained in the terms of the Preferred Stock. Absent a waiver from the holders of the Preferred Stock, the Company would therefore be required to redeem its outstanding shares of Preferred Stock, to the extent that the Company is legally permitted to do so, by paying cash to the holders of such shares in accordance with the terms of such Preferred Stock. The Company is continuing to accrue dividends at the default rate of 17%.

As of March 31, 2009, 1,000,000 shares of Series B Preferred Stock were authorized, 970,612 of which were issued and outstanding, at a par value of $0.0001 and a liquidation preference of $1.00 with accumulated dividends in arrears of $41,251, which have been accreted to the principal balance of the Series B Preferred Stock.

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

As of March 31, 2009, the conversion related derivatives were valued at $1,326 by the Company’s valuation specialist.

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

The mandatory redemption features were triggered in January 2009 due to the passing of the applicable mandatory redemption dates and the price of the Company’s common stock, as reported by the OTC Bulletin Board, trading below the applicable thresholds contained in the terms of the Preferred Stock. Absent a waiver from the holders of the Preferred Stock, the Company would therefore be required to redeem its outstanding shares of Preferred Stock, to the extent that the Company is legally permitted to do so, by paying cash to the holders of such shares in accordance with the terms of such Preferred Stock. The Company is continuing to accrue dividends at the default rate of 17%.

As of March 31, 2009, 600,000 Shares of Series C Preferred Stock were authorized, 592,032 of which were issued and outstanding, at a par value of $0.0001 and a liquidation preference of $10.00 with accumulated dividends in arrears of $677,776, which have been accreted to the principal balance of the Series C Preferred Stock.

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

As of March 31, 2009, the conversion related derivatives were valued $6,740 by the Company’s valuation specialist.

11.                                 STOCKHOLDERS DEFICIT

Common Stock

The Company is authorized to issue 170,000,000 shares of common stock, $.0001 par value per share, of which 69,678,881 were outstanding as of March 31, 2009.

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

During the three months ended March 31, 2009, preferred stockholders converted accumulated dividends of $149,566 into 1,802,001 shares of the Company’s common stock.

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

In March 2004, we designated 100,000 shares of preferred stock as Series C Convertible Preferred Stock. In connection with the Company’s reincorporation in Delaware on January 1, 2005, each share of Series C Convertible Preferred Stock was automatically converted into one share of Series A Convertible Preferred Stock (the “Series A Shares”), of which 30,557 were issued and outstanding as at March 31, 2009.

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

The mandatory redemption features were triggered in January 2009 due to the passing of the applicable mandatory redemption dates and the price of the Company’s common stock, as reported by the OTC Bulletin Board, trading below the applicable thresholds contained in the terms of the Preferred Stock. Absent a waiver from the holders of the Preferred Stock, the Company would therefore be required to redeem its outstanding shares of Preferred Stock, to the extent that the Company is legally permitted to do so, by paying cash to the holders of such shares in accordance with the terms of such Preferred Stock.  The Company is continuing to accrue dividends at the default rate of 9%.

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

As of March 31, 2009 cumulative dividends in arrears related to the Series A Preferred Stock were approximately $530,170, which have been accreted to the principal balance of the Series A Preferred Stock.

Warrants

The Company has issued warrants to certain creditors, investors, investment bankers and consultants. A summary of warrant activity is as follows:

	Total Warrants	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value
Outstanding, as of December 31, 2008	10,566,375	$0.95

Granted	—	—
Exercised	—	—
Expired	(4,429,476)	1.35
Outstanding at March 31, 2009	6,136,899	0.66	1.33	$—
Vested or expected to vest at March 31, 2009	6,136,899	0.66	1.33	—
Exercisable at March 31, 2009	6,136,899	0.66	1.33	—

The warrants outstanding and exercisable at March 31, 2009 were in the following exercise price ranges:

	Warrants outstanding and Exercisable
Range of exercise prices	Number of warrants	Weighted average remaining life (in years)

$ 0.30	2,798,014	1.86
0.75	533,333	2.36
0.97	150,000	0.29
1.00	2,655,552	0.62
	6,136,899

12.                                 COMPREHENSIVE INCOME/(LOSS)

The Company does not have any components of accumulated other comprehensive income/(loss) as defined by SFAS No. 130 as at March 31, 2009 and December 31, 2008.

The components of comprehensive income/(loss) for the three months ended March 31, 2009 and 2008 were as follows:

	March 31,	March 31,
	2009	2008

Net Income (loss)	$222,049	$(915,670)
Unrealized gain on securities, net of tax	—	391,760
Total comprehensive income/(loss)	$222,049	$(523,910)

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

Geographically, North American sales accounted for approximately 99% and 96% of the Company’s total sales for the three months ended March 31, 2009 and 2008, respectively

Summarized financial information concerning our reportable segments is shown in the following table:

	Three Months Ended March 31,
	2009	2008

Revenue:
Law	$2,553,792	$2,187,799
Biometrics	538,195	352,619
Consolidated Revenue	$3,091,987	$2,540,418
Segment operating income (loss)
Law	625,440	(698,802)
Biometrics	(341,192)	(238,384)
Total Segment Operating income (loss)	284,248	(937,186)
Reconciliation to net income (loss)
Derivative and warrant fair value adjustments	(35,330)	30,741
Interest income	—	899
Interest expense	(23,494)	(10,124)
Other expense	(3,375)	—
Net income (loss)	$222,049	$(915,670)

14.                                 INCOME TAXES

The Company has adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 “Accounting for the Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained based on the technical merits of the position. The Company has a valuation allowance against the full amount of its net deferred taxes. The Company currently provides a valuation allowance against deferred taxes when it is more likely than not that some portion, or all of its deferred tax assets will not be realized.

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

The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The periods from 2006-2008 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax risk beyond the preceding discussion. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalty associated with any unrecognized tax benefits, nor was any significant interest expense recognized during the three months ended March 31, 2009 and 2008.

15.                                 SUBSEQUENT EVENT

On July 28, 2008, the Company entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with a vendor in order to resolve all matters relating to invoices totaling approximately $2,350,000 that the Company received in January 2008 for materials that had been delivered by the vendor, as a subcontractor on a long-term project for which the Company had served as the prime contractor.  On April 3, 2009, the Company amended the agreement (“Amendment Agreement”), effective as of April 1, 2009, which amended the Settlement and Mutual Release Agreement. Pursuant to the Settlement Agreement, the parties agreed to a payment schedule under which the Company was required to satisfy this outstanding balance, plus interest at seven percent (7%) per annum on the unpaid portion of the balance, in full on or before June 1, 2009.  The Amendment Agreement amended this payment schedule by increasing the interest rate to ten percent (10%) per annum as of April 1, 2009 and extending the date of final payment to October 1, 2009.  Additionally, the Amendment Agreement provides that an aggregate of $250,000 of the outstanding balance will be withheld by the Company until the Company receives certain statements and/or payments related to the long-term project from the Company’s customer.  As of May 4, 2009 the unpaid balance of the Note, exclusive of the holdback, is $279,343.

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

Many of these factors are set forth in the Company’s Annual Report on Form 10-K under the caption “Risk Factors” and other filings with the Securities and Exchange Commission. These factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies may be significant, presently or in the future.  Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

As a result of these transactions, we have organized the Company into two reporting segments:  Law Enforcement and Biometrics.. Law Enforcement’s mobile wireless technology provides first responders with critical, reliable, real-time data and images from local, state and national databases. Biometric’s high performance, scalable, cost-effective and easy-to-deploy biometric fingerprint identification technology identifies and authenticates individuals to improve security, convenience and privacy and to reduce identity theft. . The Company continues to focus on its primary objectives of increasing revenue and managing expenses, by continuing to develop and deploy leadership technology and applications, while providing its existing and new customers with high quality support and service

CRITICAL ACCOUNTING POLICIES

For detailed information on our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and in our Annual Report on Form 10-K, for the year ended December 31, 2008.  There have been no material changes to our critical accounting policies and estimates from those disclosed in our 10-K filed on March 11, 2009.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 AS COMPARED TO MARCH 31, 2008

INTRODUCTION

Our business is organized into Biometric and Law Enforcement segments organized to quickly respond to market needs. Each segment is headed by a General Manager focusing on growing the business as well as driving down costs to achieve profitability.

A detailed analysis of both segments can be found below.

Consolidated Results of Operations - Percent Trend

	Three Months Ended March 31,
	2009	2008
Revenues
Services	63%	68%
License fees and other	37%	32%
	100%	100%
Costs and other expenses
Cost of services	10%	14%
Cost of license fees and other	4%	4%
	14%	18%
Gross Profit	86%	82%

Operating expenses
Selling, general and administrative	48%	70%
Research, development and engineering	29%	49%
	77%	119%
Operating Income (Loss)	9%	-37%

Other income (deductions)
Total other income (deductions)	-2%	1%
Net Income (Loss)	7%	-36%

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

	Three months ended
	March 31,
	2009	2008	$ Change	% Change

Revenues
Law Enforcement
Service	$1,814,032	$1,684,155	$129,877	8%
License & other	739,760	503,644	236,116	47%
	2,553,792	2,187,799	365,993	17%
Biometrics
Service	131,350	33,115	98,235	297%
License & other	406,845	319,504	87,341	27%
	538,195	352,619	185,576	53%

Total Revenue	$3,091,987	$2,540,418	$551,569	22%

Cost of goods sold
Law Enforcement
Service	$277,821	$337,237	$(59,416)	-18%
License & other	6,100	54,697	(48,597)	-89%
	283,921	391,934	(108,013)	-28%
Biometrics
Service	28,158	10,348	17,810	172%
License & other	119,662	39,199	80,463	205%
	147,820	49,547	98,273	198%

Total COGS	$431,741	$441,481	$(9,740)	-2%

Revenues

Law Enforcement

Service revenue for the three months ended March 31, 2009 increased 8% from the same period in 2008, attributed to an increased maintenance customer base.  License revenue for the three months ended March 31, 2009 increased 47% from the same period in 2008, as a result of adding more than 25 new customers.

Biometrics

For the three months ended March 31, 2009, Service revenue for the Biometrics segment increased 297% as the Company continued to add bundled maintenance agreements to its expanding customer license base, as well renewed existing maintenance agreements from its legacy customers during the period.  License revenue increased 27% and was positively impacted by a large order from a new customer.

Costs of goods sold

Law Enforcement

Cost of service for the three months ended March 31, 2009 decreased 18% from the same period in 2008 due to costs associated with a specialized project included in 2008. The decrease in License & other costs for the first quarter of 2009 is due to the mix of orders containing more standalone BIO-key software and less third-party products.

Biometrics

For the three months ended March 31, 2009, cost of service increased 172%, due to increased customer support for expanding customer base.

Costs of License and other for the three months ended March 31, 2009 increased 205% due to an increase costs for temporary outside services required to support specific customer order requirements.

Selling, general and administrative

	Three months ended
	March 31,
	2009	2008	$ Change	% Change

Law Enforcement	$994,925	$1,509,651	$(514,726)	-34%
Biometrics	481,300	279,441	201,859	72%

Total	$1,476,225	$1,789,092	$(312,867)	-17%

Selling, general and administrative costs for the three months ended March 31, 2009 decreased 17% from the same period in 2008.  The three months ended March 31, 2008 included $185,000 in non-cash compensation charges recognized in accordance with FAS123R. Reduction in rent expense was also significant contributor to the decrease.

Research, development and engineering

	Three months ended
	March 31,
	2009	2008	$ Change	% Change

Law Enforcement	$649,506	$985,016	$(335,510)	-34%
Biometrics	250,267	262,015	(11,748)	-4%

Total	$899,773	$1,247,031	$(347,258)	-28%

Law Enforcement & Biometrics

For the three months ended March 31, 2009, research, development and engineering costs decreased 28% from the same period in 2008 as a result of lower payroll and related benefits cost, and temporary outside services.

Other income and expense

	Three months ended
	March 31,
	2009	2008	$ Change	% Change

Derivative and warrant fair value adjustments	$(35,330)	$30,741	$(66,071)	-215%
Interest income	—	899	(899)	-100%
Interest expense	(23,494)	(10,124)	(13.370)	132%
Other income (expense)	(3,375)	—	(3,375)	n/a

Total	$(62,199)	$21,516	$(83,715)	-389%

For the quarter ended March 31, 2009, derivative and warrant fair value adjustments increased, when compared to the 2008 period, due to changes in the fair market value of embedded derivatives and detachable warrants issued with convertible debt in 2004 and 2005. The fair value of the derivatives will fluctuate based on; our stock price on the valuation date, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate, and the time to maturity of the outstanding debt at different points in time. Stock price is the major driver behind the movement in the Company’s balances. In dollar terms, our stock price increased 40 % during the 2009 period over the prior quarter in 2008.

For the quarter ended March 31, 2009, the increase in interest expense was attributable to the repayment of the Note Payable.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during the three months ended March 31, 2009 was approximately $346,000. The cash used for operating activities was primarily due to the following items:

•                  Positive cash flows related to a decrease in accounts receivable of approximately $586,000, augmented by a increase in deferred revenue of approximately $112,000,

•                  Negative cash flows from a decrease in note payable and accrued expenses of approximately $567,000 due to the timing of payments.

The following non-cash items reflected in the Company’s statement of operations are used to reconcile the net income to the net cash used in operating activities during the period ended March 31, 2009:

•                  The Company issued notes in 2004, 2005 and 2006 and preferred stock in 2006, all of which contained embedded derivatives, and associated warrants. In 2009, the Company realized losses of approximately $35,000 related to the increase in value of the derivatives and associated warrants. The increase in value is driven mainly by the increase in value of the underlying BIO-key stock.

•                  The Company recorded approximately $185,000 of charges in 2009 for the expense of amortizing intangible assets.

•                  The Company recorded approximately $52,000 of charges in 2009 for the expense of issuing options to employees for services.

Working capital deficit at March 31, 2009 was approximately $3,585,000 as compared to a deficit of approximately $4,103,000 at December 31, 2008. The improvement was driven mainly by the Company’s net income from current operations plus non-cash expenses.

Since January 7, 1993 (date of inception), our capital needs have been principally met through proceeds from the sale of equity and debt securities.

We do not expect any material capital expenditures during the next twelve months.

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Liquidity outlook

At March 31, 2009, our total of cash and cash equivalents was $1,324,667, as compared to $1,712,912 at December 31, 2008.

As discussed above, the Company has financed itself through access to the capital markets by issuing convertible debt securities, convertible preferred stock and common stock. We currently require approximately $900,000 per month to conduct our operations. During the first three months of the 2009, we generated approximately $3,092,000 of revenue. While the Company expects to increase revenue through the remainder of 2009, there can be no assurance that we will achieve that goal.

The Company’s Series A Convertible Preferred Stock was redeemable in cash by the stockholders within 10 days after December 31, 2008, since certain stock price performance conditions were not met. This obligation is still outstanding and continues to accrue dividends at an increased default rate.

In addition, the Company’s Series B and Series C Convertible Preferred Stock were redeemable in cash by the stockholders during the first quarter of 2009, since certain stock price performance conditions were not met. These obligations are still outstanding and continue to accrue dividends at an increased default rate.

The Company has received waivers from the holders of 64% of the outstanding preferred shares, representing 89% of the outstanding shares other than the shares held by Longview Special Finance, Inc. and Longview Fund, L.P.

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

At March 31, 2009, the Company owes a note payable for approximately $1,138,000 from a vendor that had been a subcontractor on a long term project for which the Company was the prime contractor.  The Company recently renegotiated with the vendor to extend the payment plan to satisfy this obligation, at an increased interest rate.  As of May 4, 2009, the unpaid balance of the Note, exclusive of a $250,000 holdback, is $279,343.  See also Note 15 to these Financial Statements.

Due to several factors, including our history of losses and limited revenue, our former and current independent auditors have included an explanatory paragraph in opinions they have previously issued related to our annual financial statements as to the substantial doubt about our ability to continue as a going concern. Our long-term viability and growth will depend upon the successful commercialization of our technologies and our ability to obtain adequate financing. In addition, the recent financial crisis in the global capital markets and the current negative global economic trends have had an adverse impact on market participants including, among other things, volatility in security prices, diminished liquidity, and limited access to financing.  These events could, therefore, effect our efforts to commercialize our technology and to obtain adequate financing.  In particular, these conditions could impact the ability and willingness of our current and prospective customers to make investments in our technology and pay their obligations to us. To the extent that we require such additional financing, no assurance can be given that any form of additional financing will be available on terms acceptable to us, that adequate financing will be obtained to meet our needs, or that such financing would not be dilutive to existing stockholders. If available financing is insufficient or we fail to continue to generate meaningful revenue, we may be required to further reduce operating expenses, delay the expansion of operations, be unable to pursue merger or acquisition candidates, or continue as a going concern.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2009 was carried out by the Company under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

During the review of the Company’s operating results for the period covered by this report, our CEO and CFO determined that, as of March 31, 2009, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms.  Our management reached this conclusion after identifying our system to capture disclosure items, our internal process of review for account reconciliations, our documentation of internal controls and our internal process for preparing our quarterly report on Form 10-Q for the quarterly period ended March 31, 2009 as being adequate to provide such assurance.

Changes in Internal Control Over Financial Reporting.

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BIO-Key International, Inc.

Dated: May 5, 2009	/s/ MICHAEL W. DEPASQUALE
Michael W. DePasquale
Chief Executive Officer

Dated: May 5, 2009	/s/ THOMAS J. COLATOSTI
Thomas J. Colatosti
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1(1)	Certificate of CEO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2 (1)	Certificate of CFO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1(1)	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350

32.2 (1)	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

(1)             Filed herewith