Form 10-Q
period 2009-06-30
BIO KEY INTERNATIONAL INC
filed 2009-08-10
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of August 7, 2009 were 73,012,744.

BIO-KEY INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION

FINANCIAL STATEMENTS BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$563,559	$1,712,912
Accounts receivable, net of allowance for doubtful accounts of $82,398 at June 30, 2009 and December 31, 2008	1,170,446	721,022
Costs and earnings in excess of billings on uncompleted contracts	—	144,551
Inventory	19,977	13,159
Prepaid expenses	89,006	96,109
Total current assets	1,842,988	2,687,753
Equipment and leasehold improvements, net	80,717	92,238
Deposits and other assets	8,711	7,812
Restricted cash	40,500	40,500
Intangible assets—less accumulated amortization	310,714	582,701
Goodwill	7,836,986	7,836,986
Total non-current assets	8,277,628	8,560,237
TOTAL ASSETS	$10,120,616	$11,247,990

LIABILITIES
Accounts payable	$300,632	$280,994
Accrued liabilities	1,182,104	1,301,889
Note payable	286,343	1,516,651
Deferred rent	16,352	6,541
Deferred revenue	3,373,878	3,684,476
Total current liabilities	5,159,309	6,790,551
Warrants	59,667	12,317
Redeemable preferred stock derivatives	8,066	439
Deferred rent	28,774	11,510
Deferred revenue	49,989	8,382
Total non-current liabilities	146,496	32,648
TOTAL LIABILITIES	5,305,805	6,823,199
Commitments and contingencies

Series B redeemable convertible preferred stock: authorized, 1,000,000 shares (liquidation preference of $1 per share); issued and outstanding 970,612 shares of $.0001 par value at June 30, 2009 and December 31, 2008	1,012,322	1,008,224
Series C redeemable convertible preferred stock: authorized, 600,000 shares (liquidation preference of $10 per share); issued and outstanding 592,032 shares of $.0001 par value at June 30, 2009 and December 31, 2008	6,599,614	6,498,516
	7,611,936	7,506,740
STOCKHOLDERS’ DEFICIT:
Series A convertible preferred stock: authorized, 100,000 shares (liquidation preference of $100 per share); issued and outstanding 30,557 shares of $.0001 par value, at June 30, 2009 and December 31, 2008	3	3
Common stock — authorized, 170,000,000 shares; issued and outstanding; 72,650,096 and 67,876,880 of $.0001 par value at June 30, 2009 and December 31, 2008, respectively	7,265	6,788
Additional paid-in capital	51,614,631	51,692,103
Accumulated deficit	(54,419,024)	(54,780,843)
TOTAL STOCKHOLDERS’ DEFICIT	(2,797,125)	(3,081,949)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,120,616	$11,247,990

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenues
Services	$1,889,047	$1,828,345	$3,834,428	$3,545,615
License fees and other	823,675	1,751,608	1,970,280	2,574,756
	2,712,722	3,579,953	5,804,708	6,120,371
Costs and other expenses
Cost of services	350,517	288,748	656,495	636,333
Cost of license fees and other	100,167	132,430	225,929	226,326
	450,684	421,178	882,424	862,659
Gross Profit	2,262,038	3,158,775	4,922,284	5,257,712

Operating Expenses
Selling, general and administrative	1,320,761	1,695,306	2,796,986	3,484,398
Research, development and engineering	769,109	1,164,217	1,668,882	2,411,248
	2,089,870	2,859,523	4,465,868	5,895,646
Operating profit (loss)	172,168	299,252	456,416	(637,934)
Other income (expenses)
Derivative and warrant fair value adjustments	(19,646)	(41,915)	(54,976)	(11,174)
Interest income	—	399	—	1,298
Interest expense	(12,752)	(7,884)	(36,246)	(18,007)
Other	—	(16,142)	(3,375)	(16,142)
	(32,398)	(65,542)	(94,597)	(44,025)
Income (loss) from continuing operations	139,770	233,710	361,819	(681,959)
Income (loss) from discontinued operations	—	(65,454)	—	(65,454)
Net income (loss)	$139,770	$168,256	$361,819	$(747,413)

Basic and Diluted Earnings per Common Share:
Income (loss) from continuing operations	$0.00	$0.00	$(0.01)	$(0.03)
Income (loss) from discontinued operations	0.00	0.00	0.00	0.00
Net income (loss)	$0.00	$0.00	$(0.01)	$(0.03)

Weighted Average Shares Outstanding:
Basic	71,291,168	63,180,281	69,892,130	62,483,507
Diluted	71,306,168	63,180,281	70,682,130	62,483,507

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2008

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$361,819	$(747,413)
Less:
Income from discontinued operations	—	65,454
Income (loss) from continuing operations	361,819	(681,959)
Adjustments to reconcile net loss to cash used in operating activities:
Derivative and warrant fair value adjustments	54,976	11,174
Depreciation	34,893	68,745
Amortization
Intangible assets	271,987	368,712
Allowance for doubtful receivables	—	(1,371)
Deferred rent	27,075	(273,225)
Share-based compensation	65,408	332,201
Change in assets and liabilities:
Accounts receivable trade	(449,423)	680,188
Costs and earnings in excess of billings on uncompleted contracts	144,551	168,100
Inventory	(6,818)	(33,439)
Prepaid expenses and other	7,103	39,728
Accounts payable	19,638	1,996,658)
Accrued liabilities	(119,785)	(2,125,406)
Note payable	(1,230,308)	—
Deferred revenue	(268,991)	(973,442)
Net cash used for continuing operations	(1,087,875)	(423,336)
Net cash used for discontinued operations	—	(15,454)
Net cash used for operating activities	(1,087,875)	(438,790)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,372)	(15,371)
Deposits	(899)	—
Transfer of funds from restricted cash	—	153,094
Proceeds from sale of assets	—	10,530
Net cash provided by (used for) continuing operations	(24,271)	148,253
Net cash used for discontinued operations	—	(50,000)
Net cash provided by (used for) investing activities	(24,271)	98,253
CASH FLOW FROM FINANCING ACTIVITIES:
Dividends	(37,207)	—
Net cash used for financing activities	(37,207)	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,149,353)	(340,537)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,712,912	964,774
CASH AND CASH EQUIVALENTS, END OF PERIOD	$563,559	$624,237

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2009	2008

Cash paid for:
Interest	$36,246	$—

Issuance of common stock through conversion of principal and dividends outstanding on preferred stock	443,707	342,349

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 (Unaudited)

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The balance sheet at December 31, 2008 was derived from the audited financial statements, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Form 10-K”) filed on March 11, 2009.

In connection with the preparation of the condensed financial statements and in accordance with the recently issued Statement of Financial Accounting Standards (“SFAS”) No. 165 “Subsequent Events” (“SFAS 165”), the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through August 10, 2009.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”  (SFAS No. 160) which establishes accounting and reporting standards for the non-controlling interest in a subsidiary for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years. The Company does not currently have any non-controlling interests.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” (SFAS No.161) which amends and expands the disclosure requirements related to derivative instruments and hedging activities. The Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The provisions of SFAS 161 are effective for the fiscal year beginning January 1, 2009. The Company will comply with the disclosure requirements of this statement since it utilizes derivative instruments.

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

In February 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R)-a, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (SFAS No. 141(R)-a) which simplifies how entities will be required to account for contingencies arising in business combinations under SFAS 141(R) “Accounting for Business Combinations”. FASB decided to amend the guidance SFAS 141(R) to require assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if fair value can be reasonably estimated.  If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would be accounted for in accordance with FASB Statement No. 5 “Accounting for Contingencies” (SFAS 5). The provisions of SFAS No. 141(R)-a are applicable to business combinations consummated after January 1, 2009 for calendar year entities. The adoption of SFAS 141(R)-a will have an impact on the Company’s accounting for business combinations in connection with any future acquisitions.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This FSP is effective April 1, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures will be required beginning with the quarter ending June 30, 2009. The Company has adopted the requirements of this pronouncement effective this quarter ended June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual period ending after June 15, 2009 and will be applied prospectively. The Company has adopted the requirements of this pronouncement for this quarter ended June 30, 2009. In connection with the preparation of the condensed financial statements and in accordance with the recently issued SFAS 165, the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through August 10, 2009.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets” (“SFAS 166”). Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of

Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. SFAS 166 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. We are currently evaluating the impact of adoption of SFAS 166 on the accounting for our convertible notes and related warrant liabilities.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. We are currently evaluating the impact, if any, of adoption of SFAS 167 on our financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162” (“SFAS 168”). Statement 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of SFAS 168 will not have an impact on our consolidated financial statements.

2.                                       LIQUIDITY AND CAPITAL RESOURCE MATTERS

We have incurred significant losses to date, and at June 30, 2009, we had an accumulated deficit of approximately $54.5 million. While our Law Enforcement business operates in a mature market, the potential for significant growth of the Company as a whole is largely dependent upon market development and market acceptance of our biometric technology.

If the Company is unable to generate revenues as planned, we will need to obtain additional third-party financing to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. No assurance can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained by the Company in order to meet its needs, or that such financing would not be dilutive to existing shareholders.

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

Revenues and net income (loss) for the Fire Segment for the three and six month periods ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues	$—	—	$—	—
Net income (loss)	—	(65,454)	—	(65,454)

4.                                       SHARE BASED COMPENSATION

The Company accounts for share based compensation in accordance with the provisions of SFAS 123R, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The majority of our share-based compensation arrangements vest over either three or four years. The Company expenses its share-based compensation under the ratable method, which treats each vesting tranche as if it were an individual grant. The fair value of stock options is determined using the Black-Scholes valuation model, and requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected option term”), the estimated volatility of our common stock price over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized as an expense in the consolidated statements of operations. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the service period, net of estimated forfeitures (the number of individuals that will ultimately not complete their vesting requirements). The estimation of stock awards that will ultimately vest requires significant judgment. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

The compensation expense recognized under SFAS 123R increased the Company’s loss from continuing operations by $13,112 and $65,408 with no effect per share (basic and diluted) for the three months ended June 30, 2009 and 2008 respectively, and $65,408 and $332,201 with 0.00 and $0.01 effect per share (basic and diluted), for the six months ended June 30, 2009 and 2008 respectively.

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited condensed interim consolidated statements of operations:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008

Cost of services	$676	$2,666
Selling, general and administrative	9,428	47,749
Research, development and engineering	3,008	14,993
	$13,112	$65,408

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Cost of services	$3,065	$13,639
Selling, general and administrative	52,428	232,934
Research, development and engineering	9,915	85,628
	$65,408	$332,201

Valuation Assumptions for Stock Options

For the three months ended June 30, 2009 and 2008, 15,000 and 564,272 stock options were granted, respectively. For the six months ended June 30, 2009 and 2008, 790,000 and 564,272 stock options were granted, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,
	2009	2008
Risk free interest rate	1.85%	2.95-3.72%
Expected life of options (in years)	4.5	4.5
Expected dividends	0%	0%
Volatility of stock price	87%	88%

	Six Months Ended June 30,
	2009	2008
Risk free interest rate	1.83-1.85%	2.95-3.72%
Expected life of options (in years)	4.5	4.5
Expected dividends	0%	0%
Volatility of stock price	87%	88%

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

1999 Stock Option Plan

During 1999, the Board of Directors of the Company adopted the 1999 Stock Option Plan (the “1999 Plan”). The 1999 Plan was not presented to stockholders for approval and thus incentive stock options are not available under the plan. Under the 1999 Plan, 2,000,000 shares of common stock are reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 85% of fair market value. The term of non-statutory stock options granted may not exceed ten years. Options issued under the 1999 Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined, all options outstanding vest immediately. The 1999 Plan expires in August 2009.

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

Stock Option Activity

The following table summarizes stock option activity for the six months ended June 30, 2009:

	Number of Options					Weighted average exercise	Weighted average remaining life	Aggregate intrinsic
	1996 Plan	1999 Plan	2004 Plan	Non Plan	Total	price	(in years)	value
Outstanding, as of December 31, 2008	80,000	335,000	2,837,941	3,755,000	7,007,941	$0.78

Granted	—	500,000	290,000	—	790,000	0.087
Exercised	—	—	—	—	—	—
Forfeited	—	—	(79,008)	—	(79,008)	0.47
Expired	—	—	(443,492)	(150,000)	(593,492)	0.98
Outstanding, as of June 30, 2009	80,000	835,000	2,605,441	3,605,000	7,125,441	0.69	3.20	$14,400
Vested or expected to vest at June 30, 2009					6,957,977	0.70	3.12	$12,714
Exercisable at June 30, 2009					6,488,604	0.74	2.90	$9,450

The options outstanding and exercisable at June 30, 2009 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)	Number exercisable	Weighted average exercise price
$0.075-0.21	1,596,272	$0.11	6.24	971,936	$0.10
0.22-0.40	586,000	0.34	0.86	586,000	0.34
0.41-0.68	1,584,000	0.58	2.27	1,571,499	0.58
0.69-1.11	1,842,669	0.89	3.18	1,842,669	0.89
1.12-1.62	1,516,500	1.30	1.91	1,516,500	1.30
$0.075-1.62	7,125,441			6,488,604

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.105 as of June 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2009 was 790,000.

The weighted average fair value of options, as determined under SFAS No.123R, granted during the three months ended June 30, 2009 and June 30, 2008 was $0.05 and $0.07 per share, respectively, and during the six months ended June 30, 2009 and June 30, 2008 was 0.057 and $0.07 per share, respectively.

As of June 30, 2009 future compensation cost related to nonvested stock options is approximately $44,908 and will be recognized over an estimated weighted average period of approximately 1.17 years.

5.                                       EARNINGS (LOSS) PER SHARE COMMON STOCK (“EPS”)

The Company’s basic EPS is calculated using net income (loss) available to common shareholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes and preferred stock. For the three and six months ended June 30, 2009 and 2008, diluted per share computations are not presented since this effect would be antidilutive.

The reconciliation of the numerators of the basic and diluted EPS calculations was as follows for both of the following three and six month periods ended June 30:

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008

Numerator:

Income (loss) from continuing operations	$139,770	$233,710	$361,819	$(681,959)
Convertible preferred stock dividends and accretion	(365,636)	(470,893)	(727,254)	(941,786)
Loss available to common stockholders (basic EPS)	$(225,866)	$(237,183)	$(365,435)	$(1,623,745)

The following table summarizes the potential weighted average shares of common stock that were excluded from the diluted per share calculation, because the effect of including these potential shares was antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Preferred Stock	33,155,440	33,155,440	33,155,440	33,155,440
Stock Options	790,000	564,272	790,000	564,272

Potentially dilutive securities	33,945,440	33,719,712	33,945,440	33,719,712

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Stock options	6,335,441	6,883,335	6,335,441	6,883,335
Warrants	6,136,899	10,566,375	6,136,899	10,566,375

Total	12,472,340	17,449,710	12,472,340	17,449,710

6.                                       EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following:

	June 30, 2009	December 31, 2008

Equipment	$579,164	$555,792
Furniture and fixtures	148,517	148,517
Software	136,355	136,355
Leasehold improvements	198,889	198,889
	1,062,925	1,039,553

Less accumulated depreciation and amortization	(982,208)	(947,315)

Total	$80,717	$92,238

7.                                       GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill resulted from the acquisition of Public Safety Group, Inc. and certain assets and assumed liabilities of the Mobile Government Division of Aether Systems, Inc. in 2004. As provided by SFAS No. 142, the Company has elected to perform the annual assessment of the carrying value of all goodwill as of September 30th  of each year using a number of criteria, including the value of the overall enterprise. Impairment charges, if any, are reflected as an operating expense in the statement of operations.  As of June 30, 2009 and December 31, 2008, goodwill totaled $7,836,986.

Other intangible assets as of June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Copyrighted software	$1,181,429	$(1,181,429)	$—	$1,181,429	$(1,122,357)	$59,072
Customer relationships	617,271	(586,407)	30,864	617,271	(524,679)	92,592
Trademarks	807,872	(786,469)	21,403	807,872	(724,673)	83,199
Developed technology	434,353	(412,635)	21,718	434,353	(369,201)	65,152
Marketing agreements	605,340	(605,340)	—	605,340	(575,073)	30,267
Patents and patents pending	288,207	(51,478)	236,729	298,059	(45,640)	252,419

Total	$3,934,472	$(3,623,758)	$310,714	$3,944,324	$(3,361,623)	$582,701

Aggregate amortization expense for the three months ended June 30, 2009 and 2008, was $76,978 and $184,379, respectively, and was $271,987 and $368,712 for the six months ended June 30, 2009 and 2008, respectively.

8.                                       RESTRICTED CASH

During 2008, the Company extended its property lease at the Marlborough, MA location. Pursuant to the agreement BIO-key was to maintain a security deposit in the form of an irrevocable letter of credit in the amount of $40,500. However, BIO-key and the landlord for the property subsequently agreed to have BIO-key place the funds in a third party escrow account, to be returned at the conclusion of the lease term, in August 2011. The escrow is recorded as the non-current asset restricted cash as at June 30, 2009 and December 31, 2008.

9.                                       NOTES PAYABLE, CONVERTIBLE DEBT FINANCING / WARRANTS

Notes Payable

Notes Payable consisted of the following:

	June 30, 2009	December 31, 2008

Notes payable	$286,343	$1,516,651

On July 28, 2008, the Company entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with a vendor in order to resolve all matters relating to invoices totaling approximately $2,350,000 that the Company received in January 2008 for materials that had been delivered by the vendor, as a subcontractor on a long-term project for which the Company had served as the prime contractor.  Pursuant to the Settlement Agreement, the parties agreed to a payment schedule under which the Company will be required to satisfy this outstanding balance, plus interest at seven percent (7%) per annum on the unpaid portion of the balance, in full on or before June 1, 2009.  In return, the vendor agreed to forbear from exercising any of its rights and remedies against the Company with respect to these amounts so long as the Company remains in compliance with its obligations under the Settlement Agreement.  On April 1, 2009 the Company entered into an Amendment Agreement which amended this payment schedule by increasing the interest rate to ten percent (10%) per annum as of April 1, 2009 and extending the date of final payment to October 1, 2009.

Convertible Debt Financing/Warrants

Long-term obligations consisted of the following as of:

	June 30, 2009	December 31, 2008
2004
FMV of warrants	$914	$291
2005
FMV of warrants	37,476	6,666
2006
FMV of warrants	21,277	5,360
Total	$59,667	$12,317

Senior Convertible Term Notes

The account balance shown represents the fair market value of warrants issued in conjunction with debt offerings undertaken from the 2004 to 2006 fiscal years. The Warrants are classified as liabilities and were valued using the Black Scholes Option Pricing model with the following assumptions:

	June 30, 2009	December 31, 2008
Dividend Yield	0%	0%
Annual volatility	145-180%	112-121%
Risk-free interest rate	0.19-0.87%	0.32-0.78%

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

10.                                 ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2009	December 31, 2008

Contract costs not yet invoiced by vendors	$121,526	$105,788
Compensation	75,634	136,620
Compensated absences	351,679	383,454
Royalties	253,099	267,400
Interest	176,083	176,083
Other	204,083	232,544

Total	$1,182,104	$1,301,889

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

As of June 30, 2009, 1,000,000 shares of Series B Preferred Stock were authorized, 970,612 of which were issued and outstanding, at a par value of $0.0001 and a liquidation preference of $1.00 with accumulated dividends in arrears of $41,709, which have been accreted to the principal balance of the Series B Preferred Stock.

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

As of June 30, 2009, the conversion related derivatives were valued at $1,326, since changes from the standard calculations did not reflect the subsequent event valuations.   See also Note 16 to these Financial Statements for details regarding a related transaction.

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

As of June 30, 2009, 600,000 Shares of Series C Preferred Stock were authorized, 592,032 of which were issued and outstanding, at a par value of $0.0001 and a liquidation preference of $10.00 with accumulated dividends in arrears of $679,295, which have been accreted to the principal balance of the Series C Preferred Stock.

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

As of June 30, 2009, the conversion related derivatives were  valued at $6,740 since changes from the standard calculations did not reflect the subsequent event valuations.   See also Note 16 to these Financial Statements for details regarding a related transaction.

12.                                 STOCKHOLDERS DEFICIT

Common Stock

The Company is authorized to issue 170,000,000 shares of common stock, $.0001 par value per share, of which 72,650,096 were outstanding as of June 30, 2009.

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

During the three months and the six months ended June 30, 2009, preferred stockholders converted accumulated dividends of $294,141 into 2,971,215 shares and accumulated dividends of $443,707 into 4,773,216 shares of the Company’s common stock respectively.

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

In March 2004, we designated 100,000 shares of preferred stock as Series C Convertible Preferred Stock. In connection with the Company’s reincorporation in Delaware on January 1, 2005, each share of Series C Convertible Preferred Stock was automatically converted into one share of Series A Convertible Preferred Stock (the “Series A Shares”), of which 30,557 were issued and outstanding June 30, 2009.

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

As of June 30, 2009, cumulative dividends in arrears related to the Series A preferred stock were approximately $599,687, which have been accreted to the principal balance of the Series A preferred stock.

Warrants

The Company has issued warrants to certain creditors, investors, investment bankers and consultants. A summary of warrant activity is as follows:

	Total Warrants	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value
Outstanding, as of December 31, 2008	10,566,375	$0.95

Granted	—	—
Exercised	—	—
Expired	(4,429,476)	—
Outstanding, as of June 30, 2009	6,136,899	0.66	1.08	$—
Vested or expected to vest at June 30, 2009	6,136,899	0.66	1.08	—
Exercisable at June 30, 2009	6,136,899	0.66	1.08	—

The warrants outstanding and exercisable at June 30, 2009 were in the following exercise price ranges:

	Warrants outstanding and Exercisable
Range of exercise prices	Number of warrants	Weighted average remaining life (in years)

$0.30	2,798,014	1.61
0.75	533,333	2.11
0.97	150,000.04
1.00	2,655,552.37
	6,136,899

13.                                 COMPREHENSIVE INCOME (LOSS)

The Company does not have any components of accumulated other comprehensive income(loss) as defined by SFAS No. 130 as at June 30, 2009 and December 31, 2008.

The components of comprehensive income (loss) for the six months ended June 30, 2009 and 2008 were as follows:

	June 30, 2009	June 30, 2008

Net profit (loss)	$361,819	$(747,413)
Unrealized gain on securities, net of tax	—	276,013

Total comprehensive income (loss)	$361,819	$(471,400)

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

Geographically, North American sales accounted for approximately 98% and 99% of the Company’s total sales for the three month periods and 99% and 98% for the six month periods ended June 30, 2009 and 2008 respectively.

Summarized financial information concerning our reportable segments is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue:
Law	$2,432,037	$2,358,677	$4,985,829	$4,546,476
Biometrics	280,685	1,221,276	818,879	1,573,895
Consolidated Revenue	$2,712,722	$3,579,953	$5,804,708	$6,120,371
Segment operating profit/(loss)
Law	652,250	(319,600)	1,277,690	(1,018,402)
Biometrics	(480,082)	618,852	(821,274)	380,468
Total Segment Operating Income (Loss)	172,168	299,252	456,416	(637,934)
Reconciliation to net loss
Derivative and warrant fair value adjustments	(19,646)	(41,915)	(54,976)	(11,174)
Interest income	—	399	—	1,298
Interest expense	(12,752)	(7,884)	(36,246)	(18,007)
Other expense	—	(16,142)	(3,375)	(16,142)
Net income (loss) from continuing operations	139,770	233,710	361,819	(681,959)
Loss from discontinued operations	—	(65,454)	—	(65,454)
Net income (loss)	$139,770	$168,256	$361,819	$(747,413)

15.                                 INCOME TAXES

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

The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The periods from 2006-2008 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax risk beyond the preceding discussion. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalty associated with any unrecognized tax benefits, nor was any significant interest expense recognized during the six months ended June 30, 2009 and 2008.

16.                                 SUBSEQUENT EVENTS

Effective as of July 2, 2009, the Company entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Longview Special Finance, Inc. and Longview Fund, L.P. (collectively, the “Longview Entities”) in order to resolve all matters relating to the litigation initiated by the Longview Entities earlier this year, in which they  were seeking $2,886,563 in damages and an unspecified amount of interest and attorney’s fees from the Company as a result of the Company’s alleged improper failure to redeem their outstanding shares of the Company’s Convertible Preferred Stock (collectively, the “Shares”) in accordance with the terms and conditions of such preferred stock.  Pursuant to the Settlement Agreement, without admission of any liability or fault, the parties agreed to a payment schedule under which the Company is required to pay a total cash settlement amount of $2,164,922, fifty percent (50%) of which was paid on July 7, 2009.  The remaining portion of the settlement amount will bear interest at seventeen percent (17%) per annum and is required to be paid in full on or before October 30, 2009.  In return, the Longview Entities agreed to a full and complete release of the Company from all claims that were or could have been alleged in the lawsuit and agreed to relinquish all of the Shares upon receiving final payment of the settlement amount.

On July 7, 2009, the Company issued an unsecured promissory note (the “Note”) in the aggregate principal amount of $1,000,000 to the Shaar Fund, Ltd.  The Note will bear interest at eight percent (8%) per annum and is due and payable on November 4, 2009.

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

As a result of these transactions, we have organized the Company into two reporting segments:  Law Enforcement and Biometrics. Law Enforcement’s mobile wireless technology provides first responders with critical, reliable, real-time data and images from local, state and national databases. Biometric’s high performance, scalable, cost-effective and easy-to-deploy biometric fingerprint identification technology identifies and authenticates individuals to improve security, convenience and privacy and to reduce identity theft. . The Company continues to focus on its primary objectives of increasing revenue and managing expenses, by continuing to develop and deploy leadership technology and applications, while providing existing and new customers with high quality support and service

CRITICAL ACCOUNTING POLICIES

For detailed information on our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and in our Annual Report on Form 10-K, for the year ended December 31, 2008.  There have been no material changes to our critical accounting policies and estimates from those disclosed in our 10-K filed on March 11, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”  (SFAS No. 160) which establishes accounting and reporting standards for the non-controlling interest in a subsidiary for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years. The Company does not currently have any non-controlling interests.

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

In February 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R)-a, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (SFAS No. 141(R)-a) which simplifies how entities will be required to account for contingencies arising in business combinations under SFAS 141(R) “Accounting for Business Combinations”. FASB decided to amend the guidance SFAS 141(R) to require assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if fair value can be reasonably estimated.  If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would be accounted for in accordance with FASB Statement No. 5 “Accounting for Contingencies” (SFAS 5). The provisions of SFAS No. 141(R)-a are applicable to business combinations consummated after January 1, 2009 for calendar year entities. The adoption of SFAS 141(R)-a will have an impact on the Company’s accounting for business combinations in connection with any future acquisitions.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. This FSP is effective April 1, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures will be required beginning with the quarter ending June 30, 2009. The Company has adopted the requirements of this pronouncement effective this quarter ended June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual period ending after June 15, 2009 and will be applied prospectively. The Company has adopted the requirements of this pronouncement for this quarter ended June 30, 2009 and will evaluate subsequent events through the day of filing each financial statement.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets” (“SFAS 166”). Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.
SFAS 166 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. We are currently evaluating the impact of adoption of SFAS 166 on the accounting for our convertible notes and related warrant liabilities.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. We are currently evaluating the impact, if any, of adoption of SFAS 167 on our financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162” (“SFAS 168”). Statement 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of SFAS 168 will not have an impact on our consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2009

AS COMPARED TO JUNE 30, 2008

INTRODUCTION

Our business is organized into Biometrics and Law Enforcement segments, structured to quickly respond to market needs.  Each segment is headed by a General Manager focusing on growing the business, and driving down costs to achieve profitability.

A detailed analysis of both segments can be found below.

Consolidated Results of Operations - Percent Trend

	Three Months Ended June 30,
	2009	2008
Revenues
Services	70%	51%
License fees and other	30%	49%
	100%	100%
Costs and other expenses
Cost of services	13%	8%
Cost of license fees and other	4%	4%
	17%	12%
Gross Profit	83%	88%

Operating expenses
Selling, general and administrative	49%	47%
Research, development and engineering	28%	33%
	77%	80%
Operating Income (Loss)	6%	8%

Other deductions
Total other deductions	-1%	-1%
Net Income from continuing operations	5%	7%
Net Loss from discontinued operations	0%	-2%
Net Income	5%	5%

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

	Three months ended June 30,
	2009	2008	$ Change	% Change

Revenues
Law Enforcement
Service	$1,804,893	$1,781,915	$22,978	1%
License & other	627,144	576,762	50,382	9%
	2,432,037	2,358,677	73,360	3%
Biometrics
Service	84,154	46,430	37,724	81%
License & other	196,531	1,174,846	(978,315)	-83%
	280,685	1,221,276	(940,591)	-77%

Total Revenue	$2,712,722	$3,579,953	$(867,231)	-24%

Cost of goods sold
Law Enforcement
Service	$324,796	$270,107	$54,689	20%
License & other	47,116	103,908	(56,792)	-55%
	371,912	374,015	(2,103)	-1%
Biometrics
Service	25,721	18,641	7,080	38%
License & other	53,051	28,522	24,529	86%
	78,772	47,163	31,609	67%

Total COGS	$450,684	$421,178	$29,506	7%

Revenues

Law Enforcement

Service revenue for the segment for the three month period ended June 30, 2009 increased slightly by 1% as a result of increased specialized services revenue from new orders.

License revenue for the three months increased 9% over the same period in 2008, as the result of new customer orders.

Biometrics

For the three months ended June 30, 2009, service revenue increased 81% from the same period in 2008 as the Company added new maintenance customers.

License and other revenue for the three months ended June 30, 2009 decreased by 83%, attributable directly to an order received in the same period in 2008 from a new OEM customer.

Costs of goods sold

Law Enforcement

Cost of services for the three months ended June 30, 2009 increased approximately $55,000 from the same period in 2008 due to direct costs and third party related expenses.

Cost of licenses for the three months ended June 30, 2009 decreased by approximately $57,000 from the same period in 2008 due to change in the product mix of third-party software and related royalty costs.

Biometrics

For the three months ended June 30, 2009, cost of services increased approximately $7,000 from the same period in 2008 due to increased customer support for the expanding customer base.

License and other costs increased for the three months ended June 30, 2009 from the same period in 2008 by approximately $25,000 due to and increase in costs for temporary outside services required to support specific customer orders, offset by the a reduction in hardware costs.

Selling, general and administrative

	Three months ended June 30,
	2009	2008	$ Change	% Change

Law Enforcement	$862,276	$1,413,216	$(551,940)	-39%
Biometrics	458,485	282,090	176,395	63%

Total	$1,320,761	$1,695,306	$(374,545)	-22%

Law Enforcement & Biometrics

SG&A expenses decreased by 22% for the three months ended June 30, 2009 from the same period in 2008 due to lower rent, and stock compensation charges.  The Company expects that SG&A expenses will remain at approximately the same level for the remainder of 2009.

Research, development and engineering

	Three months ended June 30,
	2009	2008	$ Change	% Change

Law Enforcement	$545,599	$891,047	$(345,448)	-39%
Biometrics	223,510	273,170	(49,660)	-18%

Total	$769,109	$1,164,217	$(395,108)	-34%

Law Enforcement & Biometrics

Research, development and engineering expenses decreased by 34% for the three months ended June 30, 2009 from the same period in 2008, driven largely by reductions in facilities and personnel related expenses.

Other income and expense

	Three months ended June 30,
	2009	2008	$ Change	% Change

Derivative and warrant fair value adjustments	$(19,646)	$(41,915)	$22,269	-53%
Interest income	—	399	(399)	-100%
Interest expense	(12,752)	(7,884)	(4,868)	62%
Other expense	—	(16,142)	16,142	-100%

Total	$(32,398)	(65,542)	$33,144	-51%

For the three months ended June 30, 2009, derivative and warrant fair value adjustments decreased, when compared to the 2008 period, due to changes in the fair market value of embedded derivatives and detachable warrants issued with convertible debt issued in 2004 and 2005, as well as additional derivatives recorded as a result of financings in 2006. The fair value of the derivatives will fluctuate based on our stock price on the valuation date, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate and the time to maturity of the outstanding instruments at different points in time.

For the three months ended June 30, 2009, the increase in the interest expense was attributable to the note payable.  The corresponding three month period ending June 30, 2008 included lesser, non-cash interest charges included in the calculations for the amortization of deferred rent.

SIX MONTHS ENDED JUNE 30, 2009 AS COMPARED TO JUNE 30, 2008

Consolidated Results of Operations - Percent Trend

	Six Months Ended June 30,
	2009	2008
Revenues
Services	66%	58%
License fees and other	34%	42%
	100%	100%
Costs and other expenses
Cost of services	11%	10%
Cost of license fees and other	4%	4%
	15%	14%
Gross Profit	85%	86%

Operating expenses
Selling, general and administrative	48%	57%
Research, development and engineering	29%	39%
	77%	96%
Operating loss	8%	-10%

Other deductions
Total other deductions	-2%	-1%
Net Loss from continuing operations	6%	-11%
Net Income (Loss) from discontinued operations	—%	-1%
Net Income (Loss)	6%	-12%

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

	Six months ended June 30,
	2009	2008	$ Change	% Change
Revenues
Law Enforcement
Service	$3,618,924	$3,466,069	$152,855	4%
License & other	1,366,905	1,080,407	286,498	27%
	4,985,829	4,546,476	439,353	10%
Biometrics
Service	215,503	79,545	135,958	171%
License & other	603,376	1,494,350	(890,974)	-60%
	818,879	1,573,895	(755,016)	-48%

Total Revenue	$5,804,708	$6,120,371	$(315,663)	-5%

Cost of goods sold
Law Enforcement
Service	$602,616	$607,343	$(4,727)	-1%
License & other	53,216	158,604	(105,388)	-66%
	655,832	765,947	(110,115)	-14%
Biometrics
Service	53,879	28,990	24,889	86%
License & other	172,713	67,722	104,991	155%
	226,592	96,712	129,880	134%

Total COGS	$882,424	$862,659	$19,765	2%

Revenues

Law Enforcement

For the six months ended June 30, 2009, service revenue increased by 4% from the same period in 2008, directly relating to increased new customer orders and increasing maintenance customer base.

License & other revenue for the six months ended June 30, 2009 grew by 27% from the same period in the prior year directly attributable to over 25 new customer orders, in addition to add-on orders from existing customers

Biometrics

Service revenue for the six months ended June 30, 2009 increased 171% as the Company has increased the maintenance customer base compared to the prior year’s corresponding period.

License and other revenue for the six months ended June 30, 2009 decreased 60%, attributable directly to an order received in the same period in 2008 from a new OEM customer.

Costs of goods sold

Law Enforcement

Cost of services for the six months ended June 30, 2009 remained relatively flat from the same period in 2008 due steady state customer support and increased direct expenses, offset by reduction in special project requirements.

Cost of License & other for the six months ended June 30, 2009 decreased by 66% from the six months ended June 30, 2008 due to a change in the mix of orders received requiring more BIO-key software combined with third-party products.

Biometrics

For the six months ended June 30, 2009, cost of services increased approximately $25,000 from the same period in 2008 due to increased customer support for the expanding customer base.

License and other costs increased for the three months ended June 30, 2009 from the same period in 2008 by approximately $105,000 due to and increase in costs for temporary outside services required to support specific customer orders, and third party software.

Selling, general and administrative

	Six months ended June 30,
	2009	2008	$ Change	% Change

Law Enforcement	$1,857,201	$2,922,867	$(1,065,666)	-36%
Biometrics	939,785	561,531	378,254	67%

Total	$2,796,986	$3,484,398	$(687,412)	-20%

SG&A costs for the six months ended June 30, 2009 decreased 20% compared to the same period in 2008.  For the six months ended June 30, 2008, the Company incurred $233,000 in non-cash compensation charges recognized in accordance with FAS123R.   Reduction in rent expense was also a significant contributor to the overall decrease.

Research, development and engineering

	Six months ended June 30,
	2009	2008	$ Change	% Change

Law Enforcement	$1,195,105	$1,876,062	$(680,957)	-36%
Biometrics	473,777	535,186	(61,409)	-11%

Total	$1,668,882	$2,411,248	$(742,366)	-31%

Law Enforcement & Biometrics

For the six months ended June 30, 2009, research, development and engineering costs decreased 31% from the six months ended June 30, 2008 due to reductions in personnel and related expenses, and temporary outside services.

Other income and expense

	Six months ended June 30,
	2009	2008	$ Change	% Change

Derivative and warrant fair value adjustments	$(54,976)	$(11,174)	$(43,802)	392%
Interest income	—	1,298	(1,298)	-100%
Interest expense	(36,246)	(18,007)	(18,239)	101%
Other expense	(3,375)	(16,142)	12,767	-79%

Total	$(94,597)	$(44,025)	$(50,572)	115%

For the six months ended June 30, 2009, derivative and warrant fair value adjustments increased, when compared to the 2008 period, due to changes in the fair market value of embedded derivatives and detachable warrants issued with convertible debt issued in 2004 and 2005, as well as additional derivatives recorded as a result of financings in 2006. The fair value of the derivatives will fluctuate based on our stock price on the valuation date, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate, and the time to maturity of the outstanding instruments at different points in time.

For the six months ended June 30, 2009, the increase in the interest expense was attributable to the Note Payable.  The corresponding six month period ending June 30, 2008 included lesser, non-cash interest charges included in the calculations for the amortization of deferred rent.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2009, net cash used in operations was approximately $1,088,000.  The cash used for continuing operations was primarily due to the following items:

•                  Negative cash flow due to a increase in accounts receivable of approximately $449,000,

•                  Positive cash flow due to a decrease in cost and earnings in excess of billings on uncompleted contracts of approximately $145,000,

•                  Negative cash flows from a slight increase in accounts payable offset by a decrease accrued liabilities of approximately $100,000,

•                  Negative cash flows from a decrease in note payable of approximately $1,230,308,

•                  Negative cash flows from a decrease in deferred revenue of approximately $269,000 due to the timing of billings.

The following non-cash items reflected in the Company’s statement of operations are used to reconcile the net loss to the net cash used in operating activities during the six months ended June 30, 2009:

•                  The Company issued notes in 2004, 2005 and 2006 and preferred stock in 2006, all of which contained embedded derivatives, and associated warrants. In 2009, the Company recognized a loss of approximately $55,000 related to the increase in value of the derivatives and associated warrants. The increase in value is driven mainly by the increase in value of the underlying BIO-key stock.

•                  The Company recorded approximately $272,000 of charges in 2009 for the expense of amortizing intangible assets.

•                  The Company recorded approximately $65,000 of charges in 2009 for the expense of issuing options to employees for services.

Net cash used in investing activities for the six months ended June 30, 2009 was approximately $24,000, used in capital expenditures to upgrade computers.

Working capital deficit at June 30, 2009 was approximately $3,316,000, as compared to a deficit of approximately $4,103,000 at December 31, 2008, the improvement of which was driven mainly by the reduction of note payable.

Since January 7, 1993 (date of inception), our capital needs have been principally met through proceeds from the sale of equity and debt securities.

We do not expect any material capital expenditures during the next twelve months.

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Liquidity outlook

At June 30, 2009 our total of cash and cash equivalents was $563,559 as compared to $1,712,912 at December 31, 2008.

For approximately the past 18 months the Company has financed itself with internal funds generated from operations. Previously,  the Company had financed itself through access to the capital markets by issuing debt securities, convertible preferred stock and common stock. We currently require approximately $900,000 per month, to conduct our operations. During the first six months of 2009, we generated approximately $5,805,000 of revenue and achieved profitability for the six months ended June 30, 2009.   While the Company expects to remain profitable through the remainder of 2009, there can be no assurance that we will.

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

The Company has received waivers from the holders of 64% of the outstanding preferred shares, representing 89% of the outstanding shares other than the shares held by Longview Special Finance, Inc. and Longview Fund, L.P.  See note 16 for subsequent related liability.

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

The Company has entered into a Settlement Agreement with Longview Special Finance, Inc. and Longview Fund, L.P whereby we are required to pay a total of $2,164,922 by October 30, 2009.  We have taken out an unsecured promissory note with the Shaar Fund, Ltd., due and payable on November 4, 2009, to pay half of the obligation on July 7, 2009.  The balance of the Settlement agreement is accruing interest at seventeen percent (17%) per annum and the promissory note is accruing interest at eight percent (8%) per annum.

Due to several factors, including our history of losses and limited revenue, our former and current independent auditors have included an explanatory paragraph in opinions they have previously issued related to our annual financial statements as to the substantial doubt about our ability to continue as a going concern. Our long-term viability and growth will depend upon the successful commercialization of our technologies and our ability to obtain adequate financing. In addition, the recent financial crisis in the global capital markets and the current negative global economic trends have had an adverse impact on market participants including, among other things, volatility in security prices, diminished liquidity, and limited access to financing.  These events could, therefore, affect our efforts to commercialize our technology and to obtain adequate financing.  In particular, these conditions could impact the ability and willingness of our current and prospective customers to make investments in our technology and pay their obligations to us. To the extent that we require such additional financing, no assurance can be given that any form of additional financing will be available on terms acceptable to us, that adequate financing will be obtained to meet our needs, or that such financing would not be dilutive to existing stockholders. If available financing is insufficient or we fail to continue to generate meaningful revenue, we may be required to further reduce operating expenses, delay the expansion of operations, be unable to pursue merger or acquisition candidates, or continue as a going concern.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2009 was carried out by the Company under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

During the review of the Company’s operating results for the period covered by this report, our CEO and CFO determined that, as of June 30, 2009, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms.  Our management reached this conclusion after identifying our system to capture disclosure items, our internal process of review for account reconciliations, our documentation of internal controls and our internal process for preparing our quarterly report on Form 10-Q for the quarterly period ended June 30, 2009 as being adequate to provide such assurance.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 2, 2009, Longview Special Finance, Inc. and Longview Fund, L.P. (the “Plaintiffs”) filed a complaint against the Company in the United States District Court for the Southern District of New York entitled Longview Special Finance, Inc. and Longview Fund, L.P. v. BIO-key International, Inc., in which the Plaintiffs were seeking $2,915,950 in damages and an unspecified amount of interest and attorney’s fees from the Company as a result of the Company’s alleged improper failure to redeem, on or prior to January 10, 2009, the outstanding shares of the Company’s Series B Convertible Preferred Stock and Series C Convertible Preferred Stock held by the Plaintiffs.  Subsequently, effective as of July 2, 2009, the Company entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with the plaintiffs in order to resolve all matters relating to the litigation. See Note 16 to these Financial Statements for details regarding the Settlement Agreement.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-Key International, Inc.

Dated: August 10, 2009	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer

Dated: August 10, 2009	/s/ THOMAS J. COLATOSTI
Thomas J. Colatosti
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1 (1)	Amendment Agreement, dated April 3, 2009, by and between the Company and Dataradio

31.1(1)	Certificate of CEO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

31.2 (1)	Certificate of CFO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

32.1(1)	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350

32.2 (1)	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

(1)                        Filed herewith