Form 10-Q
period 2009-09-30
BIO KEY INTERNATIONAL INC
filed 2009-11-13
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of November 13, 2009 were 77,244,711.

BIO-KEY INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION

FINANCIAL STATEMENTS BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$904,598	$1,712,912
Accounts receivable, net of allowance for doubtful accounts of $39,546 at September 30, 2009 and $5,845 at December 31, 2008	174,917	96,131
Inventory	22,277	13,159
Prepaid expenses	56,127	54,843
Continuing operations total current assets	1,157,919	1,877,045
Discontinued operations total current assets	963,916	810,708
Equipment and leasehold improvements, net	52,614	25,677
Deposits and other assets	8,711	7,812
Restricted cash	40,500	40,500
Intangible assets—less accumulated amortization	233,272	251,812
Continuing operations total non-current assets	335,097	325,801
Discontinued operations non-current assets	7,874,357	8,234,436
TOTAL ASSETS	$10,331,289	$11,247,990

LIABILITIES
Accounts payable	$416,212	$252,213
Accrued liabilities	892,882	663,567
Note payable	2,082,460	—
Deferred revenue	199,786	677,966
Continuing operations total current liabilities	3,591,340	1,593,746
Discontinued operations total current liabilities	3,949,002	5,196,805
Warrants	152,451	12,317
Redeemable preferred stock derivatives	17,475	439
Deferred revenue	11,524	—
Continuing operations total non-current liabilities	181,450	12,756
Discontinued operations total non-current liabilities	62,213	19,892
TOTAL LIABILITIES	7,784,005	6,823,199

Commitments and contingencies

Series B redeemable convertible preferred stock: authorized, 1,000,000 shares (liquidation preference of $1 per share); issued and outstanding 970,612 shares of $.0001 par value at September 30, 2009 and 970,612 at December 31, 2008	469,550	1,008,224
Series C redeemable convertible preferred stock: authorized, 600,000 shares (liquidation preference of $10 per share); issued and outstanding 592,032 shares of $.0001 par value at September 30, 2009 and 592,032 at December 31, 2008	4,063,666	6,498,516
	4,533,216	7,506,740
STOCKHOLDERS’ DEFICIT:
Series A convertible preferred stock: authorized, 100,000 shares (liquidation preference of $100 per share); issued and outstanding 30,557 shares of $.0001 par value, at September 30, 2009 and December 31, 2008	3	3
Common stock — authorized, 170,000,000 shares; issued and outstanding; 75,098,235 and 67,876,880 of $.0001 par value at September 30, 2009 and December 31, 2008, respectively	7,510	6,788
Additional paid-in capital	52,494,989	51,692,103
Accumulated deficit	(54,488,434)	(54,780,843)
TOTAL STOCKHOLDERS’ DEFICIT	(1,985,932)	(3,081,949)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,331,289	$11,247,990

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenues
License fees and other	$435,872	$394,807	$1,039,247	$1,889,156
Service	88,479	58,121	303,983	137,667
	524,351	452,928	1,343,230	2,026,823
Costs and other expenses
Cost of license fees and other	179,286	80,751	352,088	148,472
Cost of Service	15,499	17,540	48,208	36,911
	194,785	98,291	400,296	185,383
Gross Profit	329,566	354,637	942,934	1,841.440

Operating Expenses
Selling, general and administrative	749,771	863,240	2,474,986	2,639,630
Research, development and engineering	245,318	238,915	719,095	769,147
	995,089	1,102,155	3,194,081	3,408,777
Operating loss	(665,523)	(747,518)	(2,251,147)	(1,567,337)
Other income (expenses)
Derivative and warrant fair value adjustments	(102,193)	73,600	(157,170)	62,426
Interest income	405	42	405	1,339
Interest expense	—	(746)	—	(3,419)
Investment Income	—	118,631	—	118,631
Other	(3,774)	(740)	(7,148)	(16,882)
	(105,562)	190,787	(163,913)	162,095
Loss from continuing operations	(771,085)	(556,731)	(2,415,060)	(1,405,242)
Income from discontinued operations	701,674	511,763	2,707,468	612,861
Net income (loss)	$(69,411)	$(44,968)	$292,408	$(792,381)

Basic and Diluted Earnings per Common Share:
Income (loss) from continuing operations	$(0.01)	$(0.02)	$(0.05)	$(0.04)
Income (loss) from discontinued operations	0.01	0.01	0.04	0.01
Net income (loss)	$0.00	$(0.01)	$(0.01)	$(0.03)

Weighted Average Shares Outstanding:
Basic	73,521,550	64,913,843	71,115,231	63,299,532
Diluted	74,892,822	64,913,843	72,432,503	63,299,532

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2009	2008

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$292,408	$(792,381)
Less:
Income (loss) from discontinued operations	2,707,468	(612,861)
Loss from continuing operations	(2,415,060)	(1,405,242)
Adjustments to reconcile net loss to cash used in operating activities:
Derivative and warrant fair value adjustments	157,170	(62,426)
Depreciation	17,875	15,547
Amortization
Intangible assets	18,540	9,444
Allowance for doubtful receivables	33,701	13,813
Share-based compensation	69,419	265,753
Change in assets and liabilities:
Accounts receivable trade	(112,487)	79,287
Inventory	(9,118)	(12,008)
Prepaid expenses and other	(1,284)	8,401
Accounts payable	163,999	(287,331)
Accrued liabilities	185,355	(44,272)
Deferred revenue	(466,656)	(306,426)
Net cash used for continuing operations	(2,358,546)	(1,112,599)
Net cash provided by discontinued operations	1,720,306	730,034
Net cash used for operating activities	(638,240)	(382,565)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(25,085)	(1,361)
Deposits	(899)	(922)
Transfer of funds from restricted cash	—	112,594
Proceeds from sale of assets	—	10,530
Net cash provided by (used for) continuing operations	(25,984)	120,841
Net cash provided by (used for) discontinued operations	(24,423)	414,247
Net cash provided by (used for) investing activities	(50,407)	535,088
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of short-term obligations	1,000,000	—
Repayment of long term obligations	(1,082,460)	—
Dividend Payment	(37,207)	—
Net cash used for financing activities	(119,667)	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(808,314)	152,523
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,712,912	964,774
CASH AND CASH EQUIVALENTS, END OF PERIOD	$904,598	$1,117,297

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2009	2008

Noncash Investing and Financing Activities:

Issuance of Debt in exchange of discounted Series B redeemable preferred Stock	398,387	—

Discount on Series B redeemable preferred Stock	130,153	—

Issuance of Debt in exchange of discounted Series C redeemable preferred Stock	1,810,495	—

Discount on Series C redeemable preferred Stock	591,487	—

Issuance of common stock through conversion of principal and dividends outstanding on preferred stock	767,916	656,096

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009 (Unaudited)

1.                BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements include the accounts of BIO-key International, Inc. and its wholly-owned subsidiary (collectively, the “Company”) and are stated in conformity with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. Significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The balance sheet at December 31, 2008 was derived from the audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”) filed on March 11, 2009.

Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of SFAS 168 did not have an impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which is now part of ASC 855, Subsequent Events. SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual period ending after June 15, 2009 and will be applied prospectively. The Company has adopted the requirements of this pronouncement for this quarter ended June 30, 2009 and will evaluate subsequent events through the day of filing each financial statement.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). Under the new guidance, which is now part of the Accounting Standards Codification (ASC) 320, Investments – Debt and Equity Securities, an other–than-temporary impairment is recognized when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value.  Additionally, the new guidance changes the presentation and amount of other-than-temporary impairment losses recognized in the income statement for instances in which the Company does not intend to sell a debt security, or it is more likely than not that the Company will not be required to sell a debt security prior to the anticipated recovery of its remaining cost basis.  The Company separates the credit loss component of the impairment form the amount related to all other factors and reports the credit loss component in net realized investment gains (losses).  The impairment related to all other factors if reported in “accumulated other changes in equity from non-owner sources.” In addition to the changes in measurement and presentation, the disclosures are required to be included in both interim and annual periods.  The provisions of the new guidance were effective for interim periods ending after June 15, 2009. The adoption of the new guidance did not have a material effect on the Company’s results of operations, financial position or liquidity and we will comply with the guidance going forward.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which is now part of ASC 825. This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures were required beginning with the quarter ended June 30, 2009. The Company has adopted the requirements of this pronouncement effective the quarter ended June 30, 2009.

In February 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R)-a, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (SFAS No. 141(R)-a), now part of ASC 805, which simplifies how entities will be required to account for contingencies arising in business combinations under SFAS 141(R) “Accounting for Business Combinations”. FASB decided to amend the guidance SFAS 141(R) to require assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if fair value can be reasonably estimated.  If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would be accounted for in accordance with FASB Statement No. 5 “Accounting for Contingencies” (SFAS 5). The provisions of SFAS No. 141(R)-a are applicable to business combinations consummated after January 1, 2009 for calendar year entities. The adoption of SFAS 141(R)-a will have an impact on the Company’s accounting for business combinations in connection with any future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”  (SFAS No. 160), which establishes accounting and reporting standards for the non-controlling interest in a subsidiary for the deconsolidation of a subsidiary.  Under the guidance, which is now part of the (ASC) 810, Consolidation, SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years. The Company does not currently have any non-controlling interests.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” (SFAS No.161) which amends and expands the disclosure requirements related to derivative instruments and hedging activities. Under the guidance, which is now part of the (ASC) 815, Derivatives and Hedging Activities, the Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The provisions of SFAS 161 are effective for the fiscal year beginning January 1, 2009. The Company will comply with the disclosure requirements of this statement since it utilizes derivative instruments.

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP 157-3). Under the guidance, which is now part of the (ASC) 350, Intangibles – Goodwill and Other, FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company will comply with the clarification to the original application.

In November 2008, the FASB ratified the EITF consensus on Issue No. 08-7, “Accounting for Defensive Intangible Assets” (EITF 08-7). Under the guidance, which is now part of the (ASC) 350, Intangibles – Goodwill and Other, the consensus addresses the accounting for an intangible asset acquired in a business combination or asset acquisition that an entity does not intend to use or intends to hold to prevent others from obtaining access (a defensive intangible asset). Under EITF 08-7, a defensive intangible asset needs to be accounted as a separate unit of accounting and would be assigned a useful life based on the period over which the asset diminishes in value. EITF 08-7 was effective for transactions occurring after December 31, 2008. The Company will consider this standard in terms of intangible assets in connection with any future acquisitions.

Accounting Standards Not yet Adopted

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets” (“SFAS 166”). Statement 166 is a revision to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.
SFAS 166 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. We are currently evaluating the impact of adoption of SFAS 166 on the accounting for our convertible notes and related warrant liabilities  The Company does not expect that the provisions of the new guidance will have a material effect on its results of operations, financial position or liquidity.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. We are currently evaluating the impact, if any, of adoption of SFAS 167 on our financial statements.

2.                LIQUIDITY AND CAPITAL RESOURCE MATTERS

We have incurred significant losses to date, and at September 30, 2009, we had an accumulated deficit of approximately $54.5 million. The potential for significant growth of the Company as a whole is largely dependent upon market development and market acceptance of our biometric technology.

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

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern, and assumes continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, and maintain profitability in its future operations. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

3.                DISCONTINUED OPERATIONS

Law Enforcement Division

On August 13, 2009, the Company and InterAct911 Mobile Systems, Inc. (“the Buyer”), a wholly-owned subsidiary of InterAct911 Corporation (the “Parent”), entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which the Buyer agreed to purchase the Company’s Law Enforcement division (the “Business”). The Buyer will pay the Company an aggregate purchase price of $11 million for the Business, of which $7 million is payable in cash at the closing of the transactions contemplated by the Purchase Agreement (the “Asset Sale”), subject to customary adjustments provided in the Purchase Agreement, and Buyer will issue a promissory note (the “Note”) in the original principal amount of $4 million in favor of the Company. The Note is to be paid in three equal annual installments beginning on the first anniversary of the closing and will bear interest, payable on a quarterly basis, at a rate per annum equal to six percent (6%) compounded annually on the principal sum from time to time outstanding. The Note will be guaranteed by the Parent and its owner SilkRoad Equity, LLC (“SilkRoad”), a private investment firm, and secured by all of the intellectual property assets of the Business being transferred to the Buyer as part of the Asset Sale. In addition, at the closing of the Asset Sale, the Company will issue to SilkRoad a warrant to purchase up to 8 million shares of the Company’s common stock at a cash purchase price of $0.30 per share. This warrant will expire on the fifth anniversary of the closing.

The Purchase Agreement provides for Buyer to acquire substantially all of the assets relating to the Business, including the Company’s customer contracts, intellectual property, accounts receivables, equipment, inventories, software, technologies, and communication systems relating to the Business, and to assume certain specified liabilities as set forth in the Purchase Agreement. The Company and InterAct Public Safety Systems, an affiliate of Buyer, have collaborated on many projects in the past, including partnership arrangements in which products used in the Business (including elements of the MobileCop®, PocketCop®, MobileRescue™, MobileOffice™, and InfoServer™ product lines) have been integrated with those of InterAct Public Safety Systems and sold to law enforcement agencies and other emergency response customers. Outside of those commercial dealings, there are no material relationships among the Company and Buyer or any of their respective affiliates other than in respect of the Purchase Agreement and the related ancillary agreements.

The assets and the liabilities for the Law Enforcement Division for the periods ended September 30, 2009 and December 31, 2008 were as follows:

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Unaudited)
ASSETS
Accounts receivable, net of allowance for doubtful accounts of $8,571 at September 30, 2009 and $76,553 at December 31, 2008	$929,090	$624,891
Costs in Excess of Billing	—	144,551
Prepaid expenses	34,826	41,266
Total current assets	963,916	810,708
Equipment and leasehold improvements, net	36,907	66,561
Intangible assets—less accumulated amortization	464	330,889
Goodwill	7,836,986	7,836,986
Non-current assets	7,874,357	8,234,436
TOTAL ASSETS	$8,838,273	$9,045,144

LIABILITIES
Accounts payable	$81,575	$28,781
Accrued liabilities	269,185	638,322
Note payable	—	1,516,651
Deferred rent	20,864	6,541
Deferred revenue	3,577,378	3,006,510
Total current liabilities	3,949,002	5,196,805
Deferred rent	31,652	11,510
Deferred revenue	30,561	8,382
Total non-current liabilities	62,213	19,892
TOTAL LIABILITIES	$4,011,215	$5,216,697

The closing of the Asset Sale is conditioned upon the Company’s receipt of the approval of its stockholders as well as the satisfaction of certain other customary closing conditions. The Purchase Agreement may be terminated by either the Company or Buyer if the closing has not occurred by January 31, 2010 or upon the occurrence of certain customary events as set forth in the Purchase Agreement. The Company currently expects to hold a special meeting of its stockholders and that, if the stockholders approve the Asset Sale and the other conditions are satisfied, the Asset Sale would close during the fourth quarter of 2009. In addition, if the Purchase Agreement is terminated under certain circumstances, including a determination by the Company’s Board of Directors to accept an acquisition proposal it deems superior to the Asset Sale, the Company has agreed to pay Buyer a termination fee equal to $1 million.

Prior to the Purchase Agreement, the Business had been reported as a separate segment. The Business has been reported as a discontinued operation and all periods presented have been recast accordingly to reflect these operations as discontinued.

Revenues and net income for the Law Enforcement Business Segment for the three and nine month periods ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues	$2,171,869	$2,429,803	$7,157,698	$6,976,279
Net income	$701,674	$511,763	$2,707,468	$678,314

Fire Division

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

Prior to the sale, Fire had been reported as a separate segment. The Company sold its Fire operating segment to better focus on its core lines of business. The Fire business has been reported as a discontinued operation and all periods presented have been recast accordingly to reflect these operations as discontinued.

Revenues and net income (loss) for the Fire Segment for the three and nine month periods ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues	$—	$—	$—	$—
Net loss	$—	$—	$—	$(65,454)

4.                SHARE BASED COMPENSATION

The Company accounts for share based compensation by measuring compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The majority of our share-based compensation arrangements vest over either three or four years. The Company expenses its share-based compensation under the ratable method, which treats each vesting tranche as if it were an individual grant. The fair value of stock options is determined using the Black-Scholes valuation model, and requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected option term”), the estimated volatility of our common stock price over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized as an expense in the consolidated statements of operations. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the service period, net of estimated forfeitures (the number of individuals that will ultimately not complete their vesting requirements). The estimation of stock awards that will ultimately vest requires significant judgment. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

The compensation expense increased the Company’s loss from continuing operations by $9,651 and $28,291 with no effect per share (basic and diluted) for the three months ended September 30, 2009 and 2008 respectively, and $69,419 and $265,753 with no effect per share (basic and diluted), for the nine months ended September 30, 2009 and 2008 respectively.

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited condensed interim consolidated statements of operations:

	Three Months Ended September 30,	Three Months Ended September 30,
	2009	2008

Selling, general and administrative	$2,526	$22,699
Research, development and engineering	7,125	5,592
	$9,651	$28,291

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2009	2008

Selling, general and administrative	$51,427	$253,019
Research, development and engineering	17,992	12,734
	$69,419	$265,753

Valuation Assumptions for Stock Options

For the three months ended September 30, 2009 and 2008, 0 and 195,000 stock options were granted, respectively. For the nine months ended September 30, 2009 and 2008, 790,000 and 759,272 stock options were granted, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,
	2009	2008
Risk free interest rate	—	3.09%
Expected life of options (in years)	—	4.5
Expected dividends	—	0%
Volatility of stock price	—	87%

	Nine Months Ended September 30,
	2009	2008
Risk free interest rate	1.83-1.85%	2.95-3.72%
Expected life of options (in years)	4.5	4.5
Expected dividends	0%	0%
Volatility of stock price	87%	87-88%

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

1999 Stock Option Plan

During 1999, the Board of Directors of the Company adopted the 1999 Stock Option Plan (the “1999 Plan”). The 1999 Plan was not presented to stockholders for approval and thus incentive stock options are not available under the plan. Under the 1999 Plan, 2,000,000 shares of common stock are reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 85% of fair market value. The term of non-statutory stock options granted may not exceed ten years. Options issued under the 1999 Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined, all options outstanding vest immediately. The 1999 Plan expired in August 2009.

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

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2009:

	Number of Options					Weighted average exercise	Weighted average remaining life	Aggregate intrinsic
	1996 Plan	1999 Plan	2004 Plan	Non Plan	Total	price	(in years)	value
Outstanding, as of December 31, 2008	80,000	335,000	2,837,941	3,755,000	7,007,941	$0.78

Granted	—	500,000	290,000	—	790,000	0.087
Exercised	—	—	—	—	—	—
Forfeited	—	—	(79,008)	—	(79,008)	0.47
Expired	—	(200,000)	(443,492)	(300,000)	(593,492)	0.73
Outstanding, as of September 30, 2009	80,000	635,000	2,605,441	3,455,000	6,775,441	$0.71	3.10	$136,013
Vested or expected to vest at September 30, 2009					6,646,924	$0.72	3.04	$125,508
Exercisable at September 30, 2009					6,245,938	$0.76	2.86	$93,834

The options outstanding and exercisable at September 30, 2009 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)	Number exercisable	Weighted average exercise price
$ 0.075-0.21	1,596,272	$0.11	5.99	1,075,103	$0.11
0.22-0.40	236,000	0.38	1.65	236,000	0.38
0.41-0.68	1,584,000	0.58	2.02	1,575,666	0.58
0.69-1.11	1,842,669	0.89	2.90	1,842,669	0.89
1.12-1.62	1,516,500	1.30	1.66	1,516,500	1.30
$ 0.075-1.62	6,775,441			6,245,938

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.195 as of September 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2009 was 1,055,104.

The weighted average fair value of options, granted during the three months ended September 30, 2008 was $0.11 per share, and during the nine months ended September 30, 2009 and September 30, 2008 was $0.087 and $0.11 per share, respectively.

As of September 30, 2009 future compensation cost related to nonvested stock options is approximately $34,143 and will be recognized over an estimated weighted average period of approximately 0.97 years.

5.                EARNINGS (LOSS) PER SHARE COMMON STOCK (“EPS”)

The Company’s basic EPS is calculated using net income (loss) available to common shareholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes and preferred stock. For the three and nine months ended September 30, 2009 and 2008, diluted per share computations are not presented since this effect would be antidilutive.

The reconciliation of the numerators of the basic and diluted EPS calculations was as follows for both of the following three and nine month periods ended September 30:

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008

Numerator:

Loss from continuing operations	$(771,085)	$(556,731)	$(2,415,060)	$(1,405,242)
Convertible preferred stock dividends and accretion	(244,249)	(474,358)	(971,502)	(1,416,145)
Loss available to common stockholders (basic EPS)	$(1,015,334)	$(1,031,089)	$(3,386,562)	$(2,821,387)

The following table summarizes the potential weighted average shares of common stock that were excluded from the diluted per share calculation, because the effect of including these potential shares was antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Preferred Stock	23,533,567	33,155,440	23,533,567	33,155,440
Stock Options	1,371,272	564,272	1,317,272	564,272

Potentially dilutive securities	24,904,839	33,719,712	24,850,839	33,719,712

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Stock options	5,404,169	7,053,669	5,458,169	7,053,669
Warrants	3,775,791	10,566,375	3,775,791	10,566,375

Total	9,179,960	17,620,044	9,233,960	17,620,044

6.                                       EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following:

	September 30, 2009	December 31, 2008

Equipment	$363,844	$352,740
Furniture and fixtures	94,402	87,972
Software	72,575	72,575
Leasehold improvements	33,812	24,382
	564,633	537,669

Less accumulated depreciation and amortization	(512,019)	(511,992)

Total	$52,614	$25,677

7.                                       GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill resulted from the acquisition of Public Safety Group, Inc. and certain assets and assumed liabilities of the Mobile Government Division of Aether Systems, Inc. in 2004.  The Company has elected to perform the annual assessment of the carrying value of all goodwill as of September 30th of each year using a number of criteria, including the value of the overall enterprise.  Impairment charges from existing operations or other acquisitions, if any, are reflected as an operating expense in the statement of operations.  As of September 30, 2009 we have performed our testing which resulted in no impairment.  As of September 30, 2009 and December 31, 2008, all goodwill was associated with the Law Enforcement Business.

Other intangible assets as of September 30, 2009 consisted of the following:

	September 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents and patents pending	287,248	(53,976)	233,272	297,101	(45,448)	251,653

Total	$287,248	$(53,976)	$233,272	$297,101	$(45,448)	$251,653

Aggregate amortization expense for the three months ended September 30, 2009 and 2008, was $2,946 and $5,455 respectively, and was $8,528 and $9,444 for the nine months ended September 30, 2009 and 2008 respectively.

8.                                       RESTRICTED CASH

During 2008, the Company extended its property lease at the Marlborough, MA location. Pursuant to the agreement BIO-key was to maintain a security deposit in the form of an irrevocable letter of credit in the amount of $40,500. However, BIO-key and the landlord for the property subsequently agreed to have BIO-key place the funds in a third party escrow account, to be returned at the conclusion of the lease term, in

August 2011. The escrow is recorded as the non-current asset restricted cash as at September 30, 2009 and December 31, 2008.

9.                                       NOTES PAYABLE, CONVERTIBLE DEBT FINANCING / WARRANTS

Notes Payable

Notes Payable consisted of the following:

	September 30, 2009	December 31, 2008

Notes payable	$2,082,460	$—

Effective as of July 2, 2009, the Company entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Longview Special Finance, Inc. and Longview Fund, L.P. (collectively, the “Longview Entities”) in order to resolve all matters relating to the litigation initiated by the Longview Entities earlier this year, in which they were seeking $2,886,563 in damages and an unspecified amount of interest and attorney’s fees from the Company as a result of the Company’s alleged improper failure to redeem their outstanding shares of the Company’s Convertible Preferred Stock (collectively, the “Shares”) in accordance with the terms and conditions of such preferred stock.  Pursuant to the Settlement Agreement, without admission of any liability or fault, the parties agreed to a payment schedule under which the Company is required to pay a total cash settlement amount of $2,164,922, fifty percent (50%) of which was paid on July 7, 2009.  The remaining portion of the settlement amount will bear interest at seventeen percent (17%) per annum and was required to be paid in full on or before October 30, 2009.  In return, the Longview Entities agreed to a full and complete release of the Company from all claims that were or could have been alleged in the lawsuit and agreed to relinquish all of the Shares upon receiving final payment of the settlement amount.  From October 30, 2009 until November 12, 2009, interest on the remaining portion of the settlement amount accrued at twenty percent (20%) per annum.  On November 12, 2009, the Company paid in full the entire outstanding portion of the settlement amount, together with all accrued and unpaid interest, and satisfied all of its obligations to the Longview Entities under the Settlement Agreement.

On July 7, 2009, the Company issued an unsecured promissory note (the “Note”) in the aggregate principal amount of $1,000,000 to the Shaar Fund, Ltd (“Shaar”).  The Note bears interest at eight percent (8%) per annum and was originally due and payable on November 4, 2009. Shaar has extended the due date of the Note to the earlier to occur of (i) the fifth business day after the closing of the Asset Sale (as defined below) and (ii) January 31, 2010 pursuant to a Note Amendment and Extension Agreement dated as of November 3, 2009 between the Company and Shaar, has also made a bridge loan to the Company in the principal amount of $750,000, evidenced by the Company’s unsecured Six Percent (6%) Promissory Note dated as of November 12, 2009.

In consideration thereof, Shaar and the Company also entered into a Securities Exchange Agreement dated as of November 12, 2009 (the “Exchange Agreement”), pursuant to which the Company and the holders of the outstanding shares of the Company’s Series A Convertible Preferred Stock, $0.0001 par value per share (the “Series A Preferred Stock”), such holders being Shaar (27,932 shares) and Thomas J. Colatosti (2,625 shares), agreed to exchange (a) their shares of Series A Preferred Stock for an equal number of shares of the Company’s Series D Convertible Preferred Stock, $0.0001 par value per share (the “Series D Preferred Stock”), and Warrants to purchase up to an aggregate of 5,000,000 shares of the Company’s Common Stock, including up to 4,750,000 shares to Shaar and up to 250,000 shares to Mr. Colatosti, at an exercise price of $0.30 per share, and (b) all dividends accrued and unpaid on their shares of Series A Preferred Stock for Seven Percent (7%) Convertible Promissory Notes (the “Convertible Notes”).  The Series D Preferred Stock is mandatorily redeemable on December 31, 2010, at which time the Company is to redeem for cash all outstanding shares at $100 per share, together with all accrued and unpaid dividends thereon.

The Convertible Notes may be converted in whole or in part at any time at the option of the holder into shares of the Company’s Common Stock at a price equal to the lower of (i) the average closing price of the Common Stock as quoted by Bloomberg for the ten (10) trading days prior to the date that the notice of conversion is transmitted to the Company, and (ii) $0.30, subject to certain adjustments.  The closing of the transactions contemplated by the Exchange Agreement is conditioned upon, among other things, the closing of the Asset Sale.

Convertible Debt Financing/Warrants

Long-term obligations consisted of the following as of:

	September 30, 2009	December 31, 2008
2004
FMV of warrants	$—	$291
2005
FMV of warrants	96,649	6,666
2006
FMV of warrants	55,802	5,360
Total	$152,451	$12,317

Senior Convertible Term Notes

The account balance shown represents the fair market value of warrants issued in conjunction with debt offerings undertaken from the 2004 to 2006 fiscal years. The Warrants are classified as liabilities and were valued using the Black Scholes Option Pricing model with the following assumptions:

	September 30, 2009	December 31, 2008
Dividend Yield	0%	0%
Annual volatility	157-170%	112-121%
Risk-free interest rate	0.18-0.70%	0.32-0.78%

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

10.           ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2009	December 31, 2008

Contract costs not yet invoiced by vendors	$68,866	$105,788
Compensation	52,158	48,030
Compensated absences	140,556	130,433
Royalties	206,443	33,402
Interest	194,972	176,083
Other	229,887	169,831

Total	$892,882	$663,567

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

Effective as of July 2, 2009, the Company entered into an Agreement and redeemed 520,612 for a total cash settlement amount of $390,459, fifty percent (50%) of which was paid on July 7, 2009.  The remaining portion of the settlement amount will bear interest at seventeen percent (17%) per annum and is required to be paid in full on or before October 30, 2009. From October 30, 2009 until November 12, 2009, interest on the remaining portion of the settlement amount accrued at twenty percent (20%) per annum.  On November 12, 2009, the Company paid in full the entire outstanding portion of the settlement amount, together with all accrued and unpaid interest, and satisfied all of its obligations to the Longview Entities under the Settlement Agreement.

As of September 30, 2009, 1,000,000 shares of Series B Preferred Stock were authorized, 970,612 of which were issued and outstanding, at a par value of $0.0001 and a liquidation preference of $1.00 with accumulated dividends in arrears of $20,162, which have been accreted to the principal balance of the

The Preferred Stock contains features that are considered embedded derivative financial instruments:  Preferred Stock’s conversion option:  The Preferred Stock is convertible at the Holder’s option at any time at the fixed conversion price of $0.30 per share; Quarterly Dividends Conversion Option:  Holders have the option to convert the Stock’s quarterly dividend payment at a conversion price of the average 10 days closing price prior to the dividend record date.  These features have been bifurcated and recorded on the Company’s balance sheet as liabilities at their fair value.

As of September 30, 2009 the derivatives were valued at $2,059.  Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 17%; annual volatility of 49%; and risk free annual interest rate of 0.14% as well as probability analysis related to trading volume restrictions.

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

Effective as of July 2, 2009, the Company entered into an Agreement and redeemed 236,595 for a total cash settlement amount of $1,774,463, fifty percent (50%) of which was paid on July 7, 2009.  The remaining portion of the settlement amount will bear interest at seventeen percent (17%) per annum and is required to be paid in full on or before October 30, 2009. From October 30, 2009 until November 12, 2009, interest on the remaining portion of the settlement amount accrued at twenty percent (20%) per annum.  On November 12, 2009, the Company paid in full the entire outstanding portion of the settlement amount, together with all accrued and unpaid interest, and satisfied all of its obligations to the Longview Entities under the Settlement Agreement.

As of September 30, 2009, 600,000 Shares of Series C Preferred Stock were authorized, 592,032 of which were issued and outstanding, at a par value of $0.0001 and a liquidation preference of $10.00 with accumulated dividends in arrears of $509,296, which have been accreted to the principal balance of the Series C Preferred Stock.

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

As of September 30, 2009 the derivatives were valued at $15,416.  Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 17%; annual volatility of 49%; and risk free annual interest rate of 0.14% as well as probability analysis related to trading volume restrictions.

12.           STOCKHOLDERS DEFICIT

Common Stock

The Company is authorized to issue 170,000,000 shares of common stock, $.0001 par value per share, of which 75,098,235 were issued and outstanding as of September 30, 2009.

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

During the three months and the nine months ended September 30, 2009, preferred stockholders converted accumulated dividends of $366,126 and $809,833 into 2,448,139 shares and 7,221,355 shares of the Company’s common stock, respectively.

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

In March 2004, we designated 100,000 shares of preferred stock as Series C Convertible Preferred Stock. In connection with the Company’s reincorporation in Delaware on January 1, 2005, each share of Series C

Convertible Preferred Stock was automatically converted into one share of Series A Convertible Preferred Stock (the “Series A Shares”), of which 30,557 were issued and outstanding September 30, 2009.

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

As of September 30, 2009, cumulative dividends in arrears related to the Series A preferred stock were approximately $669,969, which have been accreted to the principal balance of the Series A preferred stock.

Warrants

The Company has issued warrants to certain creditors, investors, investment bankers and consultants. A summary of warrant activity is as follows:

	Total Warrants	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value
Outstanding, as of December 31, 2008	10,566,375	$0.95

Granted	—	—
Exercised	—	—
Expired	(4,579,476)	$1.30
Outstanding, as of September 30, 2009	5,986,899	$0.65	0.85	$—
Vested or expected to vest at September 30, 2009	5,986,899	$0.65	0.85	$—
Exercisable at September 30, 2009	5,986,899	$0.65	0.85	$—

The warrants outstanding and exercisable at September 30, 2009 were in the following exercise price ranges:

	Warrants outstanding and Exercisable
Range of exercise prices	Number of warrants	Weighted average remaining life (in years)

$ 0.30	2,798,014	1.36
0.75	533,333	1.86
1.00	2,655,552.12
	5,986,899

13.                                 COMPREHENSIVE INCOME (LOSS)

The company does not have any components of accumulated other comprehensive income (loss) at September 30, 2009 and December 31, 2008.

The components of comprehensive income (loss) for the nine months ended September 30, 2009 and 2008 were as follows:

	September 30, 2009	September 30, 2008

Net income (loss)	$292,408	$(792,382)
Unrealized gain on securities, net of tax	—	1,109

Total comprehensive income (loss)	$292,408	$(791,273)

14.                                 SEGMENT INFORMATION

The Company has determined that its continuing operations are one discrete operating segment consisting of the Biometric products.

15.                                 INCOME TAXES

The Company has a valuation allowance against the full amount of its net deferred taxes. The Company currently provides a valuation allowance against deferred taxes when it is more likely than not that some portion, or all of its deferred tax assets will not be realized.

The Company has reduced its deferred tax assets and the associated valuation allowance for gross unrecognized tax affected benefits by approximately $4,100,000. There was no adjustment to accumulated deficit as a result of these unrecognized tax benefits since there was a full valuation allowance against the related deferred tax assets. If these unrecognized tax benefits are ultimately recognized, they would have no impact on the effective tax rate due to the existence of the valuation allowance.

The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The periods from 2006-2008 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax risk beyond the preceding discussion. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalty associated with any unrecognized tax benefits, nor was any significant interest expense recognized during the nine months ended September 30, 2009 and 2008.

16.           SUBSEQUENT EVENTS

Effective as of July 2, 2009, the Company entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Longview Special Finance, Inc. and Longview Fund, L.P. (collectively, the “Longview Entities”) in order to resolve all matters relating to the litigation initiated by the Longview Entities earlier this year, in which they were seeking $2,886,563 in damages and an unspecified amount of interest and attorney’s fees from the Company as a result of the Company’s alleged improper failure to redeem their outstanding shares of the Company’s Convertible Preferred Stock (collectively, the “Shares”) in accordance with the terms and conditions of such preferred stock.  Pursuant to the Settlement Agreement, without admission of any liability or fault, the parties agreed to a payment schedule under which the Company is required to pay a total cash settlement amount of $2,164,922, fifty percent (50%) of which was paid on July 7, 2009.  The remaining portion of the settlement amount will bear interest at seventeen percent (17%) per annum and was required to be paid in full on or before October 30, 2009.  In return, the Longview Entities agreed to a full and complete release of the Company from all claims that were or could have been alleged in the lawsuit and agreed to relinquish all of the Shares upon receiving final payment of the settlement amount.  From October 30, 2009 until November 12, 2009, interest on the remaining portion of the settlement amount accrued at twenty percent (20%) per annum.  On November 12, 2009, the Company paid in full the entire outstanding portion of the settlement amount, together with all accrued and unpaid interest, and satisfied all of its obligations to the Longview Entities under the Settlement Agreement.

On July 7, 2009, the Company issued an unsecured promissory note (the “Note”) in the aggregate principal amount of $1,000,000 to the Shaar Fund, Ltd (“Shaar”).  The Note will bear interest at eight percent (8%) per annum and was originally due and payable on November 4, 2009.

Shaar (a) has extended the due date of the Note to the earlier to occur of (i) the fifth business day after the closing of the Asset Sale (as defined below) and (ii) January 31, 2010 pursuant to a Note Amendment and Extension Agreement dated as of November 3, 2009 between the Company and Shaar, and (b) has made a bridge loan to the Company in the principal amount of $750,000, evidenced by the Company’s unsecured Six Percent (6%) Promissory Note dated as of November 12, 2009.

In consideration thereof, Shaar and the Company also entered into a Securities Exchange Agreement dated as of November 12, 2009 (the “Exchange Agreement”), pursuant to which the Company and the holders of the outstanding shares of the Company’s Series A Convertible Preferred Stock, $0.0001 par value per share (the “Series A Preferred Stock”), such holders being Shaar (27,932 shares) and Thomas J. Colatosti (2,625 shares), agreed to exchange (a) their shares of Series A Preferred Stock for an equal number of shares of the Company’s Series D Convertible Preferred Stock, $0.0001 par value per share (the “Series D Preferred Stock”), and Warrants to purchase up to an aggregate of 5,000,000 shares of the Company’s Common Stock, including up to 4,750,000 shares to Shaar and up to 250,000 shares to Mr. Colatosti, at an exercise price of $0.30 per share, and (b) all dividends accrued and unpaid on their shares of Series A Preferred Stock for Seven Percent (7%) Convertible Promissory Notes (the “Convertible Notes”).  The Series D Preferred Stock is mandatorily redeemable on December 31, 2010, at which time the Company is to redeem for cash all outstanding shares at $100 per share, together with all accrued and unpaid dividends thereon.  The Convertible Notes may be converted in whole or in part at any time at the option of the holder into shares of the Company’s Common Stock at a price equal to the lower of (i) the average closing price of the Common Stock as quoted by Bloomberg for the ten (10) trading days prior to the date that the notice of conversion is transmitted to the Company, and (ii) $0.30, subject to certain adjustments.  The closing of the transactions contemplated by the Exchange Agreement is conditioned upon, among other things, the closing of the Asset Sale.

On October 23, 2009, in connection with seeking stockholder approval of the Asset Sale (reference Section 3 Asset Purchase Agreement (the “Purchase Agreement”)), the Company has filed a proxy statement with the Securities and Exchange Commission.  The stockholder meeting is scheduled for November 19, 2009.

In preparation for the Company’s impending sale of its Law Enforcement Division and to incentivize employees, officers and directors of the remaining organization, on November 2, 2009, the Board of Directors of BIO-key International, Inc. (the “Company”) authorized the Company to (i) cancel all outstanding options to acquire shares of the Company’s common stock, $0.0001 par value per share (“Common Stock”), held by officers, directors and employees of the Company and having an exercise price greater than $0.30 per share granted under the Company’s 2004 Stock Incentive Plan and grant the holders of such options new options to acquire shares of Common Stock with an exercise price equal to $0.30 per share and covering a proportionately reduced number of shares of Common Stock relative to the existing exercise price, and (ii) offer to the holders of all outstanding options to acquire shares of Common Stock having an exercise price greater than $0.30 granted under the Company’s 1999 Stock Option Plan, the Company’s 1996 Stock Option Plan, or under stock option agreements not subject to any of the Company’s equity incentive plans, the opportunity to cancel such options and receive in exchange therefor new options to acquire shares of Common Stock under the respective plan or under stock option agreements not subject to any of the Company’s equity incentive plans, in each case with an exercise price equal to $0.30 per share and covering a proportionately reduced number of shares of Common Stock relative to the existing exercise price. As a result of these actions, the aggregate number of outstanding options to acquire Common Stock has been reduced from approximately 5.5 million to approximately 2.3 million, or approximately 60% of all vested options. The exercise prices of the cancelled options ranged from $0.31 to $1.62. The average exercise price has been reduced by approximately 60%, proportionally consistent with the reduction in the number of new options.

All of the outstanding options to acquire shares of Common Stock having an exercise price greater than $0.30 per share were fully vested as of November 2, 2009 and all new options granted to the holders of those options were fully vested as of the date of grant. The options being granted to any employee of the Company whose employment with the Company will terminate in connection with the closing of the impending sale of the Company’s Law Enforcement Division and who will become an employee of the buyer upon such closing shall be exercisable for up to eighteen (18) months from and after the date of grant. The remaining options shall be exercisable for up to three (3) years from and after the date of grant.

The Company has evaluated all subsequent events through November 13, 2009 for potential disclosure in the financial statements.

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

On August 13, 2009, the Company and InterAct911 Mobile Systems, Inc. (“Buyer”), a wholly-owned subsidiary of InterAct911 Corporation (the “Parent”), entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which Buyer agreed to purchase the Company’s Law Enforcement division (the “Business”).  The Purchase Agreement provides for Buyer to acquire substantially all of the assets relating to the Business, including the Company’s customer contracts, intellectual property, accounts receivables, equipment, inventories, software, technologies, communication systems and goodwill relating to the Business, and to assume certain specified liabilities as set forth in the Purchase Agreement.

As a result of these transactions, the Company is now one discrete operating segment. Biometric’s high performance, scalable, cost-effective and easy-to-deploy biometric fingerprint identification technology identifies and authenticates individuals to improve security, convenience and privacy and to reduce identity theft.. The Company continues to focus on its primary objectives of increasing revenue and managing expenses, by continuing to develop and deploy leadership technology and applications, while providing existing and new customers with high quality support and service.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of SFAS 168 did not have an impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which is now part of ASC 855, Subsequent Events. SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual period ending after June 15, 2009 and will be applied prospectively. The Company has adopted the requirements of this pronouncement for this quarter ended June 30, 2009 and will evaluate subsequent events through the day of filing each financial statement.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). Under the new guidance, which is now part of the Accounting Standards Codification (ASC) 320, Investments — Debt and Equity Securities, an other—than-temporary impairment is recognized when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value.  Additionally, the new guidance changes the presentation and amount of other-than-temporary impairment losses recognized in the income statement for instances in which the Company does not intend to sell a debt security, or it is more likely than not that the Company will not be required to sell a debt security prior to the anticipated recovery of its remaining cost basis.  The Company separates the credit loss component of the impairment form the amount related to all other factors and reports the credit loss component in net realized investment gains (losses).  The impairment related to all other factors if reported in “accumulated other changes in equity from nonowner sources.”In addition to the changes in measurement and presentation, the disclosures are required to be included in both interim and annual periods.  The provisions of the new guidance were effective for interim periods ending after June 15, 2009. The adoption of the new guidance did not have a material effect on the Company’s results of operations, financial position or liquidity and we will comply with the guidance going forward.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which is now part of ASC 825. This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures were required beginning with the quarter ended June 30, 2009. The Company has adopted the requirements of this pronouncement effective the quarter ended June 30, 2009.

In February 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R)-a, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (SFAS No. 141(R)-a), now part of ASC 805, which simplifies how entities will be required to account for contingencies arising in business combinations under SFAS 141(R) “Accounting for Business Combinations”. FASB decided to amend the guidance SFAS 141(R) to require assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if fair value can be reasonably estimated.  If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would be accounted for in accordance with FASB Statement No. 5 “Accounting for Contingencies” (SFAS 5). The provisions of SFAS No. 141(R)-a are applicable to business combinations consummated after January 1, 2009 for calendar year entities. The adoption of SFAS 141(R)-a will have an impact on the Company’s accounting for business combinations in connection with any future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”  (SFAS No. 160), which establishes accounting and reporting standards for the non-controlling interest in a subsidiary for the deconsolidation of a subsidiary.  Under the guidance, which is now part of the (ASC) 810, Consolidation, SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim statements within those fiscal years. The Company does not currently have any non-controlling interests.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” (SFAS No.161) which amends and expands the disclosure requirements related to derivative instruments and hedging activities. Under the guidance, which is now part of the (ASC) 815, Derivatives and Hedging Activities, the Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The provisions of SFAS 161 are effective for the fiscal year beginning January 1, 2009. The Company will comply with the disclosure requirements of this statement since it utilizes derivative instruments.

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP 157-3). Under the guidance, which is now part of the Accounting Standards Codification (ASC) 350, Intangibles — Goodwill and Other (ASC 350), FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company will comply with the clarification to the original application.

In November 2008, the FASB ratified the EITF consensus on Issue No. 08-7, “Accounting for Defensive Intangible Assets” (EITF 08-7). Under the guidance, which is now part of the (ASC) 350, Intangibles — Goodwill and Other, the consensus addresses the accounting for an intangible asset acquired in a business combination or asset acquisition that an entity does not intend to use or intends to hold to prevent others from obtaining access (a defensive intangible asset). Under EITF 08-7, a defensive intangible asset needs to be accounted as a separate unit of accounting and would be assigned a useful life based on the period over which the asset diminishes in value. EITF 08-7 was effective for transactions occurring after December 31, 2008. The Company will consider this standard in terms of intangible assets in connection with any future acquisitions.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets” (“SFAS 166”). Statement 166 is a revision to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.
SFAS 166 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. We are currently evaluating the impact of adoption of SFAS 166 on the accounting for our convertible notes and related warrant liabilities  The Company does not expect that the provisions of the new guidance will have a material effect on its results of operations, financial position or liquidity.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. We are currently evaluating the impact, if any, of adoption of SFAS 167 on our financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2009

AS COMPARED TO SEPTEMBER 30, 2008

INTRODUCTION

Our business now represents the Biometrics segment as the corporate entity, structured to quickly respond to market needs.  Our General Manager focuses on growing the business, and driving down costs to achieve profitability.

A detailed analysis can be found below.

Consolidated Results of Operations - Percent Trend

	Three Months Ended September 30,
	2009	2008
Revenues
License fees and other	83%	87%
Services	17%	13%
	100%	100%
Costs and other expenses
Cost of license fees and other	34%	18%
Cost of services	3%	4%
	37%	22%
Gross Profit	63%	78%

Operating expenses
Selling, general and administrative	143%	190%
Research, development and engineering	47%	53%
	190%	243%
Operating Loss	-127%	-165%

Other income (deductions)	-20%	42%
Loss from continuing operations	-147%	-123%
Income from discontinued operations	134%	113%
Net loss	-13%	-10%

	Three months ended September 30,
	2009	2008	$ Change	% Change

Revenues
License & other	435,872	394,807	41,065	10%
Service	88,479	58,121	30,358	52%
Total Revenue	$524,351	$452,928	$71,423	16%

Cost of goods sold
License & other	179,286	80,751	98,535	122%
Service	15,499	17,540	(2,041)	-12%
Total COGS	$194,785	$98,291	$96,494	98%

Revenues

License and other revenue for the three months ended September 30, 2009 increased by 10%, attributable directly to an increase in orders received in the Healthcare industry.

For the three months ended September 30, 2009, service revenue increased 52% from the same period in 2008 as the Company added new maintenance customers.

Geographically, North American sales accounted for approximately 98% and 75% of the Company’s total sales for the three month periods.

Costs of goods sold

License and other costs increased for the three months ended September 30, 2009 from the same period in 2008 by 122% due to an increase in orders with associated in hardware costs, which are lower margin sales.

For the three months ended September 30, 2009, cost of services remained relatively flat from the same period in 2008.

Selling, general and administrative

	Three months ended September 30,
	2009	2008	$ Change	% Change

Selling, general and administrative	749,771	863,240	(113,469)	-13%

SG&A expenses decreased by 13% for the three months ended September 30, 2009 from the same period in 2008 due to lower non-cash compensation, property taxes, and travel expenses.

Research, development and engineering

	Three months ended September 30,
	2009	2008	$ Change	% Change

Research, development and engineering	$245,318	$238,915	$6,403	3%

For the three months ended September 30, 2009, research, development and engineering expenses remained relatively flat from the same period in 2008.

Other income and expense

	Three months ended September 30,
	2009	2008	$ Change	% Change

Derivative and warrant fair value adjustments	$(102,193)	$73,600	$(175,793)	-239%
Interest income	405	42	363	864%
Interest expense	—	(746)	746	-100%
Investment income	—	118,631	(118,631)	-100%
Other income/(expense)	(3,774)	(740)	(3,034)	-410%

Total	$(105,562)	$190,787	$(296,349)	-155%

For the three months ended September 30, 2009, derivative and warrant fair value adjustments decreased, when compared to the 2008 period, due to changes in the fair market value of embedded derivatives and detachable warrants issued with convertible debt issued in 2004 and 2005, as well as additional derivatives recorded as a result of financings in 2006. The fair value of the derivatives will fluctuate based on our stock price on the valuation date, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate and the time to maturity of the outstanding instruments at different points in time.

For the three months ended September 30, 2009, the increase in the interest income was attributable to the restricted cash account.  For the quarter ended September 30, 2009, investment income decreased 100% from three months ended September 30, 2008 when an “available-for-sale” security was sold at its market value and the income was realized.

NINE MONTHS ENDED SEPTEMBER 30, 2009 AS COMPARED TO SEPTEMBER 30, 2008

Consolidated Results of Operations - Percent Trend

	Nine Months Ended September 30,
	2009	2008
Revenues
License fees and other	77%	93%
Services	23%	7%
	100%	100%
Costs and other expenses
Cost of license fees and other	26%	7%
Cost of services	4%	2%
	30%	9%
Gross Profit	70%	91%

Operating expenses
Selling, general and administrative	184%	130%
Research, development and engineering	54%	38%
	238%	168%
Operating loss	-168%	-77%

Other income(deductions)	-12%	8%
Loss from continuing operations	-180%	-69%
Income from discontinued operations	202%	30%
Net income (loss)	22%	-39%

	Nine months ended September 30,
	2009	2008	$ Change	% Change
Revenues
License & other	1,039,247	1,889,156	(849,909)	-45%
Service	303,983	137,667	166,316	121%
Total Revenue	$1,343,230	$2,026,823	$(683,593)	-34%

Cost of goods sold
License & other	352,088	148,472	203,616	137%
Service	48,208	36,911	11,297	31%
Total COGS	$400,296	$185,383	$214,913	116%

Revenues

2008 license & other revenues of $1.9 million included $900,000 of a single large order for licenses for a significant contract.  Without this one time effect, biometric revenues from ongoing business grew 22% year over year for the nine month periods.

The 121% growth in the 2009 services revenue reflects the impact ot the maintenance revenue of the license revenue from that large license order referenced above and from other new customers.

Geographically, North American sales accounted for approximately 98% and 87% of the Company’s total sales for the nine month periods ended September 30, 2009 and 2008 respectively.

Costs of goods sold

License and other costs increased for the nine months ended September 30, 2009 from the same period in 2008 by 137% due to an increase in costs for temporary outside services required to support specific customer orders, hardware costs for an increase in hardware orders, and third party software.

For the nine months ended September 30, 2009, cost of services increased approximately 31% from the same period in 2008 due to increased customer support, as needed, for the expanding customer base.

Selling, general and administrative

	Nine months ended September 30,
	2009	2008	$ Change	% Change

Selling, general and administrative	$2,474,986	$2,639,630	$(164,644)	-6%

SG&A costs for the nine months ended September 30, 2009 decreased 6 % compared to the same period in 2008 due to decrease in non-cash compensation charges and travel expenses, offset by increased legal fees related to the Settlement Agreement, and commission expenses.

Research, development and engineering

	Nine months ended September 30,
	2009	2008	$ Change	% Change

Research, development and engineering	$719,095	$769,147	$(50,052)	-7%

For the nine months ended September 30, 2009, research, development and engineering costs decreased 7% from the nine months ended September 30, 2008 due to reductions in temporary outside services.

Other income and expense

	Nine months ended September 30,
	2009	2008	$ Change	% Change

Derivative and warrant fair value adjustments	$(157,170)	$62,426	$(219,596)	-352%
Interest income	405	1,339	(934)	-70%
Interest expense	—	(3,419)	3,419	-100%
Investment income	—	118,631	(118,631)	-100%
Other expense	(7,148)	(16,882)	9,734	-58%

Total	$(163,913)	$162,095	$(326,008)	-201%

For the nine months ended September 30, 2009, derivative and warrant fair value adjustments decreased, when compared to the 2008 period, due to changes in the fair market value of embedded derivatives and detachable warrants issued with convertible debt issued in 2004 and 2005, as well as additional derivatives recorded as a result of financings in 2006. The fair value of the derivatives will fluctuate based on our stock price on the valuation date, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate and the time to maturity of the outstanding instruments at different points in time.

For the nine months ended September 30, 2009, the increase in the interest income was attributable to the restricted cash account.  For the nine months ended September 30, 2009, investment income decreased 100% from three months ended September 30, 2008 when an “available-for-sale” security was sold at its market value and the income was realized.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2009, net cash used in operations was approximately $638,000, approximately $2,359,000 used for continuing operations and $1,720,000 provided by discontinued operations.  The cash used for continuing operations was primarily due to the following items:

•                  Negative cash flow due to a increase in accounts receivable of approximately $112,000,

•                  Cash flows of approximately $164,000 from increase in accounts payable and an increase accrued liabilities of approximately $185,000,

•                  Negative cash flows from a decrease in deferred revenue of approximately $467,000 due to the timing of billings.

The following non-cash items reflected in the Company’s statement of operations are used to reconcile the net loss to the net cash used in operating activities for continuing operations during the nine months ended September 30, 2009:

•                  The Company issued notes in 2004, 2005 and 2006 and preferred stock in 2006, all of which contained embedded derivatives, and associated warrants. In 2009, the Company recognized a loss of approximately $157,000 related to the increase in value of the derivatives and associated warrants. The increase in value is driven mainly by the increase in value of the underlying BIO-key stock.

•                  The Company recorded approximately $19,000 of charges in 2009 for the expense of amortizing intangible assets.

•                  The Company recorded approximately $69,000 of charges in 2009 for the expense of issuing options to employees for services.

Net cash used in investing activities for the nine months ended September 30, 2009 was approximately $26,000, primarily used in capital expenditures to upgrade computers and new furniture for the Eagan, MN office.

Working capital deficit at September 30, 2009 was approximately $2,433,000, as compared positive working capital of approximately $283,000 at December 31, 2008, the deterioration of which was driven mainly by the newly issued notes payable related to the Settlement Agreement for the Preferred Shares.

Since January 7, 1993 (date of inception), our capital needs have been principally met through proceeds from the sale of equity and debt securities.

We do not expect any material capital expenditures during the next twelve months.

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Liquidity outlook

At September 30, 2009 our total of cash and cash equivalents was $904,598 as compared to $1,712,912 at December 31, 2008.

For approximately the past 18 months the Company has financed itself with internal funds generated from operations and discontinued operations. Previously, the Company had financed itself through access to the capital markets by issuing debt securities, convertible preferred stock and common stock. We currently require approximately $300,000 per month, to conduct our operations. During the first nine months of 2009, we generated approximately $1,343,000 of continuing revenue and had a net operating loss for the nine months ended September 30, 2009.   While the Company expects to reach profitability by the end of 2009, there can be no assurance that we will.

The Company’s Series A Convertible Preferred Stock was redeemable in cash by the stockholders within 10 days after December 31, 2008, since certain stock price performance conditions were not met. This obligation is still outstanding and continues to accrue dividends at an increased default rate.

In addition, the Company’s Series B and Series C Convertible Preferred Stock were redeemable in cash by the stockholders during the first quarter of 2009, since certain stock price performance conditions were not met. These obligations are still outstanding and continue to accrue dividends at an increased default rate.  The Company expects to use some of the proceeds from the sale of Law Enforcement Division to redeem the Preferred Stock.

The Company has received waivers from the holders of 64% of the outstanding preferred shares, representing 89% of the outstanding shares other than the shares held by Longview Special Finance, Inc. and Longview Fund, L.P.  The Company has entered into a Settlement Agreement with Longview Special Finance, Inc. and Longview Fund, L.P whereby we were required to pay a total of $2,164,922 by October 30, 2009. From October 30, 2009 until November 12, 2009, interest on the remaining portion of the settlement amount accrued at twenty percent (20%) per annum.  On November 12, 2009, the Company paid in full the entire outstanding portion of the settlement amount, together with all accrued and unpaid interest, and satisfied all of its obligations to the Longview Entities under the Settlement Agreement.  We have taken out an unsecured promissory note (the “Note”) with the Shaar Fund, Ltd. (“Shaar”), due and payable on November 4, 2009, to pay half of the obligation on July 7, 2009.   Shaar (a) has extended the due date of the Note to the earlier to occur of (i) the fifth business day after the closing of the Asset Sale (as defined below)

and (ii) January 31, 2010 pursuant to a Note Amendment and Extension Agreement dated as of November 3, 2009 between the Company and Shaar, and (b) has made a bridge loan to the Company in the principal amount of $750,000, evidenced by the Company’s unsecured Six Percent (6%) Promissory Note dated as of November 12, 2009.  The bridge note of $750,000 plus interest is due on the earlier of 5 days after the sale of the Law Enforcement Division or January 31, 2010.

In consideration thereof, Shaar and the Company also entered into a Securities Exchange Agreement dated as of November 12, 2009 (the “Exchange Agreement”), pursuant to which the Company and the holders of the outstanding shares of the Company’s Series A Convertible Preferred Stock, $0.0001 par value per share (the “Series A Preferred Stock”), such holders being Shaar (27,932 shares) and Thomas J. Colatosti (2,625 shares), agreed to exchange (a) their shares of Series A Preferred Stock for an equal number of shares of the Company’s Series D Convertible Preferred Stock, $0.0001 par value per share (the “Series D Preferred Stock”), and Warrants to purchase up to an aggregate of 5,000,000 shares of the Company’s Common Stock, including up to 4,750,000 shares to Shaar and up to 250,000 shares to Mr. Colatosti, at an exercise price of $0.30 per share, and (b) all dividends accrued and unpaid on their shares of Series A Preferred Stock for Seven Percent (7%) Convertible Promissory Notes (the “Convertible Notes”).  The Series D Preferred Stock is mandatorily redeemable on December 31, 2010, at which time the Company is to redeem for cash all outstanding shares at $100 per share, together with all accrued and unpaid dividends thereon.  The Convertible Notes may be converted in whole or in part at any time at the option of the holder into shares of the Company’s Common Stock at a price equal to the lower of (i) the average closing price of the Common Stock as quoted by Bloomberg for the ten (10) trading days prior to the date that the notice of conversion is transmitted to the Company, and (ii) $0.30, subject to certain adjustments.  The closing of the transactions contemplated by the Exchange Agreement is conditioned upon, among other things, the closing of the Asset Sale.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2009 was carried out by the Company under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

During the review of the Company’s operating results for the period covered by this report, our CEO and CFO determined that, as of September 30, 2009, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms.  Our management reached this conclusion after identifying our system to capture disclosure items, our internal process of review for account reconciliations, our documentation of internal controls and our internal process for preparing our quarterly report on Form 10-Q for the quarterly period ended September 30, 2009 as being adequate to provide such assurance.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Effective as of July 2, 2009, the Company entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Longview Special Finance, Inc. and Longview Fund, L.P. (collectively, the “Longview Entities”) in order to resolve all matters relating to the litigation initiated by the Longview Entities earlier this year, in which they  were seeking $2,886,563 in damages and an unspecified amount of interest and attorney’s fees from the Company as a result of the Company’s alleged improper failure to redeem their outstanding shares of the Company’s Convertible Preferred Stock (collectively, the “Shares”) in accordance with the terms and conditions of such preferred stock.  Pursuant to the Settlement Agreement, without admission of any liability or fault, the parties agreed to a payment schedule under which the Company is required to pay a total cash settlement amount of $2,164,922, fifty percent (50%) of which was paid on July 7, 2009.  The remaining portion of the settlement amount will bear interest at seventeen percent (17%) per annum and was required to be paid in full on or before October 30, 2009.  In return, the Longview Entities agreed to a full and complete release of the Company from all claims that were or could have been alleged in the lawsuit and agreed to relinquish all of the Shares upon receiving final payment of the settlement amount. From October 30, 2009 until November 12, 2009, interest on the remaining portion of the settlement amount accrued at twenty percent (20%) per annum.  On November 12, 2009, the Company paid in full the entire outstanding portion of the settlement amount, together with all accrued and unpaid interest, and satisfied all of its obligations to the Longview Entities under the Settlement Agreement.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-Key International, Inc.

Dated: November 13, 2009	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer

Dated: November 13, 2009	/s/ THOMAS J. COLATOSTI
Thomas J. Colatosti
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1 (1)	Settlement and Mutual Release Agreement, dated July 2, 2009, by and between the Company and Longview Special Finance, Inc. and Longview Fund, L.P.

10.2 (1)	Promissory Note, dated July 7, 2009, issued by the Company to the Shaar Fund, Ltd.

31.1(1)	Certificate of CEO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

31.2 (1)	Certificate of CFO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

32.1(1)	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350

32.2 (1)	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

(1)             Filed herewith