Form 10-K
period 2009-12-31
BIO KEY INTERNATIONAL INC
filed 2010-03-26
CIK 1019034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $7,410,824.

As of March 24, 2010, the registrant had 77,713,398 shares of common stock outstanding.

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

We develop and market advanced fingerprint identification biometric technology and software solutions. We were among the initial pioneers in developing automated, finger identification technology that can be used without the aid of non-automated methods of identification such as a personal identification, password, token, smart card, ID card, credit card, passport, driver’s license or other form of possession or knowledge based identification. This advanced BIO-key™ identification technology improves both the accuracy and speed of finger-based biometrics.

Since our inception in 1993, we have spent substantial time and effort in completing the development of what we believe is the most discriminating and effective commercially available finger-based biometric technology. During the past five years, our primary focus has shifted to marketing and selling this technology and completing strategic acquisitions that can help us leverage our capability to deliver identification solutions. We have built a direct sales force of professionals with substantial experience in selling technology solutions to government and corporate customers.

In 2004, BIO-key acquired Public Safety Group, Inc. (PSG), a privately held company that was a leader in wireless solutions for law enforcement and public safety markets. PSG’s primary technology was PocketCop™, a handheld solution that provides mobile officers, such as detectives who are not typically in their vehicles, a hand-held mobile information software solution. Also in, 2004, BIO-key completed a transaction with Aether Systems, Inc. to purchase its Mobile Government Division (“Mobile Government” or “AMG”), a leading provider of wireless data solutions for use by public safety organizations, primarily state, local police, fire and rescue and emergency medical services organizations. Their PacketCluster mobile information software is integrated with 50 separate State/NCIC databases, as well as other state, local and federal databases.

In 2007, BIO-key completed a transaction with ZOLL Data Systems, Inc. (“ZOLL”), a subsidiary of ZOLL Medical Corporation, in which ZOLL acquired substantially all of the assets related to the Company’s Fire/EMS Services division. In 2009, BIO-key completed a transaction with InterAct911 Mobile Systems, Inc. (InterAct911), a subsidiary of InterAct911 Corporation, in which InterAct911 acquired substantially all the assets related to the Company’s Law Enforcement division.

As a result of these transactions, and as discussed in Note M to the Consolidated Financial Statements included in this report, we have organized the Company into one reporting segment: Biometrics. During the year ended December 31, 2009, the Company continued to focus on its primary objectives of increasing revenue and managing expenses, by developing leadership technology and applications and by providing its customers with high quality support and service.

Markets

Finger-based Biometric Identification

BIO-key is a leader in finger-based biometric identification. In partnerships with OEMs, integrators, and solution providers, we provide biometric software solutions to private and public sector customers. BIO-key provides the ability to positively identify individuals before granting access to valuable corporate resources, web portals or applications in seconds. Powered by our patented Vector Segment Technology™ our VST™, WEB-key® and BSP development kits are fingerprint biometric solutions that provide true interoperability with all major reader manufacturers, enabling application developers and integrators to seamlessly integrate fingerprint biometrics into virtually any application.  BIO-key development tools deliver a tangible return on a security platform investment that can:

• Reduce risk

• Improve user convenience

• Lower operating costs

BIO-key’s patented Vector Segment Technology (VST) is the foundation for these solutions. BIO-key’s unique solutions provide users with the ability to positively identify themselves to applications with the simple scan of their finger. This capability is a significant improvement in both convenience and security over other alternatives and provides companies with a cost-effective solution to thwart phishing attacks and comply with government regulations and legislation such as FFIEC compliance, HIPAA, HSPD-12, and the Electronic Signatures Act. BIO-key couples these capabilities with device interoperability, system flexibility and scalability.

BIO-key has formed relationships with providers of biometric logon software including  Softex, Janus Associates, Indigo, IBM and Computer Associates to provide enterprise-ready SingleSignOn systems to many large companies in the US and abroad.  BIO-key has partnership agreements with leading technology companies including Sagem Morpho, McKesson, LexisNexis, and IBM to deliver advanced biometric applications for government, civil and commercial clients. Through its partnership with Oracle, BIO-key has integrated its biometric technology into the entire Fusion Middleware and Identity Management software stack to offer all of Oracle customers a scalable biometric authentication solution. Also, BIO-key has integrated VST to a physical access solution developed and distributed by its partner NextGenID. This solution has been deployed across the US at many leading companies.

•                  Growth potential—As the provider of the core technology, BIO-key’s greatest growth potential is as a partner with companies that offer applications that address growing concerns related to quickly and accurately identifying individuals for both commercial and civil applications and thwarting the potential for identity theft.

For example, BIO-key, along with partners, has deployed biometric logical and physical access solutions. These include working with Allscripts and IBM to provide strong network based authentication and with the Pegasus Program to authenticate users accessing a nationwide information-sharing system designed by and for the nation’s sheriffs. These represent the kind of partnership-based opportunities BIO-key may see in the finger-based biometric market.

Products

The Company’s biometric identification technology improves both the accuracy and speed of identifying individuals.  The Company’s proprietary biometric technology extracts unique data from a fingerprint and uses it to positively identify an individual.  The technology has been built to be completely scalable to handle databases containing millions of fingerprints. BIO-key achieves the highest levels of discrimination without requiring any other identifying data—like a userID, smart card, or token.  BIO-key’s core technology supports interoperability on over 40 different commercially available readers.  This interoperability is a key differentiator for BIO-key in the biometric market.  BIO-key has full support for industry standards and received National Institute of Standards and Technology (“NIST”) certification on its ability to support HSPD-12 supported INCITS-378 templates.  We believe we have the largest deployment of ISO standard templates in the world with over 300 million created in Bangladesh.  Extending our products to support standards enables BIO-key to participate in large government projects like Transportation Workers Identification Card (TWIC), Registered Traveler projects, PIV initiatives, and FIXS consortium solutions. We believe our fingerprint identification technology has a broad range of information security and access control applications, including:

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

•                  WEB-key ®—BIO-key’s biometric security platform for managing fingerprint authentication across unprotected networks including the Internet. It extends all features and functionalities of the VST algorithm to customers looking to add an enhanced level of security to their thin client and client/server applications. WEB-key currently is supported by both Windows and Linux operating systems.

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

Competition

In addition to companies that provide existing commonplace methods of restricting access to facilities and logical access points such as pass cards, PIN numbers, passwords, locks and keys, there are numerous companies involved in the development, manufacturing and marketing of fingerprint biometrics products to commercial, government, law enforcement and prison markets. These companies include, but are not limited to, Cogent, NEC, L-1 Identity Solutions and Sagem-Morpho.

The majority of sales for automated fingerprint identification products in the market to date have been deployed for government and law enforcement applications.. The consumer and commercial markets represent areas of significant growth potential for biometrics. Additionally, the majority of companies competing for commercial opportunities are in the business of selling scanning devices and these companies tie their algorithm to specific hardware. BIO-key has created a “device independent” algorithm that provides flexibility in choosing the correct device to fit the application served.

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

•                  Iris scanning is viewed as accurate, but the hardware is significantly more expensive.

•                  Facial recognition can have accuracy limitations and is typically highly dependent on ambient lighting conditions, angle of view and other factors.

The market for biometric technology continues to evolve. Computer breaches, identity theft, phishing and other events in the recent past are driving a large-scale shift to biometric deployments. In addition, companies such as IBM, Dell and HP have all introduced computers with integrated finger scanning devices to complement the conventional username/password technique since it is highly susceptible to hackers and security breaches. BIO-key supports these integrated devices for broader enterprise level security solutions.

BIO-key believes that the next wave of opportunity for finger biometrics is the mobility market where a number of Smartphone and PDA manufacturers are incorporating finger scanners in their devices for more convenient secure access to the handset itself and ultimately for applications.  Our secure “one to many” technology framework can provide a “finger only” access to any application via the web or a 3G or local area network.

Marketing and Distribution

BIO-key’s marketing and distribution efforts comprise the following major initiatives:

•                  Over the past few years, BIO-key has strengthened its alliance with Oracle and has been recognized as a Certified Partner in the Oracle Partner Network. BIO-key supports the Oracle e-business suite of applications and provides the biometric enabler for the Oracle Single Sign on product. As an Oracle development partner, BIO-key provides the underlying database used for true user identification and on demand alias checking. As a development partner, BIO-key participates in Oracle Trade Shows such as Oracle Open World and Oracle Apps World.

•                  BIO-key has strategic alliances with technology leaders including Oracle, Computer Associates, IBM, AT&T, and others.

•                  BIO-key is also promoting biometric technology and its offerings through industry trade shows, public speaking engagements, press activities and partner marketing programs

•                  BIO-key is directing licensing efforts to original equipment manufacturers, application developers and system integrators.

•                  BIO-key is continuing to build a reseller, integrator and partner network as well as a direct sales team.

Addressing the Market

Following are the specific marketing/sales programs in place:

•                  Direct Selling Efforts — BIO-key’s direct sales force focuses on OEMs and large entities in the commercial and Government markets. The sales team has extensive sales experience and expertise in emerging biometric technologies. The BIO-key sales force is rounded out by Inside Sales, which is responsible for maintaining and supporting our existing install base, acting as a front-line support for any inquiries on our product line, and facilitating activities that make the field team more productive.

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

•                  Strategic Alliance — BIO-key’s strategic alliances and reseller agreements with other vendors play a significant role in our overall sales efforts. In the past year, BIO-key has initiated and bolstered numerous important and promising long-term relationships. Just a few examples include:

•                  BIO-key is an active member in CA, IBM and Oracle partner programs, delivering authentication and identification solutions integrated with their Identity Management platform to their customers worldwide.

•                  BIO-key is focusing on specific vertical markets including healthcare where it continues to grow on  successful integration of its identification technology to provide convenient, accurate and fast user identification in partner solutions including McKesson and Allscripts

Licensing

BIO-key targets both Internet infrastructure companies and large portal providers as possible licensees for its WEB-key® solution. On the Internet infrastructure side, BIO-key seeks to partner with Internet server manufacturers, providers of database and data warehouse engine software, horizontally positioned application engines, firewall solution providers and peripheral equipment manufacturers. On the portal side, BIO-key is targeting financial service providers such as credit and debit card authorization and issuing institutions, Internet retailers, business-to-business application service providers (ASPs) and corporate intranets. In the past five years, BIO-key has undertaken a WEB-key ® and VST direct selling effort, and entered into license agreements with OEMs and system integrators to develop applications for distribution to their respective customers.

BIO-key is also addressing the security needs of application providers in the following vertical markets:

•                  Government —Using BIO-key’s technology, Northup Grumman deployed an application within the Department of Defense to cross-credential visitors and contractors to certain military bases.  Also BIO-key, in conjunction with MorphoTrak, is providing the finger matching platform for the FBI’s Next Generation IAFIS system, which today is one of the world’s largest biometric systems.

•                  Education —Educational Biometric Technologies and Identimetrics have incorporated BIO-key technology to enable school children to pay for school lunch programs and checkout library books using their fingerprints. VST technology enables schools to enroll these children and reduces the administrative costs of managing passwords and collecting payments.

•                  Commerce: LexisNexis has implemented various solutions in thousands of locations in over 70 countries using BIO-key’s VST technology to reduce fraud and identity theft.

•                  Patient Records and Information Management: Allscripts has integrated and deployed BIO-key’s biometric solution as a standard part of its Enterprise EHR solution.  The integrated solution has been deployed at George Washington University, Holzer Clinic, Medisync, and many other Allscripts customers. HBOC, one of the largest healthcare patient records and information management companies, has integrated BIO-key technology into their portal and has deployed their solution in a pilot for the Baptist Hospital System. Also, the Indiana Blood Center is incorporating BIO-key’s large scale identity assurance platform to provide a safe, secure and convenient means for donors to confirm their identity.  McKesson Provider Services has incorporated BIO-key’s “one-to-many” finger matching software into their Accudose line of medication and supplies dispensing systems solutions and is selling that equipment to clinics and hospitals nationwide.

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

Intellectual Property Rights

We believe that our intellectual property is important to our biometric operation:

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

•                  Trademarks— We have registered our trademarks (“BIO-key”, “True User Identification”, and  “WEB-key with the U.S. Patent & Trademark Office.

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

During the fiscal years ended December 31, 2009 and 2008, BIO-key spent approximately $927,000 and $974,000 respectively, on its Biometric segment’s research, development and engineering. BIO-key’s limited customer base during that time did not directly bear these costs, which were principally funded through outside sources of equity and debt financing.

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

Employees and Consultants

As of March 11, 2010, BIO-key employed fifteen (15) individuals individuals on a full-time basis five (5) in engineering, customer support, research and development; four (4) in finance and administration; and six (6) in sales and marketing. BIO-

key also uses the services of two (2) consultants (full-time), who provide engineering and technical services, and one (1) part-time contracts administrator.

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

Due to, among other factors, our history of losses (excluding gains from valuation changes in embedded derivatives) and limited revenue, our independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2009 as to the substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared in accordance with accounting principals generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

Since our formation, we have historically generated minimal revenue and have sustained substantial operating losses.

As of December 31, 2009, we had working capital of approximately $868,000 and an accumulated deficit of approximately $50,087,000. Since our inception, we have focused almost exclusively on developing our core technologies and, until the fourth quarter of 2004 had not generated any significant revenue. In 2009 we sold our Law Enforcement division, losing the benefit of significant recurring revenue streams. In order to increase revenue, we have developed a direct sales force and anticipate the need to retain additional sales, marketing and technical support personnel and may need to incur substantial expenses. We cannot assure you that we will be able to secure these necessary resources, that a significant market for our technologies will develop or that we will be able to achieve our targeted revenue.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to successfully address such material weaknesses, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting; this would harm our business and the trading price of our common stock.

After a review of our 2009 annual operating results, conducted pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, our Chief Executive Officer and our Chief Financial Officer have determined that, as of such date, our internal control over financial reporting was not effective as of December 31, 2009.  Effective internal control over financial reporting are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. We have in the past discovered, as described above, and may in the future discover, areas of our internal control over financial reporting that need improvement. We are in the process of addressing these issues to ensure that our internal control over financial reporting are improved. If, however, we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed.  Additionally, if we are unable to adequately establish or improve our internal controls over financial reporting, our external auditors may not be able to issue an unqualified opinion on the effectiveness of our internal controls. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a significant negative effect on the trading price of our securities.

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

A loss of our current Chairman of the Board of Directors or Chief Executive Officer could severely and negatively impact our operations. Our consulting contract with Thomas J. Colatosti, our Chairman of the Board, expires in December 2011. Mr. Colatosti assists the Company in the areas of strategic planning and corporate finance. In addition, our employment contract with Michael W. DePasquale, our Chief Executive Officer, expires in March 2011. Although the contract does not prevent him from resigning, it does contain confidentiality and non-compete clauses which are intended to prevent him from working for a competitor within one year after leaving our Company. Our success depends on our ability to attract, train and retain employees with expertise in developing, marketing and selling software solutions. In order to successfully market our technology, we will need to retain additional engineering, technical support and marketing personnel. The market for such persons remains highly competitive and our limited financial resources will make it more difficult for us to recruit and retain qualified persons.

We cannot assure you that the intellectual property protection for our core technology provides a sustainable competitive advantage or barrier to entry against our competitors.

Our success and ability to compete is dependent in part upon proprietary rights to our technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets and technical measures to protect our propriety rights. We have filed a patent application relating to both the optic technology and biometrics solution components of our technology wherein several claims have been allowed. Over the last few years, the U.S. Patent Office has issued us a series of patents for our Vector Segment fingerprint technology (VST), and our other core biometric analysis and identification technologies. We cannot assure you that any additional patents will be issued or that we will have the resources to protect any patent from infringement. Although we believe our technology does not currently infringe upon patents held by others, we cannot assure you that such infringements do not exist or will not exist in the future.

We may need to obtain additional financing to execute our business plan, which may not be available. If we are unable to raise additional capital or generate significant revenue, we may not be able to continue operations.

Since our inception, we have not generated significant, recurring revenue (other than revenue from acquired businesses) and have experienced substantial losses. In January 2006 we received approximately $1,000,000 in a private placement convertible debt offering, and in August 2006 we raised approximately $2,000,000 in gross proceeds through a private issuance of equity securities, of which $1,500,000 was received in cash and $500,000 was paid by an exchange of rights to declared and unpaid dividends. In May 2007 we received approximately $1,800,000 in net proceeds from the sale of our Fire/EMS Services division. In July and November 2009 we received $1,000,000 and $750,000, respectively in gross proceeds through the issuance of unsecured promissory notes. In December 2009 we received approximately $11,300,000 in net proceeds from the sale of our Law Enforcement division, of which $7,000,000 was paid in cash, and approximately $4,000,000 of which is payable in three annual installments.

If we are unable to generate sufficient revenue to meet our goals, we will need to obtain additional third-party financing to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. Therefore, we may need to obtain additional financing through the issuance of debt or equity securities, or to restructure our financial position through similar transactions to those consummated during 2006, 2007, and 2009.

We cannot assure you that we will ever be able to secure any such financing on terms acceptable to us. If we cannot obtain such financing, we may not be able to execute our business plan or continue operations.

We may not achieve sustainable profitability with respect to the biometric component of our business if we are unable to maintain, improve and develop the wireless data services we offer.

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

As of December 31, 2009, approximately 35,826,000 shares of our common stock were reserved for issuance upon exercise or conversion of the following securities (at conversion prices applicable as at December 31, 2009):

•                  20,724,000 shares upon exercise of outstanding stock options and warrants;

•                  1,927,000 shares upon exercise of options available for future grant under our existing option plans; and

•                  10,714,000 shares or more upon conversion of our outstanding shares of Convertible Preferred Stock and cumulative dividends in arrears.

•                  2,461,000 shares or more upon conversion of the outstanding principal of Convertible Promissory Notes and accrued interest payable.

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

Our outstanding shares of Series D Convertible Preferred Stock (collectively, the “Preferred Stock”) and cumulative dividends in arrears are convertible into approximately 10,714,000 shares of common stock as of December 31, 2009, at a per share conversion price of $.30. In the event that shares issuable upon conversion of our Preferred Stock become eligible for public resale, this significant increase in the number of shares available for public sale may have a negative impact on the trading price of our shares and substantially dilute the ownership interests of our existing shareholders. In the event that our stock trades below $.30 per share, in order to raise additional financing we would likely be required to issue additional shares of common stock or securities convertible into common stock at a purchase or conversion price, as applicable, of less than $.30 per share. Any issuance of shares at a purchase price of less than $.30 per share would reduce the conversion price of our Preferred Stock to such lower price. This would require us to issue additional shares upon conversion of our Preferred Stock and further dilute the ownership interests of our existing shareholders. To the extent these factors are viewed negatively by the market, it may provide an incentive for persons to execute short sales of our common stock that could adversely affect the trading price of our common stock.

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

Completion of the Asset Sale may result in dilution of future earnings per share to the stockholders of BIO-key.

The completion of the asset sale of BIO-key’s Law Enforcement division to InterAct911 Mobile Systems, Inc. in December 2009 may not result in improved earnings per share of BIO-key.  The sale could fail to produce the benefits that BIO-key anticipates, or could have other adverse effects that BIO-key currently does not foresee.  In this event, the asset sale could result in a reduction of earnings per share of BIO-key as compared to the earnings per share that would have been achieved if the asset sale had not occurred.

ITEM 2.                    DESCRIPTION OF PROPERTY

We do not own any real estate. We conduct operations from leased premises in Eagan, Minnesota (6,822 square feet), Wall, New Jersey (4,179 square feet) and Westford, Massachusetts (shared services center). We believe our current facilities are adequate for the foreseeable future.

ITEM 3.                    LEGAL PROCEEDINGS

Effective as of July 2, 2009, the Company entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Longview Special Finance, Inc. and Longview Fund, L.P. (collectively, the “Longview Entities”) in order to resolve all matters relating to the litigation initiated by the Longview Entities earlier in 2009, in which they  were seeking $2,886,563 in damages and an unspecified amount of interest and attorney’s fees from the Company as a result of the Company’s alleged improper failure to redeem their outstanding shares of the Company’s Convertible Preferred Stock (collectively, the “Shares”) in accordance with the terms and conditions of such preferred stock.  Pursuant to the Settlement Agreement, without admission of any liability or fault, the parties agreed to a payment schedule under which the Company was required to pay a total cash settlement amount of $2,164,922, fifty percent (50%) of which was paid on July 7, 2009.  The remaining portion of the settlement amount accrued interest at seventeen percent (17%) per annum and was required to be paid in full on or before October 30, 2009.  In return, the Longview Entities agreed to a full and complete release of the Company from all claims that were or could have been alleged in the lawsuit and agreed to relinquish all of the Shares upon receiving final payment of the settlement amount. From October 30, 2009 until November 12, 2009, interest on the remaining portion of the settlement amount accrued at twenty percent (20%) per annum.  On November 12, 2009, the Company paid in full the entire outstanding portion of the settlement amount, together with all accrued and unpaid interest, and satisfied all of its obligations to the Longview Entities under the Settlement Agreement.

ITEM 4.                    RESERVED

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

2009:	High	Low

Quarter ended December 31, 2009	$0.30	$0.15
Quarter ended September 30, 2009	0.26	0.10
Quarter ended June 30, 2009	0.17	0.07
Quarter ended March 31, 2009	0.11	0.05

2008:	High	Low

Quarter ended December 31, 2008	$0.11	$0.04
Quarter ended September 30, 2008	0.20	0.09
Quarter ended June 30, 2008	0.18	0.10
Quarter ended March 31, 2008	0.13	0.10

Holders

As of March 24, 2010, the number of stockholders of record of our common stock was 170.

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

Recent Sales of Unregistered Securities; use of Proceeds from Registered Securities

(a) On July 7, 2009, the Company issued an unsecured promissory note in the aggregate principal amount of $1,000,000 to The Shaar Fund Ltd. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

(b) On November 12, 2009, the Company issued an unsecured promissory note in the aggregate principal amount of $750,000 to The Shaar Fund Ltd. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

(c) On November 12, 2009, the Company entered into a Securities Exchange Agreement with The Shaar Fund Ltd. and Mr. Thomas J. Colatosti (the “Holders”), pursuant to which these investors agreed to exchange 27,932 shares of the Company’s Series A Convertible Preferred Stock owned by the respective Holders, for 27,932 shares of the Company’s Series D Convertible Preferred Stock at an initial fixed conversion price of $0.30 per share. In addition, the Company issued convertible promissory notes in the aggregate principal amount of $737,957 to the Holders in exchange for all dividends accrued and unpaid on their Series A Convertible Preferred Stock. Also, the Company issued warrants to the Holders to purchase 5,000,000 shares of common stock at an initial exercise price of $0.30.  These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

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

OVERVIEW provides a description of our business, the major items that affected our business, and how we analyze our business. It then provides an analysis of our overall 2009 performance and a description of the significant events impacting 2009 and thereafter.

RESULTS OF OPERATIONS provides an analysis of the consolidated results of operations for 2009 compared to 2008.

LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, financing, contractual obligations, and liquidity outlook.

CRITICAL ACCOUNTING POLICIES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.

RECENT ACCOUNTING STANDARDS by reference to Note 1 to the Consolidated Financial Statements provides a description of accounting standards which we have not yet been required to implement and may be applicable to our operations, as well as those significant accounting standards which were adopted during 2009.

OVERVIEW

Our Business

BIO-key develops and markets advanced fingerprint identification biometric technology and software solutions.

We were among the initial pioneers in developing automated, finger identification technology that can be used without the aid of non-automated methods of identification such as a personal identification, password, token, smart card, ID card, credit card, passport, driver’s license or other form of possession or knowledge based identification. This advanced BIO-key™ identification technology improves both the accuracy and speed of finger-based biometrics.

In 2004, BIO-key acquired Public Safety Group, Inc. (PSG), a privately held company that was a leader in wireless solutions for law enforcement and public safety markets. PSG’s primary technology was PocketCop™, a handheld solution that provides mobile officers, such as detectives who are not typically in their vehicles, a hand-held mobile information software solution. Also in, 2004, BIO-key completed a transaction with Aether Systems, Inc. to purchase its Mobile Government Division (“Mobile Government” or “AMG”), a leading provider of wireless data solutions for use by public safety organizations, primarily state, local police, fire and rescue and emergency medical services organizations. Their

PacketCluster mobile information software is integrated with 50 separate State/NCIC databases, as well as other state, local and federal databases.

In 2007, BIO-key completed a transaction with ZOLL Data Systems, Inc. (“ZOLL”), a subsidiary of ZOLL Medical Corporation, in which ZOLL acquired substantially all of the assets related to the Company’s Fire/EMS Services division.

In 2009, BIO-key completed a transaction with InterAct911 Mobile Systems, Inc. (InterAct911), a subsidiary of InterAct911 Corporation, in which InterAct911 acquired substantially all the assets related to the Company’s Law Enforcement division.

INTRODUCTION

As a result of these transactions, and as discussed in Note M to the Consolidated Financial Statements included in this report, we have organized the Company into one reporting segment: Biometrics. During the year ended December 31, 2009, the Company continued to focus on its primary objectives of increasing revenue and managing expenses, by developing leadership technology and applications and by providing its customers with high quality support and service.

A detailed analysis of operations can be found below.

RESULTS OF OPERATIONS

Consolidated Results of Operations

Two Year % trend

	Years ended December 31,
	2009	2008
Revenues
Services	20%	6%
License fees and other	80%	94%
	100%	100%
Costs and other expenses
Cost of services	4%	2%
Cost of license fees and other	17%	8%
	21%	10%
Gross Profit	79%	90%

Operating expenses
Selling, general and administrative	144%	111%
Research, development and engineering	39%	29%
	183%	140%
Operating loss	-104%	-50%

Other income (deductions)
Total other deductions	-9%	6%
Net loss from continuing operations	-113%	-43%
Net income from discontinued operations	122%	49%
Gain (loss) on disposal of discontinued operations	190%	-2%
Net income	199%	4%

Revenues and Costs of goods sold

			2009 - 2008
	2009	2008	$ Chg	% Chg

Revenues
Service	482,900	191,515	291,385	152%
License & other	1,874,382	3,188,027	(1,313,645)	-41%
Total Revenue	$2,357,282	$3,379,542	$(1,022,260)	-30%

Cost of goods sold
Service	82,594	63,569	19,025	30%
License & other	421,641	268,589	153,052	57%
Total COGS	$504,235	$332,158	$172,077	52%

Revenues

For the year ended December 31, 2009, service revenue increased as the Company continued to bundle maintenance agreements to its expanding customer license base during the period, as well as renewed existing maintenance agreements from its legacy customers during the period. The percentage of service revenue as a proportion of total Biometric revenue increased from approximately 6% to 20% across the two periods reported.

For the year ended December 31, 2009, license and other revenue decreased primarily as a result of non-recurring sales generated from an OEM customer in 2008, however the decrease was offset  by additional license revenue from existing customers.

Costs of goods sold

For the year ended December 31, 2009, cost of services increased from the 2008 period due to increased customer support, as needed for the expanding customer base, however the relative percent of service revenue decreased from 33% in 2008 to 17% in 2009.  The Company expects these costs will increase in future periods as additional Biometric customers are added.

For the year ended December 31, 2009, cost of license and other increased from the 2008 period, due to an increase in costs for temporary outside services required to support specific customer orders, hardware costs for an increase in hardware orders and third party software costs, driven by a larger customer base.

Selling, general and administrative

			2009 - 2008
	2009	2008	$ Chg	% Chg

Total	$3,382,613	$3,758,888	$(376,275)	-10%

The overall decline in the total SG&A costs for the year ended December 31, 2009 as compared to 2008 was attributable to a reduction in intangible amortization by approximately $295,000, payroll expense by $128,000 and a decrease of approximately $69,000 in non-cash compensation charges.  The reduction in expenses were offset by increases in legal fees related to the Settlement Agreement by $30,000, and commission expenses of approximately $72,000.

Research, development and engineering

			2009 - 2008
	2009	2008	$ Chg	% Chg

Total	$927,241	$974,182	$(46,941)	-5%

For the year ended December 31, 2009, R & D costs decreased as compared to 2008, primarily due to lower consultant expenses, offset by in increase in non-cash compensation charges.

Other income and expense

			2009 - 2008
	2009	2008	$ Chg	% Chg

Interest income (expense)	$89,804	$(2,552)	$92,356	-3619%
Derivative and warrant fair value adjustments	(286,492)	93,059	(379,551)	-408%
Gain on sale of investments	—	119,348	(119,348)	-100%
Other expense	(9,393)	—	(9,393)	N/A

	$(206,081)	$209,855	$(415,936)	-198%

For the year ended December 31, 2009, the increase in interest income was a result of the Company releasing unclaimed penalty reserves from prior years. Interest expense includes actual cash paid for interest as well as non-cash interest charges for the amortization of debt discounts, deferred charges, and deferred rent. The majority of interest expense for 2009 and 2008 was associated with Notes Payable (Note L).

For the year ended December 31, 2009, derivative and warrant fair value adjustments decreased, when compared to the 2008 period, due to changes in the fair market value of embedded derivatives and detachable warrants issued with convertible debt in 2004, 2005, and 2009, as well as with additional derivatives recorded as a result of financings in 2006 and 2009. The fair value of the instruments will fluctuate based on; our stock price on the valuation date, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate, and the time to maturity of the outstanding debt at different points in time. Stock price is the major driver behind the movement in the Company’s balances. As our stock price increased during 2009, the value of these instruments also increased, leading to and adjustment to other expenses; the opposite effect occurred during the 2008 period, as our stock price decreased, leading to a reduction in the value of these instruments, and an adjustment to other income.

For the year ended December 31, 2008, gain on sale of investments related to the realization of “available-for-sale” securities sold at its market value.

DISCONTINUED OPERATIONS

On December 8, 2009, we completed the sale of our Law Enforcement division for approximately $11.3 million, amounting to a net gain to the Company of approximately $4.5 million. This business had previously been reported as a separate segment in our financial statements. For the fiscal years ended 2009 and 2008, $2.9 million, and $1.7 million of operating income, respectively, net of tax, were reflected as discontinued operations in the accompanying consolidated statements of operations.  Net sales associated with the discontinued operations were $8.6 million, and $9.5 million for 2009 and 2008, respectively. See “Note B — Discontinued Operations” for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES OVERVIEW

Net cash used for operations during the year ended December 31, 2009 was approximately $1,655,000. The cash used by operating activities of continuing operations was primarily due to the following items:

•     Negative cash flows related to a decrease in accounts receivable, and deferred revenue of approximately $757,000, and $468,000, respectively (net outflow of $1,225,000),

•     Negative cash flows from payments with respect to the note payable, and a decrease in accrued liabilities of approximately $268,000,

The following non-cash items reflected in the Company’s statement of operations are used to reconcile the net loss to the net cash used in operating activities during the year ended December 31, 2009:

•     The Company issued notes in 2005, 2006, and 2009 and preferred stock in 2009, all of which contained embedded derivatives, and associated warrants. In 2009, the Company recognized losses of approximately $286,000 related to the decrease in value of the derivatives and associated warrants. The decrease in value is driven mainly by the decline in value of the underlying BIO-key stock,

•     The Company recorded approximately $222,000 of charges in 2009 for the expense of issuing options to employees for services.

INVESTING ACTIVITIES OVERVIEW

Net cash provided by investing activities for the year ended December 31, 2009 was approximately $6,941,000. The cash provided by investing activities for continuing operations was primarily driven by the net cash proceeds from the sale of the Law Enforcement division of approximately $7,000,000.

FINANCING ACTIVITIES OVERVIEW

Net cash used by financing activities for the year ended December 31, 2009 was approximately $6,206,000. The cash provided by financing activities of continuing operations was primarily due to the following items:

•     Negative cash flows related to payment of short term obligations of approximately $3,915,000, partially offset by proceeds from the issuance of short term obligations of $1,750,000 (net outflow of $2,165,000),

•     Negative cash flows from the redemption of redeemable preferred stock of approximately $4,004,000.

Net working capital of continuing operations at December 31, 2009 was approximately $868,000 as compared to approximately $283,000 at December 31, 2008, the improvement of which was driven mainly by the Company’s restructuring of its balance sheet following the sale of the Law Enforcement division.

Since January 7, 1993 (date of inception), our capital needs have been principally met through proceeds from the sale of equity and debt securities.

We do not expect any material capital expenditures during the next twelve months.

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Liquidity outlook

At December 31, 2009, our total of cash and cash equivalents was approximately $792,000, as compared to approximately $1,713,000 at December 31, 2008.

As discussed above, the Company has financed itself in the past through access to the capital markets by issuing convertible debt securities, convertible preferred stock and common stock. We currently require approximately $400,000 per month to conduct our operations. During 2009, we generated approximately $2,400,000 of revenue. While the Company expects to increase revenue in 2010, there can be no assurance that we will achieve that goal.

The Company expects to receive $4 million from the maker of its Note Receivable in three equal annual instalments commencing December 2010. These cash inflows shall be partially offset by approximately $3.1 million due to the anticipated redemption of the outstanding balance of the Company’s redeemable preferred stock.

If we are unable to generate sufficient revenue to meet our goals, we will need to obtain additional third-party financing to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. Therefore, we may need to obtain additional financing through the issuance of debt or equity securities, or to restructure our financial position through similar transactions to those consummated during 2006, 2007, and 2009.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have, or are in the opinion of management reasonably likely to have, a current or future effect on our financial condition or results of operations. In 2008 the Company extended its property lease at its Marlborough, MA location. Pursuant to the agreement BIO-key was to maintain a security deposit in the form of an irrevocable letter of credit in the amount of $40,500. However, BIO-key and the landlord for the property subsequently agreed to have BIO-key place the funds in a third  party escrow account, to be returned at the conclusion of the lease term, in August 2011. Pursuant to the sale of the Company’s Law Enforcement to InterAct911 in December 2009 (see “Note B — Discontinued Operations”), the Company is no longer situated at this location, and expects to fully assign the obligations of the Marlborough premises in early 2010. Accordingly, the balance is recorded as the current asset, “Restricted cash” as at December 31, 2009.

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

1. Revenue Recognition

Revenues from software licensing are recognized in accordance with ASC 985-605, “Software Revenue Recognition. Accordingly, revenue from software licensing is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

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

3.Impairment or Disposal of Long Lived Assets, including Intangible Assets

We review our long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. In assessing recoverability, we must make assumptions regarding estimated future cash flows and discount factors. If these estimates or related assumptions change in the future, we may be required to record impairment charges. Intangible assets with determinable lives are amortized over their estimated useful lives, based upon the pattern in which the expected benefits will be realized, or on a straight-line basis, whichever is greater. We did not record any impairment charges in any of the years presented.

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

5. Income Taxes

The provision for, or benefit from, income taxes includes deferred taxes resulting from the temporary differences in income for financial and tax purposes using the liability method. Such temporary differences result primarily from the differences in the carrying value of assets and liabilities. Future realization of deferred income tax assets requires sufficient taxable income within the carryback, carryforward period available under tax law. The Company evaluates, on a quarterly basis whether, based on all available evidence, if it is probable that the deferred income tax assets are realizable. Valuation allowances are established when it is more likely than not that the tax benefit of the deferred tax asset will not be realized. The evaluation, as prescribed by ASC 740-10, “Income Taxes,” includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. Because of the Companies historical performance and estimated future taxable income a full valuation allowance has been established.

6. Accounting for Stock-Based Compensation

The Company accounts for share based compensation in accordance with the provisions of ASC 718-10, “Compensation — Stock Compensation,” which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The majority of our share-based compensation arrangements vest over either a three or four year vesting schedule. The Company expenses its share-based compensation under the ratable method, which treats each vesting tranche as if it were an individual grant. The fair value of stock options is determined using the Black-Scholes valuation model, and requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected option term”), the estimated volatility of our common stock price over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized as an expense in the consolidated statements of operations. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the service period, net of estimated forfeitures (the number of individuals that will ultimately not complete their vesting requirements). The estimation of stock awards that will ultimately vest requires significant judgment. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

RECENT ACCOUNTING STANDARDS

In September 2009, the FASB issued ASU 2009-13, Multiple Element Arrangements. ASU 2009-13 addresses the determination of when the individual deliverables included in a multiple arrangement may be treated as separate units of accounting. ASU 2009-13 also modifies the manner in which the transaction consideration is allocated across separately identified deliverables and establishes definitions for determining fair value of elements in an arrangement. This standard must be adopted by the Company no later than January 1, 2011 with earlier adoption permitted. The Company is currently evaluating the impact, if any, that this standard update will have on its consolidated financial statements.

In June 2009, the FASB issued ASC 105-10, Generally Accepted Accounting Principles (the “Codification”). The Codification will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All existing accounting standards are superseded as described in ASC 105-10. All other accounting literature not included in the Codification is non-authoritative. ASC 105-10 is effective for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10 did not have a material impact on the Company’s financial condition or results of operations.

In May 2009, the FASB issued ASC 855-10, Subsequent Events. ASC 855-10 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855-10 will be effective for interim or annual period ending after June 15, 2009 and will be applied prospectively. The adoption of ASC 855-10 had no impact on the Company’s financial condition or results of operations.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which is now part of ASC 825. This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures were required beginning with the quarter ended June 30, 2009. The adoption had no impact on the Company’s financial condition or results of operations.

In February 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R)-a, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (SFAS No. 141(R)-a), now part of ASC 805, which simplifies how entities will be required to account for contingencies arising in business combinations under SFAS 141(R) “Accounting for Business Combinations”. FASB decided to amend the guidance SFAS 141(R) to require assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if fair value can be reasonably estimated.  If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would be accounted for in accordance with FASB Statement No. 5 “Accounting for Contingencies” (SFAS 5). The provisions of SFAS No. 141(R)-a are applicable to business combinations consummated after January 1, 2009 for calendar year entities. The adoption of SFAS 141(R)-a) will have an impact on the Company’s accounting for business combinations in connection with any future acquisitions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See financial statements appearing at pages 42-45 of this report

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2009 was carried out by the Company under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

During the review of the Company’s operating results for the period covered by this report, our CEO and CFO determined that, as of December 31, 2009, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms. Our management reached this conclusion after identifying our system to capture disclosure items, our internal process of review for account reconciliations, our documentation of internal controls and our internal process for preparing our annual report on Form 10-K for the fiscal year ended December 31, 2009 as being adequate to provide such assurance.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2009. Our management reached this conclusion after identifying the following two areas of material weakness in our internal control systems:

i                        Inadequate and ineffective application of complex accounting; and

ii                     Management did not sufficiently monitor internal control over financial reporting. Specifically the Company did not have sufficient personnel with an appropriate level of technical accounting knowledge and experience who could execute appropriate application of complex accounting with respect to derivatives, warrants and stock option modification.

Remediation plans include soliciting additional experts necessary to help ensure the accuracy of the complex accounting financial reporting.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2009, the Company’s acting Chief Financial Officer, Thomas Colatosti was replaced by Cecilia Welch.

During the fiscal quarter ended December 31, 2009, the Company supplemented its review and reporting structure through the use of outside experts to assist in the preparation of the Company’s annual report. The outside experts have also assisted with the review and testing of the Company’s internal control over financial reporting as of December 31, 2009.

ITEM 9B.    OTHER INFORMATION

None .

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information about each director and executive officer of the Company.

NAME	AGE	POSITIONS HELD
Thomas J. Colatosti	61	Chairman of the Board of Directors
Michael W. DePasquale	55	Chief Executive Officer and Director
Jeffrey J. May (b)	50	Director
Charles P. Romeo(a) (c)	68	Director
John Schoenherr (b) (c)	57	Director

Cecilia Welch	50	Chief Financial Officer
Randy Fodero	51	Vice President of Sales
Mira K. LaCous	48	Vice President of Technology & Development
Charles “Bud” Yanak	53	Vice President of Marketing

(a)    From April 2004 to February 2005, Mr. Romeo was employed by the Company.

(b)    Audit Committee Member

(c)    Compensation Committee Member

The following is a brief summary of the business experience of each of the above-named individuals:

THOMAS J. COLATOSTI has served as a Director of the Company since September 2002, as Chairman of the Board since January 3, 2003, and as Chief Financial Officer from November 17, 2008 to December 21, 2009.  Mr. Colatosti also served as Co-Chief Executive Officer of the Company from July 2005 to August 2006. Mr. Colatosti also currently serves as the Chief Executive Officer of American Security Ventures, a Lexington, Massachusetts-based consulting firm he founded which specializes in providing strategic management consulting services to emerging and developing companies in the homeland security industry.   Since July 2009, Mr. Colatosti has been serving as Chairman of Commodore Applied Technologies. Mr. Colatosti has served as a Director and President of Good Harbor Partners Acquisition Corp., a publicly-traded special purpose acquisition company formed to acquire businesses in the security sectors. From 1997 through June 2002, Mr. Colatosti served as the Chief Executive Officer of Viisage Technology, Inc., a publicly traded biometric technology company. Between 1995 and 1997, Mr. Colatosti served as President and Chief Executive Officer of CIS Corporation. Prior to CIS, Mr. Colatosti had a 21 year career with Digital Equipment Corporation. Among his executive positions he was  Vice President and General Manager of the company’s $1.2 billion Government Systems Division. Mr. Colatosti is considered a security industry authority.

MICHAEL W. DEPASQUALE has served as the Chief Executive Officer and a Director of the Company since January 3, 2003. He served as Co-Chief Executive Officer of the Company from July 2005 to August 2006. Mr. DePasquale brings more than 26 years of executive management, sales and marketing experience to the Company. Prior to joining BIO-key, Mr. DePasquale served as the President and Chief Executive Officer of Prism eSolutions, Inc., a Pennsylvania-based provider of professional consulting services and online solutions for ISO-9001/14000 certification for customers in manufacturing, healthcare and government markets, since February 2001. From December 1999 through December 2000, Mr. DePasquale served as Group Vice President for WRC Media, a New York-based distributor of supplemental education products and software. From January 1996 until December 1999, Mr. DePasquale served as Senior Vice President of Jostens Learning Corp., a California-based provider of multi media curriculum. Prior to Jostes, Mr. DePasquale held sales and marketing management positions with McGraw-Hill and Digital Equipment Corporation. Mr. DePasquale earned a Bachelor of Science degree from the New Jersey Institute of Technology.

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

CECILIA WELCH has served as Chief Financial Officer of the Company since December 21, 2009. Ms. Welch joined the Company in 2007 and has served since then as the Company’s Corporate Controller. Prior to joining the Company, from January 2006 to December 2006 she was the Controller for Savaje Technologies (acquired by Sun Microsystems), a developer of advanced mobile telephone software. From October 2004 to January 2006, she was Controller for Crystal Systems, a manufacturer of sapphire crystals used for industrial, semiconductor, defense and medical applications.  From December 1988 to July 2004, she was the Controller for ATN Microwave (acquired by Agilent Technologies), a manufacturer of automated test equipment. Ms. Welch has a Bachelor’s degree in Accounting from Franklin Pierce University.

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

MIRA K. LACOUS has served as Vice President of Technology & Development of the Company since May 15, 2000. Ms. LaCous has over 26 years of software development/architecture and project management experience with a background that includes successfully bringing numerous technologies to market, including automated voice response systems, automated building control systems, software piracy protection, intranet training materials and testing, page layout and design software, image scanning software and systems, biometric security, biometric algorithms and more. Ms. LaCous is also the author of five US Patented technologies, multiple international patents, and other patent pending solutions.  She has been an officer or director of two other companies; National Computer Systems (NCS), and TEL-Line Systems. Ms. LaCous has a Bachelors in

Computer Science from North Dakota State University.  Ms. LaCous also serves on the Board of Directors of the Minnesota Sinfonia, a not-for-profit arts organization, as its chairperson.

CHARLES “BUD” YANAK has served as Vice President of Marketing of the Company since July 1, 2004. Mr. Yanak has more than 25 years of experience leading the successful development, commercialization, marketing and licensing of technology for security, electronics and industrial companies. He has held executive-level marketing positions at organizations including Iridian Inc. as VP of Marketing and Business Development, a leading biometric company; Avery Dennison, a global supplier of barcode identification systems; and Mars Electronics Industrial Products Group. Most recently, Yanak was vice president of sales and marketing for BioLink Technologies, an enterprise security company. Mr. Yanak has a BS and MS in Engineering from Drexel University and an MBA from Temple University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the U.S. Securities and Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors and persons who own more than ten percent (10%) of the Company’s Common Stock to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of the Company’s Common Stock. Such officers, directors and ten percent (10%) stockholders are also required by applicable SEC rules to furnish the Company with copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on its review of the copies of such forms received by it, or written representations from such persons that no other reports were required for such persons, the Company believes that during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to the Company’s officers, directors and ten percent (10%) stockholders were satisfied in a timely fashion, except for the following:

a)     Thomas J. Colatosti — one late Form 4 filing with respect to the issuance of a total of 50,000 options on February 27, 2009.

b)    Michael DePasquale — one late Form 4 filing with respect to the issuance of a total of 500,000 options on February 27, 2009.

c)     Jeff May — one late Form 4 filing with respect to the issuance of a total of 75,000 options on February 27, 2009.

d)    Charles Romeo — one late Form 4 filing with respect to the issuance of a total of 50,000 options on February 27, 2009.

e)     John Schoenherr — one late Form 4 filing with respect to the issuance of a total of 100,000 options on February 27,

2009.

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

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation paid to or accrued by our chief executive officer (principal executive officer) and the two most highly compensated executive officers other than the principal executive officer, who were serving as executive officers at the end of December 31, 2009, for the fiscal years ended December 31, 2009 and 2008:

SUMMARY COMPENSATION TABLE

Name		Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael W. DePasquale		2009	250,000	—	—	93,976	(1)	—	—	425	344,401
Chief Executive Officer		2008	250,000	—	—	—	(1)	—	—	775	250,775

Randy Fodero		2009	170,000	—	—	34,938	(1)	35,339	—	300	240,577
Vice President Sales		2008	170,000	—	—	—	(1)	54,916	—	527	225,443

Mira K. LaCous		2009	145,665	—	—	—	(1)	—	—	248	145,913
Vice President Technology & Development		2008	140,400	—	—	8,421	(1)	—	—	435	149,256

Thomas J. Colatosti	(2)	2009	150,000	—	—	74,691	(1)	—	—	—	224,691
Former Chief Financial Officer		2008	109,500	—	—	10,874	(1)	—	—	—	120,374

(1)   The aggregate grant date fair value of the option awards was estimated using the Black-Scholes option pricing model, with the assumptions listed in Note A to the Company’s financial statements. The amount shown in this column represents the grant date fair value calculated under ASC 718

(2)   The compensation for Thomas J. Colatosti is presented in the above table pursuant to Item 402 (m)(2)(iii) of the Non-Financial Statement Disclosure requirements of Regulation S-K, as he would have been classified as one of Company’s two most highly compensated executive officers other than the principal executive officer but for the fact that he was not serving as an executive officer at the end of the last completed fiscal year.

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

Employment Agreements

Effective as of March 25, 2010, the Company entered into a one-year employment agreement with Michael W. DePasquale to serve as the Chief Executive Officer of the Company at an annual base salary of $250,000, subject to adjustment by the Board or Compensation Committee. The agreement automatically renews for subsequent one-year terms, unless terminated by either party. In addition to the Base Salary, a “Performance Bonus” may be awarded to Mr. DePasquale on the basis of the Company achieving certain corporate and strategic performance goals, as determined by the Board in its sole discretion. There is a Change of Control provision that occurs if Mr. Depasquale is not offered continued employment with the Company or any successor, or within five years following such Change of Control, the Company or any successor terminates the Mr. Depasquale’s employment without Cause, then Mr. Depasquale is to be paid his Base Salary and benefits earned but unpaid through the date of termination, and any prorated bonus earned during the then current bonus year, plus two times his then current Base Salary. The employment agreement contains standard and customary confidentiality, non-solicitation and “work made for hire” provisions as well as a covenant not to compete which prohibits Mr. DePasquale from doing business with any current or prospective customer of the Company or engaging in a business competitive with that of the Company during the term of his employment and for the one year period thereafter. This agreement also contains a number of termination provisions as described in “Termination and Change in Control Arrangements” in this Item.

On November 20, 2009, the Company renewed its one-year employment agreement with Mira K. LaCous to serve as the Vice President of Technology & Development of the Company at an annual base salary of $140,000, subject to adjustment by the Board or Compensation Committee. The employment agreement contains standard and customary confidentiality, technical invention provisions, as well as a covenant not to compete which prohibits Ms. LaCous from doing business with any current or prospective customer of the Company or engaging in a business competitive with that of the Company during the term of her employment and for the one year period thereafter. This agreement also contains a number of termination provisions as described in “Termination and Change in Control Arrangements” in this Item.

In connection with his appointment to the Board of Directors in September 2002, and as acting Chief Financial Officer from November 2008 to December 2009, the Company has entered into a number of consulting arrangements with Thomas Colatosti. Under the most recent arrangement, which was entered into on January 12, 2010, Mr. Colatosti is to provide services to the Company and its subsidiaries and affiliates for a two year term ending December 31, 2011 at a rate of $5,000 per month. The employment agreement contains standard and customary confidentiality and intellectual property provisions. This agreement also contains a number of termination provisions as described in “Termination and Change in Control Arrangements” in this Item.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
DECEMBER 31, 2009

The following table sets forth for each named executive officer, information regarding outstanding equity awards as at December 31, 2009:

	Option Awards							Stock Awards
Name	Number of securities underlying unexercised options exercisable (#)		Number of securities underlying unexercised options unexercisable (#)		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares or units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Michael W. DePasquale	500,000		—		—	0.087	2/27/2016	—	—	—	—
	601,938		—		—	0.300	11/2/2012	—	—	—	—

Randy Fodero	340,000		—		—	0.300	11/2/2012	—	—	—	—

Mira LaCous	37,500	(1)	37,500	(1)	—	0.180	8/13/2015	—	—	—	—
	45,000		—		—	0.470	7/18/2010	—	—	—	—

Thomas J. Colatosti	—	(2)	50,000	(2)	—	0.087	2/27/2016	—	—	—	—
	90,241	(3)	25,000	(3)	—	0.110	4/18/2015	—	—	—	—
	384,164		—		—	0.300	11/2/2012	—	—	—	—

(1)	The options vest equally in two annual installments commencing August 13, 2009; 37,500 vested on August 13, 2009; 37,500 will vest on August 13, 2010

(2)	The options vest equally in two annual installments commencing February 27, 2010

(3)

65,241 of the options vested upon grant and the remaining options vest equally thereafter in two annual installments commencing April 18, 2009; 25,000 vested on April 18, 2009; 25,000 will vest on April 18, 2010

Narrative Disclosure to Outstanding Equity Awards at Fiscal Year End Table

The following are the material terms of each agreement, contract, plan or arrangement that provide for payments to one or more of our named executive officers at, following or pursuant to their resignation, retirement or termination, or in connection with a change in control of the Company.

Termination Arrangements

Effective as of March 25, 2010, the Company entered into a one-year employment agreement with Michael W. DePasquale to serve as the Chief Executive Officer of the Company. The Company may terminate the agreement at any time with or without cause. In the event of termination without cause, Mr. DePasquale shall continue to be paid his then current base salary for the greater of nine months from the date of such termination or the number of months remaining until the end of the term of the employment agreement. There is a Change of Control provision that occurs if Mr. Depasquale is not offered continued employment with the Company or any successor, or within five years following such Change of Control, the Company or any successor terminates the Mr. Depasquale’s employment without Cause, then Mr. Depasquale is to be paid his Base Salary and benefits earned but unpaid through the date of termination, and any prorated bonus earned during the then current bonus year, plus two times his then current Base Salary.

On November 20, 2009, the Company renewed the annual agreement with Mira K. LaCous to serve as the Vice President of Technology & Development of the Company. The Company may terminate the agreement at any time with or without cause. In the event of termination without cause, Ms. LaCous shall continue to be paid her then current base salary for six months from the date of such termination.

On January 12, 2010, the Company entered into a two-year consulting agreement with Thomas Colatosti to serve as consultant to the Company. The Company may terminate the agreement at any time with or without cause. In the event of termination by the Company, Mr. Colatosti shall continue to be paid his then current base salary for the remaining term of the agreement.

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

DIRECTOR COMPENSATION FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2009

The following table sets forth for each director, information regarding their compensation for the year ended December 31, 2009:

Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas J. Colatosti		—	—	74,691	(2)	—	—	—	74,691
Michael W. DePasquale	(1)	—	—	—		—	—	—	—
Jeffrey J. May		—	—	6,084	(2)	—	—	—	6,084
Charles P. Romeo		—	—	19,144	(2)	—	—	—	19,144
John Schoenherr		—	—	7,408	(2)	—	—	—	7,408

(1)    Refer to Narrative Disclosure To Summary Compensation Table for information pertaining to Mr. DePasquale’s employment agreement.

(2)    The aggregate grant date fair value of the option awards was estimated using the Black-Scholes option pricing model, with the assumptions listed in Note A to the Company’s financial statements. The amount shown in this column represents the grant date fair value calculated under ASC 718

(3)   The aggregate number of stock and option awards outstanding at December 31, 2009 for each of the Company’s directors are the same amounts as are listed in Item 12 “Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters” as at February 15, 2010.

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

On February 27, 2009, Thomas Colatosti, Jeffrey May, Charles Romeo and John Schoenherr were granted options to purchase 50,000, 75,000, 50,000, and 100,000 shares of common stock, respectively, at an exercise price of $0.087 per share. Options totaling 25,000 issued to Jeffrey May, immediately vested on issuance, with the remaining options for all participants to vest in equal increments over two years. The options expire on February 27, 2016.

On November 2, 2009, in conjunction with the sale of the Law Enforcement Division, the Company cancelled options with an exercise price greater than $0.30 per share and exchanged them for options with a $0.30 exercise price. Thomas Colatosti, Jeffrey May, Charles Romeo and John Schoenherr had options for 200,000, 50,000, 400,000 and 50,000 shares of common stock, respectively, at exercise prices ranging from $1.17 to $1.39 per share cancelled and exchanged for options of 45,455, 11,364, 100,938, and 10,791 shares of common stock, respectively, at an exercise price of $0.30 per share. All options immediately vested on issuance. The options expire on November 2, 2012.

In connection with his appointment to the Board of Directors in September 2002, and as acting Chief Financial Officer from November 2008 to December 2009, the Company has entered into a number of consulting arrangements with Thomas Colatosti. Under the most recent arrangement, which was entered into on January 12, 2010, Mr. Colatosti is to provide services to the Company and its subsidiaries and affiliates for a two year term ending December 31, 2011 at a rate of $5,000 per month.

We reimburse each of our non-employee directors for their reasonable expenses incurred in connection with attending meetings of the board of directors and related committees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 17, 2010, information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than five percent (5%) of the Company’s outstanding common stock. The following table also sets forth, as of such date, the beneficial ownership of the Company’s common stock by all officers and directors, individually and as a group. Unless otherwise indicated, the address of each person listed below is c/o BIO-key International, Inc., 3349 Highway 138, Building D, Suite B, Wall, NJ 07719.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(1)
Thomas J. Colatosti	1,479,405	(2)	1.9%
Michael W. DePasquale	1,101,938	(3)	1.4%
Jeffrey May	241,845	(4)	*
Charles P. Romeo	183,558	(5)	*
John Schoenherr	134,721	(6)	*
Randy Fodero	340,000	(7)	*
Cecilia Welch	13,333	(8)	*
Mira LaCous	82,500	(9)	*
Charles Yanik	27,861	(10)	*

All officers and directors as a group (8) persons	3,605,161		4.6%

*       Less than 1%

(1)    The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Securities Exchange Act of 1934 and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as, other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 77,713,398 shares of common stock outstanding as of February 17,2010.

(2)    Includes 499,405 shares issuable upon exercise of options and 875,000 shares issuable upon conversion of Series D Redeemable Preferred Stock. Does not include 50,000 shares issuable upon options subject to vesting.

(3,7,10)     Consists of shares issuable upon exercise of options.

(4)    Consists of 241,845 shares issuable upon exercise of options. Does not include 75,000 shares issuable upon options subject to vesting.

(5)    Consists of 183,558 shares issuable upon exercise of options. Does not include 75,000 shares issuable upon options subject to vesting.

(6)    Consists of 134,721 shares issuable upon exercise of options. Does not include 75,000 shares issuable upon options subject to vesting.

(8)    Consists of 13,333 shares issuable upon exercise of options. Does not include 6,667 shares issuable upon options subject to vesting.

(9)   Consists of 82,500 shares issuable upon exercise of options. Does not include 37,500 shares issuable upon options subject to vesting.

The following table sets forth, as of December 31, 2009, information with respect to securities authorized for issuance under equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	45,000	$0.47	—
Equity compensation plans not approved by security holders	3,903,030	$0.23	1,926,811
Total	3,948,030	$0.24	1,926,811

During 1996, the Board of Directors and stockholders of the Company adopted the 1996 Stock Option Plan (the 1996 Plan). Under the 1996 Plan, 750,000 shares of common stock were reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 100% of fair market value for incentive stock options and 50% for all others. The term of stock options granted may not exceed ten years. Options issued under the Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined, all options outstanding vest immediately. The 1996 Plan expired in May 2005.

As of December 31, 2009, there were outstanding options under the 1996 Plan to purchase 45,000 shares of common stock, and no shares were available for future grants.

The Company’s 1999 Stock Option Plan (the “1999 Plan”) was adopted by the Board of Directors of the Company on or about August 31, 1999. The material terms of the 1999 Plan are summarized below.

The 1999 Plan is currently administered by the Board of Directors of the Company (the “Plan Administrator”). The Plan Administrator is authorized to construe the 1999 Plan and any option issued under the 1999 Plan, select the persons to whom options may be granted, and determine the number of shares to be covered by any option, the exercise price, vesting schedule and other material terms of such option. Under the 1999 Plan 2,000,000 shares of common stock were reserved for issuance to officers, employees, directors and consultants of the Company at exercise prices not less than 85% of the last sale price of the Company’s common stock as reported on the OTC Bulletin Board on the date of grant. Options have terms of not more than 10 years from the date of grant, are subject to vesting as determined by the Plan Administrator and are not transferable without the permission of the Company except by will or the laws of descent and distribution or pursuant to a domestic relations order. Options terminate three (3) months after termination of employment or other association with the Company or one (1) year after termination due to disability, death or retirement. In the event that termination of employment or association is for a cause, as that term is defined in the 1999 Plan, options terminate immediately upon such termination. The Plan Administrator has the discretion to extend options for up to three years from the date of termination or disassociation with the Company.

The 1999 Plan provides for the immediate vesting of all options in the event of a “Change In Control” of the Company. In the event of a Change In Control, the Company is required to deliver written notice to each optionee under the 1999 Plan fifteen (15) days prior to the occurrence of a Change in Control, during which time all options issued under 1999 Plan may be exercised. Thereafter, all options issued under the 1999 Plan which are neither assumed or substituted in connection with such transaction, automatically expire, unless otherwise determined by the Board. Under the 1999 Plan, a “Change In Control” is defined to include (i) a sale or transfer of substantially all of the Company’s assets; (ii) the dissolution or liquidation of the Company; (iii) a merger or consolidation to which the Company is a party and after which the prior shareholders of the Company hold less than 50% of the combined voting power of the surviving corporation’s outstanding securities; (iv) the incumbent directors cease to constitute at least a majority of the Board of Directors; or (v) a change in control of the Company which would otherwise be reportable under Section 13 or 15(d) of the Exchange Act. The 1999 Plan expired in August 2009.

As of December 31, 2009, there were outstanding options under the 1999 Plan to purchase 500,000 shares of common stock, and no shares were available for future grants.

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

As of December 31, 2009, there were outstanding options under the 2004 Plan to purchase 2,073,189 shares of common stock, and options to purchase an aggregate of 1,926,811 shares were available for future grants.

In addition to options issued under the 1996, 1999 and 2004 Plans, the Company has issued options to employees, officers, directors and consultants to purchase common stock under the non plan. As of December 2009, there were outstanding options under the non plan to purchase 1,329,841 shares of common stock. The terms of these options are substantially similar to the provisions of the 1999 Plan and options issued thereunder.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Employment Arrangements

The Company has entered into employment agreements with Michael W. DePasquale, Mira LaCous, and Thomas J. Colatosti. See “EXECUTIVE COMPENSATION—Employment Agreements.”

Consulting Arrangement with Thomas J. Colatosti

In connection with his appointment to the Board of Directors in September 2002, and as acting Chief Financial Officer from November 2008 to December 2009, the Company has entered into a number of consulting arrangements with Thomas Colatosti. Under the most recent arrangement, which was entered into on January 12, 2010, Mr. Colatosti is to provide services to the Company and its subsidiaries and affiliates for a two year term ending December 31, 2011 at a rate of $5,000 per month.

Under the previous arrangement, which was entered into on November 17, 2008, Mr. Colatosti, provided services to the Company and its subsidiaries and affiliates for the year ended November 16, 2009 at a rate of $12,500 per month.

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

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows fees for professional audit services billed to us by CCR LLP (“CCR”) for the audit of our annual consolidated financial statements for the years ended December 31, 2009, and 2008, and fees billed to us by CCR for other services during 2009 and 2008:

	2009	2008
Audit Fees:
CCR	$110,500	$148,400

Audit-Related Fees
CCR	20,787	6,800

Tax Fees:
CCR	41,473	51,670

Total Fees	$172,760	$206,870

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by CCR in connection with statutory and regulatory filings or engagements. Audit fees also include fees for services provided in connection with registration of securities, comfort letters, and review of documents filed with the SEC.

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

Audit Committee Pre-Approval Procedures

The Audit Committee of our Board of Directors consists of Jeffrey J. May  and John Schoenherr. The Audit Committee approves the engagement of our independent auditors to render audit and non-audit services before they are engaged. All of the fees for 2009 and 2008 shown above were pre-approved by the Audit Committee.

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

ITEM 15.             EXHIBITS

(a)  The following documents are filed as part of this Report. Portions of Item 13 are submitted as separate sections of this Report:

(1)          Financial statements filed as part of this Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets as at December 31, 2009 and 2008

Statements of Operations—Years ended December 31, 2009 and 2008

Statement of Stockholders’ Equity (Deficit)—Years ended December 31, 2009 and 2008

Statements of Cash Flows—Years ended December 31, 2009 and 2008

Notes to Financial Statements—December 31, 2009 and 2008

(2)  The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report

ITEM 8—FINANCIAL STATEMENTS

The following financial statements of BIO-key International, Inc. are included herein at the indicated page numbers:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BIO-key International, Inc.

Westford, MA

We have audited the accompanying consolidated balance sheets of BIO-key International, Inc. and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BIO-key International, Inc. and Subsidiary as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the consolidated financial statements, the Company has suffered substantial net losses in recent years, and has an accumulated deficit at December 31, 2009, which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are disclosed in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CCR LLP

Westborough, Massachusetts
March 26, 2010

BIO-key International, Inc and Subsidiary

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$792,426	$1,712,912
Restricted cash	40,500	—
Accounts receivable, net of allowance for doubtful accounts of $11,526 and $5,845 at December 31, 2009 and December 31, 2008, respectively	847,215	96,131
Note receivable, current portion	1,334,000	—
Inventory	14,935	13,159
Prepaid expenses and other	123,911	54,843
Continuing operations total current assets	3,152,987	1,877,045
Discontinued operations total current assets	—	810,708
Equipment and leasehold improvements, net	39,243	25,677
Deposits and other assets	8,712	7,812
Restricted cash	—	40,500
Note receivable, net of current portion	2,666,000	—
Intangible assets—less accumulated amortization	230,259	251,812
Continuing operations total non-current assets	2,944,214	325,801
Discontinued operations total non-current assets	—	8,234,436
TOTAL ASSETS	$6,097,201	$11,247,990

LIABILITIES
Accounts payable	$340,241	$252,213
Accrued liabilities	708,765	663,567
Deferred revenue	200,996	677,966
Convertible notes, derivatives and warrants	471,483	—
Redeemable preferred stock derivatives	563,599	—
Continuing operations total current liabilities	2,285,084	1,593,746
Discontinued operations total current liabilities	—	5,196,805
Warrants	63,901	12,317
Redeemable preferred stock derivatives	—	439
Deferred revenue	9,391	—
Continuing operations total non-current liabilities	73,292	12,756
Discontinued operations total non-current liabilities	—	19,892
TOTAL LIABILITIES	2,358,376	6,823,199

Commitments and contingencies

Series B redeemable convertible preferred stock: authorized, 1,000,000 shares (liquidation preference of $1 per share); issued and outstanding 0 and 970,612 shares of $.0001 par value at December 31, 2009 and December 31, 2008, respectively	—	1,008,224
Series C redeemable convertible preferred stock: authorized, 600,000 shares (liquidation preference of $10 per share); issued and outstanding 0 and 592,032 shares of $.0001 par value at December 31, 2009 and December 31, 2008, respectively	—	6,498,516
Series D redeemable convertible preferred stock: authorized, 100,000 shares (liquidation preference of $100 per share); issued and outstanding 30,557 and 0 shares of $.0001 par value at December 31, 2009 and December 31, 2008, respectively	2,630,593	—
	2,630,593	7,506,740

STOCKHOLDERS’ EQUITY (DEFICIT):
Series A convertible preferred stock: authorized, 100,000 shares (liquidation preference of $100 per share); issued and outstanding 0 and 30,557 shares of $.0001 par value, at December 31, 2009 and December 31, 2008, respectively	—	3
Common stock — authorized, 170,000,000 shares; issued and outstanding; 77,713,398 and 67,876,880 of $.0001 par value at December 31, 2009 and December 31, 2008, respectively	7,771	6,788
Additional paid-in capital	51,187,754	51,692,103
Accumulated deficit	(50,087,293)	(54,780,843)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	1,108,232	(3,081,949)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,097,201	$11,247,990

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary

STATEMENTS OF OPERATIONS

	Years ended December 31,
	2009	2008

Revenues
Services	$482,900	$191,515
License fees and other	1,874,382	3,188,027
	2,357,282	3,379,542
Costs and other expenses
Cost of services	82,594	63,569
Cost of license fees and other	421,641	268,589
	504,235	332,158
Gross Profit	1,853,047	3,047,384

Operating expenses
Selling, general and administrative	3,382,613	3,758,888
Research, development and engineering	927,241	974,182
	4,309,854	4,733,070
Operating loss	(2,456,807)	(1,685,686)

Other income (deductions)
Interest income (expense)	89,804	(2,552)
Derivative and warrant fair value adjustments	(286,492)	93,059
Gain on sale of investments	—	119,348
Other expense	(9,393)	—
	(206,081)	209,855
Loss from continuing operations	(2,662,888)	(1,475,831)
Income from discontinued operations	2,872,535	1,660,364
Gain (loss) on disposal of discontinued operations, net of expected tax	4,483,902	(65,354)
Net Income	$4,693,549	$119,179

Loss applicable to common stockholders
Loss from continuing operations	(2,662,888)	(1,475,831)
Convertible preferred stock dividends, accretion and redemption gain	(518,749)	(1,890,503)
Loss applicable to common stockholders	$(3,181,637)	$(3,366,334)

Basic and Diluted Earnings per Common Share:
Loss applicable to common stockholders	$(0.04)	$(0.05)
Income from discontinued operations	0.04	0.02
Gain (loss) on disposal of discontinued operations	0.06	(0.00)
Net income (loss)	$0.06	$(0.03)

Weighted Average Shares Outstanding:
Basic and Diluted	72,553,586	64,159,473

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A 7%		Series B 15%		Series C 15%		Series D 7%
	Convertible		Convertible		Convertible		Convertible				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Contributed	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2007	30,557	$3	970,612	$881,340	592,032	$5,776,231	—	$—	61,153,202	$6,115	$52,126,595	$(54,900,021)	$(2,767,308)

Accretion of preferred stock discount	—	—	—	126,480	—	449,444	—	—	—	—	(575,924)	—	(575,924)
Accretion of preferred stock dividends	—	—	—	148,422	—	905,316	—	—	—	—	(1,053,738)	—	(1,053,738)
Accretion of stock issuance costs	—	—	—	—	—	46,247	—	—	—	—	(46,247)	—	(46,247)
Conversion of preferred stock and cumulative dividends in arrears into common stock	—	—	—	(148,018)	—	(678,722)	—	—	6,723,678	673	826,067	—	826,740
Share-based compensation	—	—	—	—	—	—	—	—	—	—	415,350	—	415,350
Net income	—	—	—	—	—	—	—	—	—	—	—	119,179	119,179

Balance as of December 31, 2008	30,557	$3	970,612	$1,008,224	592,032	$6,498,516	—	$—	67,876,880	$6,788	$51,692,103	$(54,780,843)	$(3,081,948)

Conversion of Series A to Series D Preferred Stock	(30,557)	(3)	—	—	—	—	30,557	3,055,700	—	—	(3,055,697)	—	(3,055,700)
Discount on Preferred Stock	—	—	—	—	—	—	—	(430,398)	—	—	—	—	—
Accretion of preferred stock discount	—	—	—	—	—	—	—	3,509	—	—	(3,509)	—	(3,509)
Accretion of preferred stock dividends	—	—	—	128,643	—	827,041	—	1,782	—	—	(957,466)	—	(957,466)
Preferred stock dividends paid in cash	—	—	—	(37,207)	—	—	—	—	—	—	—	—	—
Conversion of preferred stock and cumulative dividends in arrears into common stock	—	—	—	(114,598)	—	(1,271,154)	—	—	9,836,518	983	1,384,769	—	1,385,752
Conversion of preferred stock dividends in arrears into Convertible notes	—	—	—	—	—	—	—	—	—	—	(737,957)	—	(737,957)
Conversion of preferred stock dividends in arrears into interest payable	—	—	—	(14,450)	—	(134,083)	—	—	—	—	23,324	—	23,324
Conversion of preferred stock and cumulative dividends in arrears into note payable	—	—	(520,612)	(390,459)	(236,595)	(1,774,463)	—	—	—	—	—	—	—
Redemption of preferred stock in cash	—	—	(450,000)	(450,000)	(355,437)	(3,554,370)	—	—	—	—	—	—	—
Gain on redemption of preferred stock	—	—	—	(130,153)	—	(591,487)	—	—	—	—	721,640	—	721,640
Issuance of warrants	—	—	—	—	—	—	—	—	—	—	1,835,000	—	1,835,000
Share-based compensation	—	—	—	—	—	—	—	—	—	—	285,547	—	285,547
Net income	—	—	—	—	—	—	—	—	—	—	—	4,693,549	4,693,549

Balance as of December 31, 2009	—	$—	—	$—	—	$—	30,557	$2,630,593	77,713,398	$7,771	$51,187,754	$(50,087,293)	$1,108,232

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2009	2008

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$4,693,549	$119,179
Less:
Loss (income) from discontinued operations	(2,872,535)	709,443
Loss (gain) on disposal of discontinued operations	(4,483,902)	65,354
Income (loss) from continuing operations	(2,662,888)	893,976
Adjustments to reconcile net income (loss) to cash used in operating activities:
Derivative and warrant fair value adjustments	286,492	(93,059)
Gain on sale of investments	—	(119,348)
Depreciation	29,214	20,779
Amortization
Intangible assets	21,553	12,123
Discounts on convertible debt related to derivatives	5,336	—
Allowance for doubtful receivables	5,681	(942)
Share-based compensation	222,097	296,379
Change in assets and liabilities:
Accounts receivable trade	(756,765)	317,744
Inventory	(1,776)	(8,280)
Prepaid expenses and other	(69,068)	(11,892)
Accounts payable	88,028	(233,078)
Accrued liabilities	(268,011)	27,839
Deferred revenue	(467,579)	(304,663)
Net cash provided (used) for continuing operations	(3,567,686)	797,578
Net cash provided (used) for discontinued operations	1,912,970	(668,405)
Net cash provided (used) for operating activities	(1,654,716)	129,173
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(42,778)	—
Deposits	(900)	(922)
Proceeds from the sale of the business segment	7,000,000	(65,354)
Transfer of funds from restricted cash	—	112,594
Proceeds from sale of investments	—	119,348
Proceeds from sale of assets	—	10,530
Net cash provided by continuing operations	6,956,322	176,196
Net cash provided (used) for discontinued operations	(15,593)	442,769
Net cash provided by investing activities	6,940,729	618,965
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of short term obligations	1,750,000	—
Repayment of short term obligations	(3,914,922)	—
Preferred stock dividend paid	(37,207)	—
Redemption of redeemable preferred stock	(4,004,370)	—
Net cash used for continuing operations	(6,206,499)	—
Net cash used for discontinued operations	—	—
Net cash used for financing activities	(6,206,499)	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(920,486)	748,138
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,712,912	964,774
CASH AND CASH EQUIVALENTS, END OF YEAR	$792,426	$1,712,912

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2009 and 2008

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

Basis of Presentation

We have only recently begun to generate significant revenues and have incurred significant losses to date, and at December 31, 2009, we had an accumulated deficit of approximately $50 million. In addition, broad commercial acceptance of our technology is critical to the Company’s success and ability to generate future revenues.

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

Summary of Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1. Basis of Consolidation

The accompanying consolidated financial statements include the accounts of BIO-key International, Inc. and its wholly owned subsidiary (collectively, the Company) and are stated in conformity with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Intercompany accounts and transactions have been eliminated in consolidation.

2. Revenue Recognition

Revenues from software licensing are recognized in accordance with ASC 985-605, “Software Revenue Recognition. Accordingly, revenue from software licensing is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

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

6. Depreciation and Amortization

Depreciation is provided for in amounts relative to the cost of depreciable assets to operations over the estimated service lives, principally using straight-line methods. Leasehold improvements are amortized over the shorter of the life of the improvement or the lease term, using the straight-line method. Intangible assets other than patent costs are amortized on the straight-line method over their expected useful lives. Patent costs are capitalized until patents are awarded. Upon award, such costs are amortized over their respective lives. If a patent is denied, all costs are charged to operations in that year. Deferred financing fees related to the issuance of long-term obligations are capitalized and amortized to interest expense over the lives of the related debt using the effective interest rate method.

The estimated useful lives used to compute depreciation and amortization for financial reporting purposes are as follows:

Equipment and leasehold improvements
Equipment	3-5 years
Furniture and fixtures	3-5 years
Software	3 years
Leasehold improvements	life or lease term

Intangible assets
Patents	life

The estimated aggregate amortization expense of intangible assets for the five years following December 31, 2009 is approximately as follows:

Year ending December 31,	($)
2010	12,000
2011	12,000
2012	12,000
2013	12,000
2014	12,000

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

8.Impairment or Disposal of Long Lived Assets, including Intangible Assets

We review our long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. In assessing recoverability, we must make assumptions regarding estimated future cash flows and discount factors. If these estimates or related assumptions change in the future, we may be required to record impairment charges. Intangible assets with determinable lives are amortized over their estimated useful lives, based upon the pattern in which the expected benefits will be realized, or on a straight-line basis, whichever is greater. We did not record any impairment charges in any of the years presented.

9. Advertising Expense

The Company expenses the costs of advertising as incurred. Advertising expenses for the years ended December 31, 2009 and 2008, were approximately $72,000 and $55,000, respectively.

10. Deferred Revenue

Deferred revenue includes customer advances and amounts that have been billed per the contractual terms but have not been recognized as revenue. The majority of these amounts are related to maintenance contracts for which the revenue is recognized ratably over the applicable term, which generally is 12 months from the date the customer accepts the products.

11. Research and Development Expenditures

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

12. Earnings Per Share of Common Stock

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

13. Accounting for Stock-Based Compensation

The Company accounts for share based compensation in accordance with the provisions of ASC 718-10, “Compensation — Stock Compensation,” which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The majority of our share-based compensation arrangements vest over either a three or four year vesting schedule. The Company expenses its share-based compensation under the ratable method, which treats each vesting tranche as if it were an individual grant. The fair value of stock options is determined using the Black-Scholes valuation model, and requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected option term”), the estimated volatility of our common stock price over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized as an expense in the consolidated statements of operations. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the service period, net of estimated forfeitures (the number of individuals that will ultimately not complete their vesting requirements). The estimation of stock awards that will ultimately vest requires significant judgment. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

The compensation expense recognized under ASC 718 increased the Company’s loss from continuing operations by $222,097 and $296,379 with no effect per share (basic and diluted), for the years ended December 31, 2009 and 2008 respectively.

The following table presents share-based compensation expenses for continuing operations included in the Company’s consolidated statements of operations:

	Year ended December 31,
	2009	2008

Cost of services	$—	$11,275
Selling, general and administrative	198,201	270,073
Research, development and engineering	23,896	15,031
	$222,097	$296,379

Valuation Assumptions for Stock Options

For the years ended December 31, 2009 and 2008, 3,019,258 and 759,272 stock options were granted, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2009	2008
Risk free interest rate	0.61-3.00%	2.95-3.72%
Expected life of options (in years)	1.42-6.34	4.5
Expected dividends	0%	0%
Volatility of stock price	87-123%	87-88%

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

14. Income Taxes

The provision for, or benefit from, income taxes includes deferred taxes resulting from the temporary differences in income for financial and tax purposes using the liability method. Such temporary differences result primarily from the differences in the carrying value of assets and liabilities. Future realization of deferred income tax assets requires sufficient taxable income within the carryback, carryforward period available under tax law. The Company evaluates, on a quarterly basis whether, based on all available evidence, if it is probable that the deferred income tax assets are realizable. Valuation allowances are established when it is more likely than not that the tax benefit of the deferred tax asset will not be realized. The evaluation, as prescribed by ASC 740-10, “Income Taxes,” includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. Because of the Companies historical performance and estimated future taxable income a full valuation allowance has been established.

The Company accounts for uncertain tax positions in accordance with ASC 740-10. During the year ended December 31, 2009, the Company released approximately $100,000 in its gross allowance for uncertain tax positions due to decreased accumulated tax losses resulting from the Company earning taxable income in 2008.

15. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

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

16. Comprehensive Income/(Loss)

Comprehensive income (loss) consists of net loss and other gains and losses affecting shareholders’ equity (deficit) that, under generally accepted accounting principles, are excluded from net income (loss) in accordance with ASC 220. The Company, however, does not have any components of other comprehensive income (loss) as defined by ASC 220 and therefore, for the years ended December 31, 2009 and 2008, comprehensive income (loss) is equivalent to the Company’s reported net income (loss). Accordingly, a separate statement of comprehensive income (loss) is not presented.

17. Recent Accounting Pronouncements

In September 2009, the FASB issued ASU 2009-13, Multiple Element Arrangements. ASU 2009-13 addresses the determination of when the individual deliverables included in a multiple arrangement may be treated as separate units of accounting. ASU 2009-13 also modifies the manner in which the transaction consideration is allocated across separately identified deliverables and establishes definitions for determining fair value of elements in an arrangement. This standard must be adopted by the Company no later than January 1, 2011 with earlier adoption permitted. The Company is currently evaluating the impact, if any, that this standard update will have on its consolidated financial statements.

In June 2009, the FASB issued ASC 105-10, Generally Accepted Accounting Principles (the “Codification”). The Codification will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All existing accounting standards are superseded as described in ASC 105-10. All other accounting literature not included in the Codification is non-authoritative. ASC 105-10 is effective for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10 did not have a material impact on the Company’s financial condition or results of operations.

In May 2009, the FASB issued ASC 855-10, Subsequent Events. ASC 855-10 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855-10 will be effective for interim or annual period ending after June 15, 2009 and will be applied prospectively. The adoption of ASC 855-10 had no impact on the Company’s financial condition or results of operations.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which is now part of ASC 825. This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures were required beginning with the quarter ended June 30, 2009. The adoption had no impact on the Company’s financial condition or results of operations.

In February 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R)-a, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (SFAS No. 141(R)-a), now part of ASC 805, which simplifies how entities will be required to account for contingencies arising in business combinations under SFAS 141(R) “Accounting for Business Combinations”. FASB decided to amend the guidance SFAS 141(R) to require assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if fair value can be reasonably estimated.  If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would be accounted for in accordance with FASB Statement No. 5 “Accounting for Contingencies” (SFAS 5). The provisions of SFAS No. 141(R)-a are applicable to business combinations consummated after January 1, 2009 for calendar year entities. The adoption of SFAS 141(R)-a) will have an impact on the Company’s accounting for business combinations in connection with any future acquisitions.

NOTE B—DISCONTINUED OPERATIONS

Law Enforcement Division

On December 8, 2009, BIO-key International, Inc. (the “Company”) consummated the sale (the “Asset Sale”) of its Law Enforcement division (the “Business”) to InterAct911 Mobile Systems, Inc. (“Buyer”), a wholly-owned subsidiary of InterAct911 Corporation (the “Parent”), pursuant to the Asset Purchase Agreement dated as of August 13, 2009 by and between the Company and Buyer (the “Purchase Agreement”).

Pursuant to the Purchase Agreement, Buyer acquired substantially all of the assets relating to the Business, including the Company’s customer contracts, intellectual property, accounts receivable, equipment, inventories, software, technologies, communication systems and goodwill relating to the Business.  Buyer also assumed certain specified liabilities as set forth in the Purchase Agreement.  The Company and InterAct Public Safety Systems, an affiliate of Buyer, have collaborated on many projects in the past, including partnership arrangements in which products used in the Business (including elements of the MobileCop®, PocketCop®, MobileRescue™, MobileOffice™, and InfoServer™ product lines) have been integrated with those of InterAct Public Safety Systems and sold to law enforcement agencies and other emergency response customers.  Outside of those commercial dealings, there are no material relationships among the Company and Buyer or any of their respective affiliates other than in respect of the Purchase Agreement and the related ancillary agreements.

As consideration for the Asset Sale, Buyer paid the Company an aggregate purchase price of approximately $11.3 million. Of that amount, approximately $7.0 million was paid in cash at the closing of the Asset Sale, and approximately $300,000 was paid pursuant to the Working Capital Adjustment Schedule in the Purchase Agreement.  In addition, Buyer issued a promissory note (the “Note”) in the original principal amount of $4 million in favor of the Company.  The Note is to be paid in three equal annual installments beginning on the first anniversary of the closing and will bear interest, payable on a quarterly basis, at a rate per annum equal to six percent (6%) compounded annually on the principal sum from time to time outstanding.  The Note is guaranteed by the Buyer’s Parent and its owner, SilkRoad Equity, LLC (“SilkRoad”), a private investment firm, and is secured by all of the intellectual property assets of the Business being transferred to Buyer as part of the Asset Sale.  In addition, at the closing of the Asset Sale, the Company issued to SilkRoad a warrant to purchase up to 8 million shares of the Company’s common stock at a cash purchase price of $0.30 per share.  This warrant will expire if not exercised prior to the fifth anniversary of the closing.

Prior to the sale, the Business had been reported as a separate segment. The Business has been reported as a discontinued operation and all periods presented have been recast accordingly to reflect these operations as discontinued.

Revenues and net income for the Law Enforcement division Segment for the years ended December 31, 2009 and 2008 were as follows:

	Year Ended December 31,
	2009	2008

Revenues	$8,561,979	$9,496,505
Net income (loss)	2,872,535	1,660,364

The carrying amounts of the major classes of assets and liabilities aggregated in discontinued operations in the consolidated balance sheet as of December 31, 2008 were as follows:

December 31,
2008

ASSETS
Accounts receivable, net of allowance for doubtful accounts of $76,553	$624,891
Costs in Excess of Billing	144,551
Prepaid expenses	41,266
Total current assets	810,708
Equipment and leasehold improvements, net	66,561
Intangible assets—less accumulated amortization	330,889
Goodwill	7,836,986
Non-current assets	8,234,436
TOTAL ASSETS	$9,045,144

LIABILITIES
Accounts payable	$28,781
Accrued liabilities	638,322
Note payable	1,516,651
Deferred rent	6,541
Deferred revenue	3,006,510
Total current liabilities	5,196,805
Deferred rent	11,510
Deferred revenue	8,382
Total non-current liabilities	19,892
TOTAL LIABILITIES	$5,216,697

Fire Division

On May 22, 2007, the Company and ZOLL Data Systems, Inc. (“ZOLL”), a subsidiary of ZOLL Medical Corporation, entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which ZOLL acquired substantially all of the assets related to the Company’s Fire/EMS Services division (the “Fire Segment” or “Fire”).

At the closing of the sale, the Company received approximately $1.8 million in cash, which represented the purchase price of $7 million, less closing adjustments of approximately $4.3 million, which was paid to the Senior Noteholder, approximately $450,000, which was paid to the leaseholder of the Company’s premises, $400,000, which was placed in escrow pursuant to the Purchase Agreement, and approximately $40,000 credited to ZOLL on the assumption of certain liabilities.

During the period ended December 31, 2007, $250,000 of the escrow balance was released to ZOLL. The remaining escrow balance was remitted to the Company on May 6, 2008.  From the remaining balance, $50,000 was paid as a settlement of a customer claim associated with the discontinued Fire business, and $15,354 was paid as related professional fees to settle the claim, resulting in a loss on disposal of the Fire Segment of $65,354 during 2008.

Prior to the sale, Fire had been reported as a separate segment. The Fire Segment has been reported as a discontinued operation and all periods presented have been recast accordingly to reflect these operations as discontinued.

Revenues and net income (loss) for the Fire Segment for the years ended December 31, 2009 and 2008 were as follows:

	Year Ended December 31,
	2009	2008

Revenues	$—	$—
Net loss	—	(65,354)

NOTE C—ACQUISITIONS

Acquisition of Mobile Government

On September 30, 2004, we acquired certain assets and assumed certain liabilities of the Mobile Government division of Aether Systems, Inc (Aether). The aggregate purchase price of the acquisition was $12,198,171.

In conjunction with the acquisition of the Mobile Government division, the Company was required to place funds into escrow, which were made fully available for use by the company on termination of the lease in August 2008.

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

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, as follows:

	Years Ended December 31,
	2009	2008

Customer A	—	56%
Customer B	28%	*
Customer D	24%	*

*                 Less than 10% of total revenue

The Company had concentrations of customers in certain industry groups which represented 10% or more of the Company’s total revenue, as follows:

	Years Ended December 31,
	2009	2008

Government	0%	0%
Commercial	100%	100%

The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

	As of December 31,
	2009	2008

Customer B	59%	*
Customer C	16%	—
Customer D	*	21%
Customer E	—	51%

*                 Less than 10% of total accounts receivable

NOTE E—NOTE RECEIVABLE

Note Receivable consisted of the following as of December 31:

	2009	2008

Note Receivable — Current	$1,334,000	$—
Note Receivable — Non-Current	2,666,000	—

Total	$4,000,000	$—

As consideration for the Asset Sale (see “Note B — Discontinued Operations”), InterAct911 paid the Company an aggregate purchase price of approximately $11.3 million. Of that amount, approximately $7.0 million was paid in cash at the closing of the Asset Sale, and approximately $300,000 was paid pursuant to the Working Capital Adjustment Schedule in the Purchase Agreement. In addition, Buyer issued a promissory note (the “Note”) in the original principal amount of $4 million in favor of the Company.  The Note is to be paid in three equal annual installments beginning on the first anniversary of the closing and will bear interest, payable on a quarterly basis, at a rate per annum equal to six percent (6%) compounded annually on the principal sum from time to time outstanding.  The Note is guaranteed by the Parent and its owner, SilkRoad Equity, LLC (“SilkRoad”), a private investment firm, and is secured by all of the intellectual property assets of the Law Enforcement division being transferred to InterAct911 as part of the Asset Sale.

NOTE F—PREPAID EXPENSES AND OTHER

Prepaid expenses consisted of the following as of December 31:

	2009	2008

Insurance and software licenses	$62,330	$53,643
Other	61,581	1,200

Total	$123,911	$54,843

NOTE G—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following as of December 31:

	2009	2008

Equipment	$235,948	$352,740
Furniture and fixtures	99,199	87,972
Software	28,624	72,575
Leasehold improvements	39,975	24,382
	403,746	537,669

Less accumulated depreciation and amortization	(364,503)	(511,992)

Total	$39,243	$25,677

NOTE H—OTHER ASSETS

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008, were as follows:

	Law Segment	Total

Balance as of January 1, 2008	$7,836,986	$7,836,986
Additions/subtractions	—	—

Balance as of December 31, 2008	$7,836,986	$7,836,986
Goodwill included in gain on disposal of reporting unit	(7,836,986)	(7,836,986)

Balance as of December 31, 2009	$—	$—

Intangible Assets

Intangible assets consisted of the following as of December 31:

	2009			2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents and patents pending	$287,248	$(56,989)	$230,259	$297,101	$(45,289)	$251,812

Total	$287,248	$(56,989)	$230,259	$297,101	$(45,289)	$251,812

Aggregate amortization expense for the year ended December 31, 2009 and 2008, was $11,876 and $12,123, respectively.

Deposits

Deposits consisted of the following as of December 31:

	2009	2008

Property and security deposits	$8,712	$7,812

Total	$8,712	$7,812

Lease and property deposits are held over the Company’s premises as security for contractual performance under certain operating leases. At the conclusion of these lease arrangements, which is expected to occur over a number of dates through August 2014, the lease and property deposits shall be returned to the Company.

Restricted cash

In 2008 the Company extended its property lease at its Marlborough, MA location. Pursuant to the agreement BIO-key was to maintain a security deposit in the form of an irrevocable letter of credit in the amount of $40,500. However, BIO-key and the landlord for the property subsequently agreed to have BIO-key place the funds in a third  party escrow account, to be returned at the conclusion of the lease term, in August 2011. Pursuant to the sale of the Company’s Law Enforcement to InterAct911 in December 2009 (see “Note B — Discontinued Operations”), the Company is no longer situated at this location, and expects to fully assign the obligations of the Marlborough premises in early 2010. Accordingly, the balance is recorded as the current asset, “Restricted cash” as at December 31, 2009.

NOTE I—ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31:

	2009	2008

Contract costs not yet invoiced by vendors	$—	$105,788
Compensation	92,860	48,030
Compensated absences	143,387	130,433
Royalties	—	33,402
Interest	—	176,083
Dividends payable	128,644	3,435
Tax payable	188,000	—
Other	155,874	166,396

Total	$708,765	$663,567

NOTE J—RELATED PARTY

Consulting Arrangement with Thomas J. Colatosti

In connection with his appointment to the Board of Directors in September 2002, and as acting Chief Financial Officer from November 2008 to December 2009, the Company has entered into a number of consulting arrangements with Thomas Colatosti. Under the most recent arrangement, which was entered into on January 12, 2010, Mr. Colatosti is to provide services to the Company and its subsidiaries and affiliates for a two year term ending December 31, 2011 at a rate of $5,000 per month.

Mr. Colatosti has substantial experience in the biometric industry and in addition to his role as the Chairman of the Board of Directors of the Company, provides extensive service to the Company in the areas of strategic planning and corporate finance. During the year ended December 31, 2009, the Company paid Mr. Colatosti approximately $150,000.

On December 28, 2009 the Company issued Thomas Colatosti 7% convertible promissory notes with a principal balance of $64,878 (see “Note L - Notes Payable, Convertible Debt Financing / Warrants”).

NOTE K—DEFERRED REVENUE

The components of Deferred Revenue are as follows as of December 31:

	2009	2008

Current Portion
Maintenance contracts	$177,880	$501,353
Fully deferred systems, installation and acceptance revenue	23,116	176,613
	200,996	677,966
Long-Term Portion
Maintenance contracts	9,391	—

Total	$210,387	$677,966

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

NOTE L—NOTES PAYABLE, CONVERTIBLE DEBT FINANCING / WARRANTS

Notes Payable

Effective as of July 2, 2009, the Company entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Longview Special Finance, Inc. and Longview Fund, L.P. (collectively, the “Longview Entities”) in order to resolve all matters relating to the litigation initiated by the Longview Entities earlier this year, in which they  were seeking $2,886,563 in damages and an unspecified amount of interest and attorney’s fees from the Company as a result of the Company’s alleged improper failure to redeem their outstanding shares of the Company’s Convertible Preferred Stock (collectively, the “Shares”) in accordance with the terms and conditions of such preferred stock.  Pursuant to the Settlement Agreement, without admission of any liability or fault, the parties agreed to a payment schedule under which the Company was required to pay a total cash settlement amount of $2,164,922, fifty percent (50%) of which was paid on July 7, 2009.  The remaining portion of the settlement amount accrued interest at seventeen percent (17%) per annum and was required to be paid in full on or before October 30, 2009.  In return, the Longview Entities agreed to a full and complete release of the Company from all claims that were or could have been alleged in the lawsuit and agreed to relinquish all of the Shares upon receiving final payment of the settlement amount. From October 30, 2009 until November 12, 2009, interest on the remaining portion of the settlement amount accrued at twenty percent (20%) per annum.  On November 12, 2009, the Company paid in full the entire outstanding portion of the settlement amount, together with all accrued and unpaid interest, and satisfied all of its obligations to the Longview Entities under the Settlement Agreement.

On July 7, 2009, the Company issued an unsecured promissory note (the “Note”) in the aggregate principal amount of $1,000,000 to the Shaar Fund, Ltd (“Shaar”).  The Note accrued interest at eight percent (8%) per annum and was originally due and payable on November 4, 2009. Pursuant to a Note Amendment and Extension Agreement dated as of November 3, 2009 between the Company and Shaar, Shaar extended the due date of the Note to the earlier to occur of (i) the fifth business day after the closing of the Asset Sale (see “Note B — Discountinued Operations”), and (ii) January 31, 2010. On November 12, 2009, the Company issued a an unsecured bridge note (the “Bridge Note”) in the aggregate principal amount of $750,000 to Shaar.  The Bridge Note accrued interest at six percent (6%) per annum and was due and payable on December 15, 2009. Both the Note and the Bridge Note were paid in full in accordance with their terms.

Convertible Debt Financing/Warrants

Convertible debt financing and warrants consisted of the following as of December 31:

	2009	2008

Current Portion
2005
FMV of warrants	$47,773	$—
2009
Convertible promissory notes	737,957	—
Discount	(659,138)	—
FMV of embedded derivatives	344,891	—
Total	$471,483	$—

Long-Term Portion
2004
FMV of warrants	$—	$291
2005
FMV of warrants	—	6,666
2006
FMV of warrants	63,901	5,360
Total	$63,901	$12,317

Convertible Promissory Notes

On November 12, 2009, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”), pursuant to which the Company and the holders of the outstanding shares of the Company’s Series A Convertible Preferred Stock, agreed to exchange (a) their shares of Series A Convertible Preferred Stock for an equal number of shares of the Company’s Series D Convertible Preferred Stock, and Warrants to purchase up to an aggregate of 5,000,000 shares of the Company’s Common Stock, at an exercise price of $0.30 per share, and (b) all dividends accrued and unpaid, totaling $737,957, on their shares of Series A Convertible Preferred Stock for Seven Percent (7%) Convertible Promissory Notes (the “Convertible Notes”).

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

The Convertible Notes contain features that are considered embedded derivative financial instruments: Principal’s and Accrued Interest conversion option: All or a portion of the principal and all or a portion of the accrued interest of the Convertible Notes may be converted into common stock at the Holder’s option at any time at lower of i) the average 10 days trading price prior to conversion, or ii) $0.30 per share. These features have been bifurcated and recorded on the Company’s balance sheet at their fair value.

The accounting treatment of the warrants and derivatives requires that the Company record the warrants and derivatives at their relative fair value and fair value, respectively as of the inception date of the agreement. As the warrants were classified as equity instruments, no further accounting adjustment is required. With respect to the derivatives, which were classified as liabilities, in subsequent periods the derivatives are “marked-to-market” at fair value. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

As of December 31, 2009, the derivatives were valued at $344,891. Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 148%; and risk free annual interest rate of 0.47% as well as probability analysis related to trading volume restrictions.

The initial fair values of the warrants and derivatives were recorded as discounts to the Convertible Notes and are being amortized to interest expense over the expected term of the debt, using the effective interest method. At December 31, 2009, the unamortized discount on the Convertible Notes was $659,138.

2004, 2005 and 2006 Warrants

The remaining account balance shown represents the fair market value of warrants issued in conjunction with debt offerings undertaken from the 2004 to 2006 fiscal years. The Warrants are classified as liabilities and were valued as of December 31, 2009 and 2008, using the Black Scholes Option Pricing model with the following assumptions:

	Year ended December 31,
	2009	2008
Dividend Yield	0%	0%
Annual volatility	107-156%	112-121%
Risk-free interest rate	0.20-0.47%	0.32-0.78%

NOTE M—SEGMENT INFORMATION

The Company has determined that its continuing operations are one discrete segment consisting of Biometric products.

Prior to the sale of the Law Enforcement division in December 2009, Law had been reported as a separate segment.

Geographically, North American sales accounted for approximately 96% and 91% of the Company’s total sales for fiscal years 2009 and 2008, respectively.

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

Future minimum rental commitments of non-cancelable operating leases are approximately as follows:

Year s ending December 31,
2010	$137,831
2011	135,226
2012	136,280
2013	137,370
2014	92,097
More than 5 years	—

$638,804

The minimum rental commitments shown in the table above do not include amounts owing under the Marlborough, MA lease, which is expected to be assigned to InterAct911 as part of the settlement of obligations under the sale of the Law Enforcement division (see “Note B — Discontinued Operations”). Monthly lease obligations currently paid by BIO-key to the landlord are reimbursed by InterAct911.

Rental expense was approximately $138,000 and $144,000 during 2009 and 2008, respectively.

Employment Agreements

The Company has three employment agreements. These agreements allow the continuation of the employee’s salary in the event of termination without cause. The agreements also acknowledge the employee’s eligibility to participate in the Company’s bonus and option plans, the terms of which have not yet been established. As of December 31, 2009, the aggregate commitment under these agreements was approximately $190,000.

Legal Proceedings

In the normal course of business, the Company periodically becomes involved in litigation. As of December 31, 2009, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Effective as of July 2, 2009, the Company entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Longview Special Finance, Inc. and Longview Fund, L.P. (collectively, the “Longview Entities”) in order to resolve all matters relating to the litigation initiated by the Longview Entities earlier this year, in which they  were seeking $2,886,563 in damages and an unspecified amount of interest and attorney’s fees from the Company as a result of the Company’s alleged improper failure to redeem their outstanding shares of the Company’s Convertible Preferred Stock (collectively, the “Shares”) in accordance with the terms and conditions of such preferred stock.  Pursuant to the Settlement Agreement, without admission of any liability or fault, the parties agreed to a payment schedule under which the Company was required to pay a total cash settlement amount of $2,164,922, fifty percent (50%) of which was paid on July 7, 2009.  The remaining portion of the settlement amount accrued interest at seventeen percent (17%) per annum and was required to be paid in full on or before October 30, 2009.  In return, the Longview Entities agreed to a full and complete release of the Company from all claims that were or could have been alleged in the lawsuit and agreed to relinquish all of the Shares upon receiving final payment of the settlement amount. From October 30, 2009 until November 12, 2009, interest on the remaining portion of the settlement amount accrued at twenty percent (20%) per annum.  On November 12, 2009, the Company paid in full the entire outstanding portion of the settlement amount, together with all accrued and unpaid interest, and satisfied all of its obligations to the Longview Entities under the Settlement Agreement.

Accrued Royalties

From time to time, the Company licenses or sells products which may include technology obtained from third parties under a royalty agreement. These agreements obligate the company to pay the third party a fixed fee, or in some instances, a percentage of the associated revenue. The fees are generally due and payable only when software has been installed and accepted by the customer. For the years ended December 31, 2009 and 2008, royalty expense was approximately $82,770 and $53,483, respectively.

Warranty Reserve

In some instances the Company may make commitments to provide additional products or services to customers beyond those obligations specified in the contract or those provided in standard maintenance agreements or ordinary upgrades. These commitments usually arise in complex customer installations and are granted to help ensure customer satisfaction. As of December 31, 2009, there was no material requirement for an accrued warranty liability reserve.

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

Series B Convertible Preferred Stock

The Company issued 1,000,000 shares of redeemable Series B Convertible Preferred Stock on February 23, 2006, upon the conversion of the 2006 Convertible Notes. Each share of Series B Preferred Stock had an Original Issue Price of $1.00 per share. The holder had the option to redeem the shares of Series B Preferred Stock at any time for a number of shares of the Company’s common stock equal to the Original Issue Price plus accumulated and unpaid dividends divided by the fixed conversion price of $0.30 per share of Common Stock. The conversion price was subject to adjustment if common stock was issued by the Company subsequent to the original issue date of the Series B Preferred Stock, except for other conversions, options, warrants, dividends paid in stock or pursuant to an acquisition by the Company, at a price less than the conversion price.

The mandatory redemption features of the Series B Convertible Preferred Stock were triggered in January 2009 due to the passing of the applicable mandatory redemption dates and the price of the Company’s common stock, as reported by the OTC Bulletin Board, trading below the applicable thresholds contained in the terms of the Preferred Stock. Absent a waiver from the holders of the Preferred Stock, the Company was therefore required to redeem its outstanding shares of Preferred Stock, to the extent that the Company was legally permitted to do so, by paying cash to the holders of such shares in accordance with the terms of such Preferred Stock. From January 2009, the Company accrued dividends at the default rate of 17%.

Effective as of July 2, 2009, the Company entered into an Agreement and redeemed 520,612 shares of Series B Preferred Stock for a total cash settlement amount of $390,459, fifty percent (50%) of which was paid on July 7, 2009.  The remaining portion of the settlement amount accrued interest at seventeen percent (17%) per annum until October 30, 2009, and twenty percent (20%) per annum from October 30, 2009 until November 12, 2009, when the Company paid in full the entire outstanding portion of the settlement amount, together with all accrued and unpaid interest, and satisfied all of its obligations to the Longview Entities under the Settlement Agreement.

Following the consummation of the sale of the Company’s Law Enforcement division to InterAct on December 8, 2009, the Company redeemed all of the remaining Series B Preferred Stock for a total cash settlement amount of $450,000. Also, in conjunction with the redemption of the Series B Preferred Stock, all accumulated and unpaid dividends on the Series B Preferred Stock were converted into common shares, except for $14,450, which has been recognized as dividends payable as at December 31, 2009.

As of December 31, 2009 and 2008, 1,000,000 Series B Preferred Stock shares were authorized, 0 and 970,612 of which were issued and outstanding, respectively, at a par value of $0.0001.

Series C Convertible Preferred Stock

The Company issued 592,032 shares of redeemable Series C Convertible Preferred Stock on August 10, 2006, upon the exchange of certain 2004 and 2005 Subordinated Notes. Each share of Series C Preferred Stock had an Original Issue Price of $10.00 per share. The holder had the option to redeem the shares of Series C Preferred Stock at any time for a number of shares of the Company’s common stock equal to the Original Issue Price plus accumulated and unpaid dividends divided by the fixed conversion price of $0.30 per share of Common Stock. The conversion price was subject to adjustment if common stock was issued by the Company subsequent to the original issue date of the Series C Preferred Stock, except for other conversions, options, warrants, dividends paid in stock or pursuant to an acquisition by the Company, at a price less than the conversion price.

The mandatory redemption features of the Series C Convertible Preferred Stock were triggered in January 2009 due to the passing of the applicable mandatory redemption dates and the price of the Company’s common stock, as reported by the OTC Bulletin Board, trading below the applicable thresholds contained in the terms of the Preferred Stock. Absent a waiver from the holders of the Preferred Stock, the Company was therefore required to redeem its outstanding shares of Preferred Stock, to the extent that the Company was legally permitted to do so, by paying cash to the holders of such shares in accordance with the terms of such Preferred Stock. From January 2009, the Company accrued dividends at the default rate of 17%.

Effective as of July 2, 2009, the Company entered into an Agreement and redeemed 236,595 shares of Series C Preferred Stock for a total cash settlement amount of $1,774,463, fifty percent (50%) of which was paid on July 7, 2009.  The remaining portion of the settlement amount accrued interest at seventeen percent (17%) per annum until October 30, 2009, and twenty percent (20%) per annum from October 30, 2009 until November 12, 2009, when the Company paid in full the entire outstanding portion of the settlement amount, together with all accrued and unpaid interest, and satisfied all of its obligations to the Longview Entities under the Settlement Agreement.

Following the consummation of the sale of the Company’s Law Enforcement division to InterAct on December 8, 2009, the Company redeemed all of the remaining Series C Preferred Stock for a total cash settlement amount of $3,554,370. Also, in conjunction with the redemption of the Series C Preferred Stock, all accumulated and unpaid dividends on the Series C Preferred Stock were converted into common shares, except for $110,759, which has been recognized as dividends payable as at December 31, 2009.

As of December 31, 2009 and 2008, 600,000 Series C Preferred Stock shares were authorized, 0 and 592,032 of which were issued and outstanding, respectively, at a par value of $0.0001.

Series D Convertible Preferred Stock

The Company issued 30,557 shares of redeemable Series D Convertible Preferred Stock on December 28, 2009, in exchange for 30,557 shares of Series A Convertible Preferred Stock. Each share of Series D Preferred Stock has an Original Issue Price of $100.00 per share. The holder has the option to redeem the shares of Series D Preferred Stock at any time for a number of shares of the Company’s common stock equal to the Original Issue Price plus accumulated and unpaid dividends divided by the fixed conversion price of $0.30 per share of Common Stock. The conversion price is subject to adjustment if common stock is issued by the Company subsequent to the original issue date of the Series D preferred stock, except for other conversions, options, warrants, dividends paid in stock or pursuant to an acquisition by the Company, at a price less than the conversion price. Mandatory conversion of all Series D shares shall occur on December 31, 2010 by the Company paying cash equal to $100.00 per share with all accrued and unpaid dividends.  In any liquidation of the Company, each share of preferred stock is entitled to a liquidation preference before any distribution may be made on the Company’s common stock.

As of December 31, 2009, 100,000 Series D Preferred Stock shares were authorized, 30,557 of which were issued and outstanding, at a par value of $0.0001 and a liquidation preference of $100.00 with accumulated dividends in arrears of $1,782, which have been accreted to the principal balance of the Series D Preferred Stock.

The Series D Preferred Stock contains features that are considered embedded derivative financial instruments:  Preferred Stock’s conversion option:  The Preferred Stock is convertible at the Holder’s option at any time at the fixed conversion price of $0.30 per share; Semi Annual Dividends Conversion Option:  Holders have the option to convert the Stock’s semi-annual dividend payment at any time at the fixed conversion price of $0.30 per share.  These features have been bifurcated and recorded on the Company’s balance sheet as liabilities, at their fair value.

As of December 31, 2009, the derivatives were valued at $563,599.

An amount equal to the original value of the derivatives was recorded as a discount to the Series D Preferred Stock.  The discount is being accreted to the principal balance of the Preferred Stock, using the effective interest method, over the expected term of the term of the Preferred Stock.  At December 31, 2009, the unamortized discount on the Preferred Stock was $426,889.

2. Permanent Equity

Common Stock

The Company is authorized to issue 170,000,000 shares of common stock, $.0001 par value per share, of which 77,713,398 and 67,876,880 were outstanding as of December 31, 2009 and 2008, respectively.

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

During the year ended December 31, 2009, preferred stockholders converted accumulated dividends of $1,385,752 into 9,836,518 shares of the Company’s common stock. During the year ended December 31, 2008, preferred stockholders converted accumulated dividends of $826,739 into 6,723,678 shares of the Company’s common stock.

Series A Convertible Preferred Stock

In March 2004, we designated 100,000 shares of preferred stock as Series C Convertible Preferred Stock. In connection with the Company’s reincorporation in Delaware on January 1, 2005, each share of Series C Convertible Preferred Stock was automatically converted into one share of Series A Convertible Preferred Stock (the “Series A Shares”), of which 0 and 30,557 were issued and outstanding as at December 31, 2009 and 2008, respectively.

The mandatory redemption features of the Series A Convertible Preferred Stock were triggered in January 2009 due to the passing of the applicable mandatory redemption dates and the price of the Company’s common stock, as reported by the OTC Bulletin Board, trading below the applicable thresholds contained in the terms of the Preferred Stock. Absent a waiver from the holders of the Preferred Stock, the Company was therefore required to redeem its outstanding shares of Preferred Stock, to the extent that the Company was legally permitted to do so, by paying cash to the holders of such shares in accordance with the terms of such Preferred Stock. From January 2009, the Company accrued dividends at the default rate of 9%.

On November 12, 2009, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”), pursuant to which the Company and the holders of the outstanding shares of the Company’s Series A Convertible Preferred Stock, agreed to exchange (a) their shares of Series A Convertible Preferred Stock for an equal number of shares of the Company’s Series D Convertible Preferred Stock, and Warrants to purchase up to an aggregate of 5,000,000 shares of the Company’s Common Stock, at an exercise price of $0.30 per share, and (b) all dividends accrued and unpaid, totaling $737,957, on their shares of Series A Convertible Preferred Stock for Seven Percent (7%) Convertible Promissory Notes (the “Convertible Notes”).

3. Warrants

The Company has issued warrants to certain creditors, investors, investment bankers and consultants. A summary of warrant activity is as follows:

	Total Warrants	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value

Outstanding, as of December 31, 2007	10,566,375	$0.95

Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding, as of December 31, 2008	10,566,375	$0.95

Granted	13,000,000	0.30
Exercised	—	—
Expired	(6,790,584)	1.23
Outstanding, as of December 31, 2009	16,775,791	$0.33	4.09	$—
Vested or expected to vest at December 31, 2009	16,775,791	$0.33	4.09	—
Exercisable at December 31, 2009	16,775,791	$0.33	4.09	—

The warrants outstanding and exercisable at December 31, 2009 were in the following exercise price ranges:

	Warrants outstanding and Exercisable
Range of exercise prices	Number of warrants	Weighted average remaining life (in years)

$0.30	15,798,014	4.28
0.75	533,333	1.61
1.00	444,444	0.44
	16,775,791

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

Stock Option Activity

Information summarizing option activity is as follows:

							Weighted
						Weighted	average
						average	remaining	Aggregate
	Number of Options					exercise	life	intrinsic
	1996 Plan	1999 Plan	2004 Plan	Non Plan	Total	price	(in years)	value
Outstanding, as of December 31, 2007	80,000	805,000	2,221,415	3,943,000	7,049,415	$0.85

Granted	—	—	759,272	—	759,272	0.13
Exercised	—	—	—	—	—	—
Forfeited	—	—	(27,336)	—	(27,336)	0.63
Expired	—	(470,000)	(115,410)	(188,000)	(773,410)	0.84
Outstanding, as of December 31, 2008	80,000	335,000	2,837,941	3,755,000	7,007,941	$0.78

Granted	—	500,000	1,189,417	1,329,841	3,019,258	0.24
Exercised	—	—	—	—	—	—
Forfeited	(35,000)	(135,000)	(1,510,677)	(3,455,000)	(5,135,677)	0.89
Expired	—	(200,000)	(443,492)	(300,000)	(943,492)	0.73
Outstanding, as of December 31, 2009	45,000	500,000	2,073,189	1,329,841	3,948,030	0.24	4.33	$234,532
Vested or expected to vest at December 31, 2009					3,856,790	0.24	4.30	$221,363
Exercisable at December 31, 2009					3,426,861	0.26	4.14	$160,190

The options outstanding and exercisable at December 31, 2009 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)	Number exercisable	Weighted average exercise price
$0.07-0.21	1,596,272	$0.11	5.63	1,075,103	$0.11
0.22-0.40	2,229,258	0.30	3.57	2,229,258	0.30
0.41-0.68	47,500	0.48	0.68	47,500	0.48
0.69-0.94	75,000	0.94	1.84	75,000	0.94
$0.07-0.94	3,948,030			3,426,861

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.24 as of December 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2009 was 1,075,103.

The weighted average fair value of options granted during the years ended December 31, 2009 and 2008 was approximately $0.10 per share. The total intrinsic value of options exercised during the years ended December 31, 2009 and 2008 was $0. The total fair value of shares vested during the years ended December 31, 2009 and 2008 was $327,382 and $521,831 respectively.

As of December 31, 2009 future compensation cost related to nonvested stock options is approximately $24,730 and will be recognized over an estimated weighted average period of approximately 0.9 years.

On November 2, 2009, in preparation for the sale of the Law Enforcement Division, the Company:

(i)               cancelled all outstanding options to acquire shares of the Company’s common stock, $0.0001 par value per share (“Common Stock”), held by officers, directors and employees of the Company and having an exercise price greater than $0.30 per share granted under the Company’s 2004 Stock Incentive Plan and granted the holders of such options new options to acquire shares of Common Stock with an exercise price equal to $0.30 per share and covering a proportionately reduced number of shares of Common Stock relative to the existing exercise price, and

(ii)            offerred to the holders of all outstanding options to acquire shares of Common Stock having an exercise price greater than $0.30 granted under the Company’s 1999 Stock Option Plan, the Company’s 1996 Stock Option Plan, or under stock option agreements not subject to any of the Company’s equity incentive plans, the opportunity to cancel such options and receive in exchange therefor new options to acquire shares of Common Stock under the respective plan or under stock option agreements not subject to any of the Company’s equity incentive plans, in each case with an exercise price equal to $0.30 per share and covering a proportionately reduced number of shares of Common Stock relative to the existing exercise price.

All of the outstanding options to acquire shares of Common Stock having an exercise price greater than $0.30 per share were fully vested as of November 2, 2009 and all new options granted to the holders of those options were fully vested as of the date of grant.  The options granted to any employee of the Company whose employment with the Company terminated in connection with the sale of the Company’s Law Enforcement Division and who became an employee of the buyer upon such closing shall be exercisable for up to eighteen (18) months from and after the date of grant.  The remaining options shall be exercisable for up to three (3) years from and after the date of grant.

The Company recorded compensation expense during the 2009 period of approximately $138,000 for the modification of the above awards, of which approximately $84,000 related to the Company’s continuing operations, and approximately $54,000 related to the Company’s discontinued Law Enforcement division.

NOTE Q— GAIN ON REDEMPTION OF REDEEMABLE PREFERRED STOCK

Pursuant to the Settlement Agreement entered into between the Company and the Longview Entities in July 2009, the Company paid a total cash settlement amount of $2,164,922 to the Longview Entities for the redemption of the outstanding shares of the Company’s Convertible Preferred Stock held by the Longview Entities, and accumulated and unpaid dividends therein. The settlement amount represented a discount to the value of the Shares and accumulated and unpaid dividends, resulting in a gain to the Company of $721,640.  The Company increased Additional Paid in Capital by the amount of this gain.

NOTE R—INCOME TAXES

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

The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The periods from 2006-2009 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax risk beyond the preceding discussion. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any significant interest expense recognized during the years ended December 31, 2009 and 2008.

The Company has deferred taxes due to income tax credits, net operating loss carryforwards, and the effect of temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of deferred taxes are as follows at December 31:

	2009	2008

Current asset:
Accrued compensation	$79,000	$172,000
Accounts receivable allowance	5,000	32,000
Non-current asset:
Basis differences in fixed assets	29,000	68,000
Basis differences in intangible assets	22,000	573,000
Accrued interest and other	—	79,000
Income tax credits	1,939,000	1,680,000
Net operating loss carryforwards	12,643,000	15,350,000
Valuation allowances	(14,717,000)	(17,954,000)

	$—	$—

For year ended December 31, 2009, $188,000 has been accrued for state and federal tax liabilities for the AMT tax calculated and netted against the gain on the Law Enforcement Division sale.

As of December 31, 2009 the Company has federal and state net operating loss carryforwards of approximately $35,476,000 and $12,020,000, respectively, subject to expiration between 2010 and 2028.

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

	2009	2008

US Federal statutory income tax rate	34%	34%
State taxes, net	0	0
Permanent differences	24	229
Temporary differences	(4)	(46)
Change in valuation allowance	(54)	(217)

Effective tax rate	0%	0%

NOTE S—FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company’s derivative financial instruments as at December 31, 2009 and 2008 consisted of embedded derivatives related to the Convertible Notes Payable as well as the Series B, Series C and Series D Convertible Preferred Stock. These embedded derivatives include certain conversion features on debt principal and accrued interest therein, and also preferred principal and accumulated and unpaid dividends therein. The Company also issued warrants to purchase shares of the Company’s Common stock as part of various debt and preferred equity financings.

The accounting treatment of the warrants and derivatives requires that the Company record the warrants and derivatives at their relative fair value or fair value, depending on whether the instrument is initially classified as a liability or equity. As the warrants issued during 2009 were classified as equity instruments, no further accounting adjustment is required. With respect to the derivatives, and warrants issued prior to the 2009, which were classified as liabilities, in subsequent periods the derivatives are “marked-to-market” at fair value. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

Derivatives and warrants classified as liabilities consisted of the following as of December 31:

	2009	2008

Warrants	$111,674	$12,317
Convertible note derivatives	$344,891	$—
Redeemable preferred stock derivatives	$563,599	$439

The derivatives were valued as of December 31, 2009 and 2008, using the Binomial Option Pricing Model with the following assumptions:

	Year ended December 31,
	2009	2008
Interest or Dividend Yield	7%	15%
Annual volatility	74%	42%
Risk-free interest rate	0.47%	0.92%

The assumptions relating to the valuation of the warrants are listed in Note L.

NOTE T—SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Years ended December 31,
	2009	2008

Cash paid for:
Interest	$78,681	$66,626
Noncash Financing Activities:
Issuance of debt in exchange of discounted Series B redeemable preferred stock	390,459	—
Gain on redemption of Series B redeemable preferred stock	130,153	—
Issuance of debt in exchange of discounted Series C redeemable preferred stock	1,774,463	—
Gain on redemption of Series C redeemable preferred stock	591,487	—
Issuance of Series D redeemable preferred stock in exchange for Series A preferred stock	3,055,700	—
Issuance of debt in exchange for cumulative dividends on Series A preferred Stock	737,957	—
Issuance of common stock in exchange for Series A, Series B, and Series C preferred stock and cumulative dividends in arrears, thereon	1,385,752	826,739
Origination of warrants in conjunction with convertible note financing	373,956	—
Origination of warrants in conjunction with sale of law enforcement division	1,461,044	—
Origination of embedded derivatives with preferred stock	430,398	—
Origination of note receivable in exchange for proceeds on the sale of the law enforcement division	4,000,000	—

NOTE U—PROFIT SHARING PLAN

The Company has established a savings plan under section 401(k) of the Internal Revenue Code. All employees of the Company, after completing one day of service are eligible to enroll in the 401(k) plan. Participating employees may elect to defer a portion of their salary on a pre-tax basis up to the limits as provided by the IRS Code. The Company is not required to match employee contributions but may do so at its discretion. The Company made no contributions during the two years ended December 31, 2009.

NOTE V—EARNINGS PER SHARE “EPS”

The Company’s basic EPS is calculated using net income (loss) available to common shareholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes and preferred stock. For the years ended December 31, 2009 and 2008, diluted per share computations are not presented since this effect would be antidilutive.

The reconciliation of the numerator of the basic and diluted EPS calculations, due to the inclusion of preferred stock dividends, accretion, and gain on redemption, was as follows for the following fiscal years ended December 31:

	2009	2008
Numerator:

Loss from continuing operations	$(2,662,888)	$(1,475,831)
Convertible preferred stock dividends, accretion, and gain on redemption	(518,749)	(1,890,503)
Loss applicable to common stockholders (basic and diluted EPS)	$(3,181,637)	$(3,366,334)

The following table summarizes the potential weighted average shares of common stock that were excluded from the diluted per share calculation, because the effect of including these potential shares was anti-dilutive.

	Years ended December 31,
	2009	2008

Preferred Stock	31,708,030	33,155,440
Convertible Debt	20,218	—
Stock Options	421,081	35,747

Potentially dilutive shares	32,149,329	33,191,187

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Years ended December 31,
	2009	2008

Stock options	2,613,758	6,480,669
Warrants	16,775,791	10,566,375

Total	19,389,549	17,047,044

NOTE W—RECLASSIFICATIONS

Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation. These reclassifications had no effect on the previously reported net loss or stockholders’ equity (deficit).

NOTE Y—Results by Quarter (Unaudited)

The following table presents selected unaudited financial information for the eight quarters in the period ended December 31, 2009. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance.

	For the Quarters Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009

Revenue	$352,619	$1,221,276	$452,928	$1,352,719	$538,194	$280,685	$524,351	$1,014,052
Gross profit	303,317	1,177,485	354,637	1,205,945	401,115	212,254	329,565	910,113
Income (loss) from continuing operations	(937,855)	(42,487)	(629,976)	134,487	(789,813)	(890,407)	(794,172)	(188,496)
Income (loss) from discontinued operations	22,186	276,098	585,008	777,072	1,011,862	1,030,177	724,761	105,735
Gain (loss) on disposal of discontinued operations	—	(65,354)	—	—	—	—	—	4,483,902
Net income (loss)	$(915,669)	$168,257	$(44,968)	$911,559	$222,049	$139,770	$(69,411)	$4,401,141
Basic and diluted earnings per common share:
Loss from continuing operations	$(0.02)	$(0.01)	$(0.02)	$(0.00)	$(0.02)	$(0.02)	$(0.01)	$(0.00)
Income (loss) from discontinued operations	0.00	0.00	0.01	0.01	0.02	0.02	0.01	0.00
Gain on disposal of discontinued operations	—	(0.00)	—	—	—	—	—	0.06
Net loss	$(0.02)	$0.00	$(0.01)	$0.01	$0.00	$0.00	$(0.00)	$0.06

Weighted average shares outstanding:
Basic and diluted	61,786,732	63,180,281	64,913,843	66,720,602	68,477,547	71,291,168	73,521,550	76,821,746

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-KEY INTERNATIONAL, INC.

Date: March 26, 2010	By:	/s/ MICHAEL W. DEPASQUALE
Michael W. DePasquale
CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. DEPASQUALE	Chief Executive Officer and Director	March 26, 2010
Michael W. DePasquale

/s/ CECILIA WELCH	Chief Financial Officer, Principal Accounting Officer	March 26, 2010
Cecilia Welch

/s/ THOMAS J. COLATOSTI	Chairman of the Board of Directors	March 26, 2010
Thomas J. Colatosti

/s/ JEFFREY J. MAY	Director	March 26, 2010
Jeffrey J. May

/s/ CHARLES P. ROMEO	Director	March 26, 2010
Charles P. Romeo

/s/ JOHN SCHOENHERR	Director	March 26, 2010
John Schoenherr

EXHIBIT INDEX

Exhibit No.	Description
3.1(3)	Certificate of Incorporation of BIO-key International, Inc., a Delaware corporation
3.2(3)	Certificate of Designation of Series A 7% Convertible Preferred Stock of BIO-key International, Inc., a Delaware corporation
3.3(3)	By-Laws of BIO-key International, Inc., a Delaware corporation
3.4 (19)	Certificate of Amendment of Certificate of Incorporation of BIO-key International, Inc., a Delaware corporation
3.5 (16)	Certificate of Designation of the Series B Convertible Preferred Stock of the Company
3.6 (21)	Certificate of Designation of the Series C Convertible Preferred Stock of the Company
3.7 (8)	Certificate of Designation of the Series D Convertible Preferred Stock of the Company
4.1(4)	Specimen certificates for shares of BIO-key International, Inc. common stock
10.1(4)	SAC Technologies, Inc. 1996 Stock Option Plan
10.2(5)	Amendment No. 1 to the SAC Technologies, Inc. 1996 Stock Option Plan
10.3(5)	SAC Technologies, Inc. 1999 Stock Option Plan
10.4(6)	Employment Agreement by and between BIO-key International, Inc. and Mira LaCous dated November 20, 2001
10.5(9)	Option to Purchase 150,000 Shares of Common Stock issued to Thomas J. Colatosti
10.6(9)	Non-Qualified Stock Option Agreement under the registrant’s 1999 Stock Incentive Plan to Purchase 200,000 Shares of Common Stock issued to Thomas J. Colatosti
10.7(9)	Option to Purchase 580,000 Shares of Common Stock issued to Michael W. DePasquale
10.8(7)	Option to Purchase 500,000 Shares of Common Stock issued to Michael W. DePasquale
10.9(7)	Option to Purchase 150,000 Shares of Common Stock issued to Thomas J. Colatosti
10.10(7)	Option to Purchase 50,000 Shares of Common Stock issued to Thomas J. Colatosti
10.11(7)	Option to Purchase 50,000 Shares of Common Stock issued to Jeff May
10.12(11)	Securities Purchase Agreement dated as of March 31, 2004 (the “March Securities Purchase Agreement”) by and among BIO-key International, Inc. and each of the Purchasers named therein
10.13(11)	Form of Warrant issued by BIO-key International, Inc. pursuant to the March Securities Purchase Agreement
10.14(2)

Securities Purchase Agreement dated as of September 29, 2004 (the “Laurus Securities Purchase Agreement”) by and between BIO-key International, Inc., Laurus Master Fund, Ltd. and the other Purchasers party thereto

10.15(2)	Form of Common Stock Purchase Warrant issued by BIO-key International, Inc. pursuant to the Laurus Securities Purchase Agreement
10.16(2)	Registration Rights Agreement dated as of September 29, 2004 by and between BIO-key International, Inc., Laurus Master Fund, Ltd. and the other Purchasers party thereto
10.17(2)

Securities Purchase Agreement dated as of September 29, 2004 (the “Shaar Securities Purchase Agreement”) by and between BIO-key International, Inc., The Shaar Fund, Ltd. and the other Purchasers party thereto

10.18(2)	Form of Common Stock Purchase Warrant issued by BIO-key International, Inc. pursuant to the Shaar Securities Purchase Agreement
10.19(2)	Registration Rights Agreement dated as of September 29, 2004 by and between BIO-key International, Inc., The Shaar Fund, Ltd. and the other Purchasers party thereto
10.20(10)	Option to Purchase 300,000 shares of common stock issued to Kenneth Souza
10.21(10)	Employment Agreement dated as of October 4, 2004 by and between BIO-key International, Inc. and Kenneth Souza
10.22(10)	BIO-key International, Inc. 2004 Stock Incentive Plan
10.23(10)	Warrant to purchase 100,000 shares of Common Stock issued to The November Group Ltd. on July 14, 2004
10.24(10)	Warrant to purchase 230,000 shares of Common Stock issued to Jesup & Lamont Securities Corp. on March 31, 2004
10.25(10)	Warrant to purchase 105,000 shares of Common Stock issued to Douglass Bermingham on March 31, 2004
10.26(10)	Warrant to purchase 60,000 shares of Common Stock issued to Mason Sexton on March 31, 2004
10.27(10)	Warrant to purchase 22,000 shares of Common Stock issued to David Moss on March 31, 2004
10.28(10)	Warrant to purchase 22,000 shares of Common Stock issued to Patrick Gaynes on March 31, 2004
10.29(10)	Warrant to purchase 5,000 shares of Common Stock issued to Tom DuHamel on March 31, 2004
10.30(11)	Option to Purchase 155,000 shares of common stock issued to Francis J Cusick
10.31(11)	Option to Purchase 50,000 shares of common stock issued to Charles P. Romeo
10.32(12)	Securities Purchase Agreement, dated as of June 8, 2005, by and between the Company and Laurus Fund, Ltd.

10.33(12)	Common Stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated as of June 8, 2005, by and between the Company and the Laurus Master Fund, Ltd.
10.34(12)	Registration Rights Agreement, dated as of June 8, 2005, by and between the Company and Laurus Fund, Ltd.
10.35(12)	Securities Purchase Agreement, effective as of May 31, 2005, by and among the Company, The Shaar Fund, Ltd. and the other pursuant that are a party thereto
10.36(12)

Form of Common Stock Purchase warrant issued pursuant to the Securities Purchase Agreement, effective as of May 31, 2005, by and among the Company, The Shaar Fund, Ltd. and the other purchasers that are a party thereto

10.37(12)	Registration Rights Agreement, effective as of May 31, 2005, by and among the Company, The Shaar Fund, Ltd., Jesup & Lamont and the other purchasers that are a party thereto
10.38(20)	Escrow Agreement, dated as of May 31, 2005, by and among the Company, Jesup & Lamont Securities Corp.
and Thelen, Reid & Priest LLP.
10.39(13)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and Laurus Master Fund, Ltd.
10.40(13)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and The Shaar Fund, Ltd.
10.41(15)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and Longview Special Finance
10.42(13)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and Etienne Des Roys
10.43(13)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and Eric Haber
10.44(13)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and Investors Management Corporation
10.45(13)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and The Tocqueville Fund
10.46(13)	Amendment and Waiver, dated as of August 31, 2005, by and between the Company and The Tocqueville Amerique Value Fund
10.47(13)

Registration Rights Agreement, dated as of August 31, 2005, by and among the Company, Laurus Master Fund, Ltd., The Shaar Fund, Ltd., Longview Special Finance, Etienne Des Roys, Eric Haber, Investors Management Corporation, The Tocqueville Fund and The Tocqueville Amerique Value Fund.

10.48(14)	Amendment and Waiver, dated as of January 23, 2006, by and between the Company and Laurus Master Fund, Ltd.
10.49(14)	Registration Rights Agreement, dated as of January 23, 2006, by and between the Company and Laurus Master Fund, Ltd.
10.50(14)	Amendment and Waiver, dated as of January 23, 2006, by and among the Company and the holders of Subordinated Convertible Promissory Notes of the Company
10.51(14)	Securities Purchase Agreement, dated as of January 23, 2006, by and among the Company, The Shaar Fund Ltd., Longview Fund, L.P. and Longview Special Finance
10.52(14)

Form of Convertible Term Note issued pursuant to the Securities Purchase Agreement, dated as of January 23, 2006, by and among the Company, The Shaar Fund Ltd., Longview Fund, L.P. and Longview Special Finance

10.53(14)

Form of Common Stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated as of January 23, 2006, by and among the Company, The Shaar Fund Ltd., Longview Fund, L.P. and Longview Special Finance

10.54(14)	Registration Rights Agreement, dated as of January 23, 2006 by and among the Company, The Shaar Fund, Ltd., Longview Fund, L.P. and Longview Special Finance
10.55(14)	Amendment No. 1 to Subordinated Secured Promissory Note, dated as of January 23, 2006, by and between the Company and Aether Systems, Inc.
10.56(17)	Form of Option Agreement used to grant a total of 900,000 options to Purchase common stock to Francis J. Cusick, Michael W. DePasquale, Randy Fodero, and Kenneth S. Souza
10.57(18)	Amendment and Waiver, dated as of August 10, 2006, by and between the Company and Laurus Master Fund, Ltd.
10.58(18)	Registration Rights Agreement, dated as of August 10, 2006, by and between the Company and Laurus Master Fund, Ltd.
10.59(18)

Securities Exchange Agreement, dated as of August 10, 2006, by and among the Company, The Shaar Fund Ltd., Longview Fund, L.P., Longview Special Finance and certain other holders of the Company’s Subordinated Convertible Promissory Notes

10.60(18)

Registration Rights Agreement, dated as of August 10, 2006, by and among the Company, The Shaar Fund Ltd., Longview Fund, L.P., Longview Special Finance and certain other holders of the Company’s Subordinated Convertible Promissory Notes

10.61(18)	Securities Purchase Agreement, dated as of August 10, 2006, by and between the Company and Trellus Partners, L.P.
10.62(18)	Form of Common Stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated as of August 10, 2006, by and between the Company and Trellus Partners, L.P.
10.63(18)	Registration Rights Agreement, dated as of August 10, 2006, by and between the Company and Trellus Partners, L.P.
10.64(18)	Securities Purchase Agreement, dated as of August 10, 2006, by and between the Company and The Shaar Fund Ltd.
10.65(18)	Form of Common Stock Purchase Warrant to be issued pursuant to the Securities Purchase Agreement, dated as of August 10, 2006, by and between the Company and The Shaar Fund Ltd.
10.66(18)	Registration Rights Agreement, dated as of August 10, 2006, by and between the Company and The Shaar Fund Ltd.
10.67 (19)	Amendment and Waiver, dated as of December 29, 2006, by and between the Company and Laurus Master Fund, Ltd.
10.68 (20)	Amendment and Waiver, dated as of April 18, 2007, by and between the Company and Laurus Master Fund, Ltd.
10.69 (21)	Purchase and Sale Agreement, dated as of May 22, 2007, by and between the Company and ZOLL Data Systems, Inc
10.70 (27)	Options to Purchase 50,000 and 65,241 Shares of Common Stock issued to Thomas J. Colatosti
10.71 (27)	Options to Purchase 100,000 and 130,481 Shares of Common Stock issued to Jeff May
10.72 (27)	Options to Purchase 50,000 and 32,620 Shares of Common Stock issued to Charles Romeo
10.73 (27)	Options to Purchase 50,000 and 48,930 Shares of Common Stock issued to John Schoenherr
10.74 (24)	Settlement and Mutual Release Agreement, dated July 28, 2008, by and between the Company and Dataradio Corporation.
10.75 (27)	Option to Purchase 500,000 Shares of Common Stock issued to Michael W. DePasquale
10.76 (27)	Option to Purchase 50,000 Shares of Common Stock issued to Thomas J. Colatosti
10.77 (27)	Options to Purchase 50,000 and 25,000 Shares of Common Stock issued to Jeff May
10.78 (27)	Option to Purchase 50,000 Shares of Common Stock issued to Charles Romeo
10.79 (27)	Option to Purchase 100,000 Shares of Common Stock issued to John Schoenherr

10.80 (28)	Amendment Agreement, dated April 1, 2009, by and between the Company and Dataradio Corporation
10.81 (29)	Settlement and Mutual Release Agreement, dated July 2, 2009, by and between the Company and Longview Special Finance, Inc., and Longview Fund LP
10.82 (29)	Promissory Note, dated July 7, 2009, by and between the Company and The Shaar Fund Ltd
10.83 (8)	Asset Purchase Agreement, dated August 13, 2009, by and between the Company and Interact911 Mobile Systems, Inc.
10.84 (8)	Note Amendment and Extension Agreement, dated as of November 3, 2009, by and between the Company and The Shaar Fund Ltd
10.85 (8)	Securities Exchange Agreement, dated as of November 12, 2009, by and between the Company and The Shaar Fund Ltd., and Thomas J. Colatosti
10.86 (8)	Promissory Note, dated December 7, 2009, by and between the Company and InterAct911 Mobile Systems, Inc.
10.87 (8)	Warrant to purchase 8,000,000 shares of Common Stock issue to Silkroad Equity, LLC on December 7, 2009
10.88 (8)	Warrant to purchase 4,750,000 shares of Common Stock issued to The Shaar Fund Ltd. on December 28, 2009
10.89 (8)	Warrant to purchase 250,000 shares of Common Stock issued to Thomas J. Colatosti on December 28, 2009
10.90 (8)	Convertible Note, dated as of December 28, 2009, by and between the Company and The Shaar Fund Ltd.
10.91 (8)	Convertible Note, dated as of December 28, 2009, by and between the Company and Thomas J. Colatosti
10.92 (8)	Compensation Agreement, dated January 12, 2010, by and between the Company and Mr. Colatosti
10.93 (8)	Employment Agreement, effective March 25, 2010, by and between the Company and Michael W. DePasquale
21.1 (26)	List of subsidiaries of BIO-key International, Inc.
23.1 (8)	Consent of CCR LLP
31.1 (8)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (8)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (8)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 (8)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(26)    Previously filed

(27)    Filed as an exhibit to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2009 and incorporated herein by reference.

(28)    Filed as an exhibit to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2009 and incorporated herein by reference.

(29)    Filed as an exhibit to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2009 and incorporated herein by reference.