Form 10-Q
period 2010-03-31
BIO KEY INTERNATIONAL INC
filed 2010-05-14
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of May 12, 2010 were 77,713,398

BIO-KEY INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$487,971	$792,426
Restricted cash	40,500	40,500
Accounts receivable, net of allowance for doubtful accounts of $11,526 at March 31, 2010 and December 31, 2009	1,397,005	847,215
Note receivable, current portion	1,334,000	1,334,000
Inventory	11,858	14,935
Prepaid expenses and other	148,875	123,911
Total current assets	3,420,209	3,152,987
Equipment and leasehold improvements, net	34,355	39,243
Deposits and other assets	8,712	8,712
Note receivable, net of current portion	2,666,000	2,666,000
Intangible assets—less accumulated amortization	227,280	230,259
Total non-current assets	2,936,347	2,944,214
TOTAL ASSETS	$6,356,556	$6,097,201

LIABILITIES
Accounts payable	$269,660	$340,241
Accrued liabilities	549,641	708,765
Deferred revenue	304,972	200,996
Convertible notes, derivatives and warrants	381,650	471,483
Redeemable preferred stock derivatives	93,211	563,599
Total current liabilities	1,599,134	2,285,084
Warrants	—	63,901
Deferred revenue	5,939	9,391
Total non-current liabilities	5,939	73,292
TOTAL LIABILITIES	$1,605,073	$2,258,376

Commitments and contingencies

Series D redeemable convertible preferred stock: authorized, 100,000 shares (liquidation preference of $100 per share); issued and outstanding 30,557 shares of $.0001 par value at March 31, 2010 and December 31, 2009	2,789,328	2,630,593
	2,789,328	2,630,593

STOCKHOLDERS’ EQUITY:
Common stock — authorized, 170,000,000 shares; issued and outstanding; 77,713,398 of $.0001 par value at March 31, 2010 and December 31, 2009	7,771	7,771
Additional paid-in capital	51,041,119	51,187,754
Accumulated deficit	(49,086,735)	(50,087,293)
TOTAL STOCKHOLDERS’ EQUITY	1,962,155	1,108,232
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,356,556	$6,097,201

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2010	2009

Revenues
Services	$92,043	$131,350
License fees and other	884,132	406,844
	976,175	538,194
Costs and other expenses
Cost of services	30,429	17,417
Cost of license fees and other	79,671	119,662
	110,100	137,079
Gross Profit	866,075	401,115

Operating Expenses
Selling, general and administrative	700,021	878,462
Research, development and engineering	284,788	250,267
	984,809	1,128,729
Operating loss	(118,734)	(727,614)
Other income (expenses)
Derivative and warrant fair value adjustments	786,710	(35,330)
Interest income	60,000	—
Interest expense	(162,736)	(23,494)
Other	—	(3,375)
	683,974	(62,199)
Income (loss) from continuing operations	565,240	(789,813)
Income from discontinued operations	435,318	1,011,862
Net Income	$1,000,558	$222,049
Basic Earnings(Loss) per Common Share:
Income (loss) from continuing operations	0.005	(0.02)
Income from discontinued operations	0.006	0.02
Net earnings per Common Share	$0.011	$0.00
Diluted Earnings(Loss) per Common Share:
Income (loss) from continuing operations	(0.002)	(0.02)
Income from discontinued operations	0.006	0.02
Net earnings per Common Share	$0.004	$0.00
Weighted Average Shares Outstanding:
Basic	77,713,398	68,477,547
Diluted	91,207,492	68,477,547

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$1,000,558	$222,049
Less:
Income from discontinued operations	(435,318)	(1,011,862)
Income (loss) from continuing operations	$565,240	$(789,813)
Adjustments to reconcile net income (loss) to cash used for operating activities:
Derivative and warrant fair value adjustments	(786,710)	35,330
Depreciation	7,962	5,809
Amortization
Intangible assets	2,979	2,812
Discounts on convertible debt related to derivatives	162,588	—
Share-based compensation	11,490	49,590
Change in assets and liabilities:
Accounts receivable trade	(549,790)	(238,692)
Inventory	3,077	955
Prepaid expenses and other	(24,964)	(19,639)
Accounts payable	(70,581)	17,049
Accrued liabilities	(159,124)	135,206
Deferred revenue	100,524	(310,116)
Net cash used for continuing operations	(737,309)	(1,111,509)
Net cash provided by discontinued operations	435,928	765,542
Net cash used for operating activities	(301,381)	(345,967)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,074)	(2,872)
Deposits	—	(300)
Net cash used for continuing operations	(3,074)	(3,172)
Net cash used for discontinued operations	—	(1,899)
Net cash used for investing activities	(3,074)	(5,071)
CASH FLOW FROM FINANCING ACTIVITIES:
Dividends	—	(37,207)
Net cash used for continuing operations	—	(37,207)
Net cash used for financing activities	—	(37,207)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(304,455)	(388,245)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	792,426	1,712,912
CASH AND CASH EQUIVALENTS, END OF PERIOD	$487,971	$1,324,667

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2010	2009

Cash paid for:
Interest	$—	$22,793

Noncash Investing and Financing Activities:
Issuance of common stock in exchange for Series A, B and C preferred stock and cumulative dividends in arrears, thereon	—	149,566

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010(Unaudited)

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The balance sheet at December 31, 2009 was derived from the audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Form 10-K”), filed on March 26, 2010.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending ASC 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2010-06, but does not expect its adoption to have a material impact on the Company’s financial position or results of operations.

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

2.                                       LIQUIDITY AND CAPITAL RESOURCE MATTERS

We have incurred significant losses to date, and at March 31, 2010, we had an accumulated deficit of approximately $49 million. In addition, broad commercial acceptance of our technology is critical to the Company’s success and ability to generate future revenues. If the Company is unable to generate sufficient revenue to meet our goals, we will need to obtain additional third-party financing to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. No assurance can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained by the Company in order to meet its needs, or that such financing would not be dilutive to existing shareholders.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern, and assumes continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The matters described in the preceding paragraph raise substantial doubt about the Company’s ability to continue as a going concern. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, and maintain profitability in its future operations. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.                                       DISCONTINUED OPERATIONS

On December 8, 2009, the Company consummated the sale (the “Asset Sale”) of its Law Enforcement division (the “Business”) to InterAct911 Mobile Systems, Inc. (“Buyer”), a wholly-owned subsidiary of InterAct911 Corporation (the “Parent”), pursuant to the Asset Purchase Agreement dated as of August 13, 2009 by and between the Company and Buyer (the “Purchase Agreement”).

Pursuant to the Purchase Agreement, Buyer acquired substantially all of the assets relating to the Business, including the Company’s customer contracts, intellectual property, accounts receivable, equipment, inventories, software, technologies, communication systems and goodwill relating to the Business.  Buyer also assumed certain specified liabilities as set forth in the Purchase Agreement.  The Company and InterAct Public Safety Systems, an affiliate of Buyer, had collaborated on many projects in the past, including partnership arrangements in which products used in the Business (including elements of the MobileCop®, PocketCop®, MobileRescue™, MobileOffice™, and InfoServer™ product lines) had been integrated with those of InterAct Public Safety Systems and sold to law enforcement agencies and other emergency response customers.  Outside of those commercial dealings, at the time of the Asset Sale there were no material relationships among the Company and Buyer or any of their respective affiliates other than in respect of the Purchase Agreement and the related ancillary agreements.

As consideration for the Asset Sale, Buyer paid the Company an aggregate purchase price of approximately $11.3 million. Of that amount, approximately $7.0 million was paid in cash at the closing of the Asset Sale, and approximately $300,000 was paid pursuant to the working capital adjustment provided for in the Purchase Agreement.  Buyer issued a promissory note (the “Note”) in the original principal amount of $4.0 million in favor of the Company.  The Note is to be paid in three equal annual installments beginning on the first anniversary of the closing and will bear interest, payable on a quarterly basis, at a rate per annum equal to six percent (6%) compounded annually on the principal sum from time to time outstanding.  The Note is guaranteed by SilkRoad Equity, LLC (“SilkRoad”), a private investment firm and a principal owner of Buyer, and is secured by all of the intellectual property assets of the Business transferred to Buyer as part of the Asset Sale.  In addition, at the closing of the Asset Sale, the Company issued to SilkRoad a warrant to purchase up to 8 million shares of the Company’s common stock at an exercise price of $0.30 per share.  This warrant will expire if not exercised prior to the fifth anniversary of the closing.

Prior to the sale, the Business had been reported as a separate segment. The Business has been reported as a discontinued operation and all periods presented have been recast accordingly to reflect these operations as discontinued.

During the period ended March 31, 2010, the Company recorded income of approximately $483,000 from a contract delivered under our arrangement with Buyer which was reduced by expenses for professional fees, resulting in net income from discontinued operations of approximately $435,000.  The Company does not expect any additional income from discontinued operations in the future.  The Company and Buyer have agreed to extend the period that Buyer can assert potential post closing purchase price adjustments to May 31, 2010.

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

The compensation expense recognized under ASC 718 increased the Company’s operating loss by $11,490 and $49,590 with no effect per share (basic and diluted) for the three months ended March 31, 2010 and 2009, respectively.

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2010	2009

Cost of services	$—	$—
Selling, general and administrative	5,348	40,577
Research, development and engineering	6,142	9,013
	$11,490	$49,590

Valuation Assumptions for Stock Options

For the three months ended March 31, 2010 and 2009, 410,000 and 775,000 stock options were granted, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2010	2009

Risk free interest rate	2.36%	1.83%
Expected life of options (in years)	4.25	2.5-3.5
Expected dividends	0%	0%
Volatility of stock price	115%	87.41%

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

EQUITY COMPENSATION PLAN INFORMATION

1996 Stock Option Plan

During 1996, the Board of Directors and stockholders of the Company adopted the 1996 Stock Option Plan (the “1996 Plan”). Under the 1996 Plan, a total of 750,000 shares of common stock were reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which could not be below 100% of fair market value for incentive stock options and 50% for all other options. The term of stock options granted could not exceed ten years. Options issued under the 1996 Plan vested pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined in the 1996 Plan, all options outstanding vest immediately. The 1996 Plan expired in May 2005.

1999 Stock Option Plan

During 1999, the Board of Directors of the Company adopted the 1999 Stock Option Plan (the “1999 Plan”). The 1999 Plan was not presented to stockholders for approval and thus incentive stock options were not available under the plan. Under the 1999 Plan, a total of 2,000,000 shares of common stock were reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which could not be below 85% of fair market value. The term of nonstatutory stock options granted could not exceed ten years. Options issued under the 1999 Plan vested pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined in the 1999 Plan, all options outstanding vest immediately. The 1999 Plan expired in August 2009.

2004 Stock Option Plan

On October 12, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan (the “2004 Plan”). The 2004 Plan has not been presented to stockholders for approval and thus incentive stock options are not available under this plan. Under the terms of the 2004 Plan, a total of 4,000,000 shares of common stock are reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 85% of fair market value. The term of stock options granted may not exceed ten years. Options issued under the 2004 Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined in the 2004 Plan, all options outstanding vest immediately. The 2004 Plan expires in October 2014.

Non-Plan Stock Options

Periodically, the Company has granted options outside of the 1996, 1999, and 2004 Plans to various employees and consultants. In the event of a change in control, as defined in the relevant agreements with the receipients, certain of the non-plan options outstanding vest immediately.

Stock Option Activity

The following table summarizes stock option activity for the three months ended March 31, 2010:

	Number of Options					Weighted average exercise	Weighted average remaining life	Aggregate intrinsic
	1996 Plan	1999 Plan	2004 Plan	Non Plan	Total	price	(in years)	value
Outstanding, as of December 31, 2009	45,000	500,000	2,073,189	1,329,841	3,948,030	$0.24

Granted	—	—	410,000	—	410,000	0.45
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Expired	—	—	(2,500)	—	(2,500)	0.67
Outstanding, as of March 31, 2010	45,000	500,000	2,480,689	1,329,841	4,355,530	$0.26	4.34	$151,676
Vested or expected to vest at March 31, 2010					4,153,717	$0.25	4.24	$146,337
Exercisable at March 31, 2010					3,559,362	$0.26	3.96	$119,560

The options outstanding and exercisable at March 31, 2010 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)	Number exercisable	Weighted average exercise price
$0.07-0.21	1,596,272	$0.11	5.41	1,210,104	$0.11
0.22-0.40	2,299,258	0.30	3.32	2,229,258	0.30
0.41-0.68	385,000	0.46	0.30	45,000	0.47
0.69-0.94	75,000	0.94	1.59	75,000	0.94
$0.07-0.94	4,355,530			3,559,362

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.20 as of March 31, 2010 which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2010 was 1,185,771.

The weighted average fair value of options granted during the three months ended March 31, 2010 and 2009 was $0.162 and $0.056 per share, respectively.  The total fair value of shares vested during the three months ended March 31, 2010 and 2009 was $8,030 and $81,534, respectively.

As of March 31, 2010, future compensation cost related to nonvested stock options is approximately $83,413 and will be recognized over an estimated weighted average period of approximately 1.48 years.

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

The reconciliation of the numerator of the basic and diluted EPS calculations, due to the inclusion of preferred stock dividends and accretion was as follows for the following three month periods ended March 31:

	Three Months ended March 31,
	2010	2009

Basic Numerator:

Net income (loss) from continuing operations	$565,240	$(789,813)
Convertible preferred stock dividends and accretion	(158,735)	(361,618)
Loss available to common stockholders	$406,505	$(1,151,431)

Basic Denominator:	77,713,398	68,477,547
Per Share Amount	$0.005	$(0.02)

The following table summarizes the potential weighted average shares of common stock that were included in the diluted per share calculation for three months ended March 31, 2010 and excluded from the three months ended March 31, 2009 because the effect of including these potential shares was antidilutive.

	Three Months Ended March 31,
	2010	2009

Preferred Stock	10,185,667	33,155,440
Convertible Debt	2,459,857	—
Stock Options	848,570	—
Warrants	—	—
Potentially dilutive securities	13,494,094	33,155,440

	Three Months ended March 31,
	2010	2009

Dilutive Numerator:

Net income (loss) from continuing operations	$565,240	$(789,813)
Convertible preferred stock dividends and accretion	(158,735)	(361,618)
Convertible debt interest recognized	162,588	—
Reversed derivative change in fair market value	(698,884)	—
Loss available to common stockholders	$(129,791)	$(1,151,431)

Dilutive Denominator:	91,207,492	68,477,547
Per Share Amount	$0.00	$(0.02)

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months Ended March 31,
	2010	2009

Stock options	2,759,258	7,353,933
Warrants	16,775,791	6,136,899

Total	19,535,049	13,490,832

6.                                       NOTE RECEIVABLE

Notes receivable consisted of the following:

	March 31,	December 31,
	2010	2009

Note Receivable — Current	$1,334,000	$1,334,000
Note Receivable — Non-Current	2,666,000	2,666,000

Total	$4,000,000	$4,000,000

As consideration for the Asset Sale (see “Note 3 — Discontinued Operations”), Buyer paid the Company an aggregate purchase price of approximately $11.3 million. Of that amount, approximately $7.0 million was paid in cash at the closing of the Asset Sale, and approximately $300,000 was paid pursuant to the working capital adjustment provided for in the Purchase Agreement.  Buyer issued a promissory note (the “Note”) in the original principal amount of $4.0 million in favor of the Company.  The Note is to be paid in three equal annual installments beginning on the first anniversary of the closing and will bear interest, payable on a quarterly basis, at a rate per annum equal to six percent (6%) compounded annually on the principal sum from time to time outstanding.  The Note is guaranteed by SilkRoad, a private investment firm and a principal owner of Buyer, and is secured by all of the intellectual property assets of the Law Enforcement division that were sold  to Buyer.

7.                                       EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following:

	March 31,	December 31,
	2010	2009

Equipment	$239,022	$235,948
Furniture and fixtures	99,199	99,199
Software	28,624	28,624
Leasehold improvements	39,975	39,975
	406,820	403,746

Less accumulated depreciation and amortization	(372,465)	(364,503)

Total	$34,355	$39,243

8.                                       OTHER INTANGIBLE ASSETS

Other intangible assets consisted of the following:

	March 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents and patents pending	287,248	(59,968)	227,280	287,248	(56,989)	230,259

Total	$287,248	$(59,968)	$227,280	$287,248	$(56,989)	$230,259

Aggregate amortization expense for the three months ended March 31, 2010 and 2009, was $2,979 and $2,796 respectively.

9.                                       RESTRICTED CASH

During 2008, the Company extended its property lease at the Marlborough, MA location. Pursuant to the agreement BIO-key was to maintain a security deposit in the form of an irrevocable letter of credit in the amount of $40,500. However, BIO-key and the landlord for the property subsequently agreed to have BIO-key place the funds in a third party escrow account, to be returned at the conclusion of the lease term, in August 2011. Pursuant to the sale of the Company’s Law Enforcement Business to Buyer in December 2009 (see “Note 3 — Discontinued Operations”), the Company is no longer situated at this location, and is in the process of assigning its obligations under the lease to Buyer. Accordingly, the balance is recorded as the current asset, “Restricted cash” as at March 31, 2010.

10.                                 NOTES PAYABLE, CONVERTIBLE DEBT FINANCING / WARRANTS

Convertible Promissory Notes

Convertible note financing and warrants consisted of the following:

	March 31,	December 31,
	2010	2009

Current Portion
2005
FMV of warrants	$2,604	$47,773
2006
FMV of warrants	21,244	—
2009
Convertible promissory notes	737,957	737,957
Discount	(496,550)	(659,138)
FMV of embedded derivatives	116,395	344,891
Total	$381,650	$471,483

Long-Term Portion

2006
FMV of warrants	—	63,901
Total	$—	$63,901

2005 and 2006 Warrants

The account balance shown represents the fair market value of warrants issued in conjunction with debt offerings undertaken from the 2005 to 2006 fiscal years. The warrants are classified as liabilities and were valued using the Black Scholes Option Pricing model with the following assumptions:

	March 31,	December 31,
	2010	2009
Dividend Yield	0%	0%
Annual volatility	67-96%	107-156%
Risk-free interest rate	0.16-0.34%	0.20-0.47%

2009 Convertible Promissory Notes

The account balance shown represents the fair market value of convertible promissory notes issued in 2009. The notes are valued using the Binomial Option model with the following assumptions:

	March 31,	December 31,
	2010	2009
Dividend Yield	0%	0%
Annual volatility	93%	148%
Risk-free interest rate	0.33%	0.47%

11.                               ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2010	2009

Compensation	$75,845	$92,860
Compensated absences	154,776	143,387
Royalties	58,905	—
Dividends Payable	128,644	128,644
Tax payable	5,000	188,000
Other	126,471	155,874

Total	$549,641	$708,765

12.                               REDEEMABLE PREFERRED STOCK

Series D Convertible Preferred Stock

The Company issued 30,557 shares of its redeemable Series D Convertible Preferred Stock to The Shaar Fund, Ltd. and Thomas Colatosti on December 28, 2009, in exchange for 30,557 shares of Series A Convertible Preferred Stock held by those shareholders. Each share of Series D Preferred Stock has an Original Issue Price of $100.00 per share. Each holder has the option to convert its shares of Series D Preferred Stock at any time into a number of shares of the Company’s common stock equal to the Original Issue Price plus accumulated and unpaid dividends divided by the conversion price of $0.30 per share. This conversion price is subject to adjustment if common stock is issued by the Company subsequent to the original issue date of the Series D Preferred Stock, except for other conversions, options, warrants, dividends paid in stock or pursuant to an acquisition by the Company, at a price per share less than the conversion price. Mandatory redemption of all of the Series D

Preferred Stock shares is scheduled to occur on December 31, 2010 by the Company paying cash equal to $100.00 per share together with all accrued and unpaid dividends.  In any liquidation of the Company, each share of Series D Preferred Stock is entitled to a liquidation preference before any distribution may be made on the Company’s common stock.

As of March 31, 2010, 100,000 Series D Preferred Stock shares were authorized, 30,557 of which were issued and outstanding, at a par value of $0.0001 and a liquidation preference of $100.00 with accumulated dividends in arrears of $55,257, which have been accreted to the principal balance of the Series D Preferred Stock.

The Series D Preferred Stock contains features that are considered embedded derivative financial instruments:  Preferred Stock’s conversion option:  The Preferred Stock is convertible at the Holder’s option at any time at the fixed conversion price of $0.30 per share; Semi Annual Dividends Conversion Option:  Holders have the option to convert the Preferred Stock’s semi-annual dividend payment at any time at the fixed conversion price of $0.30 per share.  These features have been bifurcated and recorded on the Company’s balance sheet as liabilities, at their fair value.  As of March 31, 2010, these embedded derivatives were valued at $93,211.

An amount equal to the original value of the derivatives was recorded as a discount to the Series D Preferred Stock.  The discount is being accreted to the principal balance of the Series D Preferred Stock, using the effective interest method, over the expected term of the Series D Preferred Stock.  At March 31, 2010, the unamortized discount on the Series D Preferred Stock was $321,629.

13.                               STOCKHOLDERS EQUITY

Common Stock

The Company is authorized to issue 170,000,000 shares of common stock, $.0001 par value per share, of which 77,713,398 shares were outstanding as of March 31, 2010.

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

Warrants

The Company has issued warrants to certain creditors, investors, investment bankers and consultants. A summary of warrant activity is as follows:

	Total Warrants	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value
Outstanding, as of December 31, 2009	16,775,791	$0.33	4.09

Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2010	16,775,791	0.33	3.84	$—
Vested or expected to vest at March 31, 2010	16,775,791	0.33	3.84	—
Exercisable at March 31, 2010	16,775,791	0.33	3.84	—

The warrants outstanding and exercisable at March 31, 2010 were in the following exercise price ranges:

	Warrants outstanding and Exercisable
Range of exercise prices	Number of warrants	Weighted average remaining life (in years)

$0.30	15,798,014	4.03
0.75	533,333	1.36
1.00	444,444	0.19
	16,775,791

14.                               COMPREHENSIVE INCOME/(LOSS)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders’ equity (deficit) that, under generally accepted accounting principles, are excluded from net income (loss) in accordance with ASC 220. The Company, however, does not have any components of other comprehensive income (loss) as defined by ASC 220 and therefore, for the three months ended March 31, 2010 and 2009, comprehensive income (loss) is equivalent to the Company’s reported net income (loss). Accordingly, a separate statement of comprehensive income (loss) is not presented.

15.                               SEGMENT INFORMATION

The Company has determined that its continuing operations are one discrete segment consisting of Biometric products. Prior to the sale of the Law Enforcement division in December 2009, that division had been reported as a separate segment. Geographically, North American sales accounted for approximately 96% and 98% of the Company’s total sales for the three months ended March 31, 2010 and 2009, respectively.

16.                               INCOME TAXES

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

The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The periods from 2007-2009 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax risk beyond the preceding discussion. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalty associated with any unrecognized tax benefits, nor was any significant interest expense recognized during the three months ended March 31, 2010 and 2009.

For the three months ended March 31, 2010, $5,000 has been accrued for state and federal tax liabilities.

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

Many of these factors are set forth in the Company’s most recent Annual Report on Form 10-K under the caption “Risk Factors” and other filings with the Securities and Exchange Commission. These factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies may be significant, presently or in the future.  Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW

BIO-key International, Inc. (the “Company,” “BIO-key,” “we,” or “us) was founded in 1993 to develop and market advanced fingerprint biometric technology and software solutions. Biometric technology is the science of analyzing specific human characteristics which are unique to each individual in order to identify a specific person from a broader population. First incorporated as BBG Engineering, the company became SAC Technologies in 1994. The BIO-key name was introduced in 2002.

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

In 2007, BIO-key completed a transaction with ZOLL Data Systems, Inc. (“ZOLL”), a subsidiary of ZOLL Medical Corporation, in which ZOLL acquired substantially all of the assets related to the Company’s Fire/EMS Services division. In 2009, BIO-key completed a transaction with InterAct911 Mobile Systems, Inc. (“InterAct911”), a subsidiary of InterAct911 Corporation, in which InterAct911 acquired substantially all the assets related to the Company’s Law Enforcement division.

As a result of these transactions, we have organized the Company into one reporting segment: Biometrics. The Company is now focusing on its primary objectives of increasing revenue and managing expenses, by developing leadership technology and applications, and by providing its customers with high quality support and service.

CRITICAL ACCOUNTING POLICIES

For detailed information on our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and in our Annual Report on Form 10-K, for the year ended December 31, 2009.  There have been no material changes to our critical accounting policies and estimates from those disclosed in our 10-K filed on March 26, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending ASC 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2010-06, but does not expect its adoption to have a material impact on the Company’s financial position or results of operations.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 AS COMPARED TO MARCH 31, 2009

INTRODUCTION

Consolidated Results of Operations - Percent Trend

	Three Months Ended March 31,
	2010	2009
Revenues
Services	9%	24%
License fees and other	91%	76%
	100%	100%
Costs and other expenses
Cost of services	3%	3%
Cost of license fees and other	8%	22%
	11%	25%
Gross Profit	89%	75%

Operating expenses
Selling, general and administrative	72%	163%
Research, development and engineering	29%	47%
	101%	210%
Operating Loss	-12%	-135%

Other income (deductions)	70%	-12%
Income (loss) from continuing operations	58%	-147%
Income from discontinued operations	44%	188%

Net Income	102%	41%

	Three months ended
	March 31,
	2010	2009	$ Change	% Change

Revenues
Service	92,043	131,350	(39,307)	-30%
License & other	884,132	406,844	477,288	117%
Total Revenue	$976,175	$538,194	$437,981	81%

Cost of goods sold
Service	30,429	17,417	13,012	75%
License & other	79,671	119,662	(39,991)	-33%
Total COGS	$110,100	$137,079	$(26,979)	-20%

Revenues

For the three months ended March 31, 2010, Service revenue decreased 30% as the Company performed fewer customized software services.  License revenue increased 117% and was positively impacted by a large order from a new customer.

Costs of goods sold

For the three months ended March 31, 2010, cost of service increased 75% due to increased customer support for new customers.  License and other costs for the three months ended March 31, 2010 decreased 33% due to a decrease in costs for temporary outside services required to support specific customer order requirements.

Selling, general and administrative

	Three months ended
	March 31,
	2010	2009	$ Change	% Change

Selling, general and administrative	$700,021	$878,462	$(178,441)	-20%

Selling, general and administrative costs for the three months ended March 31, 2010 decreased 20% from the same period in 2009.  The three months ended March 31, 2009 included $35,000 in non-cash compensation charges in accordance with the provisions of ASC 718-10. Reduction in legal and professional services expenses were also significant contributors to the decrease.

Research, development and engineering

	Three months ended
	March 31,
	2010	2009	$ Change	% Change

Research, development and engineering	$284,788	$250,267	$34,521	14%

For the three months ended March 31, 2010, research, development and engineering costs increased 14% from the same period in 2009 as the Company employed temporary outside services for specific new projects.

Other income and expense

	Three months ended
	March 31,
	2010	2009	$ Change	% Change

Derivative and warrant fair value adjustments	$786,710	$(35,330)	$822,040	2497%
Interest income	60,000	—	60,000	n/a
Interest expense	(162,736)	(23,494)	(139,242)	592%
Other income (expense)	—	(3,375)	3,375	-100%

Total	$683,974	$(62,199)	$746,173	1200%

For the quarter ended March 31, 2010, the change in derivative and warrant fair value adjustments increased, when compared to the prior quarter ended December 31, 2009 period, due to changes in the fair market value of embedded derivatives and detachable warrants issued with convertible debt in 2005, 2006 and 2009. The fair value of the derivatives will fluctuate based on; our stock price on the valuation date, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate, and the time to maturity of the outstanding debt at different points in time. Stock price and volatility are the major drivers behind the movement in the Company’s balances. In dollar terms, our stock price decreased 13%, and volatility decreased 37% during the 2010 period over the prior quarter in 2009.

For the quarter ended March 31, 2010, the interest income was attributable to the Note Receivable.

For the quarter ended March 31, 2009, the interest expense was attributable to the repayment of the Note Payable.  For the quarter ended March 31, 2010, the interest expense was attributable to the non-cash amortization of the discount.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during the three months ended March 31, 2010 was approximately $737,000. The cash used for operating activities was primarily due to the following items:

•                  Negative cash flows related to an increase in accounts receivable of approximately $550,000, offset by an increase in deferred revenue of approximately $101,000; and

•                  Negative cash flows from a decrease in accounts payable and accrued expenses of approximately $230,000 due to the payment of increased year-end expenses.

The following non-cash items reflected in the Company’s statement of operations are used to reconcile the net income to the net cash used in operating activities during the period ended March 31, 2010:

•                  The Company issued convertible notes in 2005 and 2006 and preferred stock in 2009, all of which contained embedded derivatives, and associated warrants. During the first quarter of 2010, the Company realized gains of approximately $787,000 related to the decrease in value of the derivatives and associated warrants. The decrease in value is driven mainly by the decrease in value of the underlying BIO-key stock.

•                  The Company recorded the amount equal to the original value of the derivatives as a discount to the preferred stock which is being accreted to the principal balance. The Company recorded approximately $163,000 for discount charges during the first quarter of 2010.

•                  The Company recorded approximately $12,000 of charges during the first quarter of 2010 for the expense of issuing options to employees for services.

Working capital at March 31, 2010 was approximately $1,821,000 as compared to approximately $868,000 at December 31, 2009. The improvement was driven mainly by the Company’s decrease in stock price.

Since January 7, 1993 (date of inception), our capital needs have been principally met through proceeds from the sale of equity and debt securities.

We do not expect any material capital expenditures during the next twelve months.

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Liquidity outlook

At March 31, 2010, our total of cash and cash equivalents was $487,971, as compared to $792,426 at December 31, 2009.

As discussed above, the Company has financed itself in the past through access to the capital markets by issuing convertible debt securities, convertible preferred stock and common stock. We currently require approximately $360,000 per month to conduct our operations. During the first three months of the 2010, we generated approximately $976,000 of revenue. While the Company expects to increase revenue through the remainder of 2010, there can be no assurance that we will achieve that goal.

The Company’s outstanding shares of Series D Convertible Preferred Stock is redeemable in cash by the holders of such shares on December 31, 2010.  This obligation also continues to accrue dividends.

If we are unable to generate sufficient revenue to meet our goals, we will need to obtain additional third-party financing to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. Therefore, we will need to obtain additional financing through the issuance of debt or equity securities, or to restructure our financial position through similar transactions to those consummated during 2006, 2007 and 2009.

Due to several factors, including our history of losses and limited revenue, our independent auditors have included an explanatory paragraph in opinions they have previously issued related to our annual financial statements as to the substantial doubt about our ability to continue as a going concern. Our long-term viability and growth will depend upon the successful commercialization of our technologies and our ability to obtain adequate financing. In addition, the ongoing financial crisis in the global capital markets and the current negative global economic trends have had an adverse impact on market participants including, among other things, volatility in security prices, diminished liquidity, and limited access to financing.  These events could, therefore, affect our efforts to commercialize our technology and to obtain adequate financing.  In particular, these conditions could impact the ability and willingness of our current and prospective customers to make investments in our technology and pay their obligations to us. To the extent that we require such additional financing, no assurance can be given that any form of additional financing will be available on terms acceptable to us, that adequate financing will be obtained to meet our needs, or that such financing would not be dilutive to existing stockholders. If available financing is insufficient or we fail to continue to generate meaningful revenue, we may be required to further reduce operating expenses, delay the expansion of operations, be unable to pursue merger or acquisition candidates, or continue as a going concern.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2010 was carried out by the Company under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

As previously described in our Annual Report on Form 10-K for the year ended December 31, 2009, the Company had identified certain material weaknesses in the Company’s internal control systems, each of which the Company determined first occurred during the fourth quarter of 2009:

i.                      Inadequate and ineffective application of complex accounting; and

ii.                   Management did not sufficiently monitor internal control over financial reporting. Specifically, the Company did not have sufficient personnel with an appropriate level of technical accounting knowledge and experience who could execute appropriate application of complex accounting with respect to derivatives, warrants and stock option modification.

Throughout the quarter ended March 31, 2010, we have implemented changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  These measures included the following:

i.                                          Solicitation of additional experts to help ensure the accuracy of our complex accounting financial reporting; and

ii.                                       Use of outside subject matter experts to review the Company’s proposed accounting treatment of derivative, warrant, stock option and convertible instrument activity during the applicable reporting period.

During the review of the Company’s operating results for the period covered by this report, our CEO and CFO determined that, as of March 31, 2010, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms.  Our management reached this conclusion after identifying our system to capture disclosure items, our internal process of review for account reconciliations, our documentation of internal controls and our internal process for preparing our quarterly report on Form 10-Q for the quarterly period ended March 31, 2010 as being adequate to provide such assurance.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2010, the Company solicited additional experts to assist in the preparation of the Company’s quarterly report.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-Key International, Inc.

Dated: May 14, 2010	/s/ MICHAEL W. DEPASQUALE
Michael W. DePasquale
Chief Executive Officer

Dated: May 14, 2010	/s/ CECILIA C. WELCH
Cecilia C. Welch
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1(1)	Employment Agreement, effective March 25, 2010, by and between the Company and Michael W. DePasquale

31.1(2)	Certificate of CEO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2 (2)	Certificate of CFO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1(2)	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350

32.2 (2)	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

(1)             Filed as an exhibit to the registrant’s current report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2010

(2)             Filed herewith