Form 10-Q
period 2010-06-30
BIO KEY INTERNATIONAL INC
filed 2010-08-16
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of August 13, 2010 were 78,155,413.

BIO-KEY INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$504,325	$792,426
Restricted cash	—	40,500
Accounts receivable, net of allowance for doubtful accounts of $11,526 at June 30, 2010 and December 31, 2009	1,923,711	847,215
Note receivable , current portion	1,334,000	1,334,000
Inventory	12,707	14,935
Prepaid expenses and other	160,788	123,911
Total current assets	3,935,531	3,152,987
Equipment and leasehold improvements, net	31,344	39,243
Deposits and other assets	8,712	8,712
Note receivable, net of current portion	2,666,000	2,666,000
Intangible assets—less accumulated amortization	224,300	230,259
Total non-current assets	2,930,356	2,944,214
TOTAL ASSETS	$6,865,887	$6,097,201

LIABILITIES
Accounts payable	$453,223	$340,241
Accrued liabilities	627,039	708,765
Deferred revenue	327,964	200,996
Convertible notes, derivatives and warrants	444,439	471,483
Redeemable preferred stock derivatives	4,158	563,599
Total current liabilities	1,856,823	2,285,084
Warrants	—	63,901
Deferred revenue	7,769	9,391
Total non-current liabilities	7,769	73,292
TOTAL LIABILITIES	1,864,592	2,358,376

Series D redeemable convertible preferred stock: authorized, 100,000 shares (liquidation preference of $100 per share); issued and outstanding 30,557 shares of $.0001 par value at June 30, 2010 and December 31, 2009	2,949,827	2,630,593
	2,949,827	2,630,593
STOCKHOLDERS’ EQUITY:
Common stock — authorized, 170,000,000 shares; issued and outstanding; 77,713,398 of $.0001 par value at June 30, 2010 and December 31, 2009	7,771	7,771
Additional paid-in capital	50,895,666	51,187,754
Accumulated deficit	(48,851,969)	(50,087,293)
TOTAL STOCKHOLDERS’ EQUITY	2,051,468	1,108,232
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,865,887	$6,097,201

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Revenues
Services	$112,345	$84,154	$204,388	$215,504
License fees and other	1,320,706	196,531	2,204,838	603,375
	1,433,051	280,685	2,409,226	818,879
Costs and other expenses
Cost of services	19,760	15,291	50,188	32,709
Cost of license fees and other	84,081	53,140	163,753	172,802
	103,841	68,431	213,941	205,511
Gross Profit	1,329,210	212,254	2,195,285	613,368

Operating Expenses
Selling, general and administrative	897,442	846,753	1,597,462	1,725,214
Research, development and engineering	275,135	223,510	559,924	473,777
	1,172,577	1,070,263	2,157,386	2,198,991
Operating profit (loss)	156,633	(858,009)	37,899	(1,585,623)
Other income (expenses)
Derivative and warrant fair value adjustments	190,577	(19,646)	977,287	(54,977)
Interest income	60,953	—	120,952	—
Interest expense	(164,347)	(12,752)	(327,083)	(36,245)
Other	—	—	—	(3,375)
	87,183	(32,398)	771,156	(94,597)
Income (loss) from continuing operations	243,816	(890,407)	809,055	(1,680,220)
Income (loss) from discontinued operations	(9,050)	1,030,177	426,269	2,042,039
Net income	234,766	139,770	1,235,324	361,819
Convertible preferred stock dividends and accretion	(160,499)	(365,636)	(319,234)	(727,254)
Income (loss) available to common stockholders	$83,317	$(1,256,043)	$489,821	$(2,407,474)
Basic Earnings per Common Share:
Income (loss) from continuing operations	$0.00	$(0.01)	$0.01	$(0.04)
Income (loss) from discontinued operations	0.00	0.01	0.00	0.03
Net income (loss)	$0.00	$0.00	$0.01	$(0.01)

Diluted Earnings per Common Share:
Income (loss) from continuing operations	$0.00	$(0.01)	$0.00	$(0.04)

Weighted Average Shares Outstanding:
Basic	77,713,398	71,291,168	77,713,398	69,892,130
Diluted	90,976,643	71,306,168	91,094,752	70,682,130

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2010	2009

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$1,235,324	$361,819
Less:
Income from discontinued operations	(426,269)	(2,042,039)
Income (loss) from continuing operations	809,055	(1,680,220)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Derivative and warrant fair value adjustments	(977,287)	54,976
Depreciation	12,881	9,313
Amortization
Intangible assets	5,959	15,614
Discount on convertible debt related to derivatives	326,901	—
Share-based compensation	25,747	59,769
Change in assets and liabilities:
Accounts receivable trade	(1,076,496)	(49,185)
Inventory	2,228	(6,818)
Prepaid expenses and other	(36,877)	(24,181)
Accounts payable	112,982	(11,310)
Accrued liabilities	(81,726)	188,836
Note payable	—	—
Deferred revenue	125,346	(108,419)
Net cash used for continuing operations	(751,287)	(1,551,625)
Net provided by discontinued operations	427,668	463,750
Net cash used for operating activities	(323,619)	(1,087,875)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,982)	(5,436)
Deposits	—	(899)
Transfer of funds from restricted cash	40,500	—
Net cash provided by (used for) continuing operations	35,518	(6,335)
Net cash used for discontinued operations	—	(17,936)
Net cash provided by (used for) investing activities	35,518	(24,271)
CASH FLOW FROM FINANCING ACTIVITIES:
Dividends	—	(37,207)
Net cash used for financing activities	—	(37,207)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(288,101)	(1,149,353)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	792,426	1,712,912
CASH AND CASH EQUIVALENTS, END OF PERIOD	$504,325	$563,559

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2010	2009

Cash paid for:
Interest	$—	$36,246

Issuance of common stock through conversion of principal and dividends outstanding on preferred stock	—	443,707

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 (Unaudited)

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

2.                                       LIQUIDITY AND CAPITAL RESOURCE MATTERS

We have incurred significant losses to date, and at June 30, 2010, we had an accumulated deficit of approximately $49 million. In addition, broad commercial acceptance of our technology is critical to the Company’s success and ability to generate future revenues. If the Company is unable to generate sufficient revenue to meet our goals, we will need to obtain additional third-party financing to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. No assurance can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained by the Company in order to meet its needs, or that such financing would not be dilutive to existing shareholders.

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

As consideration for the Asset Sale, Buyer paid the Company an aggregate purchase price of approximately $11.3 million. Of that amount, approximately $7.0 million was paid in cash at the closing of the Asset Sale, and approximately $300,000 was paid pursuant to the working capital adjustment provided for in the Purchase Agreement.  Buyer also issued a promissory note (the “Note”) in the original principal amount of $4.0 million in favor of the Company.  The Note is to be paid in three equal annual installments beginning on December 8, 2010 and will bear interest, payable on a quarterly basis, at a rate per annum equal to six percent (6%) compounded annually on the principal sum from time to time outstanding.  The Note is guaranteed by SilkRoad Equity, LLC (“SilkRoad”), a private investment firm and a principal owner of Buyer, and is secured by all of the intellectual property assets of the Business transferred to Buyer as part of the Asset Sale.  In addition, at the closing of the Asset Sale, the Company issued to SilkRoad a warrant to purchase up to 8 million shares of the Company’s common stock at an exercise price of $0.30 per share.  This warrant will expire if not exercised prior to the fifth anniversary of the closing.

Prior to the sale, the Business had been reported as a separate segment. The Business has been reported as a discontinued operation and all periods presented have been recast accordingly to reflect these operations as discontinued.

During the period ended June 30, 2010, the Company recorded income of approximately $483,000 from a contract delivered under our arrangement with Buyer which was reduced by expenses for professional fees, resulting in net income from discontinued operations of approximately $426,000.  The

Company does not expect any additional income from discontinued operations in the future.  The Company and Buyer agreed to extend the period that Buyer could assert potential post closing purchase price adjustments to August 3, 2010.

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

The compensation expense recognized under ASC 718 increased the Company’s loss from continuing operations by $14,257 and $10,179, and $25,747 and $59,769 for the three and six months ended June 30, 2010 and 2009, respectively, with no effect per share (basic and diluted).

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited condensed interim consolidated statements of operations:

	Three Months Ended June 30,	Three Months Ended June 30,
	2010	2009

Cost of services	$—	$—
Selling, general and administrative	5,462	8,324
Research, development and engineering	8,795	1,855
	$14,257	$10,179

	Six Months Ended June 30,	Six Months Ended June 30,
	2010	2009

Cost of services	$—	$—
Selling, general and administrative	10,810	48,902
Research, development and engineering	14,937	10,867
	$25,747	$59,769

Valuation Assumptions for Stock Options

For the three months ended June 30, 2010 and 2009, zero and 15,000 stock options were granted, respectively. For the six months ended June 30, 2010 and 2009, 410,000 and 790,000 stock options were granted, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,
	2010	2009
Risk free interest rate	N/A	1.85%
Expected life of options (in years)	N/A	4.5
Expected dividends	N/A	0%
Volatility of stock price	N/A	87%

	Six Months Ended June 30,
	2010	2009
Risk free interest rate	2.36%	1.83-1.85%
Expected life of options (in years)	4.25	4.5
Expected dividends	0%	0%
Volatility of stock price	115%	87%

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

EQUITY COMPENSATION PLAN INFORMATION

1996 Stock Option Plan

During 1996, the Board of Directors and stockholders of the Company adopted the 1996 Stock Option Plan (the “1996 Plan”). Under the 1996 Plan, 750,000 shares of common stock are reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 100% of fair market value for incentive stock options and 50% for all others options. The term of stock options granted could not exceed ten years. Options issued under the 1996 Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined in the 1996 Plan, all options outstanding vest immediately. The 1996 Plan expired in May 2005.

1999 Stock Option Plan

During 1999, the Board of Directors of the Company adopted the 1999 Stock Option Plan (the “1999 Plan”). The 1999 Plan was not presented to stockholders for approval and thus incentive stock options were not available under the plan. Under the 1999 Plan, 2,000,000 shares of common stock were reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which could not be below 85% of fair market value. The term of non-statutory stock options granted may not exceed ten years. Options issued under the 1999 Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined in the 1999 Plan, all options outstanding vest immediately. The 1999 Plan expired in August 2009.

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

Non-Plan Stock Options

Periodically, the Company has granted options outside of the 1996, 1999, and 2004 Plans to various employees and consultants. In the event of change in control, as defined in the relevant agreements with receipients, certain of the non-plan options outstanding vest immediately.

Stock Option Activity

The following table summarizes stock option activity for the six months ended June 30, 2010:

	Number of Options					Weighted average exercise	Weighted average remaining life	Aggregate intrinsic
	1996 Plan	1999 Plan	2004 Plan	Non Plan	Total	price	(in years)	value
Outstanding, as of December 31, 2009	45,000	500,000	2,073,189	1,329,841	3,948,030	$0.24

Granted	—	—	410,000	—	410,000	0.45
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Expired	—	—	(2,500)	—	(2,500)	0.67
Outstanding, as of June 30, 2010	45,000	500,000	2,480,689	1,329,841	4,355,530	0.26	4.09	$58,038
Vested or expected to vest at June 30, 2010					4,199,081	0.25	4.01	$56,394
Exercisable at June 30, 2010					3,701,695	0.24	3.75	$50,706

The options outstanding and exercisable at June 30, 2010 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)	Number exercisable	Weighted average exercise price
$ 0.07-0.21	1,596,272	$0.11	5.12	1,352,437	$0.11
0.22-0.40	2,299,258	0.30	3.07	2,229,258	0.30
0.41-0.68	385,000	0.46	.05	45,000	0.47
0.69-0.94	75,000	0.94	1.34	75,000	0.94
$ 0.07-0.94	4,355,530			3,701,695

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.16 as of June 30, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2010 was 1,224,937.

The weighted average fair value of options granted during the three months ended June 30, 2009 was $0.05 per share, and during the six months ended June 30, 2010 and June 30, 2009 was $0.162 and $0.056 per share, respectively.

As of June 30, 2010 future compensation cost related to nonvested stock options is approximately $82,985 and will be recognized over an estimated weighted average period of approximately 1.37 years.

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

The reconciliation of the numerators of the basic and diluted EPS calculations was as follows for both of the following three and six month periods ended June 30:

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009

Basic Numerator:

Income (loss) from continuing operations	$243,816	$(890,407)	$809,055	$(1,680,220)
Convertible preferred stock dividends and accretion	(160,499)	(365,636)	(319,234)	(727,254)
Income (loss) available to common stockholders (basic EPS)	$83,317	$(1,256,043)	$489,821	$(2,407,474)

Basic Denominator	77,713,398	71,291,168	77,713,398	69,892,130
Per Share Amount	0.00	(0.01)	0.01	(0.04)

The following table summarizes the potential weighted average shares of common stock for diluted per share calculation. Additional shares are excluded for the three and six month periods ended June 30, 2009, because the effect of including these potential shares was antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Preferred Stock	10,185,667	33,155,440	10,185,667	33,155,440
Convertible Debt	2,459,857	—	2,459,857	—
Stock Options	617,722	790,000	735,831	790,000
Potentially dilutive securities	13,263,245	33,945,440	13,381,354	33,945,440

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009

Dilutive Numerator:

Income (loss) available to common stockholders (basic EPS)	$83,317	$(1,256,043)	$489,821	$(2,407,474)
Convertible preferred stock dividends and accretion	160,499	—	319,234	—
Convertible debt interest recognized	164,347	—	326,935	—
Reversed derivative change in fair market value	(170,968)	—	(869,852)	—
Income (loss) available to common stockholders (dilutive EPS)	$237,195	$(1,256,043)	$266,138	$(2,407,474)

Dilutive Denominator:	90,976,643	71,306,168	91,094,752	70,682,130
Per Share Amount	0.00	(0.01)	0.00	(0.04)

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Stock options	2,984,258	6,335,441	2,789,258	6,335,441
Warrants	15,369,948	6,136,899	15,369,948	6,136,899
Total	18,354,206	12,472,340	18,159,206	12,472,340

6.                                            NOTE RECEIVABLE

Notes receivable consisted of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Note Receivable — Current	$1,334,000	$1,334,000
Note Receivable — Non-Current	2,666,000	2,666,000

Total	$4,000,000	$4,000,000

As consideration for the Asset Sale (see “Note 3 — Discontinued Operations”), Buyer paid the Company an aggregate purchase price of approximately $11.3 million. Of that amount, approximately $7.0 million was paid in cash at the closing of the Asset Sale, and approximately $300,000 was paid pursuant to the working capital adjustment provided for in the Purchase Agreement.  Buyer also issued a promissory note (the “Note”) in the original principal amount of $4.0 million in favor of the Company.  The Note is to be paid in three equal annual installments beginning on the first anniversary of the closing and will bear interest, payable on a quarterly basis, at a rate per annum equal to six percent (6%) compounded annually on the principal sum from time to time outstanding.  The Note is guaranteed by SilkRoad, a private investment firm and a principal owner of Buyer, and is secured by all of the intellectual property assets that were sold to Buyer.

7.                                       EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Equipment	$240,930	$235,948
Furniture and fixtures	99,199	99,199
Software	28,624	28,624
Leasehold improvements	39,975	39,975
	408,728	403,746

Less accumulated depreciation and amortization	(377,384)	(364,503)

Total	$31,344	$39,243

8.                                      OTHER INTANGIBLE ASSETS

Other intangible assets as of June 30, 2010 consisted of the following:

	June 30, 2010			December 31, 2009
	(Unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents and patents pending	287,248	(62,948)	224,300	287,248	(56,989)	230,259

Total	$287,248	$(62,948)	$224,300	$287,248	$(56,989)	$230,259

Aggregate amortization expense for the three months ended June 30, 2010 and 2009, was $2,980 and $2,946 respectively, and was $5,959 and $15,614 for the six months ended June 30, 2010 and 2009 respectively.

9.                                      RESTRICTED CASH

During 2008, the Company extended its property lease at the Marlborough, MA location. Pursuant to the agreement BIO-key was to maintain a security deposit in the form of an irrevocable letter of credit in the amount of $40,500. However, BIO-key and the landlord for the property subsequently agreed to have BIO-key place the funds in a third party escrow account, to be returned at the conclusion of the lease term, in August 2011. Pursuant to the sale of the Company’s Law Enforcement Business to Buyer in December 2009 (see “Note 3 — Discontinued Operations”), the Company is no longer situated at this location, and in June 2010 assigned its obligations under the lease to Buyer.

10.                               NOTES PAYABLE, CONVERTIBLE DEBT FINANCING / WARRANTS

Convertible Promissory Notes

On November 12, 2009, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”), pursuant to which the Company and the holders of the outstanding shares of the Company’s Series A Convertible Preferred Stock, agreed to exchange (a) their shares of Series A Convertible Preferred Stock for an equal number of shares of the Company’s Series D Convertible Preferred Stock, and Warrants to purchase up to an aggregate of 5,000,000 shares of the Company’s Common Stock, at an exercise price of $0.30 per share, and (b) all dividends accrued and unpaid, totaling $737,957, on their shares of Series A Convertible Preferred Stock for Seven Percent (7%) Convertible Promissory Notes (the “Convertible Notes”). One of the Noteholders is Thomas J. Colatosti, the Company’s Chairman of the Board. At June 30, 2010, the Company owed him $64,878.

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

As of June 30, 2010, the derivatives were valued at $34,480. Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 74%; and risk free annual interest rate of 0.22% as well as probability analysis related to trading volume restrictions.

The initial fair values of the warrants and derivatives were recorded as discounts to the Convertible Notes and are being amortized to interest expense over the expected term of the debt, using the effective interest method. At June 30, 2010, the unamortized discount on the Convertible Notes was $332,237.

Convertible note financing and warrants consisted of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Current Portion
2005
FMV of warrants	$—	$47,773
2006
FMV of warrants	4,239	—
2009
Convertible promissory notes	737,957	737,957
Discount	(332,237)	(659,138)
FMV of embedded derivatives	34,480	344,891
Total	$444,439	$471,483

Long-Term Portion

2006
FMV of warrants	—	63,901
Total	$—	$63,901

2005 and 2006 Warrants

The account balance shown represents the fair market value of warrants issued in conjunction with debt offerings undertaken from the 2005 to 2006 fiscal years. The warrants are classified as liabilities and were valued using the Black Scholes Option Pricing model with the following assumptions:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Dividend Yield	0%	0%
Annual volatility	74%	107-156%
Risk-free interest rate	0.22%	0.20-0.47%

2009 Convertible Promissory Notes

The account balance shown represents the fair market value of convertible promissory notes issued in 2009. The notes are valued using the Binomial Option model with the following assumptions:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Dividend Yield	0%	0%
Annual volatility	74%	148%
Risk-free interest rate	0.22%	0.47%

11.                               ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Compensation	$106,999	$92,860
Compensated absences	154,364	143,387
Dividends Payable	128,644	128,644
Tax payable	5,000	188,000
Other	232,032	155,874

Total	$627,039	$708,765

12.                               REDEEMABLE PREFERRED STOCK

Series D Convertible Preferred Stock

The Company issued 30,557 shares of its redeemable Series D Convertible Preferred Stock to The Shaar Fund, Ltd. and Thomas Colatosti on December 28, 2009, in exchange for 30,557 shares of Series A Convertible Preferred Stock held by those shareholders. Each share of Series D Preferred Stock has an Original Issue Price of $100.00 per share and is entitled to a dividend of 7% per annum of the liquidation preference. Each holder has the option to convert its shares of Series D Preferred Stock at any time into a number of shares of the Company’s common stock equal to the Original Issue Price plus accumulated and unpaid dividends divided by the conversion price of $0.30 per share. This conversion price is subject to adjustment if common stock is issued by the Company subsequent to the original issue date of the Series D Preferred Stock, except for other conversions, options, warrants, dividends paid in stock or pursuant to an acquisition by the Company, at a price per share less than the conversion price. Mandatory redemption of all of the Series D Preferred Stock shares is scheduled to occur on December 31, 2010 by the Company paying cash equal to $100.00 per share together with all accrued and unpaid dividends.  In any liquidation of the Company, each share of Series D Preferred Stock is entitled to a liquidation preference before any distribution may be made on the Company’s common stock.

As of June 30, 2010, 100,000 Series D Preferred Stock shares were authorized, 30,557 of which were issued and outstanding, at a par value of $0.0001 and a liquidation preference of $100.00 with accumulated dividends in arrears of $109,326, which have been accreted to the principal balance of the Series D Preferred Stock.

The Series D Preferred Stock contains features that are considered embedded derivative financial instruments:  Preferred Stock’s conversion option:  The Preferred Stock is convertible at the Holder’s option at any time at the fixed conversion price of $0.30 per share; Semi Annual Dividends Conversion Option:  Holders have the option to convert the Preferred Stock’s semi-annual dividend payment at any time at the fixed conversion price of $0.30 per share.  These features have been bifurcated and recorded on the Company’s balance sheet as liabilities, at their fair value. As of June 30, 2010, these embedded derivatives were valued at $4,158.  An amount equal to the original value of the derivatives was recorded as a discount to the Series D Preferred Stock.  The discount is being accreted to the principal balance of the Series D Preferred Stock, using the effective interest method, over the expected term of the Series D Preferred Stock.  At June 30, 2010, the unamortized discount on the Series D Preferred Stock was $215,199.

13.                               STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 170,000,000 shares of common stock, $.0001 par value per share, of which 77,713,398 shares were outstanding as of June 30, 2010.

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

Warrants

The Company has issued warrants to certain creditors, investors, investment bankers and consultants. A summary of warrant activity is as follows:

	Total Warrants	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value
Outstanding, as of December 31, 2009	16,775,791	$0.33	4.09

Granted	—	—
Exercised	—	—
Expired	(1,405,843)	$0.52
Outstanding, as of June 30, 2010	15,369,948	0.32	3.93	$—
Vested or expected to vest at June 30, 2010	15,369,948	0.32	3.93	—
Exercisable at June 30, 2010	15,369,948	0.32	3.93	—

The warrants outstanding and exercisable at June 30, 2010 were in the following exercise price ranges:

	Warrants outstanding and Exercisable
Range of exercise prices	Number of warrants	Weighted average remaining life (in years)

$0.30	14,836,615	4.03
0.75	533,333	1.11
	15,369,948

14.                               SEGMENT INFORMATION

The Company has determined that its continuing operations are one discrete segment consisting of Biometric products. Prior to the sale of the Law Enforcement division in December 2009, that division had been reported as a separate segment. Geographically, North American sales accounted for approximately 96% and 97% of the Company’s total sales for the three and six months ended June 30, 2010 and 2009, respectively.

15.                               INCOME TAXES

The Company has a valuation allowance against the full amount of its net deferred taxes. The Company currently provides a valuation allowance against deferred taxes when it is more likely than not that some portion, or all of its deferred tax assets will not be realized.

For the six months ended June 30, 2010, $5,000 has been accrued for state and federal tax liabilities.

16.                               SUBSEQUENT EVENT

The Company has evaluated subsequent events through the date of filing.

On July 27, 2010, the Company received a request from a holder of an outstanding 7% Convertible Promissory Note issued by the Company to convert $55,694 of principal and interest due under the Note into 442,015 shares of the Company's common stock in accordance with the terms of the Note. The shares were issued on July 27, 2010.

17.                               FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, are carried at, or approximate, fair value because of their short-term nature.

The Company’s derivative financial instruments consisted of embedded derivatives related to the Convertible Notes Payable as well as the Series D Convertible Preferred Stock. These embedded derivatives include certain conversion features on debt principal and accrued interest therein, and also preferred principal and accumulated and unpaid dividends therein. The Company also issued warrants to purchase shares of the Company’s Common stock as part of various debt and preferred equity financings. The accounting treatment of the warrants and derivatives requires that the Company record the warrants and derivatives at their relative fair value.  The Company utilizes both the Binomial Option Pricing Model and the Black Scholes Option Pricing Model.   See Notes 10 and 12 for a further discussion.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2010

AS COMPARED TO JUNE 30, 2009

Consolidated Results of Operations - Percent Trend

	Three Months Ended June 30,
	2010	2009
Revenues
Services	8%	30%
License fees and other	92%	70%
	100%	100%
Costs and other expenses
Cost of services	1%	5%
Cost of license fees and other	6%	19%
	7%	24%
Gross Profit	93%	76%

Operating expenses
Selling, general and administrative	63%	301%
Research, development and engineering	19%	80%
	82%	381%
Operating profit (loss)	11%	-305%

Other deductions
Total other deductions	6%	-12%
Income (loss) from continuing operations	17%	-317%
Income (loss) from discontinued operations	-1%	367%
Net Income	16%	50%

	Three months ended
	June 30,
	2010	2009	$ Change	% Change

Revenues
Service	$112,345	$84,154	$28,191	33%
License & other	1,320,706	196,531	1,124,175	572%
Total Revenue	$1,433,051	$280,685	$1,152,366	411%

Cost of goods sold
Service	$19,760	$15,291	$4,469	29%
License & other	84,081	53,140	30,941	58%
Total COGS	$103,841	$68,431	$35,410	52%

Revenues

For the three months ended June 30, 2010, service revenue increased 33% from the same period in 2009 as the Company added new maintenance customers.  License and other revenue for the three months ended June 30, 2010 increased by 572% attributable to several large orders from new customers and additional orders from current customers.

Costs of goods sold

For the three months ended June 30, 2010, cost of services increased approximately 29% from the same period in 2009 due to increased customer support for the expanding customer base.

License and other costs increased 58% for the three months ended June 30, 2010 from the same period in 2009 by approximately $31,000 due to an increase hardware orders and associated costs.

Selling, general and administrative

	Three months ended
	June 30,
	2010	2009	$ Change	% Change

Selling, general and administrative	$897,442	$846,753	$50,689	6%

Selling, general and administrative expenses increase by 6% for the three months ended June 30, 2010 from the same period in 2009 for commission expenses and referral fees related to increased revenue.

Research, development and engineering

	Three months ended
	June 30,
	2010	2009	$ Change	% Change

Research, development and engineering	$275,135	$223,510	$51,625	23%

For the three months ended June 30, 2010, research, development and engineering costs increased 23% from the same period in 2009 as the Company employed temporary outside services for specific new projects.

Other income and expense

	Three months ended
	June 30,
	2010	2009	$ Change	% Change

Derivative and warrant fair value adjustments	$190,577	$(19,646)	$210,223	1070%
Interest income	60,953	—	60,953	100%
Interest expense	(164,347)	(12,752)	(151,595)	1189%

Total	$87,183	(32,398)	$119,581	369%

For the quarter ended June, 2010, the change in derivative and warrant fair value adjustments increased, when compared to same quarter 2009, due to changes in the fair market value of embedded derivatives and detachable warrants issued with convertible debt in 2005, 2006 and 2009. The fair value of the derivatives will fluctuate based on; our stock price on the valuation date, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate, and the time to maturity of the outstanding debt at different points in time. Stock price and volatility are the major drivers behind the movement in the Company’s balances.

For the quarter ended June 30, 2010, the interest income was attributable to the Note Receivable.

For the quarter ended June 30, 2009, the interest expense was attributable to the repayment of the Note Payable.  For the quarter ended June 30, 2010, the interest expense was attributable to the non-cash amortization of the discount.

SIX MONTHS ENDED JUNE 30, 2010 AS COMPARED TO JUNE 30, 2009

Consolidated Results of Operations - Percent Trend

	Six Months Ended June 30,
	2010	2009
Revenues
Services	8%	26%
License fees and other	92%	74%
	100%	100%
Costs and other expenses
Cost of services	2%	4%
Cost of license fees and other	7%	21%
	9%	25%
Gross Profit	91%	75%

Operating expenses
Selling, general and administrative	66%	211%
Research, development and engineering	23%	58%
	89%	269%
Operating profit (loss)	2%	-194%

Other deductions
Total other deductions	32%	-11%
Income (loss) from continuing operations	34%	-205%
Income (loss) from discontinued operations	17%	249%
Net Income (Loss)	51%	44%

	Six months ended
	June 30,
	2010	2009	$ Change	% Change
Revenues
Service	204,388	215,504	(11,116)	-5%
License & other	2,204,838	603,375	1,601,463	265%
Total Revenue	$2,409,226	$818,879	$1,590,347	194%

Cost of goods sold
Service	50,188	32,709	17,479	53%
License & other	163,753	172,802	(9,049)	-5%
Total COGS	$213,941	$205,511	$8,430	4%

Revenues

Service revenue for the six months ended June 30, 2009 decreased 5% as the Company performed fewer customized software service, offset by an increased maintenance customer base compared to the prior year’s corresponding period.  License and other revenue for the six months ended June 30, 2010 increased by 265% due to several large orders from new customers and additional orders from current customers.

Costs of goods sold

For the six months ended June 30, 2010, cost of services increased approximately $17,000 from the same period in 2009 due to increased customer support for the expanding customer base.  License and other costs decreased slightly for the six months ended June 30, 2010 from the same period in 2009 by approximately $9,000 due to the specific customer requirements for third party software.

Selling, general and administrative

	Six months ended
	June 30,
	2010	2009	$ Change	% Change

Selling, general and administrative	$1,597,462	$1,725,214	$(127,752)	-7%

Selling, general and administrative costs for the six months ended June 30, 2010 decreased 7% from the same period in 2009.  The six months ended June 30, 2009 included $34,000 more than the same period in 2010 in non-cash compensation charges in accordance with the provisions of ASC 718-10. Reduction in legal and professional services expenses were also significant contributors to the decrease, offset by increased commission and referral fee expenses.

Research, development and engineering

	Six months ended June 30,
	2010	2009	$ Change	% Change

Research, development and engineering	$559,924	$473,777	$86,147	18%

For the six months ended June 30, 2010, research, development and engineering costs increased 18% from the six months ended June 30, 2009 related to temporary outside services expenses for specific new projects.

Other income and expense

	Six months ended
	June 30,
	2010	2009	$ Change	% Change

Derivative and warrant fair value adjustments	$977,287	$(54,977)	$1,032,264	1,878%
Interest income	120,952	—	120,952	100%
Interest expense	(327,083)	(36,245)	(290,838)	802%
Other expense	—	(3,375)	3,375	-100%

Total	$771,156	$(94,597)	$865,753	915%

For the six months ended June, 2010, the change in derivative and warrant fair value adjustments increased, when compared to same period 2009, due to changes in the fair market value of embedded derivatives and detachable warrants issued with convertible debt in 2005, 2006 and 2009. The fair value of the derivatives will fluctuate based on; our stock price on the valuation date, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate, and the time to maturity of the outstanding debt at different points in time. Stock price and volatility are the major drivers behind the movement in the Company’s balances.

For the six months ended June 30, 2010, the interest income was attributable to the Note Receivable.

For the six months ended June 30, 2009, the interest expense was attributable to the repayment of the Note Payable.  For the six months ended June 30, 2010, the interest expense was attributable to the non-cash amortization of the discount.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2010, net cash used in continuing operations was approximately $751,000.  The cash used for continuing operations was primarily due to the following items:

•                  Negative cash flow due to an increase in accounts receivable of approximately $1,076,000, offset by an increase in deferred revenue of approximately $125,000; and

•                  Positive cash flows from an increase in accounts payable offset by a decrease accrued liabilities for a total of approximately $31,000.

The following non-cash items reflected in the Company’s statement of operations are used to reconcile the net income to the net cash used in operating activities during the six months ended June 30, 2010:

•                  The Company issued convertible notes in 2005 and 2006 and preferred stock in 2009, all of which contained embedded derivatives, and associated warrants. During the six months ended June 30, 2010, the Company realized gains of approximately $977,000 related to the decrease in value of the derivatives and associated warrants. The decrease in value is driven mainly by the decrease in value of the underlying BIO-key stock.

•                  The Company recorded the amount equal to the original value of the derivatives as a discount to the preferred stock which is being accreted to the principal balance. The Company recorded approximately $327,000 for discount charges during the six months ended June 30, 2010.

•                  The Company recorded approximately $26,000 of charges during the six months ended June 30, 2010 for the expense of issuing options to employees for services.

Working capital at June 30, 2010 was approximately $2,079,000, as compared to approximately $868,000 at December 31, 2009, the improvement of which was driven mainly by the increase in accounts receivable and the decrease in redeemable preferred stock derivative as a result of the decrease in our stock price.

Since January 7, 1993 (date of inception), our capital needs have been principally met through proceeds from the sale of equity and debt securities.

We do not expect any material capital expenditures during the next twelve months.

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Liquidity outlook

At June 30, 2010, our total of cash and cash equivalents was $504,325, as compared to $792,426 at December 31, 2009.

As discussed above, the Company has financed itself in the past through access to the capital markets by issuing convertible debt securities, convertible preferred stock and common stock. We currently require approximately $360,000 per month to conduct our operations. During the first six months of the 2010, we generated approximately $2,409,000 of revenue. While the Company expects to increase revenue through the remainder of 2010, there can be no assurance that we will achieve that goal.

The Company’s outstanding shares of Series D Convertible Preferred Stock are redeemable in cash by the holders of such shares on December 31, 2010.  This obligation also continues to accrue dividends.

If we are unable to generate sufficient revenue to meet our goals, we will need to obtain additional third-party financing to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. Therefore, we will need to obtain additional financing through the issuance of debt or equity securities, or to restructure our financial position, potentially through similar transactions to those consummated during 2006, 2007 and 2009.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2010 was carried out by the Company under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

During the review of the Company’s operating results for the period covered by this report, our CEO and CFO determined that, as of June 30, 2010, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms.  Our management reached this conclusion after identifying our system to capture disclosure items, our internal process of review for account reconciliations, our documentation of internal controls and our internal process for preparing our quarterly report on Form 10-Q for the quarterly period ended June 30, 2010 as being adequate to provide such assurance.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-Key International, Inc.

Dated: August 16, 2010	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer

Dated: August 16, 2010	/s/ Cecilia Welch
Cecilia Welch
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1(1)	Certificate of CEO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

31.2 (1)	Certificate of CFO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

32.1(1)	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350

32.2 (1)	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

(1)   Filed herewith