Form 10-Q/A
period 2010-06-30
BIO KEY INTERNATIONAL INC
filed 2010-08-24
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

On August 16, 2010 BIO-Key International, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the period ended June 30, 2010 (the “Original Report”).  The sole purpose of this Amendment No. 1 to Quarterly Report on Form 10-Q/A is to correct certain typographical errors contained in the Original Report.  Specifically, the Consolidated Statements of Operations contained in the Original Report incorrectly listed the Income (loss) available to common stockholders at the three months ended June 30, 2010 as “83,317”, which should have been “74,267”, at three months ended June 30, 2009 as “$(1,256,043)”, which should have been “$(225,866)”, and at the six months ended June 30, 2010 as “$489,821”, which should have been “$916,090”, and at the six months ended June 30, 2010 as “(2,407,474)”, which should have been “(365,435)”.   Except for the typographical errors corrected hereby, this Form 10-Q/A does not amend, update or change any other information contained in the Original Report.

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

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Revenues
Services	$112,345	$84,154	$204,388	$215,504
License fees and other	1,320,706	196,531	2,204,838	603,375
	1,433,051	280,685	2,409,226	818,879
Costs and other expenses
Cost of services	19,760	15,291	50,188	32,709
Cost of license fees and other	84,081	53,140	163,753	172,802
	103,841	68,431	213,941	205,511
Gross Profit	1,329,210	212,254	2,195,285	613,368

Operating Expenses
Selling, general and administrative	897,442	846,753	1,597,462	1,725,214
Research, development and engineering	275,135	223,510	559,924	473,777
	1,172,577	1,070,263	2,157,386	2,198,991
Operating profit (loss)	156,633	(858,009)	37,899	(1,585,623)
Other income (expenses)
Derivative and warrant fair value adjustments	190,577	(19,646)	977,287	(54,977)
Interest income	60,953	—	120,952	—
Interest expense	(164,347)	(12,752)	(327,083)	(36,245)
Other	—	—	—	(3,375)
	87,183	(32,398)	771,156	(94,597)
Income (loss) from continuing operations	243,816	(890,407)	809,055	(1,680,220)
Income (loss) from discontinued operations	(9,050)	1,030,177	426,269	2,042,039
Net income	234,766	139,770	1,235,324	361,819
Convertible preferred stock dividends and accretion	(160,499)	(365,636)	(319,234)	(727,254)
Income (loss) available to common stockholders	$74,267	$(225,866)	$916,090	$(365,435)
Basic Earnings per Common Share:
Income (loss) from continuing operations	$0.00	$(0.01)	$0.01	$(0.04)
Income (loss) from discontinued operations	0.00	0.01	0.00	0.03
Net income (loss)	$0.00	$0.00	$0.01	$(0.01)

Diluted Earnings per Common Share:
Income (loss) from continuing operations	$0.00	$(0.01)	$0.00	$(0.04)

Weighted Average Shares Outstanding:
Basic	77,713,398	71,291,168	77,713,398	69,892,130
Diluted	90,976,643	71,306,168	91,094,752	70,682,130

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

BIO-Key International, Inc.

Dated: August 24, 2010	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer

Dated: August 24, 2010	/s/ Cecilia Welch
Cecilia Welch
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1(1)	Certificate of CEO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

31.2 (1)	Certificate of CFO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

32.1(1)	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350

32.2 (1)	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

(1)   Filed herewith