Form 10-Q
period 2010-09-30
BIO KEY INTERNATIONAL INC
filed 2010-11-12
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of November 12, 2010 were 78,155,413.

BIO-KEY INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$662,519	$792,426
Restricted cash	—	40,500
Accounts receivable, net of allowance for doubtful accounts of $11,526 at September 30, 2010 and December 31, 2009	908,398	847,215
Note receivable, current portion	1,334,000	1,334,000
Inventory	13,482	14,935
Prepaid expenses and other	129,325	123,911
Total current assets	3,047,724	3,152,987
Equipment and leasehold improvements, net	32,238	39,243
Deposits and other assets	8,712	8,712
Note receivable, net of current portion	2,666,000	2,666,000
Intangible assets—less accumulated amortization	221,321	230,259
Total non-current assets	2,928,271	2,944,214
TOTAL ASSETS	$5,975,995	$6,097,201

LIABILITIES
Accounts payable	$254,017	$340,241
Accrued liabilities	621,142	708,765
Deferred revenue	337,871	200,996
Convertible notes, derivatives and warrants	610,078	471,483
Redeemable preferred stock derivatives	21,327	563,599
Total current liabilities	1,844,435	2,285,084
Warrants	—	63,901
Deferred revenue	5,268	9,391
Total non-current liabilities	5,268	73,292
TOTAL LIABILITIES	1,849,703	2,358,376
Commitments and contingencies

Series D redeemable convertible preferred stock: authorized, 100,000 shares (liquidation preference of $100 per share); issued and outstanding 30,557 shares of $.0001 par value at September 30, 2010 and December 31, 2009	3,112,090	2,630,593
	3,112,090	2,630,593
STOCKHOLDERS’ EQUITY:
Common stock — authorized, 170,000,000 shares; issued and outstanding; 78,155,413 and 77,713,398 of $.0001 par value at September 30, 2010 and December 31, 2009	7,815	7,771
Additional paid-in capital	50,802,147	51,187,754
Accumulated deficit	(49,795,760)	(50,087,293)
TOTAL STOCKHOLDERS’ EQUITY	1,014,202	1,108,232
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,975,995	$6,097,201

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenues
Services	$112,090	$88,479	$316,478	$303,983
License fees and other	434,286	435,872	2,639,124	1,039,247
	546,376	524,351	2,955,602	1,343,230
Costs and other expenses
Cost of services	30,203	15,499	80,391	48,208
Cost of license fees and other	175,967	179,286	339,720	352,088
	206,170	194,785	420,111	400,296
Gross Profit	340,206	329,566	2,535,491	942,934

Operating Expenses
Selling, general and administrative	817,348	749,771	2,414,810	2,474,986
Research, development and engineering	265,682	245,318	825,607	719,095
	1,083,030	995,089	3,240,417	3,194,081
Operating loss	(742,824)	(665,523)	(704,926)	(2,251,147)
Other income (expenses)
Derivative and warrant fair value adjustments	(44,768)	(102,193)	932,520	(157,170)
Interest income	61,343	405	182,295	405
Interest expense	(205,448)	—	(532,531)	—
Other	—	(3,774)	—	(7,148)
	(188,873)	(105,562)	582,284	(163,913)
Loss from continuing operations	(931,697)	(771,085)	(122,642)	(2,415,060)
Income (loss) from discontinued operations	(12,093)	701,674	414,176	2,707,468
Net income (loss)	$(943,790)	$(69,411)	$291,534	$292,408

Basic and Diluted Earnings per Common Share (See Note 5):
Loss from continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.05)
Income (loss) from discontinued operations	0.00	0.01	0.01	0.04
Net income (loss)	$(0.01)	$0.00	$0.00	$(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	78,016,082	73,521,550	77,815,401	71,115,231

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2010	2009

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$291,534	$292,408
Less:
Income from discontinued operations	414,176	2,707,468
Income (loss) from continuing operations	(122,642)	(2,415,060)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Derivative and warrant fair value adjustments	(932,520)	157,170
Depreciation	16,905	17,875
Amortization
Intangible assets	8,938	18,540
Discount on convertible debt related to derivatives	532,531	33,701
Share-based compensation	38,597	69,419
Change in assets and liabilities:
Accounts receivable trade	(61,183)	(112,487)
Inventory	1,453	(9,118)
Prepaid expenses and other	(5,414)	(1,284)
Accounts payable	(86,224)	163,999
Accrued liabilities	(99,519)	185,355
Deferred revenue	132,752	(466,656)
Net cash used for continuing operations	(576,326)	(2,358,546)
Net provided by discontinued operations	415,819	1,720,306
Net cash used for operating activities	(160,507)	(638,240)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,900)	(25,085)
Deposits	—	(899)
Transfer of funds from restricted cash	40,500	—
Net cash provided by (used for) continuing operations	30,600	(25,984)
Net cash used for discontinued operations	—	(24,423)
Net cash provided by (used for) investing activities	30,600	(50,407)
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of short-term obligations	—	1,000,000
Repayment of long term obligations	—	(1,082,460)
Dividends	—	(37,207)
Net cash provided by (used for) financing activities	—	(119,667)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(129,907)	(808,314)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	792,426	1,712,912
CASH AND CASH EQUIVALENTS, END OF PERIOD	$662,519	$904,598

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2010	2009

Noncash Investing and Financing Activities:
Issuance of Debt in exchange of discounted Series B redeemable preferred Stock	$—	$398,387
Discount on Series B redeemable preferred Stock	—	130,153
Issuance of Debt in exchange of discounted Series C redeemable preferred Stock	—	1,810,495
Discount on Series C redeemable preferred Stock	—	591,487
Issuance of common stock through conversion of principal, interest and dividends outstanding on preferred stock	—	767,916
Issuance of common stock through conversion of principal and interest on convertible promissory note	55,694	—

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 (Unaudited)

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

Recently Issued Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on its financial position or results of operations.

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

2.                                       LIQUIDITY AND CAPITAL RESOURCE MATTERS

We have incurred significant losses to date, and at September 30, 2010, we had an accumulated deficit of approximately $50 million. In addition, broad commercial acceptance of our technology is critical to the Company’s success and ability to generate future revenues. If the Company is unable to generate sufficient revenue to meet our goals, we will need to obtain additional third-

party financing to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. No assurance can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained by the Company in order to meet its needs, or that such financing would not be dilutive to existing shareholders.

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

As consideration for the Asset Sale, Buyer paid the Company an aggregate purchase price of approximately $11.3 million. Of that amount, approximately $7.0 million was paid in cash at the closing of the Asset Sale, and approximately $300,000 was paid pursuant to the working capital adjustment provided for in the Purchase Agreement.  Buyer also issued a promissory note (the “Note”) in the original principal amount of $4.0 million in favor of the Company.  The Note is to be paid in three equal annual installments beginning on December 8, 2010 and bears interest, payable on a quarterly basis, at a rate per annum equal to six percent (6%) compounded annually on the principal sum from time to time outstanding.  The Note is guaranteed by SilkRoad Equity, LLC (“SilkRoad”), a private investment firm and a principal owner of Buyer, and is secured by all of the intellectual property assets of the Business transferred to Buyer as part of the Asset Sale.  In addition, at the closing of the Asset Sale, the Company issued to SilkRoad a warrant to purchase up to 8 million shares of the Company’s common stock at an exercise price of $0.30 per share.  This warrant will expire if not exercised prior to the fifth anniversary of the closing.

Prior to the sale, the Business had been reported as a separate segment. The Business has been reported as a discontinued operation and all periods presented have been recast accordingly to reflect these operations as discontinued.

During the nine month period ended September 30, 2010, the Company recorded income of approximately $483,000 from a contract delivered under our arrangement with Buyer which was reduced by cost of sales and expenses for professional fees, resulting in net income from discontinued operations of approximately $414,000.  The Company does not expect any additional income from discontinued operations in the future.  The Company and Buyer concluded the post-closing purchase price adjustments on August 3, 2010, which resulted in Buyer paying an additional $76,313 to the Company, and whereby Buyer returned approximately $263,000 of accounts receivable in lieu of a cash payment for the same amount.  The Company has collected approximately $132,000 and is still pursuing payment for the balance due.

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

The compensation expense recognized under ASC 718 increased the Company’s loss from continuing operations by $12,850 and $9,651, and $38,597 and $69,419 for the three and nine months ended September 30, 2010 and 2009, respectively, with no effect per share (basic and diluted).

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited condensed interim consolidated statements of operations:

	Three Months Ended September 30,	Three Months Ended September 30,
	2010	2009

Cost of services	$—	$—
Selling, general and administrative	1,468	2,526
Research, development and engineering	11,382	7,125
	$12,850	$9,651

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2010	2009

Cost of services	$—	$—
Selling, general and administrative	12,278	51,427
Research, development and engineering	26,319	17,992
	$38,597	$69,419

Valuation Assumptions for Stock Options

For the three months ended September 30, 2010 and 2009, 100,000 and 0 stock options were granted, respectively. For the nine months ended September 30, 2010 and 2009, 510,000 and 790,000 stock options were granted, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,
	2010	2009
Risk free interest rate	1.63%	N/A
Expected life of options (in years)	4.5	N/A
Expected dividends	0%	N/A
Volatility of stock price	114%	N/A

	Nine Months Ended September 30,
	2010	2009
Risk free interest rate	2.1-2.22%	1.83-1.85%
Expected life of options (in years)	4.30	4.5
Expected dividends	0%	0%
Volatility of stock price	115%	87%

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

1999 Stock Option Plan

During 1999, the Board of Directors of the Company adopted the 1999 Stock Option Plan (the “1999 Plan”). The 1999 Plan was not presented to stockholders for approval and thus incentive stock options were not available under the plan. Under the 1999 Plan, 2,000,000 shares of common stock were reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which could not be below 85% of fair market value. The term of non-statutory stock options granted could not exceed ten years. Options issued under the 1999 Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined in the 1999 Plan, all options outstanding vest immediately. The 1999 Plan expired in August 2009.

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

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2010:

	Number of Options					Weighted average exercise	Weighted average remaining life	Aggregate intrinsic
	1996 Plan	1999 Plan	2004 Plan	Non Plan	Total	price	(in years)	value
Outstanding, as of December 31, 2009	45,000	500,000	2,073,189	1,329,841	3,948,030	$0.24

Granted	—	—	510,000	—	510,000	0.40
Exercised	—	—	—	—	—	—
Forfeited	(45,000)	—	—	—	(45,000)	0.47
Expired	—	—	(2,500)	—	(2,500)	0.67
Outstanding, as of September 30, 2010	—	500,000	2,580,689	1,329,841	4,410,530	0.25	4.02	$98,806
Vested or expected to vest at September 30, 2010					4,250,224	0.25	3.90	$97,076
Exercisable at September 30, 2010					3,759,862	0.24	3.57	$87,255

The options outstanding and exercisable at September 30, 2010 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)	Number exercisable	Weighted average exercise price
$0.07-0.21	1,696,272	$0.12	5.17	1,455,604	$0.11
0.22-0.40	2,299,258	0.30	2.92	2,229,258	0.30
0.41-0.68	340,000	0.46	6.28	—	—
0.69-0.94	75,000	0.94	1.09	75,000	0.94
$0.07-0.94	4,410,530			3,759,862

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.18 as of September 30, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2010 was 1,425,604.

The weighted average fair value of options granted during the three months ended September 30, 2010 was $0.133 per share, and during the nine months ended September 30, 2010 and September 30, 2009 was $0.188 and $0.087 per share, respectively.

As of September 30, 2010, future compensation cost related to nonvested stock options is $83,481 and will be recognized over an estimated weighted average period of approximately 1.39 years.

5.                                       EARNINGS (LOSS) PER SHARE COMMON STOCK (“EPS”)

The Company’s basic EPS is calculated using net income (loss) available to common shareholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS give effect to dilutive convertible securities, options, warrants, preferred stock and other potential common stock outstanding during the period, only in periods in which such effect is dilutive.

The reconciliation of the numerators of the basic and diluted EPS calculation was as follows for both of the following three and nine month periods ended September 30:

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009

Basic Numerator:

Loss from continuing operations	$(931,697)	$(771,085)	$(122,642)	$(2,415,060)
Convertible preferred stock dividends and accretion	(162,263)	(244,249)	(481,497)	(971,502)
Loss available to common stockholders (basic EPS)	$(1,093,960)	$(1,015,334)	$(604,139)	$(3,386,562)
Basic Denominator	78,016,082	73,521,550	77,815,401	71,115,231
Per Share Amount	$(0.01)	$(0.01)	$(0.01)	$(0.05)

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Preferred Stock	10,185,667	23,533,567	10,185,667	23,533,567
Convertible Debt	2,366,260	—	2,366,260	—
Stock Options	557,272	1,371,272	674,641	1,371,272
Potentially dilutive securities	13,109,199	24,904,839	13,226,568	24,904,839

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Stock options	3,039,258	5,404,169	2,844,258	5,458,169
Warrants	15,369,948	3,775,791	15,369,948	3,775,791
Total	18,409,206	9,179,960	18,314,206	9,233,960

6.                                       NOTE RECEIVABLE

Notes receivable consisted of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)

Note Receivable — Current	$1,334,000	$1,334,000
Note Receivable — Non-Current	2,666,000	2,666,000

Total	$4,000,000	$4,000,000

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

7.                                       EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)

Equipment	$245,848	$235,948
Furniture and fixtures	99,199	99,199
Software	28,624	28,624
Leasehold improvements	39,975	39,975
	413,646	403,746

Less accumulated depreciation and amortization	(381,408)	(364,503)

Total	$32,238	$39,243

8.                                       OTHER INTANGIBLE ASSETS

Other intangible assets as of September 30, 2010 consisted of the following:

	September 30, 2010 (Unaudited)			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents and patents pending	287,248	(65,927)	221,321	287,248	(56,989)	230,259

Total	$287,248	$(65,927)	$221,321	$287,248	$(56,989)	$230,259

Aggregate amortization expense for the three months ended September 30, 2010 and 2009, was $2,979 and $2,946 respectively, and was $8,938 and $8,528 for the nine months ended September 30, 2010 and 2009 respectively.

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

10.                                 NOTES PAYABLE, CONVERTIBLE DEBT FINANCING / WARRANTS

Effective as of July 2, 2009, the Company entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Longview Special Finance, Inc. and Longview Fund, L.P. (collectively, the “Longview Entities”) in order to resolve all matters relating to the litigation initiated by the Longview Entities, in which they were seeking $2,886,563 in damages and an unspecified amount of interest and attorney’s fees from the Company as a result of the Company’s alleged improper failure to redeem their outstanding shares of the Company’s Convertible Preferred Stock (collectively, the “Shares”) in accordance with the terms and conditions of such preferred stock.  Pursuant to the Settlement Agreement, without admission of any liability or fault, the parties agreed to a payment schedule under which the Company was required to pay a total cash settlement amount of $2,164,922, fifty percent (50%) of which was paid on July 7, 2009.  The remaining portion of the settlement amount at interest rate of seventeen percent (17%) per annum was required to be paid in full on or before October 30, 2009.  In return, the Longview Entities agreed to a full and complete release of the Company from all claims that were or could have been alleged in the lawsuit and agreed to relinquish all of the Shares upon receiving final payment of the settlement amount.  From October 30, 2009 until November 12, 2009, interest on the remaining portion of the settlement amount accrued at twenty percent (20%) per annum.  On November 12, 2009, the Company paid in full the entire outstanding portion of the settlement amount, together with all accrued and unpaid interest, and satisfied all of its obligations to the Longview Entities under the Settlement Agreement.

On July 7, 2009, the Company issued an unsecured promissory note (the “Note”) in the aggregate principal amount of $1,000,000 to the Shaar Fund, Ltd (“Shaar”).  The Note had an interest rate at eight percent (8%) per annum and was originally due and payable on November 4, 2009. Shaar extended the due date of the Note to the earlier to occur of (i) the fifth business day after the closing of the Asset Sale and (ii) January 31, 2010 pursuant to a Note Amendment and Extension Agreement dated as of November 3, 2009 between the Company and Shaar. Shaar had also made a bridge loan to the Company in the principal amount of $750,000, evidenced by the Company’s unsecured Six Percent (6%) Promissory Note dated as of November 12, 2009.

Shaar and the Company also entered into a Securities Exchange Agreement dated as of November 12, 2009 (the “Exchange Agreement”) as the Company had not paid the dividends that had accrued on its Series A Convertible Preferred Stock (the “Series A Preferred Stock”).  Pursuant to the Exchange Agreement, the Company and the holders of the outstanding shares of the Series A Preferred Stock, such holders being Shaar (27,932 shares) and Thomas J. Colatosti (2,625 shares), agreed to the following:

(a) to exchange their shares of Series A Preferred Stock for an equal number of shares of the Company’s Series D Convertible Preferred Stock (the “Series D Preferred Stock”) and

(b) to issue Seven Percent (7%) Convertible Promissory Notes (the “Convertible Notes”) and Warrants to purchase up to an aggregate of 5,000,000 shares of the Company’s Common Stock, including up to 4,750,000 shares to Shaar and up to 250,000 shares to Mr. Colatosti, at an exercise price of $0.30 per share, for the payment of all dividends accrued and unpaid on their shares of Series A Preferred Stock. See below for a discussion of the accounting treatment of the warrants.

The Convertible Notes may be converted in whole or in part at any time at the option of the holder into shares of the Company’s Common Stock at a price equal to the lower of (i) the average closing price of the Common Stock as quoted by Bloomberg for the ten (10) trading days prior to the date that the notice of conversion is transmitted to the Company, and (ii) $0.30, subject to certain adjustments

On July 27, 2010, one of the Noteholders converted $27,615 of interest and $28,079 of principal into 442,015 shares of common stock, reducing the principal balance to $709,878  One of the Noteholders is Thomas J. Colatosti, the Company’s Chairman of the Board.  At September 30, 2010, the Company owed him $68,360 in principal and interest.

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

As of September 30, 2010, the derivatives were valued at $62,079. Conversion related derivatives were valued using the Binomial Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 74%; and risk free annual interest rate of 0.22% as well as probability analysis related to trading volume restrictions.

The initial fair values of the warrants and derivatives were recorded as discounts to the Convertible Notes and are being amortized to interest expense over the expected term of the debt, using the effective interest method. At September 30, 2010, the unamortized discount on the Convertible Notes was $166,118.

Convertible note financing and warrants consisted of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Current Portion
2005
FMV of warrants	$—	$47,773
2006
FMV of warrants	4,239	—
2009
Convertible promissory notes	709,878	737,957
Discount	(166,118)	(659,138)
FMV of embedded derivatives	62,079	344,891
Total	$610,078	$471,483

Long-Term Portion

2006
FMV of warrants	—	63,901
Total	$—	$63,901

2005 and 2006 Warrants

The account balance shown represents the fair market value of warrants issued in conjunction with debt offerings undertaken from the 2005 to 2006 fiscal years. The warrants are classified as liabilities and were valued using the Black Scholes Option Pricing model with the following assumptions:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Dividend Yield	0%	0%
Annual volatility	116%	107-156%
Risk-free interest rate	0.16%	0.20-0.47%

2009 Convertible Promissory Notes

The account balance shown represents the fair market value of convertible promissory notes issued in 2009. The fair market value of the embedded derivatives attached to the notes are classified as liabilities and were valued using the Binomial Option model with the following assumptions:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Dividend Yield	0%	0%
Annual volatility	119%	148%
Risk-free interest rate	0.16%	0.47%

11.                                 ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)

Compensation	$83,224	$92,860
Compensated absences	155,552	143,387
Dividends Payable	128,644	128,644
Interest Payable	11,633	—
Tax payable	5,000	188,000
Other	237,089	155,874

Total	$621,142	$708,765

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

As of September 30, 2010, 100,000 Series D Preferred Stock shares were authorized, 30,557 of which were issued and outstanding, at a par value of $0.0001 and a liquidation preference of $100.00 with accumulated dividends in arrears of $163,989, which have been accreted to the principal balance of the Series D Preferred Stock.

The Series D Preferred Stock contains features that are considered embedded derivative financial instruments:  Preferred Stock’s conversion option:  The Preferred Stock is convertible at the Holder’s option at any time at the fixed conversion price of $0.30 per share; Semi Annual Dividends Conversion Option:  Holders have the option to convert the Preferred Stock’s semi-annual dividend payment at any time at the fixed conversion price of $0.30 per share.  These features have been bifurcated and recorded on the Company’s balance sheet as liabilities, at their fair value. As of September 30, 2010, these embedded derivatives were valued at $21,327.  An amount equal to the original value of the derivatives was recorded as a discount to the Series D Preferred Stock.  The discount is being accreted to the principal balance of the Series D Preferred Stock, using the effective interest method, over the expected term of the Series D Preferred Stock.  At September 30, 2010, the unamortized discount on the Series D Preferred Stock was $107,600.

13.                                 STOCKHOLDERS EQUITY

Common Stock

The Company is authorized to issue 170,000,000 shares of common stock, $.0001 par value per share, of which 78,155,413 shares were outstanding as of September 30, 2010.

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

Warrants

The Company has issued warrants to certain creditors, investors, investment bankers and consultants. A summary of warrant activity is as follows:

	Total Warrants	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value
Outstanding, as of December 31, 2009	16,775,791	$0.33	4.09

Granted	—	—
Exercised	—	—
Expired	(1,405,843)	$0.52
Outstanding, as of September 30, 2010	15,369,948	0.32	3.68	$—
Vested or expected to vest at September 30, 2010	15,369,948	0.32	3.68	—
Exercisable at September 30, 2010	15,369,948	0.32	3.68	—

The warrants outstanding and exercisable at September 30, 2010 were in the following exercise price ranges:

	Warrants outstanding and Exercisable
Range of exercise prices	Number of warrants	Weighted average remaining life (in years)

$0.30	14,836,615	3.78
0.75	533,333	0.86
	15,369,948

14.                                 SEGMENT INFORMATION

The Company has determined that its continuing operations are one discrete segment consisting of Biometric products. Prior to the sale of the Law Enforcement division in December 2009, that division had been reported as a separate segment. Geographically, North American sales accounted for approximately 100% and 98% of the Company’s total sales for the three months and 95% and 97% for the nine months ended September 30, 2010 and 2009, respectively.

15.                                 INCOME TAXES

The Company has a valuation allowance against the full amount of its net deferred taxes. The Company currently provides a valuation allowance against deferred taxes when it is more likely than not that some portion, or all of its deferred tax assets will not be realized.

For the nine months ended September 30, 2010, $5,000 has been accrued for state and federal tax liabilities.

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

17.                                SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of filing.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on its financial position or results of operations.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2010

AS COMPARED TO SEPTEMBER 30, 2009

Consolidated Results of Operations - Percent Trend

	Three Months Ended September 30,
	2010	2009
Revenues
Services	21%	17%
License fees and other	79%	83%
	100%	100%
Costs and other expenses
Cost of services	6%	3%
Cost of license fees and other	32%	34%
	38%	37%
Gross Profit	62%	63%

Operating expenses
Selling, general and administrative	150%	143%
Research, development and engineering	48%	47%
	198%	190%
Operating loss	-136%	-127%

Other deductions
Total other deductions	-35%	-20%
Income (loss) from continuing operations	-171%	-147%
Income (loss) from discontinued operations	-2%	134%
Net loss	-173%	-13%

	Three months ended
	September 30,
	2010	2009	$ Change	% Change

Revenues
Service	$112,090	$88,479	$23,611	27%
License & other	434,286	435,872	-1,586	0%
Total Revenue	$546,376	$524,351	$22,025	4%

Cost of goods sold
Service	$30,203	$15,499	$14,704	95%
License & other	175,967	179,286	-3,319	-2%
Total COGS	$206,170	$194,785	$11,385	6%

Revenues

For the three months ended September 30, 2010, service revenue increased 27% from the same period in 2009 as the Company added new maintenance customers over time.  License and other revenue for the three months ended September 30, 2010 remained relatively flat. The Company believes that this was largely due to challenging macroeconomic conditions and continued constraints on customers’ budgets, which resulted in no large new customer orders during the quarter.  We did, however, continue to see additional hardware and software orders from existing customers.

Costs of goods sold

For the three months ended September 30, 2010, cost of services increased approximately $15,000 from the same period in 2009 due to increased customer support for the expanding customer base.

License and other costs decreased $3,000 for the three months ended September 30, 2010 from the same period in 2009 due to a decrease in costs for temporary outside services required to support specific customer order requirements offset by an increase hardware orders and associated costs.

Selling, general and administrative

	Three months ended
	September 30,
	2010	2009	$ Change	% Change

Selling, general and administrative	$817,348	$749,771	$67,577	9%

Selling, general and administrative expenses increased by 9% for the three months ended September 30, 2010 from the same period in 2009 for professional fees related to a change in independent auditors and marketing expenses for numerous exhibitions attended.

Research, development and engineering

	Three months ended
	September 30,
	2010	2009	$ Change	% Change

Research, development and engineering	$265,682	$245,318	$20,364	8%

For the three months ended September 30, 2010, research, development and engineering costs increased 8% from the same period in 2009 as the Company employed temporary outside services for specific new projects.

Other income and expense

	Three months ended
	September 30,
	2010	2009	$ Change	% Change

Derivative and warrant fair value adjustments	$(44,768)	$(102,193)	$57,425	-56%
Interest income	61,343	405	60,938	15,046%
Interest expense	(205,448)	—	(205,448)	N/A
Other expense	—	(3,774)	3,774	-100%

Total	$(188,873)	(105,562)	$(83,311)	79%

For the quarter ended September 30, 2010, the change in derivative and warrant fair value adjustments increased,

when compared to same quarter 2009, due to changes in the fair market value of embedded derivatives and detachable warrants issued with convertible debt in 2005, 2006 and 2009. The fair value of the derivatives will fluctuate based on; our stock price on the valuation date, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate, and the time to maturity of the outstanding debt at different points in time. Stock price and volatility are the major drivers behind the movement in the Company’s balances.

For the quarter ended September 30, 2010, the interest income was attributable to the Note Receivable.

For the quarter ended September 30, 2010, the interest expense was attributable to the non-cash amortization of the discount.

NINE MONTHS ENDED SEPTEMBER 30, 2010 AS COMPARED TO SEPTEMBER 30, 2009

Consolidated Results of Operations - Percent Trend

	Nine Months Ended September 30,
	2010	2009
Revenues
Services	11%	23%
License fees and other	89%	77%
	100%	100%
Costs and other expenses
Cost of services	3%	4%
Cost of license fees and other	11%	26%
	14%	30%
Gross Profit	86%	70%

Operating expenses
Selling, general and administrative	82%	184%
Research, development and engineering	28%	54%
	110%	238%
Operating loss	-24%	-168%

Other deductions
Total other deductions	20%	-12%
Loss from continuing operations	-4%	-180%
Income from discontinued operations	14%	202%
Net Income	10%	22%

	Nine months ended
	September 30,
	2010	2009	$ Change	% Change
Revenues
Service	316,478	303,983	12,495	4%
License & other	2,639,124	1,039,247	1,599,877	154%
Total Revenue	$2,955,602	$1,343,230	$1,612,372	120%

Cost of goods sold
Service	80,391	48,208	32,183	67%
License & other	339,720	352,088	(12,368)	-4%
Total COGS	$420,111	$400,296	$19,815	5%

Revenues

Service revenue for the nine months ended September 30, 2009 increased 4% as the Company increased maintenance customer base compared to the prior year’s corresponding period, offset by fewer customized software service orders.  License and other revenue for the nine months ended September 30, 2010 increased by 154% due to several large orders from new customers in the healthcare industry and additional orders from current customers.

Costs of goods sold

For the nine months ended September 30, 2010, cost of services increased approximately $32,000 from the same period in 2009 due to increased customer support for the expanding customer base.  License and other costs decreased $12,000 for the nine months ended September 30, 2010 from the same period in 2009 due to a decrease in the specific customer requirements for third party software, offset by an increase in hardware orders.

Selling, general and administrative

	Nine months ended
	September 30,
	2010	2009	$ Change	% Change

Selling, general and administrative	$2,414,810	$2,474,986	$(60,176)	-2%

Selling, general and administrative costs for the nine months ended September 30, 2010 decreased 2% from the same period in 2009.  The nine months ended September 30, 2009 included $39,000 more than the same period in 2010 in non-cash compensation charges in accordance with the provisions of ASC 718-10. Reduction in legal and professional services expenses were also significant contributors to the decrease, offset by increased commission, referral fee expenses and fees related to the change in independent auditors.

Research, development and engineering

	Nine months ended
	September 30,
	2010	2009	$ Change	% Change

Research, development and engineering	$825,607	$719,095	$106,512	15%

For the nine months ended September 30, 2010, research, development and engineering costs increased 15% from the nine months ended September 30, 2009 related to temporary outside services expenses for specific new projects.

Other income and expense

	Nine months ended
	September 30,
	2010	2009	$ Change	% Change

Derivative and warrant fair value adjustments	$932,520	$(157,170)	$1,089,690	-693%
Interest income	182,295	405	181,890	44,911%
Interest expense	(532,531)	—	(532,531)	N/A
Other expense	—	(7,148)	7,148	-100%

Total	$582,284	$(163,913)	$746,197	-455%

For the nine months ended September, 2010, the change in derivative and warrant fair value adjustments increased, when compared to same period 2009, due to changes in the fair market value of embedded derivatives and detachable warrants issued with convertible debt in 2005, 2006 and 2009. The fair value of the derivatives will fluctuate based on; our stock price on the valuation date, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate, and the time to maturity of the outstanding debt at different points in time. Stock price and volatility are the major drivers behind the movement in the Company’s balances.

For the nine months ended September 30, 2010, the interest income was attributable to the Note Receivable.

For the nine months ended September 30, 2010, the interest expense was attributable to the non-cash amortization of the discount, and interest payable on the convertible promissory note.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2010, net cash used in continuing operations was approximately $576,000.  The cash used for continuing operations was primarily due to the following items:

•                  Positive cash flow due to an increase in deferred revenue of approximately $133,000, offset by an increase in accounts receivable of approximately $61,000; and

•                  Negative cash flows from a decrease in accounts payable and a decrease accrued liabilities for a total of approximately $174,000.

The following non-cash items reflected in the Company’s statement of operations are used to reconcile the net income to the net cash used in operating activities during the nine months ended September 30, 2010:

•                  The Company issued convertible notes in 2005 and 2006 and preferred stock in 2009, all of which contained embedded derivatives, and associated warrants. During the nine months ended September 30, 2010, the Company realized gains of approximately $933,000 related to the decrease in value of the derivatives and associated warrants. The decrease in value is driven mainly by the decrease in value of the underlying BIO-key stock.

•                  The Company recorded the amount equal to the original value of the derivatives as a discount to the preferred stock which is being accreted to the principal balance. The Company recorded approximately $533,000 for discount charges during the nine months ended September 30, 2010.

•                  The Company recorded approximately $39,000 of charges during the nine months ended September 30, 2010 for the expense of issuing options to employees for services.

Working capital at September 30, 2010 was approximately $1,203,000, as compared to approximately $868,000 at December 31, 2009, the improvement of which was driven mainly by the increase in accounts receivable and the decrease in redeemable preferred stock derivative as a result of the decrease in our stock price.

Since January 7, 1993 (date of inception), our capital needs have been principally met through proceeds from the sale of equity and debt securities.

We do not expect any material capital expenditures during the next twelve months.

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Liquidity outlook

At September 30, 2010, our total of cash and cash equivalents was $662,519, as compared to $792,426 at December 31, 2009.

As discussed above, the Company has financed itself in the past through access to the capital markets by issuing convertible debt securities, convertible preferred stock and common stock. We currently require approximately $360,000 per month to conduct our operations. During the first nine months of the 2010, we generated approximately $2,956,000 of revenue. While the Company expects to increase revenue through the remainder of 2010, there can be no assurance that we will achieve that goal.

The Company’s outstanding shares of Series D Convertible Preferred Stock are redeemable in cash by the holders of such shares on December 31, 2010.  This obligation also continues to accrue dividends.  While we anticipate receiving the first payment of $1,334,00 on the Note Receivable (see note 6) by December 9, 2010, unless we are able to generate additional net income before December 31,2010, we will have to plan for alternative payment options.  These payment options are currently being discussed between Management and the holders of the Series D Convertible Preferred Stock.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-Key International, Inc.

Dated: November 12, 2010	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer

Dated: November 12, 2010	/s/ Cecilia Welch
Cecilia Welch
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1(1)	Certificate of CEO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

31.2 (1)	Certificate of CFO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

32.1(1)	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350

32.2 (1)	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

(1)  Filed herewith