Form 10-K
period 2010-12-31
BIO KEY INTERNATIONAL INC
filed 2011-03-23
CIK 1019034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $11,857,318.

As of March 17, 2011, the registrant had 78,155,413 shares of common stock outstanding.

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

Since our inception in 1993, we have spent substantial time and effort in completing the development of what we believe is the most discriminating and effective commercially available finger-based biometric technology. During the past six years, our primary focus has shifted to marketing and selling this technology and completing strategic acquisitions that can help us leverage our capability to deliver identification solutions. We have built a direct sales force of professionals, and also team with resellers, integrators and partner networks with substantial experience in selling technology solutions to government and corporate customers.

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

As a result of these transactions, and as discussed in Note M to the Consolidated Financial Statements included in this report, we have organized the Company into one reporting segment: Biometrics. During the year ended December 31, 2010, the Company continued to focus on its primary objectives of increasing revenue and managing expenses, by developing leadership technology and applications and by providing its customers with high quality support and service.

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

BIO-key has formed relationships with providers of biometric logon software including  Evidian (A Bull Company), Sentillion (A Microsoft Company), Authasas, Softex, Passlogix ( An Oracle Company) Indigo, IBM and Computer Associates to provide enterprise-ready SingleSignOn systems to many large companies in the US and abroad. BIO-key has partnership agreements with leading technology companies including Sagem-Morpho, McKesson, LexisNexis, and IBM to deliver advanced biometric applications for government, civil and commercial clients. Through its partnership with Oracle, BIO-key has integrated its biometric technology into the entire Fusion Middleware and Identity Management software stack to offer all of Oracle customers a scalable biometric authentication solution. Also, BIO-key has integrated VST to a physical access solution developed and distributed by its partner NextGenID. This solution has been deployed across the US at many leading companies.

•                  Growth potential—As the provider of the core technology, BIO-key’s greatest growth potential is as a partner with companies that offer applications that address growing concerns related to quickly and accurately identifying individuals for both commercial and civil applications and thwarting the potential for identity theft.

For example, BIO-key, along with partners, has deployed biometric logical and physical access solutions. These include working with Allscripts to provide their users of electronic health records secure and convenient access to records protected by biometric security.  BIO-key also provides IBM with strong network based authentication to their large portfolio of TAM ESSO users.

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

•                  Providing fast, accurate member identification services

•                  Securing mobile devices such as biometric enabled handhelds and PDA’s

•                 Preventing identity theft through positive user identification and false alias validation

BIO-key’s finger identification algorithm—Vector Segment Technology (VST™) is the core intellectual property behind its full suite of biometric products that include:

•                  Vector Segment Technology SDK (VST) —BIO-key’s biometric software development kit (“SDK”) that provides developers the ability to take advantage of a highly accurate, device interoperable algorithm. VST is available as a low level SDK for incorporation into any application architecture to increase security while not sacrificing convenience. VST runs on Windows, Linux or Solaris systems.

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

Competition

In addition to companies that provide existing commonplace methods of restricting access to facilities and logical access points such as pass cards, PIN numbers, passwords, locks and keys, there are numerous companies involved in the development, manufacturing and marketing of fingerprint biometrics products to commercial, government, law enforcement and prison markets. These companies include, but are not limited to, 3M, Cogent, NEC, L-1 Identity Solutions and Sagem-Morpho.

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

BIO-key believes that the next wave of opportunity for finger biometrics is the mobility market where a number of Smartphone and PDA manufacturers are incorporating finger scanners in their devices for more convenient secure access to the handset itself and ultimately for applications.  Our secure “one to many” technology framework can provide a “finger only” access to any application via the web or a 3G/4G or local area network.

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

Addressing the Market

Following are the specific marketing/sales programs in place:

•                  Direct Selling Efforts — BIO-key’s direct sales force focuses on OEMs and large entities in the commercial and Government markets. The sales team has extensive sales experience and expertise in emerging biometric technologies. The BIO-key sales force is rounded out by Inside Sales, which is responsible for maintaining and supporting our existing installed base, acting as a front-line support for any inquiries on our product line, and facilitating activities that make the field team more productive.

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

•                  Patient Records and Information Management: Allscripts has integrated and deployed BIO-key’s biometric solution as a standard part of its Enterprise EHR solution.  The integrated solution has been deployed at George Washington University, Holzer Clinic, Medisync, and many other Allscripts customers. HBOC, one of the largest healthcare patient records and information management companies, has integrated BIO-key technology into their portal and has deployed their solution in a pilot for the Baptist Hospital System. EPIC, another well recognized company, has integrated BIO-key technology into their information management systems. Also, the Indiana Blood Center, Oklahoma Blood Center and the Institute for Transfusion Medicine in Pittsburgh are incorporating BIO-key’s large scale identity assurance platform to provide a safe, secure and convenient means for donors to confirm their identity.  McKesson Provider Services has incorporated BIO-key’s “one-to-many” finger matching software into their Accudose line of medication and supplies dispensing systems solutions and is selling that equipment to clinics and hospitals nationwide. Sentillion (A Microsoft Company) and Healthcast are using BIO-key technology for the single sign on process.

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

On October 3, 2006, BIO-key announced that the Company’s patent for a biometric authentication security framework has been granted by the U.S. Patent & Trademark Office. The patent No. 7,117,356 was issued to BIO-key for a biometric authentication security framework that enhances commercial and civil biometric use.  BIO-key’s authentication security framework protects privacy and security while also facilitates ease of use of biometric systems.  The technology that this patent is based on is the foundation for authentication security as incorporated in BIO-key’s WEB-key® product line.    WEB-key is a mature enterprise authentication solution that functions in a wide variety of application environments.  The solution supports a variety of implementation alternatives including card technologies for ‘two-factor’ authentication and also supports  ‘single-factor’ authentication.  Partners and customers implementing BIO-key’s WEB-key software to provide convenient and secure user identity include a number of institutions including the Allscripts Healthcare Solutions, American Association of Medical Colleges, Empresa de Telecomunicaciones de Bogotá (Columbia) and Iomedex Corporation.

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

On March 10, 2009 BIO-key announced that the U.S. Patent and Trademark Office has issued US patent No. 7502938 for the Company’s “Trusted Biometric Device” which covers a simple, yet secure method of protecting a user’s biometric information. It covers the transmission of information from the point the information is collected at the biometric reader until the data reaches the computer or device that is authenticating the user’s identity.

On May 26, 2009 BIO-key announced that the U.S. Patent and Trademark Office has issued US patent No. 7539331 for the Company’s  “Image Identification System” method for improving the performance and reliability of image analysis within an image identification system.

•                  Trademarks— We have registered our trademarks “BIO-key”, “True User Identification”, and  “WEB-key with the U.S. Patent & Trademark Office.

•                  Copyrights and trade secrets—We take measures to ensure copyright and license protection for our software releases prior to distribution. When possible, the software is licensed in an attempt to ensure that only licensed and activated software functions to its full potential. We also take measures to protect the confidentiality of our trade secrets.

Research and Development

Our research and development efforts are concentrated on enhancing the functionality, reliability and integration of our current products as well as developing new and innovative products for biometrics. Although BIO-key believes that its identification technology is one of the most advanced and discriminating fingerprint technologies available today, the markets in which BIO-key compete are characterized by rapid technological change and evolving standards. In order to maintain its position in the market, BIO-key will continue to upgrade and refine its existing technologies. In 2006, BIO-key announced the launch of IdentityMatch, our fingerprint identification system. IdentityMatch offers a tool for agencies to store and search fingerprints and the associated demographic data, the ability to compare new prints with those previously captured as a low-cost AFIS alternative or to be used for a wide variety of routine identification transactions not supported by AFIS.

During the fiscal years ended December 31, 2010 and 2009, BIO-key spent approximately $1,056,000 and $927,000 respectively, on its Biometric segment’s research, development and engineering. BIO-key’s limited customer base during that time did not directly bear these costs, which were principally funded through outside sources of equity and debt financing.

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

Employees and Consultants

As of March 1, 2011, BIO-key employed fourteen (14) individuals on a full-time basis five (5) in engineering, customer support, research and development; four (4) in finance and administration; and five (5) in sales and marketing. BIO-key also uses the services of two (2) consultants (full-time), who provide engineering and technical services, one (1) part-time contracts administrator, and one (1) part-time sales support.

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

Due to, among other factors, our history of losses (excluding gains from valuation changes in embedded derivatives) and limited revenue, our independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2010 as to the substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared in accordance with accounting principals generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

Since our formation, we have historically generated minimal revenue and have sustained substantial operating losses.

As of December 31, 2010, we had working capital of approximately $88,000 and an accumulated deficit of approximately $50,400,000. Since our inception, we have focused almost exclusively on developing our core technologies and, until the fourth quarter of 2004 had not generated any significant revenue. In 2009 we sold our Law Enforcement division, losing the benefit of significant recurring revenue streams. In order to increase revenue, we have developed a direct sales force and anticipate the need to retain additional sales, marketing and technical support personnel and may need to incur substantial expenses. We cannot assure you that we will be able to secure these necessary resources, that a significant market for our technologies will develop or that we will be able to achieve our targeted revenue.

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

Since our inception, we have not generated significant, recurring revenue (other than revenue from acquired businesses) and have experienced substantial losses. In July and November 2009 we received $1,000,000 and $750,000, respectively in gross proceeds through the issuance of unsecured promissory notes. In December 2009 we received approximately $11,300,000 in net proceeds from the sale of our Law Enforcement division, of which $7,000,000 was paid in cash, and approximately $4,000,000 of which is payable in three annual installments. In December 2010, we restructured the payment terms of our $4,000,000 Note Receivable and exchanged all of our remaining shares of Preferred Stock and outstanding Convertible Notes for Secured Notes.

If we are unable to generate sufficient revenue to meet our goals, we will need to obtain additional third-party financing to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. Therefore, we may need to obtain additional financing through the issuance of debt or equity securities, or to restructure our financial position through similar transactions to those consummated during the 2009 to 2010 period.

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

We granted a blanket security interest in all of our assets to the holders of our secured debt.  If we are unable to make our required payments on such debt, or any other event of default occurs, it could have a material adverse effect on our business and operations, and the debt holders may foreclose on our assets.

As part of our secured debt financing transactions, we granted to The Shaar Fund, Ltd. and another holder of such secured debt a blanket security interest in all of our assets, including assets of our subsidiary.  See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.  In the event we default in payment on such debt, or any other event of default occurs under the relevant financing documents, and the default is not cured, 100% of the outstanding principal amount of the secured notes, plus accrued interest and fees will accelerate and be due and payable in full.

The cash required to pay such accelerated amounts on the secured notes following an event of default would most likely come out of our working capital.  As we rely on our working capital for our day to day operations, such a default could have a material adverse effect on our business, operating results, or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations.  In addition, upon an event of default, the holders of the secured debt could foreclose on our assets or exercise any other remedies available to them.  If our assets were foreclosed upon, we would most likely be forced to file for bankruptcy or cease operations; stockholders may not receive any proceeds from disposition of our assets and may lose their entire investment in our stock.

Our obligations to the holders of our outstanding Secured Notes may adversely affect our ability to enter into potential significant transactions with other parties.

We will need to obtain the consent of the holders of our Secured Notes before we can take certain actions, including the issuance of any loan or debt secured by the assets of the Company. Accordingly, unless we obtain such consent, we may not be able to enter into certain transactions.

If the holder of the Note Receivable defaults on its obligations thereunder, such default may adversely affect our ability to repay our obligation due to the holders of our Secured Notes.

We have already extended the original terms of the Note Receivable, as the first scheduled principal repayment, equal to approximately $1.3 million, was originally due to be paid to BIO-key in December 2010.  In connection with this extension, BIO-key deferred $834,000 of this first payment into three equal payments due over the course of the first three quarters of 2011. If we do not receive timely payments, our ability to repay our obligations under the Secured Notes could be negatively impacted.

Risks Related To Our Common Stock

We have issued a substantial number of securities that are convertible into shares of our common stock which will result in substantial dilution to the ownership interests of our existing shareholders.

As of December 31, 2010, approximately 16,091,000 shares of our common stock were reserved for issuance upon exercise or conversion of the following securities (at conversion prices applicable as at December 31, 2010):

•                  14,672,000 shares upon exercise of outstanding stock options and warrants;

•                  1,419,000 shares upon exercise of options available for future grant under our existing option plans; and

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

ITEM 2.                    DESCRIPTION OF PROPERTY

We do not own any real estate. We conduct operations from leased premises in Eagan, Minnesota (6,822 square feet), Wall, New Jersey (4,179 square feet) and North Billerica, Massachusetts (shared services center). We believe our current facilities are adequate for the foreseeable future.

ITEM 3.                    LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation. As of December 31, 2010, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

2010:	High	Low

Quarter ended December 31, 2010	$0.19	$0.14
Quarter ended September 30, 2010	0.21	0.10
Quarter ended June 30, 2010	0.23	0.14
Quarter ended March 31, 2010	0.28	0.20

2009:	High	Low

Quarter ended December 31, 2009	$0.30	$0.15
Quarter ended September 30, 2009	0.26	0.10
Quarter ended June 30, 2009	0.17	0.07
Quarter ended March 31, 2009	0.11	0.05

Holders

As of March 1, 2011, the number of stockholders of record of our common stock was 503.

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

(d) On December 31, 2010, the Company entered into a Securities Exchange Agreement with The Shaar Fund Ltd. (“Shaar”) and Mr. Thomas J. Colatosti (collectively, the “Holders”), pursuant to which these investors agreed to exchange all of their outstanding shares of the Company’s Series D Convertible Preferred Stock, including all accrued and unpaid dividends thereon, and the 7% Convertible Promissory Note dated as of December 28, 2009 issued by the Company to each of these investors, for new non-convertible 7% Secured Promissory Notes in the aggregate original principal amount of $3,508,563. The Company also exchanged all existing 5,108,333 warrants previously issued by the Company to Shaar for a new five-year warrant to allow Shaar to purchase up to an aggregate of 8,000,000 shares of the Company’s common stock at an initial exercise price of $0.30 per share. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

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

OVERVIEW provides a description of our business, the major items that affected our business, and how we analyze our business. It then provides an analysis of our overall 2010 performance and a description of the significant events impacting 2010 and thereafter.

RESULTS OF OPERATIONS provides an analysis of the consolidated results of operations for 2010 compared to 2009.

LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, financing, contractual obligations, and liquidity outlook.

CRITICAL ACCOUNTING POLICIES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.

RECENT ACCOUNTING STANDARDS by reference to Note 1 to the Consolidated Financial Statements provides a description of accounting standards which we have not yet been required to implement and may be applicable to our operations, as well as those significant accounting standards which were adopted during 2010.

OVERVIEW

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

INTRODUCTION

As a result of these transactions, and as discussed in Note M to the Consolidated Financial Statements included in this report, we have organized the Company into one reporting segment: Biometrics. During the year ended December 31, 2010, the Company continued to focus on its primary objectives of increasing revenue and managing expenses, by developing leadership technology and applications and by providing its customers with high quality support and service.

A detailed analysis of operations can be found below.

RESULTS OF OPERATIONS

Consolidated Results of Operations

Two Year % trend

	Years ended December 31,
	2010	2009
Revenues
Services	12%	20%
License fees and other	88%	80%
	100%	100%
Costs and other expenses
Cost of services	3%	4%
Cost of license fees and other	13%	17%
	16%	21%
Gross Profit	84%	79%

Operating expenses
Selling, general and administrative	88%	144%
Research, development and engineering	30%	39%
	118%	183%
Operating loss	-34%	-104%

Other income (deductions)
Total other income (deductions)	16%	-9%
Loss from continuing operations	-18%	-113%
Income from discontinued operations	9%	122%
Gain on disposal of discontinued operations	—	190%
Net (loss) income	-9%	199%

Revenues and Costs of goods sold

			2010 - 2009
	2010	2009	$ Chg	% Chg

Revenues
Service	439,759	482,900	(43,141)	-9%
License & other	3,080,649	1,874,382	1,206,267	64%
Total Revenue	$3,520,408	$2,357,282	$1,163,126	49%

Cost of goods sold
Service	102,661	82,594	20,067	24%
License & other	456,480	421,641	34,839	8%
Total COGS	$559,141	$504,235	$54,906	11%

Revenues

For the years ended December 31, 2010 and 2009, service revenues included approximately $427,000 and $332,000, respectively, of recurring maintenance and support revenue, and approximately $13,000 and $150,000, respectively, of non-recurring custom services revenue.  Recurring service revenue increased 29% from 2009 to 2010 as the Company continued to bundle maintenance agreements to its expanding customer license base, and renewed existing maintenance agreements from its legacy customers.

For the year ended December 31, 2010, license and other revenue(comprised of third party hardware and royalty) increased as a result of several contributing factors.  The Company realized an approximate $1 million increase (67%) in its core software license revenue from both new and exisiting customers. The percentage of license and other revenue as a proportion of total revenue increased from 80% to 87%. Third-party hardware sales increased by approximately $160,000 (39%) primarily as a result of revenue from new customers in the healthcare industry, who required initial start up investments in hardware, which is not currently a typical scenario across all of BIO-key’s target markets.  Depending on the size and the timing requirements of the customers’ software deployment roadmap, hardware purchases may be solely within the initial software order, or, as with our OEM partners in the healthcare industry, a recurring activity. The Company’s royalty income for the year ended December 31, 2010 was derived from a December 2009 OEM agreement, and resulted in a tenfold or 1116% increase in revenue from $6,615 to $80,472. The Company expects this revenue stream to be recurring, but at a lower growth rate.

Costs of goods sold

For the year ended December 31, 2010, cost of services increased from 2009 due to increased customer support, as needed for the expanding customer base, and the relative percent of service revenue increased to 23% from 17% over that period.  The Company expects these costs will increase in future periods as additional Biometric customers are added.

For the year ended December 31, 2010, cost of license and other increased from 2009 due to an increase in third party hardware costs commensurate with the increase in hardware orders discussed in the “Revenues” section above, offset by a reduction from 2009 costs incurred for non-recurring, temporary outside services hired to augment manpower for support of specific customer orders.

Selling, general and administrative

			2010 - 2009
	2010	2009	$ Chg	% Chg

Total	$3,105,291	$3,382,613	$(277,322)	-8%

The overall decline in the total SG&A costs for the year ended December 31, 2010 as compared to 2009 were reductions in legal fees by approximately $140,000 and professional fees by $135,000 primarily attributable to the 2009 legal settlement and debt restructuring, payroll expense by $120,000 as was leveraged by the sale of the Law segment, and a decrease of approximately $170,000 in non-cash compensation charges.  The reduction in expenses was offset by increases in channel marketing fees of approximately $101,000 related to increased revenue from the healthcare industry, by an increase of $50,000 for Director fees paid, an increase of $92,000 related to public relations for consultants and increased show attendance, and increased commission expenses of approximately $45,000.

Research, development and engineering

			2010 - 2009
	2010	2009	$ Chg	% Chg

Total	$1,055,980	$927,241	$128,739	14%

For the year ended December 31, 2010, R & D costs increased as compared to 2009, primarily due to increased  consultant expenses of approximately $120,000, and an increase in non-cash compensation charges of approximately $8,000. The Company expects to devote similar amounts of funding to its R & D function as in prior years.

Other income and expense

			2010 - 2009
	2010	2009	$ Chg	% Chg

Interest income	$241,416	$165,707	$75,709	46%
Interest expense	(711,348)	(75,903)	(635,445)	837%
Derivative and warrant fair value adjustments	1,020,164	(286,492)	1,306,656	-456%
Other expense	—	(9,393)	9,393	-100%

	$550,232	$(206,081)	$756,313	-367%

Interest income for the year ended December 31, 2010, was derived from the Note Receivable from InterAct911 Mobile Systems, Inc, while during 2009 the balance was a result of the Company releasing unclaimed penalty reserves from prior years. The Company expects to earn interest income from the Note until the end of 2012, at which point the Note is due to be paid in full. Interest expense for the year ended December 31, 2010 was comprised of approximately $52,000 owing to the holders of the Convertible Notes, and approximately $659,000 in non-cash amounts from the amortization of the discount attached to the Convertible Notes. Interest expense during 2009 was from the various Notes and bridging loans the Company had in place until the sale of the Law Division in December 2009, when these instruments were repaid. The Company expects to incur interest expense from its Secured Notes until the end of 2012, at which point the Notes are expected to be paid in full.

For the year ended December 31, 2010, derivative and warrant fair value adjustments increased, when compared to the 2009 period, due to changes in the fair market value of embedded derivatives and detachable warrants issued with convertible debt in 2004, 2005, and 2009, as well as with additional derivatives recorded as a result of financings in 2006 and 2009. The fair value of the instruments fluctuated based on; our stock price on the valuation date, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate, and the time to maturity of the outstanding debt at different points in time. Stock price is the major driver behind the movement in the Company’s balances. As our stock price and the remaining term decreased during 2010, the value of these instruments also decreased, leading to an adjustment to other income; the opposite effect occurred during the 2009 period, as our stock price increased and the term was longer, it resulted in an increase in the value of these instruments, and an adjustment to other expenses.

DISCONTINUED OPERATIONS

On December 8, 2009, we completed the sale of our Law Enforcement division for approximately $11.3 million, amounting to a net gain to the Company of approximately $4.5 million. This business had previously been reported as a separate segment in our financial statements. For the fiscal years ended 2010 and 2009, $0.3 million, and $2.9 million of operating income, respectively, net of tax, were reflected as discontinued operations in the accompanying consolidated statements of operations.  Net sales associated with the discontinued operations were $0.5 million, and $8.6 million for 2010 and 2009, respectively. See “Note B — Discontinued Operations” for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES OVERVIEW

Net cash used for operations during the year ended December 31, 2010 was approximately $313,000. The cash used by operating activities of continuing operations was primarily used to fund the operating loss for the year.  Other items of note were as follows:

•                 Negative cash flows related to a decrease in accounts payable and accrued liabilities of approximately $160,000, and $78,000, respectively (net outflow of $238,000),

•                 Positive cash flows related to an decrease in accounts receivable of approximately $496,000.

The following non-cash items reflected in the Company’s statement of operations are used to reconcile the net loss to the net cash used in operating activities during the year ended December 31, 2010:

•                 The Company issued notes in 2005, 2006, and 2009 and preferred stock in 2009, all of which contained embedded derivatives, and associated warrants. In 2010, the Company recognized gains of approximately $1,020,000 related to the decrease in value of the derivatives and associated warrants, offset by amortization of discounts of approximately $659,000 (net gain of $361,000).

•                 The Company recorded approximately $46,000 of charges in 2010 for the expense of issuing options to employees for services.

INVESTING ACTIVITIES OVERVIEW

Net cash provided by investing activities for the year ended December 31, 2010 was approximately $31,000. The cash provided by investing activities for continuing operations was primarily driven by the proceeds received from the release of the Company’s security deposit over its previous premises.

FINANCING ACTIVITIES OVERVIEW

Net cash provided by financing activities for the year ended December 31, 2010 was $500,000. The cash provided by financing activities of continuing operations was due to the initial installment payment against the $4 million note from the sale of the Company’s Law division in December 2009.

Net working capital at December 31, 2010 was approximately $88,000 as compared to approximately $868,000 at December 31, 2009. The change was due to the Company’s restructuring of its balance sheet by exchanging Preferred Stock and Convertible Notes for Secured Notes in December 2010.

Since January 7, 1993 (date of inception), our capital needs have been principally met through proceeds from the sale of equity and debt securities.

We do not expect any material capital expenditures during the next twelve months.

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Liquidity outlook

At December 31, 2010, our total of cash and cash equivalents was approximately $1,010,000, as compared to approximately $792,000 at December 31, 2009.

As discussed above, the Company has financed itself in the past through access to the capital markets by issuing secured and convertible debt securities, as well as convertible preferred stock and common stock. We currently require approximately $400,000 per month to conduct our operations. During 2010, we generated approximately $3,500,000 of revenue. While the Company expects to increase revenue in 2011, there can be no assurance that we will achieve that goal.

The Company expects to receive $3.5 million from the maker of its Note Receivable in periodic installments concluding December 2012. These cash inflows are expected to be offset by amounts due for repayment of the outstanding balance  of $3.2 million of the Company’s Secured Promissory Notes issued from the exchange of its outstanding shares of the Company’s Series D Convertible Preferred Stock, including all accrued and unpaid dividends thereon, and the 7% Convertible Promissory Note.

If we are unable to generate sufficient revenue to meet our goals, or if there is a delay or default in the repayment of the outstanding balance of the Company’s secured notes, we will need to obtain additional third-party financing to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. Therefore, we may need to obtain additional financing through the issuance of debt or equity securities, or to restructure our financial position through similar transactions to those consummated during the 2009 to 2010 period.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have, or are in the opinion of management reasonably likely to have, a current or future effect on our financial condition or results of operations. During 2008, the Company extended its property lease at the Marlborough, MA location. Pursuant to the agreement BIO-key was to maintain a security deposit in the form of an irrevocable letter of credit in the amount of $40,500. However, BIO-key and the landlord for the property subsequently agreed to have BIO-key place the funds in a third party escrow account, to be returned at the conclusion of the lease term, in August 2011. Pursuant to the sale of the Company’s Law Enforcement Business to InterAct911 in December 2009 (see “Note B — Discontinued Operations”), the Company is no longer situated at this location, and in June 2010 assigned its obligations under the lease to InterAct911.

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

Multiple-Element Arrangements: For multiple-element arrangements, the Company applies the residual method in accordance with ASC 985-605. The residual method requires that the portion of the total arrangement fee attributable to the undelivered elements be deferred based on its VSOE of fair value and subsequently recognized as the service is delivered. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, which is generally the software license. VSOE of fair value for all elements in an arrangement is based upon the normal pricing for those products and services when sold separately. VSOE of fair value for support services is additionally determined by the renewal rate in customer contracts. The Company has established VSOE of fair value for support as well as consulting services.

License Revenues: Amounts allocated to license revenues are recognized at the time of delivery of the software and all other revenue recognition criteria discussed above have been met.

Revenue from licensing software, which requires significant customization and modification, is recognized using the percentage of completion method, based on the hours of effort incurred by the company in relation to the total estimated hours to complete. In instances where third party hardware, software or services form a significant portion of a customer’s contract, the company recognizes revenue for the element of software customization by the percentage of completion method described above. Otherwise, third party hardware, software, and services are recognized upon shipment or acceptance as appropriate. If the company makes different judgments or utilizes different estimates of the total amount of work expected to be required to customize or modify the software, the timing and revenue recognition, from period to period, and the margins on the project in the reporting period, may differ materially from amounts reported. Anticipated contract losses are recognized as soon as they become known and are estimable.

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

3. Impairment or Disposal of Long Lived Assets, including Intangible Assets

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

4.Research and Development Expenditures

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

RECENT ACCOUNTING STANDARDS

In July 2010, the FASB issued Accounting Standards Update 2010-20, “Receivables (Topic310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The adoption of ASU 2010-20 did not have a significant impact on its consolidated financial statements

In April 2010, the FASB issued ASU 2010-17 (ASU 2010-17), “Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.” The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company will adopt this standard effective January 1, 2011. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued ASU 2009-13, Multiple Element Arrangements. ASU 2009-13 addresses the determination of when the individual deliverables included in a multiple arrangement may be treated as separate units of accounting. ASU 2009-13 also modifies the manner in which the transaction consideration is allocated across separately identified deliverables and establishes definitions for determining fair value of elements in an arrangement. This standard must be adopted by the Company no later than January 1, 2011 with earlier adoption permitted. The Company will adopt this standard effective January 1, 2011.  The Compapny is currently evaluating the impact, if any, that this standard update will have on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8.                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See financial statements appearing at pages 39-67 of this report

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

ITEM 9A.           CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information about each director and executive officer of the Company.

NAME	AGE	POSITIONS HELD
Thomas J. Colatosti	62	Chairman of the Board of Directors
Michael W. DePasquale	56	Chief Executive Officer and Director
Jeffrey J. May (b)	51	Director
Charles P. Romeo (a) (c)	69	Director
John Schoenherr (b) (c)	58	Director

Cecilia Welch	51	Chief Financial Officer
Randy Fodero	52	Vice President of Sales
Mira K. LaCous	49	Vice President of Technology & Development
Scott Mahnken	51	Vice President of Marketing

(a)          From April 2004 to February 2005, Mr. Romeo was employed by the Company.

(b)         Audit Committee Member

(c)          Compensation Committee Member

The following is a brief summary of the business experience of each of the above-named individuals:

THOMAS J. COLATOSTI has served as a Director of the Company since September 2002, as Chairman of the Board since January 3, 2003, and as Chief Financial Officer from November 17, 2008 to December 21, 2009.  Mr. Colatosti also served as Co-Chief Executive Officer of the Company from July 2005 to August 2006. Mr. Colatosti also currently serves as the Chief Executive Officer of American Security Ventures, a Lexington, Massachusetts-based consulting firm he founded which specializes in providing strategic management consulting services to emerging and developing companies in the homeland security industry. Since November 2010, Mr. Colatosti has been serving as a President and CEO of Oasis Systems LLC, a privately held IT services company. Since August 2009, Mr. Colatosti has served as Chairman of Commodore Advanced Sciences Corporation a non-reporting environmental services and remediation company. From August 18, 2005 until August 18, 2008 Mr. Colatosti served as Director and President of Good Harbor Partners Acquisition Corp., a publicly-traded special purpose acquisition company formed to acquire businesses in the security sectors. From 1997 through June 2002, Mr. Colatosti served as the Chief Executive Officer of Viisage Technology, Inc., a publicly traded biometric technology company. Between 1995 and 1997, Mr. Colatosti served as President and Chief Executive Officer of CIS Corporation. Prior to CIS, Mr. Colatosti had a 21 year career with Digital Equipment Corporation. Among his executive positions he was  Vice President and General Manager of the company’s $1.2 billion Government Systems Division.

MICHAEL W. DEPASQUALE has served as the Chief Executive Officer and a Director of the Company since January 3, 2003. He served as Co-Chief Executive Officer of the Company from July 2005 to August 2006. Mr. DePasquale brings more than 27 years of executive management, sales and marketing experience to the Company. Prior to joining BIO-key, Mr. DePasquale served as the President and Chief Executive Officer of Prism eSolutions, Inc., a Pennsylvania-based provider of professional consulting services and online solutions for ISO-9001/14000 certification for customers in manufacturing, healthcare and government markets, since February 2001. From December 1999 through December 2000, Mr. DePasquale served as Group Vice President for WRC Media, a New York-based distributor of supplemental education products and software. From January 1996 until December 1999, Mr. DePasquale served as Senior Vice President of Jostens Learning Corp., a California-based provider of multi media curriculum. Prior to Jostens, Mr. DePasquale held sales and marketing management positions with McGraw-Hill and Digital Equipment Corporation. Mr. DePasquale earned a Bachelor of Science degree from the New Jersey Institute of Technology. He serves on the Board of Directors of the International Biometrics and Identification Industry Association.

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

CHARLES P. ROMEO has served as a director of the Company since February 28, 2005 and from January 29, 2003 to April 19, 2004. From April 2004 until February 2005, he served as Vice President of Sales, Public Safety Division of the Company. From November 2005 to November 2007, Mr. Romeo served as the Vice President of Sales and Marketing for UNICOM, a Rhode Island systems integrator. From September 2002 until April 2004 Mr. Romeo has served as the President and Chief Executive Officer of FreedomBridge Technologies, Inc., a Rhode Island-based consulting firm to technology companies in the homeland security industry specializing in implementing direct and channel selling programs, strategic alliances and partnerships in the law enforcement market. Prior to founding FreedomBridge, Mr. Romeo had a 33 year sales and marketing management career with Digital Equipment Corporation, Compaq Computer Corporation and Hewlett Packard. During his career, Mr. Romeo served as Vice President of Service Sales for a $500 million business unit, and Director of Public Sector Sales, a $275 million division of Hewlett Packard. Mr. Romeo authored The Sales Manager’s Troubleshooter, Prentice Hall 1998, which was named as one of the “top 10 must reads” by Sales and Marketing Magazine. Mr. Romeo earned a Bachelor of Science degree in Mathematics and Economics from the University of Massachusetts and an Executive MBA from Babson College.

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

RANDY FODERO has served as the Vice President of Sales since March 2003. Mr. Fodero has more than 20 years of successful executive and sales management experience. Prior to joining the Company, Mr. Fodero served as Director of Global Accounts for Veritas Software from February 2002 until January 2003. Between 1999 and February 2002, Mr. Fodero served in executive sales capacities with companies in the enterprise software industry, including Agile Software, and Memco Software. At Memco Software, a leading provider of information security software to Fortune 1000 companies, he was instrumental in increasing sales and enhancing shareholder value in connection with the sale of Memco to Platinum Technology. From 1990 through 1998, Mr. Fodero served as Vice President of Sales of CommVault Systems, where he grew sales from startup to over $36 million and participated in a management buyout.

MIRA K. LACOUS has served as Vice President of Technology & Development of the Company since May 15, 2000. Ms. LaCous has over 27 years of product / project management, solution architecture, software development, team leadership and customer relations experience with a background that includes successfully bringing numerous technologies to market, including automated voice response systems, automated building control systems, software piracy protection, intranet training materials and testing, page layout and design software, image scanning software and systems, biometric security, biometric algorithms and more. Ms. LaCous is also the author of five US Patented technologies, multiple international patents, and other patent pending solutions.  She has been an officer or director of two other companies; National Computer Systems (NCS), and TEL-Line Systems. Ms. LaCous has a Bachelors in Computer Science from North Dakota State

University.  Ms. LaCous also serves on the Board of Directors of the Minnesota Sinfonia, a not-for-profit arts and education organization, as its chairperson emeritus.

SCOTT MAHNKEN has served as Vice President of Marketing since February 2011. He brings over 20 years of marketing experience and success through strategic marketing and building dynamic relationships with channel partners. Prior to joining the Company, from August 2009 until February 2011 he was President of Edge Marketing, a leading marketing consulting firm in the dental and medical devices industries. From February 2008 until August 2009, Mr. Mahnken served as Director of Marketing at Milestone Scientific Inc, a manufacturer of computer controlled anesthetic delivery medical devices. From August 2002 until January 2008, he served as Director of Partnership Relations at ArcMesa Educators, an organization dedicated to providing accredited continuing education to medical and dental providers. Prior to ArcMesa, Mr. Mahnken held a number of marketing roles with the Lanmark Group a leading healthcare advertising agency. Mr. Mahnken is a graduate of the University of New Orleans, where he earned a Bachelors of Art degree in Marketing.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the U.S. Securities and Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors and persons who own more than ten percent (10%) of the Company’s Common Stock to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of the Company’s Common Stock. Such officers, directors and ten percent (10%) stockholders are also required by applicable SEC rules to furnish the Company with copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on its review of the copies of such forms received by it, or written representations from such persons that no other reports were required for such persons, the Company believes that during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to the Company’s officers, directors and ten percent (10%) stockholders were satisfied in a timely fashion.

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

ITEM 11.             EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation paid to or accrued by our chief executive officer (principal executive officer) and the two most highly compensated executive officers other than the principal executive officer, who were serving as executive officers at the end of December 31, 2010, for the fiscal years ended December 31, 2010 and 2009:

SUMMARY COMPENSATION TABLE

Name	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael W. DePasquale	2010	250,000	—	—	—		—	—	407	250,407
Chief Executive Officer	2009	250,000	—	—	93,976	(1)	—	—	425	344,401

Randy Fodero	2010	170,000	4,000	—	—		37,560	—	289	211,849
Vice President Sales	2009	170,000	—	—	34,938	(1)	35,339	—	300	240,577

Mira K. LaCous	2010	147,420	—	—	67,974	(1)	—	—	251	215,645
Vice President Technology & Development	2009	145,665	—	—	—		—	—	248	145,913

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

Employment Agreements

On March 26, 2010, the Company entered into an employment agreement, effective as of March 25, 2010, with Michael W. DePasquale to serve as the Chief Executive Officer of the Company until March, 24, 2011. The agreement automatically renews for subsequent one-year terms, unless the employment relationship is terminated by either party, or modified in accordance with the terms and conditions of the Agreement. Under the Agreement, Mr. DePasquale will be paid an annual base salary of $250,000, subject to adjustment by the Board or Compensation Committee. In addition to the Base Salary, a “Performance Bonus” may be awarded to Mr. DePasquale on the basis of the Company achieving certain corporate and strategic performance goals, as determined by the Board in its sole discretion. The employment agreement contains standard and customary confidentiality, non-solicitation and “work made for hire” provisions as well as a covenant not to compete which prohibits Mr. DePasquale from doing business with any current or prospective customer of the Company or engaging in a business competitive with that of the Company during the term of his employment and for the one year period thereafter. This agreement also contains a number of termination and change in control provisions as described in “Termination and Change in Control Arrangements” in this Item.

On November 20, 2010, the Company renewed its one-year employment agreement with Mira K. LaCous to serve as the Vice President of Technology & Development of the Company at an annual base salary of $147,420, subject to adjustment by the Board or Compensation Committee. The employment agreement contains standard and customary confidentiality, technical invention provisions, as well as a covenant not to compete which prohibits Ms. LaCous from doing business with any current or prospective customer of the Company or engaging in a business competitive with that of the Company during the term of her employment and for the one year period thereafter. This agreement also contains a number of termination provisions as described in “Termination and Change in Control Arrangements” in this Item.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
DECEMBER 31, 2010

The following table sets forth for each named executive officer, information regarding outstanding equity awards as at

December 31, 2010:

	Option Awards							Stock Awards
Name	Number of securities underlying unexercised options exercisable (#)		Number of securities underlying unexercised options unexercisable (#)		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares or units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Michael W. DePasquale	500,000		—		—	0.087	2/27/2016	—	—	—	—
	601,938		—		—	0.300	11/2/2012	—	—	—	—

Randy Fodero	340,000		—		—	0.300	11/2/2012	—	—	—	—

Mira LaCous	75,000		—		—	0.180	8/13/2015	—	—	—	—
	—	(1)	340,000	(1)	—	0.460	1/7/2017	—	—	—	—

(1)             The options vest equally in two annual installments commencing January 7, 2011

Narrative Disclosure to Outstanding Equity Awards at Fiscal Year End Table

The following are the material terms of each agreement, contract, plan or arrangement that provide for payments to one or more of our named executive officers at, following or pursuant to their resignation, retirement or termination, or in connection with a change in control of the Company.

Termination Arrangements

On January 12, 2010, the Company entered into a two-year consulting agreement with Thomas Colatosti to serve as consultant to the Company. The Company may terminate the agreement at any time with or without cause. In the event of termination by the Company without cause, Mr. Colatosti shall continue to be paid his then current base salary for the remaining term of the agreement.

On March 26, 2010, the Company entered into an employment agreement, effective as of March 25, 2010, with Michael W. DePasquale to serve as the Chief Executive Officer of the Company until March, 24, 2011. The Company may terminate the Agreement at any time with or without cause. In the event of termination by the Company without cause, Mr. DePasquale shall continue to be paid his then current base salary for the greater of nine months from the date of such termination or the number of months remaining until the end of the term of the Agreement.

On November 20, 2010, the Company renewed the annual agreement with Mira K. LaCous to serve as the Vice President of Technology & Development of the Company. The Company may terminate the agreement at any time with or without cause. In the event of termination by the Company without cause, Ms. LaCous shall continue to be paid her then current base salary for six months from the date of such termination.

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

On March 26, 2010, the Company entered into an employment agreement, effective as of March 25, 2010, with Michael W. DePasquale to serve as the Chief Executive Officer of the Company until March, 24, 2011. There is a Change of Control provision that is triggered if Mr. Depasquale is not offered continued employment with the Company or any successor, or within five years following such Change of Control, the Company or any successor terminates Mr. Depasquale’s employment without Cause, then Mr. Depasquale is to be paid his Base Salary and benefits earned but unpaid through the date of termination, and any prorated bonus earned during the then current bonus year, plus two times his then current Base Salary.

DIRECTOR COMPENSATION FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2010

The following table sets forth for each director, information regarding their compensation for the year ended December 31, 2010:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas J. Colatosti (1)	10,000	—	—	—	—	—	10,000
Michael W. DePasquale (2)	10,000	—	—	—	—	—	10,000
Jeffrey J. May	10,000	—	—	—	—	—	10,000
Charles P. Romeo	10,000	—	—	—	—	—	10,000
John Schoenherr	10,000	—	—	—	—	—	10,000

(1)             Refer to Narrative Disclosure To Director Compensation Table for information pertaining to Mr. Colatosti’s consulting agreement.

(2)             Refer to Narrative Disclosure To Summary Compensation Table for information pertaining to Mr. DePasquale’s employment agreement.

(3)             The aggregate grant date fair value of the option awards was estimated using the Black-Scholes option pricing model, with the assumptions listed in Note A to the Company’s financial statements. The amount shown in this column represents the grant date fair value calculated under ASC 718

(4)             The aggregate number of stock and option awards outstanding at December 31, 2010 for each of the Company’s directors are the same amounts as are listed in Item 12 “Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters” as at February 15, 2011.

Narrative Disclosure to Director Compensation Table

The Company’s current policy is to issue options to purchase 50,000 shares of common stock to each non-employee director on an annual basis. The Chair of the Audit Committee receives options to purchase an additional 50,000 shares of common stock on an annual basis. No options were awarded to any of the Company’s directors during 2010.

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

The following table sets forth, as of February 15, 2011, information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than five percent (5%) of the Company’s outstanding common stock. The following table also sets forth, as of such date, the beneficial ownership of the Company’s common stock by all officers and directors, individually and as a group. Unless otherwise indicated, the address of each person listed below is c/o BIO-key International, Inc., 3349 Highway 138, Building D, Suite B, Wall, NJ 07719.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(1)
Michael W. DePasquale	1,101,938	(2)	1.4%
Thomas J. Colatosti	759,405	(4)	1.0%
Randy Fodero	340,000	(2)	*
Jeffrey May	316,845	(2)	*
Mira LaCous	245,000	(3)	*
Charles P. Romeo	233,558	(2)	*
John Schoenherr	209,721	(2)	*
Cecilia Welch	20,000	(2)	*
Scott Mahnken	—		*

All officers and directors as a group (9) persons	3,226,467		4.1%

*                    Less than 1%

(1)             The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Securities Exchange Act of 1934 and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as, other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 78,155,413 shares of common stock outstanding as of February 15, 2011.

(2)             Consists of shares issuable upon exercise of options.

(3)             Consists of 245,000 shares issuable upon exercise of options. Does not include 170,000 shares issuable upon options subject to vesting.

(4)    Consists of 549,405 shares issuable upon exercise of options and 210,000 shares of common stock.

The following table sets forth, as of December 31, 2010, information with respect to securities authorized for issuance under equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	4,410,530	$0.25	1,419,311
Total	4,410,530	$0.25	1,419,311

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

As of December 31, 2010, there were no outstanding options under the 1996 Plan to purchase shares of common stock, and no shares were available for future grants.

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

As of December 31, 2010, there were outstanding options under the 1999 Plan to purchase 500,000 shares of common stock, and no shares were available for future grants.

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

As of December 31, 2010, there were outstanding options under the 2004 Plan to purchase 2,580,689 shares of common stock, and options to purchase an aggregate of 1,419,311 shares were available for future grants.

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

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Employment Arrangements

The Company has entered into employment agreements with Michael W. DePasquale, and Mira LaCous. See “EXECUTIVE COMPENSATION—Employment Agreements.”

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

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows fees for professional audit services billed to us by CCR LLP (“CCR”) for the audit of our annual consolidated financial statements for the year ended December 31, 2009, and fees billed to us by CCR for other services during 2010 and 2009, and for professional audit services billed to us by Rotenberg Meril Solomon Bertiger & Guttilla, P.C. (“RMSBG”) for the audit of our annual consolidated financial statements for the year ended December 31, 2010, and fees billed to us by RMSBG for other services during 2010:

	2010	2009
Audit Fees:
CCR	$20,000	$110,500
RMSBG	65,000	—

Audit-Related Fees
CCR	47,150	20,787
RMSBG	3,048	—

Tax Fees:
CCR	28,700	41,473
RMSBG	—	—

Total Fees	$163,898	$172,760

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements. Audit fees also include fees for services provided in connection with registration of securities, comfort letters, and review of documents filed with the SEC.

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

Audit Committee Pre-Approval Procedures

The Audit Committee of our Board of Directors consists of Jeffrey J. May and John Schoenherr. The Audit Committee approves the engagement of our independent auditors to render audit and non-audit services before they are engaged. All of the fees for 2010 and 2009 shown above were pre-approved by the Audit Committee.

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

ITEM 15.             EXHIBITS

(a)          The following documents are filed as part of this Report. Portions of Item 15 are submitted as separate sections of this Report:

(1)          Financial statements filed as part of this Report:

Reports of Independent Registered Public Accounting Firm

Balance Sheets as at December 31, 2010 and 2009

Statements of Operations—Years ended December 31, 2010 and 2009

Statement of Stockholders’ Equity (Deficit)—Years ended December 31, 2010 and 2009

Statements of Cash Flows—Years ended December 31, 2010 and 2009

Notes to Financial Statements—December 31, 2010 and 2009

(2)          The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report

ITEM 8—FINANCIAL STATEMENTS

The following financial statements of BIO-key International, Inc. are included herein at the indicated page numbers:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BIO-key International, Inc.

North Billerica, MA

We have audited the accompanying consolidated balance sheet of BIO-key International, Inc. and Subsidiary (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BIO-key International, Inc. and Subsidiary as of December 31, 2010, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the consolidated financial statements, the Company has suffered substantial net losses in recent years, and has an accumulated deficit at December 31, 2010, which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are disclosed in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.
Saddle Brook, New Jersey
March 23, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BIO-key International, Inc.

North Billerica, MA

We have audited the accompanying consolidated balance sheet of BIO-key International, Inc. and Subsidiary as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BIO-key International, Inc. and Subsidiary as of December 31, 2009, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CCR LLP

Westborough, Massachusetts
March 26, 2010

BIO-key International, Inc and Subsidiary

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$1,010,096	$792,426
Restricted cash	—	40,500
Accounts receivable, net of allowance for doubtful accounts of $11,526 at December 31, 2010 and December 31, 2009	351,093	847,215
Note receivable, current portion	2,167,000	1,334,000
Inventory	9,775	14,935
Prepaid expenses and other	188,916	123,911
Total current assets	3,726,880	3,152,987
Equipment and leasehold improvements, net	28,128	39,243
Deposits and other assets	8,712	8,712
Note receivable, net of current portion	1,333,000	2,666,000
Intangible assets—less accumulated amortization	218,450	230,259
Total non-current assets	1,588,290	2,944,214
TOTAL ASSETS	$5,315,170	$6,097,201

LIABILITIES
Accounts payable	$180,413	$340,241
Accrued liabilities	1,079,117	708,765
Deferred revenue	281,393	200,996
Current portion of notes payable, derivatives and warrants	2,098,139	471,483
Redeemable preferred stock derivatives	—	563,599
Total current liabilities	3,639,062	2,285,084
Warrants	—	63,901
Long term portion of notes payable, derivatives and warrants	1,102,492	—
Deferred revenue, net of current portion	4,281	9,391
Total non-current liabilities	1,106,773	73,292
TOTAL LIABILITIES	4,745,835	2,358,376

Commitments and contingencies

Series D redeemable convertible preferred stock: authorized, 100,000 shares (liquidation preference of $100 per share); issued and outstanding 0 and 30,557 shares of $.0001 par value at December 31, 2010 and December 31, 2009, respectively	—	2,630,593
	—	2,630,593

STOCKHOLDERS’ EQUITY:
Common stock — authorized, 170,000,000 shares; issued and outstanding; 78,155,413 and 77,713,398 of $.0001 par value at December 31, 2010 and December 31, 2009, respectively	7,815	7,771
Additional paid-in capital	50,955,602	51,187,754
Accumulated deficit	(50,394,082)	(50,087,293)
TOTAL STOCKHOLDERS’ EQUITY	569,335	1,108,232
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,315,170	$6,097,201

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary

STATEMENTS OF OPERATIONS

	Years ended December 31,
	2010	2009

Revenues
Services	$439,759	$482,900
License fees and other	3,080,649	1,874,382
	3,520,408	2,357,282
Costs and other expenses
Cost of services	102,661	82,594
Cost of license fees and other	456,480	421,641
	559,141	504,235
Gross Profit	2,961,267	1,853,047

Operating expenses
Selling, general and administrative	3,105,291	3,382,613
Research, development and engineering	1,055,980	927,241
	4,161,271	4,309,854
Operating loss	(1,200,004)	(2,456,807)

Other income (deductions)
Interest income	241,416	165,707
Interest expense	(711,348)	(75,903)
Derivative and warrant fair value adjustments	1,020,164	(286,492)
Other expense	—	(9,393)
	550,232	(206,081)
Loss from continuing operations	(649,772)	(2,662,888)
Income from discontinued operations	342,983	2,872,535
Gain on disposal of discontinued operations, net of expected tax	—	4,483,902
Net (loss) income	$(306,789)	$4,693,549

Loss applicable to common stockholders
Net loss	(649,772)	(2,662,888)
Convertible preferred stock dividends, accretion and redemption gain	(643,759)	(518,749)
Loss applicable to common stockholders	$(1,293,531)	$(3,181,637)

Basic and Diluted Earnings per Common Share:
Loss from continuing operations	$(0.02)	$(0.04)
Income from discontinued operations	0.01	0.04
Gain on disposal of discontinued operations	—	0.06
Net (loss) income	$(0.01)	$0.06

Weighted Average Shares Outstanding:
Basic and Diluted	77,901,103	72,553,586

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A 7%		Series B 15%		Series C 15%		Series D 7%
	Convertible		Convertible		Convertible		Convertible				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Contributed	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2008	30,557	$3	970,612	$1,008,224	592,032	$6,498,516	—	$—	67,876,880	$6,788	$51,692,103	$(54,780,842)	$(3,081,948)

Conversion of Series A to Series D Preferred Stock	(30,557)	(3)	—	—	—	—	30,557	3,055,700	—	—	(3,055,697)	—	(3,055,700)
Discount on Preferred Stock	—	—	—	—	—	—	—	(430,398)	—	—	—	—	—
Accretion of preferred stock discount	—	—	—	—	—	—	—	3,509	—	—	(3,509)	—	(3,509)
Accretion of preferred stock dividends	—	—	—	128,643	—	827,041	—	1,782	—	—	(957,466)	—	(957,466)
Preferred stock dividends paid in cash	—	—	—	(37,207)	—	—	—	—	—	—	—	—	—
Conversion of preferred stock and cumulative dividends in arrears into common stock	—	—	—	(114,598)	—	(1,271,154)	—	—	9,836,518	983	1,384,769	—	1,385,752
Conversion of preferred stock dividends in arrears into Convertible notes	—	—	—	—	—	—	—	—	—	—	(737,957)	—	(737,957)
Conversion of preferred stock dividends in arrears into interest payable	—	—	—	(14,450)	—	(134,083)	—	—	—	—	23,324	—	23,324
Conversion of preferred stock and cumulative dividends in arrears into note payable	—	—	(520,612)	(390,459)	(236,595)	(1,774,463)	—	—	—	—	—	—	—
Redemption of preferred stock in cash	—	—	(450,000)	(450,000)	(355,437)	(3,554,370)	—	—	—	—	—	—	—
Gain on redemption of preferred stock	—	—	—	(130,153)	—	(591,487)	—	—	—	—	721,640	—	721,640
Issuance of warrants	—	—	—	—	—	—	—	—	—	—	1,835,000	—	1,835,000
Share-based compensation	—	—	—	—	—	—	—	—	—	—	285,547	—	285,547
Net income	—	—	—	—	—	—	—	—	—	—	—	4,693,549	4,693,549

Balance as of December 31, 2009	—	$—	—	$—	—	$—	30,557	$2,630,593	77,713,398	$7,771	$51,187,754	$(50,087,293)	$1,108,232

Accretion of preferred stock discount	—	—	—	—	—	—	—	426,889	—	—	(426,889)	—	(426,889)
Accretion of preferred stock dividends	—	—	—	—	—	—	—	216,870	—	—	(216,870)	—	(216,870)
Conversion of Series D Preferred Stock to Secured Notes	—	—	—	—	—	—	(30,557)	(3,055,700)	—	—	—	—	—
Conversion of preferred stock dividends in arrears into Secured notes	—	—	—	—	—	—	—	(218,652)	—	—	—	—	—
Conversion of convertible notes and accrued interest into common stock	—	—	—	—	—	—	—	—	442,015	44	55,650	—	55,694
Issuance of warrants	—	—	—	—	—	—	—	—	—	—	307,932	—	307,932
Share-based compensation	—	—	—	—	—	—	—	—	—	—	48,025	—	48,025
Net loss	—	—	—	—	—	—	—	—	—	—		(306,789)	(306,789)

Balance as of December 31, 2010	—	$—	—	$—	—	$—	—	$—	78,155,413	$7,815	$50,955,602	$(50,394,082)	$569,335

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2010	2009

CASH FLOW FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(306,789)	$4,693,549
Less:
Loss (income) from discontinued operations	(342,983)	(2,872,535)
Gain on disposal of discontinued operations	—	(4,483,902)
Loss from continuing operations	(649,772)	(2,662,888)
Adjustments to reconcile net loss to cash used in operating activities:
Derivative and warrant fair value adjustments	(1,020,164)	286,492
Depreciation	21,015	29,214
Amortization
Intangible assets	11,809	21,553
Discounts on convertible debt related to derivatives	659,138	5,336
Allowance for doubtful receivables	—	5,681
Share-based compensation	46,385	222,097
Change in assets and liabilities:
Accounts receivable trade	496,122	(756,765)
Inventory	5,160	(1,776)
Prepaid expenses and other	(65,005)	(69,068)
Accounts payable	(159,828)	88,028
Accrued liabilities	(77,701)	(268,011)
Deferred revenue	75,287	(467,579)
Net cash used for continuing operations	(657,554)	(3,567,686)
Net cash provided by discontinued operations	344,624	1,912,970
Net cash used for operating activities	(312,930)	(1,654,716)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,900)	(42,778)
Deposits	—	(900)
Proceeds from the sale of the business segment	—	7,000,000
Transfer of funds from restricted cash	40,500	—
Net cash provided by continuing operations	30,600	6,956,322
Net cash used for discontinued operations	—	(15,593)
Net cash provided by investing activities	30,600	6,940,729
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of short term obligations	—	1,750,000
Proceeds from installment payment of note receivable	500,000	—
Repayment of short term obligations	—	(3,914,922)
Preferred stock dividend paid	—	(37,207)
Redemption of redeemable preferred stock	—	(4,004,370)
Net cash provided by (used for) continuing operations	500,000	(6,206,499)
Net cash used for discontinued operations	—	—
Net cash provided by (used for) financing activities	500,000	(6,206,499)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	217,670	(920,486)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	792,426	1,712,912
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,010,096	$792,426

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE A —THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company, founded in 1993, develops and markets proprietary fingerprint identification biometric technology and software solutions. We also deliver advanced identification solutions and information services to law enforcement departments, public safety agencies and other government and private sector customers. Our mobile wireless technology provides first responders with critical, reliable, real-time data and images from local, state and national databases.

Basis of Presentation

We have only recently begun to generate significant revenues and have incurred significant losses to date, and at December 31, 2010, we had an accumulated deficit of approximately $50 million. In addition, broad commercial acceptance of our technology is critical to the Company’s success and ability to generate future revenues.

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

Summary of Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1. Basis of Consolidation

The accompanying consolidated financial statements include the accounts of BIO-key International, Inc. and its wholly- owned subsidiary (collectively, the “Company”) and are stated in conformity with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Intercompany accounts and transactions have been eliminated in consolidation.

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

Multiple-Element Arrangements: For multiple-element arrangements, the Company applies the residual method in accordance with ASC 985-605. The residual method requires that the portion of the total arrangement fee attributable to the undelivered elements be deferred based on its VSOE of fair value and subsequently recognized as the service is delivered. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, which is generally the software license. VSOE of fair value for all elements in an arrangement is based upon the normal pricing for those products and services when sold separately. VSOE of fair value for support services is additionally determined by the renewal rate in customer contracts. The Company has established VSOE of fair value for support as well as consulting services.

License Revenues: Amounts allocated to license revenues are recognized at the time of delivery of the software and all other revenue recognition criteria discussed above have been met.

Revenue from licensing software, which requires significant customization and modification, is recognized using the percentage of completion method, based on the hours of effort incurred by the Company in relation to the total estimated hours to complete. In instances where third party hardware, software or services form a significant portion of a customer’s contract, the Company recognizes revenue for the element of software customization by the percentage of completion method described above. Otherwise, third party hardware, software, and services are recognized upon shipment or acceptance as appropriate. If the Company makes different judgments or utilizes different estimates of the total amount of work expected to be required to customize or modify the software, the timing and revenue recognition, from period to period, and the margins on the project in the reporting period, may differ materially from amounts reported. Anticipated contract losses are recognized as soon as they become known and are estimable.

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

The Company accounts for its warranties under the FASB ASC 450 “Contingencies.” The Company generally warrants that its products are free from defects in material and workmanship for a period of one year from the date of initial acceptance by our customers. The warranty does not cover any losses or damage that occurs as a result of improper installation, misuse or neglect or repair or modification by anyone other than the Company or its authorized repair agent. The

Company’s policy is to accrue anticipated warranty costs based upon historical percentages of items returned for repair within one year of the initial sale. The Company’s repair rate of products under warranty has been minimal, and a historical percentage has not been established. The Company’s software license agreements generally include certain provisions for indemnifying customers against liabilities if the Company’s software products infringe upon a third party’s intellectual property rights. The Company has not provided for any reserves for warranty liabilities as it was determined to be immaterial.

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

6. Property and Equipment, Intangible Assets and Depreciation and Amortization

Property and equipment are stated at cost.  Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over the estimated service lives, principally using straight-line methods. Leasehold improvements are amortized over the shorter of the life of the improvement or the lease term, using the straight-line method.

The estimated useful lives used to compute depreciation and amortization for financial reporting purposes are as follows:

Equipment and leasehold improvements
Equipment	3-5 years
Furniture and fixtures	3-5 years
Software	3 years
Leasehold improvements	life or lease term

Intangible assets consist of patents.  Patent costs are capitalized until patents are awarded. Upon award, such costs are amortized using the straight-line method over their respective economic lives. If a patent is denied, all costs are charged to operations in that year.

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

8. Impairment or Disposal of Long Lived Assets, including Intangible Assets

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

9. Advertising Expense

The Company expenses the costs of advertising as incurred. Advertising expenses for the years ended December 31, 2010 and 2009, were approximately $277,000 and $72,000, respectively.

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

12. Earnings Per Share of Common Stock

Earnings per share of common stock-basic is computed by dividing net income applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Earnings per share of common stock-assuming dilution reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net income of the Company. See Note U -  Earnings

Per Share “EPS”, for additional information.

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

The compensation expense recognized under ASC 718 increased the Company’s loss from continuing operations by $46,385 and $222,097 with no effect per share (basic and diluted), for the years ended December 31, 2010 and 2009 respectively.

The following table presents share-based compensation expenses for continuing operations included in the Company’s consolidated statements of operations:

	Year ended December 31,
	2010	2009

Selling, general and administrative	13,907	198,201
Research, development and engineering	32,478	23,896
	$46,385	$222,097

Valuation Assumptions for Stock Options

For the years ended December 31, 2010 and 2009, 510,000 and 3,019,258 stock options were granted, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2010	2009
Risk free interest rate	2.10-2.22%	0.61-3.00%
Expected life of options (in years)	4.30	1.42-6.34
Expected dividends	0%	0%
Volatility of stock price	115%	87-123%

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

14. Income Taxes

The provision for, or benefit from, income taxes includes deferred taxes resulting from the temporary differences in income for financial and tax purposes using the liability method. Such temporary differences result primarily from the differences in the carrying value of assets and liabilities. Future realization of deferred income tax assets requires sufficient taxable income within the carryback, carryforward period available under tax law. The Company evaluates, on a quarterly basis whether, based on all available evidence, if it is probable that the deferred income tax assets are realizable. Valuation allowances are established when it is more likely than not that the tax benefit of the deferred tax asset will not be realized. The evaluation, as prescribed by ASC 740-10, “Income Taxes,” includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. Because of the Company’s historical performance and estimated future taxable income, a full valuation allowance has been established.

The Company accounts for uncertain tax provisions in accordance with ASC 740-10-05 “Accounting for Uncertainty in Income Taxes.” The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Estimates and assumptions which, in the opinion of management are used in accounting for, among other things, long-term contracts, allowances for uncollectible receivables, recoverability of long-lived assets, depreciation and amortization, valuation of deferred income taxes, secured notes and related discounts, embedded derivatives, preferred stock, share-based compensation, and warrants outstanding.

16. Comprehensive Income/(Loss)

Comprehensive income (loss) consists of net loss and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income (loss) in accordance with ASC 220. The Company, however, does not have any components of other comprehensive income (loss) as defined by ASC 220 and therefore, for the years ended December 31, 2010 and 2009, comprehensive income (loss) is equivalent to the Company’s reported net income (loss). Accordingly, a separate statement of comprehensive income (loss) is not presented.

17. Recent Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update 2010-20, “Receivables (Topic310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The adoption of ASU 2010-20 did not have a significant impact on its consolidated financial statements

In April 2010, the FASB issued ASU 2010-17 (ASU 2010-17), “Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.” The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company will adopt this standard effective January 1, 2011. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued ASU 2009-13, Multiple Element Arrangements. ASU 2009-13 addresses the determination of when the individual deliverables included in a multiple arrangement may be treated as separate units of accounting. ASU 2009-13 also modifies the manner in which the transaction consideration is allocated across separately identified deliverables and establishes definitions for determining fair value of elements in an arrangement. This standard must be adopted by the Company no later than January 1, 2011 with earlier adoption permitted. The Company will adopt this standard effective January 1, 2011.  The Compapny is currently evaluating the impact, if any, that this standard update will have on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE B—DISCONTINUED OPERATIONS

Law Enforcement Division

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

As consideration for the Asset Sale, Buyer paid the Company an aggregate purchase price of approximately $11.3 million. Of that amount, approximately $7.0 million was paid in cash at the closing of the Asset Sale, and approximately $300,000 was paid pursuant to the working capital adjustment provided for in the Purchase Agreement.  Buyer also issued a promissory note (the “Note”) in the original principal amount of $4.0 million in favor of the Company. The Note is guaranteed by SilkRoad Equity, LLC (“SilkRoad”), a private investment firm and a principal owner of Buyer, and is secured by all of the intellectual property assets of the Business transferred to Buyer as part of the Asset Sale.  In addition, at the closing of the Asset Sale, the Company issued to SilkRoad a warrant to purchase up to 8 million shares of the Company’s common stock at an exercise price of $0.30 per share.  This warrant was to expire if not exercised prior to the fifth anniversary of the closing (see Note E).

Prior to the sale, the Business had been reported as a separate segment. The Business has been reported as a discontinued operation and all periods presented have been recast accordingly to reflect these operations as discontinued.

Revenues and net income for the Law Enforcement division Segment for the years ended December 31, 2010 and 2009 were as follows:

	Year Ended December 31,
	2010	2009

Revenues	$492,672	$8,561,979
Net income	342,983	2,872,535

During the year ended December 31, 2010, the Company recorded income from a contract delivered under our arrangement with Buyer which was reduced by cost of sales and expenses for professional fees. The Company does not expect any additional income from discontinued operations in the future.  The Company and Buyer concluded the post-closing purchase price adjustments on August 3, 2010, which resulted in Buyer paying an additional $76,313 to the Company, and whereby Buyer returned approximately $263,000 of accounts receivable in lieu of a cash payment for the same amount, of which approximately $173,000 has been collected, $64,000 has been determined uncollectable and expensed to discontinued operations and $26,000 remained uncollected as at December 31, 2010.

NOTE C—FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities, and notes payable, are carried at, or approximate, fair value because of their short-term nature. The Company issued warrants to purchase shares of the Company’s Common stock as part of various debt financings. The Company recorded the warrants at their relative fair value as of the inception date of the agreement. As the warrants were classified as equity instruments, no further accounting adjustment is required. The Company utilizes both the Binomial Option Pricing Model and the Black Scholes Option Pricing Model (see “Note L — Notes Payable”).

NOTE D—CONCENTRATION OF RISK

Financial instruments which potentially subject the Company to risk primarily consist of cash and receivables.

The Company maintains its cash balances in a financial institution in Nevada. These balances are insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company has not incurred any losses on these accounts.

The Company extends credit to customers on an unsecured basis in the normal course of business. The Company’s policy is to perform an analysis of the recoverability of its receivables at the end of each reporting period and to establish allowances where appropriate. The Company analyzes historical bad debts and contract losses, customer concentrations, and customer credit-worthiness when evaluating the adequacy of the allowances.

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, as follows:

	Years Ended December 31,
	2010	2009

Customer A	—	28%
Customer C	18%	24%
Customer D	16%	—
Customer E	14%	—
Customer F	12%	—

*                 Less than 10% of total revenue

The Company had concentrations of customers in certain industry groups which represented 10% or more of the Company’s total revenue, as follows:

	Years Ended December 31,
	2010	2009

Government	0%	0%
Commercial	100%	100%

The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

	As of December 31,
	2010	2009

Customer A	—	59%
Customer B	—	16%
Customer G	18%	—
Customer H	12%	—

*                 Less than 10% of total accounts receivable

NOTE E—NOTE RECEIVABLE

Note Receivable consisted of the following as of December 31:

	2010	2009

Note Receivable — Current	$2,167,000	$1,334,000
Note Receivable — Non-Current	1,333,000	2,666,000

Total	$3,500,000	$4,000,000

As consideration for the Asset Sale (see “Note B — Discontinued Operations”), Buyer paid the Company an aggregate purchase price of approximately $11.3 million. Of that amount, approximately $7.0 million was paid in cash at the closing of the Asset Sale, and approximately $300,000 was paid pursuant to the working capital adjustment provided for in the Purchase Agreement. Buyer also issued a promissory note (the “Note”) in the original principal amount of $4 million in favor of the Company.  The Note bears interest, payable on a quarterly basis, at a rate per annum equal to six percent (6%) compounded annually on the principal sum from time to time outstanding.  The Note is guaranteed by SilkRoad, a private investment firm and a principal owner of Buyer, and is secured by all of the intellectual property assets that were sold to Buyer.

Effective as of December 30, 2010, the Company entered into an Amendment and Waiver agreement (the “Amendment and Waiver”) with respect to the Note. Under the original terms of the Note, the initial scheduled repayment of principal, equal to $1,334,000, was due to be paid to the Company on December 8, 2010.  Pursuant to the Amendment and Waiver, the Company agreed to defer $834,000 of this initial payment into three equal payments due over the course of the first three quarters of 2011.  The Amendment and Waiver did not change the timing or amount of the remaining annual payments described in the Note; $1,333,000 is due to be paid to the Company in December 2011 and also in December 2012.

In exchange for this deferral, the Buyer made a cash principal payment of $500,000, agreed to increase the interest rate on the deferred amount from six percent to twelve percent, and agreed to have the owner of the Parent, Silkroad Equity LLC, forfeit all of the 8,000,000 warrants previously granted to it by the Company.

Accrued interest receivable was $59,108 and $15,333 as of December 31, 2010 and 2009, respectively, and is included in prepaid expenses and other.

NOTE F—PREPAID EXPENSES AND OTHER

Prepaid expenses  and other consisted of the following as of December 31:

	2010	2009

Prepaid insurance, software licenses and other	$62,931	$62,330
Income taxes receivable	31,224	—
Interest receivable	59,108	15,333
Other	35,653	46,248

Total	$188,916	$123,911

NOTE G—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following as of December 31:

	2010	2009

Equipment	$245,849	$235,948
Furniture and fixtures	99,199	99,199
Software	28,624	28,624
Leasehold improvements	39,975	39,975
	413,646	403,746

Less accumulated depreciation and amortization	(385,518)	(364,503)

Total	$28,128	$39,243

Depreciation and amortization were $21,015 and $29,214 for the periods ending December 31, 2010 and 2009, repectively.

NOTE H—OTHER ASSETS

Intangible Assets

Intangible assets consisted of the following as of December 31:

	2010			2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents and patents pending	$287,248	$(68,798)	$218,450	$287,248	$(56,989)	$230,259

Total	$287,248	$(68,798)	$218,450	$287,248	$(56,989)	$230,259

Aggregate amortization expense for the years ended December 31, 2010 and 2009, was $11,809 and $11,876, respectively. The estimated aggregate amortization expense of intangible assets for the years following December 31, 2010 is approximately $11,500 for 2011 through 2015 and $160,950 thereafter.

Restricted cash

During 2008, the Company extended its property lease at the Marlborough, MA location. Pursuant to the agreement BIO-key was to maintain a security deposit in the form of an irrevocable letter of credit in the amount of $40,500. However, BIO-key and the landlord for the property subsequently agreed to have BIO-key place the funds in a third party escrow account, to be returned at the conclusion of the lease term, in August 2011. Pursuant to the sale of the Company’s Law Enforcement Business to Buyer in December 2009 (see “Note B — Discontinued Operations”), the Company is no longer situated at this location, and in June 2010 assigned its obligations under the lease to Buyer.

NOTE I—ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31:

	2010	2009

Installment payment to The Shaar Fund, Ltd. (see Note L)	$500,000	$—
Compensation	39,864	92,860
Compensated absences	154,419	143,387
Dividends payable (see Note L)	128,644	128,644
Income tax payable	—	188,000
Accrued legal and accounting fees	130,000	90,000
Other	126,190	65,874

Total	$1,079,117	$708,765

NOTE J—RELATED PARTY

Consulting Arrangement with Thomas J. Colatosti (“Colatosti”)

In connection with his appointment to the Board of Directors in September 2002, and as acting Chief Financial Officer from November 2008 to December 2009, the Company has entered into a number of consulting arrangements with Colatosti. Under the most recent arrangement, which was entered into on January 12, 2010, Mr. Colatosti provides services to the Company and its subsidiary for a two-year term ending December 31, 2011 at a rate of $5,000 per month.

Mr. Colatosti has substantial experience in the biometric industry and in addition to his role as the Chairman of the Board of Directors of the Company, provides extensive service to the Company in the areas of strategic planning and corporate finance. For the years ended December 31, 2010 and 2009, the Company paid Mr. Colatosti approximately $60,000 and $150,000, respectively.

In December 2009 the Company issued Colatosti a 7% convertible Promissory Note with a principal balance of $64,878. In December 2010, Mr. Colatosti exchanged shares of Series D Convertible Preferred Stock and the convertible Promissory Note for a new non-convertible 7% Secured Promissory Note with a principal amount of $350,804 (see “Note L - Notes Payable).

NOTE K—DEFERRED REVENUE

The components of Deferred Revenue are as follows as of December 31:

	2010	2009

Current Portion
Maintenance contracts	$242,342	$177,880
Fully deferred systems, installation and acceptance revenue	39,051	23,116
	281,393	200,996
Long-Term Portion
Maintenance contracts	4,281	9,391

Total	$285,674	$210,387

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

Long-term maintenance contracts are comprised of multiple year support contracts, and are recognized ratably over the applicable term.

NOTE L—NOTES PAYABLE

The 2009 Exchange Agreement

Effective as of November 12, 2009, the Company entered into a Securities Exchange Agreement (the “2009 Exchange Agreement”) with The Shaar Fund, Ltd. (“Shaar”) and Colatosti, with respect to its Series A Convertible Preferred Stock (the “Series A Preferred Stock”).  Pursuant to the 2009 Exchange Agreement, the Company and the holders of the outstanding shares of the Series A Preferred Stock, such holders being Shaar (27,932 shares) and Colatosti (2,625 shares), agreed to the following:

(a)  the holders would exchange their shares of Series A Preferred Stock for an equal number of shares of the Company’s Series D Convertible Preferred Stock (the “Series D Preferred Stock”) and

(b) the Company would issue Seven Percent (7%) Convertible Promissory Notes (the “Convertible Notes”) and Warrants to purchase up to an aggregate of 5,000,000 shares of the Company’s Common Stock, including up to 4,750,000 shares to Shaar and up to 250,000 shares to Mr. Colatosti, at an exercise price of $0.30 per share, for the payment of all dividends accrued and unpaid on their shares of Series A Preferred Stock.

On July 27, 2010, one of the Noteholders converted $27,615 of interest and $28,079 of principal into 442,015 shares of common stock, reducing the principal balance to $709,878. In December 2010, the remainder of the principal and accrued and unpaid interest on the Convertible Notes were exchanged for Secured Promissory Notes as detailed below.

The 2010 Exchange Agreement

Effective as of December 31, 2010, the Company entered into a Securities Exchange Agreement (the “2010 Exchange Agreement”) with Shaar and Colatosti.  Pursuant to the 2010 Exchange Agreement, Shaar exchanged all of its outstanding shares of the Company’s Series D Convertible Preferred Stock, including all accrued and unpaid dividends thereon, and the 7% Convertible Promissory Note dated as of December 28, 2009 issued by the Company to Shaar in the original principal amount of $673,079 for an installment payment of $500,000 and a new non-convertible 7% Secured Promissory Note in the original principal amount of $3,157,759 (the “Shaar Note”).  The installment payment was made in January 2011 and has been included in accured liabilities at December 31, 2010.  Shaar also exchanged all of its existing warrants to purchase the Company’s common stock, exercisable for an aggregate of 5,108,333 shares, for a new five-year warrant to purchase up to an aggregate of 8,000,000 shares of the Company’s common stock at an exercise price of $0.30 per share.  In addition, pursuant to the 2010 Exchange Agreement,

Mr. Colatosti agreed to exchange all of his outstanding shares of Series D Convertible Preferred Stock, including all accrued and unpaid dividends thereon, and the 7% Convertible Promissory Note dated as of December 28, 2009 issued by the Company to Mr. Colatosti in the original principal amount of $64,878 for a new non-convertible 7% Secured Promissory Note in the original principal amount of $350,804 (the “Colatosti Note”).

The Shaar Note is scheduled to be repaid by the Company in cash in five principal installments, as follows: (i) $300,000 on April 30, 2011, (ii) $300,000 on July 31, 2011, (iii) $300,000 on October 31, 2011, (iv) $1,400,000 on December 31, 2011 and (v) $857,759 on December 31, 2012.  Interest on the Shaar note accrues at the rate of seven percent per annum and is payable with each principal installment.

Pursuant to the Exchange Agreement, the Company will make a cash payment to Shaar in the amount of $500,000 at the closing of the exchange and also agreed to pay approximately $125,209 to Shaar on January 31, 2011 in full satisfaction of the Company’s obligations to Shaar for all accrued and unpaid dividends with respect to the Company’s Series B Convertible Preferred Stock and Series C Convertible Preferred Stock formerly held by Shaar. As at December 31, 2010, the $500,000 installment and the dividends payable of $125,209 were included in the balance of accrued liabilities (see “Note I — Accrued Liabilities”).

The principal and interest, which will also accrue at a rate of seven percent per annum under the Colatosti Note is scheduled to be repaid by the Company in cash on December 31, 2012.  The Company’s obligations under the Shaar Note and the Colatosti Note are secured by substantially all of the Company’s assets and Mr. Colatosti’s right of payment under the Colatosti Note is subordinated to the rights of Shaar under the Shaar Note.

The Company recorded the warrants at their relative fair value as of the inception date of the agreement. As the warrants were classified as equity instruments, no further accounting adjustment is required. The initial fair value of the warrants was recorded as a discount to the Secured Promissory Notes and will be amortized to interest expense over the two-year expected term of the debt, using the effective interest method.

Note financing and warrants consisted of the following as of December 31:

	2010	2009

Current Portion
2005
FMV of warrants	$—	$47,773
2009
Convertible promissory notes	—	737,957
Discount	—	(659,138)
FMV of embedded derivatives	—	344,891
2010
Secured promissory notes	2,300,000	—
Discount	(201,861)	—

Total	$2,098,139	$471,483

Long-Term Portion
2006
FMV of warrants	—	63,901
2010
Secured promissory notes	1,208,563	—
Discount	(106,071)	—
Total	$1,102,492	$63,901

Discount on Secured Promissory Notes

The fair value of the warrants, which was represented by the incremental value of the 8,000,000 warrants issued to Shaar over the value of the 5,108,333 warrants exchanged by Shaar, as detailed above, was recorded as a discount to the Secured Promissory Notes. The 8,000,000 warrants were valued using the Black Scholes model with the following assumptions:

	Year ended December 31,
	2010	2009
Dividend Yield	0%	n/a
Annual volatility	112%	n/a
Risk-free interest rate	2.01%	n/a

NOTE M—SEGMENT INFORMATION

The Company has determined that its continuing operations are one discrete segment consisting of Biometric products.

Prior to the sale of the Law Enforcement division in December 2009, Law had been reported as a separate segment.

Geographically, North American sales accounted for approximately 95% and 96% of the Company’s total sales for fiscal years 2010 and 2009, respectively.

NOTE N—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company does not own any real estate but conducts operations from three leased premises. These non-cancelable operating leases expire at various dates through 2014. In addition to base rent, the Company pays for property taxes, maintenance, insurance and other occupancy expenses according to the terms of the individual leases.

Future minimum rental commitments of non-cancelable operating leases are approximately as follows:

Year s ending December 31,
2011	$135,726
2012	136,280
2013	137,370
2014	92,097

$501,473

Rental expense was approximately $163,000 and $138,000 during 2010 and 2009, respectively.

Employment Agreements

The Company has employment agreements with two of its officers. These agreements allow the continuation of the employee’s salary in the event of termination without cause. The agreements also acknowledge the employee’s eligibility to participate in the Company’s bonus and option plans, the terms of which have not yet been established. As of December 31, 2010, the aggregate commitment under these agreements was approximately $384,000.

Legal Proceedings

In the normal course of business, the Company periodically becomes involved in litigation. As of December 31, 2010, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Series D Convertible Preferred Stock

The Company issued 30,557 shares of its redeemable Series D Convertible Preferred Stock to Shaar and Colatosti on December 28, 2009, in exchange for 30,557 shares of Series A Convertible Preferred Stock held by those shareholders.  Pursuant to the 2010 Exchange Agreement (see “Note L — Notes Payable”), Shaar and Mr. Colatosti exchanged all of their outstanding shares of the Company’s Series D Convertible Preferred Stock, including all accrued and unpaid dividends thereon, for new non-convertible 7% Secured Promissory Notes.

2. Permanent Equity

Common Stock

The Company is authorized to issue 170,000,000 shares of common stock, $.0001 par value per share, of which 78,155,413 were outstanding as of December 31, 2010.

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

During the year ended December 31, 2010, one of the Convertible Noteholders converted $27,615 of interest and $28,079 of principal into 442,015 shares of common stock. During the year ended December 31, 2009, preferred stockholders converted accumulated dividends of $1,385,752 into 9,836,518 shares of the Company’s common stock.

3. Warrants

The Company has issued warrants to certain creditors, investors, investment bankers and consultants. A summary of warrant activity is as follows:

	Total Warrants	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value

Outstanding, as of December 31, 2008	10,566,375	$0.95

Granted	13,000,000	0.30
Exercised	—	—
Expired	(6,790,584)	1.23
Outstanding, as of December 31, 2009	16,775,791	$0.33	4.09

Granted	8,000,000	0.30
Exercised	—	—
Forfeited	(13,108,333)	0.30
Expired	(1,405,843)	0.52
Outstanding, as of December 31, 2010	10,261,615	$0.32	4.10	—
Vested or expected to vest at December 31, 2010	10,261,615	$0.32	4.10	—
Exercisable at December 31, 2010	10,261,615	$0.32	4.10	—

The warrants outstanding and exercisable at December 31, 2010 were in the following exercise price ranges:

	Warrants outstanding and Exercisable
Range of exercise prices	Number of warrants	Weighted average remaining life (in years)

$ 0.30	9,861,615	4.24
0.75	400,000	0.61
	10,261,615

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

Stock Option Activity

Information summarizing option activity is as follows:

	Number of Options					Weighted average exercise	Weighted average remaining life	Aggregate intrinsic
	1996 Plan	1999 Plan	2004 Plan	Non Plan	Total	price	(in years)	value

Outstanding, as of December 31, 2008	80,000	335,000	2,837,941	3,755,000	7,007,941	$0.78

Granted	—	500,000	1,189,417	1,329,841	3,019,258	0.24
Exercised	—	—	—	—	—	—
Forfeited	(35,000)	(135,000)	(1,510,677)	(3,455,000)	(5,135,677)	0.89
Expired	—	(200,000)	(443,492)	(300,000)	(943,492)	0.73
Outstanding, as of December 31, 2009	45,000	500,000	2,073,189	1,329,841	3,948,030	$0.24

Granted	—	—	510,000	—	510,000	0.40
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Expired	(45,000)	—	(2,500)	—	(47,500)	0.48
Outstanding, as of December 31, 2010	—	500,000	2,580,689	1,329,841	4,410,530	0.25	3.76	$58,038
Vested or expected to vest at December 31, 2010					4,296,351	0.25	3.67	$57,515
Exercisable at December 31, 2010					3,759,862	0.24	3.32	$50,706

The options outstanding and exercisable at December 31, 2010 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)	Number exercisable	Weighted average exercise price
$ 0.07-0.21	1,696,272	$0.12	4.92	1,455,604	$0.11
0.22-0.40	2,299,258	0.30	2.67	2,229,258	0.30
0.41-0.68	340,000	0.46	6.02	—	—
0.69-0.94	75,000	0.94	0.84	75,000	0.94
$ 0.07-0.94	4,410,530			3,759,862

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.14 as of December 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2010 was 1,193,604.

The weighted average fair value of options granted during the years ended December 31, 2010 and 2009 was $0.19 and $0.10 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010 and 2009 was $0. The total fair value of shares vested during the years ended December 31, 2010 and 2009 was $48,026 and $327,382 respectively.

As of December 31, 2010 future compensation cost related to nonvested stock options is $60,683 and will be recognized over an estimated weighted average period of 1.16 years.

NOTE Q— GAIN ON REDEMPTION OR EXCHANGE OF REDEEMABLE PREFERRED STOCK

Pursuant to the Settlement Agreement entered into between the Company and the Longview Entities in July 2009, the Company paid a total cash settlement amount of $2,164,922 to the Longview Entities for the redemption of the outstanding shares of the Company’s Series B and C Convertible Preferred Stock held by the Longview Entities, and accumulated and unpaid dividends therein. The settlement amount represented a discount to the value of the Shares and accumulated and unpaid dividends, resulting in a gain to the Company of $721,640.  The Company increased Additional Paid in Capital by the amount of this gain.

There was no gain or loss on the exchange of the Company’s Series D Convertible Preferred Stock and Convertible Notes to Secured Promissory Notes, pursuant to the 2010 Exchange Agreement (see “Note L — Notes Payable” and “Note O — Equity”).

NOTE R—INCOME TAXES

The Company has deferred taxes due to income tax credits, net operating loss carryforwards, and the effect of temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of deferred taxes are as follows at December 31:

	2010	2009

Current asset:
Accrued compensation	$76,000	$79,000
Accounts receivable allowance	5,000	5,000
Non-current asset (liability):
Basis differences in fixed assets	30,000	29,000
Basis differences in intangible assets	27,000	22,000
Income tax credits	1,719,000	1,939,000
Net operating loss carryforwards	12,833,000	12,643,000
Installment sale	(846,000)	(967,000)
Valuation allowances	(13,844,000)	(13,750,000)

	$—	$—

The Company has a valuation allowance against the full amount of its net deferred taxes due to the uncertainty of realization of the deferred tax assets due to operating loss history of the Company. The Company currently provides a valuation allowance against deferred taxes when it is more likely than not that some portion, or all of its deferred tax assets will not be realized. The valuation allowance could be reduced or eliminated based on future earnings and future estimates of taxable income. Similarly, income tax benefits related to stock options exercised have not been recognized in the financial statements.

The Company reduced its deferred tax assets and the associated valuation allowance for gross unrecognized tax affected benefits by approximately $3,450,000. There was no adjustment to accumulated deficit as a result of these unrecognized tax benefits since there was a full valuation allowance against the related deferred tax assets. If these unrecognized tax benefits are ultimately recognized, they would have no impact on the effective tax rate due to the existence of the valuation allowance.

As of December 31, 2010, the Company has federal and state net operating loss carryforwards of approximately 45,809,000 and 15,600,000, respectively, subject to expiration between 2011 and 2030.  These net operating loss carryforwards are subject to the limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company.

A reconciliation of the effective income tax rate on operations reflected in the Statements of Operations to the US Federal statutory income tax rate is presented below.

	2010	2009

US Federal statutory income tax rate	34%	34%
State taxes, net	0	0
Permanent differences	34	24
Effect of net operating loss	(68)	(58)

Effective tax rate	0%	0%

The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The periods from 2007-2010 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax audit risk beyond those periods. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any significant interest expense recognized during the years ended December 31, 2010 and 2009.

NOTE S—SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Years ended December 31,
	2010	2009

Cash paid for:
Interest	$—	$78,681
Noncash Financing Activities:
Issuance of secured debt in exchange for Series D redeemable preferred stock	3,055,700	—
Issuance of secured debt in exchange for cumulative dividends on Series D redeemable preferred stock	218,652	—
Issuance of secured debt in exchange for convertible debt	709,878	—
Issuance of secured debt in exchange for accumulated interest on convertible debt	24,333	—
Issuance of convertible debt in exchange of discounted Series B redeemable preferred stock	—	390,459
Gain on redemption of Series B redeemable preferred stock	—	130,153
Issuance of convertible debt in exchange of discounted Series C redeemable preferred stock	—	1,774,463
Gain on redemption of Series C redeemable preferred stock	—	591,487
Issuance of Series D redeemable preferred stock in exchange for Series A preferred stock	—	3,055,700
Issuance of convertible debt in exchange for cumulative dividends on Series A preferred Stock	—	737,957
Issuance of common stock in exchange for Series A, Series B, and Series C preferred stock and cumulative dividends in arrears, thereon	—	1,385,752
Issuance of common stock in exchange for principal and interest on convertible promissory note	55,694	—
Origination of warrants in conjunction with convertible debt financing	—	373,956
Origination of warrants in conjunction with sale of law enforcement division	—	1,461,044
Origination of warrants in conjunction with secured debt financing	307,932	—
Origination of embedded derivatives with Series D redeemable preferred stock	—	430,398
Origination of note receivable in exchange for proceeds on the sale of the law enforcement division	—	4,000,000

NOTE T—PROFIT SHARING PLAN

The Company has established a savings plan under section 401(k) of the Internal Revenue Code. All employees of the Company, after completing one day of service are eligible to enroll in the 401(k) plan. Participating employees may elect to defer a portion of their salary on a pre-tax basis up to the limits as provided by the IRS Code. The Company is not required to match employee contributions but may do so at its discretion. The Company made no contributions during the two years ended December 31, 2010.

NOTE U—EARNINGS PER SHARE “EPS”

The Company’s basic EPS is calculated using net income (loss) available to common shareholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes and preferred stock. For the years ended December 31, 2010 and 2009, diluted per share computations are not presented since this effect would be antidilutive.

The reconciliation of the numerator of the basic and diluted EPS calculations, due to the inclusion of preferred stock dividends, accretion, and gain on redemption, was as follows for the following fiscal years ended December 31:

	2010	2009
Numerator:

Loss from continuing operations	$(649,772)	$(2,662,888)
Convertible preferred stock dividends, accretion, and gain on redemption	(643,759)	(518,749)
Loss from continuing operations applicable to common stockholders (basic and diluted EPS)	$(1,293,531)	$(3,181,637)

The following table summarizes the potential weighted average shares of common stock that were excluded from the diluted per share calculation, because the effect of including these potential shares was anti-dilutive.

	Years ended December 31,
	2010	2009

Preferred Stock	10,185,667	31,708,030
Convertible Debt	2,419,597	20,218
Stock Options	640,535	421,081

Potentially dilutive shares	13,245,799	32,149,329

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Years ended December 31,
	2010	2009

Stock options	2,844,258	2,613,758
Warrants	10,261,615	16,775,791

Total	13,105,873	19,389,549

NOTE V—Results by Quarter (Unaudited)

The following table presents selected unaudited financial information for the eight quarters in the period ended December 31, 2010. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance.

	For the Quarters Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010

Revenue	$538,194	$280,685	$524,351	$1,014,052	$976,175	$1,433,051	$546,376	$564,806
Gross profit	401,115	212,254	329,565	910,113	866,075	1,329,210	340,206	425,776
Income (loss) from continuing operations	(789,813)	(890,407)	(794,172)	(188,496)	565,239	243,816	(931,697)	(527,130)
Income (loss) from discontinued operations	1,011,862	1,030,177	724,761	105,735	435,319	(9,050)	(12,093)	(71,193)
Gain (loss) on disposal of discontinued operations	—	—	—	4,483,902	—	—	—	—
Net income (loss)	$222,049	$139,770	$(69,411)	$4,401,141	$1,000,557	$234,766	$(943,790)	$(598,322)
Basic and diluted earnings per common share:
Income (loss) from continuing operations	$(0.02)	$(0.02)	$(0.01)	$(0.00)	$0.01	$0.00	$(0.01)	$(0.01)
Income (loss) from discontinued operations	0.02	0.02	0.01	0.00	0.00	0.00	0.00	(0.00)
Gain on disposal of discontinued operations	—	—	—	0.06	—	—	—	—
Net loss	$0.00	$0.00	$(0.00)	$0.06	$0.01	$0.00	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	68,477,547	71,291,168	73,521,550	76,821,746	77,713,398	77,713,398	78,016,082	78,155,413

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-KEY INTERNATIONAL, INC.

Date: March 23, 2011	By:	/s/ MICHAEL W. DEPASQUALE
Michael W. DePasquale
CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. DEPASQUALE	Chief Executive Officer and Director	March 23, 2011
Michael W. DePasquale

/s/ CECILIA WELCH	Chief Financial Officer, Principal Accounting Officer	March 23, 2011
Cecilia Welch

/s/ THOMAS J. COLATOSTI	Chairman of the Board of Directors	March 23, 2011
Thomas J. Colatosti

/s/ JEFFREY J. MAY	Director	March 23, 2011
Jeffrey J. May

/s/ CHARLES P. ROMEO	Director	March 23, 2011
Charles P. Romeo

/s/ JOHN SCHOENHERR	Director	March 23, 2011
John Schoenherr

EXHIBIT INDEX

Exhibit No.	Description
3.1 (1)	Certificate of Incorporation of BIO-key International, Inc., a Delaware corporation
3.2 (1)	Certificate of Designation of Series A 7% Convertible Preferred Stock of BIO-key International, Inc., a Delaware corporation
3.3 (1)	By-Laws of BIO-key International, Inc., a Delaware corporation
3.4 (11)	Certificate of Amendment of Certificate of Incorporation of BIO-key International, Inc., a Delaware corporation
3.5 (9)	Certificate of Designation of the Series B Convertible Preferred Stock of the Company
3.6 (12)	Certificate of Designation of the Series C Convertible Preferred Stock of the Company
3.7 (16)	Certificate of Designation of the Series D Convertible Preferred Stock of the Company
4.1 (2)	Specimen certificates for shares of BIO-key International, Inc. common stock
10.1 (3)	SAC Technologies, Inc. 1999 Stock Option Plan
10.2 (4)	Employment Agreement by and between BIO-key International, Inc. and Mira LaCous dated November 20, 2001
10.3 (5)	BIO-key International, Inc. 2004 Stock Incentive Plan
10.4 (5)	Warrant to purchase 230,000 shares of Common Stock issued to Jesup & Lamont Securities Corp. on March 31, 2004
10.5 (5)	Warrant to purchase 105,000 shares of Common Stock issued to Douglass Bermingham on March 31, 2004
10.6 (5)	Warrant to purchase 60,000 shares of Common Stock issued to Mason Sexton on March 31, 2004
10.7 (5)	Warrant to purchase 22,000 shares of Common Stock issued to David Moss on March 31, 2004
10.8 (5)	Warrant to purchase 22,000 shares of Common Stock issued to Patrick Gaynes on March 31, 2004
10.9 (5)	Warrant to purchase 5,000 shares of Common Stock issued to Tom DuHamel on March 31, 2004
10.10 (6)

Form of Common Stock Purchase warrant issued pursuant to the Securities Purchase Agreement, effective as of May 31, 2005, by and among the Company, The Shaar Fund, Ltd. and the other purchasers that are a party thereto

10.11 (7)

Form of Common Stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated as of January 23, 2006, by and among the Company, The Shaar Fund Ltd., Longview Fund, L.P. and Longview Special Finance

10.12 (7)	Registration Rights Agreement, dated as of January 23, 2006 by and among the Company, The Shaar Fund, Ltd., Longview Fund, L.P. and Longview Special Finance
10.13 (10)	Securities Purchase Agreement, dated as of August 10, 2006, by and between the Company and Trellus Partners, L.P.
10.14 (10)	Form of Common Stock Purchase Warrant issued pursuant to the Securities Purchase Agreement, dated as of August 10, 2006, by and between the Company and Trellus Partners, L.P.
10.15 (10)	Registration Rights Agreement, dated as of August 10, 2006, by and between the Company and Trellus Partners, L.P.
10.16 (10)	Securities Purchase Agreement, dated as of August 10, 2006, by and between the Company and The Shaar Fund Ltd.
10.17 (12)	Purchase and Sale Agreement, dated as of May 22, 2007, by and between the Company and ZOLL Data Systems, Inc
10.18 (14)	Options to Purchase 50,000 and 65,241 Shares of Common Stock issued to Thomas J. Colatosti
10.19 (14)	Options to Purchase 100,000 and 130,481 Shares of Common Stock issued to Jeff May
10.20 (14)	Options to Purchase 50,000 and 32,620 Shares of Common Stock issued to Charles Romeo
10.21 (14)	Options to Purchase 50,000 and 48,930 Shares of Common Stock issued to John Schoenherr
10.22 (14)	Option to Purchase 500,000 Shares of Common Stock issued to Michael W. DePasquale
10.23 (14)	Option to Purchase 50,000 Shares of Common Stock issued to Thomas J. Colatosti
10.24 (14)	Options to Purchase 50,000 and 25,000 Shares of Common Stock issued to Jeff May
10.25 (14)	Option to Purchase 50,000 Shares of Common Stock issued to Charles Romeo
10.26 (14)	Option to Purchase 100,000 Shares of Common Stock issued to John Schoenherr
10.27 (15)	Settlement and Mutual Release Agreement, dated July 2, 2009, by and between the Company and Longview Special Finance, Inc., and Longview Fund LP
10.28 (15)	Promissory Note, dated July 7, 2009, by and between the Company and The Shaar Fund Ltd
10.29 (16)	Asset Purchase Agreement, dated August 13, 2009, by and between the Company and Interact911 Mobile Systems, Inc.

10.30 (16)	Note Amendment and Extension Agreement, dated as of November 3, 2009, by and between the Company and The Shaar Fund Ltd
10.31 (16)	Securities Exchange Agreement, dated as of November 12, 2009, by and between the Company and The Shaar Fund Ltd., and Thomas J. Colatosti
10.32 (16)	Promissory Note, dated December 7, 2009, by and between the Company and InterAct911 Mobile Systems, Inc.
10.33 (16)	Warrant to purchase 8,000,000 shares of Common Stock issue to SilkRoad Equity, LLC on December 7, 2009
10.34 (16)	Warrant to purchase 4,750,000 shares of Common Stock issued to The Shaar Fund Ltd. on December 28, 2009
10.35 (16)	Warrant to purchase 250,000 shares of Common Stock issued to Thomas J. Colatosti on December 28, 2009
10.36 (16)	Convertible Note, dated as of December 28, 2009, by and between the Company and The Shaar Fund Ltd.
10.37 (16)	Convertible Note, dated as of December 28, 2009, by and between the Company and Thomas J. Colatosti
10.38 (16)	Compensation Agreement, dated January 12, 2010, by and between the Company and Mr. Colatosti
10.39 (16)	Employment Agreement, effective March 25, 2010, by and between the Company and Michael W. DePasquale
10.40 (8)	Omnibus Amendment and Waiver Agreement, dated as of December 30, 2010, by and between the Company and InterAct911 Mobile Systems, Inc, and SilkRoad Equity, LLC
10.41 (8)	Securities Exchange Agreement, dated as of December 31, 2010, by and between the Company and The Shaar Fund Ltd., and Thomas J. Colatosti
10.42 (8)	Security and Subordination Agreement, dated as of December 31, 2010, by and between the Company and The Shaar Fund Ltd., and Thomas J. Colatosti
10.43 (8)	Warrant to purchase 8,000,000 shares of Common Stock issued to The Shaar Fund Ltd. on December 31, 2010
10.44 (8)	Secured Note, dated as of December 31, 2010, by and between the Company and The Shaar Fund Ltd.
10.45 (8)	Secured Note, dated as of December 31, 2010, by and between the Company and Thomas J. Colatosti
21.1 (13)	List of subsidiaries of BIO-key International, Inc.
23.1 (8)	Consent of RMSBG P.C
23.2 (8)	Consent of CCR LLP
31.1 (8)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (8)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (8)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 (8)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)       Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2005 and incorporated herein by reference.

(2)       Filed as an exhibit to the registrant’s registration statement on Form SB-2, File No. 333-16451 dated February 14, 1997 and incorporated herein by reference.

(3)       Filed as an exhibit to the registrant’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2000 and incorporated herein by reference.

(4)       Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2001 and incorporated herein by reference.

(5)       Filed as an exhibit to the registrant’s registration statement on Form SB-2, File No. 333-120104 dated October 29, 2004 and incorporated herein by reference. Filed herewith.

(6)       Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2005 and incorporated herein by reference.

(7)       Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006 and incorporated herein by reference.

(8)         Filed herewith.

(9)       Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2006 and incorporated herein by reference.

(10)  Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2006 and incorporated herein by reference.

(11)  Filed as an exhibit to the registrant’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2007 and incorporated herein by reference.

(12)  Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2007 and incorporated herein by reference.

(13)  Previously filed

(14)  Filed as an exhibit to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2009 and incorporated herein by reference.

(15)  Filed as an exhibit to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2009 and incorporated herein by reference.

(16)  Filed as an exhibit to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2010 and incorporated herein by reference.