Form 10-Q
period 2011-03-31
BIO KEY INTERNATIONAL INC
filed 2011-05-13
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of May 12, 2011 was 78,155,413

BIO-KEY INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$202,332	$1,010,096
Accounts receivable, net of allowance for doubtful accounts of $11,526 at March 31, 2011 and December 31, 2010	1,414,470	351,093
Note receivable, current portion	2,167,000	2,167,000
Inventory	7,834	9,775
Prepaid expenses and other	101,008	188,916
Total current assets	3,892,644	3,726,880
Equipment and leasehold improvements, net	74,318	28,128
Deposits and other assets	8,712	8,712
Note receivable, net of current portion	1,333,000	1,333,000
Intangible assets—less accumulated amortization	215,633	218,450
Total non-current assets	1,631,663	1,588,290
TOTAL ASSETS	$5,524,307	$5,315,170

LIABILITIES
Accounts payable	$290,749	$180,413
Accrued liabilities	529,241	1,079,117
Deferred revenue	613,907	281,393
Current portion of notes payable	2,121,396	2,098,139
Total current liabilities	3,555,293	3,639,062
Long term portion of notes payable	1,129,010	1,102,492
Deferred revenue	3,460	4,281
Total non-current liabilities	1,132,470	1,106,773
TOTAL LIABILITIES	4,687,763	4,745,835

STOCKHOLDERS’ EQUITY:
Common stock — authorized, 170,000,000 shares; issued and outstanding; 78,155,413 of $.0001 par value at March 31, 2011 and December 31, 2010	7,815	7,815
Additional paid-in capital	50,982,741	50,955,602
Accumulated deficit	(50,154,012)	(50,394,082)
TOTAL STOCKHOLDERS’ EQUITY	836,544	569,335
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,524,307	$5,315,170

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2011		2010

Revenues
Services	$158,344		$92,043
License fees and other	1,246,768		884,132
	1,405,112		976,175
Costs and other expenses
Cost of services	34,485		30,429
Cost of license fees and other	80,386		79,671
	114,871		110,100
Gross Profit	1,290,241		866,075

Operating Expenses
Selling, general and administrative	709,704		700,021
Research, development and engineering	296,549		284,788
	1,006,253		984,809
Operating income (loss)	283,988		(118,734)
Other income (expenses)
Interest income	64,132		60,000
Interest expense	(108,049)		(162,736)
Derivative and warrant fair value adjustments	—		786,710
	(43,917)		683,974
Income from continuing operations	240,071		565,240
Income from discontinued operations	—		435,318
Net Income	$240,071		$1,000,558
Basic Earnings per Common Share:
Income from continuing operations	$0.00	*	$0.00	*
Income from discontinued operations	—		0.00	*
Net earnings per Common Share	$0.00	*	$0.01
Diluted Earnings(Loss) per Common Share:
Income (loss) from continuing operations	$0.00	*	$0.00	*
Income from discontinued operations	—		0.00	*
Net earnings per Common Share	$0.00	*	$0.00	*
Weighted Average Shares Outstanding:
Basic	78,155,413		77,713,398
Diluted	78,745,813		91,207,492

* Represents less than $0.01

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$240,071	$1,000,558
Less:
Income from discontinued operations	—	(435,318)
Income from continuing operations	240,071	565,240
Adjustments to reconcile net income to cash used for operating activities:
Derivative and warrant fair value adjustments	—	(786,710)
Depreciation	6,614	7,962
Amortization
Intangible assets	2,817	2,979
Discounts on convertible debt related to derivatives	—	162,588
Discount on secured debt	49,775	—
Share-based compensation	27,138	11,490
Change in assets and liabilities:
Accounts receivable trade	(1,063,377)	(549,790)
Inventory	1,941	3,077
Prepaid expenses and other	87,908	(24,964)
Accounts payable	110,336	(70,581)
Accrued liabilities	75,333	(159,124)
Deferred revenue	331,693	100,524
Net cash used for continuing operations	(129,751)	(737,309)
Net cash provided by discontinued operations	—	435,928
Net cash used for operating activities	(129,751)	(301,381)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(52,804)	(3,074)
Net cash used for investing activities	(52,804)	(3,074)
CASH FLOW FROM FINANCING ACTIVITIES:
Dividends	(125,209)	—
Repayment of notes payable	(500,000)	—
Net cash used for financing activities	(625,209)	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(807,764)	(304,455)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,010,096	792,426
CASH AND CASH EQUIVALENTS, END OF PERIOD	$202,332	$487,971

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2011	2010

Cash paid for:
Interest	$—	$—

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011(Unaudited)

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The balance sheet at December 31, 2010 was derived from the audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Form 10-K”), filed on March 23, 2011.

Recently Issued Accounting Pronouncements

On January 1, 2011, the Company adopted Accounting Standards Update “ASU” 2010-20, “Receivables (Topic310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period and the disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The adoption of ASU 2010-20 did not have a significant impact on its consolidated financial statements.

On January 1, 2011, The Company adopted ASU 2010-17 “Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.” The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of ASU 2010-17 did not have a significant impact on its consolidated financial statements.

On January 1, 2011, the Company adopted ASU 2009-13 “Multiple Element Arrangements.” ASU 2009-13 addresses the determination of when the individual deliverables included in a multiple arrangement may be treated as separate units of accounting. ASU 2009-13 also modifies the manner in which the transaction consideration is allocated across separately identified deliverables and establishes definitions for determining fair value of elements in an arrangement. This standard must be adopted by the Company no later than January 1, 2011 with earlier adoption permitted. The adoption of ASU 2010-13 did not have a significant impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

2.                     LIQUIDITY AND CAPITAL RESOURCE MATTERS

We have incurred significant losses to date, and at March 31, 2011, we had an accumulated deficit of approximately $50 million. In addition, broad commercial acceptance of our technology is critical to the Company’s success and ability to generate future revenues. At March 31, 2011, our total cash and cash equivalents was approximately $202,000, as compared to approximately $1,010,000 at December 31, 2010.

As discussed below, the Company has financed itself in the past through access to the capital markets by issuing secured and convertible debt securities, as well as convertible preferred stock and common stock. We currently require approximately $400,000 per month to conduct our operations. During 2010, we generated approximately $3,500,000 of revenue. While the Company expects to increase revenue thoughout 2011, there can be no assurance that we will achieve this goal.

The Company expects to receive $3.5 million from the maker of its Note Receivable in periodic installments concluding December 2012. These cash inflows are expected to be offset by amounts due for repayment of the outstanding balance of $3.5 million of the Company’s Secured Promissory Notes issued in the 2010 exchange of its then outstanding shares of the Company’s Series D Convertible Preferred Stock, including all accrued and unpaid dividends thereon, and the 7% Convertible Promissory Note.

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

Due to several factors, including our history of losses and limited revenue, our independent auditors have included an explanatory paragraph in opinions they have previously issued related to our annual financial statements as to the substantial doubt about our ability to continue as a going concern. Our long-term viability and growth will depend upon the successful commercialization of our technologies and our ability to obtain adequate financing. To the extent that we require such additional financing, no assurance can be given that any form of additional financing will be available on terms acceptable to us, that adequate financing will be obtained to meet our needs, or that such financing would not be dilutive to existing stockholders. If available financing is insufficient or unavailable or if we fail to continue to generate meaningful revenue, we may be required to further reduce operating expenses, delay the expansion of operations, be unable to pursue merger or acquisition candidates, or continue as a going concern.

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

4.                     SHARE BASED COMPENSATION

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2011	2010

Selling, general and administrative	4,096	5,348
Research, development and engineering	23,042	6,142
	$27,138	$11,490

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

The reconciliation of the numerator of the basic and diluted EPS calculations, due to the inclusion of preferred stock dividends and accretion was as follows for the following three month periods ended March 31, 2011 and 2010:

	Three Months ended March 31,
	2011		2010

Basic Numerator:

Net income from continuing operations	$240,071		$565,240
Convertible preferred stock dividends and accretion	—		(158,735)
Income available to common stockholders	$240,071		$406,505

Basic Denominator:	78,155,413		77,713,398
Per Share Amount	$0.00	*	$0.01

* Represents less than $0.01

The following table summarizes the potential weighted average shares of common stock that were included in the diluted per share calculation for three months ended March 31, 2011 and March 31, 2010.

	Three Months Ended March 31,
	2011	2010

Preferred Stock	—	10,185,667
Convertible Debt	—	2,459,857
Stock Options	590,400	848,570
Potentially dilutive securities	590,400	13,494,094

	Three Months ended March 31,
	2011		2010

Dilutive Numerator:

Net income from continuing operations	$240,071		$565,240
Convertible preferred stock dividends and accretion	—		(158,735)
Convertible debt interest recognized	—		162,588
Reversed derivative change in fair market value	—		(698,884)
Income (loss) available to common stockholders	$240,071		$(129,791)

Dilutive Denominator:	78,745,813		91,207,492
Per Share Amount	$0.00	*	$0.00 *

* Represents less than $0.01

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months Ended March 31,
	2011	2010

Stock options	3,039,258	2,759,258
Warrants	9,986,615	16,775,791

Total	13,025,873	19,535,049

6.                     NOTE RECEIVABLE

Notes receivable consisted of the following:

	March 31,	December 31,
	2011	2010

Note Receivable — Current	$2,167,000	$2,167,000
Note Receivable — Non-Current	1,333,000	1,333,000

Total	$3,500,000	$3,500,000

As consideration for the Asset Sale (see “Note 3 — Discontinued Operations”), Buyer paid the Company an aggregate purchase price of approximately $11.3 million. Of that amount, approximately $7.0 million was paid in cash at the closing of the Asset Sale, and approximately $300,000 was paid pursuant to the post-closing working capital adjustment provided for in the Purchase Agreement. Buyer also issued a promissory note (the “Note”) in the original principal amount of $4 million in favor of the Company.  The Note bears interest, payable on a quarterly basis, at a rate per annum equal to six percent (6%) compounded annually on the principal sum from time to time outstanding.  The Note is guaranteed by SilkRoad, a private investment firm and a principal owner of Buyer, and is secured by all of the intellectual property assets that were sold by the Company to Buyer.

Effective as of December 30, 2010, the Company entered into an Amendment and Waiver agreement (the “Amendment and Waiver”) with respect to the Note. Under the original terms of the Note, the initial scheduled repayment of principal, equal to $1,334,000, was due to be paid to the Company on December 8, 2010.  Pursuant to the Amendment and Waiver, the Company agreed to defer $834,000 of this initial payment into three equal payments due over the course of the first three quarters of 2011, of which the first payment of $278,000 was received April 6, 2011.  The Amendment and Waiver did not change the timing or amount of the remaining annual payments described in the Note; $1,333,000 is due to be paid to the Company in December 2011 and also in December 2012.

In exchange for this deferral, the Buyer made a cash principal payment of $500,000, agreed to increase the interest rate on the deferred amount from six percent to twelve percent, and agreed to have the owner of the Parent, Silkroad Equity LLC, forfeit all of the 8,000,000 warrants previously granted to it by the Company.

Accrued interest receivable was $0  and $59,108 as of March 31, 2011 and December 31, 2010, respectively, and is included in prepaid expenses and other at December 31, 2010.

7.                     NOTES PAYABLE

The 2010 Exchange Agreement

Effective as of December 31, 2010, the Company entered into a Securities Exchange Agreement (the “2010 Exchange Agreement”) with the Shaar Fund, Ltd. (“Shaar”) and Thomas Colatosti (“Colatosti”).  Pursuant to the 2010 Exchange Agreement, Shaar exchanged all of its outstanding shares of the Company’s Series D Convertible Preferred Stock, including all accrued and unpaid dividends thereon, and the 7% Convertible Promissory Note dated as of December 28, 2009 issued by the Company to Shaar in the original principal amount of $673,079 for an installment payment of $500,000 and a new non-convertible 7% Secured Promissory Note in the original principal amount of $3,157,759 (the “Shaar Note”).  The installment payment was made in January 2011. Shaar also exchanged all of its existing warrants to purchase the Company’s common stock, exercisable for an aggregate of 5,108,333 shares, for a new five-year warrant to purchase up to an aggregate of 8,000,000 shares of the Company’s common stock at an exercise price of $0.30 per share.  In addition, pursuant to the 2010 Exchange Agreement, Mr. Colatosti agreed to exchange all of his outstanding shares of Series D Convertible Preferred Stock, including all accrued and unpaid dividends thereon, and the 7% Convertible Promissory Note dated as of December 28, 2009 issued by the Company to Mr. Colatosti in the original principal amount of $64,878 for a new non-convertible 7% Secured Promissory Note in the original principal amount of $350,804 (the “Colatosti Note”).

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

Pursuant to the Exchange Agreement, the Company made a cash payment to Shaar in the amount of $500,000 at the closing of the exchange and also paid approximately $125,209 to Shaar on January 31, 2011 in full satisfaction of the Company’s obligations to Shaar for all accrued and unpaid dividends with respect to the Company’s Series B Convertible Preferred Stock and Series C Convertible Preferred Stock formerly held by Shaar.

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

The Company recorded the warrants at their relative fair value as of the inception date of the agreement. As the warrants were classified as equity instruments, no further accounting adjustment is required. The initial fair value of the warrants was recorded as a discount to the Notes Payable and will be amortized to interest expense over the two-year expected term of the debt, using the effective interest method.

Notes payable consisted of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Current Portion

Secured promissory notes	$2,300,000	$2,300,000
Discount	(178,604)	(201,861)
Total	$2,121,396	$2,098,139

Long-Term Portion

Secured promissory notes	$1,208,563	$1,208,563
Discount	(79,553)	(106,071)
Total	$1,129,010	$1,102,492

8.                     SEGMENT INFORMATION

The Company has determined that its continuing operations are one discrete segment consisting of Biometric products. Geographically, North American sales accounted for approximately 22% and 96% of the Company’s total sales for the three months ended March 31, 2011 and 2010, respectively.

9.                     FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities, and notes payable, are carried at, or approximate, fair value because of their short-term nature. The Company issued warrants to purchase shares of the Company’s Common Stock as part of various debt financings. The Company recorded the warrants at their relative fair value as of the inception date of the agreement. As the warrants were classified as equity instruments, no further accounting adjustment is required. The Company utilizes the Black Scholes Option Pricing Model (see “Note 7 — Notes Payable”).

10.                   MAJOR CUSTOMERS

For the three months ended March 31, 2011 and 2010, one customer accounted for 71% and 49% of revenue, respectively.

11.                   RELATED PARTY TRANSACTIONS

In connection with his appointment to the Board of Directors in September 2002, and as acting Chief Financial Officer from November 2008 to December 2009, the Company has entered into a number of consulting arrangements with Colatosti. Under the most recent arrangement, which was entered into on January 12, 2010, Mr. Colatosti provides services to the Company and its subsidiary for a two-year term ending December 31, 2011 at a rate of $5,000 per month.Mr. Colatosti has substantial experience in the biometric industry and in addition to his role as the Chairman of the Board of Directors of the Company, provides extensive service to the Company in the areas of strategic planning and corporate finance. For each of the three months ended March 31, 2011 and 2010, the Company paid Mr. Colatosti $15,000.

12.                   SUBSEQUENT EVENTS

The Company has reviewed subsequent events through the date of the filing.

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

OVERVIEW

BIO-key International, Inc. (the “Company,” “BIO-key,” “we,” or “us) was founded in 1993 as a fingerprint biometric technology company. Biometric technology is the science of analyzing specific human characteristics which are unique to each individual in order to identify a specific person from a broader population. First incorporated as BBG Engineering, the company became SAC Technologies in 1994. The BIO-key name was introduced in 2002.

We develop and market advanced fingerprint identification biometric technology and software solutions. We were among the initial pioneers in developing automated finger identification technology that can be used without the aid of non-automated methods of identification such as a personal identification, password, token, smart card, ID card, credit card, passport, driver’s license or other form of possession or knowledge based identification. This advanced BIO-key™ identification technology improves both the accuracy and speed of finger-based biometrics.

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

CRITICAL ACCOUNTING POLICIES

For detailed information on our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and in our Annual Report on Form 10-K, for the year ended December 31, 2010.  There have been no material changes to our critical accounting policies and estimates from those disclosed in our 10-K filed on March 23, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2011, the Company adopted Accounting Standards Update (ASU) 2010-20, “Receivables (Topic310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period and the disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The adoption of ASU 2010-20 did not have a significant impact on its consolidated financial statements.

On January 1, 2011, the Company adopted ASU 2010-17, “Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.” The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of ASU 2010-17 did not have a significant impact on its consolidated financial statements.

On January 1, 2011, the Company adopted ASU 2009-13, “Multiple Element Arrangements.” ASU 2009-13 addresses the determination of when the individual deliverables included in a multiple arrangement may be treated as separate units of accounting. ASU 2009-13 also modifies the manner in which the transaction consideration is allocated across separately identified deliverables and establishes definitions for determining fair value of elements in an arrangement. The adoption of ASU 2010-13 did not have a significant impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011 AS COMPARED TO MARCH 31, 2010

INTRODUCTION

Consolidated Results of Operations - Percent Trend

	Three Months Ended March 31,
	2011	2010
Revenues
Services	11%	9%
License fees and other	89%	91%
	100%	100%
Costs and other expenses
Cost of services	2%	3%
Cost of license fees and other	6%	8%
	8%	11%
Gross profit	92%	89%

Operating expenses
Selling, general and administrative	51%	72%
Research, development and engineering	21%	29%
	72%	101%
Operating income (loss)	20%	-12%

Other income (expenses)	-3%	70%
Income from continuing operations	17%	58%
Income from discontinued operations	—%	44%

Net Income	17%	102%

	Three months ended
	March 31,
	2011	2010	$ Change	% Change

Revenues
Service	158,344	92,043	66,301	72%
License & other	1,246,768	884,132	362,636	41%
Total Revenue	$1,405,112	$976,175	$428,937	44%

Cost of goods sold
Service	34,485	30,429	4,056	13%
License & other	80,386	79,671	715	1%
Total COGS	$114,871	$110,100	$4,771	4%

Revenues

For the three months ended March 31, 2011 and 2010, service revenues included approximately $142,000 and $87,000, respectively, of recurring maintenance and support revenue, and approximately $16,000 and $5,000, respectively, of non-recurring custom services revenue.  Recurring service revenue increased 63% from 2010 to 2011 as the Company continued to bundle maintenance agreements to its expanding customer license base, and renewed existing maintenance agreements from its legacy customers.

For the three months ended March 31, 2011, license and other revenue (comprised of third party hardware and royalty) increased as a result of several contributing factors.  The Company realized an approximately $340,000 increase (41%) in its core software license revenue primarily as a result of an order with a new international customer, and maintaining the percentage of license and other revenue as a proportion of total revenue at 90%. For the three months ended March 31, 2011 and 2010 there were large orders from  single new customers that represented 71% and 49% of total revenue, respectively.  For the three months ended March 31, 2011 and 2010 we received purchase orders from McKesson for their continued deployment of our identification technology in their AccuDose® product line, and for continued expansion of biometric ID deployments with commercial partners ChoicePoint /Nexis Lexis, Educational Biometric Technology, and Identimetrics. For the three months ended March 31, 2011, the company also received a contract with Robinson Memorial Hospital to include our biometric software along with Allscripts Sunrise Client Manager. Third-party hardware sales increased by approximately $16,000 (15%), primarily as a result of increased demand from an existing OEM partner.  The Company’s royalty income for the three months ended March 31, 2011 was derived from an OEM agreement, and result in a 28% increase in revenue from $22,267 to $28,560.

Costs of goods sold

For the three months ended March 31, 2011, cost of service increased approximately $4,000 as a result of slight increases to personnel related costs.  License and other costs for the three months ended March 31, 2010 remained relatively flat as the costs associated with the increase in third party hardware were offset by a decrease in costs for third party license revenue.

Selling, general and administrative

	Three months ended
	March 31,
	2011	2010	$ Change	% Change

Selling, general and administrative	$709,704	$700,021	$9,683	1%

Selling, general and administrative costs for the three months ended March 31, 2011 increased 1% from the same period in 2010.  Reduction in travel and show expenses were offset by an increase in commission expense related to increased sales.

Research, development and engineering

	Three months ended
	March 31,
	2011	2010	$ Change	% Change

Research, development and engineering	$296,549	$284,788	$11,761	4%

For the three months ended March 31, 2011, research, development and engineering costs increased 4% from the same period in 2010 as the Company employed temporary outside services for a specific new project and in non-cash compensation charges in accordance with the provisions of ASC 718-10, offset by a reduction in travel and engineering supplies.

Other income and expense

	Three months ended
	March 31,
	2011	2010	$ Change	% Change

Derivative and warrant fair value adjustments	$—	$786,710	$(786,710)	-100%
Amortization of discount	(49,774)	(162,588)	112,814	-69%
Interest income	64,132	60,000	4,132	7%
Interest expense	(58,275)	(148)	(58,127)	39275%

Total	$(43,917)	$683,974	$(727,891)	-106%

For the quarter ended March 31, 2010, the derivative and warrant fair value income were attributable to embedded derivatives and detachable warrants issued with convertible debt in 2005, 2006 and 2009. The fair value of the derivatives fluctuated based on: our stock price on the valuation date, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate, and the time to maturity of the outstanding debt at different points in time. Our convertible debt was converted to the Note Payable which was discounted as a result of the detachable warrants associated with the conversion.  For the quarter ended March 31, 2011, the amortization of the discount was attributable to the Note Payable and for the quarter ended March 31, 2010, the non-cash amortization of the discount for the convertible note.

For the quarters ended March 31, 2011 and 2010, the interest income was attributable to the Note Receivable.

For the quarter ended March 31, 2011, the interest expense was attributable to the Note Payable.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during the three months ended March 31, 2011 was approximately $130,000. The cash used for operating activities was primarily due to the following items:

•           Negative cash flows related to an increase in accounts receivable of approximately $1,063,000, due to a large order received late in the quarter; and

•           Positive cash flows from an increase in accrued expenses of approximately $110,000, attributable to the accrued commission and an increase of approximately $332,000 in deferred revenue, both due to the large order received late in the quarter and some increase deferred revenue for advance payments made on maintenance renewals.

•           The Company recorded approximately $27,000 of charges during the first quarter of 2011 for the expense of issuing options to employees for services.

The cash used for investing activities was primarily due to a capital expenditure of approximately $53,000 to upgrade development equipment.

The cash used for financing activities included a repayment of outstanding dividends for approximately $125,000 and an installment payment due on the Note Payable of $500,000.

Working capital at March 31, 2011 was approximately $337,000 as compared to approximately $88,000 at December 31, 2010. The improvement was driven mainly by the reduction in accrued liability by payment of the Note Payable.

Since January 7, 1993 (date of inception), our capital needs have been principally met through proceeds from the sale of equity and debt securities.

We do not expect any material capital expenditures during the next twelve months.

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Liquidity outlook

At March 31, 2011, our total of cash and cash equivalents was $202,332, as compared to $1,010,096 at December 31, 2010.

As discussed above, the Company has financed itself in the past through access to the capital markets by issuing convertible debt securities, convertible preferred stock and common stock. We currently require approximately $400,000 per month to conduct our operations. During the first three months of the 2011, we generated approximately $1,405,000 of revenue. While the Company expects to increase revenue through the remainder of 2011, there can be no assurance that we will achieve that goal.

The Company expects to receive $3.5 million from the maker of its Note Receivable in periodic installments concluding December 2012. These cash inflows are expected to be offset by amounts due for repayment of the outstanding balance of $3.5 million of the Company’s Secured Promissory Notes issued in December 2010 from the exchange of its outstanding shares of the Company’s Series D Convertible Preferred Stock, including all accrued and unpaid dividends thereon, and the 7% Convertible Promissory Note.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-Key International, Inc.

Dated: May 13, 2011	/s/ MICHAEL W. DEPASQUALE
Michael W. DePasquale
Chief Executive Officer

Dated: May 13, 2011	/s/ CECILIA C. WELCH
Cecilia C. Welch
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1(1)	Certificate of CEO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2 (1)	Certificate of CFO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1(1)	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350

32.2 (1)	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

(1)                                              Filed herewith