Form 10-Q
period 2011-06-30
BIO KEY INTERNATIONAL INC
filed 2011-08-15
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of August 12, 2011 was 78,155,413.

BIO-KEY INTERNATIONAL, INC.

PART I -- FINANCIAL INFORMATION

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$38,029	$1,010,096
Accounts receivable, net of allowance for doubtful accounts of $11,526 at June 30, 2011 and December 31, 2010	1,735,389	351,093
Note receivable, current portion	-	2,167,000
Inventory	6,230	9,775
Prepaid expenses and other	88,227	188,916
Total current assets	1,867,875	3,726,880
Equipment and leasehold improvements, net	66,168	28,128
Deposits and other assets	8,712	8,712
Note receivable, net of current portion	-	1,333,000
Intangible assets—less accumulated amortization	212,815	218,450
Total non-current assets	287,695	1,588,290
TOTAL ASSETS	$2,155,570	$5,315,170

LIABILITIES
Accounts payable	$497,646	$180,413
Accrued liabilities	562,660	1,079,117
Deferred revenue	494,686	281,393
Current portion of notes payable	-	2,098,139
Total current liabilities	1,554,992	3,639,062
Long term portion of notes payable	346,428	1,102,492
Deferred revenue	2,640	4,281
Total non-current liabilities	349,068	1,106,773
TOTAL LIABILITIES	1,904,060	4,745,835

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock — authorized, 170,000,000 shares; issued and outstanding; 78,155,413 of $.0001 par value at June 30, 2011 and December 31, 2010	7,815	7,815
Additional paid-in capital	50,991,931	50,955,602
Accumulated deficit	(50,748,236)	(50,394,082)
TOTAL STOCKHOLDERS’ EQUITY	251,510	569,335
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,155,570	$5,315,170

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,			Six months ended June 30,
	2011	2010		2011	2010

Revenues
Services	$150,627	$112,345		$308,972	$204,388
License fees and other	833,526	1,320,706		2,080,294	2,204,838
	984,153	1,433,051		2,389,266	2,409,226
Costs and other expenses
Cost of services	31,329	19,760		65,815	50,188
Cost of license fees and other	261,247	84,081		341,633	163,753
	292,576	103,841		407,448	213,941
Gross Profit	691,577	1,329,210		1,981,818	2,195,285

Operating Expenses
Selling, general and administrative	638,260	897,442		1,347,964	1,597,462
Research, development and engineering	287,356	275,135		583,906	559,924
	925,616	1,172,577		1,931,870	2,157,386
Operating profit (loss)	(234,039)	156,633		49,948	37,899
Other income (expenses)
Interest income	30,898	60,953		95,030	120,952
Interest expense	(291,083)	(164,347)		(399,132)	(327,083)
Net discounts of notes payable and note receivable	(100,000)	-		(100,000)	-
Derivative and warrant fair value adjustments	-	190,577		-	977,287
	(360,185)	87,183		(404,102)	771,156
(Loss) income from continuing operations	(594,224)	243,816		(354,154)	809,055
Income (loss) from discontinued operations	-	(9,050)		-	426,269
Net income (loss)	$(594,224)	$234,766		$(354,154)	$1,235,324

Basic Earnings per Common Share:
(Loss) income from continuing operations	$(0.01)	$0.00		$0.00	$0.01
Income (loss) from discontinued operations	-	0.00		-	0.00
Net income (loss)	$(0.01)	$0.00	*	$0.00 *	$0.01

Diluted Earnings per Common Share:
(Loss) income from continuing operations	$(0.01)	$0.00	*	$0.00 *	$0.00

Weighted Average Shares Outstanding:
Basic	78,155,413	77,713,398		78,155,413	77,713,398
Diluted	78,155,413	90,976,643		78,155,413	91,094,752
* Represents less than $0.01

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(354,154)	$1,235,324
Less:
Income from discontinued operations	-	(426,269)
Income (loss) from continuing operations	(354,154)	809,055
Adjustments to reconcile net income (loss) to cash used in operating activities:
Derivative and warrant fair value adjustments	-	(977,287)
Depreciation	14,764	12,881
Amortization
Intangible assets	5,635	5,959
Discount on convertible debt related to derivatives	-	326,901
Discount on secured debt	307,932	-
Net discounts of notes payable and note receivable	100,000	-
Share-based compensation	36,329	25,747
Change in assets and liabilities:
Accounts receivable trade	(1,384,296)	(1,076,496)
Inventory	3,545	2,228
Prepaid expenses and other	100,689	(36,877)
Accounts payable	317,233	112,982
Accrued liabilities	108,752	(81,726)
Deferred revenue	211,652	125,346
Net cash used for continuing operations	(531,919)	(751,287)
Net provided by discontinued operations	-	427,668
Net cash used for operating activities	(531,919)	(323,619)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(52,804)	(4,982)
Transfer of funds from restricted cash	-	40,500
Net cash provided by (used for) investing activities	(52,804)	35,518
CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of notes payable	(3,612,135)	-
Proceeds from payment of note receivable	3,350,000	-
Dividends paid	(125,209)	-
Net cash used for financing activities	(387,344)	-
NET DECREASE IN CASH AND CASH EQUIVALENTS	(972,067)	(288,101)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,010,096	792,426
CASH AND CASH EQUIVALENTS, END OF PERIOD	$38,029	$504,325

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2011	2010

Cash paid for:
Interest	$80,286	$-

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 (Unaudited)

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

2.             LIQUIDITY AND CAPITAL RESOURCE MATTERS

We have incurred significant losses to date, and at June 30, 2011, we had an accumulated deficit of approximately $51 million. In addition, broad commercial acceptance of our technology is critical to the Company’s success and ability to generate future revenues. At June 30, 2011, our total cash and cash equivalents were approximately $38,000, as compared to approximately $1,010,000 at December 31, 2010.

As discussed below, the Company has financed itself in the past through access to the capital markets by issuing secured and convertible debt securities, as well as convertible preferred stock and common stock. We currently require approximately $400,000 per month to conduct our operations. During 2010, we generated approximately $3,500,000 of revenue. While the Company expects to increase revenue throughout 2011, there can be no assurance that we will achieve this goal.

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

During the three and six months ended June 30, 2010, the Company recorded revenue of approximately $0 and $483,000, respectively, from a contract delivered under our arrangement with the Buyer which was reduced by expenses for professional fees. Income (loss) from discontinued operations totaled approximately ($9,000) and $426,000 for the three and six months ended June 30, 2010, respectively.  The Company does not expect any additional income from discontinued operations in the future.

4.             SHARE BASED COMPENSATION

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited condensed interim consolidated statements of operations:

	Three Months Ended June 30,	Three Months Ended June 30,
	2011	2010

Selling, general and administrative	$2,064	$5,462
Research, development and engineering	7,127	8,795
	$9,191	$14,257

	Six Months Ended June 30,	Six Months Ended June 30,
	2011	2010

Selling, general and administrative	$6,160	$10,810
Research, development and engineering	30,169	14,937
	$36,329	$25,747

Stock Option Activity

During the three months ended June 30, 2011, the Company granted options to purchase 945,000 shares to employees. The options granted have a seven-year term, an exercise price of $0.14 per share and vest over three years.

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

The reconciliation of the numerators of the basic and diluted EPS calculations, due to the inclusion of preferred stock dividends and accretion was as follows for both of the following three and six month periods ended June 30:

	Three Months ended June 30,			Six Months ended June 30,
	2011	2010		2011	2010

Basic Numerator:

Net (loss) income from continuing operations	$(594,224)	$243,816		$(354,154)	$809,055
Convertible preferred stock dividends and accretion	-	(160,499)		-	(319,234)
(Loss) income available to common stockholders	$(594,224)	$83,317		$(354,154)	$489,821

Basic Denominator	78,155,413	77,713,398		78,155,413	77,713,398
Per Share Amount	$(0.01)	$0.00	*	$0.00 *	$0.01

* Represents less than $0.01

The following table summarizes the potential weighted average shares of common stock that were included in the diluted per share calculation for the three and six month periods ended June 30, 2011, and June 30, 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Preferred Stock	-	10,185,667	-	10,185,667
Convertible Debt	-	2,459,857	-	2,459,857
Stock Options	-	617,722	-	735,831
Potentially dilutive securities	-	13,263,246	-	13,381,355

	Three Months ended June 30,			Six Months ended June 30,
	2011	2010		2011	2010

Dilutive Numerator:

(Loss) income available to common stockholders (basic EPS)	$(594,224)	$83,317		$(354,154)	$489,821
Convertible preferred stock dividends and accretion	-	160,499		-	319,234
Convertible debt interest recognized	-	164,347		-	326,935
Reversed derivative change in fair market value	-	(170,968)		-	(869,852)
Income (loss) available to common stockholders (dilutive EPS)	$(594,224)	$237,195		$(354,154)	$266,138

Dilutive Denominator:	78,155,413	90,976,643		78,155,413	91,094,752
Per Share Amount	$(0.01)	$0.00	*	$0.00 *	$0.00	*

* Represents less than $0.01

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Stock options	2,527,140	2,984,258	2,507,140	2,789,258
Warrants	9,986,615	15,369,948	9,986,615	15,369,948
Total	12,513,755	18,354,206	12,493,755	18,159,206

6.      NOTE RECEIVABLE

  Notes receivable consisted of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Note Receivable – Current	$-	$2,167,000
Note Receivable – Non-Current	-	1,333,000

Total	$-	$3,500,000

As consideration for the Asset Sale (see “Note 3 — Discontinued Operations”), Buyer paid the Company an aggregate purchase price of approximately $11.3 million. Of that amount, approximately $7.0 million was paid in cash at the closing of the Asset Sale, and approximately $300,000 was paid pursuant to the post-closing working capital adjustment provided for in the Purchase Agreement. Buyer also issued a promissory note (the “Note”) in the original principal amount of $4 million in favor of the Company.  The Note earned interest, payable on a quarterly basis, at a rate per annum equal to six percent (6%) compounded annually on the principal sum from time to time outstanding.

Effective as of December 30, 2010, the Company entered into an Amendment and Waiver agreement (the “Amendment and Waiver”) with respect to the Note. Under the original terms of the Note, the initial scheduled repayment of principal, equal to $1,334,000, was due to be paid to the Company on December 8, 2010.  Pursuant to the Amendment and Waiver, the Company agreed to defer $834,000 of this initial payment into three equal payments due over the course of the first three quarters of 2011, of which the first payment of $278,000 was received in April 2011.

In exchange for this deferral, the Buyer made a principal payment of $500,000 (received in December 2010), agreed to increase the interest rate on the deferred amount from six percent to twelve percent, and agreed to have the owner of the Parent, Silkroad Equity LLC, forfeit all of the 8,000,000 warrants previously granted to it by the Company.

Effective as of May 19, 2011, the Buyer exercised its option to prepay the balance due of $3,222,000 under the Note. In consideration for the early payment from the Buyer, the Company accepted a $150,000 discount on the principal amount due, of which $50,000 was absorbed by the Secured Promissory Noteholders (see “Note 7 – Notes Payable”). The total amount received by the Company was $3,113,654 which included principal amount of $3,222,000, interest income of $30,888 and a reimbursement of legal fees incurred of $10,766 net of the discount of $150,000.

Accrued interest receivable was $0 and $59,108 as of June 30, 2011 and December 31, 2010, respectively, and was included in prepaid expenses and other at December 31, 2010.

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

Effective as of May 20, 2011, the Company exercised its option to prepay the balance due of $3,157,759 owed to Shaar on its Secured Promissory Note. In consideration of the $150,000 discount granted by the Company for the early payment of the Note Receivable (see “Note 6 — Note Receivable”), the Company’s Secured Promissory Note holders agreed to absorb $50,000 of the discount, with the remainder borne by the Company.  The discount was prorated to both Note holders which reduced the Shaar payment by $45,624 and the principle amount owed on the Colatosti Note by $4,376.   The total amount paid by the Company to Shaar was $3,192,421 and included principal of $3,157,759,  interest of $80,286 less Shaar’s share of the discount described above.

Notes payable consisted of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Current Portion

Secured promissory notes	-	2,300,000
Discount	-	(201,861)
Total	$-	$2,098,139

Long-Term Portion

Secured promissory notes	346,428	1,208,563
Discount	-	(106,071)
Total	$346,428	$1,102,492

8.             SEGMENT INFORMATION

The Company has determined that its continuing operations are one discrete segment consisting of Biometric products. Geographically, North American sales accounted for approximately 68% and 96% of the Company’s total sales for the three months ended June 30, 2011 and 2010, respectively, and were approximately 41% and 96% of the Company’s total sales for the six months ended June 30, 2011 and 2010, respectively.

9.             FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities, and notes payable, are carried at, or approximate, fair value because of their short-term nature.

10.           MAJOR CUSTOMERS

For the three months ended June 30, 2011 and 2010, one customer accounted for 32% and 39% of revenue, respectively. For the six months ended June 30, 2011 and 2010, one customer accounted for 58% and 23% of revenue, respectively.

11.           RELATED PARTY TRANSACTIONS

In connection with his appointment to the Board of Directors in September 2002, and as acting Chief Financial Officer from November 2008 to December 2009, the Company has entered into a number of consulting arrangements with Mr. Thomas Colatosti. Under the most recent arrangement, which was entered into on January 12, 2010, Mr. Colatosti provides services to the Company and its subsidiary for a two-year term ending December 31, 2011 at a rate of $5,000 per month. Mr. Colatosti has substantial experience in the biometric industry and in addition to his role as the Chairman of the Board of Directors of the Company, provides extensive service to the Company in the areas of strategic planning and corporate finance. For each of the three months ended June 30, 2011 and 2010, the Company paid Mr. Colatosti $15,000, and for each of the six months ended June 30, 2011 and 2010, the Company paid Mr. Colatosti $30,000.

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

On August 15, 2011, the Company announced that it has signed a letter of intent to acquire Montreal-based S.I.C. Biometrics Inc. If such a combination is completed, BIO-key expects that its overall market reach would be strengthened, expanding opportunities for new projects and partnerships that could be fully satisfied via complete solutions for mobility, access control and consumer security. S.I.C., founded in 1999, designs, manufactures and internationally commercializes biometrics security products, including biometric plug-in mobile fingerprint scanners, biometric proximity cards and access control solutions.  S.I.C. is credited with developing the first fingerprint reader for Apple mobile devices. While the terms of the definitive acquisition agreements will be made public when fully negotiated and signed, BIO-key anticipates that such an acquisition would be accretive to the company in the fourth quarter of 2011. In addition to due diligence and definitive documentation, the transaction will be subject to customary closing conditions, including any necessary regulatory approvals.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2011 AS COMPARED TO JUNE 30, 2010

Consolidated Results of Operations - Percent Trend

	Three Months Ended June 30,
	2011	2010
Revenues
Services	15%	8%
License fees and other	85%	92%
	100%	100%
Costs and other expenses
Cost of services	3%	1%
Cost of license fees and other	27%	6%
	30%	7%
Gross Profit	70%	93%

Operating expenses
Selling, general and administrative	65%	63%
Research, development and engineering	29%	19%
	94%	82%
Operating profit (loss)	-24%	11%

Other deductions
Total other deductions	-36%	6%
Income (loss) from continuing operations	-60%	17%
Income (loss) from discontinued operations		-1%
Net Income	-60%	16%

	Three months ended
	June 30,
	2011	2010	$ Change	% Change

Revenues
Service	$150,627	$112,345	$38,282	34%
License & other	833,526	1,320,706	(487,180)	-37%
Total Revenue	$984,153	$1,433,051	$(448,898)	-31%

Cost of goods sold
Service	$31,329	$19,760	$11,569	59%
License & other	261,247	84,081	177,166	211%
Total COGS	$292,576	$103,841	$188,735	182%

Revenues

For the three months ended June 30, 2011 and 2010, service revenues included approximately $151,000 and $103,000, respectively, of recurring maintenance and support revenue, and approximately $9,500 for the three months ended June 30, 2010 of non-recurring custom services revenue.  Recurring service revenue increased 46% from 2010 to 2011 as the Company continued to bundle maintenance agreements to its expanding customer license base, and renewed existing maintenance agreements from its legacy customers.

For the three months ended June 30, 2011, license and other revenue (comprised of third party hardware and royalty) decreased in its core software, offset by a lesser increase in other revenue.  The Company realized an approximately $830,000 decrease (68%) in its core software license revenue primarily as a result of an order received in 2010 from a new healthcare customer, specifically in the blood bank sector. Blood banks have contributed significant revenue in the past, yet due to a spending freeze in the blood bank industry which is under consolidation., most of our prospects are being asked to curtail purchases until late 2011 or early 2012. Third-party hardware sales increased by approximately $339,000 (491%), as a result of increased demand from an existing OEM partner and expansion of several Healthcare deployments.  The Company’s royalty income was derived from an OEM agreement, and resulted in a 12% increase in revenue to $27,334 from $24,519 for the three months ended June 30, 2011 and 2010, respectively.

Costs of goods sold

For the three months ended June 30, 2011, cost of service increased approximately $12,000 as a result of increases to personnel related costs.  License and other costs for the three months ended June 30, 2011 increased $177,166 directly associated with the increase in third party hardware revenue.

Selling, general and administrative

	Three months ended
	June 30,
	2011	2010	$ Change	% Change

Selling, general and administrative	$638,260	$897,442	$(259,182)	-29%

Selling, general and administrative costs for the three months ended June 30, 2011 decreased 29% from the same period in 2010.  Reductions included referral fees and commission expense related to decreased sales, reduction in legal and accounting fees associated with the change in the accounting firm in 2010, and a reduction in travel.

Research, development and engineering

	Three months ended
	June 30,
	2011	2010	$ Change	% Change

Research, development and engineering	$287,356	$275,135	$12,221	4%

For the three months ended June 30, 2011, research, development and engineering costs increased 4% from the same period in 2011 as the Company employed temporary outside services for a specific new project offset by a reduction of engineering supplies.

Other income and expense

	Three months ended
	June 30,
	2011	2010	$ Change	% Change

Derivative and warrant fair value adjustments	$-	$190,577	$(190,577)	-100%
Amortization of discount	(258,158)	(164,313)	(93,845)	57%
Interest income	30,898	60,953	(30,055)	-49%
Interest expense	(32,925)	(34)	(32,891)	96738%
Net discounts of notes payable and note receivable	(100,000)	-	(100,000)	n/a

Total	$(360,185)	$87,183	$(447,368)	-513%

For the quarter ended June 30, 2010, the derivative and warrant fair value income was attributable to embedded derivatives and detachable warrants issued with convertible debt in 2005, 2006 and 2009. The fair value of the derivatives fluctuated based on: our stock price on the valuation date, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate, and the time to maturity of the outstanding debt at different points in time. Our convertible debt was converted to the Notes Payable, one of which was discounted as a result of the detachable warrants associated with the conversion.  For the quarters ended June 30, 2011 and 2010, the amortization of the discount was attributable to the Notes Payable, including the balance of the unamortized debt discount due to the accelerated payment, and the convertible note, respectively.

For the quarters ended June 30, 2011 and 2010, the interest income was attributable to the Note Receivable, which was fully paid in May 2011. For the quarter ended June 30, 2011, the interest expense was attributable to the Notes Payable, of which approximately $346,000 remains outstanding.

For the quarter ended June 30, 2011, the discount of the note receivable with respect to the value of the net early payment discount granted to the holder of the note receivable (see Note 6).

SIX MONTHS ENDED JUNE 30, 2011 AS COMPARED TO JUNE 30, 2010

Consolidated Results of Operations - Percent Trend

	Six Months Ended June 30,
	2011	2010
Revenues
Services	13%	8%
License fees and other	87%	92%
	100%	100%
Costs and other expenses
Cost of services	3%	2%
Cost of license fees and other	14%	7%
	17%	9%
Gross Profit	83%	91%

Operating expenses
Selling, general and administrative	57%	66%
Research, development and engineering	24%	23%
	81%	89%
Operating profit (loss)	2%	2%

Other deductions
Total other deductions	-17%	32%
Income (loss) from continuing operations	-15%	34%
Income (loss) from discontinued operations		17%
Net Income (Loss)	-15%	51%

	Six months ended
	June 30,
	2011	2010	$ Change	% Change
Revenues
Service	308,972	204,388	104,584	51%
License & other	2,080,294	2,204,838	(124,544)	-6%
Total Revenue	$2,389,266	$2,409,226	$(19,960)	-1%

Cost of goods sold
Service	65,815	50,188	15,627	31%
License & other	341,633	163,753	177,880	109%
Total COGS	$407,448	$213,941	$193,507	90%

Revenues

For the six months ended June 30, 2011 and 2010, service revenues included approximately $293,000 and $189,000, respectively, of recurring maintenance and support revenue, and approximately $16,000 and $15,000, respectively, of non-recurring custom services revenue.  Recurring service revenue increased 51% from 2010 to 2011 as the Company continued to bundle maintenance agreements to its expanding customer license base, and renewed existing maintenance agreements from its legacy customers.

For the six months ended June 30, 2011 and 2010, license and other revenue (comprised of third party hardware and royalty) decreased as a result of several contributing factors.  The Company realized an approximately $491,000 decrease (25%) in its core software license revenue primarily as a result one large order from single new customer in 2011 opposed to two large orders from new customers in 2010.  For the six months ended June 30, 2011 and 2010 we shipped orders from McKesson for their continued deployment of our identification technology in their AccuDose® product line, and for continued expansion of biometric ID deployments with commercial partners ChoicePoint /Nexis Lexis, Educational Biometric Technology, and Identimetrics.  Third-party hardware sales increased by approximately $357,000 (206%), as a result of increased demand from an existing OEM partner and expansion of several Healthcare deployments which we do not expect at the same rate of increase going forward.  The Company’s royalty income was derived from an OEM agreement, and resulted in a 19% increase in revenue to $55,894 from $46,786 for the six months ended June 30, 2011 and 2010, respectively.

Costs of goods sold

For the six months ended June 30, 2011, cost of service increased approximately $16,000 as a result of increases to personnel related costs.  License and other costs for the three months ended June 30, 2011 increased $177,166 directly associated with the increase in third party hardware revenue.

Selling, general and administrative

	Six months ended
	June 30,
	2011	2010	$ Change	% Change

Selling, general and administrative	$1,347,964	$1,597,462	$(249,498)	-16%

Selling, general and administrative costs for the six months ended June 30, 2011 decreased 16% from the same period in 2010.  Reductions included referral fees for specific customers in 2010 only, reduction in legal and accounting fees associated with the change in the accounting firm in 2010, and a reduction in travel.

Research, development and engineering

	Six months ended
	June 30,
	2011	2010	$ Change	% Change

Research, development and engineering	$583,906	$559,924	$23,982	4%

For the six months ended June 30, 2011, research, development and engineering costs increased 4% from the same period in 2010 as the Company employed temporary outside services for a specific new project and in non-cash compensation charges in accordance with the provisions of ASC 718-10, offset by a reduction in travel and engineering supplies.

Other income and expense

	Six months ended
	June 30,
	2011	2010	$ Change	% Change

Derivative and warrant fair value adjustments	$-	$977,287	$(977,287)	-100%
Amortization of discount	(97,932)	(326,901)	228,969	-70%
Interest income	95,030	120,952	(25,922)	-21%
Interest expense	(91,200)	(182)	(91,018)	50009%
Net discounts of notes payable and note receivable	(310,000)	-	(310,000)	n/a

Total	$(404,102)	$771,156	$(1,175,408)	-152%

For the six months ended June 30, 2010, the derivative and warrant fair value income was attributable to embedded derivatives and detachable warrants issued with convertible debt in 2005, 2006 and 2009. The fair value of the derivatives fluctuated based on: our stock price on the valuation date, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate, and the time to maturity of the outstanding debt at different points in time. Our convertible debt was converted to the Notes Payable, one of which was discounted as a result of the detachable warrants associated with the conversion.  For the six months ended June 30, 2011 and 2010, the amortization of the discount was attributable to the Notes Payable and the convertible note, respectively.

For the six months ended June 30, 2011 and 2010, the interest income was attributable to the Note Receivable, which was fully paid in May 2011. For the six months ended June 30, 2011, the interest expense was attributable to the Note Payable, of which approximately 10% ($346,000) remains outstanding.

For the six months ended June 30, 2011, the discount of the note receivable and payable was a non-cash item with respect to the value of the net early payment discount granted to the holder of the note receivable and the balance of the unamortized debt discount attached to the Notes Payable.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations during the six months ended June 30, 2011 was approximately $532,000. The cash used for operating activities was primarily due to the following items:

●	Negative cash flows related to an increase in accounts receivable of approximately $1,384,000, due to a large order received late in the quarter; and

●	Positive cash flows from an increase in accounts payable and accrued expenses of approximately $426,000, attributable to the accrued commission and an increase of approximately $317,000 in accounts payable of which approximately $180,000 is for third party hardware shipped late in the quarter, both due to the orders received late in the June 2011 quarter, and some increase in deferred revenue for maintenance renewals and new orders.

●	The Company recorded approximately $36,000 of charges during the first half of 2011 for the expense of issuing options to employees for services.

The cash used for investing activities was primarily due to a capital expenditure of approximately $53,000 to upgrade development equipment.

The cash used for financing activities included the early repayment on the Shaar note of approximately $3,612,000, and outstanding dividends of approximately $125,000, largely offset by the early receipt of proceeds from the note receivable of approximately $3,350,000.

Working capital at June 30, 2011 was approximately $313,000 as compared to approximately $88,000 at December 31, 2010. The improvement was driven by both the reduction in accrued liability by payment of the current Notes Payable with the receipt of the Note Receivable, and the increase in Accounts Receivable with a lesser amount of associated liability in accounts payable and accrued accounts.

Since January 7, 1993 (date of inception), our capital needs have been principally met through proceeds from the sale of equity and debt securities.

We do not expect any material capital expenditures during the next twelve months.

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Liquidity outlook

At June 30, 2011, our total of cash and cash equivalents was $38,029, as compared to $1,010,096 at December 31, 2010.

As discussed above, the Company has financed itself in the past through access to the capital markets by issuing convertible debt securities, convertible preferred stock and common stock. We currently require approximately $400,000 per month to conduct our operations. During the first six months of the 2011, we generated approximately $2,389,000 of revenue. While the Company expects to increase revenue through the remainder of 2011, there can be no assurance that we will achieve that goal.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-Key International, Inc.

Dated: August 15, 2011	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer

Dated: August 15, 2011	/s/ Cecilia Welch
Cecilia Welch
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1(1)	Certificate of CEO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

31.2 (1)	Certificate of CFO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

32.1(1)	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350

32.2 (1)	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

(1) ** XBRL
Filed herewith

information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.