Form 10-Q
period 2011-09-30
BIO KEY INTERNATIONAL INC
filed 2011-11-14
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of November 11, 2011 was 78,155,413.

BIO-KEY INTERNATIONAL, INC.

PART I -- FINANCIAL INFORMATION

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$193,518	$1,010,096
Accounts receivable, net of allowance for doubtful accounts of $11,526 at September 30, 2011 and December 31, 2010	1,013,954	351,093
Note receivable , current portion	-	2,167,000
Inventory	20,253	9,775
Prepaid expenses and other	110,170	188,916
Total current assets	1,337,895	3,726,880
Equipment and leasehold improvements, net	61,366	28,128
Deposits and other assets	8,712	8,712
Note receivable, net of current portion	-	1,333,000
Intangible assets—less accumulated amortization	209,998	218,450
Total non-current assets	280,076	1,588,290
TOTAL ASSETS	$1,617,971	$5,315,170

LIABILITIES
Accounts payable	$403,713	$180,413
Accrued liabilities	561,917	1,079,117
Deferred revenue	578,990	281,393
Current portion of notes payable	-	2,098,139
Total current liabilities	1,544,620	3,639,062
Long term portion of notes payable	346,428	1,102,492
Deferred revenue	2,640	4,281
Total non-current liabilities	349,068	1,106,773
TOTAL LIABILITIES	1,893,688	4,745,835
Commitments and contingencies

STOCKHOLDERS’ (DEFICIENCY) EQUITY:
Common stock — authorized, 170,000,000 shares; issued and outstanding; 78,155,413 of $.0001 par value at September 30, 2011 and December 31, 2010	7,815	7,815
Additional paid-in capital	51,004,871	50,955,602
Accumulated deficit	(51,288,403)	(50,394,082)
TOTAL STOCKHOLDERS’ (DEFICIENCY) EQUITY	(275,717)	569,335
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY	$1,617,971	$5,315,170

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Revenues
Services	$229,422	$112,090	$538,394	$316,478
License fees and other	344,666	434,286	2,424,959	2,639,124
	574,088	546,376	2,963,353	2,955,602
Costs and other expenses
Cost of services	42,719	30,203	108,534	80,391
Cost of license fees and other	168,167	175,967	509,799	339,720
	210,886	206,170	618,333	420,111
Gross Profit	363,202	340,206	2,345,020	2,535,491

Operating Expenses
Selling, general and administrative	626,589	817,348	1,974,552	2,414,810
Research, development and engineering	270,583	265,682	854,489	825,607
	897,172	1,083,030	2,829,041	3,240,417
Operating loss	(533,970)	(742,824)	(484,021)	(704,926)
Other income (expenses)
Interest income	2	61,343	95,031	182,295
Interest expense	(6,197)	(205,448)	(405,329)	(532,531)
Net discounts of notes payable and note receivable	-	-	(100,000)	-
Derivative and warrant fair value adjustments	-	(44,768)	-	932,520
	(6,195)	(188,873)	(410,298)	582,284
Loss from continuing operations	(540,165)	(931,697)	(894,319)	(122,642)
Income (loss) from discontinued operations	-	(12,093)	-	414,176
Net income (loss)	$(540,165)	$(943,790)	$(894,319)	$291,534

Basic and Diluted Earnings per Common Share (See Note 5):
Loss from continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Income (loss) from discontinued operations	-	0.00 *	-	0.01
Net income (loss)	$(0.01)	$(0.01)	$(0.01)	$0.00

Weighted Average Shares Outstanding:
Basic and Diluted	78,155,413	78,016,082	78,155,413	77,815,401

* Represents less than $0.01

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(894,319)	$291,534
Less:
Income from discontinued operations	-	(414,176)
Income (loss) from continuing operations	(894,319)	(122,642)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Derivative and warrant fair value adjustments	-	(932,520)
Depreciation	22,966	16,905
Amortization
Intangible assets	8,452	8,938
Discount on convertible debt related to derivatives	-	532,531
Discount on secured debt	307,932	-
Net discounts of notes payable and note receivable	100,000	-
Share-based compensation	49,267	38,597
Change in assets and liabilities:
Accounts receivable trade	(662,861)	(61,183)
Inventory	(10,478)	1,453
Prepaid expenses and other	78,746	(5,414)
Accounts payable	223,300	(86,224)
Accrued liabilities	108,009	(99,519)
Deferred revenue	295,956	132,752
Net cash used for continuing operations	(373,030)	(576,326)
Net provided by discontinued operations	-	415,819
Net cash used for operating activities	(373,030)	(160,507)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from payment of note receivable	3,350,000	-
Capital expenditures	(56,204)	(9,900)
Transfer of funds from restricted cash	-	40,500
Net cash provided by (used for) investing activities	3,293,796	30,600
CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of notes payable	(3,612,135)	-
Dividends paid	(125,209)	-
Net cash used for financing activities	(3,737,344)	-
NET DECREASE IN CASH AND CASH EQUIVALENTS	(816,578)	(129,907)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,010,096	792,426
CASH AND CASH EQUIVALENTS, END OF PERIOD	$193,518	$662,519

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2011	2010
Cash paid for:
Interest	$80,286	-

Noncash Investing and Financing Activities:
Issuance of common stock through conversion of principal and interest on convertible promissory note	-	$55,694

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 (Unaudited)

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

        Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08 “Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process. It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation. The Company has elected to early adopt this update to be effective for the fiscal year beginning January 1, 2011. The adoption of this update did not have a material impact on our condensed consolidated financial statements.

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

2.             LIQUIDITY AND CAPITAL RESOURCE MATTERS

We have incurred significant losses to date, and at September 30, 2011, we had an accumulated deficit of approximately $51 million. In addition, broad commercial acceptance of our technology is critical to the Company’s success and ability to generate future revenues. At September 30, 2011, our total cash and cash equivalents were approximately $193,500, as compared to approximately $1,010,000 at December 31, 2010.

As discussed below, the Company has financed itself in the past through access to the capital markets by issuing secured and convertible debt securities, as well as convertible preferred stock and common stock. We currently require approximately $400,000 per month to conduct our operations, a monthly amount that we have been unable to achieve through revenue generation thus far in 2011.

If we continue to be unable to generate sufficient revenue to meet our goals, we will need to obtain additional third-party financing to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. Therefore, we may need to obtain additional financing through the issuance of debt or equity securities, or to restructure our financial position through similar transactions to those consummated during the 2009 to 2010 period.

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

During the three and nine months ended September 30, 2010, the Company recorded revenue of approximately $0 and $483,000 from a contract delivered under our arrangement with the Buyer which was reduced by expenses for professional fees.  Income (loss) from discontinued operations totaled approximately ($12,000) and $414,000 for the three and nine months ended September 30, 2010.  The Company does not expect any additional income from discontinued operations in the future.

4.             SHARE BASED COMPENSATION

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited condensed interim consolidated statements of operations:

	Three Months Ended September 30,	Three Months Ended September 30,
	2011	2010

Selling, general and administrative	$5,436	$1,468
Research, development and engineering	7,502	11,382
	$12,938	$12,850

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2011	2010

Selling, general and administrative	$11,596	$12,278
Research, development and engineering	37,671	26,319
	$49,267	$38,597

                Stock Option Activity

During the three and nine months ended September 30, 2011, the Company granted options to purchase 0 and 945,000 shares to employees. The options granted have a seven-year term, an exercise price of $0.14 per share and vest over three years.

5.             EARNINGS (LOSS) PER SHARE COMMON STOCK (“EPS”)

The Company’s basic EPS is calculated using net income (loss) available to common shareholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes and preferred stock. For the three and nine months ended September 30, 2011 and 2010, diluted per share computations are not presented since this effect would be antidilutive.

The reconciliation of the numerators of the basic and EPS calculations, due to the inclusion of preferred stock dividends and accretion was as follows for both of the following three and nine month periods ended September 30:

	Three Months ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010

Basic Numerator:

Net loss from continuing operations	$(540,165)	$(931,697)	$(894,319)	$(122,642)
Convertible preferred stock dividends and accretion	-	(162,263)	-	(481,497)
Loss available to common stockholders	$(540,165)	$(1,093,960)	$(894,319)	(604,139)

Basic Denominator	78,155,413	78,016,082	78,155,413	77,815,401
Per Share Amount	$(0.01)	$(0.01)	$(0.01)	$(0.01)

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Preferred Stock	-	10,185,667	-	10,185,667
Convertible Debt	-	2,366,260	-	2,366,260
Stock Options	279,978	557,272	473,652	674,641
Potentially dilutive securities	279,978	13,109,199	473,652	13,226,568

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Stock options	3,372,140	3,039,258	2,527,140	2,844,258
Warrants	8,250,000	15,369,948	8,250,000	15,369,948
Total	11,622,140	18,409,206	10,777,140	18,214,206

6.             NOTE RECEIVABLE

Notes receivable consisted of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)

Note Receivable – Current	$-	$2,167,000
Note Receivable – Non-Current	-	1,333,000

Total	$-	$3,500,000

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

Accrued interest receivable was $0 and $59,108 as of September 30, 2011 and December 31, 2010, respectively, and was included in prepaid expenses and other at December 31, 2010.

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

Notes payable consisted of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Current Portion
Secured promissory notes	-	2,300,000
Discount	-	(201,861)
Total	$-	$2,098,139

Long-Term Portion
Secured promissory notes	346,428	1,208,563
Discount	-	(106,071)
Total	$346,428	$1,102,492

8.             SEGMENT INFORMATION

The Company has determined that its continuing operations are one discrete segment consisting of Biometric products. Geographically, North American sales accounted for approximately 82% and 100% of the Company’s total sales for the three months ended September 30, 2011 and 2010, respectively, and were approximately 51% and 95% of the Company’s total sales for the nine months ended September 30, 2011 and 2010, respectively.

9.             FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities, and notes payable, are carried at, or approximate, fair value because of their short-term nature.

10.           MAJOR CUSTOMERS

For the three months ended September 30, 2011 and 2010, one customer accounted for 22% and 28% of revenue, respectively. For the nine months ended September 30, 2011 and 2010, one customer accounted for 48% and 19% of revenue, respectively.

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

On August 15, 2011, the Company announced that it has signed a letter of intent to acquire Montreal-based S.I.C. Biometrics Inc. If such a combination is completed, BIO-key expects that its overall market reach would be strengthened, expanding opportunities for new projects and partnerships that could be fully satisfied via complete solutions for mobility, access control and consumer security. S.I.C., founded in 1999, designs, manufactures and internationally commercializes biometrics security products, including biometric plug-in mobile fingerprint scanners, biometric proximity cards and access control solutions.  S.I.C. is credited with developing the first fingerprint reader for Apple mobile devices. The terms of the definitive acquisition agreements will be made public when fully negotiated and signed. In addition to due diligence and definitive documentation, the transaction will be subject to customary closing conditions, including any necessary regulatory approvals.

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

        RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08 “Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process. It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation. The Company has elected to early adopt this update to be effective for the fiscal year beginning January 1, 2011. The adoption of this update did not have a material impact on our condensed consolidated financial statements.

On January 1, 2011, the Company adopted Accounting Standards Update (ASU) 2010-20 “Receivables (Topic310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period and the disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The adoption of ASU 2010-20 did not have a significant impact on its consolidated financial statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2011 AS COMPARED TO SEPTEMBER 30, 2010

Consolidated Results of Operations - Percent Trend

	Three Months Ended September 30,
	2011	2010
Revenues
Services	40%	21%
License fees and other	60%	79%
	100%	100%
Costs and other expenses
Cost of services	7%	6%
Cost of license fees and other	30%	32%
	37%	38%
Gross Profit	63%	62%

Operating expenses
Selling, general and administrative	109%	150%
Research, development and engineering	47%	48%
	156%	198%
Operating loss	-93%	-136%

Other deductions
Total other deductions	-1%	-35%
Loss from continuing operations	-94%	-171%
Loss from discontinued operations	-%	-2%
Net loss	-94%	-173%

	Three months ended
	September 30,
	2011	2010	$ Change	% Change

Revenues
Service	$229,422	$112,090	$117,332	105%
License & other	344,666	434,286	(89,620)	-21%
Total Revenue	$574,088	$546,376	$27,712	5%

Cost of goods sold
Service	$42,719	$30,203	$12,516	41%
License & other	168,167	175,967	(7,800)	-4%
Total COGS	$210,886	$206,170	$4,716	2%

Revenues

For the three months ended September 30, 2011 and 2010, service revenues included approximately $159,000 and $106,000, respectively, of recurring maintenance and support revenue, and approximately $70,000 and $6,000 of non-recurring custom services revenue for the three months ended September 30, 2011 and 2010, respectively.  Recurring service revenue increased 50% for these three month periods from 2010 to 2011 as the Company continued to bundle maintenance agreements to its expanding customer license base, and renewed existing maintenance agreements from its legacy customers.

For the three months ended September 30, 2011, license and other revenue (comprised of third party hardware and royalty) decreased as a result of a decrease in our core software revenue.  The Company realized an approximately $82,000 decrease (53%) in its core software license. Third-party hardware sales decreased by approximately $5,500 (2%), as a result of decreased new license orders with associated hardware. The Company’s royalty income was derived from an OEM agreement, and resulted in a 7% decrease in revenue to $22,989, from $24,825 for the three months ended September 30, 2011 and 2010, respectively.

Costs of goods sold

For the three months ended September 30, 2011, cost of services increased approximately $12,500 from the same period in 2010 due to increased customer support for the expanding customer base.

License and other costs decreased $8,000 for the three months ended September 30, 2011 from the same period in 2010 due to a decrease in costs for temporary outside services required to support specific customer order requirements and by a decrease in hardware orders and associated costs.

Selling, general and administrative

	Three months ended
	September 30,
	2011	2010	$ Change	% Change

Selling, general and administrative	$626,589	$817,348	$(190,759)	-23%

Selling, general and administrative expenses decreased by 23% for the three months ended September 30, 2011 from the same period in 2010. Reductions included referral fees and commission expense related to decreased license sales, reduction in legal and accounting fees associated with the change in the accounting firm in 2010, a reduction in professional fees, show attendance and public relations expenses.

Research, development and engineering

	Three months ended
	September 30,
	2011	2010	$ Change	% Change

Research, development and engineering	$270,583	$265,682	$4,901	2%

For the three months ended September 30, 2011, research, development and engineering costs increased 2% from the same period in 2010 primarily related to payroll overhead expenses.

Other income and expense

	Three months ended
	September 30,
	2011	2010	$ Change	% Change

Amortization of discount	$-	$(166,200)	$166,200	-100%
Interest income	2	61,343	(61,341)	-100%
Interest expense	(6,197)	(39,248)	33,051	-84%
Derivative and warrant fair value adjustments	-	(44,768)	44,768	-100%

Total	$(6,195)	(188,873)	$182,678	-97%

For the quarter ended September 30, 2010, the derivative and warrant fair value income was attributable to embedded derivatives and detachable warrants issued with convertible debt in 2005, 2006 and 2009. The fair value of the derivatives fluctuated based on: our stock price on the valuation date, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate, and the time to maturity of the outstanding debt at different points in time. Our convertible debt was converted to the Note Payable which was discounted as a result of the detachable warrants associated with the conversion.  For the quarters ended September 30, 2011 and 2010, the amortization of the discount was attributable to the Note Payable, including the balance of the unamortized debt discount due to the accelerated payment, and the convertible note, respectively.

For the quarters ended September 30, 2011 and 2010, the interest income was attributable to the Note Receivable, which was fully paid in May 2011. The interest expense in the above table was attributable to the Note Payable, of which approximately $346,000 remains outstanding as of September 30, 2011.

NINE MONTHS ENDED SEPTEMBER 30, 2011 AS COMPARED TO SEPTEMBER 30, 2010

Consolidated Results of Operations - Percent Trend

	Nine Months Ended September 30,
	2011	2010
Revenues
Services	18%	11%
License fees and other	82%	89%
	100%	100%
Costs and other expenses
Cost of services	4%	3%
Cost of license fees and other	17%	11%
	21%	14%
Gross Profit	79%	86%

Operating expenses
Selling, general and administrative	67%	82%
Research, development and engineering	28%	28%
	95%	110%
Operating loss	-16%	-24%

Other deductions
Total other deductions	-14%	20%
Loss from continuing operations	-30%	-4%
Income from discontinued operations	-%	14%
Net Income (loss)	-30%	10%

	Nine months ended
	September 30,
	2011	2010	$ Change	% Change
Revenues
Service	$538,394	$316,478	$221,916	70%
License & other	2,424,959	2,639,124	(214,165)	-8%
Total Revenue	$2,963,353	$2,955,602	$7,751	0%

Cost of goods sold
Service	$108,534	$80,391	$28,143	35%
License & other	509,799	339,720	170,079	50%
Total COGS	$618,333	$420,111	$198,222	47%

Revenues

For the nine months ended September 30, 2011 and 2010, service revenues included approximately $452,000 and $296,000, respectively, of recurring maintenance and support revenue, and approximately $86,000 and $21,000, respectively, of non-recurring custom services revenue.  Recurring service revenue increased 53% from 2010 to 2011 as the Company continued to bundle maintenance agreements to its expanding customer license base, and renewed existing maintenance agreements from its legacy customers.

For the nine months ended September 30, 2011 and 2010, license and other revenue (comprised of third party hardware and royalty) decreased as a result of several contributing factors.  The Company realized an approximately $572,000 decrease (27%) in its core software license revenue primarily as a result of one large order from single new customer in 2011 as compared to two large orders from new customers in 2010.  For the nine months ended September 30, 2011 and 2010 we shipped orders from McKesson for their continued deployment of our identification technology in their AccuDose® product line, and for continued expansion of biometric ID deployments with commercial partners ChoicePoint /Nexis Lexis, Educational Biometric Technology, and Identimetrics.  Third-party hardware sales increased by approximately $351,000 (82%), as a result of increased demand from an existing OEM partner and expansion of several Healthcare deployments which we do not expect at the same rate of increase going forward.  The Company’s royalty income was derived from an OEM agreement, and resulted in a 19% increase in revenue to approximately $79,000 from $72,000 for the nine months ended September 30, 2011 and 2010, respectively.

Costs of goods sold

For the nine months ended September 30, 2011, cost of services increased approximately $28,000 from the same period in 2010 due to increased customer support for the expanding customer base.  License and other costs increased $170,000 for the nine months ended September 30, 2011 from the same period in 2010 due to an increase in hardware orders, offset by a decrease in the specific customer requirements for third party software.

Selling, general and administrative

	Nine months ended
	September 30,
	2011	2010	$ Change	% Change

Selling, general and administrative	$1,974,552	$2,414,810	$(440,258)	-18%

Selling, general and administrative costs for the nine months ended September 30, 2011 decreased 18% from the same period in 2010.  Reductions included referral fees and commission expense related to decreased license sales, reduction in legal and accounting fees associated with the change in the accounting firm in 2010, a reduction in professional fees, show attendance and public relations expenses.

Research, development and engineering

	Nine months ended
	September 30,
	2011	2010	$ Change	% Change

Research, development and engineering	$854,489	$825,607	$28,882	3%

For the nine months ended September 30, 2011, research, development and engineering costs increased 3% from the nine months ended September 30, 2010 related to temporary outside services expenses for specific new projects and payroll overhead expenses.

Other income and expense

	Nine months ended
	September 30,
	2011	2010	$ Change	% Change

Amortization of discount	$(307,932)	$(493,283)	$185,351	38%
Interest income	95,031	182,295	(87,264)	-48%
Interest expense	(97,397)	(39,248)	(58,149)	148%
Net discounts of notes payable and receivable	(100,000)	-	(100,000)	n/a
Derivative and warrant fair value adjustments	-	932,520	(932,520)	-100%

Total	$(410,298)	$582,284	$(992,582)	-170%

For the nine months ended September 30, 2010, the derivative and warrant fair value income was attributable to embedded derivatives and detachable warrants issued with convertible debt in 2005, 2006 and 2009. The fair value of the derivatives fluctuated based on: our stock price on the valuation date, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate, and the time to maturity of the outstanding debt at different points in time. Our convertible debt was converted to the Note Payable which was discounted as a result of the detachable warrants associated with the conversion.  For the nine months ended September 30, 2011 and 2010, the amortization of the discount, which was included in interest expense in the Statements of Operations, was attributable to the Note Payable and the convertible note, respectively.

For the nine months ended September 30, 2011 and 2010, the interest income was attributable to the Note Receivable, which was fully paid in May 2011. The interest expense in the above table was attributable to the Note Payable, of which approximately $346,000 remains outstanding as of September 30, 2011.

For the nine months ended September 30, 2011, the net discounts of notes payable and receivable was a non-cash item with respect to the value of the net early payment discount granted to the holder of the note receivable.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2011, net cash used in continuing operations was approximately $373,000.  The cash used for continuing operations was primarily due to the following items:

●	Negative cash flows related to an increase in accounts receivable of approximately $663,000, due to a large partially paid order received late in the first quarter; and

●	Positive cash flows from an increase in accounts payable and accrued expenses of approximately $331,000, attributable to the accrued commission and an increase of approximately $223,000 in accounts payable of which approximately $90,000 is for third party hardware shipped late in the quarter, both due to the orders received late in the September 2011 quarter, and an increase in deferred revenue for maintenance renewals and a new prepaid order.

●	The Company recorded approximately $49,000 of charges during the first nine months of 2011 for the expense of issuing options to employees for services.

The cash provided by investing activities of $3,293,796 was the result of the early receipt of proceeds from the note receivable of $3,350,000 net of capital expenditures of $56,204.

The cash used for financing activities of $3,737,344 included the early repayment of the Shaar note of $3,612,135 and outstanding dividends of $125,209.

Working capital at September 30, 2011 was approximately $(207,000), as compared to approximately $88,000 at December 31, 2010. The decline was driven by both the reduction in cash, and the increase in Accounts Receivable with a greater amount of liability in accounts payable and deferred revenue.

S.I.C BIOMETRICS – CASH AND EQUITY

We anticipate establishing additional financing to complete this acquisition. Such additional financing is most likely to consist of secured term loans, but that may change prior to the closing of the acquisition. We expect some capital expenditures during the next twelve months for equipment purchases.

Liquidity outlook

At September 30, 2011, our total of cash and cash equivalents was $193,518, as compared to $1,010,096 at December 31, 2010.

As discussed above, the Company has financed itself in the past through access to the capital markets by issuing convertible debt securities, convertible preferred stock and common stock. We currently require approximately $400,000 per month to conduct our operations. During the first nine months of the 2011, we generated approximately $2,963,000 of revenue, which is below our average monthly requirements.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer, (“CFO”) evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-Key International, Inc.

Dated: November 14, 2011	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer

Dated: November 14, 2011	/s/ Cecilia Welch
Cecilia Welch
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1(1)	Certificate of CEO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended
31.2 (1)	Certificate of CFO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended
32.1(1)	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350
32.2 (1)	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

(1) ** XBRL
Filed herewith

information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.