Form 10-K
period 2011-12-31
BIO KEY INTERNATIONAL INC
filed 2012-04-16
CIK 1019034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $9,729,713.
As of April 4, 2012, the registrant had 78,155,413 shares of common stock outstanding.
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

We develop and market advanced fingerprint identification biometric technology and software solutions. We were among the initial pioneers in developing automated, finger identification technology that can be used without the aid of non-automated methods of identification such as a personal identification, password, token, smart card, ID card, credit card, passport, driver’s license or other form of possession or knowledge based identification. This advanced BIO-key® identification technology improves both the accuracy and speed of finger-based biometrics.

We have developed what we believe is the most discriminating and effective commercially available finger-based biometric technology. Our primary focus is in marketing and selling this technology and completing strategic acquisitions that can help us leverage our capability to deliver identification solutions. We have built a direct sales force of professionals, and also team with resellers, integrators and partner networks with substantial experience in selling technology solutions to government and corporate customers.

”As discussed in Note M to the Consolidated Financial Statements included in this report, we have organized the Company into one reporting segment: Biometrics. During the year ended December 31, 2011, the Company continued to focus on its primary objectives of increasing revenue and managing expenses, by developing leadership technology and applications and by providing its customers with high quality support and service.

Markets

Finger-based Biometric Identification

BIO-key is a leader in finger-based biometric identification. In partnerships with OEMs, integrators, and solution providers, we provide biometric software solutions to private and public sector customers. BIO-key provides the ability to positively identify individuals before granting access to valuable corporate resources, web portals or applications in seconds. Powered by our patented Vector Segment Technology™ our VST™, WEB-key® and BSP development kits are fingerprint biometric solutions that provide true interoperability with all major reader manufacturers, enabling application developers and integrators to seamlessly integrate fingerprint biometrics into virtually any application.  BIO-key development tools deliver a tangible return on a security platform investment that can:
•	Reduce risk of identity or data theft
•	Improve convenience for the end user
•	Lower operational and administrative costs
•	Future proof a company's authentication and identification process

BIO-key’s patented Vector Segment Technology (VST) is the foundation for these solutions. BIO-key’s unique solutions provide users with the ability to positively identify themselves to applications with the simple scan of their finger. This capability is a significant improvement in both convenience and security over other competitive offerings and provides companies with a cost-effective solution to thwart phishing attacks and comply with government regulations and legislation such as FFIEC compliance, HIPAA, HSPD-12, and the Electronic Signatures Act. BIO-key couples these capabilities with device interoperability, system flexibility and scalability.

BIO-key has formed relationships with providers of biometric logon software including IBM, Oracle, Microsoft, Indigo and CA Technologies to provide enterprise-ready SingleSignOn systems to many large companies in the US and abroad.. BIO-key also has partnership agreements with leading technology companies including MorphoTrak, McKesson, LexisNexis, and IBM to deliver advanced biometric applications for government, civil and commercial clients.

BIO-key believes there is potential for significant growth in four key areas.  Providing biometric technology to support electronic medical records (EMR) and electronic health records (EHR) for hospital and other medical practice group clients is one of BIO-key’s primary areas of focus.  Second, we focus on providing donor ID solutions for blood centers, expanding the company’s existing footprint in this area.  In additions, government agencies continue to recognize BIO-key as a world-class provider of biometric solutions therefore our government contracting business is another primary focus of ours.  Lastly, we believe that the popularity of smartphones and tablets is creating a demand for much stronger security, which presents another significant opportunity for BIO-key, and we have already introduced several mobile identification solutions.

Products

The Company’s biometric identification technology improves both the accuracy and speed of identifying individuals by extracting unique data from a fingerprint and using it to positively identify an individual.  The technology has been built to be completely scalable to handle databases containing millions of fingerprints. BIO-key achieves the highest levels of discrimination without requiring any other identifying data such at a userID, smart card, or token.  BIO-key’s core technology supports interoperability on over 60 different commercially available fingerprint readers.  The technology is also interoperable across Windows, Linux, Apple iOS, and Android operating systems. This interoperability is a key differentiator for BIO-key in the biometric market.

In regard to performance, BIO-key has full support for industry standards and received National Institute of Standards and Technology (“NIST”) certification on its ability to support HSPD-12 supported INCITS-378 templates.  We believe we have the largest deployment of ISO standard templates in the world with over 300 million created in Bangladesh.  Moving forward we anticipate a growing acceptance of fingerprint biometric technology along with a growing demand to provide biometric identification support for advanced mobile devices.  Overall, BIO-key’s most significant deliverables will be:

•	Securing access to Internet sites and Internet apps

•	Securing access to logical networks and enterprise apps

•	Providing fast, accurate civil ID solutions

•	Providing patients and medical staff with secure biometric access to records and ePrescriptions

•	Provide blood donors with a safe, secure and convenient way to ID and donate.

•	Securing mobile devices such as biometric enabled phones and tablets

•	Preventing identity theft through positive user identification and false alias validation

BIO-key’s finger identification algorithm—Vector Segment Technology (VST™) is the core intellectual property behind its full suite of biometric products that include:

•
Vector Segment Technology SDK (VST) —BIO-key’s biometric software development kit (“SDK”) that provides developers the ability to take advantage of a highly accurate, device interoperable algorithm. VST is available as a low level SDK for incorporation into any application architecture to increase security while not sacrificing convenience. VST runs on Windows, Linux, iOS and Android systems.

•
True User Identification ®—BIO-key’s biometric identification solution that offers large scale one-to-many user lookup with nothing but a single fingerprint. This solution enables customers to perform false alias checks and manage fraudulent access to systems.  True User Identification leverages databases to scale the identification capabilities to millions of users.  The solution runs on commercially available hardware making it truly scalable for any size system.

•
WEB-key ®—BIO-key’s biometric security platform for managing fingerprint authentication across unprotected networks including the Internet. It extends all features and functionalities of the VST algorithm to customers looking to add an enhanced level of security to their thin client and client/server applications. WEB-key currently is supported by both Windows and Linux operating systems. Clients are available on Windows, iOS and Android systems.

•
Biometric Service Provider™ —BIO-key provides support for the BioAPI (a standards-based solution meeting worldwide needs) for a compliant interface to applications using biometrics for verification and identification. BIO-key enhances the traditional use of the BioAPI by having added support for WinCE devices years ago, supporting identification calls and also providing a single user interface for multiple fingerprint readers.

•
ID Director ™—BIO-key’s solution for single sign on integration with CA Technologies SiteMinder, Oracle’s Fusion Middleware SSO, and other solutions, utilizing the power and security of WEB-key. This solution provides a simple to implement, custom authentication scheme for companies looking to enhance authentication. ID Director can easily add a level of security and convenience to the transaction level of any application.

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

Competition

In addition to companies that provide existing commonplace methods of restricting access to facilities and logical access points such as pass cards, PIN numbers, passwords, locks and keys, there are numerous companies involved in the development, manufacturing and marketing of fingerprint biometrics products to commercial, government, law enforcement and prison markets. These companies include, but are not limited to, 3M (Cogent), NEC, and MorphoTrak.

The majority of sales for automated fingerprint identification products in the market to date have been deployed for government agencies, healthcare facilities and law enforcement applications. The consumer and commercial markets represent areas of significant growth potential for biometrics, led by the use of mobile devices.

The epidemic of security and data breaches reported in 2011 is one of the driving factors for identifying new methods of protecting valuable data.  After attempting to create a more sophisticated password or more efficient token or PIN, it’s become apparent that each of these methods is easily compromised and the downside risks are significant.

With respect to competing biometrics technologies, each has its strengths and weaknesses and none has emerged as a market leader:

•	Fingerprint identification is generally viewed as very accurate, inexpensive and non-intrusive.

•	Palmvein scanning is expensive, technique-sensitive and offers mobility challenges.

•	Iris scanning is viewed as accurate, but the hardware is significantly more expensive.

•	Facial recognition can have accuracy limitations and is typically highly dependent on ambient lighting conditions, angle of view and other factors.

We are starting to witness a change in the way biometric technology is viewed.  Up until recently, there was a general consensus that fingerprint biometric technology was exclusively used for forensics.  Today as we see fingerprint biometric technology deployed at schools, testing centers, airports, retail stores, fast food franchises, hospitals, government agencies and healthcare it is clear that fingerprint biometrics is becoming part of everyday life.

Advanced mobile devices with all of their advanced capabilities and applications will generate a high demand for strong security / identification to protect the financial, business and personal information stored or accessed on each device.

BIO-key is already working with leading healthcare providers and government agencies introducing mobile ID solutions for the iPad – iPhone and Android.

Marketing and Distribution

BIO-key’s marketing and distribution efforts consist of the following major initiatives:

•
BIO-key remains committed to our partner program and the leverage sales model.  The company has achieved premier status with Allscripts and will soon be a premier partner with CA.  IBM is launching a new division called IBM Security and we believe that BIO-key has the opportunity to become that division’s preferred biometric partner.  As the coming year progresses, we also hope to leverage our relationship with Oracle to generate greater returns.

•	BIO-key is also promoting biometric technology and its offerings through industry trade shows, public speaking engagements, press activities and partner marketing programs

•	The BIO-key social marketing network is active and growing. Our YouTube videos have generated over 9,000 views and the company has over 100+ followers on LinkedIn and Twitter.

•	BIO-key is directing licensing efforts to original equipment manufacturers, application developers and system integrators.

•	BIO-key is continuing to build a reseller, integrator and partner network as well as a direct sales team.

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

•
BIO-key is focusing on specific vertical markets including healthcare where it continues to grow upon successful integration of its identification technology to provide convenient, accurate and fast user identification in partner solutions including McKesson and Allscripts

Licensing

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

BIO-key is also addressing the security needs of application providers in the following vertical markets:

•
Government —Using BIO-key’s technology, Northup Grumman deployed an application within the Department of Defense to cross-credential visitors and contractors to certain military bases.  In addition, BIO-key, in conjunction with MorphoTrak, is providing the finger matching platform for the FBI’s Next Generation IAFIS system, which today is one of the world’s largest biometric systems.

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

Intellectual Property Rights

We believe that our intellectual property is important to our biometric operation:

•	Patents—We use patented technology and trade secrets developed or acquired by us.

In May 2005, the U.S. Patent & Trademark Office issued us a patent for our Vector Segment fingerprint technology (VST), BIO-key’s core biometric analysis and identification technology.

On August 29, 2006, BIO-key announced that the Company’s patent for biometric identification indexing, a core feature of its VST™ software, has been granted in Europe. In addition, a WEB-key® authentication security patent for “Systems and Methods of Secure Biometric Authentication” has been issued in South Africa. These patents enhance the worldwide protection of BIO-key’s technology. The European patent for VST, which provides BIO-key with protection of its intellectual property in Europe, was issued on March 29, 2006 and covers a similar set of claims for a patent BIO-key was granted in 2005 in the United States.

On October 3, 2006, BIO-key announced that the Company’s patent for a biometric authentication security framework has been granted by the U.S. Patent & Trademark Office. The patent No. 7,117,356 was issued to BIO-key for a biometric authentication security framework that enhances commercial and civil biometric use.  BIO-key’s authentication security framework protects privacy and security while also facilitates ease of use of biometric systems.  The technology that this patent is based on is the foundation for the authentication security incorporated in BIO-key’s WEB-key® product line.    WEB-key is a mature enterprise authentication solution that functions in a wide variety of application environments.  The solution supports a variety of implementation alternatives including card technologies for ‘two-factor’ authentication and also supports  ‘single-factor’ authentication.  Partners and customers implementing BIO-key’s WEB-key software to provide convenient and secure user identity include a number of institutions including the Allscripts Healthcare Solutions, American Association of Medical Colleges, Empresa de Telecomunicaciones de Bogotá (Columbia) and Iomedex Corporation.

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

On December 19, 2011 BIO-key announced that the U.S. Patent and Trademark Office has issued US Patent No 8,055,027 for the Company’s “Generation of Directional Information in the Context of Image Processing” method for image enhancement and processing.

•	Trademarks— We have registered our trademarks “BIO-key”, “True User Identification”, “Intelligent Image Indexing” and “WEB-key with the U.S. Patent & Trademark Office.

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

During the fiscal years ended December 31, 2011 and 2010, BIO-key spent approximately $1,117,000 and $1,056,000 respectively, on its Biometric segment’s research, development and engineering. BIO-key’s limited customer base during that time did not directly bear these costs, which were principally funded through outside sources of equity and debt financing.

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

Employees and Consultants

As of March 1, 2012, BIO-key employed fourteen (14) individuals on a full-time basis as follows - five (5) in engineering, customer support, research and development; four (4) in finance and administration; and five (5) in sales and marketing. BIO-key also uses the services of two (2) consultants (full-time), who provide engineering and technical services, one (1) part-time contracts administrator, and one (1) part-time sales support.

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

Due to, among other factors, our history of losses (excluding gains from valuation changes in embedded derivatives) and limited revenue, our independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2011 as to the substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

Since our formation, we have historically generated minimal revenue and have sustained substantial operating losses.

As of December 31, 2011, we had a working deficit of approximately $1,539,000 and an accumulated deficit of approximately $52,292,000. Since our inception, we have focused almost exclusively on developing our core technologies and, until the fourth quarter of 2004 had not generated any significant revenue. In 2009 we sold our Law Enforcement division, losing the benefit of significant recurring revenue streams. In order to increase revenue, we have developed a direct sales force and anticipate the need to retain additional sales, marketing and technical support personnel and may need to incur substantial expenses. We cannot assure you that we will be able to secure these necessary resources, that a significant market for our technologies will develop or that we will be able to achieve our targeted revenue.

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

As a technology licensing company, our success will depend upon the ability of these manufacturers and developers to effectively integrate our technology into products and services which they market and sell. We have no control over these licensees and cannot assure you that they have the financial, marketing or technical resources to successfully develop and distribute products or applications acceptable to end users or generate any meaningful revenue for us. These third parties may also offer the products of our competitors to end users.

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

A loss of our current Chairman of the Board of Directors or Chief Executive Officer could severely and negatively impact our operations. Our consulting contract with Thomas J. Colatosti, our Chairman of the Board, expired in December 2011. Mr. Colatosti continues, however, to assist the Company in the areas of strategic planning and corporate finance. In addition, our employment contract with Michael W. DePasquale, our Chief Executive Officer, expires in March each year, and renews automatically for successive one year periods unless notice of non-renewal is provided by the Company. Although the contract does not prevent him from resigning, it does contain confidentiality and non-compete clauses which are intended to prevent him from working for a competitor within one year after leaving our Company. Our success depends on our ability to attract, train and retain employees with expertise in developing, marketing and selling software solutions. In order to successfully market our technology, we will need to retain additional engineering, technical support and marketing personnel. The market for such persons remains highly competitive and our limited financial resources will make it more difficult for us to recruit and retain qualified persons.

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

Since our inception, we have not generated significant, recurring revenue (other than revenue from acquired businesses) and have experienced substantial losses. In December 2010, we restructured the payment terms of our $4,000,000 Note Receivable and exchanged all of our remaining shares of Preferred Stock and outstanding Convertible Notes for Secured Notes. In May 2011, our Note Receivable was paid in full to the Company, and the Company used all of these proceeds towards paying the balance of its Secured Promissory Notes.

If we are unable to generate sufficient revenue to meet our goals, we will need to obtain additional third-party financing to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. Therefore, we may need to obtain additional financing through the issuance of debt or equity securities, or to restructure our financial position through similar transactions to those consummated during the 2010 to 2011 period.

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

As part of our secured debt financing transactions, we granted to the holders of such secured debt a blanket security interest in all of our assets, including assets of our subsidiary.  See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.  In the event we default in payment on such debt, or any other event of default occurs under the relevant financing documents, and the default is not cured, 100% of the outstanding principal amount of the secured notes, plus accrued interest and fees will accelerate and be due and payable in full.

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

Our obligations to the holder of our outstanding Secured Notes may adversely affect our ability to enter into potential significant transactions with other parties.

We will need to obtain the consent of the holder of our Secured Notes before we can take certain actions, including the issuance of any loan or debt secured by the assets of the Company. Accordingly, unless we obtain such consent, we may not be able to enter into certain transactions.

Risks Related To Our Common Stock

We have issued a substantial number of securities that are convertible into shares of our common stock which will result in substantial dilution to the ownership interests of our existing shareholders.

As of December 31, 2011, approximately 13,822,000 shares of our common stock were reserved for issuance upon exercise or conversion of the following securities (at conversion prices applicable as at December 31, 2010):

•	12,654,000 shares upon exercise of outstanding stock options and warrants;

•	1,168,000 shares upon exercise of options available for future grant under our existing option plans; and

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

The trading price of our shares has from time to time fluctuated widely and in the future may be subject to similar fluctuations. The trading price may be affected by a number of factors including the risk factors set forth in this Report as well as our operating results, financial condition, announcements of innovations or new products by us or our competitors, general conditions in the biometrics and access control industries, and other events or factors. Although we believe that approximately 15 registered broker dealers currently make a market in our common stock, we cannot assure you that any of these firms will continue to serve as market makers or have the financial capability to stabilize or support our common stock. A reduction in the number of market makers or the financial capability of any of these market makers could also result in a decrease in the trading volume of and price of our shares. In recent years broad stock market indices, in general, and the securities of technology companies, in particular, have experienced substantial price fluctuations. Such broad market fluctuations may adversely affect the future-trading price of our common stock.

ITEM 2.      DESCRIPTION OF PROPERTY

We do not own any real estate. We conduct operations from leased premises in Eagan, Minnesota (6,822 square feet), Wall, New Jersey (4,179 square feet) and North Billerica, Massachusetts (shared services center). We believe our current facilities are adequate for the foreseeable future.

ITEM 3.      LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation. As of December 31, 2011, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 4.      MINE SAFETY DISCLOSURES

N/A

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

2011:	High	Low

Quarter ended December 31, 2011	$0.14	$0.06
Quarter ended September 30, 2011	0.14	0.10
Quarter ended June 30, 2011	0.16	0.13
Quarter ended March 31, 2011	0.19	0.14

2010:	High	Low

Quarter ended December 31, 2010	$0.19	$0.14
Quarter ended September 30, 2010	0.21	0.10
Quarter ended June 30, 2010	0.23	0.14
Quarter ended March 31, 2010	0.28	0.20

Holders

As of April 4, 2012, the number of stockholders of record of our common stock was 122.

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

OVERVIEW provides a description of our business, the major items that affected our business, and how we analyze our business. It then provides an analysis of our overall 2011 performance and a description of the significant events impacting 2011 and thereafter.

RESULTS OF OPERATIONS provides an analysis of the consolidated results of operations for 2011 compared to 2010.

LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, financing, contractual obligations, and liquidity outlook.

CRITICAL ACCOUNTING POLICIES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.

RECENT ACCOUNTING STANDARDS provides a description of accounting standards which we have not yet been required to implement and may be applicable to our operations, as well as those significant accounting standards which were adopted during 2011 See Note A to the Consolidated Financial Statements included elsewhere in this Annual Report.

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

Through partnerships with OEMs, integrators, and solution providers, we provide biometric software solutions to private and public sector customers.  BIO-key provides the ability to positively identify individuals in seconds before granting access to valuable corporate resources, web portals or applications.  Powered by our patented Vector Segment Technology™ our VST™, WEB-key® and BSP development kits are fingerprint biometric solutions that provide true interoperability with all major reader manufacturers, enabling application developers and integrators to seamlessly integrate fingerprint biometrics into virtually any application.

While our growth has been sluggish due to market acceptance, and lengthy processes involved with building relationships with large integrators, we believe that due to current market conditions, specifically identity theft, we are well-positioned for growth as solutions empower users to take control of their identities in a way that cannot be replicated, stolen or mistaken for unauthorized use. Organizations that employ BIO-key’s solutions to authenticate employees and protect company data also experience a measurable return on investment.  For example, we have received a large order in the first quarter of 2012 in the blood bank industry that we believe will materially increase our sales in this industry.

RESULTS OF OPERATIONS

Consolidated Results of Operations

Two Year % trend

	Years ended December 31,
	2011	2010
Revenues
Services	24%	12%
License fees and other	76%	88%
	100%	100%
Costs and other expenses
Cost of services	5%	3%
Cost of license fees and other	19%	13%
	23%	16%
Gross Profit	77%	84%

Operating expenses
Selling, general and administrative	86%	88%
Research, development and engineering	32%	30%
	118%	118%
Operating loss	-41%	-34%

Other income (deductions)
Total other income (deductions)	-13%	16%
Loss from continuing operations	-54%	-18%
Income from discontinued operations		9%
Net (loss) income	-54%	-9%

Revenues and Costs of goods sold

			2011 - 2010
	2011	2010	$ Chg	% Chg

Revenues
Service	848,483	439,759	408,724	93%
License & other	2,660,321	3,080,649	(420,328)	-14%
Total Revenue	$3,508,804	$3,520,408	$(11,604)	0%

Cost of goods sold
Service	159,223	102,661	56,562	55%
License & other	651,236	456,480	194,756	43%
Total COGS	$810,459	$559,141	$251,318	45%

Revenues

For the years ended December 31, 2011 and 2010, service revenues included approximately $680,000 and $411,000, respectively, of recurring maintenance and support revenue, and approximately $168,000 and $28,000, respectively, of non-recurring custom services revenue.  Recurring service revenue increased 65% from 2010 to 2011 as the Company continued to bundle maintenance agreements to its expanding customer license base, and renewed existing maintenance agreements from its legacy customers.

For the year ended December 31, 2011, license and other revenue (comprised of third party hardware and royalty income) decreased as a result of several contributing factors.  The Company realized an approximate $785,000 decrease (32%) in its core software license revenue from both new and existing customers. The percentage of license and other revenue as a proportion of total revenue decreased from 87% to 76%. Third-party hardware sales increased by approximately $357,000 (63%) primarily as a result of revenue from new customers in the healthcare industry, who required initial start-up investments in hardware, which is not currently a typical scenario across all of BIO-key’s target markets.  Depending on the size and the timing requirements of the customers’ software deployment roadmap, hardware purchases may be solely within the initial software order, or, as with our OEM partners in the healthcare industry, a recurring activity. McKesson continued their deployment of our identification technology in their AccuDose® product line, and our partners Allscripts, Medflow, ChoicePoint/LexisNexis, Educational Biometric Technology and Identimetrics all continued expansion of biometric ID deployments. The Company’s royalty income for the year ended December 31, 2011 was derived from a December 2009 OEM agreement, and resulted in a17% increase in revenue from approximately $80,000 to $94,000. The Company expects this revenue stream to be recurring.

Costs of goods sold

For the year ended December 31, 2011, cost of services increased from 2010 due to increased customer support, as needed for the expanding customer base and increased non-recurring custom services.  The Company expects these costs will increase in future periods as additional Biometric customers are added and non-recurring custom services increase with diversification of markets.

For the year ended December 31, 2011, cost of license and other increased from 2010 due to an increase in third party hardware costs commensurate with the increase in hardware orders discussed in the “Revenues” section above.

Selling, general and administrative

			2011 - 2010
	2011	2010	$ Chg	% Chg

Total	$3,036,299	$3,105,291	$(68,992)	-2%

Selling, general and administrative costs decreased 2% for the year ended December 31, 2011 as compared to the same period 2010.   Reductions included legal fees by approximately $59,000 including the costs incurred for exploring the previously announced  SIC acquisition, a decrease in accounting fees of approximately $81,000 and professional fees by $16,000 primarily attributable to our 2010 change in auditors and issues related to the sale of the Law segment. The reduction in expenses also included decreases in channel marketing fees of approximately $86,000 related to decreased revenue from the healthcare industry, a decrease of $50,000 in director fees paid, a decrease of $94,000 for commission relative to reduced overall Company revenues as well as decreased marketing expenses of approximately $19,000, and decreased travel expenses of approximately $55,000.  The decreases were offset by an increase in bad debt expense related to a contract whose payments are behind schedule,  As a result of the payment delays, the Company has reserved $386,000 which represents 50% of the remaining balance owed under the contract.

Research, development and engineering

			2011 - 2010
	2011	2010	$ Chg	% Chg

Total	$1,116,658	$1,055,980	$60,678	6%

For the year ended December 31, 2011, R & D costs increased as compared to 2010, primarily due to increased consultant expenses related to the development of a new software application. The Company expects to devote similar amounts of funding to its R & D function as in prior years.

Other income and expense

			2011 - 2010
	2011	2010	$ Chg	% Chg

Interest income	$95,033	$241,416	$(146,383)	-61%
Interest expense	(411,527)	(711,348)	299,821	-42%
Income tax	(26,500)	-	(26,500)	n/a
Net discounts of notes payable and receivable	(100,000)	-	(100,000)	n/a
Derivative and warrant fair value adjustments	—	1,020,164	(1,020,164)	-100%

	$(442,994)	$550,232	$(993,226)	-181%

Interest income for the fiscal years ended 2011 and 2010, was attributable to the Note Receivable, which was fully paid in May 2011.

Interest expense for the year ended December 31, 2011 was comprised of approximately $104,000 owing to the holders of the Secured Notes, and approximately $308,000 in non-cash amortization of the discount attached to the Secured Notes. Interest expense during 2010 was comprised of $52,000 owing to the holders of the Convertible Notes, and approximately $659,000 in non-cash amortization of the discount attached to the Convertible Notes. The Company expects to incur approximately $25,000 in interest expense from its Secured Notes until the end of 2012, at which point the Notes are expected to be paid in full.

For the year ended December 31, 2011, the net discounts of notes payable and receivable were non-cash items with respect to the value of the net early payment discount granted to the holder of the note receivable.

For the year ended December 31, 2010, the derivative and warrant fair value income was attributable to embedded derivatives and detachable warrants issued with convertible debt in 2005, 2006 and 2009. The fair value of the derivatives fluctuated based on: our stock price on the valuation date, the debt conversion price, the volatility of our stock price over a period of time, changes in the value of the risk free interest rate, and the time to maturity of the outstanding debt at different points in time.

DISCONTINUED OPERATIONS

On December 8, 2009, we completed the sale of our Law Enforcement division for approximately $11.3 million, amounting to a net gain to the Company of approximately $4.5 million. This business had previously been reported as a separate segment in our financial statements. For fiscal year 2010, $0.3 million of operating income net of tax was reflected as discontinued operations in the accompanying consolidated statement of operations.  Net sales associated with the discontinued operations were $0.5 million for 2010. See “Note B — Discontinued Operations” for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES OVERVIEW

Net cash used for operations during the year ended December 31, 2011 was approximately $523,000. The cash used by operating activities of continuing operations was primarily used to fund the operating loss for the year.  Other items of note were as follows:

•
Negative cash flows related to an increase in accounts receivable of approximately $622,000, due to a large partially paid order received late in the first quarter of 2011. Payments of the contract are behind schedule due to delays in deliverables by other parties, for which, we have no control over.  As a result, we have reserved $386,000 which represents 50% of the balance due.

•
Positive cash flows from an increase of approximately $507,000 in accounts payable of which approximately $142,000 is for third party hardware shipped in the fourth quarter, and delayed payments for other vendors due to inadequate cash to meet the current obligations, and an increase in accrued expenses of approximately $222,000, attributable to the accrued commission, and an increase in deferred revenue for maintenance renewals and a new prepaid order.

•	The Company recorded approximately $57,000 of charges in 2011 for the expense of issuing options to employees for services.

INVESTING ACTIVITIES OVERVIEW

Net cash provided by investing activities of $3,293,796 was the result of the early receipt of proceeds from the note receivable of $3,350,000 net of capital expenditures of $56,204.

FINANCING ACTIVITIES OVERVIEW

Net cash used for financing activities of $3,737,344 included the early repayment of the Shaar note of $3,612,135 and outstanding dividends of $125,209.

Net working deficit at December 31, 2011 was approximately $1,539,000 as compared to net working capital of approximately $88,000 at December 31, 2010. The change was due to the Company’s reduction in cash due primarily to funding the operating loss of the business.

Since January 7, 1993 (date of inception), our capital needs have been principally met through proceeds from the sale of equity and debt securities.

We do not expect any material capital expenditures during the next twelve months.

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

As of December 2011, the Company entered into a 24-month accounts receivable factoring arrangement with a financial institution (the “Factor”). Pursuant to the terms of this arrangement, BIO-key, from time to time shall sell to the Factor certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor shall then remit 75% of the accounts receivable balance to BIO-key (the “Advance Amount”), with the remaining balance, less fees to be forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. Factoring fees range from 2.75% to 15% of the face value of the invoice factored and are determined by the number of days required for collection of the invoice. BIO-key expects to use this factoring arrangement periodically to assist with its general working capital requirements.

Liquidity outlook

At December 31, 2011, our total of cash and cash equivalents was approximately $43,000, as compared to approximately $1,010,000 at December 31, 2010.

As discussed above, the Company has financed itself in the past through access to the capital markets by issuing secured and convertible debt securities, as well as convertible preferred stock and common stock. We currently require approximately $385,000 per month to conduct our operations. During 2011, we generated approximately $3,500,000 of revenue, which is below our average monthly requirements.

The balance of the Company’s Secured Notes of approximately $346,000 will be due and payable to the holder together with all accumulated and unpaid interest on December 31, 2012.

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

Due to several factors, including our history of losses and limited revenue, our independent auditors have included an explanatory paragraph in their opinion related to our annual financial statements as to the substantial doubt about our ability to continue as a going concern. Our long-term viability and growth will depend upon the successful commercialization of our technologies and our ability to obtain adequate financing. To the extent that we require such additional financing, no assurance can be given that any form of additional financing will be available on terms acceptable to us, that adequate financing will be obtained to meet our needs, or that such financing would not be dilutive to existing stockholders. If available financing is insufficient or unavailable or we fail to continue to generate meaningful revenue, we may be required to further reduce operating expenses, delay the expansion of operations, be unable to pursue merger or acquisition candidates, or continue as a going concern.

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

Costs and other expenses: Includes professional compensation and other direct contract expenses, as well as costs attributable to the support of client service professional staff, depreciation and amortization costs related to assets used in revenue-generating activities, and other costs attributable to serving the Company’s client base. Professional compensation consists of payroll costs and related benefits including stock-based compensation and bonuses. Other direct contract expenses include costs directly attributable to client engagements, such as out-of-pocket costs including travel and subsistence for client service professional staff, costs of hardware and software and costs of subcontractors. The allocation of lease and facilities charges for occupied offices is included in costs of service.

The Company accounts for its warranties under the FASB ASC 450 “Contingencies.” The Company generally warrants that its products are free from defects in material and workmanship for a period of one year from the date of initial delivery to our customers. The warranty does not cover any losses or damage that occurs as a result of improper installation, misuse or neglect or repair or modification by anyone other than the Company or its authorized repair agent. The Company’s policy is to accrue anticipated warranty costs based upon historical percentages of items returned for repair within one year of the initial sale. The Company’s repair rate of products under warranty has been minimal, and a historical percentage has not been established. The Company’s software license agreements generally include certain provisions for indemnifying customers against liabilities if the Company’s software products infringe upon a third party’s intellectual property rights. The Company has not provided for any reserves for warranty liabilities as it was determined to be immaterial.

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

N/A

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See financial statements appearing at pages 39-67 of this report

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information about each director and executive officer of the Company.

NAME	AGE	POSITIONS HELD
Thomas J. Colatosti	63	Chairman of the Board of Directors
Michael W. DePasquale	57	Chief Executive Officer and Director
Jeffrey J. May (b)	52	Director
Charles P. Romeo (a) (c)	70	Director
John Schoenherr (b) (c)	59	Director

Cecilia Welch	52	Chief Financial Officer
Mira K. LaCous	50	Vice President of Technology & Development
Scott Mahnken	52	Vice President of Marketing

(a)	From April 2004 to February 2005, Mr. Romeo was employed by the Company.

(b)	Audit Committee Member

(c)	Compensation Committee Member

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

JEFFREY J. MAY has served as a Director of the Company since October 29, 2001. Since 1997, Mr. May has served as the President of Gideons Point Capital, a Minnesota-based investment and consulting firm focusing on assisting start-up technology companies. Mr. May served as the CEO and Director of MagnaLynx, a semiconductor company specializing in high speed chip level communications from December 2006 until the company was sold in March 2010. In 1983, Mr. May co-found Advantek, Inc., a manufacturer of equipment and materials for the semiconductor industry, which was sold in 1993. Mr. May continued to serve as a director and Vice-President of Operations of Advantek until 1997, when it had over 600 employees and sales in excess of $100 million. Mr. May earned a Bachelor of Science degree in Electrical Engineering from the University of Minnesota in 1983.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the U.S. Securities and Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors and persons who own more than ten percent (10%) of the Company’s Common Stock to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of the Company’s Common Stock. Such officers, directors and ten percent (10%) stockholders are also required by applicable SEC rules to furnish the Company with copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on its review of the copies of such forms received by it, or written representations from such persons that no other reports were required for such persons, the Company believes that during the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to the Company’s officers, directors and ten percent (10%) stockholders were satisfied in a timely fashion.

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

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation paid to or accrued by our chief executive officer (principal executive officer) and the two most highly compensated executive officers other than the principal executive officer, who were serving as executive officers at the end of December 31, 2011, for the fiscal years ended December 31, 2011 and 2010:

SUMMARY COMPENSATION TABLE
Name	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael W. DePasquale	2011	226,504	—	—	—		—	—	449	226,953
Chief Executive Officer	2010	250,000	—	—	—		—	—	407	250,407

Randy Fodero (2)	2011	144,223	—	—	—		—	—	284	144,507
Vice President Sales	2010	170,000	4,000	—	—		37,560	—	289	211,849

Mira K. LaCous	2011	134,018	—	—	8,340	(1)	—	—	266	142,624
Vice President Technology & Development	2010	147,420	—	—	67,974	(1)	—	—	251	215,645

Scott Mahnken	2011	102,527	—	—	11,120	(1)	—	—	154	113,801
Vice President Marketing	2010	—	—	—	—		—	—	—	—

(1)
The aggregate grant date fair value of the option awards was estimated using the Black-Scholes option pricing model, with the assumptions listed in Note A to the Company’s financial statements. The amount shown in this column represents the grant date fair value calculated under ASC 718

(2)	The compensation for Randy Fodero, the Company’s former Vice President of Sales is included in the above table pursuant to Item 402(m)(2)(iii) of Regulation S-K.

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

Employment Agreements

On March 26, 2010, the Company entered into an employment agreement, effective as of March 25, 2010, with Michael W. DePasquale to serve as the Chief Executive Officer of the Company until March 24, 2011. The agreement automatically renews for subsequent one-year terms, unless the employment relationship is terminated by either party, or modified in accordance with the terms and conditions of the Agreement. Under the Agreement, Mr. DePasquale will be paid an annual base salary of $250,000, subject to adjustment by the Board or Compensation Committee. In addition to the Base Salary, a “Performance Bonus” may be awarded to Mr. DePasquale on the basis of the Company achieving certain corporate and strategic performance goals, as determined by the Board in its sole discretion. The employment agreement contains standard and customary confidentiality, non-solicitation and “work made for hire” provisions as well as a covenant not to compete which prohibits Mr. DePasquale from doing business with any current or prospective customer of the Company or engaging in a business competitive with that of the Company during the term of his employment and for the one year period thereafter. This agreement also contains a number of termination and change in control provisions as described in “Termination and Change in Control Arrangements” in this Item.

On November 20, 2011, the Company renewed its one-year employment agreement with Mira K. LaCous to serve as the Vice President of Technology & Development of the Company at an annual base salary of $147,420, subject to adjustment by the Board or Compensation Committee. The employment agreement contains standard and customary confidentiality, technical invention provisions, as well as a covenant not to compete which prohibits Ms. LaCous from doing business with any current or prospective customer of the Company or engaging in a business competitive with that of the Company during the term of her employment and for the one year period thereafter. This agreement also contains a number of termination provisions as described in “Termination and Change in Control Arrangements” in this Item.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
DECEMBER 31, 2011

The following table sets forth for each named executive officer, information regarding outstanding equity awards as at December 31, 2011:

	Option Awards							Stock Awards
Name	Number of securities underlying unexercised options exercisable (#)		Number of securities underlying unexercised options unexercisable (#)		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares or units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Michael W. DePasquale	601,938		—		—	0.300	11/2/2012	—	—	—	—
	500,000		—		—	0.087	2/27/2016	—	—	—	—

Mira LaCous	75,000		—		—	0.180	8/13/2015	—	—	—	—
	170,000	(1)	170,000	(1)	—	0.460	1/7/2017	—	—	—	—
	—		75,000	(2)	—	0.140	5/11/2018	—	—	—	—

Cecilia Welch	20,000		—		—	0.150	8/10/2014	—	—	—	—
	—		150,000	(2)	—	0.140	5/11/2018	—	—	—	—

Scott Mahnken	—		100,000	(2)	—	0.140	5/11/2018	—	—	—	—

(1)	The options vest equally in two annual installments commencing January 7, 2011
(2)	The options vest equally in two annual installments commencing May 11, 2012

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

On November 20, 2011, the Company renewed the annual agreement with Mira K. LaCous to serve as the Vice President of Technology & Development of the Company. The Company may terminate the agreement at any time with or without cause. In the event of termination by the Company without cause, Ms. LaCous shall continue to be paid her then current base salary for six months from the date of such termination.

Change in Control Provisions

The Company’s 1999 Stock Option Plan and 2004 Stock Incentive Plan (the “1999 Plan” and together with the 2004 Plan, the “Plans”) provide for the acceleration of the vesting of unvested options upon a “Change in Control” of the Company. A Change in Control is defined in the Plans to include (i) a sale or transfer of substantially all of the Company’s assets; (ii) the dissolution or liquidation of the Company; (iii) a merger or consolidation to which the Company is a party and after which the prior shareholders of the Company hold less than 50% of the combined voting power of the surviving corporation’s outstanding securities; (iv) the incumbent directors cease to constitute at least a majority of the Board of Directors; or (v) a change in control of the Company which would otherwise be reportable under Section 13 or 15(d) of the Exchange Act.

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

DIRECTOR COMPENSATION FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2011

The following table sets forth for each director, information regarding their compensation for the year ended December 31, 2011:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas J. Colatosti (1)	—	—	—	—	—	—	—
Michael W. DePasquale (2)	—	—	—	—	—	—	—
Jeffrey J. May	—	—	—	—	—	—	—
Charles P. Romeo	—	—	—	—	—	—	—
John Schoenherr	—	—	—	—	—	—	—

(1)	Refer to Narrative Disclosure to Director Compensation Table for information pertaining to Mr. Colatosti’s consulting agreement.

(2)	Refer to Narrative Disclosure to Summary Compensation Table for information pertaining to Mr. DePasquale’s employment agreement.

Narrative Disclosure to Director Compensation Table

The Company’s current policy is to issue options to purchase 50,000 shares of common stock to each non-employee director on an annual basis. The Chair of the Audit Committee receives options to purchase an additional 50,000 shares of common stock on an annual basis. No options were awarded to any of the Company’s directors during 2011.

In connection with his appointment to the Board of Directors in September 2002, and as acting Chief Financial Officer from November 2008 to December 2009, the Company has entered into a number of consulting arrangements with Colatosti. Under the most recent arrangement, which was entered into on January 12, 2010, Mr. Colatosti provided services to the Company and its subsidiary for the two-year term ended December 31, 2011 at a rate of $5,000 per month.

We reimburse each of our non-employee directors for their reasonable expenses incurred in connection with attending meetings of the board of directors and related committees.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 4, 2012, information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than five percent (5%) of the Company’s outstanding common stock. The following table also sets forth, as of such date, the beneficial ownership of the Company’s common stock by all officers and directors, individually and as a group. Unless otherwise indicated, the address of each person listed below is c/o BIO-key International, Inc., 3349 Highway 138, Building D, Suite B, Wall, NJ 07719.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(1)
Michael W. DePasquale	1,151,938	(2)	1.5%
Thomas J. Colatosti	1,134,405	(3)	1.5%
Jeffrey May	316,845	(4)	*
Mira LaCous	245,000	(5)	*
Charles P. Romeo	233,558	(4)	*
John Schoenherr	209,721	(4)	*
Cecilia Welch	20,000	(6)	*
Scott Mahnken	—	(7)	*

All officers and directors as a group (9) persons	3,311,467		4.2%

*	Less than 1%

(1)
The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Securities Exchange Act of 1934 and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as, other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 78,155,413 shares of common stock outstanding as of February 29, 2012.

(2)	Consists of 1,101,938 shares issuable upon exercise of options and 50,000 shares of common stock.

(3)	Consists of 549,405 shares issuable upon exercise of options and 585,000 shares of common stock.

(4)	Consists of shares issuable upon exercise of options.

(5)	Consists of 245,000 shares issuable upon exercise of options. Does not include 245,000 shares issuable upon options subject to vesting.

(6)	Consists of 20,000 shares issuable upon exercise of options. Does not include 150,000 shares issuable upon options subject to vesting.

(7)	Does not include 100,000 shares issuable upon options subject to vesting.

The following table sets forth, as of December 31, 2011, information with respect to securities authorized for issuance under equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	4,404,412	$0.22	1,168,164
Total	4,404,412	$0.22	1,168,164

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

As of December 31, 2011, there were outstanding options under the 1999 Plan to purchase 500,000 shares of common stock, and no shares were available for future grants.

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

As of December 31, 2011, there were outstanding options under the 2004 Plan to purchase 2,831,836 shares of common stock, and options to purchase an aggregate of 1,168,164 shares were available for future grants.

In addition to options issued under the 1999 and 2004 Plans, the Company has issued options to employees, officers, directors and consultants to purchase common stock under the non plan. As of December 2011, there were outstanding options under the non plan to purchase 1,072,576 shares of common stock. The terms of these options are substantially similar to the provisions of the 1999 Plan and options issued thereunder.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Employment Arrangements

The Company has entered into employment agreements with Michael W. DePasquale, and Mira LaCous. See “EXECUTIVE COMPENSATION—Employment Agreements.”

Consulting Arrangement with Thomas J. Colatosti

In connection with his appointment to the Board of Directors in September 2002, and as acting Chief Financial Officer from November 2008 to December 2009, the Company has entered into a number of consulting arrangements with Thomas Colatosti. Under the most recent arrangement, which was entered into on January 12, 2010, Mr. Colatosti provided services to the Company and its subsidiaries and affiliates for the two year term ended December 31, 2011 at a rate of $5,000 per month.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows fees for professional services and quarterly audit fees billed to us by CCR LLP (“CCR”) for services during 2010, and for professional audit services billed to us by Rotenberg Meril Solomon Bertiger & Guttilla, P.C. (“RMSBG”) for the audit of our annual consolidated financial statements for the years ended December 31, 2011 and 2010, and fees billed to us by RMSBG for other services during 2011 and 2010:

	2011	2010
Audit Fees:
CCR	$-	$20,000
RMSBG	72,695	74,621

Audit-Related Fees
CCR	-	47,150
RMSBG	195	3,048

Tax Fees:
CCR	-	28,700
RMSBG	26,154	—

Total Fees	$99,044	$173,519

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

Audit Committee Pre-Approval Procedures

The Audit Committee of our Board of Directors consists of Jeffrey J. May and John Schoenherr. The Audit Committee approves the engagement of our independent auditors to render audit and non-audit services before they are engaged. All of the fees for 2011 and 2010 shown above were pre-approved by the Audit Committee.

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

Reports of Independent Registered Public Accounting Firm

Balance Sheets as at December 31, 2011 and 2010

Statements of Operations—Years ended December 31, 2011 and 2010

Statement of Stockholders’ Equity (Deficit)—Years ended December 31, 2011 and 2010

Statements of Cash Flows—Years ended December 31, 2011 and 2010

Notes to Financial Statements—December 31, 2011 and 2010

(2)      The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report

ITEM 8—FINANCIAL STATEMENTS

The following financial statements of BIO-key International, Inc. are included herein at the indicated page numbers:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BIO-key International, Inc.
North Billerica, MA

We have audited the accompanying consolidated balance sheets of BIO-key International, Inc. and Subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BIO-key International, Inc. and Subsidiary as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the consolidated financial statements, the Company has suffered substantial net losses in recent years, and has an accumulated deficit at December 31, 2011, which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are disclosed in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.
Saddle Brook, New Jersey
April 16, 2012

BIO-key International, Inc and Subsidiary
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$43,437	$1,010,096
Accounts receivable, net of allowance for doubtful accounts of $397,526 at December 31, 2011 and $11,526 at December 31, 2010	587,346	351,093
Note receivable, current portion	-	2,167,000
Inventory	8,238	9,775
Prepaid expenses and other	58,920	188,916
Total current assets	697,941	3,726,880
Equipment and leasehold improvements, net	52,870	28,128
Deposits and other assets	8,712	8,712
Note receivable, net of current portion	-	1,333,000
Intangible assets—less accumulated amortization	207,180	218,450
Total non-current assets	268,762	1,588,290
TOTAL ASSETS	$966,703	$5,315,170

LIABILITIES
Accounts payable	$687,441	$180,413
Accrued liabilities	675,833	1,079,117
Deferred revenue	527,092	281,393
Current portion of notes payable	346,428	2,098,139
Total current liabilities	2,236,794	3,639,062
Long term portion of notes payable	-	1,102,492
Deferred revenue, net of current portion	1,000	4,281
Total non-current liabilities	1,000	1,106,773
TOTAL LIABILITIES	2,237,794	4,745,835

Commitments and contingencies

STOCKHOLDERS’ (DEFICIT) EQUITY:
Common stock — authorized, 170,000,000 shares; issued and outstanding; 78,155,413 of $.0001 par value at December 31, 2011 and December 31, 2010	7,815	7,815
Additional paid-in capital	51,012,782	50,955,602
Accumulated deficit	(52,291,688)	(50,394,082)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(1,271,091)	569,335
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$966,703	$5,315,170

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary
STATEMENTS OF OPERATIONS

	Years ended December 31,
	2011	2010

Revenues
Services	$848,483	$439,759
License fees and other	2,660,321	3,080,649
	3,508,804	3,520,408
Costs and other expenses
Cost of services	159,223	102,661
Cost of license fees and other	651,236	456,480
	810,459	559,141
Gross Profit	2,698,345	2,961,267

Operating expenses
Selling, general and administrative	3,036,299	3,105,291
Research, development and engineering	1,116,658	1,055,980
	4,152,957	4,161,271
Operating loss	(1,454,612)	(1,200,004)

Other income (deductions)
Interest income	95,033	241,416
Interest expense	(411,527)	(711,348)
Income taxes	(26,500)	-
Derivative and warrant fair value adjustments	-	1,020,164
Net discounts of notes payable and note receivable	(100,000)	-
	(442,994)	550,232
Loss from continuing operations	(1,897,606)	(649,772)
Income from discontinued operations	-	342,983
Net loss	$(1,897,606)	$(306,789)

Basic and Diluted Earnings per Common Share:
Loss from continuing operations	$(0.02)	$(0.02)
Income from discontinued operations	-	0.01
Net loss	$(0.02)	$(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	78,155,413	77,901,103

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary
STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Series D 7%
	Convertible				Additional
	Preferred Stock		Common Stock		Contributed	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of January 1, 2010	30,557	$2,630,593	77,713,398	$7,771	$51,187,754	$(50,087,293)	$1,108,232

Accretion of preferred stock discount	—	426,889	—	—	(426,889)	—	(426,889)
Accretion of preferred stock dividends	—	216,870	—	—	(216,870)	—	(216,870)
Conversion of Series D Preferred Stock to Secured Notes	(30,557)	(3,055,700)	—	—	—	—	—
Conversion of preferred stock dividends in arrears into Secured notes	—	(218,652)	—	—	—	—	—
Conversion of convertible notes and accrued interest into common stock	—	—	442,015	44	55,650	—	55,694
Issuance of warrants	—	—	—	—	307,932	—	307,932
Share-based compensation	—	—	—	—	48,025	—	48,025
Net loss	—	—	—	—		(306,789)	(306,789)

Balance as of December 31, 2010	—	$—	78,155,413	$7,815	$50,955,602	$(50,394,082)	$569,335

Share-based compensation	—	—	—	—	57,180	—	57,180
Net loss	—	—	—	—		(1,897,606)	(1,897,606)

Balance as of December 31, 2011	—	$—	78,155,413	$7,815	$51,012,782	$(52,291,688)	$(1,271,091)

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary
STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2011	2010

CASH FLOW FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(1,897,606)	$(306,789)
Less:
Income from discontinued operations	-	(342,983)
Loss from continuing operations	(1,897,606)	(649,772)
Adjustments to reconcile net loss to cash used in operating activities:
Derivative and warrant fair value adjustments	-	(1,020,164)
Allowance for doubtful accounts	386,000	—
Depreciation	31,462	21,015
Amortization
Intangible assets	11,270	11,809
Discount on convertible debt related to derivatives	-	659,138
Discount on secured debt	307,932	—
Net discounts of notes payable and note receivable	100,000	—
Share-based compensation	57,180	46,385
Change in assets and liabilities:
Accounts receivable trade	(622,253)	496,122
Inventory	1,538	5,160
Prepaid expenses and other	129,995	(65,005)
Accounts payable	507,028	(159,828)
Accrued liabilities	221,925	(77,701)
Deferred revenue	242,418	75,287
Net cash used for continuing operations	(523,111)	(657,554)
Net cash provided by discontinued operations	-	344,624
Net cash used for operating activities	(523,111)	(312,930)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from payment of note receivable	3,350,000	500,000
Capital expenditures	(56,204)	(9,900)
Transfer of funds from restricted cash	-	40,500
Net cash provided by continuing operations	3,293,796	530,600
Net cash provided by investing activities	3,293,796	530,600
CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of notes payable	(3,612,135)	—
Preferred stock dividend paid	(125,209)	—
Net cash used for continuing operations	(3,737,344)	—
Net cash used for financing activities	(3,737,344)	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(966,659)	217,670
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,010,096	792,426
CASH AND CASH EQUIVALENTS, END OF YEAR	$43,437	$1,010,096

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2011 and 2010

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

Basis of Presentation

We have incurred significant losses to date, and at December 31, 2011, we had an accumulated deficit of approximately $52 million. In addition, broad commercial acceptance of our technology is critical to the Company’s success and ability to generate future revenues. At December 31, 2011, our total cash and cash equivalents were approximately $43,400, as compared to approximately $1,010,000 at December 31, 2010.

As discussed below, the Company has financed itself in the past through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock,  common stock, and recently through factoring receivables. We currently require approximately $385,000 per month to conduct our operations, a monthly amount that we have been unable to achieve through revenue generation.

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

Summary of Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1.  Basis of Consolidation

The accompanying consolidated financial statements include the accounts of BIO-key International, Inc. and its wholly- owned subsidiary (collectively, the “Company”). Intercompany accounts and transactions have been eliminated in consolidation.

2. Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) as set forth in the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) and consider the various staff accounting bulletins and other applicable guidance issued by the U.S. Securities and Exchange Commission (SEC). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our consolidated financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

3. Revenue Recognition

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

Costs and other expenses: Includes professional compensation and other direct contract expenses, as well as costs attributable to the support of client service professional staff, depreciation and amortization costs related to assets used in revenue-generating activities, and other costs attributable to serving the Company’s client base. Professional compensation consists of payroll costs and related benefits including stock-based compensation and bonuses. Other direct contract expenses include costs directly attributable to client engagements, such as out-of-pocket costs including travel and subsistence for client service professional staff, costs of hardware and software and costs of subcontractors. The allocation of lease and facilities charges for occupied offices is included in costs of service.

The Company accounts for its warranties under the FASB ASC 450 “Contingencies.” The Company generally warrants that its products are free from defects in material and workmanship for a period of one year from the date of initial receipt by our customers. The warranty does not cover any losses or damage that occurs as a result of improper installation, misuse or neglect or repair or modification by anyone other than the Company or its authorized repair agent. The Company’s policy is to accrue anticipated warranty costs based upon historical percentages of items returned for repair within one year of the initial sale. The Company’s repair rate of products under warranty has been minimal, and a historical percentage has not been established. The Company’s software license agreements generally include certain provisions for indemnifying customers against liabilities if the Company’s software products infringe upon a third party’s intellectual property rights. The Company has not provided for any reserves for warranty liabilities as it was determined to be immaterial.

4. Cash and Cash Equivalents

Cash equivalents consist of certificates of deposit and all other liquid investments with original maturities of three months or less.

5. Accounts Receivable and Factoring

Accounts receivable billed and unbilled are carried at original amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful receivables by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The allowance for doubtful accounts for the years ended December 31, 2011 and 2010 are as follows:

	Year Ended December 31,
	2011	2010

Balance - Beginning of year	$11,726	$11,256
Additions	386,000	-

Balance - end of year	397,526	11,526

As of December 2011, the Company entered into a 24 month accounts receivable factoring arrangement with a financial institution (the “Factor”). Pursuant to the terms of the arrangement, the Company, from time to time shall sell to the Factor certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor shall then remit 75% of the accounts receivable balance to the Company (the “Advance Amount”), with the remaining balance, less fees to be forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. Factoring fees range from 2.75% to 15% of the face value of the invoice factored and are determined by the number of days required for collection of the invoice.  No sales were factored in 2011.

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

9. Advertising Expense

The Company expenses the costs of advertising as incurred. Advertising expenses for the years ended December 31, 2011 and 2010 were approximately $170,000 and $277,000, respectively.

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

12. Earnings Per Share of Common Stock

Earnings per share of common stock-basic is computed by dividing net income applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Earnings per share of common stock-assuming dilution reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and would then share in the net income of the Company. See Note T -  Earnings Per Share “EPS”, for additional information.

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

The compensation expense recognized under ASC 718 increased the Company’s loss from continuing operations by $57,180 and $46,385 with no effect per share (basic and diluted), for the years ended December 31, 2011 and 2010 respectively.

The following table presents share-based compensation expenses for continuing operations included in the Company’s consolidated statements of operations:

	Year ended December 31,
	2011	2010

Selling, general and administrative	$12,054	$13,907
Research, development and engineering	45,126	32,478
	$57,180	$46,385

Valuation Assumptions for Stock Options

For the years ended December 31, 2011 and 2010, 845,000 and 510,000 stock options were granted, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2011	2010
Risk free interest rate	1.64%	2.10-2.22%
Expected life of options (in years)	4.52	4.30
Expected dividends	0%	0%
Volatility of stock price	114%	115%

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

15. Recent Accounting Pronouncements

On January 1, 2011, the Company adopted Accounting Standards Update (ASU) 2010-20 “Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The adoption of ASU 2010-20 did not have a significant impact on its consolidated financial statements.

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

Revenues and net income for the Law Enforcement division Segment for the years ended December 31, 2011 and 2010 were as follows:

	Year Ended December 31,
	2011	2010

Revenues	$-	$492,672
Net income	-	342,983

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

NOTE D—CONCENTRATION OF RISK

Financial instruments which potentially subject the Company to risk primarily consist of cash and accounts receivables.

The Company maintains its cash balances in a financial institution in Nevada. All non-interest bearing accounts are fully insured by the Federal Deposit Insurance Corporation (FDIC) and interest-bearing accounts are insured by the FDIC up to $250,000.  The Company has not incurred any losses on these accounts.

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

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, as follows:

	Years Ended December 31,
	2011	2010

Customer A	43%	—
Customer B	*	16%
Customer C	15%	18%
Customer D	*	12%
Customer E	*	14%

*      Less than 10% of total revenue

The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

	As of December 31,
	2011	2010

Customer A	78%	—
Customer F	*	18%
Customer G	—	12%

*      Less than 10% of total accounts receivable

NOTE E—NOTE RECEIVABLE

Note receivable consisted of the following as of December 31:

	2011	2010

Note Receivable — Current	$-	$2,167,000
Note Receivable — Non-Current	-	1,333,000

Total	$-	$3,500,000

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

Effective as of May 19, 2011, the Buyer exercised its option to prepay the balance due of $3,222,000 under the Note. In consideration for the early payment from the Buyer, the Company accepted a $150,000 discount on the principal amount due, of which $50,000 was absorbed by the Secured Promissory Noteholders (see “Note L – Notes Payable”). The total amount received by the Company was $3,113,654 which included principal amount of $3,222,000, interest income of $30,888 and a reimbursement of legal fees incurred of $10,766 net of the discount of $150,000.

Accrued interest receivable was $59,108 as of December 31, 2010 and was included in prepaid expenses and other at December 31, 2010.

NOTE F—PREPAID EXPENSES AND OTHER

Prepaid expenses and other consisted of the following as of December 31:

	2011	2010

Prepaid insurance, software licenses and other	$58,920	$62, 931
Income taxes receivable	-	31,224
Interest receivable (see Note E)	-	59,108
Other	-	35,653

Total	$58,920	$188,916

NOTE G—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following as of December 31:

	2011	2010

Equipment	$302,052	$245,848
Furniture and fixtures	99,199	99,199
Software	28,624	28,624
Leasehold improvements	39,975	39,975
	469,850	413,646

Less accumulated depreciation and amortization	(416,980)	(385,518)

Total	$52,870	$28,128

Depreciation and amortization were $31,462 and $21,015 for the periods ending December 31, 2011 and 2010, respectively.

NOTE H—INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31:

	2011			2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents and patents pending	$287,248	$(80,068)	$207,180	$287,248	$(68,798)	$218,450

Total	$287,248	$(80,068)	$207,180	$287,248	$(68,798)	$218,450

Aggregate amortization expense for the years ended December 31, 2011 and 2010, was $11,270 and $11,809, respectively. The estimated aggregate amortization expense of intangible assets for the years following December 31, 2011 is approximately $11,500 for 2012 through 2016 and $149,680 thereafter.

NOTE I—ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31:

	2011	2010

Compensation	$227,579	$39,864
Compensated absences	159,949	154,419
Dividends payable (see Note L)	3,435	128,644
Interest payable	23,309	—
Accrued legal and accounting fees	111,300	130,000
Income taxes (see Note Q)	26,500	—
Other	123,761	126,190
Installment payment to The Shaar Fund, Ltd. (see Note L)	-	500,000

Total	$675,833	$1,079,117

NOTE J—RELATED PARTY

Consulting Arrangement with Thomas J. Colatosti (“Colatosti”)

In connection with his appointment to the Board of Directors in September 2002, and as acting Chief Financial Officer from November 2008 to December 2009, the Company has entered into a number of consulting arrangements with Colatosti. Under the most recent arrangement, which was entered into on January 12, 2010, Mr. Colatosti provided services to the Company and its subsidiary for the two-year term ended December 31, 2011 at a rate of $5,000 per month.

Mr. Colatosti has substantial experience in the biometric industry and in addition to his role as the Chairman of the Board of Directors of the Company, provides extensive service to the Company in the areas of strategic planning and corporate finance. For the years ended December 31, 2011 and 2010, the Company paid Mr. Colatosti approximately $60,000 per year, of which $50,000 and $0 remained outstanding and payable as at December 31, 2011 and 2010 respectively.

NOTE K—DEFERRED REVENUE

The components of Deferred Revenue are as follows as of December 31:

	2011	2010

Current Portion
Maintenance contracts	$335,246	$242,342
Customer deposit	122,500	-
Fully deferred systems, installation and acceptance revenue	69,346	39,051
	527,092	281,393
Long-Term Portion
Maintenance contracts	1,000	4,281

Total	$528,092	$285,674

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

The principal and interest, which will also accrue at a rate of seven percent per annum under the Colatosti Note is scheduled to be repaid by the Company in cash on December 31, 2012.  The Company’s obligations under the Shaar Note and the Colatosti Note are secured by substantially all of the Company’s assets and Mr. Colatosti’s right of payment under the Colatosti Note was subordinated to the rights of Shaar under the Shaar Note.

The Company recorded the warrants at their relative fair value as of the inception date of the agreement. As the warrants were classified as equity instruments, no further accounting adjustment was required. The initial fair value of the warrants was recorded as a discount to the Notes Payable and was initially amortized to interest expense over the two-year expected term of the debt, using the effective interest method. The balance of the unamortized discount was fully expensed as a result of the prepayment of the Shaar Note (see below).

Effective as of May 20, 2011, the Company exercised its option to prepay the balance due of $3,157,759 owed to Shaar on its Secured Promissory Note. In consideration of the $150,000 discount granted by the Company for the early payment of the Note Receivable (see “Note E — Note Receivable”), the Company’s Secured Promissory Note holders agreed to absorb $50,000 of the discount, with the remainder borne by the Company.  The discount was prorated to both Note holders which reduced the Shaar payment by $45,624 and the principle amount owed on the Colatosti Note by $4,376.   The total amount paid by the Company to Shaar was $3,192,421 and included principal of $3,157,759, interest of $80,286 less Shaar’s share of the discount described above.

Notes payable consisted of the following as of December 31:

	2011	2010

Current Portion
Secured promissory notes	346,428	2,300,000
Discount	-	(201,861)

Total	$346,428	$2,098,139

Long-Term Portion
Secured promissory notes	-	1,208,563
Discount	-	(106,071)
Total	$-	$1,102,492

Discount on Secured Promissory Notes

The fair value of the warrants, which was represented by the incremental value of the 8,000,000 warrants issued to Shaar over the value of the 5,108,333 warrants exchanged by Shaar, as detailed above, was recorded as a discount to the Secured Promissory Notes. The 8,000,000 warrants were valued using the Black Scholes model with the following assumptions:
	Year ended December 31,
	2011	2010
Dividend Yield	n/a	0%
Annual volatility	n/a	112%
Risk-free interest rate	n/a	2.01%

NOTE M—SEGMENT INFORMATION

The Company has determined that its continuing operations are one discrete segment consisting of Biometric products. Geographically, North American sales accounted for approximately 54% and 95% of the Company’s total sales for fiscal years 2011 and 2010, respectively.

NOTE N—COMMITMENTS

Operating Leases

The Company does not own any real estate but conducts operations from three leased premises. These non-cancelable operating leases expire at various dates through 2014. In addition to base rent, the Company pays for property taxes, maintenance, insurance and other occupancy expenses according to the terms of the individual leases.

Future minimum rental commitments of non-cancelable operating leases are approximately as follows:

Years ending December 31,
2012	$136,780
2013	137,370
2014	92,097

$366,247

Rental expense was approximately $166,000 and $163,000 during 2011 and 2010, respectively.

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

2. Permanent Equity

Common Stock

The Company is authorized to issue 170,000,000 shares of common stock, $.0001 par value per share, of which 78,155,413 were outstanding as of December 31, 2011.

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

3. Warrants

The Company has issued warrants to certain creditors, investors, investment bankers and consultants. A summary of warrant activity is as follows:

	Total Warrants	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value

Outstanding, as of December 31, 2009	16,775,791	$0.33

Granted	8,000,000	0.30
Exercised	—	—
Forfeited	(13,108,333)	0.30
Expired	(1,405,843)	0.52
Outstanding, as of December 31, 2010	10,261,615	$0.32	4.10

Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(2,011,615)	0.39
Outstanding, as of December 31, 2011	8,250,000	$0.30	3.97	—
Vested or expected to vest at December 31, 2011	8,250,000	$0.30	3.97	—
Exercisable at December 31, 2011	8,250,000	$0.30	3.97	—

The warrants outstanding and exercisable at December 31, 2011 were in the following exercise price ranges:

	Warrants outstanding and Exercisable
Range of exercise prices	Number of warrants	Weighted average remaining life (in years)

$ 0.30	8,250,000	3.97
	8,250,000

NOTE P—STOCK OPTIONS

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

Stock Option Activity

Information summarizing option activity is as follows:
	Number of Options					Weighted average exercise	Weighted average remaining life	Aggregate intrinsic
	1996 Plan	1999 Plan	2004 Plan	Non Plan	Total	price	(in years)	value

Outstanding, as of December 31, 2009	45,000	500,000	2,073,189	1,329,841	3,948,030	$0.24

Granted	—	—	510,000	—	510,000	0.40
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Expired	(45,000)	—	(2,500)	—	(47,500)	0.48
Outstanding, as of December 31, 2010	—	500,000	2,580,689	1,329,841	4,410,530	$0.25

Granted	—	—	845,000	—	845,000	0.14
Exercised	—	—	—	—	—	—
Forfeited	—	—	(210,000)	—	(210,000)	0.14
Expired	—	—	(383,853)	(257,265)	(641,118)	0.36
Outstanding, as of December 31, 2011	—	500,000	2,831,836	1,072,576	4,404,412	0.22	3.71	$0
Vested or expected to vest at December 31, 2011					4,153,866	0.23	3.54	$0
Exercisable at December 31, 2011					3,492,744	0.22	3.05	$0

The options outstanding and exercisable at December 31, 2011 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)	Number exercisable	Weighted average exercise price
$ 0.07-0.21	2,267,272	$0.12	4.71	1,560,604	$0.11
0.22-0.40	1,797,140	0.30	2.32	1,762,140	0.30
0.41-0.68	340,000	0.46	5.02	170,000	0.46
$ 0.07-0.68	4,404,412			3,492,744

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.07 as of December 31, 2011, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2011 was 0.

The weighted average fair value of options granted during the years ended December 31, 2011 and 2010 was $0.11 and $0.19 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011 and 2010 was $0. The total fair value of shares vested during the years ended December 31, 2011 and 2010 was $52,879 and $48,026 respectively.

As of December 31, 2011 future compensation cost related to nonvested stock options is $62,584 and will be recognized over an estimated weighted average period of 1.65 years.

NOTE Q—INCOME TAXES

The provision for income taxes at December 31, 2011 was comprised of federal alternative minimum tax of  $16,500 and minimum state taxes of $10,000.

The Company has deferred taxes due to income tax credits, net operating loss carryforwards, and the effect of temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of deferred taxes are as follows at December 31:

	2011	2010

Current asset:
Accrued compensation	$119,000	$76,000
Accounts receivable allowance	156,000	5,000
Non-current asset (liability):
Basis differences in fixed assets	(21,000)	30,000
Basis differences in intangible assets	31,000	27,000
Income tax credits	-	1,719,000
Net operating loss carryforwards	15,912,000	12,833,000
Installment sale	-	(846,000)
Valuation allowances	(16,197,000)	(13,844,000)

	$—	$—

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

As of December 31, 2011, the Company has federal and state net operating loss carryforwards of approximately $44,500,000 and $14,900,000, respectively, subject to expiration between 2012 and 2031.  These net operating loss carryforwards are subject to the limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company.

A reconciliation of the effective income tax rate on operations reflected in the Statements of Operations to the US Federal statutory income tax rate is presented below.

	2011	2010

US Federal statutory income tax rate	34%	34%
State taxes, net	0	0
Permanent differences	(4)	34
Alternative minimum tax	1	-
Effect of net operating loss	(30)	(68)

Effective tax rate	1%	0%

The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The periods from 2008 through 2011 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax audit risk beyond those periods. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any significant interest expense recognized during the years ended December 31, 2011 and 2010.

NOTE R—SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Years ended December 31,
	2011	2010

Cash paid for:
Interest	$80,286	$—
Noncash Financing Activities:
Issuance of secured debt in exchange for Series D redeemable preferred stock	—	3,055,700
Issuance of secured debt in exchange for cumulative dividends on Series D redeemable preferred stock	—	218,652
Issuance of secured debt in exchange for convertible debt	—	709,878
Issuance of secured debt in exchange for accumulated interest on convertible debt	—	24,333
Issuance of common stock in exchange for principal and interest on convertible promissory note	—	55,694
Origination of warrants in conjunction with secured debt financing	—	307,932

NOTE S—PROFIT SHARING PLAN

The Company has established a savings plan under section 401(k) of the Internal Revenue Code. All employees of the Company, after completing one day of service are eligible to enroll in the 401(k) plan. Participating employees may elect to defer a portion of their salary on a pre-tax basis up to the limits as provided by the IRS Code. The Company is not required to match employee contributions but may do so at its discretion. The Company made no contributions during the two years ended December 31, 2011.

NOTE T—EARNINGS PER SHARE (EPS)

The Company’s basic EPS is calculated using net income (loss) available to common shareholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes and preferred stock. For the years ended December 31, 2011 and 2010, diluted per share computations are not presented since this effect would be antidilutive.

The reconciliation of the numerator of the basic and diluted EPS calculations, due to the inclusion of preferred stock dividends, accretion, and gain on redemption, was as follows for the following fiscal years ended December 31:

	Years ended December 31,
	2011	2010
Basic Numerator:

Net loss from continuing operations	$(1,897,606)	$(649,772)
Convertible preferred stock dividends and accretion	-	(643,759)
Loss available to common stockholders	$(1,897,606)	$(1,293,531)

Basic Denominator	78,155,413	77,901,103
Per Share Amount	$(0.02)	$(0.02)

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive.

	Years ended December 31,
	2011	2010

Stock Options	379,865	640,535
Preferred Stock	-	10,185,667
Convertible Debt	-	2,419,597

Potentially dilutive securities	379,865	13,245,799

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Years ended December 31,
	2011	2010

Stock options	3,087,140	2,844,258
Warrants	8,250,000	10,261,615

Total	11,337,140	13,105,873

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-KEY INTERNATIONAL, INC.

Date: April 16, 2012	By:	/s/ MICHAEL W. DEPASQUALE
Michael W. DePasquale
CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. DEPASQUALE	Chief Executive Officer and Director	April 16, 2012
Michael W. DePasquale

/s/ CECILIA WELCH	Chief Financial Officer, Principal Accounting Officer	April 16, 2012
Cecilia Welch

/s/ THOMAS J. COLATOSTI	Chairman of the Board of Directors	April 16, 2012
Thomas J. Colatosti

/s/ JEFFREY J. MAY	Director	April 16, 2012
Jeffrey J. May

/s/ CHARLES P. ROMEO	Director	April 16, 2012
Charles P. Romeo

/s/ JOHN SCHOENHERR	Director	April 16, 2012
John Schoenherr

EXHIBIT INDEX

Exhibit No.	Description
3.1 (1)	Certificate of Incorporation of BIO-key International, Inc., a Delaware corporation
3.2 (1)	Certificate of Designation of Series A 7% Convertible Preferred Stock of BIO-key International, Inc., a Delaware corporation
3.3 (1)	By-Laws of BIO-key International, Inc., a Delaware corporation
3.4 (11)	Certificate of Amendment of Certificate of Incorporation of BIO-key International, Inc., a Delaware corporation
3.5 (6)	Certificate of Designation of the Series B Convertible Preferred Stock of the Company
3.6 (7)	Certificate of Designation of the Series C Convertible Preferred Stock of the Company
3.7 (10)	Certificate of Designation of the Series D Convertible Preferred Stock of the Company
4.1 (2)	Specimen certificates for shares of BIO-key International, Inc. common stock
10.1 (3)	SAC Technologies, Inc. 1999 Stock Option Plan
10.2 (4)	Employment Agreement by and between BIO-key International, Inc. and Mira LaCous dated November 20, 2001
10.3 (5)	BIO-key International, Inc. 2004 Stock Incentive Plan
10.4 (9)	Options to Purchase 50,000 and 65,241 Shares of Common Stock issued to Thomas J. Colatosti
10.5 (9)	Options to Purchase 100,000 and 130,481 Shares of Common Stock issued to Jeff May
10.6 (9)	Options to Purchase 50,000 and 32,620 Shares of Common Stock issued to Charles Romeo
10.7 (9)	Options to Purchase 50,000 and 48,930 Shares of Common Stock issued to John Schoenherr
10.8 (9)	Option to Purchase 500,000 Shares of Common Stock issued to Michael W. DePasquale
10.9 (9)	Option to Purchase 50,000 Shares of Common Stock issued to Thomas J. Colatosti
10.10 (9)	Options to Purchase 50,000 and 25,000 Shares of Common Stock issued to Jeff May
10.11 (9)	Option to Purchase 50,000 Shares of Common Stock issued to Charles Romeo
10.12 (9)	Option to Purchase 100,000 Shares of Common Stock issued to John Schoenherr
10.13 (10)	Asset Purchase Agreement, dated August 13, 2009, by and between the Company and Interact911 Mobile Systems, Inc.
10.14 (10)	Note Amendment and Extension Agreement, dated as of November 3, 2009, by and between the Company and The Shaar Fund Ltd
10.15 (10)	Securities Exchange Agreement, dated as of November 12, 2009, by and between the Company and The Shaar Fund Ltd., and Thomas J. Colatosti
10.16 (10)	Promissory Note, dated December 7, 2009, by and between the Company and InterAct911 Mobile Systems, Inc.
10.17 (10)	Warrant to purchase 8,000,000 shares of Common Stock issue to SilkRoad Equity, LLC on December 7, 2009
10.18 (10)	Warrant to purchase 4,750,000 shares of Common Stock issued to The Shaar Fund Ltd. on December 28, 2009
10.19 (10)	Warrant to purchase 250,000 shares of Common Stock issued to Thomas J. Colatosti on December 28, 2009
10.20 (10)	Convertible Note, dated as of December 28, 2009, by and between the Company and The Shaar Fund Ltd.
10.21 (10)	Convertible Note, dated as of December 28, 2009, by and between the Company and Thomas J. Colatosti
10.22 (10)	Compensation Agreement, dated January 12, 2010, by and between the Company and Mr. Colatosti
10.23 (10)	Employment Agreement, effective March 25, 2010, by and between the Company and Michael W. DePasquale
10.24 (11)	Omnibus Amendment and Waiver Agreement, dated as of December 30, 2010, by and between the Company and InterAct911 Mobile Systems, Inc, and SilkRoad Equity, LLC
10.25 (11)	Securities Exchange Agreement, dated as of December 31, 2010, by and between the Company and The Shaar Fund Ltd., and Thomas J. Colatosti
10.26 (11)	Security and Subordination Agreement, dated as of December 31, 2010, by and between the Company and The Shaar Fund Ltd., and Thomas J. Colatosti
10.27 (11)	Warrant to purchase 8,000,000 shares of Common Stock issued to The Shaar Fund Ltd. on December 31, 2010
10.28 (11)	Secured Note, dated as of December 31, 2010, by and between the Company and The Shaar Fund Ltd.
10.29 (11)	Secured Note, dated as of December 31, 2010, by and between the Company and Thomas J. Colatosti
21.1 (13)	List of subsidiaries of BIO-key International, Inc.
23.1 (8)	Consent of RMSBG P.C
31.1 (8)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (8)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (8)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 (8)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS (8)	XBRL Instance Document
101.SCH (8)	XBRL Taxonomy Extension Schema Document
101.CAL (8)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (8)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (8)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (8)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2005 and incorporated herein by reference.

(2)	Filed as an exhibit to the registrant’s registration statement on Form SB-2, File No. 333-16451 dated February 14, 1997 and incorporated herein by reference.

(3)	Filed as an exhibit to the registrant’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2000 and incorporated herein by reference.

(4)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2001 and incorporated herein by reference.

(5)	Filed as an exhibit to the registrant’s registration statement on Form SB-2, File No. 333-120104 dated October 29, 2004 and incorporated herein by reference.

(6)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2006 and incorporated herein by reference.

(7)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2007 and incorporated herein by reference.

(8)	Filed herewith.

(9)	Filed as an exhibit to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2009 and incorporated herein by reference.

(10)	Filed as an exhibit to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2010 and incorporated herein by reference.

(11)	Filed as an exhibit to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2011 and incorporated herein by reference.

(12)	Filed as an exhibit to the registrant’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2007 and incorporated herein by reference.

(13)	Previously filed