Form 10-Q
period 2012-03-31
BIO KEY INTERNATIONAL INC
filed 2012-05-11
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the Transition Period from to

Commission file number 1-13463

BIO-KEY INTERNATIONAL, INC.
(Exact Name of registrant as specified in its charter)

DELAWARE	41-1741861
(State or Other Jurisdiction of Incorporation of Organization)	(IRS Employer Identification Number)

3349 HIGHWAY 138, BUILDING D, SUITE B, WALL, NJ  07719
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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of May 10, 2011 was 78,155,413

BIO-KEY INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$211,003	$43,437
Accounts receivable, net of allowance for doubtful accounts of $397,526 at March 31, 2012 and December 31, 2011	487,056	587,346
Inventory	7,108	8,238
Prepaid expenses and other	67,097	58,920
Total current assets	772,264	697,941
Equipment and leasehold improvements, net	44,900	52,870
Deposits and other assets	8,712	8,712
Intangible assets—less accumulated amortization	204,363	207,180
Total non-current assets	257,975	268,762
TOTAL ASSETS	$1,030,239	$966,703

LIABILITIES
Accounts payable	$414,627	$687,441
Accrued liabilities	693,849	675,833
Deferred revenue	462,187	527,092
Current portion of note payable	346,428	346,428
Total current liabilities	1,917,091	2,236,794
Deferred revenue	-	1,000
Total non-current liabilities	-	1,000
TOTAL LIABILITIES	1,917,091	2,237,794

STOCKHOLDERS’ DEFICIENCY:
Common stock — authorized, 170,000,000 shares; issued and outstanding; 78,155,413 of $.0001 par value at March 31, 2012 and December 31, 2011	7,815	7,815
Additional paid-in capital	51,033,523	51,012,782
Accumulated deficit	(51,928,190)	(52,291,688)
TOTAL STOCKHOLDERS’ DEFICIENCY	(886,852)	(1,271,091)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,030,239	$966,703

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2012		2011

Revenues
Services	$395,854		$158,344
License fees and other	1,014,573		1,246,768
	1,410,427		1,405,112
Costs and other expenses
Cost of services	124,017		34,485
Cost of license fees and other	57,413		80,386
	181,430		114,871
Gross Profit	1,228,997		1,290,241

Operating Expenses
Selling, general and administrative	604,884		709,704
Research, development and engineering	254,487		296,549
	859,371		1,006,253
Operating income	369,626		283,988
Other income (expenses)
Interest income	-		64,132
Interest expense	(6,128)		(108,049)
	(6,128)		(43,917)
Net Income	$363,498		$240,071

Basic Earnings per Common Share	$0.00	*	$0.00	*
Diluted Earnings per Common Share	$0.00	*	$0.00	*

Weighted Average Shares Outstanding:
Basic	78,155,413		78,155,413
Diluted	78,156,172		78,745,813
* Represents less than $0.01

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012	2011

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$363,498	$240,071
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation	7,970	6,614
Amortization
Intangible assets	2,817	2,817
Discount on secured debt	-	49,775
Share-based compensation	20,741	27,138
Change in assets and liabilities:
Accounts receivable trade	100,290	(1,063,377)
Inventory	1,129	1,941
Prepaid expenses and other	(8,176)	87,908
Accounts payable	(272,814)	110,336
Accrued liabilities	18,016	75,333
Deferred revenue	(65,905)	331,693
Net cash provided by (used for) operating activities	167,566	(129,751)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(52,804)
Net cash used for investing activities	-	(52,804)
CASH FLOW FROM FINANCING ACTIVITIES:
Preferred stock dividend paid	-	(125,209)
Repayment of notes payable	-	(500,000)
Net cash used for financing activities	-	(625,209)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	167,566	(807,764)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	43,437	1,010,096
CASH AND CASH EQUIVALENTS, END OF PERIOD	$211,003	$202,332

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$—	$—

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012(Unaudited)

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The balance sheet at December 31, 2011 was derived from the audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Form 10-K”), filed on April 16, 2012.

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

2.                   LIQUIDITY AND CAPITAL RESOURCE MATTERS

We have incurred significant losses to date, and at March 31, 2012, we had an accumulated deficit of approximately $52 million. In addition, broad commercial acceptance of our technology is critical to the Company’s success and ability to generate future revenues. At March 31, 2012, our total cash and cash equivalents were approximately $211,000, as compared to approximately $43,000 at December 31, 2011.

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

3.                   SHARE BASED COMPENSATION

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2012	2011

Selling, general and administrative	$2,223	$4,096
Research, development and engineering	18,518	23,042
	$20,741	$27,138

4.                   EARNINGS PER SHARE (“EPS”)

The Company’s basic EPS is calculated using net income available to common shareholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes and preferred stock.

The reconciliation of the numerator of the basic and diluted EPS calculations, due to the inclusion of preferred stock dividends and accretion was as follows for the following three month periods ended March 31, 2012 and 2011:

	Three Months ended March 31,
	2012		2011

Basic Numerator:

Income available to common stockholders	$363,498		$240,071

Basic Denominator:	78,155,413		78,155,413
Per Share Amount	$0.00	*	$0.00	*
* Represents less than $0.01

The following table summarizes the potential weighted average shares of common stock that were included in the diluted per share calculation for three months ended March 31, 2012 and March 31, 2011.

	Three Months Ended March 31,
	2012	2011

Stock Options	759	590,400
Potentially dilutive securities	759	590,400

	Three Months ended March 31,
	2012		2011

Dilutive Numerator:

Income available to common stockholders	$363,498		$240,071

Dilutive Denominator:	78,156,172		78,745,813
Per Share Amount	$0.00	*	$0.00	*
* Represents less than $0.01

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months Ended March 31,
	2012	2011

Stock options	4,588,560	3,039,258
Warrants	8,250,000	9,986,615

Total	12,838,560	13,025,873

5.                   NOTE RECEIVABLE

As consideration for the Asset Sale of its Law Enforcement division (the “Business”) to InterAct911 Mobile Systems, Inc  in 2009, the Buyer paid the Company an aggregate purchase price of approximately $11.3 million. The consideration consisted of cash payments totaling $7.3 million and the issuance of a promissory note (the “Note”) in the original principal amount of $4 million in favor of the Company.  The Note earned interest, payable on a quarterly basis, at a rate per annum equal to six percent (6%) compounded annually on the principal sum from time to time outstanding.

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

Effective as of May 19, 2011, the Buyer exercised its option to prepay the balance due of $3,222,000 under the Note. In consideration for the early payment from the Buyer, the Company accepted a $150,000 discount on the principal amount due, of which $50,000 was effectively absorbed by the Secured Promissory Noteholders (see “Note 6 – Notes Payable”). The total amount received by the Company was $3,113,654 which included principal amount of $3,222,000, interest income of $30,888 and a reimbursement of legal fees incurred of $10,766 net of the discount of $150,000.

6.                   NOTES PAYABLE

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

Effective as of May 20, 2011, the Company exercised its option to prepay the balance due of $3,157,759 owed to Shaar on its Secured Promissory Note. In consideration of the $150,000 discount granted by the Company for the early payment of the Note Receivable (see “Note 5 — Note Receivable”), the Company’s Secured Promissory Note holders agreed to effectively absorb $50,000 of the discount, with the remainder borne by the Company. The discount was prorated to both Note holders which reduced the Shaar payment by $45,624 and the principle amount owed on the Colatosti Note by $4,376. The total amount paid by the Company to Shaar was $3,192,421 and included principal of $3,157,759, interest of $80,286 less Shaar’s share of the discount described above.

The principal and interest under the Colatosti Note is scheduled to be repaid by the Company in cash on December 31, 2012. The Company’s obligations under the Colatosti Note is secured by substantially all of the Company’s assets.  At both March 31, 2012 and December 31, 2011, the Colatosti note amounted to $346,428.

7.                   SEGMENT INFORMATION

The Company has determined that its continuing operations are one discrete segment consisting of Biometric products. Geographically, North American sales accounted for approximately 97% and 22% of the Company’s total sales for the three months ended March 31, 2012 and 2011, respectively.  International sales for the three months ended March 31, 2011 were primarily for a large contract in Africa.

8.                   FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities, and notes payable, are carried at, or approximate, fair value because of their short-term nature.

9.                   MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLES

For the three months ended March 31, 2012 and 2011, three customers accounted for 76%, and one customer accounted for 71% of revenue, respectively.  At March 31, 2012, one customer accounted for 44% of accounts receivable.  At December 31, 2011, one customer accounted for 39% of accounts receivable.

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

In partnerships with OEMs, integrators, and solution providers, we provide biometric software solutions to private and public sector customers.  BIO-key provides the ability to positively identify and authenticate individuals before granting access to valuable corporate resources, web portals or applications in seconds.  Powered by our patented Vector Segment Technology™ our VST™, WEB-key® and BSP development kits are fingerprint biometric solutions that provide true interoperability with all major reader manufacturers, enabling application developers and integrators to seamlessly integrate fingerprint biometrics into virtually any application.

CRITICAL ACCOUNTING POLICIES

For detailed information on our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and in our Annual Report on Form 10-K, for the year ended December 31, 2011.  There have been no material changes to our critical accounting policies and estimates from those disclosed in our 10-K filed on April 16, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012 AS COMPARED TO MARCH 31, 2011

INTRODUCTION

Consolidated Results of Operations - Percent Trend

	Three Months Ended March 31,
	2012	2011
Revenues
Services	28%	11%
License fees and other	72%	89%
	100%	100%
Costs and other expenses
Cost of services	9%	2%
Cost of license fees and other	4%	6%
	13%	8%
Gross profit	87%	92%

Operating expenses
Selling, general and administrative	43%	51%
Research, development and engineering	18%	21%
	61%	72%
Operating income (loss)	26%	20%

Other income (expenses)	0%	-3%

Net Income	26%	17%

Revenues and cost of goods sold
	Three months ended
	March 31,
	2012	2011	$ Change	% Change

Revenues
Service	$395,854	$158,344	237,510	150%
License & other	1,014,573	1,246,768	(232,195)	-19%
Total Revenue	$1,410,427	$1,405,112	$5,315	0%

Cost of goods sold
Service	$124,017	$34,485	89,532	260%
License & other	57,413	80,386	(22,973)	-29%
Total COGS	$181,430	$114,871	$66,559	58%

Revenues

For the three months ended March 31, 2012 and 2011, service revenues included approximately $173,000 and $142,000, respectively, of recurring maintenance and support revenue, and approximately $223,000 and $16,000, respectively, of non-recurring custom services revenue.  Recurring service revenue increased 22% from 2011 to 2012 as the Company continued to bundle maintenance agreements to its expanding customer license base, and renewed existing maintenance agreements from its legacy customers.

For the three months ended March 31, 2012, license and other revenue (comprised of third party hardware and royalty) decreased as a result of several contributing factors.  Core software license revenue decreased by approximately $180,000 (16%), primarily as a result of large orders from two new customers that represented only 61% compared to a single new customer that represented 71% of total revenue, respectively.  For the three months ended March 31, 2012 and 2011, we received purchase orders from McKesson for their continued deployment of our identification technology in their AccuDose® product line, and for continued expansion of biometric ID deployments with commercial partners ChoicePoint /Nexis Lexis, Educational Biometric Technology, and Identimetrics. Third-party hardware sales decreased by approximately $49,000 (40%), primarily as a result of a delay in shipments from one of the hardware manufacturers.  The Company’s royalty income for the three months ended March 31, 2012 was derived primarily from an OEM agreement, and resulted in a 12% decrease in revenue from approximately $29,000 to approximately $25,000.

Costs of goods sold

For the three months ended March 31, 2012, cost of service increased approximately $89,000 as a result of costs associated with non-recurring custom services revenue, offset by decreases in license and other of approximately $23,000 for third party hardware and third party license costs.

Selling, general and administrative

	Three months ended
	March 31,
	2012	2011	$ Change	% Change

Selling, general and administrative	$604,884	$709,704	$(104,820)	-15%

Selling, general and administrative costs for the three months ended March 31, 2012 decreased 15% from the same period in 2011.  Reduction in administrative personnel, professional services and marketing expenses were offset by an increase in channel marketing expense related to increased non-recurring custom services revenue.

Research, development and engineering

	Three months ended
	March 31,
	2012	2011	$ Change	% Change

Research, development and engineering	$254,487	$296,549	$(42,062)	-14%

For the three months ended March 31, 2012, research, development and engineering costs decreased 14% from the same period in 2011 as the Company no longer employed temporary outside services for a completed project specific to 2011.

Other income and expense

	Three months ended
	March 31,
	2012	2011	$ Change	% Change

Interest income	-	64,132	(64,132)	-100%
Interest expense	(6,128)	(108,049)	101,920	-94%

Total	$(6,128)	$(43,917)	$37,788	-86%

Interest income for the quarter ended March 31, 2011, was attributable to the Note Receivable, which was fully paid in May 2011.

Interest expense for the quarter ended March 31, 2012 was for the holder of the Secured Note.  Interest expense during 2011 was comprised of approximately $50,000 of non-cash amortization of the discount attached to the Secured Notes and $58,000 owing to the holders of the Secured Notes.

The Company expects to incur approximately $25,000 in interest expense from its Secured Note until the end of 2012, at which point the Note is expected to be paid in full.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations during the three months ended March 31, 2012 was approximately $168,000. The cash provided by operating activities was primarily due to the following items:

  ·        Positive cash flows related to an decrease in accounts receivable of approximately $100,000, due to two large orders received and paid for in the first quarter; and

  ·        Negative cash flows from a decrease in accounts payable and accrued expenses of approximately $255,000, attributable to working capital management and a decrease of approximately $66,000 in deferred revenue, due to an expansion of the supported license base for maintenance renewals.

  ·        The Company recorded approximately $21,000 of charges during the first quarter of 2011 for the expense of issuing options to employees for services.

There were no cash flows under investing or financing activities during the period.

The Company has a reserve for bad debts of $386,000 which represents 50% of the remaining balance owed under a contract for payments that are behind schedule.

Net working deficit at March 31, 2012 was approximately $797,000 as compared to approximately $1,539,000 at December 31, 2011. The improvement was driven mainly by the operational profits generated in the first quarter of 2012.

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

Liquidity outlook

At March 31, 2012, our total cash and cash equivalents were approximately $211,000, as compared to approximately $43,000 at December 31, 2011.

As discussed above, the Company has financed itself in the past through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and recently through factoring receivables. We currently require approximately $385,000 per month to conduct our operations, a monthly amount that we have been unable to consistantly achieve through revenue generation.  During the first quarter of 2012, we generated approximately $1,410,000 of revenue, which exceeds our average monthly requirements

The balance of the Company’s Secured Notes of approximately $346,000 will be due and payable to the holder together with all accumulated and unpaid interest on December 31, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-Key International, Inc.

Dated: May 11, 2012	/s/ MICHAEL W. DEPASQUALE
Michael W. DePasquale
Chief Executive Officer

Dated: May 11, 2012	/s/ CECILIA C. WELCH
Cecilia C. Welch
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1(1)	Certificate of CEO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2 (1)	Certificate of CFO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1(1)	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350

32.2 (1)	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

(1)	Filed herewith

**XBRL	information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.