Form 10-Q
period 2012-06-30
BIO KEY INTERNATIONAL INC
filed 2012-08-14
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of August 13, 2012 was 78,155,413.

BIO-KEY INTERNATIONAL, INC.

PART I -- FINANCIAL INFORMATION

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$54,031	$43,437
Accounts receivable, net of allowance for doubtful accounts of $590,526 at June 30, 2012 and $397,526 December 31, 2011	256,030	587,346
Due from factor	13,898	-
Inventory	6,527	8,238
Prepaid expenses and other	42,612	58,920
Total current assets	373,098	697,941
Equipment and leasehold improvements, net	36,983	52,870
Deposits and other assets	8,712	8,712
Intangible assets—less accumulated amortization	201,545	207,180
Total non-current assets	247,240	268,762
TOTAL ASSETS	$620,338	$966,703

LIABILITIES
Accounts payable	$656,395	$687,441
Accrued liabilities	657,945	675,833
Deferred revenue	442,473	527,092
Notes payable	346,428	346,428
Total current liabilities	2,103,241	2,236,794
Deferred revenue	-	1,000
Total non-current liabilities	-	1,000
TOTAL LIABILITIES	2,103,241	2,237,794

Commitments and contingencies

STOCKHOLDERS’ DEFICIENCY:
Common stock — authorized, 170,000,000 shares; issued and outstanding; 78,155,413 of $.0001 par value at June 30, 2012 and December 31, 2011	7,815	7,815
Additional paid-in capital	51,050,890	51,012,782
Accumulated deficit	(52,541,608)	(52,291,688)
TOTAL STOCKHOLDERS’ DEFICIENCY	(1,482,903)	(1,271,091)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$620,338	$966,703

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenues
Services	$167,313	$150,627	$563,168	$308,972
License fees and other	365,400	833,526	1,379,972	2,080,294
	532,713	984,153	1,943,140	2,389,266
Costs and other expenses
Cost of services	23,665	31,329	147,682	65,815
Cost of license fees and other	118,120	261,247	175,533	341,633
	141,785	292,576	323,215	407,448
Gross Profit	390,928	691,577	1,619,925	1,981,818

Operating Expenses
Selling, general and administrative	739,289	638,260	1,344,174	1,347,964
Research, development and engineering	258,931	287,356	513,417	583,906
	998,220	925,616	1,857,591	1,931,870
Operating (loss) profit	(607,292)	(234,039)	(237,666)	49,948
Other income (expenses)
Interest income	2	30,898	4	95,030
Interest expense	(6,129)	(291,083)	(12,259)	(399,132)
Net discounts of notes payable and note receivable	-	(100,000)	-	(100,000)
	(6,127)	(360,185)	(12,255)	(404,102)
Net loss	$(613,419)	$(594,224)	$(249,921)	$(354,154)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.01)	$0.00	$0.00

Weighted Average Shares Outstanding:
Basic and diluted	78,155,413	78,155,413	78,155,413	78,155,413

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(249,921)	$(354,154)
Adjustments to reconcile net loss to cash used in operating activities:
Allowance for doubtful accounts	193,000	-
Depreciation	15,887	14,764
Amortization
Intangible assets	5,635	5,635
Discount on secured debt	-	307,932
Net discounts of notes payable and note receivable	-	100,000
Share-based compensation	38,109	36,329
Change in assets and liabilities:
Accounts receivable trade	138,316	(1,384,296)
Factor	(13,898)	-
Inventory	1,710	3,545
Prepaid expenses and other	16,309	100,689
Accounts payable	(31,046)	317,233
Accrued liabilities	(17,888)	108,752
Deferred revenue	(85,619)	211,652
Net cash provided by (used for) operating activities	10,594	(531,919)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(52,804)
Net cash used for investing activities	-	(52,804)
CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of notes payable	-	(3,612,135)
Proceeds from payment of note receivable	-	3,350,000
Dividends paid	-	(125,209)
Net cash used for financing activities	-	(387,344)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,594	(972,067)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	43,437	1,010,096
CASH AND CASH EQUIVALENTS, END OF PERIOD	$54,031	$38,029

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2012	2011

Cash paid for:
Interest	$-	$80,286

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

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

2.              LIQUIDITY AND CAPITAL RESOURCE MATTERS

We have incurred significant losses to date, and at June 30, 2012, we had an accumulated deficit of approximately $52 million. In addition, broad commercial acceptance of our technology is critical to the Company’s success and ability to generate future revenues. At June 30, 2012, our total cash and cash equivalents were approximately $54,000, as compared to approximately $43,000 at December 31, 2011.

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

3.              SHARE BASED COMPENSATION

The following table presents share-based compensation expenses included in the Company’s unaudited condensed interim consolidated statements of operations:

	Three Months Ended June 30,	Three Months Ended June 30,
	2012	2011

Selling, general and administrative	$9,727	$2,064
Research, development and engineering	6,206	7,127
	$15,933	$9,191

	Six Months Ended June 30,	Six Months Ended June 30,
	2012	2011

Selling, general and administrative	$13,385	$6,160
Research, development and engineering	24,724	30,169
	$38,109	$36,329

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

The reconciliation of the numerators of the basic and diluted EPS calculations was as follows for both of the following three and six month periods ended June 30:

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011

Basic Numerator:
(Loss) available to common stockholders	$(613,419)	$(594,224)	$(249,921)	$(354,154)

Basic Denominator	78,155,413	78,155,413	78,155,413	78,155,413
Per Share Amount	(0.01)	(0.01)	0.00	0.00

There were no weighted average shares of common stock that were included in the diluted per share calculation for the three and six month periods ended June 30, 2012, and June 30, 2011, as the effects would have been anti-dilutive.

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011

Dilutive Numerator:
(Loss) available to common stockholders	$(613,419)	$(594,224)	$(249,921)	$(354,154)

Dilutive Denominator:	78,155,413	78,155,413	78,155,413	78,155,413
Per Share Amount	(0.01)	(0.01)	0.00	0.00

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Stock options	4,578,749	2,527,140	4,578,749	2,507,140
Warrants	8,250,000	9,986,615	8,250,000	9,986,615
Total	12,828,749	12,513,755	12,828,749	12,493,755

In addition, 741 and 625 options for the three and six months ended June 30, 2012, respectively, were excluded from the diluted per share calculation as the Company incurred a loss for both periods.

5.              NOTE RECEIVABLE

As consideration for the Asset Sale of its Law Enforcement division (the “Business”) to InterAct911 Mobile Systems, Inc. in 2009, the Buyer paid the Company an aggregate purchase price of approximately $11.3 million. The consideration consisted of cash payments totaling $7.3 million and the issuance of a promissory note (the “Note”) in the original principal amount of $4 million in favor of the Company.  The Note earned interest, payable on a quarterly basis, at a rate per annum equal to six percent (6%) compounded annually on the principal sum from time to time outstanding.

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

The principal and interest under the Colatosti Note is scheduled to be repaid by the Company in cash on December 31, 2012. The Company’s obligations under the Colatosti Note are secured by substantially all of the Company’s assets.  At both June 30, 2012 and December 31, 2011, the Colatosti note amounted to $346,428.

7.              SEGMENT INFORMATION

The Company has determined that its continuing operations are one discrete segment consisting of Biometric products. Geographically, North American sales accounted for approximately 86% and 68% of the Company’s total sales for the three months ended June 30, 2012 and 2011, respectively, and were approximately 94% and 41% of the Company’s total sales for the six months ended June 30, 2012 and 2011, respectively.

8.              FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and notes payable, are carried at, or approximate, fair value because of their short-term nature.

9.              MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three months ended June 30, 2012 and 2011, two customers accounted for 86%, and one customer accounted for 32% of revenue, respectively. For the six months ended June 30, 2012 and 2011, four customers accounted for 94%, and one customer accounted for 58% of revenue, respectively.

At June 30, 2012, one customer accounted for 84% of accounts receivable.  At December 31, 2011, one customer accounted for 75% of accounts receivable.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2012 AS COMPARED TO JUNE 30, 2011

Consolidated Results of Operations - Percent Trend

	Three Months Ended June 30,
	2012	2011
Revenues
Services	30%	15%
License fees and other	70%	85%
	100%	100%
Costs and other expenses
Cost of services	5%	3%
Cost of license fees and other	22%	27%
	27%	30%
Gross Profit	73%	70%

Operating expenses
Selling, general and administrative	138%	65%
Research, development and engineering	49%	29%
	187%	94%
Operating profit (loss)	-114%	-24%

Other income (expenses)	-1%	-36%

Net Loss	-115%	-60%

	Three months ended June 30,
	2012	2011	$ Change	% Change

Revenues
Service	$167,313	$150,627	$16,686	11%
License & other	365,400	833,526	(468,126)	-56%
Total Revenue	$532,713	$984,153	$(451,440)	-46%

Cost of goods sold
Service	$23,665	$31,329	$(7,664)	-24%
License & other	118,120	261,247	(143,127)	-55%
Total COGS	$141,785	$292,576	$(150,791)	-52%

Revenues

For the three months ended June 30, 2012 and 2011, service revenues included approximately $167,000 and $151,000, respectively, of recurring maintenance and support revenue, and no non-recurring custom services revenue for either three month periods.  Recurring service revenue increased 11% from 2011 to 2012 as the Company continued to bundle maintenance agreements to its expanding customer license base, and renewed existing maintenance agreements from its legacy customers.

For the three months ended June 30, 2012, license and other revenue (comprised of third party hardware and royalty) decreased 56% from the same period ending June 30, 2011.  The Company realized an approximately $271,000 decrease (68%) in its core software license revenue primarily as a result of a lag in implementation of biometrics deployments in the blood bank sector. Blood banks have contributed significant revenue in the past, and since their consolidations, have extended their pre-implementation testing phase. Third-party hardware sales decreased by approximately $192,000 (47%), as a result of decreased demand from an existing OEM partner and decrease in new Healthcare deployments.  The Company’s royalty income was derived from an OEM agreement, and resulted in a 16% decrease in revenue to $22,989 from $27,334 for the three months ended June 30, 2012 and 2011, respectively.

Costs of goods sold

For the three months ended June 30, 2012, cost of service decreased approximately $8,000 as a result of decreases to personnel related costs.  License and other costs for the three months ended June 30, 2012 decreased approximately $143,000 directly associated with the decrease in third party hardware revenue.

Selling, general and administrative

	Three months ended June 30,
	2012	2011	$ Change	% Change

Selling, general and administrative	$739,289	$638,260	$101,029	16%

Selling, general and administrative costs for the three months ended June 30, 2012 increased 16% from the same period in 2011.  Reductions included business taxes, referral fees, and commission expense related to decreased sales. The decreases were offset by an increase in bad debt expense related to a contract whose payments are behind schedule, As a result of the payment delays, the Company has reserved an additional $193,000 to the balance of $386,000 which now represents 75% of the remaining balance owed under the contract.

Research, development and engineering

	Three months ended June 30,
	2012	2011	$ Change	% Change

Research, development and engineering	$258,931	$287,356	$(28,425)	-10%

For the three months ended June 30, 2012, research, development and engineering costs decreased 10% as the Company no longer required additional temporary outside services for a specific project from the same period in 2011.

Other income and expense

	Three months ended June 30,

	2012	2011	$ Change	% Change

Interest income	$2	$30,898	(30,896)	-100%
Interest expense	(6,129)	(291,083)	284,954	-98%
Net discounts of notes payable and receivable	-	(100,000)	100,000	-100%

Total	$(6,127)	$(360,185)	$354,058	-98%

Interest income for the quarter ended June 30, 2011, was attributable to the Note Receivable, which was fully paid in May 2011.

Interest expense for the quarter ended June 30, 2012 was for the holder of the Secured Note.  Interest expense during 2011 was comprised of approximately $258,000 of non-cash amortization of the discount attached to the Secured Notes and $33,000 owing to the holders of the Secured Notes. The Company expects to incur approximately $12,000 in interest expense from its Secured Note until the end of 2012, at which point the Note is expected to be paid in full.

For the quarter ended June 30, 2011, the net discounts of notes payable and receivable were non-cash items with respect to the value of the net early payment discount granted to the holder of the note receivable (see Note 5).

SIX MONTHS ENDED JUNE 30, 2012 AS COMPARED TO JUNE 30, 2011

Consolidated Results of Operations - Percent Trend

	Six Months Ended June 30,
	2012	2011
Revenues
Services	29%	13%
License fees and other	71%	87%
	100%	100%
Costs and other expenses
Cost of services	8%	3%
Cost of license fees and other	9%	14%
	17%	17%
Gross Profit	83%	83%

Operating expenses
Selling, general and administrative	69%	57%
Research, development and engineering	26%	24%
	95%	81%
Operating (loss) profit	-12%	2%

Other income (expenses)	-1%	-17%

Net Loss	-13%	-15%

	Six months ended June 30,

	2012	2011	$ Change	% Change
Revenues
Service	563,168	308,972	254,196	82%
License & other	1,379,972	2,080,294	(700,322)	-34%
Total Revenue	$1,943,140	$2,389,266	$(446,126)	-19%

Cost of goods sold
Service	147,682	65,815	81,867	124%
License & other	175,533	341,633	(166,100)	-49%
Total COGS	$323,215	$407,448	$(84,233)	-21%

Revenues

For the six months ended June 30, 2012 and 2011, service revenues included approximately $340,000 and $293,000, respectively, of recurring maintenance and support revenue, and approximately $223,000 and $16,000, respectively, of non-recurring custom services revenue.  Recurring service revenue increased 16% from 2011 to 2012 as the Company continued to bundle maintenance agreements to its expanding customer license base, and renewed existing maintenance agreements from its legacy customers.

For the six months ended June 30, 2012 and 2011, license and other revenue (comprised of third party hardware and royalty) decreased as a result of several contributing factors.  The Company realized an approximately $451,000 decrease (30%) in its core software license revenue primarily as a result two large orders in 2012 equal to 30% less than one large order from a single new customer in 2011.  For the six months ended June 30, 2012 and 2011 we shipped orders from McKesson for their continued deployment of our identification technology in their AccuDose® product line, and for continued expansion of biometric ID deployments with commercial partners ChoicePoint /Nexis Lexis, Educational Biometric Technology, and Identimetrics.  Third-party hardware sales decreased by approximately $241,000 (46%), as a result of decreased demand from an existing OEM partner and smaller Healthcare deployments.  The Company’s royalty income was derived from an OEM agreement, and resulted in a 14% increase in revenue to $48,097 from $55,894 for the six months ended June 30, 2012 and 2011, respectively.

Costs of goods sold

For the six months ended June 30, 2011, cost of service increased approximately $82,000 as a result of costs associated with non-recurring custom services revenue. License and other costs for the three months ended June 30, 2011 decreased approximately $166,000 directly associated with the decrease in third party hardware revenue.

Selling, general and administrative

	Six months ended June 30,

	2012	2011	$ Change	% Change

Selling, general and administrative	$1,344,174	$1,347,964	$(3,790)	0%

Selling, general and administrative costs for the six months ended June 30, 2012 decreased less than 1% from the same period in 2011.  Reductions included commissions for reduced revenue, administrative personnel, professional services and marketing expenses which were offset by an increase in channel marketing expense related to increased non-recurring custom services revenue and bank charges associated with factoring fees and bad debt expense related to a contract whose payments are behind schedule, As a result of the payment delays, the Company has reserved an additional $193,000 for 2012.

Research, development and engineering

	Six months ended June 30,
	2012	2011	$ Change	% Change

Research, development and engineering	$513,417	$583,906	$(70,489)	-12%

For the six months ended June 30, 2012, research, development and engineering costs decreased 12% as the Company no longer required additional temporary outside services for a specific project from the same period in 2011.

Other income and expense

	Six months ended June 30,
	2012	2011	$ Change	% Change

Interest income	4	95,030	(95,026)	-100%
Interest expense	(12,259)	(399,132)	386,873	-97%
Loss on extinguishment of note receivable and payable	-	(100,000)	100,000	-100%

Total	$(12,255)	$(404,102)	$391,847	-97%

For the six months ended June 30, 2011, the interest income was attributable to the Note Receivable, which was fully paid in May 2011.

Interest expense for the six months ended June 30, 2012 was for the holder of the Secured Note. For the six months ended June 30, 2011, the interest expense was attributable to the Note Payable, of which approximately 10% ($346,000) remains outstanding. Interest expense during 2011 was comprised of approximately $308,000 of non-cash amortization of the discount attached to the Secured Notes and $91,000 owing to the holders of the Secured Notes. The Company expects to incur approximately $12,000 in interest expense from its Secured Note until the end of 2012, at which point the Note is expected to be paid in full.

For the six months ended June 30, 2011, the net discounts of notes payable and receivable were non-cash items with respect to the value of the net early payment discount granted to the holder of the note receivable (see Note 5).

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations during the six months ended June 30, 2012 was approximately $11,000. The cash provided by operating activities was primarily due to the following items:

• Positive cash flows related to a decrease in accounts receivable of approximately $138,000, due to focused collections;

• Negative cash flows from a decrease in deferred maintenance revenues of approximately $86,000;

• The Company recorded approximately $38,000 of charges during the first half of 2012 for the expense of issuing options to employees for services.

There were no cash flows under investing or financing activities during the period.

The Company has a reserve for bad debts of $579,000 which represents 75% of the remaining balance owed under a contract for payments that are behind schedule.

Net working deficit at June 30, 2012 was approximately $1,730,000 as compared to approximately $1,539,000 at December 31, 2011.

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

Liquidity outlook

At June 30, 2012, our total cash and cash equivalents were approximately $54,000, as compared to approximately $43,000 at December 31, 2011.

As discussed above, the Company has financed itself in the past through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and recently through factoring receivables. We currently require approximately $385,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation.  During the first half of 2012, we generated approximately $1,943,000 of revenue, which is below our average monthly requirements

The balance of the Company’s Secured Notes of approximately $346,000 will be due and payable to the holder together with all accumulated and unpaid interest on December 31, 2012.

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

ITEM 4.                  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-Key International, Inc.

Dated: August 14, 2012	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer

Dated: August 14, 2012	/s/ Cecilia Welch
Cecilia Welch
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1(1)	Certificate of CEO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended
31.2 (1)	Certificate of CFO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended
32.1(1)	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350
32.2 (1)	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

(1)	Filed herewith

**
Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.