Form 10-Q
period 2012-09-30
BIO KEY INTERNATIONAL INC
filed 2012-11-19
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of November 16, 2012 was 78,155,413.

BIO-KEY INTERNATIONAL, INC.

PART I -- FINANCIAL INFORMATION

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$107,565	$43,437
Accounts receivable, net of allowance for doubtful accounts of $290,526 at September 30, 2012 and $397,526 December 31, 2011	272,671	587,346
Due from factor	4,749	-
Inventory	5,625	8,238
Prepaid expenses and other	25,755	58,920
Total current assets	416,365	697,941
Equipment and leasehold improvements, net	29,844	52,870
Deposits and other assets	8,712	8,712
Intangible assets—less accumulated amortization	198,728	207,180
Total non-current assets	237,284	268,762
TOTAL ASSETS	$653,649	$966,703

LIABILITIES
Accounts payable	$914,170	$687,441
Accrued liabilities	730,109	675,833
Deferred revenue	371,509	527,092
Notes payable	346,428	346,428
Total current liabilities	2,362,216	2,236,794
Deferred revenue	-	1,000
Total non-current liabilities	-	1,000
TOTAL LIABILITIES	2,362,216	2,237,794
Contingency

STOCKHOLDERS’ DEFICIENCY:
Common stock — authorized, 170,000,000 shares; issued and outstanding; 78,155,413 of $.0001 par value at September 30, 2012 and December 31, 2011	7,815	7,815
Additional paid-in capital	51,057,836	51,012,782
Accumulated deficit	(52,774,218)	(52,291,688)
TOTAL STOCKHOLDERS’ DEFICIENCY	(1,708,567)	(1,271,091)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$653,649	$966,703

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Revenues
Services	$151,044	$229,422	$714,212	$538,394
License fees and other	258,875	344,666	1,638,847	2,424,959
	409,919	574,088	2,353,059	2,963,353
Costs and other expenses
Cost of services	18,479	42,719	166,161	108,534
Cost of license fees and other	80,788	168,167	256,321	509,799
	99,267	210,886	422,482	618,333
Gross Profit	310,652	363,202	1,930,577	2,345,020

Operating Expenses
Selling, general and administrative	329,881	626,589	1,674,055	1,974,552
Research, development and engineering	207,186	270,583	720,603	854,489
	537,067	897,172	2,394,658	2,829,041
Operating loss	(226,415)	(533,970)	(464,081)	(484,021)
Other income (expenses)
Interest income	2	2	5	95,031
Interest expense	(6,196)	(6,197)	(18,454)	(405,329)
Net discounts of notes payable and note receivable	-	-	-	(100,000)
	(6,194)	(6,195)	(18,449)	(410,298)

Net loss	$(232,609)	$(540,165)	$(482,530)	$(894,319)
Basic and Diluted Loss per Common Share	$0.00	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	78,155,413	78,155,413	78,155,413	78,155,413

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(482,530)	$(894,319)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Allowance for doubtful accounts	(107,000)	-
Depreciation	23,026	22,966
Amortization
Intangible assets	8,452	8,452
Discount on secured debt	-	307,932
Net discounts of notes payable and note receivable	-	100,000
Share-based compensation	45,054	49,267
Change in assets and liabilities:
Accounts receivable	421,675	(662,861)
Due from factor	(4,749)	-
Inventory	2,612	(10,478)
Prepaid expenses and other	33,166	78,746
Accounts payable	226,729	223,300
Accrued liabilities	54,276	108,009
Deferred revenue	(156,583)	295,956
Net cash provided by (used for) operating activities	64,128	(373,030)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from payment of note receivable	-	3,350,000
Capital expenditures	-	(56,204)
Net cash provided by investing activities	-	3,293,796
CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of notes payable	-	(3,612,135)
Dividends paid	-	(125,209)
Net cash used for financing activities	-	(3,737,344)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	64,128	(816,578)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	43,437	1,010,096
CASH AND CASH EQUIVALENTS, END OF PERIOD	$107,565	$193,518

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2012	2011

Cash paid for:
Interest	-	$80,286

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 (Unaudited)

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

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

2.                LIQUIDITY AND CAPITAL RESOURCE MATTERS

We have incurred significant losses to date, and at September 30, 2012, we had an accumulated deficit of approximately $53 million. In addition, broad commercial acceptance of our technology is critical to the Company’s success and ability to generate future revenues. At September 30, 2012, our total cash and cash equivalents were approximately $107,500, as compared to approximately $43,000 at December 31, 2011.

As discussed below, the Company has financed itself in the past through access to the capital markets by issuing secured and convertible debt securities, as well as convertible preferred stock and common stock. We currently require approximately $385,000 per month to conduct our operations, which we have been unable to maintain in revenue generation.

The balance of the Company’s Secured Notes of approximately $346,000 will be due and payable to the holder, Thomas Colatosti, the Company's Chairman of the Board ("Colatosti"), together with all accumulated and unpaid interest on December 31, 2012.  If we are unable to generate sufficient revenue to pay the obligation, we will need to seek an extension. See Note 6.

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

3.                SHARE BASED COMPENSATION

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited interim condensed consolidated statements of operations:

	Three Months Ended September 30,	Three Months Ended September 30,
	2012	2011

Selling, general and administrative	$5,637	$5,436
Research, development and engineering	1,308	7,502
	$6,945	$12,938

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2012	2011

Selling, general and administrative	$19,022	$11,596
Research, development and engineering	26,032	37,671
	$45,054	$49,267

4.                EARNINGS (LOSS) PER SHARE COMMON STOCK (“EPS”)

The Company’s basic EPS is calculated using net income (loss) available to common shareholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes and preferred stock. For the three and nine months ended September 30, 2012 and 2011, diluted per share computations are not presented since this effect would be antidilutive.

The reconciliation of the numerators of the basic and EPS calculations, due to the inclusion of preferred stock dividends and accretion was as follows for both of the following three and nine month periods ended September 30:

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011
Basic Numerator:

(Loss) available to common stockholders	$(232,609)	$(540,165)	$(482,530)	$(894,319)

Basic Denominator	78,155,413	78,155,413	78,155,413	78,155,413
Per Share Amount	$0.00	$(0.01)	$(0.01)	$(0.01)

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Potentially dilutive Stock Options	-	279,978	-	473,652

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Stock options	4,575,749	3,372,140	4,575,749	2,527,140
Warrants	8,250,000	8,250,000	8,250,000	8,250,000
Total	12,825,749	11,622,140	12,825,749	10,777,140

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

Effective as of May 19, 2011, the Buyer exercised its option to prepay the balance due of $3,222,000 under the Note. In consideration for the early payment from the Buyer, the Company accepted a $150,000 discount on the principal amount due, of which $50,000 was absorbed by the Secured Promissory Noteholders (see “Note 6 – Notes Payable”). The total amount received by the Company was $3,113,654 which included principal amount of $3,222,000, interest income of $30,888 and a reimbursement of legal fees incurred of $10,766 net of the discount of $150,000.

6.                NOTES PAYABLE

The 2010 Exchange Agreement

Effective as of December 31, 2010, the Company entered into a Securities Exchange Agreement (the “2010 Exchange Agreement”) with the Shaar Fund, Ltd. (“Shaar”) and Colatosti. Pursuant to the 2010 Exchange Agreement, Shaar exchanged all of its outstanding shares of the Company’s Series D Convertible Preferred Stock, including all accrued and unpaid dividends thereon, and the 7% Convertible Promissory Note dated as of December 28, 2009 issued by the Company to Shaar in the original principal amount of $673,079 for an installment payment of $500,000 and a new non-convertible 7% Secured Promissory Note in the original principal amount of $3,157,759 (the “Shaar Note”). The installment payment was made in January 2011. Shaar also exchanged all of its existing warrants to purchase the Company’s common stock, exercisable for an aggregate of 5,108,333 shares, for a new five-year warrant to purchase up to an aggregate of 8,000,000 shares of the Company’s common stock at an exercise price of $0.30 per share. In addition, pursuant to the 2010 Exchange Agreement, Mr. Colatosti agreed to exchange all of his outstanding shares of Series D Convertible Preferred Stock, including all accrued and unpaid dividends thereon, and the 7% Convertible Promissory Note dated as of December 28, 2009 issued by the Company to Mr. Colatosti in the original principal amount of $64,878 for a new non-convertible 7% Secured Promissory Note in the original principal amount of $350,804 (the “Colatosti Note”).

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

The principal and interest under the Colatosti Note is scheduled to be repaid by the Company in cash on December 31, 2012. The Company’s obligations under the Colatosti Note are secured by substantially all of the Company’s assets. At both September 30, 2012 and December 31, 2011, the Colatosti note amounted to $346,428.

7.            SEGMENT INFORMATION

The Company has determined that its continuing operations are one discrete segment consisting of Biometric products. Geographically, North American sales accounted for approximately 91% and 82% of the Company’s total sales for the three months ended September 30, 2012 and 2011, respectively, and were approximately 93% and 51% of the Company’s total sales for the nine months ended September 30, 2012 and 2011, respectively.

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

For the three months ended September 30, 2012 and 2011, one customer accounted for 14% and one customer accounted for 22% of revenue, respectively. For the nine months ended September 30, 2012 and 2011, three customers accounted for 53% and one customer accounted for 48% of revenue, respectively.

10.          CONTINGENCY

On August 15, 2012, Blue Spike filed suit against the Company in the United States District Court for the Eastern District of Texas entitled Blue Spike, LLC, Pltf. Vs. Bio-Key International, Inc., Dft., in which the Plaintiffs are claiming Patent infringement – Wrongful use, seeking unspecified claims in U.S. Patents Nos.: 7,346,472; 7,660,700; 7,949,494; and 8,214,175. All four patents are titled "Method and device for Monitoring and analyzing signals."  Between August 9th and August 16th, 2012, Blue Spike, LCC, filed suits alleging patent infringement against thirteen companies. The defendants span a wide range of industries, from chip manufacture to digital rights management, video streaming and digital watermarking.

The Company has taken steps to resolve litigation filed against it. The Company has made progress towards a settlement but the amount of any such settlement is still subject to negotiation and can not be determined at this time. The settlement should result in a dismissal of all claims asserted in the litigation (both against and by the Company) with prejudice. The Company expects that the negotiated settlement and the dismissal of all claims will occur in the fourth quarter of 2012.

11.          SUBSEQUENT EVENTS

The Company has reviewed subsequent events through the date of filing.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2012 AS COMPARED TO SEPTEMBER 30, 2011

Consolidated Results of Operations - Percent Trend

	Three Months Ended September 30,
	2012	2011
Revenues
Services	37%	40%
License fees and other	63%	60%
	100%	100%
Costs and other expenses
Cost of services	4%	7%
Cost of license fees and other	20%	30%
	24%	37%
Gross Profit	76%	63%

Operating expenses
Selling, general and administrative	80%	109%
Research, development and engineering	51%	47%
	131%	156%
Operating loss	-55%	-93%

Other deductions
Total other deductions	-2%	-1%
Net loss	-57%	-94%

	Three months ended September 30,
	2012	2011	$ Change	% Change

Revenues
Service	$151,044	$229,422	$(78,378)	-34%
License & other	258,875	344,666	(85,791)	-25%
Total Revenue	$409,919	$574,088	$(164,169)	-29%

Cost of goods sold
Service	$18,479	$42,719	$(24,240)	-57%
License & other	80,788	168,167	(87,379)	-52%
Total COGS	$99,267	$210,886	$(111,619)	-53%

Revenues

For the three months ended September 30, 2012 and 2011, service revenues included approximately $151,000 and $159,000, respectively, of recurring maintenance and support revenue, and approximately $0 and $70,000 of non-recurring custom services revenue for the three months ended September 30, 2012 and 2011, respectively.  Recurring service revenue decreased for the three month periods from 2011 to 2012 as the Company continued to bundle maintenance agreements to its expanding customer license base, offset by the delayed renewal of a contract that is behind schedule.

For the three months ended September 30, 2012, license and other revenue (comprised of third party hardware and royalty) increased in its core software and royalty revenue, offset by a larger decrease in third party hardware sales.  The Company realized an approximately $37,000 increase (50%) in its core software license. Third-party hardware sales decreased by approximately $144,000 (58%), The Company’s royalty income was derived from an OEM agreement, and resulted in a 92% increase in revenue of approximately $21,000, due to a true up for the 2012 fiscal year.

Costs of goods sold

For the three months ended September 30, 2012, cost of services decreased approximately $24,000 from the same period in 2011 due to decreased associated requirements for non-recurring custom services revenue.

License and other costs decreased $87,000 for the three months ended September 30, 2012 from the same period in 2011 due to a decrease in hardware orders and associated costs.

Selling, general and administrative

	Three months ended September 30,
	2012	2011	$ Change	% Change

Selling, general and administrative	$329,881	$626,589	$(296,708)	-47%

Selling, general and administrative expenses decreased by 47% for the three months ended September 30, 2012 from the same period in 2011. The decrease is largely attributable to a reversal of the allowance for doubtful accounts of $300,000.  The Company had previously set up an allowance of 75% of the balance due under a contract whose payments were behind schedule.   The reversal represents 75% of a payment received under the contract in the third quarter of fiscal 2012.

Research, development and engineering

	Three months ended September 30,
	2012	2011	$ Change	% Change

Research, development and engineering	$207,186	$270,583	$(63,397)	- 23%

For the three months ended September 30, 2012, research, development and engineering costs decreased 23% from the same period in 2011 as the Company no longer required additional temporary outside services for a specific project from the same period in 2011.

Other income and expense

	Three months ended September 30,
	2012	2011	$ Change	% Change

Interest income	2	2	0	-%
Interest expense	(6,196)	(6,197)	(1)	-%

Total	$(6,194)	(6,195)	$(1)	-%

The interest expense is the above table was attributable to the Note Payable, of which approximately $346,000 remained outstanding as of both September 30, 2012 and 2011.

NINE MONTHS ENDED SEPTEMBER 30, 2012 AS COMPARED TO SEPTEMBER 30, 2011

Consolidated Results of Operations - Percent Trend

	Nine Months Ended September 30,
	2012	2011
Revenues
Services	30%	18%
License fees and other	70%	82%
	100%	100%
Costs and other expenses
Cost of services	7%	4%
Cost of license fees and other	11%	17%
	18%	21%
Gross Profit	82%	79%

Operating expenses
Selling, general and administrative	71%	67%
Research, development and engineering	31%	28%
	102%	95%
Operating loss	-20%	-16%

Other deductions
Total other deductions	-1%	-14%
Net Income (loss)	-21%	-30%

	Nine months ended September 30,
	2012	2011	$ Change	% Change
Revenues
Service	$714,212	$538,394	$175,818	33%
License & other	1,638,847	2,424,959	(786,112)	-32%
Total Revenue	$2,353,059	$2,963,353	$(610,294)	-21%

Cost of goods sold
Service	$166,161	$108,534	$57,627	53%
License & other	256,321	509,799	(253,478)	-50%
Total COGS	$422,482	$618,333	$(195,851)	-32%

Revenues

For the nine months ended September 30, 2012 and 2011, service revenues included approximately $491,000 and $452,000, respectively, of recurring maintenance and support revenue, and approximately $223,000 and $86,000, respectively, of non-recurring custom services revenue.  Recurring service revenue increased 9% from 2011 to 2012 as the Company continued to bundle maintenance agreements to its expanding customer license base.

For the nine months ended September 30, 2012 and 2011, license and other revenue (comprised of third party hardware and royalty) decreased as a result of several contributing factors.  Software license revenue decreased  approximately $414,000 (26%).  In 2012, two large orders generated revenue whose amount was 30% less than one large order from a single new customer in 2011.  For the nine months ended September 30, 2012 and 2011, we shipped orders from McKesson for their continued deployment of our identification technology in their AccuDose® product line, and for continued expansion of biometric ID deployments with commercial partners ChoicePoint /Nexis Lexis, Educational Biometric Technology, and Identimetrics.  Third-party hardware sales decreased by approximately $385,000 (49%), as a result of decreased demand from an existing OEM partner and smaller Healthcare deployments.  The Company’s royalty income was derived from an OEM agreement, and resulted in a 17% increase in revenue to approximately $92,000 from $78,000 for the nine months ended September 30, 2012 and 2011, respectively.

Costs of goods sold

For the nine months ended September 30, 2012, cost of service increased approximately $58,000 largely as a result of costs associated with non-recurring custom services revenue. License and other costs for the nine months ended September 30, 2011 decreased approximately $253,000 directly associated with the decrease in third party hardware revenue.

Selling, general and administrative

	Nine months ended September 30,
	2012	2011	$ Change	% Change

Selling, general and administrative	$1,674,055	$1,974,552	$(300,497)	-15%

Selling, general and administrative costs for the nine months ended September 30, 2012 decreased 15% from the same period in 2011.  Reductions included commissions for reduced revenue, administrative personnel, and the reversal of the allowance for doubtful accounts as the result of a payment received on an overdue contract as discussed above.  Decreases were offset by an increase in channel marketing expense related to increased non-recurring custom services revenue and bank charges associated with factoring fees.

Research, development and engineering

	Nine months ended September 30,
	2012	2011	$ Change	% Change

Research, development and engineering	$720,603	$854,489	$-133,886	-16%

For the nine months ended September 30, 2012, research, development and engineering costs decreased 16% as the Company no longer required additional temporary outside services for a specific project from the same period in 2011.

Other income and expense

	Nine months ended September 30,
	2012	2011	$ Change	% Change

Amortization of discount	$-	$(307,932)	$307,932	100%
Interest income	5	95,031	(95,026)	-100%
Interest expense	(18,454)	(97,397)	78,943	81%
Net discounts of notes payable and receivable	-	(100,000)	100,000	100%

Total	$(18,449)	$(410,298)	$391,849	96%

Series D Convertible Preferred Stock, accrued and unpaid dividends thereon and convertible debt issued in prior periods was converted to two notes payable, one note which was discounted as a result of the issuance of detachable warrants associated with the conversion.  For the nine months ended September 30, 2011, the amortization of the discount, which was included in interest expense in the Statements of Operations, was attributable to the Note Payable.

For the nine months ended September 30, 2011, the interest income was attributable to the note receivable received for the sale of the Law Division, which was fully paid in May 2011. The interest expense in the above table was attributable to the notes payable, of which approximately $346,000 remains outstanding as of September 30, 2012.

For the nine months ended September 30, 2011, the net discounts of notes payable and receivable was a non-cash item with respect to the value of the net early payment discount granted to the holder of the note receivable.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2012, net cash provided by continuing operations was approximately $64,000.  The cash used for continuing operations was primarily due to the following items:

●
Positive cash flows related to an decrease in accounts receivable of approximately $422,000, due to a large payment received in the third quarter; and an increase in accounts payable and accrued expenses of approximately $281,000, attributable to the accrued commission and an increase of approximately $226,000 in accounts payable of which approximately $86,000 is for third party hardware

●	Negative cash flows from a decrease in deferred revenue for maintenance renewals and prepaid orders, and the reduction in the allowance for doubtful accounts.

●	The Company recorded approximately $45,000 of charges during the first nine months of 2012 for the expense of issuing options to employees for services.

There were no cash flows under investing or financing activities during the period.

The Company has a reserve for bad debts of $279,000 which represents 75% of the remaining balance owed under a contract for payments that are behind schedule.

Net working deficit at September 30, 2012 was approximately $1,946,000 as compared to approximately $1,539,000 at December 31, 2011.

Since January 7, 1993 (date of inception), our capital needs have been principally met through proceeds from the sale of equity and debt securities.

We do not expect any material capital expenditures during the next twelve months.

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

As of December 2011, the Company entered into a 24-month accounts receivable factoring arrangement with a financial institution (the “Factor”). Pursuant to the terms of this arrangement, BIO-key, from time to time shall sell to the Factor certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor shall then remit 75% of the accounts receivable balance to BIO-key (the “Advance Amount”), with the remaining balance, less fees to be forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. Factoring fees range from 2.75% to 15% of the face value of the invoice factored and are determined by the number of days required for collection of the invoice. The Company changed the requirements of the arrangement in May of 2012 to quarterly versus monthly, which restarted the 24-month timeframe. BIO-key expects to use this factoring arrangement periodically to assist with its general working capital requirements.

Liquidity outlook

At September 30, 2012 our total of cash and cash equivalents was $107,565, as compared to $43,437 at December 31, 2011.

As discussed above, the Company has financed itself in the past through access to the capital markets by issuing convertible debt securities, convertible preferred stock and common stock. We currently require approximately $385,000 per month to conduct our operations. During the first nine months of the 2012, we generated approximately $2,353,000 of revenue, which is below our average monthly requirements.

The balance of the Company’s Secured Notes of approximately $346,000 will be due and payable to the holder, Thomas Colatosti, the Company's Chairman of the Board, together with all accumulated and unpaid interest on December 31, 2012.  If we are unable to generate sufficient revenue to pay the obligation, we will need to seek an extension.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer, (“CFO”) evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 15, 2012, Blue Spike filed suit against the Company in the United States District Court for the Eastern District of Texas entitled Blue Spike, LLC, Pltf. Vs. Bio-Key International, Inc., Dft., in which the Plaintiffs are claiming Patent infringement – Wrongful use, seeking unspecified claims in U.S. Patents Nos.: 7,346,472; 7,660,700; 7,949,494; and 8,214,175. All four patents are titled "Method and device for Monitoring and analyzing signals."  Between August 9th and August 16th, 2012, Blue Spike, LCC, filed suits alleging patent infringement against thirteen companies. The defendants span a wide range of industries, from chip manufacture to digital rights management, video streaming and digital watermarking.

The Company has taken steps to resolve litigation filed against it. The Company has made progress towards a settlement but the amount of any such settlement is still subject to negotiation and can not be determined at this time. The settlement should result in a dismissal of all claims asserted in the litigation (both against and by the Company) with prejudice. The Company expects that the negotiated settlement and the dismissal of all claims will occur in the fourth quarter of 2012.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-Key International, Inc.

Dated: November 19, 2012	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer

Dated: November 19, 2012	/s/ Cecilia Welch
Cecilia Welch
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1(1)	Certificate of CEO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

31.2 (1)	Certificate of CFO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

32.1(1)	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350

32.2 (1)	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

(1)	Filed herewith