Form 10-K
period 2012-12-31
BIO KEY INTERNATIONAL INC
filed 2013-04-01
CIK 1019034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $5,287,670.
As of March 15, 2013, the registrant had 87,182,348 shares of common stock outstanding.
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

BIO-key International, Inc., a Delaware corporation (the “Company,” “BIO-key,” “we,” or “us), was founded in 1993 to develop and market advanced fingerprint biometric technology and related security software solutions. First incorporated as BBG Engineering, the company was renamed SAC Technologies in 1994 and, again, renamed BIO-key International, Inc. in 2002.

We develop and market advanced fingerprint biometric identification and identity verification technologies, cryptographic authentication-transaction security technologies, as well as related Identity Management and Credentialing software solutions. We were pioneers in developing automated, finger identification technology that supplements or compliments other methods of identification and verification, such as personal inspection identification, passwords, tokens, smart cards, ID cards, PKI, credit card, passports, driver’s licenses, OTP or other form of possession or knowledge-based credentialing. Additionally, advanced BIO-key® technology has been and is used to improve both the accuracy and speed of competing finger-based biometrics.

We have developed what we believe is the most discriminating and effective commercially available finger-based biometric technology. Our primary focus is in marketing and selling this technology into commercial logical and physical Privilege Entitlement & Access Control markets. Example primary markets include Mobile Payments & Credentialing, Online Payments and Credentialing, and Healthcare record and payment data security, among other things. Our secondary focus includes government markets, primarily law enforcement forensic investigation and Homeland Security.  We continue to research and develop advancements in our capabilities, as well as exploring and developing potential strategic relationships, including potential business combinations and acquisitions, which could help us leverage our capability to deliver our solutions. We have built a direct sales force of professionals, and also team with resellers, integrators and partner networks with substantial experience in selling technology solutions to government and corporate customers.

Products

Finger-based Biometric Identification and Personal Identity Verification

BIO-key is a leader in finger-based biometric identification and personal identity verification, as well as authentication-transaction security. Stand-alone, or in partnerships with OEMs, integrators, and solution providers, we provide biometric software solutions and authentication-transaction security solutions to private and public sector customers. BIO-key helps customers reduce risk by providing the ability to control access to things and services, in either the logical or physical domain.  BIO-key capabilities positively identify individuals and verify, or confirm, their identity before granting access to valuable corporate resources, privileged or subscribed data and services, web portals, applications, physical locations or assets, among other things. BIO-key capabilities are software based and both hardware and operating-system agnostic.  We do not develop, manufacture or produce hardware components that are used in conjunction with our software.  However, we do sell third-party hardware components with our software in various configurations required by our customers, as do our partners.  Our products are interoperable with all major fingerprint reader and hardware manufacturers, enabling application developers, Value Added Resellers and channel partners to seamlessly integrate our fingerprint biometrics into virtually any application, while dramatically reducing maintenance, upgrade and life-cycle costs.  BIO-key’s core technology supports interoperability on over 60 different commercially available fingerprint readers.  The technology is also interoperable across Windows and Linux, as well as Apple iOS and Android mobile operating systems. This interoperability is unique in the industry and a key differentiator for BIO-key in the biometric market and, in our opinion, makes our technology more viable than competing technologies and expands the size of the overall market for our products.

The Company’s biometric identification technology improves both the accuracy and speed of screening individuals, for identification purposes or for personal identity verification, by extracting unique data from a fingerprint and comparing it to existing similar fingerprint data.  These comparisons are conducted to identify an individual, either in a forensic investigation or to screen the individual upon the application for a privilege, or to verify the individual’s identity upon the individuals request to access the previously entitled privilege.  The technology has been built to be completely scalable and can handle databases containing millions of fingerprints. BIO-key achieves the highest levels of discrimination without requiring any other identifying data (multi-factor) such as a userID, smart ID cards, or tokens, although our technology can be used in conjunction with such additional factors.

BIO-key supports industry standards, like BioAPI, and has received National Institute of Standards and Technology (“NIST”) independent laboratory certification of its ability to support Homeland Security Presidential Directive #12 (HSPD-12) and ANSI/INCITS-378 templates, as well as validation of our fingerprint match speed and accuracy in large database environments.

BIO-key’s finger identification algorithm—Vector Segment Technology (VST™) is the core intellectual property behind its full suite of biometric products that include:

•
Vector Segment Technology SDK (VST) —BIO-key’s biometric software development kit (“SDK”) that provides developers the ability to incorporate our biometric capabilities into their respective product offerings or infrastructure. VST is available as a low level SDK for incorporation into any application architecture to increase security while not sacrificing convenience. VST runs on Windows and Linux as well as within WEB-key on iOS and Android systems.

•
Intelligent Image Indexing®—BIO-key’s biometric identification solution that offers both large-scale one-to-many user identification. This solution enables customers to perform false alias and fast entry checks, including preventing fraudulent access to systems and privileges.  Intelligent Image Indexing scales identification capabilities from thousands to millions of users.  The solution runs on commercially available hardware making it truly scalable for any size system.

•
Biometric Service Provider—BIO-key provides support for the BioAPI (a standards-based solution meeting worldwide needs) for a compliant interface to applications using biometrics for verification and identification. BIO-key enhances the traditional use of BioAPI by adding support 64-bit support and other advanced features, supporting identification calls and also providing a single user interface for multiple fingerprint readers.

•
ID Director™—BIO-key’s Single Sign On (SSO) is a suite of solutions for integration with CA Technologies SiteMinder, Oracle’s Fusion Middleware SSO, IBM Tivoli Access Manager and other solutions, utilizing the power and security of WEB-key. This solution provides a simple to implement, custom authentication scheme for companies looking to enhance authentication. ID Director can easily add a level of security and convenience to the transaction level of any application.

Authentication Transaction Security

     BIO-key’s authentication-transaction security technology, WEB-key®, provides the ability to conduct identification and identity verification transactions in potentially insecure environments, including the World Wide Web or in off-site Cloud environments.

•
WEB-key®— BIO-key’s authentication-transaction security platform for securing user authentication across unprotected networks, including the Internet. WEB-key makes Cloud-based biometric user-authentication viable and eliminates technology constraints on online service providers, who are otherwise held dependent on handset provider hardware and software platform decisions. It extends all features and functionalities of the VST algorithm to customers looking to add an enhanced level of security to their thin client and client/server applications. WEB-key currently is supported by both Windows and Linux operating systems. Clients are available on Windows, iOS and Android operating systems.

Intellectual Property Rights

We develop and own significant intellectual property and believe that our intellectual property is fundamental to our biometric operation:

•	Patents—we own patented technologies and trade secrets developed or acquired by us.

In May 2005, the U.S. Patent & Trademark Office issued us patent 6,895,104 for our Vector Segment fingerprint technology (VST), BIO-key’s core biometric analysis and identification technology.

On October 3rd, 2006, BIO-key announced that the Company’s patent for a biometric authentication security framework had been granted by the U.S. Patent & Trademark Office. The patent No. 7,117,356 was issued to BIO-key for a biometric authentication security framework that enhances commercial and civil biometric use.  BIO-key’s authentication security framework protects privacy and security of Cloud or network based authentications while also facilitates ease of use of biometric systems.  The technology that this patent is based on is the foundation for the authentication security incorporated in BIO-key’s WEB-key® product line.    WEB-key is a mature enterprise authentication solution that functions in a wide variety of application environments.  The solution supports a variety of implementation alternatives including card technologies for ‘two-factor’ authentication and also supports ‘single-factor’ authentication.  Partners and customers implementing BIO-key’s WEB-key software to provide convenient and secure user identity include a number of institutions including the Allscripts Healthcare Solutions, Computer Associates Site Minder, Oracle Access Manager and many other enterprise and solutions based systems.

On December 26th, 2006, BIO-key was issued US patent No. 7,155,040 covering BIO-key’s unique image processing technology, which is critical for enhancing information used in the extraction of biometric minutiae. The issued patent protects a critical part of an innovative four-phase image enhancement process developed by BIO-key, and represents the third U.S. patent granted to the company for its biometric technology.

On April 15th, 2008, BIO-key was issued US patent No. 7,359,553 covering BIO-key’s image enhancement and data extraction core algorithm components. The solution protected under this recently issued patent provides the capability to quickly and accurately transform a fingerprint image into a computer image that can be analyzed to determine the critical data elements.

On August 19th, 2008 BIO-key was issued US patent No. 7,415,605 for the Company’s “Biometric Identification Network Security” method. The solution protected under this recently issued patent provides a defense against hackers and system attacks, while leveraging the industry standard Trusted Platform Module (TPM) specification for encryption key management.

On November 18th, 2008 BIO-key was issued US patent No. 7,454,624 for the Company’s “Match Template Protection within a Biometric Security System” method. The solution protected under this recently issued patent limits the scope of enrollment templates usage and also eliminates the need for revocation or encryption processes, which can be expensive and time consuming.

On March 10th, 2009 BIO-key was issued US patent No. 7,502,938 for the Company’s “Trusted Biometric Device” which covers a simple, yet secure method of protecting a user’s biometric information. It covers the transmission of information from the point the information is collected at the biometric reader until the data reaches the computer or device that is authenticating the user’s identity.

On May 26th, 2009 BIO-key was issued US patent No. 7,539,331 for the Company’s “Image Identification System” method for improving the performance and reliability of image analysis within an image identification system.

On November 8th, 2011 BIO-key was issued US Patent No 8,055,027 for the Company’s “Generation of Directional Information in the Context of Image Processing” method for image enhancement and processing.

On July 3rd, 2012 BIO-key was issued US Patent No 8,214,652 for the Company’s “Biometric Identification Network Security”, an expanded method of network and related network authentication security systems utilizing hardware based support for encryption and key management for authentication purposes.

BIO-key has also been granted parallel patents to the US Patent portfolio to certain of its patents in many foreign countries offering protection of the Company’s  intellectual property rights around the world.

•
Trademarks— We have registered our trademarks “BIO-key”, “True User Identification”, “Intelligent Image Indexing” and “WEB-key” with the U.S. Patent & Trademark Office, as well as many foreign countries, protecting our companies name and key technology offering names world-wide.

•
Copyrights and trade secrets—We take measures to ensure copyright and license protection for our software releases prior to distribution. When possible, the software is licensed in an attempt to ensure that only licensed and activated software functions to its full potential. We also take measures to protect the confidentiality of our trade secrets.

Markets

Identity Management, User Authentication, Privilege Entitlement and Access Control

BIO-key’s products reduce risk of theft, fraud, loss and attack by limiting access to valuable assets, privileges, data, services, networks and places, to only authorized individuals.  Conversely, BIO-key products enhance the monetary value and/or viability of privileged assets, places and services by ensuring only subscribers and otherwise entitled holders can enjoy full access to their privileges.  In effect, BIO-key products replace traditional credentialing systems, which utilize a physical or electronic credential document to represent the holder’s privilege entitlement, and access control systems that guard access to such privileges.   Examples of such privileges include, but are not limited to, international travel and immigration privileges, employment ID, campus ID and corporate ID privileges, healthcare service privileges, citizen Entitlement privileges like Medicare, Medicaid and Social Security, bank, credit account and financial transaction privileges like checking accounts, debit and credit cards, payments, online services and subscription privileges.  Examples of such choke-points include doorways, gates, computers, Point-of-Sale terminals, smart-phones or web-portals and automobiles. In our opinion, the market for advanced user authentication, including fingerprint biometrics, is conceptually enormous, represented by virtually any doorway, gate and computer network or internet end-point like smart-phones, desktop and laptop PC and tablets, compounded by the number of individuals privileged to access something guarded by those access points. In our opinion, the market opportunity for our products is effectively a massive upgrade cycle of global privilege entitlement and access control systems.

Historically, our largest market has been access control within highly regulated industries like healthcare.  However, we believe the mass adoption of advanced smart-phone and hand-held wireless devices have caused commercial demand for advanced user authentication to emerge as viable.  The introduction of smart-phone capabilities, like Mobile Payments and Credentialing, could effectively require biometric user authentication on mobile devices to reduce risks of identity theft, payment fraud other forms of fraud in the mobile or cellular based World Wide Web. As more services and payment functionalities, like Mobile Wallets and Near Field Communication (NFC), migrate to smart-phones, the value and potential risk associated with such systems should grow substantially and drive demand and mass adoption of advanced user authentication technologies like fingerprint biometrics and BIO-key solutions.

BIO-key believes there is potential for significant market growth in three key areas:
•	Corporate Network Access Control- Corporate campuses, computer networks and applications.
•	Consumer Mobile Credentialing, including Mobile Payments- Credit and payment card programs, data and application access and commercial loyalty programs.
•	Government Services and highly regulated industry- Medicare, Medicaid, Social Security, Drivers Licenses, Campus and School ID, Passports/Visas.

Business Model

We believe the most viable markets for our products involve various forms of computer network and Internet applications.  The emergences of Cloud computing and mobile computing are primary drivers of commercial and consumer adoption of advanced authentication applications, including biometric and BIO-key authentication capabilities.  As the value of assets, services and transactions increases on such networks, security and user authentication demand will rise proportionately.  We believe the nature of cloud and mobile computing requires technology interoperability across borders, jurisdictions and networks. Further, government and highly regulated service offerings must also interoperate across borders, jurisdictions and networks.  In many cases, government and highly regulated service-related technologies are required to be interoperable and standards compliant.  We have developed our technology and offerings to be software-based, standards compliant, universally interoperable, hardware and operating system agnostic and scalable.  Our technologies, products and platforms are designed to function on the Internet, in the Cloud or in a traditional network environment or stand-alone.  We believe our model provides the strongest opportunity to penetrate the global biometric authentication market, leverage partners potentially large and resource rich sales channels, as well as produce the highest margin revenue.

We have built a two-tier sales channel to deliver our solutions.  Channels include Direct Sales, Integrator Partners and Value Added Resellers (VAR).  We sell stand-alone software licenses for our products, as well as in packaged configurations with “commercial-off-the-shelf” (COTS) viable third-party hardware devices, like fingerprint readers and network technologies.  We do not develop or produce proprietary hardware products.  Our technologies also work with a variety of proprietary, sole-source technology offerings from third-party vendors.  We believe our technologies can work within the constraints of any customer or partner system design.  We are exploring a subscription or Software as a Service (SaaS) model for our software.

Direct Sales, Licensing, Integrator and Value Added Reseller (VAR) Partnerships

Our products are software based and we typically license our software to end users directly, or through integrator and Value-added Reseller (VAR) partners.  Our primary sales and marketing focus is to integrate our software into the platform offerings of large technology infrastructure producers.  We employ dedicated staff to develop relationships with end-users and integrator partners.  We further employ technical support staff who help customers integrate our technology into their applications  , as well as support new strategic development efforts.

BIO-key has formed strategic relationships with large Internet and network infrastructure providers, including IBM, Oracle, Microsoft, CA Technologies and Indigo, to provide enterprise-ready systems to large enterprise customers and stakeholders.  We have also established partnerships with leading technology integrators, like MorphoTrak, McKesson, LexisNexis, Allscripts, Epic, Caradigm, Identimetrics and HealthCast.

On February 27, 2013, BIO-key announced a strategic partnership with Interdigital Corporation to jointly develop and market biometric authentication solutions for the Mobile Credentialing & Payments markets.

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

The epidemic of security and data breaches reported over the past few years is one of the driving factors for identifying new methods of protecting valuable data.  After attempting to create a more sophisticated password or more efficient token or PIN, it’s become apparent that each of these methods is easily compromised and the downside risks are significant.

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

On February 26, 2013, the Company announced it had entered into an Research and Development Collaboration Agreement (the “R&D Collaboration”) with InterDigital Communications, Inc., a subsidiary of InterDigital, Inc. (“InterDigital”) (NASDAQ: IDCC), a wireless research and development company. The R&D Collaboration will target advanced cloud security and identity and access management solutions for the mobile market. The R&D Collaboration will bring together BIO-key’s innovative research and product development capabilities in fingerprint biometrics with InterDigital’s research efforts in developing identity and access management solutions for the mobile market.

During the fiscal years ended December 31, 2012 and 2011, BIO-key spent approximately $947,000 and $1,117,000 respectively, on its Biometric segment’s research, development and engineering. BIO-key’s limited customer base during that time did not directly bear these costs, which were principally funded through outside sources of equity and debt financing.

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

Employees and Consultants

As of March 15, 2013, BIO-key employed fifteen (15) individuals on a full-time basis as follows - five (5) in engineering, customer support, research and development; three (3) in finance and administration; and seven (7) in sales and marketing. BIO-key also uses the services of one (1) consultants (full-time), who provide engineering and technical services, one (1) part-time contracts administrator, and one (1) part-time sales support.

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

Due to, among other factors, our history of losses and limited revenue, our independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2012 as to the substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

Since our formation, we have historically generated minimal revenue and have sustained substantial operating losses.

As of December 31, 2012, we had a working deficit of approximately $1,447,000 and an accumulated deficit of approximately $52,288,000. Since our inception, we have focused almost exclusively on developing our core technologies and, until the fourth quarter of 2004 had not generated any significant revenue. In 2009, we sold our Law Enforcement division, losing the benefit of significant recurring revenue streams. In order to increase revenue, we have developed a direct sales force and anticipate the need to retain additional sales, marketing and technical support personnel and may need to incur substantial expenses. We cannot assure you that we will be able to secure these necessary resources, that a significant market for our technologies will develop or that we will be able to achieve our targeted revenue.

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

In February 2013, we raised additional capital of approximately $500,000 from certain private and institutional investors and $925,000 from affiliates of InterDigital through a combination of debt, equity and research and development funding.

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

We cannot assure you that we will ever be able to secure any such additional financing on terms acceptable to us. If we cannot obtain such financing, we may not be able to execute our business plan or continue operations.

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

Risks Related To Our Common Stock

We have issued a substantial number of securities that are convertible into shares of our common stock which could result in substantial dilution to the ownership interests of our existing shareholders.

As of December 31, 2012, approximately 12,750,000 shares of our common stock were reserved for issuance upon exercise or conversion of the following securities (at conversion prices applicable as at December 31, 2012):

•	11,512,000 shares upon exercise of outstanding stock options and warrants;

•	1,238,000 shares upon exercise of options available for future grant under our existing option plans; and

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

We do not own any real estate. We conduct operations from leased premises in Eagan, Minnesota (5,544 square feet), Wall, New Jersey (4,179 square feet) and North Billerica, Massachusetts (shared services center). We believe our current facilities are adequate for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation. As of December 31, 2012, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

During August 2012, Blue Spike, LCC, filed suit against the Company in the United States District Court for the Eastern District of Texas alleging that the Company infringed one or more claims of U.S. Patents Nos. 7,346,472, 7,660,700, 7,949,494, and 8,214,175.  In December 2012, the Company reached an agreement to resolve litigation, which resulted in a dismissal of all claims asserted in this litigation (both against and by the Company) with prejudice.  Legal and settlement fees amounted to approximately $208,000.

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

2012:	High	Low

Quarter ended December 31, 2012	$0.09	$0.06
Quarter ended September 30, 2012	0.10	0.06
Quarter ended June 30, 2012	0.11	0.06
Quarter ended March 31, 2012	0.09	0.06

2011:	High	Low

Quarter ended December 31, 2011	$0.14	$0.06
Quarter ended September 30, 2011	0.14	0.10
Quarter ended June 30, 2011	0.16	0.13
Quarter ended March 31, 2011	0.19	0.14

Holders

As of March 15, 2013, the number of stockholders of record of our common stock was 117.

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

None

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

OVERVIEW provides a description of our business, the major items that affected our business, and how we analyze our business. It then provides an analysis of our overall 2012 performance and a description of the significant events impacting 2012 and thereafter.

RESULTS OF OPERATIONS provides an analysis of the consolidated results of operations for 2012 compared to 2011.

LIQUIDITY AND CAPITAL RESOURCES provides an overview of our cash flows, financing, contractual obligations, and liquidity outlook.

CRITICAL ACCOUNTING POLICIES provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.

RECENT ACCOUNTING STANDARDS provides a description of accounting standards which we have not yet been required to implement and may be applicable to our operations, as well as those significant accounting standards which were adopted during 2012 See Note A to the Consolidated Financial Statements included elsewhere in this Annual Report.

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

RESULTS OF OPERATIONS

Consolidated Results of Operations

Two Year % trend

	Years ended December 31,
	2012	2011
Revenues
Services	29%	24%
License fees and other	71%	76%
	100%	100%
Costs and other expenses
Cost of services	6%	5%
Cost of license fees and other	9%	18%
	15%	23%
Gross Profit	85%	77%

Operating expenses
Selling, general and administrative	59%	86%
Research, development and engineering	25%	32%
	84%	118%
Operating income (loss)	1%	-41%

Other income (deductions)
Total other income (deductions)	-1%	-13%
Net income (loss)	0%	-54%

Revenues and Costs of goods sold

			2012 - 2011
	2012	2011	$ Chg	% Chg

Revenues
Service	$1,094,731	$848,483	$246,248	29%
License & other	2,741,162	2,660,321	80,841	3%
Total Revenue	$3,835,893	$3,508,804	$327,089	9%

Cost of goods sold
Service	$221,027	$159,223	$61,804	39%
License & other	350,706	651,236	(300,530)	-46%
Total COGS	$571,733	$810,459	$(238,726)	-29%

Revenues

For the years ended December 31, 2012 and 2011, service revenues included approximately $688,000 and $680,000, respectively, of recurring maintenance and support revenue, and approximately $407,000 and $168,000, respectively, of non-recurring custom services revenue.  Non-recurring service revenue increased 142% from 2011 to 2012 as the Company completed services for a large custom contract and continued to provide custom services deployed to different sites from a legacy customer.

For the year ended December 31, 2012, license and other revenue (comprised of third party hardware and royalty income) increased as a result of several contributing factors.  The Company realized an approximate $441,000 increase (27%) from 2011 to 2012 in its core software license revenue from both new and existing customers. The percentage of license and other revenue as a proportion of total revenue decreased from 76% to 71%, due to the relative increase in service revenue from 24% to 29% of total revenue. Third-party hardware sales decreased by approximately $381,000 (41%) from 2011 to 2012 primarily as a result of smaller deployments from new customers in the healthcare industry, who required initial start-up investments in hardware, in addition to expanding deployments from existing customers and other OEM requirements.  Depending on the size and the timing requirements of the customers’ software deployment roadmap, hardware purchases may be solely within the initial software order, or, as with our OEM partners in the healthcare industry, a recurring activity. McKesson continued their deployment of our identification technology in their AccuDose® product line, and our partners Allscripts, Medflow, ChoicePoint/LexisNexis, Educational Biometric Technology and Identimetrics all continued expansion of biometric ID deployments. The Company’s royalty income for the year ended December 31, 2012 was derived from a December 2009 OEM agreement, and resulted in a 22% increase in revenue of approximately $94,000 to $116,000 from 2011 to 2012. The Company expects this revenue stream to be recurring.

Costs of goods sold

For the year ended December 31, 2012, cost of services increased from 2011 due to costs associated with the increased non-recurring custom services, as well as customer support, as needed for the expanding customer base.  The Company expects these costs will increase in future periods as additional Biometric customers are added and non-recurring custom services increase with diversification of markets.

For the year ended December 31, 2012, cost of license and other decreased from 2011 due to the decrease in third party hardware costs commensurate with the decrease in hardware orders discussed in the “Revenues” section above. This was the main reason behind the increase in the Company’s gross margin to 85% from 77% over the two year period.

Selling, general and administrative

			2012 - 2011
	2012	2011	$ Chg	% Chg

Total	$2,288,903	$3,036,299	$(747,396)	-25%

Selling, general and administrative costs decreased 25% for the year ended December 31, 2012 as compared to the same period 2011.   Reductions included a reversal of a bad debt expense related to a contract whose payments were behind schedule for $377,000 in 2012, which was expensed in 2011, a decrease in personnel fees of approximately $233,000 and marketing related expenses of $50,000. The decreases were offset by an increase in legal and settlement fees for litigation filed by Blue Spike, LLC of approximately $208,000.

Research, development and engineering

			2012 - 2011
	2012	2011	$ Chg	% Chg

Total	$947,371	$1,116,658	$(169,287)	-15%

For the year ended December 31, 2012, R & D costs decreased as compared to 2011, primarily related to consultant expenses for the development of a new software application completed in 2011, and not continued into 2012. The Company expects to continue to devote similar funding to its R & D function as it further develops new features to its product suite.

Other income and expense

			2012 - 2011
	2012	2011	$ Chg	% Chg

Interest income	$7	$95,033	$(95,026)	-100%
Interest expense	(24,626)	(411,527)	386,901	-94%
Income tax	—	(26,500)	26,500	-100%
Net discounts of notes payable and receivable	—	(100,000)	100,000	-100%

	$(24,619)	$(442,994)	$418,375	-94%

Interest income for the fiscal year ended 2011 was attributable to the note receivable received for the sale of the Law Division, which was fully paid in May 2011.

Series D Convertible Preferred Stock, accrued and unpaid dividends thereon and convertible debt issued in prior periods was converted to two notes payable, one note which was discounted as a result of the issuance of detachable warrants associated with the conversion. For 2011, the amortization of the discount, which was included in interest expense in the Statements of Operations, was attributable to the Note Payable.   Interest expense for the fiscal year ended 2011 was comprised of approximately $104,000 owing to the holders of the notes payable and approximately $308,000 in non-cash amortization of the discount attached to the Notes.

The interest expense for the fiscal year ended 2012 in the above table was attributable to the note payable, of which approximately $321,000 remained outstanding as of December 31, 2012.

For the year ended December 31, 2011, the net discounts of notes payable and receivable were non-cash items with respect to the value of the net early payment discount granted to the holder of the note receivable.

For the year ended December 31, 2011, income taxes were comprised of federal alternative minimum tax and minimum state taxes.  For the year ended December 31, 2012, the Company incurred a taxable loss.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES OVERVIEW

Net cash provided by operations during the year ended December 31, 2012 was approximately $66,000. The cash provided by operating activities of continuing operations was primarily used to fund operations.  Other items of note were as follows:

•
Positive cash flows related to a decrease in accounts receivable of approximately $360,000, due to a large payment received in the third quarter of 2012, offset by a non-cash reduction in the allowance for doubtful accounts for this customer. During 2012, the Company also established a receivable balance of approximately $190,000 due from the Factor (See below), which was received in early 2013.

•
Positive cash flows from an increase of approximately $161,000 in accounts payable and accrued liabilities, comprising of obligations for third party hardware shipped, delayed vendor payments due to cash management strategies and unpaid accrued commissions.

•	The Company recorded approximately $50,000 of charges in 2012 for the expense of issuing options to employees for services.

INVESTING ACTIVITIES OVERVIEW

There were no cash flows under investing activities during the year.

FINANCING ACTIVITIES OVERVIEW

Net cash used for financing activities of $25,000 was due to a principal payment against the secured note.

Net working deficit at December 31, 2012 was approximately $1,447,000 as compared to a deficit of approximately $1,540,000 at December 31, 2011. The change was due to the steady improvement in the operations of the business.

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

Liquidity outlook

At December 31, 2012, our total of cash and cash equivalents was approximately $84,000, as compared to approximately $43,000 at December 31, 2011.

As discussed above, the Company has financed itself in the past through access to the capital markets by issuing secured and convertible debt securities, as well as convertible preferred stock and common stock. We currently require approximately $385,000 per month to conduct our operations. During 2012, we generated approximately $3,836,000 of revenue, which is below our average monthly requirements.

On February 26, 2013, the Company entered into a number of agreements with affiliates of InterDigital relating to the R&D Collaboration.  In connection with this arrangement, affiliates of InterDigital have invested an aggregate of $900,000 in return for approximately 4,027,000 newly issued shares of the Company’s common stock (the “InterDigital Equity Investment”) and the Company’s issuance of a senior secured promissory note in the amount of $497,307 that will mature December 31, 2015 (the “InterDigital Note”).  As part of these agreements, the balance of the Company’s Secured Notes of approximately $321,000 was paid to the holder together with all accumulated and unpaid interest in February 2013. See Note S – Subsequent Events, to the Consolidated Financial Statements included elsewhere in this Annual Report.  In addition, the Company raised $500,000 from certain private and institutional investors in return for 5,000,000 newly issued shares of the Company’s common stock.

If we are unable to generate sufficient revenue to meet our goals, we will need to obtain additional third-party financing to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. See Note S – Subsequent Events, to the Consolidated Financial Statements included elsewhere in this Annual Report.

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

3.Research and Development Expenditures

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

4. Income Taxes

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

5. Accounting for Stock-Based Compensation

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information about each director and executive officer of the Company.

NAME	AGE	POSITIONS HELD
Thomas J. Colatosti	64	Chairman of the Board of Directors
Michael W. DePasquale	58	Chief Executive Officer and Director
Jeffrey J. May (b)	53	Director
Charles P. Romeo (a) (c)	71	Director
John Schoenherr (b) (c)	60	Director

Cecilia Welch	53	Chief Financial Officer
Mira K. LaCous	51	Vice President of Technology & Development
Renat Zhdanov	50	Vice President, Chief Scientist
Scott Mahnken	53	Vice President of Marketing

(a)	From April 2004 to February 2005, Mr. Romeo was employed by the Company.

(b)	Audit Committee Member

(c)	Compensation Committee Member

The following is a brief summary of the business experience of each of the above-named individuals:

THOMAS J. COLATOSTI has served as a Director of the Company since September 2002, as Chairman of the Board since January 3, 2003, and as Chief Financial Officer from November 17, 2008 to December 21, 2009.  Mr. Colatosti also served as Co-Chief Executive Officer of the Company from July 2005 to August 2006. Mr. Colatosti also currently serves as the Chief Executive Officer of American Security Ventures, a Lexington, Massachusetts-based consulting firm he founded which specializes in providing strategic management consulting services to emerging and developing companies in the homeland security industry. Since November 2010, Mr. Colatosti has been serving as a President and CEO of Oasis Systems LLC, a privately held IT services company. From August 2009 to December 2012, Mr. Colatosti has served as Chairman of Commodore Advanced Sciences Corporation an environmental services and remediation company. From August 18, 2005 until August 18, 2008 Mr. Colatosti served as Director and President of Good Harbor Partners Acquisition Corp., a publicly-traded special purpose acquisition company formed to acquire businesses in the security sectors. From 1997 through June 2002, Mr. Colatosti served as the Chief Executive Officer of Viisage Technology, Inc., a publicly traded biometric technology company. Between 1995 and 1997, Mr. Colatosti served as President and Chief Executive Officer of CIS Corporation. Prior to CIS, Mr. Colatosti had a 21 year career with Digital Equipment Corporation (now HP Corporation). Among his executive positions he was Vice President and General Manager of the company’s $1.2 billion Government Systems Division. Mr. Colatosti is a seasoned technology executive with global experience in operating both private as public corporations in the technology sector.

MICHAEL W. DEPASQUALE has served as the Chief Executive Officer and a Director of the Company since January 3, 2003. He served as Co-Chief Executive Officer of the Company from July 2005 to August 2006. Mr. DePasquale brings more than 27 years of executive management, sales and marketing experience to the Company. Prior to joining BIO-key, Mr. DePasquale served as the President and Chief Executive Officer of Prism eSolutions, Inc., a Pennsylvania-based provider of professional consulting services and online solutions for ISO-9001/14000 certification for customers in manufacturing, healthcare and government markets, since February 2001. From December 1999 through December 2000, Mr. DePasquale served as Group Vice President for WRC Media, a New York-based distributor of supplemental education products and software. From January 1996 until December 1999, Mr. DePasquale served as Senior Vice President of Jostens Learning Corp., a California-based provider of multi media curriculum. Prior to Jostens, Mr. DePasquale held sales and marketing management positions with McGraw-Hill and Digital Equipment Corporation. Mr. DePasquale earned a Bachelor of Science degree from the New Jersey Institute of Technology. He serves on the Board of Directors and as Treasurer of the International Biometrics and Identification Industry Association.  . Mr. DePasquale has extensive General Management experience in the technology sector and has served on a number of non-profit as well as private company Boards.

JEFFREY J. MAY has served as a Director of the Company since October 29, 2001. Since 1997, Mr. May has served as the President of Gideons Point Capital, a Minnesota-based investment and consulting firm focusing on assisting start-up technology companies. Mr. May served as the CEO and Director of MagnaLynx, a semiconductor company specializing in high speed chip level communications from December 2006 until the company was sold in March 2010. In 1983, Mr. May co-found Advantek, Inc., a manufacturer of equipment and materials for the semiconductor industry, which was sold in 1993. Mr. May continued to serve as a director and Vice-President of Operations of Advantek until 1997, when it had over 600 employees and sales in excess of $100 million. Mr. May earned a Bachelor of Science degree in Electrical Engineering from the University of Minnesota in 1983. Mr. May is an entrepreneur who brings extensive International technical and general business management experience to BIO-key

CHARLES P. ROMEO has served as a director of the Company since February 28, 2005 and from January 29, 2003 to April 19, 2004. From April 2004 until February 2005, he served as Vice President of Sales, Public Safety Division of the Company. From November 2005 to November 2007, Mr. Romeo served as the Vice President of Sales and Marketing for UNICOM, a Rhode Island systems integrator. From September 2002 until April 2004 Mr. Romeo has served as the President and Chief Executive Officer of FreedomBridge Technologies, Inc., a Rhode Island-based consulting firm to technology companies in the homeland security industry specializing in implementing direct and channel selling programs, strategic alliances and partnerships in the law enforcement market. Prior to founding FreedomBridge, Mr. Romeo had a 33 year sales and marketing management career with Digital Equipment Corporation, Compaq Computer Corporation and Hewlett Packard. During his career, Mr. Romeo served as Vice President of Service Sales for a $500 million business unit, and Director of Public Sector Sales, a $275 million division of Hewlett Packard. Mr. Romeo authored The Sales Manager’s Troubleshooter, Prentice Hall 1998, which was named as one of the “top 10 must reads” by Sales and Marketing Magazine. Mr. Romeo earned a Bachelor of Science degree in Mathematics and Economics from the University of Massachusetts and an Executive MBA from Babson College. Mr. Romeo brings a wealth of Sales and Marketing Management experience in the infrastructure and computer hardware and software industries

JOHN SCHOENHERR has served as a Director of the Company since December 30, 2004. Mr. Schoenherr served as Vice President of Corporate Performance Management for Oracle Corporation from 1995 through 2006.  Prior to Oracle he served as Senior Vice President of Business Intelligence and Analytics at Information Resources, Inc.   Mr. Schoenherr has over 25 years of experience in the area of business intelligence and strategic planning.  His career includes a number of product development and management positions. Mr. Schoenherr brings significant product management and information services experience in both the large and small enterprise sectors.

CECILIA WELCH has served as Chief Financial Officer of the Company since December 21, 2009. Ms. Welch joined the Company in 2007 as the Company’s Corporate Controller. Prior to joining the Company, from January 2006 to December 2006 she was the Controller for Savaje Technologies (acquired by Sun Microsystems), a developer of advanced mobile telephone software. From October 2004 to January 2006, she was Controller for Crystal Systems, a manufacturer of sapphire crystals used for industrial, semiconductor, defense and medical applications.  From December 1988 to July 2004, she was the Controller for ATN Microwave (acquired by Agilent Technologies), a manufacturer of automated test equipment. Ms. Welch has a Bachelor’s degree in Accounting from Franklin Pierce University.

MIRA K. LACOUS has served as Vice President of Technology & Development of the Company since May 15, 2000. In 2012 Ms LaCous was promoted to Senior Vice President of Technology and Development.  Ms. LaCous has over 28 years of product / project management, solution architecture, software development, team leadership and customer relations experience with a background that includes successfully bringing numerous technologies to market, including automated voice response systems, automated building control systems, software piracy protection, intranet training materials and testing, page layout and design software, image scanning software and systems, biometric security, biometric algorithms and more. Ms. LaCous is also the author of six US Patented technologies, multiple international patents, and other patent pending solutions.  She has been an officer or director of two other companies; National Computer Systems (NCS), and TEL-Line Systems. Ms. LaCous has a Bachelor’s in Computer Science from North Dakota State University.  Ms. LaCous also served on the Board of Directors of the Minnesota Sinfonia, a not-for-profit  arts and education organization, as well as it’s chairperson for two years.

RENAT Z. ZHDANOV has served as Chief Scientist of the Company since November 2001. He has over fifteen years of academic experience in various fields of Mathematics and Physics; fifteen years of image processing, pattern recognition, and big data analysis algorithm development experience and more than ten years of software development experience ranging from database programming to statistical and analytical programming. Dr. Zhdanov is a recognized expert in Mathematical Physics and is the author of two books and more than 130 papers published in leading mathematics and physics journals. Before coming to BIO-key, he worked as Chief Mathematician and Visiting Scientist in universities in Ukraine, Germany, Great Britain, Sweden and Spain. Dr. Zhdanov has two PhD degrees in Mathematical Physics and Differential Equations from the Institute of Mathematics in Kiev, Ukraine. He serves as the member of the Editorial Board of the ‘Journal of Applied Mathematics’.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the U.S. Securities and Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors and persons who own more than ten percent (10%) of the Company’s Common Stock to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of the Company’s Common Stock. Such officers, directors and ten percent (10%) stockholders are also required by applicable SEC rules to furnish the Company with copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on its review of the copies of such forms received by it, or written representations from such persons that no other reports were required for such persons, the Company believes that during the fiscal year ended December 31, 2012, all Section 16(a) filing requirements applicable to the Company’s officers, directors and ten percent (10%) stockholders were satisfied in a timely fashion.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications; (iii) compliance with applicable governmental laws, rules, and regulations; (iv) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and (v) accountability for adherence to the code.  The Company intends to disclose amendments or waivers of the Code of Ethics on its website within four business days.  Any person may obtain a copy of our Code of Ethics free of charge by sending a written request for such to the attention of the Chief Financial Officer of the Company, 3349 Highway 138, Building D Suite B, Wall, NJ 07719.

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

The following table sets forth a summary of the compensation paid to or accrued by our chief executive officer (principal executive officer) and the two most highly compensated executive officers other than the principal executive officer, who were serving as executive officers at the end of December 31, 2012, for the fiscal years ended December 31, 2012 and 2011:

SUMMARY COMPENSATION TABLE

Name	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael W. DePasquale	2012	259,324	—	—	—		—	—	739	260,063
Chief Executive Officer	2011	226,504	—	—	—		—	—	449	226,953

Mira K. LaCous	2012	142,092	—	—	—		—	—	545	142,637
Vice President Technology & Development	2011	134,018	—	—	8,340	(1)	—	—	266	142,624

Scott Mahnken	2012	124,680	—	—	—		—	—	499	125,179
Vice President Marketing	2011	102,527	—	—	11,120	(1)	—	—	154	113,801

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

On November 20, 2012, the Company renewed its one-year employment agreement with Mira K. LaCous to serve as the Vice President of Technology & Development of the Company at an annual base salary of $147,420, subject to adjustment by the Board or Compensation Committee. The employment agreement contains standard and customary confidentiality, technical invention provisions, as well as a covenant not to compete which prohibits Ms. LaCous from doing business with any current or prospective customer of the Company or engaging in a business competitive with that of the Company during the term of her employment and for the one year period thereafter. This agreement also contains a number of termination provisions as described in “Termination and Change in Control Arrangements” in this Item.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
DECEMBER 31, 2012

The following table sets forth for each named executive officer, information regarding outstanding equity awards as at December 31, 2012:

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares or units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Michael W. DePasquale	500,000	—		—	0.087	2/27/2016	—	—	—	—

Mira LaCous	75,000	—		—	0.180	8/13/2015	—	—	—	—
	340,000	—		—	0.460	1/7/2017	—	—	—	—
	25,000	50,000	(1)	—	0.140	5/11/2018	—	—	—	—

Cecilia Welch	20,000	—		—	0.150	8/10/2014	—	—	—	—
	50,000	100,000	(1)	—	0.140	5/11/2018	—	—	—	—

Renat Zhdanov	50,000	—		—	0.180	8/13/2015	—	—	—	—
	70,000	—		—	0.400	1/7/2017	—	—	—	—
	16,666	33,334	(1)	—	0.140	5/11/2018	—	—	—	—

Scott Mahnken	33,333	66,667	(1)	—	0.140	5/11/2018	—	—	—	—

(1)	The options vest equally in three annual installments commencing May 11, 2012

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

On November 20, 2012, the Company renewed the annual agreement with Mira K. LaCous to serve as the Vice President of Technology & Development of the Company. The Company may terminate the agreement at any time with or without cause. In the event of termination by the Company without cause, Ms. LaCous shall continue to be paid her then current base salary for six months from the date of such termination.

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

DIRECTOR COMPENSATION FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2012

The following table sets forth for each director, information regarding their compensation for the year ended December 31, 2012:

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

The Company’s current policy is to issue options to purchase 50,000 shares of common stock to each non-employee director on an annual basis. The Chair of the Audit Committee receives options to purchase an additional 50,000 shares of common stock on an annual basis. No options were awarded to any of the Company’s directors during 2012, as the Company was still reviewing the overall financial performance.

We reimburse each of our non-employee directors for their reasonable expenses incurred in connection with attending meetings of the board of directors and related committees.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 15, 2013 information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than five percent (5%) of the Company’s outstanding common stock. The following table also sets forth, as of such date, the beneficial ownership of the Company’s common stock by all officers and directors, individually and as a group. Unless otherwise indicated, the address of each person listed below is c/o BIO-key International, Inc., 3349 Highway 138, Building D, Suite B, Wall, NJ 07719.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(1)

Thomas J. Colatosti	500,241	(2)	*
Michael W. DePasquale	550,000	(3)	*
Mira LaCous	440,000	(4)	*
Jeffrey May	305,481	(5)	*
John Schoenherr	198,930	(5)	*
Renat Zhdanov	136,666	(6)	*
Charles P. Romeo	132,620	(5)	*
Cecilia Welch	70,000	(7)	*
Scott Mahnken	33,333	(8)	*

All officers and directors as a group (9) persons	2,367,271		2.7%

*	Less than 1%

(1)
The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Securities Exchange Act of 1934 and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as, other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 87,182,348 shares of common stock outstanding as of March 15, 2013.

(2)	Includes 165,241 issuable on exercise of options and 335,000 shares of common stock.

(3)	Includes 500,000 issuable on exercise of options and 50,000 shares of common stock.

(4)	Consists of 440,000 shares issuable upon exercise of options. Does not include 50,000 shares issuable upon exercise of options subject to vesting.

(5)	Consists of shares issuable upon exercise of options.

(6)	Consists of 133,336 shares issuable upon exercise of options. Does not include 33,334 shares issuable upon exercise of options subject to vesting.

(7)	Consists of 70,000 shares issuable upon exercise of options. Does not include 100,000 shares issuable upon exercise of options subject to vesting.

(8)	Consists of 33,333 shares issuable upon exercise of options. Does not include 66,667 shares issuable upon exercise of options subject to vesting.

The following table sets forth, as of December 31, 2012, information with respect to securities authorized for issuance under equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	3,262,272	$0.16	1,237,728
Total	3,262,272	$0.16	1,237,728

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

As of December 31, 2012, there were outstanding options under the 1999 Plan to purchase 500,000 shares of common stock, and no shares were available for future grants.

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

As of December 31, 2012, there were outstanding options under the 2004 Plan to purchase 2,762,272 shares of common stock, and options to purchase an aggregate of 1,237,728 shares were available for future grants.

In addition to options issued under the 1999 and 2004 Plans, the Company has issued options to employees, officers, directors and consultants to purchase common stock under the non-plan. As of December 2012, there were no outstanding options under the non-plan to purchase shares of common stock. The terms of outstanding options under the non-plan are substantially similar to the provisions of the 1999 Plan and options issued thereunder.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Employment Arrangements

The Company has entered into employment agreements with Michael W. DePasquale, and Mira LaCous. See “EXECUTIVE COMPENSATION—Employment Agreements.”

Consulting Arrangement with Thomas J. Colatosti

In connection with his appointment to the Board of Directors in September 2002, and as acting Chief Financial Officer from November 2008 to December 2009, the Company had entered into a number of consulting arrangements with Thomas Colatosti. Under the most recent arrangement, which was entered into on January 12, 2010, Mr. Colatosti provided services to the Company and its subsidiaries and affiliates for the two-year term ended December 31, 2011 at a rate of $5,000 per month.

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

The following table shows fees for professional services and quarterly audit fees billed to us by Rotenberg Meril Solomon Bertiger & Guttilla, P.C. (“RMSBG”) for the audit of our annual consolidated financial statements for the years ended December 31, 2012 and 2011:

	2012	2011

Audit Fees	$72,000	$72,272
Audit-Related Fees	0	0
Tax Fees	20,000	22,782

Total Fees	$92,000	$95,054

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

Audit Committee Pre-Approval Procedures

The Audit Committee of our Board of Directors consists of Jeffrey J. May and John Schoenherr. The Audit Committee approves the engagement of our independent auditors to render audit and non-audit services before they are engaged. All of the fees for 2012 and 2011 shown above were pre-approved by the Audit Committee.

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

Reports of Independent Registered Public Accounting Firm

Balance Sheets as at December 31, 2012 and 2011

Statements of Operations—Years ended December 31, 2012 and 2011

Statement of Stockholders’ (Deficit) Equity —Years ended December 31, 2012 and 2011

Statements of Cash Flows—Years ended December 31, 2012 and 2011

Notes to Financial Statements—December 31, 2012 and 2011

(2)      The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report

ITEM 8—FINANCIAL STATEMENTS

The following financial statements of BIO-key International, Inc. are included herein at the indicated page numbers:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BIO-key International, Inc.
North Billerica, MA

We have audited the accompanying consolidated balance sheets of BIO-key International, Inc. and Subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BIO-key International, Inc. and Subsidiary as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the consolidated financial statements, the Company has suffered substantial net losses in recent years, and has an accumulated deficit at December 31, 2012, which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are disclosed in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.
Saddle Brook, New Jersey
April 1, 2013

BIO-key International, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$83,989	$43,437
Accounts receivable, net of allowance for doubtful accounts of $20,526 at December 31, 2012 and $397,526 at December 31, 2011	604,784	587,346
Due from factor	189,904	-
Inventory	4,186	8,238
Prepaid expenses and other	25,088	58,920
Total current assets	907,951	697,941
Equipment and leasehold improvements, net	24,267	52,870
Deposits and other assets	8,712	8,712
Intangible assets—less accumulated amortization	195,911	207,180
Total non-current assets	228,890	268,762
TOTAL ASSETS	$1,136,841	$966,703

LIABILITIES
Accounts payable	$931,276	$687,441
Accrued liabilities	593,599	675,833
Deferred revenue	508,520	527,092
Note payable – related party	321,428	346,428
Total current liabilities	2,354,823	2,236,794
Deferred revenue, net of current portion	-	1,000
Total non-current liabilities	-	1,000
TOTAL LIABILITIES	2,354,823	2,237,794

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Common stock — authorized, 170,000,000 shares; issued and outstanding; 78,155,413 of $.0001 par value at December 31, 2012 and December 31, 2011	7,815	7,815
Additional paid-in capital	51,062,624	51,012,782
Accumulated deficit	(52,288,421)	(52,291,688)
TOTAL STOCKHOLDERS’ DEFICIT	(1,217,982)	(1,271,091)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,136,841	$966,703

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary
STATEMENTS OF OPERATIONS

	Years ended December 31,
	2012	2011

Revenues
Services	$1,094,731	$848,483
License fees and other	2,741,162	2,660,321
	3,835,893	3,508,804
Costs and other expenses
Cost of services	221,027	159,223
Cost of license fees and other	350,706	651,236
	571,733	810,459
Gross Profit	3,264,160	2,698,345

Operating expenses
Selling, general and administrative	2,288,903	3,036,299
Research, development and engineering	947,371	1,116,658
	3,236,274	4,152,957
Operating income (loss)	27,886	(1,454,612)

Other income (deductions)
Interest income	7	95,033
Interest expense	(24,626)	(411,527)
Income taxes	-	(26,500)
Net discounts of notes payable and note receivable	-	(100,000)
	(24,619)	(442,994)
Net income (loss)	$3,267	$(1,897,606)

Basic and Diluted Income (Loss) per Common Share:	$0.00	$(0.02)

Weighted Average Shares Outstanding:
Basic and Diluted	78,155,413	78,155,413

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary
STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

			Additional
	Common Stock		Contributed	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2010	78,155,413	$7,815	$50,955,602	$(50,394,082)	$569,335

Share-based compensation	—	—	57,180	—	57,180
Net loss	—	—		(1,897,606)	(1,897,606)

Balance as of December 31, 2011	78,155,413	$7,815	$51,012,782	$(52,291,688)	$(1,271,091)

Share-based compensation	—	—	49,842	—	49,842
Net income	—	—	—	3,267	3,267

Balance as of December 31, 2012	78,155,413	$7,815	$51,062,624	$(52,288,421)	$(1,217,982)

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary
STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2012	2011

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$3,267	$(1,897,606)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Allowance for doubtful accounts	(377,000)	386,000
Depreciation	28,603	31,462
Amortization
Intangible assets	11,269	11,270
Discount on secured debt	-	307,932
Net discounts of notes payable and note receivable	-	100,000
Share-based compensation	49,842	57,180
Change in assets and liabilities:
Accounts receivable trade	359,562	(622,253)
Due from factor	(189,904)
Inventory	4,051	1,538
Prepaid expenses and other	33,833	129,995
Accounts payable	243,835	507,028
Accrued liabilities	(82,234)	221,925
Deferred revenue	(19,572)	242,418
Net cash provided by (used for) operating activities	65,552	(523,111)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from payment of note receivable	-	3,350,000
Capital expenditures	-	(56,204)
Net cash provided by investing activities	-	3,293,796
CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of notes payable	(25,000)	(3,612,135)
Preferred stock dividend paid	-	(125,209)
Net cash used for financing activities	(25,000)	(3,737,344)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	40,552	(966,659)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	43,437	1,010,096
CASH AND CASH EQUIVALENTS, END OF YEAR	$83,989	$43,437

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Years ended December 31,
	2012	2011

Cash paid for:
Interest	$—	$80,286
Income taxes	41,169	12,393

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2012 and 2011

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

Basis of Presentation

We have incurred significant losses to date, and at December 31, 2012, we had an accumulated deficit of approximately $52 million. In addition, broad commercial acceptance of our technology is critical to the Company’s success and ability to generate future revenues. At December 31, 2012, our total cash and cash equivalents were approximately $84,000, as compared to approximately $43,000 at December 31, 2011.

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

Summary of Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1.  Basis of Consolidation

The accompanying consolidated financial statements include the accounts of BIO-key International, Inc. and its wholly-owned subsidiary (collectively, the “Company”). Intercompany accounts and transactions have been eliminated in consolidation.

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

4.  Cash Equivalents

Cash equivalents consist of liquid investments with original maturities of three months or less.  At December 31, 2012 and 2011, cash equivalents consisted of a money market account.

5. Accounts Receivable

Accounts receivable billed and unbilled are carried at original amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful receivables by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Accounts receivable at December 31, 2012 and 2011 consisted of the following:

	December 31,
	2012	2011

Accounts receivable	$625,310	$984,872
Allowance for doubtful accounts	(20,526)	(397,526)

Accounts receivable, net allowances for doubtful accounts	604,784	587,346

The allowance for doubtful accounts for the years ended December 31, 2012 and 2011 is as follows:

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Year
Year Ended December 31, 2012
Allowance for Doubtful Accounts	$397,526	$-	$377,000	$20,526
Year Ended December 31, 2011
Allowance for Doubtful Accounts	$11,526	$386,000	$-	$397,526

The allowance was set up primarily for one customer whose payments under a contract were behind schedule. $400,000 was collected from the customer in 2012, and subsequently, $150,000 was collected in 2013. The final payment for the balance due under the contract has been approved to be paid, although the funds have not been received as of the filing date.  As of the date of the filing, the customer owes approximately $313,000.

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

The estimated useful lives used to compute depreciation and amortization for financial reporting purposes are as follows:

Equipment and leasehold improvements
Equipment (years)	3	-	5
Furniture and fixtures (years)	3	-	5
Software (years)		3
Leasehold improvements	life or lease term

Intangible assets consist of patents.  Patent costs are capitalized until patents are awarded. Upon award, such costs are amortized using the straight-line method over their respective economic lives. If a patent is denied, all costs are charged to operations in that year.

7. Impairment or Disposal of Long Lived Assets, including Intangible Assets

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

8. Advertising Expense

The Company expenses the costs of advertising as incurred. Advertising expenses for the years ended December 31, 2012 and 2011 were approximately $114,000 and $170,000, respectively.

9. Deferred Revenue

Deferred revenue includes customer advances and amounts that have been billed per the contractual terms but have not been recognized as revenue. The majority of these amounts are related to maintenance contracts for which the revenue is recognized ratably over the applicable term, which generally is 12 months from the date the customer accepts the products.

10. Research and Development Expenditures

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

11. Earnings Per Share of Common Stock (“EPS”)

The Company’s EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes, when the effect of their inclusion is dilutive. See Note R -  Earnings Per Share “EPS”, for additional information.

12. Accounting for Stock-Based Compensation

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

The compensation expense recognized under ASC 718 amounted to $49,842 and $57,180 for the years ended December 31, 2012 and 2011 respectively.

The following table presents share-based compensation expenses for continuing operations included in the Company’s consolidated statements of operations:

	Year ended December 31,
	2012	2011

Selling, general and administrative	$22,502	$12,054
Research, development and engineering	27,340	45,126
	$49,842	$57,180

Valuation Assumptions for Stock Options

For the years ended December 31, 2012 and 2011, 600,000 and 845,000 stock options were granted, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2012	2011
Risk free interest rate	0.80%	1.64%
Expected life of options (in years)	4.48	4.52
Expected dividends	0%	0%
Volatility of stock price	114%	114%

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

13. Income Taxes

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

14. Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE B—FACTORING

Due from factor consisted of the following as of December 31:
	Original Invoice Value	Factored Amount	Factored Balance due
Year Ended December 31, 2012
Factored accounts receivable	$744,315	$554,411	$189,904
Year Ended December 31, 2011
Factored accounts receivable	$-	$-	$-

As of December 2011, the Company entered into a 24 month accounts receivable factoring arrangement with a financial institution (the “Factor”). Pursuant to the terms of the arrangement, the Company, from time to time shall sell to the Factor certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor shall then remit 75% of the accounts receivable balance to the Company (the “Advance Amount”), with the remaining balance, less fees to be forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. Factoring fees range from 2.75% to 15% of the face value of the invoice factored, and are determined by the number of days required for collection of the invoice.

NOTE C—FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities, and notes payable, are carried at, or approximate, fair value because of their short-term nature.

NOTE D—CONCENTRATION OF RISK

Financial instruments which potentially subject the Company to risk primarily consist of cash and accounts receivables.

The Company maintains its cash balances in a financial institution in Nevada. All non-interest bearing accounts are fully insured by the Federal Deposit Insurance Corporation (FDIC) through December 31, 2012 and interest-bearing accounts are insured by the FDIC up to $250,000.  The Company has not incurred any losses on these accounts.

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

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, as follows:

	Years Ended December 31,
	2012	2011

Customer A	31%	15%
Customer B	18%	—
Customer C	* %	43%

*      Less than 10% of total revenue

The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

	As of December 31,
	2012	2011

Customer C	74%	78%
Customer D	14%	—

*      Less than 10% of total accounts receivable

NOTE E—NOTE RECEIVABLE

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

Effective as of May 19, 2011, the Buyer exercised its option to prepay the balance due of $3,222,000 under the Note. In consideration for the early payment from the Buyer, the Company accepted a $150,000 discount on the principal amount due, of which $50,000 was absorbed by the Secured Promissory Note holders). The total amount received by the Company was $3,113,654 which included principal amount of $3,222,000, interest income of $30,888 and a reimbursement of legal fees incurred of $10,766 net of the discount of $150,000.

NOTE F—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following as of December 31:

	2012	2011

Equipment	$302,052	$302,052
Furniture and fixtures	99,199	99,199
Software	28,624	28,624
Leasehold improvements	39,975	39,975
	469,850	469,850

Less accumulated depreciation and amortization	(445,583)	(416,980)

Total	$24,267	$52,870

Depreciation and amortization were $28,603 and $31,462 for the periods ending December 31, 2012 and 2011, respectively.

NOTE G—INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31:

	2012			2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents and patents pending	$287,248	$(91,337)	$195,911	$287,248	$(80,068)	$207,180

Total	$287,248	$(91,337)	$195,911	$287,248	$(80,068)	$207,180

Aggregate amortization expense for the years ended December 31, 2012 and 2011, was $11,269 and $11,270 respectively. The estimated aggregate amortization expense of intangible assets for the years following December 31, 2012 is approximately $11,270 per year for 2013 through 2017, and $139,561 thereafter.

NOTE H—ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31:

	2012	2011

Compensation	$243,049	$227,579
Compensated absences	133,535	159,949
Dividends payable (see Note K)	3,435	3,435
Interest payable – related party (Note K)	47,935	23,309
Accrued legal and accounting fees	84,954	111,300
Income taxes (see Note P)	-	26,500
Other	80,691	123,761

Total	$593,599	$675,833

NOTE I—RELATED PARTY

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

Mr. Colatosti has substantial experience in the biometric industry and in addition to his role as the Chairman of the Board of Directors of the Company, provides extensive service to the Company in the areas of strategic planning and corporate finance. For the year ended December 31, 2011, Mr. Colatosti earned  $60,000, of which $50,000 remained outstanding and payable at both December 31, 2012 and 2011.  The balance owed to Colatosti is included in accounts payable.

NOTE J—DEFERRED REVENUE

The components of deferred revenue are as follows as of December 31:

	2012	2011

Current Portion
Maintenance contracts	$496,055	$335,246
Customer deposit	12,465	122,500
Fully deferred systems, installation and acceptance revenue	-	69,346
	508,520	527,092
Long-Term Portion
Maintenance contracts	-	1,000

Total	$508,520	$528,092

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

NOTE K—NOTES PAYABLE

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

Effective as of May 20, 2011, the Company exercised its option to prepay the balance due of $3,157,759 owed to Shaar on its Secured Promissory Note. In consideration of the $150,000 discount granted by the Company for the early payment of the Note Receivable (see “Note E — Note Receivable”), the Company’s Secured Promissory Note holders agreed to effectively absorb $50,000 of the discount, with the remainder borne by the Company. The discount was prorated to both Note holders which reduced the Shaar payment by $45,624 and the principle amount owed on the Colatosti Note by $4,376. The total amount paid by the Company to Shaar was $3,192,421 and included principal of $3,157,759, interest of $80,286 less Shaar’s share of the discount described above.

The principal and interest under the Colatosti Note was scheduled to be repaid by the Company in cash on December 31, 2012.  Pursuant to a Note Amendment and Extension Agreement effective as of December 31, 2012, the maturity date of the Colatosti Note was extended to March 31, 2013. The Company’s obligations under the Colatosti Note were secured by substantially all of the Company’s assets.  At December 31, 2012 and 2011, note payable was $321,428 and $346,428, respectively. Interest incurred on the Colatosti note amounted to $24,626 and $23,309 for the years ended December 31, 2012 and 2011, respectively. Accrued interest owed amounted to $47,935 and $23,309 at December 31, 2012 and 2011, respectively, and is included in accrued liabilities (see Note H).

In February 2013, the principal balance and accrued interest owing under the Colatosti Note was repaid from the proceeds of the new financing (see Note S).

NOTE L—SEGMENT INFORMATION

The Company has determined that its continuing operations are one discrete segment consisting of Biometric products. Geographically, North American sales accounted for approximately 93% and 54% of the Company’s total sales for fiscal years 2012 and 2011, respectively. Of the 46% of the 2011 non-North American sales, 43% was sales to Africa.

NOTE M—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company does not own any real estate but conducts operations from three leased premises. These non-cancelable operating leases expire at various dates through 2014. In addition to base rent, the Company pays for property taxes, maintenance, insurance and other occupancy expenses according to the terms of the individual leases.

Future minimum rental commitments of non-cancelable operating leases are approximately as follows:

Years ending December 31,
2013	$137,870
2014	92,097

$229,967

Rental expense was approximately $169,000 and $166,000 during 2012 and 2011, respectively.

Lawsuit

During August 2012, Blue Spike, LLC filed suit against the Company in the United States District Court for the Eastern District of Texas alleging that the Company infringed one or more claims of U.S. Patents Nos. 7,346,472, 7,660,700, 7,949,494, and 8,214,175.  In December 2012, the Company reached an agreement to resolve litigation, which resulted in a dismissal of all claims asserted in this litigation (both against and by the Company) with prejudice.   Legal and settlement fees amounted to approximately $208,000.

NOTE N— EQUITY

1. Redeemable Preferred Stock

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

2. Common Stock

The Company is authorized to issue 170,000,000 shares of common stock, $.0001 par value per share, of which 78,155,413 were outstanding as of December 31, 2012 and 2011.

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

On February 26, 2013, the Company entered into an agreement to issue 4,026,935 shares of its common stock at a purchase price $0.10 per share, for an aggregate purchase price of $402,693.  Concurrently, the Company closed an equity financing with a number of private and institutional investors and issued 5,000,000 shares of its common stock at a purchase price $0.10 per share, for an aggregate purchase price of $500,000.  See Note S below.

3. Warrants

The Company has issued warrants to certain creditors, investors, investment bankers and consultants. A summary of warrant activity is as follows:

	Total Warrants	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value

Outstanding, as of December 31, 2010	10,261,615	$0.32

Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(2,011,615)	0.39
Outstanding, as of December 31, 2011	8,250,000	$0.30	3.97

Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, as of December 31, 2012	8,250,000	$0.30	2.97	—
Vested or expected to vest at December 31, 2012	8,250,000	$0.30	2.97	—
Exercisable at December 31, 2012	8,250,000	$0.30	2.97	—

NOTE O—STOCK OPTIONS

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

Non-Plan Stock Options

Periodically, the Company has granted options outside of the 1999 and 2004 Plans to various employees and consultants. In the event of change in control, as defined, certain of the non-plan options outstanding vest immediately.

Stock Option Activity

Information summarizing option activity is as follows:

	Number of Options				Weighted average exercise	Weighted average remaining life	Aggregate intrinsic
	1999 Plan	2004 Plan	Non Plan	Total	price	(in years)	value

Outstanding, as of December 31, 2010	500,000	2,580,689	1,329,841	4,410,530	$0.25

Granted	—	845,000	—	845,000	0.14
Exercised	—	—	—	—	—
Forfeited	—	(210,000)	—	(210,000)	0.14
Expired	—	(383,853)	(257,265)	(641,118)	0.36
Outstanding, as of December 31, 2011	500,000	2,831,836	1,072,576	4,404,412	$0.22

Granted	—	600,000	—	600,000	0.09
Exercised	—	—	—	—	—
Forfeited	—	(164,623)	(365,378)	(530,001)	0.09
Expired	—	(504,941)	(707,198)	(1,212,139)	0.30
Outstanding, as of December 31, 2012	500,000	2,762,272	—	3,262,272	0.16	4.21	$2,325
Vested or expected to vest at December 31, 2012				2,972,404	0.16	4.04	$2,325
Exercisable at December 31, 2012				2,230,594	0.18	3.43	$2,325

The options outstanding and exercisable at December 31, 2012 were in the following exercise price ranges:

			Options Outstanding			Options Exercisable
Range of exercise prices			Number of shares	Weighted average exercise price	Weighted average remaining life (in years)	Number exercisable	Weighted average exercise price
$ 0.08	-	0.21	2,852,272	$0.11	4.23	1,820,594	$0.12
0.22	-	0.40	70,000	0.40	4.02	70,000	0.40
0.41	-	0.68	340,000	0.46	4.02	340,000	0.46
$ 0.07	-	0.68	3,262,272			2,230,594

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.09 as of December 31, 2012, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2012 was 775,000.

The weighted average fair value of options granted during the years ended December 31, 2012 and 2011 was $0.05 and $0.11 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012 and 2011 was $0. The total fair value of shares vested during the years ended December 31, 2012 and 2011 was $70,026 and $52,879 respectively.

As of December 31, 2012 future compensation cost related to nonvested stock options is $47,220 and will be recognized over an estimated weighted average period of 1.55 years.

NOTE P—INCOME TAXES

There was no provision for federal or state taxes as at December 31, 2012. The provision for income taxes as at December 31, 2011 was comprised of federal alternative minimum tax of $16,500 and minimum state taxes of $10,000.

The Company has deferred taxes due to income tax credits, net operating loss carryforwards, and the effect of temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of deferred taxes are as follows at December 31:

	2012	2011

Current asset:
Accrued compensation	$128,000	$119,000
Accounts receivable allowance	8,000	156,000
Non-current asset (liability):
Stock-based compensation	336,000	—
Basis differences in fixed assets	(10,000)	(21,000)
Basis differences in intangible assets	(77,000)	31,000
Net operating loss carryforwards	16,143,000	15,912,000
Valuation allowances	(16,528,000)	(16,197,000)

	$—	$—

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

As of December 31, 2012, the Company has federal net operating loss carryforwards of approximately $44,800,000 subject to expiration between 2018 and 2032.  These net operating loss carryforwards are subject to the limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company.

A reconciliation of the effective income tax rate on operations reflected in the Statements of Operations to the US Federal statutory income tax rate is presented below.

	2012	2011

US Federal statutory income tax rate	34%	34%
Permanent differences	831	(4)
Alternative minimum tax	—	1
Effect of net operating loss	(865)	(30)

Effective tax rate	—%	1%

The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The periods from 2009 through 2012 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax audit risk beyond those periods. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any significant interest expense recognized during the years ended December 31, 2012 and 2011.

NOTE Q—PROFIT SHARING PLAN

The Company has established a savings plan under section 401(k) of the Internal Revenue Code. All employees of the Company, after completing one day of service are eligible to enroll in the 401(k) plan. Participating employees may elect to defer a portion of their salary on a pre-tax basis up to the limits as provided by the IRS Code. The Company is not required to match employee contributions but may do so at its discretion. The Company made no contributions during the years ended December 31, 2012 and 2011.

NOTE R—EARNINGS PER SHARE (EPS)

The Company’s basic EPS is calculated using net income (loss) available to common shareholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes and preferred stock.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price was less than the average market price of the common shares.

	Years ended December 31,
	2012	2011

Stock Options	—	379,865

Potentially dilutive securities	—	379,865

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Years ended December 31,
	2012	2011

Stock options	3,262,272	3,087,140
Warrants	8,250,000	8,250,000

Total	11,512,272	11,337,140

NOTE S—SUBSEQUENT EVENTS

On February 26, 2013, the Company entered into a number of agreements with affiliates of InterDigital, Inc. (NASDAQ: IDCC) (“InterDigital”) relating to a research and development collaboration arrangement (the “R&D Collaboration”).  In connection with this arrangement, affiliates of InterDigital have invested an aggregate of $900,000 in return for newly issued shares of the Company’s common stock (the “InterDigital Equity Investment”) and the Company’s issuance of a senior secured promissory note that will mature December 31, 2015 (the “InterDigital Note”).

The InterDigital Equity Investment was made pursuant to a Securities Purchase Agreement dated February 26, 2013 by and between the Company and DRNC Holdings, Inc. (“DRNC”) (the “InterDigital SPA”).  Pursuant to the InterDigital SPA, the Company issued 4,026,935 shares of its common stock at a purchase price $0.10 per share, for an aggregate purchase price of $402,693.  DRNC has anti-dilution rights under the InterDigital SPA that would require the Company to issue additional shares to DRNC on a full-ratchet basis if the Company, within the nine months following February 26, 2013, sells or issues any common stock or common stock equivalents (other than sales or issuances to directors, officers, employees or independent contractors in the ordinary course of business for compensation purposes and stock splits and stock dividends payable in respect of the Company’s common stock) having a purchase, exercise or conversion price per share less than $0.10.

The InterDigital Note was issued pursuant to a Note Purchase Agreement dated February 26, 2013 by and between the Company and DRNC (the “InterDigital NPA”).  Pursuant to the InterDigital NPA, the InterDigital Note was issued in a principal amount of $497,307 and bears interest at a rate of 7% per annum, with a default rate of 9% per annum while a nonpayment default is continuing.  The InterDigital Note is secured by a security interest in all of the tangible and intangible assets of the Company, and is subject to acceleration upon an event of default.  Under the InterDigital NPA, the Company agreed to comply with certain financial covenants, including a leverage ratio covenant and an annual limit on capital expenditures other than in the ordinary course of business.  A portion of the proceeds from the sale of the InterDigital Note were used to repay the Colatosti Note (see Note I) in full, with the remaining proceeds to be used for other general corporate purposes.

Concurrently with the closing of the InterDigital transactions described above, the Company closed an equity financing with a number of private investors (the “Private Investor Investment”) pursuant to a Securities Purchase Agreement dated February 26, 2013 by and between the Company and such private and institutional investors (the “Private Investor SPA”).  Pursuant to the Private Investor SPA, the Company issued 5,000,000 shares of its common stock at a purchase price $0.10 per share, for an aggregate purchase price of $500,000.

The total combination of debt, equity and R&D funding of $1,425,000 at closing was used to repay existing debt (the Colatosti Note as defined in Note L, in full), fund growth initiatives and provide general working capital for the business. The transactions are expected to close on or around the end of the first quarter of 2013, and are not expected to have a material effect on the number of common shares or potential common shares of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-KEY INTERNATIONAL, INC.

Date: April 1, 2013	By:	/s/ MICHAEL W. DEPASQUALE
Michael W. DePasquale
CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. DEPASQUALE	Chief Executive Officer and Director	April 1, 2013
Michael W. DePasquale

/s/ CECILIA WELCH	Chief Financial Officer, Principal Accounting Officer	April 1, 2013
Cecilia Welch

/s/ THOMAS J. COLATOSTI	Chairman of the Board of Directors	April 1, 2013
Thomas J. Colatosti

/s/ JEFFREY J. MAY	Director	April 1, 2013
Jeffrey J. May

/s/ CHARLES P. ROMEO	Director	April 1, 2013
Charles P. Romeo

/s/ JOHN SCHOENHERR	Director	April 1, 2013
John Schoenherr

EXHIBIT INDEX

Exhibit No.	Description
3.1 (1)	Certificate of Incorporation of BIO-key International, Inc., a Delaware corporation
3.2 (1)	By-Laws of BIO-key International, Inc., a Delaware corporation
3.3 (1)	Certificate of Amendment of Certificate of Incorporation of BIO-key International, Inc., a Delaware corporation
4.1 (2)	Specimen certificates for shares of BIO-key International, Inc. common stock
10.1 (3)	SAC Technologies, Inc. 1999 Stock Option Plan
10.2 (4)	Employment Agreement by and between BIO-key International, Inc. and Mira LaCous dated November 20, 2001
10.3 (5)	BIO-key International, Inc. 2004 Stock Incentive Plan
10.4 (6)	Options to Purchase 50,000 and 65,241 Shares of Common Stock issued to Thomas J. Colatosti
10.5 (6)	Options to Purchase 100,000 and 130,481 Shares of Common Stock issued to Jeff May
10.6 (6)	Options to Purchase 50,000 and 32,620 Shares of Common Stock issued to Charles Romeo
10.7 (6)	Options to Purchase 50,000 and 48,930 Shares of Common Stock issued to John Schoenherr
10.8 (6)	Option to Purchase 500,000 Shares of Common Stock issued to Michael W. DePasquale
10.9 (6)	Option to Purchase 50,000 Shares of Common Stock issued to Thomas J. Colatosti
10.10 (6)	Options to Purchase 50,000 and 25,000 Shares of Common Stock issued to Jeff May
10.11 (6)	Option to Purchase 50,000 Shares of Common Stock issued to Charles Romeo
10.12 (6)	Option to Purchase 100,000 Shares of Common Stock issued to John Schoenherr
10.13 (7)	Warrant to purchase 250,000 shares of Common Stock issued to Thomas J. Colatosti on December 28, 2009
10.14 (7)	Convertible Note, dated as of December 28, 2009, by and between the Company and The Shaar Fund Ltd.
10.15 (7)	Convertible Note, dated as of December 28, 2009, by and between the Company and Thomas J. Colatosti
10.16 (7)	Compensation Agreement, dated January 12, 2010, by and between the Company and Mr. Colatosti
10.17 (7)	Employment Agreement, effective March 25, 2010, by and between the Company and Michael W. DePasquale
10.18 (9)	Omnibus Amendment and Waiver Agreement, dated as of December 30, 2010, by and between the Company and InterAct911 Mobile Systems, Inc, and SilkRoad Equity, LLC
10.19 (9)	Securities Exchange Agreement, dated as of December 31, 2010, by and between the Company and The Shaar Fund Ltd., and Thomas J. Colatosti
10.20 (9)	Security and Subordination Agreement, dated as of December 31, 2010, by and between the Company and The Shaar Fund Ltd., and Thomas J. Colatosti
10.21 (9)	Warrant to purchase 8,000,000 shares of Common Stock issued to The Shaar Fund Ltd. on December 31, 2010
10.22 (9)	Secured Note, dated as of December 31, 2010, by and between the Company and The Shaar Fund Ltd.
10.23 (9)	Secured Note, dated as of December 31, 2010, by and between the Company and Thomas J. Colatosti
10.24 (8)	Note Amendment and Extension Agreement, effective as of December 31, 2012, by and between the Company and Thomas J. Colatosti
21.1 (10)	List of subsidiaries of BIO-key International, Inc.
23.1 (8)	Consent of RMSBG P.C
31.1 (8)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (8)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (8)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 (8)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS (8)	XBRL Instance Document
101.SCH (8)	XBRL Taxonomy Extension Schema Document
101.CAL (8)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (8)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (8)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (8)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2005 and incorporated herein by reference.

(2)	Filed as an exhibit to the registrant’s registration statement on Form SB-2, File No. 333-16451 dated February 14, 1997 and incorporated herein by reference.

(3)	Filed as an exhibit to the registrant’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2000 and incorporated herein by reference.

(4)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2001 and incorporated herein by reference.

(5)	Filed as an exhibit to the registrant’s registration statement on Form SB-2, File No. 333-120104 dated October 29, 2004 and incorporated herein by reference.

(6)	Filed as an exhibit to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2009 and incorporated herein by reference.
(7)	Filed as an exhibit to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2010 and incorporated herein by reference.

(8)	Filed herewith.

(9)	Filed as an exhibit to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2011 and incorporated herein by reference.

(10)	Previously filed