Form 10-Q
period 2013-03-31
BIO KEY INTERNATIONAL INC
filed 2013-05-15
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of May 12, 2013 was 87,182,348

BIO-KEY INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$451,748	$83,989
Accounts receivable, net of allowance for doubtful accounts of $20,526 at March 31, 2013 and December 31, 2012	449,110	604,784
Due from factor	94,380	189,904
Inventory	4,351	4,186
Prepaid expenses and other	59,303	25,088
Total current assets	1,058,892	907,951
Equipment and leasehold improvements, net	18,531	24,267
Deferred finance costs	55,521	-
Deposits and other assets	8,712	8,712
Intangible assets—less accumulated amortization	193,093	195,911
Total non-current assets	275,857	228,890
TOTAL ASSETS	$1,334,749	$1,136,841

LIABILITIES
Accounts payable	$649,308	$931,276
Accrued liabilities	385,623	593,599
Deferred revenue	467,108	508,520
Note payable – related party	-	321,428
Total current liabilities	1,502,039	2,354,823
Note Payable	497,307	-
Total non-current liabilities	497,307	-
TOTAL LIABILITIES	$1,999,346	$2,354,823

STOCKHOLDERS’ DEFICIENCY:
Common stock — authorized, 170,000,000 shares; issued and outstanding; 87,182,348 of $.0001 par value at March 31, 2013 and 78,155,413 December 31, 2012	8,718	7,815
Additional paid-in capital	51,930,685	51,062,624
Accumulated deficit	(52,604,000)	(52,288,421)
TOTAL STOCKHOLDERS’ DEFICIENCY	(664,597)	(1,217,982)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,334,749	$1,136,841

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2013	2012

Revenues
Services	$276,960	$395,854
License fees and other	527,683	1,014,573
	804,643	1,410,427
Costs and other expenses
Cost of services	40,715	124,017
Cost of license fees and other	77,098	57,413
	117,813	181,430
Gross Profit	686,830	1,228,997

Operating Expenses
Selling, general and administrative	732,076	604,884
Research, development and engineering	262,809	254,487
Total Operating Expenses	994,885	859,371
Operating (loss) income	(308,055)	369,626
Other expenses
Interest expense	(7,524)	(6,128)
Total Other expenses	(7,524)	(6,128)
Net (loss) income	$(315,579)	$363,498

Basic (Loss) Income per Common Share	$0.00 *	$0.00	*
Diluted (Loss) Income per Common Share	$0.00 *	$0.00	*
* Represents less than $0.01

Weighted Average Shares Outstanding:
Basic	81,465,289	78,155,413
Diluted	81,465,289	78,156,172

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012

CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income	$(315,579)	$363,498
Adjustments to reconcile net (loss) income to cash (used for) provided by operating activities:
Depreciation	5,736	7,970
Amortization
Intangible assets	2,818	2,817
Deferred costs	1,682	-
Share-based compensation	12,447	20,741
Change in assets and liabilities:
Accounts receivable trade	155,674	100,290
Due from factor	95,524	-
Inventory	(165)	1,129
Prepaid expenses and other	(34,215)	(8,176)
Accounts payable	(281,968)	(272,814)
Accrued liabilities	(207,976)	18,016
Deferred revenue	(41,412)	(65,905)
Net cash (used for) provided by operating activities	(607,434)	167,566
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock	902,693	-
Repayment of note payable – related party	(321,428)	-
Proceeds from issuance of note payable	497,307	-
Costs to issue common stock	(46,176)	-
Financing costs for note payable	(57,203)	-
Net cash provided by financing activities	975,193	-
NET INCREASE IN CASH AND CASH EQUIVALENTS	367,759	167,566
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	83,989	43,437
CASH AND CASH EQUIVALENTS, END OF PERIOD	$451,748	$211,003

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2013	2012

Cash paid for:
Interest	$51,494	$—

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013 (Unaudited)

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The balance sheet at December 31, 2012 was derived from the audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”), filed on April 1, 2013.

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

2.                      GOING CONCERN

The Company has incurred significant losses to date and at March 31, 2013,  had an accumulated deficit of approximately $53 million. In addition, broad commercial acceptance of the Company’s technology is critical to the Company’s success and ability to generate future revenues. At March 31, 2013, the Company’s total cash and cash equivalents were approximately $452,000, as compared to approximately $84,000 at December 31, 2012.

The Company has financed itself in the past through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. The Company currently requires approximately $390,000 per month to conduct  operations, a monthly amount that we have been unable to achieve through revenue generation.

During the three months ended March 31, 2013, the Company raised proceeds of $1,297,000 net of fees through the issuance of a senior secured promissory note and shares of common stock . See Notes 5 and 6.

If the Company is unable to generate sufficient revenue to meet our goals, it will need to obtain additional third-party financing to (i) conduct the sales, marketing and technical support necessary to execute its plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. No assurance can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained by the Company, in order to meet its needs, or that such financing would not be dilutive to existing shareholders.

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

3.                      SHARE BASED COMPENSATION

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2013	2012

Selling, general and administrative	$11,121	$2,223
Research, development and engineering	1,326	18,518
	$12,447	$20,741

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

The reconciliation of the numerator of the basic and diluted EPS calculations was as follows for the three month periods ended March 31, 2013 and 2012:

	Three Months ended March 31,
	2013	2012

Basic Numerator:

Net (loss) income	$(315,579)	$363,498

Basic Denominator:	81,465,289	78,155,413
Per Share Amount	$0.00	$0.00

The following table summarizes the potential weighted average shares of common stock that were included in the diluted per share calculation for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012

Stock Options	-	759

	Three Months ended March 31,
	2013	2012

Dilutive Numerator:

Net (loss) income	$(315,579)	$363,498

Dilutive Denominator:	81,465,289	78,156,172
Per Share Amount	$0.00*	$0.00*

* Represents less than $0.01 per share

The following table sets forth the options and warrants which were excluded from the diluted per share calculation even though the exercise prices were  less than the average market price of the common shares because the effect of including these potential shares was antidilutive due to the net losses for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012

Stock options	647,660	-
Warrants	-	-

Total	647,660	-

The following table sets forth options and warrants which were excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months Ended March 31,
	2013	2012

Stock options	3,025,000	4,588,560
Warrants	8,250,000	8,250,000

Total	11,275,000	12,838,560

5.                      NOTES PAYABLE

The 2010 Exchange Agreement

Effective as of December 31, 2010, the Company entered into a Securities Exchange Agreement (the “2010 Exchange Agreement”) with Thomas Colatosti (“Colatosti”), the Company’s Chairman of the Board. Pursuant to the 2010 Exchange Agreement, Mr. Colatosti agreed to exchange all of his outstanding shares of Series D Convertible Preferred Stock, including all accrued and unpaid dividends thereon, and the 7% Convertible Promissory Note dated as of December 28, 2009 issued by the Company to Mr. Colatosti in the original principal amount of $64,878 for a new non-convertible 7% Secured Promissory Note in the original principal amount of $350,804 (the “Colatosti Note”).

The principal and interest under the Colatosti Note was scheduled to be repaid by the Company in cash on December 31, 2012. Pursuant to a Note Amendment and Extension Agreement effective as of December 31, 2012, the maturity date of the Colatosti Note was extended to March 31, 2013. In February 2013, the principal balance and accrued interest owing under the Colatosti Note was repaid from the proceeds of the new financing (see Note 2).  At March 31, 2013 and December 31, 2012, the amount payable under the Colatosti Note  was $0 and $321,428, respectively.

2013 Note Purchase Agreement

Pursuant to a Note Purchase Agreement dated February 26, 2013 by and between the Company and DRNC (the “InterDigital NPA”). Pursuant to the InterDigital NPA, the InterDigital Note was issued in a principal amount of $497,307 and bears interest at a rate of 7% per annum, with a default rate of 9% per annum while a nonpayment default is continuing. The InterDigital Note matures on December 31, 2015, is secured by a security interest in all of the tangible and intangible assets of the Company and is subject to acceleration upon an event of default. Under the InterDigital NPA, commencing July 1, 2013, the Company is required to comply with certain financial covenants, including a leverage ratio covenant and an annual limit on capital expenditures other than in the ordinary course of business.. A portion of the proceeds from the sale of the InterDigital Note were used to repay the Colatosti Note in full, with the remaining proceeds to be used for other general corporate purposes.  At March 31, 2013, the amount payable under the InterDigital Note was $497,307.

In connection with the InterDigital NPA and InterDigital Note, the Company incurred costs totaling $57,203.  Such costs were capitalized and are being amortized over the term of the InterDigital Note on the effective interest method.

6.                      STOCKHOLDERS’ DEFICIENCY

Issuances of Common Stock

Pursuant to a Securities Purchase Agreement dated February 26, 2013 by and between the Company and DRNC (the “InterDigital SPA”), the Company issued 4,026,935 shares of its common stock at a purchase price $0.10 per share, for an aggregate purchase price of $402,693. DRNC has anti-dilution rights under the InterDigital SPA that would require the Company to issue additional shares to DRNC on a full-ratchet basis if the Company, within the nine months following February 26, 2013, sells or issues any common stock or common stock equivalents (other than sales or issuances to directors, officers, employees or independent contractors in the ordinary course of business for compensation purposes and stock splits and stock dividends payable in respect of the Company’s common stock) having a purchase, exercise or conversion price per share of less than $0.10.

Concurrently with the closing of the transactions described above, the Company closed an equity financing with a number of private investors pursuant to a Securities Purchase Agreement dated February 26, 2013 by and between the Company and such private and institutional investors (the “Private Investor SPA”). Pursuant to the Private Investor SPA, the Company issued 5,000,000 shares of its common stock at a purchase price $0.10 per share, for an aggregate purchase price of $500,000.

In connection with the share issuances described above, the Company incurred costs of $46,176 which were offset against additional paid-in capital.

Issuances of Stock Options

For the three months ended March 31, 2013 and 2012, 2,300,000 and 1,125,000 stock options were granted, respectively. Terms of the options issued in 2013 include the following: term - 7 years, excercise price - $0.17, vesting - 3 years.

Derivative Liabilities

In connection with the issuances of equity instruments or debt, the Company may issue options or warrants to purchase common stock. In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity. In addition, the equity instrument or debt may contain embedded derivative instruments, such as conversion options or listing requirements, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument. The Company accounts for derivative liability instruments under the provisions of FASB ASC 815, “Derivatives and Hedging.”

As discussed above, the Company issued shares to DRNC that contain anti-dilution rights.  The Company determined that the anti-dilution rights are embedded derivatives that must be bifurcated and recorded as derivative liabilities. In addition, the Company would be required to revalue the derivative liabilities at the end of each reporting period with the change in value reported on the statement of operations. The Company did not account for these derivative liabilities in its financial statements as it was determined to not be material.

7.                      SEGMENT INFORMATION

The Company has determined that its continuing operations are one discrete segment consisting of Biometric products. Geographically, North American sales accounted for approximately 98% and 97% of the Company’s total sales for the three months ended March 31, 2013 and 2012, respectively.

8.                      FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities, and notes payable, are carried at, or approximate, fair value because of their short-term nature.

9.                      MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLES

For the three months ended March 31, 2013 and 2012, three customers accounted for 61% and 76% of revenue, respectively.  At March 31, 2013, one customer accounted for 56% of accounts receivable.  At December 31, 2012, two customers accounted for 88% of accounts receivable.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Report on Form 10-Q and in other public statements by the Company and Company officers include or may contain certain forward-looking statements. All statements other than statements of historical facts contained in this Report on Form 10-Q, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in the forward-looking statements are reasonable, we cannot be sure that they will be achieved.  Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: our history of losses and limited revune; our ability to raise additional capital; infringement on our intellectual propery; changes in business conditions; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; security breaches; competition between us and other companies in the biometric technology industry; market acceptance of our products under development; delays in the development of products and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.  Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

In partnerships with OEMs, integrators, and solution providers, we provide biometric software solutions to private and public sector customers.  We provide the ability to positively identify and authenticate individuals before granting access to valuable corporate resources, web portals or applications in seconds.  Powered by our patented Vector Segment Technology™ our VST™, WEB-key® and BSP development kits are fingerprint biometric solutions that provide true interoperability with all major reader manufacturers, enabling application developers and integrators to seamlessly integrate fingerprint biometrics into virtually any application.

We have developed what we believe is the most discriminating and effective commercially available finger-based biometric technology. Our primary focus is in marketing and selling this technology into commercial logical and physical Privilege Entitlement & Access Control markets.  Our primary market focus includes Mobile Payments & Credentialing, Online Payments and Credentialing, and Healthcare record and payment data security, among other things.  Our secondary focus includes government markets, primarily law enforcement forensic investigation and Homeland Security.

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

STRATEGIC OUTLOOK

Historically, our largest market has been access control within highly regulated industries such as healthcare.  However, we believe the mass adoption of advanced smart-phone and hand-held wireless devices have caused commercial demand for advanced user authentication to emerge as viable.  The introduction of smart-phone capabilities, like Mobile Payments and Credentialing, could effectively require biometric user authentication on mobile devices to reduce risks of identity theft, payment fraud and other forms of fraud in the mobile or cellular based World Wide Web. As more services and payment functionalities, like Mobile Wallets and Near Field Communication (NFC), migrate to smart-phones, the value and potential risk associated with such systems should grow and drive demand and adoption of advanced user authentication technologies, including fingerprint biometrics and BIO-key solutions.

We believe there is potential for significant market growth in three key areas:

•	Corporate Network Access Control, including corporate campuses, computer networks and applications;

•	Consumer Mobile Credentialing, including mobile payments, credit and payment card programs, data and application access, and commercial loyalty programs; and.

•	Government Services and highly regulated industries, including Medicare, Medicaid, Social Security, drivers licenses, campus and school ID, passports/visas.

In the near-term, we expect to grow our business within the government services and  highly-regulated industries which we have historically had a strong presence, such as the healthcare industry.  We believe that continued heightened security and privacy requirements in these industries will generate increased demand for security solutions, including biometrics.

Over the longer term, we intend to expand our business into the Cloud and mobile computing industries. The emergence of Cloud computing and mobile computing are primary drivers of commercial and consumer adoption of advanced authentication applications, including biometric and BIO-key authentication capabilities.  As the value of assets, services and transactions increases on such networks, we expect that security and user authentication demand will rise proportionately.

CRITICAL ACCOUNTING POLICIES

For detailed information on our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and in our Annual Report on Form 10-K, for the year ended December 31, 2012.  There have been no material changes to our critical accounting policies and estimates from those disclosed in our most recent Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013 AS COMPARED TO MARCH 31, 2012

INTRODUCTION

Consolidated Results of Operations - Percent Trend

	Three Months Ended March 31,
	2013	2012
Revenues
Services	34%	28%
License fees and other	66%	72%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	5%	9%
Cost of license fees and other	10%	4%
Total Cost of Goods Sold	15%	13%
Gross profit	85%	87%

Operating expenses
Selling, general and administrative	91%	43%
Research, development and engineering	33%	18%
Total Operating Expenses	124%	61%
Operating (loss) income	-38%	26%

Other income (expenses)	-1%	0%

Net (loss) income	-39%	26%

Revenues and cost of goods sold

	Three months ended
	March 31,
	2013	2012	$ Change	% Change

Revenues
Service	$276,960	395,854	$(118,894)	-30%
License & other	527,683	1,014,573	(486,890)	-48%
Total Revenue	$804,643	$1,410,427	$(605,784)	-43%

Cost of goods sold
Service	$40,715	124,017	(83,302)	-67%
License & other	77,098	57,413	19,685	34%
Total COGS	$117,813	$181,430	$(63,617)	-35%

Revenues

For the three months ended March 31, 2013 and 2012, service revenues were $276,960 and $395,854, respectively, a decrease of $118,894, or 30%.  The decrease is due to lower non-recurring custom services revenue of approximately $120,000.  Recurring maintenance and support revenue remained relatively constant at $174,000 as compared to $173,000 during the three months ended March 31, 2012.

For the three months ended March 31, 2013, license and other revenue (comprised of third party hardware and royalty) decreased as a result of several contributing factors.  Core software license revenue decreased by approximately $545,000, or 60%, primarily as a result of no new large implementation in a blood center in 2013. For the three months ended March 31, 2013 and 2012, we continued to ship products to McKesson Corporation for the continued deployment of our identification technology in its AccuDose® product line, and for continued expansion of biometric ID deployments with commercial partners ChoicePoint /LexisNexis, Educational Biometric Technology, and Identimetrics. Third-party hardware sales increased by approximately $57,000, or 78%, due to continued expansions from existing customers.  Our royalty income for the three months ended March 31, 2013 and 2012 was derived primarily from an OEM agreement and increased from approximately $25,000 to approximately $26,000.

Costs of goods sold

For the three months ended March 31, 2013 cost of service decreased approximately $83,000 as a result of reduced costs associated with lower non-recurring custom services revenue. For the three months ended March 31, 2013, license and other costs increased $19,685 as a result of increases in third party hardware and third party license costs.

Selling, general and administrative

	Three months ended
	March 31,
	2013	2012	$ Change	% Change

Selling, general and administrative	$732,076	$604,884	$127,192	21%

Selling, general and administrative costs for the three months ended March 31, 2013 increased 21% from the corresponding period in 2012.  The increase was related to fees associated with  the InterDigital agreements, personnel costs and factoring fees, offset by a decrease in channel marketing expense related to decreased non-recurring custom services revenue, and a decrease in commission expense related to lower revenue.

Research, development and engineering

	Three months ended
	March 31,
	2013	2012	$ Change	% Change

Research, development and engineering	$262,809	$254,487	$8,322	3%

For the three months ended March 31, 2013, research, development and engineering costs increased 3% from the corresponding period in 2012 as a result of additional temporary outside services, offset by reduced travel and reduced share-based compensation expenses.

Other income and expense

	Three months ended
	March 31,
	2013	2012	$ Change	% Change

Interest expense	$(7,524)	$(6,128)	$(1,396)	23%

Interest expense during the three months ended March 31, 2013 was comprised of accrued interest on promissory notes issued in 2010 and 2013 (see Note 5 to our financial statements contained elsewhere in this report), and the amortized portion of the deferred financing costs for the promissory note issued in 2013. Interest expense for the three months ended March 31, 2012 consisted of accrued interest on the promissory note issued in 2010.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash used for operations during the three months ended March 31, 2013 was approximately $607,000 which includes a one time fees of approximately $133,000 related to the transactions with InterDigital . The cash used in operating activities was primarily attributable to the following items:

●	Positive cash flows related to an decrease in accounts receivable of approximately $156,000 due to one large order received and paid for in the first quarter and approximately $96,000 in payments received from factored receivables;

●	Negative cash flows related to a decrease in accounts payable and accrued expenses of approximately $490,000, attributable to working capital management, an increase in prepaid expenses of approximately $34,000, attributable to retaining specialized consultants, and a decrease of approximately $41,000 in deferred revenue.

Net cash provided by financing activities during the three months ended March 31, 2013 was approximately $975,000 from the following activities :

●	Positive cash flow from the issuance of 9,026,935 shares of common stock for an aggregate purchase price of $902,693 and the issuance of a 2013 Note payable in the principal amount of $497,307

●
Negative cash flows of $321,000 from the repayment of a 2010 Note payable and approximately $46,000 for the one time fees associated with the stock issuance and approximately $57,000 for one time fees associated with the Note payable.

Net working capital deficit at March 31, 2013 was approximately $443,000 as compared to approximately $1,447,000 at December 31, 2012. The improvement was driven mainly by the financing activities in the first quarter of 2013.

Capital Resources

Since January 7, 1993 (date of inception), our capital needs have been principally met through proceeds from the sale of equity and debt securities.

 We expect capital expenditures to be less than $100,000 during the next twelve months.

 We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

The following sets forth our primary sources of capital during the previous two years:

Effective December 31, 2010, Thomas Colatosti (“Colatosti”), our Chairman of the Board agreed to exchange all of his outstanding shares of Series D Convertible Preferred Stock, including all accrued and unpaid dividends thereon, and the 7% Convertible Promissory Note dated as of December 28, 2009 in the original principal amount of $64,878, for a new non-convertible 7% Secured Promissory Note in the original principal amount of $350,804 (the “Colatosti Note”).  In February 2013, the principal balance and accrued interest owing under the Colatosti Note was repaid in full from the proceeds of the financing with InterDigital described below.

On February 26, 2013, we issued a promissory note in the principal amount of $497,307 (the “InterDigital Note”) to DRNC Holdings.  The InterDigital Note accrues interest at a rate of 7% per annum, with a default rate of 9% per annum while a nonpayment default is continuing, matures on December 31, 2015, is secured by all of our tangible and intangible assets, and is subject to acceleration upon an event of default.  Commencing July 1, 2013, we are required to comply with certain financial covenants, including a leverage ratio covenant and an annual limit on capital expenditures other than in the ordinary course of business.  A portion of the proceeds from the sale of the InterDigital Note was used to repay the Colatosti Note in full, with the remaining proceeds to be used for general corporate purposes.  At March 31, 2013, $497,307 remained payable under the InterDigital Note.

On February 26, 2013, we issued 4,026,935 shares of common stock to DRNC for an aggregate purchase price of $402,963.  DRNC has anti-dilution rights that require us to issue additional shares to DRNC on a full-ratchet basis if, within the nine months following February 26, 2013, we sell or issue any common stock or common stock equivalents (other than sales or issuances to directors, officers, employees or independent contractors in the ordinary course of business for compensation purposes and stock splits and stock dividends payable in respect of our common stock) at a purchase, exercise or conversion price per share less than $0.10.

On February 26, 2013, we also issued 5,000,000 shares of common stock to a limited number of investors for an aggregate purchase price of $500,000.

As of December 2011, we entered into a 24-month accounts receivable factoring arrangement with a financial institution (the “Factor”). Pursuant to the terms of this arrangement,  from time to time, we sell to the Factor certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor  remits 75% of the accounts receivable balance to us (the “Advance Amount”), with the remaining balance, less fees payable by us, once the Factor collects the full accounts receivable balance from the customer. Factoring fees range from 2.75% to 15% of the face value of the invoice factored and are determined by the number of days required for collection of the invoice. In April 2012, the terms were updated from monthly to quarterly, and the 24-month arrangement was extended to August 1, 2014.  We expect to continue to use this factoring arrangement periodically to assist with our general working capital requirements.

Liquidity outlook

At March 31, 2013, our total cash and cash equivalents were approximately $452,000, as compared to approximately $84,000 at December 31, 2012.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and recently through factoring receivables. We currently require approximately $390,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation.  During the first quarter of 2013, we generated approximately $805,000 of revenue, which is below our average monthly requirements.

If we are unable to generate sufficient revenue to meet our goals, we will need to obtain additional third-party financing to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. Therefore, we may need to obtain additional financing through the issuance of debt or equity securities, or to restructure our financial position through transactions similar to those consummated during the 2009 to 2013 period.

Due to several factors, including our history of losses and limited revenue, our independent auditors have included an explanatory paragraph in their opinion related to our annual financial statements as to the substantial doubt about our ability to continue as a going concern. Our long-term viability and growth will depend upon the successful commercialization of our technologies and our ability to obtain adequate financing. To the extent that we require such additional financing, no assurance can be given that any form of additional financing will be available on terms acceptable to us, that adequate financing will be obtained to meet our needs, or that such financing would not be dilutive to existing stockholders. If available financing is insufficient or unavailable or we fail to continue to generate sufficient revenue, we may be required to further reduce operating expenses, delay the expansion of operations, be unable to pursue merger or acquisition candidates, or continue as a going concern.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-Key International, Inc.

Dated: May 15, 2013	/s/ MICHAEL W. DEPASQUALE
Michael W. DePasquale
Chief Executive Officer

Dated: May 15, 2013	/s/ CECILIA C. WELCH
Cecilia C. Welch
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Note Purchase Agreement dated February 26, 2013 by and between the Company and DRNC Holdings, Inc.

10.2	Senior Secured Term Promissory Note dated February 26, 2013

10.3	Securities Purchase Agreement dated February 26, 2013 by and between the Company and DRNC Holdings, Inc.

10.4	Form of Securities Purchase Agreement dated February 26, 2013 by and between the Company and certain investors

31.1	Certificate of CEO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of CFO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350

32.2	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation