Form 10-Q
period 2013-06-30
BIO KEY INTERNATIONAL INC
filed 2013-08-14
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of August 13, 2013 is 90,699,595.

BIO-KEY INTERNATIONAL, INC.

PART I -- FINANCIAL INFORMATION

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$99,573	$83,989
Accounts receivable, net of allowance for doubtful accounts of $20,526 at June 30, 2013 and December 31, 2012	140,248	604,784
Due from factor	-	189,904
Inventory	6,525	4,186
Prepaid expenses and other	37,596	25,088
Total current assets	283,942	907,951
Equipment and leasehold improvements, net	26,515	24,267
Deferred finance costs	50,473	-
Deposits and other assets	8,712	8,712
Intangible assets—less accumulated amortization	190,276	195,911
Total non-current assets	275,976	228,890
TOTAL ASSETS	$559,918	$1,136,841

LIABILITIES
Accounts payable	$431,484	$931,276
Accrued liabilities	405,901	593,599
Due to factor	41,375	-
Deferred revenue	375,709	508,520
Notes payable – related party	-	321,428
Total current liabilities	1,254,469	2,354,823
Note Payable	497,307	-
Total non-current liabilities	497,307	-
TOTAL LIABILITIES	1,751,776	2,354,823

STOCKHOLDERS’ DEFICIENCY:
Common stock — authorized, 170,000,000 shares; issued and outstanding; 87,182,348 of $.0001 par value at June 30, 2013 and 78,155,413 as of December 31, 2012	8,718	7,815
Additional paid-in capital	51,958,255	51,062,624
Accumulated deficit	(53,158,831)	(52,288,421)
TOTAL STOCKHOLDERS’ DEFICIENCY	(1,191,858)	(1,217,982)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$559,918	$1,136,841

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Revenues
Services	$257,452	$167,313	$534,412	$563,168
License fees and other	164,805	365,400	692,488	1,379,972
	422,257	532,713	1,226,900	1,943,140
Costs and other expenses
Cost of services	28,150	23,665	68,864	147,682
Cost of license fees and other	66,815	118,120	143,914	175,533
	94,965	141,785	212,778	323,215
Gross Profit	327,292	390,928	1,014,122	1,619,925

Operating Expenses
Selling, general and administrative	581,309	739,289	1,313,385	1,344,174
Research, development and engineering	286,166	258,931	548,975	513,417
	867,475	998,220	1,862,360	1,857,591
Operating loss	(540,183)	(607,292)	(848,238)	(237,666)
Other expenses
Interest expense	(14,648)	(6,127)	(22,171)	(12,255)
Total Other expenses	(14,648)	(6,127)	(22,171)	(12,255)
Net loss	$(554,831)	$(613,419)	$(870,409)	$(249,921)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.01)	$(0.01)	$0.00 *
* Represents less than $0.01
Weighted Average Shares Outstanding:
Basic and diluted	87,182,348	78,155,413	84,339,612	78,155,413

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(870,409)	$(249,921)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Allowance for doubtful accounts	-	193,000
Depreciation	11,600	15,887
Amortization
Intangible assets	5,635	5,635
Deferred costs	6,730	-
Share-based compensation	40,017	38,109
Change in assets and liabilities:
Accounts receivable trade	464,536	138,316
Factor	231,279	(13,898)
Inventory	(2,339)	1,710
Prepaid expenses and other	(12,508)	16,309
Accounts payable	(499,792)	(31,046)
Accrued liabilities	(187,698)	(17,888)
Deferred revenue	(132,811)	(85,619)
Net cash (used in) provided by operating activities	(945,760)	10,594
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,849)	-
Net cash used for investing activities	(13,849)	-
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock	902,693
Repayment of note payable – related party	(321,428)	-
Proceeds from issuance of note payable	497,307	-
Costs to issue common stock	(46,176)
Financing costs for note payable	(57,203)	-
Net cash provided by financing activities	975,193	-
NET INCREASE IN CASH AND CASH EQUIVALENTS	15,584	10,594
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	83,989	43,437
CASH AND CASH EQUIVALENTS, END OF PERIOD	$99,573	$54,031

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2013	2012

Cash paid for:
Interest	$51,494	$-

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 (Unaudited)

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

Recently Issued Accounting Pronouncements

On July 18, 2013, the FASB issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update should be applied prospectively for annual and interim periods beginning after December 15, 2013. The Company is currently evaluating the impact of its pending adoption of ASU 2013-11 on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

2.              GOING CONCERN

The Company has incurred significant losses to date and at June 30, 2013, had an accumulated deficit of approximately $53 million. In addition, broad commercial acceptance of the Company’s technology is critical to the Company’s success and ability to generate future revenues. At June 30, 2013, the Company’s total cash and cash equivalents were approximately $100,000, as compared to approximately $84,000 at December 31, 2012.

The Company has financed itself in the past through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. The Company currently requires approximately $390,000 per month to conduct operations, a monthly amount that it has been unable to achieve through revenue generation.

During the six months ended June 30, 2013, the Company raised proceeds of $1,297,000 net of fees through the issuance of a senior secured promissory note and shares of common stock. (See Notes 5 and 6).

If the Company is unable to generate sufficient revenue to meet its goals, it will need to obtain additional third-party financing to (i) conduct the sales, marketing and technical support necessary to execute its plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. No assurance can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained by the Company, in order to meet its needs, or that such financing would not be dilutive to existing shareholders.

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

3.              SHARE BASED COMPENSATION

The following table presents share-based compensation expenses included in the Company’s unaudited condensed interim consolidated statements of operations:

	Three Months ended June 30,	Three Months ended June 30,
	2013	2012

Selling, general and administrative	$20,156	$9,727
Research, development and engineering	7,414	6,206
	$27,570	$15,933

	Six Months ended June 30,	Six Months ended June 30,
	2013	2012

Selling, general and administrative	$31,277	$13,385
Research, development and engineering	8,740	24,724
	$40,017	$38,109

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

The reconciliation of the numerators of the basic and diluted EPS calculations was as follows for both of the following three and six month periods ended June 30:

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012

Basic and Dilutive Numerator:
Net (loss) available to common stockholders	$(554,831)	$(613,419)	$(870,409)	$(249,921)

Basic and Dilutive Denominator	87,182,348	78,155,413	84,339,612	78,155,413
Per Share Amount	$(0.01)	$(0.01)	$(0.01)	$0.00	*

 * Represents less than $0.01

There were no weighted average shares of common stock that were included in the diluted per share calculation for the three and six month periods ended June 30, 2013, and June 30, 2012, as the effects would have been anti-dilutive.

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012

Stock options	410,000	4,578,749	510,000	4,578,749
Warrants	8,250,000	8,250,000	8,250,000	8,250,000
Total	8,660,000	12,828,749	8,760,000	12,828,749

The following table sets forth the options and warrants which were excluded from the diluted per share calculation even though the exercise prices were less than the average market price of the common shares because the effect of including these potential shares was antidilutive due to the net losses for the three and six months ended June 30, 2013 and 2012:

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012

Stock options	2,157,965	741	1,407,814	625
Warrants	-	-	-	-
Total	2,157,965	741	1,407,814	625

5.              NOTE PAYABLE

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

The principal and interest under the Colatosti Note was scheduled to be repaid by the Company in cash on December 31, 2012. Pursuant to a Note Amendment and Extension Agreement effective as of December 31, 2012, the maturity date of the Colatosti Note was extended to March 31, 2013. In February 2013, the principal balance and accrued interest owing under the Colatosti Note was repaid from the proceeds of the new financing (see Note 6).  At June 30, 2013 and December 31, 2012, the amount payable under the Colatosti Note was $0 and $321,428, respectively.

2013 Note Purchase Agreement

Pursuant to a Note Purchase Agreement (the “InterDigital NPA”), dated February 26, 2013, by and between the Company and DRNC Holdings, Inc. (“DRNC”), the Company issued to DRNC a promissory note in the principal amount of $497,307 (the “InterDigital Note”), which accrues interest at a rate of 7% per annum, with a default rate of 9% per annum while a nonpayment default is continuing. The InterDigital Note matures on December 31, 2015, is secured by a security interest in all of the tangible and intangible assets of the Company and is subject to acceleration upon an event of default. Under the InterDigital NPA, commencing July 1, 2013, the Company is required to comply with certain financial covenants, including a leverage ratio covenant and an annual limit on capital expenditures other than in the ordinary course of business. A portion of the proceeds from the sale of the InterDigital Note were used to repay the Colatosti Note in full, with the remaining proceeds to be used for other general corporate purposes.  At June 30, 2013, the amount payable under the InterDigital Note was $497,307.

In connection with the InterDigital NPA and InterDigital Note, the Company incurred costs totaling $57,203.  Such costs were capitalized and are being amortized over the term of the InterDigital Note on the effective interest method.

6.             STOCKHOLDERS’ DEFICIENCY

Issuances of Common Stock

Pursuant to a Securities Purchase Agreement, dated February 26, 2013, by and between the Company and DRNC (the “InterDigital SPA”), the Company issued to DRNC 4,026,935 shares of its common stock at a purchase price $0.10 per share, for an aggregate purchase price of $402,693. DRNC has anti-dilution rights under the InterDigital SPA that would require the Company to issue additional shares to DRNC on a full-ratchet basis if the Company, within the nine months following February 26, 2013, sells or issues any common stock or common stock equivalents (other than sales or issuances to directors, officers, employees or independent contractors in the ordinary course of business for compensation purposes and stock splits and stock dividends payable in respect of the Company’s common stock) having a purchase, exercise or conversion price per share of less than $0.10.

Concurrently with the closing of the transactions described above, the Company closed an equity financing with a number of private investors pursuant to a Securities Purchase Agreement (the “Private Investor SPA”). Pursuant to the Private Investor SPA, the Company issued to such investors 5,000,000 shares of its common stock at a purchase price $0.10 per share, for an aggregate purchase price of $500,000.

In connection with the share issuances described above, the Company incurred costs of $46,176, which were offset against additional paid-in capital.

Issuances of Stock Options

For the six months ended June 30, 2013, 2,350,000 stock options were granted. 50,000 options were granted in the three months ended June 30, 2013. Terms of the options issued include the following: term - 7 years, exercise price - $0.174, vesting - 3 years.

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

7.              RELATED PARTY

Consulting Arrangement with Thomas J. Colatosti (“Colatosti”)

In connection with his appointment to the Board of Directors in September 2002, and as acting Chief Financial Officer from November 2008 to December 2009, the Company had entered into a number of consulting arrangements with Colatosti. Under the most recent arrangement, which expired on December 31, 2011, Mr. Colatosti provided services to the Company and its subsidiary for the two-year term at a rate of $5,000 per month. At both June 30, 2013 and December 31, 2012, Mr. Colatosti is owed $50,000. The balance owed to Colatosti is included in accounts payable..

8.              SEGMENT INFORMATION

The Company has determined that its continuing operations are one discrete segment consisting of biometric products. Geographically, North American sales accounted for approximately 96% and 86% of the Company’s total sales for the three months ended June 30, 2013 and 2012, respectively, and were approximately 97% and 94% of the Company’s total sales for the six months ended June 30, 2013 and 2012, respectively.

9.              FAIR VALUES OF FINANCIAL INSTRUMENTS

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

For the three months ended June 30, 2013 and 2012, three customers accounted for 51%, and two customers accounted for 86% of revenue, respectively. For the six months ended June 30, 2013 and 2012, two customers accounted for 41%, and four customers accounted for 94% of revenue, respectively.

At June 30, 2013, five customers accounted for 78% of accounts receivable.  At December 31, 2012, two customers accounted for 88% of accounts receivable.

11.             SUBSEQUENT EVENTS

On July 23, 2013, the Company entered into a Securities Purchase Agreement with a number of private and institutional investors (the “July Private Investor SPA”). Pursuant to the July Private Investor SPA, the Company issued units to such investors comprising 3,500,006 shares of common stock and 3,500,006 warrants to purchase additional shares of common stock, at a purchase price of $0.30 per unit for an aggregate purchase price of $1,050,000. The warrants have an exercise price of $0.40 per share. If such warrants are exercised in full, the Company would receive gross cash proceeds of approximately $1,400,000. The warrants expire five years after the date of the grant.

In connection with the share issuances described above, the Company estimates to incur costs of approximately $10,000, which will be offset against additional paid-in capital.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

The information contained in this Report on Form 10-Q and in other public statements by the Company and Company officers include or may contain certain forward-looking statements. All statements other than statements of historical facts contained in this Report on Form 10-Q, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in the forward-looking statements are reasonable, we cannot be sure that they will be achieved.  Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: our history of losses and limited revenue; our ability to raise additional capital; infringement on our intellectual property; changes in business conditions; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; security breaches; competition between us and other companies in the biometric technology industry; market acceptance of our products under development; delays in the development of products and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

We believe there is potential for significant market growth in three key areas:

●	corporate network access control, including corporate campuses, computer networks and applications;

●	consumer mobile credentialing, including mobile payments, credit and payment card programs, data and application access, and commercial loyalty programs; and.

●	government services and highly regulated industries, including Medicare, Medicaid, Social Security, drivers licenses, campus and school ID, passports/visas.

In the near-term, we expect to grow our business within the government services and highly-regulated industries that we have historically had a strong presence, such as the healthcare industry.  We believe that continued heightened security and privacy requirements in these industries will generate increased demand for security solutions, including biometrics.

Over the longer term, we intend to expand our business into the cloud and mobile computing industries. The emergence of cloud computing and mobile computing are primary drivers of commercial and consumer adoption of advanced authentication applications, including biometric and BIO-key authentication capabilities.  As the value of assets, services and transactions increases on such networks, we expect that security and user authentication demand should rise proportionately

CRITICAL ACCOUNTING POLICIES

For detailed information on our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and in our Annual Report on Form 10-K, for the year ended December 31, 2012.  There have been no material changes to our critical accounting policies and estimates from those disclosed in our most recent Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

On July 18, 2013, the FASB issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update should be applied prospectively for annual and interim periods beginning after December 15, 2013. The Company is currently evaluating the impact of its pending adoption of ASU 2013-11 on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2013 AS COMPARED TO JUNE 30, 2012

Consolidated Results of Operations - Percent Trend

	Three Months Ended June 30,
	2013	2012
Revenues
Services	61%	30%
License fees and other	39%	70%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	6%	5%
Cost of license fees and other	16%	22%
Total Cost of Goods Sold	22%	27%
Gross profit	78%	73%

Operating expenses
Selling, general and administrative	137%	138%
Research, development and engineering	68%	49%
Total Operating Expenses	205%	187%
Operating loss	-128%	-114%

Other income (expenses)	-3%	-1%

Net loss	-131%	-115%

Revenues and cost of goods sold

	Three months ended June 30,
	2013	2012	$ Change	% Change

Revenues
Service	$257,452	$167,313	$90,139	54%
License & other	164,805	365,400	(200,595)	-55%
Total Revenue	$422,257	$532,713	$(110,456)	-21%

Cost of Goods Sold
Service	$28,150	$23,665	$4,485	19%
License & other	66,815	118,120	(51,305)	-43%
Total COGS	$94,965	$141,785	$(46,820)	-33%

Revenues

For the three months ended June 30, 2013 and 2012, service revenues included approximately $178,000 and $168,000, respectively, of recurring maintenance and support revenue, and approximately $80,000 and $450, respectively, of non-recurring custom services revenue.  Recurring service revenue increased 6% from 2012 to 2013 as the Company continued to bundle maintenance agreements to its expanding customer license base, and renewed existing maintenance agreements from its legacy customers. The non-recurring custom services increased 177% for custom services revenue from four different customers of which 62% was for a project with InterDigital.

For the three months ended June 30, 2013, license and other revenue (comprised of third party hardware and royalty) decreased 55% from the same period ending June 30, 2012.  We realized a decrease of approximately $109,000 (86%) in our core software license revenue primarily as a result of a delay in the implementation of biometrics deployments in the blood bank sector. Blood banks have contributed significant revenue in the past, and since their consolidations, have extended their pre-implementation testing phase. Third-party hardware sales decreased by approximately $116,000 (54%), as a result of decreased demand from an existing OEM partner and decrease in new healthcare deployments.  Our royalty income was derived from an OEM agreement, and resulted in a 106% increase in revenue to $47,504 from $22,989 for the three months ended June 30, 2013 and 2012, respectively, due to overages for the quarter.

Costs of goods sold

For the three months ended June 30, 2013, cost of service increased approximately $4,500 due to costs associated with custom services.  License and other costs for the three months ended June 30, 2013 decreased approximately $51,000. The decrease is directly associated with the decrease in third party hardware revenue.

Selling, general and administrative

	Three months ended June 30,
	2013	2012	$ Change	% Change

Selling, general and administrative	$581,309	$739,289	$(157,980)	-21%

Selling, general and administrative costs for the three months ended June 30, 2013 decreased 21% from the corresponding period in 2012.  Reductions included referral fees and commission expense related to decreased sales. An additional decrease was related to bad debt expense of $193,000 related to a contract whose payments were behind schedule in 2012, offset by increased personnel costs and sales expenses.

Research, development and engineering

	Three months ended June 30,
	2013	2012	$ Change	% Change

Research, development and engineering	$286,166	$258,931	$27,235	11%

For the three months ended June 30, 2013, research, development and engineering costs increased 11% due to higher personnel costs and additional expenses related to temporary outside services for a specific project from the corresponding period in 2012.

Other income and expense

	Three months ended June 30,

	2013	2012	$ Change	% Change

Interest expense	$(14,648)	$(6,127)	(8,521)	139%
Total	$(14,648)	$(6,127)	$(8,521)	139%

Interest expense during the three months ended June 30, 2013 was comprised of accrued interest on promissory note issued in 2013 (see Note 5 to our financial statements contained elsewhere in this report), and the amortized portion of the deferred financing costs for the promissory note issued in 2013. Interest expense for the three months ended June 30, 2012 consisted of interest on the promissory note issued in 2010.

SIX MONTHS ENDED JUNE 30, 2013 AS COMPARED TO JUNE 30, 2012

Consolidated Results of Operations - Percent Trend

	Six Months Ended June 30,
	2013	2012
Revenues
Services	44%	29%
License fees and other	56%	71%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	5%	8%
Cost of license fees and other	12%	9%
Total Cost of Goods Sold	17%	17%
Gross profit	83%	83%

Operating expenses
Selling, general and administrative	107%	69%
Research, development and engineering	45%	26%
Total Operating Expenses	152%	95%
Operating loss	-69%	-12%

Other income (expenses)	-2%	-1%

Net loss	-71%	-13%

	Six months ended June 30,

	2013	2012	$ Change	% Change
Revenues
Service	534,412	563,168	28,756	-5%
License & other	692,488	1,379,972	(687,484)	-49%
Total Revenue	$1,226,900	$1,943,140	$(716,240)	-37%

Cost of Goods Sold
Service	68,864	147,682	(78,818)	-53%
License & other	143,914	175,533	(31,619)	-18%
Total COGS	$212,778	$323,215	$(110,437)	-34%

Revenues

For the six months ended June 30, 2013 and 2012, service revenues included approximately $352,000 and $340,000, respectively, of recurring maintenance and support revenue, and approximately $183,000 and $223,000, respectively, of non-recurring custom services revenue.  Recurring service revenue increased 4% from 2012 to 2013 as we continued to bundle maintenance agreements to our expanding customer license base, and renewed existing maintenance agreements from our legacy customers.

For the six months ended June 30, 2013 and 2012, license and other revenue (comprised of third party hardware and royalty) decreased as a result of several contributing factors.  We realized a decrease of approximately $654,000 (63%) in our core software license revenue primarily as a result of large orders in 2013 equal to 35% of two large orders in 2012.  For the six months ended June 30, 2013 and 2012, we shipped orders from McKesson for their continued deployment of our identification technology in their AccuDose® product line, and for continued expansion of biometric ID deployments with commercial partners ChoicePoint /Nexis Lexis, Educational Biometric Technology, Medflow, Davlong and Identimetrics.  Third-party hardware sales decreased by approximately $59,000 (20%), as a result of decreased demand from an existing OEM partner and smaller healthcare deployments.  Our royalty income was derived from an OEM agreement, and resulted in a 53% increase in revenue to $73,756 from $48,097 for the six months ended June 30, 2013 and 2012, respectively. The OEM partner, however, does not expect this upward trend to continue at this rate.

Costs of goods sold

For the six months ended June 30, 2013, cost of service decreased approximately $79,000 from the corresponding period in 2012 due to lower costs associated with non-recurring custom services revenue. License and other costs for the six months ended June 30, 2013 decreased from the corresponding prior year period by approximately $32,000. The decrease is directly associated with the decrease in third party hardware revenue.

Selling, general and administrative

	Six months ended June 30,
	2013	2012	$ Change	% Change

Selling, general and administrative	$1,313,385	$1,344,174	$(30,789)	-2%

Selling, general and administrative costs for the six months ended June 30, 2013 decreased 2% from the corresponding period in 2012.  Reductions included commissions and channel marketing expense related to reduced revenue. Additionally, 2012 included a bad debt expense of $193,000 related to a contract whose payments were behind schedule. There has been no bad debt expense for 2013. The decreases were offset by increases related to fees associated with the cooperation agreement with InterDigital and an agreement related to the cooperation agreement with DRNC Holdings, Inc. (“DRNC”), personnel costs, sales expense and factoring fees.

Research, development and engineering

	Six months ended June 30,
	2013	2012	$ Change	% Change

Research, development and engineering	$548,975	$513,417	$35,558	7%

For the six months ended June 30, 2013, research, development and engineering costs increased 7% due to higher personnel costs and for additional expenses related to temporary outside services for a specific project from the same period in 2012.

Other income and expense

	Six months ended June 30,
	2013	2012	$ Change	% Change

Interest expense	$(22,171)	$(12,255)	$(9,916)	81%
Total	$(22,171)	$(12,255)	$(9,916)	81%

Interest expense during the six months ended June 30, 2013 was comprised of accrued interest on promissory notes issued in 2010 and 2013 (see Note 5 to our financial statements contained elsewhere in this report), and the amortized portion of the deferred financing costs for the promissory note issued in 2013. Interest expense for the six months ended June 30, 2012 consisted of interest on the promissory note issued in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash used in operations during the six months ended June 30, 2013 was approximately $946,000 which includes a one-time fee of approximately $133,000 related to the transactions with InterDigital and DRNC . The cash used in operating activities was primarily attributable to the following items:

●

Positive cash flows related to decrease in accounts receivable of approximately $156,000 due to one large order received and paid for in the first quarter, approximately $293,000 for a large receivable, approximately $231,000 in payments received from factored receivables and an overadvance of approximately $49,000;

●

Negative cash flows related to a decrease in accounts payable and accrued expenses of approximately $688,000 due to working capital management, an increase in prepaid expenses of approximately $13,000 due to prepaid trade shows and software licensing, and a decrease of approximately $133,000 in deferred revenue.

Net cash provided by investing activities during the six months ended June 30, 2013 was approximately $14,000 from the following activities :

●	Negative cash flow for the purchase of capital expenditures

Net cash provided by financing activities during the six months ended June 30, 2013 was approximately $975,000 from the following activities :

●	Positive cash flow from the issuance of 9,026,935 shares of common stock for an aggregate purchase price of $902,693 and the issuance of a 2013 Note payable in the principal amount of $497,307

●

Negative cash flows of $321,000 from the repayment of a 2010 Note payable and approximately $46,000 for the one time fees associated with the stock issuance and approximately $57,000 for one time fees associated with the Note payable.

Net working capital deficit at June 30, 2013 was approximately $971,000 as compared to approximately $1,447,000 at December 31, 2012. The improvement was driven mainly by the financing activities in the first quarter of 2013.

Capital Resources

Since our inception, our capital needs have been principally met through proceeds from the sale of equity and debt securities.  We expect capital expenditures to be less than $100,000 during the next twelve months.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

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

On February 26, 2013, we issued a promissory note in the principal amount of $497,307 (the “InterDigital Note”) to DRNC.  The InterDigital Note accrues interest at a rate of 7% per annum, with a default rate of 9% per annum while a nonpayment default is continuing, matures on December 31, 2015, is secured by all of our tangible and intangible assets, and is subject to acceleration upon an event of default.  Commencing July 1, 2013, we are required to comply with certain financial covenants, including a leverage ratio covenant and an annual limit on capital expenditures other than in the ordinary course of business.  A portion of the proceeds from the sale of the InterDigital Note was used to repay the Colatosti Note in full, with the remaining proceeds to be used for general corporate purposes.  At June 30, 2013, $497,307 remained payable under the InterDigital Note.

On February 26, 2013, we issued 4,026,935 shares of common stock to DRNC for an aggregate purchase price of $402,693.  DRNC has anti-dilution rights that require us to issue additional shares to DRNC on a full-ratchet basis if, within the nine months following February 26, 2013, we sell or issue any common stock or common stock equivalents (other than sales or issuances to directors, officers, employees or independent contractors in the ordinary course of business for compensation purposes and stock splits and stock dividends payable in respect of our common stock) at a purchase, exercise or conversion price per share less than $0.10.

On February 26, 2013, we also issued 5,000,000 shares of common stock to a limited number of investors for an aggregate purchase price of $500,000.

On July 23, 2013, we issued units to certain investors consisting of 3,500,006 shares of our common stock and warrants to purchase an additional 3,500,006 shares of our common stock at a purchase price $0.30 per unit, for an aggregate purchase price of $1,050,000.  The warrants are exercisable at $0.40 per share and expire five years after the date of the grant.

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

Liquidity outlook

At June 30, 2013, our total cash and cash equivalents were approximately $100,000, as compared to approximately $84,000 at December 31, 2012.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and recently through factoring receivables. We currently require approximately $390,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation.  During the first half of 2013, we generated approximately $1,227,000 of revenue, which is below our average monthly requirements.

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

ITEM 4.                  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-Key International, Inc.

Dated: August 14, 2013	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer

Dated: August 14, 2013	/s/ Cecilia C. Welch
Cecilia C. Welch
Chie Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1 (1)	Certificate of CEO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended
31.2 (1)	Certificate of CFO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended
32.1 (1)	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350
32.2 (1)	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

_________________

(1)	Filed herewith

**

Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.