Form 10-Q
period 2013-09-30
BIO KEY INTERNATIONAL INC
filed 2013-11-14
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of November 13, 2013 was 115,842,315.

BIO-KEY INTERNATIONAL, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements
	Balance sheets as of September 30, 2013 (unaudited) and December 31, 2012	3
	Statements of operations for the three and nine months ended September 30, 2013 and 2012 (unaudited)	4
	Statements of cash flows for the nine months ended September 30, 2013 and 2012 (unaudited)	5
	Notes to condensed consolidated financial statements	7
Item 2	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	14
Item 4	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 5	Other Events
Item 6	Exhibits	23
		24
Signatures		25

PART I -- FINANCIAL INFORMATION

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$225,328	$83,989
Accounts receivable, net of allowance for doubtful accounts of $20,526 at September 30, 2013 and December 31, 2012	95,851	604,784
Due from factor	9,910	189,904
Inventory	5,680	4,186
Prepaid expenses and other	47,732	25,088
Total current assets	384,501	907,951
Equipment and leasehold improvements, net	29,361	24,267
Deferred financing costs	95,426	-
Deposits and other assets	8,712	8,712
Intangible assets—less accumulated amortization	187,458	195,911
Total non-current assets	320,957	228,890
TOTAL ASSETS	$705,458	$1,136,841

LIABILITIES
Accounts payable	$441,823	$931,276
Accrued liabilities	412,426	593,599
Deferred revenue	302,015	508,520
Notes payable	-	321,428
Total current liabilities	1,156,264	2,354,823
Note Payable	497,307	-
Total non-current liabilities	497,307	-
TOTAL LIABILITIES	1,653,571	2,354,823

STOCKHOLDERS’ DEFICIENCY:
Common stock — authorized, 170,000,000 shares; issued and outstanding; 90,782,912 of $.0001 par value at September 30, 2013 and 78,155,413 at December 31, 2012	9,078	7,815
Additional paid-in capital	52,984,194	51,062,624
Accumulated deficit	(53,941,385)	(52,288,421)
TOTAL STOCKHOLDERS’ DEFICIENCY	(948,113)	(1,217,982)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$705,458	$1,136,841

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Revenues
Services	$246,760	$151,044	$781,172	$714,212
License fees and other	184,816	258,875	877,304	1,638,847
	431,576	409,919	1,658,476	2,353,059
Costs and other expenses
Cost of services	47,531	18,479	116,395	166,161
Cost of license fees and other	55,439	80,788	199,353	256,321
	102,970	99,267	315,748	422,482
Gross Profit	328,606	310,652	1,342,728	1,930,577

Operating Expenses
Selling, general and administrative	740,725	329,881	2,054,110	1,674,055
Research, development and engineering	353,583	207,186	902,558	720,603
	1,094,308	537,067	2,956,668	2,394,658
Operating loss	(765,702)	(226,415)	(1,613,940)	(464,081)
Other expenses
Interest expense	(13,942)	(6,194)	(36,113)	(18,449)
Franchise tax	(2,910)	-	(2,910)	-
	(16,852)	(6,194)	(39,023)	(18,449)

Net loss	$(782,554)	$(232,609)	$(1,652,963)	$(482,530)
Basic and Diluted Loss per Common Share	$(0.01)	$0.00	$(0.02)	$(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	89,844,062	78,155,413	86,194,591	78,155,413

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2012

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,652,963)	$(482,530)
Adjustments to reconcile net loss to cash (used for) provided by operating activities:
Allowance for doubtful accounts	-	(107,000)
Depreciation	18,351	23,026
Amortization	-	-
Intangible assets	8,453	8,452
Deferred costs	11,776	-
Share-based compensation	62,272	45,054
Change in assets and liabilities:
Accounts receivable	508,933	421,675
Due from factor	179,994	(4,749)
Inventory	(1,494)	2,612
Prepaid expenses and other	(22,644)	33,166
Accounts payable	(489,453)	226,729
Accrued liabilities	(181,172)	54,276
Deferred revenue	(206,505)	(156,583)
Net cash (used for) provided by operating activities	(1,764,452)	64,128
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,446)	-
Net cash used for investing activities	(23,446)	-
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock	1,952,693	-
Repayment of notes payable – related party	(321,428)	-
Proceeds from issuance of Note Payable	497,307	-
Costs to issue common stock	(142,133)	-
Financing costs for Note Payable	(57,202)	-
Net cash provided by financing activities	1,929,237	-
NET INCREASE IN CASH AND CASH EQUIVALENTS	141,339	64,128
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	83,989	43,437
CASH AND CASH EQUIVALENTS, END OF PERIOD	$225,328	$107,565

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2013	2012

Cash paid for:
Interest	$11,991	$-

Noncash Investing and Financing Activities:
Issuance of warrants for deferred financing costs and equity raise	$89,637	$-

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 (Unaudited)

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The balance sheet at December 31, 2012 was derived from the audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”), filed with the SEC on April 1, 2013.

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

2.                LIQUIDITY AND CAPITAL RESOURCE MATTERS

The Company has incurred significant losses to date and at September 30, 2013, had an accumulated deficit of approximately $54 million. In addition, broad commercial acceptance of the Company’s technology is critical to the Company’s success and ability to generate future revenues. At September 30, 2013, the Company’s total cash and cash equivalents were approximately $225,000, as compared to approximately $84,000 at December 31, 2012.

The Company has financed itself in the past through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. The Company currently requires approximately $400,000 per month to conduct operations, a monthly amount that it has been unable to achieve through revenue generation.

During the nine months ended September 30, 2013, the Company raised proceeds of $2,251,000 net of fees through the issuance of a senior secured promissory note, shares of common stock, and warrants. (See Notes 5 and 6).

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

3.                SHARE BASED COMPENSATION

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited interim condensed consolidated statements of operations:

	Three Months Ended September 30,	Three Months Ended September 30,
	2013	2012

Selling, general and administrative	$19,294	$5,637
Research, development and engineering	2,961	1,308
	$22,255	$6,945

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2013	2012

Selling, general and administrative	$50,571	$19,022
Research, development and engineering	11,701	26,032
	$62,272	$45,054

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

The reconciliation of the numerators of the basic and diluted EPS calculations was as follows for both of the following three and nine month periods ended September 30:

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012
Basic Numerator:

(Loss) available to common stockholders	$(782,554)	$(232,609)	$(1,652,963)	$(482,530)

Basic Denominator	89,844,062	78,155,413	86,194,591	78,155,413
Per Share Amount	$(0.01)	$0.00	$(0.02)	$(0.01)

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Potentially dilutive Stock Options	2,802,392	-	2,027,713	-
Potentially dilutive Warrants	817,072	-	174,477	-
Total	3,619,464	-	2,202,190	-

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Stock options	410,000	4,575,749	410,000	4,575,749
Warrants	3,500,006	8,250,000	11,750,006	8,250,000
Total	3,910,006	12,825,749	12,160,006	12,825,749

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

The principal and interest under the Colatosti Note was scheduled to be repaid by the Company in cash on December 31, 2012. Pursuant to a Note Amendment and Extension Agreement effective as of December 31, 2012, the maturity date of the Colatosti Note was extended to March 31, 2013. In February 2013, the principal balance and accrued interest owing under the Colatosti Note was repaid from the proceeds of the new financing (see Note 6).  At September 30, 2013 and December 31, 2012, the amount payable under the Colatosti Note was $0 and $321,428, respectively.

2013 Note Purchase Agreement

Pursuant to a Note Purchase Agreement (the “InterDigital NPA”) dated February 26, 2013 by and between the Company and DRNC Holdings, Inc. (“DRNC”), the Company issued to DRNC a promissory note in the principal amount of $497,307 (the “InterDigital Note”), which accrues interest at a rate of 7% per annum, with a default rate of 9% per annum while a nonpayment default is continuing. The InterDigital Note matures on December 31, 2015, is secured by a security interest in all of the tangible and intangible assets of the Company, and is subject to acceleration upon an event of default. Under the InterDigital NPA, commencing July 1, 2013, the Company is required to comply with certain financial covenants, including a leverage ratio covenant and an annual limit on capital expenditures other than in the ordinary course of business. A portion of the proceeds from the sale of the InterDigital Note were used to repay the Colatosti Note in full, with the remaining proceeds to be used for other general corporate purposes.   At September 30, 2013 the Company was not in compliance with the leverage ratio convenant but no actions were taken by DRNC. At September 30, 2013, the balance due under the InterDigital Note was $497,307.

In connection with the InterDigital NPA and InterDigital Note, the Company incurred costs totaling $57,202.  Such costs were capitalized and are being amortized over the term of the InterDigital Note on the effective interest method.

6.                STOCKHOLDERS’ DEFICIENCY

 Issuances of Common Stock

Securities Purchase Agreement dated February 26, 2013

Pursuant to a Securities Purchase Agreement dated February 26, 2013 by and between the Company and DRNC (the “InterDigital SPA”), the Company issued to DRNC 4,026,935 shares of its common stock at a purchase price $0.10 per share, for an aggregate purchase price of $402,693. DRNC has anti-dilution rights under the InterDigital SPA that requires the Company to issue additional shares to DRNC on a full-ratchet basis if the Company, within the nine months following February 26, 2013, sells or issues any common stock or common stock equivalents (other than sales or issuances to directors, officers, employees or independent contractors in the ordinary course of business for compensation purposes and stock splits and stock dividends payable in respect of the Company’s common stock) having a purchase, exercise or conversion price per share of less than $0.10.

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

Securities Purchase Agreement dated July 23, 2013

Pursuant to a Securities Purchase Agreement, dated July 23, 2013, by and between the Company and a number of private and institutional investors (the “July Private Investor SPA”), the Company issued units to such investors consisting of 3,500,006 shares of common stock and 3,500,006 warrants to purchase additional shares of common stock, at a purchase price of $0.30 per unit for an aggregate purchase price of $1,050,000. The Investors have anti-dilution rights under the July Private Investors SPA that require the Company to issue additional shares to Investors on an average-weighted basis if the Company, within the six months following July 23, 2013, sells or issues any common stock or common stock equivalents (other than sales or issuances to directors, officers, employees or independent contractors in the ordinary course of business for compensation purposes and stock splits and stock dividends payable in respect of the Company’s common stock) having a purchase, exercise or conversion price per share of less than $0.30. The warrants have an exercise price of $0.40 per share and term of five years.

In connection with the share issuances described above, the Company incurred costs of $135,594, including filing costs for the associated Registration Statement filed with the SEC pursuant to the registration rights clause, which were offset against additional paid-in capital.

Employees’ exercise options

During the three and the nine months ended September 30, 2013, 179,998 stock options were exercised resulting in the cashless issuance of 100,558 shares of common stock.

Issuances of Stock Options

During the nine months ended September 30, 2013, 2,350,000 stock options were granted. There were no options granted in the three months ended September 30, 2013. Terms of the options issued include the following: term - 7 years, exercise price - $0.174, vesting - 3 years.

Issuances of Warrants

On August 15, 2013, the Company issued 300,000 warrants to an independent contractor for work associated with the InterDigital Note and InterDigital SPA as additional compensation. The warrants have an exercise price of $0.10 per share and term of three years. The Company valued the warrants using the Black Scholes method using the following assumptions: risk free rate of 0.70%, stock price of $0.34, and 134.2% volatility for a total valuation of $89,637. The value of the warrants was allocated to the InterDigital NPA as deferred financing costs and an offset to additional-paid-in-capital for the InterDigital SPA.

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

Anti-Dilution Rights - Securities Purchase Agreements dated February 26, 2013 and July 23, 2013

As discussed above, the terms of the Security Purchase Agreements contained anti-dilution rights. The Company determined that the anti-dilution rights were embedded equity-linked components of the common stock issuances, which were closely related to the host equity instruments. Accordingly, no separate accounting of the anti-dilution rights was required.

7.              RELATED PARTY

Consulting Arrangement with Thomas J. Colatosti

In connection with his appointment to the Board of Directors in September 2002, and as acting Chief Financial Officer from November 2008 to December 2009, the Company had entered into a number of consulting arrangements with Mr. Colatosti. Under the most recent arrangement, which expired on December 31, 2011, Mr. Colatosti provided services to the Company and its subsidiary for the two-year term at a rate of $5,000 per month. At both September 30, 2013 and December 31, 2012, Mr. Colatosti is owed $50,000. The balance owed to Colatosti is included in accounts payable.

8.              SEGMENT INFORMATION

The Company has determined that its continuing operations are one discrete segment consisting of biometric products. Geographically, North American sales accounted for approximately 97% and 91% of the Company’s total sales for the three months ended September 30, 2013 and 2012, respectively, and were approximately 97% and 93% of the Company’s total sales for the nine months ended September 30, 2013 and 2012, respectively.

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

For the three months ended September 30, 2013 and 2012, two customers accounted for 43% and one customer accounted for 14% of revenue, respectively. For the nine months ended September 30, 2013 and 2012, three customers accounted for 47% and three customers accounted for 53% of revenue, respectively.

At September 30, 2013, five customers accounted for 72% of accounts receivable.  At December 31, 2012, two customers accounted for 88% of accounts receivable.

11.            SUBSEQUENT EVENTS

Pursuant to a series of Private Investors Securities Purchase Agreements (the “PI SPA”), on October 25, 2013 and November 8, 2013 the Company issued to certain private investors an aggregate of 24,647,337 units consisting of 24,647,337 shares of common stock (the “Shares”) and warrants to purchase an additional 24,647,337 shares of our common stock (the “Warrants”) for an aggregate purchase price of $3,697,100. Each unit had a purchase price of $0.15 and consisted of one share of common stock and one Warrant. The Warrants are immediately exercisable at an exercise price of $0.25 per share, have a term of three years, and are exercisable on a cashless basis if at any time following the 9 month anniversary of the issuance date, there is not an effective registration statement covering the public resale of the shares of Common Stock underlying the Warrants.

Investors in the PI SPA have certain anti-dilution rights which require the Company to issue additional shares of common stock to the investors if within the nine months following November 8, 2013, the Company, sells or issues any common stock or common stock equivalents (other than sales or issuances to directors, officers, employees or independent contractors in the ordinary course of business for compensation purposes and stock splits and stock dividends payable in respect of the Company’s common stock) having a purchase, exercise or conversion price per share of less than $0.15.

The Shares and shares of common stock underlying the Warrants are subject to a registration rights agreement pursuant to which the Company has agreed to seek registration of the Shares and the shares of common stock underlying the Warrants within 30 days and have such registration statement declared effective within 90 days.

Pursuant to a placement agency letter agreement, the Company paid the placement agent cash commissions equal to 8% of the gross proceeds of the offering, reimbursed the placement agent for its reasonable out of pocket expenses, and issued to the placement agent warrants (the “Placement Agent Warrants”) to purchase an aggregate of 1,971,786 shares of common stock. The Placement Agent Warrants have substantially the same terms as the Warrants issued to the investors, except the Placement Agent Warrants are immediately exercisable on a cashless basis.

The sales of securities in this offering triggered the anti-dilution rights set forth in the July Private Investor SPA. As a result, in connection with the October 25, 2013 closing, the per share purchase price set forth in the July Private Investor SPA was reduced to $0.2722 resulting in the issuance of 357,452 additional shares of common stock. In connection with the November 8, 2013 closing, the per share purchase price set forth in the July Private Investor SPA was further reduced to $0.2684 resulting in the issuance of 54,614 additional shares of common stock.

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

In partnerships with OEMs, integrators, and solution providers, we provide biometric software solutions to private and public sector customers.  We provide the ability to positively identify and authenticate individuals before granting access to valuable corporate resources, web portals or applications in seconds.  Powered by our patented Vector Segment Technology™ our VST™, WEB-key® and BSP development kits are fingerprint biometric solutions that provide interoperability with all major reader manufacturers, enabling application developers and integrators to integrate fingerprint biometrics into their applications.

We have developed what we believe is the most discriminating and effective commercially available finger-based biometric technology. Our primary focus is in marketing and selling this technology into commercial logical and physical privilege entitlement & access control markets.  Our primary market focus includes, among others, mobile payments & credentialing, online payments and credentialing, and healthcare record and payment data security.  Our secondary focus includes government markets, primarily law enforcement forensic investigation and Homeland Security.

STRATEGIC OUTLOOK AND RECENT DEVELOPMENTS

Historically, our largest market has been access control within highly regulated industries such as healthcare.  However, we believe the mass adoption of advanced smart-phone and hand-held wireless devices have caused commercial demand for advanced user authentication to emerge as viable.  The introduction of smart-phone capabilities, like mobile payments and credentialing, could effectively require biometric user authentication on mobile devices to reduce risks of identity theft, payment fraud and other forms of fraud in the mobile or cellular based world wide web. As more services and payment functionalities, such as mobile wallets and near field communication (NFC), migrate to smart-phones, the value and potential risk associated with such systems should grow and drive demand and adoption of advanced user authentication technologies, including fingerprint biometrics and BIO-key solutions.

In October 2013, Apple Computer Corporation released the Apple iPhone 5s smartphone (“5s”). We believe the 5s to be the first broadly distributed smartphone to incorporate fingerprint biometrics in the phone. Since that time, HTC Corporation has also released a fingerprint biometric enabled smartphone. We believe other smartphone, tablet, laptop and related smart-device manufacturers will additionally make fingerprint-enabled smart devices available for consumer applications. As devices with onboard fingerprint sensors continue to deploy to consumers, we expect that third party application developers will demand the ability to authenticate users of their respective applications (app’s) with the onboard fingerprint biometric. We further believe that authentication will occur on the device itself for potentially low-value, and therefore low-risk, use-transactions and that user authentication for high-value transactions will migrate to the application provider’s authentication server, typically located within their supporting technology infrastructure, or Cloud. We have developed our technology to enable, on-device authentication as well as network or Cloud-based authentication and believe we may be the only technology vendor capable of providing this flexibility and capability.

We believe there is potential for significant market growth in three key areas:

●	corporate network access control, including corporate campuses, computer networks and applications;

●	consumer mobile credentialing, including mobile payments, credit and payment card programs, data andapplication access, and commercial loyalty programs; and.

●	government services and highly regulated industries, including Medicare, Medicaid, Social Security,drivers licenses, campus and school ID, passports/visas.

In the near-term, we expect to grow our business within government services and highly-regulated industries in which we have historically had a strong presence, such as the healthcare industry.  We believe that continued heightened security and privacy requirements in these industries will generate increased demand for security solutions, including biometrics.

Over the longer term, we intend to expand our business into the cloud and mobile computing industries. The emergence of cloud computing and mobile computing are primary drivers of commercial and consumer adoption of advanced authentication applications, including biometric and BIO-key authentication capabilities.  As the value of assets, services and transactions increases on such networks, we expect that security and user authentication demand should rise proportionately. Our integration partners include major web and network technology providers, who we believe will deliver our cloud-applicable solutions to interested service-providers. These service-providers could include, but are not limited to, financial institutions, web-service providers, consumer payment service providers, credit reporting services, consumer data service providers, healthcare providers and others. Additionally, our integration partners include major technology component providers and OEM manufacturers, who we believe will deliver our device-applicable solutions to interested hardware manufacturers. Such manufacturers could include cellular handset and smartphone manufacturers, tablet manufacturers, laptop and PC manufacturers, among other hardware manufacturers.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2013 AS COMPARED TO SEPTEMBER 30, 2012

Consolidated Results of Operations - Percent Trend

	Three Months Ended September 30,
	2013	2012
Revenues
Services	57%	37%
License fees and other	43%	63%
	100%	100%
Costs and other expenses
Cost of services	11%	4%
Cost of license fees and other	13%	20%
	24%	24%
Gross Profit	76%	76%

Operating expenses
Selling, general and administrative	172%	80%
Research, development and engineering	82%	51%
	254%	131%
Operating loss	-177%	-55%

Other deductions
Total other deductions	-4%	-2%
Net loss	-181%	-57%

	Three months ended September 30,
	2013	2012	$ Change	% Change

Revenues
Service	$246,760	$151,044	$95,716	63%
License & other	184,816	258,875	(74,059)	-29%
Total Revenue	$431,576	$409,919	$21,657	5%

Cost of goods sold
Service	$47,531	$18,479	$29,052	157%
License & other	55,439	80,788	(25,349)	-31%
Total COGS	$102,970	$99,267	$3,703	4%

Revenues

For the three months ended September 30, 2013 and 2012, service revenues included approximately $153,000 and $151,000, respectively, of recurring maintenance and support revenue, and approximately $93,000 and $0 of non-recurring custom services revenue , respectively.  Recurring service revenue increased during the current period as we continued to bundle maintenance agreements to our expanding customer license base.

License and other revenue (comprised of third party hardware and royalties) decreased during the three months ended September 30, 2013. The decrease consisted of an approximate $38,000 or 38% decrease in our core software and royalty revenue which was offset by a $12,000 or 12% increase in third party hardware sales.  Royalty income during the three months ended September 30, 2013 was derived from an OEM agreement, and resulted in a 53% decrease in revenue of approximately $23,500, due to a cancelled international contract.

Costs of goods sold

During the three months ended September 30, 2013, cost of services increased approximately $29,000 from the corresponding period in 2012 due to increased associated requirements for non-recurring custom services revenue.

License and other costs for the three months ended September 30, 2013 decreased $25,000 from the corresponding period in 2012 due to a decrease in hardware orders and associated costs.

Selling, general and administrative

	Three months ended September 30,
	2013	2012	$ Change	% Change

Selling, general and administrative	$740,725	$329,881	$410,844	125%

Selling, general and administrative expenses increased by 125% during the three months ended September 30, 2013 from the corresponding period in 2012. The increase is largely attributable to a reversal of the allowance for doubtful accounts of $300,000 in 2012 as we had previously set up an allowance of 75% of the balance due under a contract whose payments were behind schedule.   The reversal represents 75% of a payment received under the contract in the third quarter of 2012. Other increases consisted of increased trade show attendance fees, enhanced website expenses, channel marketing expense, and new personnel costs.

Research, development and engineering

	Three months ended September 30,
	2013	2012	$ Change	% Change

Research, development and engineering	$353,583	$207,186	$146,397	71%

During the three months ended September 30, 2013, research, development and engineering costs increased 71% as we engaged temporary outside services and hired additional personnel for a specific projects.

Other income and expense

	Three months ended September 30,
	2013	2012	$ Change	% Change

Interest expense	(13,942)	(6,194)	(7,747)	125%
Franchise tax	(2,910)	-	(2,910)	100%

Total	$(16,852)	(6,194)	$(10,657)	172%

Interest expense during the three months ended September 30, 2013 was comprised of accrued interest on the promissory note issued in 2013 (see Note 5 to our financial statements contained elsewhere in this report), and the amortized portion of the deferred financing costs incurred in connection with the issuance of such note. Interest expense for the three months ended September 30, 2012 consisted of interest on the promissory note issued in 2010. Estimated minimum taxes due for 2013 were paid September 2013.

NINE MONTHS ENDED SEPTEMBER 30, 2013 AS COMPARED TO SEPTEMBER 30, 2012

Consolidated Results of Operations - Percent Trend

	Nine Months Ended September 30,
	2013	2012
Revenues
Services	47%	30%
License fees and other	53%	70%
	100%	100%
Costs and other expenses
Cost of services	7%	7%
Cost of license fees and other	12%	11%
	19%	18%
Gross Profit	81%	82%

Operating expenses
Selling, general and administrative	124%	71%
Research, development and engineering	54%	31%
	178%	102%
Operating loss	-97%	-20%

Other deductions
Total other deductions	-2%	-1%
Net Income (loss)	-99%	-21%

	Nine months ended September 30,
	2013	2012	$ Change	% Change
Revenues
Service	$781,172	$714,212	$66,690	9%
License & other	877,304	1,638,847	(761,543)	-46%
Total Revenue	$1,658,476	$2,353,059	$(694,583)	-30%

Cost of goods sold
Service	$116,395	$166,161	$(49,766)	-30%
License & other	199,353	256,321	(56,968)	-22%
Total COGS	$315,748	$422,482	$(106,734)	-25%

Revenues

For the nine months ended September 30, 2013 and 2012, service revenues included approximately $505,000 and $491,000, respectively, of recurring maintenance and support revenue, and approximately $276,000 and $223,000, respectively, of non-recurring custom services revenue.  Recurring service revenue increased 3% from 2012 to 2013 as we continued to bundle maintenance agreements to our expanding customer license base.

For the nine months ended September 30, 2013 and 2012, license and other revenue (comprised of third party hardware and royalty) decreased approximately 46% as a result of several contributing factors.  Software license revenue decreased approximately $693,000 or 60%.  During the nine months ended September 30, 2013 and 2012, we shipped orders from McKesson for their continued deployment of our identification technology in their AccuDose® product line, and for continued expansion of biometric ID deployments with commercial partners LexisNexis, Educational Biometric Technology, and Identimetrics.  Third-party hardware sales decreased by approximately $71,000 (18%), as a result smaller Healthcare deployments.  Royalty income, from an OEM agreement, for the nine months ended September 30, 2013, increased 2% to approximately $94,000 from $92,000 during the corresponding period in 2012.

Costs of goods sold

For the nine months ended September 30, 2013, cost of service decreased approximately $50,000 primarily as a result of costs associated with non-recurring custom services revenue. License and other costs for the nine months ended September 30, 2013 decreased approximately $57,000 due to the decrease in third party hardware revenue.

Selling, general and administrative

	Nine months ended September 30,
	2013	2012	$ Change	% Change

Selling, general and administrative	$2,054,110	$1,674,055	$380,055	23%

Selling, general and administrative expenses for the nine months ended September 30, 2013 increased 23% from the corresponding period in 2012.  Increases included, sales and marketing personnel, channel marketing expense, and the comparative reversal of the allowance for doubtful accounts of approximately $300,000 in 2012 as the result of a payment received on an overdue contract.  The forgoing increases were offset by a decrease in commissions related to reduced revenue.

Research, development and engineering

	Nine months ended September 30,
	2013	2012	$ Change	% Change

Research, development and engineering	$902,558	$720,603	$181,955	25%

For the nine months ended September 30, 2013, research, development and engineering costs increased 25% as we engaged temporary outside services and hired additional personnel for a specific projects.

Other income and expense

	Nine months ended September 30,
	2013	2012	$ Change	% Change

Interest expense	(36,113)	(18,449)	(17,664)	96%
Franchise tax	(2,910)	-	(2,910)	100%

Total	$(39,023)	$(18,449)	$(20,574)	112%

Interest expense during the nine months ended September 30, 2013 was comprised of accrued interest on the promissory note issued in 2013 (see Note 5 to our financial statements contained elsewhere in this report), and the amortized portion of the deferred financing costs related to the issuance of such note. Interest expense for the nine months ended September 30, 2012 consisted of interest on the promissory note issued in 2010. Estimated minimum taxes due for 2013 were paid September 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash used in operations during the nine months ended September 30, 2013 was approximately $1,764,000 which includes a one-time fee of approximately $133,000 related to the transactions with InterDigital and DRNC. The cash used in operating activities was attributable primarily to the following items:

●

Positive cash flows related to a decrease in accounts receivable of approximately $509,000 due to one large order of approximately $293,000 being received and paid for in the first quarter and approximately $229,000 in payments received from factored receivables, less an overadvance repayment of approximately $49,000; and

●

Negative cash flows related to a decrease in accounts payable and accrued expenses of approximately $671,000 due to working capital management, an increase in prepaid expenses of approximately $23,000 due to prepaid trade shows, insurance and software licensing, and a decrease of approximately $207,000 in deferred revenue.

Net cash provided by investing activities during the nine months ended September 30, 2013 was approximately $23,400 and consisted of:

●	Negative cash flow for the purchase of capital expenditures

Net cash provided by financing activities during the nine months ended September 30, 2013 was approximately $1,929,000 and attributable primarily to the following activities :

●

Positive cash flows from the issuance of 9,026,935 shares of common stock  for an aggregate purchase price of $902,693, the issuance of the 2013 Note payable in the principal amount of $497,307, and the issuance of 3,500,006 shares of common stock and warrants for an aggregate purchase price of $1,050,000; and

●

Negative cash flows of $321,000 from the repayment of a 2010 Note payable, approximately $142,000 for the one time fees associated with the stock issuances, and approximately $57,000 for one time fees associated with the 2013 Note payable.

Net working capital deficit at September 30, 2013 was approximately $772,000 as compared to approximately $1,447,000 at December 31, 2012. The improvement was driven mainly by the financing activities in the first and third quarters of 2013.

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

As of December 2011, we entered into a 24-month accounts receivable factoring arrangement with a financial institution (the “Factor”). Pursuant to the terms of this arrangement, from time to time, we sell to the Factor certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 75% of the accounts receivable balance to us (the “Advance Amount”), with the remaining balance, less fees payable by us, once the Factor collects the full accounts receivable balance from the customer. Factoring fees range from 2.75% to 15% of the face value of the invoice factored and are determined by the number of days required for collection of the invoice. In April 2012, the terms were updated from monthly to quarterly, and the 24-month arrangement was extended to August 1, 2014.  We expect to continue to use this factoring arrangement periodically to assist with our general working capital requirements due to contractual requirements.

On February 26, 2013, we issued a promissory note in the principal amount of $497,307 (the “InterDigital Note”) to DRNC.  The InterDigital Note accrues interest at a rate of 7% per annum, with a default rate of 9% per annum while a nonpayment default is continuing, matures on December 31, 2015, is secured by all of our tangible and intangible assets, and is subject to acceleration upon an event of default.  Commencing July 1, 2013, we are required to comply with certain financial covenants, including a leverage ratio covenant and an annual limit on capital expenditures other than in the ordinary course of business.   A portion of the proceeds from the sale of the InterDigital Note was used to repay the Colatosti Note in full, and the remaining proceeds were used for general corporate purposes.  At September 30, 2013 the Company was not in compliance with the leverage ratio convenant but no actions were taken by DRNC. At September 30, 2013, the balance due under the InterDigital Note was $497,307.

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

On October 25 and November 8, 2013, we issued an aggregate of 24,647,337 units consisting of 24,647,337 shares of common stock and warrants to purchase an additional 24,647,337 shares of common stock at a purchase price $0.15 per unit for an aggregate purchase price of $3,697,100 prior to deduction for placement agent fees and expenses. The warrants are exercisable at $0.25 per share and expire three years after the date of the grant. Investors in this offering have certain anti-dilution rights which require us to issue additional shares of common stock to the investors if within the nine months following November 8, 2013, we sell or issue any common stock or common stock equivalents (other than sales or issuances to directors, officers, employees or independent contractors in the ordinary course of business for compensation purposes and stock splits and stock dividends payable in respect our common stock) having a purchase, exercise or conversion price per share of less than $0.15. We have agreed to register the public resale of the shares of common stock and the shares of common stock underlying the warrants sold in this offering by filing a registration statement within 30 days and causing such registration statement to be declared effective within 90 days.

Liquidity outlook

At September 30, 2013, our total cash and cash equivalents were approximately $225,000, as compared to approximately $84,000 at December 31, 2012.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and recently through factoring receivables. We currently require approximately $400,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation.  During the first nine months of 2013, we generated approximately $1,658,000 of revenue, which is below our average monthly requirements. We recently completed a private placement of our equity securities resulting in gross proceeds of approximately $3.7 million. As a result, we expect that we have sufficient capital resources to conduct operations for at least the next 12 months,

If we are unable to generate sufficient revenue to meet our goals over the longer term, we will need to obtain additional third-party financing to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. Therefore, we may need to obtain additional financing through the issuance of debt or equity securities, or to restructure our financial position through transactions similar to those consummated during recent years and described above.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer, (“CFO”) evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 5.     Other Information.

The information set forth below is included herewith for the purpose of providing the disclosure required under “Item 1.01- Entry into a Material Definitive Agreement” and “Item 3.02 Unregistered Sales of Equity Securities” of Form 8-K.

On November 8, 2013, pursuant to a series of Securities Purchase Agreements (the “SPA”), we issued to certain private investors 4,100,000 units consisting of 4,100,000 shares of our common stock (the “Shares”) and warrants to purchase an additional 4,100,000 shares of our common stock (the “Warrants”) for an aggregate purchase price of $615,000. Each unit had a purchase price of $0.15 and consisted of one share of common stock and one Warrant.

The Warrants are immediately exercisable at an exercise price of $0.25 per share at any time prior to November 7, 2016. The Warrants are also exercisable on a cashless basis if at any time following the 9 month anniversary of the issuance date there is no effective registration statement covering the resale of the shares of Common Stock underlying the Warrants. The exercise price and the number of shares issuable upon exercise of the Warrants are subject to adjustment upon the occurrence of certain events, including stock dividends, stock splits, combinations, and reclassifications of our capital stock, and the Warrants immediately terminate upon the sale of all or substantially all of our assets or the acquisition of more than 50% of our voting securities by any person in one or a series of related transactions. The Warrants do not confer upon the holders thereof any voting, dividend or other rights as stockholders of our Company.

The Shares and shares of common stock underlying the Warrants are subject to a registration rights agreement pursuant to which we are obligated to seek registration of the Shares and the shares of common stock underlying the Warrants within 30 days and have such registration statement declared effective within 90 days.

Investors in this private offering, including the investors from the October 25, 2013 closing, have been granted anti-dilution rights which require us to issue additional shares of common stock to such investors if, within the nine month period after November 8, 2013, we issue additional shares of common stock (other than to employees, officers, directors or consultants or pursuant to stock dividends) at a purchase price less than $0.15 per share. The number of additional shares issuable is determined pursuant to a formula based on the number of shares issued at such lower price and the total number of shares outstanding at the time of such issuance calculated on a fully-diluted basis.

Pursuant to a placement agency letter agreement, we paid the placement agent cash commissions equal to 8% of the gross proceeds of the offering and agreed to reimburse the placement agent for its reasonable out of pocket expenses. In addition, we issued to the placement agent a warrant (the “Placement Agent Warrants”) to purchase an aggregate of 328,000 shares of common stock. The Placement Agent Warrant has substantially the same terms as the Warrants issued to the investors, except such warrants are immediately exercisable on a cashless basis.

Neither the Shares, Warrants nor the Placement Agent Warrant (including the shares of common stock issuable upon exercise of the Warrants or the Placement Agent Warrant) were registered under the Securities Act of 1933, as amended (the “Securities Act”) at the time of sale, and therefore may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The securities were issued in a private placement transaction solely to a limited number of accredited investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder, without engaging in any advertising or general solicitation of any kind.

The descriptions of the SPA and Warrant set forth above are qualified in their entirety by reference to a copy of the SPA, Form of Warrant, Registration Rights Agreement and Supplement to Securities Purchase Agreement, copies of which are attached to this Quarterly Report on Form 10-Q as Exhibits 10.1, 10.2, 10.3 and 10.4, respectively.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-Key International, Inc.

Dated: November 14, 2013	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer

Dated: November 14, 2013	/s/ Cecilia Welch
Cecilia Welch Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1(1)	Form of Securities Purchase Agreement by and between the Company and certain investors dated October 25, 2013 and November 8, 2013

10.2(1)	Form of Investor Warrant

10.3(1)	Form of Registration Rights Agreement by and between the Company and certain investors dated October 25, 2013 and November 8, 2013

10.4(1)	Form of Supplement to Securities Purchase Agreement by and between the Company and certain investors dated November 8, 2013

31.1(1)	Certificate of CEO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

31.2 (1)	Certificate of CFO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

32.1(1)	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350

32.2 (1)	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

(1)	Filed herewith