Form 10-K
period 2013-12-31
BIO KEY INTERNATIONAL INC
filed 2014-03-31
CIK 1019034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2013

Commission File Number 1-13463

BIO-KEY INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	41-1741861
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3349 HIGHWAY 138, BUILDING A, SUITE E, WALL, NJ 07719

(Address of principal executive offices) (Zip Code)

(732) 359-1100

Registrant’s telephone number, including area code.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $32,317,405.

As of March 25, 2014, the registrant had 115,995,974 shares of common stock outstanding.

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

We have developed what we believe is the most discriminating and effective commercially available finger-based biometric technology. Our primary focus is in marketing and selling this technology into commercial logical and physical privilege entitlement and access control markets. Example primary markets include mobile payments & credentialing, online payments and credentialing, and healthcare record and payment data security, among others. Our secondary focus includes government markets, primarily law enforcement forensic investigation and the Department of Homeland Security. We continue to research and develop advancements in our capabilities, as well as exploring and developing potential strategic relationships, including potential business combinations and acquisitions, which could help us leverage our capability to deliver our solutions. We have built a direct sales force of professionals, and also team with resellers, integrators and partner networks with substantial experience in selling technology solutions to government and corporate customers.

Products

Finger-based Biometric Identification and Personal Identity Verification

We are a leader in finger-based biometric identification and personal identity verification, as well as authentication-transaction security. Stand-alone, or in partnerships with OEMs, integrators, and solution providers, we provide biometric software solutions and authentication-transaction security solutions to private and public sector customers. We help customers reduce risk by providing the ability to control access to facilities and services, in either the logical or physical domain. Our capabilities positively identify individuals and verify, or confirm, their identity before granting access to valuable corporate resources, privileged or subscribed data and services, web portals, applications, physical locations or assets, among other things. Our capabilities are software based and both hardware and operating-system agnostic.

We do not develop, manufacture or produce hardware components that are used in conjunction with our software. However, we do sell third-party hardware components with our software in various configurations required by our customers, as do our partners. Our products are interoperable with all major fingerprint reader and hardware manufacturers, enabling application developers, Value Added Resellers (“VARs”) and channel partners to integrate our fingerprint biometrics into their application, while dramatically reducing maintenance, upgrade and life-cycle costs. Our core technology supports interoperability on over 60 different commercially available fingerprint readers. The technology is also interoperable across Windows and Linux, as well as Apple iOS and Android mobile operating systems. This interoperability is unique in the industry and a key differentiator for our products in the biometric market and, in our opinion, makes our technology more viable than competing technologies and expands the size of the overall market for our products.

Our biometric identification technology improves both the accuracy and speed of screening individuals, for identification purposes or for personal identity verification, by extracting unique data from a fingerprint and comparing it to existing similar fingerprint data. These comparisons are conducted to identify an individual, either in a forensic investigation, or to screen the individual upon the application for a privilege, or to verify the individual’s identity upon such individuals request to access the previously entitled privilege. The technology has been built to be completely scalable and can handle databases containing millions of fingerprints. We achieve the highest levels of discrimination without requiring any other identifying data (multi-factor) such as a userID, smart ID cards, or tokens, although our technology can be used in conjunction with such additional factors.

We support industry standards, such as BioAPI, and have received National Institute of Standards and Technology independent laboratory certification of our ability to support Homeland Security Presidential Directive #12 (HSPD-12) and ANSI/INCITS-378 templates, as well as validation of our fingerprint match speed and accuracy in large database environments.

Our finger identification algorithm—Vector Segment Technology (VST™) is the core intellectual property behind our full suite of biometric products that include:

●

Vector Segment Technology SDK (VST)—Our biometric software development kit (“SDK”) that provides developers the ability to incorporate our biometric capabilities into their respective product offerings or infrastructure. VST is available as a low level SDK for incorporation into any application architecture to increase security while not sacrificing convenience. VST runs on Windows and Linux as well as within WEB-key® on iOS and Android systems.

●

Intelligent Image Indexing®—Our biometric identification solution that offers both large-scale one-to-many user identification. This solution enables customers to perform false alias and fast entry checks, including preventing fraudulent access to systems and privileges. Intelligent Image Indexing scales identification capabilities from thousands to millions of users. The solution runs on commercially available hardware making it scalable for any size system.

●

Biometric Service Provider—We provide support for the BioAPI (a standards-based solution meeting worldwide needs) for a compliant interface to applications using biometrics for verification and identification. We enhance the traditional use of BioAPI by adding 64-bit support and other advanced features, supporting identification calls and also providing a single user interface for multiple fingerprint readers.

●

ID Director™—Our Single Sign On (SSO) is a suite of solutions for integration with CA Technologies SiteMinder, Oracle’s Fusion Middleware SSO, IBM Tivoli Access Manager and other solutions, utilizing the power and security of WEB-key. This solution provides a simple to implement, custom authentication scheme for companies looking to enhance authentication. ID Director is designed to add a level of security and convenience to the transaction level of any application.

Authentication Transaction Security

Our authentication-transaction security technology, WEB-key, provides the ability to conduct identification and identity verification transactions in potentially insecure environments, including the World Wide Web or in off-site cloud environments.

WEB-key makes cloud-based biometric user-authentication viable and eliminates technology constraints on online service providers, who are otherwise held dependent on handset provider hardware and software platform decisions. It extends all features and functionalities of the VST algorithm to customers looking to add an enhanced level of security to their thin client and client/server applications. WEB-key is currently supported by both Windows and Linux operating systems. Clients are available on Windows, iOS and Android operating systems.

Intellectual Property Rights

We develop and own significant intellectual property and believe that our intellectual property is fundamental to our biometric operation:

Patents

We own patented technologies and trade secrets developed or acquired by us.

In May 2005, the U.S. Patent & Trademark Office issued patent 6,895,104 for our Vector Segment fingerprint technology (VST), BIO-key’s core biometric analysis and identification technology. With the payment of all maintenance fees, this patent will expire on March 4, 2023.

On October 3, 2006, we announced that our patent for a biometric authentication security framework had been granted by the U.S. Patent & Trademark Office. The patent No. 7,117,356 was issued to us for a biometric authentication security framework that enhances commercial and civil biometric use. Our authentication security framework protects privacy and security of cloud or network based authentications while also facilitates ease of use of biometric systems. The technology that this patent is based on is the foundation for the authentication security incorporated in our WEB-key product line. WEB-key is a mature enterprise authentication solution that functions in a wide variety of application environments. The solution supports a variety of implementation alternatives including card technologies for “two-factor” authentication and also supports “single-factor” authentication. Partners and customers implementing our WEB-key software to provide convenient and secure user identity include a number of institutions including the Allscripts Healthcare Solutions, Computer Associates Site Minder, Oracle Access Manager and many other enterprise and solutions based systems. With the payment of all maintenance fees, this patent will expire on May 20, 2023.

On December 26, 2006, we were issued US patent No. 7,155,040 covering our unique image processing technology, which is critical for enhancing information used in the extraction of biometric minutiae. The issued patent protects a critical part of an innovative four-phase image enhancement process developed by us. With the payment of all maintenance fees, this patent will expire on January 29, 2025.

On April 15, 2008, we were issued US patent No. 7,359,553 covering our image enhancement and data extraction core algorithm components. The solution protected under this patent provides the capability to quickly and accurately transform a fingerprint image into a computer image that can be analyzed to determine the critical data elements. With the payment of all maintenance fees, this patent will expire on January 3, 2025.

On August 19, 2008, we were issued US patent No. 7,415,605 for our “Biometric Identification Network Security” method. The solution protected under this patent provides a defense against hackers and system attacks, while leveraging the industry standard Trusted Platform Module (TPM) specification for encryption key management. With the payment of all maintenance fees, this patent will expire on May 20, 2023.

On November 18, 2008, we were issued US patent No. 7,454,624 for our “Match Template Protection within a Biometric Security System” method. The solution protected under this patent limits the scope of enrollment templates usage and also eliminates the need for revocation or encryption processes, which can be expensive and time consuming. With the payment of all maintenance fees, this patent will expire on May 17, 2025.

On March 10, 2009, we were issued US patent No. 7,502,938 for our “Trusted Biometric Device” which covers a simple, yet secure method of protecting a user’s biometric information. It covers the transmission of information from the point the information is collected at the biometric reader until the data reaches the computer or device that is authenticating the user’s identity. With the payment of all maintenance fees, this patent will expire on October 25, 2025.

On May 26, 2009, we were issued US patent No. 7,539,331 for our “Image Identification System” method for improving the performance and reliability of image analysis within an image identification system. With the payment of all maintenance fees, this patent will expire on March 22, 2022.

On November 8, 2011, we were issued US Patent No 8,055,027 for our “Generation of Directional Information in the Context of Image Processing” method for image enhancement and processing. With the payment of all maintenance fees, this patent will expire on October 10, 2027.

On July 3, 2012, we were issued US Patent No 8,214,652 for our “Biometric Identification Network Security”, an expanded method of network and related network authentication security systems utilizing hardware based support for encryption and key management for authentication purposes. With the payment of all maintenance fees, this patent will expire on April 24, 2024.

We have also been granted parallel patents to the US Patent portfolio to certain of our patents in many foreign countries offering protection of our intellectual property rights around the world.

Trademarks

We have registered our trademarks “BIO-key”, “True User Identification”, “Intelligent Image Indexing” and “WEB-key” with the U.S. Patent & Trademark Office, as well as many foreign countries, protecting our companies name and key technology offering names world-wide.

Copyrights and trade secrets

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

Markets

Identity Management, User Authentication, Privilege Entitlement and Access Control

Our products reduce risk of theft, fraud, loss and attack by limiting access to valuable assets, privileges, data, services, networks and places, to only authorized individuals. Conversely, our products enhance the monetary value and/or viability of privileged assets, places and services by ensuring only subscribers and otherwise entitled holders can enjoy full access to their privileges. In effect, our products replace traditional credentialing systems, which utilize a physical or electronic credential document to represent the holder’s privilege entitlement, and access control systems that guard access to such privileges. Examples of such privileges include, but are not limited to: international travel and immigration privileges; employment ID, campus ID and corporate ID privileges; healthcare service privileges; citizen entitlement privileges such as Medicare, Medicaid and Social Security; and bank, credit account and financial transaction privileges such as checking accounts, debit and credit cards, payments, online services and subscription privileges. Examples of access points include doorways, gates, computers, point-of-sale terminals, smart-phones or web-portals and automobiles. In our opinion, the market for advanced user authentication, including fingerprint biometrics, is conceptually enormous, represented by virtually any doorway, gate, computer network or internet end-point like smart-phones, desktops and laptops PCs and tablets, and compounded by the number of individuals privileged to access something guarded by those access points. We believe the market opportunity for our products is a massive upgrade cycle of global privilege entitlement and access control systems.

Historically, our largest market has been access control within highly regulated industries like healthcare. However, we believe the mass adoption of advanced smart-phone and hand-held wireless devices have caused commercial demand for advanced user authentication to emerge as viable. The introduction of smart-phone capabilities, like mobile payments and credentialing, could effectively require biometric user authentication on mobile devices to reduce risks of identity theft, payment fraud other forms of fraud in the mobile or cellular based World Wide Web. As more services and payment functionalities, like mobile wallets and NFC, migrate to smart-phones, the value and potential risk associated with such systems should grow substantially and drive demand and mass adoption of advanced user authentication technologies, including fingerprint biometrics and our solutions.

We believe there is potential for significant market growth in three key areas:

●     Corporate network access control- corporate campuses, computer networks and applications.

●     Consumer mobile credentialing, including mobile payments- credit and payment card programs, data and application access and commercial loyalty programs.

●     Government services and highly regulated industry- Medicare, Medicaid, Social Security, Drivers Licenses, Campus and School ID, Passports/Visas.

Business Model

We believe the most viable markets for our products involve various forms of computer network and Internet applications. The emergences of cloud computing and mobile computing are primary drivers of commercial and consumer adoption of advanced authentication applications, including our authentication capabilities. As the value of assets, services and transactions increases on such networks, we expect that security and user authentication demand will rise proportionately. We believe the nature of cloud and mobile computing requires technology interoperability across borders, jurisdictions and networks. Further, government and highly regulated service offerings must also interoperate across borders, jurisdictions and networks. In many cases, government and highly regulated service-related technologies are required to be interoperable and standards compliant. We have developed our technology and offerings to be software-based, standards compliant, universally interoperable, hardware and operating system agnostic, and scalable. Our technologies, products and platforms are designed to function on the Internet, in the cloud, in a traditional network environment, or stand-alone. We believe our model provides the strongest opportunity to penetrate the global biometric authentication market, leverage our partners’ potentially large and resource rich sales channels, as well as produce the highest margin revenue.

We have built a two-tier sales channel to deliver our solutions. Channels include direct sales, integrator partners and VARs. We sell stand-alone software licenses for our products, as well as packaged configurations with “commercial-off-the-shelf” viable third-party hardware devices, like fingerprint readers and network technologies. We do not develop or produce proprietary hardware products. Our technologies also work with a variety of proprietary, sole-source technology offerings from third-party vendors. We believe our technologies can work within the constraints of any customer or partner system design. We are exploring a subscription or Software as a Service (SaaS) model for our software.

Direct Sales, Licensing, Integrator and VAR Partnerships

Our products are software based and we typically license our software to end users directly, or through integrator and VAR partners. Our primary sales and marketing focus is to integrate our software into the platform offerings of large technology infrastructure producers. We employ dedicated staff to develop relationships with end-users and integrator partners. We further employ technical support staff that helps customers integrate our technology into their applications, as well as support new strategic development efforts.

We have formed strategic relationships with large Internet and network infrastructure providers, including IBM, Oracle, Microsoft, CA Technologies and Indigo, to provide enterprise-ready systems to large enterprise customers and stakeholders. We have also established partnerships with leading technology integrators, including MorphoTrak, McKesson, LexisNexis, Allscripts, Epic, Caradigm, Identimetrics and HealthCast.

On February 26, 2013, we entered into a strategic partnership with InterDigital Corporation to jointly develop and market biometric authentication solutions for the mobile credentialing and payments markets.

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

With respect to competing biometrics technologies, each has its strengths and weaknesses and none has emerged as a market leader:

●     Fingerprint identification is generally viewed as very accurate, inexpensive and non-intrusive;

●     Palmvein scanning is expensive, technique-sensitive, and offers mobility challenges;

●     Iris scanning is viewed as accurate, but the hardware is significantly more expensive; and

●     Facial recognition can have accuracy limitations and is typically highly dependent on ambient lighting conditions, angle of view, and other factors.

Research and Development

We concentrate our research and development efforts on enhancing the functionality, reliability and integration of our current products as well as developing new and innovative products for biometrics. Although we believe that our identification technology is one of the most advanced and discriminating fingerprint technologies available today, the markets in which we compete are characterized by rapid technological change and evolving standards. In order to maintain our position in the market, we will continue to upgrade and refine our existing technologies.

On February 26, 2013, we announced that we entered into a Research and Development Collaboration Agreement (the “R&D Collaboration”) with InterDigital Communications, Inc., a subsidiary of InterDigital, Inc. (“InterDigital”), a wireless research and development company, InterDigital is also the parent company of DRNC Holdings, Inc. ("DRNC"), which provided debt and equity financing to us in February 2013. The R&D Collaboration will target advanced cloud security and identity and access management solutions for the mobile market. The R&D Collaboration will bring together our innovative research and product development capabilities in fingerprint biometrics with InterDigital’s research efforts in developing identity and access management solutions for the mobile market.

During the fiscal years ended December 31, 2013 and 2012, BIO-key spent approximately $1,344,000 and $947,000, respectively, on its biometric segment’s research, development and engineering. BIO-key’s limited customer base during that time did not directly bear these costs, which were principally funded through outside sources of equity and debt financing.

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

Employees and Consultants

As of March 15, 2014, BIO-key employed seventeen (17) individuals on a full-time basis as follows - six (6) in engineering, customer support, research and development; three (3) in finance and administration; and eight (8) in sales and marketing. BIO-key also uses the services of five (5) consultants (full-time), who provide engineering and technical services, and one (1) part-time contracts administrator.

ITEM 1A. RISK FACTORS

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements appearing just before our Description of Business section above.

Business and Financial Risks

Based on our lack of sufficient revenue since inception and recurring losses from operations, our auditors have included an explanatory paragraph in their opinion as to the substantial doubt about our ability to continue as a going concern.

Due to, among other factors, our history of losses and limited revenue, our independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2013 as to the substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

Since our formation, we have historically not generated significant revenue and have sustained substantial operating losses.

As of December 31, 2013, we had an accumulated deficit of approximately $54,871,000. Since our inception, we have focused almost exclusively on developing our core technologies and, until the fourth quarter of 2004, had not generated any significant revenue. In order to increase revenue, we have developed a direct sales force and anticipate the need to retain additional sales, marketing and technical support personnel and may need to incur substantial expenses. We cannot assure you that we will be able to secure these necessary resources, that a significant market for our technologies will develop, or that we will be able to achieve our targeted revenue. If we are unable to achieve revenue or raise capital sufficient to cover our ongoing operating expenses, we will be required to scale back operations, including marketing and research initiatives, or in the extreme case, discontinue operations.

Our biometric technology has yet to gain widespread market acceptance and we do not know how large of a market will develop for our technology.

Biometric technology has received only limited market acceptance, particularly in the private sector. Our technology represents a novel security solution and we have not yet generated significant sales. Although recent security concerns relating to identification of individuals and appearance of biometric readers on popular consumer products, including the Apple iPhone 5S®, have increased interest in biometrics generally, it remains an undeveloped, evolving market. Biometric based solutions compete with more traditional security methods including keys, cards, personal identification numbers and security personnel. Acceptance of biometrics as an alternative to such traditional methods depends upon a number of factors including:

      ●     national or international events which may affect the need for or interest in biometric solutions;

      ●     the performance and reliability of biometric solutions;

      ●     marketing efforts and publicity regarding these solutions;

      ●     public perception regarding privacy concerns;

      ●     costs involved in adopting and integrating biometric solutions;

      ●     proposed or enacted legislation related to privacy of information; and

      ●     competition from non-biometric technologies that provide more affordable, but less robust, authentication (such as tokens and smart cards).

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

We market our technology through licensing arrangements with:

       ●     Original equipment manufacturers, system integrators and application developers which develop and market products and applications which can then be sold to end users

       ●     Companies which distribute goods, services or software applications over the Internet

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

We depend on key employees and members of our management team, including our Chairman of the Board/ Chief Executive Officer, in order to achieve our goals. We cannot assure you that we will be able to retain or attract such persons.

Our employment contracts with Michael W. DePasquale, our Chairman of the Board and Chief Executive Officer, and Mira LaCous, our Chief Technology Officer, expire in each year, and renew automatically for successive one year periods unless notice of non-renewal is provided by the Company. Although the contracts do not prevent them from resigning, they do contain confidentiality and non-compete clauses which are intended to prevent them from working for a competitor within one year after leaving our Company. Our success depends on our ability to attract, train and retain employees with expertise in developing, marketing and selling software solutions. In order to successfully market our technology, we will need to retain additional engineering, technical support and marketing personnel. The market for such persons remains highly competitive and our limited financial resources will make it more difficult for us to recruit and retain qualified persons.

We cannot assure you that the intellectual property protection for our core technology provides a sustainable competitive advantage or barrier to entry against our competitors.

Our success and ability to compete is dependent in part upon proprietary rights to our technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets and technical measures to protect our propriety rights. We have filed a patent application relating to both the optic technology and biometrics solution components of our technology wherein several claims have been allowed. Over the last few years, the U.S. Patent Office has issued us a series of patents for our Vector Segment fingerprint technology (VST), and our other core biometric analysis and identification technologies. However, we cannot assure you that we will be able to adequately protect our technology or other intellectual property from misappropriation in the U.S. and abroad. Any patent issued to us could be challenged, invalidated or circumvented or rights granted thereunder may not provide a competitive advantage to us. Furthermore, patent applications that we file may not result in issuance of a patent or, if a patent is issued, the patent may not be issued in a form that is advantageous to us. Despite our efforts to protect our intellectual property rights, others may independently develop similar products, duplicate our products or design around our patents and other rights. In addition, it is difficult to monitor compliance with, and enforce, our intellectual property rights on a worldwide basis in a cost-effective manner. In jurisdictions where foreign laws provide less intellectual property protection than afforded in the U.S. and abroad, our technology or other intellectual property may be compromised, and our business would be materially adversely affected. If any of our proprietary rights are misappropriated or we are forced to defend our intellectual property rights, we will have to incur substantial costs. Such litigation could result in substantial costs and diversion of our resources, including diverting the time and effort of our senior management, and could disrupt our business, as well as have a material adverse effect on our business, prospects, financial condition and results of operations. We can provide no assurance that we will have the financial resources to oppose any actual or threatened infringement by any third party. Furthermore, any patent or copyrights that we may be granted may be held by a court to infringe on the intellectual property rights of others and subject us to the payment of damage awards.

We may be subject to claims with respect to the infringement of intellectual property rights of others, which could result in substantial costs and diversion of our financial and management resources.

Third parties may claim that we are infringing on their intellectual property rights. We may violate the rights of others without our knowledge. We may expose ourselves to additional liability if we agree to indemnify our customers against third party infringement claims. While we know of no basis for any claims of this type, the existence of and ownership of intellectual property can be difficult to verify and we have not made an exhaustive search of all patent filings. Additionally, most patent applications are kept confidential for twelve to eighteen months, or longer, and we would not be aware of potentially conflicting claims that they make. We may become subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternative technology or obtain other licenses. In addition, we may incur substantial expenses in defending against these third party infringement claims and be diverted from devoting time to our business and operational issues, regardless of the merits of any such claim.

In addition, in the event that we recruit employees from other technology companies, including certain potential competitors, and these employees are used in the development of portions of products which are similar to the development in which they were involved at their former employers, we may become subject to claims that such employees have improperly used or disclosed trade secrets or other proprietary information. If any such claims were to arise in the future, litigation or other dispute resolution procedures might be necessary to retain our ability to offer our current and future services, which could result in substantial costs and diversion of our financial and management resources. Successful infringement or licensing claims against us may result in substantial monetary damages, which may materially disrupt the conduct of our business and have a material adverse effect on our reputation, business, financial condition and results of operations. Even if intellectual property claims brought against us are without merit, they could result in costly and time consuming litigation, and may divert our management and key personnel from operating our business.

If we are unable to effectively protect our intellectual property rights on a worldwide basis, we may not be successful in the international expansion of our business.

Access to worldwide markets depends in part on the strength of our intellectual property portfolio. There can be no assurance that, as our business expands into new areas, we will be able to independently develop the technology, software or know-how necessary to conduct our business or that we can do so without infringing the intellectual property rights of others. To the extent that we have to rely on licensed technology from others, there can be no assurance that we will be able to obtain licenses at all or on terms we consider reasonable. The lack of a necessary license could expose us to claims for damages and/or injunction from third parties, as well as claims for indemnification by our customers in instances where we have a contractual or other legal obligation to indemnify them against damages resulting from infringement claims. With regard to our own intellectual property, we actively enforce and protect our rights. However, there can be no assurance that our efforts will be adequate to prevent the misappropriation or improper use of our protected technology in international markets.

We face inherent product liability or other liability risks that could result in large claims against us.

We have inherent risk of exposure to product liability and other liability claims resulting from the use of our products, especially to the extent customers may depend on our products in public safety situations that may involve physical harm or even death to individuals, as well as exposure to potential loss or damage to property. Despite quality control systems and inspection, there remains an ever-present risk of an accident resulting from a faulty manufacture or maintenance of products, or an act of an agent outside of our or our supplier’s control. Even if our products perform properly, we may become subject to claims and costly litigation due to the catastrophic nature of the potential injury and loss. A product liability claim, or other legal claims based on theories including personal injury or wrongful death, made against us could adversely affect operations and financial condition. Although we may have insurance to cover product liability claims, the amount of coverage may not be sufficient.

We expect that we will need to obtain additional financing to execute our business plan over the long-term, which may not be available. If we are unable to raise additional capital or generate significant revenue, we may not be able to continue operations.

Since our inception, we have not generated sufficient recurring revenue and have experienced substantial losses. During 2013, we raised additional capital before expenses of approximately $5,649,800 from certain private investors through sales of our equity securities, less expenses of approximately $608,500. We believe that we have sufficient cash resources to fund operations for at least the next twelve months. If we are unable to generate sufficient revenue to cover operating expenses and fund our business plan, we will need to obtain additional third-party financing to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. We may, therefore, need to obtain additional financing through the issuance of debt or equity securities. We cannot assure you that we will ever be able to secure any such additional financing on terms acceptable to us or at all. If we cannot obtain such financing, we will not be able to execute our business plan, will be required to reduce operating expenses, and in the extreme case, discontinue operations.

We may not achieve sustainable profitability with respect to the biometric component of our business if we are unable to maintain, improve and develop the wireless data services we offer.

We believe that our future business prospects depend in part on our ability to maintain and improve our current services and to develop new ones on a timely basis. Our services will have to achieve market acceptance, maintain technological competitiveness, and meet an expanding range of customer requirements. As a result of the complexities inherent in our service offerings, major new wireless data services and service enhancements require long development and testing periods. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new services and service enhancements. Additionally, our new services and service enhancements may not achieve market acceptance. If we cannot effectively develop and improve services, we may not be able to recover our fixed costs or otherwise become profitable.

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

Our business could be negatively impacted by security threats, including cybersecurity threats, and other disruptions.

As a technology company, we face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information. Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities, essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations, or cash flows.

Cybersecurity attacks in particular are evolving and include but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. These events could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability.

Risks Related To Our Common Stock

We have issued a substantial number of securities that are convertible into shares of our common stock which could result in substantial dilution to the ownership interests of our existing shareholders.

As of December 31, 2013, approximately 44,189,000 shares of our common stock were reserved for issuance upon exercise or conversion of the following securities:

●	44,060,000 shares upon exercise of outstanding stock options and warrants; and

●	129,000 shares upon exercise of options available for future grant under our existing option plans.

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

We expect to raise additional funds in the future through issuances of securities and such additional funding may be dilutive to stockholders or impose operational restrictions.

We expect that we will need to raise additional capital in the future to help fund our operations through sales of shares of our common stock or securities convertible into shares of our common stock, as well as issuances of debt. Such additional financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants which may limit our operating flexibility. If additional capital is raised through the issuance of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of existing stockholders will be reduced. These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

Because we do not expect to pay dividends for the foreseeable future, investors seeking cash dividends should not purchase shares of common stock.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors seeking cash dividends should not purchase our shares.

Provisions of our certificate of incorporation, bylaws and Delaware law may make a contested takeover of our Company more difficult.

Certain provisions of our certificate of incorporation, bylaws and the General Corporation Law of the State of Delaware ("DGCL") could deter a change in our management or render more difficult an attempt to obtain control of us, even if such a proposal is favored by a majority of our stockholders. For example, we are subject to the provisions of the DGCL that prohibit a public Delaware corporation from engaging in a broad range of business combinations with a person who, together with affiliates and associates, owns 15% or more of the corporation’s outstanding voting shares (an "interested stockholder") for three years after the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Our certificate of incorporation also includes undesignated preferred stock, which may enable our board of directors to discourage an attempt to obtain control of us by means of a tender offer, proxy contest, merger or otherwise. Finally, our bylaws include an advance notice procedure for stockholders to nominate directors or submit proposals at a stockholders meeting. Delaware law and our charter may, therefore, inhibit a takeover.

The trading price of our common stock may be volatile.

The trading price of our shares has from time to time fluctuated widely and in the future may be subject to similar fluctuations. The trading price may be affected by a number of factors including the risk factors set forth in this prospectus as well as our operating results, financial condition, announcements of innovations or new products by us or our competitors, general conditions in the biometrics and access control industries, and other events or factors. Although we believe that approximately 15 registered broker dealers currently make a market in our common stock, we cannot assure you that any of these firms will continue to serve as market makers or have the financial capability to stabilize or support our common stock. A reduction in the number of market makers or the financial capability of any of these market makers could also result in a decrease in the trading volume of and price of our shares. In recent years broad stock market indices, in general, and the securities of technology companies, in particular, have experienced substantial price fluctuations. Such broad market fluctuations may adversely affect the future-trading price of our common stock.

ITEM 2.	DESCRIPTION OF PROPERTY

We do not own any real estate. We conduct operations from leased premises in Eagan, Minnesota (5,544 square feet), Wall, New Jersey (4,517 square feet) and North Billerica, Massachusetts (shared services center). We believe our current facilities are adequate for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation. The Company is not a party to any material pending litigation except as follows:

On or about March 13, 2014, LifeSouth Community Blood Centers, Inc. filed a lawsuit against the Company in the Superior Court of Monmouth County, New Jersey based on an alleged breach of a license agreement seeking return of all amounts paid under the license in the amount of $718,500. The Company has not been formally served and intends to vigorously defend the action and pursue all available counterclaims.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the OTCQB Marketplace under the symbol “BKYI”. The following table sets forth the range of high and low bid prices per share of our common stock for each of the calendar quarters identified below as reported by the OTCQB Marketplace. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

2013:	High	Low

Quarter ended December 31, 2013	$0.24	$0.15
Quarter ended September 30, 2013	0.39	0.24
Quarter ended June 30, 2013	0.40	0.16
Quarter ended March 31, 2013	0.19	0.09

2012:	High	Low

Quarter ended December 31, 2012	$0.09	$0.06
Quarter ended September 30, 2012	0.10	0.06
Quarter ended June 30, 2012	0.11	0.06
Quarter ended March 31, 2012	0.09	0.06

Holders

As of March 26, 2014, the number of stockholders of record of our common stock was 174.

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

Recent Sales of Unregistered Securities

a)

On February 26, 2013, the Company issued an aggregate of 9,026,935 shares of common stock to DRNC, and certain private investors for aggregate gross proceeds of approximately $902,693 in cash. The securities were issued and sold pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering.

b)

On July 23, 2013, the Company issued an aggregate of 3,500,006 shares of common stock and warrants to purchase 3,500,006 shares of common stock at an amended exercise price of $0.25 per share to certain private investors for aggregate gross proceeds of approximately $1,050,000 in cash. Each warrant is immediately exercisable and expires five years after the date of grant. The securities were issued in a private placement transaction solely to a limited number of accredited investors pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D thereunder, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

c)

On August 15, 2013, the Company issued warrants to purchase 300,000 shares of common stock at an exercise price of $0.10 per share to an independent contractor for work associated with the February 2013 common stock and note issuance. The warrants have a term of three years and vest immediately. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

d)

On October 25, 2013 and November 8, 2013, the Company issued an aggregate of 24,647,337 shares of common stock and warrants to purchase 24,647,337 share of common stock at an exercise price of $0.25 per share to certain private investors for aggregate gross proceeds of approximately $3,697,100 in cash. Each warrant is immediately exercisable and expires three years after the date of grant. The securities were issued in a private placement transaction solely to a limited number of accredited investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and/or Rule 506 of Regulation D thereunder, without engaging in any advertising or general solicitation of any kind. Placement agency fees for the transaction were 8% of gross proceeds, and the issuance of warrants to purchase common stock, as detailed below.

e)

On November 8, 2013, the Company issued an aggregate of 412,066 shares of common stock to certain private investors for no consideration, as a result of the anti-dilution rights granted to investors under the July 2013 common stock issuance. The securities were issued and sold pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering.

f)

On October 25, 2013 and November 8, 2013, the Company issued warrants to purchase a total of 1,971,786 shares of common stock at an exercise price of $0.25 per share to the Placement Agent for work associated with the 2013 common stock issuances. The warrants have a term of three years and vest immediately. These securities were issued in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof directly by the Company without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

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

OVERVIEW

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

In partnerships with OEMs, integrators, and solution providers, we provide biometric software solutions to private and public sector customers.  We provide the ability to positively identify and authenticate individuals before granting access to valuable corporate resources, web portals or applications in seconds.  Powered by our patented Vector Segment Technology™ or VST™, WEB-key® and BSP development kits are fingerprint biometric solutions that provide interoperability with all major reader manufacturers, enabling application developers and integrators to integrate fingerprint biometrics into their applications.

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

RESULTS OF OPERATIONS

Consolidated Results of Operations

Two Year % trend

	Years ended December 31,
	2013	2012
Revenues
Services	50%	29%
License fees and other	50%	71%
	100%	100%
Costs and other expenses
Cost of services	7%	6%
Cost of license fees and other	12%	9%
	19%	15%
Gross Profit	81%	85%

Operating expenses
Selling, general and administrative	139%	59%
Research, development and engineering	68%	25%
	207%	84%
Operating income (loss)	-127%	1%

Other income (deductions)
Total other income (deductions)	-3%	-1%
Net income (loss)	-130%	0%

Revenues and Costs of goods sold

			2013 - 2012
	2013	2012	$ Chg	% Chg

Revenues
Service	$988,003	$1,094,731	$(106,728)	-10%
License & other	997,973	2,741,162	(1,743,189)	-64%
Total Revenue	$1,985,976	$3,835,893	$(1,849,917)	-48%

Cost of goods sold
Service	$145,702	$221,027	$(75,325)	-34%
License & other	241,326	350,706	(109,380)	-31%
Total COGS	$387,028	$571,733	$(184,705)	-32%

Revenues

For the years ended December 31, 2013 and 2012, service revenues included approximately $326,000 and $407,000, respectively, of non-recurring maintenance and support revenue, and approximately $662,000 and $688,000, respectively, of recurring custom services revenue.  Recurring service revenue decreased 4% from 2012 to 2013 increasing as we continued to bundle maintenance agreements to our expanding customer license base, offset by the delay in a large deployment renewal.

For the years ended December 31, 2013 and 2012, license and other revenue (comprised of third party hardware and royalty) decreased approximately 64% as a result of several contributing factors.  Software license revenue decreased approximately $1,589,000 or 76%.  During the years ended December 31, 2013 and 2012, we shipped orders from McKesson for their continued deployment of our identification technology in their AccuDose® product line, and for continued expansion of biometric ID deployments with commercial partners LexisNexis, Educational Biometric Technology, and Identimetrics.  Third-party hardware sales decreased by approximately $153,000 (28%), as a result smaller healthcare industry deployments.  Royalty income, from an OEM agreement, for the year ended December 31, 2013, decreased 1% to approximately $115,000 from $116,000 during the corresponding period in 2012.

Costs of goods sold

For the year ended December 31, 2013, cost of service decreased approximately $75,000 primarily as a result of costs associated with non-recurring custom services revenue. License and other costs for the year ended December 31, 2013 decreased approximately $109,000 due to the decrease in third party hardware revenue.

Selling, general and administrative

			2013 - 2012
	2013	2012	$ Chg	% Chg

Total	$2,776,559	$2,288,903	$487,656	21%

Selling, general and administrative expenses for the year ended December 31, 2013 increased 21% from the corresponding period in 2012.  Increases included, sales and marketing personnel, channel marketing expense, and the comparative reversal of the allowance for doubtful accounts of approximately $377,000 in 2012 as the result of a payment received on an overdue contract.  The forgoing increases were offset by a decrease in commissions related to reduced revenue, and reduced legal fees due to the settlement of the Blue Spike litigation in 2012.

Research, development and engineering

			2013 - 2012
	2013	2012	$ Chg	% Chg

Total	$1,344,070	$947,371	$396,699	42%

For the year ended December 31, 2013, research, development and engineering costs increased 42% as we engaged temporary outside services and hired additional personnel for specific projects.

Other income and expense

			2013 - 2012
	2013	2012	$ Chg	% Chg

Interest income	$7	$7	$—	—%
Interest expense	(136,484)	(24,626)	(111,858)	454%
Income tax	(2,805)	—	(2,805)	n/a
Gain on derivative liabilities	78,812	—	78,812	n/a

	$(60,470)	$(24,619)	$(35,851)	146%

The interest expense for the fiscal year ended 2013 was attributable to the related party note payable and the InterDigital Note, both of which were repaid in full during the year. Interest expense in 2013 also includes the amortization of deferred costs with respect to the issuance of the InterDigital Note in February 2013 in the amount of $107,203. As the note and all accumulated interest payable were repaid by the Company in November 2013, the remaining deferred cost balance was expensed at that time. Interest expense for the 2012 period related solely to the related party note payable.

In 2013, the Company issued various equity securities that contained derivative liabilities. Such derivative liabilities are required to be marked-to-market each reporting period.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities overview

Net cash used for operations during the year ended December 31, 2013 was approximately $2,684,000. Items of note were as follows:

●

Positive cash flows related to a decrease in accounts receivable of approximately $321,000 due to a large payment outstanding in 2012 of approximately $293,000 being paid in the second quarter and approximately $187,000 in payments received from factored receivables, less an overadvance repayment of approximately $49,000; and

●

Negative cash flows related to a decrease in accounts payable and accrued expenses of approximately $736,000 due to working capital management, and an increase in prepaid expenses of approximately $48,000 due to prepaid trade shows, insurance and software licensing; and

●	The Company recorded approximately $82,000 of charges in 2013 for the expense of issuing options to employees for services.

Investing activities overview

Net cash used for investing activities during the year ended December 31, 2013 was approximately $129,000 and were due to the purchase of capital expenditures

Financing activities overview

Net cash provided by financing activities during the year ended December 31, 2013 was approximately $4,753,000 and attributable primarily to the following activities:

●	Positive cash flows from the issuance of shares of common stock and warrants of approximately $5,650,000, and from the issuance of the InterDigital Note in the principal amount of $497,307.

●

Negative cash flows of approximately $321,000 from the repayment of the related party note payable, $497,307 from the repayment of the InterDigital Note, and approximately $576,000 for the one time transaction costs associated with the stock issuances and the issuance of the InterDigital Note.

LIQUIDITY OUTLOOK

At December 31, 2013, our total cash and cash equivalents were approximately $2,023,000, as compared to approximately $84,000 at December 31, 2012.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and recently through factoring receivables. We currently require approximately $400,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation.  During 2013, we generated approximately $1,985,000 of revenue, which is below our average monthly requirements. We recently completed a private placement of our equity securities resulting in gross proceeds of approximately $3.7 million. As a result, we expect that we have sufficient capital resources to conduct operations for at least the next 6 months,

If we are unable to generate sufficient revenue to meet our goals over the longer term, we will need to obtain additional third-party financing to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. Therefore, we may need to obtain additional financing through the issuance of debt or equity securities, or to restructure our financial position through transactions similar to those consummated during recent years and described above.

Due to several factors, including our history of losses and limited revenue, our independent auditors have included an explanatory paragraph in their opinion related to our annual financial statements as to the substantial doubt about our ability to continue as a going concern. Our long-term viability and growth will depend upon the successful commercialization of our technologies and our ability to obtain adequate financing. To the extent that we require such additional financing, no assurance can be given that any form of additional financing will be available on terms acceptable to us, that adequate financing will be obtained to meet our needs, or that such financing would not be dilutive to existing stockholders. If available financing is insufficient or unavailable or we fail to continue to generate sufficient revenue, we may be required to further reduce operating expenses, delay the expansion of operations, and be unable to pursue merger or acquisition candidates, or continue as a going concern.

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

On February 26, 2013, we issued a promissory note in the principal amount of $497,307 (the “InterDigital Note”) to DRNC.  The InterDigital Note accrues interest at a rate of 7% per annum, with a default rate of 9% per annum while a nonpayment default is continuing, matures on December 31, 2015, is secured by all of our tangible and intangible assets, and is subject to acceleration upon an event of default.  A portion of the proceeds from the sale of the InterDigital Note was used to repay the Colatosti Note in full, and the remaining proceeds were used for general corporate purposes.  On November 22, 2013, we repaid in full the $497,307 balance due under the InterDigital Note. In connection with the repayment, DRNC's security interest in all of our tangible and intangible assets was terminated.

On February 26, 2013, we issued 4,026,935 shares of common stock to DRNC for an aggregate purchase price of $402,693.

On February 26, 2013, we also issued 5,000,000 shares of common stock to a limited number of investors for an aggregate purchase price of $500,000.

On July 23, 2013, we issued units to certain investors consisting of 3,500,006 shares of our common stock and warrants to purchase an additional 3,500,006 shares of our common stock at a purchase price $0.30 per unit, for an aggregate purchase price of $1,050,000.  The warrants are exercisable at $0.40 per share and expire five years after the date of the grant. On December 2, 2013, we agreed to reduce the exercise price of the warrants to $0.25 per share.

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

3. Research and Development Expenditures

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

See financial statements appearing at pages 40-63 of this report

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information about each director and executive officer of the Company.

NAME	AGE	POSITIONS HELD
Michael W. DePasquale	59	Chairman of the Board of Directors and Chief Executive Officer
Charles P. Romeo (a) (c)	72	Director
John Schoenherr (b)	61	Director
Barbara Rivera (b)	62	Director
Thomas E. Bush, III (c)	61	Director
Thomas Gilley	53	Director

Cecilia Welch	54	Chief Financial Officer
Mira K. LaCous	52	Chief Technology Officer
Renat Zhdanov	51	Vice President, Chief Scientist
Scott Mahnken	54	Vice President of Marketing

(a)	From April 2004 to February 2005, Mr. Romeo was employed by the Company.

(b)	Audit Committee Member

(c)	Compensation Committee Member

The following is a brief summary of the business experience of each of the above-named individuals:

MICHAEL W. DEPASQUALE has served as the Chief Executive Officer and a Director of the Company since January 3, 2003, and Chairman of the Board since January 29, 2014. He served as Co-Chief Executive Officer of the Company from July 2005 to August 2006. Mr. DePasquale brings more than 27 years of executive management, sales and marketing experience to the Company. Prior to joining us, Mr. DePasquale served as the President and Chief Executive Officer of Prism eSolutions, Inc., a Pennsylvania-based provider of professional consulting services and online solutions for ISO-9001/14000 certification for customers in manufacturing, healthcare and government markets, since February 2001. From December 1999 through December 2000, Mr. DePasquale served as Group Vice President for WRC Media, a New York-based distributor of supplemental education products and software. From January 1996 until December 1999, Mr. DePasquale served as Senior Vice President of Jostens Learning Corp., a California-based provider of multimedia curriculum. Prior to Jostens, Mr. DePasquale held sales and marketing management positions with McGraw-Hill and Digital Equipment Corporation. Mr. DePasquale earned a Bachelor of Science degree from the New Jersey Institute of Technology. He serves on the Board of Directors and as Treasurer of the International Biometrics and Identification Industry Association. Mr. DePasquale provides the Board with expert knowledge of the biometric industry, substantial general management experience in the technology sector, and corporate governance expertise having served as a director for number of non-profit organizations and private companies.

CHARLES P. ROMEO has served as a director of the Company since February 28, 2005 and from January 29, 2003 to April 19, 2004. From April 2004 until February 2005, he served as our Vice President of Sales, Public Safety Division. From November 2005 to November 2007, Mr. Romeo served as the Vice President of Sales and Marketing for UNICOM, a Rhode Island systems integrator. From September 2002 until April 2004, Mr. Romeo was the President and Chief Executive Officer of FreedomBridge Technologies, Inc., a Rhode Island-based consulting firm to technology companies in the homeland security industry specializing in implementing direct and channel selling programs, strategic alliances and partnerships in the law enforcement market. Prior to founding FreedomBridge, Mr. Romeo had a 33 year sales and marketing management career with Digital Equipment Corporation, Compaq Computer Corporation and Hewlett Packard. During his career, Mr. Romeo served as Vice President of Service Sales for a $500 million business unit, and Director of Public Sector Sales for a $275 million division of Hewlett Packard. Mr. Romeo authored The Sales Manager’s Troubleshooter, Prentice Hall 1998, which was named as one of the “top 10 must reads” by Sales and Marketing Magazine. Mr. Romeo earned a Bachelor of Science degree in Mathematics and Economics from the University of Massachusetts and an Executive MBA from Babson College. Mr. Romeo has significant sales and marketing management experience in the infrastructure and computer hardware and software industries which strengthens the Board's collective qualifications, skills and experience.

JOHN SCHOENHERR has served as a Director of the Company since December 30, 2004. Mr. Schoenherr served as Vice President of Corporate Performance Management for Oracle Corporation from 1995 through 2006. Prior to Oracle he served as Senior Vice President of Business Intelligence and Analytics at Information Resources, Inc. Mr. Schoenherr has over 25 years of experience in the area of business intelligence and strategic planning. His career includes a number of product development and management positions. Mr. Schoenherr has extensive product management and information services industry experience in both the large and small enterprise sectors, which strengthens the Board's collective qualifications, skills and experience.

BARBARA RIVERA has served as a Director of the Company since January 29, 2014. Ms. Rivera has served as President & General Manager of Experian Corporation’s U.S. Public Sector Division since April 2012. Prior to Experian, Ms. Rivera worked for SAS Institute from 2009 through 2012. Ms. Rivera previously worked with firms including IBM, SAP and Oracle and also formed alliances with system integrators and consulting organizations that work in the public sector. Ms. Rivera has an impressive 25-year track record of developing and managing business with key federal, state and local organizations such as the Defense Department, the Department of Justice, the Department of Education, New York City and State as well as the Centers for Medicare and Medicaid Services. Ms. Rivera has particular knowledge and expertise in business development, technology security development, and executive management which strengthens the Board's collective qualifications, skills and experience.

THOMAS E. BUSH, III has served as a Director of the Company since January 29, 2014. Since 2009, Mr. Bush has provided business consulting services through his firm, Tom Bush Consulting. Prior to that, Mr. Bush served with the Federal Bureau of Investigation for over 33 years. Mr. Bush joined the FBI in September 1975, ultimately becoming the Director of the CJIS division, with over 2,500 employees and a budget of approximately one billion dollars. Mr. Bush is known for providing critical services in support of the criminal justice community, with two significant IT projects; Next Generation Identification and N-Dex, were awarded by CJIS with early increments delivered during his tenure at the FBI. He was the recipient of many awards during his tenure, most notably a Presidential Rank Award for Meritorious Service in 2007. Mr. Bush's extensive experience in law enforcement, security matters, and the use of biometric technologies in the government sector provides the Board with a unique perspective on security and public sector matters.

THOMAS GILLEY has served as a Director of the Company since January 29, 2014. Mr. Gilley is an entrepreneur, hands on technologist for mobile technologies, digital media, internet of things and social computing. Mr. Gilley served at Apple Computer, in the Advance Technology Group and Portable Products Group.  Before and after Apple, Mr. Gilley founded several successful companies including PicoStar, a Silicon Valley incubator-technology investment company where he has been CEO since 1996.  In New York City Mr. Gilley served as a strategic advisor, investor and technology company founder. Most recently, Mr. Gilley sold his on-demand web media company to Vignette and acted as CTO throughout the transaction and through the company's ultimate acquisition by OpenText. Mr. Gilley’s substantial experience in starting, operating and financing technology companies provides the Board with a deep knowledge of the sales and development cycles applicable to growth businesses in the technology industry.

CECILIA WELCH has served as Chief Financial Officer of the Company since December 21, 2009. Ms. Welch joined us in 2007 as our Corporate Controller. Prior to joining us, from January 2006 to December 2006, she was the Controller for SavaJe Technologies (acquired by Sun Microsystems), a developer of advanced mobile telephone software. From October 2004 to January 2006, she was Controller for Crystal Systems, a manufacturer of sapphire crystals used for industrial, semiconductor, defense and medical applications. From December 1988 to July 2004, she was the Controller for ATN Microwave (acquired by Agilent Technologies), a manufacturer of automated test equipment. Ms. Welch has a Bachelor’s degree in Accounting from Franklin Pierce University.

MIRA K. LACOUS has served as Chief technology Officer of the Company since March 13, 2014. Prior to her appointment as Chief Technology Officer she served as Vice President of Technology & Development of the Company since May 15, 2000. In 2012, Ms. LaCous was promoted to Senior Vice President of Technology and Development. Ms. LaCous has over 28 years of product/project management, solution architecture, software development, team leadership and customer relations experience with a background that includes successfully bringing numerous technologies to market, including automated voice response systems, automated building control systems, software piracy protection, intranet training materials and testing, page layout and design software, image scanning software and systems, biometric security, biometric algorithms and more. Ms. LaCous is also the author of six US patented technologies, multiple international patents, and other patent pending solutions. She has been an officer or director of two other companies; National Computer Systems (NCS), and TEL-Line Systems. Ms. LaCous has a Bachelor’s in Computer Science from North Dakota State University. Ms. LaCous also served on the Board of Directors of the Minnesota Sinfonia, a not-for-profit arts and education organization, as well as its chairperson for two years.

RENAT Z. ZHDANOV has served as Chief Scientist of the Company since November 2001. He has over fifteen years of academic experience in various fields of mathematics and physics; fifteen years of image processing, pattern recognition, and big data analysis algorithm development experience and more than ten years of software development experience ranging from database programming to statistical and analytical programming. Dr. Zhdanov is a recognized expert in mathematical physics and is the author of two books and more than 130 papers published in leading mathematics and physics journals. Before joining us, he worked as Chief Mathematician and Visiting Scientist in universities in Ukraine, Germany, Great Britain, Sweden and Spain. Dr. Zhdanov has two PhD degrees in Mathematical Physics and Differential Equations from the Institute of Mathematics in Kiev, Ukraine. He serves as the member of the Editorial Board of the “Journal of Applied Mathematics”.

SCOTT MAHNKEN has served as Vice President of Marketing since February 2011. He brings over 20 years of marketing experience and success through strategic marketing and building dynamic relationships with channel partners. Prior to joining us, from August 2009 until February 2011, he was President of Edge Marketing, a leading marketing consulting firm in the dental and medical devices industries. From February 2008 until August 2009, Mr. Mahnken served as Director of Marketing at Milestone Scientific Inc., a manufacturer of computer controlled anesthetic delivery medical devices. From August 2002 until January 2008, he served as Director of Partnership Relations at ArcMesa Educators, an organization dedicated to providing accredited continuing education to medical and dental providers. Prior to ArcMesa, Mr. Mahnken held a number of marketing roles with the Lanmark Group a leading healthcare advertising agency. Mr. Mahnken is a graduate of the University of New Orleans, where he earned a Bachelor’s of Art degree in Marketing.

Directors’ Terms of Office

Mr. DePasquale was initially elected as a director in 2003, and was re-elected in 2004. Mr. Schoenherr was initially elected as a director in 2004. Mr. Romeo was initially elected as a director in 2005. Ms. Rivera, Mr. Bush and Mr. Gilley were all initially appointed as directors in 2014. Each such director was elected to serve until the Company’s next annual meeting or until his or her successor is duly elected and qualified in accordance with the By-laws of the Company.

Audit Committee

The Audit Committee is comprised of John Schoenherr and Barbara Rivera. The Board has determined that John Schoenherr is an “audit committee financial expert” under the applicable rules adopted by the Securities and Exchange Commission. Additionally, the Audit Committee has the ability on its own to retain independent accountants or consultants whenever it deems appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the U.S. Securities and Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors and persons who own more than ten percent (10%) of the Company’s Common Stock to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of the Company’s Common Stock. Such officers, directors and ten percent (10%) stockholders are also required by applicable SEC rules to furnish the Company with copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on its review of the copies of such forms received by it, or written representations from such persons that no other reports were required for such persons, the Company believes that during the fiscal year ended December 31, 2013, all Section 16(a) filing requirements applicable to the Company’s officers, directors and ten percent (10%) stockholders were satisfied in a timely fashion, except for the following:

a)	Thomas J. Colatosti — one late Form 4 filing with respect to the issuance of a total of 50,000 options on March 27, 2013.

b)	Michael DePasquale — one late Form 4 filing with respect to the issuance of a total of 1,000,000 options on March 27, 2013.

c)	Jeff May — one late Form 4 filing with respect to the issuance of a total of 50,000 options on March 27, 2013.

d)	Charles Romeo — one late Form 4 filing with respect to the issuance of a total of 50,000 options on March 27, 2013.

e)	John Schoenherr — one late Form 4 filing with respect to the issuance of a total of 50,000 options on March 27, 2013.

f)	Cecilia Welch — one late Form 4 filing with respect to the issuance of a total of 150,000 options on March 27, 2013.

g)	Mira LaCous — one late Form 4 filing with respect to the issuance of a total of 125,000 options on March 27, 2013.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications; (iii) compliance with applicable governmental laws, rules, and regulations; (iv) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and (v) accountability for adherence to the code.  The Company intends to disclose amendments or waivers of the Code of Ethics on its website within four business days.  Any person may obtain a copy of our Code of Ethics free of charge by sending a written request for such to the attention of the Chief Financial Officer of the Company, 3349 Highway 138, Building A Suite E, Wall, NJ 07719.

Internet Address and SEC Reports

We maintain a website with the address www.BIO-key.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K (and, where applicable, 10-KSB), Quarterly Reports on Form 10-Q (and, where applicable, 10-QSB) and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Our SEC filings are also available over the Internet at the SEC’s website www.sec.gov. Members of the public may read and copy any materials the Company files with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the public reference room is available by calling the SEC on 1-800-SEC-0330.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation paid to or accrued by our chief executive officer (principal executive officer) and the two most highly compensated executive officers other than the principal executive officer, who were serving as executive officers at the end of December 31, 2013, for the fiscal years ended December 31, 2013 and 2012:

SUMMARY COMPENSATION TABLE

Name	Fiscal Year	Salary ($)	Option Awards ($)		All Other Compensation ($)	Total ($)

Michael W. DePasquale	2013	257,815	148,800	(1)	739	407,354
Chief Executive Officer	2012	259,324	—		739	260,063

Mira K. LaCous	2013	151,342	18,600	(1)	545	170,487
Chief Technology Officer (2)	2012	142,092	—		545	142,637

Scott Mahnken	2013	144,292	11,160	(1)	499	155,951
Vice President Marketing	2012	124,680	—		499	125,179

(1)

The aggregate grant date fair value of the option awards was estimated using the Black-Scholes option pricing model, with the assumptions listed in Note A to the Company’s financial statements. The amount shown in this column represents the grant date fair value calculated under ASC 718.

(2)	Ms. LaCous was appointed as our Chief Technology Officer on March 31, 2014. Prior to her appointment as our Chief Technology Officer, she served as our Vice President of Technology & Development.

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

On November 20, 2013, the Company renewed its one-year employment agreement with Mira K. LaCous to serve as the Vice President of Technology & Development of the Company at an annual base salary of $147,420, subject to adjustment by the Board or Compensation Committee. On March 13, 2014, in connection with her appointment as Chief Technology Officer, the Company amended and restated Ms. LaCous’ employment agreement to increase Ms. LaCous’ annual base salary to $202,000. The employment agreement contains standard and customary confidentiality, technical invention provisions, as well as a covenant not to compete which prohibits Ms. LaCous from doing business with any current or prospective customer of the Company or engaging in a business competitive with that of the Company during the term of her employment and for the one year period thereafter. This agreement also contains a number of termination provisions as described in “Termination and Change in Control Arrangements” in this Item.

On May 15, 2013, the Company entered into an employment agreement with Cecilia Welch to serve as the Vice President Chief Financial Officer of the Company until May, 2014. The agreement automatically renews for subsequent one-year terms, unless the employment relationship is terminated by either party, or modified in accordance with the terms and conditions of the agreement. The employment agreement contains standard and customary confidentiality, technical invention provisions, as well as a covenant not to compete which prohibits Ms. Welch from doing business with any current or prospective customer of the Company or engaging in a business competitive with that of the Company during the term of her employment and for the one year period thereafter. This agreement also contains a number of termination provisions as described in “Termination and Change in Control Arrangements” in this Item.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

DECEMBER 31, 2013

The following table sets forth for each named executive officer, information regarding outstanding equity awards as at December 31, 2013:

	Option Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)		Option exercise price ($)	Option expiration date

Michael W. DePasquale	500,000	—		0.087	2/27/2016
	—	1,000,000	(2)	0.174	3/27/2020

Mira LaCous	75,000	—		0.180	8/13/2015
	340,000	—		0.460	1/7/2017
	49,999	25,001	(1)	0.140	5/11/2018
	—	125,000	(2)	0.174	3/27/2020

Scott Mahnken	—	33,334	(1)	0.140	5/11/2018
	—	75,000	(2)	0.174	3/27/2020

(1)	The options vest May 11, 2014
(2)	The options vest equally in three annual installments commencing March 27, 2014

Narrative Disclosure to Outstanding Equity Awards at Fiscal Year End Table

The following are the material terms of each agreement, contract, plan or arrangement that provide for payments to one or more of our named executive officers at, following or pursuant to their resignation, retirement or termination, or in connection with a change in control of the Company.

Termination Arrangements

Our employment agreement with Mr. DePasquale automatically renews for subsequent one-year terms, unless the employment relationship is terminated by either party, or modified in accordance with the terms and conditions of the Agreement. We may terminate the Agreement at any time with or without cause. In the event of termination by us without cause, we will continue to pay Mr. DePasquale his then current base salary for the greater of nine months from the date of such termination or the number of months remaining until the end of the term of the Agreement.

We may terminate our employment agreement with Ms. LaCous at any time with or without cause. In the event of termination by us without cause, we will continue to pay Ms. LaCous her then current base salary for nine months from the date of such termination.

Our employment agreement with Ms. Welch automatically renews for subsequent one-year terms, unless the employment relationship is terminated by either party, or modified in accordance with the terms and conditions of the Agreement. We may terminate our employment agreement with Ms. Welch at any time with or without cause. In the event of termination by us without cause, we will continue to pay Ms. Welch her then current base salary for the greater of six months from the date of such termination or the number of months remaining until the end of the term of the Agreement.

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

In the event of a “Change In Control” each Plan provides for the immediate vesting of all options issued thereunder. The 1999 Plan provides for the Company to deliver written notice to each optionee under the 1999 Plan fifteen (15) days prior to the occurrence of a Change in Control during which all options issued under the 1999 Plan may be exercised. Thereafter, all options issued under the 1999 Plan which are neither assumed nor substituted in connection with such transaction, automatically expire unless otherwise determined by the Board. The 2004 Plan enables the Board to provide that all outstanding options be assumed, or equivalent options be substituted by the acquiring or succeeding corporation upon the occurrence of a “Reorganization Event” as defined. If such Reorganization Event also constitutes a Change In Control, then such assumed or substituted options shall be immediately exercisable in full. If the acquiring or succeeding corporation does not agree to assume, or substitute for such options, then the Board, upon written notice to the Participants, may provide that all unexercised options become exercisable in full as of a specified time prior to the Reorganization Event and terminate prior to the consummation of the Reorganization Event. Alternatively, if under the terms and conditions of the Reorganization Event, holders of common stock will receive a cash payment for their shares, then the Board may provide that all Participants receive a cash payment equal to the difference between the Acquisition Price and the Option Price multiplied by the number of options held by such Participants.

Options issued to executive officers outside of the Plans contain change in control provisions substantially similar to those contained in the 1999 Plan.

Our employment agreement with Mr. DePasquale contains a change in control provision that is triggered if Mr. DePasquale is not offered continued employment with us or any successor, or within five years following such Change of Control, we or any successor terminates Mr. DePasquale’s employment without cause. If this occurs, then we will pay Mr. DePasquale his base salary and benefits earned but unpaid through the date of termination, and any prorated bonus earned during the then current bonus year, plus two times his then current base salary.

DIRECTOR COMPENSATION FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2013

The following table sets forth for each director, information regarding their compensation for the year ended December 31, 2013:

Name	Option Awards ($) (2)	Total ($)
Thomas J. Colatosti	7,404	7,404
Michael W. DePasquale (1)	—	—
Jeffrey J. May	7,404	7,404
Charles P. Romeo	7,404	7,404
John Schoenherr	7,404	7,404

(1)	Refer to Narrative Disclosure to Summary Compensation Table for information pertaining to Mr. DePasquale’s employment agreement.

(2)

The aggregate grant date fair value of the option awards was estimated using the Black-Scholes option pricing model, with the assumptions listed in Note A to the Company’s financial statements. The amount shown in this column represents the grant date fair value calculated under ASC 718

Narrative Disclosure to Director Compensation Table

Prior to 2014, the Company’s policy was to issue options to purchase 50,000 shares of common stock to each non-employee director on an annual basis. The Chair of the Audit Committee typically receives options to purchase an additional 50,000 shares of common stock on an annual basis. Effective 2014, the Company adopted a policy to pay a cash fee to each non-employee director of $3,000 per board meeting and $1,000 per telephonic board meeting attended and make an annual grant of options in the discretion of the Board upon recommendation of the Compensation Committee.

We reimburse each of our non-employee directors for their reasonable expenses incurred in connection with attending meetings of the board of directors and related committees.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 25, 2014 information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than five percent (5%) of the Company’s outstanding common stock. The following table also sets forth, as of such date, the beneficial ownership of the Company’s common stock by all officers and directors, individually and as a group. Unless otherwise indicated, the address of each person listed below is c/o BIO-key International, Inc., 3349 Highway 138, Building A, Suite E, Wall, NJ 07719.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(1)

Michael W. DePasquale	883,333	(2)	*
Mira LaCous	506,665	(3)	*
John Schoenherr	215,596	(4)	*
Renat Zhdanov	186,666	(5)	*
Cecilia Welch	169,999	(6)	*
Charles P. Romeo	149,286	(7)	*
Scott Mahnken	25,000	(8)	*

All officers and directors as a group (7) persons	2,136,545		1.8%

*	Less than 1%

(1)

The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Securities Exchange Act of 1934 and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as, other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 115,995,974 shares of common stock outstanding as of March 25, 2014.

(2)	Includes 833,333 issuable on exercise of options and 50,000 shares of common stock. Does not include 1,166,667 shares issuable upon exercise of options subject to vesting.

(3)	Consists of 506,665 shares issuable upon exercise of options. Does not include 408,335 shares issuable upon exercise of options subject to vesting.

(4)	Consists of 215,596 shares issuable upon exercise of options. Does not include 108,334 shares issuable upon exercise of options subject to vesting.

(5)	Consists of 186,666 shares issuable upon exercise of options. Does not include 183,334 shares issuable upon exercise of options subject to vesting.

(6)	Consists of 169,999 shares issuable upon exercise of options. Does not include 450,001 shares issuable upon exercise of options subject to vesting.

(7)	Consists of 149,286 shares issuable upon exercise of options. Does not include 108,334 shares issuable upon exercise of options subject to vesting.

(8)	Consists of 25,000 shares issuable upon exercise of options. Does not include 283,334 shares issuable upon exercise of options subject to vesting.

The following table sets forth, as of December 31, 2013, information with respect to securities authorized for issuance under equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	5,390,607	$0.17	129,395
Total	5,390,607	$0.17	129,395

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

The 1999 Plan provides for the immediate vesting of all options in the event of a “Change In Control” of the Company. In the event of a Change In Control, the Company is required to deliver written notice to each optionee under the 1999 Plan fifteen (15) days prior to the occurrence of a Change in Control, during which time all options issued under 1999 Plan may be exercised. Thereafter, all options issued under the 1999 Plan which are neither assumed nor substituted in connection with such transaction, automatically expire, unless otherwise determined by the Board. Under the 1999 Plan, a “Change In Control” is defined to include (i) a sale or transfer of substantially all of the Company’s assets; (ii) the dissolution or liquidation of the Company; (iii) a merger or consolidation to which the Company is a party and after which the prior shareholders of the Company hold less than 50% of the combined voting power of the surviving corporation’s outstanding securities; (iv) the incumbent directors cease to constitute at least a majority of the Board of Directors; or (v) a change in control of the Company which would otherwise be reportable under Section 13 or 15(d) of the Exchange Act. The 1999 Plan expired in August 2009.

As of December 31, 2013, there were outstanding options under the 1999 Plan to purchase 500,000 shares of common stock, and no shares were available for future grants.

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

As of December 31, 2013, there were outstanding options under the 2004 Plan to purchase 3,690,607 shares of common stock, and options to purchase an aggregate of 129,395 shares were available for future grants.

In addition to options issued under the 1999 and 2004 Plans, the Company has issued options to employees, officers, directors and consultants to purchase common stock under the non-plan. As of December 2013, there were outstanding options under the non-plan to purchase 1,200,000 shares of common stock. The terms of outstanding options under the non-plan are substantially similar to the provisions of the 1999 Plan and options issued thereunder.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Employment Arrangements

The Company has entered into employment agreements with Michael W. DePasquale, and Mira LaCous. See “EXECUTIVE COMPENSATION—Employment Agreements.”

Consulting Arrangement with Thomas J. Colatosti

In connection with his appointment to the Board of Directors in September 2002, and as acting Chief Financial Officer from November 2008 to December 2009, the Company had entered into a number of consulting arrangements with Thomas Colatosti. Under the most recent arrangement, which was entered into on January 12, 2010, Mr. Colatosti provided services to the Company and its subsidiaries and affiliates for the two-year term ended December 31, 2011 at a rate of $5,000 per month. At December 31, 2013 and December 31, 2012, Mr. Colatosti is owed $50,000. The balance owed to Colatosti is included in accounts payable.

Repayment of Note Payable to Thomas J. Colatosti

Effective as of December 31, 2010, we entered into a Securities Exchange Agreement with Thomas J. Colatosti, pursuant to which Mr. Colastosti agreed to exchange all of his outstanding shares of Series D Convertible Preferred Stock, including all accrued and unpaid dividends thereon, and the 7% Convertible Promissory Notes dated as of December 28, 2009 issued to Mr. Colatosti in the original principal amount of $64,878 for a new non-convertible 7% Secured Promissory Note in the original principal amount of $350,804. The 7% Secured Promissory Note was due on December 31, 2012. Pursuant to a Note Amendment and Extension Agreement effective as of December 31, 2012, the maturity date of the 7% Convertible Promissory Note was extended to March 31, 2013. In February 2013, the principal balance and accrued interest owing under the 7% Convertible Promissory Note was repaid from the proceeds of our February 2013 private offering with InterDigital.

Director Independence

The Board applies the definition of independent director as set forth in NASDAQ Stock Market Rule 4200 (a)(15), as well as Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

In accordance with this guidance, the Board considers Mr. Schoenherr, Mr. Romeo, Ms. Rivera, Mr. Bush and Mr. Gilley, to be independent. Mr. Schoenherr and Ms. Rivera are the members of the Company’s Audit Committee, while Mr. Schoenherr, Mr. Romeo, and Mr. Bush are the members of the Company’s Compensation Committee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows fees for professional services and quarterly audit fees billed to us by Rotenberg Meril Solomon Bertiger & Guttilla, P.C. (“RMSBG”) for the audit of our annual consolidated financial statements for the years ended December 31, 2013 and 2012:

	2013	2012

Audit Fees	$72,000	$72,000
Audit-Related Fees	7,534	0
Tax Fees	20,000	20,000

Total Fees	$99,534	$92,000

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

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and which are not reported under audit fees. These services relate primarily to the due diligence related to registration statements filed by the Company.

Tax Fees consist of fees billed for professional services for tax compliance assistance rendered during the fiscal year.

Audit Committee Pre-Approval Procedures

The Audit Committee of our Board of Directors consisted of John Schoenherr and Jeff May in 2013. Barbara Rivera was appointed to the Audit Committee in March 2014 to replace Mr. May. The Audit Committee approves the engagement of our independent auditors to render audit and non-audit services before they are engaged. All of the fees for 2013 and 2012 shown above were pre-approved by the Audit Committee.

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

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as at December 31, 2013 and 2012

Consolidated Statements of Operations—Years ended December 31, 2013 and 2012

Consolidated Statement of Stockholders’ Equity (Deficit) —Years ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows—Years ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements—December 31, 2013 and 2012

(b)      The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report

ITEM 8—FINANCIAL STATEMENTS

The following financial statements of BIO-key International, Inc. are included herein at the indicated page numbers:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

BIO-key International, Inc.

North Billerica, MA

We have audited the accompanying consolidated balance sheets of BIO-key International, Inc. and Subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BIO-key International, Inc. and Subsidiary as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the consolidated financial statements, the Company has suffered substantial net losses in recent years, has an accumulated deficit at December 31, 2013 and is dependent on debt and equity financing to fund its operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are disclosed in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.
Saddle Brook, New Jersey
March 31, 2014

BIO-key International, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$2,023,349	$83,989
Accounts receivable, net	284,025	604,784
Due from factor	2,449	189,904
Inventory	9,376	4,186
Prepaid expenses and other	73,482	25,088
Total current assets	2,392,681	907,951
Equipment and leasehold improvements, net	125,062	24,267
Deposits and other assets	8,712	8,712
Intangible assets—less accumulated amortization	174,950	195,911
Total non-current assets	308,724	228,890
TOTAL ASSETS	$2,701,405	$1,136,841

LIABILITIES
Accounts payable	$540,912	$931,276
Accrued liabilities	338,321	593,599
Deferred revenue	528,160	508,520
Note payable – related party	-	321,428
Total current liabilities	1,407,393	2,354,823
Warrant liabilities	243,077	-
TOTAL LIABILITIES	1,650,470	2,354,823

Commitments

STOCKHOLDERS’ EQUIY (DEFICIT)
Common stock — authorized, 170,000,000 shares; issued and outstanding; 115,842,315 and 78,155,413 of $.0001 par value at December 31, 2013 and December 31, 2012, respectively	11,584	7,815
Additional paid-in capital	55,909,923	51,062,624
Accumulated deficit	(54,870,572)	(52,288,421)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	1,050,935	(1,217,982)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,701,405	$1,136,841

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2013	2012

Revenues
Services	$988,003	$1,094,731
License fees and other	997,973	2,741,162
	1,985,976	3,835,893
Costs and other expenses
Cost of services	145,702	221,027
Cost of license fees and other	241,326	350,706
	387,028	571,733
Gross Profit	1,598,948	3,264,160

Operating expenses
Selling, general and administrative	2,776,559	2,288,903
Research, development and engineering	1,344,070	947,371
	4,120,629	3,236,274
Operating (loss) income	(2,521,681)	27,886

Other income (deductions)
Interest income	7	7
Interest expense	(136,484)	(24,626)
Gain on derivative liabilities	78,812	-
Income taxes	(2,805)	-
	(60,470)	(24,619)
Net (loss) income	$(2,582,151)	$3,267

Basic and Diluted (Loss) Income per Common Share:	$(0.03)	$0.00

Weighted Average Shares Outstanding:
Basic and Diluted	91,791,690	78,155,413

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional
	Common Stock		Contributed	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2011	78,155,413	$7,815	$51,012,782	$(52,291,688)	$(1,271,091)

Share-based compensation	—	—	49,842	—	49,842
Net income	—	—	—	3,267	3,267

Balance as of December 31, 2012	78,155,413	$7,815	$51,062,624	$(52,288,421)	$(1,217,982)

Issuance of common stock and warrants pursuant to security purchase agreements	37,174,277	3,718	5,646,076	—	5,649,794
Issuance of common stock pursuant to anti-dilution rights	412,067	41	(41)	—	—
Issuance of common stock in exchange for options exercised	100,558	10	(10)	—	—
Derivative liabilities associated with security purchase agreements	---	---	(346,214)	---	(346,214)
Stock issuance costs	—	—	(648,116)	—	(648,116)
Share-based compensation	—	—	81,642	—	81,642
Reclassification of derivative liability	---	----	113,962	---	113,962
Net loss	—	—	—	(2,582,151)	(2,582,151)

Balance as of December 31, 2013	115,842,315	$11,584	$55,909,923	$(54,870,572)	$1,050,935

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2013	2012

CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,582,151)	$3,267
Adjustments to reconcile net (loss) income to cash (used for) provided by operating activities:
Allowance for doubtful accounts	-	(377,000)
Depreciation	28,618	28,603
Amortization:
Intangible assets	20,961	11,269
Deferred costs	107,203	-
Share-based compensation	81,642	49,842
Gain on derivative liabilities	(78,812)	-
Change in assets and liabilities:
Accounts receivable trade	320,759	359,562
Due from factor	187,455	(189,904)
Inventory	(5,190)	4,051
Prepaid expenses and other	(48,394)	33,833
Accounts payable	(480,364)	243,835
Accrued liabilities	(255,278)	(82,234)
Deferred revenue	19,640	(19,572)
Net cash (used for) provided by operating activities	(2,683,911)	65,552
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(129,413)	-
Net cash used for investing activities	(129,413)	-
CASH FLOW FROM FINANCING ACTIVITIES:
Issuances of common stock	5,649,793	-
Repayment of notes payable – related party	(321,428)	(25,000)
Proceeds from issuance of Note Payable	497,307	-
Repayment of Note Payable	(497,307)	-
Costs to issue common stock and Note Payable	(575,681)	-
Net cash provided by (used for) financing activities	4,752,684	(25,000)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,939,360	40,552
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	83,989	43,437
CASH AND CASH EQUIVALENTS, END OF YEAR	$2,023,349	$83,989

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Years ended December 31,
	2013	2012

Cash paid for:
Interest	$77,216	$—
Income taxes	—	41,169

Noncash investing and financing activities:
Issuance of warrants for deferred financing costs and equity raise	$89,637	$—
Unpaid costs to issue common stock	90,000	—
Reclassification of derivative liability to additional paid-in capital	113,962	—

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2013 and 2012

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

Basis of Presentation

We have incurred significant losses to date, and at December 31, 2013, we had an accumulated deficit of approximately $55 million. In addition, broad commercial acceptance of our technology is critical to the Company’s success and ability to generate future revenues. At December 31, 2013, our total cash and cash equivalents were approximately $2,023,000, as compared to approximately $84,000 at December 31, 2012.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which contemplate continuation of the Company as a going concern, and assumes continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The matters described in the preceding paragraphs raise substantial doubt about the Company’s ability to continue as a going concern. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, and become profitable in its future operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

2. Use of Estimates

Our consolidated financial statements are prepared in accordance with GAAP as set forth in the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) and consider the various staff accounting bulletins and other applicable guidance issued by the U.S. Securities and Exchange Commission (SEC). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our consolidated financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

 3. Revenue Recognition

Revenues from software licensing are recognized in accordance with ASC 985-605, "Software Revenue Recognition." Accordingly, revenue from software licensing is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

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

Multiple-Element Arrangements: For multiple-element arrangements, the Company applies the residual method in accordance with ASC 985-605. The residual method requires that the portion of the total arrangement fee attributable to the undelivered elements be deferred based on its vendor-specific objective evidence ("VSOE") of fair value and subsequently recognized as the service is delivered. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, which is generally the software license. VSOE of fair value for all elements in an arrangement is based upon the normal pricing for those products and services when sold separately. VSOE of fair value for support services is additionally determined by the renewal rate in customer contracts. The Company has established VSOE of fair value for support as well as consulting services.

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

4.  Cash Equivalents

Cash equivalents consist of liquid investments with original maturities of three months or less.  At December 31, 2013 and 2012, cash equivalents consisted of a money market account.

5. Accounts Receivable

Accounts receivable are carried at original amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful receivables by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Accounts receivable at December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013	2012

Accounts receivable	$304,551	$625,310
Allowance for doubtful accounts	(20,526)	(20,526)

Accounts receivable, net allowances for doubtful accounts	$284,025	$604,784

The allowance for doubtful accounts for the years ended December 31, 2013 and 2012 is as follows:

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Year
Year Ended December 31, 2013
Allowance for Doubtful Accounts	$20,526	$-	$-	$20,526
Year Ended December 31, 2012
Allowance for Doubtful Accounts	$397,526	$-	$377,000	$20,526

The allowance at January 1, 2012 was primarily for one customer whose payments under a contract were behind schedule. $400,000 was collected from the customer in 2012, and subsequently, $150,000 was collected in 2013.

6. Equipment and Leasehold Improvements, Intangible Assets and Depreciation and Amortization

Equipment and leasehold improvements are stated at cost.  Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over the estimated service lives, principally using straight-line methods. Leasehold improvements are amortized over the shorter of the life of the improvement or the lease term, using the straight-line method.

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

8. Advertising Expense

The Company expenses the costs of advertising as incurred. Advertising expenses for the years ended December 31, 2013 and 2012 were approximately $178,000 and $114,000, respectively.

9. Deferred Revenue

Deferred revenue includes customer advances and amounts that have been billed per the contractual terms but have not been recognized as revenue. The majority of these amounts are related to maintenance contracts for which the revenue is recognized ratably over the applicable term, which generally is 12 months from the date the customer is delivered the products.

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

11. Earnings Per Share of Common Stock (“EPS”)

The Company’s EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options and warrants, when the effect of their inclusion is dilutive. See Note Q - Earnings Per Share “EPS”, for additional information.

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

The compensation expense recognized under ASC 718 amounted to $81,642 and $49,842 for the years ended December 31, 2013 and 2012 respectively.

The following table presents share-based compensation expenses for continuing operations included in the Company’s consolidated statements of operations:

	Year ended December 31,
	2013	2012

Selling, general and administrative	$60,151	$22,502
Research, development and engineering	21,491	27,340
	$81,642	$49,842

Valuation Assumptions for Stock Options

For the years ended December 31, 2013 and 2012, 2,350,000 and 600,000 stock options were granted, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2013	2012
Risk free interest rate	0.68%	0.80%
Expected life of options (in years)	4.50	4.48
Expected dividends	0%	0%
Volatility of stock price	139%	114%

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

14. Deferred Costs

Costs incurred with obtaining and executing debt arrangements are capitalized and amortized to interest expense using the effective interest method over the term of the related debt.

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

16. Recent Accounting Pronouncements

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

NOTE B—FACTORING

Due from factor consisted of the following as of December 31:

	Original Invoice Value	Factored Amount	Factored Balance due
Year Ended December 31, 2013
Factored accounts receivable	$9,795	$7,346	$2,449
Year Ended December 31, 2012
Factored accounts receivable	$744,315	$554,411	$189,904

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

NOTE C—FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, due from factor, accounts payable, accrued liabilities, and notes payable - related party, are carried at, or approximate, fair value because of their short-term nature.

The fair value of the warrant liabilities and derivative liabilities are measured at fair value using the following assumptions:

Risk free interest rate	0.07%	-	1.38%
Expected term	0.25%	-	4.65%
Expected dividends		0
Volatility of stock price	78.0%	-	136.2%

For the anti-dilution features, the Company utilized the Monte Carlo simulation. The stock volatility for each grant is determined based on the review of the experience of the weighted average of historical daily price changes of the Company’s common stock over the expected term and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the derivative.

The warrant liabilities and derivative liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about of future activities and the Company’s stock prices and historical volatility as inputs.

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3). There were no assets as of or during the year ended December 31, 2013 and no assets or liabilities as of or during the year ended December 31, 2012 measured using significant unobservable inputs.

Fair Value Measurements Using

Significant Unobservable Inputs (Level 3):

Balance, January 1, 2013	$-

Compensatory Warrant (Note M3)
Fair value at issuance	89,637
Gain on derivative	(53,267)

Value at December 31, 2013	36,370

Warrants issued Under PI SPA (Note M2c)
Fair value at issuance	325,891
Gain on derivative	(119,184)

Value at December 31, 2013	206,707

Anti-Dilution Features From July Private Investor SPA (Note M2b)
Fair value at issuance	20,323
Loss on derivative	93,639
Reclassification to additional paid-in capital	(113,962)

Value at December 31, 2013	-

Balance, December 31, 2013	$243,077

NOTE D—CONCENTRATION OF RISK

Financial instruments which potentially subject the Company to risk primarily consist of cash and accounts receivables.

The Company maintains its cash and cash equivalents with various financial institutions, which, at times may exceed the amounts insured by the Federal Deposit Insurance Corporation. The exposure to the Company is solely dependent upon daily bank balances and the respective strength of the financial institutions. The Company has not incurred any losses on these accounts. At December 31, 2013 and 2012, amounts in excess of insured limits were $1,534,815 and $0, respectively.

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

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, as follows:

	Years Ended December 31,
	2013	2012

Customer A	19%	31%
Customer B	15%	*	%

*      Less than 10% of total revenue

The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

	As of December 31,
	2013		2012

Customer C	50%		74%
Customer D	*	%	14%

*      Less than 10% of total accounts receivable

NOTE E—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following as of December 31:

	2013	2012

Equipment	$378,074	$302,052
Furniture and fixtures	138,618	99,199
Software	28,624	28,624
Leasehold improvements	53,948	39,975
	599,264	469,850

Less accumulated depreciation and amortization	(474,202)	(445,583)

Total	$125,062	$24,267

Depreciation and amortization were $28,618 and $28,603 for the periods ending December 31, 2013 and 2012, respectively.

NOTE F—INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31:

	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents and patents pending	$287,248	$(112,298)	$174,950	$287,248	$(91,337)	$195,911

Total	$287,248	$(112,298)	$174,950	$287,248	$(91,337)	$195,911

Aggregate amortization expense for the years ended December 31, 2013 and 2012, was $20,961 and $11,269 respectively. The estimated aggregate amortization expense of intangible assets for the years following December 31, 2014 is approximately $21,000 per year for 2014 through 2018, and approximately $70,000 thereafter.

NOTE G—ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31:

	2013	2012

Compensation	$11,102	$243,049
Compensated absences	112,609	133,535
Dividends payable	3,435	3,435
Interest payable – related party	-	47,935
Accrued legal and accounting fees	84,609	84,954
Sales tax payable	54,382	53,043
Other	72,184	27,648

Total	$338,321	$593,599

NOTE H—RELATED PARTY

Consulting Arrangement with Thomas J. Colatosti (“Colatosti”)

In connection with his appointment to the Board of Directors in September 2002, and as acting Chief Financial Officer from November 2008 to December 2009, the Company had entered into a number of consulting arrangements with Mr. Colatosti. Under the most recent arrangement, which expired on December 31, 2011, Mr. Colatosti provided services to the Company and its subsidiary for the two-year term at a rate of $5,000 per month. At December 31, 2013 and December 31, 2012, Mr. Colatosti is owed $50,000. The balance owed to Colatosti is included in accounts payable.

NOTE I—DEFERRED REVENUE

The components of deferred revenue are as follows as of December 31:

	2013	2012

Maintenance contracts	$528,160	$496,055
Customer deposit	-	12,465

Total	$528,160	$508,520

Maintenance contracts include provisions for unspecified when-and-if available product updates and customer telephone support services, and are recognized ratably over the term of the service period.

NOTE J—NOTES PAYABLE

The 2010 Exchange Agreement

Effective as of December 31, 2010, the Company entered into a Securities Exchange Agreement (the “2010 Exchange Agreement”) with Colatosti. Pursuant to the 2010 Exchange Agreement, Mr. Colatosti agreed to exchange all of his outstanding shares of Series D Convertible Preferred Stock, including all accrued and unpaid dividends thereon, and the 7% Convertible Promissory Note dated as of December 28, 2009 issued by the Company to Mr. Colatosti in the original principal amount of $64,878 for a new non-convertible 7% Secured Promissory Note in the original principal amount of $350,804 (the “Colatosti Note”).

The principal and interest under the Colatosti Note was scheduled to be repaid by the Company in cash on December 31, 2012. Pursuant to a Note Amendment and Extension Agreement effective as of December 31, 2012, the maturity date of the Colatosti Note was extended to March 31, 2013. In February 2013, the principal balance and accrued interest owing under the Colatosti Note was repaid from the proceeds of the February 2013 financing (see Note M2a).  At December 31, 2013 and December 31, 2012, the amount payable under the Colatosti Note was $0 and $321,428, respectively. Accrued interest owed amounted to $0 and $47,935 at December 31, 2013 and 2012, respectively, and was included in accrued liabilities (see Note G).

The 2013 Note Purchase Agreement

Pursuant to a Note Purchase Agreement (the “InterDigital NPA”) dated February 26, 2013 by and between the Company and DRNC Holdings, Inc. (“DRNC”), the Company issued to DRNC a promissory note in the principal amount of $497,307 (the “InterDigital Note”), which accrued interest at a rate of 7% per annum, with a default rate of 9% per annum while a nonpayment default was continuing.

The InterDigital Note was to mature on December 31, 2015, was secured by a security interest in all of the tangible and intangible assets of the Company, and was subject to acceleration upon an event of default. A portion of the proceeds from the sale of the InterDigital Note were used to repay the Colatosti Note in full, with the remaining proceeds to be used for other general corporate purposes.

On November 22, 2013, the Company repaid in full the $497,307 principal balance and accumulated interest payable due under the InterDigital Note. In connection with the repayment, DRNC's security interest in all of our tangible and intangible assets was terminated.

In connection with the InterDigital NPA and InterDigital Note, the Company incurred costs totaling $57,202.  Such costs were capitalized and were being amortized over the initial expected term of the InterDigital Note using the effective interest method. Once the InterDigital Note was repaid, the remaining balance of capitalized costs was written off to interest expense.

NOTE K—SEGMENT INFORMATION

The Company has determined that its continuing operations are one discrete segment consisting of Biometric products. Geographically, North American sales accounted for approximately 97% and 93% of the Company’s total sales for fiscal years 2013 and 2012, respectively.

NOTE L—COMMITMENTS

Operating Leases

The Company does not own any real estate but conducts operations from three leased premises. These non-cancelable operating leases expire at various dates through 2018. In addition to base rent, the Company pays for property taxes, maintenance, insurance and other occupancy expenses according to the terms of the individual leases.

Future minimum rental commitments of non-cancelable operating leases are approximately as follows:

Years ending December 31,
2014	$142,944
2015	143,745
2016	147,726
2017	152,359
2018	103,825

$690,599

Rental expense was approximately $159,000 and $169,000 during 2013 and 2012, respectively.

NOTE M— EQUITY

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

2. Common Stock

The Company is authorized to issue 170,000,000 shares of common stock, $.0001 par value per share, of which 115,842,315 and 78,155,413 were outstanding as of December 31, 2013 and 2012, respectively.

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

Issuances of Common Stock

a)	Securities Purchase Agreements dated February 26, 2013

Pursuant to a Securities Purchase Agreement dated February 26, 2013 by and between the Company and DRNC (the “InterDigital SPA”), the Company issued to DRNC 4,026,935 shares of its common stock at a purchase price $0.10 per share, for an aggregate purchase price of $402,693. DRNC had anti-dilution rights under the InterDigital SPA that required the Company to issue additional shares to DRNC on a full-ratchet basis if the Company, within the nine months following February 26, 2013, sold or issued any common stock or common stock equivalents (other than sales or issuances to directors, officers, employees or independent contractors in the ordinary course of business for compensation purposes and stock splits and stock dividends payable in respect of the Company’s common stock) having a purchase, exercise or conversion price per share of less than $0.10.  No shares were issued under the anti-dilution rights due to subsequent issuances.

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

The shares of common stock were subject to registration clauses.  The Company filed a registration statement on November 22, 2013 and such registration was declared effective on December 31, 2013.  See Note M2d.

b)	Securities Purchase Agreement dated July 23, 2013

Pursuant to a Securities Purchase Agreement, dated July 23, 2013, by and between the Company and a number of private and institutional investors (the “July Private Investor SPA”), the Company issued units to such investors consisting of 3,500,006 shares of common stock and 3,500,006 warrants to purchase additional shares of common stock, at a purchase price of $0.30 per unit for an aggregate purchase price of $1,050,000. The Investors have anti-dilution rights under the July Private Investors SPA that require the Company to issue additional shares to Investors on an average-weighted basis if the Company, within the six months following July 23, 2013, sells or issues any common stock or common stock equivalents (other than sales or issuances to directors, officers, employees or independent contractors in the ordinary course of business for compensation purposes and stock splits and stock dividends payable in respect of the Company’s common stock) having a purchase, exercise or conversion price per share of less than $0.30 (see Note M2c below where the anti-dilution rights were triggered). The warrants are immediately exercisable at an exercise price of $0.40 per share and have a term of five years. Effective November 22, 2013, the Company agreed to reduce the exercise price of the warrants to $0.25 per share.

In connection with the share issuances described above, the Company incurred costs of $135,594, including filing costs for the associated Registration Statement filed with the SEC pursuant to the registration rights clause in the July 2013 Private Investors SPA, which were offset against additional paid-in capital.

The shares of common stock and the shares of common stock underlying the warrants were subject to a registration clause.  The Company filed a registration statement on November 22, 2013 and such registration was declared effective on December 31, 2013.  See Note M2d.

Based on an evaluation as discussed in FASB ASC 815-15, “Embedded Derivatives” and FASB ASC 815-40-15, “Contracts in Entity’s Own Equity - Scope and Scope Exceptions,” the Company determined that the anti-dilution feature in the common stock issued was not considered indexed to its own stock because neither the occurrence of a sale of equity securities by the issuer at market nor the issuance of another equity contract with a lower strike price is an input to the fair value of a fixed-for-fixed option or forward on equity shares.  As such, the anti-dilution feature should be bifurcated from the common stock and accounted for as a derivative liability.

The Company recorded derivative liabilities equal to their estimated fair value of $20,323. Such amount was also recorded as a reduction of additional paid-in capital. As discussed in Item c) below, the down round feature was triggered. As such, the Company marked-to-market the derivative liabilities at the date of issuances. In addition, the Company was required to mark-to-market the derivative liabilities at December 31, 2013. For the year ended December 31, 2013, the Company recorded a loss on the change in fair value of the anti-dilution rights of $93,639. The Company did not value the derivative liability at December 31, 2013.  At such date, the Company determined that it was still highly unlikely that an equity financing would occur prior to January 23, 2014, the expiration date of the down round feature.  Such conclusion was based upon the discussion noted in Note M2c below.

As discussed above, the Company agreed to reduce the exercise price of the warrants. Under GAAP, the warrants have to be revalued and a charge recorded if the value of the warrants under the new terms exceeds the value of the warrants under the old terms on the day before the change. No charge was recorded as the value of the “new” warrants was less than the value of the “old” warrants.

c)	Securities Purchase Agreements dated October 25, 2013 and November 8, 2013

Pursuant to a series of Private Investors Securities Purchase Agreements (the “PI SPA”), on October 25, 2013 and November 8, 2013, the Company issued to certain private investors an aggregate of 24,647,337 units consisting of 24,647,337 shares of common stock (the “Shares”) and warrants to purchase an additional 24,647,337 shares of our common stock (the “Warrants”) for an aggregate purchase price of $3,697,100. Each unit had a purchase price of $0.15 and consisted of one share of common stock and one Warrant. The Warrants are immediately exercisable at an exercise price of $0.25 per share, have a term of three years, and are exercisable on a cashless basis if at any time following the nine month anniversary of the issuance date, there is not an effective registration statement covering the public resale of the shares of Common Stock underlying the Warrants.

In connection with the share issuances described above, the Company incurred costs of $466,346, including filing costs for the associated Registration Statement filed with the SEC pursuant to the registration rights clause in the October and November 2013 Private Investors SPA, which were offset against additional paid-in capital.

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

Based on an evaluation as discussed in FASB ASC 815-15, “Embedded Derivatives” and FASB ASC 815-40-15, “Contracts in Entity’s Own Equity - Scope and Scope Exceptions,” the Company determined that the anti-dilution features in the common stock issued were not considered indexed to its own stock because neither the occurrence of a sale of equity securities by the issuer at market nor the issuance of another equity contract with a lower strike price is an input to the fair value of a fixed-for-fixed option or forward on equity shares.  As such, the anti-dilution features should be bifurcated from the common stock and accounted for as a derivative liability.

The Company did not value the derivative liability.  One of the key determinants of the Company’s decision to not value the derivative liability was the high likelihood that a future financing would not occur that would trigger the down round feature.  Whether a future equity financing would occur would be determined by the cash needs of the Company and management’s willingness to trigger the down round feature. The Company’s reasons were as follows:

1.	The Company’s cash position after the completion of the PI SPA.
2.	The stock price of the Company’s common stock.
3.	The lack of enough available authorized shares to complete a large offering.

Under GAAP, the Company is required to mark-to-market the derivative liability at the end of each reporting period. The Company did not value the derivative liability at December 31, 2013.  At such date, the Company determined that it was still highly unlikely that an equity financing would occur prior to July 8, 2014, the expiration date of the down round feature.  Such conclusion was based upon the discussion noted above.

The Shares and shares of common stock underlying the Warrants were subject to a registration rights agreement.  The Company filed a registration statement on November 22, 2013 and such registration was declared effective on December 31, 2013.  See Note M2d.

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

The cashless exercise features contained in the warrants are considered to be derivatives and the Company recorded warrant liabilities on the consolidated balance sheet. The Company recorded the warrant liabilities equal to their estimated fair value of $325,891. Such amount was also recorded as a reduction of additional paid-in capital. The Company is required to mark-to-market the warrant liabilities at the end of each reporting period. For the year ended December 31, 2013, the Company recorded a gain on the change in fair value of the cashless exercise features of $119,184, and as of December 31, 2013, the fair value of the cashless exercise features was $206,707.

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

d)	Registration Statement

The Company filed a registration statement on Form S-1 with the SEC to register the public resale of 65,733,688 shares of its common stock from the above 2013 Securities Purchase Agreements, comprised of:

●	9,026,935 shares of common stock issued in the February 2013 private offering
●	3,500,006 shares of common stock issued in the July 2013 private offering
●	3,500,006 shares of common stock underlying warrants issued in the July 2013 private offering
●	412,067 shares of common stock issued pursuant to certain anti-dilution rights held by certain investors in the July 2013 private offering
●	24,647,337 shares of common stock issued in the October 2013 and November 2013 private offerings
●	24,647,337 shares of common stock underlying warrants issued in the October 2013 and November 2013 private offerings

The registration statement was declared effective on December 31, 2013.

e)	Employees’ exercise options

During the year ended December 31, 2013, 179,998 stock options were exercised resulting in the cashless issuance of 100,558 shares of common stock.

3. Warrants

The Company has issued warrants to certain creditors, investors, investment bankers and consultants. A summary of warrant activity is as follows:

	Total Warrants	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value

Outstanding, as of December 31, 2011	8,250,000	$0.30

Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, as of December 31, 2012	8,250,000	$0.30	2.97

Granted	30,419,129	0.25
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, as of December 31, 2013	38,669,129	$0.26	2.79	—
Vested or expected to vest at December 31, 2013	38,669,129	$0.26	2.79	—
Exercisable at December 31, 2013	38,669,129	$0.26	2.79	—

On August 15, 2013, the Company issued a warrant to purchase 300,000 shares of the Company’s common stock to an independent contractor for work associated with the InterDigital Note and InterDigital SPA as additional compensation. The warrant has an exercise price of $0.10 per share and term of three years. The warrant also contains a cashless exercise feature. The Company valued the warrant using the following assumptions: risk free rate of 0.70%, stock price of $0.34, and 134.2% volatility for a total valuation of $89,637. Approximately $50,000 of the value of the warrant was allocated to the InterDigital NPA as deferred financing costs (the balance of which was written off in November 2013 on repayment of the InterDigital Note), and approximately $39,600 was allocated to additional-paid-in-capital for the InterDigital SPA.

The cashless exercise feature contained in the warrant is considered to be a derivative and the Company recorded a warrant liability on the consolidated balance sheet. The Company recorded the warrant liability equal to its estimated fair value of $89,637. The Company is required to mark-to-market the warrant liabilities at the end of each reporting period. For the year ended December 31, 2013, the Company recorded a gain on the change in fair value of the cashless exercise feature of $53,267, and as of December 31, 2013, the fair value of the cashless exercise feature was $36,370. On March 11, 2014, the 300,000 warrants were exercised resulting in the cashless issuance of 153,659 shares of common stock.

On January 27, 2014, the Company repurchased a warrant for the purchase of 8,000,000 shares of common stock from the Shaar Fund Ltd. at a purchase price of $150,000.   The warrant was exercisable at a strike price of $0.30 per share through December 31, 2015.

NOTE N—STOCK OPTIONS

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

Stock Option Activity

Information summarizing option activity is as follows:

	Number of Options				Weighted average exercise	Weighted average remaining life	Aggregate intrinsic
	1999 Plan	2004 Plan	Non Plan	Total	price	(in years)	value

Outstanding, as of December 31, 2011	500,000	2,831,836	1,072,576	4,404,412	$0.22

Granted	—	600,000	—	600,000	0.09
Exercised	—	—	—	—	—
Forfeited	—	(164,623)	(365,378)	(530,001)	0.09
Expired	—	(504,941)	(707,198)	(1,212,139)	0.30
Outstanding, as of December 31, 2012	500,000	2,762,272	—	3,262,272	$0.16

Granted	—	1,150,000	1,200,000	2,350,000	0.17
Exercised	—	(179,998)	—	(179,998)	0.13
Forfeited	—	(41,667)	—	(41,667)	0.16
Expired	—	—	—	—	—
Outstanding, as of December 31, 2013	500,000	3,690,607	1,200,000	5,390,607	$0.17	4.48	$136,787
Vested or expected to vest at December 31, 2013				4,526,934	$0.17	4.17	$130,993
Exercisable at December 31, 2013				2,495,595	$0.17	2.74	$105,496

The options outstanding and exercisable at December 31, 2013 were in the following exercise price ranges:

			Options Outstanding			Options Exercisable
Range of exercise prices			Number of shares	Weighted average exercise price	Weighted average remaining life (in years)	Number exercisable	Weighted average exercise price
$ 0.08	-	0.21	4,980,607	$0.14	4.60	2,085,595	$0.12
0.22	-	0.40	70,000	0.40	3.02	70,000	0.40
0.41	-	0.68	340,000	0.46	3.02	340,000	0.46
$ 0.07	-	0.68	5,390,607			2,495,595

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.16 as of December 31, 2013, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2013 was 1,820,595.

The weighted average fair value of options granted during the years ended December 31, 2013 and 2012 was $0.15 and $0.05 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2013 and 2012 was $31,643, and $0, respectively. The total fair value of shares vested during the years ended December 31, 2013 and 2012 was $42,058 and $70,026 respectively.

As of December 31, 2013 future compensation cost related to nonvested stock options is $335,020 and will be recognized over an estimated weighted average period of 2.10 years.

On March 13, 2014, the Board of Directors granted options to purchase 3,420,000 shares of the Company’s common stock to certain employees and members of the Board of Directors. The terms of the options include the following:

Exercise price - $0.205 per share

Vesting period – Three years

Expiration date – March 21, 2021

NOTE O—INCOME TAXES

There was no provision for federal or state taxes as at December 31, 2013.

The Company has deferred taxes due to income tax credits, net operating loss carryforwards, and the effect of temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of deferred taxes are as follows at December 31:

	2013	2012

Current asset:
Accrued compensation	$49,000	$128,000
Accounts receivable allowance	8,000	8,000
Non-current asset (liability):
Stock-based compensation	205,000	336,000
Basis differences in fixed assets	(19,000)	(10,000)
Basis differences in intangible assets	(69,000)	(77,000)
Net operating loss and credit carryforwards	17,217,000	16,143,000
Valuation allowances	(17,391,000)	(16,528,000)

	$—	$—

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

As of December 31, 2013, the Company has federal net operating loss carryforwards of approximately $47,600,000 subject to expiration between 2019 and 2033.  These net operating loss carryforwards are subject to the limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company.

A reconciliation of the effective income tax rate on operations reflected in the Statements of Operations to the US Federal statutory income tax rate is presented below.

	2013	2012

US Federal statutory income tax rate	34%	34%
Permanent differences	(3)	831
Effect of net operating loss	(31)	(865)

Effective tax rate	—%	—%

The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The periods from 2010 through 2013 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax audit risk beyond those periods. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any significant interest expense recognized during the years ended December 31, 2013 and 2012.

NOTE P—PROFIT SHARING PLAN

The Company has established a savings plan under section 401(k) of the Internal Revenue Code. All employees of the Company, after completing one day of service are eligible to enroll in the 401(k) plan. Participating employees may elect to defer a portion of their salary on a pre-tax basis up to the limits as provided by the IRS Code. The Company is not required to match employee contributions but may do so at its discretion. The Company made no contributions during the years ended December 31, 2013 and 2012.

NOTE Q—EARNINGS PER SHARE (EPS)

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

	Years ended December 31,
	2013	2012

Stock Options	1,844,530	—
Warrants	166,690	—

Potentially dilutive securities	2,011,220	—

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Years ended December 31,
	2013	2012

Stock options	410,000	3,262,272
Warrants	38,369,129	8,250,000

Total	38,779,129	11,512,272

NOTE R—SUBSEQUENT EVENTS

The Company has reviewed subsequent events through the date of this filing.

On or about March 13, 2014, LifeSouth Community Blood Centers, Inc. filed a lawsuit against the Company in the Superior Court of Monmouth County, New Jersey based on an alleged breach of a license agreement seeking return of all amounts paid under the license in the amount of $718,500. The Company has not been formally served and intends to vigorously defend the action and pursue all available counterclaims.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-KEY INTERNATIONAL, INC.

Date: March 31, 2014	By:	/s/ MICHAEL W. DEPASQUALE
Michael W. DePasquale
CHIEF EXECUTIVE OFFICER (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. DEPASQUALE	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2014
Michael W. DePasquale

/s/ CECILIA WELCH	Chief Financial Officer (Principal Accounting Officer)	March 31, 2014
Cecilia Welch

/s/ JOHN SCHOENHERR	Director	March 31, 2014
John Schoenherr

/s/ CHARLES P. ROMEO	Director	March 31, 2014
Charles P. Romeo

/s/ BARBARA RIVERA	Director	March 31, 2014
Barbara Rivera

/s/ THOMAS E. BUSH III	Director	March 31, 2014
Thomas E. Bush

/s/ THOMAS GILLEY	Director	March 31, 2014
Thomas Gilley

EXHIBIT INDEX

Exhibit No.	Description
3.1 (1)	Certificate of Incorporation of BIO-key International, Inc., a Delaware corporation
3.2 (1)	By-Laws of BIO-key International, Inc., a Delaware corporation
3.3 (1)	Certificate of Amendment of Certificate of Incorporation of BIO-key International, Inc., a Delaware corporation
4.1 (2)	Specimen certificates for shares of BIO-key International, Inc. common stock
10.1 (3)	SAC Technologies, Inc. 1999 Stock Option Plan
10.2 (4)	Employment Agreement by and between BIO-key International, Inc. and Mira LaCous dated November 20, 2001
10.3 (5)	BIO-key International, Inc. 2004 Stock Incentive Plan
10.4 (6)	Options to Purchase 50,000 and 65,241 Shares of Common Stock issued to Thomas J. Colatosti
10.5 (6)	Options to Purchase 100,000 and 130,481 Shares of Common Stock issued to Jeff May
10.6 (6)	Options to Purchase 50,000 and 32,620 Shares of Common Stock issued to Charles Romeo
10.7 (6)	Options to Purchase 50,000 and 48,930 Shares of Common Stock issued to John Schoenherr
10.8 (6)	Option to Purchase 500,000 Shares of Common Stock issued to Michael W. DePasquale
10.9 (6)	Option to Purchase 50,000 Shares of Common Stock issued to Thomas J. Colatosti
10.10 (6)	Options to Purchase 50,000 and 25,000 Shares of Common Stock issued to Jeff May
10.11 (6)	Option to Purchase 50,000 Shares of Common Stock issued to Charles Romeo
10.12 (6)	Option to Purchase 100,000 Shares of Common Stock issued to John Schoenherr
10.13 (7)	Warrant to purchase 250,000 shares of Common Stock issued to Thomas J. Colatosti on December 28, 2009
10.14 (7)	Convertible Note, dated as of December 28, 2009, by and between the Company and The Shaar Fund Ltd.
10.15 (7)	Convertible Note, dated as of December 28, 2009, by and between the Company and Thomas J. Colatosti
10.16 (7)	Compensation Agreement, dated January 12, 2010, by and between the Company and Mr. Colatosti
10.17 (7)	Employment Agreement, effective March 25, 2010, by and between the Company and Michael W. DePasquale
10.18 (9)	Omnibus Amendment and Waiver Agreement, dated as of December 30, 2010, by and between the Company and InterAct911 Mobile Systems, Inc., and SilkRoad Equity, LLC
10.19 (9)	Securities Exchange Agreement, dated as of December 31, 2010, by and between the Company and The Shaar Fund Ltd., and Thomas J. Colatosti
10.20 (9)	Security and Subordination Agreement, dated as of December 31, 2010, by and between the Company and The Shaar Fund Ltd., and Thomas J. Colatosti
10.21 (9)	Warrant to purchase 8,000,000 shares of Common Stock issued to The Shaar Fund Ltd. on December 31, 2010
10.22 (9)	Secured Note, dated as of December 31, 2010, by and between the Company and The Shaar Fund Ltd.
10.23 (9)	Secured Note, dated as of December 31, 2010, by and between the Company and Thomas J. Colatosti
10.24 (11)	Note Amendment and Extension Agreement, effective as of December 31, 2012, by and between the Company and Thomas J. Colatosti
10.25 (12)	Note Purchase Agreement, dated February 26, 2013, by and between the Company and DRNC Holdings, Inc.
10.26 (12)	Senior Secured Term Promissory Note, dated February 26, 2013 by and between the Company and DRNC Holdings, Inc.
10.27 (12)	Securities Purchase Agreement, dated February 26, 2013, by and between the Company and DRNC Holdings, Inc.
10.28 (12)	Form of Securities Purchase Agreement, dated February 26, 2013, by and between the Company and certain investors
10.29 (13)	Form of Securities Purchase Agreement, dated July 23, 2013, by and between the Company and certain investors
10.30 (13)	Form of Warrant, dated July 23, 2013, by and between the Company and certain investors
10.31 (14)	Form of Securities Purchase Agreement by and between the Company and certain investors dated October 25, 2013 and November 8, 2013
10.32 (14)	Form of Investor Warrant, by and between the Company and certain investors dated October 25, 2013 and November 8, 2013
10.33 (14)	Form of Registration Rights Agreement by and between the Company and certain investors dated October 25, 2013 and November 8, 2013
10.34 (14)	Form of Supplement to Securities Purchase Agreement by and between the Company and certain investors dated November 8, 2013
10.35 (8) 10.36 (8) 10.37 (8) 10.38 (8) 10.39 (8) 10.40 (8)

Options to Purchase 50,000 Shares of Common Stock issued to Charles Romeo

Options to Purchase 50,000 Shares of Common Stock issued to John Schoenherr

Option to Purchase 1,000,000 Shares of Common Stock issued to Michael W. DePasquale

Options to Purchase 50,000 Shares of Common Stock issued to Jeff May

Options to Purchase 50,000 Shares of Common Stock issued to Thomas J. Colatosti

Option to Purchase 125,000 Shares of Common Stock issued to Mira LaCous

10.41 (8)	Option to Purchase 150,000 Shares of Common Stock issued to Cecilia Welch
10.42 (8)	Employment Agreement by and between BIO-key International, Inc. and Cecilia Welch dated May 15, 2013
10.43 (8)	Third Amendment to Lease Agreement by and between BIO-key International, Inc. and Victor AOP, Inc. dated June 30, 2013
10.44 (8)	First Amendment to Lease Agreement by and between BIO-key International, Inc. and BRE/DP MN LLC dated September 12, 2013
21.1 (10)	List of subsidiaries of BIO-key International, Inc.
23.1 (8)	Consent of RMSBG
31.1 (8)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (8)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (8)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 (8)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS (8)	XBRL Instance Document
101.SCH (8)	XBRL Taxonomy Extension Schema Document
101.CAL (8)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (8)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (8)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (8)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2005 and incorporated herein by reference.

(2)	Filed as an exhibit to the registrant’s registration statement on Form SB-2, File No. 333-16451 dated February 14, 1997 and incorporated herein by reference.

(3)	Filed as an exhibit to the registrant’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2000 and incorporated herein by reference.

(4)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2001 and incorporated herein by reference.

(5)	Filed as an exhibit to the registrant’s registration statement on Form SB-2, File No. 333-120104 dated October 29, 2004 and incorporated herein by reference.

(6)	Filed as an exhibit to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2009 and incorporated herein by reference.

(7)	Filed as an exhibit to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2010 and incorporated herein by reference.

(8)	Filed herewith.

(9)	Filed as an exhibit to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2011 and incorporated herein by reference.

(10)	Previously filed

(11)	Filed as an exhibit to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013 and incorporated herein by reference.

(12)	Filed as an exhibit to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2013 and incorporated herein by reference.

(13)	Filed as an exhibit to the registrant’s registration statement on Form S-1, File No. 333-190200 dated July 26, 2013 and incorporated herein by reference.

(14)	Filed as an exhibit to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013 and incorporated herein by reference.