Form 10-Q
period 2014-03-31
BIO KEY INTERNATIONAL INC
filed 2014-05-12
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of May 12, 2014 was 115,995,974

BIO-KEY INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION

BIO-KEY International, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$592,921	$2,023,349
Accounts receivable, net of allowance for doubtful accounts of $20,526 at March 31, 2014 and December 31, 2013	1,345,961	284,025
Due from factor	10,560	2,449
Inventory	8,947	9,376
Prepaid expenses and other	86,433	73,482
Total current assets	2,044,822	2,392,681
Equipment and leasehold improvements, net	118,603	125,062
Deposits and other assets	8,712	8,712
Intangible assets—less accumulated amortization	171,549	174,950
Total non-current assets	298,864	308,724
TOTAL ASSETS	$2,343,686	$2,701,405

LIABILITIES
Accounts payable	$323,842	$540,912
Accrued liabilities	336,447	338,321
Deferred revenue	547,878	528,160
Total current liabilities	1,208,167	1,407,393
Warrant liabilities	405,428	243,077
TOTAL LIABILITIES	1,613,595	1,650,470
Contingency

STOCKHOLDERS’ EQUITY:
Common stock — authorized, 170,000,000 shares; issued and outstanding; 115,995,974 of $.0001 par value at March 31, 2014 and 115,842,315 December 31, 2013	11,599	11,584
Additional paid-in capital	55,888,278	55,909,923
Accumulated deficit	(55,169,786)	(54,870,572)
TOTAL STOCKHOLDERS’ EQUITY	730,091	1,050,935
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,343,686	$2,701,405

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY International, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2014		2013

Revenues
Services		$249,232		$276,960
License fees and other		1,118,290		527,683
		1,367,522		804,643
Costs and other expenses
Cost of services		39,175		40,715
Cost of license fees and other		78,049		77,098
		117,224		117,813
Gross Profit		1,250,298		686,830

Operating Expenses
Selling, general and administrative		856,997		732,076
Research, development and engineering		486,657		262,809
Total Operating Expenses		1,343,654		994,885
Operating loss		(93,356)		(308,055)
Other (expenses) income
Interest income (expense)		2		(7,524)
Loss on derivative liabilities		(204,948)		-
Income taxes		(912)		-
Total Other (Expenses) Income		(205,858)		(7,524)
Net loss		$(299,214)		$(315,579)

Basic & Diluted Loss per Common Share	$	*	$	*
* Represents less than ($0.01)

Weighted Average Shares Outstanding:
Basic & Diluted		115,876,461		81,465,289

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY International, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(299,214)	$(315,579)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation	10,258	5,736
Amortization
Intangible assets	3,401	2,818
Deferred costs	-	1,682
Share-based compensation	85,773	12,447
Loss on derivative liabilities	204,948	-
Change in assets and liabilities:
Accounts receivable trade	(1,061,936)	155,674
Due from factor	(8,111)	95,524
Inventory	429	(165)
Prepaid expenses and other	(12,951)	(34,215)
Accounts payable	(217,070)	(281,968)
Accrued liabilities	(1,874)	(207,976)
Deferred revenue	19,718	(41,412)
Net cash used for by operating activities	(1,276,629)	(607,434)
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(3,799)	-
Net cash used for investing activities	(3,799)	-
CASH FLOW FROM FINANCING ACTIVITIES:
Repurchase of outstanding warrants	(150,000)	-
Issuance of common stock	-	902,693
Repayment of note payable – related party	-	(321,428)
Proceeds from issuance of note payable	-	497,307
Costs to issue common stock	-	(46,176)
Financing costs for note payable	-	(57,203)
Net cash (used for) provided by financing activities	(150,000)	975,193
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,430,428)	367,759
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,023,349	83,989
CASH AND CASH EQUIVALENTS, END OF PERIOD	$592,921	$451,748

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

BIO-KEY International Inc., and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 (Unaudited)

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The balance sheet at December 31, 2013 was derived from the audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10-K”), filed with the SEC on March 31, 2014.

Recently Issued Accounting Pronouncements

Effective January 1, 2014, the Company adopted Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update should be applied prospectively for annual and interim periods beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material effect on its consolidated financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

2.	GOING CONCERN

The Company has incurred significant losses to date and at March 31, 2014, had an accumulated deficit of approximately $55 million. In addition, broad commercial acceptance of the Company’s technology is critical to the Company’s success and ability to generate future revenues. At March 31, 2014, the Company’s total cash and cash equivalents were approximately $593,000, as compared to approximately $2,023,000 at December 31, 2013.

The Company has financed itself in the past through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. The Company currently requires approximately $460,000 per month to conduct operations, a monthly amount that it has been unable to achieve consistently through revenue generation.

If the Company is unable to generate sufficient revenue to meet its goals, it will need to obtain additional third-party financing to (i) conduct the sales, marketing and technical support necessary to execute its plan to substantially grow operations, increase revenue, and serve a significant customer base; and (ii) provide working capital. No assurance can be given that any form of additional financing will be available on terms acceptable to the Company, that adequate financing will be obtained by the Company, in order to meet its needs, or that such financing would not be dilutive to existing shareholders.

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

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2014	2013

Selling, general and administrative	$74,841	$11,121
Research, development and engineering	10,932	1,326
	$85,773	$12,447

4.	EARNINGS PER SHARE (“EPS”)

The Company’s basic EPS is calculated using net income available to common shareholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes and preferred stock.

The reconciliation of the numerator of the basic and diluted EPS calculations was as follows for the three month periods ended March 31, 2014 and 2013:

	Three Months ended March 31,
	2014		2013

Basic Numerator:

Net loss		$(299,214)		$(315,579)

Basic Denominator		115,876,461		81,465,289

Per Share Amount	$	*	$	*

 * Represents less than ($0.01) per share

The following table sets forth the options and warrants which were excluded from the diluted per share calculation even though the exercise prices were less than the average market price of the common shares because the effect of including these potential shares was antidilutive due to the net losses for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013

Stock options	1,203,624	647,660
Warrants	-	-

Total	1,203,624	647,660

The following table sets forth options and warrants which were excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months Ended March 31,
	2014	2013

Stock options	3,580,000	3,025,000
Warrants	30,369,129	8,250,000

Total	33,949,129	11,275,000

5.	NOTES PAYABLE

The 2010 Exchange Agreement

Effective as of December 31, 2010, the Company entered into a Securities Exchange Agreement (the “2010 Exchange Agreement”) with Thomas Colatosti (“Colatosti”), the Company’s former Chairman of the Board. Pursuant to the 2010 Exchange Agreement, Mr. Colatosti agreed to exchange all of his outstanding shares of Series D Convertible Preferred Stock, including all accrued and unpaid dividends thereon, and the 7% Convertible Promissory Note dated as of December 28, 2009 issued by the Company to Mr. Colatosti in the original principal amount of $64,878 for a new non-convertible 7% Secured Promissory Note in the original principal amount of $350,804 (the “Colatosti Note”).

The principal and interest under the Colatosti Note was scheduled to be repaid by the Company in cash on December 31, 2012. Pursuant to a Note Amendment and Extension Agreement effective as of December 31, 2012, the maturity date of the Colatosti Note was extended to March 31, 2013. In February 2013, the principal balance and accrued interest owing under the Colatosti Note was repaid from the proceeds of the new financing described below.

2013 Note Purchase Agreement

Pursuant to a Note Purchase Agreement (the “InterDigital NPA”) dated February 26, 2013 by and between the Company and DRNC Holdings, Inc. (“DRNC”), the Company issued to DRNC a $497,307 principal amount promissory note (the “InterDigital Note”) which accrued interest at a rate of 7% per annum. The InterDigital Note was to mature on December 31, 2015, was secured by a security interest in all of the tangible and intangible assets of the Company and was subject to acceleration upon an event of default. A portion of the proceeds from the sale of the InterDigital Note was used to repay the Colatosti Note in full, with the remaining proceeds used for other general corporate purposes. On November 22, 2013, the Company repaid in full the $497,307 principal balance and accumulated interest payable under the InterDigital Note. In connection with the repayment, DRNC's security interest in all of the Company’s tangible and intangible assets was terminated.

6.	STOCKHOLDERS’ EQUITY

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

Securities Purchase Agreements dated October 25, 2013 and November 8, 2013

The Company issued common stock (the “Shares”) and warrants (the “Warrants”) pursuant to a series of Private Investors Securities Purchase Agreements (the “PI SPA”) on October 25, 2013 and November 8, 2013. Each unit had a purchase price of $0.15 and consisted of one Share and one Warrant. The Warrants are immediately exercisable at an exercise price of $0.25 per share, have a term of three years, and were exercisable on a cashless basis if at any time following the nine month anniversary of the issuance date, there was not an effective registration statement covering the public resale of the shares of Common Stock underlying the Warrants. The Shares and shares of common stock underlying the Warrants were subject to a registration rights agreement.  The Company filed a registration statement on November 22, 2013 and such registration was declared effective on December 31, 2013.

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

The Company did not value the derivative liability.  One of the key determinants of the Company’s decision to not value the derivative liability was the high likelihood that a future financing would not occur that would trigger the down round feature.  Whether a future equity financing would occur would be determined by the cash needs of the Company and management’s willingness to trigger the down round feature. The Company’s reasons were as follows:

1.	The Company’s cash position.
2.	The stock price of the Company’s common stock.
3.	The unavailability of enough authorized shares to complete a large offering.

Under GAAP, the Company is required to mark-to-market the derivative liability at the end of each reporting period. The Company did not value the derivative liability at March 31, 2014.  At such date, the Company determined that it was still highly unlikely that an equity financing would occur prior to July 8, 2014, the expiration date of the down round feature.  Such conclusion was based upon the discussion noted above.

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

The cashless exercise features contained in the Placement Agent Warrants are considered to be derivatives and the Company recorded a warrant liability on the condensed consolidated balance sheet. The Company recorded the warrant liabilities equal to their estimated fair value in 2013. The Company is required to mark-to-market the warrant liability at the end of each reporting period. For the three months ended March 31, 2014, the Company recorded a loss on the change in fair value of the cashless exercise feature of $198,737. At March 31, 2014 and December 31, 2013, the fair value of the cashless exercise feature was $405,428 and $206,707, respectively.

Warrants

On August 15, 2013, the Company issued a warrant to purchase 300,000 shares of the Company’s common stock to an independent contractor for work associated with the InterDigital Note and InterDigital SPA as additional compensation (the “Compensatory Warrant”). On March 11, 2014, the warrant was exercised resulting in the issuance of 153,659 shares of common stock.

The cashless exercise feature contained in the warrant was considered to be a derivative and the Company recorded a warrant liability on the condensed consolidated balance sheet. The Company recorded the warrant liability equal to its estimated fair value. The Company was required to mark-to-market the warrant liabilities at the end of each reporting period. As the warrant was exercised, the Company marked-to-market the warrant on the day before the exercise and such value was then transferred to additional paid-in capital. For the three months ended March 31, 2014, the Company recorded a loss on the change in fair value of the cashless exercise feature of $6,211. $42,581, the value of the cashless exercise feature as of March 10, 2014, was transferred to additional paid-in capital. The fair value of the cashless exercise feature was $36,370 as of December 31, 2013.

On January 27, 2014, the Company repurchased a warrant for the purchase of 8,000,000 shares of common stock from the Shaar Fund Ltd. at a purchase price of $150,000.   The warrant was exercisable at a strike price of $0.30 per share through December 31, 2015.

Issuances of Stock Options

During the three months ended March 31, 2014, the Company granted 3,420,000 stock options. The options are exercisable for a term of seven years and vest in equal installments over a three-year period commencing on the date of grant. 3,070,000 of the options are exercisable at $0.205 per share and 350,000 of the options are exercisable at $0.17 per share.

7.	SEGMENT INFORMATION

The Company has determined that it operates in one discrete segment consisting of biometric products. Geographically, North American sales accounted for approximately 98% of the Company’s total sales for the three-month periods ended March 31, 2014 and 2013.

8.	FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, due from factor, accounts payable and accrued liabilities are carried at, or approximate, fair value because of their short-term nature.

The fair value of the warrant liabilities were measured using the following assumptions:

Risk-free interest rate	0.42% - 0.67%
Expected term	2.4 - 2.61
Expected dividends	0
Volatility of stock price	132.9%- 136.2%

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about of future activities and the Company’s stock prices and historical volatility as inputs.

Compensatory Warrant
Fair value at January 1, 2014	$36,370
Loss on derivative	6,211
Transfer to additional paid-in capital	(42,581)

Value at March 31, 2014	-

Warrant issued under PI SPA
Fair value at January 1, 2014	206,707
Loss on derivative	198,737
Other	(16)

Value at March 31, 2014	405,428

Balance, March 31, 2014	$405,428

9.	MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLES

For the three months ended March 31, 2014 and 2013, two customers accounted for 79% and three customers accounted for 61% of revenue, respectively. At March 31, 2014, two customers accounted for 81% of accounts receivable. At December 31, 2013, one customer accounted for 50% of accounts receivable.

10.	CONTINGENCY

On or about March 13, 2014, LifeSouth Community Blood Centers, Inc. (“LifeSouth”) filed a lawsuit against the Company in the Superior Court of Monmouth County, New Jersey based on an alleged breach of a license agreement seeking return of all amounts paid under the license in the amount of $718,500. The Company has denied all claims and asserted a counterclaim against LifeSouth for non-payment of support and maintenance service fees. Discovery has commenced and is proceeding.

11.	SUBSEQUENT EVENTS

The Company has reviewed subsequent events through the date of filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Report on Form 10-Q and in other public statements by the Company and Company officers include or may contain certain forward-looking statements. All statements other than statements of historical facts contained in this Report on Form 10-Q, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in the forward-looking statements are reasonable, we cannot be sure that they will be achieved. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: our history of losses and limited revenue; our ability to raise additional capital; our ability to protect our intellectual property; changes in business conditions; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; security breaches; competition between us and other companies in the biometric technology industry; market acceptance of biometric products generally and our products under development; delays in the development of products and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

In partnerships with OEMs, integrators, and solution providers, we provide biometric software solutions to private and public sector customers. We provide the ability to positively identify and authenticate individuals before granting access to valuable corporate resources, web portals or applications in seconds. Powered by our patented Vector Segment Technology™ or VST™, WEB-key® and Biometric Service Provider, or BSP, development kits are fingerprint biometric solutions that provide interoperability with all major reader manufacturers, enabling application developers and integrators to integrate fingerprint biometrics into their applications.

We have developed what we believe is the most discriminating and effective commercially available finger-based biometric technology. Our primary focus is in marketing and selling this technology into commercial, logical and physical privilege entitlement & access control markets. Our primary market focus includes, among others, mobile payments & credentialing, online payments and credentialing, and healthcare record and payment data security. Our secondary focus includes government markets, primarily law enforcement forensic investigation and Homeland Security.

STRATEGIC OUTLOOK AND RECENT DEVELOPMENTS

Historically, our largest market has been access control within highly regulated industries such as healthcare. However, we believe the mass adoption of advanced smart-phone and hand-held wireless devices have caused commercial demand for advanced user authentication to emerge as viable. The introduction of smart-phone capabilities, like mobile payments and credentialing, could effectively require biometric user authentication on mobile devices to reduce risks of identity theft, payment fraud and other forms of fraud in the mobile or cellular based world-wide-web. As more services and payment functionalities, such as mobile wallets and near field communication (NFC), migrate to smart-phones, the value and potential risk associated with such systems should grow and drive demand and adoption of advanced user authentication technologies, including fingerprint biometrics and BIO-key solutions.

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

CRITICAL ACCOUNTING POLICIES

For detailed information on our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and in our Annual Report on Form 10-K, for the year ended December 31, 2013.  There have been no material changes to our critical accounting policies and estimates from those disclosed in our most recent Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2014, the Company adopted Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 201311”). ASU 2013-11 is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update should be applied prospectively for annual and interim periods beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material effect on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2014 AS COMPARED TO MARCH 31, 2013

Consolidated Results of Operations - Percent Trend

	Three Months Ended March 31,
	2014	2013
Revenues
Services	18%	34%
License fees and other	82%	66%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	3%	5%
Cost of license fees and other	6%	10%
Total Cost of Goods Sold	9%	15%
Gross profit	91%	85%

Operating expenses
Selling, general and administrative	63%	91%
Research, development and engineering	35%	33%
Total Operating Expenses	98%	124%
Operating (loss) income	-7%	-38%

Other income (expenses)	-15%	-1%

Net (loss) income	-22%	-39%

Revenues and cost of goods sold

	Three months ended
	March 31,
	2014	2013	$ Change	% Change

Revenues
Service	$249,232	276,960	$(27,728)	-10%
License & other	1,118,290	527,683	590,607	112%
Total Revenue	$1,367,522	$804,643	$562,879	70%

Cost of goods sold
Service	$39,175	40,715	(1,540)	-4%
License & other	78,049	77,098	951	1%
Total COGS	$117,224	$117,813	$(589)	-%

Revenues

For the three months ended March 31, 2014 and 2013, service revenues were $249,232 and $276,960 respectively, a decrease of $27,728, or 10%. The decrease is due to lower non-recurring custom service revenue of approximately $5,500. Recurring maintenance and support revenue decreased approximately $22,000 to $152,000 as compared to $174,000 during the three months ended March 31, 2013.

For the three months ended March 31, 2014, license and other revenue (comprised of third party hardware and royalty) increased from $527,683 to $1,118,290, or 112%. The increase was primarily the result of a sale to one customer in 2014. During the three months ended March 31, 2014 and 2013, we continued to ship products to Aesynt (formerly McKesson Corporation) for the continued deployment of our identification technology in its AccuDose® product line, and for continued expansion of biometric ID deployments with commercial partners ChoicePoint / LexisNexis, Educational Biometric Technology, and Identimetrics. Third-party hardware sales decreased slightly by approximately $900, or 1%. Our royalty income for the three months ended March 31, 2014 and 2013 was derived primarily from an OEM agreement and decreased from approximately $26,000 to approximately $21,000.

Costs of goods sold

For the three months ended March 31, 2014, cost of service decreased approximately $1,500 as a result of slightly lower services revenue. For the three months ended March 31, 2014, license and other costs remained essentially unchanged as a result of flat third party hardware and license costs, and no additional costs for increased license revenue.

Selling, general and administrative

	Three months ended
	March 31,
	2014	2013	$ Change	% Change

Selling, general and administrative	$856,997	$732,076	$124,921	17%

Selling, general and administrative costs for the three months ended March 31, 2014 increased 17% to $856,997 as compared to $732,076 for the corresponding period in 2013.  The increase resulted primarily from increased non-cash share based compensation expenses, additional personnel expenses, and commission expense related to higher revenue, offset by a decrease in legal expense from 2013 associated with the InterDigital agreements.

Research, development and engineering

	Three months ended
	March 31,
	2014	2013	$ Change	% Change

Research, development and engineering	$486,657	$262,809	$223,848	85%

For the three months ended March 31, 2014, research, development and engineering costs increased 85% to $486,657 as compared to $262,809 for the corresponding period in 2013 as a result of ongoing increases in temporary outside services related to development program demand and various mobility projects.

Other income and expense

	Three months ended
	March 31,
	2014	2013	$ Change	% Change

Interest income (expense)	$2	$(7,524)	$7,526	-100%
Income tax	(912)	-	(912)	n/a
Loss on derivative liabilities	(204,948)	-	(204,948)	n/a
	(205,858)	(7,524)	(198,334)	2,636%

Interest income for the quarter ended March 31, 2014 consisted of bank interest. Interest expense during 2013 was comprised of accrued interest on outstanding promissory notes issued in 2010 and 2013 which we repaid in 2013, and the amortized portion of the deferred financing costs associated with the notes issued in 2013.

During the fourth quarter of 2013, we issued various warrants that contained derivative liabilities. Such derivative liabilities are required to be marked-to-market each reporting period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash used for operations during the three months ended March 31, 2014 was approximately $1,277,000. The cash used in operating activities was primarily attributable to the following items:

●

Positive cash flows related to adjustments to depreciation, amortization, share-based compensation and fair value adjustments of approximately $304,000, and an increase in deferred revenue of approximately $20,000.

●

Negative cash flows related to an increase in accounts receivable of approximately $1,062,000, due to invoice timing in the quarter, decreases in accounts payable and accrued expenses of approximately $219,000, attributable to working capital management, and an increase in prepaid expenses of approximately $13,000, attributable to future show related fees.

Net cash used for investing activities during the three months ended March 31, 2014 was approximately $3,800 and related to capital expenditures.

Net cash used for financing activities during the three months ended March 31, 2014 was $150,000 and consisted of the repurchase of a warrant.

Net working capital at March 31, 2014 was approximately $837,000 as compared to approximately $985,000 at December 31, 2013.

Liquidity and Capital Resources

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

The following sets forth our primary sources of capital during the previous two years:

Effective December 31, 2010, Thomas Colatosti, our former Chairman of the Board agreed to exchange all of his outstanding shares of Series D Convertible Preferred Stock, including all accrued and unpaid dividends thereon, and the 7% Convertible Promissory Note dated as of December 28, 2009 in the original principal amount of $64,878, for a new non-convertible 7% Secured Promissory Note in the original principal amount of $350,804 (the “Colatosti Note”).  In February 2013, the principal balance and accrued interest owing under the Colatosti Note was repaid in full from the proceeds of the financing with InterDigital described below.

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

On February 26, 2013, we issued a promissory note in the principal amount of $497,307 (the “InterDigital Note”) to DRNC.  The InterDigital Note accrued interest at a rate of 7% per annum, was due to mature on December 31, 2015, was secured by all of our tangible and intangible assets, and was subject to acceleration upon an event of default.  A portion of the proceeds from the sale of the InterDigital Note was used to repay the Colatosti Note in full and the remaining proceeds were used for general corporate purposes.  On November 22, 2013, we repaid in full the $497,307 balance due under the InterDigital Note. In connection with the repayment, DRNC's security interest in all of our tangible and intangible assets was terminated.

On February 26, 2013, we issued 4,026,935 shares of common stock to DRNC for an aggregate purchase price of $402,693.

On February 26, 2013, we also issued 5,000,000 shares of common stock to a limited number of investors for an aggregate purchase price of $500,000.

On July 23, 2013, we issued units to certain investors consisting of 3,500,006 shares of our common stock and warrants to purchase an additional 3,500,006 shares of our common stock at a purchase price $0.30 per unit, for an aggregate purchase price of $1,050,000.  The warrants were initially exercisable at $0.40 per share and expire five years after the date of the grant. On December 2, 2013, we agreed to reduce the exercise price of the warrants to $0.25 per share.

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

Liquidity outlook

At March 31, 2014, our total cash and cash equivalents were approximately $593,000, as compared to approximately $2,023,000 at December 31, 2013.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and recently through factoring receivables. We currently require approximately $460,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation. During the first quarter of 2014, we generated approximately $1,368,000 of revenue, which is slightly below our average monthly requirements.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about March 13, 2014, LifeSouth Community Blood Centers, Inc. (“LifeSouth”) filed a lawsuit against the Company in the Superior Court of Monmouth County, New Jersey based on an alleged breach of a license agreement seeking return of all amounts paid under the license in the amount of $718,500. The Company has denied all claims and asserted a counterclaim against LifeSouth for non-payment of support and maintenance service fees. Discovery has commenced and is proceeding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2014, we issued options to purchase an aggregate of 3,420,000 shares of common stock to our employees and directors. The options are exercisable for a term of seven years and vest in equal installments over a three-year period commencing on the date of grant. 3,070,000 of the options are exercisable at $0.205 per share and 350,000 of the options are exercisable at $0.17 per share. The foregoing securities were issued in a private placement transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, without general solicitation or advertising of any kind and without payment of brokerage commissions to any person.

During the first quarter of 2014, we issued 153,659 shares of common stock upon exercise of a warrant. The foregoing securities were issued in a private placement transaction to one accredited investor pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, without general solicitation or advertising of any kind and without payment of brokerage commissions to any person.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-Key International, Inc.

Dated: May 12, 2014	/s/ MICHAEL W. DEPASQUALE
Michael W. DePasquale
Chief Executive Officer

Dated: May 12, 2014	/s/ CECILIA C. WELCH
Cecilia C. Welch
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate of CEO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of CFO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350

32.2	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation