Form 10-Q
period 2014-06-30
BIO KEY INTERNATIONAL INC
filed 2014-08-14
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of August 13, 2014 is 116,052,320.

BIO-KEY INTERNATIONAL, INC.

PART I -- FINANCIAL INFORMATION

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$517,759	$2,023,349
Accounts receivable, net of allowance for doubtful accounts of $20,526 at June 30, 2014 and December 31, 2013	384,819	284,025
Due from factor	21,127	2,449
Inventory	22,249	9,376
Prepaid expenses and other	74,191	73,482
Total current assets	1,020,145	2,392,681
Equipment and leasehold improvements, net	110,547	125,062
Deposits and other assets	8,712	8,712
Intangible assets—less accumulated amortization	168,147	174,950
Total non-current assets	287,406	308,724
TOTAL ASSETS	$1,307,551	$2,701,405

LIABILITIES
Accounts payable	$352,062	$540,912
Accrued liabilities	377,645	338,321
Deferred revenue	505,724	528,160
Total current liabilities	1,235,431	1,407,393
Warrant liabilities	307,219	243,077
TOTAL LIABILITIES	1,542,650	1,650,470

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock — authorized, 170,000,000 shares; issued and outstanding; 116,052,320 of $.0001 par value at June 30, 2014 and 115,842,315 as of December 31, 2013	11,605	11,584
Additional paid-in capital	55,949,368	55,909,923
Accumulated deficit	(56,196,072)	(54,870,572)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(235,099)	1,050,935
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,307,551	$2,701,405

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Revenues
Services	$281,711	$257,452	$530,942	$534,412
License fees and other	121,078	164,805	1,239,369	692,488
	402,789	422,257	1,770,311	1,226,900
Costs and other expenses
Cost of services	113,105	28,150	152,280	68,864
Cost of license fees and other	48,146	66,815	126,195	143,914
	161,251	94,965	278,475	212,778
Gross Profit	241,538	327,292	1,491,836	1,014,122

Operating Expenses
Selling, general and administrative	895,147	581,309	1,752,143	1,313,385
Research, development and engineering	470,888	286,166	957,545	548,975
	1,366,035	867,475	2,709,688	1,862,360
Operating loss	(1,124,497)	(540,183)	(1,217,852)	(848,238)
Other income (expenses)
Interest income (expense)	2	(14,648)	3	(22,171)
Gain (loss) on derivative liabilities	98,209	-	(106,739)	-
Income taxes	-	-	(912)	-
Total other (income) expenses	98,211	(14,648)	(107,648)	(22,171)
Net loss	$(1,026,286)	$(554,831)	$(1,325,500)	$(870,409)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding:
Basic and diluted	116,003,664	87,182,348	115,940,414	84,339,612

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,325,500)	$(870,409)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	20,016	11,600
Amortization
Intangible assets	6,803	5,635
Deferred costs	-	6,730
Loss on derivative liabilities	106,739	-
Share-based compensation	132,218	40,017
Exercise of stock options	14,651	-
Change in assets and liabilities:
Accounts receivable trade	(100,794)	464,536
Factor	(18,678)	231,279
Inventory	(12,873)	(2,339)
Prepaid expenses and other	(709)	(12,508)
Accounts payable	(188,850)	(499,792)
Accrued liabilities	39,324	(187,698)
Deferred revenue	(22,436)	(132,811)
Net cash used for operating activities	(1,350,089)	(945,760)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,501)	(13,849)
Net cash used for investing activities	(5,501)	(13,849)
CASH FLOW FROM FINANCING ACTIVITIES:
Repurchase of outstanding warrants	(150,000)	-
Issuance of common stock	-	902,693
Repayment of note payable – related party	-	(321,428)
Proceeds from issuance of note payable	-	497,307
Costs to issue common stock	-	(46,176)
Financing costs for note payable	-	(57,203)
Net cash provided by (used for) financing activities	(150,000)	975,193
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,505,590)	15,584
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,023,349	83,989
CASH AND CASH EQUIVALENTS, END OF PERIOD	$517,759	$99,573

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2014	2013

Cash paid for:
Interest	$-	$51,494

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 (Unaudited)

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

Recently Issued Accounting Pronouncements

Effective January 1, 2014, the Company prospectively adopted Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The adoption of ASU 2013-11 did not have a material effect on its consolidated financial statements.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers”. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance will also require that certain contract costs incurred to obtain or fulfill a contract, such as sales commissions, be capitalized as an asset and amortized as revenue is recognized. Adoption of the new rules could affect the timing of both revenue recognition and the incurrence of contract costs for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The new standard is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. For the Company, the new standard will be effective January 1, 2017. The Company is currently evaluating the impact of adoption and the implementation approach to be used.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

2.              GOING CONCERN

The Company has incurred significant losses to date and at June 30, 2014, had an accumulated deficit of approximately $56 million. In addition, broad commercial acceptance of the Company’s technology is critical to the Company’s success and ability to generate future revenues. At June 30, 2014, the Company’s total cash and cash equivalents were approximately $518,000, as compared to approximately $2,023,000 at December 31, 2013.

The Company has financed itself in the past through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. The Company currently requires approximately $475,000 per month to conduct operations, a monthly amount that it has been unable to achieve consistently through revenue generation.

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

3.              SHARE BASED COMPENSATION

The following table presents share-based compensation expenses included in the Company’s unaudited condensed interim consolidated statements of operations:

	Three Months ended June 30,	Three Months ended June 30,
	2014	2013

Selling, general and administrative	$18,985	$20,156
Research, development and engineering	27,460	7,414
	$46,445	$27,570

	Six Months ended June 30,	Six Months ended June 30,
	2014	2013

Selling, general and administrative	$93,826	$31,277
Research, development and engineering	38,392	8,740
	$132,218	$40,017

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

The reconciliation of the numerators of the basic and diluted EPS calculations was as follows for both of the following three and six month periods ended June 30:

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013

Basic Numerator:
Net (loss) available to common stockholders	$(1,026,286)	$(554,831)	$(1,325,500)	$(870,409)

Basic Denominator	116,003,664	87,182,348	115,940,414	84,339,612
Per Share Amount	(0.01)	(0.01)	(0.01)	(0.01)

The following table sets forth the options and warrants which were excluded from the diluted per share calculation even though the exercise prices were less than the average market price of the common shares because the effect of including these potential shares was antidilutive due to the net losses for the three and six months ended June 30, 2014 and 2013:

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013

Stock options	2,938,325	2,157,965	2,069,471	1,407,814
Warrants	1,542,245	-	-	-
Total	4,480,570	2,157,965	2,069,471	1,407,814

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013

Stock options	410,000	410,000	410,000	510,000
Warrants	250,000	8,250,000	30,369,129	8,250,000
Total	660,000	8,660,000	30,779,129	8,760,000

5.             STOCKHOLDERS’ DEFICIT

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

Under GAAP, the Company is required to mark-to-market the derivative liability at the end of each reporting period. The Company did not value the derivative liability at June 30, 2014.  At such date, the Company determined that it was still highly unlikely that an equity financing would occur prior to August 8, 2014, the expiration date of the down round feature.  Such conclusion was based upon the discussion noted above.

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

The cashless exercise features contained in the Placement Agent Warrants are considered to be derivatives and the Company recorded a warrant liability on the condensed consolidated balance sheet. The Company recorded the warrant liabilities equal to their estimated fair value in 2013. The Company is required to mark-to-market the warrant liability at the end of each reporting period. For the three months ended June 30, 2014, the Company recorded a gain on the change in fair value of the cashless exercise feature of $98,209. For the six months ended June 30, 2014, the Company recorded a net loss on the change in fair value of the cashless exercise feature of $100,512. At June 30, 2014 and December 31, 2013, the fair value of the cashless exercise feature was $307,219 and $206,707, respectively.

Warrants

On August 15, 2013, the Company issued a warrant to purchase 300,000 shares of the Company’s common stock to an independent contractor for work associated with the InterDigital Note and InterDigital SPA as additional compensation (the “Compensatory Warrant”). On March 11, 2014, the warrant was exercised resulting in the issuance of 153,659 shares of common stock.

The cashless exercise feature contained in the warrant was considered to be a derivative and the Company recorded a warrant liability on the condensed consolidated balance sheet. The Company recorded the warrant liability equal to its estimated fair value. The Company was required to mark-to-market the warrant liabilities at the end of each reporting period. As the warrant was exercised, the Company marked-to-market the warrant on the day before the exercise and such value was then transferred to additional paid-in capital. For the six months ended June 30, 2014, the Company recorded a loss on the change in fair value of the cashless exercise feature of $6,211. $42,581, the value of the cashless exercise feature as of March 10, 2014, was transferred to additional paid-in capital. The fair value of the cashless exercise feature was $36,370 as of December 31, 2013.

On January 27, 2014, the Company repurchased a warrant for the purchase of 8,000,000 shares of common stock from the Shaar Fund Ltd. at a purchase price of $150,000.   The warrant was exercisable at a strike price of $0.30 per share through December 31, 2015.

Issuances and Exercise of Stock Options

During the three and six months ended June 30, 2014, the Company granted 0 and 3,420,000 stock options, respectively. The options are exercisable for a term of seven years and vest in equal installments over a three-year period commencing on the date of grant. 2,970,000 of the options are exercisable at $0.205 per share and 350,000 of the options are exercisable at $0.17 per share.

During both the three and six months ended June 30, 2014, the Company issued 56,346 shares of common stock for the cashless exercise of stock options.

6.              SEGMENT INFORMATION

The Company has determined that its continuing operations are one discrete segment consisting of biometric products. Geographically, North American sales accounted for approximately 62% and 96% of the Company’s total sales for the three months ended June 30, 2014 and 2013, respectively, and were approximately 29% and 97% of the Company’s total sales for the six months ended June 30, 2014 and 2013, respectively.

7.              FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and notes payable, are carried at, or approximate, fair value because of their short-term nature.

 The fair value of the warrant liabilities were measured using the following assumptions:

Risk-free interest rate		0.60%
Expected term	2.32	–	2.36
Expected dividends		0
Volatility of stock price	114.5%	–	114.7%

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about of future activities and the Company’s stock prices and historical volatility as inputs.

Compensatory Warrant
Fair value at January 1, 2014	$36,370
Loss on derivative	6,211
Transfer to additional paid-in-capital	(42,581)
Value at June 30, 2014	-

Warrant issued under PI SPA
Fair value at January 1, 2014	206,707
Loss on derivative	100,512
Value at June 30, 2014	307,219
Balance, June 30, 2014	$307,219

8.        MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

For the three months ended June 30, 2014 and 2013, two customers accounted for 55%, and three customers accounted for 51% of revenue, respectively. For the six months ended June 30, 2014 and 2013, two customers accounted for 73%, and two customers accounted for 41% of revenue, respectively.

At June 30, 2014, two customers accounted for 56% of accounts receivable.  At December 31, 2013, one customer accounted for 50% of accounts receivable.

9.        CONTINGENCY

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

10.        SUBSEQUENT EVENTS

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

We believe there is potential for significant market growth in three key areas:

●	corporate network access control, including corporate campuses, computer networks and applications;

●	consumer mobile credentialing, including mobile payments, credit and payment card programs, data and application access, and commercial loyalty programs; and

●	government services and highly regulated industries, including Medicare, Medicaid, Social Security, drivers licenses, campus and school ID, passports/visas.

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

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers”. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance will also require that certain contract costs incurred to obtain or fulfill a contract, such as sales commissions, be capitalized as an asset and amortized as revenue is recognized. Adoption of the new rules could affect the timing of both revenue recognition and the incurrence of contract costs for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The new standard is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. For the Company, the new standard will be effective January 1, 2017. The Company is currently evaluating the impact of adoption and the implementation approach to be used.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2014 AS COMPARED TO JUNE 30, 2013

Consolidated Results of Operations - Percent Trend

	Three Months Ended June 30,
	2014	2013
Revenues
Services	70%	61%
License fees and other	30%	39%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	28%	6%
Cost of license fees and other	12%	16%
Total Cost of Goods Sold	40%	22%
Gross profit	60%	78%

Operating expenses
Selling, general and administrative	222%	137%
Research, development and engineering	117%	68%
Total Operating Expenses	339%	205%
Operating (loss) income	-279%	-128%

Other income (expenses)	24%	-3%

Net (loss) income	-255%	-131%

Revenues and cost of goods sold

	Three months ended June 30,
	2014	2013	$ Change	% Change

Revenues
Service	$281,711	$257,452	$24,259	9%
License & other	121,078	164,805	(43,727)	-27%
Total Revenue	$402,789	$422,257	$(19,468)	-5%

Cost of Goods Sold
Service	$113,105	$28,150	$84,955	302%
License & other	48,146	66,815	(18,669)	-28%
Total COGS	$161,251	$94,965	$66,286	70%

Revenues

For the three months ended June 30, 2014 and 2013, service revenues included approximately $141,000 and $178,000, respectively, of recurring maintenance and support revenue, and approximately $141,000 and $80,000 respectively, of non-recurring custom services revenue.  Recurring service revenue decreased 21% from 2013 to 2014 as a few customers have been slow to renew their maintenance agreements. The non-recurring custom services increased 76% for custom services revenue for a customer project that the Company expects to continue through the balance of 2014.

For the three months ended June 30, 2014, license and other revenue (comprised of third party hardware and royalty) decreased 27% from the corresponding period ending June 30, 2013.  We realized an approximate $9,000 increase (48%) in our core software license revenue. Third-party hardware sales decreased by approximately $25,000 (26%), as a result of a decrease in new healthcare deployments.  Our royalty income was derived from an OEM agreement and resulted in a 57% increase in revenue to $47,504 from $20,584 for the three months ended June 30, 2013 due to overages for the quarter for 2013 which were no longer applicable in 2014.

Costs of goods sold

For the three months ended June 30, 2014, cost of service increased 302%, due to costs associated with custom services.  License and other costs for the three months ended June 30, 2014 decreased approximately 28%. The decrease is directly associated with the decrease in third party hardware revenue.

Selling, general and administrative

	Three months ended June 30,
	2014	2013	$ Change	% Change

Selling, general and administrative	$895,147	$581,309	$313,838	54%

Selling, general and administrative costs for the three months ended June 30, 2014 increased 54% from the corresponding period in 2013.  Increases included personnel costs, trade show attendance, travel, channel marketing expenses, factoring fees, and non-cash compensation.

Research, development and engineering

	Three months ended June 30,
	2014	2013	$ Change	% Change

Research, development and engineering	$470,888	$286,166	$184,722	65%

For the three months ended June 30, 2014, research, development and engineering costs increased 65% due to higher personnel and associated recruiting costs, and additional expenses related to temporary outside services for a various projects and increased non-cash compensation.

Other income and expense

	Three months ended June 30,
	2014	2013	$ Change	% Change

Interest income (expenses)	$2	$(14,648)	$14,650	-100%
Gain on derivatives	98,209	-	98,209	n/a
Total	$98,211	$(14,648)	$112,859	-770%

Interest income for the quarter ended June 30, 2014 consisted of bank interest. Interest expense during 2013 was comprised of accrued interest on outstanding promissory notes issued in 2010 and 2013 which we repaid in 2013, and the amortized portion of the deferred financing costs associated with the notes issued in 2013.

During the fourth quarter of 2013, we issued various warrants that contained derivative liabilities. Such derivative liabilities are required to be marked-to-market each reporting period.

SIX MONTHS ENDED JUNE 30, 2014 AS COMPARED TO JUNE 30, 2013

Consolidated Results of Operations - Percent Trend

	Six Months Ended June 30,
	2014	2013
Revenues
Services	30%	44%
License fees and other	70%	56%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	9%	5%
Cost of license fees and other	7%	12%
Total Cost of Goods Sold	16%	17%
Gross profit	84%	83%

Operating expenses
Selling, general and administrative	99%	107%
Research, development and engineering	54%	45%
Total Operating Expenses	153%	152%
Operating (loss) income	-69%	-69%

Other income (expenses)	-6%	-2%

Net (loss) income	-75%	-71%

Revenues and cost of goods sold

	Six months ended June 30,
	2014	2013	$ Change	% Change
Revenues
Service	530,942	534,412	(3,470)	-1%
License & other	1,239,369	692,488	546,881	79%
Total Revenue	$1,770,311	$1,226,900	$543,411	44%

Cost of Goods Sold
Service	152,280	68,864	83,416	121%
License & other	126,195	143,914	(17,719)	-12%
Total COGS	$278,475	$212,778	$65,697	31%

Revenues

For the six months ended June 30, 2014 and 2013, service revenues included approximately $292,000 and $352,000, respectively, of recurring maintenance and support revenue, and approximately $238,000 and $183,000, respectively, of non-recurring custom services revenue.  Recurring service revenue decreased 17% from 2013 as customers have been slow to renew existing maintenance agreements. The non-recurring custom services increased 30% for custom services revenue for a customer project that the Company expects to continue through the balance of 2014.

For the six months ended June 30, 2014 and 2013, license and other revenue (comprised of third party hardware and royalty) increased as a result of several contributing factors.  We realized an approximate $606,000 increase (156%) in our core software license revenue primarily as a result of one large order in 2014 that was three times larger than the one large order in 2013.  For the six months ended June 30, 2014 and 2013, we shipped orders from McKesson for their continued deployment of our identification technology in their AccuDose® product line, and for continued expansion of biometric ID deployments with commercial partners ChoicePoint /Nexis Lexis, Educational Biometric Technology, Medflow, Davlong and Identimetrics.  Third-party hardware sales decreased by approximately $26,000 (11%), as a result of decreased smaller healthcare deployments.  Our royalty income was derived from an OEM agreement, and resulted in a 44% decrease in revenue from $73,756 to $41,168 for the six months ended June 30, 2014. We do not expect this downward trend to continue.

Costs of goods sold

For the six months ended June 30, 2014, cost of service increased approximately $83,000 from the corresponding period in 2013 due to costs associated with non-recurring custom services revenue. License and other costs for the six months ended June 30, 2014 decreased from the corresponding prior year period by approximately $18,000. The decrease is directly associated with the decrease in third party hardware revenue.

Selling, general and administrative

	Six months ended June 30,
	2014	2013	$ Change	% Change

Selling, general and administrative	$1,752,143	$1,313,385	$438,758	33%

 Selling, general and administrative costs for the six months ended June 30, 2014 increased 33% from the corresponding period in 2013.  Increases included commissions and channel marketing expense due to increased revenue, personnel and recruiting costs, trade show attendance, travel, factoring fees and non-cash compensation.

Research, development and engineering

	Six months ended June 30,
	2014	2013	$ Change	% Change

Research, development and engineering	$957,545	$548,975	$408,570	74%

For the six months ended June 30, 2014, research, development and engineering costs increased 74% due to higher personnel and recruiting costs, non-cash compensations costs, and additional expenses related to temporary outside services for various projects in 2013.

Other income and expense

	Six months ended June 30,
	2014	2013	$ Change	% Change

Interest income (expenses)	$3	$(22,171)	$22,174	-100%
Income Tax	(912)	-	(912)	n/a
Loss on derivatives	(106,739)	-	(106,739)	n/a
Total	$(107,648)	$(22,171)	$(85,477)	386%

Interest income for the six months ended June 30, 2014 consisted of bank interest. Interest expense during 2013 was comprised of accrued interest on outstanding promissory notes issued in 2010 and 2013 which we repaid in 2013, and the amortized portion of the deferred financing costs associated with the notes issued in 2013.

During the fourth quarter of 2013, we issued various warrants that contained derivative liabilities. Such derivative liabilities are required to be marked-to-market each reporting period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash used for operations during the six months ended June 30, 2014 was approximately $1,350,000. The cash used in operating activities was primarily attributable to the following items:

●	Positive cash flows related to adjustments to depreciation, amortization, share-based compensation and fair value adjustments of approximately $266,000.

●	Negative cash flows related to an increase in accounts receivable and a decrease accounts payable, net of an increase in accrued expenses of approximately $250,000 due to working capital management.

Net cash used for investing activities during the six months ended June 30, 2014 was approximately $6,000 and related to capital expenditures.

Net cash used for financing activities during the six months ended June 30, 2014 was $150,000 and consisted of the repurchase of a warrant.

Net working capital deficit at June 30, 2014 was approximately $215,000 as compared to net working capital of approximately $985,000 at December 31, 2013.

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

As of December 2011, we entered into a 24-month accounts receivable factoring arrangement with a financial institution (the “Factor”). Pursuant to the terms of this arrangement, from time to time, we sell to the Factor certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 75% of the accounts receivable balance to us (the “Advance Amount”), with the remaining balance, less fees payable by us, once the Factor collects the full accounts receivable balance from the customer. Factoring fees range from 2.75% to 15% of the face value of the invoice factored and are determined by the number of days required for collection of the invoice. In April 2012, the terms were updated from monthly to quarterly, and the 24-month arrangement was extended to August 1, 2014.  In July of 2014, we extended the arrangement to July 31, 2016. We expect to continue to use this factoring arrangement periodically to assist with our general working capital requirements due to contractual requirements.

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

Liquidity outlook

At June 30, 2014, our total cash and cash equivalents were approximately $518,000, as compared to approximately $2,023,000 at December 31, 2013.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and recently through factoring receivables. We currently require approximately $475,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation. We do not expect to incur any material capital expenditures during the next 12 months. During the first half of 2014, we generated approximately $1,770,000 of revenue, which is below our average monthly requirements. As a result, we do not expect that our available cash resources will be sufficient to fund our operations for the next 12 months.

If we are unable to generate sufficient revenue to fund current operations or meet our goals, we will need to obtain additional third-party financing to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. We may, therefore, need to obtain additional financing through the issuance of debt or equity securities.

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

ITEM 4.                  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2014, we issued 56,346 shares of common stock in connection with the cashless exercise of employee stock options.

The foregoing securities were issued in a private placement transaction to a limited number of employees pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, without general solicitation or advertising of any kind and without payment of brokerage commissions to any person.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-Key International, Inc.

Dated: August 14, 2014	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer

Dated: August 14, 2014	/s/ Cecilia C. Welch
Cecilia C. Welch
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1(1)	Certificate of CEO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

31.2 (1)	Certificate of CFO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

32.1(1)	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350

32.2 (1)	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

_______________

(1)	Filed herewith

**

Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.