Form 10-Q
period 2014-09-30
BIO KEY INTERNATIONAL INC
filed 2014-11-14
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of November 13, 2014 was 130,368,984.

BIO-KEY INTERNATIONAL, INC.

PART I -- FINANCIAL INFORMATION

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$167,179	$2,023,349
Accounts receivable, net of allowance for doubtful accounts of $20,526 at September 30, 2014 and December 31, 2013	631,574	284,025
Due from factor	21,708	2,449
Inventory	12,025	9,376
Prepaid expenses and other	80,586	73,482
Total current assets	913,072	2,392,681
Equipment and leasehold improvements, net	104,510	125,062
Deposits and other assets	8,712	8,712
Intangible assets—less accumulated amortization	164,745	174,950
Total non-current assets	277,967	308,724
TOTAL ASSETS	$1,191,039	$2,701,405

LIABILITIES
Accounts payable	$457,278	$540,912
Accrued liabilities	482,537	338,321
Deferred revenue	431,103	528,160
Total current liabilities	1,370,918	1,407,393
Warrant liabilities	83,327	243,077
TOTAL LIABILITIES	1,454,245	1,650,470

Commitments and contingencies

STOCKHOLDERS’ (DEFICIT) EQUITY:
Common stock — authorized, 170,000,000 shares; $.0001 par value issued and outstanding; 116,052,320 at September 30, 2014 and 115,842,315 as of December 31, 2013	11,605	11,584
Additional paid-in capital	55,972,787	55,909,923
Accumulated deficit	(56,247,598)	(54,870,572)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(263,206)	1,050,935
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$1,191,039	$2,701,405

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Revenues
Services	$496,127	$246,760	$1,027,069	$781,172
License fees and other	787,720	184,816	2,027,089	877,304
	1,283,847	431,576	3,054,158	1,658,476
Costs and other expenses
Cost of services	144,224	47,531	296,504	116,395
Cost of license fees and other	99,730	55,439	225,925	199,353
	243,954	102,970	522,429	315,748
Gross Profit	1,039,893	328,606	2,531,729	1,342,728

Operating Expenses
Selling, general and administrative	989,521	740,725	2,741,665	2,054,110
Research, development and engineering	324,992	353,583	1,282,536	902,558
	1,314,513	1,094,308	4,024,201	2,956,668
Operating loss	(274,620)	(765,702)	(1,492,472)	(1,613,940)
Other income (expense)
Interest income (expense)	2	(13,942)	5	(36,113)
Gain on derivative liabilities	223,892	-	117,153	-
Income taxes	(800)	(2,910)	(1,712)	(2,910)
	223,094	(16,852)	115,446	(39,023)

Net loss	$(51,526)	$(782,554)	$(1,377,026)	$(1,652,963)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Shares Outstanding:
Basic and Diluted	116,052,320	89,844,062	115,978,126	86,194,591

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,377,026)	$(1,652,963)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation	29,905	18,351
Amortization
Intangible assets	10,205	8,453
Deferred costs	-	11,776
Gain on derivative liabilities	(117,153)	-
Share-based compensation	170,282	62,272
Other	6	-
Change in assets and liabilities:
Accounts receivable	(347,549)	508,933
Due from factor	(19,259)	179,994
Inventory	(2,649)	(1,494)
Prepaid expenses and other	(7,104)	(22,644)
Accounts payable	(83,634)	(489,453)
Accrued liabilities	144,216	(181,172)
Deferred revenue	(97,057)	(206,505)
Net cash used for operating activities	(1,696,817)	(1,764,452)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,353)	(23,446)
Net cash used for investing activities	(9,353)	(23,446)
CASH FLOW FROM FINANCING ACTIVITIES:
Repurchase of outstanding warrants	(150,000)	-
Issuance of common stock	-	1,952,693
Repayment of notes payable – related party	-	(321,428)
Proceeds from issuance of Note Payable	-	497,307
Costs to issue common stock	-	(142,133)
Financing costs for Note Payable	-	(57,202)
Net cash (used for) provided by financing activities	(150,000)	1,929,237
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,856,170)	141,339
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,023,349	83,989
CASH AND CASH EQUIVALENTS, END OF PERIOD	$167,179	$225,328

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2014	2013

Cash paid for:
Interest	$-	$11,991

Noncash Investing and Financing Activities:
Issuance of warrants for deferred financing costs and equity raise	$-	$89,637

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 (Unaudited)

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

Recently Issued Accounting Pronouncements

Effective January 1, 2014, the Company prospectively adopted Accounting Standards Update (“ASU”) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The adoption of ASU 2013-11 did not have a material effect on its consolidated financial statements.

In May 2014, ASU No. 2014-09, “Revenue from Contracts with Customers” was issued. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. The guidance will also require that certain contract costs incurred to obtain or fulfill a contract, such as sales commissions, be capitalized as an asset and amortized as revenue is recognized. Adoption of the new rules could affect the timing of both revenue recognition and the incurrence of contract costs for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The new standard is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. For the Company, the new standard will be effective January 1, 2017. The Company is currently evaluating the impact of adoption and the implementation approach to be used.

In June 2014, ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU No. 2014-12”) was issued.  ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. An entity should recognize compensation cost in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. ASU 2014-12 becomes effective for interim and annual periods beginning on or after December 15, 2015. Early adoption is permitted.  The Company is currently evaluating the effects of adopting ASU 2014-12 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2014, ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU No. 2014-15”) was issued.  Before the issuance of ASU 2014-15, there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This guidance is expected to reduce the diversity in the timing and content of footnote disclosures. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards as specified in the guidance. ASU 2014-15 becomes effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effects of adopting ASU 2014-15 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

2.                GOING CONCERN

The Company has incurred significant losses to date and at September 30, 2014, had an accumulated deficit of approximately $56 million. In addition, broad commercial acceptance of the Company’s technology is critical to the Company’s success and ability to generate future revenues. At September 30, 2014, the Company’s total cash and cash equivalents were approximately $167,000, as compared to approximately $2,023,000 at December 31, 2013. On November 13, 2014, the Company issued to certain private investors 14,316,664 shares of common stock and warrants to purchase an additional 21,474,997 shares of common stock for aggregate net proceeds of $1,376,166. (See Note 10 – Subsequent Events)

The Company has financed itself in the past through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. The Company currently requires approximately $475,000 per month to conduct operations, a monthly amount that it has been unable to achieve consistently through revenue generation.

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

3.                SHARE BASED COMPENSATION

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited interim condensed consolidated statements of operations:

	Three Months Ended September 30,	Three Months Ended September 30,
	2014	2013

Selling, general and administrative	$32,700	$19,294
Research, development and engineering	5,364	2,961
	$38,064	$22,255

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2014	2013

Selling, general and administrative	$144,616	$50,571
Research, development and engineering	25,666	11,701
	$170,282	$62,272

4.                EARNINGS (LOSS) PER SHARE COMMON STOCK (“EPS”)

The Company’s basic EPS is calculated using net income (loss) and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants.

The following table summarizes the options and warrants which were excluded from the diluted per share calculation even though the exercise prices were less than the average market price of the common shares because the effect of including these potential shares was antidilutive due to the net losses for the three and nine month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Stock Options	728,298	2,802,392	1,429,391	2,027,713
Warrants	-	817,072	-	174,477
Total	728,298	3,619,464	1,429,391	2,202,190

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Stock options	6,195,001	410,000	3,480,000	410,000
Warrants	30,369,129	3,500,006	30,369,129	11,750,006
Total	36,564,130	3,910,006	33,849,129	12,160,006

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

Investors in the PI SPA had certain anti-dilution rights which required the Company to issue additional shares of common stock to the investors if within the nine months following November 8, 2013, the Company, sold or issued any common stock or common stock equivalents (other than sales or issuances to directors, officers, employees or independent contractors in the ordinary course of business for compensation purposes and stock splits and stock dividends payable in respect of the Company’s common stock) having a purchase, exercise or conversion price per share of less than $0.15.

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

The anti-dilution feature expired on August 8, 2014, and no equity financing events occurred during the period of the anti-dilution right.

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

The cashless exercise features contained in the Placement Agent Warrants are considered to be derivatives and the Company recorded a warrant liability on the condensed consolidated balance sheet. The Company recorded the warrant liabilities equal to their estimated fair value in 2013. The Company is required to mark-to-market the warrant liability at the end of each reporting period. For the three months ended September 30, 2014, the Company recorded a gain on the change in fair value of the cashless exercise feature of $223,892. For the nine months ended September 30, 2014, the Company recorded a net gain on the change in fair value of the cashless exercise feature of $123,380. At September 30, 2014 and December 31, 2013, the fair value of the cashless exercise feature was $83,327 and $206,707, respectively.

Warrants

On August 15, 2013, the Company issued a warrant to purchase 300,000 shares of the Company’s common stock to an independent contractor. On March 11, 2014, the warrant was exercised on a cashless basis resulting in the issuance of 153,659 shares of common stock.

The cashless exercise feature contained in the warrant was considered to be a derivative and the Company recorded a warrant liability on the condensed consolidated balance sheet. The Company recorded the warrant liability equal to its estimated fair value. The Company was required to mark-to-market the warrant liabilities at the end of each reporting period. As the warrant was exercised, the Company marked-to-market the warrant on the day before the exercise and such value was then transferred to additional paid-in capital. For the nine months ended September 30, 2014, the Company recorded a loss on the change in fair value of the cashless exercise feature of $6,211. $42,581, the value of the cashless exercise feature as of March 10, 2014, was transferred to additional paid-in capital. The fair value of the cashless exercise feature was $36,370 as of December 31, 2013.

On January 27, 2014, the Company repurchased a warrant for the purchase of 8,000,000 shares of common stock from the Shaar Fund Ltd. at a purchase price of $150,000.   The warrant was exercisable at a strike price of $0.30 per share through December 31, 2015.

Issuances and Exercise of Stock Options

During the three and nine months ended September 30, 2014, the Company granted 0 and 3,420,000 stock options, respectively. The options are exercisable for a term of seven years and vest in equal installments over a three-year period commencing on the date of grant. 2,970,000 of the options are exercisable at $0.205 per share and 350,000 of the options are exercisable at $0.17 per share.

During the nine months ended September 30, 2014, the Company issued 56,346 shares of common stock for the cashless exercise of stock options.

6.              SEGMENT INFORMATION

The Company has determined that its continuing operations are one discrete segment consisting of biometric products. Geographically, North American sales accounted for approximately 81% and 97% of the Company’s total sales for the three months ended September 30, 2014 and 2013, respectively, and were approximately 91% and 97% of the Company’s total sales for the nine months ended September 30, 2014 and 2013, respectively.

7.              FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities, and notes payable, are carried at, or approximate, fair value because of their short-term nature.

The fair value of the warrant liabilities were measured using the following assumptions:

Risk-free interest rate	0.60%
Expected term	2.07 – 2.11
Expected dividends	0
Volatility of stock price	94.7% - 98.6%

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about of future activities and the Company’s stock prices and historical volatility as inputs.

Compensatory Warrant
Fair value at January 1, 2014	$36,370
Loss on derivative	6,211
Transfer to additional paid-in-capital	(42,581)
Value at September 30, 2014	-

Warrant issued under PI SPA
Fair value at January 1, 2014	206,707
Gain on derivative	(123,380)
Value at September 30, 2014	83,327
Balance, September 30, 2014	$83,327

8.            MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three months ended September 30, 2014 and 2013, three customers accounted for 58% and two customers accounted for 43% of revenue, respectively. For the nine months ended September 30, 2014 and 2013, four customers accounted for 71% and three customers accounted for 47% of revenue, respectively.

At September 30, 2014, three customers accounted for 70% of accounts receivable.  At December 31, 2013, one customer accounted for 50% of accounts receivable.

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

10.        SUBSEQUENT EVENTS

On November 13, 2014, the Company raised additional working capital of $1,431,666 through the issuance of 14,316,664 shares of common stock and warrants to purchase an additional 21,474,997 shares of common stock in a private placement transaction. As part of the transaction, the investors surrendered to us for cancellation, previously issued warrants to acquire shares of our common stock.  In connection with the transaction, we are obligated to effect a 1-for-2 reverse split of our common stock and register the public resale of both the shares of common stock issued and the shares underlying the warrants.  Warrants to purchase 50% of the shares are immediately exercisable and the balance are exercisable upon completion of the 1-for-2 reverse split of our outstanding shares.  The warrants have a term of five years and are exercisable at $0.15 per share, subject to “full ratchet” anti-dilution adjustment.  In addition, if at any time within two years after the effective date of the registration statement we issue shares of common stock at a price lower than $0.10 per share, we will be required to issue additional shares of common stock.

In connection with the transaction described above, the Company expects to incur estimated costs of $55,500, which will be offset against additional paid-in capital.

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

We have developed what we believe is the most discriminating and effective commercially available finger-based biometric technology. Our primary focus is in marketing and selling this technology into commercial, logical and physical privilege entitlement and access control markets. Our primary market focus includes, among others, mobile payments and credentialing, online payments and credentialing, and healthcare record and payment data security. Our secondary focus includes government markets, primarily law enforcement forensic investigation and Homeland Security.

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

In October 2013, Apple Computer Corporation released the Apple iPhone 5s smartphone (“5s”). We believe the 5s to be the first broadly distributed smartphone to incorporate fingerprint biometrics in the phone. Since that time, virtually all major smartphone manufacturers, including Apple and Samsung, have released various models of devices with fingerprint sensor technology designed in. We believe other smartphone, tablet, laptop and related smart-device manufacturers will additionally make fingerprint-enabled smart devices available for consumer applications. As devices with onboard fingerprint sensors continue to deploy to consumers, we expect that third party application developers will demand the ability to authenticate users of their respective applications (app’s) with the onboard fingerprint biometric. We further believe that authentication will occur on the device itself for potentially low-value, and therefore low-risk, use-transactions and that user authentication for high-value transactions will migrate to the application provider’s authentication server, typically located within their supporting technology infrastructure, or cloud. We have developed our technology to enable, on-device authentication as well as network or cloud-based authentication and believe we may be the only technology vendor capable of providing this flexibility and capability.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2014, the Company adopted Accounting Standards Update (“ASU”) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update should be applied prospectively for annual and interim periods beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material effect on its consolidated financial statements.

In May 2014, ASU No. 2014-09, “Revenue from Contracts with Customers” was issued. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. The guidance will also require that certain contract costs incurred to obtain or fulfill a contract, such as sales commissions, be capitalized as an asset and amortized as revenue is recognized. Adoption of the new rules could affect the timing of both revenue recognition and the incurrence of contract costs for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The new standard is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. For the Company, the new standard will be effective January 1, 2017. The Company is currently evaluating the impact of adoption and the implementation approach to be used.

In June 2014, ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU No. 2014-12”) was issued.  ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. An entity should recognize compensation cost in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. ASU 2014-12 becomes effective for interim and annual periods beginning on or after December 15, 2015. Early adoption is permitted.  The Company is currently evaluating the effects of adopting ASU 2014-12 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2014, ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU No. 2014-15”) was issued.  Before the issuance of ASU 2014-15, there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This guidance is expected to reduce the diversity in the timing and content of footnote disclosures. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards as specified in the guidance. ASU 2014-15 becomes effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effects of adopting ASU 2014-15 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2014 AS COMPARED TO SEPTEMBER 30, 2013

Consolidated Results of Operations - Percent Trend

	Three Months Ended September 30,
	2014	2013
Revenues
Services	39%	57%
License fees and other	61%	43%
	100%	100%
Costs and other expenses
Cost of services	11%	11%
Cost of license fees and other	8%	13%
	19%	24%
Gross Profit	81%	76%

Operating expenses
Selling, general and administrative	77%	172%
Research, development and engineering	25%	82%
	102%	254%
Operating loss	-21%	-177%

Other deductions
Total other deductions	17%	-4%
Net loss	-4%	-181%

	Three months ended September 30,
	2014	2013	$ Change	% Change

Revenues
Service	$496,127	$246,760	$249,367	101%
License & other	787,720	184,816	602,904	326%
Total Revenue	$1,283,847	$431,576	$852,271	197%

Cost of goods sold
Service	$144,224	$47,531	$96,693	203%
License & other	99,730	55,439	44,291	80%
Total COGS	$243,954	$102,970	$140,984	137%

Revenues

For the three months ended September 30, 2014 and 2013, service revenues included approximately $179,000 and $153,000, respectively, of recurring maintenance and support revenue, and approximately $317,000 and $93,000 of non-recurring custom services revenue, respectively.  Recurring service revenue increased 17% during the current period as a few slow paying customers paid to renew their maintenance agreements. The non-recurring custom services increased 241% due to a customer project that we expect to continue through the balance of 2014.

License and other revenue (comprised of third party hardware and royalties) increased during the three months ended September 30, 2014. The increase consisted of an approximate $553,000 or 767% increase in our core software, a $50,000 or 55% increase in third party hardware sales, and equal royalty revenue quarter over quarter.  Royalty income during the three months ended September 30, 2014 was derived from an OEM agreement.

Costs of goods sold

During the three months ended September 30, 2014, cost of services increased approximately $97,000 from the corresponding period in 2013 due to increased associated requirements for non-recurring custom services revenue.

License and other costs for the three months ended September 30, 2014 increased $44,000 from the corresponding period in 2013 due to an increase in hardware orders and associated costs.

Selling, general and administrative

	Three months ended September 30,
	2014	2013	$ Change	% Change

Selling, general and administrative	$989,521	$740,725	$248,796	34%

Selling, general and administrative expenses increased 34% during the three months ended September 30, 2014 from the corresponding period in 2013. Increases consisted of increased trade show attendance fees, travel, commissions related to increased sales, and new personnel costs.

Research, development and engineering

	Three months ended September 30,
	2014	2013	$ Change	% Change

Research, development and engineering	$324,992	$353,583	$(28,591)	-8%

During the three months ended September 30, 2014, research, development and engineering costs increased 20% over the corresponding period in 2013, as we engaged temporary outside services and hired additional personnel for specific projects. Some of the projects were paid for by a third party and, therefore, the associated costs were reclassified resulting in a decrease in research, development and engineering costs of 8%.

Other income and expense

	Three months ended September 30,
	2014	2013	$ Change	% Change

Interest income (expense)	2	(13,942)	13,944	-100%
Gain on derivative liabilities	223,892	-	223,892	n/a
Income taxes	(800)	(2,910)	2,110	-73%

Total	$223,094	(16,852)	$239,946	-1,424%

Interest income for the quarter ended September 30, 2014 consisted of bank interest. Interest expense during 2013 was comprised of accrued interest on outstanding promissory notes issued in 2010 and 2013 which we repaid in 2013, and the amortized portion of the deferred financing costs associated with notes we issued in 2013.

During the fourth quarter of 2013, we issued various warrants that contained derivative liabilities. Such derivative liabilities are required to be marked-to-market each reporting period.

NINE MONTHS ENDED SEPTEMBER 30, 2014 AS COMPARED TO SEPTEMBER 30, 2013

Consolidated Results of Operations - Percent Trend

	Nine Months Ended September 30,
	2014	2013
Revenues
Services	34%	47%
License fees and other	66%	53%
	100%	100%
Costs and other expenses
Cost of services	10%	7%
Cost of license fees and other	7%	12%
	17%	19%
Gross Profit	83%	81%

Operating expenses
Selling, general and administrative	90%	124%
Research, development and engineering	42%	54%
	132%	178%
Operating loss	-49%	-97%

Other deductions
Total other deductions	4%	-2%
Net Income (loss)	-45%	-99%

	Nine months ended September 30,
	2014	2013	$ Change	% Change
Revenues
Service	$1,027,069	$781,172	$245,897	31%
License & other	2,027,089	877,304	1,149,785	131%
Total Revenue	$3,054,158	$1,658,476	$1,395,682	84%

Cost of goods sold
Service	$296,504	$116,395	$180,109	155%
License & other	225,925	199,353	26,572	13%
Total COGS	$522,429	$315,748	$206,681	65%

Revenues

For the nine months ended September 30, 2014 and 2013, service revenues included approximately $472,000 and $505,000, respectively, of recurring maintenance and support revenue, and approximately $555,000 and $276,000, respectively, of non-recurring custom services revenue.  Recurring service revenue decreased 7% from 2013 to 2014 as some customers have been slow to renew existing maintenance agreements. The non-recurring custom services increased 101% due to a customer project that we expect to continue through the balance of 2014.

For the nine months ended September 30, 2014 and 2013, license and other revenue (comprised of third party hardware and royalty) increased approximately 131% as a result of several contributing factors.  Software license revenue increased approximately $1,158,000 or 251% as a result of licenses purchased for both new and existing customers. We also shipped orders from a new partner NEXT Biometrics for continued expansion of biometric ID deployments with commercial partners LexisNexis, Educational Biometric Technology, and Identimetrics, and continued expansion of our footprint in the healthcare market.  Third-party hardware sales increased by approximately $24,000 or 7%, as a result smaller healthcare deployments.  Finally, royalty income from an OEM agreement decreased 35% to approximately $62,000 from $94,000 during the corresponding period in 2013 due to a cancelled international contract.

Costs of goods sold

For the nine months ended September 30, 2014, cost of service increased approximately $180,000 from the corresponding period in 2013 primarily as a result of costs associated with non-recurring custom services revenue. License and other costs for the nine months ended September 30, 2014 increased approximately $27,000 from the corresponding period in 2013, due to the increase in third party hardware revenue.

Selling, general and administrative

	Nine months ended September 30,
	2014	2013	$ Change	% Change

Selling, general and administrative	$2,741,665	$2,054,110	$687,555	33%

Selling, general and administrative expenses for the nine months ended September 30, 2014 increased 33% from the corresponding period in 2013.  Increases included sales and marketing personnel and recruiting costs, commissions and channel marketing expense due to increased revenue, trade show attendance, travel, factoring fees, and non-cash compensation.

Research, development and engineering

	Nine months ended September 30,
	2014	2013	$ Change	% Change

Research, development and engineering	$1,282,536	$902,558	$379,978	42%

During the nine months ended September 30, 2014, research, development and engineering costs increased 42% from the corresponding period in 2013, as we engaged temporary outside services and hired additional personnel for specific projects. Some of the projects were paid for by a third party and, therefore, the associated costs were reclassified and are not included in the 42% increase.

Other income and expense

	Nine months ended September 30,
	2014	2013	$ Change	% Change

Interest income (expense)	5	(36,113)	36,118	-100%
Gain on derivative liabilities	117,153	-	117,153	n/a
Income taxes	(1,712)	(2,910)	1,198	-41%

Total	$115,446	$(39,023)	$154,469	-396%

Interest income for the period ended September 30, 2014 consisted of bank interest. Interest expense during 2013 was comprised of accrued interest on outstanding promissory notes issued in 2010 and 2013 which we repaid in 2013, and the amortized portion of the deferred financing costs associated with notes we issued in 2013.

During the fourth quarter of 2013, we issued various warrants that contained derivative liabilities. Such derivative liabilities are required to be marked-to-market each reporting period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash used for operations during the nine months ended September 30, 2014 was approximately $1,700,000. The cash used in operating activities was primarily attributable to the following items:

●	Positive cash flows related to adjustments to depreciation, amortization, share-based compensation and fair value adjustments of approximately $210,000.

●

Negative cash flows related to an increase in accounts receivable and due from factor and a decrease in accounts payable, net of an increase in accrued expenses of approximately $306,000, due to working capital management.

Net cash used for investing activities during the nine months ended September 30, 2014 was approximately $9,000 and related to capital expenditures.

Net cash used for financing activities during the nine months ended September 30, 2014 was approximately $150,000 substantially all of which related to the repurchase of a warrant.

Net working capital deficit at September 30, 2014 was approximately $458,000 as compared to net working capital of approximately $985,000 at December 31, 2013.

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

On November 13, 2014, we issued an aggregate of 14,316,664 shares of common stock and warrants to purchase an additional 21,474,997 shares of common for aggregate gross proceeds of $1,431,666.

Liquidity outlook

At September 30, 2014, our total cash and cash equivalents were approximately $167,000, as compared to approximately $2,023,000 at December 31, 2013.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and recently through factoring receivables. We currently require approximately $475,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation. We do not expect to incur any material capital expenditures during the next 12 months, however, we will be investing in some fingerprint sensor inventory. During the first three quarters of 2014, we generated approximately $3,054,000 of revenue, which is below our average monthly requirements. As a result, we do not expect that our available cash resources will be sufficient to fund our operations for the next 12 months.

If we are unable to generate sufficient revenue to fund current operations or meet our goals, we will need to obtain additional third-party financing to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. We will, therefore, need to obtain additional financing through the issuance of debt or equity securities. No assurance can be given that any form of additional financing will be available on terms acceptable to us, that adequate financing will be obtained by us, or that such financing would not be dilutive to existing shareholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 5. Other Information.

The information set forth below is included herewith for the purpose of providing the disclosure required under “Item 1.01- Entry into a Material Definitive Agreement” and “Item 3.02 Unregistered Sales of Equity Securities” of Form 8-K.

On November 13, 2014, we issued to certain private investors (the “Investors”) 14,316,664 shares of common stock (the “Shares”) and warrants to purchase an additional 21,474,997 shares of common stock (the “Warrants”) for aggregate gross proceeds of $1,431,666. In addition, for each Share purchased in this offering, Investors surrendered to us for cancellation a warrant to acquire one share of our common stock.

The Warrants have a term of five years and an exercise price of $0.15 per share. Warrants to purchase 10,737,499 shares of common stock are immediately exercisable, and the remaining Warrants to purchase 10,737,498 shares of common stock will become exercisable upon the completion of a 1-for-2 reverse split of our common stock, or such other action that provides us with additional authorized and unissued shares of common stock sufficient to reserve for the issuance of the remaining shares underlying the Warrants. If within 90 days of the closing there are not sufficient shares available and reserved for the exercise of all of the Warrants, we are required to issue to each Investor additional Warrants to purchase 0.25 shares for each share purchased by such Investor in this offering. If within 180 days of the closing there are not sufficient shares reserved for exercise of all of the Warrants, the exercise price of the Warrants will be automatically reduced to 2/3 of the exercise price in effect immediately prior to such reduction. The foregoing issuance and exercise price adjustment will only be made for Investors that voted in favor of any action proposed to our stockholders that, if adopted, would have provided us with sufficient authorized and unissued shares to reserve for the exercise of all of the Warrants.

The Warrants have customary anti-dilution protections including a “full ratchet” anti-dilution adjustment provision. In addition, if at any time between now and the two year anniversary of the date in which the registration statement registering the Shares for resale becomes effective, we sell or issue shares of common stock or securities that are convertible into common stock at a price lower than $0.10 per share, we will be required to issue additional shares of common stock for no additional consideration.

The Warrants are exercisable on a cashless basis if at any time there is no effective registration statement covering the resale of the shares of common stock underlying the Warrants.

We are obligated to seek registration of the Shares and the shares of common stock underlying the Warrants pursuant to a registration rights agreement between us and the Investors (the “Registration Rights Agreement”).

The securities were issued in a private placement transaction solely to a limited number of accredited investors pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D thereunder, without engaging in any advertising or general solicitation of any kind.

The descriptions of the SPA, Warrants and Registration Rights Agreement set forth above are qualified in their entirety by reference to copies of such agreements filed as exhibits to this report and incorporated herein by this reference.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-Key International, Inc.

Dated: November 14, 2014	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer

Dated: November 14, 2014	/s/ Cecilia Welch
Cecilia Welch Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1 (1)	Form of Securities Purchase Agreement

10.2 (1)	Form of Warrant

10.3 (1)	Form of Registration Rights Agreement

31.1 (1)	Certificate of CEO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

31.2 (1)	Certificate of CFO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

32.1 (1)	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350

32.2 (1)	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

(1)	Filed herewith