Form 10-K
period 2014-12-31
BIO KEY INTERNATIONAL INC
filed 2015-03-31
CIK 1019034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $28,161,078.

As of March 25, 2015, the registrant had 66,001,260 shares of common stock outstanding.

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

We have developed what we believe is the most discriminating and effective commercially available finger-based biometric technology. Our primary focus is in marketing and selling this technology into commercial logical and physical privilege entitlement and access control markets. Our primary market focus includes mobile payments and credentialing, online payments and credentialing, and healthcare record and payment data security, among other things. Our secondary focus includes government markets, primarily law enforcement forensic investigation, and the Department of Homeland Security.

We continue to research and develop advancements in our capabilities, as well as exploring and developing potential strategic relationships, including potential business combinations and acquisitions, which could help us leverage our capability to deliver our solutions. We have built a direct sales force of professionals and also team with resellers, integrators and partner networks with substantial experience in selling technology solutions to government and corporate customers.

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

Our biometric identification technology improves both the accuracy and speed of screening individuals, for identification purposes or for personal identity verification, by extracting unique data from a fingerprint and comparing it to existing similar fingerprint data. These comparisons are conducted to identify an individual, either in a forensic investigation, or to screen the individual upon the application for a privilege, or to verify the individual’s identity upon such individual’s request to access the previously entitled privilege. The technology has been built to be completely scalable and can handle databases containing millions of fingerprints. We achieve the highest levels of discrimination without requiring any other identifying data (multi-factor) such as a user ID, smart ID cards, or tokens, although our technology can be used in conjunction with such additional factors.

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

Trademarks

We have registered our trademarks “BIO-key”, “True User Identification”, “Intelligent Image Indexing” and “WEB-key” with the U.S. Patent & Trademark Office, as well as many foreign countries, protecting our companies name and key technology offering names.

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

We believe there is potential for significant market growth in three key areas:

●	Corporate network access control, corporate campuses, computer networks and applications.

●	Consumer mobile credentialing, including mobile payments- credit and payment card programs, data and application access and commercial loyalty programs.

●	Government services and highly regulated industry- Medicare, Medicaid, Social Security, Drivers Licenses, Campus and School ID, Passports/Visas.

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

We have formed strategic relationships with large Internet and network infrastructure providers, including IBM, Oracle, Microsoft, CA Technologies and Indigo, to provide enterprise-ready systems to large enterprise customers and stakeholders. We have also established partnerships with leading technology integrators, including MorphoTrak, Aesynt (formerly McKesson), LexisNexis, Allscripts, Epic, Caradigm, Identimetrics and HealthCast.

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

On February 26, 2013, we announced that we entered into a Research and Development Collaboration Agreement, or the “R&D Collaboration”, with InterDigital Communications, Inc., a subsidiary of InterDigital, Inc., or “InterDigital”, a wireless research and development company. InterDigital is also the parent company of DRNC Holdings, Inc. ("DRNC"), which provided debt and equity financing to us in February 2013. The R&D Collaboration will target advanced cloud security and identity and access management solutions for the mobile market. The R&D Collaboration will bring together our innovative research and product development capabilities in fingerprint biometrics with InterDigital’s research efforts in developing identity and access management solutions for the mobile market.

During the fiscal years ended December 31, 2014 and 2013, BIO-key spent approximately $1,626,000 and $1,344,000, respectively, on its biometric segment’s research, development and engineering. BIO-key’s limited customer base during that time did not directly bear these costs, which were principally funded through outside sources of equity and debt financing.

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

Employees and Consultants

As of March 25, 2015, BIO-key employed eighteen individuals on a full-time basis as follows - seven in engineering, customer support, research and development; three in finance and administration; and eight in sales and marketing. BIO-key also uses the services of four consultants (full-time), who provide engineering and technical services, and one part-time contracts administrator.

ITEM 1A. RISK FACTORS

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements appearing just before our Description of Business section above. Effective February 3, 2015, the Company implemented a reverse stock split of its outstanding common stock at a ratio of 1-for-2 shares. All share figures and results are reflected on a post-split basis.

Business and Financial Risks

Based on our lack of sufficient revenue since inception and recurring losses from operations, our auditors have included an explanatory paragraph in their opinion as to the substantial doubt about our ability to continue as a going concern.

Due to, among other factors, our history of losses and limited revenue, our independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2014 as to the substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

Since our formation, we have historically not generated significant revenue and have sustained substantial operating losses.

As of December 31, 2014, we had an accumulated deficit of approximately $57 million. In order to increase revenue, we have developed a direct sales force and anticipate the need to retain additional sales, marketing and technical support personnel and may need to incur substantial expenses. We cannot assure you that we will be able to secure these necessary resources, that a significant market for our technologies will develop, or that we will be able to achieve our targeted revenue. If we are unable to achieve revenue or raise capital sufficient to cover our ongoing operating expenses, we will be required to scale back operations, including marketing and research initiatives, or in the extreme case, discontinue operations.

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

Our employment contracts with Michael W. DePasquale, our Chairman of the Board and Chief Executive Officer, and Mira LaCous, our Chief Technology Officer, expire annually, and renew automatically for successive one year periods unless notice of non-renewal is provided by the Company. Although the contracts do not prevent them from resigning, they do contain confidentiality and non-compete clauses which are intended to prevent them from working for a competitor within one year after leaving our Company. Our success depends on our ability to attract, train and retain employees with expertise in developing, marketing and selling software solutions. In order to successfully market our technology, we will need to retain additional engineering, technical support and marketing personnel. The market for such persons remains highly competitive and our limited financial resources will make it more difficult for us to recruit and retain qualified persons.

We cannot assure you that the intellectual property protection for our core technology provides a sustainable competitive advantage or barrier to entry against our competitors.

Our success and ability to compete is dependent in part upon proprietary rights to our technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets and technical measures to protect our propriety rights. We have filed a patent application relating to both the optic technology and biometrics solution components of our technology wherein several claims have been allowed. The U.S. Patent and Trademark Office has issued us a series of patents for our Vector Segment fingerprint technology (VST), and our other core biometric analysis and identification technologies. However, we cannot assure you that we will be able to adequately protect our technology or other intellectual property from misappropriation in the U.S. and abroad. Any patent issued to us could be challenged, invalidated or circumvented or rights granted thereunder may not provide a competitive advantage to us. Furthermore, patent applications that we file may not result in issuance of a patent or, if a patent is issued, the patent may not be issued in a form that is advantageous to us. Despite our efforts to protect our intellectual property rights, others may independently develop similar products, duplicate our products or design around our patents and other rights. In addition, it is difficult to monitor compliance with, and enforce, our intellectual property rights on a worldwide basis in a cost-effective manner. In jurisdictions where foreign laws provide less intellectual property protection than afforded in the U.S. and abroad, our technology or other intellectual property may be compromised, and our business would be materially adversely affected. If any of our proprietary rights are misappropriated or we are forced to defend our intellectual property rights, we will have to incur substantial costs. Such litigation could result in substantial costs and diversion of our resources, including diverting the time and effort of our senior management, and could disrupt our business, as well as have a material adverse effect on our business, prospects, financial condition and results of operations. We can provide no assurance that we will have the financial resources to oppose any actual or threatened infringement by any third party. Furthermore, any patent or copyrights that we may be granted may be held by a court to infringe on the intellectual property rights of others and subject us to the payment of damage awards.

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

Since our inception, we have not generated sufficient recurring revenue and have experienced substantial losses. During 2014, we raised additional capital before expenses of $1,595,000 from certain private investors through sales of our equity securities. We do not believe that we have raised sufficient cash resources to fund operations for at least the next twelve months. If we are unable to generate sufficient revenue to cover operating expenses and fund our business plan, we will need to obtain additional third-party financing to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. We may, therefore, need to obtain additional financing through the issuance of debt or equity securities. We cannot assure you that we will be able to secure any such additional financing on terms acceptable to us or at all. If we cannot obtain such financing, we will not be able to execute our business plan, will be required to reduce operating expenses, and in the extreme case, discontinue operations.

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

As of December 31, 2014, approximately 23,142,000 shares of our common stock were reserved for issuance upon exercise or conversion of outstanding stock options and warrants. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing shareholders.

 The availability of a substantial number of shares of our common stock for public sale may cause the price of our common stock to decline.

Our prospectus dated January 30, 2015 covers the public resale of 13,956,248 shares of our common stock, including 5,981,250 shares issuable upon exercise of warrants exercisable at $0.30 per share. In addition, our prospectus dated September 15, 2014 covers the public resale of 16,057,493 shares of our common stock, including 6,098,673 shares issuable upon exercise of warrants exercisable at $0.50 per share. As a result, our stockholders are offering 30,013,741 shares of common stock to the public which represent approximately 45% of our outstanding shares. The availability of these shares for sale to the public, whether or not sales have occurred or are occurring, and the sale of such shares in the public markets could have an adverse effect on the market price of our common stock. Such an adverse effect on the market price would make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Applicable SEC Rules governing the trading of “penny stocks” limits the trading and liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock currently trades on the OTCQB. Since our common stock continues to trade below $5.00 per share, our common stock is considered a “penny stock” and is subject to SEC rules and regulations, which impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

We intend to raise additional funds in the future through issuances of securities and such additional funding may be dilutive to stockholders or impose operational restrictions.

We expect that we will need to raise additional capital in the future to help fund our operations through sales of shares of our common stock or securities convertible into shares of our common stock, as well as issuances of debt. Such additional financing may be dilutive to our stockholders, and debt financing, if available, and may involve restrictive covenants which may limit our operating flexibility. If additional capital is raised through the issuance of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of existing stockholders will be reduced. These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

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

The trading price of our shares has from time to time fluctuated widely and in the future may be subject to similar fluctuations. The trading price may be affected by a number of factors including the risk factors set forth in this Report, as well as our operating results, financial condition, announcements of innovations or new products by us or our competitors, general conditions in the biometrics and access control industries, and other events or factors. We cannot assure you that any of the broker-dealers that currently make a market in our common stock will continue to serve as market makers or have the financial capability to stabilize or support our common stock. A reduction in the number of market makers or the financial capability of any of these market makers could also result in a decrease in the trading volume of and price of our shares. In recent years broad stock market indices, in general, and the securities of technology companies, in particular, have experienced substantial price fluctuations. Such broad market fluctuations may adversely affect the future-trading price of our common stock.

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

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, the Company periodically becomes involved in litigation. The Company is not a party to any material pending litigation except as follows:

On or about March 13, 2014, LifeSouth Community Blood Centers, Inc. filed a lawsuit against us the Company in the Superior Court of Monmouth County, New Jersey (MON-L-1042-14) alleging a breach of a license agreement and seeking return of all amounts paid under the license in the amount of $718,500. We have denied all claims and asserted a counterclaim against LifeSouth for non-payment of support and maintenance service fees. Discovery has commenced and is proceeding.  We have filed a motion seeking summary judgment in our favor with respect to all claims.

ITEM 4.      MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the OTCQB Marketplace under the symbol “BKYI”. The following table sets forth the range of high and low bid prices per share of our common stock for each of the calendar quarters identified below as reported by the OTCQB Marketplace. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. The quotations for all periods reflect BIO-key’s 1-for-2 reverse stock split, which was effective February 3, 2015.

2014:	High	Low

Quarter ended December 31, 2014	$0.28	$0.20
Quarter ended September 30, 2014	0.50	0.22
Quarter ended June 30, 2014	0.58	0.48
Quarter ended March 31, 2014	0.56	0.30

2013:	High	Low

Quarter ended December 31, 2013	$0.48	$0.30
Quarter ended September 30, 2013	0.78	0.48
Quarter ended June 30, 2013	0.80	0.32
Quarter ended March 31, 2013	0.38	0.18

Holders

As of March 18, 2015, the number of stockholders of record of our common stock was 166.

Dividends

We have not paid any cash dividends on our common stock to date, and have no intention of paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends on our common stock is also subject to the discretion of our Board of Directors and certain limitations imposed under the DGCL. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

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

The following Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (“MD&A”) is intended to help you understand the Company. The MD&A is provided as a supplement to and should be read in conjunction with our financial statements and the accompanying notes.

Effective February 3, 2015, the Company implemented a reverse stock split of its outstanding common stock at a ratio of 1-for-2 shares. All share figures are reflected on a post-split basis.

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

RESULTS OF OPERATIONS

Consolidated Results of Operations

Two Year % trend

	Years ended December 31,
	2014	2013
Revenues
Services	37%	50%
License fees and other	63%	50%
	100%	100%
Costs and other expenses
Cost of services	11%	7%
Cost of license fees and other	8%	12%
	19%	19%
Gross Profit	81%	81%

Operating expenses
Selling, general and administrative	92%	139%
Research, development and engineering	41%	68%
	132%	207%
Operating loss	-51%	-127%

Other income (deductions)
Total other income (deductions)	4%	-3%
Net loss	-47%	-130%

Revenues and Costs of goods sold

			2014 - 2013
	2014	2013	$ Chg	% Chg

Revenues
Service	$1,489,820	$988,003	$501,817	51%
License & other	2,516,036	997,973	1,518,063	152%
Total Revenue	$4,005,856	$1,985,976	$2,019,880	102%

Cost of goods sold
Service	$445,803	$145,702	$300,101	206%
License & other	302,947	241,326	61,621	26%
Total COGS	$748,750	$387,028	$361,722	93%

Revenues

For the years ended December 31, 2014 and 2013, service revenues included approximately $627,000 and $662,000, respectively, of recurring maintenance and support revenue, and approximately $863,000 and $326,000, respectively, of non-recurring custom services revenue.  Recurring service revenue decreased 5% from 2013 to 2014 as the increase in bundled maintenance agreements to our expanding customer license base was offset by the delay in a large deployment renewal. Non-recurring custom services increased 165% due to a customer project that was completed at the end of 2014.

For the years ended December 31, 2014 and 2013, license and other revenue (comprised of third party hardware and royalty) increased approximately 152% as a result of several contributing factors.  Software license revenue increased by approximately $1,474,000 or 300% during the year ended December 31, 2014 compared to December 31, 2013, as we expanded our relationship with NCR, developed new partnerships, continued to ship orders from Aesynt (formerly McKesson) for their continued deployment of our identification technology in their AccuDose® product line, and for ongoing expansion of biometric ID deployments with commercial partners LexisNexis, Educational Biometric Technology, and Identimetrics.  Third-party hardware sales increased by approximately $72,000 (18%), as a result of new and expanding healthcare industry deployments.  Royalty income, from an OEM agreement, for the year ended December 31, 2014, decreased 24% to approximately $87,000 from $115,000 during the corresponding period in 2013, due to a cancelled international contract.

Costs of goods sold

For the year ended December 31, 2014, cost of service increased approximately $300,000 primarily as a result of costs associated with non-recurring custom services revenue. License and other costs for the year ended December 31, 2014 increased approximately $62,000 due primarily to the increase in third party hardware revenue.

Selling, general and administrative

			2014 - 2013
	2014	2013	$ Chg	% Chg

Total	$3,670,090	$2,776,559	$893,531	32%

Selling, general and administrative expenses for the year ended December 31, 2014 increased 32% from the corresponding period in 2013.  Increases were driven by expanded sales and marketing personnel, channel marketing and commission expense associated with increased revenue, trade show attendance, travel, factoring fees, and non-cash compensation from the issuance of stock options.  The forgoing increases were offset by a decrease in legal fees.

Research, development and engineering

			2014 - 2013
	2014	2013	$ Chg	% Chg

Total	$1,626,136	$1,344,070	$282,066	21%

For the year ended December 31, 2014, research, development and engineering costs increased 21% as we engaged temporary outside consulting services, and hired additional personnel for specific projects.

Other income and expense

			2013-2014
	2014	2013	$ Chg	% Chg

Interest income	$7	$7	$—	—
Interest expense	—	(136,484)	136,484	100%
Income tax	(1,712)	(2,805)	1,093	-39%
Gain on derivative liabilities	157,253	78,812	78,441	100%

	$155,548	$(60,470)	$216,018	357%

The interest expense for the fiscal year ended 2013 was attributable to the related party note payable and the InterDigital Note, both of which were repaid in full during the year. Interest expense in 2013 also included the amortization of deferred costs with respect to the issuance of the InterDigital Note in February 2013 in the amount of $107,203. As the note and all accumulated interest payable were repaid by the Company in November 2013, the remaining deferred cost balance was expensed at that time.

Interest income for the years ended December 31, 2014 and 2013 consisted of bank interest.

During the fourth quarter of 2013, we issued various warrants that contained derivative liabilities. Such derivative liabilities are required to be marked-to-market each reporting period.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities overview

Net cash used for operations during the year ended December 31, 2014 was approximately $2,503,000. Items of note were as follows:

●

Negative cash flows related to an increase in accounts receivable, due from factor, and prepayments, and a decrease in accounts payable, net of an increase in accrued expenses of approximately $622,000, due to working capital management, and

●	Positive cash flows related to the adjustments to depreciation, amortization, share-based compensation and fair value adjustments of approximately $261,000

Investing activities overview

Net cash used for investing activities during the year ended December 31, 2014 was approximately $19,000 and were due to the purchase of capital expenditures.

Financing activities overview

Net cash provided by financing activities during the year ended December 31, 2014 was approximately $1,342,000 and attributable primarily to the following:

●	Positive cash flows from the issuance of shares of common stock and warrants of approximately $1,595,000, net of financing costs of approximately $103,000.

●	Negative cash flows of approximately $150,000 from the repurchase of a warrant.

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

As of December 2011, we entered into a 24-month accounts receivable factoring arrangement with a financial institution (the “Factor”). Pursuant to the terms of this arrangement, from time to time, we sell to the Factor certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 75% of the accounts receivable balance to us (the “Advance Amount”), with the remaining balance, less fees payable by us, once the Factor collects the full accounts receivable balance from the customer. Factoring fees range from 2.75% to 15% of the face value of the invoice factored and are determined by the number of days required for collection of the invoice. In April 2012, the terms were updated from monthly to quarterly, and the 24-month arrangement was extended to August 1, 2014. In August of 2014, the 24-month arrangement was renewed with lower quarterly factoring obligations by us.  We expect to continue to use this factoring arrangement periodically to assist with our general working capital requirements due to contractual requirements.

On February 26, 2013, we issued a promissory note in the principal amount of $497,307 (the “InterDigital Note”) to DRNC.  The InterDigital Note accrued interest at a rate of 7% per annum and was scheduled to mature on December 31, 2015.  A portion of the proceeds from the sale of the InterDigital Note was used to repay the Colatosti Note in full, and the remaining proceeds were used for general corporate purposes.  On November 22, 2013, we repaid in full the $497,307 balance due under the InterDigital Note.

On February 26, 2013, we issued 2,013,468 shares of common stock to DRNC for an aggregate purchase price of $402,693.

On February 26, 2013, we also issued 2,500,000 shares of common stock to a limited number of investors for an aggregate purchase price of $500,000.

On July 23, 2013, we issued units to certain investors consisting of 1,750,003 shares of our common stock and warrants to purchase an additional 1,750,003 post-split shares of our common stock at a purchase price $0.60 per unit, for an aggregate purchase price of $1,050,000.  The warrants were originally exercisable at $0.80 per share and expire five years after the date of the grant. On December 2, 2013, we agreed to reduce the exercise price of the warrants to $0.50 per share.

On October 25 and November 8, 2013, we issued an aggregate of 12,323,668 units consisting of 12,323,668 shares of common stock and warrants to purchase an additional 12,323,668 shares of common stock at a purchase price $0.30 per unit for an aggregate purchase price of $3,697,100 prior to a deduction for placement agent fees and expenses. The warrants are exercisable at $0.50 per share and expire three years after the date of the grant.

In November 2014, we issued an aggregate of 7,974,999 shares of our common stock and warrants to purchase an additional 11,962,501 shares of common stock for an aggregate purchase price of $1,595,000 prior to a deduction for expenses. The warrants have a term of five years and an exercise price of $0.30 per share.

LIQUIDITY OUTLOOK

At December 31, 2014, our total cash and cash equivalents were approximately $844,000, as compared to approximately $2,023,000 at December 31, 2013.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and recently through factoring receivables. We currently require approximately $475,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation.  During 2014, we generated approximately $4,006,000 of revenue, which is below our average monthly requirements. As a result, our available cash resources may not be sufficient to fund our operations for the next 12 months.

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

1. Revenue Recognition

Revenues from software licensing are recognized in accordance with ASC 985-605, “Software Revenue Recognition." Accordingly, revenue from software licensing is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See financial statements appearing at pages 40-63 of this report

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

As the Company is a smaller reporting company, this annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information about each director and executive officer of the Company.

NAME	AGE	POSITIONS HELD
Michael W. DePasquale	60	Chairman of the Board of Directors and Chief Executive Officer
Charles P. Romeo (a) (c)	73	Director
John Schoenherr (b)	62	Director
Barbara Rivera (b)	63	Director
Thomas E. Bush, III (c)	62	Director
Thomas Gilley	54	Director

Cecilia Welch	55	Chief Financial Officer
Mira K. LaCous	53	Chief Technology Officer
Renat Zhdanov	52	Vice President, Chief Scientist
Scott Mahnken	55	Vice President of Marketing

(a)	From April 2004 to February 2005, Mr. Romeo was employed by the Company.

(b)	Audit Committee Member

(c)	Compensation Committee Member

Directors

We believe that our board of directors should be composed of individuals with sophistication and experience in many substantive areas that impact our business. We believe that experience, qualifications, or skills in the following areas are most important: legal/regulatory and government affairs; accounting and finance; design, innovation and engineering; strategic planning; and human resources and development practices; and board practices of other corporations. These areas are in addition to the personal qualifications described in this section. We believe that our current board members possess the professional and personal qualifications necessary for board service, and have highlighted particularly noteworthy attributes for the board members below. The principal occupation and business experience, for at least the past five years, of our current director is as follows:

MICHAEL W. DEPASQUALE has served as our Chief Executive Officer and a Director since January 3, 2003, and Chairman of the Board since January 29, 2014. He served as Co-Chief Executive Officer of the Company from July 2005 to August 2006. Mr. DePasquale brings more than 27 years of executive management, sales and marketing experience to the Company. Prior to joining us, Mr. DePasquale served as the President and Chief Executive Officer of Prism eSolutions, Inc., a Pennsylvania-based provider of professional consulting services and online solutions for ISO-9001/14000 certification for customers in manufacturing, healthcare and government markets, since February 2001. From December 1999 through December 2000, Mr. DePasquale served as Group Vice President for WRC Media, a New York-based distributor of supplemental education products and software. From January 1996 until December 1999, Mr. DePasquale served as Senior Vice President of Jostens Learning Corp., a California-based provider of multimedia curriculum. Prior to Jostens, Mr. DePasquale held sales and marketing management positions with McGraw-Hill and Digital Equipment Corporation. Mr. DePasquale earned a Bachelor of Science degree from the New Jersey Institute of Technology. He serves on the Board of Directors and as Treasurer of the International Biometrics and Identification Industry Association. Mr. DePasquale has extensive general management experience in the technology sector and has served as a Director for number of non-profit organizations and private companies.

CHARLES P. ROMEO has served as a Director since February 28, 2005 and from January 29, 2003 to April 19, 2004. From April 2004 until February 2005, he served as our Vice President of Sales, Public Safety Division. From November 2005 to November 2007, Mr. Romeo served as the Vice President of Sales and Marketing for UNICOM, a Rhode Island systems integrator. From September 2002 until April 2004, Mr. Romeo was the President and Chief Executive Officer of FreedomBridge Technologies, Inc., a Rhode Island-based consulting firm to technology companies in the homeland security industry specializing in implementing direct and channel selling programs, strategic alliances and partnerships in the law enforcement market. Prior to founding FreedomBridge, Mr. Romeo had a 33 year sales and marketing management career with Digital Equipment Corporation, Compaq Computer Corporation and Hewlett Packard. During his career, Mr. Romeo served as Vice President of Service Sales for a $500 million business unit, and Director of Public Sector Sales for a $275 million division of Hewlett Packard. Mr. Romeo authored The Sales Manager’s Troubleshooter, Prentice Hall 1998, which was named as one of the “top 10 must reads” by Sales and Marketing Magazine. Mr. Romeo earned a Bachelor of Science degree in Mathematics and Economics from the University of Massachusetts and an Executive MBA from Babson College. Mr. Romeo has significant sales and marketing management experience in the infrastructure and computer hardware and software industries.

JOHN SCHOENHERR has served as a Director since December 30, 2004. Mr. Schoenherr served as Vice President of Corporate Performance Management for Oracle Corporation from 1995 through 2006. Prior to Oracle he served as Senior Vice President of Business Intelligence and Analytics at Information Resources, Inc. Mr. Schoenherr has over 25 years of experience in the area of business intelligence and strategic planning. His career includes a number of product development and management positions. Mr. Schoenherr has extensive product management and information services experience in both the large and small enterprise sectors.

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

Executive Officers

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

MIRA K. LACOUS has served as Chief Technology Officer of the Company since March 13, 2014. Prior to her appointment as Chief Technology Officer, she served as our Senior Vice President of Technology & Development since 2012, and as our Vice President of Technology and Development since 2000. Ms. LaCous has over 28 years of product/project management, solution architecture, software development, team leadership and customer relations experience with a background that includes successfully bringing numerous technologies to market, including automated voice response systems, automated building control systems, software piracy protection, intranet training materials and testing, page layout and design software, image scanning software and systems, biometric security, biometric algorithms and more. Ms. LaCous is also the author of six US patented technologies, multiple international patents, and other patent pending solutions. She has been an officer or director of two other companies; National Computer Systems (NCS), and TEL-Line Systems. Ms. LaCous has a Bachelor’s in Computer Science from North Dakota State University. Ms. LaCous also served on the Board of Directors of the Minnesota Sinfonia, a not-for-profit arts and education organization, as well as its chairperson for two years.

RENAT Z. ZHDANOV has served as Chief Scientist since November 2001. He has over fifteen years of academic experience in various fields of mathematics and physics; fifteen years of image processing, pattern recognition, and big data analysis algorithm development experience and more than ten years of software development experience ranging from database programming to statistical and analytical programming. Dr. Zhdanov is a recognized expert in mathematical physics and is the author of two books and more than 130 papers published in leading mathematics and physics journals. Before joining us, he worked as Chief Mathematician and Visiting Scientist in universities in Ukraine, Germany, Great Britain, Sweden and Spain. Dr. Zhdanov has two PhD degrees in Mathematical Physics and Differential Equations from the Institute of Mathematics in Kiev, Ukraine. He serves as the member of the Editorial Board of the “Journal of Applied Mathematics”.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the U.S. Securities and Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors and persons who own more than ten percent (10%) of the Company’s Common Stock to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of the Company’s Common Stock. Such officers, directors and ten percent (10%) stockholders are also required by applicable SEC rules to furnish the Company with copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on its review of the copies of such forms received by it, or written representations from such persons that no other reports were required for such persons, the Company believes that during the fiscal year ended December 31, 2014, all Section 16(a) filing requirements applicable to the Company’s officers, directors and ten percent (10%) stockholders were satisfied in a timely fashion, except for the late filing of a Form 4 by Mira LaCous with respect to one issuance of options on March 13, 2014.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation paid to or accrued by our chief executive officer (principal executive officer) and the two most highly compensated executive officers other than the principal executive officer, who were serving as executive officers at the end of December 31, 2014, for the fiscal years ended December 31, 2014 and 2013:

SUMMARY COMPENSATION TABLE

Name	Fiscal Year	Salary ($)	Option Awards ($)		All Other Compensation ($)	Total ($)

Michael W. DePasquale	2014	250,000	82,300	(1)	739	333,039
Chief Executive Officer	2013	257,815	148,800	(1)	739	407,354

Mira K. LaCous	2014	192,903	49,380	(1)	545	242,828
Chief Technology Officer (2)	2013	151,342	18,600	(1)	545	170,487

Cecilia Welch	2014	144,000	49,380	(1)	432	193,812
Chief Financial Officer	2013	140,754	22,320	(1)	427	163,501

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

On May 15, 2013, the Company entered into an employment agreement with Cecilia Welch to serve as the Chief Financial Officer of the Company until May 2014. The agreement automatically renews for subsequent one-year terms, unless the employment relationship is terminated by either party, or modified in accordance with the terms and conditions of the agreement. The employment agreement contains standard and customary confidentiality, technical invention provisions, as well as a covenant not to compete which prohibits Ms. Welch from doing business with any current or prospective customer of the Company or engaging in a business competitive with that of the Company during the term of her employment and for the one year period thereafter. This agreement also contains a number of termination provisions as described in “Termination and Change in Control Arrangements” in this Item.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

DECEMBER 31, 2014

The following table sets forth for each named executive officer, information regarding outstanding equity awards as at December 31, 2014. The option awards and per share amounts for all periods reflect BIO-key’s 1-for-2 reverse stock split, which was effective February 3, 2015.

	Option Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)		Option exercise price ($)	Option expiration date

Michael W. DePasquale	250,000	—		0.174	2/27/2016
	166,665	333,335	(1)	0.348	3/27/2020
	—	250,000	(2)	0.410	3/13/2021

Mira LaCous	37,500	—		0.360	8/13/2015
	170,000	—		0.920	1/7/2017
	37,500	—		0.280	5/11/2018
	20,833	41,667	(1)	0.348	3/27/2020
	—	150,000	(2)	0.410	3/13/2021

Cecilia Welch	75,000	—		0.280	5/11/2018
	25,000	50,000	(1)	0.348	3/27/2020
	—	150,000	(2)	0.410	3/13/2021

(1)	The options vest equally in three annual installments commencing March 27, 2013
(2)	The options vest equally in three annual installments commencing March 14, 2015

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

DIRECTOR COMPENSATION FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2014

The following table sets forth for each director, information regarding their compensation for the year ended December 31, 2014:

Name (1)	Fees earned or paid in cash ($)	Option Awards ($) (2)	Total ($)
Thomas E. Bush, III	8,000	12,345	20,345
Thomas Gilley	8,000	12,345	20,345
Charles P. Romeo	8,000	12,345	20,345
John Schoenherr	8,000	12,345	20,345
Barbara Rivera	8,000	12,345	20,345

(1)   Mr. DePasquale has been omitted from the above table because he does not receive any additional compensation for serving on our Board of Directors.

(2)   The aggregate grant date fair value of the option awards was estimated using the Black-Scholes option pricing model, with the assumptions listed in Note A to the Company’s financial statements. The amount shown in this column represents the grant date fair value calculated under ASC 718

Narrative Disclosure to Director Compensation Table

The Company has adopted a policy to pay to each non-employee director $3,000 per board meeting and $1,000 per telephonic board meeting attended and to make an annual grant of options in the discretion of the Board upon recommendation of the Compensation Committee. In 2014, we granted to each of our non-employee directors an option to purchase 37,500 shares of common stock. The options vest in three equal annual installments and expire seven years after the date of grant.

We reimburse each of our non-employee directors for their reasonable expenses incurred in connection with attending meetings of the board of directors and related committees.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 25, 2015 information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than five percent (5%) of the Company’s outstanding common stock. The following table also sets forth, as of such date, the beneficial ownership of the Company’s common stock by all officers and directors, individually and as a group. Unless otherwise indicated, the address of each person listed below is c/o BIO-key International, Inc., 3349 Highway 138, Building A, Suite E, Wall, NJ 07719. The share amounts reflect BIO-key’s 1-for-2 reverse stock split, which was effective February 3, 2015

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(1)

Michael W. DePasquale	716,665	(2)	1.1
Mira LaCous	336,666	(3)	*
Cecilia Welch	175,000	(4)	*
Renat Zhdanov	135,001	(5)	*
John Schoenherr	128,631	(6)	*
Charles P. Romeo	95,476	(7)	*
James Skidmore	58,333	(8)	*
Scott Mahnken	45,834	(9)	*
Thomas E. Bush, III	12,500	(10)	*
Thomas Gilley	12,500	(10)	*
Barbara Rivera	12,500	(10)	*
Perkins Capital Management Inc.	4,825,000	(11)	7.1
730 Lake St. E Wayzata, MN 55391
All officers and directors as a group (11) persons	1,729,106		2.6%

*	Less than 1%

(1)

The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Securities Exchange Act of 1934 and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as, other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 66,001,260 shares of common stock outstanding as of March 25, 2015.

(2)	Includes 666,665 issuable on exercise of options and 50,000 shares of common stock. Does not include 333,335 shares issuable upon exercise of options subject to vesting.

(3)	Consists of shares issuable upon exercise of options. Does not include 120,834 shares issuable upon exercise of options subject to vesting.

(4)	Consists of shares issuable upon exercise of options. Does not include 125,000 shares issuable upon exercise of options subject to vesting.

(5)	Consists of shares issuable upon exercise of options. Does not include 49,999 shares issuable upon exercise of options subject to vesting.

(6)	Consists of shares issuable upon exercise of options. Does not include 33,334 shares issuable upon exercise of options subject to vesting.

(7)	Consists of shares issuable upon exercise of options. Does not include 33,334 shares issuable upon exercise of options subject to vesting.

(8)	Consists of shares issuable upon exercise of options. Does not include 116,667 shares issuable upon exercise of options subject to vesting.

(9)	Consists of shares issuable upon exercise of options. Does not include 79,167 shares issuable upon exercise of options subject to vesting.

(10)	Consists of shares issuable upon exercise of options. Does not include 25,000 shares issuable upon exercise of options subject to vesting.

(11)

Based on a Schedule 13G/A filed with the United States Securities and Exchange Commission, Richard W. Perkins has sole voting and dispositive power with respect to the shares. Includes 2,125,000 shares issuable upon exercise of warrants.

The following table sets forth, as of December 31, 2014, information with respect to securities authorized for issuance under equity compensation plans. The shares and per share amounts reflect BIO-key’s 1-for-2 reverse stock split, which was effective February 3, 2015

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	4,095,305	$0.36	—
Total	4,095,305	$0.36	—

The Company’s 1999 Stock Option Plan (the “1999 Plan”) was adopted by the Board of Directors of the Company on or about August 31, 1999. The material terms of the 1999 Plan are summarized below.

The 1999 Plan is currently administered by the Board of Directors of the Company (the “Plan Administrator”). The Plan Administrator is authorized to construe the 1999 Plan and any option issued under the 1999 Plan, select the persons to whom options may be granted, and determine the number of shares to be covered by any option, the exercise price, vesting schedule and other material terms of such option. Under the 1999 Plan 1,000,000 shares of common stock were reserved for issuance to officers, employees, directors and consultants of the Company at exercise prices not less than 85% of the last sale price of the Company’s common stock as reported on the OTC Bulletin Board on the date of grant. Options have terms of not more than 10 years from the date of grant, are subject to vesting as determined by the Plan Administrator and are not transferable without the permission of the Company except by will or the laws of descent and distribution or pursuant to a domestic relations order. Options terminate three (3) months after termination of employment or other association with the Company or one (1) year after termination due to disability, death or retirement. In the event that termination of employment or association is for a cause, as that term is defined in the 1999 Plan, options terminate immediately upon such termination. The Plan Administrator has the discretion to extend options for up to three years from the date of termination or disassociation with the Company.

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

As of December 31, 2014, there were outstanding options under the 1999 Plan to purchase 250,000 post-split shares of common stock, and no shares were available for future grants.

On October 12, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan (the 2004 Plan). The 2004 Plan has not yet been presented to stockholders for approval and thus incentive stock options are not available under this plan. Under the terms of this plan, 2,000,000 post-split shares of common stock are reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 85% of fair market value. The term of stock options granted may not exceed ten years. Options issued under the 2004 Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined, all options outstanding vest immediately. The 2004 Plan expired in October 2014.

As of December 31, 2014, there were outstanding options under the 2004 Plan to purchase 1,635,305 post-split shares of common stock, and no shares were available for future grants.

In addition to options issued under the 1999 and 2004 Plans, the Company has issued options to employees, officers, directors and consultants to purchase common stock under the non-plan. As of December 2014, there were outstanding options under the non-plan to purchase 2,210,000 post-split shares of common stock. The terms of outstanding options under the non-plan are substantially similar to the provisions of the 1999 Plan and options issued thereunder.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Employment Arrangements

The Company has entered into employment agreements with Michael W. DePasquale, Mira LaCous, and Cecilia Welch. See “EXECUTIVE COMPENSATION—Employment Agreements.”

Consulting Arrangement with Thomas J. Colatosti

In connection with his appointment to the Board of Directors in September 2002, and as acting Chief Financial Officer from November 2008 to December 2009, the Company had entered into a number of consulting arrangements with Thomas Colatosti. Under the most recent arrangement, which was entered into on January 12, 2010, Mr. Colatosti provided services to the Company and its subsidiaries and affiliates for the two-year term ended December 31, 2011 at a rate of $5,000 per month. At December 31, 2013, Mr. Colatosti was owed $50,000, which was included in accounts payable. The amount was fully paid during 2014.

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

Director Independence

The Board applies the definition of independent director as set forth in NASDAQ Stock Market Rule 5605 (a)(2), as well as Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

In accordance with this guidance, the Board considers Mr. Schoenherr, Mr. Romeo, Ms. Rivera, Mr. Bush and Mr. Gilley, to be independent. Mr. Schoenherr and Ms. Rivera are the members of the Company’s Audit Committee, while Mr. Schoenherr, Mr. Romeo, and Mr. Bush are the members of the Company’s Compensation Committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows fees for professional services and quarterly audit fees billed to us by Rotenberg Meril Solomon Bertiger & Guttilla, P.C. (“RMSBG”) for the audit of our annual consolidated financial statements for the years ended December 31, 2014 and 2013:

	2014	2013

Audit Fees	$75,000	$75,038
Audit-Related Fees	7,128	7,534
Tax Fees	12,000	13,019

Total Fees	$94,125	$95,591

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

Audit Committee Pre-Approval Procedures

The Audit Committee of our Board of Directors consisted of John Schoenherr and Jeff May in 2013. Barbara Rivera was appointed to the Audit Committee in March 2014 to replace Mr. May. The Audit Committee approves the engagement of our independent auditors to render audit and non-audit services before they are engaged. All of the fees for 2014 and 2013 shown above were pre-approved by the Audit Committee.

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

  Reports of Independent Registered Public Accounting Firm

  Consolidated Balance Sheets as at December 31, 2014 and 2013

  Consolidated Statements of Operations—Years ended December 31, 2014 and 2013

  Consolidated Statement of Stockholders’ Equity (Deficit) —Years ended December 31, 2014 and 2013

  Consolidated Statements of Cash Flows—Years ended December 31, 2014 and 2013

  Notes to Consolidated Financial Statements—December 31, 2014 and 2013

(b)      The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report

ITEM 8—FINANCIAL STATEMENTS

The following financial statements of BIO-key International, Inc. are included herein at the indicated page numbers:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

BIO-key International, Inc.

North Billerica, MA

We have audited the accompanying consolidated balance sheets of BIO-key International, Inc. and Subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the consolidated financial statements, the Company has suffered substantial net losses in recent years, has an accumulated deficit at December 31, 2014 and is dependent on debt and equity financing to fund its operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are disclosed in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.
Saddle Brook, New Jersey
March 31, 2015

BIO-key International, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$843,632	$2,023,349
Accounts receivable, net	625,341	284,025
Due from factor	76,657	2,449
Inventory	11,825	9,376
Prepaid expenses and other	236,429	73,482
Total current assets	1,793,884	2,392,681
Equipment and leasehold improvements, net	103,509	125,062
Deposits and other assets	8,712	8,712
Intangible assets—less accumulated amortization	161,344	174,950
Total non-current assets	273,565	308,724
TOTAL ASSETS	$2,067,449	$2,701,405

LIABILITIES
Accounts payable	$347,311	$540,912
Accrued liabilities	488,617	338,321
Deferred revenue	429,233	528,160
Warrant liabilities	43,227	-
Total current liabilities	1,308,388	1,407,393
Warrant liabilities	-	243,077
TOTAL LIABILITIES	1,308,388	1,650,470

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Common stock — authorized, 170,000,000 shares; issued and outstanding; 66,001,260 and 57,921,258 of $.0001 par value at December 31, 2014 and December 31, 2013, respectively	6,600	5,792
Additional paid-in capital	57,506,605	55,915,715
Accumulated deficit	(56,754,144)	(54,870,572)
TOTAL STOCKHOLDERS’ EQUITY	759,061	1,050,935
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,067,449	$2,701,405

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-2 reverse stock split, which was effective February 3, 2015.

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2014	2013

Revenues
Services	$1,489,820	$988,003
License fees and other	2,516,036	997,973
	4,005,856	1,985,976
Costs and other expenses
Cost of services	445,803	145,702
Cost of license fees and other	302,947	241,326
	748,750	387,028
Gross Profit	3,257,106	1,598,948

Operating expenses
Selling, general and administrative	3,670,090	2,776,559
Research, development and engineering	1,626,136	1,344,070
	5,296,226	4,120,629
Operating loss	(2,039,120)	(2,521,681)

Other income (deductions)
Interest income	7	7
Interest expense	-	(136,484)
Gain on derivative liabilities	157,253	78,812
Income taxes	(1,712)	(2,805)
	155,548	(60,470)
Net loss	$(1,883,572)	$(2,582,151)

Basic and Diluted Loss per Common Share	$(0.03)	$(0.06)

Weighted Average Shares Outstanding:
Basic and Diluted	59,047,282	45,895,946

All per-share amounts and BIO-key shares outstanding for all periods reflect BIO-key’s 1-for-2 reverse stock split, which was effective February 3, 2015.

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2012	39,077,807	$3,907	$51,066,532	$(52,288,421)	$(1,217,982)

Issuance of common stock and warrants pursuant to security purchase agreements	18,587,139	1,859	5,647,935	—	5,649,794
Issuance of common stock pursuant to anti-dilution rights	206,033	21	(21)	—	—
Issuance of common stock in exchange for options exercised	50,279	5	(5)	—	—
Derivative liabilities associated with security purchase agreements	---	---	(346,214)	---	(346,214)
Stock issuance costs	—	—	(648,116)	—	(648,116)
Share-based compensation	—	—	81,642	—	81,642
Reclassification of derivative liability	---	----	113,962	---	113,962
Net loss	—	—	—	(2,582,151)	(2,582,151)

Balance as of December 31, 2013	57,921,258	$5,792	$55,915,715	$(54,870,572)	$1,050,935

Issuance of common stock and warrants pursuant to security purchase agreements	7,974,999	797	1,594,203	—	1,595,000
Issuance of common stock in exchange for cashless exercise of warrants	76,830	8	(8)	—	—
Issuance of common stock in exchange for cashless exercise of options	28,173	3	(3)	—	—
Reclassification of derivative liability	—	—	42,597	—	42,597
Repurchase of warrants	—	—	(150,000)	—	(150,000)
Stock issuance costs	—	—	(103,157)	—	(103,157)
Share-based compensation	—	—	207,258	—	207,258
Net loss	—	—	—	(1,883,572)	(1,883,572)

Balance as of December 31, 2014	66,001,260	$6,600	$57,506,605	$(56,754,144)	$759,061

All BIO-key share amounts for all periods reflect BIO-key’s 1-for-2 reverse stock split, which was effective February 3, 2015.

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2014	2013

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,883,572)	$(2,582,151)
Adjustments to reconcile net loss to cash used for operating activities:
Allowance for doubtful accounts	-	-
Depreciation	40,186	28,618
Amortization:
Intangible assets	13,606	20,961
Deferred costs	-	107,203
Share-based compensation	207,258	81,642
Gain on derivative liabilities	(157,253)	(78,812)
Change in assets and liabilities:
Accounts receivable trade	(341,316)	320,759
Due from factor	(74,208)	187,455
Inventory	(2,449)	(5,190)
Prepaid expenses and other	(162,947)	(48,394)
Accounts payable	(193,601)	(480,364)
Accrued liabilities	150,296	(255,278)
Deferred revenue	(98,927)	19,640
Net cash used for operating activities	(2,502,927)	(2,683,911)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,633)	(129,413)
Net cash used for investing activities	(18,633)	(129,413)
CASH FLOW FROM FINANCING ACTIVITIES:
Issuances of common stock	1,595,000	5,649,793
Repurchase of outstanding warrants	(150,000)	-
Costs to issue common stock and Note Payable	(103,157)	(575,681)
Repayment of notes payable – related party	-	(321,428)
Proceeds from issuance of Note Payable	-	497,307
Repayment of Note Payable	-	(497,307)
Net cash provided by financing activities	1,341,843	4,752,684
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,179,717)	1,939,360
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,023,349	83,989
CASH AND CASH EQUIVALENTS, END OF YEAR	$843,632	$2,023,349

 The accompanying notes are an integral part of these statements.

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Years ended December 31,
	2014	2013

Cash paid for:
Interest	$—	$77,216

Noncash investing and financing activities:
Reclassification of derivative liability to additional paid-in capital	$42,597	$113,962
Issuance of warrants for deferred financing costs and equity raise	-	89,637
Unpaid costs to issue common stock	-	90,000

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiary

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE A —THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company, founded in 1993, develops and markets proprietary fingerprint identification biometric technology and software solutions. The Company also deliver advanced identification solutions and information services to law enforcement departments, public safety agencies and other government and private sector customers. Our mobile wireless technology provides first responders with critical, reliable, real-time data and images from local, state and national databases.

Basis of Presentation

The Company has incurred significant losses to date, and at December 31, 2014, it had an accumulated deficit of approximately $57 million. In addition, broad commercial acceptance of the Company’s technology is critical to the Company’s success and ability to generate future revenues. At December 31, 2014, our total cash and cash equivalents were approximately $844,000, as compared to approximately $2,023,000 at December 31, 2013.

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

Effective February 3, 2015, the Company implemented a reverse stock split of its outstanding common stock at a ratio of 1 - for - 2 shares. All share figures and results are reflected on a post-split basis. See Note L.

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

2. Use of Estimates

Our consolidated financial statements are prepared in accordance with GAAP as set forth in the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) and consider the various staff accounting bulletins and other applicable guidance issued by the U.S. Securities and Exchange Commission (SEC). These accounting principles require us to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, its consolidated financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

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

The Company accounts for its warranties under the FASB ASC 450, “Contingencies.” The Company generally warrants that its products are free from defects in material and workmanship for a period of one year from the date of initial receipt by its customers. The warranty does not cover any losses or damage that occurs as a result of improper installation, misuse or neglect or repair or modification by anyone other than the Company or its authorized repair agent. The Company’s policy is to accrue anticipated warranty costs based upon historical percentages of items returned for repair within one year of the initial sale. The Company’s repair rate of products under warranty has been minimal, and a historical percentage has not been established. The Company’s software license agreements generally include certain provisions for indemnifying customers against liabilities if the Company’s software products infringe upon a third party’s intellectual property rights. The Company has not provided for any reserves for warranty liabilities as it was determined to be immaterial.

4.  Cash Equivalents

Cash equivalents consist of liquid investments with original maturities of three months or less.  At December 31, 2014 and 2013, cash equivalents consisted of a money market account.

5. Accounts Receivable

Accounts receivable are carried at original amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful receivables by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Accounts receivable at December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013

Accounts receivable	$645,867	$304,551
Allowance for doubtful accounts	(20,526)	(20,526)

Accounts receivable, net allowances for doubtful accounts	$625,341	$284,025

The allowance for doubtful accounts for the years ended December 31, 2014 and 2013 is as follows:

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Year
Year Ended December 31, 2014
Allowance for Doubtful Accounts	$20,526	$-	$-	$20,526
Year Ended December 31, 2013
Allowance for Doubtful Accounts	$20,526	$-	$-	$20,526

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

	2014
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

7. Impairment or Disposal of Long Lived Assets, including Intangible Assets

The Company reviews long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. In assessing recoverability, the Company must make assumptions regarding estimated future cash flows and discount factors. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges. Intangible assets with determinable lives are amortized over their estimated useful lives, based upon the pattern in which the expected benefits will be realized, or on a straight-line basis, whichever is greater. We did not record any impairment charges in any of the years presented.

8. Advertising Expense

The Company expenses the costs of advertising as incurred. Advertising expenses for 2014 and 2013 were approximately $252,000 and $178,000, respectively.

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

11. Earnings Per Share of Common Stock (“EPS”)

The Company’s EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options and warrants, when the effect of their inclusion is dilutive. See Note P - Earnings Per Share “EPS” for additional information.

12. Accounting for Stock-Based Compensation

The Company accounts for share based compensation in accordance with the provisions of ASC 718-10, “Compensation — Stock Compensation,” which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The majority of its share-based compensation arrangements vest over either a three or four year vesting schedule. The Company expenses its share-based compensation under the ratable method, which treats each vesting tranche as if it were an individual grant. The fair value of stock options is determined using the Black-Scholes valuation model, and requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected option term”), the estimated volatility of its common stock price over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized as an expense in the consolidated statements of operations. As required under the accounting rules, the Company reviews its valuation assumptions at each grant date and, as a result, the Company is likely to change its valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the service period, net of estimated forfeitures (the number of individuals that will ultimately not complete their vesting requirements). The estimation of stock awards that will ultimately vest requires significant judgment. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from current estimates.

The compensation expense recognized under ASC 718 amounted to $207,258 and $81,642 for 2014 and 2013 respectively.

The following table presents share-based compensation expenses included in the Company’s consolidated statements of operations:

	Year ended December 31,
	2014	2013

Selling, general and administrative	$161,466	$60,151
Research, development and engineering	45,792	21,491
	$207,258	$81,642

Valuation Assumptions for Stock Options

For 2014 and 2013, 1,835,000 and 1,175,000 stock options were granted, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2014	2013
Risk free interest rate	1.34%	0.68%
Expected life of options (in years)	4.5	4.5
Expected dividends	0%	0%
Volatility of stock price	119%	139%

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

The Company accounts for uncertain tax provisions in accordance with ASC 740-10-05, “Accounting for Uncertainty in Income Taxes.” The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

In May 2014, ASU No. 2014-09, “Revenue from Contracts with Customers” was issued. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. The guidance will also require that certain contract costs incurred to obtain or fulfill a contract, such as sales commissions, be capitalized as an asset and amortized as revenue is recognized. Adoption of the new rules could affect the timing of both revenue recognition and the incurrence of contract costs for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The new standard is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. For us, the new standard will be effective January 1, 2017. The Company is currently evaluating the impact of adoption and the implementation approach to be used.

In June 2014, ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU No. 2014-12”) was issued.  ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. An entity should recognize compensation cost in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. ASU 2014-12 becomes effective for interim and annual periods beginning on or after December 15, 2015. Early adoption is permitted.  The Company is currently evaluating the effects of adopting ASU 2014-12 on its consolidated financial statements but the adoption is not expected to have a significant impact.

In June 2014, ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU No. 2014-15”) was issued.  Before the issuance of ASU 2014-15, there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This guidance is expected to reduce the diversity in the timing and content of footnote disclosures. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards as specified in the guidance. ASU 2014-15 becomes effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effects of adopting ASU 2014-15 on its consolidated financial statements but the adoption is not expected to have a significant impact.

In January 2015, ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary items” (“ASU 2015-01”) was issued. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company is currently evaluating the effects of adopting ASU 2014-15 on its consolidated financial statements but the adoption is not expected to have a significant impact.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE B—FACTORING

Due from factor consisted of the following as of December 31:

	Original Invoice Value	Factored Amount	Factored Balance due
Year Ended December 31, 2014
Factored accounts receivable	$306,625	$229,968	$76,657
Year Ended December 31, 2013
Factored accounts receivable	$9,795	$7,346	$2,449

As of December 2011, the Company entered into a 24 month accounts receivable factoring arrangement with a financial institution (the “Factor”). Pursuant to the terms of the arrangement, the Company, from time to time, sells to the Factor certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 75% of the accounts receivable balance to the Company (the “Advance Amount”), with the remaining balance, less fees to be forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. Factoring fees range from 2.75% to 15% of the face value of the invoice factored, and are determined by the number of days required for collection of the invoice. In April 2012, the terms were updated from monthly to quarterly, and the 24-month arrangement was extended to August 1, 2014.  In July of 2014, the arrangement was extended to July 31, 2016.

NOTE C—FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, due from factor, accounts payable and accrued liabilities are carried at, or approximate, fair value because of their short-term nature.

The fair value of the warrant liabilities are measured at fair value using the following assumptions:

2014
Risk free interest rate	0.59% - 0.61%
Expected term	1.82 - 1.86
Expected dividends	0
Volatility of stock price	79.3% - 79.7%

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

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3). There were no assets as of or during the years ended December 31, 2014 and 2013 measured using significant unobservable inputs.

Fair Value Measurements Using

Significant Unobservable Inputs (Level 3):

Compensatory Warrant (Note L3)
Fair value at January 1, 2014	36,370
Loss on derivative	6,227
Transfer to additional paid-in-capital	(42,597)
Value at December 31, 2014	-

Warrants issued Under PI SPA (Note L2c)
Fair value at January 1, 2014	206,707
Gain on derivative	(163,480)
Value at December 31, 2014	43,227

Balance, December 31, 2014	$43,227

NOTE D—CONCENTRATION OF RISK

Financial instruments which potentially subject the Company to risk primarily consist of cash and accounts receivables.

The Company maintains its cash and cash equivalents with various financial institutions, which, at times may exceed the amounts insured by the Federal Deposit Insurance Corporation. The exposure to the Company is solely dependent upon daily bank balances and the respective strength of the financial institutions. The Company has not incurred any losses on these accounts. At December 31, 2014 and 2013, amounts in excess of insured limits were approximately $586,000 and $1,535,000, respectively.

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

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, as follows:

	Years Ended December 31,
	2014	2013

Customer A	44%	*
Customer B	11%	*
Customer C	10%	*
Customer D	*	19%
Customer E	*	15%

*      Less than 10% of total revenue

The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

	As of December 31,
	2014	2013

Customer A	62%	*
Customer F	*	50%

*      Less than 10% of total accounts receivable

NOTE E—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following as of December 31:

	2014	2013

Equipment	$395,546	$378,074
Furniture and fixtures	139,779	138,618
Software	28,624	28,624
Leasehold improvements	53,948	53,948
	617,897	599,264

Less accumulated depreciation and amortization	(514,388)	(474,202)

Total	$103,509	$125,062

Depreciation and amortization were $40,186 and $28,618 for 2014 and 2013, respectively.

NOTE F—INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31:

	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents and patents pending	$287,248	$(125,904)	$161,344	$287,248	$(112,298)	$174,950

Total	$287,248	$(125,904)	$161,344	$287,248	$(112,298)	$174,950

Aggregate amortization expense for 2014 and 2013 was $13,606 and $20,961 respectively. The estimated aggregate amortization expense of intangible assets for the years following December 31, 2014 is approximately $14,000 per year for 2015 through 2019, and approximately $91,000 thereafter.

NOTE G—ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31:

	2014	2013

Compensation	$203,349	$11,102
Compensated absences	116,439	112,609
Dividends payable	3,435	3,435
Accrued legal and accounting fees	92,000	84,609
Sales tax payable	55,436	54,382
Other	17,958	72,184

Total	$488,617	$338,321

NOTE H—RELATED PARTY

Consulting Arrangement with Thomas J. Colatosti (“Colatosti”)

In connection with his appointment to the Board of Directors in September 2002, and as acting Chief Financial Officer from November 2008 to December 2009, the Company had entered into a number of consulting arrangements with Thomas Colatosti. Under the most recent arrangement, which was entered into on January 12, 2010, Mr. Colatosti provided services to the Company and its subsidiaries and affiliates for the two-year term ended December 31, 2011 at a rate of $5,000 per month. At December 31, 2013, Mr. Colatosti was owed $50,000, which was included in accounts payable. The amount was fully paid during 2014.

NOTE I—DEFERRED REVENUE

Deferred revenue represents unearned revenue on maintenance contracts. Maintenance contracts include provisions for unspecified when-and-if available product updates and customer telephone support services, and are recognized ratably over the term of the service period. At December 31, 2014 and 2013, amounts in deferred revenue were approximately $429,000 and $528,000, respectively.

NOTE J—SEGMENT INFORMATION

The Company has determined that its continuing operations are one discrete segment consisting of Biometric products. Geographically, North American sales accounted for approximately 91% and 97% of the Company’s total revenues for 2014 and 2013, respectively.

NOTE K—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company does not own any real estate but conducts operations from three leased premises. These non-cancelable operating leases expire at various dates through 2018. In addition to base rent, the Company pays for property taxes, maintenance, insurance and other occupancy expenses according to the terms of the individual leases.

Future minimum rental commitments of non-cancelable operating leases are approximately as follows:

Years ending December 31,
2015	$144,249
2016	147,732
2017	152,364
2018	103,829
$548,174

Rental expense was approximately $174,000 and $159,000 during 2014 and 2013, respectively.

Lawsuit

On or about March 13, 2014, LifeSouth Community Blood Centers, Inc. filed a lawsuit against us the Company in the Superior Court of Monmouth County, New Jersey (MON-L-1042-14) alleging a breach of a license agreement and seeking return of all amounts paid under the license in the amount of $718,500. We have denied all claims and asserted a counterclaim against LifeSouth for non-payment of support and maintenance service fees. Discovery has commenced and is proceeding. We have filed a motion seeking summary judgment in our favor with respect to all claims.

NOTE L— EQUITY

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

2. Common Stock

Effective February 3, 2015, the Company implemented a reverse stock split of its outstanding common stock at a ratio of 1 - for - 2.   The number of authorized shares and the par value of the Company's common stock and preferred stock were not affected by the reverse stock split. Stockholders who otherwise would be entitled to receive fractional shares were rounded up to the nearest whole share. The reverse stock split became effective on the OTCQB at the opening of trading on February 6, 2015.

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

Issuances of Common Stock

      a)     Securities Purchase Agreements dated February 26, 2013

Pursuant to a Securities Purchase Agreement dated February 26, 2013 by and between the Company and DRNC (the “InterDigital SPA”), the Company issued to DRNC 2,013,468 post-split shares of its common stock at a purchase price $0.20 per post-split share, for an aggregate purchase price of $402,693. DRNC had anti-dilution rights under the InterDigital SPA that required the Company to issue additional shares to DRNC on a full-ratchet basis if the Company, within the nine months following February 26, 2013, sold or issued any common stock or common stock equivalents (other than sales or issuances to directors, officers, employees or independent contractors in the ordinary course of business for compensation purposes and stock splits and stock dividends payable in respect of the Company’s common stock) having a purchase, exercise or conversion price per post-split share of less than $0.20.  No shares were issued under the anti-dilution rights due to subsequent issuances.

Concurrently with the closing of the transaction described above, the Company closed an equity financing with a number of private investors pursuant to a Securities Purchase Agreement (the “Private Investor SPA”). Pursuant to the Private Investor SPA, the Company issued to such investors 2,500,000 post-split shares of its common stock at a purchase price $0.20 per post-split share, for an aggregate purchase price of $500,000.

In connection with the share issuances described above, the Company incurred costs of $46,176, which were offset against additional paid-in capital.

The shares of common stock were subject to registration clauses.  The Company filed a registration statement on November 22, 2013 and such registration was declared effective on December 31, 2013.  See Note L2d.

      b)     Securities Purchase Agreement dated July 23, 2013

Pursuant to a Securities Purchase Agreement, dated July 23, 2013, by and between the Company and a number of private and institutional investors (the “July Private Investor SPA”), the Company issued units to such investors consisting of 1,750,003 post-split shares of common stock and 1,750,003 warrants to purchase additional shares of common stock, at a purchase price of $0.60 per unit for an aggregate purchase price of $1,050,000. The Investors have anti-dilution rights under the July Private Investors SPA that require the Company to issue additional shares to Investors on an average-weighted basis if the Company, within the six months following July 23, 2013, sells or issues any common stock or common stock equivalents (other than sales or issuances to directors, officers, employees or independent contractors in the ordinary course of business for compensation purposes and stock splits and stock dividends payable in respect of the Company’s common stock) having a purchase, exercise or conversion price per share of less than $0.60 (see Note L2c below where the anti-dilution rights were triggered). The warrants were immediately exercisable at an exercise price of $0.80 per post-split share and have a term of five years. Effective November 22, 2013, the Company agreed to reduce the exercise price of the warrants to $0.50 per post-split share.

In connection with the share issuances described above, the Company incurred costs of $135,594, including filing costs for the associated Registration Statement filed with the SEC pursuant to the registration rights clause in the July 2013 Private Investors SPA, which were offset against additional paid-in capital.

The shares of common stock and the shares of common stock underlying the warrants were subject to a registration clause.  The Company filed a registration statement on November 22, 2013 and such registration was declared effective on December 31, 2013.  See Note L2d.

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

The Company initially recorded derivative liabilities equal to their estimated fair value of $20,323. Such amount was also recorded as a reduction of additional paid-in capital. As discussed in Item c) below, the down round feature was triggered. As such, the Company marked-to-market the derivative liabilities at the dates of issuances. In addition, the Company was required to mark-to-market the derivative liabilities at December 31, 2013. For the year ended December 31, 2013, the Company recorded a loss on the change in fair value of the anti-dilution rights of $93,639. The Company did not value the derivative liability at December 31, 2013.  At such date, the Company determined that it was still highly unlikely that an equity financing would occur prior to January 23, 2014, the expiration date of the down round feature.  Such conclusion was based upon the discussion noted in Note L2c below.

As discussed above, in November 2013, the Company agreed to reduce the exercise price of the warrants. Under GAAP, the warrants have to be revalued and a charge recorded if the value of the warrants under the new terms exceeds the value of the warrants under the old terms on the day before the change. No charge was recorded as the value of the “new” warrants was less than the value of the “old” warrants.

      c)     Securities Purchase Agreements dated October 25, 2013 and November 8, 2013

Pursuant to a series of Private Investors Securities Purchase Agreements (the “PI SPA”), on October 25, 2013 and November 8, 2013, the Company issued to certain private investors an aggregate of 12,323,668 units consisting of 12,323,668 post-split shares of common stock (the “Shares”) and warrants to purchase an additional 12,323,668 post-split shares of our common stock (the “Warrants”) for an aggregate purchase price of $3,697,100. Each unit had a purchase price of $0.30 and consisted of one share of common stock and one Warrant. The Warrants are immediately exercisable at an exercise price of $0.50 per post-split share, have a term of three years, and are exercisable on a cashless basis if at any time following the nine month anniversary of the issuance date, there is not an effective registration statement covering the public resale of the shares of Common Stock underlying the Warrants.

In connection with the share issuances described above, the Company incurred costs of $466,346, including filing costs for the associated Registration Statement filed with the SEC pursuant to the registration rights clause in the October and November 2013 Private Investors SPA, which were offset against additional paid-in capital.

 Investors in the PI SPA have certain anti-dilution rights which required the Company to issue additional shares of common stock to the investors if within the nine months following November 8, 2013, the Company, sells or issues any common stock or common stock equivalents (other than sales or issuances to directors, officers, employees or independent contractors in the ordinary course of business for compensation purposes and stock splits and stock dividends payable in respect of the Company’s common stock) having a purchase, exercise or conversion price per post-split share of less than $0.30.

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

The Shares and shares of common stock underlying the Warrants were subject to a registration rights agreement.  The Company filed a registration statement on November 22, 2013 and such registration was declared effective on December 31, 2013.  See Note L2d. Under the November 2014 Securities Purchase Agreement, warrants to purchase 7,974,999 post-split shares of common stock previously issued in the November 2013 private placement were cancelled. See Note L2e.

Pursuant to a placement agency letter agreement, the Company paid the placement agent cash commissions equal to 8% of the gross proceeds of the offering, reimbursed the placement agent for its reasonable out of pocket expenses, and issued to the placement agent warrants (the “Placement Agent Warrants”) to purchase an aggregate of 985,893 post-split shares of common stock. The Placement Agent Warrants have substantially the same terms as the Warrants issued to the investors, except the Placement Agent Warrants are immediately exercisable on a cashless basis.

The cashless exercise features contained in the warrants are considered to be derivatives and the Company recorded warrant liabilities on the consolidated balance sheet. The Company initially recorded the warrant liabilities equal to their estimated fair value of $325,891. Such amount was also recorded as a reduction of additional paid-in capital. The Company is required to mark-to-market the warrant liabilities at the end of each reporting period. For the year ended December 31, 2014, the Company recorded a gain on the change in fair value of the cashless exercise features of $163,480, and as of December 31, 2014, the fair value of the cashless exercise features was $43,227. The fair value of the cashless exercise features was $206,707 as of December 31, 2013.

The sales of securities in this offering triggered the anti-dilution rights set forth in the July Private Investor SPA. As a result, in connection with the October 25, 2013 closing, the per post-split share purchase price set forth in the July Private Investor SPA was reduced to $0.5444 resulting in the issuance of 178,726 additional post-split shares of common stock. In connection with the November 8, 2013 closing, the per post-split share purchase price set forth in the July Private Investor SPA was further reduced to $0.5368 resulting in the issuance of 27,307 additional post-split shares of common stock.

 d)     Registration Statement

The Company filed a registration statement on Form S-1 with the SEC to register the public resale of the shares of common stock issued in the 2013 Securities Purchase Agreements described above. The registration statement was declared effective on December 31, 2013.

      e)     Securities Purchase Agreement dated November 13, 2014

Pursuant to a Securities Purchase Agreement, dated November 13, 2014, by and between the Company and a number of private and institutional investors (the “November 2014 Private Investor SPA”), the Company issued to certain private investors 7,974,999 post-split shares of common stock and warrants to purchase an additional 11,962,501 post-split shares of common stock for aggregate gross proceeds of $1,595,000. In addition, for each share purchased in this offering, the investors surrendered to the Company for cancellation a warrant to acquire one share of our common stock which we previously issued in a private placement transaction in November 2013. This resulted in the cancellation of warrants to purchase an aggregate of 7,974,999 post-split shares of common stock. The public resale of these shares was included in an effective registration statement we previously filed with the Securities and Exchange Commission.

The warrants have a term of five years and an exercise price of $0.30 per post-split share. Warrants to purchase 5,981,251 post-split shares of common stock were immediately exercisable. The remaining warrants to purchase 5,981,250 post-split shares of common stock became exercisable on the completion of a 1 - for - 2 reverse split of our common stock in February 2015.

The warrants have customary anti-dilution protections including a “full ratchet” anti-dilution adjustment provision. In addition, if at any time between now and the two year anniversary of the effective date of the registration statement covering the public resale of such shares, the Company sells or issues shares of common stock or securities that are convertible into common stock at a price lower than $0.20 per share, the Company will be required to issue additional shares of common stock for no additional consideration.

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

The Company valued the anti-dilution feature using a Monte Carlo simulation at both the date of issuance and December 31, 2014 and determined that the anti-dilution feature had no value.

The Company filed a registration statement on Form S-1 with the SEC to register the public resale of 13,956,250 of the shares of common stock issued in the 2014 Securities Purchase Agreement described above. The registration statement was declared effective on January 29, 2015.

f)     Employees’ exercise options

During the year ended December 31, 2014, 54,166 stock options were exercised resulting in the cashless issuance of 28,173 post-split shares of common stock. During the year ended December 31, 2013, 89,999 stock options were exercised resulting in the cashless issuance of 50,279 post-split shares of common stock.

3. Warrants

The Company has issued warrants to certain creditors, investors, investment bankers and consultants. A summary of warrant activity is as follows:

	Total Warrants	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value

Outstanding, as of January1, 2013	4,125,000	$0.60	2.97

Granted	15,209,579	0.50
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, as of December 31, 2013	19,334,579	0.52	2.79	—
Granted	11,962,501	0.30
Exercised	(150,000)	0.20
Forfeited	(7,974,999)	0.50
Expired	(125,000)	0.60
Repurchased	(4,000,000)	0.60
Vested or expected to vest at December 31, 2014	19,047,081	0.37	3.91	—
Exercisable at December 31, 2014	13,065,816	$0.41	3.47	—

On August 15, 2013, the Company issued a warrant to purchase 150,000 post-split shares of the Company’s common stock to an independent contractor. On March 11, 2014, the warrant was exercised on a cashless basis resulting in the issuance of 76,830 post-split shares of common stock.

The cashless exercise feature contained in the warrant was considered to be a derivative and the Company recorded a warrant liability on the condensed consolidated balance sheet. The Company recorded the warrant liability equal to its estimated fair value. The Company was required to mark-to-market the warrant liabilities at the end of each reporting period. As the warrant was exercised, the Company marked-to-market the warrant on the day before the exercise and such value was then transferred to additional paid-in capital. For the year ended December 31, 2014, the Company recorded a loss on the change in fair value of the cashless exercise feature of $6,227. $42,597, the value of the cashless exercise feature as of March 10, 2014, was transferred to additional paid-in capital. The fair value of the cashless exercise feature was $36,370 as of December 31, 2013.

On January 27, 2014, the Company repurchased a warrant for the purchase of 4,000,000 post-split shares of common stock from the Shaar Fund Ltd. at a purchase price of $150,000.   The warrant was exercisable at a strike price of $0.60 per post-split share through December 31, 2015.

NOTE M—STOCK OPTIONS

1999 Stock Option Plan

During 1999, the Board of Directors of the Company adopted the 1999 Stock Option Plan (the 1999 Plan). The 1999 Plan was not presented to stockholders for approval and thus incentive stock options are not available under the plan. Under the 1999 Plan, 1,000,000 shares of common stock are reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 85% of fair market value. The term of nonstatutory stock options granted may not exceed ten years. Options issued under the Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined, all options outstanding vest immediately. The 1999 Plan expired in August 2009.

2004 Stock Option Plan

On October 12, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan (the 2004 Plan). The 2004 Plan has not yet been presented to stockholders for approval and thus incentive stock options are not available under this plan. Under the terms of this plan, 2,000,000 post-split shares of common stock are reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 85% of fair market value. The term of stock options granted may not exceed ten years. Options issued under the Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined, all options outstanding vest immediately. The Plan expired in October 2014.

Non-Plan Stock Options

Periodically, the Company has granted options outside of the 1999 and 2004 Plans to various employees and consultants. In the event of change in control, as defined, certain of the non-plan options outstanding vest immediately.

Stock Option Activity

Information summarizing option activity is as follows:

	Number of Options				Weighted average exercise	Weighted average remaining life	Aggregate intrinsic
	1999 Plan	2004 Plan	Non Plan	Total	price	(in years)	value

Outstanding, as of December 31, 2012	250,000	1,381,136	—	1,631,136	$0.32

Granted	—	575,000	600,000	1,175,000	0.34
Exercised	—	(89,999)	—	(89,999)	0.26
Forfeited	—	(20,833)	—	(20,833)	0.32
Expired	—	—	—	—	—
Outstanding, as of December 31, 2013	250,000	1,845,304	600,000	2,695,304	$0.33	4.48	$136,787

Granted	—	—	1,835,000	1,835,000	0.39
Exercised	—	(54,166)	—	(54,166)	0.25
Forfeited	—	(129,168)	(225,000)	(354,168)	0.34
Expired	—	(26,665)	—	(26,665)	0.29
Outstanding, as of December 31, 2014	250,000	1,635,305	2,210,000	4,095,305	$0.36	4.45	$24,325
Vested or expected to vest at December 31, 2014				3,385,905	$0.36	4.06	$24,325
Exercisable at December 31, 2014				1,726,963	$0.33	2.17	$24,325

The options outstanding and exercisable at December 31, 2014 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)	Number exercisable	Weighted average exercise price
$0.14 - 0.42	3,890,305	$0.33	4.58	1,521,963	$0.26
0.43 - 0.80	35,000	0.80	2.02	35,000	0.80
0.81 - 0.95	170,000	0.92	2.02	170,000	0.92
$0.14 - 0.95	4,095,305			1,726,963

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.22 as of December 31, 2014, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2014 was 550,000.

The weighted average fair value of options granted during the years ended December 31, 2014 and 2013 was $0.32 and $0.30 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2014 and 2013 was $14,650, and $31,643, respectively. The total fair value of shares vested during the years ended December 31, 2014 and 2013 was $143,382 and $42,058 respectively.

As of December 31, 2014 future compensation cost related to nonvested stock options is $438,571 and will be recognized over an estimated weighted average period of 1.93 years.

NOTE N—INCOME TAXES

There was no provision for federal or state taxes as at December 31, 2014 and 2013.

The Company has deferred taxes due to income tax credits, net operating loss carryforwards, and the effect of temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of deferred taxes are as follows at December 31:

	2014	2013

Current asset:
Accrued compensation	$88,000	$49,000
Accounts receivable allowance	8,000	8,000
Non-current asset (liability):
Stock-based compensation	174,000	205,000
Basis differences in fixed assets	(26,000)	(19,000)
Basis differences in intangible assets	(63,000)	(69,000)
Net operating loss and credit carryforwards	17,540,000	17,217,000
Valuation allowances	(17,721,000)	(17,391,000)

	$—	$—

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

As of December 31, 2014, the Company has federal net operating loss carryforwards of approximately $49,200,000 subject to expiration between 2019 and 2034.  These net operating loss carryforwards are subject to the limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company.

A reconciliation of the effective income tax rate on operations reflected in the Statements of Operations to the US Federal statutory income tax rate is presented below.

	2014	2013

Federal statutory income tax rate	34%	34%
Permanent differences	—	(3)
Effect of net operating loss	(34)	(31)

Effective tax rate	—%	—%

The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The periods from 2011 through 2014 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax audit risk beyond those periods. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any significant interest expense recognized during the years ended December 31, 2014 and 2013.

NOTE O—PROFIT SHARING PLAN

The Company has established a savings plan under section 401(k) of the Internal Revenue Code. All employees of the Company, after completing one day of service are eligible to enroll in the 401(k) plan. Participating employees may elect to defer a portion of their salary on a pre-tax basis up to the limits as provided by the IRS Code. The Company is not required to match employee contributions but may do so at its discretion. The Company made no contributions during the years ended December 31, 2014 and 2013.

NOTE P—EARNINGS PER SHARE (EPS)

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

	Years ended December 31,
	2014	2013

Stock options	516,214	922,265
Warrants	2,013,491	83,345

Potentially dilutive securities	2,529,705	1,005,610

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Years ended December 31,
	2014	2013

Stock options	1,615,000	205,000
Warrants	7,084,580	19,184,565

Total	8,699,580	19,389,565

NOTE Q—SUBSEQUENT EVENTS

The Company has reviewed subsequent events through the date of this filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-KEY INTERNATIONAL, INC.

Date: March 31, 2015	By:	/s/ MICHAEL W. DEPASQUALE
Michael W. DePasquale
CHIEF EXECUTIVE OFFICER (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. DEPASQUALE	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2015
Michael W. DePasquale

/s/ CECILIA WELCH	Chief Financial Officer (Principal Accounting Officer)	March 31, 2015
Cecilia Welch

/s/ JOHN SCHOENHERR	Director	March 31, 2015
John Schoenherr

/s/ CHARLES P. ROMEO	Director	March 31, 2015
Charles P. Romeo

/s/ BARBARA RIVERA	Director	March 31, 2015
Barbara Rivera

/s/ THOMAS E. BUSH III	Director	March 31, 2015
Thomas E. Bush

/s/ THOMAS GILLEY	Director	March 31, 2015
Thomas Gilley

EXHIBIT INDEX

Exhibit No.	Description
3.1 (1)	Certificate of Incorporation of BIO-key International, Inc., a Delaware corporation
3.2 (1)	By-Laws of BIO-key International, Inc., a Delaware corporation
3.3 (1)	Certificate of Amendment of Certificate of Incorporation of BIO-key International, Inc., a Delaware corporation
3.4(2)	Certificate of Amendment of Certificate of Incorporation of Bio-key International, Inc., a Delaware corporation
4.1 (3)	Specimen certificates for shares of BIO-key International, Inc. common stock
10.1 (4)	SAC Technologies, Inc. 1999 Stock Option Plan
10.2 (5)	Employment Agreement by and between BIO-key International, Inc. and Mira LaCous dated November 20, 2001
10.3 (6)	BIO-key International, Inc. 2004 Stock Incentive Plan

10.4 (7)	Options to Purchase 25,000 and 16,310 Shares of Common Stock issued to Charles Romeo
10.5 (7)	Options to Purchase 25,000 and 24,465 Shares of Common Stock issued to John Schoenherr
10.6 (7)	Option to Purchase 250,000 Shares of Common Stock issued to Michael W. DePasquale

10.7 (7)	Option to Purchase 25,000 Shares of Common Stock issued to Charles Romeo
10.8 (7)	Option to Purchase 50,000 Shares of Common Stock issued to John Schoenherr
10.9 (8)	Employment Agreement, effective March 25, 2010, by and between the Company and Michael W. DePasquale
10.10 (9)	Omnibus Amendment and Waiver Agreement, dated as of December 30, 2010, by and between the Company and InterAct911 Mobile Systems, Inc., and SilkRoad Equity, LLC
10.11 (9)	Warrant to purchase 8,000,000 shares of Common Stock issued to The Shaar Fund Ltd. on December 31, 2010
10.12 (11)	Note Purchase Agreement, dated February 26, 2013, by and between the Company and DRNC Holdings, Inc.

10.13 (10)	Securities Purchase Agreement, dated February 26, 2013, by and between the Company and DRNC Holdings, Inc.
10.14 (10)	Form of Securities Purchase Agreement, dated February 26, 2013, by and between the Company and certain investors
10.15 (11)	Form of Securities Purchase Agreement, dated July 23, 2013, by and between the Company and certain investors
10.16 (11)	Form of Warrant, dated July 23, 2013, by and between the Company and certain investors
10.17 (12)	Form of Securities Purchase Agreement by and between the Company and certain investors dated October 25, 2013 and November 8, 2013
10.18 (12)	Form of Investor Warrant, by and between the Company and certain investors dated October 25, 2013 and November 8, 2013
10.19 (12)	Form of Registration Rights Agreement by and between the Company and certain investors dated October 25, 2013 and November 8, 2013
10.20 (12)	Form of Supplement to Securities Purchase Agreement by and between the Company and certain investors dated November 8, 2013
10.21 (13) 10.22 (13) 10.23 (13) 10.24 (13)

Options to Purchase 25,000 Shares of Common Stock issued to Charles Romeo

Options to Purchase 25,000 Shares of Common Stock issued to John Schoenherr

Option to Purchase 500,000 Shares of Common Stock issued to Michael W. DePasquale

Option to Purchase 62,500 Shares of Common Stock issued to Mira LaCous

10.25 (13)	Option to Purchase 75,000 Shares of Common Stock issued to Cecilia Welch
10.26 (13)	Employment Agreement by and between BIO-key International, Inc. and Cecilia Welch dated May 15, 2013
10.27 (13)	Third Amendment to Lease Agreement by and between BIO-key International, Inc. and Victor AOP, Inc. dated June 30, 2013

10.28 (13)	First Amendment to Lease Agreement by and between BIO-key International, Inc. and BRE/DP MN LLC dated September 12, 2013
10.29 (14)	Form of Securities Purchase Agreement by and between the Company and certain investors dated November 13, 2014
10.30 (14)	Form of Investor Warrant, by and between the Company and certain investors dated November 13, 2014
10.31 (14)	Form of Registration Rights Agreement by and between the Company and certain investors dated November 13, 2014
10.32(2) 10.33(3)	Form of Option to Purchase Common Stock issued to Executive Officers in March, 2014 Form of Option to Purchase Common Stock issued to Directors in March, 2014
21.1 (15)	List of subsidiaries of BIO-key International, Inc.
23.1 (2)	Consent of RMSBG
31.1 (2)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (2)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 (2)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS (8)	XBRL Instance Document
101.SCH (2)	XBRL Taxonomy Extension Schema Document
101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (2)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2005 and incorporated herein by reference.
(2)	Filed herewith

(3)	Filed as an exhibit to the registrant’s registration statement on Form SB-2, File No. 333-16451 dated February 14, 1997 and incorporated herein by reference.

(4)	Filed as an exhibit to the registrant’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2000 and incorporated herein by reference.

(5)	Filed as an exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2001 and incorporated herein by reference.

(6)	Filed as an exhibit to the registrant’s registration statement on Form SB-2, File No. 333-120104 dated October 29, 2004 and incorporated herein by reference.

(7)	Filed as an exhibit to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2009 and incorporated herein by reference.

(8)	Filed as an exhibit to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2010 and incorporated herein by reference.

(9)	Filed as an exhibit to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2011 and incorporated herein by reference.

(10)	Filed as an exhibit to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2013 and incorporated herein by reference.

(11)	Filed as an exhibit to the registrant’s registration statement on Form S-1, File No. 333-190200 dated July 26, 2013 and incorporated herein by reference.

(12)	Filed as an exhibit to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2013 and incorporated herein by reference.

(13)	Filed as an exhibit to the registrant’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014 and incorporated herein by reference.

(14)	Filed as an exhibit to the registrant’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2014 and incorporated herein by reference.
(15)	Previously filed.