Form 10-Q
period 2015-03-31
BIO KEY INTERNATIONAL INC
filed 2015-05-14
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of May 12, 2015 was 66,001,260.

BIO-KEY INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION

BIO-KEY International, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$303,499	$843,632
Accounts receivable, net of allowance for doubtful accounts of $20,526 at March 31, 2015 and December 31, 2014	589,307	625,341
Due from factor	-	76,657
Inventory	205,410	11,825
Prepaid expenses and other	108,590	236,429
Total current assets	1,206,806	1,793,884
Equipment and leasehold improvements, net	92,903	103,509
Deposits and other assets	8,712	8,712
Intangible assets—less accumulated amortization	157,943	161,344
Total non-current assets	259,558	273,565
TOTAL ASSETS	$1,466,364	$2,067,449

LIABILITIES
Accounts payable	$415,829	$347,311
Accrued liabilities	471,416	488,617
Due to factor	116,048	-
Deferred revenue	458,234	429,233
Warrant liabilities	28,568	43,227
Total current liabilities	1,490,095	1,308,388
TOTAL LIABILITIES	1,490,095	1,308,388
Commitments and Contingency

STOCKHOLDERS’ EQUITY:
Common stock — authorized, 170,000,000 shares; issued and outstanding; 66,001,260 of $.0001 par value at March 31, 2015 and December 31, 2014	6,600	6,600
Additional paid-in capital	57,647,916	57,506,605
Accumulated deficit	(57,678,247)	(56,754,144)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(23,731)	759,061
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$1,466,364	$2,067,449

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY International, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2015	2014

Revenues
Services	$250,353		$249,232
License fees and other	398,473		1,118,290
	648,826		1,367,522
Costs and other expenses
Cost of services	67,063		39,175
Cost of license fees and other	72,293		78,049
	139,356		117,224
Gross Profit	509,470		1,250,298

Operating Expenses
Selling, general and administrative	1,040,681		856,997
Research, development and engineering	406,641		486,657
Total Operating Expenses	1,447,322		1,343,654
Operating loss	(937,852)		(93,356)
Other income (expenses)
Interest income	2		2
Gain (loss) on derivative liabilities	14,659		(204,948)
Income taxes	(912)		(912)
Total Other Income (Expenses)	13,749		(205,858)
Net loss	$(924,103)		$(299,214)

Basic & Diluted Loss per Common Share	$(0.01)	$	*
* Represents less than ($0.01)

Weighted Average Shares Outstanding:
Basic & Diluted	66,001,260		57,938,231

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY International, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(924,103)	$(299,214)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation	10,606	10,258
Amortization
Intangible assets	3,401	3,401
Share-based compensation	162,219	85,773
Loss (gain) on derivative liabilities	(14,659)	204,948
Change in assets and liabilities:
Accounts receivable trade	36,034	(1,061,936)
Due to factor, net	192,705	(8,111)
Inventory	(193,585)	429
Prepaid expenses and other	127,839	(12,951)
Accounts payable	68,518	(217,070)
Accrued liabilities	(17,201)	(1,874)
Deferred revenue	29,001	19,718
Net cash used for operating activities	(519,225)	(1,276,629)
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	-	(3,799)
Net cash used for investing activities	-	(3,799)
CASH FLOW FROM FINANCING ACTIVITIES:
Repurchase of outstanding warrants	-	(150,000)
Costs to issue common stock	(20,908)	-
Net cash used for financing activities	(20,908)	(150,000)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(540,133)	(1,430,428)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	843,632	2,023,349
CASH AND CASH EQUIVALENTS, END OF PERIOD	$303,499	$592,921

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY International, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2015	2014

Cash paid for:
Interest	$—	$—

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY International Inc., and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 (Unaudited)

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The balance sheet at December 31, 2014 was derived from the audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Form 10-K”), filed with the SEC on March 31, 2015.

Recently Issued Accounting Pronouncements

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

In April of 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires debt issuance costs related to a debt liability measured at amortized cost to be reported in the balance sheet as a direct deduction from the face amount of the debt liability. ASU 2015-03 is effective for interim and annual periods beginning January 1, 2016 with early adoption permitted, and is applied on a retrospective basis. The adoption of ASU 2015-03 is not expected to materially impact the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

2.	GOING CONCERN

The Company has incurred significant losses to date and at March 31, 2015, had an accumulated deficit of approximately $58 million. In addition, broad commercial acceptance of the Company’s technology is critical to the Company’s success and ability to generate future revenues. At March 31, 2015, the Company’s total cash and cash equivalents were approximately $303,000, as compared to approximately $844,000 at December 31, 2014.

The Company has financed itself in the past through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. The Company estimates that it currently requires approximately $460,000 per month to conduct operations, a monthly amount that it has been unable to achieve consistently through revenue generation.

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

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2015	2014

Selling, general and administrative	$133,459	$74,841
Research, development and engineering	28,760	10,932
	$162,219	$85,773

4.	INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market, and consists primarily of fabricated assemblies and finished goods. Inventory is comprised of the following as of:

	March 31,	December 31,
	2015	2014

Finished goods	$33,304	$11,825
Fabricated assemblies	172,106	-
Total inventory	$205,410	$11,825

5.	EARNINGS PER SHARE (“EPS”)

The Company’s basic EPS is calculated using net income (loss) available to common shareholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes and preferred stock.

The reconciliation of the numerator of the basic and diluted EPS calculations was as follows for the three month periods ended March 31, 2015 and 2014:

	Three Months ended March 31,
	2015	2014

Basic Numerator:

Net loss	$(924,103)		$(299,214)

Basic Denominator	66,001,260		57,938,332

Per Share Amount	$(0.01)	$	*

 * Represents less than ($0.01) per share

The following table sets forth the options and warrants which were excluded from the diluted per share calculation even though the exercise prices were less than the average market price of the common shares because the effect of including these potential shares was antidilutive due to the net losses for the three months ended March 31, 2015 and 2014:

	Three Months ended March 31,
	2015	2014

Stock options	75,760	601,812
Warrants	5,336	-

Total	81,096	601,812

The following table sets forth options and warrants which were excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months Ended March 31,
	2015	2014

Stock options	3,382,805	1,790,000
Warrants	19,047,081	15,184,565

Total	22,429,886	16,974,565

6.	STOCKHOLDERS’ EQUITY

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

Securities Purchase Agreements dated October 25, 2013 and November 8, 2013

Pursuant to a series of Private Investors Securities Purchase Agreements (the “PI SPA”), on October 25, 2013 and November 8, 2013, the Company issued to certain private investors an aggregate of 12,323,668 units consisting of 12,323,668 post-split shares of common stock (the “Shares”) and warrants to purchase an additional 12,323,668 post-split shares of common stock (the “Warrants”) for an aggregate purchase price of $3,697,100. The warrants are immediately exercisable at an exercise price of $0.50 per post-split share, have a term of three years, and were exercisable on a cashless basis if at any time following the nine month anniversary of the issuance date, there is not an effective registration statement covering the public resale of the shares of Common Stock underlying the warrants. The Company filed a registration statement on November 22, 2013 and such registration was declared effective on December 31, 2013.

In connection with the share issuances described above, and pursuant to a placement agency letter agreement, the Company paid the placement agent cash commissions equal to 8% of the gross proceeds of the offering, reimbursed the placement agent for its reasonable out of pocket expenses, and issued to the placement agent warrants (the “Placement Agent Warrants”) to purchase an aggregate of 985,893 post-split shares of common stock. The Placement Agent Warrants have substantially the same terms as the warrants issued to the investors, except the Placement Agent Warrants are immediately exercisable on a cashless basis.

The cashless exercise features contained in the warrants are considered to be derivatives and the Company recorded warrant liabilities on the consolidated balance sheet. The Company initially recorded the warrant liabilities equal to their estimated fair value of $325,891. Such amount was also recorded as a reduction of additional paid-in capital. The Company is required to mark-to-market the warrant liabilities at the end of each reporting period. For the quarter ended March 31, 2015 the Company recorded a gain on the change in fair value of the cashless exercise features of $14,659, and as of March 31, 2015, the fair value of the cashless exercise features was $28,568. The fair value of the cashless exercise features was $43,227 as of December 31, 2014.

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

The common stock has a purchase price reset feature. If at any time prior to the two year anniversary of the effective date of the registration statement covering the public resale of such shares, the Company sells or issues shares of common stock or securities that are convertible into common stock at a price lower than $0.20 per share, the Company will be required to issue additional shares of common stock for no additional consideration.

Based on an evaluation as discussed in FASB ASC 815-15, “Embedded Derivatives” and FASB ASC 815-40-15, “Contracts in Entity’s Own Equity - Scope and Scope Exceptions,” the Company determined that the purchase price reset feature in the common stock issued was not considered indexed to its own stock because neither the occurrence of a sale of equity securities by the issuer at market nor the issuance of another equity contract with a lower strike price is an input to the fair value of a fixed-for-fixed option or forward on equity shares. As such, the purchase price reset feature should be bifurcated from the common stock and accounted for as a derivative liability.

The Company valued the purchase price reset feature using a Monte Carlo simulation at the date of issuance, December 31, 2014, and March 31, 2015, and determined that the purchase price reset feature had no value as the calculated price of the common stock was not below $0.20 per share.

The warrants have a term of five years and an exercise price of $0.30 per post-split share. Warrants to purchase 5,981,251 post-split shares of common stock were immediately exercisable. The remaining warrants to purchase 5,981,250 post-split shares of common stock became exercisable on the completion of a 1 - for - 2 reverse split of the Company's common stock in February 2015.

The warrants have customary anti-dilution protections including a “full ratchet” anti-dilution adjustment provision which are triggered in the event the Company sells or grants any additional shares of common stock, options ,warrants or other securities that are convertible into common stock at a price lower than $0.30 per share, The anti-dilution adjustment provision is not triggered by certain “exempt issuances” which among other issuances, includes the issuance of shares of common stock, options or other securities to officers, employees, directors, consultants or service providers.

The warrants are exercisable on a cashless basis if at any time there is no effective registration statement covering the resale of the shares of common stock underlying the warrants. See below.

Based on an evaluation as discussed in FASB ASC 815-15, “Embedded Derivatives” and FASB ASC 815-40-15, “Contracts in Entity’s Own Equity - Scope and Scope Exceptions,” the Company determined that the full ratchet anti-dilution feature in the warrants issued were not considered indexed to its own stock because neither the occurrence of a sale of equity securities by the issuer at market nor the issuance of another equity contract with a lower strike price is an input to the fair value of a fixed-for-fixed option or forward on equity shares. As such, the full ratchet anti-dilution feature should be bifurcated from the warrants and accounted for as a derivative liability.

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

Under GAAP, the Company is required to mark-to-market the derivative liability at the end of each reporting period. The Company did not value the derivative liability at the date of issuance, December 31, 2014 or March 31, 2015. At such dates, the Company determined that it was highly unlikely that an equity financing would occur. Such conclusion was based upon the discussion noted above.

The Company filed a registration statement on Form S-1 with the SEC to register the public resale of 13,956,250 of the shares of common stock issued in the November 2014 Private Investor SPA. The registration statement was declared effective on January 29, 2015. Post reverse split, the Company filed a registration statement on Form S-1 with the SEC to register the balance of the shares of common stock issued under the November 2014 Private Investor SPA which was declared effective on May 4, 2015.

Warrants

On March 9, 2015, the Company issued a warrant to purchase 575,000 shares of common stock to an independent contractor which vests 25% every three months and is exercisable at a strike price of $0.21 per share through March 8, 2020.

None of the warrants were vested as of March 31, 2015.

Share based expense related to the value of the stock warrants is recorded over the requisite service period, which is generally the vesting period for each tranche. Stock warrants issued by the Company are valued using the Black-Scholes option-pricing model. For the three months ended March 31, 2015, the Company did not record any expense related to the stock warrants as the Company determined the amount not to be material for the period.

Issuances of Stock Options

During the three months ended March 31, 2015, the Company granted 75,000 stock options to new employees. The options are exercisable for a term of seven years and vest in equal installments over a three-year period commencing on the date of grant. The options are exercisable at $0.20 per share.

7.	SEGMENT INFORMATION

The Company has determined that it operates in one discrete segment consisting of biometric products. Geographically, North American sales accounted for approximately 52% and 98% of the Company’s total sales for the three-month periods ended March 31, 2015 and 2014, respectively.

8.	FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, due from/to factor, accounts payable and accrued liabilities are carried at, or approximate, fair value because of their short-term nature.

The fair value of the warrant liabilities were measured using the following assumptions:

Risk-free interest rate			0.21%
Expected term	1.57	-	1.61
Expected dividends			0
Volatility of stock price	78.2%	-	78.7%

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about future activities and the Company’s stock prices and utilizes historical volatility as inputs.

Warrant issued under PI SPA
Fair value at January 1, 2015	43,227
Gain on derivative	(14,659)

Balance, March 31, 2015	$28,568

9.	MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLES

For the three months ended March 31, 2015 and 2014, four customers accounted for 77% of revenues and two customers accounted for 79% of revenues, respectively. At March 31, 2015, three customers accounted for 65% of accounts receivable. At December 31, 2014, one customer accounted for 62% of accounts receivable.

10.	CONTINGENCY

On or about March 13, 2014, LifeSouth Community Blood Centers, Inc. filed a lawsuit against us the Company in the Superior Court of Monmouth County, New Jersey (MON-L-1042-14) alleging a breach of a license agreement and seeking return of all amounts paid under the license in the amount of $718,500. The Company has denied all claims and asserted a counterclaim against LifeSouth for non-payment of support and maintenance service fees. Discovery has commenced and is proceeding.  The Company has filed a motion seeking summary judgment in its favor with respect to all claims.

11.	SUBSEQUENT EVENTS

The Company has reviewed subsequent events through the date of filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Report on Form 10-Q and in other public statements by the Company and Company officers include or may contain certain forward-looking statements. All statements other than statements of historical facts contained in this Report on Form 10-Q, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in the forward-looking statements are reasonable, we cannot be sure that they will be achieved. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: our history of losses and limited revenue; our ability to raise additional capital; our ability to protect our intellectual property; changes in business conditions; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; security breaches; competition between us and other companies in the biometric technology industry; market acceptance of biometric products generally and our products under development; delays in the development of products and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

CRITICAL ACCOUNTING POLICIES

For detailed information regarding our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and in our Annual Report on Form 10-K, for the year ended December 31, 2014.  There have been no material changes to our critical accounting policies and estimates from those disclosed in our most recent Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

For detailed information regarding recent account pronouncements, see Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2015 AS COMPARED TO MARCH 31, 2014

Consolidated Results of Operations - Percent Trend

	Three Months Ended March 31,
	2015	2014
Revenues
Services	39%	18%
License fees and other	61%	82%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	10%	3%
Cost of license fees and other	11%	6%
Total Cost of Goods Sold	21%	9%
Gross profit	79%	91%

Operating expenses
Selling, general and administrative	160%	63%
Research, development and engineering	63%	35%
Total Operating Expenses	223%	98%
Operating (loss) income	-144%	-7%

Other income (expenses)	2%	-15%

Net (loss) income	-142%	-22%

Revenues and cost of goods sold

	Three months ended
	March 31,
	2015	2014	$ Change	% Change

Revenues
Service	$250,353	249,232	$1,121	-%
License & other	398,473	1,118,290	(719,817)	-64%
Total Revenue	$648,826	$1,367,522	$(718,696)	-53%

Cost of goods sold
Service	$67,063	39,175	27,888	71%
License & other	72,293	78,049	(5,756)	-7%
Total COGS	$139,356	$117,224	$22,132	19%

Revenues

For the three months ended March 31, 2015 and 2014, service revenues were $250,353 and $249,232 respectively, an increase of $1,121, or less than 1%. The increase is due to higher non-recurring custom service revenue of approximately $21,000. Recurring maintenance and support revenue decreased approximately $20,000 to $132,000 as compared to $152,000 during the three months ended March 31, 2014.

For the three months ended March 31, 2015, license and other revenue (comprised of third party hardware and royalty) decreased to $398,473 from $1,118,290, or 64%. The decrease was primarily the result of lower license sales compared to 2014. During the three months ended March 31, 2015 and 2014, we continued to ship products to Aesynt (formerly McKesson Corporation) for the continued deployment of our identification technology in its AccuDose® product line, and for continued expansion of biometric ID deployments with commercial partners ChoicePoint / LexisNexis, Educational Biometric Technology, and Identimetrics. Third-party hardware sales decreased slightly by approximately $3,300, or 3%. Our royalty income for the three months ended March 31, 2015 and 2014 was derived primarily from an OEM agreement and increased from approximately $20,500 to approximately $36,500.

Costs of goods sold

For the three months ended March 31, 2015, cost of service increased approximately $28,000 as a result of higher non-recurring custom services revenue. For the three months ended March 31, 2015, license and other costs decreased slightly as a result of decreased third party hardware and license costs.

Selling, general and administrative

	Three months ended
	March 31,
	2015	2014	$ Change	% Change

Selling, general and administrative	$1,040,681	$856,997	$183,684	21%

Selling, general and administrative expenses for the three months ended March 31, 2015 increased 21% to $1,040,681 as compared to $856,997 for the corresponding period in 2014.  The increase resulted primarily from increased non-cash share based compensation expenses, additional personnel expenses, increased trade show attendance, and legal expenses related to outstanding litigation. These amounts were offset by a decrease in commission expense related to lower revenue.

Research, development and engineering

	Three months ended
	March 31,
	2015	2014	$ Change	% Change

Research, development and engineering	$406,641	$486,657	$(80,016)	-16%

For the three months ended March 31, 2015, research, development and engineering expenses decreased 16% to $406,641 as compared to $486,657 for the corresponding period in 2014 as a result of decreases in temporary outside services related to reduced development program projects.

Other income and expense

	Three months ended
	March 31,
	2015	2014	$ Change	% Change

Interest income (expense)	$2	$2	$-	-%
Income tax	(912)	(912)	-	-%
Gain (loss) on derivative liabilities	14,659	(204,948)	219,607	-107%
	13,749	(205,858)	219,607	-107%

Interest income for the quarters ended March 31, 2015 and March 31, 2014 consisted of bank interest.

During the fourth quarter of 2013, we issued various warrants that contained derivative liabilities. Such derivative liabilities are required to be marked-to-market each reporting period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash used for operations during the three months ended March 31, 2015 was approximately $519,000. The cash used in operating activities was primarily attributable to the following items:

●

Positive cash flows related to adjustments to depreciation, amortization, and share-based compensation of approximately $176,000, and an increase in deferred revenue, due to factor and accounts payable of approximately $290,000, and a decrease in accounts receivable and prepaid expenses of approximately $164,000.

●

Negative cash flows related to an increase in inventory of approximately $194,000, due to receipt of BIO-key brand fingerprint readers, and decreases in accrued expenses and fair value adjustments of approximately $32,000.

There was no net cash used for investing activities during the three months ended March 31, 2015 related to capital expenditures.

There was approximately $20,000 used for issuance of stock costs during the three months ended March 31, 2015.

We had a net working capital deficit at March 31, 2015 of approximately $283,000 as compared to net working capital of approximately $485,000 at December 31, 2014.

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

The following sets forth our primary sources of capital during the previous two years:

As of December 2011, we entered into a 24-month accounts receivable factoring arrangement with a financial institution (the “Factor”). Pursuant to the terms of this arrangement, from time to time, we sell to the Factor certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 75% of the accounts receivable balance to us (the “Advance Amount”), with the remaining balance, less fees payable by us, once the Factor collects the full accounts receivable balance from the customer. Factoring fees range from 2.75% to 15% of the face value of the invoice factored and are determined by the number of days required for collection of the invoice. In April 2012, the terms were updated from monthly to quarterly, and the 24-month arrangement was extended to August 1, 2014.  In August of 2014, the 24-month arrangement was renewed. We expect to continue to use this factoring arrangement periodically to assist with our general working capital requirements due to contractual requirements.

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

On July 23, 2013, we issued units to certain investors consisting of 1,750,003 shares of our common stock and warrants to purchase an additional 1,750,003 post-split shares of our common stock for an aggregate purchase price of $1,050,000.  The warrants were originally exercisable at $0.80 per share and expire five years after the date of the grant. On December 2, 2013, we agreed to reduce the exercise price of the warrants to $0.50 per share.

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

In November 2014, we issued an aggregate of 7,974,999 shares of our common stock and warrants to purchase an additional 11,962,501 shares of common stock for an aggregate purchase price of $1,595,000, prior to a deduction for expenses, and surrender of warrants to purchase an aggregate of 7,974,999 shares of common stock. The warrants have a term of five years and an exercise price of $0.30 per share.

Liquidity outlook

At March 31, 2015, our total cash and cash equivalents were approximately $303,000, as compared to approximately $844,000 at December 31, 2014.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and recently through factoring receivables. We estimate that we currently require approximately $460,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation. During the first quarter of 2015, we generated approximately $649,000 of revenue, which is below our average monthly requirements.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about March 13, 2014, LifeSouth Community Blood Centers, Inc. filed a lawsuit against us in the Superior Court of Monmouth County, New Jersey (MON-L-1042-14) alleging a breach of a license agreement and seeking return of all amounts paid under the license in the amount of $718,500. We have denied all claims and asserted a counterclaim against LifeSouth for non-payment of support and maintenance service fees. Discovery has commenced and is proceeding.  We have filed a motion seeking summary judgment in our favor with respect to all claims.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. During the first quarter of 2015, we issued options to purchase an aggregate of 75,000 shares of common stock to two new employees. The options are exercisable at $0.20 per share, have a term of seven years and vest in equal installments over a three-year period commencing on the date of grant. The foregoing securities were issued in a private placement transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, without general solicitation or advertising of any kind and without payment of brokerage commissions to any person.

2. During the first quarter of 2015, we issued a warrant to purchase 575,000 shares of common stock to a consultant in consideration of services. The warrant is exercisable at $0.21 per share, has a term of five years and vests in equal quarterly installments over a one-year period commencing on the date of grant. The foregoing securities were issued in a private placement transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, without general solicitation or advertising of any kind and without payment of brokerage commissions to any person.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-Key International, Inc.

Dated: May 14, 2015	/s/ MICHAEL W. DEPASQUALE
Michael W. DePasquale
Chief Executive Officer

Dated: May 14, 2015	/s/ CECILIA C. WELCH
Cecilia C. Welch
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate of CEO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of CFO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350

32.2	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation