Form 10-Q
period 2015-06-30
BIO KEY INTERNATIONAL INC
filed 2015-08-14
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of August 13, 2015 is 66,001,260.

BIO-KEY INTERNATIONAL, INC.

PART I -- FINANCIAL INFORMATION

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$282,376	$843,632
Accounts receivable, net of allowance for doubtful accounts of $20,526 at June 30, 2015 and December 31, 2014	133,985	625,341
Due from factor	1,542,184	76,657
Inventory	412,569	11,825
Prepaid expenses and other	74,220	236,429
Total current assets	2,445,334	1,793,884
Equipment and leasehold improvements, net	84,317	103,509
Deposits and other assets	8,712	8,712
Intangible assets—less accumulated amortization	154,541	161,344
Total non-current assets	247,570	273,565
TOTAL ASSETS	$2,692,904	$2,067,449

LIABILITIES
Accounts payable	$869,114	$347,311
Accrued liabilities	436,293	488,617
Deferred revenue	601,751	429,233
Warrant liabilities	28,974	43,227
Total current liabilities	1,936,132	1,308,388
TOTAL LIABILITIES	1,936,132	1,308,388

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock — authorized, 170,000,000 shares; issued and outstanding; 66,001,260 of $.0001 par value at June 30, 2015 and December 31, 2014	6,600	6,600
Additional paid-in capital	57,675,273	57,506,605
Accumulated deficit	(56,925,101)	(56,754,144)
TOTAL STOCKHOLDERS’ EQUITY	756,772	759,061
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,692,904	$2,067,449

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Revenues
Services	$255,269	$281,711	$505,622	$530,942
License fees and other	2,017,535	121,078	2,416,008	1,239,369
	2,272,804	402,789	2,921,630	1,770,311
Costs and other expenses
Cost of services	56,905	113,105	123,968	152,280
Cost of license fees and other	88,489	48,146	160,782	126,195
	145,394	161,251	284,750	278,475
Gross Profit	2,127,410	241,538	2,636,880	1,491,836

Operating Expenses
Selling, general and administrative	979,861	895,147	2,020,542	1,752,143
Research, development and engineering	393,999	470,888	800,640	957,545
	1,373,860	1,366,035	2,821,182	2,709,688
Operating profit (loss)	753,550	(1,124,497)	(184,302)	(1,217,852)
Other income (expenses)
Interest income	2	2	4	3
Gain (loss) on derivative liabilities	(406)	98,209	14,253	(106,739)
Income taxes	-	-	(912)	(912)
Total other income (expenses)	(404)	98,211	13,345	(107,648)
Net profit (loss)	$753,146	$(1,026,286)	$(170,957)	$(1,325,500)

Basic and Diluted Earnings (Loss) per Common Share	$0.01	$(0.02)	$(0.00)	$(0.02)

Weighted Average Shares Outstanding:
Basic and diluted	66,001,260	58,001,934	66,001,260	57,970,309

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(170,957)	$(1,325,500)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	21,270	20,016
Amortization
Intangible assets	6,803	6,803
Loss (gain) on derivative liabilities	(14,253)	106,739
Share-based and warrant compensation	222,247	132,218
Exercise of stock options	-	14,651
Change in assets and liabilities:
Accounts receivable trade	491,356	(100,794)
Due from factor, net	(1,465,527)	(18,678)
Inventory	(400,744)	(12,873)
Prepaid expenses and other	162,209	(709)
Accounts payable	521,803	(188,850)
Accrued liabilities	(52,324)	39,324
Deferred revenue	172,518	(22,436)
Net cash used for operating activities	(505,599)	(1,350,089)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,078)	(5,501)
Net cash used for investing activities	(2,078)	(5,501)
CASH FLOW FROM FINANCING ACTIVITIES:
Repurchase of outstanding warrants	-	(150,000)
Costs to issue common stock	(53,579)	-
Net cash used for financing activities	(53,579)	(150,000)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(561,256)	(1,505,590)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	843,632	2,023,349
CASH AND CASH EQUIVALENTS, END OF PERIOD	$282,376	$517,759

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015 (Unaudited)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

BIO-key International, Inc. was founded in 1993 as a fingerprint biometric technology company. Biometric technology is the science of analyzing specific human characteristics which are unique to each individual in order to identify a specific person from a broader population. We develop and market advanced fingerprint biometric identification and identity verification technologies, cryptographic authentication-transaction security technologies, as well as related identity management and credentialing software solutions. We sell our products and provide services primarily to commercial entities within highly regulated industries, like healthcare and financial services and the broader corporate enterprise.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of BIO-key International, Inc. and its wholly-owned subsidiary (collectively, the “Company”) and are stated in conformity with accounting principles generally accepted in the United States of America ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. Significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The balance sheet at December 31, 2014 was derived from the audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Form 10- K”), filed with the SEC on March 31, 2015.

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

In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires debt issuance costs related to a debt liability measured at amortized cost to be reported in the balance sheet as a direct deduction from the face amount of the debt liability. ASU 2015-03 is effective for interim and annual periods beginning January 1, 2016 with early adoption permitted, and is applied on a retrospective basis. The adoption of ASU 2015-03 is not expected to materially impact the Company’s consolidated financial statements.

In July 2015 the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory" ("ASU 2015-11"). The amendments in ASU 2015-11 clarifies the measurement of inventoty to be the lower of cost or realizable value and would only apply to inventory valued using the FIFO or avergae costing methods. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effects of adopting ASU 2015-11 on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

2.	GOING CONCERN

The Company has incurred significant losses to date and at June 30, 2015, had an accumulated deficit of approximately $57 million. In addition, broad commercial acceptance of the Company’s technology is critical to the Company’s success and ability to generate future revenues. At June 30, 2015, the Company’s total cash and cash equivalents were approximately $282,000, as compared to approximately $844,000 at December 31, 2014.

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

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern, and assumes continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The matters described in the preceding paragraphs raise substantial doubt about the Company’s ability to continue as a going concern. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, and become profitable in its future operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

3.	SHARE BASED COMPENSATION

The following table presents share-based compensation expenses included in the Company’s unaudited condensed interim consolidated statements of operations:

	Three Months ended June 30,	Three Months ended June 30,
	2015	2014

Selling, general and administrative	$28,760	$18,985
Research, development and engineering	5,611	27,460
	$34,371	$46,445

	Six Months ended June 30,	Six Months ended June 30,
	2015	2014

Selling, general and administrative	$162,218	$93,826
Research, development and engineering	34,372	38,392
	$196,590	$132,218

4.	FACTORING

Due from factor consisted of the following as of:

	June 30,	December 31,
	2015	2014

Original invoice value	$2,184,290	$306,625
Factored amount	(315,739)	(229,968)
Due to factor	(326,367)	-
Due from factor	$1,542,184	$76,657

As of December 2011, the Company entered into a 24 month accounts receivable factoring arrangement with a financial institution (the “Factor”). Pursuant to the terms of the arrangement, the Company, from time to time, sells to the Factor certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 35% for foreign and 75% for domestic of the accounts receivable balance to the Company (the “Advance Amount”), with the remaining balance, less fees to be forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. Factoring fees range from 2.75% to 21% of the face value of the invoice factored, and are determined by the number of days required for collection of the invoice. In April 2012, the terms were updated from monthly to quarterly, and the 24-month arrangement was extended to August 1, 2014.  In July of 2014, the arrangement was extended to July 31, 2016.

5.	INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market, and consists primarily of fabricated assemblies and finished goods. Inventory is comprised of the following as of:

	June 30,	December 31,
	2015	2014

Finished goods	$40,588	$11,825
Fabricated assemblies	371,981	-
Total inventory	$412,569	$11,825

6.	EARNINGS (LOSS) PER SHARE COMMON STOCK (“EPS”)

The Company’s basic EPS is calculated using net income (loss) available to common stockholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes and preferred stock.

The reconciliation of the numerators of the basic and diluted EPS calculations was as follows for both of the following three and six month periods ended June 30:

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014

Basic Numerator:
Net income (loss) available to common stockholders	$753,146	$(1,026,286)	$(170,957)	$(1,325,500)

Basic Denominator	66,001,260	58,001,934	66,001,260	57,970,309
Per Share Amount	0.01	(0.02)	(0.00)	(0.02)

The following table sets forth the options and warrants which were excluded from the diluted per share calculation even though the exercise prices were less than the average market price of the common shares because the effect of including these potential shares was antidilutive for the three and six months ended June 30:

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014

Stock options	-	1,469,162	34,349	1,034,736
Warrants	-	771,123	-	-
Total	-	2,240,285	34,349	1,034,736

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014

Stock options	3,475,000	205,000	3,087,500	205,000
Warrants	19,622,081	125,000	19,622,081	15,184,565
Total	23,097,081	330,000	22,709,581	15,389,565

7.	STOCKHOLDERS’ EQUITY

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

Securities Purchase Agreements dated October 25, 2013 and November 8, 2013

Pursuant to a series of Private Investors Securities Purchase Agreements (the “PI SPA”), on October 25, 2013 and November 8, 2013, the Company issued to certain private investors an aggregate of 12,323,668 units consisting of 12,323,668 post split shares of common stock (the “Shares”) and warrants to purchase an additional 12,323,668 post-split shares of common stock (the “Warrants”) for an aggregate purchase price of $3,697,100. The warrants are immediately exercisable at an exercise price of $0.50 per post-split share, have a term of three years, and were exercisable on a cashless basis if at any time following the nine month anniversary of the issuance date, there is not an effective registration statement covering the public resale of the shares of Common Stock underlying the warrants. The Company filed a registration statement on November 22, 2013 and such registration was declared effective on December 31, 2013.

In connection with the share issuances described above, and pursuant to a placement agency letter agreement, the Company paid the placement agent cash commissions equal to 8% of the gross proceeds of the offering, reimbursed the placement agent for its reasonable out of pocket expenses, and issued to the placement agent warrants (the “Placement Agent Warrants”) to purchase an aggregate of 985,893 post split shares of common stock. The Placement Agent Warrants have substantially the same terms as the warrants issued to the investors, except the Placement Agent Warrants are immediately exercisable on a cashless basis.

The cashless exercise features contained in the warrants are considered to be derivatives and the Company recorded warrant liabilities on the consolidated balance sheet. The Company initially recorded the warrant liabilities equal to their estimated fair value of $325,891. Such amount was also recorded as a reduction of additional paid-in capital. The Company is required to mark-to-market the warrant liabilities at the end of each reporting period. For the quarter ended June 30, 2015, the Company recorded a loss on the change in fair value of the cashless exercise features of $406. For the six months ended June 30, 2015, the Company recorded a net gain on the change in fair value of the cashless exercise feature of $14,253. As of June 30, 2015, the fair value of the cashless exercise features was $28,974. The fair value of the cashless exercise features was $43,227 as of December 31, 2014.

Securities Purchase Agreement dated November 13, 2014

Pursuant to a Securities Purchase Agreement, dated November 13, 2014, by and between the Company and a number of private and institutional investors (the “November 2014 Private Investor SPA”), the Company issued to certain private investors 7,974,999 post split shares of common stock and warrants to purchase an additional 11,962,501 post split shares of common stock for aggregate gross proceeds of $1,595,000. In addition, for each share purchased in this offering, the investors surrendered to the Company for cancellation a warrant to acquire one share of our common stock which we previously issued in a private placement transaction in November 2013. This resulted in the cancellation of warrants to purchase an aggregate of 7,974,999 post split shares of common stock.

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

The Company valued the purchase price reset feature using a Monte Carlo simulation at the date of issuance, December 31, 2014, and June 30, 2015, and determined that the purchase price reset feature had no value as the calculated price of the common stock was not below $0.20 per share.

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

Under GAAP, the Company is required to mark-to-market the derivative liability at the end of each reporting period. The Company did not value the derivative liability at the date of issuance, December 31, 2014 or June 30, 2015. At such dates, the Company determined that it was highly unlikely that an equity financing would occur. Such conclusion was based upon the discussion noted above.

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

Share based expense related to the value of the stock warrants is recorded over the requisite service period, which is generally the vesting period for each tranche. Stock warrants issued by the Company are valued using the Black-Scholes option-pricing model. For the three and six months ended June 30, 2015, the Company recorded an expense of $25,657 related to the stock warrants.

Issuances of Stock Options

During the three and six months ended June 30, 2015, the Company granted 0 and 75,000 stock options to new employees. The options are exercisable for a term of seven years and vest in equal installments over a three-year period commencing on the date of grant. The options are exercisable at $0.20 per share.

The fair value of the options was estimated on the date of grant at $12,047 using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate – 1.5%, expected life of options in years – 5.5, expected dividends – 0, volatility of stock price – 118%.

8.	SEGMENT INFORMATION

The Company has determined that its continuing operations are one discrete segment consisting of biometric products. Geographically, North American sales accounted for approximately 19% and 62% of the Company’s total sales for the three months ended June 30, 2015 and 2014, respectively, and were approximately 26% and 29% of the Company’s total sales for the six months ended June 30, 2015 and 2014, respectively.

9.	FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and notes payable, are carried at, or approximate, fair value because of their short-term nature.

 The fair value of the warrant liabilities were measured using the following assumptions:

Risk-free interest rate	0.40%	–	0.42%
Expected term	1.32	–	1.36
Expected dividends		0
Volatility of stock price	78.5%	–	78.9%

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about future activities and the Company’s stock prices and utilizes historical volatility as inputs.

Warrant issued under PI SPA
Fair value at January 1, 2015	$43,227
Gain on derivative	(14,253)
Balance, June 30, 2015	$28,974

10.	MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

For the three months ended June 30, 2015 and 2014, one customer accounted for 81%, and two customers accounted for 55% of revenue, respectively. For the six months ended June 30, 2015 and 2014, one customer accounted for 63%, and two customers accounted for 73% of revenue, respectively.

At June 30, 2015, four customers accounted for 52% of accounts receivable.  At December 31, 2014, one customer accounted for 62% of accounts receivable.

11.	CONTINGENCY

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Report on Form 10-Q and in other public statements by us and our officers include or may contain certain forward-looking statements. All statements other than statements of historical facts contained in this Report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in the forward-looking statements are reasonable, we cannot be sure that they will be achieved. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: our history of losses and limited revenue; our ability to raise additional capital; our ability to protect our intellectual property; changes in business conditions; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; security breaches; competition between us and other companies in the biometric technology industry; market acceptance of biometric products generally and our products under development; delays in the development of products and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

We have developed what we believe is the most discriminating and effective commercially available finger-based biometric technology. Our primary focus is in marketing and selling this technology into commercial logical and physical privilege entitlement & access control markets.  Our primary market focus includes, among others, mobile payments & credentialing, online payments and credentialing, and healthcare record and payment data security.  Our secondary focus includes government markets, primarily law enforcement forensic investigation and Department of Homeland Security.

STRATEGIC OUTLOOK

Historically, our largest market has been access control within highly regulated industries such as healthcare.  However, we believe the mass adoption of advanced smart-phone and hand-held wireless devices has caused commercial demand for advanced user authentication to emerge.  The introduction of smart-phone capabilities, like mobile payments and credentialing, could effectively require biometric user authentication on mobile devices to reduce risks of identity theft, payment fraud and other forms of fraud in the mobile or cellular-based world wide web. As more services and payment functionalities, such as mobile wallets and near field communication (NFC), migrate to smart-phones, the value and potential risk associated with such systems should grow and drive demand and adoption of advanced user authentication technologies, including fingerprint biometrics and BIO-key solutions.

In October 2013, Apple Computer Corporation released the Apple iPhone 5s smartphone (“5s”). We believe the 5s to be the first broadly distributed smartphone to incorporate fingerprint biometrics in the phone. Since that time, HTC Corporation has also released a fingerprint biometric enabled smartphone. We believe other smartphone, tablet, laptop and related smart-device manufacturers will additionally make fingerprint-enabled smart devices available for consumer applications. As devices with onboard fingerprint sensors continue to deploy to consumers, we expect that third party application developers will demand the ability to authenticate users of their respective applications with the onboard fingerprint biometric. We further believe that authentication will occur on the device itself for potentially low-value, and therefore low-risk, use-transactions and that user authentication for high-value transactions will migrate to the application provider’s authentication server, typically located within their supporting technology infrastructure, or cloud. We have developed our technology to enable on-device authentication as well as network or cloud-based authentication and believe we may be the only technology vendor capable of providing this flexibility and capability.

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

.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2015 AS COMPARED TO JUNE 30, 2014

Consolidated Results of Operations - Percent Trend

	Three Months Ended June 30,
	2015	2014
Revenues
Services	11%	70%
License fees and other	89%	30%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	3%	28%
Cost of license fees and other	4%	12%
Total Cost of Goods Sold	6%	40%
Gross profit	93%	60%

Operating expenses
Selling, general and administrative	43%	222%
Research, development and engineering	17%	117%
Total Operating Expenses	60%	339%
Operating (loss) income	33%	-279%

Other income (expenses)	0%	24%

Net (loss) income	33%	-255%

Revenues and cost of goods sold

	Three months ended June 30,
	2015	2014	$ Change	% Change

Revenues
Service	$255,269	$281,711	$(26,442)	-9%
License & other	2,017,535	121,078	1,896,457	1566%
Total Revenue	$2,272,804	$402,789	$1,870,015	464%

	Three months ended June 30,
	2015	2014	$ Change	% Change
Cost of Goods Sold
Service	$56,905	$113,105	$(56,200)	-50%
License & other	88,489	48,146	40,343	84%
Total COGS	$145,394	$161,251	$(15,857)	-10%

Revenues

For the three months ended June 30, 2015 and 2014, service revenues included approximately $145,000 and $141,000, respectively, of recurring maintenance and support revenue, and approximately $110,000 and $141,000 respectively, of non-recurring custom services revenue.  Recurring service revenue increased 3% from 2014 to 2015 due to an expanded customer base. The non-recurring custom services decreased 22% for custom services revenue due to the completion of a customer project in December 2014.

For the three months ended June 30, 2015, license and other revenue (comprised of third party hardware and royalties) increased 1566% from the corresponding period ending June 30, 2014.  We realized an approximate $1,854,000 increase in our core software license revenue, due to an order from a single customer. Third-party hardware sales increased by approximately $43,000 (58%), as a result of an increase in existing OEM and customer deployments.  Our royalty income was derived from an OEM agreement and remained the same revenue of $20,584 for the three months ended June 30, 2015 and 2014.

Costs of goods sold

For the three months ended June 30, 2015, cost of service decreased 50%, due to costs associated with a decrease in custom services.  License and other costs for the three months ended June 30, 2015 increased approximately 84%. The increase is directly associated with the increase in third party hardware revenue.

Selling, general and administrative

	Three months ended June 30,
	2015	2014	$ Change	% Change

Selling, general and administrative	$979,861	$895,147	$84,714	9%

Selling, general and administrative costs for the three months ended June 30, 2015 increased 9% from the corresponding period in 2014. The increase is attributable to higher commissions, trade show attendance costs, travel expenses, channel marketing expenses, and factoring fees.

Research, development and engineering

	Three months ended June 30,
	2015	2014	$ Change	% Change

Research, development and engineering	$393,999	$470,888	$(76,889)	-16%

For the three months ended June 30, 2015, research, development and engineering costs decreased 16% due to reduced expenses related to temporary outside services for various projects.

Other income and expense

	Three months ended June 30,
	2015	2014	$ Change	% Change

Interest income	$2	$2	$-	-
Gain (loss) on derivatives	(406)	98,209	(98,615)	-100%
Total	$(404)	$98,211	$(98,615)	-100%

Interest income for the three months ended June 30, 2015 and June 30, 2014 consisted of bank interest.

During the fourth quarter of 2013, we issued various warrants that contained derivative liabilities. Such derivative liabilities are required to be marked-to-market each reporting period.

SIX MONTHS ENDED JUNE 30, 2015 AS COMPARED TO JUNE 30, 2014

Consolidated Results of Operations - Percent Trend

	Six Months Ended June 30,
	2015	2014
Revenues
Services	17%	30%
License fees and other	83%	70%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	4%	9%
Cost of license fees and other	6%	7%
Total Cost of Goods Sold	10%	16%
Gross profit	90%	84%

Operating expenses
Selling, general and administrative	69%	99%
Research, development and engineering	27%	54%
Total Operating Expenses	96%	153%
Operating (loss) income	-6%	-69%

Other income (expenses)	0%	-6%

Net (loss) income	-6%	-75%

Revenues and cost of goods sold

	Six months ended June 30,
	2015	2014	$ Change	% Change
Revenues
Service	505,622	530,942	(25,320)	-5%
License & other	2,416,008	1,239,369	1,176,639	95%
Total Revenue	$2,921,630	$1,770,311	$1,151,319	65%

Cost of Goods Sold
Service	123,968	152,280	(28,312)	-19%
License & other	160,782	126,195	34,587	27%
Total COGS	$284,750	$278,475	$6,275	2%

Revenues

For the six months ended June 30, 2015 and 2014, service revenues included approximately $277,000 and $292,000, respectively, of recurring maintenance and support revenue, and approximately $229,000 and $238,000, respectively, of non-recurring custom services revenue.  Recurring service revenue decreased 5% from 2014 as customers have been slow to renew existing maintenance agreements. The non-recurring custom services decreased 4% due to the completion of a customer project in December 2014.

For the six months ended June 30, 2015 and 2014, license and other revenue (comprised of third party hardware and royalties) increased as a result of several contributing factors.  We realized an approximate $1,121,000 increase (113%) in our core software license revenue primarily as a result of a single large order in 2015.  Third-party hardware sales increased by approximately $40,000 (19%), as a result of an increase in existing OEM and customer deployments.  Our royalty income was primarily derived from an OEM agreement, however the 39% increase in revenue from $41,168 to $57,168 for the six months ended June 30, 2015 is from a single new customer. As a result we do not expect this upward trend to continue.

Costs of goods sold

For the six months ended June 30, 2015, cost of service decreased approximately $28,000 from the corresponding period in 2014 due to decreased costs associated with non-recurring custom services revenue. License and other costs for the six months ended June 30, 2015 increased from the corresponding prior year period by approximately $35,000. The increase is directly associated with the increase in third party hardware revenue.

Selling, general and administrative

	Six months ended June 30,
	2015	2014	$ Change	% Change

Selling, general and administrative	$2,020,542	$1,752,143	$268,399	15%

 Selling, general and administrative costs for the six months ended June 30, 2015 increased 15% from the corresponding period in 2014.  Increases included commissions and channel marketing expense due to increased revenue, personnel and recruiting costs, trade show attendance, travel, factoring fees and non-cash compensation.

Research, development and engineering

	Six months ended June 30,
	2015	2014	$ Change	% Change

Research, development and engineering	$800,640	$957,545	$(156,905)	-16%

For the six months ended June 30, 2015, research, development and engineering costs decreased 16% due to reduced expenses related to temporary outside services for a various projects.

Other income and expense

	Six months ended June 30,
	2015	2014	$ Change	% Change

Interest income (expenses)	$4	$3	$1	33%
Income Tax	(912)	(912)	-	0%
Gain (loss) on derivatives	14,253	(106,739)	120,992	-113%
Total	$13,345	$(107,648)	$120,993	-112%

Interest income for the six months ended June 30, 2015 and June 30, 2014 consisted of bank interest.

During the fourth quarter of 2013, we issued various warrants that contained derivative liabilities. Such derivative liabilities are required to be marked-to-market each reporting period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash used for operations during the six months ended June 30, 2015 was approximately $506,000. The cash used in operating activities was primarily attributable to the following items:

●	Net positive cash flows related to adjustments to depreciation, amortization, share-based compensation and fair value adjustments of approximately $236,000.

●

Net negative cash flows related to movements in factored receivables, accounts receivable, inventory, prepaid expenses, accounts payable, and accrued expenses of approximately $571,000 due to working capital management.

Net cash used for investing activities during the six months ended June 30, 2015 was approximately $2,000 and related to capital expenditures.

Net cash used for financing activities during the six months ended June 30, 2015 was approximately $54,000 and consisted of stock issuance costs.

Net working capital at June 30, 2015 was approximately $509,000 as compared to net working capital of approximately $485,000 at December 31, 2014.

Capital Resources

Since our inception, our capital needs have been principally met through proceeds from the sale of equity and debt securities.  We expect capital expenditures to be less than $100,000 during the next twelve months.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

The following sets forth our primary sources of capital since January 1, 2013:

As of December 2011, we entered into a 24-month accounts receivable factoring arrangement with a financial institution (the “Factor”). Pursuant to the terms of this arrangement, from time to time, we sell to the Factor certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 35% for foreign and 75% for domestic of the accounts receivable balance to us (the “Advance Amount”), with the remaining balance, less fees payable by us, once the Factor collects the full accounts receivable balance from the customer. Factoring fees range from 2.75% to 15% of the face value of the invoice factored and are determined by the number of days required for collection of the invoice. In April 2012, the terms were updated from monthly to quarterly, and the 24-month arrangement was extended to August 1, 2014.  In August of 2014, the 24-month arrangement was renewed. We expect to continue to use this factoring arrangement periodically to assist with our general working capital requirements due to contractual requirements.

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

On July 23, 2013, we issued units to certain investors consisting of 1,750,003 shares of our common stock and warrants to purchase an additional 1,750,003 shares of our common stock at a purchase price $0.60 per unit, for an aggregate purchase price of $1,050,000.  The warrants were originally exercisable at $0.80 per share and expire five years after the date of the grant. On December 2, 2013, we agreed to reduce the exercise price of the warrants to $0.50 per share.

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

In November 2014, we issued an aggregate of 7,974,999 shares of our common stock and warrants to purchase an additional 11,962,501 shares of common stock for an aggregate purchase price of $1,595,000. The warrants have a term of five years and an exercise price of $0.30 per share.

Liquidity outlook

At June 30, 2015, our total cash and cash equivalents were approximately $282,000, as compared to approximately $844,000 at December 31, 2014.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and recently through factoring receivables. We estimate that we currently require approximately $460,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation. During the first six months of 2015, we generated approximately $2,922,000 of revenue, which is above our average monthly requirements. Excluding share based compensation, we met our monthly operation requirements through June 30, 2015.

If we are unable to continue to generate sufficient revenue to meet our goals, we will need to obtain additional third-party financing to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. We may, therefore, need to obtain additional financing through the issuance of debt or equity securities.

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

ITEM 4.                  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BIO-Key International, Inc.

Dated: August 14, 2015	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer

Dated: August 14, 2015	/s/ Cecilia C. Welch
Cecilia C. Welch
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate of CEO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of CFO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350

32.2	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation