Form 10-Q
period 2015-09-30
BIO KEY INTERNATIONAL INC
filed 2015-11-16
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of November 13, 2015 was 66,098,482.

BIO-KEY INTERNATIONAL, INC.

PART I -- FINANCIAL INFORMATION

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$72,232	$843,632
Accounts receivable, net of allowance for doubtful accounts of $20,526 at September 30, 2015 and December 31, 2014	2,165,416	625,341
Due from factor	-	76,657
Inventory	150,720	11,825
Prepaid expenses and other	37,588	236,429
Total current assets	2,425,956	1,793,884
Equipment and leasehold improvements, net	73,538	103,509
Deposits and other assets	8,712	8,712
Intangible assets—less accumulated amortization	151,140	161,344
Total non-current assets	233,390	273,565
TOTAL ASSETS	$2,659,346	$2,067,449

LIABILITIES
Accounts payable	$1,307,984	$347,311
Accrued liabilities	432,793	488,617
Due to factor	533,422	-
Notes payable, net of discount of $92,199 and $0	177,801	-
Deferred revenue	392,815	429,233
Warrant liabilities	93,198	43,227
Total current liabilities	2,938,013	1,308,388
TOTAL LIABILITIES	2,938,013	1,308,388

Commitments and contingencies

STOCKHOLDERS’ (DEFICIT) EQUITY:
Common stock — authorized, 170,000,000 shares; $.0001 par value issued and outstanding; 66,073,482 at September 30, 2015, and 66,001,260 as of December 31, 2014	6,607	6,600
Additional paid-in capital	57,719,409	57,506,605
Accumulated deficit	(58,004,683)	(56,754,144)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(278,667)	759,061
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$2,659,346	$2,067,449

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Revenues
Services	$250,191	$496,127	$755,813	$1,027,069
License fees and other	419,655	787,720	2,835,662	2,027,089
	669,846	1,283,847	3,591,475	3,054,158
Costs and other expenses
Cost of services	30,283	144,224	154,251	296,504
Cost of license fees and other	344,557	99,730	505,339	225,925
	374,840	243,954	659,590	522,429
Gross Profit	295,006	1,039,893	2,931,885	2,531,729

Operating Expenses
Selling, general and administrative	1,013,778	989,521	3,034,318	2,741,665
Research, development and engineering	368,788	324,992	1,169,427	1,282,536
	1,382,566	1,314,513	4,203,745	4,024,201
Operating loss	(1,087,560)	(274,620)	(1,271,860)	(1,492,472)
Other income (expense)
Interest income	1	2	5	5
Interest expense	(20,000)	-	(20,000)	-
Gain on derivative liabilities	27,975	223,892	42,228	117,153
Income taxes	-	(800)	(912)	(1,712)
Total other income (expense)	7,976	223,094	21,321	115,446

Net loss	$(1,079,584)	$(51,526)	$(1,250,539)	$(1,377,026)

Basic and Diluted Loss per Common Share	$(0.02)	$(0.00)	$(0.02)	$(0.02)

Weighted Average Shares Outstanding:
Basic and Diluted	66,038,941	58,026,262	66,013,958	57,989,165

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,250,539)	$(1,377,026)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation	32,049	29,905
Amortization of intangible assets	10,204	10,205
Gain on derivative liabilities	(42,228)	(117,153)
Share-based compensation	258,297	170,282
Amortization on note payable discount	20,000	-
Other	-	6
Change in assets and liabilities:
Accounts receivable	(1,540,075)	(347,549)
Due from factor	76,657	(19,259)
Inventory	(138,895)	(2,649)
Prepaid expenses and other	198,841	(7,104)
Accounts payable	960,673	(83,634)
Accrued liabilities	(55,824)	144,216
Due to factor	533,422	-
Deferred revenue	(36,418)	(97,057)
Net cash used for operating activities	(973,836)	(1,696,817)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,078)	(9,353)
Net cash used for investing activities	(2,078)	(9,353)
CASH FLOW FROM FINANCING ACTIVITIES:
Repurchase of outstanding warrants	-	(150,000)
Stock issued to directors	13,000	-
Proceeds from issuance of Note Payable	250,000	-
Costs to issue common stock	(58,486)	-
Net cash provided by (used for) financing activities	204,514	(150,000)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(771,400)	(1,856,170)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	843,632	2,023,349
CASH AND CASH EQUIVALENTS, END OF PERIOD	$72,232	$167,179

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2015	2014

Cash paid for:
Interest	$-	$-

Noncash Investing and Financing Activities:
Issuance of warrants for financing raise	$92,199	$-

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015 (Unaudited)

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

In July 2015 the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory" ("ASU 2015-11"). The amendments in ASU 2015-11 clarifies the measurement of inventory to be the lower of cost or realizable value and would only apply to inventory valued using the FIFO or average costing methods. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effects of adopting ASU 2015-11 on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

2.	GOING CONCERN

The Company has incurred significant losses to date and at September 30, 2015, had an accumulated deficit of approximately $58 million. In addition, broad commercial acceptance of the Company’s technology is critical to the Company’s success and ability to generate future revenues. At September 30, 2015, the Company’s total cash and cash equivalents were approximately $72,000, as compared to approximately $844,000 at December 31, 2014.

The Company has financed itself in the past through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. The Company estimates that it currently requires approximately $575,000 per month to conduct operations and pay dividend obligations, a monthly amount that it has been unable to achieve consistently through revenue generation.

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

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited interim condensed consolidated statements of operations:

	Three Months Ended September 30,	Three Months Ended September 30,
	2015	2014

Selling, general and administrative	$30,779	$32,700
Research, development and engineering	5,271	5,364
	$36,050	$38,064

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2015	2014

Selling, general and administrative	$218,653	$144,616
Research, development and engineering	39,644	25,666
	$258,297	$170,282

4.	FACTORING

Due from (to) factor consisted of the following as of:

	September 30,	December 31,
	2015	2014

Original invoice value	$815,085	$306,625
Factored amount	(775,598)	(229,968)
Over advances and fees	(572,909)	-
Balance due from (to) factor	$(533,422)	$76,657

As of December 2011, the Company entered into a 24 month accounts receivable factoring arrangement with a financial institution (the “Factor”). Pursuant to the terms of the arrangement, the Company, from time to time, sells to the Factor certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 35% of the foreign and 75% of the domestic accounts receivable balance to the Company (the “Advance Amount”), with the remaining balance, less fees to be forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. In addition, the Company, from time to time, receives over advances from the factor. Factoring fees range from 2.75% to 21% of the face value of the invoice factored, and are determined by the number of days required for collection of the invoice. In April 2012, the terms were updated from monthly to quarterly, and the 24-month arrangement was extended to August 1, 2014.  In July of 2014, the arrangement was extended to July 31, 2016. The cost of factoring is included in selling, general and administrative expenses. The cost of factoring was as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014

Factoring fees	$87,929	$33,798	$323,059	$133,921

5.	INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market, and consists primarily of fabricated assemblies and finished goods. Inventory is comprised of the following as of:

	September 30,	December 31,
	2015	2014

Finished goods	$45,239	$11,825
Fabricated assemblies	105,481	-
Total inventory	$150,720	$11,825

6.	NOTE PAYABLE

Securities Purchase Agreement dated September 23, 2015

On September 23, 2015 the Company issued a promissory note due seven months from the date of issuance and a warrant to purchase 833,333 shares of common stock in consideration of $250,000. The principal sum due under the note is the aggregate purchase price of $250,000 plus an original issue discount of approximately 20% of the purchase price and a one-time interest charge of 12% of the purchase price. The principal sum and all other amounts owing under the note were fully paid by the Company following the initial closing of the October 2015 Series A-1 Convertible Preferred Stock offering. Refer to Note 13 - Subsequent Events. The warrants are immediately exercisable at an exercise price of $0.30 per share and have a term of five years.

The warrants have customary anti-dilution protections including a "full ratchet" anti-dilution adjustment provision which are triggered in the event the Company sells or grants any additional shares of common stock, options, warrants or other securities that are convertible into common stock at a price lower than $0.30 per share, The anti-dilution adjustment provision is not triggered by certain "exempt issuances" which among other issuances, includes the issuance of shares of common stock, options or other securities to officers, employees, directors, consultants or service providers.

Based on an evaluation as discussed in FASB ASC 815-15, “Embedded Derivatives” and FASB ASC 815-40-15, “Contracts in Entity’s Own Equity - Scope and Scope Exceptions,” the Company determined that the full ratchet anti-dilution feature in the common stock issued was not considered indexed to its own stock because neither the occurrence of a sale of equity securities by the issuer at market nor the issuance of another equity contract with a lower strike price is an input to the fair value of a fixed-for-fixed option or forward on equity shares. As such, the full ratchet anti-dilution feature should be bifurcated from the common stock and accounted for as a derivative liability.

The Company did not value the derivative liability. One of the key determinants of the Company’s decision to not value the derivative liability was the high likelihood that a future financing would not occur that would trigger the down round feature. Whether a future equity financing would occur would be determined by the cash needs of the Company and management’s willingness to trigger the down round feature. The Company’s reasons were based on the Memorandum of Understanding that was signed on June 24, 2015, indicating that the preferred shares would be issued at a conversion price of $0.30

The cashless exercise features contained in the warrants are considered to be derivatives and the Company recorded warrant liabilities on the consolidated balance sheet. The Company initially recorded a debt discount of $92,199 and a warrant liability in the same amount.  The debt discount is being amortized over the term of the loan.  The warrants issued by the Company are valued using the Black-Scholes option-pricing model.  The Company is required to mark-to-market the warrant liabilities at the end of each reporting period. For the three and nine months ended September 30, 2015, the Company recorded a gain on the change in fair value of the cashless exercise features of $7,191. As of September 30, 2015, the fair value of the cashless exercise features was $85,008.

7.	EARNINGS (LOSS) PER SHARE COMMON STOCK (“EPS”)

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

The reconciliation of the numerators of the basic and diluted EPS calculations was as follows for both of the following three and nine month periods ended September 30:

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014

Basic Numerator:
Net income (loss) available to common stockholders	$(1,079,584)	$(51,526)	$(1,250,539)	$(1,377,026)

Basic Denominator	66,038,941	58,026,262	66,013,958	57,989,165
Per Share Amount	(0.02)	(0.00)	(0.02)	(0.02)

The following table sets forth the options and warrants which were excluded from the diluted per share calculation even though the exercise prices were less than the average market price of the common shares because the effect of including these potential shares was antidilutive due to the net losses for the three and nine months ended September 30:

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014

Stock options	12,917	364,149	68,227	714,696
Warrants	-	-	-	-
Total	12,917	364,149	68,227	714,696

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014

Stock options	3,991,332	3,097,501	2,888,332	1,740,000
Warrants	20,455,414	15,184,565	20,455,414	15,184,565
Total	24,446,746	18,282,066	23,343,746	16,924,565

8.	STOCKHOLDERS’ DEFICIT

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

The cashless exercise features contained in the warrants are considered to be derivatives and the Company recorded warrant liabilities on the consolidated balance sheet. The Company initially recorded the warrant liabilities equal to their estimated fair value of $325,891. Such amount was also recorded as a reduction of additional paid-in capital. The Company is required to mark-to-market the warrant liabilities at the end of each reporting period. For the quarter ended September 30, 2015, the Company recorded a gain on the change in fair value of the cashless exercise features of $20,784. For the nine months ended September 30, 2015, the Company recorded a net gain on the change in fair value of the cashless exercise feature of $35,037. As of September 30, 2015, the fair value of the cashless exercise features was $8,190. The fair value of the cashless exercise features was $43,227 as of December 31, 2014.

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

The Company valued the purchase price reset feature using a Monte Carlo simulation at the date of issuance, and December 31, 2014, and determined that the purchase price reset feature had no value as the calculated price of the common stock was not below $0.20 per share. At September 30, 2015 the calculated price was below $0.20, however the Company did not value the reset feature based on the Memorandum of Understanding that was signed on June 24, 2015 indicating that preferred shares would be issued at a conversion price of $0.30.

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

The Company did not value the derivative liability. One of the key determinants of the Company’s decision to not value the derivative liability was the high likelihood that a future financing would not occur that would trigger the down round feature. Whether a future equity financing would occur would be determined by the cash needs of the Company and management’s willingness to trigger the down round feature. The Company’s reasons were based on the Memorandum of Understanding that was signed on June 24, 2015 indicating that preferred shares would be issued at a conversion price of $0.30.

Under GAAP, the Company is required to mark-to-market the derivative liability at the end of each reporting period. The Company did not value the derivative liability at the date of issuance, December 31, 2014 or September 30, 2015. At such dates, the Company determined that it was highly unlikely that an equity financing would occur that would trigger the down round feature. Such conclusion was based upon the discussion noted above.

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

Warrants

On March 9, 2015, the Company issued a warrant to purchase 575,000 shares of common stock to a consultant which vests in equal quarterly installments over one year and is exercisable at $0.21 per share through March 8, 2020.

The fair value of the warrants was estimated on the date of grant at $98,065 using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate: 1.66%, expected life of options in years: 5, expected dividends: 0, volatility of stock price: 115.7%.

Share based expense related to the value of the stock warrants is recorded over the requisite service period, which is generally the vesting period for each tranche. Stock warrants issued by the Company are valued using the Black-Scholes option-pricing model. For the three and nine months ended September 30, 2015, the Company recorded an expense of $4,398 and $30,054 respectively, related to the stock warrants.

On September 23, 2015, the Company issued a warrant to purchase 833,333 shares of common stock in connection with the issuance of a promissory note. Refer to Note 6 for details.

Issuances and Exercise of Stock Options

During the three and nine months ended September 30, 2015, the Company granted 1,103,000 and 1,178,000 stock options, respectively, to employees and directors. The options are exercisable for a term of seven years and vest in equal annual installments over a three-year period commencing on the date of grant. The options are exercisable at $0.18-0.20 per share.

The fair value of the options was estimated on the date of grant at $169,343 using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate: 1.44-1.50%, expected life of options in years: 4.5, expected dividends: 0, volatility of stock price: 117-118%.

9.	SEGMENT INFORMATION

The Company has determined that its continuing operations are one discrete segment consisting of biometric products. Geographically, North American sales accounted for approximately 56% and 81% of the Company’s total sales for the three months ended September 30, 2015 and 2014, respectively, and were approximately 32% and 91% of the Company’s total sales for the nine months ended September 30, 2015 and 2014, respectively.

10.	FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities, and notes payable, are carried at, or approximate, fair value because of their short-term nature.

The fair value of the warrant liabilities at September 30, 2015 were measured using the following assumptions:

Risk-free interest rate	0.35	-	1.37%
Expected term	1.07	–	4.98
Expected dividends		0
Volatility of stock price	84.4	-	115.9%

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about of future activities and the Company’s stock prices and historical volatility as inputs.

Warrant issued under PI SPA
Fair value at January 1, 2015	43,227
Gain on derivative	(35,037)
8,190

Warrant issued under September 2015 SPA
Fair value at January 1, 2015	-
Fair value at issuance	92,199
Gain on derivative	(7,191)
85,008

Balance, September 30, 2015	$93,198

11.	MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

For the three months ended September 30, 2015 and 2014, three customers accounted for 65% and three customers accounted for 58% of revenue, respectively. For the nine months ended September 30, 2015 and 2014, one customer accounted for 53% and four customers accounted for 71% of revenue, respectively.

At September 30, 2015, one customer accounted for 94% of accounts receivable.  At December 31, 2014, one customer accounted for 62% of accounts receivable.

12.	CONTINGENCY

On or about March 13, 2014, LifeSouth Community Blood Centers, Inc. (“LifeSouth”), filed a lawsuit against the Company in the Superior Court of Monmouth County, New Jersey (MON-L-1042-14) alleging a breach of a license agreement and seeking return of all amounts paid under the license in the amount of $718,500. On August 21, 2015, the Company and LifeSouth entered into a settlement agreement to discontinue and end litigation.

13.	SUBSEQUENT EVENTS

On October 22 and 29, 2015 the Company issued 84,500 shares (the “Series A-1 Shares”) of Series A-1 Convertible Preferred Stock at a purchase price of $100.00 per share, for aggregate gross proceeds of $8,450,000. The Series A-1 Shares are convertible at any time at the option of the holder into shares of common stock at an initial conversion price of $0.30 per share and accrue dividends at the rate of 6% per annum payable quarterly on April 1, July, 1, October 1, and January 1 of each year, payable in cash through October 1, 2017 and thereafter, in cash or kind through the issuance of additional shares of common stock.

On November 11, 2015 the Company issued 105,000 shares (the “Series B-1 Shares”) of Series B-1 Convertible Preferred Stock at a purchase price of $100.00 per share, for gross proceeds of $10,500,000, and 5,500 additional shares of Series A-1 Convertible Preferred Stock at a purchase price of $100.00 per share, for gross cash proceeds of $550,000.

The Series B-1 Shares are convertible at any time at the option of the holder into shares of common stock at an initial conversion price of $0.30 per share and accrue dividends at the rate of 2.5% per annum payable quarterly on April 1, July, 1, October 1, and January 1 of each year payable in cash.

The holders of the Series A-1 and B-1 Shares are entitled to vote on an as converted to common stock basis together with the holders of our common stock on all matters presented to our stockholders.

On November 11, 2015, in conjunction with the private placement transactions described above, BIO-key Hong Kong Ltd., a wholly-owned subsidiary of the Company, entered into a software license purchase agreement regarding a portfolio of mobile and online payment and security software technologies from certain subsidiaries of China Goldjoy Group Limited, formerly World Wide Touch Technology (Holdings) Limited, in consideration of a one-time payment of $12 million.

On November 9. 2015, the Company issued 25,000 shares of common stock to its directors in payment of board fees.

The Company has reviewed all other subsequent events through the date of filing.

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

Over the longer term, we intend to expand our business into the cloud and mobile computing industries. The emergence of cloud computing and mobile computing are primary drivers of commercial and consumer adoption of advanced authentication applications, including biometric and BIO-key authentication capabilities.  This effort will be facilitated with our recent software license purchase agreement regarding a portfolio of mobile and online payment and security software technologies. As the value of assets, services and transactions increases on such networks, we expect that security and user authentication demand should rise proportionately. Our integration partners include major web and network technology providers, who we believe will deliver our cloud-applicable solutions to interested service-providers. These service-providers could include, but are not limited to, financial institutions, web-service providers, consumer payment service providers, credit reporting services, consumer data service providers, healthcare providers and others. Additionally, our integration partners include major technology component providers and OEM manufacturers, who we believe will deliver our device-applicable solutions to interested hardware manufacturers. Such manufacturers could include cellular handset and smartphone manufacturers, tablet manufacturers, laptop and PC manufacturers, among other hardware manufacturers.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2015 AS COMPARED TO SEPTEMBER 30, 2014

Consolidated Results of Operations - Percent Trend

	Three Months Ended September 30,
	2015	2014
Revenues
Services	37%	39%
License fees and other	63%	61%
	100%	100%
Costs and other expenses
Cost of services	5%	11%
Cost of license fees and other	51%	8%
	56%	19%
Gross Profit	44%	81%

Operating expenses
Selling, general and administrative	151%	77%
Research, development and engineering	55%	25%
	206%	102%
Operating loss	-162%	-21%

Other income (deductions)
Total other income	1%	17%
Net loss	-161%	-4%

	Three months ended September 30,
	2015	2014	$ Change	% Change

Revenues
Service	$250,191	$496,127	$(245,936)	-50%
License & other	419,655	787,720	(368,065)	-47%
Total Revenue	$669,846	$1,283,847	$(614,001)	-48%

Cost of goods sold
Service	$30,283	$144,224	$(113,941)	-79%
License & other	344,557	99,730	244,827	245%
Total COGS	$374,840	$243,954	$130,886	54%

Revenues

For the three months ended September 30, 2015 and 2014, service revenues included approximately $229,000 and $179,000, respectively, of recurring maintenance and support revenue, and approximately $21,000 and $317,000 of non-recurring custom services revenue, respectively.  Recurring service revenue increased 28% during the current period primarily due to the maintenance agreement from the large shipment in the second quarter of 2015. The non-recurring custom services decreased 93% due to a customer project that was completed at year-end 2014.

License and other revenue (comprised of third party hardware and royalties) decreased during the three months ended September 30, 2015. The decrease consisted of an approximate $605,000 or 97% decrease in our core software, offset by a $234,000 or 164% increase in third party hardware sales as a result of increased OEM demands, selling sensors to a reader manufacturer, and a variety of smaller proof of concept trial orders, offset by a 15% increase in royalty revenue from another OEM arrangement.

Costs of goods sold

During the three months ended September 30, 2015, cost of services decreased approximately $114,000 from the corresponding period in 2014 due to decreased associated requirements for non-recurring custom services revenue.

License and other costs for the three months ended September 30, 2015 increased $245,000 from the corresponding period in 2014 due to the hardware sold and associated cost.

Selling, general and administrative

	Three months ended September 30,
	2015	2014	$ Change	% Change

Selling, general and administrative	$1,013,778	$989,521	$24,257	2%

Selling, general and administrative expenses increased 2% during the three months ended September 30, 2015 from the corresponding period in 2014. Increases consisted of increased professional fees and costs related to the settlement of the LifeSouth lawsuit, and factoring fees, offset by lower commissions related to decreased sales.

Research, development and engineering

	Three months ended September 30,
	2015	2014	$ Change	% Change

Research, development and engineering	$368,788	$324,992	$43,796	13%

During the three months ended September 30, 2015, research, development and engineering costs increased 13% over the corresponding period in 2014. During 2014, some of the R&D projects were paid for by a third party and, therefore, the associated costs were reclassified resulting in a decrease in research, development and engineering costs of approximately $100,000. Accordingly, total R&D costs were reduced for the current quarter by approximately $56,000 due to reduced temporary personal costs, offset by increased personnel costs in 2015.

Other income and expense

	Three months ended September 30,
	2015	2014	$ Change	% Change

Interest income	1	2	(1)	-50%
Interest expense	(20,000)	-	(20,000)	100%
Gain on derivative liabilities	27,975	223,892	(195,917)	-88%
Income taxes	-	(800)	800	-100%

Total	$7,976	223,094	$(215,118)	-96%

Interest income for the quarter ended September 30, 2015 and September 30, 2014 consisted of bank interest.

Interest expense for the quarter ended September 30, 2015 represents the amortized portion of the original issue discount of and the interest charge the loan.

During the fourth quarters of 2013 and 2014 and third quarter of 2015, we issued various warrants that contained derivative liabilities. Such derivative liabilities are required to be marked-to-market each reporting period.

NINE MONTHS ENDED SEPTEMBER 30, 2015 AS COMPARED TO SEPTEMBER 30, 2014

Consolidated Results of Operations - Percent Trend

	Nine Months Ended September 30,
	2015	2014
Revenues
Services	21%	34%
License fees and other	79%	66%
	100%	100%
Costs and other expenses
Cost of services	4%	10%
Cost of license fees and other	14%	7%
	18%	17%
Gross Profit	82%	83%

Operating expenses
Selling, general and administrative	84%	90%
Research, development and engineering	33%	42%
	117%	132%
Operating loss	-35%	-49%

Other income (deductions)
Total other income	1%	4%
Net Income (loss)	-34%	-45%

	Nine months ended September 30,
	2015	2014	$ Change	% Change
Revenues
Service	$755,813	$1,027,069	$(271,256)	-26%
License & other	2,835,662	2,027,089	808,573	40%
Total Revenue	$3,591,475	$3,054,158	$537,317	18%

Cost of goods sold
Service	$154,251	$296,504	$(142,253)	-48%
License & other	505,339	225,925	279,414	124%
Total COGS	$659,590	$522,429	$137,161	26%

Revenues

For the nine months ended September 30, 2015 and 2014, service revenues included approximately $506,000 and $472,000, respectively, of recurring maintenance and support revenue, and approximately $250,000 and $555,000, respectively, of non-recurring custom services revenue.  Recurring service revenue increased 7% from 2014 to 2015 as we continued to expand our customer base. The non-recurring custom services decreased 55% due to a customer project that was completed at year-end 2014.

For the nine months ended September 30, 2015, license and other revenue (comprised of third party hardware and royalty) increased approximately 40% as a result of several contributing factors.  Software license revenue increased approximately $516,000 or 32% as a result of licenses purchased for both new and existing customers. This included one large order shipped in the second quarter and continued expansion of biometric ID deployments with commercial partners LexisNexis, Educational Biometric Technology, and Identimetrics, and continued expansion of our footprint in the healthcare market.  Third-party hardware sales increased by approximately $273,000 or 79%, as a result of increased OEM demands, selling sensors to a reader manufacturer, and a variety of smaller proof-of-concept trial orders.  Finally, royalty income increased 35% to approximately $81,000 from $62,000 during the corresponding period in 2014 due to an additional OEM contract.

Costs of goods sold

For the nine months ended September 30, 2015, cost of service decreased approximately $142,000 from the corresponding period in 2014 primarily as a result of costs associated with non-recurring custom services decreased revenue. License and other costs for the nine months ended September 30, 2015 increased approximately $279,000 from the corresponding period in 2013, due to the increase in third party hardware revenue.

Selling, general and administrative

	Nine months ended September 30,
	2015	2014	$ Change	% Change

Selling, general and administrative	$3,034,318	$2,741,665	$292,653	10%

Selling, general and administrative expenses for the nine months ended September 30, 2015 increased 10% from the corresponding period in 2014.  Increases included factoring fees, the LifeSouth settlement, and sales recruiting costs.

Research, development and engineering

	Nine months ended September 30,
	2015	2014	$ Change	% Change

Research, development and engineering	$1,169,427	$1,282,536	$(113,109)	-9%

During the nine months ended September 30, 2015, research, development and engineering costs decreased 9% from the corresponding period in 2014, due to reduced temporary outside services for specific projects. Some of the projects were paid for by a third party in 2014 and, therefore, the associated costs were reclassified and are not included in the 9% decrease.

Other income and expense

	Nine months ended September 30,
	2015	2014	$ Change	% Change

Interest income	5	5	-	0%
Interest expense	(20,000)	-	(20,000)	100%
Gain on derivative liabilities	42,228	117,153	(74,925)	-64%
Income taxes	(912)	(1,712)	800	-47%

Total	$21,321	$115,446	$(94,125)	-82%

Interest income for the period ended September 30, 2015 and September 30, 2014 consisted of bank interest.

Interest expense for the period ended September 30, 2015 represents the amortized portion of the original issue discount and the interest charge of the loan.

During the fourth quarters of 2013 and 2014, and third quarter of 2015, we issued various warrants that contained derivative liabilities. Such derivative liabilities are required to be marked-to-market each reporting period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash used for operations during the nine months ended September 30, 2015 was approximately $974,000. The cash used in operating activities was primarily attributable to the following items:

●

Positive cash flows related to an increase in accounts payable, as well as adjustments to depreciation, amortization, share-based compensation, and amortization on note payable discount of approximately $1,281,000.

●	Negative cash flows related to an increase in accounts receivable, net of due to factor of approximately $930,000, due to working capital management.

Net cash used for investing activities during the nine months ended September 30, 2015 was approximately $2,000 and related to capital expenditures.

Net cash provided by financing activities during the nine months ended September 30, 2015 was approximately $204,000. $250,000 was due to the issuance of a promissory note partially offset by $58,000 of costs to issue common stock.

Net working capital deficit at September 30, 2015 was approximately $512,000 as compared to net working capital of approximately $485,000 at December 31, 2014.

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

The following sets forth our primary sources of capital since January 1, 2013:

As of December 2011, we entered into a 24-month accounts receivable factoring arrangement with a financial institution (the “Factor”). Pursuant to the terms of this arrangement, from time to time, we sell to the Factor certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 35% of the foreign and 75% of the domestic accounts receivable balance to the Company (the “Advance Amount”), with the remaining balance, less fees to be forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. In addition, the Company, from time to time, receives over advances from the factor. Factoring fees range from 2.75% to 21% of the face value of the invoice factored, and are determined by the number of days required for collection of the invoice. In April 2012, the terms were updated from monthly to quarterly, and the 24-month arrangement was extended to August 1, 2014.  In July of 2014, the arrangement was extended to July 31, 2016. We expect to continue to use this factoring arrangement periodically to assist with our general working capital requirements due to contractual requirements.

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

On September 23, 2015, we issued a promissory note and a warrant to purchase 833,333 shares of common stock for an aggregate principal sum of $250,000. The warrants have a term of five years and have an exercise price of $0.30 per share. The note was repaid in full in October 2015.

On October 22 and 29, 2015, we issued 84,500 shares (the “Series A-1 Shares”) of Series A-1 Convertible Preferred Stock at a purchase price of $100.00 per share, for aggregate gross proceeds of $8,450,000. The Series A-1 Shares are convertible at any time at the option of the holder into shares of common stock at an initial conversion price of $0.30 per share, subject to adjustment for stock dividends, stock splits, combinations, and reclassifications of our capital stock, and subject to a “blocker provision” which prohibits conversion if such conversion would result in the holder being the beneficial owner of in excess of 9.99% of our common stock. The Series A-1 Shares accrue dividends at the rate of 6% per annum payable quarterly on April 1, July, 1, October 1, and January 1 of each year payable in cash through October 1, 2017 and thereafter, in cash or kind through the issuance of additional shares of common stock having a value equal to the volume weighted average trading price of the Company’s common stock for the ten (10) days preceding the applicable dividend payment date.

On November 11, 2015 the Company issued 105,000 shares (the “Series B-1 Shares”) of Series B-1 Convertible Preferred Stock at a purchase price of $100.00 per share, for gross proceeds of $10,500,000, and 5,500 additional shares of Series A-1 Convertible Preferred Stock at a purchase price of $100.00 per share, for gross cash proceeds of $550,000. The Series B-1 Shares are convertible at any time at the option of the holder into shares of common stock at an initial conversion price of $0.30 per share, subject to adjustment for stock dividends, stock splits, combinations, and reclassifications of our capital stock, and subject to a “blocker provision” which prohibits conversion if such conversion would result in the holder being the beneficial owner of in excess of 9.99% of our common stock. The Series B-1 Shares accrue dividends at the rate of 2.5% per annum payable quarterly on April 1, July, 1, October 1, and January 1 of each year payable in cash.

Liquidity outlook

At September 30, 2015, our total cash and cash equivalents were approximately $72,000, as compared to approximately $844,000 at December 31, 2014.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and recently through factoring receivables. We estimate that we currently require approximately $512,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation. During the first nine months of 2015, we generated approximately $3,591,000 of revenue, which is below our average monthly requirements. With the addition of the dividend obligations for the Series A-1 and B-1 shares, our monthly amount will increase by approximately $63,000. With our recent fourth quarter capital raise, we believe our current cash resources are sufficient to fund our operations for at least the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about March 13, 2014, LifeSouth Community Blood Centers, Inc. filed a lawsuit against us in the Superior Court of Monmouth County, New Jersey (MON-L-1042-14) alleging a breach of a license agreement and seeking return of all amounts paid under the license in the amount of $718,500. On August 24, 2015, we entered into a confidential settlement agreement to discontinue and end the litigation in consideration of quarterly payment through December 1, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 13, 2015, we issued options to purchase an aggregate of 1,003,000 shares of common stock to twelve employees, and 100,000 shares of common stock to our four non-employee directors. The options are exercisable at $0.18 per share, have a term of seven years, and vest in equal annual installments over a three-year period commencing on the date of grant.

On September 23, 2015, we issued a warrant to purchase 833,333 shares of common stock to one accredited investor in connection with the issuance of a promissory note. The warrant is immediately exercisable in full at an exercise price of $0.30 per share and has a term of five years.

The foregoing securities were issued in a private placement transactions pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, without general solicitation or advertising of any kind and without payment of placement agent or brokerage fees to any person.

ITEM 5. OTHER INFORMATION.

The information set forth below is included herewith for the purpose of providing the disclosure required under “Item 1.01- Entry into a Material Definitive Agreement”, “Item 3.02 -Unregistered Sales of Equity Securities” and Item 5.03 - Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year” of SEC Form 8-K.

On November 11, 2015, pursuant to a Securities Stock Purchase Agreement (the “SPA”) we issued 105,000 shares (the “Series B-1 Shares”) of Series B-1 Convertible Preferred Stock at a purchase price of $100.00 per share for aggregate gross proceeds of $10,500,000 and pursuant to a Convertible Preferred Stock Purchase Agreement (the “CPSPA”), issued 5,500 shares (the “Series A-1 Shares”) of Series A-1 Convertible Preferred Stock at a purchase price of $100.00 per share for aggregate gross proceeds of $550,000.

The Series B-1 Shares are convertible at any time at the option of the holder into shares of common stock at an initial conversion price of $0.30 per share, subject to adjustment for stock dividends, stock splits, combinations, and reclassifications of our capital stock, and subject to a “blocker provision” which prohibits conversion if such conversion would result in the holder being the beneficial owner of in excess of 9.99% of our common stock. The Series B-1 Shares accrue dividends at the rate of 2.5% per annum payable in cash quarterly on April 1, July, 1, October 1, and January 1 of each year provided that if payment in cash would be prohibited under applicable Delaware corporation law or cause us to breach any agreement for borrowed money, such dividends are payable in kind through the issuance of additional shares of common having a value equal to the volume weighted average trading price of our common stock for the ten (10) days preceding the applicable dividend payment date. The holders of the Series B-1 Shares are entitled to designate one person to serve on the Board of Directors of the Company. The holders of the Series B-1 Shares are entitled to vote on an as converted to common stock basis together with the holders of our common stock on all matters presented to our stockholders. Upon any liquidation or dissolution of the Company, any merger or consolidations involving the Company or any subsidiary of the Company in which the shares of capital stock of the Company outstanding immediately prior to such merger or consolidation do not represent immediately following such merger or consolidation at least a majority of the voting power of the capital stock of the resulting or surviving corporation, or the sale of all or substantially all assets in a single transaction or a series of related transactions, unless the holders of at least a majority of the outstanding Series B-1 Shares and A-1 Shares elect otherwise, holders of Series B-1 Shares shall be entitled to receive prior to any payment to any holders of the Company’s common stock an amount per share equal to the series equal to $100.00 per share plus any declared and unpaid dividends.

The shares of common stock issuable upon conversion of the Series A-1 Shares and Series B-1 Shares are subject to a registration rights agreement (the “Registration Rights Agreement”) pursuant to which we are obligated to seek registration of the public resale of such shares.

Under the CPSPA and SPA, we have agreed to seek stockholder approval to affect a reverse split of our outstanding shares of common stock. In the event that such split is effective and we otherwise satisfy the initial listing standards of the Nasdaq Capital Market, we will use commercially reasonable efforts to cause our shares to be listed on the Nasdaq Capital Market. The CPSPA and SPA contain standstill provisions which prevent the investors, either alone or together with any other person, from acquiring additional shares of our stock or any of our assets, soliciting proxies, or seeking further representation on our board of directors.

The forgoing securities were issued in a private placement transaction to three accredited investors pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act if 1933, as amended, without engaging in any advertising or general solicitation of any kind and without payment of placement agent or brokerage fees to any person.

In connection with the issuance of the forgoing securities, BIO-key Hong Kong Limited, our wholly-owned subsidiary (“BIO-key HK”), entered into a Software License Purchase Agreement (the “License Agreement”) with certain subsidiaries of China Goldjoy Group Limited, formerly known as World Wide Touch Technology (Holding) (the “Licensors”). The License Agreement provides for the grant to BIO-key HK of a perpetual, irrevocable, exclusive, worldwide, fully-paid license to all software and documentation regarding the software code, toolkit, electronic libraries and related technology currently known as or offered under the Finger Q name, together with perpetual license under all related patents held by the Licensors and any other intellectual property rights owned by the Licensors related to the forgoing software. The License Agreement grants BIO-key HK the exclusive right to reproduce, create derivative works and distribute copies of the FingerQ software and documentation, create new FingerQ related products, and grant sublicenses of the licensed technology to end users. In addition, in the event the Licensors make any derivatives or improvement in the FingerQ software or makes any product or service that may compete with or which includes functionality similar to the FingerQ technology, the Licensors are required to license such derivative, improvement, product or service to BIO-key HK on the terms set forth in the Licence Agreement at no additional charge to BIO-key HK. In consideration for the forgoing, our subsidiary made a one-time payment to the Licensors of $12,000,000.

The descriptions of the CPSPA, SPA, Registration Rights Agreement, and Certificate of Designations of Preferences of the Series B-1 Convertible Preferred Stock, set forth above are qualified in their entirety by reference to copies of such agreements filed as exhibits to this report and incorporated herein by this reference.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-Key International, Inc.

Dated: November 16, 2015	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer

Dated: November 16, 2015	/s/ Cecilia Welch
Cecilia Welch Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock

10.1	Form of Securities Purchase Agreement

10.2	Form of Registration Rights Agreement

31.1	Certificate of CEO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of CFO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350

32.2	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation