Form 10-K
period 2015-12-31
BIO KEY INTERNATIONAL INC
filed 2016-03-30
CIK 1019034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $14,054,160.

As of March 28, 2016, the registrant had 66,198,482 shares of common stock outstanding.

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

We develop and market advanced fingerprint biometric identification and identity verification technologies, as well as related identity management and credentialing software solutions. We were pioneers in developing automated, finger identification technology that supplements or compliments other methods of identification and verification, such as personal inspection identification, passwords, tokens, smart cards, ID cards, PKI, credit card, passports, driver’s licenses, OTP or other form of possession or knowledge-based credentialing. Additionally, advanced BIO-key® technology has been, and is, used to improve both the accuracy and speed of competing finger-based biometrics.

In 2015, we entered into the fingerprint hardware device business through a strategic relationship with China Goldjoy Group (“CGG”), an entity that is affiliated with two of our directors. We distribute directly to end users our SideSwipe™ and EcoID™ readers which can be used on any laptop, tablet or other device which contains a USB port. For additional information on our strategic relationship with CGG, refer to “Item 13. Certain Relationships and Related Transactions, and Director Independence.” and “Item 8. Financial Statements and Supplementary Data - Note J – Related Party.”

We have developed what we believe is the most discriminating and effective commercially available finger-based biometric technology. Our primary focus is in marketing and selling this technology into commercial logical and physical privilege entitlement and access control markets. Our primary market focus includes mobile payments and credentialing, healthcare records and data security, among other things. Our secondary focus includes government markets, large scale identity projects such as voter’s registration, driver’s license, national ID programs, and SIM card registration.

We continue to develop advancements in our capabilities, as well as explore potential strategic relationships, including business combinations and acquisitions, which could help us leverage our capability to deliver our solutions. We have built a direct sales force, and additionally, utilize resellers, integrators and partners with substantial experience in selling technology solutions to government and corporate customers in their respective markets.

Products

Finger-based Biometric Identification and Personal Identity Verification

We are a leader in finger-based biometric identification and personal identity verification, as well as authentication-transaction security. Stand-alone, or in partnerships with OEMs, integrators, and solution providers, we provide biometric security solutions to private and public sector customers. We help customers reduce risk by providing the ability to control access to facilities and services, in either the logical or physical domain. Our solutions positively identify individuals and verify, or confirm, their identity before granting access to, among other things, corporate resources, subscribed data and services, web portals, applications, physical locations or assets.

We also develop and distribute hardware components, through our strategic relationship with CGG that are used in conjunction with our software. Additionally, we sell third-party hardware components with our software in various configurations required by our customers, as do our partners. Our products are interoperable with all major fingerprint reader and hardware manufacturers, enabling application developers, value added resellers (“VARs”), and channel partners to integrate our fingerprint biometrics into their application, while dramatically reducing maintenance, upgrade and life-cycle costs. Our core technology supports interoperability on over 40 different commercially available fingerprint readers. The technology is also interoperable across Windows and Linux, as well as Apple iOS and Android mobile operating systems. This interoperability is unique in the industry and a key differentiator for our products in the biometric market and, in our opinion, makes our technology more viable than competing technologies and expands the size of the overall market for our products.

In November 2015, we entered into a license agreement with CGG pursuant to which we obtained a license to certain software from CGG, known as FingerQ, which is currently being integrating into our core WEB-key® platform and will be used in a number of application areas, including mobile payments and personal identity devices for the Asia Pacific markets.

Our biometric identification technology improves both the accuracy and speed of screening individuals, for identification purposes or for personal identity verification, by extracting unique data from a fingerprint and comparing it to existing similar fingerprint data. The technology has been built to be completely scalable and can handle databases containing millions of fingerprints. We achieve the highest levels of discrimination without requiring any other identifying data (multi-factor) such as a user ID, smart ID cards, or tokens, although our technology can be used in conjunction with such additional factors. Users of our technology have the option of on device or cloud authentication. This flexible authentication option in conjunction with our interoperable capabilities, is another key differentiator of our biometric identification solutions.

We support industry standards, such as FIDO, BioAPI, and have received National Institute of Standards and Technology independent laboratory certification of our ability to support Homeland Security Presidential Directive #12 (HSPD-12) and ANSI/INCITS-378 templates, as well as validation of our fingerprint match speed and accuracy in large database environments.

Our finger identification algorithm, Vector Segment Technology (VST™), is the core intellectual property behind our full suite of biometric products that include:

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

●

Intelligent Image Indexing®—Our biometric identification solution that offers both large-scale one-to-many and one-to-one user identification. This solution enables customers to perform false alias and fast entry checks, including preventing fraudulent access to systems and privileges. Intelligent Image Indexing scales identification capabilities from thousands to millions of users. The solution runs on commercially available hardware making it scalable for any size system.

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

In 2015, Microsoft announced native support for biometrics in the Windows 8.1 and Windows 10 Operating platforms as well as Office 2016. With Microsoft Hello any user can replace their PIN or password to access their device without any special software downloads by using our recently introduced finger scanners, SideSwipe and EcoID, which are plug and play compatable with the Microsoft platforms. BIO-key has been the exclusive partner, in particular at the Microsoft “Ignite your Business” Windows 10 and Office 2016 launch events, which has generated a number of leads and opportunities for both our hardware and software offerings. Moving forward, we intend to aggressively pursue these opportunities.

Authentication Transaction Security

Our authentication-transaction security technology, WEB-key®, provides the ability to conduct identification and identity verification transactions in potentially insecure environments, including the World Wide Web or in off-site cloud environments.

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

On November 8, 2011, we were issued US Patent No. 8,055,027 for our “Generation of Directional Information in the Context of Image Processing” method for image enhancement and processing. With the payment of all maintenance fees, this patent will expire on October 10, 2027.

On July 3, 2012, we were issued US Patent No. 8,214,652 for our “Biometric Identification Network Security”, an expanded method of network and related network authentication security systems utilizing hardware based support for encryption and key management for authentication purposes. With the payment of all maintenance fees, this patent will expire on April 24, 2024.

We have also been granted parallel patents to the US Patent portfolio to certain of our patents in many foreign countries offering protection of our intellectual property rights around the world.

Licensed Technology

In the fourth quarter of 2015, we entered into a license agreement with affiliates of CGG. The license agreement provides for the grant to our subsidiary, BIO-key Hong Kong Limited, of a perpetual, irrevocable, exclusive, worldwide, fully-paid license to all software and documentation regarding the software code, toolkit, electronic libraries and related technology currently known as or offered under the Finger Q name, together with perpetual license under all related patents held by the licensors and any other intellectual property rights owned by the licensors related to the forgoing software.  This portfolio includes 16 patents focused on, among other things, mobile payment systems and mobile payment methods based on biometric authentication as well finger print authentication systems and a finger print authentication method based on NFC. The license agreement grants us the exclusive right to reproduce, create derivative works and distribute copies of the FingerQ software and documentation, create new FingerQ related products, and grant sublicenses of the licensed technology to end users. In addition, in the event the licensors make any derivatives or improvement in the FingerQ software or make any product or service that may compete with or which includes functionality similar to the FingerQ technology, they are required to license such derivative, improvement, product or service to us on the terms set forth in the license agreement at no additional charge. The license arrangement also allows us to create new, innovative solutions to address the growing demand for secure mobile transactions.

Trademarks

We have registered our trademarks “BIO-key”, “True User Identification”, “Intelligent Image Indexing”, “WEB-key”, “SideSwipe” and “EcoID” with the U.S. Patent & Trademark Office, as well as many foreign countries, protecting our companies name and key technology offering names.

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

Markets

Identity Management, User Authentication, Privilege Entitlement and Access Control

Our products reduce risk of theft, fraud, loss and attack by limiting access to valuable assets, privileges, data, services, networks and places, to only authorized individuals. Conversely, our products enhance the monetary value and/or viability of privileged assets, places and services by ensuring only subscribers and otherwise entitled holders can enjoy full access to their privileges. In effect, our products replace traditional credentialing systems, which utilize a physical or electronic credential document to represent the holder’s privilege entitlement, and access control systems that guard access to such privileges. Examples of such privileges include, but are not limited to: international travel and immigration privileges; employment ID, campus ID and corporate ID privileges; healthcare service privileges; citizen entitlement privileges such as Medicare, Medicaid and Social Security; and bank, credit account and financial transaction privileges such as checking accounts, debit and credit cards, payments, online services and subscription privileges. Examples of access points include doorways, gates, computers, point-of-sale terminals, smart-phones or web-portals and automobiles. In our opinion, the market for advanced user authentication, including fingerprint biometrics, is conceptually enormous, represented by virtually any doorway, gate, computer network or internet end-point like smart-phones, desktops, laptops PCs and tablets, and compounded by the number of individuals privileged to access something guarded by those access points. We believe the market opportunity for our products is massive, global and growing encompassing nearly all privilege entitlement and access control systems.

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

Upon introducing a series of compact fingerprint readers, we saw an immediate uptick in inquiries from both large commercial companies seeking an alternative to passwords, and from consumers recognizing that they could use SideSwipe or EcoID to replace their Windows password.

In October 2015, we established a wholly owned subsidiary in Hong Kong “BIO-key Hong Kong” for purposes of establishing relationships and conducting business is the Asia Pacific Region. Through our new Hong Kong subsidiary, we will staff to support the growing demand for secure identification and authentication in the region.

We believe there is potential for significant market growth in five key areas:

●	Corporate network access control, corporate campuses, computer networks, and applications.

●	Consumer mobile credentialing, including mobile payments, credit and payment card programs, data and application access, and commercial loyalty programs.

●	Demand for BIO-key hardware products from Windows 10 users and Fortune 500 companies.

●	Government services and highly regulated industries including, Medicare, Medicaid, Social Security, Drivers Licenses, Campus and School ID, Passports/Visas.

●	Growth in the Asia Pacific region.

Business Model

Our business model for 2016 and beyond is focused on the following key areas:

Market Drivers:

The primary drivers for fingerprint authentication are identity theft, data breaches, and compliance in highly regulated industries such as government, financial services, and healthcare. However, the number one driver might be the world’s dissatisfaction with passwords. Introduced as a way to offer a personal layer of security when the Internet was first launched, and long before the term “hacker” was coined, the password was a great solution to protect access to email accounts and basic internet activities. Yet, none of us could envision that the internet and smart mobile devices would expose us to a new boundary-less world, one that would require a much better understanding of cybersecurity.

Education has been an important factor in the growth of the biometric industry. Expanded utilization provides use cases and helps increase awareness. Even as myths about the technology are discussed, eventually, industry leaders educate the public about the facts versus fiction. BIO-key has taken a keen focus on championing biometric technology across all verticals and is viewed as a thought leader in the space. We have been featured in the national media and participate in national and international trade conferences commenting on key topics and issues within the industry

OEM Customers

We will continue to prioritize securing agreements with OEM customers. The history of success supporting NCR, McKesson and LexisNexis provides an established footprint that we intend to build upon. As OEM customers embed BIO-key solutions within their products, the customer benefits from the enhanced security and workflow. OEM customers ordering patterns are more predictable and OEM customers generally require lower service and support resourcing.

Highly Regulated Industries	Government projects and healthcare, including hospitals, clinics, private practices and blood centers provide a significant opportunity for BIO-key. In healthcare, we anticipate that patient identification will emerge as a highly regulated requirement for all healthcare organizations and we are developing our software to accommodate this need. The financial services industry in the U.S. has been slow to adopt biometric authentication while Asia and Europe have been more receptive to incorporating biometrics. We anticipate that the U.S. market will grow rapidly once the first major institution adopts a biometric solution.

Partner Model

We remain committed to a partner sales model. In the Identity and Access Management (IAM) space, we have adjusted our targets to include working with resellers, and are developing a security assertion markup language (SAML) solution for ease of installation purposes. In healthcare, HealthCast and other partners, such as Caradigm and Aventura, identified and sold our solutions to a number of new customers in 2015.

Consumer Market	We are working with Amazon and developing packaging so that our compact fingerprint readers can be featured and sold through retail outlets directly to consumers.

Microsoft Partnership

In November of 2015, we established a partnership with Microsoft initiated by our participation at the “Ignite your Business” Windows 10 – Hello twelve city launch tour. BIO-key was featured as the exclusive biometric technology vendor during the launch, resulting in the accumulation of over 700 inquiries from participants at the events.

Hardware	Almost immediately after launching SideSwipe, we witnessed an increase in inquiries inspiring us to develop a series of compact readers with different features and form factors. Hardware has played a significant role in increasing the visibility of our company and has become a catalyst for our software. By offering hardware to customers, we offer a more full and complete solution and eliminate the need for us to engage a hardware vendor on certain projects, which can sometimes inhibit the process and margins. The launch of our hardware division was one of the most significant developments in 2015.

Research and Development

We concentrate our research and development efforts on enhancing the functionality, reliability and integration of our current products as well as developing new and innovative products and solutions. Although we believe that our identification technology is one of the most advanced and discriminating fingerprint technologies available today, the markets in which we compete are characterized by rapid technological change and evolving standards. In order to maintain our position in the market, we will continue to upgrade and refine our existing technologies. We have also licensed mobile platform software from China Goldjoy Group which will be integrated with our core WEB-key offerings and introduced to the Asian markets during 2016. This presents a significant opportunity for us going forward.

Products On Demand (POD)

Our technology and development team welcomes the opportunity to develop customer specific solutions if they are funded. Our strategy to support POD is to utilize internal resources, outsource support services and strategic partners to satisfy unique customer requirements. Our flexible, nimble business model and interoperable capabilities are key differentiators.

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

The majority of sales for automated fingerprint identification products in the market to date have been deployed for government agencies, healthcare facilities, and law enforcement applications. The consumer and commercial markets represent areas of significant growth potential for biometrics, led by the use of mobile devices.

The epidemic of security and data breaches reported over the past few years is one of the driving factors for identifying new methods of protecting valuable data. After attempting to create a more sophisticated password or more efficient token or PIN, it has become apparent that each of these methods are easily compromised, and the downside risks are significant.

With respect to competing biometrics technologies, each has its strengths and weaknesses and none has emerged as a market leader:

●	Fingerprint identification is generally viewed as very accurate, inexpensive and non-intrusive and is the dominant biometric in use today and will be for the foreseeable future.

●	Palm Vein scanning is expensive, technique-sensitive, and offers mobility challenges;

●	Iris scanning is viewed as accurate, but the hardware is significantly more expensive; and

●	Facial recognition can have accuracy limitations and is typically highly dependent on ambient lighting conditions, angle of view, and other factors.

Government Regulations

We are not currently subject to direct regulation by any government agency, other than regulations generally applicable to businesses or related to specific project requirements. In the event of any international sales, we would be subject to various domestic and foreign laws regulating such exports and export activities.

Environmental Regulations

As of the date of this report, we have not incurred any material expenses relating to our compliance with federal, state, or local environmental laws and do not expect to incur any material expenses in the foreseeable future.

Employees and Consultants

As of March 25, 2016, we employed nineteen individuals on a full-time basis as follows: (i) ten in engineering, customer support, research and development; (ii) three in finance and administration; and (iii) six in sales and marketing. We also use the services of four consultants (full-time) who provide engineering and technical services, and one part-time contracts administrator. Additionally, our Hong Kong subsidiary employs two administrative individuals.

ITEM 1A. RISK FACTORS

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements appearing just before our Description of Business section above. Effective February 3, 2015, we implemented a reverse stock split of our outstanding common stock at a ratio of 1-for-2 shares. All share figures and results are reflected on a post-split basis.

Business and Financial Risks

Based on our lack of sufficient revenue since inception and recurring losses from operations, our auditors have included an explanatory paragraph in their opinion as to the substantial doubt about our ability to continue as a going concern.

Due to, among other factors, our history of losses and limited revenue, our independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2015 as to the substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

Since our formation, we have historically not generated significant revenue and have sustained substantial operating losses.

As of December 31, 2015, we had an accumulated deficit of approximately $59 million. In order to increase revenue, we have developed a direct sales force and anticipate the need to retain additional sales, marketing and technical support personnel and may need to incur substantial expenses. We cannot assure you that we will be able to secure these necessary resources, that a significant market for our technologies will develop, or that we will be able to achieve our targeted revenue. If we are unable to achieve revenue or raise capital sufficient to cover our ongoing operating expenses, we will be required to scale back operations, including marketing and research initiatives, or in the extreme case, discontinue operations.

Our biometric technology has yet to gain widespread market acceptance and we do not know how large of a market will develop for our technology.

Biometric technology has received only limited market acceptance, particularly in the private sector. Our technology represents a novel security solution and we have not yet generated significant sales. Although recent security concerns relating to identification of individuals and appearance of biometric readers on popular consumer products, including the Apple iPhone, have increased interest in biometrics generally, it remains an undeveloped, evolving market. Biometric based solutions compete with more traditional security methods including keys, cards, personal identification numbers and security personnel. Acceptance of biometrics as an alternative to such traditional methods depends upon a number of factors including:

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

Biometric technology is a new approach to Internet security, which must be accepted in order for our WEB-key ® solution to generate significant revenue.

Our WEB-key authentication initiative represents a new approach to Internet security, which has been adopted on a limited basis by companies that distribute goods, content or software applications over the Internet. The implementation of our WEB-key solution requires the distribution and use of a finger scanning device and integration of database and server side software. Although we believe our solutions provide a higher level of security for information transmitted over the Internet than existing traditional methods, unless business and consumer markets embrace the use of a scanning device and believe the benefits of increased accuracy outweigh implementation costs, our solution will not gain market acceptance.

The market for our solutions is still developing and if the biometrics industry adopts standards or a platform different from our standards or platform, our competitive position would be negatively affected.

The market for identity solutions is still developing. The evolution of this market may result in the development of different technologies and industry standards that are not compatible with our current solutions, products or technologies. Several organizations set standards for biometrics to be used in identification and documentation. Although we believe that our biometric technologies comply with existing standards, these standards may change and any standards adopted could prove disadvantageous to or incompatible with our business model and current or future solutions, products and services.

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

We intend to introduce our products in Asian markets in 2016. Our financial performance will be subject to risks associated with changes in the value of the U.S. dollar versus local currencies.

Our primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar-denominated sales and operating expenses worldwide. Weakening of foreign currencies relative to the U.S. dollar will adversely affect the U.S. dollar value of our foreign currency-denominated sales and earnings, if any, and could lead to us raising international pricing, potentially reducing the demand for our products. In addition, margins on sales of our products in foreign countries and on sales of products that include components obtained from foreign suppliers could be materially adversely affected by foreign currency exchange rate fluctuations.

We depend on key employees and members of our management team, including our Chairman of the Board and Chief Executive Officer and our Chief Technology Officer, in order to achieve our goals. We cannot assure you that we will be able to retain or attract such persons.

Our employment contracts with Michael W. DePasquale, our Chairman of the Board and Chief Executive Officer, and Mira LaCous, our Chief Technology Officer, expire annually, and renew automatically for successive one year periods unless notice of non-renewal is provided by the Company. Although the contracts do not prevent them from resigning, they do contain confidentiality and non-compete clauses, which are intended to prevent them from working for a competitor within one year after leaving our Company. Our success depends on our ability to attract, train and retain employees with expertise in developing, marketing and selling software solutions. In order to successfully market our technology, we will need to retain additional engineering, technical support and marketing personnel. The market for such persons remains highly competitive and our limited financial resources will make it more difficult for us to recruit and retain qualified persons.

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

We have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and recently through factoring receivables. We currently require approximately $512,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation.  During 2015, we generated approximately $5,261,000 of revenue, which is below our average monthly requirements. With the addition of the dividend obligations for the Series A-1 and B-1 shares, our monthly amount will increase by approximately $67,000. With our recent fourth quarter capital raise, we believe our current cash resources are sufficient to fund our operations for at least the next twelve months. If we are unable to generate sufficient revenue to cover operating expenses and fund our business plan, we will need to obtain additional third-party financing to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. We may, therefore, need to obtain additional financing through the issuance of debt or equity securities. We cannot assure you that we will be able to secure any such additional financing on terms acceptable to us or at all. If we cannot obtain such financing, we will not be able to execute our business plan, will be required to reduce operating expenses, and in the extreme case, discontinue operations.

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

As of December 31, 2015, approximately 97,834,247 shares of our common stock were reserved for issuance upon exercise or conversion of outstanding stock options, convertible preferred stock and warrants. Our Series A-1 and Series B-1 Convertible Preferred Stock and certain warrants, contain “blocker provisions” which prohibit the conversion or exercise of such securities if such conversions would result in the holder of such securities beneficially owing in excess of 9.99% or 4.99%, respectively, of our outstanding shares. Although these provisions may be waived on 61 days written notice, they may have the effect of reducing the number of shares of common stock we are required to issue at any one time. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders.

The availability of a substantial number of shares of our common stock for public sale may cause the price of our common stock to decline.

Our most recent registration statement, which was declared effective in February 2016, covers the public resale of 65,000,000 shares of our common stock, including 30,000,000 shares of common stock issuable upon conversion of Series A-1 Convertible Preferred Stock issued in our October 2015 and November 2015 private offerings and 35,000,000 shares of common stock issuable upon conversion of Series B-1 Convertible Preferred Stock issued in our November 2015 private offering. The Series A-1 Convertible Preferred Stock and Series B-1 Convertible Preferred stock are each subject to a “blocker provision” which prohibits conversion if such conversion would result in the holder being the beneficial owner of in excess of 9.99% of our common stock. Although these provisions may be waived on 61 days written notice, they may have the effect of reducing the number of shares of common stock we are required to issue at any one time. Absent such blocker provisions, the shares of common stock being offered by the selling security holders represent approximately 98% of our outstanding shares. In addition, we have effective registration statements covering the public resale of an aggregate of 18,061,172 additional shares of common stock issuable upon exercise of warrants exercisable between $0.30 and $0.50 per share, and 17,581,618 additional shares of issued and outstanding common stock. The availability of these shares for sale to the public, whether or not sales have occurred or are occurring, and the sale of such shares in the public markets could have an adverse effect on the market price of our common stock. Such an adverse effect on the market price would make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

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

We have never declared or paid any cash dividends on our common stock. Our Series A-1 Convertible Preferred Stock accrues dividends at the rate of 6% per annum payable quarterly on April 1, July 1, October 1 and January 1 of each year, payable in cash through October 1, 2017 and thereafter, in cash or kind through the issuance of additional shares of common stock. Our Series B-1 Convertible Preferred Stock accrues dividends at the rate of 2.5% per annum payable quarterly on April 1, July, 1, October 1, and January 1 of each year payable in cash. Following the payment of dividends on our Series A-1 and B-1 Convertible Preferred Stock, we currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors seeking cash dividends should not purchase shares of our common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real estate. We conduct operations from leased premises in Eagan, Minnesota (5,544 square feet), and Wall, New Jersey (4,517 square feet), as well as in several home-office locations across the country. We are in the process of assessing the required facilities to support our Hong Kong subsidiary.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, we periodically become involved in litigation. We are not a party to any material pending litigation.

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

2015:	High	Low

Quarter ended December 31, 2015	$0.20	$0.12
Quarter ended September 30, 2015	0.23	0.10
Quarter ended June 30, 2015	0.22	0.12
Quarter ended March 31, 2015	0.25	0.14

2014:	High	Low

Quarter ended December 31, 2014	$0.28	$0.14
Quarter ended September 30, 2014	0.50	0.20
Quarter ended June 30, 2014	0.60	0.44
Quarter ended March 31, 2014	0.56	0.28

Holders

As of March 28, 2016, the number of stockholders of record of our common stock was 144.

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

Effective February 3, 2015, we implemented a reverse stock split of our outstanding common stock at a ratio of 1-for-2 shares. All share figures are reflected on a post-split basis.

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

More recently, we have begun to distribute directly to consumers and commercial users our SideSwipe™ and EcoID™ products. SideSwipe and EcoID are stand-alone fingerprint readers that can be used on any laptop, tablet or other device with a USB port.

We have developed what we believe is the most discriminating and effective commercially available finger-based biometric technology. Our primary focus is in marketing and selling this technology into commercial logical and physical privilege entitlement & access control markets.  Our primary market focus includes, among others, mobile payments & credentialing, online payments and credentialing, and healthcare record and payment data security.  Our secondary focus includes government and educational markets.

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

As devices with onboard fingerprint sensors continue to deploy to consumers, we expect that third party application developers will demand the ability to authenticate users of their respective applications (app’s) with the onboard fingerprint biometric. We further believe that authentication will occur on the device itself for potentially low-value, and therefore low-risk, use-transactions and that user authentication for high-value transactions will migrate to the application provider’s authentication server, typically located within their supporting technology infrastructure, or Cloud. We have developed our technology to enable, on-device authentication as well as network or cloud-based authentication and believe we may be the only technology vendor capable of providing this flexibility and capability. Our core technology works on over 40 commercially available fingerprint readers, across both Windows and Linux platforms, and Apple iOS and Android mobile operating systems. This interoperability, coupled with the ability to authentic users via the device or cloud, is unique in the industry, provides a key differentiator for us, and in our opinion, makes our technology more viable than competing technologies and expands the size of the overall market for our products.

We believe there is potential for significant market growth in five key areas:

●	Corporate network access control, including corporate campuses, computer networks and applications;

●	Consumer mobile credentialing, including mobile payments, credit and payment card programs, data and application access, and commercial loyalty programs;

●	Government services and highly regulated industries including, Medicare, Medicaid, Social Security, drivers licenses, campus and school ID, passports/visas;

●	Direct sales of fingerprint readers to consumers and commercial customers; and

●	Growth in the Asia Pacific region.

In the near-term, we expect to grow our business within government services and highly-regulated industries in which we have historically had a strong presence, such as the healthcare industry.  We believe that continued heightened security and privacy requirements in these industries will generate increased demand for security solutions, including biometrics. In addition, we expect that the integration of our technology into Windows 10, will accelerate the demand for our computer network log-on solutions and fingerprint readers. Finally, our entry into the Asian market and licensing arrangement with CGG is expected to further expand our business by opening new markets.

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

RESULTS OF OPERATIONS

Consolidated Results of Operations

Two Year % trend

	Years ended December 31,
	2015	2014
Revenues
Services	18%	37%
License fees and other	82%	63%
	100%	100%
Costs and other expenses
Cost of services	5%	11%
Cost of license fees and other	19%	8%
	24%	19%
Gross Profit	76%	81%

Operating expenses
Selling, general and administrative	78%	92%
Research, development and engineering	30%	41%
	108%	132%
Operating loss	-32%	-51%

Other income (deductions)
Total other income (deductions)	-3%	4%
Net loss	-35%	-47%

Revenues and Costs of goods sold

			2015 - 2014
	2015	2014	$ Chg	% Chg

Revenues
Service	$931,394	$1,489,820	$(558,426)	-37%
License & other	4,329,831	2,516,036	1,813,795	72%
Total Revenue	$5,261,225	$4,005,856	$1,255,369	31%

Cost of goods sold
Service	$260,436	$445,803	$(185,367)	-42%
License & other	1,019,085	302,947	716,138	236%
Total COGS	$1,279,521	$748,750	$530,771	71%

Revenues

Revenue increased $1,255,369 or 31% to $5,261,225 in 2015 as compared to $4,005,856 in 2014. As described more fully below, the increase was primarily due to material growth in our core business of licensing our software and new revenue stream from sales of our fingerprint readers.

For the years ended December 31, 2015 and 2014, service revenues included approximately $679,000 and $627,000, respectively, of recurring maintenance and support revenue, and approximately $252,000 and $863,000, respectively, of non-recurring custom services revenue.  Recurring service revenue increased 8% from 2014 to 2015, due to the increase in bundled maintenance agreements to our expanding customer license base. Non-recurring custom services decreased 71% due to a completion of a customer project at the end of 2014.

For the years ended December 31, 2015 and 2014, license and other revenue (comprised of third party and BIO-key hardware, and royalty) increased approximately 72% as a result of several contributing factors.  Software license revenue increased by approximately $957,000 or 49% during the year ended December 31, 2015 compared to the year ended December 31, 2014. We continued to expand our relationship with NCR, developed new partnerships, continued to ship orders to Aesynt for their continued deployment of our identification technology in their AccuDose® product line, and for ongoing expansion of biometric ID deployments with commercial partners LexisNexis, Educational Biometric Technology, Identimetrics, and a large supplemental order from single international customer.  Hardware sales increased by approximately $841,000 (181%), as a result of the introduction of our new low cost fingerprint readers, the establishment of our Hong Kong subsidiary, and expanding healthcare industry deployments.  Royalty income, from an OEM agreement for the year ended December 31, 2015 increased 18% to approximately $103,000 from $87,000 during 2014, due to adding a new OEM partner.

Costs of goods sold

For the year ended December 31, 2015, cost of service decreased approximately $185,000 primarily as a result of costs associated with non-recurring custom services revenue. License and other costs for the year ended December 31, 2015 increased approximately $716,000 due primarily to the increase in hardware revenue, and third party software revenue.

Selling, general and administrative

		2015 - 2014
2015	2014	$ Chg	% Chg

$4,121,030	$3,670,090	$450,940	12%

Selling, general and administrative expenses for the year ended December 31, 2015 increased 12% from the year ended December 31, 2014.  Increases were driven by expanded sales and marketing personnel expenses, commission expense associated with increased revenue, factoring fees, settlement of litigation and related legal fees, and legal fees associated with the license agreement with CGG.

Research, development and engineering

		2015 - 2014
2015	2014	$ Chg	% Chg

$1,556,025	$1,626,136	$(70,111)	-4%

For the year ended December 31, 2015, research, development and engineering costs decreased 4% as we did not engage temporary outside consulting services for any personnel for specific projects that we had in 2014.

Other income and expense

			2015-2014
	2015	2014	$ Chg	% Chg

Interest income	$14	$7	$7	100%
Interest expense	(192,199)	—	(192,199)	N/A
Income tax	(912)	(1,712)	800	-47%
Gain on derivative liabilities	31,142	157,253	(126,111)	-80%

	$(161,955)	$155,548	$(317,503)	-204%

Interest income for the years ended December 31, 2015 and 2014 consisted of bank interest.

Interest expense for the year ended December 31, 2015 represented the amortized original issue discount, the amortized debt discount from the warrant liabilities, and the interest charge under a promissory note we issued in September 2015.

During the fourth quarters of 2013 and 2014 and third quarter of 2015, we issued various warrants that contained derivative liabilities. Such derivative liabilities are required to be marked-to-market each reporting period.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities overview

Net cash used for operations during the year ended December 31, 2015 was approximately $15,560,000. Items of note were as follows:

●	Negative cash flows from the purchase of software licenses of $12,000,000 and other inventory of approximately $337,000

●

Negative cash flows related to an increase in accounts receivable, less movements in prepayments, accounts payable, and accrued expenses of approximately $1,804,000, due to working capital management, and

●	Net positive cash flows related to the adjustments for depreciation, amortization, share-based compensation, debt discount, and fair value adjustments of approximately $442,000

Investing activities overview

Net cash used for investing activities during the year ended December 31, 2015 was approximately $3,000 and was due to the purchase of capital expenditures.

Financing activities overview

Net cash provided by financing activities during the year ended December 31, 2015 was approximately $19,041,000 and attributable primarily to the following:

●	Positive cash flows from the issuance of shares of preferred stock and warrants of approximately $19,500,000, net of dividends and financing costs of approximately $459,000.

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

The following sets forth our primary sources of capital during the previous two years:

As of December 2011, we entered into a 24-month accounts receivable factoring arrangement with a financial institution (the “Factor”). Pursuant to the terms of this arrangement, from time to time, we sell to the Factor certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 35% of the foreign and 75% of the accounts receivable balance to us (the “Advance Amount”), with the remaining balance, less fees to be forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. In addition, the Company, from time to time, receives over advances from the factor. Factoring fees range from 2.75% to 21% of the face value of the invoice factored and are determined by the number of days required for collection of the invoice. In April 2012, the terms were updated from monthly to quarterly, and the 24-month arrangement was extended to August 1, 2014. In July of 2014, the arrangement was extended to July 31, 2016. We expect to continue to use this factoring arrangement periodically to assist with our general working capital requirements due to contractual requirements.

In November 2014, we issued an aggregate of 7,974,999 shares of our common stock and warrants to purchase an additional 11,962,499 shares of common stock for an aggregate purchase price of $1,595,000 prior to a deduction for expenses. The warrants have a term of five years and an exercise price of $0.30 per share.

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

On November 11, 2015, we issued 105,000 shares (the “Series B-1 Shares”) of Series B-1 Convertible Preferred Stock at a purchase price of $100.00 per share, for gross proceeds of $10,500,000, and 5,500 additional shares of Series A-1 Convertible Preferred Stock at a purchase price of $100.00 per share, for gross cash proceeds of $550,000. The Series B-1 Shares are convertible at any time at the option of the holder into shares of common stock at an initial conversion price of $0.30 per share, subject to adjustment for stock dividends, stock splits, combinations, and reclassifications of our capital stock, and subject to a “blocker provision” which prohibits conversion if such conversion would result in the holder being the beneficial owner of in excess of 9.99% of our common stock. The Series B-1 Shares accrue dividends at the rate of 2.5% per annum payable quarterly on April 1, July, 1, October 1, and January 1 of each year payable in cash.

LIQUIDITY OUTLOOK

At December 31, 2015, our total cash and cash equivalents were approximately $4,321,000, as compared to approximately $844,000 at December 31, 2014.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We currently require approximately $512,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation.  During 2015, we generated approximately $5,261,000 of revenue, which is below our average monthly requirements. With the addition of the dividend obligations for the Series A-1 and B-1 shares, our monthly amount will increase by approximately $67,000. With our recent fourth quarter capital raise, we believe our current cash resources are sufficient to fund our operations for at least the next twelve months.

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

The Company accounts for its warranties under the FASB ASC 450 “Contingencies.” The Company generally warrants that its products are free from defects in material and workmanship for a period of one year from the date of initial delivery to its customers. The warranty does not cover any losses or damage that occurs as a result of improper installation, misuse or neglect or repair or modification by anyone other than the Company or its authorized repair agent. The Company’s policy is to accrue anticipated warranty costs based upon historical percentages of items returned for repair within one year of the initial sale. The Company’s repair rate of products under warranty has been minimal, and a historical percentage has not been established. The Company’s software license agreements generally include certain provisions for indemnifying customers against liabilities if the Company’s software products infringe upon a third party’s intellectual property rights. The Company has not provided for any reserves for warranty liabilities as it was determined to be immaterial.

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

See financial statements appearing at pages 40-66 of this report

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information about each director, executive officer, and key employee of the Company.

NAME	AGE	POSITIONS HELD
Michael W. DePasquale	61	Chairman of the Board of Directors and Chief Executive Officer
Charles P. Romeo (a)	74	Director
John Schoenherr (b)	63	Director
Thomas E. Bush, III (a) (c)	63	Director
Thomas Gilley (c)	55	Director
Wong Kwok Fong	52	Director
Yao Jianhui	43	Director

Cecilia Welch	56	Chief Financial Officer
Mira K. LaCous	54	Chief Technology Officer
Renat Zhdanov	53	Vice President, Chief Scientist
James Sullivan	56	Senior Vice President of Global Sales

(a)	Compensation Committee Member

(b)	Audit Committee Member

(c)	Nominating Committee Member

Directors

We believe that our board of directors should be composed of individuals with sophistication and experience in many substantive areas that impact our business. We believe that experience, qualifications, or skills in the following areas are most important: legal/regulatory and government affairs; accounting and finance; design, innovation and engineering; strategic planning; and human resources and development practices; and board practices of other corporations. These areas are in addition to the personal qualifications described in this section. We believe that our current board members possess the professional and personal qualifications necessary for board service, and have highlighted particularly noteworthy attributes for each board member below. The principal occupation and business experience, for at least the past five years, of each current director is as follows:

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

THOMAS GILLEY has served as a Director of the Company since January 29, 2014. Mr. Gilley is an entrepreneur, hands on technologist for mobile technologies, digital media, internet of things and social computing. Mr. Gilley served at Apple Computer, in the Advance Technology Group and Portable Products Group.  Before and after Apple, Mr. Gilley founded several successful companies including PicoStar, a Silicon Valley incubator-technology investment company where he has been CEO since 1996.  In New York City Mr. Gilley served as a strategic advisor, investor and technology company founder. Most recently, Mr. Gilley sold his on-demand web media company to Vignette and acted as CTO throughout the transaction and through the company's ultimate acquisition by OpenText. Mr. Gilley’s substantial experience in starting, operating and financing technology companies provides the Board with a deep knowledge of the sales and development cycles applicable to growth businesses in the technology industry

WONG KWOK FONG has served as a Director of the Company since December 4, 2015. He is the co-founder of China Goldjoy Group (previously World Wide Touch Technology Holdings Limited), a Company listed on The Stock Exchange of Hong Kong. From 1997 until August 2015, Mr. Wong served as the Chairman of China Goldjoy Group and currently serves as its Chief Technology Officer. During this time, Mr. Wong played a significant role in the substantial growth of the business.  Mr. Wong brings over 14 years of senior management experience in manufacturing, supply chain, and marketing functions in the electronics and technology industries, including establishing manufacturing plants in Hong Kong and China, and building an extensive network in the electronics and technology industries. Mr. Wong’s substantial experience in the technology industry, including biometrics and payment systems, and serving the Asian markets, broadens and strengthens the Board’s collective qualifications, skills, and experience.

YAO JIANHUI has served as a Director of the Company since December 4, 2015. He has served as the Chairman of the Board of Directors and Chief Executive Officer of the China Goldjoy Group Ltd., a Company listed on The Stock Exchange of Hong Kong, since August 2015.  Since June 2006, Mr. Yao has served as the Chairman of the Board of Directors of Baoneng Holding (China) Co. Ltd., a company principally engaged in property development. From July 2010 to October 2014, Mr. Yao was the General Manager and Chairman of the Board of Directors of Baocheng Investment Co. Ltd., a company listed on Shanghai Stock Exchange principally engaged in the manufacturing of cables as well as the hotel and trading business. Mr. Yao has held senior management positions with a number of enterprises and listed companies across a wide range of industries including food, construction materials, real estate, commerce, agriculture and forestry, logistics, technology and finance. Mr. Yao’s extensive industry experience, particularly in serving the Asian markets, further broadens and strengthens the Board’s collective qualifications, skills, and experience.

Executive Officers

CECILIA WELCH has served as our Chief Financial Officer since December 21, 2009. Ms. Welch joined us in 2007 as our Corporate Controller. Prior to joining us, from January 2006 to December 2006, she was the Controller for Savaje Technologies (acquired by Sun Microsystems), a developer of advanced mobile telephone software. From October 2004 to January 2006, she was Controller for Crystal Systems, a manufacturer of sapphire crystals used for industrial, semiconductor, defense and medical applications. From December 1988 to July 2004, she was the Controller for ATN Microwave (acquired by Agilent Technologies), a manufacturer of automated test equipment. Ms. Welch has a Bachelor’s degree in Accounting from Franklin Pierce University.

MIRA K. LACOUS has served as Chief Technology Officer of the Company since March 13, 2014. Prior to her appointment as Chief Technology Officer, she served as our Senior Vice President of Technology & Development since 2012, and as our Vice President of Technology and Development since 2000. Ms. LaCous has over 28 years of product/project management, solution architecture, software development, team leadership and customer relations experience, with a background that includes successfully bringing numerous technologies to market, including automated voice response systems, automated building control systems, software piracy protection, intranet training materials and testing, page layout and design software, image scanning software and systems, biometric security, biometric algorithms and more. Ms. LaCous is also the author of six US patented technologies, multiple international patents, and other patent pending solutions. She has been an officer or director of two other companies; National Computer Systems (NCS), and TEL-Line Systems. Ms. LaCous has a Bachelor’s in Computer Science from North Dakota State University. Ms. LaCous also served on the Board of Directors of the Minnesota Sinfonia, a not-for-profit arts and education organization, as well as its chairperson for two years.

Key Employees

RENAT Z. ZHDANOV has served as our Chief Scientist since November 2001. He has over fifteen years of academic experience in various fields of mathematics and physics; fifteen years of image processing, pattern recognition, and big data analysis algorithm development experience and more than ten years of software development experience ranging from database programming to statistical and analytical programming. Dr. Zhdanov is a recognized expert in mathematical physics and is the author of two books and more than 130 papers published in leading mathematics and physics journals. Before joining us, he worked as Chief Mathematician and Visiting Scientist in universities in Ukraine, Germany, Great Britain, Sweden and Spain. Dr. Zhdanov has two PhD degrees in Mathematical Physics and Differential Equations from the Institute of Mathematics in Kiev, Ukraine. He serves as the member of the Editorial Board of the “Journal of Applied Mathematics”.

JAMES SULLIVAN has served as our Senior Vice President of Global Sales since August 2015, and is a recognized expert in biometric authentication for consumer and mobile applications.  In over 10 years at BIO-key, Mr. Sullivan has directly worked with dozens of BIO-key’s customers, including AT&T, LexisNexis, NCR and McKesson on large-scale biometric-centered identity management projects that interface daily with millions of corporate and consumer users.  Mr. Sullivan holds a Computer Science degree from Brown University, and has 24 years of experience in IT projects and implementation, 14 of them directly working with identity management solutions at BIO-key, Computer Associates, Platinum Technology, and Memco Software.

Directors’ Terms of Office

Mr. DePasquale was initially elected as a director in 2003, and was re-elected in 2004. Mr. Schoenherr was initially elected as a director in 2004. Mr. Romeo was initially elected as a director in 2005. Mr. Bush and Mr. Gilley were initially appointed as directors in 2014. Mr. Wong and Mr. Yao were initially appointed as directors in 2015. Each such director was elected to serve until the Company’s next annual meeting or until his or her successor is duly elected and qualified in accordance with the By-laws of the Company.

Audit Committee

The Audit Committee is comprised solely of John Schoenherr. The Board has determined that Mr. Schoenherr is an “audit committee financial expert” under the applicable rules adopted by the Securities and Exchange Commission. Additionally, the Audit Committee has the ability on its own to retain independent accountants or consultants whenever it deems appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the U.S. Securities and Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors and persons who own more than ten percent (10%) of the Company’s Common Stock to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of the Company’s Common Stock. Such officers, directors and ten percent (10%) stockholders are also required by applicable SEC rules to furnish the Company with copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on its review of the copies of such forms received by it, or written representations from such persons that no other reports were required for such persons, the Company believes that during the fiscal year ended December 31, 2015, all Section 16(a) filing requirements applicable to the Company’s officers, directors and ten percent (10%) stockholders were satisfied in a timely fashion, except for the late filing of the following forms:

●	Form 4 by Mr. Bush with respect to the issuance of common shares in payment of board fees on November 9, 2015
●	Form 4 by Mr. Gilley with respect to the issuance of common shares in payment of board fees on November 9, 2015
●	Form 4 by Mr. Romeo with respect to the issuance of common shares in payment of board fees on November 9, 2015
●	Form 4 by Mr. Schoenherr with respect to the issuance of common shares in payment of board fees on November 9, 2015
●	Form 4 by Mr. Gilley with respect to a private acquisition of common shares on November 19, 2015
●	Form 3 by Mr. Yao in connection with his appointment to the board of directors.

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

Internet Address and SEC Reports

We maintain a website with the address www.BIO-key.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Our SEC filings are also available over the Internet at the SEC’s website www.sec.gov. Members of the public may read and copy any materials the Company files with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the public reference room is available by calling the SEC on 1-800-SEC-0330.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation paid to or accrued by our chief executive officer (principal executive officer) and the two most highly compensated executive officers other than the principal executive officer, who were serving as executive officers at the end of December 31, 2015, for the fiscal years ended December 31, 2015 and 2014:

SUMMARY COMPENSATION TABLE

Name	Fiscal Year	Salary ($)	Option Awards ($)		All Other Compensation ($)	Total ($)

Michael W. DePasquale	2015	250,000	35,650	(1)	739	286,389
Chief Executive Officer	2014	250,000	82,300	(1)	739	333,039

Mira K. LaCous	2015	202,000	14,250	(1)	642	216,892
Chief Technology Officer (2)	2014	192,903	49,380	(1)	545	242,828

Cecilia Welch	2015	144,000	14,260	(1)	532	158,792
Chief Financial Officer	2014	144,000	49,380	(1)	432	193,812

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

Narrative Disclosure to Summary Compensation Table

Compensation for BIO-key’s executives is comprised of three main components: base salary, annual performance-based cash bonus, and long-term equity awards. We do not target a specific weighting of these three components or use a prescribed formula to establish pay levels. Rather, the board of directors and compensation committee considers changes in the business, external market factors and our financial position each year when determining pay levels and allocating between long-term and current compensation for the named executive officers.

Cash compensation is comprised of base salary and an annual performance-based cash bonus opportunity. The committee generally seeks to set a named executive officer’s targeted total cash compensation opportunity within a range that is the average of the applicable peer company and/or general industry compensation survey data, adjusted as appropriate for individual performance and internal pay equity and labor market conditions. Due to limited cash resources, we did not pay any cash bonuses over the past two years.

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

On March 13, 2014, in connection with her appointment as Chief Technology Officer, the Company amended and restated Ms. LaCous’ employment agreement to increase Ms. LaCous’ annual base salary to $202,000. The employment agreement contains standard and customary confidentiality, technical invention provisions, as well as a covenant not to compete, which prohibits Ms. LaCous from doing business with any current or prospective customer of the Company or engaging in a business competitive with that of the Company during the term of her employment and for the one year period thereafter. This agreement also contains a number of termination provisions as described in “Termination and Change in Control Arrangements” in this Item.

On May 15, 2013, the Company entered into an employment agreement with Cecilia Welch to serve as the Chief Financial Officer of the Company until May 2014. The agreement automatically renews for subsequent one-year terms, unless the employment relationship is terminated by either party, or modified in accordance with the terms and conditions of the agreement. The employment agreement contains standard and customary confidentiality, technical invention provisions, as well as a covenant not to compete, which prohibits Ms. Welch from doing business with any current or prospective customer of the Company or engaging in a business competitive with that of the Company during the term of her employment and for the one year period thereafter. This agreement also contains a number of termination provisions as described in “Termination and Change in Control Arrangements” in this Item.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

DECEMBER 31, 2015

The following table sets forth for each named executive officer, information regarding outstanding equity awards as at December 31, 2015. The option awards and per share amounts for all periods reflect BIO-key’s 1-for-2 reverse stock split, which was effective February 3, 2015.

	Option Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)		Option exercise price ($)	Option expiration date

Michael W. DePasquale	250,000	—		0.174	2/27/2016
	333,333	166,667	(1)	0.348	3/27/2020
	83,333	166,667	(2)	0.410	3/13/2021
	—	250,000	(3)	0.180	8/12/2022

Mira LaCous	170,000	—		0.920	1/7/2017
	37,500	—		0.280	5/11/2018
	41,667	20,833	(1)	0.348	3/27/2020
	50,000	100,000	(2)	0.410	3/13/2021
	—	100,000	(3)	0.180	8/12/2022

Cecilia Welch	75,000	—		0.280	5/11/2018
	50,000	25,000	(1)	0.348	3/27/2020
	50,000	100,000	(2)	0.410	3/13/2021
	—	100,000	(3)	0.180	8/12/2022

(1)	The options vest equally in three annual installments commencing March 27, 2014
(2)	The options vest equally in three annual installments commencing March 14, 2015
(3)	The options vest equally in three annual installments commencing August 13, 2016

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

Change in Control Provisions

Awards under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”) may be subject to acceleration of vesting and exercisability upon or after a “Change in Control” as may be provided in the award agreement for such award but in the absence of such provision, no such acceleration shall occur. A Change in Control under the 2015 Plan generally means (i) the acquisition by a person or entity of more than 50% of our combined voting power other than by merger, consolidation or similar transaction; (ii) a consummated merger, consolidation or similar transaction immediately after which our stockholders cease to own more than 50% of the combined voting power of the surviving entity; (iii) a complete dissolution or liquidation of the company, except for a liquidation into a parent corporation; (iv) a consummated sale, lease or exclusive license or other disposition of all or substantially of our consolidated assets; or (v) when a majority of our board of directors becomes composed of individuals whose nomination, appointment, or election was not approved by a majority of our board members or their approved successors. As of the date of this report, no awards have been issued under the 2015 Plan.

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

DIRECTOR COMPENSATION FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2015

The following table sets forth for each director, information regarding their compensation for the year ended December 31, 2015:

Name (1)	Fees earned or paid in cash ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Total ($)
Thomas E. Bush, III	—	4,000	3,565	7,565
Thomas Gilley	3,000	5,000	3,565	11,565
Charles P. Romeo	—	3,000	3,565	6,565
John Schoenherr	3,000	5,000	3,565	11,565
Barbara Rivera (4)	3,000	—	—	3,000
Wong Kwok Fong (Kelvin) (5)	—	—	—	—
Yau Jianhui (5)	—	—	—	—

(1)   Mr. DePasquale has been omitted from the above table because he does not receive any additional compensation for serving on our Board of Directors.

(2)   The aggregate fair value of the common stock issued was calculated based on the closing price of our common stock on the date of issuance.

(3)   The aggregate grant date fair value of the option awards was estimated using the Black-Scholes option pricing model, with the assumptions listed in Note A to the Company’s financial statements. The amount shown in this column represents the grant date fair value calculated under ASC 718

(4) Ms. Rivera resigned from the Company’s Board of Directors on July 15, 2015.

(5) Appointed effective December 4, 2015. Did not receive any fees for the year ended December 31, 2015.

Narrative Disclosure to Director Compensation Table

During 2014, the Company had a policy to pay to each non-employee director $3,000 per board meeting and $1,000 per telephonic board meeting attended and to make an annual grant of options in the discretion of the Board upon recommendation of the Compensation Committee. In August 2015, the Company modified its director compensation policy such that fees for attendance at regularly quarterly board meetings held during the first three quarters of each fiscal year are paid through the issuance of shares of common stock and payment for the last meeting of the year is paid in cash or, at the option of the director, in shares of common stock. In 2015, we granted to four of our non-employee directors an option to purchase 25,000 shares of common stock. The options vest in three equal annual installments and expire seven years after the date of grant.

We reimburse each of our non-employee directors for their reasonable expenses incurred in connection with attending meetings of the board of directors and related committees.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 28, 2016 information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than five percent (5%) of the Company’s outstanding common stock. The following table also sets forth, as of such date, the beneficial ownership of the Company’s common stock by all officers and directors, individually and as a group. Unless otherwise indicated, the address of each person listed below is c/o BIO-key International, Inc., 3349 Highway 138, Building A, Suite E, Wall, NJ 07719. The share amounts reflect BIO-key’s 1-for-2 reverse stock split, which was effective February 3, 2015

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(1)

Michael W. DePasquale	1,024,998	(2)	1.6
Mira LaCous	403,333	(3)	*
Cecilia Welch	283,332	(4)	*
John Schoenherr	155,555	(5)	*
Thomas Gilley	132,054	(6)	*
Charles P. Romeo	106,944	(7)	*
Thomas E. Bush, III	74,999	(8)	*
Wong Kwok Fong Flat C, 27/F, Block 5 Grand Pacific Views Siu Lam, Hong Kong N7	7,262,763	(9)	9.9
Yao Jianhui Suites 2601-2, 26/F Tower 2, Nina Tower 8 Yeung UK Road Tsuen Wan, Hong Kong TWTL 353	18,750	(10)	-
Perkins Capital Management Inc.	4,625,000	(11)	7.0
730 Lake St. E Wayzata, MN 55391
Giant Leap International, Ltd. Cricket Square, Hutchins Drive P.O. Box 2681 Grand Cayman, Cayman Islands KY7-1111	7,262,763	(12)	9.9
Micron Technology Development Limited 5/F., SPA Centre, 53-55 Lockhart Road Wanchai, Hong Kong 999077	7,262,763	(12)	9.9

All officers and directors as a group (9) persons	9,462,728		14.3%

*	Less than 1%

(1)

The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Securities Exchange Act of 1934 and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as, other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 66,198,482 shares of common stock outstanding as of March 28, 2016.

(2)	Includes 999,998 issuable on exercise of options and 25,000 shares of common stock. Does not include 250,002 shares issuable upon exercise of options subject to vesting.

(3)	Consists of shares issuable upon exercise of options. Does not include 116,667 shares issuable upon exercise of options subject to vesting.

(4)	Consists of shares issuable upon exercise of options. Does not include 116,668 shares issuable upon exercise of options subject to vesting.

(5)	Includes 108,333 issuable on exercise of options and 47,222 shares of common stock. Does not include 29,167 shares issuable upon exercise of options subject to vesting.

(6)	Includes 33,332 issuable on exercise of options and 98,722 shares of common stock. Does not include 29,168 shares issuable upon exercise of options subject to vesting.

(7)	Includes 83,333 issuable on exercise of options and 23,611 shares of common stock. Does not include 29,167 shares issuable upon exercise of options subject to vesting.

(8)	Includes 33,332 issuable on exercise of options and 41,667 shares of common stock. Does not include 29,168 shares issuable upon exercise of options subject to vesting.

(9)	Consists of shares issuable upon conversion of Series A-1 Convertible Preferred Stock and 18,750 shares of common stock.

(10)

Does not include 7,262,673 shares of common stock issuable upon conversion of Series B-1 Convertible Preferred Stock owned of record by Giant Leap International, Ltd. Also does not include 1,066,500 shares of common stock owed of record by China Goldjoy Limited, the parent company of Giant Leap International, Ltd. As the Chairman of the board of directors of China Goldjoy Limited, Mr. Yao shares voting and dispositive power over these shares.

(11)

Based on a Schedule 13G/A filed with the United States Securities and Exchange Commission on February 4, 2016, Richard W. Perkins has sole voting and dispositive power with respect to the shares. Includes 2,125,000 shares issuable upon exercise of warrants.

(12)	Consists of shares issuable upon conversion of Series B-1 Convertible Preferred Stock.

  The following table sets forth, as of December 31, 2015, information with respect to securities authorized for issuance under equity compensation plans. The shares and per share amounts reflect BIO-key’s 1-for-2 reverse stock split, which was effective February 3, 2015

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	8,000,000
Equity compensation plans not approved by security holders	4,378,833	$0.32	—
Total	4,378,833	$0.32	8,000,000

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

As of December 31, 2015, there were outstanding options under the 1999 Plan to purchase 250,000 post-split shares of common stock, and no shares were available for future grants.

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

As of December 31, 2015, there were outstanding options under the 2004 Plan to purchase 1,020,000 post-split shares of common stock, and no shares were available for future grants.

On December 4, 2015, the Board of Directors of the Company adopted the 2015 Equity Incentive Plan (the 2015 Plan), which the stockholders approved on January 27, 2016. The material features of the 2015 Plan are outlined below.

The 2015 Plan is administered by the Compensation Committee of our Board of Directors. Subject to the terms of the 2015 Plan, the plan administrator may determine the recipients, numbers and types of awards to be granted, and terms and conditions of the awards, including the period of their exercisability and vesting. The terms of the 2015 Plan provide for the grant of incentive stock options (ISOs), nonstatutory stock options (NSOs), restricted stock awards, restricted stock unit awards, stock appreciation rights, other stock awards, and performance awards that may be settled in stock, or other property. Under the terms of this plan, 8,000,000 shares of common stock are reserved for issuance to employees, non-employee directors, and consultants at exercise prices which may not be less than 100%-110% of the fair market value of the common stock subject to the stock option on the date of grant. A maximum of 400,000 shares of our common stock may be granted to any one participant during any one calendar year pursuant to stock options, stock appreciation rights or other stock awards. The term of stock options granted may not exceed ten years. If a stock award granted under the 2015 Plan, or any portion thereof, expires, is forfeited or otherwise terminates without all of the shares covered by the stock award having been issued, such expiration, termination or settlement will not reduce or otherwise offset the number of shares available for issuance under the 2015 Plan. In the event of a change in control, a stock award under the 2015 Plan may be subject to additional acceleration of vesting and exercisability. Unless terminated sooner by our Board of Directors, the 2015 Plan will automatically terminate on December 3, 2025.

As of December 31, 2015, there were outstanding options under the 2015 Plan to purchase 0 post-split shares of common stock, and 8,000,000 shares were available for future grants.

In addition to options issued under the 1999, 2004 and 2015 Plans, the Company has issued options to employees, officers, directors and consultants to purchase common stock under the non-plan. As of December 2015, there were outstanding options under the non-plan to purchase 3,108,833 post-split shares of common stock. The terms of outstanding options under the non-plan are substantially similar to the provisions of the 1999 Plan and options issued thereunder.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Employment Arrangements

The Company has entered into employment agreements with Michael W. DePasquale, Mira LaCous, and Cecilia Welch. See “EXECUTIVE COMPENSATION—Employment Agreements.”

Consulting Arrangement with Thomas J. Colatosti

In connection with his appointment to the Board of Directors in September 2002, and as acting Chief Financial Officer from November 2008 to December 2009, the Company had entered into a number of consulting arrangements with Thomas Colatosti. Under the most recent arrangement, which was entered into on January 12, 2010, Mr. Colatosti provided services to the Company and its subsidiaries and affiliates for the two-year term ended December 31, 2011 at a rate of $5,000 per month. All amounts owing to Mr. Colatosti were paid during 2014.

Licensing Agreement with Subsidiaries of China Goldjoy Group Limited.

In November 2015, our subsidiary BIO-key Hong Kong Limited entered into a license purchase agreement with certain subsidiaries of China Goldjoy Group Limited (“CGG”). The license agreement provides for the grant of a perpetual, irrevocable, exclusive, worldwide, fully-paid license to all software and documentation regarding the software code, toolkit, electronic libraries and related technology currently known as or offered under the Finger Q name, together with perpetual license under all related patents held by the licensors and any other intellectual property rights owned by the licensors related to the forgoing software.  We made a one-time payment of $12,000,000 to the licensors. Mr. Yao Jianhu is the chairman and chief executive officer of CGG. Mr. Wong Kwok Fong is the chief technology officer of CGG and the beneficial owner of 9.9% of our common stock.

October – November 2015 Private Placements

On October 22, October 29, and November 11, 2015, Wong Kwok Fong purchased 90,000 shares of our Series A-1 Convertible Preferred Stock at a purchase price of $100.00 per share for gross proceeds of $9,000,000. Shares of the Series A-1 Convertible Preferred Stock are convertible at any time at the option of the holder into shares of common stock at an initial conversion price of $0.30 per share, subject to a “blocker provision” which prohibits conversion if such conversion would result in the holder being the beneficial owner of in excess of 9.99% of the Issuer’s outstanding shares of common stock. Holders of shares of our Series A-1 Convertible Preferred Stock are entitled to elect one director to our board. Wong Kwok Fong is a director of the Company, beneficially owns in excess of 5% of our common stock, and also serves as the chief technology officer of CGG.

On November 11, 2015, Giant Leap International, Ltd., which is a subsidiary of CGG, purchased 30,000 shares of our Series B-1 Convertible Preferred Stock at a purchase price of $100.00 per share for gross proceeds of $3,000,000. Shares of the Series B-1 Convertible Preferred Stock are convertible at any time at the option of the holder into shares of common stock at an initial conversion price of $0.30 per share, subject to a “blocker provision” which prohibits conversion if such conversion would result in the holder being the beneficial owner of in excess of 9.99% of the Issuer’s outstanding shares of common stock. Holders of shares of our Series B-1 Convertible Preferred Stock are entitled to elect one director to our board. Yao Jianhui is a director of the Company, and serves as the chairman of the board of directors of CGG.

Director Independence

The Board applies the definition of independent director as set forth in NASDAQ Stock Market Rule 5605 (a)(2), as well as Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

In accordance with this guidance, the Board considers Mr. Schoenherr, Mr. Romeo, Mr. Bush and Mr. Gilley, to be independent. Mr. Schoenherr is the sole member of the Company’s Audit Committee, while Mr. Romeo, and Mr. Bush are the members of the Company’s Compensation Committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows fees for professional services and quarterly audit fees billed to us by Rotenberg Meril Solomon Bertiger & Guttilla, P.C. (“RMSBG”) for the audit of our annual consolidated financial statements for the years ended December 31, 2015 and 2014:

	2015	2014

Audit Fees	$80,167	$75,000
Audit-Related Fees	17,346	7,128
Tax Fees	27,300	12,000

Total Fees	$124,813	$94,125

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

Audit Committee Pre-Approval Procedures

The Audit Committee of our Board of Directors consisted solely of John Schoenherr from July 15, 2015, when Barbara Rivera resigned from the Company’s Board of Directors. The Audit Committee approves the engagement of our independent auditors to render audit and non-audit services before they are engaged. All of the fees for 2015 and 2014 shown above were pre-approved by the Audit Committee.

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

ITEM 15. EXHIBITS

(a)      The following documents are filed as part of this Report. Portions of Item 15 are submitted as separate sections of this Report:

 (1)  Financial statements filed as part of this Report:

  Reports of Independent Registered Public Accounting Firm

  Consolidated Balance Sheets as at December 31, 2015 and 2014

  Consolidated Statements of Operations—Years ended December 31, 2015 and 2014

  Consolidated Statement of Stockholders’ Equity—Years ended December 31, 2015 and 2014

  Consolidated Statements of Cash Flows—Years ended December 31, 2015 and 2014

  Notes to Consolidated Financial Statements—December 31, 2015 and 2014

(b)     The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report

ITEM 8—FINANCIAL STATEMENTS

The following financial statements of BIO-key International, Inc. are included herein at the indicated page numbers:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

BIO-key International, Inc.

Wall, NJ

We have audited the accompanying consolidated balance sheets of BIO-key International, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the consolidated financial statements, the Company has suffered substantial net losses in recent years, has an accumulated deficit at December 31, 2015 and is dependent on debt and equity financing to fund its operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are disclosed in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.
Saddle Brook, New Jersey
March 30, 2016

BIO-key International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$4,321,078	$843,632
Accounts receivable, net	3,391,405	625,341
Due from factor	37,421	76,657
Inventory	348,645	11,825
Software license rights	5,000,000	-
Prepaid expenses and other	97,203	236,429
Total current assets	13,195,752	1,793,884
Software license rights	7,000,000	-
Equipment and leasehold improvements, net	63,877	103,509
Deposits and other assets	8,712	8,712
Intangible assets—less accumulated amortization	147,738	161,344
Total non-current assets	7,220,327	273,565
TOTAL ASSETS	$20,416,079	$2,067,449

LIABILITIES
Accounts payable	$1,158,555	$347,311
Accrued liabilities	626,918	488,617
Deferred revenue	376,405	429,233
Warrant liabilities	104,284	43,227
Total current liabilities	2,266,162	1,308,388
TOTAL LIABILITIES	2,266,162	1,308,388

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Series A-1 convertible preferred stock: authorized, 100,000 (liquidation preference of $100 per share); issued and outstanding 90,000 and 0 of $.0001 par value at December 31, 2015 and December 31, 2014, respectively	9	-
Series B-1 convertible preferred stock: authorized, 105,000 (liquidation preference of $100 per share); issued and outstanding 105,000 and 0 of $.0001 par value at December 31, 2015 and December 31, 2014, respectively	11	-
Common stock — authorized, 170,000,000 shares; issued and outstanding; 66,098,482 and 66,001,260 of $.0001 par value at December 31, 2015 and December 31, 2014, respectively	6,610	6,600
Additional paid-in capital	76,754,737	57,506,605
Accumulated deficit	(58,611,450)	(56,754,144)
TOTAL STOCKHOLDERS’ EQUITY	18,149,917	759,061
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,416,079	$2,067,449

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-2 reverse stock split, which was effective February 3, 2015.

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2015	2014

Revenues
Services	$931,394	$1,489,820
License fees and other	4,329,831	2,516,036
	5,261,225	4,005,856
Costs and other expenses
Cost of services	260,436	445,803
Cost of license fees and other	1,019,085	302,947
	1,279,521	748,750
Gross Profit	3,981,704	3,257,106

Operating expenses
Selling, general and administrative	4,121,030	3,670,090
Research, development and engineering	1,556,025	1,626,136
	5,677,055	5,296,226
Operating loss	(1,695,351)	(2,039,120)

Other income (deductions)
Interest income	14	7
Interest expense	(192,199)	-
Gain on derivative liabilities	31,142	157,253
Income taxes	(912)	(1,712)
	(161,955)	155,548
Net loss	$(1,857,306)	$(1,883,572)

Basic and Diluted Loss per Common Share	$(0.03)	$(0.03)

Weighted Average Shares Outstanding:
Basic and Diluted	66,032,523	59,047,282

All per-share amounts and BIO-key shares outstanding for all periods reflect BIO-key’s 1-for-2 reverse stock split, which was effective February 3, 2015.

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A-1 Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2013	—	$—	—	$—	57,921,258	$5,792	$55,915,715	$(54,870,572)	$1,050,935

Issuance of common stock and warrants pursuant to security purchase agreements					7,974,999	797	1,594,203	—	1,595,000
Issuance of common stock in exchange for cashless exercise of warrants					76,830	8	(8)	—	—
Issuance of common stock in exchange for cashless exercise of options					28,173	3	(3)	—	—
Reclassification of derivative liability					—	—	42,597	—	42,597
Repurchase of warrants					—	—	(150,000)	—	(150,000)
Stock issuance costs					—	—	(103,157)	—	(103,157)
Share-based compensation					—	—	207,258	—	207,258
Net loss					—	—	—	(1,883,572)	(1,883,572)

Balance as of December 31, 2014	—	$—	—	$—	66,001,260	$6,600	$57,506,605	$(56,754,144)	$759,061

Issuance of common stock for directors’ fees					97,222	10	16,990		17,000
Issuance of series A-1 and B-1 preferred stock	90,000	9	105,000	11			19,499,980		19,500,000
Dividends declared on preferred stock							(133,851)		(133,851)
Issuance of warrants for investment advisor							51,026		51,026
Stock issuance costs							(459,102)		(459,102)
Share-based compensation							273,089		273,089
Net loss								(1,857,306)	(1,857,306)

Balance as of December 31, 2015	90,000	$9	105,000	$11	66,098,482	$6,610	$76,754,737	$(58,611,450)	$18,149,917

All BIO-key share amounts for all periods reflect BIO-key’s 1-for-2 reverse stock split, which was effective February 3, 2015.

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,857,306)	$(1,883,572)
Adjustments to reconcile net loss to cash used for operating activities:
Allowance for doubtful accounts	(6,741)	-
Depreciation	42,996	40,186
Amortization of:
Intangible assets	13,606	13,606
Debt discount	92,199	-
Share and warrant-based compensation for employees and consultants	324,115	207,258
Gain on derivative liabilities	(31,142)	(157,253)
Stock issued to Directors	17,000	-
Change in assets and liabilities:
Accounts receivable	(2,759,323)	(341,316)
Due from factor	39,236	(74,208)
Inventory	(336,820)	(2,449)
Software license rights	(12,000,000)
Prepaid expenses and other	139,226	(162,947)
Accounts payable	811,244	(193,601)
Accrued liabilities	4,450	150,296
Deferred revenue	(52,828)	(98,927)
Net cash used for operating activities	(15,560,088)	(2,502,927)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,364)	(18,633)
Net cash used for investing activities	(3,364)	(18,633)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuances of preferred stock	19,500,000	-
Proceeds from issuances of common stock	-	1,595,000
Proceeds from issuance of note payable	250,000	-
Repayment of note payable	(250,000)	-
Repurchase of outstanding warrants	-	(150,000)
Costs to issue preferred and common stock and note payable	(459,102)	(103,157)
Net cash provided by financing activities	19,040,898	1,341,843
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,477,446	(1,179,717)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	843,632	2,023,349
CASH AND CASH EQUIVALENTS, END OF YEAR	$4,321,078	$843,632

 The accompanying notes are an integral part of these statements.

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Years ended December 31,
	2015	2014

Cash paid for:
Interest	$100,000	$—

Noncash investing and financing activities:
Reclassification of derivative liability to additional paid-in capital	$-	$42,597
Issuance of warrants for financing raise	92,199	-
Accrual of dividends	133,851	-

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE A —THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company, founded in 1993, develops and markets proprietary fingerprint identification biometric technology and software solutions. The Company also delivers advanced identification solutions and information services to law enforcement departments, public safety agencies and other government and private sector customers. Our mobile wireless technology provides first responders with critical, reliable, real-time data and images from local, state and national databases.

Basis of Presentation

The Company has incurred significant losses to date, and at December 31, 2015, it had an accumulated deficit of approximately $59 million. In addition, broad commercial acceptance of the Company’s technology is critical to the Company’s success and ability to generate future revenues. At December 31, 2015, total cash and cash equivalents were approximately $4,321,000, as compared to approximately $844,000 at December 31, 2014.

As discussed below, the Company has financed itself in the past through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. The Company currently requires approximately $512,000 per month to conduct operations, a monthly amount that it has been unable to achieve through revenue generation.   With the addition of the dividend obligations for the Series A-1 and B-1 shares, the monthly amount will increase by approximately $67,000, to $579,000.

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

Effective February 3, 2015, the Company implemented a reverse stock split of its outstanding common stock at a ratio of 1 - for - 2 shares. All share figures and results are reflected on a post-split basis. See Note O.

Summary of Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1.  Basis of Consolidation

The accompanying consolidated financial statements include the accounts of BIO-key International, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). Intercompany accounts and transactions have been eliminated in consolidation.

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

4.  Cash Equivalents

Cash equivalents consist of liquid investments with original maturities of three months or less.  At December 31, 2015 and 2014, cash equivalents consisted of a money market account.

5. Accounts Receivable

Accounts receivable are carried at original amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful receivables by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Accounts receivable at December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014

Accounts receivable	$3,405,190	$645,867
Allowance for doubtful accounts	(13,785)	(20,526)

Accounts receivable, net of allowances for doubtful accounts	$3,391,405	$625,341

The allowance for doubtful accounts for the years ended December 31, 2015 and 2014 is as follows:

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Year
Year Ended December 31, 2015
Allowance for Doubtful Accounts	$20,526	$-	$(6,741)	$13,785
Year Ended December 31, 2014
Allowance for Doubtful Accounts	$20,526	$-	$-	$20,526

6. Software License Rights

Software license rights acquired for re-sale to end users are recorded as assets when purchased. and are stated at the lower of cost or estimated net realizable value.

The cost of the software license rights has been initially allocated pro-rata to the maximum number of resalable end-user licenses in the rights contract and are charged to cost of sales ratably as each end user license is resold to a customer. Management re-evaluates the total sub-licenses it expects to sell during the term of the contract and will adjust the ratable costs charged to cost of sales accordingly.

The rights are also evaluated by management on a periodic basis to determine if estimated future net revenues, on a per sub-license basis, support the recorded basis of each license. If the estimated net revenues are less than the current carrying value of the capitalized software license rights, the Company will reduce the rights to their net realizable value.

Capitalized software license rights expected to be sold to customers in the succeeding year are classified as current assets.

7. Equipment and Leasehold Improvements, Intangible Assets and Depreciation and Amortization

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

	2015
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

8. Impairment or Disposal of Long Lived Assets, including Intangible Assets

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

9. Advertising Expense

The Company expenses the costs of advertising as incurred. Advertising expenses for 2015 and 2014 were approximately $339,000 and $252,000, respectively.

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

12. Earnings Per Share of Common Stock (“EPS”)

The Company’s EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuances of common stock, such as stock issuable pursuant to the conversion of preferred stock, exercise of stock options and warrants, when the effect of their inclusion is dilutive. See Note S - Earnings Per Share “EPS” for additional information.

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

The compensation expense recognized under ASC 718 amounted to $273,089 and $207,258 for 2015 and 2014, respectively.

The following table presents share-based compensation expenses included in the Company’s consolidated statements of operations:

	Year ended December 31,
	2015	2014

Selling, general and administrative	$134,047	$161,466
Research, development and engineering	139,042	45,792
	$273,089	$207,258

Valuation Assumptions for Stock Options

For 2015 and 2014, 1,428,000 and 1,835,000 stock options were granted, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2015	2014
Weighted average Risk free interest rate	1.46%	1.34%
Expected life of options (in years)	4.5	4.5
Expected dividends	0%	0%
Weighted average Volatility of stock price	117%	119%

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

15. Deferred Costs

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

17. Recent Accounting Pronouncements

In May 2014, ASU No. 2014-09, “Revenue from Contracts with Customers” was issued. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. The guidance will also require that certain contract costs incurred to obtain or fulfill a contract, such as sales commissions, be capitalized as an asset and amortized as revenue is recognized. Adoption of the new rules could affect the timing of both revenue recognition and the incurrence of contract costs for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The new standard was scheduled to be effective for reporting periods beginning after December 15, 2017 and early adoption is not permitted. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date" ("ASU 2015-14") which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods after December 15, 2018 including interim periods within annual periods beginning after December 15, 2019. The Company is currently evaluating the impact of adoption and the implementation approach to be used.

      Effective January 1, 2015, the Company adopted ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary items” (“ASU 2015-01”) was issued. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. The adoption of ASU 2014-15 did not have a material effect on its consolidated financial statements.

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

In July 2015 the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory" ("ASU 2015-11"). The amendments in ASU 2015-11 clarifies the measurement of inventory to be the lower of cost or realizable value and would only apply to inventory valued using the FIFO or average costing methods. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effects of adopting ASU 2015-11 on its consolidated financial statements but the adoption is not expected to have a significant impact.

In September 2015, FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). This standard requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 also requires separate presentation on the face of the income statement, or disclosure in the notes, of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amount had been recognized as of the acquisition date. ASU 2015-16 is effective for the Company beginning January 1, 2016. The Company does not believe that this will have a material impact on its consolidated financial statements.

In November 2015, FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). This standard requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. It may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. In the fourth quarter of 2015, the Company elected to early adopt using the prospective method. Therefore, no prior periods were retrospectively adjusted. The adoption did not have a material impact on the Company's consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE B—FACTORING

Due from factor consisted of the following as of December 31:

	Original Invoice Value	Factored Amount	Factored Balance due
Year Ended December 31, 2015
Factored accounts receivable	$149,680	$112,259	$37,421
Year Ended December 31, 2014
Factored accounts receivable	$306,625	$229,968	$76,657

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

	Years Ended December 31,
	2015	2014

Factoring fees	$383,629	$188,904

NOTE C—FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, inventory, due from factor, accounts payable and accrued liabilities are carried at, or approximate, fair value because of their short-term nature.

The fair value of the warrant liabilities is measured at fair value using the following assumptions:

	2015
Risk free interest rate	0.54%	-	1.70%
Expected term	0.82	-	4.73
Expected dividends		0
Volatility of stock price	84.5%	-	114.9%

For the embedded derivatives that were bifurcated from the associated host instruments, the Company utilized the Monte Carlo simulation. The stock volatility for each grant is determined based on the review of the experience of the weighted average of historical daily price changes of the Company’s common stock over the expected term and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the derivative.

The warrant and derivative liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about future activities and the Company’s stock prices and historical volatility as inputs.

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3). There were no assets as of or during the years ended December 31, 2015 and 2014 measured using significant unobservable inputs.

Fair Value Measurements Using

Significant Unobservable Inputs (Level 3):

Warrants issued Under October and November 2013 PI SPA (Note N2b)
Fair value at January 1, 2015	43,227
Gain on derivative	(35,749)
Value at December 31, 2015	7,478

Warrant issued under September 2015 SPA (Note H)
Fair value at January 1, 2015	-
Fair value at issuance	92,199
Loss on derivative	4,607
Value at December 31, 2015	96,806
Balance, December 31, 2015	$104,284

NOTE D—CONCENTRATION OF RISK

Financial instruments which potentially subject the Company to risk primarily consist of cash and accounts receivables.

The Company maintains its cash and cash equivalents with various financial institutions, which, at times may exceed the amounts insured by the Federal Deposit Insurance Corporation. The exposure to the Company is solely dependent upon daily bank balances and the respective strength of the financial institutions. The Company has not incurred any losses on these accounts. At December 31, 2015 and 2014, amounts in excess of insured limits were approximately $4,073,000 and $586,000, respectively.

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

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, as follows:

	Years Ended December 31,
	2015	2014

Customer A	37%	*
Customer B	*	11%
Customer C	*	10%
Customer D	*	44%

*      Less than 10% of total revenue

The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

	As of December 31,
	2015	2014

Customer A	62%	-
Customer B	14%	-
Customer C	11%	*
Customer D	-	62%

*      Less than 10% of total accounts receivable

Customer A’s receivable of $2,070,000 has been past due per the terms of the invoice for six months as of December 31, 2015. Based on prior history with this customer the Company feels the amount is fully collectable and has determined that a reserve is not necessary.

NOTE E—INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market, and consists primarily of fabricated assemblies and finished goods. Inventory is comprised of the following as of December 31:

	2015	2014
Current
Finished goods	246,475	11,825
Fabricated assemblies	102,170	-
Total current inventory	$348,645	$11,825

NOTE F—SOFTWARE LICENSE RIGHTS

On November 11, 2015, the Company entered into a license agreement for the rights to all software and documentation regarding the technology currently known as or offered under the FingerQ name (refer to Note K - Related Party). The license agreement grants the Company the exclusive right to reproduce, create derivative works and distribute copies of the FingerQ software and documentation, create new FingerQ related products, and grant sub-licenses of the licensed technology to end users. The license rights have been granted to the Company in perpetuity, with a stated number of end-user resale sub-licenses allowed under the contract. As of December 31, 2015, the Company has not sold any sub-licenses.

The Company made a one-time payment of $12,000,000 to the licensors. The cost of sub-license rights expected to be sold to customers in the succeeding year is $5,000,000 and is classified as a current asset.

NOTE G—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following as of December 31:

	2015	2014

Equipment	$398,910	$395,546
Furniture and fixtures	139,779	139,779
Software	28,624	28,624
Leasehold improvements	53,948	53,948
	621,261	617,897

Less accumulated depreciation and amortization	(557,384)	(514,388)

Total	$63,877	$103,509

Depreciation and amortization were $42,996 and $40,186 for 2015 and 2014, respectively.

NOTE H—INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31:

	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents and patents pending	$287,248	$(139,510)	$147,738	$287,248	$(125,904)	$161,344

Total	$287,248	$(139,510)	$147,738	$287,248	$(125,904)	$161,344

Aggregate amortization expense for both 2015 and 2014 was $13,606. The estimated aggregate amortization expense of intangible assets for the years following December 31, 2015 is approximately $14,000 per year for 2016 through 2020, and approximately $78,000 thereafter.

NOTE I—NOTE PAYABLE

Securities Purchase Agreement dated September 23, 2015

On September 23, 2015 the Company issued a promissory note due seven months from the date of issuance and a warrant to purchase 833,333 shares of common stock in net consideration after the original issue discount, of $250,000. The principal sum due under the note is the aggregate purchase price of $250,000 plus an original issue discount of approximately 20% of the purchase price and a one-time interest charge of 12% of the purchase price. The principal sum and all other amounts owing under the note were fully paid by the Company following the initial closing of the October 2015 Series A-1 Convertible Preferred Stock offering. The warrants are immediately exercisable at an exercise price of $0.30 per share and have a term of five years.

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

The Company did not value the derivative liability. One of the key determinants of the Company’s decision to not value the derivative liability was the high likelihood that a future financing would not occur that would trigger the down round feature. Whether a future equity financing would occur would be determined by the cash needs of the Company and management’s willingness to trigger the down round feature. The Company’s reasons were based on the issuance of Series A and Series B preferred stock in October and November of 2015, issued at a conversion price of $0.30.

The cashless exercise features contained in the warrants are considered to be derivatives and the Company recorded warrant liabilities on the consolidated balance sheet. The Company initially recorded a debt discount of $92,199 and a warrant liability in the same amount.  The debt discount is being amortized over the term of the loan.  The total amortized debt discount including interest expense was $192,199 for the year ended December 31, 2015. The warrants issued by the Company are valued using the Black-Scholes option-pricing model.  The Company is required to mark-to-market the warrant liabilities at the end of each reporting period. For the year ended December 31, 2015, the Company recorded a loss on the change in fair value of the cashless exercise features of $4,607. December 31, 2015, the fair value of the cashless exercise features was $96,806.

NOTE J—ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31:

	2015	2014

Compensation	$78,016	$203,349
Compensated absences	113,996	116,439
Dividends payable – preferred stock	133,851	3,435
Accrued legal and accounting fees	141,000	92,000
Sales tax payable	48,255	55,436
Other	111,800	17,958

Total	$626,918	$488,617

NOTE K—RELATED PARTY

Consulting Arrangement with Thomas J. Colatosti

In connection with his appointment to the Board of Directors in September 2002, and as acting Chief Financial Officer from November 2008 to December 2009, we had entered into a number of consulting arrangements with Thomas Colatosti. Under the most recent arrangement, which was entered into on January 12, 2010, Mr. Colatosti provided services to the Company and its subsidiaries and affiliates for the two-year term ended December 31, 2011 at a rate of $5,000 per month. All amounts owing to Mr. Colatosti were paid during 2014.

Licensing Agreement with Subsidiaries of China Goldjoy Group Limited.

On November 11, 2015 our subsidiary BIO-key Hong Kong Limited entered into a license purchase agreement with certain subsidiaries of China Goldjoy Group Limited (“CGG”). The license agreement provides for the grant of a perpetual, irrevocable, exclusive, worldwide, fully-paid license to all software and documentation regarding the software code, toolkit, electronic libraries and related technology currently known as or offered under the Finger Q name, together with perpetual license under all related patents held by the licensors and any other intellectual property rights owned by the licensors related to the forgoing software.  We made a one-time payment of $12,000,000 to the licensors. Mr. Yao Jianhu is the chairman and chief executive officer of CGG and a director of the Company. Mr. Wong Kwok Fong is the chief technology officer of CGG, the beneficial owner of 9.9% of our common stock, and a director of the Company.

NOTE L—DEFERRED REVENUE

Deferred revenue represents unearned revenue on maintenance contracts. Maintenance contracts include provisions for unspecified when-and-if available product updates and customer telephone support services, and are recognized ratably over the term of the service period. At December 31, 2015 and 2014, amounts in deferred revenue were approximately $376,000 and $429,000, respectively.

NOTE M—SEGMENT INFORMATION

The Company has determined that its continuing operations are one discrete segment consisting of Biometric products. Geographically, North American sales accounted for approximately 51% and 91% of the Company’s total revenues for 2015 and 2014, respectively.

NOTE N—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company does not own any real estate but conducts operations from three leased premises. These non-cancelable operating leases expire at various dates through 2018. In addition to base rent, the Company pays for property taxes, maintenance, insurance and other occupancy expenses according to the terms of the individual leases.

Future minimum rental commitments of non-cancelable operating leases are approximately as follows:

Years ending December 31,
2016	147,732
2017	152,364
2018	103,829
$403,925

Rental expense was approximately $170,000 and $174,000 during 2015 and 2014, respectively.

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

NOTE O— EQUITY

1. Preferred Stock

Within the limits and restrictions provided in the Company’s Certificate of Incorporation, the Board of Directors has the authority, without further action by the shareholders, to issue up to 5,000,000 shares of preferred stock, $.0001 par value per share, in one or more series, and to fix, as to any such series, any dividend rate, redemption price, preference on liquidation or dissolution, sinking fund terms, conversion rights, voting rights, and any other preference or special rights and qualifications. As of December 31, 2015, 100,000 shares of preferred stock have been designated as Series A-1 Convertible Preferred Stock, of which 90,000 shares are issued and outstanding, and 105,000 shares of preferred stock have been designated as Series B-1 Convertible Preferred Stock, all of which are outstanding.

Series A-1 Convertible Preferred Stock

On October 22 and 29, 2015, the Company issued 84,500 shares of Series A-1 Convertible Preferred Stock at a purchase price of $100.00 per share, for aggregate gross proceeds of $8,450,000. On November 11, 2015, 5,500 additional shares of Series A-1 Convertible Preferred Stock were issued at a purchase price of $100.00 per share, for gross cash proceeds of $550,000. Shares of the Series A-1 Convertible Preferred Stock are convertible at any time at the option of the holder into shares of common stock by dividing the Series A-1 Original Issue Price by an initial conversion price of $0.30 per share, subject to adjustment for stock dividends, stock splits, combinations, and reclassifications of the Company’s capital stock, and subject to a “blocker provision” which prohibits conversion if such conversion would result in the holder being the beneficial owner of in excess of 9.99% of the Company’s common stock. The Series A-1 Shares accrue dividends at the rate of 6% per annum payable quarterly on April 1, July, 1, October 1, and January 1 of each year. Until October 1, 2017, the dividends are payable in cash provided that if payment in cash would be prohibited under applicable Delaware corporation law or cause the Company to breach any agreement for borrowed money, such dividends are payable in kind through the issuance of additional shares of common stock having a value equal to the volume weighted average trading price of the Company’s common stock for the ten (10) days preceding the applicable dividend payment date. Commencing January 1, 2018, dividends are payable at the option of the Company in cash or kind through the issuance of additional shares of common valued as described above.

The holders of the Series A-1 shares are entitled to designate one person to serve on the Board of Directors of the Company. The holders of the Series A-1 Shares are entitled to vote on an as converted to common stock basis together with the holders of our common stock on all matters presented to our stockholders. Upon any liquidation or dissolution of the Company, any merger or consolidation involving the Company or any subsidiary of the Company in which the shares of capital stock of the Company outstanding immediately prior to such merger or consolidation do not represent immediately following such merger or consolidation at least a majority of the voting power of the capital stock of the resulting or surviving corporation, or the sale of all or substantially all assets in a single transaction or a series of related transactions, unless the holders of at least a majority of the outstanding Series A-1 Shares elect otherwise, holders of Series A-1 Shares shall be entitled to receive prior to any payment to any holders of the Company’s common stock an amount per share equal to $100.00 per share plus any declared and unpaid dividends (pari-passu with the Series B-1 holders). As at December 31, 2015 $97,392 of dividends were accrued for the holders of the Series A-1 shares. This amount was paid January 6, 2016.

The Series A-1 Preferred Stock contains options that based on an evaluation of FASB ASC 815-15, “Embedded Derivatives” and FASB ASC 815-40-15, “Contracts in Entity’s Own Equity - Scope and Scope Exceptions,” are considered embedded features:  Preferred Stock’s conversion option:  The Preferred Stock is convertible at the Holder’s option at any time at the fixed conversion price of $0.30 per share; Quarterly Dividend Conversion Option:  From issuance until December 31, 2017, the majority of Holders may elect to have the Stock’s Quarterly dividend payment made in shares of Common Stock, having a value equal to the volume weighted average trading price of the Common Stock during the ten (10) trading day period preceding the applicable dividend payment date. These features were analyzed by the Company and determined that they were not required to be bifurcated from the preferred stock and recorded as derivatives as they are clearly and closely related to an equity host.

Series B-1 Convertible Preferred Stock

On November 11, 2015, the Company issued 105,000 shares of Series B-1 Convertible Preferred Stock at a purchase price of $100.00 per share, for gross proceeds of $10,500,000.  Shares of the Series B-1 Convertible Preferred Stock are convertible at any time at the option of the holder into shares of common stock by dividing the Series B-1 Original Issue Price by an initial conversion price of $0.30 per share, subject to adjustment for stock dividends, stock splits, combinations, and reclassifications of the Company’s capital stock, and subject to a “blocker provision” which prohibits conversion if such conversion would result in the holder being the beneficial owner of in excess of 9.99% of the Company’s common stock. The Series B-1 Shares accrue dividends at the rate of 2.5% per annum payable quarterly on April 1, July, 1, October 1, and January 1 of each year payable in cash provided that if payment in cash would be prohibited under applicable Delaware corporation law or cause the Company to breach any agreement for borrowed money, or if the majority of the outstanding shares of the Series B-1 Shares elect otherwise, such dividends are payable in kind through the issuance of additional shares of common stock having a value equal to the volume weighted average trading price of the Company’s common stock for the ten (10) days preceding the applicable dividend payment date.

The holders of the Series B-1 shares are entitled to designate one person to serve on the Board of Directors of the Company. The holders of the Series B-1 Shares are entitled to vote on an as converted to common stock basis together with the holders of our common stock on all matters presented to our stockholders. Upon any liquidation or dissolution of the Company, any merger or consolidation involving the Company or any subsidiary of the Company in which the shares of capital stock of the Company outstanding immediately prior to such merger or consolidation do not represent immediately following such merger or consolidation at least a majority of the voting power of the capital stock of the resulting or surviving corporation, or the sale of all or substantially all assets in a single transaction or a series of related transactions, unless the holders of at least a majority of the outstanding Series B-1 Shares elect otherwise, holders of Series B-1 Shares shall be entitled to receive prior to any payment to any holders of the Company’s common stock an amount per share equal to $100.00 per share plus any declared and unpaid dividends (pari-passu with the Series A-1 holders). As at December 31, 2015 $36,459 of dividends were accrued for the holders of the Series B-1 shares. This amount was paid on January 5, 2016.

The Series B-1 Preferred Stock contains options that based on an evaluation of FASB ASC 815-15, “Embedded Derivatives” and FASB ASC 815-40-15, “Contracts in Entity’s Own Equity - Scope and Scope Exceptions,” are considered embedded features:  Preferred Stock’s conversion option:  The Preferred Stock is convertible at the Holder’s option at any time at the fixed conversion price of $0.30 per share; Quarterly Dividend Conversion Option:  The majority of Holders may elect to have the Stock’s Quarterly dividend payment made in shares of Common Stock, having a value equal to the volume weighted average trading price of the Common Stock during the ten (10) trading day period preceding the applicable dividend payment date. These features were analyzed by the Company and determined that they were not required to be bifurcated from the preferred stock and recorded as derivatives as they are clearly and closely related to an equity host.

 Stock Issuance Costs

Costs of approximately $375,000 were incurred in relation to the issuance of both the Series A-1 and Series B-1 preferred stock.

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

Issuances of Common Stock

      a)     Securities Purchase Agreement dated November 13, 2014

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

The Company valued the purchase price reset feature using a Monte Carlo simulation at the date of issuance, and December 31, 2014, and determined that the purchase price reset feature had no value as the calculated price of the common stock was not below $0.20 per share. At December 31, 2015 the calculated price was below $0.20, however the Company did not value the reset feature based on the issuance of Series A and Series B preferred stock in October and November of 2015, issued at a conversion price of $0.30.

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

The Company did not value the derivative liability. One of the key determinants of the Company’s decision to not value the derivative liability was the high likelihood that a future financing would not occur that would trigger the down round feature. Whether a future equity financing would occur would be determined by the cash needs of the Company and management’s willingness to trigger the down round feature. The Company’s reason was based on the issuance of Series A and Series B preferred stock in October and November of 2015, issued at a conversion price of $0.30.

Under GAAP, the Company is required to mark-to-market the derivative liability at the end of each reporting period. The Company did not value the derivative liability at the date of issuance, December 31, 2014 or December 31, 2015. At such dates, the Company determined that it was highly unlikely that an equity financing would occur that would trigger the down round feature. Such conclusion was based upon the discussion noted above.

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

b) Derivative Liabilities: Securities Purchase Agreements dated October 25, 2013 and November 8, 2013

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

The cashless exercise features contained in the warrants are considered to be derivatives and the Company recorded warrant liabilities on the consolidated balance sheet. The Company initially recorded the warrant liabilities equal to their estimated fair value of $325,891. Such amount was also recorded as a reduction of additional paid-in capital. The Company is required to mark-to-market the warrant liabilities at the end of each reporting period. For the year ended December 31, 2015, the Company recorded a gain on the change in fair value of the cashless exercise features of $35,749.  As of December 31, 2015, the fair value of the cashless exercise features was $7,478. The fair value of the cashless exercise features was $43,227 as of December 31, 2014.

c)     Employees’ exercise options

During the year ended December 31, 2014, 54,166 stock options were exercised resulting in the cashless issuance of 28,173 post-split shares of common stock. No stock options were exercised during the year ended December 31, 2015.

3. Warrants

The Company has issued warrants to certain creditors, investors, investment bankers and consultants. A summary of warrant activity is as follows:

	Total Warrants	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value

Outstanding, as of January 1, 2014	19,334,579	$0.52	2.79

Granted	11,962,501	0.30
Exercised	(150,000)	0.20
Forfeited	(7,974,999)	0.50
Expired	(125,000)	0.60
Repurchased	(4,000,000)	0.60
Outstanding, as of December 31, 2014	19,047,081	0.37	3.91	—
Granted	1,408,333	0.26
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, as of December 31, 2015	20,455,414	0.37	3.02	—
Vested or expected to vest at December 31, 2015	20,455,414	0.37	3.02	—
Exercisable at December 31, 2015	20,311,664	$0.37	3.01	—

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

The fair value of the warrants was initially estimated on the date of grant at $98,065 using the Black-Scholes option-pricing model. The warrant valuation is required to be mark-to-market at each reporting period, and at December 31, 2015, the fair value was estimated to be $68,035 with the following assumptions: risk free interest rate: 1.58%, expected remaining life of options in years: 4.19, expected dividends: 0, volatility of stock price: 115.9%.

Share based expense related to the value of the stock warrants is recorded over the requisite service period, which is generally the vesting period for each tranche. For the year ended December 31, 2015, the Company recorded an expense of $51,026 related to the stock warrants.

On September 23, 2015, the Company issued a warrant to purchase 833,333 shares of common stock in connection with the issuance of a promissory note. Refer to Note I for details.

NOTE P—STOCK OPTIONS

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

2015 Stock Option Plan

On January 27, 2016, the shareholders approved the 2015 Equity Incentive Plan (the 2015 Plan). Under the terms of this plan, 8,000,000 post-split shares of common stock are reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 100-110% of fair market value. The term of stock options granted may not exceed ten years. Options issued under the Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, certain stock awards issued under this plan may be subject to additional acceleration of vesting as may be provided in the participants’ written agreement. The Plan expires in December 2025.

Non-Plan Stock Options

Periodically, the Company has granted options outside of the 1999 and 2004 Plans to various employees and consultants. In the event of change in control, as defined, certain of the non-plan options outstanding vest immediately.

Stock Option Activity

Information summarizing option activity is as follows:

	Number of Options				Weighted average exercise	Weighted average remaining life	Aggregate intrinsic
	1999 Plan	2004 Plan	Non Plan	Total	price	(in years)	value

Outstanding, as of December 31, 2013	250,000	1,845,304	600,000	2,695,304	$0.33

Granted	—	—	1,835,000	1,835,000	0.39
Exercised	—	(54,166)	—	(54,166)	0.25
Forfeited	—	(129,168)	(225,000)	(354,168)	0.34
Expired	—	(26,665)	—	(26,665)	0.29
Outstanding, as of December 31, 2014	250,000	1,635,305	2,210,000	4,095,305	$0.36	4.45	$24,325

Granted	—	—	1,428,000	1,428,000	0.18
Exercised	—	—	—	—
Forfeited	—	(41,667)	(462,585)	(504,252)	0.31
Expired	—	(573,638)	(66,582)	(640,220)	0.25
Outstanding, as of December 31, 2015	250,000	1,020,000	3,108,833	4,378,833	$0.32	4.57	$240
Subject to vesting at December 31, 2015				3,628,853	$0.34	4.22	$129
Exercisable at December 31, 2015				1,931,653	$0.38	2.94	$0

The options outstanding and exercisable at December 31, 2015 were in the following exercise price ranges:

			Options Outstanding			Options Exercisable
Range of exercise prices			Number of shares	Weighted average exercise price	Weighted average remaining life (in years)	Number exercisable	Weighted average exercise price
$0.15	-	0.40	2,893,000	$0.24	4.68	1,244,167	$0.28
0.41	-	0.79	1,280,833	0.41	5.18	482,486	0.41
0.80	-	0.92	205,000	0.90	1.02	205,000	0.90
$0.15	-	0.92	4,378,833			1,931,653

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.16 as of December 31, 2015, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2015 was 0.

The weighted average fair value of options granted during the years ended December 31, 2015 and 2014 was $0.14 and $0.32 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2015 and 2014 was $0 and 14,650, respectively. The total fair value of shares vested during the years ended December 31, 2015 and 2014 was $265,247 and $143,382 respectively.

As of December 31, 2015, future compensation cost related to nonvested stock options is $318,177 and will be recognized over an estimated weighted average period of 1.50 years.

NOTE Q—INCOME TAXES

There was no provision for federal or state taxes as at December 31, 2015 and 2014.

The Company has deferred taxes due to income tax credits, net operating loss carryforwards, and the effect of temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of deferred taxes are as follows at December 31:

	2015	2014

Current asset:
Accrued compensation	$75,000	$88,000
Accounts receivable allowance	5,000	8,000
Non-current asset (liability):
Stock-based compensation	258,000	174,000
Basis differences in fixed assets	(16,000)	(26,000)
Basis differences in intangible assets	55,000	(63,000)
Net operating loss and credit carryforwards	17,994,000	17,540,000
Valuation allowances	(18,372,000)	(17,721,000)

	$—	$—

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

As of December 31, 2015, the Company has federal net operating loss carryforwards of approximately $50,700,000 subject to expiration between 2019 and 2035.  These net operating loss carryforwards are subject to the limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company.

A reconciliation of the effective income tax rate on operations reflected in the Statements of Operations to the US Federal statutory income tax rate is presented below.

	2015	2014

Federal statutory income tax rate	34%	34%
Permanent differences	—	—)
Effect of net operating loss	(34)	(34)

Effective tax rate	—%	—%

The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The periods from 2012 through 2015 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax audit risk beyond those periods. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any significant interest expense recognized during the years ended December 31, 2015 and 2014.

NOTE R—PROFIT SHARING PLAN

The Company has established a savings plan under section 401(k) of the Internal Revenue Code. All employees of the Company, after completing one day of service are eligible to enroll in the 401(k) plan. Participating employees may elect to defer a portion of their salary on a pre-tax basis up to the limits as provided by the IRS Code. The Company is not required to match employee contributions but may do so at its discretion. The Company made no contributions during the years ended December 31, 2015 and 2014.

NOTE S—EARNINGS PER SHARE (EPS)

The Company’s basic EPS is calculated using net income (loss) available to common shareholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of preferred stock.

The reconciliation of the numerator of the basic and diluted EPS calculations, due to the inclusion of preferred stock dividends was as follows for the following fiscal years ended December 31:

	2015	2014

Basic Numerator:
Loss from continuing operations	$(1,857,306)	$(1,883,572)
Convertible preferred stock dividends	(133,851)	-
Net loss available to common stockholders (basic and diluted EPS)	$(1,991,157)	$(1,883,572)

The following table summarizes the weighted average securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive.

	Years ended December 31,
	2015	2014

Preferred stock	10,309,132	-
Stock options	55,664	516,214
Warrants	-	2,013,491

Potentially dilutive securities	10,364,796	2,529,705

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Years ended December 31,
	2014	2014

Stock options	2,838,333	1,615,000
Warrants	20,455,414	7,084,580

Total	23,293,747	8,699,580

NOTE T—SUBSEQUENT EVENTS

On January 27, 2016, holders of common stock, Series A-1 Preferred Stock, and Series B-1 Preferred Stock approved a proposal to effect a reverse split of the Company’s issued and outstanding common stock at a ratio between 1-for-4 and 1-for-12, with the final decision of whether to proceed with the reverse stock split and the exact ratio and timing of the reverse split to be determined by the board of directors, in its discretion, no later than December 30, 2016.

The Company has reviewed subsequent events through the date of this filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-KEY INTERNATIONAL, INC.

Date: March 30, 2016	By:	/s/ MICHAEL W. DEPASQUALE
Michael W. DePasquale
CHIEF EXECUTIVE OFFICER (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. DEPASQUALE	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2016
Michael W. DePasquale

/s/ CECILIA WELCH	Chief Financial Officer (Principal Accounting Officer)	March 30, 2016
Cecilia Welch

/s/ JOHN SCHOENHERR	Director	March 30, 2016
John Schoenherr

/s/ CHARLES P. ROMEO	Director	March 30, 2016
Charles P. Romeo

/s/ THOMAS E. BUSH III	Director	March 30, 2016
Thomas E. Bush

/s/ THOMAS GILLEY	Director	March 30, 2016
Thomas Gilley

/s/ WONG KWOK FONG	Director	March 30, 2016
Wong Kwok Fong

/s/ YAO JIANHUI	Director	March 30, 2016
Yao Jianhui

EXHIBIT INDEX

Exhibit	Exhibit
No.

3.1	Certificate of Incorporation of BIO-key International, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the SEC on January 5, 2005)

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the current report on Form 8-K, filed with the SEC on January 5, 2005)

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Appendix A to the definitive proxy statement, filed with the SEC on January 18, 2006)

3.4

Certificate of Amendment of Certificate of Incorporation of Bio-key International, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed with the SEC on March 31, 2015)

3.5

Certificate of Elimination of BIO-key International, Inc. filed October 6, 2015 (incorporated by reference to Exhibit 3.5 to the registration statement on Form S-1 File No. 333-208747 filed with the SEC on December 23, 2015)

3.6

Certificate of Designation of Preferences, Rights and Limitations of Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the SEC on November 2, 2015)

3.7

Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q, filed with the SEC on November 16, 2015)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the registration statement on Form SB-2, File No. 333-16451)

5.1	Opinion of Fox Rothschild LLP (incorporated by reference to Exhibit 5.1 to the registration statement on Form S-1 File No. 333-208747 filed with the SEC on December 23, 2015)

10.1	SAC Technologies, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.24 to the annual report on Form 10-KSB, filed with the SEC on April 14, 2000)

10.2

Employment Agreement by and between BIO-key International, Inc. and Mira LaCous dated November 20, 2001 (incorporated by reference to Exhibit 10.39 to the current report on Form 8-K, filed with the SEC on January 22, 2002)

10.3

BIO-key International, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.48 to amendment no. 1 the registrant’s registration statement on Form SB-2, File No. 33-120104, filed with the SEC on December 14, 2004)

10.4

Options to Purchase 50,000 and 32,620 Shares of Common Stock issued to Charles Romeo (incorporated by reference to Exhibit 10.78 to the annual report on Form 10-K, filed with the SEC on March 11, 2009)

10.5

Options to Purchase 50,000 and 48,930 Shares of Common Stock issued to John Schoenherr incorporated by reference to Exhibit 10.79 to the annual report on Form 10-K, filed with the SEC on March 11, 2009)

10.6	Option to Purchase 500,000 Shares of Common Stock issued to Michael W. DePasquale (incorporated by reference to Exhibit 10.84 to the annual report on Form 10-K, filed with the SEC on March 11, 2009)

10.7	Option to Purchase 50,000 Shares of Common Stock issued to Charles Romeo (incorporated by reference to Exhibit 10.87 to the annual report on Form 10-K, filed with the SEC on March 11, 2009)

10.8	Option to Purchase 100,000 Shares of Common Stock issued to John Schoenherr (incorporated by reference to Exhibit 10.88 to the annual report on Form 10-K, filed with the SEC on March 11, 2009)

10.9

Employment Agreement, effective March 25, 2010, by and between the Company and Michael W. DePasquale (incorporated by reference to Exhibit 10.93 to the annual report on Form 10-K, filed with the SEC on March 26, 2010)

10.10

Omnibus Amendment and Waiver Agreement, dated as of December 30, 2010, by and between the Company and InterAct911 Mobile Systems, Inc., and SilkRoad Equity, LLC (incorporated by reference to Exhibit 10.40 to the annual report on Form 10-K, filed with the SEC on March 23, 2011 )

10.11

Note Purchase Agreement, dated February 26, 2013, by and between the Company and DRNC Holdings, Inc. (incorporated by reference to Exhibit 10.1 to quarterly report on Form 10-Q, filed with the SEC on May 15, 2013)

10.12

Securities Purchase Agreement, dated February 26, 2013, by and between the Company and DRNC Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q, filed with the SEC on May 15, 2013)

10.13

Form of Securities Purchase Agreement, dated February 26, 2013, by and between the Company and certain investors (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q, filed with the SEC on May 15, 2013)

10.14	Form of Securities Purchase Agreement, dated July 23, 2013, by and between the Company and certain investors
(incorporated by reference to Exhibit 10.29 to the registration statement on Form S-1, filed with the SEC on July 26, 2013)

10.15	Form of Warrant (incorporated by reference to Exhibit 10.30 to the registration statement on Form S-1, filed with the SEC on July 26, 2013)

10.16

Form of Securities Purchase Agreement by and between the Company and certain investors dated October 25, 2013 and November 8, 2013 (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q, filed with the SEC on November 14, 2013)

10.17

Form of Investor Warrant by and between the Company and certain investors dated October 25, 2013 and November 8, 2013 (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q, filed with the SEC on November 14, 2013)

10.18

Form of Registration Rights Agreement by and between the Company and certain investors dated October 25, 2013 and November 8, 2013 (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q, filed with the SEC on November 14, 2013)

10.19

Form of Supplement to Securities Purchase Agreement by and between the Company and certain investors dated November 8, 2013 (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q, filed with the SEC on November 14, 2013)

10.20	Option to Purchase 25,000 Shares of Common Stock issued to Charles Romeo (incorporated by reference to Exhibit 10.35 to the annual report on Form 10-K, filed with the SEC on March 31, 2014)

10.21	Option to Purchase 25,000 Shares of Common Stock issued to John Schoenherr (incorporated by reference to Exhibit 10.36 to the annual report on Form 10-K, filed with the SEC on March 31, 2014)

10.22	Option to Purchase 500,000 Shares of Common Stock issued to Michael W. DePasquale (incorporated by reference to Exhibit 10.37 to the annual report on Form 10-K, filed with the SEC on March 31, 2014)

10.23	Option to Purchase 62,500 Shares of Common Stock issued to Mira LaCous (incorporated by reference to Exhibit 10.40 to the annual report on Form 10-K, filed with the SEC on March 31, 2014)

10.24	Option to Purchase 150,000 Shares of Common Stock issued to Cecilia Welch (incorporated by reference to Exhibit 10.41 to the annual report on Form 10-K, filed with the SEC on March 31, 2014)

10.25

Employment Agreement by and between BIO-key International, Inc. and Cecilia Welch dated May 15, 2013 (incorporated by reference to Exhibit 10.42 to the annual report on Form 10-K, filed with the SEC on March 31, 2014)

10.26

Third Amendment to Lease Agreement by and between BIO-key International, Inc. and Victor AOP, Inc. dated June 30, 2013 (incorporated by reference to Exhibit 10.43 to the annual report on Form 10-K, filed with the SEC on March 31, 2014)

10.27

First Amendment to Lease Agreement by and between BIO-key International, Inc. and BRE/DP MN LLC dated September 12, 2013 (incorporated by reference to Exhibit 10.44 to the annual report on Form 10-K, filed with the SEC on March 31, 2014)

10.28

Form of Securities Purchase Agreement by and between the Company and certain investors dated November 13, 2014 (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q, filed with the SEC on November 14, 2014)

10.29

Form of Investor Warrant, by and between the Company and certain investors dated November 13, 2014 (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q, filed with the SEC on November 14, 2014)

10.30

Form of Registration Rights Agreement by and between the Company and certain investors dated November 13, 2014 (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q, filed with the SEC on November 14, 2014)

10.31	Form of Convertible Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on November 2, 2015)

10.32	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the SEC on November 2, 2015)

10.33	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q, filed with the SEC on November 16, 2015)

10.34	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q, filed with the SEC on November 16, 2015)

10.35	BIO-key International, Inc. 2015 Equity Incentive Plan (incorporated by reference to Appendix A to the definitive proxy statement filed with the SEC on December 15, 2015)

10.36

Software License Purchase Agreement Dated November 11, 2015 by and among BIO-key Hong Kong Limited, Shining Union Limited, WWTT Technology China, Golden Vast Macao Commercial Offshore Limited, Giant Leap International Limited (incorporated by reference to Exhibit 10.36 to the registration statement on Form S-1 File No. 333-208747 filed with the SEC on December 23, 2015)**

21.1*	List of subsidiaries of BIO-key International, Inc.
23.1*	Consent of RMSBG
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

* filed herewith

** Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted sections have been filed separately with the Securities and Exchange Commission.