Form 10-Q
period 2016-03-31
BIO KEY INTERNATIONAL INC
filed 2016-05-16
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of May 13, 2016 was 66,339,656.

BIO-KEY INTERNATIONAL, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

BIO-KEY International, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,474,648	$4,321,078
Accounts receivable, net of allowance for doubtful accounts of $13,785 at March 31, 2016 and December 31, 2015	2,223,647	3,391,405
Due from factor	147,102	37,421
Inventory	458,853	348,645
Software license rights	5,000,000	5,000,000
Prepaid expenses and other	100,727	97,203
Total current assets	11,404,977	13,195,752
Software license rights, less current portion	7,000,000	7,000,000
Equipment and leasehold improvements, net	71,646	63,877
Deposits and other assets	8,712	8,712
Intangible assets—less accumulated amortization	144,337	147,738
Total non-current assets	7,224,695	7,220,327
TOTAL ASSETS	$18,629,672	$20,416,079

LIABILITIES
Accounts payable	$628,631	$1,158,555
Accrued liabilities	312,066	493,067
Dividends payable	200,625	133,851
Deferred revenue	455,291	376,405
Warrant liabilities	104,322	104,284
Total current liabilities	1,700,935	2,266,162
TOTAL LIABILITIES	1,700,935	2,266,162

Commitments and Contingencies
STOCKHOLDERS’ EQUITY:

Series A-1 convertible preferred stock: authorized, 100,000 (liquidation preference of $100 per share); issued and outstanding 90,000 of $.0001 par value	9	9
Series B-1 convertible preferred stock: authorized, 105,000 (liquidation preference of $100 per share); issued and outstanding 105,000 of $.0001 par value	11	11
Common stock — authorized, 170,000,000 shares; issued and outstanding; 66,198,482 and 66,098,482 of $.0001 par value at March 31, 2016 and December 31, 2015, respectively	6,620	6,610
Additional paid-in capital	76,696,761	76,754,737
Accumulated deficit	(59,774,664)	(58,611,450)
TOTAL STOCKHOLDERS’ EQUITY	16,928,737	18,149,917
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,629,672	$20,416,079

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY International, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2016	2015

Revenues
Services	$284,726	$250,353
License fees and other	145,866	398,473
	430,592	648,826
Costs and other expenses
Cost of services	55,782	67,063
Cost of license fees and other	56,066	72,293
	111,848	139,356
Gross Profit	318,744	509,470

Operating Expenses
Selling, general and administrative	991,613	1,040,681
Research, development and engineering	489,401	406,641
Total Operating Expenses	1,481,014	1,447,322
Operating loss	(1,162,270)	(937,852)
Other income (expenses)
Interest income	6	2
Gain (loss) on derivative liabilities	(38)	14,659
Income taxes	(912)	(912)
Total Other Income (Expenses)	(944)	13,749
Net loss	(1,163,214)	(924,103)
Convertible preferred stock dividends	(200,625)	-
Net loss available to common stockholders	$(1,363,839)	$(924,103)

Basic & Diluted Loss per Common Share	$(0.02)	$(0.01)

Weighted Average Shares Outstanding:
Basic & Diluted	66,123,757	66,001,260

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY International, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,163,214)	$(924,103)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation	11,518	10,606
Amortization of intangible assets	3,401	3,401
Share and warrant-based compensation for employees and consultants	158,363	162,219
Loss (gain) on derivative liabilities	38	(14,659)
Stock based directors fees	16,000	-
Change in assets and liabilities:
Accounts receivable	1,167,758	36,034
Due (from) to factor	(109,681)	192,705
Inventory	(110,208)	(193,585)
Prepaid expenses and other	(3,524)	127,839
Accounts payable	(529,924)	68,518
Accrued liabilities	(181,001)	(17,201)
Deferred revenue	78,886	29,001
Net cash used for operating activities	(661,588)	(519,225)
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(19,287)	-
Net cash used for investing activities	(19,287)	-
CASH FLOW FROM FINANCING ACTIVITIES:
Preferred dividends paid	(133,851)	-
Costs to issue preferred and common stock	(31,704)	(20,908)
Net cash used for financing activities	(165,555)	(20,908)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(846,430)	(540,133)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,321,078	843,632
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,474,648	$303,499

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY International, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2016	2015

Cash paid for:
Interest	$—	$—

Noncash Investing and financing activities
Accrual of dividends	$200,625	$-

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY International Inc., and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 (Unaudited)

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The balance sheet at March 31, 2016 was derived from the audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Form 10-K”), filed with the SEC on March 30, 2016.

 Recently Issued Accounting Pronouncements

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

In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires debt issuance costs related to a debt liability measured at amortized cost to be reported in the balance sheet as a direct deduction from the face amount of the debt liability. ASU 2015-03 is effective for interim and annual periods beginning January 1, 2016 with early adoption permitted, and is applied on a retrospective basis. The adoption of ASU 2015-03 did not materially impact the Company’s consolidated financial statements.

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

In September 2015, FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). This standard requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 also requires separate presentation on the face of the income statement, or disclosure in the notes, of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amount had been recognized as of the acquisition date. ASU 2015-16 is effective for the Company beginning January 1, 2016 and did not have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" (“ASU 2015-17”). This update requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified statement of financial position. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early application is permitted as of the beginning of the interim or annual reporting period. The Company is currently evaluating the effects of adopting ASU 2015-17 on its consolidated financial statements but the adoption is not expected to have a significant impact.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The update addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments, specifically equity investments and financial instruments measured at amortized cost. ASU 2016-01 is effective for public companies for annual and interim periods beginning after December 15, 2017.  Management is currently assessing the impact ASU 2016-01 will have, if any, on the Company’s consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”).  ASU 2016-09 requires, among other things, that excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement rather than as additional paid-in capital, changes the classification of excess tax benefits from a financing activity to an operating activity in the statement of cash flows, and allows forfeitures to be accounted for when they occur rather than estimated.  ASU 2016-09 is effective for public companies for interim and annual periods beginning after December 15, 2016.  Management is currently assessing the impact ASU 2016-09 will have on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

Reclassification

Reclassifications occured to certain prior year amounts in order to conform to the current year classifications. The reclassifications have no effect on the reported net loss.

2.	GOING CONCERN

The Company has incurred significant losses to date, and at March 31, 2016, it had an accumulated deficit of approximately $60 million. In addition, broad commercial acceptance of the Company’s technology is critical to the Company’s success and ability to generate future revenues. At March 31, 2016, total cash and cash equivalents were approximately $3,475,000, as compared to approximately $4,321,000 at December 31, 2015.

The Company has financed itself in the past through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. The Company currently requires approximately $512,000 per month to conduct operations, a monthly amount that it has been unable to achieve through revenue generation.   With the addition of the dividend obligations for the Series A-1 and B-1 preferred shares, the monthly amount will increase by approximately $67,000, to $579,000.

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

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2016	2015

Selling, general and administrative	$145,878	$133,459
Research, development and engineering	28,485	28,760
	$174,363	$162,219

4.	FACTORING

Due from factor consisted of the following as of:

	March 31,	December 31,
	2016	2015

Original invoice value	$588,770	$149,680
Factored amount	(441,668)	(112,259)
Balance due from factor	$147,102	$37,421

As of December 2011, the Company entered into a 24 month accounts receivable factoring arrangement with a financial institution (the “Factor”). In April 2012, the terms were updated from monthly to quarterly, and the 24-month arrangement was extended to August 1, 2014.  In July of 2014, the arrangement was extended to July 31, 2016. Pursuant to the terms of the arrangement, the Company, from time to time, sells to the Factor certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 35% of the foreign and 75% of the domestic accounts receivable balance to the Company (the “Advance Amount”), with the remaining balance, less fees, to be forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. In addition, the Company, from time to time, receives over advances from the Factor. Factoring fees range from 2.75% to 21% of the face value of the invoice factored, and are determined by the number of days required for collection of the invoice. The cost of factoring is included in selling, general and administrative expenses. The cost of factoring was as follows:

	Three Months ended March 31,
	2016	2015

Factoring fees	$195,012	$38,642

5.	INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market, and consists primarily of fabricated assemblies and finished goods. Inventory is comprised of the following as of:

	March 31,	December 31,
	2016	2015

Finished goods and licenses	$357,283	$246,475
Fabricated assemblies	101,570	102,170
Total inventory	$458,853	$348,645

6.	SOFTWARE LICENSE RIGHTS

On November 11, 2015, the Company entered into a license agreement for the rights to all software and documentation regarding the technology currently known as or offered under the FingerQ name. The license agreement grants the Company the exclusive right to reproduce, create derivative works and distribute copies of the FingerQ software and documentation, create new FingerQ related products, and grant sub-licenses of the licensed technology to end users. The license rights have been granted to the Company in perpetuity, with a stated number of end-user resale sub-licenses allowed under the contract for a total of $12,000,000. The cost of sub-license rights expected to be sold to customers in the succeeding year is $5,000,000 and is classified as a current asset, and the balance as non-current.

	March 31,	December 31,
	2016	2015

Current software license rights	$5,000,000	$5,000,000
Non-current software license rights	7,000,000	7,000,000
Total software license rights	$12,000,000	$12,000,000

7.	EARNINGS PER SHARE (“EPS”)

The Company’s basic EPS is calculated using net income (loss) available to common shareholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes and preferred stock.

The reconciliation of the numerator of the basic and diluted EPS calculations was as follows for the three month periods ended March 31, 2016 and 2015:

	Three Months ended March 31,
	2015	2015

Basic Numerator:

Net loss	$(1,163,214)	$(924,103)
Convertible preferred stock dividends	(200,625)	-
Net loss available to common stockholders (basic and diluted)	$(1,363,839)	$(924,103)

Basic Denominator	66,123,757	66,001,260

Per Share Amount	$(0.02)	$(0.01)

The following table summarizes the weighted average securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the net losses for the three months ended March 31, 2016 and 2015:

	Three Months ended March 31,
	2016	2015

Preferred stock	65,000,000	-
Stock options	6,000	75,760
Warrants	-	5,336
Total	65,006,000	81,096

The following table sets forth options and warrants which were excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months Ended March 31,
	2016	2015

Stock options	3,758,000	3,382,805
Warrants	20,455,414	19,047,081
Total	24,213,414	22,429,886

8.	STOCKHOLDERS’ EQUITY

Preferred Stock

Within the limits and restrictions provided in the Company’s Certificate of Incorporation, the Board of Directors has the authority, without further action by the shareholders, to issue up to 5,000,000 shares of preferred stock, $.0001 par value per share, in one or more series, and to fix, as to any such series, any dividend rate, redemption price, preference on liquidation or dissolution, sinking fund terms, conversion rights, voting rights, and any other preference or special rights and qualifications. As of March 31, 2016, 100,000 shares of preferred stock have been designated as Series A-1 Convertible Preferred Stock, of which 90,000 shares are issued and outstanding, and 105,000 shares of preferred stock have been designated as Series B-1 Convertible Preferred Stock, all of which are issued and outstanding.

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

The holders of the Series A-1 shares are entitled to designate one person to serve on the Board of Directors of the Company. The holders of the Series A-1 Shares are entitled to vote on an as converted to common stock basis together with the holders of our common stock on all matters presented to our stockholders. Upon any liquidation or dissolution of the Company, any merger or consolidation involving the Company or any subsidiary of the Company in which the shares of capital stock of the Company outstanding immediately prior to such merger or consolidation do not represent immediately following such merger or consolidation at least a majority of the voting power of the capital stock of the resulting or surviving corporation, or the sale of all or substantially all assets in a single transaction or a series of related transactions, unless the holders of at least a majority of the outstanding Series A-1 Shares elect otherwise, holders of Series A-1 Shares shall be entitled to receive prior to any payment to any holders of the Company’s common stock an amount per share equal to $100.00 per share plus any declared and unpaid dividends (pari-passu with the Series B-1 holders). As of March 31, 2016, $135,000 of dividends were accrued for the holders of the Series A-1 shares, which was subsequently paid on April 1, 2016.

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

The holders of the Series B-1 shares are entitled to designate one person to serve on the Board of Directors of the Company. The holders of the Series B-1 Shares are entitled to vote on an as converted to common stock basis together with the holders of our common stock on all matters presented to our stockholders. Upon any liquidation or dissolution of the Company, any merger or consolidation involving the Company or any subsidiary of the Company in which the shares of capital stock of the Company outstanding immediately prior to such merger or consolidation do not represent immediately following such merger or consolidation at least a majority of the voting power of the capital stock of the resulting or surviving corporation, or the sale of all or substantially all assets in a single transaction or a series of related transactions, unless the holders of at least a majority of the outstanding Series B-1 Shares elect otherwise, holders of Series B-1 Shares shall be entitled to receive prior to any payment to any holders of the Company’s common stock an amount per share equal to $100.00 per share plus any declared and unpaid dividends (pari-passu with the Series A-1 holders). As of March 31, 2016, $65,625 of dividends were accrued for the holders of the Series B-1 shares, which was subsequently paid on April 1, 2016.

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

Common Stock

On March 8, 2016, the Company issued 100,000 shares of common stock to its directors in payment of board fees valued at $16,000.

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

Securities Purchase Agreements dated October 25, 2013 and November 8, 2013

Pursuant to a series of Private Investors Securities Purchase Agreements (the “PI SPA”), on October 25, 2013 and November 8, 2013, the Company issued to certain private investors an aggregate of 12,323,668 units consisting of 12,323,668 post-split shares of common stock (the “Shares”) and warrants to purchase an additional 12,323,668 post-split shares of common stock (the “Warrants”) for an aggregate purchase price of $3,697,100

In connection with the share issuances described above, and pursuant to a placement agency letter agreement, the Company paid the placement agent cash commissions equal to 8% of the gross proceeds of the offering, reimbursed the placement agent for its reasonable out of pocket expenses, and issued to the placement agent warrants (the “Placement Agent Warrants”) to purchase an aggregate of 985,893 post-split shares of common stock. The Placement Agent Warrants have substantially the same terms as the warrants issued to the investors, except the Placement Agent Warrants are immediately exercisable on a cashless basis.

The cashless exercise features contained in the warrants are considered to be derivatives and the Company recorded warrant liabilities on the consolidated balance sheet. The Company initially recorded the warrant liabilities equal to their estimated fair value of $325,891. Such amount was also recorded as a reduction of additional paid-in capital. The Company is required to mark-to-market the warrant liabilities at the end of each reporting period. For the quarter ended March 31, 2016, the Company recorded a gain on the change in fair value of the cashless exercise features of $2,337, and as of March 31, 2016, the fair value of the cashless exercise features was $5,141. The fair value of the cashless exercise features was $7,478 as of December 31, 2015.

 Securities Purchase Agreement dated November 13, 2014

Pursuant to a Securities Purchase Agreement, dated November 13, 2014, by and between the Company and a number of private and institutional investors (the “November 2014 Private Investor SPA”), the Company issued to certain private investors 7,974,999 post-split shares of common stock and warrants to purchase an additional 11,962,501 post-split shares of common stock for aggregate gross proceeds of $1,595,000. In addition, for each share purchased in this offering, the investors surrendered to the Company for cancellation a warrant to acquire one share of common stock which we previously issued in a private placement transaction in November 2013. This resulted in the cancellation of warrants to purchase an aggregate of 7,974,999 post-split shares of common stock.

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

Based on an evaluation as discussed in FASB ASC 815-15, “Embedded Derivatives” and FASB ASC 815-40-15, “Contracts in Entity’s Own Equity – Scope and Scope Exceptions,” the Company determined that the purchase price reset feature in the common stock and the full ratchet anti-dilution feature in the warrants issued were not considered indexed to its own stock because neither the occurrence of a sale of equity securities by the issuer at market nor the issuance of another equity contract with a lower strike price is an input to the fair value of a fixed-for-fixed option or forward on equity shares. As such, the purchase price reset feature and the full ratchet anti-dilution feature should be bifurcated from the common stock and accounted for as a derivative liabilities.

The Company valued the purchase price reset feature using a Monte Carlo simulation at the date of issuance, and determined that the purchase price reset feature had no value as the calculated price of the common stock was not below $0.20 per share. At December 31, 2015 and March 31, 2016 the calculated price was below $0.20.

The Company did not value the derivative liabilities. One of the key determinants of the Company’s decision to not value the derivative liabilities was the high likelihood that a future financing would not occur that would trigger the down round feature. Whether a future equity financing would occur would be determined by the cash needs of the Company and management’s willingness to trigger the down round feature. The Company did not value the purchase price reset feature. The Company’s reason was based on the issuance of Series A and Series B preferred stock in October and November of 2015, issued at a conversion price of $0.30.

Under GAAP, the Company is required to mark-to-market the derivative liability at the end of each reporting period. The Company did not value the derivative liabilities at the dates of issuance through March 31, 2016. Such conclusion was based upon the discussion noted above.

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

Share based expense related to the value of the stock warrants is recorded over the requisite service period, which is generally the vesting period for each tranche. Stock warrants issued by the Company are valued using the Black-Scholes option-pricing model. For the three months ended March 31, 2016, the Company recorded an expense of $11,625 related to the stock warrants, which completes the service period expense.

On September 23, 2015, the Company issued a warrant to purchase 833,333 shares of common stock in connection with the issuance of a promissory note. The warrants are immediately exercisable at an exercise price of $0.30 per share and have a term of five years.

The warrants have customary anti-dilution protections including a "full ratchet" anti-dilution adjustment provision which are triggered in the event the Company sells or grants any additional shares of common stock, options, warrants or other securities that are convertible into common stock at a price lower than $0.30 per share. The anti-dilution adjustment provision is not triggered by certain "exempt issuances" which among other issuances, includes the issuance of shares of common stock, options or other securities to officers, employees, directors, consultants or service providers.

Based on an evaluation as discussed in FASB ASC 815-15, “Embedded Derivatives” and FASB ASC 815-40-15, “Contracts in Entity’s Own Equity – Scope and Scope Exceptions,” the Company determined that the full ratchet anti-dilution feature in the common stock issued was not considered indexed to its own stock because neither the occurrence of a sale of equity securities by the issuer at market nor the issuance of another equity contract with a lower strike price is an input to the fair value of a fixed-for-fixed option or forward on equity shares. As such, the full ratchet anti-dilution feature should be bifurcated from the common stock and accounted for as a derivative liability.

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

The cashless exercise features contained in the warrants are considered to be derivatives and the Company recorded warrant liabilities on the consolidated balance sheet. The Company initially recorded a warrant liability of $92,199.  The warrants issued by the Company are valued using the Black-Scholes option-pricing model.  The Company is required to mark-to-market the warrant liabilities at the end of each reporting period. For the quarter ended March 31, 2016 the Company recorded a loss on the change in fair value of the cashless exercise features of $2,375, and as of March 31, 2016, the fair value of the cashless exercise features was $99,181. The fair value of the cashless exercise features was $96,806 as of December 31, 2015.

Issuances of Stock Options

During the three months ended March 31, 2016, the Company did not grant any new stock options.

9.	SEGMENT INFORMATION

The Company has determined that it operates in one discrete segment consisting of biometric products. Geographically, North American sales accounted for approximately 82% and 52% of the Company’s total sales for the three-month periods ended March 31, 2016 and 2015, respectively.

10.	FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, due from/to factor, accounts payable and accrued liabilities are carried at, or approximate, fair value because of their short-term nature.

The fair value of the warrant liabilities were measured using the following assumptions:

Risk-free interest rate	0.40	-	1.12%
Expected term (years)	0.57	-	4.48
Expected dividends		0
Volatility of stock price	86.4%	-	112.3%

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about future activities and the Company’s stock prices and historical volatility as inputs.

Warrant issued under PI SPA
Fair value at January 1, 2016	7,478
Gain on derivative	(2,337)
5,141

Warrant issued under September 2015 SPA
Fair value at January 1, 2016	96,806
Loss on derivative	2,375
99,181

Balance, March 31, 2016	$104,322

11.	MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLES

For the three months ended March 31, 2016 and 2015, three customers accounted for 58% of revenues and four customers accounted for 77% of revenues, respectively. One customer accounted for 93% of accounts receivable as of March 31, 2016. Based on prior history with this customer, the Company believes the amount is fully collectable and has determined that a reserve is not necessary.  At December 31, 2015, three customers accounted for 87% of accounts receivable.

12.	SUBSEQUENT EVENTS

On May 11, 2016, the Company issued 41,174 shares of common stock to its directors in payment of board fees. On May 11, 2016, the Company issued 100,000 shares of common stock to the Chief Executive Officer as compensation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Report on Form 10-Q and in other public statements by the Company and Company officers include or may contain certain forward-looking statements. All statements other than statements of historical facts contained in this Report on Form 10-Q, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in the forward-looking statements are reasonable, we cannot be sure that they will be achieved. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: our history of losses and limited revenue; our ability to raise additional capital; our ability to protect our intellectual property; changes in business conditions; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; security breaches; competition between us and other companies in the biometric technology industry; market acceptance of biometric products generally and our products under development; our ability to expand into the Asian market; delays in the development of products and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

As devices with onboard fingerprint sensors continue to deploy to consumers, we expect that third party application developers will demand the ability to authenticate users of their respective applications (app’s) with the onboard fingerprint biometric. We further believe that authentication will occur on the device itself for potentially low-value, and therefore low-risk, use-transactions and that user authentication for high-value transactions will migrate to the application provider’s authentication server, typically located within their supporting technology infrastructure, or cloud. We have developed our technology to enable on-device authentication as well as network or cloud-based authentication and believe we may be the only technology vendor capable of providing this flexibility and capability. Our core technology works on over 40 commercially available fingerprint readers, across both Windows and Linux platforms, and Apple iOS and Android mobile operating systems. This interoperability, coupled with the ability to authenticate users via the device or cloud, is unique in the industry, provides a key differentiator for us, and in our opinion, makes our technology more viable than competing technologies and expands the size of the overall market for our products.

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

In the near-term, we expect to grow our business within government services and highly-regulated industries in which we have historically had a strong presence, such as the healthcare industry.  We believe that continued heightened security and privacy requirements in these industries will generate increased demand for security solutions, including biometrics. In addition, we expect that the integration of our technology into Windows 10, will accelerate the demand for our computer network log-on solutions and fingerprint readers. Finally, our entry into the Asian market and licensing arrangement with China Goldjoy Group is expected to further expand our business by opening new markets.

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

CRITICAL ACCOUNTING POLICIES

For detailed information regarding our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2015.  There have been no material changes to our critical accounting policies and estimates from those disclosed in our most recent Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

For detailed information regarding recent account pronouncements, see Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2016 AS COMPARED TO MARCH 31, 2015

Consolidated Results of Operations - Percent Trend

	Three Months Ended March 31,
	2016	2015
Revenues
Services	66%	39%
License fees and other	34%	61%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	13%	10%
Cost of license fees and other	13%	11%
Total Cost of Goods Sold	26%	21%
Gross profit	74%	79%

Operating expenses
Selling, general and administrative	230%	160%
Research, development and engineering	114%	63%
Total Operating Expenses	344%	223%
Operating loss	-270%	-144%

Other income (expenses)	-%	2%

Net loss	-270%	-142%

Revenues and cost of goods sold

	Three months ended
	March 31,
	2016	2015	$ Change	% Change

Revenues
Service	$284,726	250,353	$34,373	14%
License & other	145,866	398,473	(252,607)	-63%
Total Revenue	$430,592	$648,826	$(218,234)	-34%

Cost of goods sold
Service	$55,782	67,063	(11,281)	-17%
License & other	56,066	72,293	(16,227)	-22%
Total COGS	$111,848	$139,356	$(27,508)	-20%

Revenues

For the three months ended March 31, 2016 and 2015, service revenues were $284,726 and $250,353 respectively, an increase of $34,373, or 14%. The increase was due to recurring maintenance and support revenue increasing to $190,000 as compared to $132,000 during the three months ended March 31, 2015. The increase was offset by a lower non-recurring custom service revenue of approximately $24,000.

For the three months ended March 31, 2016, license and other revenue (comprised of third party hardware and royalty) decreased to $145,866 from $398,473, or 63%. The decrease was primarily the result of lower license sales compared to 2015. During the three months ended March 31, 2016 and 2015, we continued to ship products to Aesynt (formerly McKesson Corporation) for the continued deployment of our identification technology in its AccuDose® product line, and for continued expansion of biometric ID deployments with commercial partners Educational Biometric Technology, Union Pacific, and Identimetrics. Hardware sales decreased by approximately $25,000, or 20%. Our royalty income for the three months ended March 31, 2016 and 2015 was derived primarily from an OEM agreement and decreased from approximately $36,500 to approximately $20,500.

Costs of goods sold

For the three months ended March 31, 2016, cost of service decreased approximately $28,000 as a result of lower non-recurring custom services revenue. For the three months ended March 31, 2016, license and other costs decreased slightly as a result of decreased hardware and license costs associated with lower revenue.

Selling, general and administrative

	Three months ended
	March 31,
	2016	2015	$ Change	% Change

Selling, general and administrative	$991,613	$1,040,681	$(49,068)	-5%

Selling, general and administrative expenses for the three months ended March 31, 2016 decreased 5% to $991,613 as compared to $1,040,681 for the corresponding period in 2015.  The decrease resulted primarily from decreased trade show attendance, legal expenses related to litigation in 2015, and reduced commission expense related to lower revenue. These amounts were offset by an increase in factoring fees and marketing activities.

Research, development and engineering

	Three months ended
	March 31,
	2016	2015	$ Change	% Change

Research, development and engineering	$489,401	$406,641	$82,760	20%

For the three months ended March 31, 2016, research, development and engineering expenses increased 20% to $489,401 as compared to $406,641 for the corresponding period in 2015 as a result of increases in new personnel costs.

Other income and expense

	Three months ended
	March 31,
	2016	2015	$ Change	% Change

Interest income (expense)	$6	$2	$4	200%
Income tax	(912)	(912)	-	-%
Gain (loss) on derivative liabilities	(38)	14,659	(14,697)	-100%
	(944)	13,749	(14,693)	-107%

Interest income for the quarters ended March 31, 2016 and March 31, 2015 consisted of bank interest.

During the fourth quarters of 2013 and 2014, and third quarter of 2015, we issued various warrants that contained derivative liabilities. Such derivative liabilities are required to be marked-to-market each reporting period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash used for operations during the three months ended March 31, 2016 was approximately $662,000. The cash used in operating activities was primarily attributable to the following items:

●

Positive cash flows related to adjustments to depreciation, amortization, share-based compensation, loss on derivatives, and issuance of common stock to our non-employee directors of approximately $189,000, an increase in deferred revenue of approximately $79,000, and a decrease in accounts receivable of approximately $1,168,000.

●

Negative cash flows related to an increase in inventory of approximately $110,000, due to receipt of BIO-key brand fingerprint readers, an increase in due from factor of approximately $110,000, and decreases in accrued expenses and accounts payable of approximately $711,000.

Approximately $19,000 was used for investing activities during the three months ended March 31, 2016 related to capital expenditures.

Approximately $134,000 was used for payment of dividends on preferred stock during the three months ended March 31, 2016.

Approximately $32,000 was used for issuance of stock costs during the three months ended March 31, 2016.

We had a net working capital at March 31, 2016 of approximately $9,704,000 as compared to net working capital of approximately $10,930,000 at December 31, 2015.

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

The following sets forth our primary sources of capital during the previous two years:

As of December 2011, we entered into a 24 month accounts receivable factoring arrangement with a financial institution (the “Factor”). Pursuant to the terms of the arrangement, from time to time, we sell to the Factor certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 35% of the foreign and 75% of the domestic accounts receivable balance to us (the “Advance Amount”), with the remaining balance, less fees to be forwarded to us once the Factor collects the full accounts receivable balance from the customer. In addition, from time to time, we receive over advances from the Factor. Factoring fees range from 2.75% to 21% of the face value of the invoice factored, and are determined by the number of days required for collection of the invoice. In April 2012, the terms were updated from monthly to quarterly, and the 24-month arrangement was extended to August 1, 2014.  In July of 2014, the arrangement was extended to July 31, 2016. We expect to continue to use this factoring arrangement periodically to assist with our general working capital requirements due to contractual requirements.

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

Liquidity outlook

At March 31, 2016, our total cash and cash equivalents were approximately $3,475,000, as compared to approximately $4,321,000 at December 31, 2015.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We estimate that we currently require approximately $512,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation. During the first quarter of 2016, we generated approximately $431,000 of revenue, which is below our average monthly requirements. With the addition of the dividend obligations for the Series A-1 and B-1 shares, our monthly amount will increase by approximately $67,000.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 8, 2016, we issued 100,000 shares of common stock to our six non-employee directors in payment of directors’ fees. The foregoing securities were issued in a private placement transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, without general solicitation or advertising of any kind and without payment of placement agent or brokerage fees to any person.

ITEM 5.	OTHER INFORMATION.

The information set forth below is included herewith for the purpose of providing the disclosure required under “Item 5.02- Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.

On May 11, 2016, we adopted an incentive bonus plan for our named executive officers Michael DePasquale, our Chief Executive Office, Cecilia Welch, our Chief Financial Officer, and Mira LaCous, our Chief Technology Officer. The plan provides for the payment of a cash bonus equal to 10% of our net income in the event that our 2016 revenue exceeds our 2015 revenue by at least 100%, 12% of our net income in the event that our 2016 revenue exceeds our 2015 revenue by 150%, and 15% of our net income in the event that our 2016 revenue exceeds our 2015 revenue by more than 150%. The forgoing amount, if any, will be allocated among our named executive officers, our other executive officers and key employees identified in our Annual Report on Form 10-K, and one additional officer of the Company based on the relative base salaries of the participants. In light of Mr. DePasquale’ s years of service and the fact he has not had a salary increase since 2005, on May 11, 2016 we adopted a separate incentive bonus plan for 2016 applicable only to Mr. DePasquale. This plan provides for payment of a quarterly bonus in the amount of $10,000 in the event that we achieve at least 100% of our internal revenue target for such quarter and the grant of 100,000 shares of restricted common stock under our 2015 Equity Incentive Plan.

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-Key International, Inc.

Dated: May 16, 2016	/s/ MICHAEL W. DEPASQUALE
Michael W. DePasquale
Chief Executive Officer

Dated: May 16, 2016	/s/ CECILIA C. WELCH
Cecilia C. Welch
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate of CEO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of CFO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350

32.2	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation