Form 10-Q
period 2016-06-30
BIO KEY INTERNATIONAL INC
filed 2016-08-15
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of August 12, 2016 is 66,377,157.

BIO-KEY INTERNATIONAL, INC.

PART I -- FINANCIAL INFORMATION

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,006,665	$4,321,078
Accounts receivable, net of allowance for doubtful accounts of $13,785 at June 30, 2016 and December 31, 2015	2,298,744	3,391,405
Due from factor	2,323	37,421
Inventory	480,039	348,645
Software license rights	5,000,000	5,000,000
Prepaid expenses and other	92,855	97,203
Total current assets	9,880,626	13,195,752
Software license rights, less current portion	7,000,000	7,000,000
Equipment and leasehold improvements, net	91,083	63,877
Deposits and other assets	8,712	8,712
Intangible assets—less accumulated amortization	140,935	147,738
Total non-current assets	7,240,730	7,220,327
TOTAL ASSETS	$17,121,356	$20,416,079

LIABILITIES
Accounts payable	$696,419	$1,158,555
Accrued liabilities	350,833	493,067
Dividends payable	200,625	133,851
Deferred revenue	318,046	376,405
Warrant liabilities	153,790	104.284
Total current liabilities	1,719,713	2,266,162
TOTAL LIABILITIES	1,719,713	2,266,162

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Series A-1 convertible preferred stock: authorized, 100,000 (liquidation preference of $100 per share); issued and outstanding 90,000 of $.0001 par value	9	9
Series B-1 convertible preferred stock; authorized, 105,000 (liquidation preference of $100 per share): issued and outstanding 105,000 of $.0001 par value	11	11
Common stock: authorized, 170,000,000 shares; issued and outstanding; 66,339,655 and 66,098,482 of $.0001 par value at June 30, 2016 and December 31, 2015, respectively	6,634	6,610
Additional paid-in capital	76,545,142	76,754,737
Accumulated deficit	(61,150,153)	(58,611,450)
TOTAL STOCKHOLDERS’ EQUITY	15,401,643	18,149,917
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,121,356	$20,416,079

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues
Services	$220,926	$255,269	$505,652	$505,622
License fees and other	194,888	2,017,535	340,754	2,416,008
	415,814	2,272,804	846,406	2,921,630
Costs and other expenses
Cost of services	66,597	56,905	122,379	123,968
Cost of license fees and other	69,893	88,489	125,959	160,782
	136,490	145,394	248,338	284,750
Gross Profit	279,324	2,127,410	598,068	2,636,880

Operating Expenses
Selling, general and administrative	1,038,904	979,861	2,030,517	2,020,542
Research, development and engineering	566,448	393,999	1,055,849	800,640
	1,605,352	1,373,860	3,086,366	2,821,182
Operating profit (loss)	(1,326,028)	753,550	(2,488,298)	(184,302)
Other income (expenses)
Interest income	7	2	13	4
Gain (loss) on derivative liabilities	(49,468)	(406)	(49,506)	14,253
Income taxes	-	-	(912)	(912)
Total other income (expenses)	(49,461)	(404)	(50,405)	13,345
Net income (loss)	(1,375,489)	753,146	(2,538,703)	(170,957)
Convertible preferred stock dividends	(200,625)	-	(401,250)	-
Net income (loss) available to common stockholders	$(1,576,114)	$753,146	$(2,939,953)	$(170,957)

Basic and Diluted Earnings (Loss) per Common Share	$(0.02)	$0.01	$(0.04)	$(0.00)

Weighted Average Shares Outstanding:
Basic and diluted	66,276,050	66,001,260	66,199,903	66,001,260

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,538,703)	$(170,957)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	24,577	21,270
Amortization of intangible assets	6,803	6,803
Share-based and warrant compensation for employees and consultants	184,299	222,247
Loss (gain) on derivative liabilities	49,506	(14,253)
Stock based directors fees	39,999	-
Change in assets and liabilities:
Accounts receivable	1,092,661	491,356
Due from factor	35,098	(1,465,527)
Inventory	(131,394)	(400,744)
Prepaid expenses and other	4,348	162,209
Accounts payable	(462,136)	521,803
Accrued liabilities	(142,234)	(52,324)
Deferred revenue	(58,359)	172,518
Net cash used for operating activities	(1,895,535)	(505,599)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(51,783)	(2,078)
Net cash used for investing activities	(51,783)	(2,078)
CASH FLOW FROM FINANCING ACTIVITIES:
Preferred dividends paid	(334,476)	-
Costs to issue preferred and common stock	(32,619)	(53,579)
Net cash used for financing activities	(367,095)	(53,579)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,314,413)	(561,256)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,321,078	843,632
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,006,665	$282,376

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

June 30, 2016 (Unaudited)

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The balance sheet at December 31, 2015 was derived from the audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Form 10-K”), filed with the SEC on March 30, 2016.

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

In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory" ("ASU 2015-11"). The amendments in ASU 2015-11 clarifies the measurement of inventory to be the lower of cost or realizable value and would only apply to inventory valued using the FIFO or average costing methods. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. Management is currently evaluating the effects of adopting ASU 2015-11 on the Company’s consolidated financial statements but the adoption is not expected to have a significant impact.

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

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" (“ASU 2015-17”). This update requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified statement of financial position. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early application is permitted as of the beginning of the interim or annual reporting period. Management is currently evaluating the effects of adopting ASU 2015-17 on the Company’s consolidated financial statements but the adoption is not expected to have a significant impact.

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

Reclassification

Reclassifications occurred to certain prior year amounts in order to conform to the current year classifications. The reclassifications have no effect on the reported net loss.

2.	GOING CONCERN

The Company has incurred significant losses to date, and at June 30, 2016, it had an accumulated deficit of approximately $61 million. In addition, broad commercial acceptance of the Company’s technology is critical to the Company’s success and ability to generate future revenues. At June 30, 2016, total cash and cash equivalents were approximately $2,007,000, as compared to approximately $4,321,000 at December 31, 2015.

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

The following table presents share-based compensation expenses included in the Company’s unaudited condensed interim consolidated statements of operations:

	Three Months Ended June 30,
	2016	2015

Selling, general and administrative	$44,303	$54,417
Research, development and engineering	5,632	5,611
	$49,935	$60,028

	Six Months Ended June30,
	2016	2015

Selling, general and administrative	$190,181	$187,875
Research, development and engineering	34,117	34,372
	$224,298	$222,247

4.	FACTORING

Due from factor consisted of the following as of:

	June 30,	December 31,
	2016	2015

Original invoice value	$10,665	$149,680
Factored amount	(8,342)	(112,259)
Due from factor	$2,323	$37,421

As of December 2011, the Company entered into a 24-month accounts receivable factoring arrangement with a financial institution (the “Factor”). In April 2012, the terms were updated from monthly to quarterly, and the 24-month arrangement was extended to August 1, 2014.  In July of 2014, the arrangement was extended to July 31, 2016. In June of 2015, the arrangement was extended to October 31, 2017. Pursuant to the terms of the arrangement, the Company, from time to time, sells to the Factor certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 35% of the foreign and 75% of the domestic accounts receivable balance to the Company (the “Advance Amount”), with the remaining balance, less fees, to be forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. In addition, the Company, from time to time, receives over advances from the Factor. Factoring fees range from 2.75% to 21% of the face value of the invoice factored, and are determined by the number of days required for collection of the invoice. The cost of factoring is included in selling, general and administrative expenses. The cost of factoring was as follows:

	Three Months ended June 30,
	2016	2015

Factoring fees	$108,351	$196,488

	Six Months ended June 30,
	2016	2015

Factoring fees	$303,363	$235,130

5.	INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market, and consists primarily of fabricated assemblies and finished goods. Inventory is comprised of the following as of:

	June 30,	December 31,
	2016	2015

Finished goods and licenses	$333,889	$246,475
Fabricated assemblies	146,150	102,170
Total inventory	$480,039	$348,645

6.	SOFTWARE LICENSE RIGHTS

On November 11, 2015, the Company entered into a license agreement for the rights to all software and documentation regarding the technology currently known as or offered under the FingerQ name. The license agreement grants the Company the exclusive right to reproduce, create derivative works and distribute copies of the FingerQ software and documentation, create new FingerQ related products, and grant sub-licenses of the licensed technology to end users. The license rights have been granted to the Company in perpetuity, with a stated number of end-user resale sub-licenses allowed under the contract for a total of $12,000,000. The cost of sub-license rights expected to be sold to customers in the following 12 months is $5,000,000 and is classified as a current asset, and the balance as non-current.

	June 30,	December 31,
	2016	2015

Current software license rights	$5,000,000	$5,000,000
Non-current software license rights	7,000,000	7,000,000
Total software license rights	$12,000,000	$12,000,000

7.	EARNINGS (LOSS) PER SHARE - COMMON STOCK (“EPS”)

The Company’s basic EPS is calculated using net income (loss) available to common shareholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes and preferred stock.

The reconciliation of the numerators of the basic and diluted EPS calculations was as follows for both of the following three and six month periods ended June 30, 2016:

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
Basic Numerator:

Net income (loss)	$(1,375,489)	$753,146	$(2,538,703)	$(170,957)
Convertible preferred stock dividends	(200,625)	-	(401,250)	-
Net income (loss) available to common stockholders	$(1,576,114)	$753,146	$(2,939,953)	$(170,957)
Basic Denominator	66,276,050	66,001,260	66,199,903	66,001,260
Per Share Amount	$(0.02)	$0.01	$(0.04)	$(0.00)

The following table summarizes the weighted average securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the net losses for the three and six months ended June 30, 2016:

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015

Preferred stock	65,000,000	-	65,000,000	-
Stock options	156,483	-	41,934	34,349
Warrants	-	-	-	-
Total	65,156,483	-	65,041,934	34,349

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015

Stock options	2,580,000	3,475,000	2,755,000	3,087,500
Warrants	20,455,414	19,622,081	20,455,414	19,622,081
Total	23,035,414	23,097,081	23,210,414	22,709,581

8.	STOCKHOLDERS’ EQUITY

Preferred Stock

Within the limits and restrictions provided in the Company’s Certificate of Incorporation, the Board of Directors has the authority, without further action by the shareholders, to issue up to 5,000,000 shares of preferred stock, $.0001 par value per share, in one or more series, and to fix, as to any such series, any dividend rate, redemption price, preference on liquidation or dissolution, sinking fund terms, conversion rights, voting rights, and any other preference or special rights and qualifications. As of June 30, 2016, 100,000 shares of preferred stock have been designated as Series A-1 Convertible Preferred Stock, of which 90,000 shares are issued and outstanding, and 105,000 shares of preferred stock have been designated as Series B-1 Convertible Preferred Stock, all of which are issued and outstanding.

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

The holders of the Series A-1 shares are entitled to designate one person to serve on the Board of Directors of the Company. The holders of the Series A-1 Shares are entitled to vote on an as converted to common stock basis together with the holders of our common stock on all matters presented to our stockholders. Upon any liquidation or dissolution of the Company, any merger or consolidation involving the Company or any subsidiary of the Company in which the shares of capital stock of the Company outstanding immediately prior to such merger or consolidation do not represent immediately following such merger or consolidation at least a majority of the voting power of the capital stock of the resulting or surviving corporation, or the sale of all or substantially all assets in a single transaction or a series of related transactions, unless the holders of at least a majority of the outstanding Series A-1 Shares elect otherwise, holders of Series A-1 Shares shall be entitled to receive prior to any payment to any holders of the Company’s common stock an amount per share equal to $100.00 per share plus any declared and unpaid dividends (pari-passu with the Series B-1 holders). As of June 30, 2016, $135,000 of dividends were accrued for the holders of the Series A-1 shares, which was subsequently paid on July 5, 2016.

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

The holders of the Series B-1 shares are entitled to designate one person to serve on the Board of Directors of the Company. The holders of the Series B-1 Shares are entitled to vote on an as converted to common stock basis together with the holders of our common stock on all matters presented to our stockholders. Upon any liquidation or dissolution of the Company, any merger or consolidation involving the Company or any subsidiary of the Company in which the shares of capital stock of the Company outstanding immediately prior to such merger or consolidation do not represent immediately following such merger or consolidation at least a majority of the voting power of the capital stock of the resulting or surviving corporation, or the sale of all or substantially all assets in a single transaction or a series of related transactions, unless the holders of at least a majority of the outstanding Series B-1 Shares elect otherwise, holders of Series B-1 Shares shall be entitled to receive prior to any payment to any holders of the Company’s common stock an amount per share equal to $100.00 per share plus any declared and unpaid dividends (pari-passu with the Series A-1 holders). As of June 30, 2016, $65,625 of dividends were accrued for the holders of the Series B-1 shares, which was subsequently paid on July 5, 2016.

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

Common Stock

On May 11, 2016, the Company issued 41,174 shares of common stock to its directors in payment of board fees valued at $6,999. On May 11, 2016, the Company issued 100,000 shares of common stock to the Chief Executive Officer as compensation valued at $17,000.

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

The cashless exercise features contained in the warrants are considered to be derivatives and the Company recorded warrant liabilities on the consolidated balance sheet. The Company initially recorded the warrant liabilities equal to their estimated fair value of $325,891. Such amount was also recorded as a reduction of additional paid-in capital. The Company is required to mark-to-market the warrant liabilities at the end of each reporting period. For the quarter ended June 30, 2016, the Company recorded a loss on the change in fair value of the cashless exercise features of $433. For the six months ended June 30, 2016, the Company recorded a gain on the change in the fair value of the cashless exercise feature of $1,904. As of June 30, 2016, the fair value of the cashless exercise features was $5,574. The fair value of the cashless exercise features was $7,478 as of December 31, 2015.

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

The common stock has a purchase price reset feature. If at any time prior to the two year anniversary of the effective date of the registration statement covering the public resale of such shares (January 29, 2015), the Company sells or issues shares of common stock or securities that are convertible into common stock at a price lower than $0.20 per share, the Company will be required to issue additional shares of common stock for no additional consideration.

The warrants have a term of five years, an exercise price of $0.30 per post-split share and are currently exercisable in full. The warrants have customary anti-dilution protections including a “full ratchet” anti-dilution adjustment provision which are triggered in the event the Company sells or grants any additional shares of common stock, options, warrants or other securities that are convertible into common stock at a price lower than $0.30 per share, The anti-dilution adjustment provision is not triggered by certain “exempt issuances” which among other issuances, includes the issuance of shares of common stock, options or other securities to officers, employees, directors, consultants or service providers. The warrants are exercisable on a cashless basis if at any time there is no effective registration statement covering the resale of the shares of common stock underlying the warrants. See below.

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

The Company valued the purchase price reset feature using a Monte Carlo simulation at the date of issuance, and determined that the purchase price reset feature had no value as the calculated price of the common stock was not below $0.20 per share. At December 31, 2015, the calculated price was below $0.20, and on June 30, 2016 the calculated price was above $0.20.

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

Under GAAP, the Company is required to mark-to-market the derivative liability at the end of each reporting period. The Company did not value the derivative liabilities at the dates of issuance through June 30, 2016. Such conclusion was based upon the discussion noted above.

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

Share based expense related to the value of the stock warrants is recorded over the requisite service period, which is generally the vesting period for each tranche. Stock warrants issued by the Company are valued using the Black-Scholes option-pricing model. For the three and six months ended June 30, 2016, the Company recorded an expense of $11,625 related to the stock warrants, which completed the service period expense.

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

The cashless exercise features contained in the warrants are considered to be derivatives and the Company recorded warrant liabilities on the consolidated balance sheet. The Company initially recorded a warrant liability of $92,199.  The warrants issued by the Company are valued using the Black-Scholes option-pricing model.  The Company is required to mark-to-market the warrant liabilities at the end of each reporting period. For the quarter ended June 30, 2016 the Company recorded a loss on the change in fair value of the cashless exercise features of $49,035. For the six months ended June 30, 2016 the Company recorded a loss on the change in fair value of the cashless exercise features of $51,410. As of June 30, 2016, the fair value of the cashless exercise features was $148,216. The fair value of the cashless exercise features was $96,806 as of December 31, 2015.

Issuances of Stock Options

During the three and six months ended June 30, 2016, the Company granted 75,000 stock options to new employees under the 2015 Equity Plan. The options are exercisable for a term of seven years and vest in equal annual installments over a three-year period commencing on the date of grant. The options are exercisable at $0.17 per share. The weighted average fair value of the options granted during the quarter was $0.115.

The fair value of the options was estimated on the date of grant at $8,644 using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate: 1.12%, expected life of options in years: 4.5, expected dividends: 0, volatility of stock price: 93.7%.

9.	SEGMENT INFORMATION

The Company has determined that its continuing operations are one discrete segment consisting of biometric products. Geographically, North American sales accounted for approximately 78% and 19% of the Company’s total sales for the three months ended June 30, 2016 and 2015, respectively, and were approximately 80% and 26% of the Company’s total sales for the six months ended June 30, 2016 and 2015, respectively.

10.	FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and due from factor, are carried at, or approximate, fair value because of their short-term nature.

 The fair value of the warrant liabilities were measured using the following assumptions:

Risk-free interest rate	0.27%	-	0.89%
Expected term	.32	-	4.23
Expected dividends		0
Volatility of stock price	74.3%	-	100.8%

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about future activities and the Company’s stock prices and utilizes historical volatility as inputs.

Warrant issued under PI SPA
Fair value at January 1, 2016	$7,478
Gain on derivative	(1,904)
5,574

Warrant issued under September 2015 SPA
Fair value at January 1, 2016	96,806
Loss on derivative	51,410
148,216

Balance, June 30, 2016	$153,790

11.	MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

For the three months ended June 30, 2016 and 2015, three customers accounted for 48% and one customer accounted for 81% of revenue, respectively. For the six months ended June 30, 2016 and 2015, three customers accounted for 48% and one customer accounted for 63% of revenue, respectively.

At June 30, 2016, one customer accounted for 90% of accounts receivable. This receivable has been past due per the terms of the invoice for a year as of June 30, 2016. Based on prior history with this customer, the Company believes the amount is fully collectable and has determined that a reserve is not necessary. At December 31, 2015, three customers accounted for 87% of accounts receivable.

12.	SUBSEQUENT EVENTS

On August 10, 2016, the Company issued 37,501 shares of common stock to its directors in payment of board fees.

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

Over the longer term, we intend to expand our business into the cloud and mobile computing industries. The continued emergence of cloud computing and mobile computing are primary drivers of commercial and consumer adoption of advanced authentication applications, including biometric and BIO-key authentication capabilities.  As the value of assets, services and transactions increases on such networks, we expect that security and user authentication demand should rise proportionately. Our integration partners include major web and network technology providers, who we believe will deliver our cloud-applicable solutions to interested service-providers. These service-providers could include, but are not limited to, financial institutions, web-service providers, consumer payment service providers, credit reporting services, consumer data service providers, healthcare providers and others. Additionally, our integration partners include major technology component providers and OEM manufacturers, who we believe will deliver our device-applicable solutions to interested hardware manufacturers. Such manufacturers could include cellular handset and smartphone manufacturers, tablet manufacturers, laptop and PC manufacturers, among other hardware manufacturers.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2016 AS COMPARED TO JUNE 30, 2015

Consolidated Results of Operations - Percent Trend

	Three Months Ended June 30,
	2016	2015
Revenues
Services	53%	11%
License fees and other	47%	89%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	16%	3%
Cost of license fees and other	17%	4%
Total Cost of Goods Sold	33%	6%
Gross profit	67%	93%

Operating expenses
Selling, general and administrative	250%	43%
Research, development and engineering	136%	17%
Total Operating Expenses	386%	60%
Operating (loss) income	-319%	33%

Other income (expenses)	-12%	0%

Net (loss) income	-331%	33%

Revenues and cost of goods sold

	Three months ended June 30,
	2016	2015	$ Change	% Change

Revenues
Service	$220,926	$255,269	$(34,343)	-13%
License & other	194,888	2,017,535	(1,822,647)	-90%
Total Revenue	$415,814	$2,272,804	$(1,856,990)	-82%

	Three months ended June 30,
	2016	2015	$ Change	% Change
Cost of Goods Sold
Service	$66,597	$56,905	$9,692	17%
License & other	69,893	88,489	(18,596)	-21%
Total COGS	$136,490	$145,394	$(8,904)	-6%

Revenues

For the three months ended June 30, 2016 and 2015, service revenues included approximately $221,000 and $145,000, respectively, of recurring maintenance and support revenue, and approximately zero and $110,000 respectively, of non-recurring custom services revenue.  Recurring service revenue increased 52% in 2016 due to an expanded customer base. The non-recurring custom services decreased 100% for custom services revenue as there were no special software requirements from current or new customers.

For the three months ended June 30, 2016, license and other revenue (comprised of hardware and royalties) decreased 90% from the corresponding period ending June 30, 2015, predominately due to a large license order from a single customer received in 2015 without a comparable order in 2016.  Hardware sales increased by approximately $6,000 (5%), as a result of an increase in existing OEM and customer deployments.  Our royalty income that was derived from an OEM agreement has been completed. As a result, there was no royalty income for the three months ended June 30, 2016 compared to $20,584 for corresponding period in 2015.

Costs of goods sold

For the three months ended June 30, 2016, cost of service increased 17%, due to costs associated with an increase in support services related to manufacturing in Hong Kong.  License and other costs for the three months ended June 30, 2016 decreased approximately 21%. The decrease is directly associated with the costs associated with the hardware mix.

Selling, general and administrative

	Three months ended June 30,
	2016	2015	$ Change	% Change

Selling, general and administrative	$1,038,904	$979,861	$59,043	6%

Selling, general and administrative costs for the three months ended June 30, 2016 increased 6% from the corresponding period in 2015. The increase is attributable to higher personnel and related costs and factoring fees, offset by lower professional fees, commissions and marketing expenses.

Research, development and engineering

	Three months ended June 30,
	2016	2015	$ Change	% Change

Research, development and engineering	$566,448	$393,999	$172,449	44%

For the three months ended June 30, 2016, research, development and engineering costs increased 44% as compared to the corresponding period in 2015, as a result of increased new personnel costs, temporary outside services, and recruiting expenses.

Other income and expense

	Three months ended June 30,
	2016	2015	$ Change	% Change

Interest income	$7	$2	$5	250%
Gain (loss) on derivatives	(49,468)	(406)	(49,062)	12,084%
Total	$(49,461)	$(404)	$(49,057)	12,142%

Interest income for the three months ended June 30, 2016 and June 30, 2015 consisted of bank interest.

During the fourth quarters of 2013 and 2014, and third quarter of 2015, we issued various warrants that contained derivative liabilities. Such derivative liabilities are required to be marked-to-market each reporting period.

SIX MONTHS ENDED JUNE 30, 2016 AS COMPARED TO JUNE 30, 2015

Consolidated Results of Operations - Percent Trend

	Six Months Ended June 30,
	2016	2015
Revenues
Services	60%	17%
License fees and other	40%	83%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	14%	4%
Cost of license fees and other	15%	6%
Total Cost of Goods Sold	29%	10%
Gross profit	71%	90%

Operating expenses
Selling, general and administrative	240%	69%
Research, development and engineering	125%	27%
Total Operating Expenses	365%	96%
Operating (loss) income	-294%	-6%

Other income (expenses)	-6%	0%

Net (loss) income	-300%	-6%

Revenues and cost of goods sold

	Six months ended June 30,
	2016	2015	$ Change	% Change
Revenues
Service	505,652	505,622	30	0%
License & other	340,754	2,416,008	(2,075,254)	-86%
Total Revenue	$846,406	$2,921,630	$(2,075,224)	-71%

Cost of Goods Sold
Service	122,379	123,968	(1,589)	-1%
License & other	125,959	160,782	(34,823)	-22%
Total COGS	$248,338	$284,750	$(36,412)	-13%

Revenues

For the six months ended June 30, 2016 and 2015, service revenues included approximately $412,000 and $277,000, respectively, of recurring maintenance and support revenue, and approximately $94,000 and $229,000, respectively, of non-recurring custom services revenue.  Recurring service revenue increased 49% from 2015 due to an expanded customer base. The non-recurring custom services decreased 59% as there were no custom software requirements in the second quarter of 2016.

For the six months ended June 30, 2016 and 2015, license and other revenue (comprised of hardware and royalties) decreased as a result of several contributing factors.  We realized an approximate $2,019,000 decrease (95%) in our core software license revenue primarily as a result of a single large order in 2015 without a comparable order in 2016.  Hardware sales decreased by approximately $20,000 (8%) as a result of continued shipments to existing OEMs and smaller new customer deployments.  Our royalty income decreased 64% from $57,168 to $20,584 for the six months ended June 30, 2016 due primarily to the expiration of an OEM agreement.

Costs of goods sold

For the six months ended June 30, 2016, cost of service decreased approximately $2,000 from the corresponding period in 2015 due to decreased costs associated with non-recurring custom services revenue, offset by an increase in support services related to manufacturing in Hong Kong. License and other costs for the six months ended June 30, 2016 decreased from the corresponding prior year period by approximately $35,000. The decrease is directly associated with the decrease in hardware revenue and lower costs associated with lower license revenue.

Selling, general and administrative

	Six months ended June 30,
	2016	2015	$ Change	% Change

Selling, general and administrative	$2,030,517	$2,020,542	$9,975	1%

Selling, general and administrative costs for the six months ended June 30, 2016 increased 1% from the corresponding period in 2015. The increase is attributable to higher personnel and related costs and factoring fees, offset by lower professional fees, commissions and marketing expenses.

Research, development and engineering

	Six months ended June 30,
	2016	2015	$ Change	% Change

Research, development and engineering	$1,055,849	$800,640	$255,209	32%

For the six months ended June 30, 2016, research, development and engineering costs increased 24% as compared to the corresponding period in 2015, as a result of increased new personnel costs, temporary outside services, and recruiting expenses.

Other income and expense

	Six months ended June 30,
	2016	2015	$ Change	% Change

Interest income (expenses)	$13	$4	$9	225%
Income Tax	(912)	(912)	-	0%
Gain (loss) on derivatives	(49,506)	14,253	(63,759)	-447%
Total	$(50,405)	$13,345	$(63,750)	-478%

Interest income for the six months ended June 30, 2016 and June 30, 2015 consisted of bank interest.

During the fourth quarters of 2013 and 2014, and third quarter of 2015, we issued various warrants that contained derivative liabilities. Such derivative liabilities are required to be marked-to-market each reporting period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash used for operations during the six months ended June 30, 2016 was approximately $1,896,000. The cash used in operating activities was primarily attributable to the following items:

●

Positive cash flows related to adjustments to depreciation, amortization, share-based compensation, loss on derivatives, and issuance of common stock to our non-employee directors and Chief Executive Officer of approximately $305,000, and a decrease in accounts receivable of approximately $1,092,000, a decrease in due from factor of approximately $35,000, and a decrease in prepaid expenses of approximately $4,300.

●

Negative cash flows related to an increase in inventory of approximately $131,000, due to receipt of BIO-key brand fingerprint readers and fabricated assemblies with our Hong Kong subsidiary, and decreases in accrued expenses, deferred revenue, and accounts payable of approximately $663,000.

Approximately $52,000 was used for investing activities during the six months ended June 30, 2016 related to capital expenditures.

Approximately $367,000 was used for financing activities during the six months ended June 30, 2016 consisting of approximately $334,000 in payment of dividends on preferred stock and approximately $33,000 for issuance of stock costs.

We had a net working capital at June 30, 2016 of approximately $8,161,000 as compared to net working capital of approximately $10,930,000 at December 31, 2015.

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

The following sets forth our primary sources of capital during the previous two years:

As of December 2011, we entered into a 24-month accounts receivable factoring arrangement with a financial institution (the “Factor”) which has since been extended through October 31, 2017. Pursuant to the terms of the arrangement, from time to time, we sell to the Factor certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 35% of the foreign and 75% of the domestic accounts receivable balance to us (the “Advance Amount”), with the remaining balance, less fees, to be forwarded to us once the Factor collects the full accounts receivable balance from the customer. In addition, from time to time, we receive over advances from the Factor. Factoring fees range from 2.75% to 21% of the face value of the invoice factored, and are determined by the number of days required for collection of the invoice. We expect to continue to use this factoring arrangement periodically to assist with our general working capital requirements due to contractual requirements.

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

Liquidity outlook

At June 30, 2016, our total cash and cash equivalents were approximately $2,007,000, as compared to approximately $4,321,000 at December 31, 2015.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We estimate that we currently require approximately $512,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation. During the first half of 2016, we generated approximately $846,000 of revenue, which is below our average monthly requirements. With the addition of the dividend obligations for the Series A-1 and B-1 shares, our monthly amount has increased by approximately $67,000.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5. OTHER INFORMATION.

The information set forth below is included herewith for the purpose of providing the disclosure required under “Item 2.02- Results of Operations and Financial Condition” of SEC Form 8-K.

On August 15, 2016, the Company issued a press release announcing its financial results for its second quarter of 2016. A copy of the press release issued by the Company on August 15, 2016 is attached as Exhibit 99.

The information set forth in this Item 5 of this Quarterly Report on Form 10-Q, including Exhibit 99 attached hereto, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, except as otherwise expressly stated in such filing.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. On May 11, 2016, we issued 41,174 shares of common stock to our seven non-employee directors in payment of directors’ fees.

The foregoing securities were issued in a private placement transaction pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, without general solicitation or advertising of any kind and without payment of brokerage commissions to any person.

 ITEM 6. EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-Key International, Inc.

Dated: August 15, 2016	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer
(Principal Executive Officer)

Dated: August 15, 2016	/s/ Cecilia C. Welch
Cecilia C. Welch
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certificate of CEO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of CFO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350

32.2	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

99	Press Release, dated August 15, 2016, issued by the Company

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation