Form 10-Q
period 2016-09-30
BIO KEY INTERNATIONAL INC
filed 2016-11-14
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of November 11, 2016 was 66,425,305.

BIO-KEY INTERNATIONAL, INC.

PART I -- FINANCIAL INFORMATION

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$177,388	$4,321,078
Accounts receivable, current, net of allowance for doubtful accounts of $13,785 at September 30, 2016 and $20,526 December 31, 2015	364,381	3,391,405
Due from factor	4,041	37,421
Inventory	568,236	348,645
Software license rights	2,000,000	5,000,000
Prepaid expenses and other	136,408	97,203
Total current assets	3,250,454	13,195,752
Software license rights, less current portion	9,999,550	7,000,000
Accounts receivable, net of current portion	2,070,000	-
Equipment and leasehold improvements, net	79,088	63,877
Deposits and other assets	8,712	8,712
Intangible assets—less accumulated amortization	137,534	147,738
Total non-current assets	12,294,884	7,220,327
TOTAL ASSETS	$15,545,338	$20,416,079

LIABILITIES
Accounts payable	$550,807	$1,158,555
Accrued liabilities	337,067	493,067
Dividends payable on preferred stock	200,625	133,851
Deferred revenue	240,154	376,405
Warrant liabilities	1,206	104,284
Total current liabilities	1,329,859	2,266,162
TOTAL LIABILITIES	1,329,859	2,266,162

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Series A-1 convertible preferred stock; authorized, 100,000 (liquidation preference of $100 per share): issued and outstanding 90,000 of $.0001 par value	9	9
Series B-1 convertible preferred stock; authorized, 105,000 (liquidation preference of $100 per share): issued and outstanding 105,000 of $.0001 par value	11	11
Common stock — authorized, 170,000,000 shares; $.0001 par value issued and outstanding; 66,377,157 at September 30, 2016, and 66,098,482 as of December 31, 2015	6,638	6,610
Additional paid-in capital	76,493,397	76,754,737
Accumulated deficit	(62,284,576)	(58,611,450)
TOTAL STOCKHOLDERS’ EQUITY	14,215,479	18,149,917
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,545,338	$20,416,079

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Revenues
Services	$187,025	$250,191	$692,677	$755,813
License fees and other	244,438	419,655	585,192	2,835,662
Total Revenues	431,463	669,846	1,277,869	3,591,475
Costs and other expenses
Cost of services	46,257	30,283	168,636	154,251
Cost of license fees and other	125,526	344,557	251,485	505,339
Total costs and other expenses	171,783	374,840	420,121	659,590
Gross Profit	259,680	295,006	857,748	2,931,885

Operating Expenses
Selling, general and administrative	925,939	1,013,778	2,956,456	3,034,318
Research, development and engineering	528,554	368,788	1,584,403	1,169,427
	1,454,493	1,382,566	4,540,859	4,203,745
Operating loss	(1,194,813)	(1,087,560)	(3,683,111)	(1,271,860)
Other income (expense)
Interest income	6	1	19	5
Interest expense	-	(20,000)	-	(20,000)
Gain on derivative liabilities	60,385	27,975	10,879	42,228
Income taxes	-	-	(912)	(912)
Total other income (expense)	60,391	7,976	9,986	21,321
Net loss	(1,134,422)	(1,079,584)	(3,673,125)	(1,250,539)
Convertible preferred stock dividends	(200,625)	-	(601,875)	-
Net loss available to common stockholders	$(1,335,047)	$(1,079,584)	$(4,275,000)	$(1,250,539)

Basic and Diluted Loss per Common Share	$(0.02)	$(0.02)	$(0.06)	$(0.02)

Weighted Average Shares Outstanding:
Basic and Diluted	66,360,445	66,038,941	66,253,808	66,013,958

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(3,673,125)	$(1,250,539)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation	37,764	32,049
Amortization of intangible assets	10,205	10,204
Gain on derivative liabilities	(10,879)	(42,228)
Share-based and warrant compensation for employees and consultants	231,983	258,297
Stock based directors fees	48,999	-
Amortization on note payable discount	-	20,000
Change in assets and liabilities:
Accounts receivable	957,024	(1,540,075)
Due from factor	33,380	76,657
Inventory	(219,591)	(138,895)
Prepaid expenses and other	(39,205)	198,841
Software license rights	450	-
Accounts payable	(607,748)	960,673
Accrued liabilities	(156,000)	(55,824)
Due to factor	-	533,422
Deferred revenue	(136,251)	(36,418)
Net cash used for operating activities	(3,522,994)	(973,836)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(52,976)	(2,078)
Net cash used for investing activities	(52,976)	(2,078)
CASH FLOW FROM FINANCING ACTIVITIES:
Preferred dividends paid	(535,100)	-
Stock issued to directors	-	13,000
Proceeds from issuance of Note Payable	-	250,000
Costs to issue preferred and common stock	(32,620)	(58,486)
Net cash provided by (used for) financing activities	(567,720)	204,514
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,143,690)	(771,400)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,321,078	843,632
CASH AND CASH EQUIVALENTS, END OF PERIOD	$177,388	$72,232

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2016	2015

Cash paid for:
Interest	$-	$-

Noncash Investing and Financing Activities:
Issuance of warrants for financing raise	$-	$92,199
Accrual of preferred stockholder dividends	$200,625	$-

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 (Unaudited)

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of BIO-key International, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) and are stated in conformity with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Recently Issued Accounting Pronouncements

In May 2014, ASU No. 2014-09, “Revenue from Contracts with Customers” was issued. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. The guidance will also require that certain contract costs incurred to obtain or fulfill a contract, such as sales commissions, be capitalized as an asset and amortized as revenue is recognized. Adoption of the new rules could affect the timing of both revenue recognition and the incurrence of contract costs for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The new standard was scheduled to be effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date" ("ASU 2015-14") which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods after December 15, 2017 including interim periods within annual periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of adoption of ASU 2014-09 and the further updates codified in ASU 2016-12, ASU 2016-11 and ASU 2016-10 and the implementation approach to be used.

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

In September 2015, FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). This standard requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 also requires separate presentation on the face of the income statement, or disclosure in the notes, of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amount had been recognized as of the acquisition date. ASU 2015-16 was effective for the Company beginning January 1, 2016 and did not have a material impact on its consolidated financial statements.

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

2.     GOING CONCERN

The Company has incurred significant losses to date and at September 30, 2016, had an accumulated deficit of approximately $62 million. In addition, broad commercial acceptance of the Company’s technology is critical to the Company’s success and ability to generate future revenues. At September 30, 2016, the Company’s total cash and cash equivalents were approximately $177,000, as compared to approximately $4,321,000 at December 31, 2015.

The Company has financed itself in the past through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. The Company estimates that it currently requires approximately $579,000 per month to conduct operations and pay dividend obligations, a monthly amount that it has been unable to achieve consistently through revenue generation.

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

3.     SHARE BASED COMPENSATION

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited interim condensed consolidated statements of operations:

	Three Months Ended September 30,	Three Months Ended September 30,
	2016	2015

Selling, general and administrative	$31,610	$30,779
Research, development and engineering	25,074	5,271
	$56,684	$36,050

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2016	2015

Selling, general and administrative	$221,791	$218,653
Research, development and engineering	59,191	39,644
	$280,982	$258,297

4.     FACTORING

Due from factor consisted of the following as of:

	September 30,	December 31,
	2016	2015

Original invoice value	$16,117	$149,680
Factored amount	(12,076)	(112,259)
Balance due from factor	$4,041	$37,421

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

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015

Factoring fees	$16,264	$87,929	$319,627	$323,059

5.	INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market, and consists primarily of fabricated assemblies and finished goods. Inventory is comprised of the following as of:

	September 30,	December 31,
	2016	2015

Finished goods	$330,947	$246,475
Fabricated assemblies	237,289	102,170
Total inventory	$568,236	$348,645

6.	SOFTWARE LICENSE RIGHTS

On November 11, 2015, the Company entered into a license agreement for the rights to all software and documentation regarding the technology currently known as or offered under the FingerQ name. The license agreement grants the Company the exclusive right to reproduce, create derivative works and distribute copies of the FingerQ software and documentation, create new FingerQ related products, and grant sub-licenses of the licensed technology to end users. The license rights have been granted to the Company in perpetuity, with a stated number of end-user resale sub-licenses allowed under the contract for a total of $12,000,000. The cost of sub-license rights expected to be sold to customers in the following 12 months is $2,000,000 and is classified as a current asset, and the balance as non-current.

	September 30,	December 31,
	2016	2015

Current software license rights	$2,000,000	$5,000,000
Non-current software license rights	9,999,550	7,000,000
Total software license rights	$11,999,550	$12,000,000

7.     EARNINGS (LOSS) PER SHARE COMMON STOCK (“EPS”)

The Company’s basic EPS is calculated using net loss available to common shareholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes and preferred stock.

The reconciliation of the numerators of the basic and diluted EPS calculations was as follows for both of the following three and nine month periods ended September 30:

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015

Basic Numerator:
Net loss	$(1,134,422)	$(1,079,584)	$(3,673,125)	$(1,250,539)
Convertible preferred stock dividends	(200,625)	-	(601,875)	-
Net loss available to common stockholders	$(1,335,047)	$(1,079,584)	$(4,275,000)	$(1,250,539)
Basic Denominator	66,360,445	66,038,941	66,253,808	66,013,958
Per Share Amount	$(0.02)	$(0.02)	$(0.06)	$(0.02)

All potential common shares were antidilutive, and accordingly diluted EPS equaled basic EPS for all periods presented in the accompanying financial statements.

The following table sets forth the options and warrants which were excluded from the diluted per share calculation even though the exercise prices were less than the average market price of the common shares because the effect of including these potential shares was antidilutive due to the net losses for the three and nine months ended September 30:

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015

Preferred stock	65,000,000	-	65,000,000	-
Stock options	347,897	12,917	160,770	68,227
Warrants	78,342	-	-	-
Total	65,426,239	12,917	65,160,770	68,227

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015

Stock options	2,580,000	3,991,332	2,780,000	2,888,332
Warrants	19,880,414	20,455,414	20,455,414	20,455,414
Total	22,460,414	24,446,746	23,235,414	23,343,746

8.	STOCKHOLDERS’ EQUITY

Preferred Stock

Within the limits and restrictions provided in the Company’s Certificate of Incorporation, the Board of Directors has the authority, without further action by the shareholders, to issue up to 5,000,000 shares of preferred stock, $.0001 par value per share, in one or more series, and to fix, as to any such series, any dividend rate, redemption price, preference on liquidation or dissolution, sinking fund terms, conversion rights, voting rights, and any other preference or special rights and qualifications. As of September 30, 2016, 100,000 shares of preferred stock have been designated as Series A-1 Convertible Preferred Stock, of which 90,000 shares are issued and outstanding, and 105,000 shares of preferred stock have been designated as Series B-1 Convertible Preferred Stock, all of which are issued and outstanding.

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

The holders of the Series A-1 shares are entitled to designate one person to serve on the Board of Directors of the Company. The holders of the Series A-1 Shares are entitled to vote on an as converted to common stock basis together with the holders of our common stock on all matters presented to our stockholders. Upon any liquidation or dissolution of the Company, any merger or consolidation involving the Company or any subsidiary of the Company in which the shares of capital stock of the Company outstanding immediately prior to such merger or consolidation do not represent immediately following such merger or consolidation at least a majority of the voting power of the capital stock of the resulting or surviving corporation, or the sale of all or substantially all assets in a single transaction or a series of related transactions, unless the holders of at least a majority of the outstanding Series A-1 Shares elect otherwise, holders of Series A-1 Shares shall be entitled to receive prior to any payment to any holders of the Company’s common stock an amount per share equal to $100.00 per share plus any declared and unpaid dividends (pari-passu with the Series B-1 holders). As of September 30, 2016, $135,000 of dividends were accrued for the holders of the Series A-1 shares, and have not been paid as of the date of this filing.

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

The holders of the Series B-1 shares are entitled to designate one person to serve on the Board of Directors of the Company. The holders of the Series B-1 Shares are entitled to vote on an as converted to common stock basis together with the holders of our common stock on all matters presented to our stockholders. Upon any liquidation or dissolution of the Company, any merger or consolidation involving the Company or any subsidiary of the Company in which the shares of capital stock of the Company outstanding immediately prior to such merger or consolidation do not represent immediately following such merger or consolidation at least a majority of the voting power of the capital stock of the resulting or surviving corporation, or the sale of all or substantially all assets in a single transaction or a series of related transactions, unless the holders of at least a majority of the outstanding Series B-1 Shares elect otherwise, holders of Series B-1 Shares shall be entitled to receive prior to any payment to any holders of the Company’s common stock an amount per share equal to $100.00 per share plus any declared and unpaid dividends (pari-passu with the Series A-1 holders). As of September 30, 2016, $65,625 of dividends were accrued for the holders of the Series B-1 shares, and have not been paid as of the date of this filing.

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

Common Stock

On March 8, 2016, the company issued 100,000 shares of common stock to its directors in payment of board fees valued at $16,000. On May 11, 2016, the Company issued 41,174 shares of common stock to its directors in payment of board fees valued at $6,999. On May 11, 2016, the Company issued 100,000 shares of common stock to the Chief Executive Officer as compensation valued at $17,000. On August 10, 2016, the Company issued 37,501 shares of common stock to its directors in payment of board fees valued at $9,000.

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

The cashless exercise features contained in the warrants are considered to be derivatives and the Company recorded warrant liabilities on the consolidated balance sheet. The Company initially recorded the warrant liabilities equal to their estimated fair value of $325,891. Such amount was also recorded as a reduction of additional paid-in capital. The Company is required to mark-to-market the warrant liabilities at the end of each reporting period. For the quarter ended September 30, 2016, the Company recorded a gain on the change in fair value of the cashless exercise features of $4,368. For the nine months ended September 30, 2016, the Company recorded a gain on the change in the fair value of the cashless exercise feature of $6,272. As of September 30, 2016, the fair value of the cashless exercise features was $1,206. The fair value of the cashless exercise features was $7,478 as of December 31, 2015.

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

The Company valued the purchase price reset feature using a Monte Carlo simulation at the date of issuance, and determined that the purchase price reset feature had no value as the calculated price of the common stock was not below $0.20 per share. At December 31, 2015, the calculated price was below $0.20, and on September 30, 2016 the calculated price was above $0.20 based on the Monte Carlo simulation.

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

Under GAAP, the Company is required to mark-to-market the derivative liability at the end of each reporting period. The Company did not value the derivative liabilities at the dates of issuance through September 30, 2016. Such conclusion was based upon the discussion noted above.

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

Warrants

On March 9, 2015, the Company issued a warrant to purchase 575,000 shares of common stock to a consultant which vested in equal quarterly installments over one year and is exercisable at $0.21 per share through March 8, 2020.

The fair value of the warrants was estimated on the date of grant at $98,065 using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate: 1.66%, expected life of options in years: 5, expected dividends: 0, volatility of stock price: 115.7%.

Share based expense related to the value of the stock warrants is recorded over the requisite service period, which is generally the vesting period for each tranche. Stock warrants issued by the Company are valued using the Black-Scholes option-pricing model. For the three and nine months ended September 30, 2016, the Company recorded an expense of $0 and $11,625 respectively, related to the stock warrants, which completed the service period expense.

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

The cashless exercise features contained in the warrants were initially considered to be derivatives and the Company recorded a warrant liability of $92,199 on the consolidated balance sheet. The warrants issued by the Company were valued using an option-pricing model. The Company marked-to-market the warrant liabilities at the end of each reporting period. During the quarter ended September 30, 2016, the Company determined the cashless exercise features did not meet the criteria for recording a warrant liability. Accordingly, the grant date fair value of the warrant liability was transferred to additional paid-in capital and the cumulative loss due to change in the recorded fair value of the liability was reversed during the quarter. For the quarter ended September 30, 2016 the Company recorded income of $56,017 in order to reverse the net cumulative loss on the warrant liability that had been previously recorded. For the nine months ended September 30, 2016 the Company recorded income on the change in warrant liability of $4,607. The warrant liability was $96,806 as of December 31, 2015.

Issuances and Exercise of Stock Options

During the three and nine months ended September 30, 2016, the Company granted 200,000 and 275,000 stock options respectively, to new employees under the 2015 Equity Plan. The options are exercisable for a term of seven years and vest in equal annual installments over a three-year period commencing on the date of grant. The options are exercisable at $0.17-0.24 per share. The weighted average fair value of the options granted during the quarter was $0.164.

The fair value of the options issued during the three months ended June 30, 2016 was estimated on the date of grant at $8,644 using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate: 1.12%, expected life of options in years: 4.5, expected dividends: 0, volatility of stock price: 93.7%.

The fair value of the options issued during the three months ended September 30, 2016 was estimated on the date of grant at $32,830 using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate: 1.08%, expected life of options in years: 4.5, expected dividends: 0, volatility of stock price: 93%.

9.	SEGMENT INFORMATION

The Company has determined that its continuing operations are one discrete segment consisting of biometric products. Geographically, North American sales accounted for approximately 90% and 56% of the Company’s total sales for the three months ended September 30, 2016 and 2015, respectively, and were approximately 84% and 32% of the Company’s total sales for the nine months ended September 30, 2016 and 2015, respectively.

10.	FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities, and notes payable, are carried at, or approximate, fair value because of their short-term nature.

The fair value of the warrant liabilities at September 30, 2016 were measured using the following assumptions:

Risk-free interest rate	0.20	-	0.21%
Expected term	0.07	-	0.11
Expected dividends		0
Volatility of stock price	62.9	-	69.0%

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about of future activities and the Company’s stock prices and historical volatility as inputs.

Warrant issued under PI SPA
Fair value at January 1, 2016	$7,478
Gain on derivative	(6,272)
1,206

Warrant issued under September 2015 SPA
Fair value at January 1, 2016	96,806
Gain on derivative	(4,607)
Transfer to additional paid-in capital	(92,199)
-

Balance, September 30, 2016	$1,206

11.	MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

For the three months ended September 30, 2016 and 2015, two customers accounted for 44% and three customers accounted for 65% of revenue, respectively. For the nine months ended September 30, 2016 and 2015, one customer accounted for 22% and one customer accounted for 53% of revenue, respectively.

At September 30, 2016, one customer accounted for 85% of accounts receivable. This receivable has been past due per the terms of the invoice for fifteen months as of September 30, 2016. Based on prior history with this customer, the Company believes the amount is fully collectable and has determined that a reserve is not necessary. During the quarter ended September 30, 2016, the company reclassified the past due receivable to long-term as management concluded that collection may not occur in the near term. At December 31, 2015, three customers accounted for 87% of accounts receivable.

12.	SUBSEQUENT EVENTS

On November 7, 2016, the Company issued 48,148 shares of common stock to its directors in payment of board fees. On November 11, 2016, we entered into a Securities Purchase Agreement with a stockholder/director for the purchase and sale of 6,200,000 shares of our common stock at an aggregate purchase price of $1,860,000 or $0.30 per share.

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

More recently, we have begun to distribute directly to consumers and commercial users our SideSwipe™, SideTouch and EcoID™ products. SideSwipe, SideTouch and EcoID are stand-alone fingerprint readers that can be used on any laptop, tablet or other device with a USB port.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2016 AS COMPARED TO SEPTEMBER 30, 2015

Consolidated Results of Operations - Percent Trend

	Three Months Ended September 30,
	2016	2015
Revenues
Services	43%	37%
License fees and other	57%	63%
	100%	100%
Costs and other expenses
Cost of services	11%	5%
Cost of license fees and other	29%	51%
	40%	56%
Gross Profit	60%	44%

Operating expenses
Selling, general and administrative	214%	151%
Research, development and engineering	123%	55%
	337%	206%
Operating loss	-277%	-162%

Other income (deductions)
Total other income	14%	1%
Net loss	-263%	-161%

Revenues and cost of goods sold

	Three months ended September 30,
	2016	2015	$ Change	% Change

Revenues
Service	$187,025	$250,191	$(63,166)	-25%
License & other	244,438	419,655	(175,217)	-42%
Total Revenue	$431,463	$669,846	$(238,383)	-36%

Cost of goods sold
Service	$46,257	$30,283	$15,974	53%
License & other	125,526	344,557	(219,031)	-64%
Total COGS	$171,783	$374,840	$(203,057)	-54%

Revenues

For the three months ended September 30, 2016 and 2015, service revenues included approximately $182,000 and $229,000, respectively, of recurring maintenance and support revenue, and approximately $5,000 and $21,000 of non-recurring custom services revenue, respectively.  Recurring service revenue decreased 21% during the current period primarily due to the delayed renewal of a maintenance agreement from the large shipment in the second quarter of 2015. The non-recurring custom services decreased 75% due to fewer customized requirements.

License and other revenue (comprised of hardware and royalties) decreased during the three months ended September 30, 2016. The decrease consisted of an approximate $157,000 or 42% decrease in our hardware sales, however, with the removal of a one-time sensor sale in 2015, hardware revenue increased approximately 100%. There was a $5,703 or 29% increase in core software. Royalty revenue decreased 100% as the OEM agreement was completed and was not renewed.

Costs of goods sold

During the three months ended September 30, 2016, cost of services increased approximately $16,000 from the corresponding period in 2015 due to increased costs associated with third party software costs and personnel costs.

License and other costs for the three months ended September 30, 2015 decreased $219,000 from the corresponding period in 2015 due to the sensors cost in 2015.

Selling, general and administrative

	Three months ended September 30,
	2016	2015	$ Change	% Change

Selling, general and administrative	$925,939	$1,013,778	$(87,839)	-9%

Selling, general and administrative expenses decreased 9% during the three months ended September 30, 2016 from the corresponding period in 2015. Decreases consisted of lower professional fees and costs related to the settlement of the LifeSouth lawsuit in 2015, and factoring fees, offset by higher marketing costs.

Research, development and engineering

	Three months ended September 30,
	2016	2015	$ Change	% Change

Research, development and engineering	$528,554	$368,788	$159,766	43%

During the three months ended September 30, 2016, research, development and engineering costs increased 43% over the corresponding period in 2015, as a result of increased new personnel costs, temporary outside services, and non-cash compensation.

Other income and expense

	Three months ended September 30,
	2016	2015	$ Change	% Change

Interest income	6	1	5	500%
Interest expense	-	(20,000)	20,000	-100%
Gain on derivative liabilities	60,385	27,975	32,410	116%

Total	$60,391	7,976	$52,415	657%

Interest income for the quarter ended September 30, 2016 and September 30, 2015 consisted of bank interest.

Interest expense for the quarter ended September 30, 2015 represented the amortized portion of the original issue discount and the interest charge of the loan.

During the fourth quarters of 2013 and 2014 and third quarter of 2015, we issued various warrants that contained derivative liabilities. Such derivative liabilities are required to be marked-to-market each reporting period. In the current quarter, we determined the warrant liability recorded during the third quarter of 2015 did not meet the criteria to record a derivative liability and therefore, the related cumulative loss on the derivative was reversed.

NINE MONTHS ENDED SEPTEMBER 30, 2016 AS COMPARED TO SEPTEMBER 30, 2015

Consolidated Results of Operations - Percent Trend

	Nine Months Ended September 30,
	2016	2015
Revenues
Services	54%	21%
License fees and other	46%	79%
	100%	100%
Costs and other expenses
Cost of services	13%	4%
Cost of license fees and other	20%	14%
	33%	18%
Gross Profit	67%	82%

Operating expenses
Selling, general and administrative	231%	84%
Research, development and engineering	124%	33%
	355%	117%
Operating loss	-288%	-35%

Other income (deductions)
Total other income	1%	0%
Net Income (loss)	-288%	-37%

Revenues and costs of goods sold

	Nine months ended September 30,
	2016	2015	$ Change	% Change
Revenues
Service	$692,677	$755,813	$(63,136)	-8%
License & other	585,192	2,835,662	(2,250,470)	-79%
Total Revenue	$1,277,869	$3,591,475	$(2,313,606)	-64%

Cost of goods sold
Service	$168,636	$154,251	$14,385	9%
License & other	251,485	505,339	(253,854)	-50%
Total COGS	$420,121	$659,590	$(239,469)	-36%

Revenues

For the nine months ended September 30, 2016 and 2015, service revenues included approximately $593,000 and $506,000, respectively, of recurring maintenance and support revenue, and approximately $99,000 and $250,000, respectively, of non-recurring custom services revenue.  Recurring service revenue increased 17% from 2015 to 2016 as we continued to expand our customer base. The non-recurring custom services decreased 60% due to fewer customized sales.

For the nine months ended September 30, 2016, license and other revenue (comprised of third party hardware and royalty) decreased approximately 79% as a result of several contributing factors.  Software license revenue decreased approximately $2,016,000 or 94% primarily as a result of a single large order in 2015 without a comparable order in 2016. Hardware sales decreased by approximately $177,000 or 29%, however, with the removal of the one-time sensor sale in 2015, hardware revenue increased approximately $90,000 or 25%.  Royalty income decreased 75% to approximately $21,000 from $81,000 during the corresponding period in 2015, as the OEM agreement was completed and was not renewed in the second quarter of 2016.

Costs of goods sold

For the nine months ended September 30, 2016, cost of service increased approximately $14,000 from the corresponding period in 2015 primarily as a result of increased costs associated with third party software costs and personnel costs.

License and other costs for the nine months ended September 30, 2016 decreased approximately $254,000 from the corresponding period in 2015, due to the decrease in hardware revenue specifically the one-time sensor sale.

Selling, general and administrative

	Nine months ended September 30,
	2016	2015	$ Change	% Change

Selling, general and administrative	$2,956,456	$3,034,318	$(77,862)	-3%

Selling, general and administrative expenses for the nine months ended September 30, 2016 decreased 3% from the corresponding period in 2015.  Decreases included the legal fees for the LifeSouth settlement from 2015, marketing expenses and sales commission, offset by increases from new personnel in the Hong Kong subsidiary.

Research, development and engineering

	Nine months ended September 30,
	2016	2015	$ Change	% Change

Research, development and engineering	$1,584,403	$1,169,427	$414,976	35%

During the nine months ended September 30, 2016, research, development and engineering costs increased 35% from the corresponding period in 2015, due to increased new personnel costs, temporary outside services, non-cash compensation and recruiting expenses.

Other income and expense

	Nine months ended September 30,
	2016	2015	$ Change	% Change

Interest income	19	5	14	280%
Interest expense	-	(20,000)	(20,000)	-100%
Gain on derivative liabilities	10,879	42,228	(31,349)	-74%
Income taxes	(912)	(912)	-	0%

Total	$9,986	$21,321	$(11,335)	-53%

Interest income for the period ended September 30, 2016 and September 30, 2015 consisted of bank interest.

Interest expense for the period ended September 30, 2015 represented the amortized portion of the original issue discount and the interest charge of the loan.

During the fourth quarters of 2013 and 2014, and third quarter of 2015, we issued various warrants that contained derivative liabilities. Such derivative liabilities are required to be marked-to-market each reporting period. In the current quarter, we determined the warrant liability recorded during the third quarter of 2015 did not meet the criteria to record a derivative liability and therefore, the related cumulative loss on the derivative was reversed.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash used for operations during the nine months ended September 30, 2016 was approximately $3,523,000. The cash used in operating activities was primarily attributable to the following items:

●

Positive cash flows related to adjustments to depreciation, amortization, share-based compensation, and issuance of common stock to our non-employee directors and Chief Executive Officer of approximately $329,000, a decrease in accounts receivable of approximately $957,000, and a decrease in due from factor of approximately $33,000.

●

Negative cash flows related to an increase in inventory of approximately $220,000, due to receipt of BIO-key brand fingerprint readers and fabricated assemblies with our Hong Kong subsidiary, and decreases in accrued expenses, deferred revenue, and accounts payable of approximately $900,000.

Net cash used for investing activities during the nine months ended September 30, 2016 was approximately $53,000 and related to capital expenditures.

Net cash used for financing activities during the nine months ended September 30, 2016 was approximately $568,000, consisting of approximately $535,000 in payment of dividends on preferred stock and approximately $33,000 for issuance of stock costs.

Net working capital at September 30, 2016 was approximately $1,921,000 as compared to net working capital of approximately $10,930,000 at December 31, 2015. The decline in working capital is primarily due to the reclassification from current asset to long term of an account receivable from a foreign customer of approximately $2.1 million, and a revised estimate in the current portion of software licenses to be sold (decrease of $3 million) in the next  twelve months, and cash used to fund operations during the nine months ended September 30, 2016.

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

Liquidity outlook

At September 30, 2016, our total cash and cash equivalents were approximately $177,000, as compared to approximately $4,321,000 at December 31, 2015.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. In that regard, we recently entered into a securities purchase agreement with Wong Kwok Fong (Kelvin), who serves on our board of directors, to purchase 6,200,000 shares of our common stock at a purchase price of $1,860,000. We estimate that we currently require approximately $579,000 per month to conduct our operations and pay dividend obligations, a monthly amount that we have been unable to consistently achieve through revenue generation. During the first nine months of 2016, we generated approximately $1,278,000 of revenue, which is below our average monthly requirements.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 7, 2016, we issued 48,148 shares of common stock to five non-employee directors in payment of directors’ fees. The foregoing securities were issued in a private placement transaction pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, without general solicitation or advertising of any kind and without payment of brokerage commissions to any person.

ITEM 5. OTHER INFORMATION.

The information set forth below is included herewith for the purpose of providing the disclosure required under “Item 1.01- Entry into a Material Definitive Agreement” of SEC Form 8-K.

On November 11, 2016, we entered into a Securities Purchase Agreement with Wong Kwok Fong (Kelvin) for the purchase and sale of 6,200,000 shares of our common stock at an aggregate purchase price of $1,860,000 or $0.30 per share. Mr. Wong is a director of the Company. We expect to close the transaction during the next ten days.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-key International, Inc.

Dated: November 14, 2016	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2016	/s/ Cecilia Welch
Cecilia Welch Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Securities Purchase Agreement dated November 11, 2016, by and between the Registrant and Wong Kwok Fong (Kelvin)

31.1	Certificate of CEO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of CFO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350

32.2	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation