Form 10-K
period 2016-12-31
BIO KEY INTERNATIONAL INC
filed 2017-03-31
CIK 1019034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $15,629,687.

As of March 28, 2017, the registrant had 6,096,920 shares of common stock outstanding.

Documents Incorporated by Reference: None

PRIVATE SECURITIES LITIGATION REFORM ACT

All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. Although we believe our plans, intentions and expectations reflected in the forward-looking statements are reasonable, we cannot be sure they will be achieved. Actual results may differ materially and adversely from the forward-looking statements contained herein due to a number of factors, including but not limited to those factors are set forth under the caption “Risk Factors” in Item 1A of this Annual Report and other filings with the Securities and Exchange Commission. These factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, may be significant, presently or in the future. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

BIO-key International, Inc., a Delaware corporation (the “Company,” “BIO-key,” “we,” or “us), was founded in 1993 to develop and market advanced fingerprint biometric technology and related security software solutions. First incorporated as BBG Engineering, the company was renamed SAC Technologies in 1994 and renamed BIO-key International, Inc. in 2002.

We develop and market advanced fingerprint biometric identification and identity verification technologies, as well as related identity management and credentialing hardware and software solutions. We were pioneers in developing automated, finger identification technology that supplements or compliments other methods of identification and verification, such as personal inspection identification, passwords, tokens, smart cards, ID cards, PKI, credit card, passports, driver’s licenses, OTP or other form of possession or knowledge-based credentialing. Additionally, advanced BIO-key® technology has been, and is, used to improve both the accuracy and speed of competing finger-based biometrics.

We have developed what we believe is the most discriminating and effective commercially available finger-based biometric technology. Our primary focus is in marketing and selling this technology into commercial logical and physical privilege entitlement and access control markets. Our primary market focus includes enterprise security, mobile payments and credentialing, healthcare records and data security, among other things. Our secondary focus includes government markets, large scale identity projects such as voter’s registration, driver’s license, national ID programs, and SIM card registration.

In 2015, we entered into the fingerprint hardware device business through a strategic relationship with China Goldjoy Group (“CGG”), an entity that is affiliated with one of our directors. We market and sell through distributors and directly to end users via Amazon, our SideSwipe™, EcoID™ and SideTouch™ finger readers which can be used on any laptop, tablet or other device which contains a USB port.

We continue to develop advancements in our capabilities, as well as explore potential strategic relationships, including business combinations and acquisitions, which could help us leverage our capability to deliver our solutions. We have built a direct sales force, and also utilize distributors, resellers, integrators and partners with substantial experience in selling technology solutions to government and corporate customers in their respective markets.

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

We also develop and distribute hardware components that are used in conjunction with our software, and sell third-party hardware components with our software in various configurations required by our customers. Our products are interoperable with all major fingerprint reader and hardware manufacturers, enabling application developers, value added resellers (“VARs”), and channel partners to integrate our fingerprint biometrics into their applications, while dramatically reducing maintenance, upgrade and life-cycle costs. Our core technology supports interoperability on over 40 different commercially available fingerprint readers and is interoperable across Windows, Linux, and the Android mobile operating systems. This interoperability is unique in the industry, is a key differentiator for our products in the biometric market and, in our opinion, makes our technology more viable than competing technologies and expands the size of the overall market for our products.

In November 2015, we entered into a license agreement with CGG pursuant to which we obtained a license to certain software from CGG, known as FingerQ, which has been integrated into our core WEB-key® platform and can be used in a number of application areas, including mobile payments and personal identity devices for the Asia Pacific markets. In 2016, the software has been integrated into our line of finger scanners that are marketed to consumers and enterprise users worldwide.

Our biometric identification technology improves both the accuracy and speed of screening individuals, for identification purposes or for personal identity verification, by extracting unique data from a fingerprint and comparing it to existing similar fingerprint data. The technology has been built to be scalable and to handle databases containing millions of fingerprints. We achieve the highest levels of discrimination without requiring any other identifying data (multi-factor) such as a user ID, smart ID cards, or tokens, although our technology can be used in conjunction with such additional factors. Users of our technology have the option of on device or cloud authentication. This flexible authentication option in conjunction with our interoperable capabilities, is another key differentiator of our biometric identification solutions.

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

Our finger identification algorithm, Vector Segment Technology (VST™), is the core intellectual property behind our full suite of biometric products that include:

●

Vector Segment Technology SDK (VST)—Our biometric software development kit (“SDK”) provides developers with the ability to incorporate our biometric capabilities into their respective product offerings or infrastructure. VST is available as a low level SDK for incorporation into any application architecture to increase security while not sacrificing convenience. VST runs on Windows and Linux as well as within WEB-key® on iOS and Android systems.

●

Intelligent Image Indexing®—Our biometric identification solution offers both large-scale one-to-many and one-to-one user identification. This solution enables customers to perform false alias and fast entry checks, including preventing fraudulent access to systems and privileges. Intelligent image indexing scales identification capabilities from thousands to millions of users. The solution runs on commercially available hardware making it scalable for any size system.

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

●

ID Director™—Our Single Sign On (SSO) is a suite of solutions for integration with CA Technologies SiteMinder, Oracle’s Fusion Middleware SSO, IBM Tivoli Access Manager as well as ISAM and other solutions, utilizing the power and security of WEB-key. This solution provides a simple to implement, custom authentication scheme for companies looking to enhance authentication. ID Director is designed to add a level of security and convenience to the transaction level of any application. Versions of ID Director include ID Director for Windows that provides enterprise customers the ability to integrate our biometric solutions into their MS Active Directory platform, and ID Director for Epic and Allscripts that allows healthcare customers to utilize our biometrics with the leading EMR EHR platforms.

In 2015, Microsoft announced native support for biometrics in the Windows 8.1 and Windows 10 Operating platforms as well as Office 2016. With Microsoft Hello, any user can replace their PIN or password to access their device without any special software downloads by using our finger scanners, SideSwipe, SideTouch and EcoID, which are plug and play compatible with the Microsoft platforms. We have been the exclusive partner, in particular at the Microsoft “Ignite your Business” Windows 10 and Office 2016 launch events, which has generated a number of leads and opportunities for both our hardware and software offerings. Moving forward, we intend to aggressively pursue these opportunities. In 2016, our finger scanners were introduced and are sold in the Microsoft stores nationwide, as well as through their on-line channel.

At Consumer Electronics Show 2017, we introduced a number of new products. These included TouchLock, fingerprint biometric and bluetooth enabled padlocks, FreePass, a wearable, mobile USB fingerprint reader, Q-180 Touch, a Micro USB compatible fingerprint reader for Android devices, and SidePass, a compact, square, touch reader for Windows devices. We expect to commence distribution in both the Asia Pacific and domestic markets in 2017.

Authentication Transaction Security

Our authentication-transaction security technology, WEB-key®, provides the ability to conduct identification and identity verification transactions in potentially insecure environments, including the World Wide Web or in off-site cloud environments.

WEB-key makes cloud-based biometric user-authentication viable and eliminates technology constraints on online service providers, who are otherwise dependent on handset provider hardware and software platform decisions. It extends all features and functionalities of the VST algorithm to customers looking to add an enhanced level of security to their thin client and client/server applications. WEB-key is currently supported by both Windows and Linux operating systems. Clients are available on Windows and Android operating systems.

Intellectual Property Rights

We develop and own significant intellectual property and believe that our intellectual property is fundamental to our biometric operation:

Patents

We own patented technologies and trade secrets developed or acquired by us.

In May 2005, the U.S. Patent & Trademark Office issued patent 6,895,104 for our Vector Segment fingerprint technology (VST), our core biometric analysis and identification technology. With the payment of all maintenance fees, this patent will expire on March 4, 2023.

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

Licensed Technology

In the fourth quarter of 2015, we entered into a license agreement with affiliates of CGG. The license agreement provides for the grant to our subsidiary, BIO-key Hong Kong Limited, of a perpetual, irrevocable, exclusive, worldwide, fully-paid license to all software and documentation regarding the software code, toolkit, electronic libraries and related technology currently known as or offered under the Finger Q name, together with perpetual license under all related patents held by the licensors and any other intellectual property rights owned by the licensors related to the forgoing software.  This portfolio includes 16 patents focused on, among other things, mobile payment systems and mobile payment methods based on biometric authentication as well finger print authentication systems and a finger print authentication method based on near field communication (“NFC”). The license agreement grants us the exclusive right to reproduce, create derivative works and distribute copies of the FingerQ software and documentation, create new FingerQ related products, and grant sublicenses of the licensed technology to end users. In addition, in the event the licensors make any derivatives or improvement in the FingerQ software or make any product or service that may compete with or which includes functionality similar to the FingerQ technology, they are required to license such derivative, improvement, product or service to us on the terms set forth in the license agreement at no additional charge. The license arrangement also allows us to create new, innovative solutions to address the growing demand for secure mobile transactions.

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

In October 2015, we established a wholly owned subsidiary in Hong Kong “BIO-key Hong Kong” for purposes of establishing relationships and conducting business is the Asia Pacific Region. Through our new Hong Kong subsidiary, we support the growing demand for secure identification and authentication in the region.

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

Business Model

Our business model for 2017 and beyond is focused on the following key areas:

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

Partner Model

We remain committed to a partner sales model. In the Identity and Access Management (IAM) space, we have adjusted our targets to include working with resellers, and are developing a security assertion markup language (SAML) solution for ease of installation purposes. In healthcare, HealthCast and other partners, such as Caradigm and Aventura, identified and sold our solutions to a number of new customers in 2016.

Consumer Market

We are working with Amazon and developing packaging so that our compact fingerprint readers can be featured and sold through retail outlets directly to consumers. This channel has been very successful and continues to grow for us.

Microsoft Partnership

In November of 2015, we established a partnership with Microsoft initiated by our participation at the “Ignite your Business” Windows 10 – Hello twelve city launch tour. BIO-key was featured as the exclusive biometric technology vendor during the launch and we continue to leverage this unique status.

Hardware

Almost immediately after launching SideSwipe, we witnessed an increase in inquiries inspiring us to develop a series of compact readers with different features and form factors. Hardware has played a significant role in increasing the visibility of our company and has become a catalyst for our software. By offering hardware to customers, we offer a more full and complete solution and eliminate the need for us to engage a hardware vendor on certain projects, which can sometimes inhibit the process and margins. The launch of our hardware division was one of the most significant developments in 2015. We are continuing to develop new products and grow our base of distributors and retail outlets for our products.

Research and Development

We concentrate our research and development efforts on enhancing the functionality, reliability and integration of our current products as well as developing new and innovative products and solutions. Although we believe that our identification technology is one of the most advanced and discriminating fingerprint technologies available today, the markets in which we compete are characterized by rapid technological change and evolving standards. In order to maintain our position in the market, we will continue to upgrade and refine our existing technologies. We have also licensed mobile platform software from CGG which we have integrated with our core WEB-key offerings and introduced to the Asian markets late 2016. This presents a significant opportunity for us going forward. During the years ended December 31, 2016 and 2015, we spent $2,008,942 and $1,556,025, respectively, on research and development.

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

With respect to competing biometrics technologies, each has its strengths and weaknesses and none has emerged as a market leader:

●	Fingerprint identification is generally viewed as very accurate, inexpensive and non-intrusive and is the dominant biometric in use today and will be for the foreseeable future;

●	Palm Vein scanning is expensive, technique-sensitive, and offers mobility challenges;

●	Iris scanning is viewed as accurate, but the hardware is significantly more expensive; and

●	Facial recognition can have accuracy limitations and is typically highly dependent on ambient lighting conditions, angle of view, and other factors.

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

Employees, Contractors, and Consultants

As of March 25, 2017, we employed twenty-one individuals on a full-time basis as follows: (i) ten in engineering, customer support, research and development; (ii) four in finance and administration; and (iii) seven in sales and marketing. We also use the services of two consultants (part-time) who provide engineering and technical services, and one part-time contracts administrator. Additionally, our Hong Kong subsidiary employs seven individuals on a full-time basis as follows: (i) one in research and development, (ii) two in finance and administration, (iii) two in logistics and supply chain management; and (iv) two in sales and marketing. We also use the services of ten factory contractors (full-time) in China.

ITEM 1A. RISK FACTORS

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements appearing just before the section captioned "Business" in Item 1. above. Effective February 3, 2015, we implemented a reverse stock split of our outstanding common stock at a ratio of 1-for-2 shares, and effective December 29, 2016, we implemented a reverse stock split of our outstanding common stock at a ratio of 1-for-12 shares. All share figures are reflected on a post-split basis.

Business and Financial Risks

Based on our lack of sufficient revenue since inception and recurring losses from operations, our auditors have included an explanatory paragraph in their opinion as to the substantial doubt about our ability to continue as a going concern.

Due to, among other factors, our history of losses and limited revenue, our independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2016 as to the substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

Since our formation, we have historically not generated significant revenue and have sustained substantial operating losses.

As of December 31, 2016, we had an accumulated deficit of approximately $62.8 million. In order to increase revenue, we have developed a direct sales force and anticipate the need to retain additional sales, marketing and technical support personnel and may need to incur substantial expenses. We cannot assure you that we will be able to secure these necessary resources, that a significant market for our technologies will develop, or that we will be able to achieve our targeted revenue. If we are unable to achieve revenue or raise capital sufficient to cover our ongoing operating expenses, we will be required to scale back operations, including marketing and research initiatives, or in the extreme case, discontinue operations.

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

We market our technology through licensing arrangements with:

       ●     Original equipment manufacturers, system integrators and application developers which develop and market products and applications which can then be sold to end users;

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

We introduced our products in Asian markets in 2016. Our financial performance will be subject to risks associated with changes in the value of the U.S. dollar versus local currencies.

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

In addition, in the event that we recruit employees from other technology companies, including certain potential competitors, and these employees are engaged in the development of portions of products which are similar to the development in which they were involved at their former employers, we may become subject to claims that such employees have improperly used or disclosed trade secrets or other proprietary information. If any such claims were to arise in the future, litigation or other dispute resolution procedures might be necessary to retain our ability to offer our current and future services, which could result in substantial costs and diversion of our financial and management resources. Successful infringement or licensing claims against us may result in substantial monetary damages, which may materially disrupt the conduct of our business and have a material adverse effect on our reputation, business, financial condition and results of operations. Even if intellectual property claims brought against us are without merit, they could result in costly and time consuming litigation, and may divert our management and key personnel from operating our business.

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

We have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We currently require approximately $592,000 per month to conduct our operations and pay dividend obligations, a monthly amount that we have been unable to consistently achieve through revenue generation. During 2016, we generated approximately $2,976,000 of revenue, which is below our average monthly requirements. If we are unable to generate sufficient revenue to cover operating expenses and fund our business plan, we will need to obtain additional third-party financing to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. We may, therefore, need to obtain additional financing through the issuance of debt or equity securities. We cannot assure you that we will be able to secure any such additional financing on terms acceptable to us or at all. If we cannot obtain such financing, we will not be able to execute our business plan, will be required to reduce operating expenses, and in the extreme case, discontinue operations.

We may not achieve sustainable profitability with respect to the biometric component of our business if we are unable to maintain, improve our offerings.

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

As of the date of this report, approximately 8,804,604 shares of our common stock were reserved for issuance upon exercise or conversion of outstanding stock options, convertible preferred stock, and warrants. Our Series A-1 and Series B-1 Convertible Preferred Stock and certain warrants, contain “blocker provisions” which prohibit the conversion or exercise of such securities if such conversions would result in the holder of such securities beneficially owing in excess of 9.99% or 4.99%, respectively, of our outstanding shares. Although these provisions may be waived on 61 days written notice, they may have the effect of reducing the number of shares of common stock we are required to issue at any one time. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders.

The availability of a substantial number of shares of our common stock for public sale may cause the price of our common stock to decline.

Our most recent registration statements, which were declared effective in January 2017, cover the public resale of 7,076,052 shares of our common stock, including 516,667 shares of common stock issued in our November 2016 private placement, 2,500,000 shares of common stock issuable upon conversion of Series A-1 Convertible Preferred Stock issued in our October 2015 and November 2015 private offerings, 2,916,667 shares of common stock issuable upon conversion of Series B-1 Convertible Preferred Stock issued in our November 2015 private offering, and 1,142,718 shares of common stock underlying warrants issued in our July 2013 and November 2014 private offerings. The Series A-1 Convertible Preferred Stock and Series B-1 Convertible Preferred stock are each subject to a “blocker provision” which prohibits conversion if such conversion would result in the holder being the beneficial owner of in excess of 9.99% of our common stock. Although these provisions may be waived on 61 days written notice, they may have the effect of reducing the number of shares of common stock we are required to issue at any one time. Absent such blocker provisions, the shares of common stock being offered by the selling security holders represent approximately 98% of our outstanding shares. The availability of these shares for sale to the public, whether or not sales have occurred or are occurring, and the sale of such shares in the public markets could have an adverse effect on the market price of our common stock. Such an adverse effect on the market price would make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

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

Because we do not expect to pay dividends for the foreseeable future, investors seeking cash dividends should not purchase our shares of common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real estate. We conduct operations from leased premises in Eagan, Minnesota (5,544 square feet), and Wall, New Jersey (4,517 square feet), as well as in several home-office locations across the country. Internationally, we conduct operations from leased premises in Jiangmen, China (3,267 square feet).

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, we periodically become involved in litigation. We are not a party to any pending litigation.

ITEM 4.      MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the OTCQB Marketplace under the symbol “BKYI”. The following table sets forth the range of high and low bid prices per share of our common stock for each of the calendar quarters identified below as reported by the OTCQB Marketplace. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. The quotations for all periods reflect the 1-for-2 reverse stock split which was effective February 3, 2015, and the 1-for-12 reverse stock split which was effective December 29, 2016.

2016:	High	Low

Quarter ended December 31, 2016	$3.60	$1.56
Quarter ended September 30, 2016	3.24	1.44
Quarter ended June 30, 2016	3.72	1.44
Quarter ended March 31, 2016	2.28	1.32

2015:	High	Low

Quarter ended December 31, 2015	$2.40	$1.44
Quarter ended September 30, 2015	2.76	1.20
Quarter ended June 30, 2015	2.64	1.44
Quarter ended March 31, 2015	3.00	1.68

The last price of our common stock as reported on the OTC QB Market place as of March 28, 2017 was $2.65.

Holders

As of March 28, 2017, the number of stockholders of record of our common stock was 143.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sale of Unregistered Securities

On December 13, 2016, we issued 41,667 share of common stock to a consultant firm in payment for services. These shares were issued in a private placement transaction to one accredited investor pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

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

The following Management’s Discussion And Analysis Of Financial Condition And Results Of Operations (“MD&A”) is intended to help you understand the Company. The MD&A is provided as a supplement to and should be read in conjunction with our financial statements and the accompanying notes. Effective February 3, 2015, we implemented a reverse stock split of our outstanding common stock at a ratio of 1-for-2 shares, and effective December 29, 2016, we implemented a reverse stock split of our outstanding common stock at a ratio of 1-for-12 shares. All share figures are reflected on a post-split basis.

OVERVIEW

We develop and market advanced fingerprint biometric identification and identity verification technologies, as well as related identity management and credentialing fingerprint biometric hardware and software solutions. We were pioneers in developing automated, finger identification technology that supplements or compliments other methods of identification and verification, such as personal inspection identification, passwords, tokens, smart cards, ID cards, PKI, credit card, passports, driver’s licenses, OTP or other form of possession or knowledge-based credentialing.  Advanced BIO-key® technology has been and is used to improve both the accuracy and speed of competing finger-based biometrics. Our solutions are used by many customers in every sector of our economy including government, retail, healthcare and financial services.

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

In 2016, we began to sell through distribution and directly to consumers and commercial users our SideSwipe™ SideTouch™ and EcoID™ products. SideSwipe, SideTouch and EcoID are stand-alone fingerprint readers that can be used on any laptop, tablet or other device with a USB port.

We have developed what we believe is the most discriminating and effective commercially available finger-based biometric technology. Our primary focus is in marketing and selling this technology into commercial logical and physical privilege entitlement & access control markets.  Our primary market focus includes, among others, enterprise access, mobile payments & credentialing, online payments, and healthcare record and payment data security.  Our secondary focus includes government and educational markets.

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

In the near-term, we expect to grow our business within government services and highly-regulated industries in which we have historically had a strong presence, such as the healthcare industry.  We believe that continued heightened security and privacy requirements in these industries will generate increased demand for security solutions, including biometrics. In addition, we expect that the integration of our technology into Windows 10, will accelerate the demand for our computer network log-on solutions and fingerprint readers. Finally, our entry into the Asian market and licensing arrangement with CGG is expected to further expand our business by opening new markets along with the new and innovative hardware offerings that are currently available and planned for introduction in early 2017.

We intend to expand our business into the cloud and mobile computing industries. The emergence of cloud computing and mobile computing are primary drivers of commercial and consumer adoption of advanced authentication applications, including biometric and BIO-key authentication capabilities.  As the value of assets, services and transactions increases on such networks, we expect that security and user authentication demand should rise proportionately. Our integration partners include major web and network technology providers, who we believe will deliver our cloud-applicable solutions to interested service-providers. These service-providers could include, but are not limited to, financial institutions, web-service providers, consumer payment service providers, credit reporting services, consumer data service providers, healthcare providers and others. Additionally, our integration partners include major technology component providers and OEM manufacturers, who we believe will deliver our device-applicable solutions to interested hardware manufacturers. Such manufacturers could include cellular handset and smartphone manufacturers, tablet manufacturers, laptop and PC manufacturers, among other hardware manufacturers. Our recently introduced SAML and Open ID solutions will create new opportunities for us in 2017.

RESULTS OF OPERATIONS

Consolidated Results of Operations

Two Year % trend

	Years ended December 31,
	2016	2015
Revenues
Services	28%	18%
License fees and other	72%	82%
	100%	100%
Costs and other expenses
Cost of services	7%	5%
Cost of license fees and other	18%	19%
	25%	24%
Gross Profit	75%	76%

Operating expenses
Selling, general and administrative	149%	78%
Research, development and engineering	68%	30%
	216%	108%
Operating loss	141%	-32%

Other income (deductions)
Total other income (deductions)	0%	-3%
Net loss	-141%	-35%

Revenues and Costs of goods sold

			2016 - 2015
	2016	2015	$ Chg	% Chg

Revenues
Service	$821,178	$931,394	$(110,216)	-12%
License & other	2,154,578	4,329,831	(2,175,253)	-50%
Total Revenue	$2,975,756	$5,261,225	$(2,285,469)	-43%

Cost of goods sold
Service	$216,465	$260,436	$(43,971)	-17%
License & other	513,218	1,019,085	(505,867)	-50%
Total COGS	$729,683	$1,279,521	$(549,838)	-43%

Revenues

Revenue decreased $2,285,469 or 43% to $2,975,756 in 2016 as compared to $5,261,225 in 2015. As described more fully below, the decrease was due primarily to a slower than expected pace of software deployments in our core business of licensing our software, and the related sales of our fingerprint readers.

For the years ended December 31, 2016 and 2015, service revenues included approximately $722,000 and $679,000, respectively, of recurring maintenance and support revenue, and approximately $99,000 and $252,000, respectively, of non-recurring custom services revenue.  Recurring service revenue increased 6% from 2015 to 2016, due to the increase in bundled maintenance agreements to our expanding customer license base. Non-recurring custom services decreased 61% due to fewer custom requirements and complex installations.

For the years ended December 31, 2016 and 2015, license and other revenue (comprised of third party and BIO-key hardware and royalty) decreased approximately 50% as a result of several contributing factors.  Software license revenue decreased by approximately $1,753,000, or 60%, during the year ended December 31, 2016 compared to the year ended December 31, 2015. Although, we developed new partnerships in 2016, the pace of the rolled out deployments did not occur at the same pace as 2015. Overall hardware sales decreased by approximately $340,000, or 26%, as compared to 2015. Our Hong Kong subsidiary expanded its customer base and increased its hardware revenue by approximately $179,000, or 73%, which was offset by the decrease in the US operations of approximately $519,000 or 49%, as a result of the slow pace of large new installations. We continued to ship to Aesynt for their continued deployments of our identification technology in their AccuDose® product line, and for ongoing expansion of biometric ID deployments with commercial partners Educational Biometric Technology, Identimetrics and healthcare customers. Royalty income decreased 80% to approximately $21,000 from $103,000 during 2015, as the OEM agreement was completed and was not renewed in the second quarter of 2016.

Costs of goods sold

For the year ended December 31, 2016, cost of service decreased approximately $44,000 primarily as a result of costs associated with non-recurring custom services revenue. License and other costs for the year ended December 31, 2016 decreased approximately $506,000 due primarily to the decrease in hardware revenue, and third party software related revenue. Overall the gross margin has been consistent year over year.

Selling, general and administrative

		2016 - 2015
2016	2015	$ Chg	% Chg

$4,438,950	$4,121,942	$317,008	8%

Selling, general and administrative expenses for the year ended December 31, 2016 increased largely due to a bad debt expense related to a contract whose payments are behind schedule,  As a result of the payment delays, the Company has reserved $500,000 which represents 24% of the remaining balance owed under the contract. The increase was offset by lower professional fees, and costs related to the settlement of the LifeSouth lawsuit in 2015, as well as lower factoring and marketing fees.

Research, development and engineering

		2016 - 2015
2016	2015	$ Chg	% Chg

$2,008,942	$1,556,025	$452,917	29%

For the year ended December 31, 2016, research, development and engineering costs increased as a result of new personnel costs and temporary outside consulting services offset by lower legal fees.

Other income and expense

			2016 - 2015
	2016	2015	$ Chg	% Chg

Interest income	$30	$14	$16	114%
Interest expense	-	(192,199)	192,199	-100%
Gain on derivative liabilities	12,085	31,142	(19,057)	-61%

	$12,115	$(161,043)	$173,158	-107%

Interest income for the years ended December 31, 2016 and 2015 consisted of bank interest.

Interest expense for the year ended December 31, 2015 represented the amortized original issue discount, the amortized debt discount from the warrant liabilities, and the interest charge under a promissory note we issued in September 2015.

During the fourth quarters of 2013 and 2014 and third quarter of 2015, we issued various warrants that contained derivative liabilities. Such derivative liabilities are required to be marked-to-market each reporting period. In 2016, we determined the warrant liability recorded during the third quarter of 2015 did not meet the criteria to record a derivative liability and, therefore, the related cumulative loss on the derivative was reversed.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities overview

Net cash used for operations during the year ended December 31, 2016 was approximately $4,447,000. Items of note were as follows:

●	Negative cash flows related to changes in prepayments, accounts payable, accounts receivable, and accrued expenses of approximately $1,200,000, due to working capital management, and

●

Net positive cash flows related to the adjustments for non-cash expenses for depreciation, amortization, share-based compensation, increase in allowance for doubtful accounts, and gain on derivative liabilities of approximately $1,000,000.

Investing activities overview

Net cash used for investing activities during the year ended December 31, 2016 was approximately $53,000 and was due to capital expenditures.

Financing activities overview

Net cash provided by financing activities during the year ended December 31, 2016 was approximately $1,240,000 and attributable primarily to the following:

●	Positive cash flows from the issuance of shares of common stock approximately $1,860,000, offset by dividends paid on preferred stock and financing costs of approximately $620,000.

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

On September 23, 2015, we issued a promissory note and a warrant to purchase 69,445 post-split shares of common stock for an aggregate principal sum of $250,000. The warrants have a term of five years and an exercise price of $3.60 per share. The note was repaid in full in October 2015.

On October 22 and 29, 2015, we issued 84,500 shares (the “Series A-1 Shares”) of Series A-1 Convertible Preferred Stock at a purchase price of $100.00 per share, for aggregate gross proceeds of $8,450,000. The Series A-1 Shares are convertible at any time at the option of the holder into shares of common stock at a conversion price of $3.60 per share, subject to adjustment for stock dividends, stock splits, combinations, and reclassifications of our capital stock, and subject to a “blocker provision” which prohibits conversion if such conversion would result in the holder being the beneficial owner of in excess of 9.99% of our common stock. The Series A-1 Shares accrue dividends at the rate of 6% per annum payable quarterly on April 1, July, 1, October 1, and January 1 of each year payable in cash through October 1, 2017 and thereafter, in cash or kind through the issuance of additional shares of common stock having a value equal to the volume weighted average trading price of the Company’s common stock for the ten (10) days preceding the applicable dividend payment date.

On November 11, 2015, we issued 105,000 shares (the “Series B-1 Shares”) of Series B-1 Convertible Preferred Stock at a purchase price of $100.00 per share, for gross proceeds of $10,500,000, and 5,500 additional shares of Series A-1 Convertible Preferred Stock at a purchase price of $100.00 per share, for gross cash proceeds of $550,000. The Series B-1 Shares are convertible at any time at the option of the holder into shares of common stock at a conversion price of $3.60 per share, subject to adjustment for stock dividends, stock splits, combinations, and reclassifications of our capital stock, and subject to a “blocker provision” which prohibits conversion if such conversion would result in the holder being the beneficial owner of in excess of 9.99% of our common stock. The Series B-1 Shares accrue dividends at the rate of 2.5% per annum payable quarterly on April 1, July, 1, October 1, and January 1 of each year payable in cash.

On November 18, 2016, we issued to Wong Kwok Fong (Kelvin), a director and executive officer of the Company, 516,667 shares of common stock at a purchase price of $3.60 per share for gross cash proceeds of $1,860,000.

LIQUIDITY OUTLOOK

At December 31, 2016, our total cash and cash equivalents were approximately $1,061,307, as compared to approximately $4,321,000 at December 31, 2015.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We currently require approximately $592,000 per month to conduct our operations and pay dividend obligations, a monthly amount that we have been unable to consistently achieve through revenue generation.  During 2016, we generated approximately $2,976,000 of revenue, which is below our average monthly requirements.

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

We intend to enter into arrangements with end users for items which may include software license fees, and services or various combinations thereof. For each arrangement, revenues will be recognized when evidence of an agreement has been documented, the fees are fixed or determinable, collection of fees is probable, delivery of the product has occurred and no other significant obligations remain.

Multiple-Element Arrangements: For multiple-element arrangements, we apply the residual method in accordance with ASC 985-605. The residual method requires that the portion of the total arrangement fee attributable to the undelivered elements be deferred based on its Vendor Specific Objective Evidence “VSOE” of fair value and subsequently recognized as the service is delivered. The difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements, which is generally the software license. VSOE of fair value for all elements in an arrangement is based upon the normal pricing for those products and services when sold separately. VSOE of fair value for support services is additionally determined by the renewal rate in customer contracts. We have established VSOE of fair value for support as well as consulting services.

License Revenues: Amounts allocated to license revenues are recognized at the time of delivery of the software and all other revenue recognition criteria discussed above have been met.

Revenue from licensing software, which requires significant customization and modification, is recognized using the percentage of completion method, based on the hours of effort incurred by us in relation to the total estimated hours to complete. In instances where third party hardware, software or services form a significant portion of a customer’s contract, we recognize revenue for the element of software customization by the percentage of completion method described above. Otherwise, third party hardware, software, and services are recognized upon shipment or acceptance as appropriate. If we make different judgments or utilize different estimates of the total amount of work expected to be required to customize or modify the software, the timing and revenue recognition, from period to period, and the margins on the project in the reporting period, may differ materially from amounts reported. Anticipated contract losses are recognized as soon as they become known and are estimable.

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

We provide customers, free of charge or at a minimal cost, testing kits which potential licensing customers may use to test compatibility/acceptance of our technology with the customer’s intended applications.

Costs and other expenses: Includes professional compensation and other direct contract expenses, as well as costs attributable to the support of client service professional staff, depreciation and amortization costs related to assets used in revenue-generating activities, and other costs attributable to serving our client base. Professional compensation consists of payroll costs and related benefits including stock-based compensation and bonuses. Other direct contract expenses include costs directly attributable to client engagements, such as out-of-pocket costs including travel and subsistence for client service professional staff, costs of hardware and software and costs of subcontractors. The allocation of lease and facilities charges for occupied offices is included in costs of service.

We account for our warranties under the FASB ASC 450 “Contingencies.” We generally warrants that our products are free from defects in material and workmanship for a period of one year from the date of initial delivery to its customers. The warranty does not cover any losses or damage that occurs as a result of improper installation, misuse or neglect or repair or modification by anyone other than the Company or its authorized repair agent. Our policy is to accrue anticipated warranty costs based upon historical percentages of items returned for repair within one year of the initial sale. Our repair rate of products under warranty has been minimal, and a historical percentage has not been established. Our software license agreements generally include certain provisions for indemnifying customers against liabilities if our software products infringe upon a third party’s intellectual property rights. We have not provided for any reserves for warranty liabilities as it was determined to be immaterial.

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

4. Income Taxes

The provision for, or benefit from, income taxes includes deferred taxes resulting from the temporary differences in income for financial and tax purposes using the liability method. Such temporary differences result primarily from the differences in the carrying value of assets and liabilities. Future realization of deferred income tax assets requires sufficient taxable income within the carryback, carryforward period available under tax law. We evaluate, on a quarterly basis whether, based on all available evidence, it is probable that the deferred income tax assets are realizable. Valuation allowances are established when it is more likely than not that the tax benefit of the deferred tax asset will not be realized. The evaluation, as prescribed by ASC 740-10, “Income Taxes,” includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. Because of our historical performance and estimated future taxable income a full valuation allowance has been established.

5. Accounting for Stock-Based Compensation

We account for share based compensation in accordance with the provisions of ASC 718-10, “Compensation — Stock Compensation,” which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The majority of our share-based compensation arrangements vest over either a three or four year vesting schedule. We expense our share-based compensation under the ratable method, which treats each vesting tranche as if it were an individual grant. The fair value of stock options is determined using the Black-Scholes valuation model, and requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected option term”), the estimated volatility of our common stock price over the option’s expected term, the risk-free interest rate over the option’s expected term, and our expected annual dividend yield. Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized as an expense in the consolidated statements of operations. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the service period, net of estimated forfeitures (the number of individuals that will ultimately not complete their vesting requirements). The estimation of stock awards that will ultimately vest requires significant judgment. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See financial statements appearing at pages 36-61 of this Annual Report on Form 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

As we are a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information about each director, executive officer, and key employee of the Company.

NAME	AGE	POSITIONS HELD
Michael W. DePasquale	62	Chairman of the Board of Directors and Chief Executive Officer
John Schoenherr (a) (b)	64	Director
Thomas E. Bush, III (a) (c)	64	Director
Thomas Gilley (c)	56	Director
Wong Kwok Fong	53	Director, Managing Director, Bio-Key, Hong Kong Limited
Yao Jianhui	45	Director
Pieter Knook (b)	58	Director

Cecilia Welch	57	Chief Financial Officer
Mira K. LaCous	55	Chief Technology Officer
Barbara Rivera	64	Chief Operation Officer
Renat Zhdanov	54	Vice President, Chief Scientist
James Sullivan	49	Senior Vice President of Global Sales

(a)	Compensation Committee Member

(b)	Audit Committee Member

(c)	Nominating Committee Member

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

JOHN SCHOENHERR has served as a Director since December 30, 2004. Mr. Schoenherr served as Vice President of Corporate Performance Management for Oracle Corporation from 1995 through 2006. Prior to Oracle, he served as Senior Vice President of Business Intelligence and Analytics at Information Resources, Inc. Mr. Schoenherr has over 25 years of experience in the area of business intelligence and strategic planning. His career includes a number of product development and management positions. Mr. Schoenherr has extensive product management and information services experience in both the large and small enterprise sectors.

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

THOMAS GILLEY has served as a Director of the Company since January 29, 2014. Mr. Gilley is an entrepreneur, hands on technologist for mobile technologies, digital media, internet of things and social computing. Mr. Gilley served at Apple Computer, in the Advance Technology Group and Portable Products Group.  Before and after Apple, Mr. Gilley founded several successful companies including PicoStar, a Silicon Valley incubator-technology investment company where he has been CEO since 1996.  In New York City Mr. Gilley served as a strategic advisor, investor and technology company founder. Most recently, Mr. Gilley sold his on-demand web media company to Vignette and acted as CTO throughout the transaction and through the company's ultimate acquisition by OpenText. Mr. Gilley’s substantial experience in starting, operating and financing technology companies provides the Board with a deep knowledge of the sales and development cycles applicable to growth businesses in the technology industry

WONG KWOK FONG has served as a Director of the Company since December 4, 2015 and Managing Director of our Hong Kong Subsidiary since August 2016. He is the co-founder of China Goldjoy Group (previously World Wide Touch Technology Holdings Limited), a company listed on The Stock Exchange of Hong Kong. From 1997 until August, 2015, Mr. Wong served as the chairman of China Goldjoy Group and served as its Chief Technology Officer through October 2016. During this time, Mr. Wong played a significant role in the substantial growth of the business. Mr. Wong brings over 14 years of senior management experience in manufacturing, supply chain, and marketing functions in the electronics and technology industries, including establishing manufacturing plants in Hong Kong and China, and building an extensive network in the electronics and technology industries. Mr. Wong’s substantial experience in the technology industry, including biometrics and payment systems, and serving the Asian markets, broadens and strengthens the Board’s collective qualifications, skills, and experience.

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

PIETER KNOOK has served as a Director of the Company since May 2, 2016. Mr. Knook has over 30 years of experience in mobility and software technology in Europe, Asia and the United States. Mr. Knook served as the Director of Internet Services at Vodafone Group in London from March 2008 through October 2010. Prior to joining Vodafone, Mr. Knook spent approximately 18 years at Microsoft. As President of Microsoft Asia from 1997 to 2001, Mr. Knook led the company’s efforts in opening and expanding Asian markets. He subsequently served as Senior Vice President of Microsoft’s mobile communication business from 2001 through 2008. Mr. Knook’s extensive industry experience, particularly in serving the Asian markets, further broadens and strengthens the Board’s collective qualifications, skills, and experience.

Executive Officers

CECILIA WELCH has served as the Chief Financial Officer of the Company since December 21, 2009. Ms. Welch joined the Company in 2007 as Corporate Controller. Prior to joining the Company, from January 2006 to December 2006, she was the Controller for Savaje Technologies (acquired by Sun Microsystems), a developer of advanced mobile telephone software. From October 2004 to January 2006, she was Controller for Crystal Systems, a manufacturer of sapphire crystals used for industrial, semiconductor, defense and medical applications. From December 1988 to July 2004, she was the Controller for ATN Microwave (acquired by Agilent Technologies), a manufacturer of automated test equipment. Ms. Welch has a Bachelor’s degree in Accounting from Franklin Pierce University.

MIRA K. LACOUS has served as Chief Technology Officer of the Company since March 13, 2014. Prior to her appointment as Chief Technology Officer, she served as Senior Vice President of Technology & Development since 2012, and as our Vice President of Technology and Development since 2000. Ms. LaCous has over 28 years of product/project management, solution architecture, software development, team leadership and customer relations experience, with a background that includes successfully bringing numerous technologies to market, including automated voice response systems, automated building control systems, software piracy protection, intranet training materials and testing, page layout and design software, image scanning software and systems, biometric security, biometric algorithms and more. Ms. LaCous is also the author of six US patented technologies, multiple international patents, and other patent pending solutions. She has been an officer or director of two other companies; National Computer Systems (NCS), and TEL-Line Systems. Ms. LaCous has a Bachelor’s in Computer Science from North Dakota State University. Ms. LaCous also served on the Board of Directors of the Minnesota Sinfonia, a not-for-profit arts and education organization, as well as its chairperson for two years.

BARBARA RIVERA has served as Chief Operating Officer of the Company since September 1, 2016. Prior to joining the Company, from 2012 to 2016 she was the General Manager/President, Experian Public Sector for Experian North America, a global information services company, providing data and analytical tools to help businesses manage credit risk, prevent fraud, target marketing offers, and automate decision making. From 2009 to 2012, she was General Manager/Vice President for SAS Institute, a provider of risk, fraud and security intelligence analytics software. From 2003 to 2009, she was the Vice President and Deputy General Manager for L-3 Communications - Managed Services Solutions, a prime contractor in Intelligence, Surveillance and Reconnaissance (ISR) systems, and security and detection systems. Ms. Rivera served as a director of the Company from January 2014 until July 2015.

Key Employees

RENAT Z. ZHDANOV has served as Chief Scientist of the Company since November 2001. He has over fifteen years of academic experience in various fields of mathematics and physics; fifteen years of image processing, pattern recognition, and big data analysis algorithm development experience and more than ten years of software development experience ranging from database programming to statistical and analytical programming. Dr. Zhdanov is a recognized expert in mathematical physics and is the author of two books and more than 130 papers published in leading mathematics and physics journals. Before joining the Company, he worked as Chief Mathematician and Visiting Scientist in universities in Ukraine, Germany, Great Britain, Sweden and Spain. Dr. Zhdanov has two PhD degrees in Mathematical Physics and Differential Equations from the Institute of Mathematics in Kiev, Ukraine. He serves as the member of the Editorial Board of the “Journal of Applied Mathematics”.

JAMES SULLIVAN has served as Senior Vice President of Strategy and Business Development of the Company since April 2012, in addition to his dual role as Senior Vice President of Global Sales from August 2015 through December of 2016, and Mr. Sullivan is a recognized expert in biometric authentication for consumer and mobile applications. During his 10 years at BIO-key, Mr. Sullivan has directly worked with dozens of the Company’s customers, including AT&T, LexisNexis, NCR and McKesson, on large-scale biometric-centered identity management projects that interface daily with millions of corporate and consumer users.  Mr. Sullivan holds a Computer Science degree from Brown University, and has 24 years of experience in IT projects and implementation, including 14 years directly working with identity management solutions at the Company, Computer Associates, Platinum Technology, and Memco Software.

Directors’ Terms of Office

Mr. DePasquale was initially elected as a director in 2003, and was re-elected in 2004. Mr. Schoenherr was initially elected as a director in 2004. Mr. Bush and Mr. Gilley were initially appointed as directors in 2014. Mr. Wong and Mr. Yao were initially appointed as directors in 2015. Mr. Knook was initially elected as a director in 2016. Each director was elected to serve until the Company’s next annual meeting or until his successor is duly elected and qualified in accordance with the By-laws of the Company.

Audit Committee

The Audit Committee is comprised of John Schoenherr and Pieter Knook. The Board has determined that Mr. Schoenherr is an “audit committee financial expert” under the applicable rules adopted by the Securities and Exchange Commission. As our operations and complexity of our business continue to increase, we are in the process of searching, identifying and nominating another director who qualifies as an audit committee financial expert. Additionally, the Audit Committee has the ability on its own to retain independent accountants or consultants whenever it deems appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the U.S. Securities and Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors and persons who own more than ten percent (10%) of the Company’s Common Stock to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of the Company’s Common Stock. Such officers, directors and ten percent (10%) stockholders are also required by applicable SEC rules to furnish the Company with copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on its review of the copies of such forms received by it, or written representations from such persons that no other reports were required for such persons, the Company believes that during the fiscal year ended December 31, 2016, all Section 16(a) filing requirements applicable to the Company’s officers, directors and ten percent (10%) stockholders were satisfied in a timely fashion, except for the late filing of the following forms:

●	Form 4 by Mr. Bush with respect to the issuance of common shares in payment of board fees on March 8, 2016
●	Form 4 by Mr. Gilley with respect to the issuance of common shares in payment of board fees on March 8, 2016
●	Form 4 by Mr. Romeo with respect to the issuance of common shares in payment of board fees on March 8, 2016
●	Form 4 by Mr. Schoenherr with respect to the issuance of common shares in payment of board fees on March 8, 2016
●	Form 4 by Mr. Wong with respect to the issuance of common shares in payment of board fees on March 8, 2016
●	Form 4 by Mr. Yao with respect to the issuance of common shares in payment of board fees on March 8, 2016
●	Form 4 by Mr. Bush with respect to the issuance of common shares in payment of board fees on August 10, 2016
●	Form 4 by Mr. Gilley with respect to the issuance of common shares in payment of board fees on August 10, 2016
●	Form 4 by Mr. Knook with respect to the issuance of common shares in payment of board fees on August 10, 2016
●	Form 4 by Mr. Schoenherr with respect to the issuance of common shares in payment of board fees on August 10, 2016
●	Form 4 by Mr. Wong with respect to the issuance of common shares in payment of board fees on August 10, 2016

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications; (iii) compliance with applicable governmental laws, rules, and regulations; (iv) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and (v) accountability for adherence to the code.  We intend to disclose amendments or waivers of the Code of Ethics on its website within four business days.  Any person may obtain a copy of our Code of Ethics free of charge by sending a written request for such to the attention of the Chief Financial Officer of the Company, 3349 Highway 138, Building A Suite E, Wall, NJ 07719.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation paid to or accrued by our chief executive officer and the two most highly compensated executive officers other than the principal executive officer, who were serving as executive officers at the end of December 31, 2016, for the fiscal years ended December 31, 2016 and 2015:

SUMMARY COMPENSATION TABLE

Name	Fiscal Year	Salary ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation ($)	Total ($)

Michael W. DePasquale	2016	250,000	17,000 (1)	-		739	267,739
Chief Executive Officer	2015	250,000		35,650	(2)	739	286,389

Mira K. LaCous	2016	211,196		-		739	211,935
Chief Technology Officer	2015	202,000		14,250	(2)	642	216,892

Cecilia Welch	2016	153,167		-		532	153,699
Chief Financial Officer	2015	144,000		14,260	(2)	532	158,792

(1)	The aggregate fair value of the common stock issued was calculated based on the closing price of our common stock on the date of issuance.

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

In setting cash compensation levels, we favor a balance in which base salaries are generally targeted at slightly below the peer average and a bonus opportunity that is targeted at slightly above the average. Performance-based bonuses are generally based upon the achievement of certain revenue milestones established by the compensation committee. The committee believes that this higher emphasis on performance-based cash bonuses places an appropriate linkage between a named executive officer’s pay, his or her individual performance and the achievement of specific business goals by placing a higher proportion of annual cash compensation at risk, thereby aligning executive opportunity with the interests of stockholders. We also include an equity component as part of our compensation package because we believe that equity-based compensation aligns the long-term interests of our named executive officers with those of stockholders.

In light of Mr. DePasquale’ s years of service and the fact he has not had a salary increase since 2005, we adopted a separate incentive bonus plan for 2016 applicable only to Mr. DePasquale. Under this plan, Mr. DePasquale received a grant of 8,333 shares of restricted common stock under our 2015 Equity Incentive Plan.

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

On March 13, 2014, in connection with her appointment as Chief Technology Officer, the Company amended and restated Ms. LaCous’ employment agreement to increase Ms. LaCous’ annual base salary to $202,000, thereafter subject to adjustment by the Board or Compensation Committee. The employment agreement contains standard and customary confidentiality, technical invention provisions, as well as a covenant not to compete, which prohibits Ms. LaCous from doing business with any current or prospective customer of the Company or engaging in a business competitive with that of the Company during the term of her employment and for the one year period thereafter. This agreement also contains a number of termination provisions as described in “Termination and Change in Control Arrangements” in this Item.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

DECEMBER 31, 2016

The following table sets forth for each named executive officer, information regarding outstanding equity awards as at December 31, 2016. The option awards and per share amounts for all periods reflect the 1-for-2 reverse stock split which was effective February 3, 2015, and the 1-for-12 reverse stock split which was effective December 29, 2016.

	Option Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)		Option exercise price ($)	Option expiration date

Michael W. DePasquale	41,667	—		4.18	3/27/2020
	13,889	6,945	(1)	4.92	3/13/2021
	6,945	13,889	(2)	2.16	8/12/2022

Mira LaCous	14,167	—		11.04	1/7/2017
	3,125	—		3.36	5/11/2018
	5,209	—		4.18	3/27/2020
	8,334	4,166	(1)	4.92	3/13/2021
	2,778	5,556	(2)	2.16	8/12/2022

Cecilia Welch	6,250	—		3.36	5/11/2018
	6,250	—		4.18	3/27/2020
	8,334	4,166	(1)	4.92	3/13/2021
	2,778	5,556	(2)	2.16	8/12/2022

(1)	The options vest in three equal annual installments commencing March 13, 2015
(2)	The options vest in three equal annual installments commencing August 13, 2016

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

In the event of a “Change In Control” each Plan provides for the immediate vesting of all options issued thereunder. The 1999 Plan provides for the Company to deliver written notice to each optionee under the 1999 Plan fifteen (15) days prior to the occurrence of a Change in Control during which all options issued under the 1999 Plan may be exercised. Thereafter, all options issued under the 1999 Plan which are neither assumed nor substituted in connection with such transaction, automatically expire unless otherwise determined by the Board. The Plan enables the Board to provide that all outstanding options be assumed, or equivalent options be substituted by the acquiring or succeeding corporation upon the occurrence of a “Reorganization Event” as defined. If such Reorganization Event also constitutes a Change In Control, then such assumed or substituted options shall be immediately exercisable in full. If the acquiring or succeeding corporation does not agree to assume, or substitute for such options, then the Board, upon written notice to the Participants, may provide that all unexercised options become exercisable in full as of a specified time prior to the Reorganization Event and terminate prior to the consummation of the Reorganization Event. Alternatively, if under the terms and conditions of the Reorganization Event, holders of common stock will receive a cash payment for their shares, then the Board may provide that all Participants receive a cash payment equal to the difference between the Acquisition Price and the Option Price multiplied by the number of options held by such Participants.

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

DIRECTOR COMPENSATION FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2016

The following table sets forth for each director, information regarding their compensation for the year ended December 31, 2016:

Name (1)	Stock Awards ($) (2)	Total ($)
Thomas E. Bush, III	6,000	6,000
Thomas Gilley	10,000	10,000
Charles P. Romeo (3)	2,000	2,000
John Schoenherr	8,000	8,000
Pieter Knook (4)	7,000	7,000
Wong Kwok Fong (Kelvin)	8,000	8,000
Yau Jianhui	4,000	4,000

(1)   Mr. DePasquale has been omitted from the above table because he does not receive any additional compensation for serving on our Board of Directors.

(2)   The aggregate fair value of the common stock issued was calculated based on the closing price of our common stock on the date of issuance.

(3)   Resigned effective August 23, 2016.

(4)   Appointed effective May 2, 2016.

Narrative Disclosure to Director Compensation Table

During 2016, we had a policy to pay to each non-employee director $3,000 per board meeting and $1,000 per telephonic board meeting attended. Fees for attendance at regular quarterly board meetings held during the first three quarters of each fiscal year are paid through the issuance of common stock and payment for the last meeting of the year are paid in cash or, at the option of the director, in shares of common stock.

We reimburse each of our non-employee directors for their reasonable expenses incurred in connection with attending meetings of the board of directors and related committees.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 28, 2017 information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than five percent (5%) of the Company’s outstanding common stock. The following table also sets forth, as of such date, the beneficial ownership of the Company’s common stock by all officers and directors, individually and as a group. Unless otherwise indicated, the address of each person listed below is c/o BIO-key International, Inc., 3349 Highway 138, Building A, Suite E, Wall, NJ 07719. The share amounts reflect the 1-for-2 reverse stock split which was effective February 3, 2015, and the 1-for-12 reverse stock split which was effective December 29, 2016.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(1)

Michael W. DePasquale	79,863	(2)	1.4
Mira LaCous	23,612	(3)	*
Cecilia Welch	27,778	(4)	*
Thomas Gilley	14,884	(5)	*
John Schoenherr	11,982	(6)	*
Thomas E. Bush, III	8,818	(7)	*
Pieter Knook	2,837	(8)	*
Wong Kwok Fong Flat C, 27/F, Block 5 Grand Pacific Views Siu Lam, Hong Kong N7	1,049,959	(9)	17.2
Yao Jianhui Suites 2601-2, 26/F Tower 2, Nina Tower 8 Yeung UK Road Tsuen Wan, Hong Kong TWTL 353	2,053	(10)	-
Giant Leap International, Ltd. Cricket Square, Hutchins Drive P.O. Box 2681 Grand Cayman, Cayman Islands KY7-1111	603,290	(11)	9.9
Micron Technology Development Limited 5/F., SPA Centre, 53-55 Lockhart Road Wanchai, Hong Kong 999077	603,290	(11)	9.9

All officers and directors as a group (9) persons	1,207,751		20.5%

*	Less than 1%

(1)

The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Securities Exchange Act of 1934 and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as, other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within 60 days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 6,096,920 shares of common stock outstanding as of March 28, 2017.

(2)	Includes 69,446 shares issuable on exercise of options. Does not include 263,889 shares issuable upon exercise of options subject to vesting.

(3)	Consists of shares issuable upon exercise of options. Does not include 105,556 shares issuable upon exercise of options subject to vesting.

(4)	Consists of shares issuable upon exercise of options. Does not include 135,556 shares issuable upon exercise of options subject to vesting.

(5)	Includes 3,820 issuable on exercise of options. Does not include 11,389 shares issuable upon exercise of options subject to vesting.

(6)	Includes 5,904 issuable on exercise of options. Does not include 11,389 shares issuable upon exercise of options subject to vesting.

(7)	Includes 3,820 issuable on exercise of options. Does not include 11,389 shares issuable upon exercise of options subject to vesting.

(8)	Does not include 10,000 shares issuable upon exercise of options subject to vesting.

(9)

Consists of shares of common stock. Does not include shares issuable upon conversion of Series A-1 Convertible Preferred Stock as such shares are subject to a “blocker provision” which prohibits conversion if such conversion would result in the holder being the beneficial owner of in excess of 9.99% of our common stock. Accordingly, Mr. Wong is prohibited from converting any shares of Series A-1 Convertible Preferred Stock until such time as his holdings of common stock fall below 9.99%. Does not include 150,000 shares issuable upon exercise of options subject to voting.

(10)

Consists of shares of common stock. Does not include 603,290 shares of common stock issuable upon conversion of Series B-1 Convertible Preferred Stock owned of record by Giant Leap International, Ltd. Also does not include 88,875 shares of common stock owed of record by China Goldjoy Limited, the parent company of Giant Leap International, Ltd. As the chairman of the board of directors of China Goldjoy Limited, Mr. Yao shares voting and dispositive power over these shares.

(11)	Consists of shares issuable upon conversion of Series B-1 Convertible Preferred Stock.

  The following table sets forth, as of December 31, 2016, information with respect to securities authorized for issuance under equity compensation plans. The shares and per share amounts reflect the 1-for-2 reverse stock split which was effective February 3, 2015, and the 1-for-12 reverse stock split, which was effective December 29, 2016.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	25,003	2.80	641,664
Equity compensation plans not approved by security holders	316,660	$4.08	—
Total	341,663	$3.99	641,664

On October 12, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan (the 2004 Plan). The 2004 Plan was not presented to stockholders for approval and thus incentive stock options were not available under this plan. Under the terms of this plan, 166,667 shares of common stock are reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 85% of fair market value. The term of stock options granted may not exceed ten years. Options issued under the 2004 Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined, all options outstanding vest immediately. The 2004 Plan expired in October 2014.

As of December 31, 2016, there were outstanding options under the 2004 Plan to purchase 69,380 shares of common stock, and no shares were available for future grants.

On December 4, 2015, the Board of Directors of the Company adopted the 2015 Equity Incentive Plan (the 2015 Plan), which the stockholders approved on January 27, 2016. The material features of the 2015 Plan are outlined below.

The 2015 Plan is administered by the Compensation Committee of our Board of Directors. Subject to the terms of the 2015 Plan, the plan administrator may determine the recipients, numbers and types of awards to be granted, and terms and conditions of the awards, including the period of their exercisability and vesting. The terms of the 2015 Plan provide for the grant of incentive stock options (ISOs), nonstatutory stock options (NSOs), restricted stock awards, restricted stock unit awards, stock appreciation rights, other stock awards, and performance awards that may be settled in stock, or other property. Under the terms of this plan, 666,667 shares of common stock are reserved for issuance to employees, non-employee directors, and consultants at exercise prices which may not be less than 100% to 110% of the fair market value of the common stock subject to the stock option on the date of grant. A maximum of 33,334 shares of our common stock may be granted to any one participant during any one calendar year pursuant to stock options, stock appreciation rights or other stock awards. The term of stock options granted may not exceed ten years. If a stock award granted under the 2015 Plan, or any portion thereof, expires, is forfeited or otherwise terminates without all of the shares covered by the stock award having been issued, such expiration, termination or settlement will not reduce or otherwise offset the number of shares available for issuance under the 2015 Plan. In the event of a change in control, a stock award under the 2015 Plan may be subject to additional acceleration of vesting and exercisability. Unless terminated sooner by our Board of Directors, the 2015 Plan will automatically terminate on December 3, 2025.

As of December 31, 2016, there were outstanding options under the 2015 Plan to purchase 25,003 shares of common stock, and 641,664 shares were available for future grants.

In addition to options issued under the 2004 and 2015 Plans, the Company has issued options to employees, officers, directors and consultants to purchase common stock outside of the plans. As of December 31, 2016, there were outstanding non-plan options to purchase 247,280 shares of common stock. The terms of outstanding options under the non-plan are substantially similar to the provisions of the 1999 Plan and options issued thereunder.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Licensing Agreement with Subsidiaries of China Goldjoy Group Limited.

On November 11, 2015 our subsidiary BIO-key Hong Kong Limited entered into a license purchase agreement with certain subsidiaries of China Goldjoy Group Limited (“CGG”). The license agreement provides for the grant of a perpetual, irrevocable, exclusive, worldwide, fully-paid license to all software and documentation regarding the software code, toolkit, electronic libraries and related technology currently known as or offered under the Finger Q name, together with perpetual license under all related patents held by the licensors and any other intellectual property rights owned by the licensors related to the forgoing software. We made a one-time payment of $12,000,000 to the licensors. Mr. Yao Jianhu is the chairman and chief executive officer of CGG and a director of the Company. Mr. Wong Kwok Fong served as the chief technology officer of CGG through October 2016, is a director and executive officer of the Company, and the beneficial owner of 17.2% of our common stock.

Stock Purchase Agreement with Wong Kwok Fong

On November 18, 2016, we issued to Wong Kwok Fong, a director, executive officer and principal stockholder of the Company, 516,667 shares of common stock at a purchase price of $3.60 per share for gross cash proceeds of $1,860,000.

Director Independence

The Board applies the definition of independent director as set forth in NASDAQ Stock Market Rule 5605 (a)(2), as well as Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

In accordance with this guidance, the Board considers Mr. Schoenherr, Mr. Knook, Mr. Bush and Mr. Gilley, to be independent. Mr. Schoenherr and Mr. Knook are the members of the Company’s Audit Committee, while Mr. Schoenherr, and Mr. Bush are the members of the Company’s Compensation Committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows fees for professional services and quarterly audit fees billed to us by Rotenberg Meril Solomon Bertiger & Guttilla, P.C. (“RMSBG”) for the audit of our annual consolidated financial statements for the years ended December 31, 2016 and 2015:

	2016	2015

Audit Fees	$99,885	$80,167
Audit-Related Fees	15,695	17,346
Tax Fees	18,160	27,300

Total Fees	$133,740	$124,813

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

Audit Committee Pre-Approval Procedures

The Audit Committee of our Board of Directors consists of John Schoenherr and Pieter Knook. The Audit Committee approves the engagement of our independent auditors to render audit and non-audit services before they are engaged. All of the fees for 2016 and 2015 shown above were pre-approved by the Audit Committee.

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

ITEM 15. EXHIBITS

(a)      The following documents are filed as part of this Report. Portions of Item 15 are submitted as separate sections of this Report:

 (1)  Financial statements filed as part of this Report:

  Reports of Independent Registered Public Accounting Firm

  Consolidated Balance Sheets as at December 31, 2016 and 2015

  Consolidated Statements of Operations—Years ended December 31, 2016 and 2015

  Consolidated Statement of Stockholders’ Equity—Years ended December 31, 2016 and 2015

  Consolidated Statements of Cash Flows—Years ended December 31, 2016 and 2015

  Notes to Consolidated Financial Statements—December 31, 2016 and 2015

(b)     The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report

ITEM 8—FINANCIAL STATEMENTS

The following financial statements of BIO-key International, Inc. are included herein at the indicated page numbers:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

BIO-key International, Inc.

Wall, NJ

We have audited the accompanying consolidated balance sheets of BIO-key International, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the consolidated financial statements, the Company has suffered substantial net losses in recent years, has an accumulated deficit at December 31, 2016 and is dependent on debt and equity financing to fund its operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are disclosed in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.
Saddle Brook, New Jersey
March 31, 2016

BIO-key International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$1,061,307	$4,321,078
Accounts receivable, net	1,563,246	3,391,405
Due from factor	53,638	37,421
Inventory	465,428	168,645
Software license rights	1,560,000	5,000,000
Prepaid expenses and other	206,677	97,203
Total current assets	4,910,296	13,015,752
Software license rights, net	10,598,411	7,180,000
Accounts receivable, net	1,570,000	-
Equipment and leasehold improvements, net	67,814	63,877
Deposits and other assets	8,712	8,712
Intangible assets, net	134,132	147,738
Total non-current assets	12,379,069	7,400,327
TOTAL ASSETS	$17,289,365	$20,416,079

LIABILITIES
Accounts payable	$466,842	$1,158,555
Accrued liabilities	335,323	493,067
Dividends payable	401,250	133,851
Deferred revenue	633,062	376,405
Warrant liabilities	-	104,284
Total current liabilities	1,836,477	2,266,162
TOTAL LIABILITIES	1,836,477	2,266,162

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Series A-1 convertible preferred stock: authorized, 100,000 (liquidation preference of $100 per share); issued and outstanding 90,000 of $.0001 par value at December 31, 2016 and December 31, 2015	9	9
Series B-1 convertible preferred stock: authorized, 105,000 (liquidation preference of $100 per share); issued and outstanding 105,000 of $.0001 par value at December 31, 2016 and December 31, 2015	11	11
Common stock — authorized, 170,000,000 shares; issued and outstanding; 6,093,843 and 5,508,261 of $.0001 par value at December 31, 2016 and December 31, 2015, respectively	609	551
Additional paid-in capital	78,253,413	76,760,796
Accumulated deficit	(62,801,154)	(58,611,450)
TOTAL STOCKHOLDERS’ EQUITY	15,452,888	18,149,917
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,289,365	$20,416,079

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-2 reverse stock split, which was effective February 3, 2015, and its 1-for-12 reverse stock split, which was effective December 29, 2016.

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2016	2015

Revenues
Services	$821,178	$931,394
License fees and other	2,154,578	4,329,831
	2,975,756	5,261,225
Costs and other expenses
Cost of services	216,465	260,436
Cost of license fees and other	513,218	1,019,085
	729,683	1,279,521
Gross Profit	2,246,073	3,981,704

Operating expenses
Selling, general and administrative	4,438,950	4,121,942
Research, development and engineering	2,008,942	1,556,025
	6,447,892	5,677,967
Operating loss	(4,201,819)	(1,696,263)

Other income (deductions)
Interest income	30	14
Interest expense	-	(192,199)
Gain on derivative liabilities	12,085	31,142
	12,115	(161,043)
Net loss	$(4,189,704)	$(1,857,306)
Convertible preferred stock dividends	(802,500)	(133,851)
Net loss available to common stockholders	(4,992,204)	(1,991,157)

Basic and Diluted Loss per Common Share	$(0.89)	$(0.36)

Weighted Average Shares Outstanding:
Basic and Diluted	5,587,144	5,502,778

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-2 reverse stock split, which was effective February 3, 2015, and its 1-for-12 reverse stock split, which was effective December 29, 2016.

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A-1 Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2014	—	$—	—	$—	5,500,159	$550	$57,512,655	$(56,754,144)	$759,061

Issuance of common stock for directors’ fees					8,102	1	16,999		17,000
Issuance of series A-1 and B-1 preferred stock	90,000	9	105,000	11			19,499,980		19,500,000
Dividends declared on preferred stock							(133,851)		(133,851)
Issuance of warrants for investment advisor							51,026		51,026
Stock issuance costs							(459,102)		(459,102)
Share-based compensation							273,089		273,089
Net loss								(1,857,306)	(1,857,306)

Balance as of December 31, 2015	90,000	$9	105,000	$11	5,508,261	$551	$76,760,796	$(58,611,450)	$18,149,917

Issuance of common stock for directors’ fees and CEO stock award					27,248	2	61,998		62,000
Issuance of common stock pursuant to securities purchase agreement					516,667	52	1,859,948		1,860,000
Dividends declared on preferred stock							(802,500)		(802,500)
Issuance of stock for consultants					41,667	4	104,996		105,000
Stock issuance costs							(84,866)		(84,866)
Reclassification of derivative liability							92,199		92,199
Share-based compensation							260,842		260,842
Net loss								(4,189,704)	(4,189,704)

Balance as of December 31, 2016	90,000	$9	105,000	$11	6,093,843	$609	$78,253,413	$(62,801,154)	$15,452,888

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-2 reverse stock split, which was effective February 3, 2015, and its 1-for-12 reverse stock split, which was effective December 29, 2016.

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2016	2015

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(4,189,704)	$(1,857,306)
Adjustments to reconcile net loss to cash used for operating activities:
Allowance for doubtful accounts	500,000	(6,741)
Depreciation	49,038	42,996
Amortization of:
Intangible assets	13,606	13,606
Software license rights	21,589	-
Debt discount	-	92,199
Share and warrant-based compensation for employees and consultants	260,842	324,115
Gain on derivative liabilities	(12,085)	(31,142)
Stock based fees to Directors and consultants	167,000	17,000
Change in assets and liabilities:
Accounts receivable	(241,841)	(2,759,323)
Due from factor	(16,217)	39,236
Inventory	(296,783)	(336,820)
Software license rights	-	(12,000,000)
Prepaid expenses and other	(109,474)	139,226
Accounts payable	(691,713)	811,244
Accrued liabilities	(157,745)	4,450
Deferred revenue	256,657	(52,828)
Net cash used for operating activities	(4,446,830)	(15,560,088)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(52,975)	(3,364)
Net cash used for investing activities	(52,975)	(3,364)
CASH FLOW FROM FINANCING ACTIVITIES:
Preferred dividends paid	(535,100)	-
Proceeds from issuances of preferred stock	-	19,500,000
Proceeds from issuances of common stock	1,860,000	-
Proceeds from issuance of note payable	-	250,000
Repayment of note payable	-	(250,000)
Costs to issue preferred and common stock and note payable	(84,866)	(459,102)
Net cash provided by financing activities	1,240,034	19,040,898
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,259,771)	3,477,446
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,321,078	843,632
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,061,307	$4,321,078

The accompanying notes are an integral part of these statements.

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Years ended December 31,
	2016	2015

Cash paid for:
Interest	$-	$100,000

Noncash investing and financing activities:
Reclassification of derivative liability to additional paid-in capital	$92,199	$-
Issuance of warrants for financing raise	-	92,199
Accrual of dividends	401,250	133,851

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

Basis of Presentation

The Company has incurred significant losses to date, and at December 31, 2016, it had an accumulated deficit of approximately $62.8 million. In addition, broad commercial acceptance of the Company’s technology is critical to the Company’s success and ability to generate future revenues. At December 31, 2016, total cash and cash equivalents were approximately $1,061,000, as compared to approximately $4,321,000 at December 31, 2015.

As discussed below, the Company has financed itself in the past through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. The Company currently requires approximately $592,000 per month to conduct operations and pay dividend obligations, a monthly amount that it has been unable to achieve through revenue generation.

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

Effective February 3, 2015, the Company implemented a reverse stock split of its outstanding common stock at a ratio of 1 for 2 shares, and effective December 29, 2016, the Company implemented a reverse stock split of its outstanding common stock at a ratio of 1 for 12 shares. All share figures and results are reflected on a post-split basis.

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

4.  Cash Equivalents

Cash equivalents consist of liquid investments with original maturities of three months or less.  At December 31, 2016 and 2015, cash equivalents consisted of a money market account.

5. Accounts Receivable

Accounts receivable are carried at original amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful receivables by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Accounts receivable are written off when deemed uncollectible. During the quarter ended September 30, 2016, the company reclassified a past due receivable to non-current as management concluded that collection may not occur in the near term. As a result of the payment delays at December 31, 2016, the Company has reserved $500,000 which represents 24% of the remaining balance owed under the contract. Recoveries of accounts receivable previously written off are recorded when received. Accounts receivable at December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016	2015

Accounts receivable - current	$1,577,031	$3,405,190
Accounts receivable - non current	2,070,000	-
	3,647,031	3,405,190
Allowance for doubtful accounts - current	(13,785)	(13,785)
Allowance for doubtful accounts - non current	(500,000)	-

Accounts receivable, net of allowances for doubtful accounts	$3,133,246	$3,391,405

The allowance for doubtful accounts for the years ended December 31, 2016 and 2015 is as follows:

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Year
Year Ended December 31, 2016
Allowance for Doubtful Accounts	$13,785	$500,000	$-	$513,785
Year Ended December 31, 2015
Allowance for Doubtful Accounts	$20,526	$-	$(6,741)	$13,785

The bad debt expense is recorded in selling, general, and administrative expense.

6. Software License Rights

Software license rights acquired for re-sale to end users are recorded as assets when purchased and are stated at the lower of cost or estimated net realizable value.

The cost of the software license rights has been initially allocated pro-rata to the maximum number of resalable end-user licenses in the rights contract. Licenses are amortized to cost of sales over the greater of the following: 1) an estimate of the economic use of such license rights over a 10 year period with weighting towards the beginning of the term, 2) straight line method over ten years or 3) ratably at cost basis as each end user license is resold to a customer. Management re-evaluates the total sub-licenses it expects to sell during the proceeding twelve months and will adjust the allocation of the current portion vs. non-current portion of software rights.

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

	Years
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

8. Impairment or Disposal of Long Lived Assets, including Intangible Assets

The Company reviews long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. In assessing recoverability, the Company must make assumptions regarding estimated future cash flows and discount factors. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges. Intangible assets with determinable lives are amortized over their estimated useful lives, based upon the pattern in which the expected benefits will be realized, or on a straight-line basis, whichever is greater. The Company did not record any impairment charges in any of the years presented.

9. Advertising Expense

The Company expenses the costs of advertising as incurred. Advertising expenses for 2016 and 2015 were approximately $299,000 and $339,000, respectively.

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

The following table presents share-based compensation expenses included in the Company’s consolidated statements of operations:

	Year ended December 31,
	2016	2015

Selling, general and administrative	$265,555	$202,073
Research, development and engineering	74,786	139,042
	$340,341	$341,115

Valuation Assumptions for Stock Options

For 2016 and 2015, 27,087 and 119,000 stock options were granted, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2016	2015
Weighted average Risk free interest rate	1.11%	1.46%
Expected life of options (in years)	4.5	4.5
Expected dividends	0%	0%
Weighted average Volatility of stock price	93%	117%

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

17. Recent Accounting Pronouncements

In May 2014, ASU No. 2014-09, “Revenue from Contracts with Customers” was issued. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. The guidance will also require that certain contract costs incurred to obtain or fulfill a contract, such as sales commissions, be capitalized as an asset and amortized as revenue is recognized. Adoption of the new rules could affect the timing of both revenue recognition and the incurrence of contract costs for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The new standard was scheduled to be effective for reporting periods beginning after December 15, 2017 and early adoption is not permitted. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date" ("ASU 2015-14") which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods after December 15, 2017 including interim periods within that reporting period. The Company is currently evaluating the impact of adoption and the implementation approach to be used.

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

In February 2016, the FASB issued ASU 2016-02, “Leases”. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements, but expects that it will increase its assets and liabilities.

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

18.  Reclassifications

Reclassifications occurred to certain prior year amounts in order to conform to the current year classifications. The reclassifications have no effect on the reported net loss.

NOTE B—FACTORING

Due from factor consisted of the following as of December 31:

	Original Invoice Value	Factored Amount	Factored Balance due
Year Ended December 31, 2016
Factored accounts receivable	$214,556	$160,918	$53,638
Year Ended December 31, 2015
Factored accounts receivable	$149,680	$112,259	$37,421

As of December 2011, the Company entered into a 24 month accounts receivable factoring arrangement with a financial institution (the “Factor”) which has been extended to October 31, 2017. Pursuant to the terms of the arrangement, the Company, from time to time, sells to the Factor certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 35% of the foreign and 75% of the domestic accounts receivable balance to the Company (the “Advance Amount”), with the remaining balance, less fees to be forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. In addition, the Company, from time to time, receives over advances from the factor. Factoring fees range from 2.75% to 21% of the face value of the invoice factored, and are determined by the number of days required for collection of the invoice. The cost of factoring is included in selling, general and administrative expenses. The cost of factoring was as follows:

	Years Ended December 31,
	2016	2015

Factoring fees	$341,023	$383,629

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

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3). There were no assets as of or during the years ended December 31, 2016 and 2015 measured using significant unobservable inputs.

Fair Value Measurements Using

Significant Unobservable Inputs (Level 3):

Warrants issued Under October and November 2013 PI SPA (Note O2c)
Fair value at January 1, 2016	$7,478
Gain on derivative	(7,478)
Value at December 31, 2016 (expired)	$-

Warrant issued under September 2015 SPA (Note I)
Fair value at January 1, 2016	$96,806
Gain on derivative	(4,607)
Transfer grant date fair value to additional paid-in-capital	(92,199)
Value at December 31, 2016	$-
Total warrant balance, December 31, 2016	$-

NOTE D—CONCENTRATION OF RISK

Financial instruments which potentially subject the Company to risk primarily consist of cash and accounts receivables.

The Company maintains its cash and cash equivalents with various financial institutions, which, at times may exceed the amounts insured by the Federal Deposit Insurance Corporation. The exposure to the Company is solely dependent upon daily bank balances and the respective strength of the financial institutions. The Company has not incurred any losses on these accounts. At December 31, 2016 and 2015, amounts in excess of insured limits were approximately $811,000 and $4,073,000, respectively.

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

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, as follows:

	Years Ended December 31,
	2016	2015

Customer A	34%	*
Customer B	12%	*
Customer C	*	37%

*      Less than 10% of total revenue

The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

	As of December 31,
	2016	2015

Customer A	35%	*
Customer C	56%	62%
Customer D	*	14%
Customer E	*	11%

*      Less than 10% of total accounts receivable

Customer C’s receivable of $2,070,000 has been past due per the terms of the invoice for eighteen months as of December 31, 2016. The Company has reserved $500,000 which represents 24% of the remaining balance owed under the contract.

NOTE E—INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market, and consists primarily of fabricated assemblies and finished goods. Inventory is comprised of the following as of December 31:

	2016	2015
Current
Finished goods	381,762	66,475
Fabricated assemblies	83,666	102,170
Total current inventory	$465,428	$168,645

The Company reclassified resalable software license rights of $180,000 from finished goods inventory to software license rights to conform to the current year presentation.  See Note F.

NOTE F—SOFTWARE LICENSES AND RIGHTS

On November 11, 2015, the Company entered into a license agreement for the rights to all software and documentation regarding the technology currently known as or offered under the FingerQ name. The license agreement grants the Company the exclusive right to reproduce, create derivative works and distribute copies of the FingerQ software and documentation, create new FingerQ related products, and grant sub-licenses of the licensed technology to end users. The license rights have been granted to the Company in perpetuity, with a stated number of end-user resale sub-licenses allowed under the contract for a total of $12,000,000. The cost of sub-license rights expected to be sold to customers in the following 12 months is $1,560,000 and is classified as a current asset, and the balance as non-current.

The Company has determined the software license rights to be a finite lived intangible asset, and estimated that the software license rights shall be economically used over a 10 year period, with a weighting towards the beginning years of that time-frame. The license rights were acquired during the fourth quarter of 2015, but the usage of such rights in our products was not generally available until January 2017. Accordingly, amortization will begin in the first quarter of 2017. During 2016 we embedded some of the licensed software in our products and expensed the actual per unit cost (actual usage) of such license rights in the amount of $1,909. There was no amortization expense in 2015. The remaining license rights are to be amortized over the greater of the following: 1) an estimate of the economic use of such license rights, 2) straight line method over ten years or 3) the actual usage of such rights. The Company believes categorizing the amortization expense under Cost of Sales more closely reflects the nature of the license right arrangement and the use of the technology.

On December 31, 2015, the Company purchased third party software licenses in amount of $180,000 in anticipation of a large pending deployment that has yet to materialize. During 2016 we expensed the actual per unit cost (actual usage) of such license rights in the amount of $19,680. Therefore, although some of the licenses have been sold during 2016, the Company has classified the balance as non-current until a larger deployment occurs.

	2016	2015

Current software license rights	$1,560,000	$5,000,000
Non-current software license rights	10,598,411	7,000,000
Total software license rights	$12,158,411	$12,000,000

During the year ended December 31, 2016, there were no events or changes in circumstances that indicated the carrying amount of the software license rights may not be recoverable from their undiscounted cash flows. Consequently, we did not perform an impairment test. The Company did not record an impairment loss related to the software license rights during the years ended December 31, 2016 and 2015.

Estimated amortization expense based on economic use of the software license rights for each of the next five years and thereafter approximates the following:

Years ending December 31
2017	$1,560,000
2018	2,640,000
2019	3,000,000
2020	2,400,000
2021	1,200,000
Thereafter	1,358,411

NOTE G—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following as of December 31:

	2016	2015

Equipment	$403,425	$398,910
Furniture and fixtures	162,067	139,779
Software	32,045	28,624
Leasehold improvements	23,403	53,948
	620,940	621,261

Less accumulated depreciation and amortization	(553,126)	(557,384)

Total	$67,814	$63,877

Depreciation and amortization were $49,038 and $42,996 for 2016 and 2015, respectively. Amounts are recorded in Selling, General, and Administrative Expense.

NOTE H—INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31:

	2016			2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents and patents pending	$287,248	$(153,116)	$134,132	$287,248	$(139,510)	$147,738

Total	$287,248	$(153,116)	$134,132	$287,248	$(139,510)	$147,738

Aggregate amortization expense for both 2016 and 2015 was $13,606. Amounts are recorded in Research, Development and engineering expense. The estimated aggregate amortization expense of intangible assets for the years following December 31, 2016 is approximately $13,000 per year for 2017 through 2021, and approximately $35,000 thereafter.

NOTE I—NOTE PAYABLE

Securities Purchase Agreement dated September 23, 2015

On September 23, 2015 the Company issued a promissory note due seven months from the date of issuance and a warrant to purchase 69,445 shares of common stock in net consideration, after the original issue discount, of $250,000. The principal sum due under the note is the aggregate purchase price of $250,000 plus an original issue discount of approximately 20% of the purchase price and a one-time interest charge of 12% of the purchase price. The principal sum and all other amounts owing under the note were fully paid by the Company following the initial closing of the October 2015 Series A-1 Convertible Preferred Stock offering. The warrants are immediately exercisable at an exercise price of $3.60 per share and have a term of five years.

The warrants have customary anti-dilution protections including a "full ratchet" anti-dilution adjustment provision which are triggered in the event the Company sells or grants any additional shares of common stock, options, warrants or other securities that are convertible into common stock at a price lower than $3.60 per share. The anti-dilution adjustment provision is not triggered by certain "exempt issuances" which among other issuances, includes the issuance of shares of common stock, options or other securities to officers, employees, directors, consultants or service providers.

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

The Company did not value the derivative liability. One of the key determinants of the Company’s decision to not value the derivative liability was the high likelihood that a future financing would not occur that would trigger the down round feature. Whether a future equity financing would occur would be determined by the cash needs of the Company and management’s willingness to trigger the down round feature. The Company’s reasons were based on the issuance of Series A-1 and Series B-1 preferred stock in October and November of 2015, issued at a conversion price of $3.60.

The cashless exercise features contained in the warrants were initially considered to be derivatives and the Company recorded a warrant liability of $92,199 on the consolidated balance sheet. The warrants issued by the Company were valued using an option-pricing model. The Company marked-to-market the warrant liabilities at the end of each reporting period. During the 2016 year, the Company determined the cashless exercise features did not meet the criteria for recording a warrant liability. Accordingly, the grant date fair value of the warrant liability was transferred to additional paid-in capital and the cumulative loss due to change in the recorded fair value of the liability was reversed during the period. For the year ended December 31, 2016 the Company recorded income of $4,607 in order to reverse the net cumulative loss on the warrant liability that had been previously recorded. The warrant liability was $96,806 as of December 31, 2015.

The fair value of the warrants was initially estimated on the date of grant at $92,199 using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate: 1.47%, expected remaining life of options in years: 5, expected dividends: 0, volatility of stock price: 115.7%.

NOTE J—ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31:

	2016	2015

Compensation	$66,152	$78,016
Compensated absences	154,368	113,996
Accrued legal and accounting fees	79,633	141,000
Sales tax payable	26,988	48,255
Other	8,182	111,800

Total	$335,323	$493,067

NOTE K—RELATED PARTY

Licensing Agreement with Subsidiaries of China Goldjoy Group Limited.

On November 11, 2015 our subsidiary BIO-key Hong Kong Limited entered into a license purchase agreement with certain subsidiaries of China Goldjoy Group Limited (“CGG”). The license agreement provides for the grant of a perpetual, irrevocable, exclusive, worldwide, fully-paid license to all software and documentation regarding the software code, toolkit, electronic libraries and related technology currently known as or offered under the Finger Q name, together with perpetual license under all related patents held by the licensors and any other intellectual property rights owned by the licensors related to the forgoing software.  We made a one-time payment of $12,000,000 to the licensors. Mr. Yao Jianhu is the chairman and chief executive officer of CGG and a director of the Company. Mr. Wong Kwok Fong served as the chief technology officer of CGG through October 2016 and is the beneficial owner of 17.2% of our common stock, and a director and executive officer of the Company.

Securities Purchase Agreement with Wong Kwok Fong

 On November 18, 2016, we issued to Wong Kwok Fong, a director and executive officer of the Company 516,667 shares of common stock at a purchase price of $3.60 per share for gross cash proceeds of $1,860,000.

NOTE L—DEFERRED REVENUE

Deferred revenue represents unearned revenue on maintenance contracts. Maintenance contracts include provisions for unspecified when-and-if available product updates and customer telephone support services, and are recognized ratably over the term of the service period. At December 31, 2016 and 2015, amounts in deferred revenue were approximately $633,000 and $376,000, respectively.

NOTE M—SEGMENT INFORMATION

The Company has determined that its continuing operations are one discrete segment consisting of Biometric products. Geographically, North American sales accounted for approximately 78% and 51% of the Company’s total revenues for 2016 and 2015, respectively.

NOTE N—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company does not own any real estate but conducts operations from three leased premises. These non-cancelable operating leases expire at various dates through 2018. In addition to base rent, the Company pays for property taxes, maintenance, insurance and other occupancy expenses according to the terms of the individual leases.

Future minimum rental commitments of non-cancelable operating leases are approximately as follows:

Years ending December 31,
2017	165,111
2018	103,829
$268,940

Rental expense was approximately $193,000 and $170,000 during 2016 and 2015, respectively. Amounts are recorded in Selling, General, and administrative expenses.

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

NOTE O— EQUITY

1. Preferred Stock

Within the limits and restrictions provided in the Company’s Certificate of Incorporation, the Board of Directors has the authority, without further action by the shareholders, to issue up to 5,000,000 shares of preferred stock, $.0001 par value per share, in one or more series, and to fix, as to any such series, any dividend rate, redemption price, preference on liquidation or dissolution, sinking fund terms, conversion rights, voting rights, and any other preference or special rights and qualifications. As of December 31, 2016, 100,000 shares of preferred stock have been designated as Series A-1 Convertible Preferred Stock, of which 90,000 shares are issued and outstanding, and 105,000 shares of preferred stock have been designated as Series B-1 Convertible Preferred Stock, all of which are outstanding.

Series A-1 Convertible Preferred Stock

On October 22 and 29, 2015, the Company issued 84,500 shares of Series A-1 Convertible Preferred Stock at a purchase price of $100.00 per share, for aggregate gross proceeds of $8,450,000. On November 11, 2015, 5,500 additional shares of Series A-1 Convertible Preferred Stock were issued at a purchase price of $100.00 per share, for gross cash proceeds of $550,000. Shares of the Series A-1 Convertible Preferred Stock are convertible at any time at the option of the holder into shares of common stock by dividing the Series A-1 Original Issue Price by the conversion price of $3.60 per share, subject to adjustment for stock dividends, stock splits, combinations, and reclassifications of the Company’s capital stock, and subject to a “blocker provision” which prohibits conversion if such conversion would result in the holder being the beneficial owner of in excess of 9.99% of the Company’s common stock. The Series A-1 Shares accrue dividends at the rate of 6% per annum payable quarterly on April 1, July, 1, October 1, and January 1 of each year. Until October 1, 2017, the dividends are payable in cash provided that if payment in cash would be prohibited under applicable Delaware corporation law or cause the Company to breach any agreement for borrowed money, such dividends are payable in kind through the issuance of additional shares of common stock having a value equal to the volume weighted average trading price of the Company’s common stock for the ten (10) days preceding the applicable dividend payment date. Commencing January 1, 2018, dividends are payable at the option of the Company in cash or kind through the issuance of additional shares of common valued as described above.

The holders of the Series A-1 shares are entitled to designate one person to serve on the Board of Directors of the Company. The holders of the Series A-1 Shares are entitled to vote on an as converted to common stock basis together with the holders of common stock on all matters presented to the Company’s stockholders. Upon any liquidation or dissolution of the Company, any merger or consolidation involving the Company or any subsidiary of the Company in which the shares of capital stock of the Company outstanding immediately prior to such merger or consolidation do not represent immediately following such merger or consolidation at least a majority of the voting power of the capital stock of the resulting or surviving corporation, or the sale of all or substantially all assets in a single transaction or a series of related transactions, unless the holders of at least a majority of the outstanding Series A-1 Shares elect otherwise, holders of Series A-1 Shares shall be entitled to receive prior to any payment to any holders of the Company’s common stock an amount per share equal to $100.00 per share plus any declared and unpaid dividends (pari-passu with the Series B-1 holders). As at December 31, 2016, $270,000 of dividends were accrued for the holders of the Series A-1 shares which remain unpaid as of the date of this filing for October 1, 2016 and January 1, 2017 dividends.

The Series A-1 Preferred Stock contains options that based on an evaluation of FASB ASC 815-15, “Embedded Derivatives” and FASB ASC 815-40-15, “Contracts in Entity’s Own Equity - Scope and Scope Exceptions,” are considered embedded features:  Preferred Stock’s conversion option:  The Series A-1 Preferred Stock is convertible at the holder’s option at any time at the fixed conversion price of $3.60 per share; Quarterly Dividend Conversion Option:  From issuance until December 31, 2017, the holders of a majority of the outstanding Series A-1 Shares may elect to have the quarterly dividend payment made in shares of Common Stock, having a value equal to the volume weighted average trading price of the Common Stock during the ten (10) trading day period preceding the applicable dividend payment date. These features were analyzed by the Company and determined that they were not required to be bifurcated from the preferred stock and recorded as derivatives as they are clearly and closely related to an equity host.

Series B-1 Convertible Preferred Stock

On November 11, 2015, the Company issued 105,000 shares of Series B-1 Convertible Preferred Stock at a purchase price of $100.00 per share, for gross proceeds of $10,500,000.  Shares of the Series B-1 Convertible Preferred Stock are convertible at any time at the option of the holder into shares of common stock by dividing the Series B-1 Original Issue Price by the conversion price of $3.60 per share, subject to adjustment for stock dividends, stock splits, combinations, and reclassifications of the Company’s capital stock, and subject to a “blocker provision” which prohibits conversion if such conversion would result in the holder being the beneficial owner of in excess of 9.99% of the Company’s common stock. The Series B-1 Shares accrue dividends at the rate of 2.5% per annum payable quarterly on April 1, July, 1, October 1, and January 1 of each year payable in cash provided that if payment in cash would be prohibited under applicable Delaware corporation law or cause the Company to breach any agreement for borrowed money, or if the holders of a majority of the outstanding shares of the Series B-1 Shares elect otherwise, such dividends are payable in kind through the issuance of additional shares of common stock having a value equal to the volume weighted average trading price of the Company’s common stock for the ten (10) days preceding the applicable dividend payment date.

The holders of the Series B-1 Shares are entitled to designate one person to serve on the Board of Directors of the Company. The holders of the Series B-1 Shares are entitled to vote on an as converted to common stock basis together with the holders of our common stock on all matters presented to the Company’s stockholders. Upon any liquidation or dissolution of the Company, any merger or consolidation involving the Company or any subsidiary of the Company in which the shares of capital stock of the Company outstanding immediately prior to such merger or consolidation do not represent immediately following such merger or consolidation at least a majority of the voting power of the capital stock of the resulting or surviving corporation, or the sale of all or substantially all assets in a single transaction or a series of related transactions, unless the holders of at least a majority of the outstanding Series B-1 Shares elect otherwise, holders of Series B-1 Shares shall be entitled to receive prior to any payment to any holders of the Company’s common stock an amount per share equal to $100.00 per share plus any declared and unpaid dividends (pari-passu with the Series A-1 holders). As at December 31, 2016 $131,250 of dividends were accrued for the holders of the Series B-1 shares which remain unpaid as of the date of this filing for October 1, 2016 and January 1, 2017 dividends.

The Series B-1 Preferred Stock contains options that based on an evaluation of FASB ASC 815-15, “Embedded Derivatives” and FASB ASC 815-40-15, “Contracts in Entity’s Own Equity - Scope and Scope Exceptions,” are considered embedded features:  Preferred Stock’s conversion option:  The Series B-1 Preferred Stock is convertible at the holder’s option at any time at the fixed conversion price of $3.60 per share; Quarterly Dividend Conversion Option:  The holders of the majority of the outstanding Series B-1 shares may elect to have the Stock’s Quarterly dividend payment made in shares of Common Stock, having a value equal to the volume weighted average trading price of the Common Stock during the ten (10) trading day period preceding the applicable dividend payment date. These features were analyzed by the Company and determined that they were not required to be bifurcated from the preferred stock and recorded as derivatives as they are clearly and closely related to an equity host.

 Stock Issuance Costs

Costs of approximately $85,000 were incurred during 2016 in relation to the issuance of common and preferred stock.

2. Common Stock

Effective February 3, 2015, the Company implemented a reverse stock split of its outstanding common stock at a ratio of 1-for-2. The number of authorized shares and the par value of the Company's common stock and preferred stock were not affected by the reverse stock split. Stockholders who otherwise would be entitled to receive fractional shares were rounded up to the nearest whole share. The reverse stock split became effective on the OTCQB at the opening of trading on February 6, 2015.

Effective December 29, 2016, the Company implemented a reverse stock split of its outstanding common stock at a ratio of 1-for-12. The number of authorized shares and the par value of the Company's common stock and preferred stock were not affected by the reverse stock split. Stockholders who otherwise would be entitled to receive fractional shares were rounded up to the nearest whole share. The reverse stock split became effective on the OTCQB at the opening of trading on December 29, 2016.

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

Issuances of Common Stock

    a)     Securities Purchase Agreement dated November 11, 2016

Pursuant to a Securities Purchase Agreement, dated November 11, 2016, by and between the Company and Wong Kwok Fong the Company issued 516,667 shares of common stock for aggregate gross proceeds of $1,860,000.

   b)     Securities Purchase Agreement dated November 13, 2014

Pursuant to a Securities Purchase Agreement, dated November 13, 2014, by and between the Company and a number of private and institutional investors (the “November 2014 Private Investor SPA”), the Company issued to certain private investors 664,584 shares of common stock and warrants to purchase an additional 996,877 shares of common stock for aggregate gross proceeds of $1,595,000.

The common stock has a purchase price reset feature. If at any time prior to the two year anniversary of the effective date of the registration statement covering the public resale of such shares (January 29, 2015), the Company sells or issues shares of common stock or securities that are convertible into common stock at a price lower than $2.40 per share, the Company will be required to issue additional shares of common stock for no additional consideration.

The Company valued the purchase price reset feature using a Monte Carlo simulation at the date of issuance, and at quarterly reporting intervals until the expiration of the feature in January 2017, and determined that the purchase price reset feature had no value as the Company issued Series A-1 and Series B-1 preferred stock in October and November of 2015, at a conversion price of $3.60, and issued common stock in November 2016 also at a price of $3.60.

The warrants have a term of five years and an exercise price of $3.60 per share, and have been fully exercisable since February 2015. The warrants have customary anti-dilution protections including a “full ratchet” anti-dilution adjustment provision which are triggered in the event the Company sells or grants any additional shares of common stock, options, warrants or other securities that are convertible into common stock at a price lower than $3.60 per share, The anti-dilution adjustment provision is not triggered by certain “exempt issuances” which among other issuances, includes the issuance of shares of common stock, options or other securities to officers, employees, directors, consultants or service providers.

Based on an evaluation as discussed in FASB ASC 815-15, “Embedded Derivatives” and FASB ASC 815-40-15, “Contracts in Entity’s Own Equity - Scope and Scope Exceptions,” the Company determined that the purchase price reset feature on the common stock and the full ratchet anti-dilution feature in the warrants issued were not considered indexed to its own stock because neither the occurrence of a sale of equity securities by the issuer at market nor the issuance of another equity contract with a lower strike price is an input to the fair value of a fixed-for-fixed option or forward on equity shares. As such, the purchase price reset feature and the full ratchet anti-dilution feature should be bifurcated from the common stock and warrants and accounted for as derivative liabilities.

The Company did not value the derivative liabilities. One of the key determinants of the Company’s decision to not value the derivative liability was the high likelihood that a future financing would not occur that would trigger the down round feature or the purchase price reset feature. Whether a future equity financing would occur would be determined by the cash needs of the Company and management’s willingness to trigger the down round feature or purchase price reset feature. The Company’s reason was based on the issuance of Series A-1 and Series B-1 preferred stock in October and November of 2015, issued at a conversion price of $3.60, and the issuance of common stock in November 2016, at a price of $3.60.

Under GAAP, the Company is required to mark-to-market the derivative liabilities at the end of each reporting period. The Company did not value the derivative liabilities at the date of issuance, December 31, 2016 or December 31, 2015. At such dates, the Company determined that it was highly unlikely that an equity financing would occur that would trigger the down round feature or purchase price reset feature. Such conclusion was based upon the discussion noted above.

c) Derivative Liabilities: Securities Purchase Agreements dated October 25, 2013 and November 8, 2013

Pursuant to a series of Private Investors Securities Purchase Agreements (the “PI SPA”), on October 25, 2013 and November 8, 2013, the Company issued to certain private investors an aggregate of 1,026,972 units consisting of 1,026,972 post-split shares of common stock (the “Shares”) and warrants to purchase an additional 1,026,972 post-split shares of common stock (the “Warrants”) for an aggregate purchase price of $3,697,100. The warrants were immediately exercisable at an exercise price of $6.00 per post-split share, and had a term of three years which expired in 2016.

In connection with the share issuances described above, and pursuant to a placement agency letter agreement, the Company paid the placement agent cash commissions equal to 8% of the gross proceeds of the offering, reimbursed the placement agent for its reasonable out of pocket expenses, and issued to the placement agent warrants (the “Placement Agent Warrants”) to purchase an aggregate of 82,158 post-split shares of common stock. The Placement Agent Warrants have substantially the same terms as the warrants issued to the investors, except the Placement Agent Warrants were immediately exercisable on a cashless basis.

The cashless exercise features contained in the warrants were considered to be derivatives and the Company recorded warrant liabilities on the consolidated balance sheet. The Company initially recorded the warrant liabilities equal to their estimated fair value of $325,891. Such amount was also recorded as a reduction of additional paid-in capital. The Company is required to mark-to-market the warrant liabilities at the end of each reporting period. For the year ended December 31, 2016, the Company recorded a gain on the change in fair value of the cashless exercise features of $7,478.  As of December 31, 2016, the fair value of the cashless exercise features was $0 as the underlying warrants expired during the fourth quarter of 2016. The fair value of the cashless exercise features was $7,478 as at December 31, 2015.

(d) Issuances to Directors, Executive Officers and Consultants

During the year ended December 31, 2016, the Company issued 18,914 shares of common stock to its directors in lieu of payment of board fees, valued at $45,000, and issued 8,334 shares of common stock to the Chief Executive Officer as compensation, valued at $17,000.

On December 13, 2016, the Company issued 41,667 shares of common stock to a consultancy firm in lieu of payment for services. The fair value at issuance was calculated at $2.52 per share, with the total amount of $105,000 to be expensed over the period of the services.

e)     Employees’ exercise options

No stock options were exercised during the years ended December 31, 2016 and 2015.

3. Warrants

The Company has issued warrants to certain creditors, investors, investment bankers and consultants. A summary of warrant activity is as follows:

	Total Warrants	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value

Outstanding, as of January 1, 2015	1,587,266	4.44	3.91

Granted	117,362	3.16
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, as of December 31, 2015	1,704,628	4.40	3.02	—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(444,548)	6.00
Outstanding, as of December 31, 2016	1,260,080	3.84	2.78	—
Vested or expected to vest at December 31, 2016	1,260,080	3.84	2.78	—
Exercisable at December 31, 2016	1,260,080	3.84	2.78	—

On March 9, 2015, the Company issued a warrant to purchase 47,917 shares of common stock to a consultant which vested in equal quarterly installments over one year and is exercisable at $2.52 per share through March 8, 2020.

The fair value of the warrants was initially estimated on the date of grant at $98,065 using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate: 1.66%, expected remaining life of options in years: 5, expected dividends: 0, volatility of stock price: 115.7%.

Share based expense related to the value of the stock warrants is recorded over the requisite service period, which is generally the vesting period for each tranche. For the years ended December 31, 2016 and December 31, 2015, the Company recorded an expense of $11,625 and $51,026 respectively, related to the stock warrants. The expense in 2016 completed the service period.

On September 23, 2015, the Company issued a warrant to purchase 69,445 shares of common stock in connection with the issuance of a promissory note. Refer to Note I for details.

NOTE P—STOCK OPTIONS

1999 Stock Option Plan

During 1999, the Board of Directors of the Company adopted the 1999 Stock Option Plan (the 1999 Plan). The 1999 Plan was not presented to stockholders for approval and thus incentive stock options are not available under the plan. Under the 1999 Plan, 83,334 shares of common stock were reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 85% of fair market value. The term of nonstatutory stock options granted may not exceed ten years. Options issued under the 1999 Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined, all options outstanding vest immediately. The 1999 Plan expired in August 2009.

2004 Stock Option Plan

On October 12, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan (the 2004 Plan). The 2004 Plan was not presented to stockholders for approval and thus incentive stock options are not available under this plan. Under the terms of this plan, 166,667 shares of common stock are reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 85% of fair market value. The term of stock options granted may not exceed ten years. Options issued under the 2004 Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined, all options outstanding vest immediately. The 2004 Plan expired in October 2014.

2015 Stock Option Plan

On January 27, 2016, the shareholders approved the 2015 Equity Incentive Plan (the 2015 Plan). Under the terms of this plan, 666,667 shares of common stock are reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 100-110% of fair market value. The term of stock options granted may not exceed ten years. Options issued under the 2015 Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, certain stock awards issued under this plan may be subject to additional acceleration of vesting as may be provided in the participants’ written agreement. The 2015 Plan expires in December 2025.

Non-Plan Stock Options

Periodically, the Company has granted options outside of the 1999, 2004 and 2015 Plans to various employees and consultants. In the event of change in control, as defined, certain of the non-plan options outstanding vest immediately.

Stock Option Activity

Information summarizing option activity is as follows:

	Number of Options					Weighted average exercise	Weighted average remaining life	Aggregate intrinsic
	1999 Plan	2004 Plan	2015 Plan	Non Plan	Total	price	(in years)	value

Outstanding, as of December 31, 2014	20,834	136,276	—	184,167	341,277	$4.32

Granted	—	—	—	119,000	119,000	2.16
Exercised	—	—	—	—	—
Forfeited	—	(3,473)	—	(38,531)	(42,004)	3.72
Expired	—	(47,795)	—	(5,548)	(53,343)	3.00
Outstanding, as of December 31, 2015	20,834	85,008	—	259,088	364,930	$3.87	4.57	$240

Granted	—	—	27,087	—	27,087	2.74
Exercised	—	—	—	—	—
Forfeited	—	—	(2,084)	(8,335)	(10,419)	2.16
Expired	(20,834)	(15,628)	—	(3,473)	(39,935)	2.50
Outstanding, as of December 31, 2016	—	69,380	25,003	247,280	341,663	$3.99	4.23	$53,936
Vested or expected to vest at December 31, 2016					307,164	$4.16	4.04	$41,816
Exercisable at December 31, 2016					216,566	$4.56	3.51	$17,367

The options outstanding and exercisable at December 31, 2016 were in the following exercise price ranges:

			Options Outstanding			Options Exercisable
Range of exercise prices			Number of shares	Weighted average exercise price	Weighted average remaining life (in years)	Number exercisable	Weighted average exercise price
$1.90	-	3.00	122,485	$2.24	5.81	34,815	$2.15
3.01	-	5.00	197,927	4.47	3.66	160,500	4.41
5.01	-	11.04	21,251	9.67	0.72	21,251	9.67
$1.90	-	11.04	341,663			216,566

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $2.65 as of December 31, 2016, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2016 was 34,815.

The weighted average fair value of options granted during the years ended December 31, 2016 and 2015 was $1.86 and $1.68 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2016 and 2015 was $0 and $0, respectively. The total fair value of shares vested during the years ended December 31, 2016 and 2015 was $285,430 and $265,247 respectively.

As of December 31, 2016, future compensation cost related to nonvested stock options is $166,146 and will be recognized over an estimated weighted average period of 1.18 years.

NOTE Q—INCOME TAXES

There was no provision for federal or state taxes as at December 31, 2016 and 2015.

The Company has deferred taxes due to income tax credits, net operating loss carryforwards, and the effect of temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of deferred taxes are as follows at December 31:

	2016	2015

Current asset:
Accrued compensation	$67,000	$75,000
Accounts receivable allowance	202,000	5,000
Non-current asset (liability):
Stock-based compensation	360,000	258,000
Basis differences in fixed assets	(8,000)	(16,000)
Basis differences in intangible assets	60,000	55,000
Net operating loss and credit carryforwards	18,597,000	17,994,000
Valuation allowances	(19,278,000)	(18,371,000)

	$—	$—

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

As of December 31, 2016, the Company has federal net operating loss carryforwards of approximately $54,300,000 subject to expiration between 2020 and 2036.  These net operating loss carryforwards are subject to the limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company.

A reconciliation of the effective income tax rate on operations reflected in the Statements of Operations to the US Federal statutory income tax rate is presented below.

	2016	2015

Federal statutory income tax rate	34%	34%
Permanent differences	—	—)
Effect of net operating loss	(34)	(34)

Effective tax rate	—%	—%

The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The periods from 2013 through 2016 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax audit risk beyond those periods. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any significant interest expense recognized during the years ended December 31, 2016 and 2015.

NOTE R—PROFIT SHARING PLAN

The Company has established a savings plan under section 401(k) of the Internal Revenue Code. All employees of the Company, after completing one day of service, are eligible to enroll in the 401(k) plan. Participating employees may elect to defer a portion of their salary on a pre-tax basis up to the limits as provided by the IRS Code. The Company is not required to match employee contributions but may do so at its discretion. The Company made no contributions during the years ended December 31, 2016 and 2015.

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

The reconciliation of the numerator of the basic and diluted EPS calculations, due to the inclusion of preferred stock dividends was as follows for the following fiscal years ended December 31:

	2016	2015

Basic Numerator:
Loss from continuing operations	$(4,189,704)	$(1,857,306)
Convertible preferred stock dividends	(802,500)	(133,851)
Net loss available to common stockholders (basic and diluted EPS)	$(4,992,204)	$(1,991,157)

The following table summarizes the weighted average securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive.

	Years ended December 31,
	2016	2015

Preferred stock	5,416,667	859,095
Stock options	17,657	4,639
Warrants	1,018	-

Potentially dilutive securities	5,435,342	863,734

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Years ended December 31,
	2016	2015

Stock options	235,845	236,528
Warrants	1,212,163	1,704,618

Total	1,448,008	1,941,146

NOTE T—SUBSEQUENT EVENTS

On March 15, 2017, the Company issued 1,895 shares of common stock to its directors in payment of board fees.

On March 15, 2017, the Company issued options to purchase 40,000 shares of the Company’s common stock to four non-employee members of the Board of Directors. The options have a three year vesting period, seven year term and with an exercise price of $2.64.

On March 16, 2017, the Board of Directors issued options to purchase 1,120,000 shares of the Company’s common stock to certain officers, employees, and contractors. The options have a three year vesting period, seven year term, and exercise price of $2.65.

The Company has reviewed subsequent events through the date of this filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-KEY INTERNATIONAL, INC.

Date: March 31, 2017	By:	/s/ MICHAEL W. DEPASQUALE
Michael W. DePasquale
CHIEF EXECUTIVE OFFICER (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. DEPASQUALE	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2017
Michael W. DePasquale

/s/ CECILIA WELCH	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2017
Cecilia Welch

/s/ JOHN SCHOENHERR	Director	March 31, 2017
John Schoenherr

/s/ THOMAS E. BUSH III	Director	March 31, 2017
Thomas E. Bush

/s/ THOMAS GILLEY	Director	March 31, 2017
Thomas Gilley

/s/ WONG KWOK FONG	Director	March 31, 2017
Wong Kwok Fong

/s/ YAO JIANHUI	Director	March 31, 2017
Yao Jianhui

/s/ PIETER KNOOK	Director	March 31, 2017
Pieter Knook

EXHIBIT INDEX

Exhibit	Exhibit
No.

3.1	Certificate of Incorporation of BIO-key International, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the SEC on January 5, 2005)

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the current report on Form 8-K, filed with the SEC on January 5, 2005)

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Appendix A to the definitive proxy statement, filed with the SEC on January 18, 2006)

3.4

Certificate of Amendment of Certificate of Incorporation of Bio-key International, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.4 to the annual report on Form 10-K, filed with the SEC on March 31, 2015)

3.5

Certificate of Elimination of BIO-key International, Inc. filed October 6, 2015 (incorporated by reference to Exhibit 3.5 to the registration statement on Form S-1 File No. 333-208747 filed with the SEC on December 23, 2015)

3.6

Certificate of Designation of Preferences, Rights and Limitations of Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the SEC on November 2, 2015)

3.7

Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the quarterly report on Form 10-Q, filed with the SEC on November 16, 2015)

3.8

Certificate of Amendment of Certificate of Incorporation of Bio-key International, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the SEC on December 28, 2016)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the registration statement on Form SB-2, File No. 333-16451)

10.1

Employment Agreement by and between BIO-key International, Inc. and Mira LaCous dated November 20, 2001 (incorporated by reference to Exhibit 10.39 to the current report on Form 8-K, filed with the SEC on January 22, 2002)

10.2

BIO-key International, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.48 to amendment no. 1 the registrant’s registration statement on Form SB-2, File No. 33-120104, filed with the SEC on December 14, 2004)

10.3

Employment Agreement, effective March 25, 2010, by and between the Company and Michael W. DePasquale (incorporated by reference to Exhibit 10.93 to the annual report on Form 10-K, filed with the SEC on March 26, 2010)

10.4

Form of Securities Purchase Agreement, dated February 26, 2013, by and between the Company and certain investors (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q, filed with the SEC on May 15, 2013)

10.5

Form of Securities Purchase Agreement, dated July 23, 2013, by and between the Company and certain investors (incorporated by reference to Exhibit 10.29 to the registration statement on Form S-1, filed with the SEC on July 26, 2013)

10.6	Form of Warrant (incorporated by reference to Exhibit 10.30 to the registration statement on Form S-1, filed with the SEC on July 26, 2013)

10.7

Form of Securities Purchase Agreement by and between the Company and certain investors dated October 25, 2013 and November 8, 2013 (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q, filed with the SEC on November 14, 2013)

10.8

Form of Investor Warrant by and between the Company and certain investors dated October 25, 2013 and November 8, 2013 (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q, filed with the SEC on November 14, 2013)

10.9

Form of Registration Rights Agreement by and between the Company and certain investors dated October 25, 2013 and November 8, 2013 (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q, filed with the SEC on November 14, 2013)

10.10

Form of Supplement to Securities Purchase Agreement by and between the Company and certain investors dated November 8, 2013 (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q, filed with the SEC on November 14, 2013)

10.11

Employment Agreement by and between BIO-key International, Inc. and Cecilia Welch dated May 15, 2013 (incorporated by reference to Exhibit 10.42 to the annual report on Form 10-K, filed with the SEC on March 31, 2014)

10.12

Third Amendment to Lease Agreement by and between BIO-key International, Inc. and Victor AOP, Inc. dated June 30, 2013 (incorporated by reference to Exhibit 10.43 to the annual report on Form 10-K, filed with the SEC on March 31, 2014)

10.13

First Amendment to Lease Agreement by and between BIO-key International, Inc. and BRE/DP MN LLC dated September 12, 2013 (incorporated by reference to Exhibit 10.44 to the annual report on Form 10-K, filed with the SEC on March 31, 2014)

10.14

Form of Securities Purchase Agreement by and between the Company and certain investors dated November 13, 2014 (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q, filed with the SEC on November 14, 2014)

10.15

Form of Investor Warrant, by and between the Company and certain investors dated November 13, 2014 (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q, filed with the SEC on November 14, 2014)

10.16

Form of Registration Rights Agreement by and between the Company and certain investors dated November 13, 2014 (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q, filed with the SEC on November 14, 2014)

10.17	Form of Convertible Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on November 2, 2015)

10.18	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the SEC on November 2, 2015)

10.19	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q, filed with the SEC on November 16, 2015)

10.20	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q, filed with the SEC on November 16, 2015)

10.21	BIO-key International, Inc. 2015 Equity Incentive Plan (incorporated by reference to Appendix A to the definitive proxy statement filed with the SEC on December 15, 2015)

10.22

Software License Purchase Agreement Dated November 11, 2015 by and among BIO-key Hong Kong Limited, Shining Union Limited, WWTT Technology China, Golden Vast Macao Commercial Offshore Limited, Giant Leap International Limited (incorporated by reference to Exhibit 10.36 to the registration statement on Form S-1 File No. 333-208747 filed with the SEC on December 23, 2015)**

10.23

Securities Purchase Agreement dated November 11, 2016 by and between Registrant and Wong Kwok Fong (Kelvin) (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q, filed with the SEC on November 14, 2016)

21.1	List of subsidiaries of BIO-key International, Inc. (incorporated by reference to Exhibit 21.1 to the annual report on Form 10-K, filed with the SEC on March 30, 2016)

23.1*	Consent of RMSBG
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

* filed herewith

** Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted sections have been filed separately with the Securities and Exchange Commission