Form 10-K/A
period 2016-12-31
BIO KEY INTERNATIONAL INC
filed 2017-04-04
CIK 1019034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Documents Incorporated by Reference: None

 EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) hereby amends our Annual Report on Form 10-K for the year ended December 31, 2016, which was originally filed with the Securities and Exchange Commission on March 31, 2017 (the “Original 10-K”).  This Amendment is being filed solely to include the properly dated audit report.

Except as described above, the Company has not modified or updated disclosures presented in this Amendment No. 1. Accordingly, this Amendment No. 1 does not reflect events occurring after the Original 10-K or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. All other information contained in the Original 10-K is unchanged and reflects the disclosures made at the time of filing of the Original 10-K.

This Amendment has been signed as of a current date and all certifications of the Company’s Chief Executive Officer/Principal Executive Officer and Chief Financial Officer/Principal Accounting and Financial Officer are given as of a current date. Accordingly, this Amendment should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the filing of the Original 10-K, including any amendments to those filings.

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
March 31, 2017

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

BIO-KEY INTERNATIONAL, INC.

Date: April 4, 2017	By:	/s/ MICHAEL W. DEPASQUALE
Michael W. DePasquale
CHIEF EXECUTIVE OFFICER (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. DEPASQUALE	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	April 4, 2017
Michael W. DePasquale

/s/ CECILIA WELCH	Chief Financial Officer (Principal Financial and Accounting Officer)	April 4, 2017
Cecilia Welch

/s/ JOHN SCHOENHERR	Director	April 4, 2017
John Schoenherr

/s/ THOMAS E. BUSH III	Director	April 4, 2017
Thomas E. Bush

/s/ THOMAS GILLEY	Director	April 4, 2017
Thomas Gilley

/s/ WONG KWOK FONG	Director	April 4, 2017
Wong Kwok Fong

/s/ YAO JIANHUI	Director	April 4, 2017
Yao Jianhui

/s/ PIETER KNOOK	Director	April 4, 2017
Pieter Knook

EXHIBIT INDEX

Exhibit	Exhibit
No.

3.1	Certificate of Incorporation of BIO-key International, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the SEC on January 5, 2005)

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the current report on Form 8-K, filed with the SEC on January 5, 2005)

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Appendix A to the definitive proxy statement, filed with the SEC on January 18, 2006)

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