Form 10-Q
period 2017-03-31
BIO KEY INTERNATIONAL INC
filed 2017-05-15
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Exchange Act)  Yes  ☐   No  ☒

Number of shares of Common Stock, $.0001 par value per share, outstanding as of May 12, 2017 was 6,451,623.

BIO-KEY INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS.

BIO-KEY International, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,158,421	$1,061,307
Accounts receivable, net	562,471	1,563,246
Due from factor	117,891	53,638
Inventory	570,955	465,428
Software license rights	1,830,000	1,560,000
Prepaid expenses and other	167,348	206,677
Total current assets	4,407,086	4,910,296
Software license rights, net	9,933,623	10,598,411
Accounts receivable, net	1,070,000	1,570,000
Equipment and leasehold improvements, net	59,995	67,814
Deposits and other assets	8,712	8,712
Intangible assets, net	144,623	134,132
Total non-current assets	11,216,953	12,379,069
TOTAL ASSETS	$15,624,039	$17,289,365

LIABILITIES
Accounts payable	$153,692	$466,842
Accrued liabilities	380,015	335,323
Dividends payable	601,875	401,250
Deferred revenue	489,738	633,062
Total current liabilities	1,625,320	1,836,477
TOTAL LIABILITIES	1,625,320	1,836,477

Commitments
STOCKHOLDERS’ EQUITY:

Series A-1 convertible preferred stock: authorized, 100,000 (liquidation preference of $100 per share); issued and outstanding 90,000 of $.0001 par value at March 31, 2017 and December 31, 2016, respectively	9	9
Series B-1 convertible preferred stock: authorized, 105,000 (liquidation preference of $100 per share); issued and outstanding 105,000 of $.0001 par value at March 31, 2017 and December 31, 2016, respectively	11	11
Common stock — authorized, 170,000,000 shares; issued and outstanding; 6,096,920 and 6,093,843 of $.0001 par value at March 31, 2017 and December 31, 2016, respectively	610	609
Additional paid-in capital	78,155,431	78,253,413
Accumulated deficit	(64,157,342)	(62,801,154)
TOTAL STOCKHOLDERS’ EQUITY	13,998,719	15,452,888
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,624,039	$17,289,365

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-12 reverse stock split, which was effective December 29, 2016.

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY International, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2017	2016

Revenues
Services	$320,587	$284,726
License fees and other	1,097,748	145,866
	1,418,335	430,592
Costs and other expenses
Cost of services	38,820	55,782
Cost of license fees and other	622,114	56,066
	660,934	111,848
Gross Profit	757,401	318,744

Operating Expenses
Selling, general and administrative	1,620,150	992,525
Research, development and engineering	493,444	489,401
Total Operating Expenses	2,113,594	1,481,926
Operating loss	(1,356,193)	(1,163,182)
Other income (expenses)
Interest income	6	6
Loss on derivative liabilities	-	(38)
Total Other Income (Expenses)	6	(32)
Net loss	(1,356,187)	(1,163,214)
Convertible preferred stock dividends	(200,625)	(200,625)
Net loss available to common stockholders	$(1,556,812)	$(1,363,839)

Basic & Diluted Loss per Common Share	$(0.26)	$(0.25)

Weighted Average Shares Outstanding:
Basic & Diluted	6,094,955	5,510,381

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-12 reverse stock split, which was effective December 29, 2016.

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY International, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,356,187)	$(1,163,214)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Allowance for doubtful accounts	500,000	-
Depreciation	7,819	11,518
Amortization of intangible assets	3,402	3,401
Amortization of software license rights	341,160	-
Loss on derivative liabilities	-	38
Stock based directors fees	5,003	16,000
Share and warrant-based compensation for employees and consultants	156,086	158,363
Change in assets and liabilities:
Accounts receivable	1,000,775	1,167,758
Due from factor	(64,253)	(109,681)
Inventory	(105,527)	(110,208)
Software license rights	53,628	-
Prepaid expenses and other	(13,171)	(3,524)
Accounts payable	(313,150)	(529,924)
Accrued liabilities	44,692	(181,001)
Deferred revenue	(143,324)	78,886
Net cash provided by (used for) operating activities	116,953	(661,588)
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(13,893)	(19,287)
Net cash used for investing activities	(13,893)	(19,287)
CASH FLOW FROM FINANCING ACTIVITIES:
Preferred dividends paid	-	(133,851)
Costs to issue preferred and common stock	(5,946)	(31,704)
Net cash used for financing activities	(5,946)	(165,555)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	97,114	(846,430)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,061,307	4,321,078
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,158,421	$3,474,648

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY International, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2017	2016

Cash paid for:
Interest	$—	$—

Noncash Investing and financing activities
Accrual of preferred stock dividends	$200,625	$200,625

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY International Inc., and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 (Unaudited)

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of BIO-key International, Inc. and its wholly-owned subsidiary (collectively, the “Company” or “BIO-key”) and are stated in conformity with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. Significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The balance sheet at March 31, 2017 was derived from the audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, initially filed with the SEC on March 31, 2017.

 Recently Issued Accounting Pronouncements

In May 2014, ASU No. 2014-09, “Revenue from Contracts with Customers” was issued. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. The guidance will also require that certain contract costs incurred to obtain or fulfill a contract, such as sales commissions, be capitalized as an asset and amortized as revenue is recognized. Adoption of the new rules could affect the timing of both revenue recognition and the incurrence of contract costs for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The new standard was scheduled to be effective for reporting periods beginning after December 15, 2017 and early adoption is not permitted. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date" ("ASU 2015-14") which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period.

The Company is continuing to evaluate the standard’s impact on its consolidated results of operations and financial condition. BIO-key has conducted initial analyses, developed a project management plan relative to the process of adopting this ASU, and is currently completing detailed contract reviews to determine potential adjustments to existing accounting policies as well as to support an evaluation of the standard’s impact on the Company’s consolidated results of operations and financial condition. For the majority of BIO-key’s revenue arrangements, no significant impacts are expected. However, in addition to expanded disclosures regarding revenue, the ASU could, for example, impact the timing of revenue recognition in some arrangements for which software industry-specific guidance (which the ASU supersedes) is presently utilized. The Company currently anticipates utilizing the modified retrospective method of adoption on January 1, 2018.

In July 2015 the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory" ("ASU 2015-11"). The amendments in ASU 2015-11 clarifies the measurement of inventory to be the lower of cost or realizable value and would only apply to inventory valued using the FIFO or average costing methods. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-11 did not materially impact the Company’s consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern”. Prior to ASU 2014-15, a definition for substantial doubt did not exist. However, the new guidance says that substantial doubt exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are available to be issued. The FASB's definition could be perceived as a higher threshold than current practice as the term “probable” means likely to occur. Under the new standard, management should evaluate all relevant known conditions, or those that can be reasonably expected to happen as of the date the financial statements are to be issued. This evaluation should be both qualitative and quantitative in nature, and should include conditions that might give rise to substantial doubt. ASU 2014-15 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted ASU 2014-15 in the quarter March 31, 2017.

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

The Company has incurred significant losses to date and at March 31, 2017 and had an accumulated deficit of approximately $64 million. In addition, broad commercial acceptance of the Company’s technology is critical to the Company’s success and ability to generate future revenues. At March 31, 2017, the Company’s total cash and cash equivalents were approximately $1,158,000, as compared to approximately $1,061,000 at December 31, 2016.

The Company has financed itself in the past through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. The Company estimates that it currently requires approximately $592,000 per month to conduct operations and pay dividend obligations, a monthly amount that it has been unable to achieve consistently through revenue generation.

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

Accounts receivable are carried at original amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful receivables by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Accounts receivable are written off when deemed uncollectible. During the year ended December 31, 2016, the Company reclassified a past due receivable to non-current as management concluded that collection may not occur in the near term. As a result of the payment delays the Company had reserved $500,000 at December 31, 2016 and in the current quarter the Company reserved an additional $500,000. The total reserve represents 48% of the remaining balance owed at March 31, 2017. Recoveries of accounts receivable previously written off are recorded when received. Accounts receivable at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31,	December 31,
	2017	2016
Accounts receivable - current	$576,256	$1,577,031
Accounts receivable - non current	2,070,000	2,070,000
	2,646,256	3,647,031
Allowance for doubtful accounts - current	(13,785)	(13,785)
Allowance for doubtful accounts - non current	(1,000,000)	(500,000)
Accounts receivable, net of allowances for doubtful accounts	$1,632,471	$3,133,246

4.	SHARE BASED COMPENSATION

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2017	2016

Selling, general and administrative	$112,856	$145,878
Research, development and engineering	48,233	28,485
	$161,089	$174,363

5.	FACTORING

Due from factor consisted of the following as of:

	March 31,	December 31,
	2017	2016

Original invoice value	$471,562	$214,556
Factored amount	(353,671)	(160,918)
Balance due from factor	$117,891	$53,638

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

	Three Months ended March 31,
	2017	2016

Factoring fees	$48,391	$195,012

6.	INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market, and consists primarily of fabricated assemblies and finished goods. Inventory is comprised of the following as of:

	March 31,	December 31,
	2017	2016

Finished goods	$190,653	$381,762
Fabricated assemblies	380,302	83,666
Total inventory	$570,955	$465,428

7.	SOFTWARE LICENSES AND RIGHTS

On November 11, 2015, the Company entered into a license agreement for the rights to all software and documentation regarding the technology currently known as or offered under the FingerQ name. The license agreement grants the Company the exclusive right to reproduce, create derivative works and distribute copies of the FingerQ software and documentation, create new FingerQ related products, and grant sub-licenses of the licensed technology to end users. The license rights have been granted to the Company in perpetuity, with a stated number of end-user resale sub-licenses allowed under the contract for a total of $12,000,000. The cost of sub-license rights expected to be sold to customers in the following 12 months is $1,830,000 and is classified as a current asset, and the balance as non-current.

The Company has determined the software license rights to be a finite lived intangible asset, and estimated that the software license rights shall be economically used over a 10 year period, with a weighting towards the beginning years of that time-frame. The license rights were acquired during the fourth quarter of 2015, but the usage of such rights in the Company’s products was not generally available until January 2017. Accordingly, amortization began in the first quarter of 2017.

The remaining license rights are to be amortized over the greater of the following: 1) an estimate of the economic use of such license rights, 2) straight line method over ten years, or 3) the actual usage of such rights. The Company believes categorizing the amortization expense under Cost of Sales more closely reflects the nature of the license right arrangement and the use of the technology. During the period ended March 31, 2017 the Company sold licenses costing $46,932 and amortized $341,160.

On December 31, 2015, the Company purchased third party software licenses in the amount of $180,000 in anticipation of a large pending deployment that has yet to materialize. The Company is amortizing over the same methodology described above with the greatest of the three approaches being the amortization for the periods. A total of $6,696 was expensed for actual sales during the three months ended March 31, 2017. Since the license purchase, the actual per unit cost (actual usage) of such license rights in the cumulative amount of $26,376 has been expensed. The Company has classified the balance as non-current until a larger deployment occurs.

	March 31,	December 31,
	2017	2016

Current software license rights	$1,830,000	$1,560,000
Non-current software license rights	9,933,623	10,598,411
Total software license rights	$11,763,623	$12,158,411

8.	EARNINGS PER SHARE (“EPS”)

The Company’s basic EPS is calculated using net income (loss) available to common shareholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible preferred stock.

The reconciliation of the numerator of the basic and diluted EPS calculations was as follows for the three month periods ended March 31, 2017 and 2016:

	Three Months ended March 31,
	2017	2016

Basic Numerator:

Net loss	$(1,356,187)	$(1,163,214)
Convertible preferred stock dividends	(200,625)	(200,625)
Net loss available to common stockholders (basic and diluted)	$(1,556,812)	$(1,363,839)

The following table summarizes the weighted average securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the net losses for the three months ended March 31, 2017 and 2016:

	Three Months ended March 31,
	2017	2016

Preferred stock	5,416,667	5,416,667
Stock options	54,512	500
Warrants	3,668	-
Total	5,474,847	5,417,167

The following table sets forth options and warrants which were excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months Ended March 31,
	2017	2016

Stock options	218,761	313,167
Warrants	1,212,163	1,704,629
Total	1,430,924	2,017,796

9.	STOCKHOLDERS’ EQUITY

Preferred Stock

Within the limits and restrictions provided in the Company’s Certificate of Incorporation, the Board of Directors has the authority, without further action by the shareholders, to issue up to 5,000,000 shares of preferred stock, $.0001 par value per share, in one or more series, and to fix, as to any such series, any dividend rate, redemption price, preference on liquidation or dissolution, sinking fund terms, conversion rights, voting rights, and any other preference or special rights and qualifications. As of March 31, 2017, 100,000 shares of preferred stock have been designated as Series A-1 Convertible Preferred Stock, of which 90,000 shares are issued and outstanding, and 105,000 shares of preferred stock have been designated as Series B-1 Convertible Preferred Stock, all of which are issued and outstanding.

Series A-1 Convertible Preferred Stock

On October 22 and 29, 2015, the Company issued 84,500 shares of Series A-1 Convertible Preferred Stock at a purchase price of $100.00 per share, for aggregate gross proceeds of $8,450,000. On November 11, 2015, 5,500 additional shares of Series A-1 Convertible Preferred Stock were issued at a purchase price of $100.00 per share, for gross cash proceeds of $550,000. Shares of the Series A-1 Convertible Preferred Stock are convertible at any time at the option of the holder into shares of common stock by dividing the Series A-1 Original Issue Price by an initial conversion price of $3.60 per share, subject to adjustment for stock dividends, stock splits, combinations, and reclassifications of the Company’s capital stock, and subject to a “blocker provision” which prohibits conversion if such conversion would result in the holder being the beneficial owner of in excess of 9.99% of the Company’s common stock. The Series A-1 Shares accrue dividends at the rate of 6% per annum payable quarterly on April 1, July, 1, October 1, and January 1 of each year. Unless holders of at least a majority of the outstanding shares of Series A-1 Preferred Stock elect otherwise by written notice to the Company, until October 1, 2017, the dividends are payable in cash provided that if payment in cash would be prohibited under applicable Delaware corporation law or cause the Company to breach any agreement for borrowed money, such dividends are payable in kind through the issuance of additional shares of common stock having a value equal to the volume weighted average trading price of the Company’s common stock for the ten (10) days preceding the applicable dividend payment date. Commencing January 1, 2018, dividends are payable at the option of the Company in cash or kind through the issuance of additional shares of common valued as described above.

The holders of the Series A-1 shares are entitled to designate one person to serve on the Board of Directors of the Company. The holders of the Series A-1 Shares are entitled to vote on an as converted to common stock basis together with the holders of our common stock on all matters presented to our stockholders. Upon any liquidation or dissolution of the Company, any merger or consolidation involving the Company or any subsidiary of the Company in which the shares of capital stock of the Company outstanding immediately prior to such merger or consolidation do not represent immediately following such merger or consolidation at least a majority of the voting power of the capital stock of the resulting or surviving corporation, or the sale of all or substantially all assets in a single transaction or a series of related transactions, unless the holders of at least a majority of the outstanding Series A-1 Shares elect otherwise, holders of Series A-1 Shares shall be entitled to receive prior to any payment to any holders of the Company’s common stock an amount per share equal to $100.00 per share plus any declared and unpaid dividends (pari-passu with the Series B-1 holders). As of March 31, 2017, $405,000 was accrued for the holders of the Series A-1 shares, for October 1, 2016, January 1, 2017 and April 1, 2017 dividends. As of December 31, 2016, $270,000 of dividends were accrued for the holders of the Series A-1 shares for October 1, 2016 and January 1, 2017 dividends.

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

Series B-1 Convertible Preferred Stock

On November 11, 2015, the Company issued 105,000 shares of Series B-1 Convertible Preferred Stock at a purchase price of $100.00 per share, for gross proceeds of $10,500,000.  Shares of the Series B-1 Convertible Preferred Stock are convertible at any time at the option of the holder into shares of common stock by dividing the Series B-1 Original Issue Price by an initial conversion price of $3.60 per share, subject to adjustment for stock dividends, stock splits, combinations, and reclassifications of the Company’s capital stock, and subject to a “blocker provision” which prohibits conversion if such conversion would result in the holder being the beneficial owner of in excess of 9.99% of the Company’s common stock. The Series B-1 Shares accrue dividends at the rate of 2.5% per annum payable quarterly on April 1, July, 1, October 1, and January 1 of each year payable in cash provided that if payment in cash would be prohibited under applicable Delaware corporation law or cause the Company to breach any agreement for borrowed money, or if the majority of the outstanding shares of the Series B-1 Shares elect otherwise, such dividends are payable in kind through the issuance of additional shares of common stock having a value equal to the volume weighted average trading price of the Company’s common stock for the ten (10) days preceding the applicable dividend payment date.

The holders of the Series B-1 shares are entitled to designate one person to serve on the Board of Directors of the Company. The holders of the Series B-1 Shares are entitled to vote on an as converted to common stock basis together with the holders of our common stock on all matters presented to our stockholders. Upon any liquidation or dissolution of the Company, any merger or consolidation involving the Company or any subsidiary of the Company in which the shares of capital stock of the Company outstanding immediately prior to such merger or consolidation do not represent immediately following such merger or consolidation at least a majority of the voting power of the capital stock of the resulting or surviving corporation, or the sale of all or substantially all assets in a single transaction or a series of related transactions, unless the holders of at least a majority of the outstanding Series B-1 Shares elect otherwise, holders of Series B-1 Shares shall be entitled to receive prior to any payment to any holders of the Company’s common stock an amount per share equal to $100.00 per share plus any declared and unpaid dividends (pari-passu with the Series A-1 holders). As of March 31, 2017, $196,875 was accrued for the holders of the Series B-1 shares, for October 1, 2016, January 1, 2017 and April 1, 2017 dividends. As of December 31, 2016, $131,250 of dividends were accrued for the holders of the Series B-1 shares for October 1, 2016 and January 1, 2017 dividends.

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

On March 15, 2017, the Company issued 1,895 shares of common stock to its directors in payment of board fees, valued at $5,003. On March 8, 2016, the Company issued 8,333 shares of common stock to its directors in payment of board fees valued at $16,000.

Stock Issuance Costs

Costs of $5,946 and $31,704 were incurred during the three months ended March 31, 2017 and 2016 in relation to the issuance of stock.

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

Securities Purchase Agreements dated October 25, 2013 and November 8, 2013

Pursuant to a series of Private Investors Securities Purchase Agreements (the “PI SPA”), on October 25, 2013 and November 8, 2013, the Company issued to certain private investors an aggregate of 1,026,972 units consisting of 1,026,972 shares of common stock (the “Shares”) and warrants to purchase an additional 1,026,972 shares of common stock (the “Warrants”) for an aggregate purchase price of $3,697,100. The warrants were immediately exercisable at an exercise price of $6.00 per share, and had a term of three years which expired in 2016.

In connection with the share issuances described above, and pursuant to a placement agency letter agreement, the Company paid the placement agent cash commissions equal to 8% of the gross proceeds of the offering, reimbursed the placement agent for its reasonable out of pocket expenses, and issued to the placement agent warrants (the “Placement Agent Warrants”) to purchase an aggregate of 82,158 shares of common stock. The Placement Agent Warrants have substantially the same terms as the warrants issued to the investors, except the Placement Agent Warrants were immediately exercisable on a cashless basis.

The cashless exercise features contained in the warrants were considered to be derivatives and the Company recorded warrant liabilities on the consolidated balance sheet. The Company initially recorded the warrant liabilities equal to their estimated fair value of $325,891. Such amount was also recorded as a reduction of additional paid-in capital. The Company is required to mark-to-market the warrant liabilities at the end of each reporting period. For the quarter ended March 31, 2016, the Company recorded a gain on the change in fair value of the cashless exercise features of $2,337. As of December 31, 2016, the fair value of the cashless exercise features was $0 as the underlying warrants expired during the fourth quarter of 2016.

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

Under GAAP, the Company is required to mark-to-market the derivative liability at the end of each reporting period. The Company did not value the derivative liabilities at the dates of issuance through March 31, 2017. Such conclusion was based upon the discussion noted above.

Warrants

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

Based on an evaluation as discussed in FASB ASC 815-15, “Embedded Derivatives” and FASB ASC 815-40-15, “Contracts in Entity’s Own Equity – Scope and Scope Exceptions,” the Company determined that the full ratchet anti-dilution feature in the warrants issued was not considered indexed to its own stock because neither the occurrence of a sale of equity securities by the issuer at market nor the issuance of another equity contract with a lower strike price is an input to the fair value of a fixed-for-fixed option or forward on equity shares. As such, the full ratchet anti-dilution feature should be bifurcated from the common stock and accounted for as a derivative liability.

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

The cashless exercise features contained in the warrants were initially considered to be derivatives and the Company recorded a warrant liability of $92,199 on the consolidated balance sheet in 2015. The warrants issued by the Company were valued using an option-pricing model. The Company marked-to-market the warrant liabilities at the end of each reporting period. For the quarter ended March 31, 2016 the Company recorded a loss on the change in fair value of the cashless exercise features of $2,375. During 2016, the Company determined the cashless exercise features did not meet the criteria for recording a warrant liability. Accordingly, the grant date fair value of the warrant liability was transferred to additional paid-in capital and the cumulative loss due to change in the recorded fair value of the liability was reversed during 2016.

Issuances of Stock Options

On March 15, 2017, the Company issued options to purchase 40,000 shares of the Company’s common stock to four non-employee members of the Board of Directors. On March 15, 2017, the Company also issued options to purchase 4,167 shares of the Company’s common stock to an employee. The options have a three year vesting period, seven year term, and exercise price of $2.64.

On March 16, 2017, the Board of Directors issued options to purchase 1,120,000 shares of the Company’s common stock to certain officers, employees, and contractors. The options have a three year vesting period, seven year term, and exercise price of $2.65.

The fair value of the options issued during the three months ended March 31, 2017 was estimated on the date of grant at $2,660,122 using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate: 1.93%, expected life of options in years: 4.5, expected dividends: 0, volatility of stock price: 137.8%.

During the three months ended March 31, 2016, the Company did not grant any stock options.

10.	SEGMENT INFORMATION

The Company has determined that it operates in one discrete segment consisting of biometric products. Geographically, North American sales accounted for approximately 83% and 82% of the Company’s total sales for the three-month periods ended March 31, 2017 and 2016, respectively.

11.	FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, due from/to factor, accounts payable and accrued liabilities are carried at, or approximate, fair value because of their short-term nature.

12.	MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLES

For the three months ended March 31, 2017 and 2016, three customers accounted for 70% of revenues and three customers accounted for 58% of revenues, respectively. Two customers accounted for 40% of current accounts receivable as of March 31, 2017. One customer accounted for 100% of non-current accounts receivable as of March 31, 2017 and December 31, 2016. Based on prior history with this customer, the Company believes the amount is fully collectable, however, the Company has reserved $1,00,000 which represents 48% of the remaining balance owed under the contract, due to the length of time the receivable has been outstanding.  At December 31, 2016, one customer accounted for 81% of current accounts receivable.

13.	SUBSEQUENT EVENTS

On April 10, 2017, the Company issued options to purchase 10,000 shares of the Company’s common stock to the newly appointed Director. The options have a three year vesting period, seven year term, and exercise price of $2.64.

On April 28, 2017, the Company issued to Wong Kwok Fong, a director and executive officer of the Company, 277,778 shares of common stock at a purchase price of $3.60 per share for gross cash proceeds of $1,000,000.

On May 2, 2017, the Company entered into a committed equity facility pursuant to which it may issue and sell up to $5.0 million worth of shares of common stock, subject to certain limitations and satisfaction of certain conditions, over a 36-month term following the effectiveness of a registration statement covering the public resale of the shares of common stock issued under the facility. From time to time over the term of the facility, the Company may issue requests to the investor to purchase a specified dollar amount of shares up to a maximum of $100,000 over a five trading day period based on the daily volume weighted average price of the Company’s common stock (VWAP) to the extent the VWAP equals or exceeds the greater of a formula amount or $3.83 per share. The per share purchase price for the shares issued under the facility will be equal to 94% of the lowest VWAP that equals or exceeds $3.83 per share. Aggregate sales under the facility are limited to 19.99% of the total outstanding shares of the Company’s common stock as of May 2, 2017, unless stockholder approval is obtained, and sales under the facility are prohibited if such a sale would result in beneficial ownership by the investor of more than 9.99% of the Company’s common stock. The Company issued 55,000 shares of common stock as a commitment fee.

On May 11, 2017, the Company issued 1,925 shares of common stock to its directors in payment of board fees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts contained in this Report on Form 10-Q, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in the forward-looking statements are reasonable, we cannot be sure that they will be achieved. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: our history of losses and limited revenue; our ability to raise additional capital; our ability to protect our intellectual property; changes in business conditions; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; security breaches; competition between us and other companies in the biometric technology industry; market acceptance of biometric products generally and our products under development; our ability to expand into the Asian market; delays in the development of products and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW

We develop and market advanced fingerprint biometric identification and identity verification technologies, cryptographic authentication-transaction security technologies, as well as related identity management and credentialing software solutions. We were pioneers in developing automated, finger identification technology that supplements or compliments other methods of identification and verification, such as personal inspection identification, passwords, tokens, smart cards, ID cards, PKI, credit card, passports, driver’s licenses, OTP or other form of possession or knowledge-based credentialing.  Advanced BIO-key® technology has been and is used to improve both the accuracy and speed of competing finger-based biometrics. Our solutions are used by many customers in numerous sectors of our economy, including government, retail, healthcare and financial services.

In 2016, we began to distribute directly to consumers and commercial users our SideSwipe™, SideTouchTM , and EcoID™ products. SideSwipe, SideTouch, and EcoID are stand-alone fingerprint readers that can be used on any laptop, tablet or other device with a USB port.

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

The introduction of the TouchLock, fingerprint biometric and bluetooth (cell phone) enabled padlocks, opens up an additional consumer market for us. As a security solution, we also have a version of the lock that is TSA compatible, to allow travelers to lock their luggage which TSA can open and relock.

We believe there is potential for significant market growth in six key areas:

●	Corporate network access control, including corporate campuses, computer networks and applications;

●	Consumer mobile credentialing, including mobile payments, credit and payment card programs, data and application access, and commercial loyalty programs;

●	Government services and highly regulated industries including, Medicare, Medicaid, Social Security, drivers licenses, campus and school ID, passports/visas;

●	Direct sales of fingerprint readers to consumers and commercial customers;

●	Direct sales of biometric locks to consumers and commercial customers; and

●	Growth in the Asia Pacific region.

In the near-term, we expect to grow our business within government services and highly-regulated industries in which we have historically had a strong presence, such as the healthcare industry.  We believe that continued heightened security and privacy requirements in these industries will generate increased demand for security solutions, including biometrics. In addition, we expect that the integration of our technology into Windows 10, will accelerate the demand for our computer network log-on solutions and fingerprint readers. We are also experiencing increased demand and interest in our hardware offerings as we continue to develop our products business. Finally, our entry into the Asian market and licensing arrangement with China Goldjoy Group is expected to further expand our business by opening new markets.

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

CRITICAL ACCOUNTING POLICIES

For detailed information regarding our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2016.  There have been no material changes to our critical accounting policies and estimates from those disclosed in our most recent Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

For detailed information regarding recent account pronouncements, see Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2017 AS COMPARED TO MARCH 31, 2016

Consolidated Results of Operations - Percent Trend

	Three Months Ended March 31,
	2017	2016
Revenues
Services	23%	66%
License fees and other	77%	34%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	3%	13%
Cost of license fees and other	44%	13%
Total Cost of Goods Sold	47%	26%
Gross profit	53%	74%

Operating expenses
Selling, general and administrative	114%	230%
Research, development and engineering	35%	114%
Total Operating Expenses	149%	344%
Operating loss	-96%	-270%

Other income (expenses)	-%	-%

Net loss	-96%	-270%

Revenues and cost of goods sold

	Three months ended
	March 31,
	2017	2016	$ Change	% Change

Revenues
Service	$320,587	284,726	$35,861	13%
License & other	1,097,748	145,866	951,882	653%
Total Revenue	$1,418,335	$430,592	$987,743	229%

Cost of goods sold
Service	$38,820	55,782	(16,962)	-30%
License & other	622,114	56,066	566,048	1009%
Total COGS	$660,934	$111,848	$549,086	491%

Revenues

For the three months ended March 31, 2017, service revenues were $320,587 as compared to $284,726 during the three months ended March 31, 2016, an increase of $35,861, or 13%. The increase was due to non-recurring custom service revenue increasing to $180,500 as compared to $94,000 during the three months ended March 31, 2016. The increase was offset by recurring maintenance and support revenue decreasing to $140,000 as compared to $190,700 during the three months ended March 31, 2016.

For the three months ended March 31, 2017, license and other revenue (comprised of third party hardware and royalty) increased to $1,097,748 from $145,866, or 653%, from the three months ended March 31, 2016. The increase was the result of higher license and hardware sales. License sales increased to $496,568 from $24,207 for the three months ended March 31, 2016. During the three months ended March 31, 2017, we continued to ship products to Omnicell (formerly Aesynt) for the continued deployment of our identification technology in its AccuDose® product line, and for continued expansion of biometric ID deployments with commercial partners NCR, Educational Biometric Technology, Union Pacific, Identimetrics and expanded several healthcare facilities. Hardware sales increased by approximately $500,000, or 495%, to $601,180 with 48% of the increase attributable to sales in Asia Pacific. Our royalty income that was derived from an OEM agreement has been completed. As a result, there was no royalty income for the three months ended March 31, 2017 compared to $20,584 for corresponding period in 2016.

Costs of goods sold

For the three months ended March 31, 2017, cost of service decreased approximately $17,000 or 30% to $38,820, as a result of less third party requirements for specific non-recurring custom services revenue. For the three months ended March 31, 2017, license and other costs increased to $622,114 from $56,066 during the three months ended March 31, 2016 of which $280,954 was directly related to the increased hardware revenue, and $341,160 was directly related to amortization of the software rights.

Selling, general and administrative

	Three months ended
	March 31,
	2017	2016	$ Change	% Change

Selling, general and administrative	$1,620,150	$992,525	$627,625	63%

Selling, general and administrative expenses for the three months ended March 31, 2017 increased 63% to $1,620,150 as compared to $992,525 for the corresponding period in 2016.   The increase is largely due to a bad debt expense related to a contract whose payments are behind schedule.  As a result of the payment delays, we reserved $500,000 which represents 24% of the remaining balance owed under the contract. Other increases resulted from additional expenses related to our Hong Kong subsidiary and increased commission expense related to higher revenue. These amounts were offset by a decrease in factoring fees and non-cash, share-based compensation expenses.

Research, development and engineering

	Three months ended
	March 31,
	2017	2016	$ Change	% Change

Research, development and engineering	$493,444	$489,401	$4,043	1%

For the three months ended March 31, 2017, research, development and engineering expenses increased 1% to $493,444 as compared to $489,401 for the corresponding period in 2016. Increased personnel costs and costs related to additional activity in our Hong Kong subsidiary was offset by reductions in temporary contractor labor.

Other income and expense

	Three months ended
	March 31,
	2017	2016	$ Change	% Change

Interest income (expense)	$6	$6	$0	0%
Loss on derivative liabilities	-	(38)	38	-100%
	6	(32)	38	-118%

Interest income for the quarters ended March 31, 2017 and March 31, 2016 consisted of bank interest.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash provided by operations during the three months ended March 31, 2017 was approximately $117,000. The cash provided in operating activities was primarily attributable to the following items:

●

Net positive cash flows related to adjustments for non-cash expenses for allowance for doubtful accounts, depreciation, amortization, share-based compensation, and issuance of common stock to our non-employee directors of approximately $961,000, and a decrease in accounts receivable of approximately $1,000,000.

●	Net negative cash flows related to payments for liabilities, inventory, and reductions of deferred revenue of approximately $562,000.

Approximately $14,000 was used for investing activities during the three months ended March 31, 2017 related to capital expenditures.

Approximately $6,000 was used for issuance of stock costs during the three months ended March 31, 2017.

We had net working capital at March 31, 2017 of approximately $2,782,000 as compared to net working capital of approximately $3,074,000 at December 31, 2016.

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

On September 23, 2015, we issued a promissory note and a warrant to purchase 69,445 shares of common stock for an aggregate principal sum of $250,000. The warrants have a term of five years and an exercise price of $3.60 per share. The note was repaid in full in October 2015.

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

On April 28, 2017, we issued to Wong Kwok Fong (Kelvin), a director and executive officer of the Company, 277,778 shares of common stock at a purchase price $3.60 per share for gross cash proceeds of $1,000,000.

On May 2, 2017, we entered into a committed equity facility pursuant to which we may issue and sell up to $5.0 million worth of shares of common stock, subject to certain limitations and satisfaction of certain conditions, over a 36-month term following the effectiveness of a registration statement covering the public resale of the shares of common stock issued under the facility. From time to time over the term of the facility, we may in our sole discretion, issue requests to the investor to purchase a specified dollar amount of shares up to a maximum of $100,000 over a five trading day period based on the daily volume weighted average price of our common stock (VWAP) to the extent the VWAP equals or exceeds the greater of a formula amount or $3.83 per share. The per share purchase price for the shares issued under the facility will be equal to 94% of the lowest VWAP that equals or exceeds $3.83 per share. Aggregate sales under the facility are limited to 19.99% of the total outstanding shares of the Company’s common stock as of May 2, 2017, unless we obtain stockholder approval, and we are prohibited from making requests if the sale of shares pursuant to a request would result in beneficial ownership by the investor of more than 9.99% of our common stock.

Liquidity outlook

At March 31, 2017, our total cash and cash equivalents were approximately $1,158,000, as compared to approximately $1,061,000 at December 31, 2016.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We estimate that we currently require approximately $592,000 per month to conduct our operations and pay dividend obligations, a monthly amount that we have been unable to consistently achieve through revenue generation. During the first quarter of 2017, we generated approximately $1,418,000 of revenue, which is below our average monthly requirements.

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

Due to several factors, including our history of losses and limited revenue, our independent auditors have included an explanatory paragraph in their opinion related to our annual financial statements as to the substantial doubt about our ability to continue as a going concern. Our long-term viability and growth will depend upon the successful commercialization of our technologies and our ability to obtain adequate financing. To the extent that we require such additional financing, no assurance can be given that any form of additional financing will be available on terms acceptable to us, that adequate financing will be obtained to meet our needs, or that such financing would not be dilutive to existing stockholders. If available financing is insufficient or unavailable or we fail to continue to generate sufficient revenue, we may be required to further reduce operating expenses, delay the expansion of operations, be unable to pursue merger or acquisition candidates, or in the extreme case, not continue as a going concern.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 15, 2017, we issued 1,895 shares of common stock and options to purchase 40,000 shares of common stock to certain of our non-employee directors in payment of directors’ fees. The options are exercisable at $2.64 per share, have a term of seven years, and vest-in in equal installments over a three-year period. The foregoing securities were issued in a private placement transaction pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, without general solicitation or advertising of any kind and without payment of placement agent or brokerage fees to any person.

ITEM 6.	EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-Key International, Inc.

Dated: May 15, 2017	/s/ MICHAEL W. DEPASQUALE
Michael W. DePasquale
Chief Executive Officer

Dated: May 15, 2017	/s/ CECILIA C. WELCH
Cecilia C. Welch
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Securities Purchase Agreement, dated as of April 28, 2017, by and between BIO-key International, Inc. and Wong Kwok Fong (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2017)

10.2	Common Stock Purchase Agreement, dated as of May 2, 2017, by and between BIO-key International, Inc. and Xanthe Holdings Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2017)

10.3	Registration Rights Agreement, dated as of May 2, 2017, by and between BIO-key International, Inc. and Xanthe Holdings Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2017)

10.4	Form Non-Plan Option Agreement between the Company and certain of its directors, officers, employees and contractors.

31.1	Certificate of CEO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of CFO of Registrant required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350

32.2	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation