Form 10-Q
period 2017-06-30
BIO KEY INTERNATIONAL INC
filed 2017-08-14
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Large accelerated filer ☐	Accelerated filer ☐	Smaller Reporting Company ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of August 11, 2017 is 6,498,438.

BIO-KEY INTERNATIONAL, INC.

PART I -- FINANCIAL INFORMATION

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$988,342	$1,061,307
Accounts receivable, net	847,889	1,563,246
Due from factor	29,462	53,638
Inventory	567,182	465,428
Software license rights	2,100,000	1,560,000
Prepaid expenses and other	203,113	206,677
Total current assets	4,735,988	4,910,296
Software license rights, net	9,253,008	10,598,411
Accounts receivable, net	1,070,000	1,570,000
Equipment and leasehold improvements, net	153,529	67,814
Deposits and other assets	8,712	8,712
Intangible assets, net	166,735	134,132
Total non-current assets	10,651,984	12,379,069
TOTAL ASSETS	$15,387,972	$17,289,365

LIABILITIES
Accounts payable	$333,627	$466,842
Accrued liabilities	421,350	335,323
Dividends payable	802,500	401,250
Deferred revenue	417,464	633,062
Total current liabilities	1,974,941	1,836,477
TOTAL LIABILITIES	1,974,941	1,836,477

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Series A-1 convertible preferred stock: authorized, 100,000 (liquidation preference of $100 per share); issued and outstanding 90,000 of $.0001 par value at June 30, 2017 and December 31, 2016	9	9
Series B-1 convertible preferred stock; authorized, 105,000 (liquidation preference of $100 per share): issued and outstanding 105,000 of $.0001 par value at June 30, 2017 and December 31, 2016	11	11
Common stock: authorized, 170,000,000 shares; issued and outstanding; 6,493,290 and 6,093,843 of $.0001 par value at June 30, 2017 and December 31, 2016, respectively	649	609
Additional paid-in capital	79,359,032	78,253,413
Accumulated deficit	(65,946,670)	(62,801,154)
TOTAL STOCKHOLDERS’ EQUITY	13,413,031	15,452,888
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,387,972	$17,289,365

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-12 reverse stock split, which was effective December 29, 2016.

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues
Services	$134,061	$220,926	$454,648	$505,652
License fees and other	752,820	194,888	1,850,568	340,754
	886,881	415,814	2,305,216	846,406
Costs and other expenses
Cost of services	55,660	66,597	94,480	122,379
Cost of license fees and other	740,301	69,893	1,362,415	125,959
	795,961	136,490	1,456,895	248,338
Gross Profit	90,920	279,324	848,321	598,068

Operating Expenses
Selling, general and administrative	1,431,208	1,038,904	3,051,358	2,031,429
Research, development and engineering	449,049	566,448	942,493	1,055,849
Total Operating Expenses	1,880,257	1,605,352	3,993,851	3,087,278
Operating loss	(1,789,337)	(1,326,028)	(3,145,530)	(2,489,210)
Other income (expenses)
Interest income	8	7	14	13
Loss on derivative liabilities	-	(49,468)	-	(49,506)
Total other income (expenses)	8	(49,461)	14	(49,493)
Net loss	(1,789,329)	(1,375,489)	(3,145,516)	(2,538,703)
Convertible preferred stock dividends	(200,625)	(200,625)	(401,250)	(401,250)
Net loss available to common stockholders	$(1,989,954)	$(1,576,114)	$(3,546,766)	$(2,939,953)

Basic and Diluted Loss per Common Share	$(0.32)	$(0.29)	$(0.57)	$(0.53)

Weighted Average Shares Outstanding:
Basic and diluted	6,359,974	5,523,072	6,228,197	5,516,726

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-12 reverse stock split, which was effective December 29, 2016.

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(3,145,516)	$(2,538,703)
Adjustments to reconcile net loss to cash used for operating activities:
Allowance for doubtful accounts	500,000	-
Depreciation	15,513	24,577
Amortization of intangible assets	6,833	6,803
Amortization of software license rights	729,755	-
Loss on derivative liabilities	-	49,506
Share-based and warrant compensation for employees and consultants	564,275	184,299
Stock based directors fees	10,008	39,999
Change in assets and liabilities:
Accounts receivable	715,357	1,092,661
Due from factor	24,176	35,098
Inventory	(101,754)	(131,394)
Software license rights	75,648	-
Prepaid expenses and other	16,556	4,348
Accounts payable	(133,215)	(462,136)
Accrued liabilities	86,027	(142,234)
Deferred revenue	(215,598)	(58,359)
Net cash used for operating activities	(851,935)	(1,895,535)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(140,664)	(51,783)
Net cash used for investing activities	(140,664)	(51,783)
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock	1,000,000	-
Preferred dividends paid	-	(334,476)
Costs to issue preferred and common stock	(80,366)	(32,619)
Net cash provided by financing activities	919,634	(367,095)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(72,965)	(2,314,413)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,061,307	4,321,078
CASH AND CASH EQUIVALENTS, END OF PERIOD	$988,342	$2,006,665

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY International, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2017	2016

Cash paid for:
Interest	$—	$—

Noncash Investing and financing activities
Accrual of dividends	$401,250	$200,625
Issuance of common stock for consultancy services	$114,585

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 (Unaudited)

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of BIO-key International, Inc. and its wholly-owned subsidiary (collectively, the “Company”, or “BIO-key”) and are stated in conformity with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. Significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The balance sheet at December 31, 2016 was derived from the audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Form 10-K”), filed with the SEC on March 31, 2017.

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

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern”. Prior to ASU 2014-15, a definition for substantial doubt did not exist. However, the new guidance says that substantial doubt exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are available to be issued. The FASB's definition could be perceived as a higher threshold than current practice as the term “probable” means likely to occur. Under the new standard, management should evaluate all relevant known conditions, or those that can be reasonably expected to happen as of the date the financial statements are to be issued. This evaluation should be both qualitative and quantitative in nature, and should include conditions that might give rise to substantial doubt. ASU 2014-15 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted ASU 2014-15 during the quarter ended March 31, 2017.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The adoption of ASU 2017-11, during the six months ended June 30, 2017, did not have any impact on the condensed consolidated financial statements, however our disclosures with respect to equity instruments with down round features have been updated.  See Note 9 for updated disclosures.

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

The Company has incurred significant losses to date, and at June 30, 2017, it had an accumulated deficit of approximately $66 million. In addition, broad commercial acceptance of the Company’s technology is critical to the Company’s success and ability to generate future revenues. At June 30, 2017, total cash and cash equivalents were approximately $988,000, as compared to approximately $1,061,000 at December 31, 2016.

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

Accounts receivable are carried at original amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful receivables by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Accounts receivable are written off when deemed uncollectible. During the year ended December 31, 2016, the Company reclassified a past due receivable to non-current as management concluded that collection may not occur in the near term. As a result of the payment delays, the Company had reserved $500,000 at December 31, 2016 and in the six months ended June 30, 2017, the Company reserved an additional $500,000. The total reserve represents 48% of the remaining balance owed at June 30, 2017. Recoveries of accounts receivable previously written off are recorded when received. Accounts receivable consisted of the following as of:

	June 30,	December 31,
	2017	2016

Accounts receivable - current	$861,674	$1,577,031
Accounts receivable - non current	2,070,000	2,070,000
	2,931,674	3,647,031
Allowance for doubtful accounts - current	(13,785)	(13,785)
Allowance for doubtful accounts - non current	(1,000,000)	(500,000)
Accounts receivable, net of allowance for doubtful accounts	$1,917,889	$3,133,246

4.	SHARE BASED COMPENSATION

The following table presents share-based compensation expenses included in the Company’s unaudited condensed interim consolidated statements of operations:

	Three Months Ended June 30,
	2017	2016

Selling, general and administrative	$394,264	$44,303
Research, development and engineering	18,930	5,632
	$413,194	$49,935

	Six Months Ended June 30,
	2017	2016

Selling, general and administrative	$507,120	$190,181
Research, development and engineering	67,163	34,117
	$574,283	$224,298

5.	FACTORING

Due from factor consisted of the following as of:

	June 30,	December 31,
	2017	2016

Original invoice value	$117,850	$214,556
Factored amount	(88,388)	(160,918)
Due from factor	$29,462	$53,638

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

	Three Months ended June 30,
	2017	2016

Factoring fees	$85,326	$108,351

	Six Months ended June 30,
	2017	2016

Factoring fees	$133,717	$303,363

6.	INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market, and consists primarily of fabricated assemblies and finished goods. Inventory is comprised of the following as of:

	June 30,	December 31,
	2017	2016

Finished goods	$341,264	$381,762
Fabricated assemblies	225,918	83,666
Total inventory	$567,182	$465,428

7.	SOFTWARE LICENSE RIGHTS

On November 11, 2015, the Company entered into a license agreement for the rights to all software and documentation regarding the technology currently known as or offered under the FingerQ name. The license agreement grants the Company the exclusive right to reproduce, create derivative works and distribute copies of the FingerQ software and documentation, create new FingerQ related products, and grant sub-licenses of the licensed technology to end users. The license rights have been granted to the Company in perpetuity, with a stated number of end-user resale sub-licenses allowed under the contract for a total of $12,000,000. The cost of sub-license rights expected to be sold to customers in the following 12 months is $2,100,000 and is classified as a current asset, and the balance as non-current.

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

The remaining license rights are to be amortized over the greater of the following: 1) an estimate of the economic use of such license rights, 2) straight line method over ten years, or 3) the actual usage of such rights. The Company believes categorizing the amortization expense under Cost of Sales more closely reflects the nature of the license right arrangement and the use of the technology. During the three month period ended June 30, 2017 the Company sold licenses costing $1,405 and amortized $388,595. During the six month period ended June 30, 2017 the Company sold licenses costing $48,337 and amortized $729,755. The license rights had a carrying balance of $11,221,404 as of June 30, 2017.

On December 31, 2015, the Company purchased third party software licenses in the amount of $180,000 in anticipation of a large pending deployment that has yet to materialize. The Company is amortizing over the same methodology described above with the greatest of the three approaches being the amortization for the periods. A total of $22,020 and $28,716 was expensed for actual sales during the three and six months ended June 30, 2017, respectively. Since the license purchase, the actual per unit cost (actual usage) of such license rights in the cumulative amount of $48,396 has been expensed, with a carrying balance of $131,604 as of June 30, 2017. The Company has classified the balance as non-current until a larger deployment occurs. Software license rights is comprised of the following as of:

	June 30,	December 31,
	2017	2016

Current software license rights	$2,100,000	$1,560,000
Non-current software license rights	9,253,008	10,598,411
Total software license rights	$11,353,008	$12,158,411

8.	EARNINGS (LOSS) PER SHARE - COMMON STOCK (“EPS”)

The Company’s basic EPS is calculated using net loss available to common shareholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible preferred stock.

The reconciliation of the numerator of the basic and diluted EPS calculations was as follows for both of the following three and six month periods ended June 30, 2017 and 2016:

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
Basic Numerator:

Net loss	$(1,789,329)	$(1,375,489)	$(3,145,516)	$(2,538,703)
Convertible preferred stock dividends	(200,625)	(200,625)	(401,250)	(401,250)
Net loss available to common stockholders	$(1,989,954)	$(1,576,114)	$(3,546,766)	$(2,939,953)
Basic Denominator	6,359,974	5,523,072	6,228,197	5,516,726
Per Share Amount	$(0.32)	$(0.29)	$(0.57)	$(0.53)

The following table summarizes the weighted average securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the net losses for the three and six months ended June 30, 2017 and 2016:

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016

Preferred stock	5,416,667	5,416,667	5,416,667	5,416,667
Stock options	35,706	13,040	44,580	3,495
Warrants	3,004	-	3,336	-
Total	5,455,377	5,429,707	5,464,583	5,420,162

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016

Stock options	218,761	215,000	218,761	229,583
Warrants	1,212,163	1,704,629	1,212,163	1,704,629
Total	1,430,924	1,919,629	1,430,924	1,934,212

9.	STOCKHOLDERS’ EQUITY

Preferred Stock

Within the limits and restrictions provided in the Company’s Certificate of Incorporation, the Board of Directors has the authority, without further action by the shareholders, to issue up to 5,000,000 shares of preferred stock, $.0001 par value per share, in one or more series, and to fix, as to any such series, any dividend rate, redemption price, preference on liquidation or dissolution, sinking fund terms, conversion rights, voting rights, and any other preference or special rights and qualifications. As of June 30, 2017, 100,000 shares of preferred stock have been designated as Series A-1 Convertible Preferred Stock, of which 90,000 shares are issued and outstanding, and 105,000 shares of preferred stock have been designated as Series B-1 Convertible Preferred Stock, all of which are issued and outstanding.

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

The holders of the Series A-1 shares are entitled to designate one person to serve on the Board of Directors of the Company. The holders of the Series A-1 Shares are entitled to vote on an as converted to common stock basis together with the holders of our common stock on all matters presented to our stockholders. Upon any liquidation or dissolution of the Company, any merger or consolidation involving the Company or any subsidiary of the Company in which the shares of capital stock of the Company outstanding immediately prior to such merger or consolidation do not represent immediately following such merger or consolidation at least a majority of the voting power of the capital stock of the resulting or surviving corporation, or the sale of all or substantially all assets in a single transaction or a series of related transactions, unless the holders of at least a majority of the outstanding Series A-1 Shares elect otherwise, holders of Series A-1 Shares shall be entitled to receive prior to any payment to any holders of the Company’s common stock an amount per share equal to $100.00 per share plus any declared and unpaid dividends (pari-passu with the Series B-1 holders). As of June 30, 2017, $540,000 was accrued for the holders of the Series A-1 shares, for October 1, 2016, January 1, 2017, April 1, 2017, and July 1, 2017 dividends. As of December 31, 2016, $270,000 of dividends were accrued for the holders of the Series A-1 shares for October 1, 2016 and January 1, 2017 dividends.

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

The holders of the Series B-1 shares are entitled to designate one person to serve on the Board of Directors of the Company. The holders of the Series B-1 Shares are entitled to vote on an as converted to common stock basis together with the holders of our common stock on all matters presented to our stockholders. Upon any liquidation or dissolution of the Company, any merger or consolidation involving the Company or any subsidiary of the Company in which the shares of capital stock of the Company outstanding immediately prior to such merger or consolidation do not represent immediately following such merger or consolidation at least a majority of the voting power of the capital stock of the resulting or surviving corporation, or the sale of all or substantially all assets in a single transaction or a series of related transactions, unless the holders of at least a majority of the outstanding Series B-1 Shares elect otherwise, holders of Series B-1 Shares shall be entitled to receive prior to any payment to any holders of the Company’s common stock an amount per share equal to $100.00 per share plus any declared and unpaid dividends (pari-passu with the Series A-1 holders). As of June 30, 2017, $262,500 was accrued for the holders of the Series B-1 shares, for October 1, 2016, January 1, 2017, April 1, 2017, and July 1, 2017 dividends. As of December 31, 2016, $131,250 of dividends were accrued for the holders of the Series B-1 shares for October 1, 2016 and January 1, 2017 dividends.

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

On May 11, 2017, the Company issued 1,925 shares of common stock to its directors in payment of board fees, valued at $5,005. On May 11, 2016, the Company issued 41,174 shares of common stock to its directors in payment of board fees valued at $6,999. On May 11, 2016, the Company issued 100,000 shares of common stock to the Chief Executive Officer as compensation valued at $17,000.

In May 2017, the Company issued 55,000 shares of common stock in payment of a commitment fee for the equity facility valued at $198,000. The Company immediately expensed the fee as it relates to the contingent use of the equity committed equity facility.

In May 2017, the Company issued 61,667 shares of common stock to a consultancy firm in lieu of payment for services with respect to the equity facility agreement. The fair value at issuance averaged $2.54 per share, with the total amount of $156,584. The Company deferred the cost to prepaid expense and is amortizing the expense over the length of the consultancy service agreement.

Stock Issuance Costs

Additional costs of $74,420 were incurred during the three months ended June 30, 2017 in relation to the issuance of stock. For the six months ended June 30, 2017, total stock issuance costs totaled $80,366.

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

The cashless exercise features contained in the warrants were considered to be derivatives and the Company recorded warrant liabilities on the consolidated balance sheet. The Company initially recorded the warrant liabilities equal to their estimated fair value of $325,891. Such amount was also recorded as a reduction of additional paid-in capital. The Company is required to mark-to-market the warrant liabilities at the end of each reporting period. For the three months ended June 30, 2016, the Company recorded a loss on the change in fair value of the cashless exercise features of $433. For the six months ended June 30, 2016, the Company recorded a gain on the change in the fair value of the cashless exercise feature of $1,904. As of December 31, 2016, the fair value of the cashless exercise features was $0 as the underlying warrants expired during the fourth quarter of 2016.

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

Based on an evaluation as discussed in FASB ASC 815-15, “Embedded Derivatives” and FASB ASC 815-40-15, “Contracts in Entity’s Own Equity - Scope and Scope Exceptions,” the Company determined that the purchase price reset feature on the common stock issued was not considered indexed to its own stock because neither the occurrence of a sale of equity securities by the issuer at market nor the issuance of another equity contract with a lower strike price is an input to the fair value of a fixed-for-fixed option or forward on equity shares. As such, the purchase price reset feature should be bifurcated from the common stock and accounted for as a derivative liability.

The Company valued the purchase price reset feature using a Monte Carlo simulation at the date of issuance, and at quarterly reporting intervals until the expiration of the feature in January 2017, and determined that the purchase price reset feature had no value as the Company issued Series A-1 and Series B-1 preferred stock in October and November of 2015, at a conversion price of $3.60, and issued common stock in November 2016 and April 2017 also at a price of $3.60.

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

As a result of the early adoption of ASU 2017-11 referred to in Note 1 – Recently Issued Accounting Pronouncements, the “full ratchet” anti-dilution feature is no longer a determinant for derivative liability accounting. As the “full ratchet” anti-dilution feature was determined to have no value in the past, the adoption had no effect on the balance sheets or statements of operations.

Warrants

On March 9, 2015, the Company issued a warrant to purchase 47,917 shares of common stock to a consultant which vested in equal quarterly installments over one year and is exercisable at $2.52 per share through March 8, 2020. For the six months ended June 30, 2016, the Company recorded an expense of $11,625 related to the stock warrants, which completed the service period.

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

As a result of the early adoption of ASU 2017-11 referred to in Note 1 – Recently Issued Accounting Pronouncements, the “full ratchet” anti-dilution feature is no longer a determinant for derivative liability accounting. As the “full ratchet” anti-dilution feature was determined to have no value in the past, the adoption had no effect on the balance sheets or statements of operations.

The cashless exercise features contained in the warrants were initially considered to be derivatives and the Company recorded a warrant liability of $92,199 on the consolidated balance sheet in 2015. The warrants issued by the Company were valued using an option-pricing model. The Company marked-to-market the warrant liabilities at the end of each reporting period. For the quarter ended June 30, 2016, the Company recorded a loss on the change in fair value of the cashless exercise features of $49,035. For the six months ended June 30, 2016, the Company recorded a loss on the change in the fair value of the cashless exercise features of $51,410. During 2016, the Company determined the cashless exercise features did not meet the criteria for recording a warrant liability. Accordingly, the grant date fair value of the warrant liability was transferred to additional paid-in capital and the cumulative loss due to change in the recorded fair value of the liability was reversed during 2016.

Issuances of Stock Options

On March 15, 2017, the Company issued options to purchase 40,000 shares of the Company’s common stock to four non-employee members of the Board of Directors. On March 15, 2017, the Company also issued options to purchase 4,167 shares of the Company’s common stock to an employee. The options have a three-year vesting period, seven-year term, and exercise price of $2.64.

On March 16, 2017, the Board of Directors issued options to purchase 1,120,000 shares of the Company’s common stock to certain officers, employees, and contractors. The options have a three-year vesting period, seven-year term, and exercise price of $2.65.

On April 10, 2017, the Company issued options to purchase 10,000 shares of the Company’s common stock to the newly appointed Director. The options have a three-year vesting period, seven-year term, and exercise price of $2.64.

The fair value of the options issued during the three months ended June 30, 2017 on April 10, 2017 was estimated on the date of grant at $20,538 using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate: 1.81%, expected life of options in years: 4.5, expected dividends: 0, volatility of stock price: 138%.

10.	SEGMENT INFORMATION

The Company has determined that its continuing operations are one discrete segment consisting of biometric products. Geographically, North American sales accounted for approximately 58% and 78% of the Company’s total sales for the three months ended June 30, 2017 and 2016, respectively, and were approximately 73% and 80% of the Company’s total sales for the six months ended June 30, 2017 and 2016, respectively.

11.	FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and due from factor, are carried at, or approximate, fair value because of their short-term nature.

12.	MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

For the three months ended June 30, 2017 and 2016, three customers accounted for 52% and three customers accounted for 48% of revenue, respectively. For the six months ended June 30, 2017 and 2016, three customers accounted for 44% and three customers accounted for 48% of revenue, respectively.

Three customers accounted for 57% of current accounts receivable as of June 30, 2017. One customer accounted for 100% of non-current accounts receivable as of June 30, 2017 and December 31, 2016. Based on prior history with this customer, the Company believes the amount is fully collectable, however, the Company has reserved $1,000,000 which represents 48% of the remaining balance owed under the contract, due to the length of time the receivable has been outstanding.  At December 31, 2016, one customer accounted for 81% of current accounts receivable.

13.	SUBSEQUENT EVENTS

On July 25, 2017, the Company was approved for listing on the Nasdaq Capital Market.

On August 9, 2017, the Company issued 5,148 shares of common stock to its directors in payment of board fees.

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

At Consumer Electronics Show 2017, we introduced a number of new products. These included TouchLock, fingerprint biometric and bluetooth enabled padlocks, FreePass, a wearable, mobile USB fingerprint reader, Q-180 Touch, a Micro USB compatible fingerprint reader for Android devices, and SidePass, a compact, square, touch reader for Windows devices. We started distribution of the TouchLock padlock in the Asia Pacific market in June of 2017.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2017 AS COMPARED TO JUNE 30, 2016

Consolidated Results of Operations - Percent Trend

	Three Months Ended June 30,
	2017	2016
Revenues
Services	15%	53%
License fees and other	85%	47%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	6%	16%
Cost of license fees and other	84%	17%
Total Cost of Goods Sold	90%	33%
Gross profit	10%	67%

Operating expenses
Selling, general and administrative	161%	250%
Research, development and engineering	51%	136%
Total Operating Expenses	212%	386%
Operating loss	-202%	-319%

Other income (expenses)	0%	-12%

Net loss	-202%	-331%

Revenues and cost of goods sold

	Three months ended June 30,
	2017	2016	$ Change	% Change

Revenues
Service	$134,061	$220,926	$(86,865)	-39%
License & other	752,820	194,888	557,932	286%
Total Revenue	$886,881	$415,814	$471,067	113%

	Three months ended June 30,
	2017	2016	$ Change	% Change
Cost of Goods Sold
Service	$55,660	$66,597	$(10,937)	-16%
License & other	740,301	69,893	670,408	959%
Total COGS	$795,961	$136,490	$659,471	483%

Revenues

For the three months ended June 30, 2017 and 2016, service revenues included approximately $124,000 and $221,000, respectively, of recurring maintenance and support revenue, and approximately $10,000 and zero respectively, of non-recurring custom services revenue.  Recurring service revenue decreased 44% in 2017 due to the non-renewal of two large maintenance contracts. Non-recurring custom services increased 100% for custom services in connection with a special software requirement from a new customer.

For the three months ended June 30, 2017, license and other revenue (comprised of hardware and royalties) increased 286% from the corresponding period in 2016. The higher revenue included an approximate $55,000 (76%) increase in license revenue from both new and existing customers.  Hardware sales increased by approximately $345,000 (281%), as a result of an increase in existing and new customer deployments.  Additionally, during the three months ended June 30, 2017, we shipped the first orders for our new line of biometric locks in the amount of approximately $158,000.

Costs of goods sold

For the three months ended June 30, 2017, cost of service decreased 16%, due to a decrease in support services related to decreased service revenue.  License and other costs for the three months ended June 30, 2017 increased approximately 959%. The increase was directly associated with the costs of the hardware mix, and $388,595 was directly associated with the amortization of the software rights.

Selling, general and administrative

	Three months ended June 30,
	2017	2016	$ Change	% Change

Selling, general and administrative	$1,431,208	$1,038,904	$392,304	38%

Selling, general and administrative costs for the three months ended June 30, 2017 increased 31% from the corresponding period in 2016. The increase is attributable to additional expenses related to our Hong Kong subsidiary, commitment fees, non- cash compensation, and commissions, offset by lower factoring and legal fees.

Research, development and engineering

	Three months ended June 30,
	2017	2016	$ Change	% Change

Research, development and engineering	$449,049	$566,448	$(117,399)	-21%

For the three months ended June 30, 2017, research, development and engineering costs decreased 21% as compared to the corresponding period in 2016, as a result of decreased temporary outside services, and recruiting expenses, offset by an increase in personnel and related costs.

Other income and expense

	Three months ended June 30,
	2017	2016	$ Change	% Change

Interest income	$8	$7	$1	14%
Gain (loss) on derivatives	-	(49,468)	49,468	-100%
Total	$8	$(49,461)	$49,469	-100%

Interest income for the three months ended June 30, 2017 and June 30, 2016 consisted of bank interest.

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

SIX MONTHS ENDED JUNE 30, 2017 AS COMPARED TO JUNE 30, 2016

Consolidated Results of Operations - Percent Trend

	Six Months Ended June 30,
	2017	2016
Revenues
Services	20%	60%
License fees and other	80%	40%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	4%	14%
Cost of license fees and other	59%	15%
Total Cost of Goods Sold	63%	29%
Gross profit	37%	71%

Operating expenses
Selling, general and administrative	132%	240%
Research, development and engineering	41%	125%
Total Operating Expenses	173%	365%
Operating loss	-136%	-294%

Other income (expenses)	0%	-6%

Net loss	-136%	-300%

Revenues and cost of goods sold

	Six months ended June 30,
	2017	2016	$ Change	% Change
Revenues
Service	454,648	505,652	(51,004)	-10%
License & other	1,850,568	340,754	1,509,814	443%
Total Revenue	$2,305,216	$846,406	$1,458,810	172%

Cost of Goods Sold
Service	94,480	122,379	(27,899)	-23%
License & other	1,362,415	125,959	1,236,456	982%
Total COGS	$1,456,895	$248,338	$1,208,557	487%

Revenues

For the six months ended June 30, 2017 and 2016, service revenues included approximately $264,000 and $412,000, respectively, of recurring maintenance and support revenue, and approximately $191,000 and $94,000, respectively, of non-recurring custom services revenue.  Recurring service revenue decreased 36% from 2016 due to the non-renewal of two large maintenance contracts. Non-recurring custom services increased 103% due to multiple custom software requirements in the first half of 2017, compared to one customer requirement in the first half of 2016.

For the six months ended June 30, 2017, license and other revenue (comprised of hardware and royalties) increased as a result of several contributing factors.  The higher revenue included an approximate $528,000 (546%) increase in license revenue from both new and existing customers.  Hardware sales increased by approximately $845,000 (378%), as a result of increases in existing and new customer deployments.  Additionally, during the six months ended June 30, 2017, we shipped the first orders for our new line of biometric locks in the amount of approximately $158,000. Royalty income decreased 100% from $20,584 to zero for the six months ended June 30, 2017 due primarily to the expiration of an OEM agreement.

Costs of goods sold

For the six months ended June 30, 2017, cost of service decreased approximately $28,000 from the corresponding period in 2016 due to decreased costs associated with non-recurring custom services revenue. License and other costs for the six months ended June 30, 2017 increased from the corresponding period in 2016 by approximately $1,240,000. The increase was directly associated with the increase in hardware revenue, and $729,755 was directly associated with the amortization of the software rights.

Selling, general and administrative

	Six months ended June 30,
	2017	2016	$ Change	% Change

Selling, general and administrative	$3,051,358	$2,031,429	$1,019,929	50%

Selling, general and administrative costs for the six months ended June 30, 2017 increased 47% from the corresponding period in 2016. The increase was largely due to a bad debt expense related to a contract whose payments are behind schedule.  As a result of the payment delays, we reserved $500,000 which represents 24% of the remaining balance owed under the contract, for a total reserve of $1,000,000. Other increases resulted from additional expenses related to our Hong Kong subsidiary, non-cash, share-based compensation expenses, commitment fees and increased commission expense related to higher revenue. These amounts were offset by a decrease in factoring and legal fees.

Research, development and engineering

	Six months ended June 30,
	2017	2016	$ Change	% Change

Research, development and engineering	$942,493	$1,055,849	$(113,356)	-11%

For the six months ended June 30, 2017, research, development and engineering costs decreased 11% compared to the corresponding period in 2016, as a result of decreased temporary outside services, and recruiting expenses, offset by an increase in personnel and related costs, and non-cash compensation costs.

Other income and expense

	Six months ended June 30,
	2017	2016	$ Change	% Change

Interest income (expenses)	$14	$13	$1	8%
Gain (loss) on derivatives	-	(49,506)	49,506	-100%
Total	$14	$(49,493)	$49,507	-100%

Interest income for the three months ended June 30, 2017 and June 30, 2016 consisted of bank interest.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash used for operations during the six months ended June 30, 2017 was approximately $852,000. The cash used in operating activities was primarily attributable to the following items:

●

Net positive cash flows related to adjustments for non-cash expenses for allowances for doubtful accounts, depreciation, amortization, share-based compensation, and issuance of common stock to our non-employee directors of approximately $1,830,000, a decrease in accounts receivable of approximately $715,000, and a decrease in due from factor of approximately $24,000.

●	Net negative cash flows related to payments for liabilities, inventory, and reductions of deferred revenue of approximately $450,000.

Approximately $141,000 was used for investing activities during the six months ended June 30, 2017 related to capital expenditures.

Approximately $920,000 was provided by financing activities during the six months ended June 30, 2017 consisting of approximately $1,000,000 from the issuance of common stock net of approximately $80,000 of stock issuance costs.

We had a net working capital at June 30, 2017 of approximately $2,761,000 as compared to net working capital of approximately $3,074,000 at December 31, 2016.

Liquidity and Capital Resources

Since our inception, our capital needs have been principally met through proceeds from the sale of equity and debt securities.  We expect capital expenditures to be less than $200,000 during the next twelve months.

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

Between October 22 and November 11, 2015, we issued 90,000 shares (the “Series A-1 Shares”) of Series A-1 Convertible Preferred Stock at a purchase price of $100.00 per share, for aggregate gross proceeds of $9,000,000. The Series A-1 Shares are convertible at any time at the option of the holder into shares of common stock at a conversion price of $3.60 per share, subject to adjustment for stock dividends, stock splits, combinations, and reclassifications of our capital stock, and subject to a “blocker provision” which prohibits conversion if such conversion would result in the holder being the beneficial owner of in excess of 9.99% of our common stock. The Series A-1 Shares accrue dividends at the rate of 6% per annum payable quarterly on April 1, July, 1, October 1, and January 1 of each year payable in cash through October 1, 2017 and thereafter, in cash or kind through the issuance of additional shares of common stock having a value equal to the volume weighted average trading price of the Company’s common stock for the ten (10) days preceding the applicable dividend payment date.

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

Liquidity outlook

At June 30, 2017, our total cash and cash equivalents were approximately $988,000, as compared to approximately $1,061,000 at December 31, 2016.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We estimate that we currently require approximately $592,000 per month to conduct our operations and pay dividend obligations, a monthly amount that we have been unable to consistently achieve through revenue generation. During the first half of 2017, we generated approximately $2,305,000 of revenue, which is below our average monthly requirements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2017. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 2, 2017, we issued 20,000 shares of common stock to the Maxim Group LLC in payment of consulting services. The foregoing securities were issued in a private placement transaction pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, without general solicitation or advertising of any kind and without payment of placement agent or brokerage fees to any person.

On May15, 2017, we Company issued 41,667 shares of common stock to a consultancy firm in payment of consulting services. The foregoing securities were issued in a private placement transaction pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, without general solicitation or advertising of any kind and without payment of placement agent or brokerage fees to any person.

 ITEM 6. EXHIBITS

The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-Key International, Inc.

Dated: August 14, 2017	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2017	/s/ Cecilia C. Welch
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