Form 10-Q
period 2017-09-30
BIO KEY INTERNATIONAL INC
filed 2017-11-14
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of November 13, 2017 was 7,691,324.

BIO-KEY INTERNATIONAL, INC.

PART I -- FINANCIAL INFORMATION

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$971,857	$1,061,307
Accounts receivable, net	562,296	1,563,246
Due from factor	28,750	53,638
Inventory	879,592	465,428
Software license rights	2,370,000	1,560,000
Prepaid expenses and other	175,955	206,677
Total current assets	4,988,450	4,910,296
Software license rights, net of current portion	8,590,368	10,598,411
Accounts receivable, net of current portion	1,070,000	1,570,000
Equipment and leasehold improvements, net	186,917	67,814
Deposits and other assets	8,712	8,712
Intangible assets, net	175,896	134,132
Total non-current assets	10,031,893	12,379,069
TOTAL ASSETS	$15,020,343	$17,289,365

LIABILITIES
Accounts payable	$507,886	$466,842
Accrued liabilities	427,671	335,323
Dividends payable on preferred stock	463,125	401,250
Deferred revenue	308,622	633,062
Total current liabilities	1,707,304	1,836,477
TOTAL LIABILITIES	1,707,304	1,836,477

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Series A-1 convertible preferred stock; authorized, 100,000 (liquidation preference of $100 per share): issued and outstanding 90,000 of $.0001 par value at September 30, 2017 and December 31, 2016, respectively	9	9
Series B-1 convertible preferred stock; authorized, 105,000 (liquidation preference of $100 per share): issued and outstanding 105,000 of $.0001 par value at September 30, 2017 and December 31, 2016, respectively	11	11
Common stock — authorized, 170,000,000 shares; $.0001 par value issued and outstanding; 6,927,826 and 6,093,843 at September 30, 2017 and December 31, 2016, respectively	692	609
Additional paid-in capital	80,864,782	78,253,413
Accumulated deficit	(67,552,455)	(62,801,154)
TOTAL STOCKHOLDERS’ EQUITY	13,313,039	15,452,888
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,020,343	$17,289,365

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-12 reverse stock split, which was effective December 29, 2016.

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Revenues
Services	$377,113	$187,025	$831,761	$692,677
License fees and other	53,023	25,435	677,342	142,651
Hardware	512,281	219,003	1,738,530	442,541
Total Revenues	942,417	431,463	3,247,633	1,277,869
Costs and other expenses
Cost of services	190,889	46,257	285,369	168,636
Cost of license fees, hardware and other	732,192	125,526	2,094,608	251,485
Total costs and other expenses	923,081	171,783	2,379,977	420,121
Gross Profit	19,336	259,680	867,656	857,748

Operating Expenses
Selling, general and administrative	1,238,296	925,939	4,289,655	2,957,368
Research, development and engineering	386,830	528,554	1,329,322	1,584,403
	1,625,126	1,454,493	5,618,977	4,541,771
Operating loss	(1,605,790)	(1,194,813)	(4,751,321)	(3,684,023)

Other income
Interest income	6	6	20	19
Gain on derivative liabilities	-	60,385	-	10,879
Total other income	6	60,391	20	10,898
Net loss	(1,605,784)	(1,134,422)	(4,751,301)	(3,673,125)
Convertible preferred stock dividends	(200,625)	(200,625)	(601,875)	(601,875)
Net loss available to common stockholders	$(1,806,409)	$(1,335,047)	$(5,353,176)	$(4,275,000)

Basic and Diluted Loss per Common Share	$(0.28)	$(0.24)	$(0.85)	$(0.77)

Weighted Average Shares Outstanding:
Basic and Diluted	6,535,449	5,530,105	6,333,530	5,521,218

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-12 reverse stock split, which was effective December 29, 2016.

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(4,751,301)	$(3,673,125)
Adjustments to reconcile net loss to cash used for operating activities:
Allowance for doubtful accounts	500,000
Depreciation	33,526	37,764
Amortization of intangible assets	10,280	10,205
Amortization of software license rights	1,118,436	-
Gain on derivative liabilities	-	(10,879)
Share-based and warrant compensation for employees and consultants	774,968	231,983
Stock based directors fees	28,025	48,999
Change in operating assets and liabilities:
Accounts receivable	1,000,950	957,024
Due from factor	24,888	33,380
Inventory	(414,164)	(219,591)
Prepaid expenses and other	(18,578)	(39,205)
Software license rights	79,607	450
Accounts payable	41,044	(607,748)
Accrued liabilities	92,348	(156,000)
Deferred revenue	(324,440)	(136,251)
Net cash used for operating activities	(1,804,411)	(3,522,994)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(204,673)	(52,976)
Net cash used for investing activities	(204,673)	(52,976)
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock	2,000,000
Preferred dividends paid	-	(535,100)
Costs to issue preferred and common stock	(80,366)	(32,620)
Net cash provided by (used for) financing activities	1,919,634	(567,720)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(89,450)	(4,143,690)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,061,307	4,321,078
CASH AND CASH EQUIVALENTS, END OF PERIOD	$971,857	$177,388

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2017	2016

Cash paid for:
Interest	$-	$-

Noncash Investing and financing activities
Issuance of common stock for consultancy services	$114,585	$-
Conversion of preferred stockholder dividends	$(540,000)	$-
Accrual of preferred stockholder dividends	$601,875	$200,625

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 (Unaudited)

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The update addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments, specifically equity investments and financial instruments measured at amortized cost. ASU 2016-01 is effective for public companies for annual and interim periods beginning after December 15, 2017.  Management is currently assessing the impact that ASU 2016-01 will have, if any, on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements, but expects that it will increase its assets and liabilities for amounts yet to be determined.

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

In March 2016, the FASB issued Accounting Standards Update 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”).  ASU 2016-09 requires, among other things, that excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement rather than as additional paid-in capital, changes the classification of excess tax benefits from a financing activity to an operating activity in the statement of cash flows, and allows forfeitures to be accounted for when they occur rather than estimated.  ASU 2016-09 is effective for public companies for interim and annual periods beginning after December 15, 2016.  The Company will continue to estimate forfeitures at each reporting period, rather than electing an accounting policy change to record the impact of such forfeitures as they occur. The adoption did not have a material impact on the Company's consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Under ASU 2017-11, down round features do not meet the criteria for derivative accounting and no liability is to be recorded until an actual issuance of securities  triggers the down-round feature. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The adoption of ASU 2017-11, during the nine months ended September 30, 2017, did not have any impact on the condensed consolidated financial statements, however our disclosures with respect to equity instruments with down round features have been updated.  See Note 9 for updated disclosures.

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

2.     GOING CONCERN

The Company has incurred significant losses to date, and at September 30, 2017, it had an accumulated deficit of approximately $67.6 million. In addition, broad commercial acceptance of the Company’s technology is critical to the Company’s success and ability to generate future revenues. At September 30, 2017, total cash and cash equivalents were approximately $972,000, as compared to approximately $1,061,000 at December 31, 2016.

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

Accounts receivable are carried at original amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful receivables by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Accounts receivable are written off when deemed uncollectible. During the year ended December 31, 2016, the Company reclassified a past due receivable to non-current as management concluded that collection may not occur in the near term. As a result of the payment delays, the Company had reserved $500,000 at December 31, 2016 and in the nine months ended September 30, 2017, the Company reserved an additional $500,000. The total reserve represents 48% of the remaining balance owed at September 30, 2017. Recoveries of accounts receivable previously written off are recorded when received. Accounts receivable consisted of the following as of:

	September 30,	December 31,
	2017	2016

Accounts receivable - current	$576,081	$1,577,031
Accounts receivable - non current	2,070,000	2,070,000
	2,646,081	3,647,031
Allowance for doubtful accounts - current	(13,785)	(13,785)
Allowance for doubtful accounts - non current	(1,000,000)	(500,000)
Accounts receivable, net of allowance for doubtful accounts	$1,632,296	$3,133,246

4. SHARE BASED COMPENSATION

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited interim condensed consolidated statements of operations:

	Three Months Ended September 30,	Three Months Ended September 30,
	2017	2016

Selling, general and administrative	$207,047	$31,610
Research, development and engineering	21,663	25,074
	$228,710	$56,684

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2017	2016

Selling, general and administrative	$714,167	$221,791
Research, development and engineering	88,826	59,191
	$802,993	$280,982

5.      FACTORING

Due from factor consisted of the following as of:

	September 30,	December 31,
	2017	2016

Original invoice value	$115,001	$214,556
Factored amount	(86,251)	(160,918)
Balance due from factor	$28,750	$53,638

As of December 2011, the Company entered into a 24-month accounts receivable factoring arrangement with a financial institution (the “Factor”). In April 2012, the terms were updated from monthly to quarterly, and the 24-month arrangement was extended to August 1, 2014.  In July of 2014, the arrangement was extended to July 31, 2016. In June of 2015, the arrangement was extended to October 31, 2017. Pursuant to the terms of the arrangement, the Company, from time to time, sold to the Factor certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remitted 35% of the foreign and 75% of the domestic accounts receivable balance to the Company (the “Advance Amount”), with the remaining balance, less fees, to be forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. In addition, the Company, from time to time, received over advances from the Factor. Factoring fees range from 2.75% to 21% of the face value of the invoice factored, and were determined by the number of days required for collection of the invoice. The cost of factoring was included in selling, general and administrative expenses. The cost of factoring for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016

Factoring fees	$46,409	$16,264	$180,126	$319,627

6.	INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market, and consists primarily of fabricated assemblies and finished goods. Inventory is comprised of the following as of:

	September 30,	December 31,
	2017	2016

Finished goods	$470,544	$381,762
Fabricated assemblies	409,048	83,666
Total inventory	$879,592	$465,428

7.	RESALABLE SOFTWARE LICENSE RIGHTS

On November 11, 2015, the Company entered into a license agreement for the rights to all software and documentation regarding the technology currently known as or offered under the FingerQ name. The license agreement grants the Company the exclusive right to reproduce, create derivative works and distribute copies of the FingerQ software and documentation, create new FingerQ related products, and grant sub-licenses of the licensed technology to end users. The license rights have been granted to the Company in perpetuity, with a stated number of end-user resale sub-licenses allowed under the contract for a total of $12,000,000. The cost of sub-license rights expected to be amortized in the following 12 months is $2,370,000 and is classified as a current asset, and the balance as non-current.

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

The remaining license rights are to be amortized over the greater of the following: 1) an estimate of the economic use of such license rights, 2) straight line method over ten years, or 3) the actual usage of such rights. The Company believes categorizing the amortization expense under Cost of Sales more closely reflects the nature of the license right arrangement and the use of the technology. During the three month period ended September 30, 2017 the Company sold licenses costing $1,319 and amortized $388,681. During the nine month period ended September 30, 2017 the Company sold licenses costing $48,251 and amortized $1,118,436. The license rights had a carrying balance of $10,831,404 as of September 30, 2017.

On December 31, 2015, the Company purchased third-party software licenses in the amount of $180,000 in anticipation of a large pending deployment that has yet to materialize. The Company is amortizing over the same methodology described above with the greatest of the three approaches being the amortization for the periods. A total of $2,640 and $31,356 was expensed for actual sales during the three and nine months ended September 30, 2017, respectively. Since the license purchase, the actual per unit cost (actual usage) of such license rights in the cumulative amount of $51,036 has been expensed, with a carrying balance of $128,964 as of September 30, 2017. The Company has classified the balance as non-current until a larger deployment occurs. Software license rights is comprised of the following as of:

	September 30,	December 31,
	2017	2016

Current software license rights	$2,370,000	$1,560,000
Non-current software license rights	8,590,368	10,598,411
Total software license rights	$10,960,368	$12,158,411

The future amortization under the economic use model for the next five years is as follows: 2018 - 2.6 million, 2019 - 3.0 million, 2020 - 2.4 million, 2021 - 1.2 million, and 2022 - 720,000.

8.     LOSS PER SHARE COMMON STOCK (“EPS”)

The Company’s basic EPS is calculated using net loss available to common shareholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes and preferred stock.

The reconciliation of the numerators of the basic and diluted EPS calculations was as follows for both of the following three and nine month periods ended September 30, 2017 and 2016:

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016

Basic Numerator:
Net loss	$(1,605,784)	$(1,134,422)	$(4,751,301)	$(3,673,125)
Convertible preferred stock dividends	(200,625)	(200,625)	(601,875)	(601,875)
Net loss available to common stockholders	$(1,806,409)	$(1,335,047)	$(5,353,176)	$(4,275,000)
Basic Denominator	6,535,449	5,530,105	6,333,530	5,521,218
Per Share Amount	$(0.28)	$(0.24)	$(0.85)	$(0.77)

All potential common shares were antidilutive, and accordingly diluted EPS equaled basic EPS for all periods presented in the accompanying financial statements.

The following table sets forth the options and warrants which were excluded from the diluted per share calculation even though the exercise prices were less than the average market price of the common shares because the effect of including these potential shares was antidilutive due to the net losses for the three and nine months ended September 30, 2017 and 2016:

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016

Preferred stock	5,416,667	5,416,667	5,416,667	5,416,667
Stock options	205,497	28,992	101,327	13,398
Warrants	9,492	6,529	5,608	-
Total	5,631,656	5,452,188	5,523,602	5,430,065

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016

Stock options	262,094	215,000	278,761	231,667
Warrants	1,351,052	1,656,702	1,351,052	1,704,618
Total	1,613,146	1,871,702	1,629,813	1,936,285

9.	STOCKHOLDERS’ EQUITY

Preferred Stock

Within the limits and restrictions provided in the Company’s Certificate of Incorporation, the Board of Directors has the authority, without further action by the shareholders, to issue up to 5,000,000 shares of preferred stock, $.0001 par value per share, in one or more series, and to fix, as to any such series, any dividend rate, redemption price, preference on liquidation or dissolution, sinking fund terms, conversion rights, voting rights, and any other preference or special rights and qualifications. As of September 30, 2017, 100,000 shares of preferred stock have been designated as Series A-1 Convertible Preferred Stock (the “Series A-1 Shares), of which 90,000 shares are issued and outstanding, and 105,000 shares of preferred stock have been designated as Series B-1 Convertible Preferred Stock (the “Series B-1 Shares”), all of which are issued and outstanding.

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

The holders of the Series A-1 shares are entitled to designate one person to serve on the Board of Directors of the Company. The holders of the Series A-1 Shares are entitled to vote on an as converted to common stock basis together with the holders of our common stock on all matters presented to our stockholders. Upon any liquidation or dissolution of the Company, any merger or consolidation involving the Company or any subsidiary of the Company in which the shares of capital stock of the Company outstanding immediately prior to such merger or consolidation do not represent immediately following such merger or consolidation at least a majority of the voting power of the capital stock of the resulting or surviving corporation, or the sale of all or substantially all assets in a single transaction or a series of related transactions, unless the holders of at least a majority of the outstanding Series A-1 Shares elect otherwise, holders of Series A-1 Shares shall be entitled to receive prior to any payment to any holders of the Company’s common stock an amount per share equal to $100.00 per share plus any declared and unpaid dividends (pari-passu with the holders of Series B-1 Shares). On September 22, 2017, a holder of the Series A-1 Shares elected to convert $540,000 in accrued dividends payable into 150,000 shares of common stock at a conversion price of $3.60 as agreed, due to the conversion before the December 31, 2017 contractual term. As of September 30, 2017, $135,000 was accrued for the holders of the Series A-1 Shares, for October 1, 2017 dividends. As of December 31, 2016, $270,000 of dividends were accrued for the holders of the Series A-1 Shares for October 1, 2016 and January 1, 2017 dividends.

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

The holders of the Series B-1 Shares are entitled to designate one person to serve on the Board of Directors of the Company. The holders of the Series B-1 Shares are entitled to vote on an as converted to common stock basis together with the holders of our common stock on all matters presented to our stockholders. Upon any liquidation or dissolution of the Company, any merger or consolidation involving the Company or any subsidiary of the Company in which the shares of capital stock of the Company outstanding immediately prior to such merger or consolidation do not represent immediately following such merger or consolidation at least a majority of the voting power of the capital stock of the resulting or surviving corporation, or the sale of all or substantially all assets in a single transaction or a series of related transactions, unless the holders of at least a majority of the outstanding Series B-1 Shares elect otherwise, holders of Series B-1 Shares shall be entitled to receive prior to any payment to any holders of the Company’s common stock an amount per share equal to $100.00 per share plus any declared and unpaid dividends (pari-passu with the Series A-1 holders). As of September 30, 2017, $328,125 was accrued for the holders of the Series B-1 Shares, for October 1, 2016, January 1, 2017, April 1, 2017, July 1, 2017, and October 1, 2017 dividends. As of December 31, 2016, $131,250 of dividends were accrued for the holders of the Series B-1 Shares for October 1, 2016 and January 1, 2017 dividends.

The Series B-1 Shares contain options that based on an evaluation of FASB ASC 815-15, “Embedded Derivatives” and FASB ASC 815-40-15, “Contracts in Entity’s Own Equity - Scope and Scope Exceptions,” are considered embedded features:  Preferred Stock’s conversion option:  The Preferred Stock is convertible at the Holder’s option at any time at the fixed conversion price of $3.60 per share; Quarterly Dividend Conversion Option:  The majority of Holders may elect to have the Stock’s Quarterly dividend payment made in shares of Common Stock, having a value equal to the volume weighted average trading price of the Common Stock during the ten (10) trading day period preceding the applicable dividend payment date. These features were analyzed by the Company and determined that they were not required to be bifurcated from the preferred stock and recorded as derivatives as they are clearly and closely related to an equity host.

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

On May 11, 2017, the Company issued 1,925 shares of common stock to its directors in payment of board fees, valued at $5,005. On May 11, 2016, the Company issued 3,431 shares of common stock to its directors in payment of board fees valued at $6,999. On May 11, 2016, the Company issued 8,333 shares of common stock to the Chief Executive Officer as compensation valued at $17,000.

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

On August 9, 2017, the Company issued 5,148 shares of common stock to its directors in payment of board fees valued at $18,018. On August 10, 2016, the Company issued 3,125 shares of common stock to its directors in payment of board fees valued at $9,000.

On September 22, 2017, the Company issued to Wong Kwok Fong (Kelvin), a director and executive officer of the Company, 427,778 shares of common stock and warrants to purchase 138,889 shares of common stock for the aggregate purchase price of $1,540,000,or $3.60 per share. The purchase price was paid via a cash payment of $1,000,000 and the conversion of an accrued dividend payable in the amount of $540,000 on the Company’s Series A-1 Convertible Preferred Stock.

During the three and the nine months ended September 30, 2017, 4,167 employee stock options were exercised resulting in the cashless issuance of 1,610 shares of common stock. There were no stock options exercised during the three and nine months ended September 30, 2016.

Stock Issuance Costs

For the nine months ended September 30, 2017, $80,366 were incurred in relation to the issuance of stock.

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

The cashless exercise features contained in the warrants were considered to be derivatives and the Company recorded warrant liabilities on the consolidated balance sheet. The Company initially recorded the warrant liabilities equal to their estimated fair value of $325,891. Such amount was also recorded as a reduction of additional paid-in capital. The Company is required to mark-to-market the warrant liabilities at the end of each reporting period. For the three months ended September 30, 2016, the Company recorded a gain on the change in fair value of the cashless exercise features of $4,368. For the nine months ended September 30, 2016, the Company recorded a gain on the change in the fair value of the cashless exercise feature of $6,272. As of December 31, 2016, the fair value of the cashless exercise features was $0 as the underlying warrants expired during the fourth quarter of 2016.

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

The common stock had a purchase price reset feature. If at any time prior to the two year anniversary of the effective date of the registration statement covering the public resale of such shares (January 29, 2015), the Company sells or issues shares of common stock or securities that are convertible into common stock at a price lower than $2.40 per share, the Company will be required to issue additional shares of common stock for no additional consideration.

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

Warrants

On March 9, 2015, the Company issued a warrant to purchase 47,917 shares of common stock to a consultant which vested in equal quarterly installments over one year and is exercisable at $2.52 per share through March 8, 2020. For the three and nine months ended September 30, 2016, the Company recorded an expense of $0 and $11,625 related to the stock warrants. The service period was completed on March 8, 2016.

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

The cashless exercise features contained in the warrants were initially considered to be derivatives and the Company recorded a warrant liability of $92,199 on the consolidated balance sheet. The warrants issued by the Company were valued using an option-pricing model. The Company marked-to-market the warrant liabilities at the end of each reporting period. During the quarter ended September 30, 2016, the Company determined the cashless exercise features did not meet the criteria for recording a warrant liability. Accordingly, the grant date fair value of the warrant liability was transferred to additional paid-in capital and the cumulative loss due to change in the recorded fair value of the liability was reversed during the quarter. For the quarter ended September 30, 2016 the Company recorded income of $56,017 in order to reverse the net cumulative loss on the warrant liability that had been previously recorded. For the nine months ended September 30, 2016 the Company recorded income on the change in warrant liability of $4,607. The warrant liability was $0 as of December 31, 2016.

On September 22, 2017, the Company issued to Wong Kwok Fong, a director and executive officer of the Company, warrants to purchase 138,889 shares of Common Stock in connection with the purchase of 427,778 shares of common stock by Mr. Fong. The warrants are immediately exercisable at an exercise price of $3.60 per share and have a term of five years.

Issuances of Stock Options

On March 15, 2017, the Company issued options to purchase 40,000 shares of the Company’s common stock to four non-employee members of the Board of Directors. On March 15, 2017, the Company also issued options to purchase 4,167 shares of the Company’s common stock to an employee. The options have a three-year vesting period, seven-year term, and exercise price of $2.64. The options were estimated on the date of grant at $100,602 using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate: 1.91%, expected life of options in years: 4.5, expected dividends: 0, volatility of stock price: 138%.

On March 16, 2017, the Board of Directors issued options to purchase 1,120,000 shares of the Company’s common stock to certain officers, employees, and contractors. The options have a three-year vesting period, seven-year term, and exercise price of $2.65. The options were estimated on the date of grant at $2,560,081 using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate: 1.91 – 2.11%, expected life of options in years: 4.5 – 7.0, expected dividends: 0, volatility of stock price: 138%.

On April 10, 2017, the Company issued options to purchase 10,000 shares of the Company’s common stock to a newly appointed Director. The options have a three-year vesting period, seven-year term, and exercise price of $2.64. The options were estimated on the date of grant at $20,538 using the Black- Scholes option-pricing model with the following assumptions: risk free interest rate: 1.81%, expected life of options in years: 4.5, expected dividends: 0, volatility of stock price: 138%.

On August 9, 2017, the Company issued options to purchase 60,000 shares of the Company’s common stock to certain officers, employees, and contractors. The options have a three-year vesting period, seven-year term, and exercise price of $3.50.

The fair value of the options issued during the three months ended September 30, 2017 on August 9, 2017 was estimated on the date of grant at $179,220 using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate: 1.73%, expected life of options in years: 4.5, expected dividends: 0, volatility of stock price: 135%.

10.	SEGMENT INFORMATION

The Company has determined that its continuing operations are one discrete segment consisting of biometric products. Geographically, North American sales accounted for approximately 81% and 90% of the Company’s total sales for the three months ended September 30, 2017 and 2016, respectively, and were approximately 75% and 84% of the Company’s total sales for the nine months ended September 30, 2017 and 2016, respectively.

11.	FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and due from factor, are carried at, or approximate, fair value because of their short-term nature.

12.	MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

For the three months ended September 30, 2017 and 2016, two customers accounted for 45% and two customers accounted for 44% of revenue, respectively. For the nine months ended September 30, 2017 and 2016, two customers accounted for 32% and one customer accounted for 22% of revenue, respectively.

At September 30, 2017, one customer accounted for 44% of accounts receivable. One customer accounted for 100% of non-current accounts receivable as of September 30, 2017 and December 31, 2016. Based on prior history with this customer, the Company believes the amount is fully collectable, however, the Company has reserved $1,000,000 which represents 48% of the remaining balance owed under the contract, due to the length of time the receivable has been outstanding.  At December 31, 2016, one customer accounted for 81% of current accounts receivable.

13.	SUBSEQUENT EVENTS

On August 7, 2017, the Company received written notice from Wong Kwok Fong, the holder of an aggregate of 90,000 shares of the Company’s Series A-1 Convertible Preferred Stock, of his desire to increase the maximum percentage of shares of common stock issuable upon conversion of the Series A-1 Convertible Preferred Stock from 9.99% to 35%. In accordance with the Certificate of Designation of the Series A-1 Shares, such notice became effective on the 61st day following the date such notice was provided to the Company. On October 17, 2017, Wong Kwok Fong converted 27,404 of the Series A-1 Shares at a conversion price of $3.60 per share resulting in the acquisition of 761,222 shares of the Company’s Common Stock

On November 6, 2017, we issued a warrant to purchase 100,000 shares of common stock to a consultancy firm in payment of consulting services.

On November 13, 2017, we issued 2,276 shares of common stock to four non-employee directors in payment of directors’ fees.

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

In 2016, we began to distribute directly to consumers and commercial users our SideSwipe™, SideTouch™, and EcoID™ products. SideSwipe, SideTouch, and EcoID are stand-alone fingerprint readers that can be used on any laptop, tablet or other device with a USB port.

At the Consumer Electronics Show 2017, we introduced a number of new products. These included TouchLock, fingerprint biometric and bluetooth enabled padlocks, FreePass, a wearable, mobile USB fingerprint reader, Q-180 Touch, a Micro USB compatible fingerprint reader for Android devices, and SidePass, a compact, square, touch reader for Windows devices. We started distribution of the TouchLock padlock in the Asia Pacific market in June of 2017 and August of 2017 in the US.

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

In the near-term, we expect to grow our business within government services and highly-regulated industries in which we have historically had a strong presence, such as the healthcare industry.  We believe that continued heightened security and privacy requirements in these industries will generate increased demand for security solutions, including biometrics. In addition, we expect that the integration of our technology into Windows 10, will accelerate the demand for our computer network log-on solutions and fingerprint readers. We are also experiencing growth in our hardware offerings as we continue to develop our products business. Finally, our entry into the Asian market and licensing arrangement with China Goldjoy Group has further expanded our business, particularly our hardware business, by opening new markets.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2017 AS COMPARED TO SEPTEMBER 30, 2016

Consolidated Results of Operations - Percent Trend

	Three Months Ended September 30,
	2017	2016
Revenues
Services	40%	43%
License fees and other	6%	6%
Hardware	54%	51%
	100%	100%
Costs and other expenses
Cost of services	20%	11%
Cost of license fees, hardware and other	78%	29%
	98%	40%
Gross Profit	2%	60%

Operating expenses
Selling, general and administrative	131%	214%
Research, development and engineering	41%	123%
	172%	337%
Operating loss	-170%	-277%

Other income (deductions)
Total other income	-%	14%
Net loss	-170%	-263%

Revenues and cost of goods sold

	Three months ended September 30,
	2017	2016	$ Change	% Change

Revenues
Service	$377,113	$187,025	$190,088	102%
License & other	53,023	25,435	27,588	108%
Hardware	512,281	219,003	293,278	134%
Total Revenue	$942,417	$431,463	$510,954	118%

Cost of goods sold
Service	$190,889	$46,257	$144,632	313%
License, hardware & other	732,192	125,526	606,666	483%
Total COGS	$923,081	$171,783	$751,298	437%

Revenues

For the three months ended September 30, 2017 and 2016, service revenues included approximately $117,000 and $182,000, respectively, of recurring maintenance and support revenue, and approximately $260,000 and $5,400 respectively, of non-recurring custom services revenue.  Recurring service revenue decreased 36% in 2017 due to the non-renewal of two large maintenance contracts. The increase in non-recurring custom services revenues resulted from a special software requirement from an existing customer.

For the three months ended September 30, 2017, license and other revenue (royalties) increased 108% from the corresponding period in 2016, from both new and existing customers.

Hardware sales increased by approximately $293,000 (134%), as a result of an increase in existing and new customer deployments.  During the three months ended September 30, 2017, we continued to ship our new line of biometric locks in the amount of approximately $164,000.

Costs of goods sold

For the three months ended September 30, 2017, cost of service increased 313%, due to added resources and reallocated research and development personnel to support the custom services revenue.

License, hardware and other costs for the three months ended September 30, 2017 increased approximately 483%. The increase was directly associated with the costs of the hardware mix, and $388,681 was directly associated with the amortization of the software rights.

Selling, general and administrative

	Three months ended September 30,
	2017	2016	$ Change	% Change

Selling, general and administrative	$1,238,296	$925,939	$312,357	34%

Selling, general and administrative costs for the three months ended September 30, 2017 increased 34% from the corresponding period in 2016. The increase is attributable to additional expenses related to our Hong Kong subsidiary, commitment fees, non- cash compensation, Nasdaq related fees, and commissions, offset by lower legal fees.

Research, development and engineering

	Three months ended September 30,
	2017	2016	$ Change	% Change

Research, development and engineering	$386,830	$528,554	$(141,724)	-27%

For the three months ended September 30, 2017, research, development and engineering costs decreased 27% as compared to the corresponding period in 2016, as a result of decreased temporary outside services, and recruiting expenses, and reallocated personnel expenses to support custom services revenue, offset by an increase in personnel and related costs.

Other income and expense

	Three months ended September 30,
	2017	2016	$ Change	% Change

Interest income	$6	$6	$-	0%
Gain on derivative liabilities	-	60,385	(60,385)	-100%

Total	$6	60,391	$(60,385)	-100%

Interest income for the quarter ended September 30, 2017 and September 30, 2016 consisted of bank interest.

During the fourth quarters of 2013 and 2014 and third quarter of 2015, we issued various warrants that contained derivative liabilities. Such derivative liabilities are required to be marked-to-market each reporting period. In the third quarter of 2016, we determined the warrant liability recorded during the third quarter of 2015 did not meet the criteria to record a derivative liability and therefore, the related cumulative loss on the derivative was reversed.

NINE MONTHS ENDED SEPTEMBER 30, 2017 AS COMPARED TO SEPTEMBER 30, 2016

Consolidated Results of Operations - Percent Trend

	Nine Months Ended September 30,
	2017	2016
Revenues
Services	26%	54%
License fees and other	21%	11%
Hardware	53%	35%
	100%	100%
Costs and other expenses
Cost of services	9%	13%
Cost of license fees and other	64%	20%
	73%	33%
Gross Profit	27%	67%

Operating expenses
Selling, general and administrative	132%	231%
Research, development and engineering	41%	124%
	173%	355%
Operating loss	-146%	-288%

Other income (deductions)
Total other income	0%	1%
Net Income (loss)	-146%	-288%

Revenues and costs of goods sold

	Nine months ended September 30,
	2017	2016	$ Change	% Change
Revenues
Service	$831,761	$692,677	$139,084	20%
License & other	677,342	142,651	534,691	375%
Hardware	1,738,530	442,541	1,295,989	293%
Total Revenue	$3,247,633	$1,277,869	$1,969,764	154%

Cost of goods sold
Service	$285,369	$168,636	$116,733	69%
License, hardware & other	2,094,608	251,485	1,843,123	733%
Total COGS	$2,379,977	$420,121	$1,959,856	466%

Revenues

For the nine months ended September 30, 2017 and 2016, service revenues included approximately $381,000 and $593,000, respectively, of recurring maintenance and support revenue, and approximately $451,000 and $99,000, respectively, of non-recurring custom services revenue.  Recurring service revenue decreased 36% from 2016 due to the non-renewal of two large maintenance contracts. Non-recurring custom services increased 353% as a result of increased custom software requirements for the first nine months of 2017, compared to the same period in the 2016.

For the nine months ended September 30, 2017, license and other revenue (royalty) increased 375% from both new and existing customers, which includes an offsetting decrease in royalty income of approximately $21,000 during the corresponding period in 2016, as an OEM agreement was completed and was not renewed in the second quarter of 2016.

Hardware sales increased by approximately $1,296,000 (293%), as a result of increases in existing and new customer deployments.  Additionally, during the nine months ended September 30, 2017, we shipped our new line of biometric locks in the amount of approximately $322,000.

Costs of goods sold

For the nine months ended September 30, 2017, cost of service increased approximately 69%, due to added resources and reallocated research and development personnel to support the custom services revenue.

License, hardware and other costs for the nine months ended September 30, 2017 increased approximately 733%. The increase was primarily attributable to the amortization of the software rights in the amount of $1,118,436, as well as costs associated with the hardware mix.

Selling, general and administrative

	Nine months ended September 30,
	2017	2016	$ Change	% Change

Selling, general and administrative	$4,289,655	$2,957,368	$1,332,287	45%

Selling, general and administrative costs for the nine months ended September 30, 2017 increased 45% from the corresponding period in 2016. The increase was largely due to a bad debt expense related to a contract whose payments are behind schedule.  As a result of the payment delays, we reserved $500,000 which represents 24% of the remaining balance owed under the contract, for a total reserve of $1,000,000. Other increases resulted from additional expenses related to our Hong Kong subsidiary, non-cash, share-based compensation expenses, commitment fees and increased commission expense related to higher revenue. These amounts were offset by a decrease in factoring, legal fees and contractors and temporary labor.

Research, development and engineering

	Nine months ended September 30,
	2017	2016	$ Change	% Change

Research, development and engineering	$1,329,322	$1,584,403	$(255,081)	-16%

For the nine months ended September 30, 2017, research, development and engineering costs decreased 16% compared to the corresponding period in 2016, as a result of decreased temporary outside services, and recruiting expenses, offset by an increase in personnel and related costs, Hong Kong subsidiary costs and non-cash compensation costs.

Other income and expense

	Nine months ended September 30,
	2017	2016	$ Change	% Change

Interest income	$20	$19	$1	5%
Gain on derivative liabilities	-	10,879	(10,879)	-100%
Total	$20	$10,898	$(10,878)	-100%

Interest income for the period ended September 30, 2017 and September 30, 2016 consisted of bank interest.

During the fourth quarters of 2013 and 2014, and third quarter of 2015, we issued various warrants that contained derivative liabilities. Such derivative liabilities are required to be marked-to-market each reporting period. In the third quarter of 2016, we determined the warrant liability recorded during the third quarter of 2015 did not meet the criteria to record a derivative liability and therefore, the related cumulative loss on the derivative was reversed.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash used for operations during the nine months ended September 30, 2017 was approximately $1,804,000. The cash used in operating activities was primarily attributable to the following items:

●

Net positive cash flows related to adjustments for non-cash expenses for allowances for doubtful accounts, depreciation, amortization, share-based compensation, and issuance of common stock to our non-employee directors of approximately $2,465,000, a decrease in accounts receivable of approximately $1,001,000, and a decrease in due from factor of approximately $25,000, an increase for payables and liabilities of approximately $134,000.

●	Net negative cash flows related to inventory, and reductions of deferred revenue of approximately $739,000.

Approximately $204,000 was used for investing activities during the nine months ended September 30, 2017 related to capital expenditures.

Approximately $1,920,000 was provided by financing activities during the nine months ended September 30, 2017 consisting of approximately $2,000,000 from the issuance of common stock net of approximately $80,000 of stock issuance costs.

We had a net working capital at September 30, 2017 of approximately $3,281,000 as compared to net working capital of approximately $3,074,000 at December 31, 2016.

Liquidity and Capital Resources

Since our inception, our capital needs have been principally met through proceeds from the sale of equity and debt securities.  We expect capital expenditures to be less than $220,000 during the next twelve months.

The following sets forth our primary sources of capital during the previous two years:

As of December 2011, we entered into a 24-month accounts receivable factoring arrangement with a financial institution (the “Factor”) which was extended through October 31, 2017. Pursuant to the terms of the arrangement, from time to time, we sold to the Factor certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remitted 35% of the foreign and 75% of the domestic accounts receivable balance to us (the “Advance Amount”), with the remaining balance, less fees, to be forwarded to us once the Factor collects the full accounts receivable balance from the customer. In addition, from time to time, we received over advances from the Factor. Factoring fees ranged from 2.75% to 21% of the face value of the invoice factored, and are determined by the number of days required for collection of the invoice.

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

On November 11, 2015, we issued 105,000 shares (the “Series B-1 Shares”) of Series B-1 Convertible Preferred Stock Series B-1 Shares at a purchase price of $100.00 per share, for gross proceeds of $10,500,000. The Series B-1 Shares are convertible at any time at the option of the holder into shares of common stock at a conversion price of $3.60 per share, subject to adjustment for stock dividends, stock splits, combinations, and reclassifications of our capital stock, and subject to a “blocker provision” which prohibits conversion if such conversion would result in the holder being the beneficial owner of in excess of 9.99% of our common stock. The Series B-1 Shares accrue dividends at the rate of 2.5% per annum payable quarterly on April 1, July, 1, October 1, and January 1 of each year payable in cash.

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

On September 22, 2017, the Company issued to Wong Kwok Fong (Kelvin), a director and executive officer of the Company, 427,778 shares of common stock and warrants to purchase 138,889 shares of common stock for the aggregate purchase price of $1,540,000,or $3.60 per share. The purchase price was paid via a cash payment of $1,000,000 and the conversion of an accrued dividend payable in the amount of $540,000 on the Company’s Series A-1 Convertible Preferred Stock into 150,000 shares of common stock.

Liquidity outlook

At September 30, 2017, our total cash and cash equivalents were approximately $972,000, as compared to approximately $1,061,000 at December 31, 2016.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We estimate that we currently require approximately $592,000 per month to conduct our operations and pay dividend obligations, a monthly amount that we have been unable to consistently achieve through revenue generation. During the nine months of 2017, we generated approximately $3,248,000 of revenue, which is below our average monthly requirements.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2017. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 22, 2017, the Company issued to Wong Kwok Fong (Kelvin), a director and executive officer of the Company, 427,778 shares of common stock and warrants to purchase 138,889 shares of common stock for the aggregate purchase price of $1,540,000, or $3.60 per share. The purchase price was paid via a cash payment of $1,000,000 and the conversion of an accrued dividend payable in the amount of $540,000 on the Company’s Series A-1 Convertible Preferred Stock into 150,000 shares of common stock. The foregoing securities were issued in a private placement transaction pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, without general solicitation or advertising of any kind and without payment of placement agent or brokerage fees to any person.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-key International, Inc.

Dated: November 14, 2017	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2017	/s/ Cecilia Welch
Cecilia Welch Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate of CEO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of CFO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350

32.2	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation