Form 10-K
period 2017-12-31
BIO KEY INTERNATIONAL INC
filed 2018-04-02
CIK 1019034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year Ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___ to ___

Commission file number: 1-13463

BIO-KEY INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	41-1741861
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3349 HIGHWAY 138, BUILDING A, SUITE E, WALL, NJ 07719

(Address of principal executive offices) (Zip Code)

(732) 359-1100

Registrant’s telephone number, including area code.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.0001 par value per share	Nasdaq Stock Market

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
(Do not check if a smaller reporting company)
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

As of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $15.3 million based upon the closing price for shares of the registrant’s common stock of $3.01 as reported by the Nasdaq Stock Market on that date.

As of March 27, 2018, the registrant had 9,493,174 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain sections of the registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2017.

PRIVATE SECURITIES LITIGATION REFORM ACT

All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. Although we believe our plans, intentions, assumptions and expectations reflected in the forward-looking statements are reasonable, we cannot be sure they will be achieved. We caution that it is very difficult to predict the impact of known factors, it is impossible for us to anticipate all factors that could affect our actual results, and that actual results may differ materially and adversely from the forward-looking statements contained herein due to a number of factors, including but not limited to those factors set forth under the caption “Risk Factors” in Item 1A of this Annual Report and other filings with the Securities and Exchange Commission. These factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, may be significant, presently or in the future. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

In 2015, we entered into the fingerprint hardware device business through a strategic relationship with China Goldjoy Group (“CGG”), an entity that is affiliated with one of our directors. We market and sell through distributors and directly to end users via Amazon, our SideSwipe™, EcoID™ and SideTouch™ finger readers which can be used on any laptop, tablet or other device which contains a USB port. We also market and sell a variety of biometric and Bluetooth enabled padlocks, luggage locks, and bicycle locks.

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

In 2015, Microsoft announced native support for biometrics in the Windows 8.1 and Windows 10 Operating platforms as well as Office 2016. With Microsoft Hello, any user can replace their PIN or password to access their device without any special software downloads by using our finger scanners, SideSwipe, SideTouch and EcoID, which are plug and play compatible with the Microsoft platforms. We have been the exclusive partner, in particular at the Microsoft “Ignite your Business” Windows 10 and Office 2016 launch events, which has generated a number opportunities for both our hardware and software offerings. In 2016, our finger scanners were introduced and are currently sold in the Microsoft stores nationwide, as well as through their on-line channel.

At the Consumer Electronics Show 2017, we introduced a number of new products. These included TouchLock, fingerprint biometric and bluetooth enabled padlocks, FreePass, a wearable, mobile USB fingerprint reader, Q-180 Touch, a Micro USB compatible fingerprint reader for Android devices, and SidePass, a compact, square, touch reader for Windows devices. We are currently distributing these products in both the Asia Pacific and domestic markets.

In 2018, we introduced OmniPass Consumer, a secure biometric-enabled application to manage multiple passwords for online apps, services or accounts.

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

On May 3, 2017, we were issued US Patent No. 9,646,146 for our “Utilization of Biometric Data”, a method enables existing small area sensors to capture substantially more fingerprint surface area, leading to a higher degree of accuracy when performing a match. With the payment of all maintenance fees, this patent will expire on March 6, 2035.

We have also been granted parallel patents to the US Patent portfolio to certain of our patents in many foreign countries offering protection of our intellectual property rights around the world.

Licensed Technology

In the fourth quarter of 2015, we entered into a license agreement with affiliates of CGG. The license agreement provides for the grant to our subsidiary, BIO-key Hong Kong Limited (“Bio-key Hong Kong”), of a perpetual, irrevocable, exclusive, worldwide, fully-paid license to all software and documentation regarding the software code, toolkit, electronic libraries and related technology currently known as or offered under the Finger Q name, together with perpetual license under all related patents held by the licensors and any other intellectual property rights owned by the licensors related to the forgoing software.  This portfolio includes 16 patents focused on, among other things, mobile payment systems and mobile payment methods based on biometric authentication as well finger print authentication systems and a finger print authentication method based on near field communication (“NFC”). The license agreement grants us the exclusive right to reproduce, create derivative works and distribute copies of the FingerQ software and documentation, create new FingerQ related products, and grant sublicenses of the licensed technology to end users. In addition, in the event the licensors make any derivatives or improvement in the FingerQ software or make any product or service that may compete with or which includes functionality similar to the FingerQ technology, they are required to license such derivative, improvement, product or service to us on the terms set forth in the license agreement at no additional charge. The license arrangement also allows us to create new, innovative solutions to address the growing demand for secure mobile transactions.

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

Upon introducing a series of compact fingerprint readers, we saw an immediate increase in inquiries from both large commercial companies seeking an alternative to passwords, and from consumers recognizing that they could use SideSwipe or EcoID to replace their Windows password.

In October 2015, we established BIO-key Hong Kong for purposes of establishing relationships and conducting business is the Asia Pacific Region. Through our Hong Kong subsidiary, we support the growing demand for secure identification and authentication in the region.

We believe there is potential for significant market growth in the following key areas:

●	Corporate network access control, corporate campuses, computer networks, and applications.

●	Consumer mobile credentialing, including mobile payments, credit and payment card programs, data and application access, and commercial loyalty programs.

●	Demand for BIO-key hardware products from Windows 10 users and Fortune 500 companies.

●	Government services and highly regulated industries including, Medicare, Medicaid, Social Security, Drivers Licenses, Campus and School ID, Passports/Visas.

●	Growth in the Asia Pacific region.

●	Biometric based consumer products.

Business Model

Our business model for 2018 and beyond is focused on the following key areas:

Market Drivers

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

Hardware

Almost immediately after launching SideSwipe, we witnessed an increase in inquiries inspiring us to develop a series of compact readers with different features and form factors. Hardware has played a significant role in increasing the visibility of our company and has become a catalyst for our software. By offering hardware to customers, we offer a more full and complete solution and eliminate the need for us to engage a hardware vendor on certain projects, which can sometimes inhibit the process and margins. In 2017, we expanded our offerings to include Bluetooth and biometric enabled padlocks, TSA approved luggage locks, and bicycle locks. These products have been well received by consumers and are currently selling in both Asia Pacific and U.S. markets. We are continuing to develop new products and grow our base of distributors and retail outlets for our products.

Customer Concentration

During 2017, a nationally recognized telecommunications company accounted for 54% and 34% of our revenue in 2017 and 2016, respectively.

Research and Development

We concentrate our research and development efforts on enhancing the functionality, reliability and integration of our current products as well as developing new and innovative products and solutions. Although we believe that our identification technology is one of the most advanced and discriminating fingerprint technologies available today, the markets in which we compete are characterized by rapid technological change and evolving standards. In order to maintain our position in the market, we will continue to upgrade and refine our existing technologies. We have also licensed mobile platform software from CGG which we have integrated with our core WEB-key offerings and introduced to the Asian markets in 2016. This presents a significant opportunity for us going forward. During the years ended December 31, 2017 and 2016, we spent $1,659,875 and $2,008,942, respectively, on research and development.

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

Employees, Contractors, and Consultants

As of March 28, 2018, we employed nineteen individuals on a full-time basis as follows: (i) nine in engineering, customer support, research and development; (ii) four in finance and administration; and (iii) six in sales and marketing. We also use the services of two consultants (part-time) who provide engineering and technical services. Additionally, our Hong Kong subsidiary employs six individuals on a full-time basis as follows: (i) one in research and development, (ii) one in finance and administration, (iii) one in logistics and supply chain management; and (iv) three in sales and marketing. We also use the services of sixteen factory contractors (full-time) in China.

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

Business and Financial Risks

Based on our lack of sufficient revenue since inception and recurring losses from operations, our independent registered public accounting firm has included an explanatory paragraph in their opinion as to the substantial doubt about our ability to continue as a going concern.

Due to, among other factors, our history of losses and limited revenue, our independent registered public accounting firm has included an explanatory paragraph in their opinion for the year ended December 31, 2017 as to the substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

Since our formation, we have historically not generated significant revenue and have sustained substantial operating losses.

As of December 31, 2017, we had an accumulated deficit of approximately $67.1 million. In order to increase revenue, we have developed a direct sales force and anticipate the need to retain additional sales, marketing and technical support personnel and may need to incur substantial expenses. We cannot assure you that we will be able to secure these necessary resources, that a significant market for our technologies will develop, or that we will be able to achieve our targeted revenue. If we are unable to achieve revenue or raise capital sufficient to cover our ongoing operating expenses, we will be required to scale back operations, including marketing and research initiatives, or in the extreme case, discontinue operations.

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

We have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We currently require approximately $592,000 per month to conduct our operations and pay dividend obligations, a monthly amount that we have been unable to consistently achieve through revenue generation. During 2017, we generated approximately $6,303,000 of revenue, which is below our average monthly requirements. If we are unable to generate sufficient revenue to cover operating expenses and fund our business plan, we will need to obtain additional third-party financing to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. We may, therefore, need to obtain additional financing through the issuance of debt or equity securities. We cannot assure you that we will be able to secure any such additional financing on terms acceptable to us or at all. If we cannot obtain such financing, we will not be able to execute our business plan, will be required to reduce operating expenses, and in the extreme case, discontinue operations.

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

As of the date of this report, approximately 6,406,440 shares of our common stock were reserved for issuance upon exercise or conversion of outstanding stock options, convertible preferred stock, and warrants. Our Series A-1 and Series B-1 Convertible Preferred Stock and certain warrants, contain “blocker provisions” which prohibit the conversion or exercise of such securities if such conversions would result in the holder of such securities beneficially owing in excess of 9.99% of our outstanding shares. The sole holder of shares of our Series A-1 Convertible Preferred Stock has increased the blocker provision cap to 34.99%, and subsequent year end a holder of our Series B-1 Convertible Preferred Stock has increased the blocker provision cap to 19.99%. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders.

The availability of a substantial number of shares of our common stock for public sale may cause the price of our common stock to decline.

Our most recent registration statements, which were declared effective in January 2017, cover the public resale of 6,314,830 shares of our common stock, including 516,667 shares of common stock issued in our November 2016 private placement, 1,738,778 shares of common stock issuable upon conversion of Series A-1 Convertible Preferred Stock issued in our October 2015 and November 2015 private offerings, 2,916,667 shares of common stock issuable upon conversion of Series B-1 Convertible Preferred Stock issued in our November 2015 private offering, and 1,142,718 shares of common stock underlying warrants issued in our July 2013 and November 2014 private offerings. The shares of common stock being offered by the selling security holders represent approximately 82% of our outstanding shares. The availability of these shares for sale to the public, whether or not sales have occurred or are occurring, and the sale of such shares in the public markets could have an adverse effect on the market price of our common stock. Such an adverse effect on the market price would make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

An active trading market for our common stock may not be sustained.

Although our common stock is listed on the Nasdaq Capital Market “Nasdaq”, an active trading market for our shares may not be developed and if developed, sustained. If an active market for our common stock is not developed or sustained, it may be difficult for you to sell your shares without depressing the market price for the shares or sell your shares at all. Any inactive trading market for our common stock may also impair our ability to raise capital to continue to fund our operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

If we fail to comply with the continued minimum closing bid requirements of the Nasdaq or other requirements for continued listing, our Common Stock may be delisted and the price of our Common Stock and our ability to access the capital markets could be negatively impacted.

Our Common Stock is listed for trading on Nasdaq. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. A delisting of our Common Stock from Nasdaq could materially reduce the liquidity of our Common Stock and result in a corresponding material reduction in the price of our Common Stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

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

We have never declared or paid any cash dividends on our common stock. Our Series A-1 Convertible Preferred Stock accrues dividends at the rate of 6% per annum payable quarterly on April 1, July 1, October 1 and January 1 of each year, in cash or kind through the issuance of additional shares of common stock. Our Series B-1 Convertible Preferred Stock accrues dividends at the rate of 2.5% per annum payable quarterly on April 1, July, 1, October 1, and January 1 of each year payable in cash. Following the payment of dividends on our Series A-1 and B-1 Convertible Preferred Stock, we currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors seeking cash dividends should not purchase shares of our common stock.

Our share ownership is highly concentrated which will limit your ability to influence corporate matters.

Our directors, officers and principal stockholders, beneficially own approximately 47% of our common stock and will continue to have significant influence over the outcome of all matters submitted to the stockholders for approval, including the election of our directors and approval of significant corporate transactions. This concentration of ownership will limit your ability to influence corporate matters, and as a result, actions may be taken that you may not view as beneficial.

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

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real estate. We conduct operations from leased premises in Eagan, Minnesota (5,544 square feet), and Wall, New Jersey (4,517 square feet), as well as in several home-office locations across the country. Internationally, we conduct operations from leased premises in Tsuen Wan, Hong Kong (1,098 square feet), and Jiangmen, China (3,267 square feet).

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of December 31, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

ITEM 4.      MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the Nasdaq Capital Market under the symbol “BKYI”. The following table sets forth the range of high and low bid prices per share of our common stock for each of the calendar quarters identified below as reported by Nasdaq, and previously the OTCQB Marketplace. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. The quotations for all periods reflect the 1-for-12 reverse stock split which was effective December 29, 2016.

2017:	High	Low

Quarter ended December 31, 2017	$2.90	$1.20
Quarter ended September 30, 2017	3.67	2.52
Quarter ended June 30, 2017	3.08	1.75
Quarter ended March 31, 2017	3.50	2.00

2016:	High	Low

Quarter ended December 31, 2016	$3.60	$1.56
Quarter ended September 30, 2016	3.24	1.44
Quarter ended June 30, 2016	3.72	1.44
Quarter ended March 31, 2016	2.28	1.32

The last price of our common stock as reported on the Nasdaq Stock Market as of March 27, 2018 was $1.91.

Holders

As of March 27, 2018, the number of stockholders of record of our common stock was 143.

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

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

OVERVIEW

We develop and market advanced fingerprint biometric identification and identity verification technologies, as well as related identity management and credentialing fingerprint biometric hardware and software solutions. We were pioneers in developing automated, finger identification technology that supplements or compliments other methods of identification and verification, such as personal inspection identification, passwords, tokens, smart cards, ID cards, PKI, credit card, passports, driver’s licenses, OTP or other form of possession or knowledge-based credentialing.  Advanced BIO-key technology has been and is used to improve both the accuracy and speed of competing finger-based biometrics. Our solutions are used by many customers in every sector of our economy including government, retail, healthcare and financial services.

In partnerships with OEMs, integrators, and solution providers, we provide biometric software solutions to private and public sector customers.  We provide the ability to positively identify and authenticate individuals before granting access to valuable corporate resources, web portals or applications in seconds.  Powered by our patented Vector Segment Technology or VST, WEB-key and BSP development kits are fingerprint biometric solutions that provide interoperability with all major reader manufacturers, enabling application developers and integrators to integrate fingerprint biometrics into their applications.

In 2016, we began to sell through distribution and directly to consumers and commercial users our SideSwipe, SideTouch and EcoID products. SideSwipe, SideTouch and EcoID are stand-alone fingerprint readers that can be used on any laptop, tablet or other device with a USB port. In 2017, we expanded our consumer product line to include biometric and blue tooth enabled pad locks, TSA approved luggage locks, and bicycle locks. In 2018, we introduced OmniPass Consumer, a secure biometric-enabled application to manage multiple passwords for online apps, services or accounts.

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

We believe there is potential for significant market growth in the following key areas:

●	Corporate network access control, including corporate campuses, computer networks and applications;

●	Consumer mobile credentialing, including mobile payments, credit and payment card programs, data and application access, and commercial loyalty programs;

●	Government services and highly regulated industries including, Medicare, Medicaid, Social Security, drivers licenses, campus and school ID, passports/visas;

●	Direct sales of fingerprint readers to consumers and commercial customers; and

●	Growth in the Asia Pacific region.

●	Biometric based consumer products.

In the near-term, we expect to grow our business within government services and highly-regulated industries in which we have historically had a strong presence, such as the healthcare industry.  We believe that continued heightened security and privacy requirements in these industries will generate increased demand for security solutions, including biometrics. In addition, we expect that the integration of our technology into Windows 10, will accelerate the demand for our computer network log-on solutions and fingerprint readers. Finally, our entry into the Asian market and licensing arrangement with CGG has further expanded our business by opening new markets along with the new and innovative hardware offerings. We expect our SideSwipe, EcoID and SideTouch finger readers, and our biometric and Bluetooth enabled padlocks, luggage locks, and bicycle locks to continue to drive incremental revenue and growth.

We intend to expand our business into the cloud and mobile computing industries. The emergence of cloud computing and mobile computing are primary drivers of commercial and consumer adoption of advanced authentication applications, including biometric and BIO-key authentication capabilities.  As the value of assets, services and transactions increases on such networks, we expect that security and user authentication demand should rise proportionately. Our integration partners include major web and network technology providers, who we believe will deliver our cloud-applicable solutions to interested service-providers. These service-providers could include, but are not limited to, financial institutions, web-service providers, consumer payment service providers, credit reporting services, consumer data service providers, healthcare providers and others. Additionally, our integration partners include major technology component providers and OEM manufacturers, who we believe will deliver our device-applicable solutions to interested hardware manufacturers. Such manufacturers could include cellular handset and smartphone manufacturers, tablet manufacturers, laptop and PC manufacturers, among other hardware manufacturers. Our recently introduced SAML and Open ID solutions will create new opportunities for us in 2018.

RESULTS OF OPERATIONS

Consolidated Results of Operations

Two Year % trend

	Years ended December 31,
	2017	2016
Revenues
Services	19%	28%
License fees and other	51%	40%
Hardware	30%	32%
	100%	100%
Costs and other expenses
Cost of services	7%	7%
Cost of license, hardware and other	44%	18%
	51%	25%
Gross Profit	49%	75%

Operating expenses
Selling, general and administrative	91%	148%
Research, development and engineering	26%	68%
	117%	216%
Operating loss	68%	141%

Other income (deductions)
Total other income (deductions)	0%	0%
Net loss	-68%	-141%

Revenues and Costs of goods sold

			2017 - 2016
	2017	2016	$ Chg	% Chg

Revenues
Service	$1,193,190	$821,178	$372,012	45%
License & other	3,220,371	1,189,089	2,031,282	171%
Hardware	1,889,423	965,489	923,934	96%
Total Revenue	$6,302,984	$2,975,756	$3,327,228	112%

Cost of goods sold
Service	$439,291	$216,465	$222,826	103%
License, hardware & other	2,802,860	513,218	2,289,642	446%
Total COGS	$3,242,151	$729,683	$2,512,468	344%

Revenues

Revenue increased $3,327,228 or 112% to $6,302,984 in 2017 as compared to $2,975,756 in 2016. As described more fully below, the increase was due primarily to one large software order received in the fourth quarter, increased sales of our fingerprint readers, and the introduction of our biometric locks.

For the years ended December 31, 2017 and 2016, service revenues included approximately $501,000 and $722,000, respectively, of recurring maintenance and support revenue, and approximately $692,000 and $99,000, respectively, of non-recurring custom services revenue.  Recurring service revenue decreased 31% from 2016 to 2017 due to the non-renewal of two large maintenance contracts, offset by several smaller orders from new customers. We expect the recurring revenue to increase going forward based on the receipt of the large software order received in the fourth quarter of 2017. Non-recurring custom services increased 599% in 2017 as a result of a special software requirement from an existing customer which we do not expect to continue.

For the years ended December 31, 2017 and 2016, license and other revenue (royalty) increased 171% to $3,220,371 due primarily to one large software order from an existing customer, offset by a decrease in royalty income of approximately $21,000 during the corresponding period in 2016, as an OEM agreement was completed and was not renewed in the second quarter of 2016.

      Hardware sales increased by approximately $924,000, or 96%, to $1,889,423 as a result of increases in existing and new customer deployments, and retail sales.  Fingerprint reader sales increased approximately $573,000, or 59%, while the introduction of our new line of biometric locks generated revenue of approximately $351,000 in 2017.

Costs of goods sold

For the year ended December 31, 2017, cost of service increased approximately 103% to $439,291, due to added resources and reallocated research and development personnel to support the custom services revenue.

License, hardware and other costs for the year ended December 31, 2017 increased approximately 446% to $2,802,860. The increase was primarily attributable to the amortization of the software rights in the approximate amount of $1,510,000 as well as costs associated with the hardware mix.

Selling, general and administrative

		2017 - 2016
2017	2016	$ Chg	% Chg

$5,676,323	$4,438,950	$1,237,373	28%

 Selling, general and administrative costs for year ended December 31, 2017 were $5,676,323 representing a 28% increase from the corresponding period in 2016. The increases included additional expenses related to our Hong Kong subsidiary, including payroll, non-cash, share-based compensation expenses, commitment fees related to the Nasdaq uplisting, and increased commission expenses related to higher revenue. These amounts were offset by a decrease in factoring, legal fees, and contractors.

Research, development and engineering

		2017 - 2016
2017	2016	$ Chg	% Chg

$1,659,875	$2,008,942	$(349,067)	-17%

For the year ended December 31, 2017, research, development and engineering costs were $1,659,875 representing a 17% decrease over the corresponding period in 2016, as a result of decreased temporary outside services and recruiting expenses, and reallocation of research and development personnel to support the custom services revenue. These amounts were offset by an increase in total personnel and related costs, purchases, costs related to our Hong Kong subsidiary, and non-cash compensation costs.

Other income and expense

			2017 - 2016
	2017	2016	$ Chg	% Chg

Interest income	$27	$30	$-3	-10%
Gain on derivative liabilities	-	12,085	(12,085)	-100%

	$27	$12,115	$(12,088)	-100%

Interest income for the years ended December 31, 2017 and 2016 consisted of bank interest.

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

  LIQUIDITY AND CAPITAL RESOURCES

Operating activities overview

Net cash used for operations during the year ended December 31, 2017 was approximately $2,465,000. Items of note included:

●	Negative cash flows related to changes in prepayments, accounts receivable, deferred revenue, and inventory of approximately $1,643,000, due to working capital management, and

●

Net positive cash flows related to the adjustments for non-cash expenses for depreciation, amortization, share-based compensation, and an increase in allowance for doubtful accounts of approximately $3,049,000.

Investing activities overview

Net cash used for investing activities during the year ended December 31, 2017 was approximately $227,000 and consisted of capital expenditures.

Financing activities overview

Net cash provided by financing activities during the year ended December 31, 2017 was approximately $1,920,000 and attributable primarily to the following:

●	Positive cash flows from the issuance of shares of common stock of approximately $2,000,000, less financing costs of approximately $80,000.

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

The following sets forth our primary sources of capital during the previous two years:

As of December 2011, we entered into a 24-month accounts receivable factoring arrangement with a financial institution (the “Factor”) which has since been extended through October 31, 2018. Pursuant to the terms of the arrangement, from time to time, we sell to the Factor a minimum of $150,000 per quarter of certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 35% of the foreign and 75% of the domestic accounts receivable balance to us (the “Advance Amount”), with the remaining balance, less fees, to be forwarded to us once the Factor collects the full accounts receivable balance from the customer. In addition, from time to time, we receive over advances from the Factor. Factoring fees range from 2.75% to 15% of the face value of the invoice factored, and are determined by the number of days required for collection of the invoice. We expect to continue to use this factoring arrangement periodically to assist with our general working capital requirements due to contractual requirements.

On November 18, 2016, we issued to Wong Kwok Fong, a director, executive officer and principal stockholder of the Company, 516,667 shares of common stock at a purchase price of $3.60 per share for gross cash proceeds of $1,860,000.

On April 28, 2017, we issued to Wong Kwok Fong, a director, executive officer and principal stockholder of the Company, 277,778 shares of common stock at a purchase price of $3.60 per share for gross cash proceeds of $1,000,000.

On May 2, 2017, we entered into a committed equity facility pursuant to which it may issue and sell up to $5.0 million worth of shares of common stock, subject to certain limitations and satisfaction of certain conditions, over a 36-month term following the effectiveness of a registration statement covering the public resale of the shares of common stock issued under the facility. As of the date of this report, the registration statement has not been filed. From time to time over the term of the facility, we may issue requests to the investor to purchase a specified dollar amount of shares up to a maximum of $100,000 over a five trading day period based on the daily volume weighted average price of the Company’s common stock (VWAP) to the extent the VWAP equals or exceeds the greater of a formula amount or $3.83 per share. The per share purchase price for the shares issued under the facility will be equal to 94% of the lowest VWAP that equals or exceeds $3.83 per share. Aggregate sales under the facility are limited to 19.99% of the total outstanding shares of the Company’s common stock as of May 2, 2017, unless stockholder approval is obtained, and sales under the facility are prohibited if such a sale would result in beneficial ownership by the investor of more than 9.99% of the Company’s common stock.

On September 22, 2017, we issued to Wong Kwok Fong, a director, executive officer and principal stockholder of the Company, 427,778 shares of common stock and warrants to purchase 138,889 shares of common stock for an aggregate purchase price of $1,540,000, or $3.60 per share. The purchase consisted of a cash payment of $1,000,000 and the conversion of accrued dividends payable on the Company’s Series A-1 Convertible Preferred Stock of $540,000.

 LIQUIDITY OUTLOOK

At December 31, 2017, our total cash and cash equivalents were approximately $289,000, as compared to approximately $1,061,000 at December 31, 2016.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We currently require approximately $592,000 per month to conduct our operations and pay dividend obligations, a monthly amount that we have been unable to consistently achieve through revenue generation.  During 2017, we generated approximately $6,303,000 of revenue, which is below our average monthly requirements.

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

Due to several factors, including our history of losses and limited revenue, our independent registered public accounting firm has included an explanatory paragraph in their opinion related to our annual financial statements as to the substantial doubt about our ability to continue as a going concern. Our long-term viability and growth will depend upon the successful commercialization of our technologies and our ability to obtain adequate financing. To the extent that we require such additional financing, no assurance can be given that any form of additional financing will be available on terms acceptable to us, that adequate financing will be obtained to meet our needs, or that such financing would not be dilutive to existing stockholders. If available financing is insufficient or unavailable or we fail to continue to generate sufficient revenue, we may be required to further reduce operating expenses, delay the expansion of operations, be unable to pursue merger or acquisition candidates, or continue as a going concern.

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

We account for our warranties under the FASB ASC 450 “Contingencies.” We generally warrant that our products are free from defects in material and workmanship for a period of one year from the date of initial delivery to its customers. The warranty does not cover any losses or damage that occurs as a result of improper installation, misuse or neglect or repair or modification by anyone other than the Company or its authorized repair agent. Our policy is to accrue anticipated warranty costs based upon historical percentages of items returned for repair within one year of the initial sale. Our repair rate of products under warranty has been minimal, and a historical percentage has not been established. Our software license agreements generally include certain provisions for indemnifying customers against liabilities if our software products infringe upon a third party’s intellectual property rights. We have not provided for any reserves for warranty liabilities as it was determined to be immaterial.

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

See financial statements appearing at pages 25-50 of this Annual Report on Form 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None,

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. – OTHER INFORMATION

None.

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth under “Proposal No. 1: Election of Directors” in the 2018 Proxy Statement and incorporated herein by reference.

ITEM 11. – EXECUTIVE COMPENSATION

The information required by this item will be set forth under “Executive and Director Compensation” in the 2018 Proxy Statement and incorporated herein by reference.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management will be set forth under “Stock Ownership” in the 2018 Proxy Statement and incorporated herein by reference.

The Equity Compensation Plan Information table required pursuant to Item 201(d) of Regulation S-K will be set forth in the 2018 Proxy Statement and incorporated herein by reference.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth under “Transactions with Related Persons” and “Director Independence” in the 2018 Proxy Statement and incorporated herein by reference.

ITEM 14. – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth under “Ratification of Rotenberg Meril Solomon Bertiger & Guttilla, P.C. as Independent Registered Public Accounting Firm for 2018” in the 2018 Proxy Statement and incorporated herein by reference.

ITEM 15. – EXHIBITS

(a)      The following documents are filed as part of this Report. Portions of Item 15 are submitted as separate sections of this Report:

 (1)  Financial statements filed as part of this Report:

  Reports of Independent Registered Public Accounting Firm

  Consolidated Balance Sheets as at December 31, 2017 and 2016

  Consolidated Statements of Operations—Years ended December 31, 2017 and 2016

  Consolidated Statement of Stockholders’ Equity—Years ended December 31, 2017 and 2016

  Consolidated Statements of Cash Flows—Years ended December 31, 2017 and 2016

  Notes to Consolidated Financial Statements—December 31, 2017 and 2016

(b)     The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report

ITEM 16. – FORM 10-K SUMMARY

None.

ITEM 8—FINANCIAL STATEMENTS

The following financial statements of BIO-key International, Inc. are included herein at the indicated page numbers:

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

BIO-key International, Inc.

Wall, NJ

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BIO-key International, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the consolidated financial statements, the Company has suffered substantial net losses in recent years, has an accumulated deficit at December 31, 2017 and is dependent on debt and equity financing to fund its operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are disclosed in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company's auditor since 2010.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.
ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.
Saddle Brook, New Jersey
April 2, 2018

BIO-key International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$288,721	$1,061,307
Accounts receivable, net	2,875,946	1,563,246
Due from factor	109,865	53,638
Inventory	946,847	465,428
Resalable software license rights	2,640,000	1,560,000
Prepaid expenses and other	152,654	206,677
Total current assets	7,014,033	4,910,296
Resalable software license rights, net of current portion	7,933,808	10,598,411
Accounts receivable, net of current portion	760,000	1,570,000
Equipment and leasehold improvements, net	181,165	67,814
Deposits and other assets	8,712	8,712
Intangible assets, net	181,104	134,132
Total non-current assets	9,064,789	12,379,069
TOTAL ASSETS	$16,078,822	$17,289,365

LIABILITIES
Accounts payable	$499,230	$466,842
Accrued liabilities	688,023	335,323
Dividends payable on preferred stock	630,408	401,250
Deferred revenue	507,866	633,062
Total current liabilities	2,325,527	1,836,477
TOTAL LIABILITIES	2,325,527	1,836,477

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Series A-1 convertible preferred stock: authorized, 100,000 (liquidation preference of $100 per share); issued and outstanding 62,596 and 90,000 of $.0001 par value at December 31, 2017 and December 31, 2016, respectively	6	9
Series B-1 convertible preferred stock: authorized, 105,000 (liquidation preference of $100 per share); issued and outstanding 105,000 of $.0001 par value at December 31, 2017 and December 31, 2016	11	11
Common stock — authorized, 170,000,000 shares; issued and outstanding; 7,691,324 and 6,093,843 of $.0001 par value at December 31, 2017 and December 31, 2016, respectively	769	609
Additional paid-in capital	80,829,001	78,253,413
Accumulated deficit	(67,076,492)	(62,801,154)
TOTAL STOCKHOLDERS’ EQUITY	13,753,295	15,452,888
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,078,822	$17,289,365

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-12 reverse stock split, which was effective December 29, 2016.

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2017	2016

Revenues
Services	$1,193,190	$821,178
License fees and other	3,220,371	1,189,089
Hardware	1,889,423	965,489
Total revenues	6,302,984	2,975,756

Costs and other expenses
Cost of services	439,291	216,465
Cost of license fees and other	2,802,860	513,218
Total costs and other expenses	3,242,151	729,683
Gross Profit	3,060,833	2,246,073

Operating expenses
Selling, general and administrative	5,676,323	4,438,950
Research, development and engineering	1,659,875	2,008,942
Total operating expenses	7,336,198	6,447,892
Operating loss	(4,275,365)	(4,201,819)

Other income
Interest income	27	30
Gain on derivative liabilities	-	12,085
Total other income	27	12,115
Net loss	(4,275,338)	(4,189,704)
Convertible preferred stock dividends	(769,158)	(802,500)
Net loss available to common stockholders	(5,044,496)	(4,992,204)

Basic and Diluted Loss per Common Share	$(0.76)	$(0.89)

Weighted Average Shares Outstanding:
Basic and Diluted	6,638,382	5,587,144

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-12 reverse stock split, which was effective December 29, 2016.

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A-1 Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2015	90,000	$9	105,000	$11	5,508,261	$551	$76,760,796	$(58,611,450)	$18,149,917

Issuance of common stock for directors’ fees and CEO stock award					27,248	2	61,998		62,000
Issuance of common stock pursuant to securities purchase agreement					516,667	52	1,859,948		1,860,000
Dividends declared on preferred stock							(802,500)		(802,500)
Issuance of stock for consultants					41,667	4	104,996		105,000
Stock issuance costs							(84,866)		(84,866)
Reclassification of derivative liability							92,199		92,199
Share-based compensation							260,842		260,842
Net loss								(4,189,704)	(4,189,704)

Balance as of December 31, 2016	90,000	$9	105,000	$11	6,093,843	$609	$78,253,413	$(62,801,154)	$15,452,888

Issuance of common stock for directors’ fees					11,244	1	32,029		32,030
Issuance of common stock pursuant to securities purchase agreement					555,556	56	1,999,944		2,000,000
Dividends declared on preferred stock							(769,158)		(769,158)
Conversion of dividends payable on A-1 preferred stock					150,000	15	539,985		540,000
Conversion of A-1 preferred stock to common stock	(27,404)	(3)			761,222	76	(73)		-
Issuance of stock for consultants					117,849	12	354,573		354,585
Stock issuance costs							(80,366)		(80,366)
Exercise of stock options					1,610	-	-		-
Share-based compensation							498,654		498,654
Net loss								(4,275,338)	(4,275,338)

Balance as of December 31, 2017	62,596	$6	105,000	$11	7,691,324	$769	$80,829,001	$(67,076,492)	$13,753,295

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-12 reverse stock split, which was effective December 29, 2016.

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2017	2016

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(4,275,338)	$(4,189,704)
Adjustments to reconcile net loss to cash used for operating activities:
Provision for losses on accounts receivable	500,000	500,000
Depreciation	52,709	49,038
Amortization of Intangible assets	13,726	13,606
Amortization of Software license rights	1,510,051	21,589
Share and warrant-based compensation for employees and consultants	940,734	260,842
Gain on derivative liabilities	-	(12,085)
Stock based fees to Directors and consultants	32,030	167,000
Change in assets and liabilities:
Accounts receivable	(1,002,700)	(241,841)
Due from factor	(56,227)	(16,217)
Inventory	(481,419)	(296,783)
Software license rights	74,552	-
Prepaid expenses and other	(33,472)	(109,474)
Accounts payable	32,388	(691,713)
Accrued liabilities	352,700	(157,745)
Deferred revenue	(125,196)	256,657
Net cash used for operating activities	(2,465,462)	(4,446,830)
CASH FLOWS FROM INVESTING ACTIVITIES:
Patents	(60,698)	-
Capital expenditures	(166,060)	(52,975)
Net cash used for investing activities	(226,758)	(52,975)
CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred dividends paid	-	(535,100)
Proceeds from issuances of common stock	2,000,000	1,860,000
Stock issuance costs	(80,366)	(84,866)
Net cash provided by financing activities	1,919,634	1,240,034
NET DECREASE IN CASH AND CASH EQUIVALENTS	(772,586)	(3,259,771)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,061,307	4,321,078
CASH AND CASH EQUIVALENTS, END OF YEAR	$288,721	$1,061,307

The accompanying notes are an integral part of these statements.

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Years ended December 31,
	2017	2016

Cash paid for:
Interest	$-	$-

Noncash investing and financing activities:
Accrual of unpaid preferred dividends	$630,408	$401,250
Conversion of A-1 preferred dividends payable to common stock	540,000	-
Conversion of A-1 preferred stock to common stock	2,740,400	-
Reclassification of derivative liability to additional paid-in capital	-	92,199
Issuance of common stock as a commitment fee for the Equity facility	198,000	-
Issuance of common stock as consulting services for the Equity facility	244,084	-

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE A —THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company, founded in 1993, develops and markets proprietary fingerprint identification biometric technology and software solutions. The Company was a pioneer in developing automated, finger identification technology that supplements or compliments other methods of identification and verification, such as personal inspection identification, passwords, tokens, smart cards, ID cards, PKI, credit card, passports, driver’s licenses, OTP or other form of possession or knowledge-based credentialing. Additionally, advanced BIO-key® technology has been, and is, used to improve both the accuracy and speed of competing finger-based biometrics.

Basis of Presentation

The Company has incurred significant losses to date, and at December 31, 2017, it had an accumulated deficit of approximately $67.1 million. In addition, broad commercial acceptance of the Company’s technology is critical to the Company’s success and ability to generate future revenues. At December 31, 2017, total cash and cash equivalents were approximately $289,000, as compared to approximately $1,061,000 at December 31, 2016.

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

4.  Cash Equivalents

Cash equivalents consist of liquid investments with original maturities of three months or less.  At December 31, 2017 and 2016, cash equivalents consisted of a money market account.

5. Accounts Receivable

Accounts receivable are carried at original amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful receivables by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Accounts receivable are written off when deemed uncollectible. During the quarter ended September 30, 2016, the Company reclassified a past due receivable to non-current, as management concluded that collection may not occur in the near term. As a result of the payment delays, at December 31, 2017 the Company has reserved $1,000,000, which represents 57% of the remaining balance owed under the contract. Recoveries of accounts receivable previously written off are recorded when received. Accounts receivable at December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016

Accounts receivable - current	$2,889,731	$1,577,031
Accounts receivable - non current	1,760,000	2,070,000
	4,649,731	3,647,031
Allowance for doubtful accounts - current	(13,785)	(13,785)
Allowance for doubtful accounts - non current	(1,000,000)	(500,000)
	(1,013,785)	(513,785)

Accounts receivable, net of allowances for doubtful accounts	$3,635,946	$3,133,246

The allowance for doubtful accounts for the years ended December 31, 2017 and 2016 is as follows:

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Year
Year Ended December 31, 2017
Allowance for Doubtful Accounts	$513,785	$500,000	$-	$1,013,785
Year Ended December 31, 2016
Allowance for Doubtful Accounts	$13,785	$500,000	$-	$513,785

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

9. Advertising Expense

The Company expenses the costs of advertising as incurred. Advertising expenses for 2017 and 2016 were approximately $386,000 and $299,000, respectively.

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

12. Earnings Per Share of Common Stock (“EPS”)

The Company’s EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuances of common stock, such as stock issuable pursuant to the conversion of preferred stock, exercise of stock options and warrants, when the effect of their inclusion is dilutive. See Note R - Earnings Per Share “EPS” for additional information.

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

The following table presents share-based compensation expenses included in the Company’s consolidated statements of operations:

	Year ended December 31,
	2017	2016

Selling, general and administrative	$864,036	$353,056
Research, development and engineering	108,728	74,786
	$972,764	$427,842

Valuation Assumptions for Stock Options

For 2017 and 2016, 1,234,167 and 27,087 stock options were granted, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2017	2016
Weighted average Risk free interest rate	1.92%	1.11%
Expected life of options (in years)	4.51	4.50
Expected dividends	0%	0%
Weighted average Volatility of stock price	138%	93%

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

14. Derivative Liabilities

In connection with the issuances of equity instruments or debt, the Company may issue options or warrants to purchase common stock. In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity. In addition, the equity instrument or debt may contain embedded derivative instruments, such as conversion options or listing requirements, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument. The Company early-adopted the new provisions issued July 2017, for derivative liability instruments under FASB ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Under ASU 2017-11, down round features do not meet the criteria for derivative accounting and no liability is to be recorded until an actual issuance of securities triggers the down-round feature. Prior to these provisions, the liabilities were recorded without the actual issuance of the securities triggering the down-round feature.

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

16. Recent Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASC 606”), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard contains a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods and services. The FASB has issued several amendments to the standard, including clarifications on disclosure of prior-period performance obligations and remaining performance obligations.

The Company will adopt ASC 606 effective January 1, 2018 using the modified retrospective transition method. While the Company is finalizing the impact this standard has on its consolidated financial statements and related disclosures, the Company expects the new standard will not have a material impact on the timing of its revenue recognition. The Company expects that certain contract acquisition costs such as sales commissions, will be amortized over an expected benefit period that is longer than the Company’s current policy of expensing these amounts over either the contract term or up-front, depending on the size of the order. The Company does not expect the adoption of ASC 606 to have any impact on its operating cash flows.

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

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern”. Prior to ASU 2014-15, a definition for substantial doubt did not exist. However, the new guidance says that substantial doubt exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are available to be issued. The FASB's definition could be perceived as a higher threshold than current practice as the term “probable” means likely to occur. Under the new standard, management should evaluate all relevant known conditions, or those that can be reasonably expected to happen as of the date the financial statements are to be issued. This evaluation should be both qualitative and quantitative in nature, and should include conditions that might give rise to substantial doubt. ASU 2014-15 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted ASU 2014-15 as of January 1, 2017.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Under ASU 2017-11, down round features do not meet the criteria for derivative accounting and no liability is to be recorded until an actual issuance of securities triggers the down-round feature. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The adoption of ASU 2017-11, during the fiscal 2017 year did not have any impact on the condensed consolidated financial statements, however our disclosures with respect to equity instruments with down round features have been updated.  See Note N for updated disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

17.  Reclassifications

Reclassifications occurred to certain prior year amounts in order to conform to the current year classifications. The reclassifications have no effect on the reported net loss.

NOTE B—FACTORING

Due from factor consisted of the following as of December 31:

	Original Invoice Value	Factored Amount	Factored Balance due
Year Ended December 31, 2017
Factored accounts receivable	$423,349	$313,484	$109,865
Year Ended December 31, 2016
Factored accounts receivable	$214,556	$160,918	$53,638

As of December 2011, the Company entered into a 24 month accounts receivable factoring arrangement with a financial institution (the “Factor”) which has been extended to October 31, 2018. Pursuant to the terms of the arrangement, the Company, from time to time, sells to the Factor a minimum of $150,000 per quarter of certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 35% of the foreign and 75% of the domestic accounts receivable balance to the Company (the “Advance Amount”), with the remaining balance, less fees to be forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. In addition, the Company, from time to time, receives over advances from the factor. Factoring fees range from 2.75% to 15% of the face value of the invoice factored, and are determined by the number of days required for collection of the invoice. The cost of factoring is included in selling, general and administrative expenses. The cost of factoring was as follows:

	Years Ended December 31,
	2017	2016

Factoring fees	$224,142	$341,023

NOTE C—FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, inventory, due from factor, accounts payable and accrued liabilities are carried at, or approximate, fair value because of their short-term nature.

NOTE D—CONCENTRATION OF RISK

Financial instruments which potentially subject the Company to risk primarily consist of cash and accounts receivables.

The Company maintains its cash and cash equivalents with various financial institutions, which, at times may exceed the amounts insured by the Federal Deposit Insurance Corporation. The exposure to the Company is solely dependent upon daily bank balances and the respective strength of the financial institutions. The Company has not incurred any losses on these accounts. At December 31, 2017 and 2016, amounts in excess of insured limits were approximately $0 and $811,000, respectively.

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

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, as follows:

	Years Ended December 31,
	2017	2016

Customer A	54%	34%
Customer B	*	12%

*      Less than 10% of total revenue

The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

	As of December 31,
	2017	2016

Customer A	55%	35%
Customer B	37%	56%

Customer B’s receivable of $1,760,000 has been past due per the terms of the invoice for thirty months as of December 31, 2017. The Company has reserved $1,000,000 which represents 57% of the remaining balance owed under the contract.

NOTE E—INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or realizable value, and consists primarily of fabricated assemblies and finished goods. Inventory is comprised of the following as of December 31:

	2017	2016
Current
Finished goods	487,858	381,762
Fabricated assemblies	458,989	83,666
Total current inventory	$946,847	$465,428

NOTE F—RESALABLE SOFTWARE LICENSES RIGHTS

On November 11, 2015, the Company entered into a license agreement for the rights to all software and documentation regarding the technology currently known as or offered under the FingerQ name. The license agreement grants the Company the exclusive right to reproduce, create derivative works and distribute copies of the FingerQ software and documentation, create new FingerQ related products, and grant sub-licenses of the licensed technology to end users. The license rights have been granted to the Company in perpetuity, with a stated number of end-user resale sub-licenses allowed under the contract for a total of $12,000,000. The cost of sub-license rights expected to be amortized in the following 12 months is $2,640,000 and is classified as a current asset, and the balance as non-current.

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

The remaining license rights are to be amortized over the greater of the following: 1) an estimate of the economic use of such license rights, 2) straight line method over ten years or 3) the actual usage of such rights. The Company believes categorizing the amortization expense under Cost of Sales more closely reflects the nature of the license right arrangement and the use of the technology. A total of $1,556,687 and $1,909 was expensed during the 2017 and 2016 years, respectively. Since the license purchase, a cumulative amount of $1,558,596 has been expensed, with a carrying balance of $10,441,404 as of December 31, 2017. The 2017 amortization expense was based on the economic use model as this was the greater of the three methods.

On December 31, 2015, the Company purchased third-party software licenses in the amount of $180,000 in anticipation of a large pending deployment that has yet to materialize. The Company is amortizing the total cost over the same methodology described above with the greatest of the three approaches being the amortization for the periods. A total of $35,916 and $19,680 was expensed for actual sales during the 2017 and 2016 years, respectively. Since the license purchase, the actual per unit cost (actual usage) of such license rights in the cumulative amount of $47,596 has been expensed, with a carrying balance of $132,404 as of December 31, 2017.  During 2017, the Company also purchased $8,000 of another third-party software licenses. The Company has classified these balances as non-current until a larger deployment occurs. Software license rights is comprised of the following as of:

	2017	2016

Current software license rights	$2,640,000	$1,560,000
Non-current software license rights	7,933,808	10,598,411
Total software license rights	$10,573,808	$12,158,411

During the year ended December 31, 2017, there were no events or changes in circumstances that indicated the carrying amount of the software license rights may not be recoverable from their undiscounted cash flows. Consequently, we did not perform an impairment test. The Company did not record an impairment loss related to the software license rights during the years ended December 31, 2017 and 2016.

Estimated amortization expense based on economic use of the software license rights for each of the next five years and thereafter approximates the following:

Years ending December 31
2018	2,640,000
2019	3,000,000
2020	2,400,000
2021	1,200,000
2022	720,000
Thereafter	613,808

NOTE G—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following as of December 31:

	2017	2016

Equipment	$567,473	$403,425
Furniture and fixtures	164,079	162,067
Software	32,045	32,045
Leasehold improvements	23,403	23,403
	787,000	620,940

Less accumulated depreciation and amortization	(605,835)	(553,126)

Total	$181,165	$67,814

Depreciation was $52,709 and $49,038 for 2017 and 2016, respectively. Amounts are recorded in Selling, General, and Administrative Expense and Cost of Services.

NOTE H—INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31:

	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents and patents pending	$347,946	$(166,842)	$181,104	$287,248	$(153,116)	$134,132

Total	$347,946	$(166,842)	$181,104	$287,248	$(153,116)	$134,132

Aggregate amortization expense for 2017 and 2016 was $13,726 and $13,606, respectively. Amounts are recorded in Research, Development and engineering expense. The estimated aggregate amortization expense of intangible assets for the years following December 31, 2017 is approximately $14,000 per year for 2018 through 2022, and approximately $111,000 thereafter.

NOTE I—ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31:

	2017	2016

Compensation	$341,884	$66,152
Compensated absences	164,132	154,368
Accrued legal and accounting fees	85,633	79,633
Sales tax payable	5,614	26,988
Factoring fees	32,357	3,600
Other	58,403	4,582

Total	$688,023	$335,323

NOTE J—RELATED PARTY

Licensing Agreement with Subsidiaries of China Goldjoy Group Limited.

On November 11, 2015, BIO-key Hong Kong Limited, a subsidiary of the Company, entered into a license purchase agreement with certain subsidiaries of China Goldjoy Group Limited (“CGG”). The license agreement provides for the grant of a perpetual, irrevocable, exclusive, worldwide, fully-paid license to all software and documentation regarding the software code, toolkit, electronic libraries and related technology currently known as or offered under the Finger Q name, together with perpetual license under all related patents held by the licensors and any other intellectual property rights owned by the licensors related to the forgoing software.  The Company made a one-time payment of $12,000,000 to the licensors. Mr. Yao Jianhu is the chairman and chief executive officer of CGG and a director of the Company. Mr. Wong Kwok Fong served as the chief technology officer of CGG through October 2016 and is the beneficial owner of 33.2% of the Company’s common stock, and a director and executive officer of the Company.

Securities Purchase Agreements with Wong Kwok Fong

On November 18, 2016, the Company issued to Wong Kwok Fong, a director, executive officer and principal stockholder of the Company, 516,667 shares of common stock at a purchase price of $3.60 per share for gross cash proceeds of $1,860,000.

On April 28, 2017, the Company issued to Wong Kwok Fong, a director and executive officer of the Company, 277,778 shares of common stock at a purchase price of $3.60 per share for gross cash proceeds of $1,000,000.

On September 22, 2017, the Company issued to Wong Kwok Fong, a director and executive officer of the Company, 427,778 shares of common stock and warrants to purchase 138,889 shares of common stock for the aggregate purchase price of $1,540,000, or $3.60 per share. The purchase price was paid via a cash payment of $1,000,000 for 277,778 shares of common stock, and the conversion of an accrued dividend payable in the amount of $540,000 on the Company’s Series A-1 Convertible Preferred Stock for 150,000 shares of common stock.

On August 7, 2017, the Company received written notice from Wong Kwok Fong, the holder of an aggregate of 90,000 shares of the Company’s Series A-1 Convertible Preferred Stock, of his desire to increase the maximum percentage of shares of common stock issuable upon conversion of the Series A-1 Convertible Preferred Stock from 9.99% to 35%. The Company waived a standstill provision to permit such increase. In accordance with the Certificate of Designation of the Series A-1 Shares, such notice became effective on the 61st day following the date such notice was provided to the Company. On October 17, 2017, Wong Kwok Fong converted 27,404 of the Series A-1 Shares at a conversion price of $3.60 per share resulting in the acquisition of 761,222 shares of the Company’s Common Stock

NOTE K—DEFERRED REVENUE

Deferred revenue represents unearned revenue on maintenance contracts. Maintenance contracts include provisions for unspecified when-and-if available product updates and customer telephone support services, and are recognized ratably over the term of the service period. At December 31, 2017 and 2016, amounts in deferred revenue were approximately $508,000 and $633,000, respectively.

NOTE L—SEGMENT INFORMATION

The Company has determined that its continuing operations are one discrete segment consisting of Biometric products. Geographically, North American sales accounted for approximately 87% and 78% of the Company’s total revenues for 2017 and 2016, respectively.

NOTE M—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company does not own any real estate but conducts operations from three leased premises. These non-cancelable operating leases expire at various dates through 2020. In addition to base rent, the Company pays for property taxes, maintenance, insurance and other occupancy expenses according to the terms of the individual leases.

Future minimum rental commitments of non-cancelable operating leases are approximately as follows:

Years ending December 31,
2018	148,862
2019	45,033
2020	31,898
$225,793

Rental expense was approximately $221,000 and $193,000 during 2017 and 2016, respectively. Amounts are recorded in Selling, General, and administrative expenses.

Litigation

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of December 31, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

NOTE N— EQUITY

1. Preferred Stock

Within the limits and restrictions provided in the Company’s Certificate of Incorporation, the Board of Directors has the authority, without further action by the shareholders, to issue up to 5,000,000 shares of preferred stock, $.0001 par value per share, in one or more series, and to fix, as to any such series, any dividend rate, redemption price, preference on liquidation or dissolution, sinking fund terms, conversion rights, voting rights, and any other preference or special rights and qualifications. As of December 31, 2017, 100,000 shares of preferred stock have been designated as Series A-1 Convertible Preferred Stock, of which 62,596 shares are issued and outstanding, and 105,000 shares of preferred stock have been designated as Series B-1 Convertible Preferred Stock, all of which are outstanding.

Series A-1 Convertible Preferred Stock

On October 22 and 29, 2015, the Company issued 84,500 shares of Series A-1 Convertible Preferred Stock at a purchase price of $100.00 per share, for aggregate gross proceeds of $8,450,000. On November 11, 2015, 5,500 additional shares of Series A-1 Convertible Preferred Stock were issued at a purchase price of $100.00 per share, for gross cash proceeds of $550,000. Shares of the Series A-1 Convertible Preferred Stock are convertible at any time at the option of the holder into shares of common stock by dividing the Series A-1 Original Issue Price by the conversion price of $3.60 per share, subject to adjustment for stock dividends, stock splits, combinations, and reclassifications of the Company’s capital stock, and subject to a “blocker provision” which prohibits conversion if such conversion would result in the holder being the beneficial owner of in excess of 9.99% of the Company’s common stock. These provisions have been waived on 61 days’ written notice which have been received from Series A-1 holder on August 7, 2017. The Series A-1 Shares accrue dividends at the rate of 6% per annum payable quarterly on April 1, July, 1, October 1, and January 1 of each year. Until October 1, 2017, the dividends are payable in cash provided that if payment in cash would be prohibited under applicable Delaware corporation law or cause the Company to breach any agreement for borrowed money, such dividends are payable in kind through the issuance of additional shares of common stock having a value equal to the volume weighted average trading price of the Company’s common stock for the ten (10) days preceding the applicable dividend payment date. Commencing January 1, 2018, dividends are payable at the option of the Company in cash or kind through the issuance of additional shares of common valued as described above.

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

On September 22, 2017, the holder of the Series A-1 Shares elected to convert $540,000 in accrued dividends payable into 150,000 shares of common stock at a conversion price of $3.60. On October 17, 2017, the holder of the Series A-1 Shares converted 27,404 Series A-1 Shares into 761,222 shares of common stock at a conversion price of $3.60

As of December 31, 2017, $236,658 was accrued for the holder of the Series A-1 Shares, for October 1, 2017 and January 1, 2018 dividends. As of December 31, 2016, $270,000 of dividends were accrued for the holder of the Series A-1 shares for October 1, 2016 and January 1, 2017 dividends.

The Series A-1 Preferred Stock contains options that based on an evaluation of FASB ASC 815-15, “Embedded Derivatives” and FASB ASC 815-40-15, “Contracts in Entity’s Own Equity - Scope and Scope Exceptions,” are considered embedded features:  Preferred Stock’s conversion option:  The Series A-1 Preferred Stock is convertible at the holder’s option at any time at the fixed conversion price of $3.60 per share; Quarterly Dividend Conversion Option:  From issuance until December 31, 2017, the holders of a majority of the outstanding Series A-1 Shares had the right to elect to have the quarterly dividend payment made in shares of Common Stock, having a value equal to the volume weighted average trading price of the Common Stock during the ten (10) trading day period preceding the applicable dividend payment date. These features were analyzed by the Company and determined that they were not required to be bifurcated from the preferred stock and recorded as derivatives as they are clearly and closely related to an equity host.

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

The holders of the Series B-1 Shares are entitled to designate one person to serve on the Board of Directors of the Company. The holders of the Series B-1 Shares are entitled to vote on an as converted to common stock basis together with the holders of our common stock on all matters presented to the Company’s stockholders. Upon any liquidation or dissolution of the Company, any merger or consolidation involving the Company or any subsidiary of the Company in which the shares of capital stock of the Company outstanding immediately prior to such merger or consolidation do not represent immediately following such merger or consolidation at least a majority of the voting power of the capital stock of the resulting or surviving corporation, or the sale of all or substantially all assets in a single transaction or a series of related transactions, unless the holders of at least a majority of the outstanding Series B-1 Shares elect otherwise, holders of Series B-1 Shares shall be entitled to receive prior to any payment to any holders of the Company’s common stock an amount per share equal to $100.00 per share plus any declared and unpaid dividends (pari-passu with the Series A-1 holders). As of December 31, 2017, $393,750 was accrued for the holders of the Series A-1 Shares, for October 1, 2016, January 1, 2017, April 1, 2017, July 1, 2017, October 1, 2017 and January 1, 2018 dividends. As of December 31, 2016 $131,250 of dividends were accrued for the holders of the Series B-1 shares for October 1, 2016 and January 1, 2017 dividends.

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

 Stock Issuance Costs

Costs of approximately $80,000 were incurred during 2017 in relation to the issuance of common and preferred stock.

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

On April 28, 2017, the Company issued to Wong Kwok Fong, a director, executive officer and principal stockholder of the Company, 277,778 shares of common stock at a purchase price of $3.60 per share for gross cash proceeds of $1,000,000.

On May 2, 2017, the Company entered into a committed equity facility pursuant to which it may issue and sell up to $5.0 million worth of shares of common stock, subject to certain limitations and satisfaction of certain conditions, over a 36-month term following the effectiveness of a registration statement covering the public resale of the shares of common stock issued under the facility. As of December 31, 2017, the registration statement has not been filed. From time to time over the term of the facility, the Company may issue requests to the investor to purchase a specified dollar amount of shares up to a maximum of $100,000 over a five trading day period based on the daily volume weighted average price of the Company’s common stock (VWAP) to the extent the VWAP equals or exceeds the greater of a formula amount or $3.83 per share. The per share purchase price for the shares issued under the facility will be equal to 94% of the lowest VWAP that equals or exceeds $3.83 per share. Aggregate sales under the facility are limited to 19.99% of the total outstanding shares of the Company’s common stock as of May 2, 2017, unless stockholder approval is obtained, and sales under the facility are prohibited if such a sale would result in beneficial ownership by the investor of more than 9.99% of the Company’s common stock.

On September 22, 2017, the Company issued to Wong Kwok Fong, a director, executive officer and principal stockholder of the Company, 427,778 shares of common stock and warrants to purchase 138,889 shares of common stock for an aggregate purchase price of $1,540,000, or $3.60 per share. The purchase price was paid via a cash payment of $1,000,000 for 277,778 shares and conversion of an accrued dividend payable on the Company’s Series A-1 Convertible Preferred Stock of $540,000 into 150,000 shares.

Also on September 22, 2017, Wong Kwok Fong converted 27,404 Series A-1 Shares into 761,222 shares of common stock at a conversion price of $3.60

Issuances to Directors, Executive Officers and Consultants

On March 15, 2017, the Company issued 1,895 shares of common stock to its directors in payment of board fees, valued at $5,003.

On May 11, 2017, the Company issued 1,925 shares of common stock to its directors in payment of board fees, valued at $5,005.

In May 2017, the Company issued 55,000 shares of common stock in payment of a commitment fee for the equity facility of $198,000. The Company immediately expensed the fee as it relates to the contingent use of the equity committed equity facility.

In May 2017, the Company issued 61,667 shares of common stock to a consultancy firm in lieu of payment for services with respect to the equity facility agreement. The fair value at issuance averaged $2.54 per share, with the total amount of $156,584. The Company deferred the cost to prepaid expense and is amortizing the expense over the length of the consultancy service agreement which has been fully amortized as of December 31, 2017.

On August 9, 2017, the Company issued 5,148 shares of common stock to its directors in payment of board fees valued at $18,017.

On November 13, 2017, the Company issued 2,276 shares of common stock to its directors in payment of board fees valued at $4,005.

During the year ended December 31, 2016, the Company issued 18,914 shares of common stock to its directors in lieu of payment of board fees, valued at $45,000, and issued 8,334 shares of common stock to the Chief Executive Officer as compensation, valued at $17,000.

During the year ended December 31, 2016, the Company issued 41,667 shares of common stock to a consultancy firm in lieu of payment for services. The fair value at issuance was calculated at $2.52 per share, with the total amount of $105,000 to be expensed over the period of the services.

Employees’ exercise options

During 2017, 4,167 employee stock options were exercised resulting in the cashless issuance of 1,610 shares of common stock. There were no stock options exercised during 2016.

Derivative Liabilities

In connection with the issuances of equity instruments or debt, the Company may issue options or warrants to purchase common stock. In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity. In addition, the equity instrument or debt may contain embedded derivative instruments, such as conversion options or listing requirements, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument. The Company early-adopted the new provisions issued July 2017, for derivative liability instruments under FASB ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Under ASU 2017-11, down round features do not meet the criteria for derivative accounting and no liability is to be recorded until an actual issuance of securities triggers the down-round feature. Prior to these provisions, the liabilities were recorded without the actual issuance of the securities triggering the down-round feature.

A) Securities Purchase Agreements dated October 25, 2013 and November 8, 2013

Pursuant to a series of Private Investors Securities Purchase Agreements, on October 25, 2013 and November 8, 2013, the Company issued to certain private investors an aggregate of 1,026,972 units consisting of 1,026,972 shares of common stock and warrants to purchase an additional 1,026,972 shares of common stock for an aggregate purchase price of $3,697,100. The warrants were immediately exercisable at an exercise price of $6.00 per share, and had a term of three years which expired in 2016.

In connection with the share issuances described above, and pursuant to a placement agency letter agreement, the Company paid the placement agent cash commissions equal to 8% of the gross proceeds of the offering, reimbursed the placement agent for its reasonable out of pocket expenses, and issued to the placement agent warrants to purchase an aggregate of 82,158 shares of common stock. The placement agent warrants have substantially the same terms as the warrants issued to the investors, except the placement agent warrants were immediately exercisable on a cashless basis.

The cashless exercise features contained in the warrants were considered to be derivatives and the Company recorded warrant liabilities on the consolidated balance sheet. The Company initially recorded the warrant liabilities equal to their estimated fair value of $325,891. Such amount was also recorded as a reduction of additional paid-in capital. The Company is required to mark-to-market the warrant liabilities at the end of each reporting period. For the year ended December 31, 2016, the Company recorded a gain on the change in the fair value of the cashless exercise feature of $7,478. As of December 31, 2016, the fair value of the cashless exercise features was $0 as the underlying warrants expired during the fourth quarter of 2016.

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

The common stock had a purchase price reset feature. If at any time prior to the two year anniversary of the effective date of the registration statement covering the public resale of such shares ( January 29, 2015), the Company sold or issued shares of common stock or securities that are convertible into common stock at a price lower than $2.40 per share, the Company would have been required to issue additional shares of common stock for no additional consideration.

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

As a result of the early adoption of ASU 2017-11 referred to in Note A – Recently Issued Accounting Pronouncements, the “full ratchet” anti-dilution feature is no longer a determinant for derivative liability accounting. As the “full ratchet” anti-dilution feature was determined to have no value in the past, the adoption had no effect on the balance sheets or statements of operations.

C) Securities Purchase Agreement dated September 23, 2015

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

As a result of the early adoption of ASU 2017-11 referred to in Note A – Recently Issued Accounting Pronouncements, the “full ratchet” anti-dilution feature is no longer a determinant for derivative liability accounting. As the “full ratchet” anti-dilution feature was determined to have no value in the past, the adoption had no effect on the balance sheets or statements of operations.

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

3. Warrants

The Company has issued warrants to certain creditors, investors, investment bankers and consultants. A summary of warrant activity is as follows:

	Total Warrants	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value

Outstanding, as of January 1, 2016	1,704,628	4.40	3.02

Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(444,548)	6.00
Outstanding, as of December 31, 2016	1,260,080	3.84	2.78	—
Granted	138,889	3.60
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, as of December 31, 2017	1,398,969	3.81	2.06	—
Vested or expected to vest at December 31, 2017	1,398,969	3.81	2.06	—
Exercisable at December 31, 2017	1,398,969	3.81	2.06	—

On September 22, 2017, the Company issued to Wong Kwok Fong, a director and executive officer of the Company, warrants to purchase 138,889 shares of Common Stock in connection with the purchase of 427,778 shares of common stock by Mr. Fong. The warrants are immediately exercisable at an exercise price of $3.60 per share and have a term of five years.

NOTE O—STOCK OPTIONS

2004 Stock Option Plan

On October 12, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan (the 2004 Plan). The 2004 Plan was not presented to stockholders for approval and thus incentive stock options were not available under this plan. Under the terms of this plan, 166,667 shares of common stock were reserved for issuance to employees, officers, directors, and consultants of the Company at exercise prices which may not be below 85% of fair market value. The term of stock options granted may not exceed ten years. Options issued under the 2004 Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, as defined, all options outstanding vest immediately. The 2004 Plan expired in October 2014.

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

Non-Plan Stock Options

Periodically, the Company has granted options outside of the 2004 and 2015 Plans to various employees and consultants. In the event of change in control, as defined, certain of the non-plan options outstanding vest immediately.

Stock Option Activity

Information summarizing option activity is as follows:

	Number of Options					Weighted average	Weighted average remaining	Aggregate
	1999 Plan	2004 Plan	2015 Plan	Non Plan	Total	exercise price	life (in years)	intrinsic value

Outstanding, as of December 31, 2015	20,834	85,008	—	259,088	364,930	$3.87

Granted	—	—	27,087	—	27,087	2.74
Exercised	—	—	—	—	—
Forfeited	—	—	(2,084)	(8,335)	(10,419)	2.16
Expired	(20,834)	(15,628)	—	(3,473)	(39,935)	2.50
Outstanding, as of December 31, 2016	—	69,380	25,003	247,280	341,663	$3.99	4.23	$53,936

Granted	—	—	64,167	1,170,000	1,234,167	2.69
Exercised	—	—	—	(4,167)	(4,167)	2.16
Forfeited	—	—	(7,084)	(65,140)	(72,224)	2.62
Expired	—	(17,084)	—	(4,862)	(21,946)	8.86
Outstanding, as of December 31, 2017	—	52,296	82,086	1,343,111	1,477,493	$2.91	5.64	$0
Vested or expected to vest at December 31, 2017					1,083,691	$2.98	5.43	$0
Exercisable at December 31, 2017					261,294	$3.96	3.09	$0

The options outstanding and exercisable at December 31, 2017 were in the following exercise price ranges:

			Options Outstanding			Options Exercisable
Range of exercise prices			Number of shares	Weighted average exercise price	Weighted average remaining life (in years)	Number exercisable	Weighted average exercise price
$1.90	-	2.50	87,064	$2.16	4.65	56,422	$2.16
2.51	-	3.50	1,207,296	2.70	6.15	21,740	3.23
3.51	-	5.04	183,132	4.60	2.77	183,132	4.60
$1.90	-	5.04	1,477,493			261,294

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $1.77 as of December 31, 2017, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2017 was 0.

The weighted average fair value of options granted during the years ended December 31, 2017 and 2016 was $2.32 and $1.86 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2017 and 2016 was $5,667 and $0, respectively. The total fair value of shares vested during the years ended December 31, 2017 and 2016 was $197,281 and $285,430 respectively.

As of December 31, 2017, future compensation cost related to nonvested stock options is $1,634,611 and will be recognized over an estimated weighted average period of 2.19 years.

NOTE P—INCOME TAXES

There was no provision for federal or state taxes as at December 31, 2017 and 2016.

In December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly impacts the future ongoing U.S. corporate income tax by, among things, lowering the U.S. corporate income tax rates from 34% to 21%, providing for unlimited net operating loss carry-forward periods, and implementing a territorial tax system. The reduction of the U.S. corporate tax rate required the Company to revalue its U.S. deferred tax assets and liabilities and valuation allowances to the recently enacted federal rate of 21%. This transitional impact resulted in a provisional reduction of certain of the Company’s US deferred tax assets which are offset by a full valuation allowance.

The Company has deferred taxes due to income tax credits, net operating loss carryforwards, and the effect of temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of deferred taxes are as follows at December 31:

	2017	2016

Current asset:
Accrued compensation	$118,000	$67,000
Accounts receivable allowance	277,000	202,000
Non-current asset (liability):
Stock-based compensation	387,000	360,000
Basis differences in fixed assets	(18,000)	(8,000)
Basis differences in intangible assets	46,000	60,000
Net operating loss and credit carryforwards	12,052,000	18,597,000
Valuation allowances	(12,862,000)	(19,278,000)

	$—	$—

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

As of December 31, 2017, the Company has federal net operating loss carryforwards of approximately $57,064,000 subject to expiration between 2021 and 2037.  These net operating loss carryforwards are subject to the limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company.

A reconciliation of the effective income tax rate on operations reflected in the Statements of Operations to the US Federal statutory income tax rate is presented below.

	2017	2016

Federal statutory income tax rate	34%	34%
Permanent differences	—	—
Change in tax laws/tax rate	(13)	-
Effect of net operating loss	(21)	(34)

Effective tax rate	—%	—%

The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The periods from 2014 through 2017 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax audit risk beyond those periods. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any significant interest expense recognized during the years ended December 31, 2017 and 2016.

NOTE Q—PROFIT SHARING PLAN

The Company has established a savings plan under section 401(k) of the Internal Revenue Code. All employees of the Company, after completing one day of service, are eligible to enroll in the 401(k) plan. Participating employees may elect to defer a portion of their salary on a pre-tax basis up to the limits as provided by the IRS Code. The Company is not required to match employee contributions but may do so at its discretion. The Company made no contributions during the years ended December 31, 2017 and 2016.

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

The reconciliation of the numerator of the basic and diluted EPS calculations, due to the inclusion of preferred stock dividends was as follows for the following fiscal years ended December 31:

	2017	2016

Basic Numerator:
Loss from continuing operations	$(4,275,338)	$(4,189,704)
Convertible preferred stock dividends	(769,158)	(802,500)
Net loss available to common stockholders (basic and diluted EPS)	$(5,044,496)	$(4,992,204)

The following table summarizes the weighted average securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive.

	Years ended December 31,
	2017	2016

Preferred stock	5,264,422	5,416,667
Stock options	15,529	17,657
Warrants	2,109	1,018

Potentially dilutive securities	5,282,060	5,435,342

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Years ended December 31,
	2017	2016

Stock options	1,390,428	235,845
Warrants	1,351,052	1,212,163

Total	2,741,480	1,448,008

NOTE S—SUBSEQUENT EVENTS

On March 23, 2018, holders of shares of the Company’s Series B-1 Convertible Preferred Stock (the “Series B-1 Preferred”) converted 60,240 shares of Series B-1 Preferred into 1,678,334 shares of common stock.

On March 23, 2018, the Company issued 115,857 shares of common stock to holders of shares of Series B-1 Preferred in consideration of the conversion of $417,084 of accrued dividends payable on the Series B-1 Preferred resulting in a per share purchase price of $3.60.  In connection with the forgoing transaction, the Company waived a standstill provision to permit a holder of shares of Series B-1 Preferred to increase its conversion limitation to 19.99% of the Company’s issued and outstanding shares of common stock to be effective 61 days after such waiver.

On March 23, 2018, the Company issued 7,659 shares of common stock to its directors in payment of board and board committee fees.

On March 23, 2018, the Company issued options to purchase 9,000 shares of common stock to six non-employee members of the Board of Directors.  The options have a three year vesting period, seven year term, and exercise price of $1.96.

On March 23, 2018, the Company issued options to purchase 212,918 shares of the Company’s common stock to certain officers, employees, and contractors. The options have a three year vesting period, seven year term, and exercise price of $1.96.

On March 28, 2018, the Company issued 762 shares of common stock to its directors in payment of committee fees.

The Company has reviewed subsequent events through the date of this filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-KEY INTERNATIONAL, INC.

Date: April 2, 2018	By:	/s/ MICHAEL W. DEPASQUALE
Michael W. DePasquale
CHIEF EXECUTIVE OFFICER (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. DEPASQUALE	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	April 2, 2018
Michael W. DePasquale

/s/ CECILIA WELCH	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2018
Cecilia Welch

/s/ROBERT J. MICHEL	Director	April 2, 2018
Robert J. Michel

/s/ THOMAS E. BUSH III	Director	April 2, 2018
Thomas E. Bush

/s/ THOMAS GILLEY	Director	April 2, 2018
Thomas Gilley

/s/ WONG KWOK FONG	Director	April 2, 2018
Wong Kwok Fong

/s/ YAO JIANHUI	Director	April 2, 2018
Yao Jianhui

/s/ FABIAN SHIN	Director	April 2, 2018
Fabian Shin

/s/ PIETER KNOOK	Director	April 2, 2018
Pieter Knook

EXHIBIT INDEX

Exhibit	Exhibit
No.

3.1	Certificate of Incorporation of BIO-key International, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the SEC on January 5, 2005)

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the current report on Form 8-K, filed with the SEC on January 5, 2005)

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Appendix A to the definitive proxy statement, filed with the SEC on January 18, 2006)

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

10.4	Form of Warrant (incorporated by reference to Exhibit 10.30 to the registration statement on Form S-1, filed with the SEC on July 26, 2013)

10.5

Employment Agreement by and between BIO-key International, Inc. and Cecilia Welch dated May 15, 2013 (incorporated by reference to Exhibit 10.42 to the annual report on Form 10-K, filed with the SEC on March 31, 2014)

10.6

Third Amendment to Lease Agreement by and between BIO-key International, Inc. and Victor AOP, Inc. dated June 30, 2013 (incorporated by reference to Exhibit 10.43 to the annual report on Form 10-K, filed with the SEC on March 31, 2014)

10.7

First Amendment to Lease Agreement by and between BIO-key International, Inc. and BRE/DP MN LLC dated September 12, 2013 (incorporated by reference to Exhibit 10.44 to the annual report on Form 10-K, filed with the SEC on March 31, 2014)

10.8

Form of Investor Warrant, by and between the Company and certain investors dated November 13, 2014 (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q, filed with the SEC on November 14, 2014)

10.9	Form of Convertible Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on November 2, 2015)

10.10	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the SEC on November 2, 2015)

10.11	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q, filed with the SEC on November 16, 2015)

10.12	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q, filed with the SEC on November 16, 2015)

10.13	BIO-key International, Inc. 2015 Equity Incentive Plan (incorporated by reference to Appendix A to the definitive proxy statement filed with the SEC on December 15, 2015)

10.14

Software License Purchase Agreement Dated November 11, 2015 by and among BIO-key Hong Kong Limited, Shining Union Limited, WWTT Technology China, Golden Vast Macao Commercial Offshore Limited, Giant Leap International Limited (incorporated by reference to Exhibit 10.36 to the registration statement on Form S-1 File No. 333-208747 filed with the SEC on December 23, 2015)**

10.15

Securities Purchase Agreement dated November 11, 2016 by and between Registrant and Wong Kwok Fong (Kelvin) (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q, filed with the SEC on November 14, 2016)

10.16

Securities Purchase Agreement dated April 28, 2017 by and between Registrant and Wong Kwok Fong (Kelvin) (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 8-K, filed with the SEC on May 5, 2017)

10.17

Common Stock Purchase Agreement dated May 2, 2017 by and between Registrant and Xanthe Holdings Ltd. (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 8-K, filed with the SEC on May 5, 2017)

10.18	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the SEC on May 5, 2017)

10.19

Form Non-Plan Option Agreement between the Company and certain of its directors, officers, employees and contractors (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed with the SEC on May 15, 2017)

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