Form 10-Q
period 2018-03-31
BIO KEY INTERNATIONAL INC
filed 2018-05-15
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of May 14, 2018 was 10,674,217.

BIO-KEY INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION

BIO-KEY International, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,299,631	$288,721
Accounts receivable, net	305,176	2,875,946
Due from factor	54,045	109,865
Inventory	899,160	946,847
Resalable software license rights	2,730,000	2,640,000
Prepaid expenses and other	166,875	152,654
Total current assets	5,454,887	7,014,033
Resalable software license rights, net of current portion	7,196,348	7,933,808
Accounts receivable, net of current portion	740,000	760,000
Equipment and leasehold improvements, net	193,002	181,165
Capitalized contract costs, net	365,367	-
Deposits and other assets	8,712	8,712
Intangible assets, net	175,449	181,104
Total non-current assets	8,678,878	9,064,789
TOTAL ASSETS	$14,133,765	$16,078,822

LIABILITIES
Accounts payable	$252,985	$499,230
Accrued liabilities	524,680	688,023
Dividends payable on preferred stock	369,486	630,408
Deferred revenue	374,439	507,866
Total current liabilities	1,521,590	2,325,527
TOTAL LIABILITIES	1,521,590	2,325,527

Commitments and contingencies
STOCKHOLDERS’ EQUITY:

Series A-1 convertible preferred stock: authorized, 100,000 (liquidation preference of $100 per share); issued and outstanding 62,596 of $.0001 par value at March 31, 2018 and December 31, 2017, respectively	6	6
Series B-1 convertible preferred stock: authorized, 105,000 (liquidation preference of $100 per share); issued and outstanding 44,580 and 105,000 of $.0001 par value at March 31, 2018 and December 31, 2017, respectively	5	11
Common stock — authorized, 170,000,000 shares; issued and outstanding; 9,493,936 and 7,691,324 of $.0001 par value at March 31, 2018 and December 31, 2017, respectively	949	769
Additional paid-in capital	81,639,682	80,829,001
Accumulated deficit	(69,028,467)	(67,076,492)
TOTAL STOCKHOLDERS’ EQUITY	12,612,175	13,753,295
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,133,765	$16,078,822

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY International, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2018	2017

Revenues
Services	$302,449	$320,587
License fees	102,719	496,568
Hardware	436,287	601,180
Total revenues	841,455	1,418,335
Costs and other expenses
Cost of services	154,733	38,820
Cost of license fees and other	1,024,712	622,114
Total cost and other expenses	1,179,445	660,934
Gross profit (loss)	(337,990)	757,401

Operating expenses
Selling, general and administrative	1,461,854	1,620,150
Research, development and engineering	392,154	493,444
Total operating expenses	1,854,008	2,113,594
Operating loss	(2,191,998)	(1,356,193)
Other income
Interest income	6	6
Total other income	6	6
Net loss	(2,191,992)	(1,356,187)
Convertible preferred stock dividends	(156,162)	(200,625)
Net loss available to common stockholders	$(2,348,154)	$(1,556,812)

Basic & Diluted Loss per Common Share	$(0.30)	$(0.26)

Weighted Average Shares Outstanding:
Basic & Diluted	7,851,514	6,094,955

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY International, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,191,992)	$(1,356,187)
Adjustments to reconcile net loss to cash provided by operating activities:
Allowance for doubtful accounts	-	500,000
Depreciation	21,020	7,819
Amortization of intangible assets	5,655	3,402
Amortization of software license rights	659,414	341,160
Amortization of capitalized contract costs	18,668	-
Stock based directors fees	16,512	5,003
Share and warrant-based compensation for employees and consultants	533,421	156,086
Change in assets and liabilities:
Accounts receivable	2,590,770	1,000,775
Due from factor	55,820	(64,253)
Capitalized contract costs	(144,018)	-
Inventory	47,687	(105,527)
Software license rights	(11,954)	53,628
Prepaid expenses and other	(14,221)	(13,171)
Accounts payable	(246,245)	(313,150)
Accrued liabilities	(163,343)	44,692
Deferred revenue	(133,427)	(143,324)
Net cash provided by operating activities	1,043,767	116,953
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(32,857)	(13,893)
Net cash used for investing activities	(32,857)	(13,893)
CASH FLOW FROM FINANCING ACTIVITIES:
Costs to issue preferred and common stock	-	(5,946)
Net cash used for financing activities	-	(5,946)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,010,910	97,114
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	288,721	1,061,307
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,299,631	$1,158,421

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY International, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2018	2017

Cash paid for:
Interest	$-	$-

Noncash Investing and financing activities
Accrual of unpaid preferred stock dividends	$156,162	$200,625
Conversion of B-1 preferred dividends payable to common stock	417,084	-
Conversion of B-1 preferred stock to common stock	6,042,000	-

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY International Inc., and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 (Unaudited)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

BIO-key International, Inc., founded in 1993, develops and markets proprietary fingerprint identification biometric technology and software solutions. The Company was a pioneer in developing automated, finger identification technology that supplements or compliments other methods of identification and verification, such as personal inspection identification, passwords, tokens, smart cards, ID cards, PKI, credit card, passports, driver’s licenses, OTP or other form of possession or knowledge-based credentialing. Additionally, advanced BIO-key® technology has been, and is, used to improve both the accuracy and speed of competing finger-based biometrics.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The balance sheet at March 31, 2018 was derived from the audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on April 2, 2018.

 Recently Issued Accounting Pronouncements

In May 2014, ASU No. 2014-09, “Revenue from Contracts with Customers” was issued. The Company adopted ASU 2014-09 and its related amendments (collectively known as ASC 606) effective on January 1, 2018 using the modified retrospective method. Please see Note 3 "Revenue from Contracts with Customers" for the required disclosures related to the impact of adopting this standard and a discussion of the Company's updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

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

The Company has incurred significant losses to date and at March 31, 2018 and had an accumulated deficit of approximately $69 million. In addition, broad commercial acceptance of the Company’s technology is critical to the Company’s success and ability to generate future revenues. At March 31, 2018, the Company’s total cash and cash equivalents were approximately $1,300,000, as compared to approximately $289,000 at December 31, 2017.

The Company has financed operations in the past through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. The Company estimates that it currently requires approximately $592,000 per month to conduct operations and pay dividend obligations, a monthly amount that it has been unable to achieve consistently through revenue generation.

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

3.	REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as "legacy GAAP" or the "previous guidance". The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. To achieve this core principle, the Company applies the following five steps:

●	Identify the contract with a customer
●	Identify the performance obligations in the contract
●	Determine the transaction price
●	Allocate the transaction price to performance obligations in the contract
●	Recognize revenue when or as the Company satisfies a performance obligation

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three month period ended:

				March 31,
	North America	EMEA*	Asia	2018
License fees	$60,969	$41,750	$-	$102,719
Hardware	99,590	214,776	121,921	436,287
Support and Maintenance	177,916	8,713	13,970	200,599
Professional services	101,850	-	-	101,850
Total Revenues	440,325	265,239	135,891	841,455

*EMEA – Europe, Middle East, Africa

All of the Company's performance obligations, and associated revenue, are generally transferred to customers at a point in time, with the exception of support and maintenance, and professional services, which are generally transferred to the customer over time.

Software licenses

Software license revenue consist of fees for perpetual software licenses for one or more of our biometric fingerprint solutions. Revenue is recognized at a point in time once the software is available to the customer for download. Software license contracts are generally invoiced in full on execution of the arrangement.

Hardware

Hardware revenue consists of fees for associated equipment sold with or without a software license arrangement, such as servers, locks and fingerprint readers. Customers are not obligated to buy third party hardware from us, and may procure these items from a number of suppliers. Revenue is recognized at a point in time once the hardware is shipped to the customer. Hardware items are generally invoiced in full on execution of the arrangement.

Support and Maintenance

Support and Maintenance revenue consists of fees for unspecified upgrades, telephone assistance and bug fixes. The Company satisfies its Support and Maintenance performance obligation by providing “stand-ready” assistance as required over the contract period. We record deferred revenue (contract liability) at time of invoice until the contracts term occurs. Revenue is recognized over time on a ratable basis over the contract term. Support and Maintenance contracts are up to one year in length and are generally invoiced either annually or quarterly in advance.

Professional Services

Professional services revenues primarily consist of fees for deployment and optimization services, as well as training. The majority of our consulting contracts are billed on a time and materials basis, and revenue is recognized based on the amount billable to the customer in accordance with practical expedient ASC 606-10-55-18. For other professional services contracts, the Company utilizes an input method and recognizes revenue based on labor hours expended to date relative to the total labor hours expected to be required to satisfy its performance obligation.

Contracts with Multiple Performance Obligations

Some of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine the standalone selling prices based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of our contracts, the cloud applications sold, customer demographics, geographic locations, and the number and types of users within our contracts.

We considered several factors in determining that control transfers to the customer upon shipment of hardware and availability of download of software.  These factors include that legal title transfers to the customer, we have a present right to payment, and the customer has assumed the risks and rewards of ownership.

Accounts receivable from our customers are typically due within 30 days of invoicing.  We do not record a reserve of product returns or warranties as amounts are deemed immaterial based on historical experience.

Costs to Obtain and Fulfill a Contract

Costs to obtain and fulfill a contract are predominantly sales commissions earned by our sales force and are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit that we have determined to be four years. These costs are included as capitalized contract costs on the balance sheet.  We determined the period of benefit by taking into consideration our customer contracts, our technology, and other factors based on historical evidence. Amortization expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.  Amortization expense for the three months ending March 31, 2018 approximated $18,700.

Financial Statement Impact of Adopting ASC 606

The cost of obtaining the contract reflects the outcome of the sales effort in educating, demonstrating and selling our solutions. Accordingly under ASC 606, commissions are a capitalized cost due to the acquisition of a new customer. The Company adopted ASC 606 using the modified retrospective method. The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2018 (solely capitalized commissions) was recorded as an adjustment to accumulated deficit as of the adoption date.

As a result of applying the modified retrospective method to adopt the new revenue guidance, the following adjustments were made to the following select condensed consolidated balance sheet line items as of January 1, 2018:

	As reported - December 31, 2017	Adjustments	As adjusted - January 1, 2018

Capitalized contract costs	$-	$240,017	$240,017
Total assets	$16,078,822	$240,017	$16,318,839

Accumulated deficit	$(67,076,492)	$240,017	$(66,836,475)
Total Stockholders’ Equity	$13,753,295	$240,017	$13,993,312
Total Liabilities and Stockholders’ Equity	$16,078,822	$240,017	$16,318,839

Impact of New Revenue Guidance on Financial Statement Line Items

The following table compares selected reported condensed consolidated balance sheet, statement of operations and cash flows, as of and for the three months ended March 31, 2018, to the pro-forma amounts had the previous guidance still been applied:

	As reported	Pro-forma	Increase (decrease)

Consolidated balance sheet data:
Capitalized contract costs	$365,367	$-	$365,367

Consolidated statement of operations data:
Selling, general and administrative expenses	$1,461,854	$1,587,204	$125,350
Net loss	$(2,191,992)	$(2,317,342)	$(125,350)
Net loss available to common stockholders	$(2,348,154)	$(2,473,504)	$(125,350)
Basic & Diluted Loss per Common Share	$(0.30)	$(0.32)	$(0.02)
Consolidated statement of cash flow data:
Net loss	$(2,191,992)	$(2,317,342)	$(125,350)
Change in capitalized contract costs	$(125,350)	$-	$125,350
Net cash provided by operating activities	$1,043,767	$1,043,767	$-

Revenue recognized during the three months ended March 31, 2018 from amounts included in deferred revenue at the beginning of the period was approximately $135,000 and consisted solely of deferred maintenance contracts recognized over time. The Company did not recognize any revenue from performance obligations satisfied in prior periods. Total deferred revenue (contract liability) was $374,439 and $507,866 at March 31, 2018 and December 31, 2017, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as at March 31, 2018. The guidance provides certain practical expedients that limit this requirement, which all of the Company’s contracts meet as follows:

●	The performance obligation is part of a contract that has an original expected duration of one year or less, in accordance with ASC 606-10-50-14.

At March 31, 2018 deferred revenue represents our remaining performance obligations related to support and maintenance, all of which is expected to be recognized within one year.

4.	ACCOUNTS RECEIVABLE

Accounts receivable are carried at original amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful receivables by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Accounts receivable are written off when deemed uncollectible. As a result of the payment delays for a large customer, the Company has continued to reserve $1,000,000 at March 31, 2018, which represents 57% of the remaining balance owed under the contract. Recoveries of accounts receivable previously written off are recorded when received. Accounts receivable at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31,	December 31,
	2018	2017
Accounts receivable - current	$318,961	$2,889,731
Accounts receivable - non current	1,740,000	1,760,000
	2,058,961	4,649,731
Allowance for doubtful accounts - current	(13,785)	(13,785)
Allowance for doubtful accounts - non current	(1,000,000)	(1,000,000)
	(1,013,785)	(1,013,785)
Accounts receivable, net of allowances for doubtful accounts	$1,045,176	$3,635,946

5.	SHARE BASED COMPENSATION

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2018	2017

Selling, general and administrative	$471,146	$112,856
Research, development and engineering	78,787	48,233
	$549,933	$161,089

6.	FACTORING

Due from factor consisted of the following as of:

	March 31,	December 31,
	2018	2017

Original invoice value	$216,178	$423,349
Factored amount	(162,133)	(313,484)
Balance due from factor	$54,045	$109,865

The Company entered into an accounts receivable factoring arrangement with a financial institution (the “Factor”) which has been extended to October 31, 2018. Pursuant to the terms of the arrangement, the Company, from time to time, sells to the Factor a minimum of $150,000 per quarter of certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 35% of the foreign and 75% of the domestic accounts receivable balance to the Company (the “Advance Amount”), with the remaining balance, less fees to be forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. In addition, the Company, from time to time, receives over advances from the factor. Factoring fees range from 2.75% to 15% of the face value of the invoice factored, and are determined by the number of days required for collection of the invoice. The cost of factoring is included in selling, general and administrative expenses. The cost of factoring was as follows:

	Three Months ended March 31,
	2018	2017

Factoring fees	$91,523	$48,391

7.	INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or market, and consists primarily of fabricated assemblies and finished goods. Inventory is comprised of the following as of:

	March 31,	December 31,
	2018	2017

Finished goods	$435,191	$487,858
Fabricated assemblies	463,969	458,989
Total inventory	$899,160	$946,847

8.	RESALABLE SOFTWARE LICENSE RIGHTS

On November 11, 2015, the Company entered into a license agreement for the rights to all software and documentation regarding the technology currently known as or offered under the FingerQ name. The license agreement grants the Company the exclusive right to reproduce, create derivative works and distribute copies of the FingerQ software and documentation, create new FingerQ related products, and grant sub-licenses of the licensed technology to end users. The license rights have been granted to the Company in perpetuity, with a stated number of end-user resale sub-licenses allowed under the contract for a total of $12,000,000. The cost of sub-license rights expected to be amortized in the following 12 months is $2,730,000 and is classified as current, with remainder as non-current.

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

The remaining license rights are to be amortized over the greater of the following: 1) an estimate of the economic use of such license rights, 2) straight line method over ten years or 3) the actual usage of such rights. The Company believes categorizing the amortization expense under Cost of Sales more closely reflects the nature of the license right arrangement and the use of the technology. A total of $660,000 and $388,092 was expensed during the three month periods ended March 31, 2018 and 2017, respectively. Since the license purchase, a cumulative amount of $2,218,596 has been expensed, with a carrying balance of $9,781,404 as of March 31, 2018.

On December 31, 2015, the Company purchased third-party software licenses in the amount of $180,000 in anticipation of a large pending deployment that has yet to materialize. The Company is amortizing the total cost over the same methodology described above with the greatest of the three approaches being the amortization for the periods. A total of $12,540, net of expense was credited and $6,696 was expensed during the three month periods ended March 31, 2018 and 2017, respectively. Since the license purchase, the actual per unit cost (actual usage) of such license rights in the cumulative amount of $35,056 net of credits has been expensed, with a carrying balance of $144,944 as of March 31, 2018. The Company has classified the balance as non-current until a larger deployment occurs. Software license rights is comprised of the following as of:

	March 31,	December 31,
	2018	2017

Current software license rights	$2,730,000	$2,640,000
Non-current software license rights	7,196,348	7,933,808
Total software license rights	$9,926,348	$10,573,808

9.	EARNINGS PER SHARE (“EPS”)

The Company’s basic EPS is calculated using net income (loss) available to common shareholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible preferred stock.

The reconciliation of the numerator of the basic and diluted EPS calculations was as follows for the three month periods ended March 31, 2018 and 2017:

	Three Months ended March 31,
	2018	2017

Basic Numerator:

Net loss	$(2,191,992)	$(1,356,187)
Convertible preferred stock dividends	(156,162)	(200,625)
Net loss available to common stockholders (basic and diluted)	$(2,348,154)	$(1,556,812)

The following table summarizes the weighted average securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the net losses for the three months ended March 31, 2018 and 2017:

	Three Months ended March 31,
	2018	2017

Preferred stock	4,506,259	5,416,667
Stock options	4,542	54,512
Warrants	-	3,668
Total	4,510,801	5,474,847

The following table sets forth options and warrants which were excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months Ended March 31,
	2018	2017

Stock options	1,468,325	218,761
Warrants	1,398,969	1,212,163
Total	2,867,294	1,430,924

10.	STOCKHOLDERS’ EQUITY

Preferred Stock

Within the limits and restrictions provided in the Company’s Certificate of Incorporation, the Board of Directors has the authority, without further action by the shareholders, to issue up to 5,000,000 shares of preferred stock, $.0001 par value per share, in one or more series, and to fix, as to any such series, any dividend rate, redemption price, preference on liquidation or dissolution, sinking fund terms, conversion rights, voting rights, and any other preference or special rights and qualifications. As of March 31, 2018, 100,000 shares of preferred stock have been designated as Series A-1 Convertible Preferred Stock, of which 62,596 shares are issued and outstanding, and 105,000 shares of preferred stock have been designated as Series B-1 Convertible Preferred Stock, of which 44,580 are issued and outstanding.

Series A-1 Convertible Preferred Stock

On October 22 and 29, 2015, the Company issued 84,500 shares of Series A-1 Convertible Preferred Stock (“Series A-1 Stock”) at a purchase price of $100.00 per share, for aggregate gross proceeds of $8,450,000. On November 11, 2015, 5,500 additional shares of Series A-1 Stock were issued at a purchase price of $100.00 per share, for gross cash proceeds of $550,000. Shares of Series A-1 Stock are convertible at any time at the option of the holder into shares of common stock by dividing the Series A-1 Original Issue Price by an initial conversion price of $3.60 per share, subject to adjustment for stock dividends, stock splits, combinations, and reclassifications of the Company’s capital stock, and subject to a “blocker provision” which prohibits conversion if such conversion would result in the holder being the beneficial owner of in excess of 9.99% of the Company’s common stock.   In connection with the request of the sole holder of the Series A-1 Stock, on August 7, 2017 the Company waived a standstill agreement to permit the holder  to increase his conversion cap to 35% effective 61 days after such waiver request. The Series A-1 Stock accrues dividends at the rate of 6% per annum payable quarterly on April 1, July, 1, October 1, and January 1 of each year. Until October 1, 2017, the dividends were payable in cash provided that if payment in cash would be prohibited under applicable Delaware corporation law or cause the Company to breach any agreement for borrowed money, such dividends are payable in kind through the issuance of additional shares of common stock having a value equal to the volume weighted average trading price of the Company’s common stock for the ten (10) days preceding the applicable dividend payment date. Commencing January 1, 2018, dividends are payable at the option of the Company in cash or kind through the issuance of additional shares of common valued as described above.

The holders of the Series A-1 Stock are entitled to designate one person to serve on the Board of Directors of the Company.  The holders of the Series A-1 Stock are entitled to vote on an as converted to common stock basis together with the holders of our common stock on all matters presented to our stockholders. Upon any liquidation or dissolution of the Company, any merger or consolidation involving the Company or any subsidiary of the Company in which the shares of capital stock of the Company outstanding immediately prior to such merger or consolidation do not represent immediately following such merger or consolidation at least a majority of the voting power of the capital stock of the resulting or surviving corporation, or the sale of all or substantially all assets in a single transaction or a series of related transactions, unless the holders of at least a majority of the outstanding Series A-1 Stock elect otherwise, holders of Series A-1 Stock shall be entitled to receive prior to any payment to any holders of the Company’s common stock an amount per share equal to $100.00 per share plus any declared and unpaid dividends (pari-passu with the Series B-1 holders).

On September 22, 2017, the holder of the Series A-1 Stock elected to convert $540,000 in accrued dividends payable into 150,000 shares of common stock at a conversion price of $3.60. On October 17, 2017, the holder of the Series A-1 Stock converted 27,404 shares of Series A-1 Stock into 761,222 shares of common stock at a conversion price of $3.60

Overall balances and conversion of Series A-1 shares and accrued dividends into common stock has been as follows:

	Series A-1	Accrued Dividends

Balance – January 1, 2017	90,000	$270,000
Accrual of dividends – Q1 2017		135,000
Accrual of dividends – Q2 2017		135,000
Accrual of dividends – Q3 2017		135,000
Conversion into common stock – September 2017	-	(540,000)
Conversion into common stock – October 2017	(27,404)	-
Accrual of dividends – Q4 2017		101,658
Balance – December 31, 2017	62,596	$236,658
Accrual of dividends – Q1 2018		93,894
Balance – March 31, 2018	62,596	$330,552

The Series A-1 Stock contains options that based on an evaluation of FASB ASC 815-15, “Embedded Derivatives” and FASB ASC 815-40-15, “Contracts in Entity’s Own Equity - Scope and Scope Exceptions,” are considered embedded features:  Preferred Stock’s conversion option:  The Series A-1 Stock is convertible at the holder’s option at any time at the fixed conversion price of $3.60 per share; Quarterly Dividend Conversion Option:  From issuance until December 31, 2017, the majority of holders could have  elected to have the quarterly dividend payment made in shares of common stock, having a value equal to the volume weighted average trading price of the common stock during the ten (10) trading day period preceding the applicable dividend payment date. These features were analyzed by the Company and determined that they were not required to be bifurcated from the preferred stock and recorded as derivatives as they are clearly and closely related to an equity host.

Series B-1 Convertible Preferred Stock

On November 11, 2015, the Company issued 105,000 shares of Series B-1 Convertible Preferred Stock (the “Series B-1 Stock”) at a purchase price of $100.00 per share, for gross proceeds of $10,500,000.  Shares of the Series B-1  Stock are convertible at any time at the option of the holder into shares of common stock by dividing the Series B-1 Original Issue Price by an initial conversion price of $3.60 per share, subject to adjustment for stock dividends, stock splits, combinations, and reclassifications of the Company’s capital stock, and subject to a “blocker provision” which prohibits conversion if such conversion would result in the holder being the beneficial owner of in excess of 9.99% of the Company’s common stock (See  below waiver.) The Series B-1 Stock accrues dividends at the rate of 2.5% per annum payable quarterly on April 1, July, 1, October 1, and January 1 of each year payable in cash provided that if payment in cash would be prohibited under applicable Delaware corporation law or cause the Company to breach any agreement for borrowed money, or if the majority of the outstanding shares of the Series B-1 Stock elect otherwise, such dividends are payable in kind through the issuance of additional shares of common stock having a value equal to the volume weighted average trading price of the Company’s common stock for the ten (10) days preceding the applicable dividend payment date.

The holders of the Series B-1 Stock are entitled to designate one person to serve on the Board of Directors of the Company. The holders of the Series B-1 Stock are entitled to vote on an as converted to common stock basis together with the holders of our common stock on all matters presented to our stockholders. Upon any liquidation or dissolution of the Company, any merger or consolidation involving the Company or any subsidiary of the Company in which the shares of capital stock of the Company outstanding immediately prior to such merger or consolidation do not represent immediately following such merger or consolidation at least a majority of the voting power of the capital stock of the resulting or surviving corporation, or the sale of all or substantially all assets in a single transaction or a series of related transactions, unless the holders of at least a majority of the outstanding Series B-1 Stock elect otherwise, holders of Series B-1 Stock shall be entitled to receive prior to any payment to any holders of the Company’s common stock an amount per share equal to $100.00 per share plus any declared and unpaid dividends (pari-passu with the Series A-1 holders).

On March 23, 2018, holders of shares of Series B-1  Stock converted 60,420 shares of Series B-1 Stock into 1,678,334 shares of common stock.

On March 23, 2018, the Company issued 115,857 shares of common stock to holders of shares of Series B-1 Stock in consideration of the conversion of $417,084 of accrued dividends payable on the Series B-1 Stock resulting in a per share purchase price of $3.60.  In connection with the forgoing transaction, the Company waived a standstill provision to permit a holder of shares of Series B-1 Stock to increase its conversion limitation to 19.99% of the Company’s issued and outstanding shares of common stock to be effective 61 days after such waiver.

Overall balances and conversion of Series B-1 shares and accrued dividends into common stock has been as follows:

	Series B-1	Accrued Dividends

Balance – January 1, 2017	105,000	$131,250
Accrual of dividends – Q1 2017		65,625
Accrual of dividends – Q2 2017		65,625
Accrual of dividends – Q3 2017		65,625
Accrual of dividends – Q4 2017		65,625
Balance – December 31, 2017	105,000	393,750
Conversion into common stock – March 2018	(60,420)	(417,084)
Accrual of dividends – Q1 2018		62,268
Balance – March 31, 2018	44,580	$38,934

The Series B-1 Stock contains options that based on an evaluation of FASB ASC 815-15, “Embedded Derivatives” and FASB ASC 815-40-15, “Contracts in Entity’s Own Equity - Scope and Scope Exceptions,” are considered embedded features:  Preferred Stock’s conversion option:  The Series B-1 Stock is convertible at the holder’s option at any time at the fixed conversion price of $3.60 per share; Quarterly Dividend Conversion Option:  The majority of holders may elect to have the quarterly dividend payment made in shares of common stock, having a value equal to the volume weighted average trading price of the common stock during the ten (10) trading day period preceding the applicable dividend payment date. These features were analyzed by the Company and determined that they were not required to be bifurcated from the preferred stock and recorded as derivatives as they are clearly and closely related to an equity host.

Common Stock

On March 23, 2018, in addition to the conversion of Series B-1 Stock and accrued dividends payable into a total of 1,794,191 shares of common stock, the Company issued 7,659 shares of common stock to its directors in payment of board and board committee fees valued at $15,011.  On March 28, 2018, the Company issued 762 shares of common stock to its directors in payment of committee fees valued at $1,501.

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

Securities Purchase Agreement dated November 13, 2014

Pursuant to a Securities Purchase Agreement, dated November 13, 2014, by and between the Company and a number of private and institutional investors, the Company issued to certain private investors 664,584 shares of common stock and warrants to purchase an additional 996,877 shares of common stock for aggregate gross proceeds of $1,595,000.

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

As a result of the early adoption of ASU 2017-11, the “full ratchet” anti-dilution feature is no longer a determinant for derivative liability accounting. As the “full ratchet” anti-dilution feature was determined to have no value in the past, the adoption had no effect on the balance sheets or statements of operations.

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

As a result of the early adoption of ASU 2017-11, the “full ratchet” anti-dilution feature is no longer a determinant for derivative liability accounting. As the “full ratchet” anti-dilution feature was determined to have no value in the past, the adoption had no effect on the balance sheets or statements of operations.

Issuances of Stock Options

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

The fair value of the options issued during the three months ended March 31, 2018 was estimated on the date of grant at $381,876 using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate: 2.56%, expected life of options in years: 4.5, expected dividends: 0, volatility of stock price: 143%.

11.	SEGMENT INFORMATION

The Company has determined that it operates in one discrete segment consisting of biometric products. Geographically, North American sales accounted for approximately 52% and 83% of the Company’s total sales for the three-month periods ended March 31, 2018 and 2017, respectively.

12.	FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, inventory, due from factor, accounts payable and accrued liabilities are carried at, or approximate, fair value because of their short-term nature.

13.	MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLES

For the three months ended March 31, 2018 and 2017, two customers accounted for 48% of revenues and three customers accounted for 70% of revenues, respectively. Three customers accounted for 53% of current accounts receivable as of March 31, 2018. One customer accounted for 100% of non-current accounts receivable as of March 31, 2018 and December 31, 2017. Based on prior history with this customer, the Company believes the amount is fully collectable, however, the Company has reserved $1,000,000 which represents 57% of the remaining balance owed under the contract, due to the length of time the receivable has been outstanding.  At December 31, 2017, one customer accounted for 55% of current accounts receivable.

14.	CONTINGENCIES

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of March 31, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

15.	SUBSEQUENT EVENTS

On April 3, 2018, the sole holder of shares of Series A-1 Stock converted 39,088 shares of Series A-1 Stock into 1,085,778 shares of common stock.

On April 3, 2018, the Company issued 91,820 shares of common stock to the sole holder of shares of Series A-1 Stock in consideration of the conversion of $330,552 of accrued dividends payable on the Series A-1 Stock resulting in a per share purchase price of $3.60.

On May 10, 2018, the Company issued 2,035 shares of common stock to its directors in payment of board fees.

On May 14, 2018, the Company issued 648 shares of common stock to its directors in payment of committee fees.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts contained in this Report on Form 10-Q, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in the forward-looking statements are reasonable, we cannot be sure that they will be achieved. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: our history of losses and limited revenue; our ability to raise additional capital; our ability to protect our intellectual property; changes in business conditions; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; security breaches; competition between us and other companies in the biometric technology industry; market acceptance of biometric products generally and our products under development; our ability to expand into the Asian market; delays in the development of products and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below and should be read in conjunction with our unaudited condensed consolidated financial statements and related information contained herein and in our audited financial statements as of December 31, 2017

OVERVIEW

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

We intend to expand our business into the cloud and mobile computing industries. The emergence of cloud computing and mobile computing are primary drivers of commercial and consumer adoption of advanced authentication applications, including biometric and BIO-key authentication capabilities.  As the value of assets, services and transactions increases on such networks, we expect that security and user authentication demand should rise proportionately. Our integration partners include major web and network technology providers, who we believe will deliver our cloud-applicable solutions to interested service-providers. These service-providers could include, but are not limited to, financial institutions, web-service providers, consumer payment service providers, credit reporting services, consumer data service providers, healthcare providers and others. Additionally, our integration partners include major technology component providers and OEM manufacturers, who we believe will deliver our device-applicable solutions to interested hardware manufacturers. Such manufacturers could include cellular handset and smartphone manufacturers, tablet manufacturers, laptop and PC manufacturers, among other hardware manufacturers. Our recently introduced SAML (Security Assertion Markup Language) and Open ID solutions will create new opportunities for us in 2018.

CRITICAL ACCOUNTING POLICIES

For detailed information regarding our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2017.  There have been no material changes to our critical accounting policies (except where described in note 3) and estimates from those disclosed in our most recent Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

For detailed information regarding recent account pronouncements, see Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2018 AS COMPARED TO MARCH 31, 2017

Consolidated Results of Operations - Percent Trend

	Three Months Ended March 31,
	2018	2017
Revenues
Services	36%	23%
License fees	12%	35%
Hardware	52%	42%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	18%	3%
Cost of license fees and other	122%	44%
Total Cost of Goods Sold	140%	47%
Gross profit (loss)	-40%	53%

Operating expenses
Selling, general and administrative	174%	114%
Research, development and engineering	46%	35%
Total Operating Expenses	220%	149%
Operating loss	-261%	-96%

Other income	-%	-%

Net loss	-261%	-96%

Revenues and cost of goods sold

	Three months ended
	March 31,
	2018	2017	$ Change	% Change

Revenues
Service	$302,449	320,587	$(18,138)	-6%
License	102,719	496,568	(393,849)	-79%
Hardware	436,287	601,180	(164,893)	-27%
Total Revenue	$841,455	$1,418,335	$(576,880)	-41%

Cost of goods sold
Service	$154,733	38,820	115,913	299%
License &Hardware	1,024,712	622,114	402,598	65%
Total COGS	$1,179,445	$660,934	$518,511	78%

Revenues

For the three months ended March 31, 2018, service revenues were $302,449 as compared to $320,587 during the three months ended March 31, 2017, a decrease of $18,138, or 6%. The decrease was due to non-recurring custom service revenue decreasing to $101,850 as compared to $180,500 during the three months ended March 31, 2017, caused primarily by a 52% decrease of custom services to one customer. The decrease was offset by recurring maintenance and support revenue increasing to approximately $200,600 as compared to $140,100 during the three months ended March 31, 2017, attributable largely to maintenance and support of a large license order shipped in December of 2017.

For the three months ended March 31, 2018, license revenue decreased 79% to $102,719 from $496,568 for the three months ended March 31, 2017. The decrease was due primarily  to a single large order in 2017 without a comparable order in 2018. During the three months ended March 31, 2018, we continued to ship products to Omnicell (formerly Aesynt) for the continued deployment of our identification technology in its AccuDose® product line, and for continued expansion of biometric ID deployments with commercial partners Educational Biometric Technology, Union Pacific, Identimetrics and expanded several healthcare facilities.

Hardware sales decreased during the three months ended March 31, 2018 by approximately $164,900, or 27%, to $436,287 from $601,180 during the three months ended March 31, 2017.    The decrease in fingerprint readers was due primarily to three large orders in 2017 without comparable orders in 2018. During the three months ended March 31, 2018, we shipped $150,680 of biometric locks, representing 34% of hardware revenue, compared to zero lock revenue for the corresponding period in 2017.

Costs of goods sold

For the three months ended March 31, 2018, cost of service increased approximately $116,000 or 299% to $154,733 due primarily to increased  outside contractor costs and reclassification of research and development resources to cost of goods sold to support a contract for specific non-recurring custom services revenue that ended in the first quarter of 2018. For the three months ended March 31, 2018, costs of license and hardware revenue increased 65% to $1,024,712 from $622,114 during the three months ended March 31, 2017 related to higher costs associated with lock revenue, and an increase of approximately $270,000 in amortization of software rights.

Selling, general and administrative

	Three months ended
	March 31,
	2018	2017	$ Change	% Change

Selling, general and administrative	$1,461,854	$1,620,150	$(158,296)	-10%

Selling, general and administrative expenses for the three months ended March 31, 2018 decreased 10% to $1,461,854 as compared to $1,620,150 for the corresponding period in 2017.   The decrease was due to a $500,000 bad debt expense recorded in 2017 related to contract payments that were  behind schedule, and higher commissions expensed in 2017 than 2018.   These amounts were offset by an increase in factoring fees of $43,132 and approximately $368,000 non-cash, share-based compensation expenses.

Research, development and engineering

	Three months ended
	March 31,
	2018	2017	$ Change	% Change

Research, development and engineering	$392,154	$493,444	$(101,290)	-21%

For the three months ended March 31, 2018, research, development and engineering expenses decreased 21% to $392,154 as compared to $493,444 for the corresponding period in 2017. The decrease resulted primarily from the reclassification of research and development resources to cost of goods sold to support a contract, decreased personnel and recruiting costs, and reductions in contractor labor, which amounts were offset by increased non-cash, share-based compensation expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash provided by operations during the three months ended March 31, 2018 was approximately $1,044,000. The cash provided by operating activities was attributable primarily to the following items:

●

Net positive cash flows related to adjustments for non-cash expenses for depreciation, amortization, share-based compensation, and issuance of common stock to our non-employee directors of approximately $1,254,000, and a decrease in accounts receivable of approximately $2,591,000.

●	Net negative cash flows related to payments for liabilities and reductions of deferred revenue of approximately $543,000.

Approximately $33,000 was used for investing activities during the three months ended March 31, 2018 related to capital expenditures.

We had net working capital at March 31, 2018 of approximately $3,933,000 as compared to net working capital of approximately $4,688,000 at December 31, 2017.

Liquidity and Capital Resources

Since our inception, our capital needs have been principally met through proceeds from the sale of equity and debt securities.  We expect capital expenditures to be less than $100,000 during the next twelve months.

The following sets forth our primary sources of capital during the previous two years:

We entered into an accounts receivable factoring arrangement with a financial institution (the “Factor”) which has since been extended through October 31, 2018. Pursuant to the terms of the arrangement, from time to time, we sell to the Factor a minimum of $150,000 per quarter of certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 35% of the foreign and 75% of the domestic accounts receivable balance to us (the “Advance Amount”), with the remaining balance, less fees, to be forwarded to us once the Factor collects the full accounts receivable balance from the customer. In addition, from time to time, we receive over advances from the Factor. Factoring fees range from 2.75% to 15% of the face value of the invoice factored, and are determined by the number of days required for collection of the invoice. We expect to continue to use this factoring arrangement periodically to assist with our general working capital requirements due to contractual requirements.

On November 18, 2016, we issued to Wong Kwok Fong (Kelvin), a director, executive officer and principal stockholder of the Company, 516,667 shares of common stock at a purchase price of $3.60 per share for gross cash proceeds of $1,860,000.

On April 28, 2017, we issued to Wong Kwok Fong (Kelvin), a director, executive officer and principal stockholder of the Company, 277,778 shares of common stock at a purchase price of $3.60 per share for gross cash proceeds of $1,000,000.

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

On September 22, 2017, we issued to Wong Kwok Fong (Kelvin), a director, executive officer and principal stockholder of the Company, 427,778 shares of common stock and warrants to purchase 138,889 shares of common stock for an aggregate purchase price of $1,540,000, or $3.60 per share. The purchase consisted of a cash payment of $1,000,000 and the conversion of accrued dividends payable on the Company’s Series A-1 Convertible Preferred Stock of $540,000.

Liquidity outlook

At March 31, 2018, our total cash and cash equivalents were approximately $1,300,000, as compared to approximately $289,000 at December 31, 2017.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We estimate that we currently require approximately $592,000 per month to conduct our operations and pay dividend obligations, a monthly amount that we have been unable to consistently achieve through revenue generation. During the first quarter of 2018, we generated approximately $841,000 of revenue, which is below our average monthly requirements.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2018.   Based upon that evaluation, our CEO and CFO concluded that as of March 31, 2018, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our president, in order to allow timely decisions regarding required disclosure..

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 23, 2018, we issued 7,659 shares of common stock and options to purchase 9,000 shares of common stock to certain of our non-employee directors in payment of directors’ fees. The options are exercisable at $1.96 per share, have a term of seven years, and vest-in in equal annual installments over a three-year period.

On March 23, 2018, we issued options to purchase to purchase 212,918 shares of common stock to certain officers, employees, and contractors.   The options are exercisable at $1.96 per share, have a term of seven years, and vest-in in equal annual installments over a three-year period.

On March 28, 2018, we issued 762 shares of common stock to certain of our non-employee directors in payment of directors’ fees.

The foregoing securities were issued in private placement transactions pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, without general solicitation or advertising of any kind and without payment of placement agent or brokerage fees to any person.

ITEM 6.	EXHIBITS

Exhibit No.		Description

10.1

Securities Purchase Agreement, dated March 23, 2018, by and between BIO-key International, Inc. and Giant Leap International, Ltd. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on March 28, 2018)

10.2

Securities Purchase Agreement, dated March 23, 2018, by and between BIO-key International, Inc. and Micron Technology Development Limited (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the SEC on March 28, 2018)

31.1		Certificate of CEO of Registrant pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certificate of CFO of Registrant pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*		Certificate of CEO of Registrant pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*		Certificate of CFO of Registrant pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation

101.DEF		XBRL Taxonomy Extension Definition

101.LAB		XBRL Taxonomy Extension Labels

101.PRE		XBRL Taxonomy Extension Presentation

	*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-Key International, Inc.

Dated: May 15, 2018	/s/ MICHAEL W. DEPASQUALE
Michael W. DePasquale
Chief Executive Officer

Dated: May 15, 2018	/s/ CECILIA C. WELCH
Cecilia C. Welch
Chief Financial Officer