Form 10-Q
period 2018-06-30
BIO KEY INTERNATIONAL INC
filed 2018-08-14
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of August 13, 2018 is 12,591,279.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

PART I -- FINANCIAL INFORMATION

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$304,006	$288,721
Accounts receivable, net	491,651	2,875,946
Due from factor	27,663	109,865
Inventory	930,478	946,847
Resalable software license rights	2,820,000	2,640,000
Prepaid expenses and other	156,695	152,654
Total current assets	4,730,493	7,014,033
Resalable software license rights, net of current portion	6,425,706	7,933,808
Accounts receivable, net of current portion	720,000	760,000
Equipment and leasehold improvements, net	189,360	181,165
Capitalized contract costs, net	341,622	-
Deposits and other assets	8,712	8,712
Intangible assets, net	187,826	181,104
Total non-current assets	7,873,226	9,064,789
TOTAL ASSETS	$12,603,719	$16,078,822

LIABILITIES
Accounts payable	$330,431	$499,230
Accrued liabilities	484,578	688,023
Dividends payable	-	630,408
Deferred revenue	328,183	507,866
Total current liabilities	1,143,192	2,325,527
TOTAL LIABILITIES	1,143,192	2,325,527

Commitments and contingencies

STOCKHOLDERS’ EQUITY

Series A-1 convertible preferred stock: authorized, 100,000 (liquidation preference of $100 per share); issued and outstanding 0 and 62,596 of $.0001 par value at June 30, 2018 and December 31, 2017, respectively	-	6
Series B-1 convertible preferred stock; authorized, 105,000 (liquidation preference of $100 per share): issued and outstanding 0 and 105,000 of $.0001 par value at June 30, 2018 and December 31, 2017, respectively	-	11
Common stock: authorized, 170,000,000 shares; issued and outstanding; 12,587,997 and 7,691,324 of $.0001 par value at June 30, 2018 and December 31, 2017, respectively	1,259	769
Additional paid-in capital	82,143,199	80,829,001
Accumulated deficit	(70,683,931)	(67,076,492)
TOTAL STOCKHOLDERS’ EQUITY	11,460,527	13,753,295
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,603,719	$16,078,822

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues
Services	$249,121	$134,061	$551,570	$454,648
License fees	154,251	127,751	256,970	624,319
Hardware	344,769	625,069	781,056	1,226,249
Total revenues	748,141	886,881	1,589,596	2,305,216
Costs and other expenses
Cost of services	120,841	55,660	275,573	94,480
Cost of license fees, hardware, and other	908,962	740,301	1,933,675	1,362,415
Total costs and other expenses	1,029,803	795,961	2,209,248	1,456,895
Gross profit (loss)	(281,662)	90,920	(619,652)	848,321

Operating Expenses
Selling, general and administrative	1,076,184	1,431,208	2,538,038	3,051,358
Research, development and engineering	297,633	449,049	689,787	942,493
Total Operating Expenses	1,373,817	1,880,257	3,227,825	3,993,851
Operating loss	(1,655,479)	(1,789,337)	(3,847,477)	(3,145,530)
Other income
Interest income	14	8	21	14
Total other income	14	8	21	14
Net loss	(1,655,465)	(1,789,329)	(3,847,456)	(3,145,516)
Convertible preferred stock dividends	(41,870)	(200,625)	(198,033)	(401,250)
Net loss available to common stockholders	$(1,697,335)	$(1,989,954)	$(4,045,489)	$(3,546,766)

Basic and Diluted Loss per Common Share	$(0.15)	$(0.32)	$(0.42)	$(0.57)

Weighted Average Shares Outstanding:
Basic and diluted	11,375,320	6,359,974	9,623,151	6,228,197

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(3,847,456)	$(3,145,516)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Bad debt expense	-	500,000
Depreciation	44,596	15,513
Amortization of intangible assets	8,966	6,833
Amortization of resalable software license rights	1,318,559	729,755
Amortization of capitalized contract costs	59,044	-
Share-based and warrant compensation for employees and consultants	676,454	564,275
Stock based directors fees	23,021	10,008
Change in assets and liabilities:
Accounts receivable	2,424,295	715,357
Due from factor	82,202	24,176
Capitalized contract costs	(160,649)	-
Inventory	16,369	(101,754)
Resalable software license rights	9,543	75,648
Prepaid expenses and other	(4,041)	16,556
Accounts payable	(168,799)	(133,215)
Accrued liabilities	(203,445)	86,027
Deferred revenue	(179,683)	(215,598)
Net cash provided by (used for) operating activities	98,976	(851,935)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(68,479)	(140,664)
Net cash used for investing activities	(68,479)	(140,664)
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock	-	1,000,000
Costs to issue preferred and common stock	(15,212)	(80,366)
Net cash provided by (used for) financing activities	(15,212)	919,634
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,285	(72,965)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	288,721	1,061,307
CASH AND CASH EQUIVALENTS, END OF PERIOD	$304,006	$988,342

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY International, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2018	2017

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Noncash investing and financing activities
Accrual of unpaid dividends on preferred stock	$198,033	$401,250
Conversion of A-1 preferred dividends payable to common stock	$356,015	$—
Conversion of A-1 preferred stock to common stock	$6,259,600	$—
Conversion of B-1 preferred dividends payable to common stock	$472,426	$—
Conversion of B-1 preferred stock to common stock	$10,500,000	$—
Issuance of common stock for consultancy services	$—	$114,585

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 (Unaudited)

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The balance sheet at June 30, 2018 was derived from the audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on April 2, 2018.

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

In February 2016, the FASB issued ASU 2016-02, “Leases”. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements, and expects that it will increase its assets and liabilities for amounts yet to be determined.

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

Reclassification

Reclassifications occurred to certain prior year amounts in order to conform to the current year classifications including segregating the hardware revenues. The reclassifications have no effect on the reported net loss.

2.	GOING CONCERN

The Company has incurred significant losses to date and at June 30, 2018 had an accumulated deficit of approximately $71 million. In addition, broad commercial acceptance of the Company’s technology is critical to the Company’s success and ability to generate future revenues. At June 30, 2018, the Company’s total cash and cash equivalents were approximately $304,000, as compared to approximately $289,000 at December 31, 2017.

The Company has financed operations in the past through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. The Company estimates that it currently requires approximately $592,000 per month to conduct operations, a monthly amount that it has been unable to achieve consistently through revenue generation.

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

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as "legacy GAAP" or the "previous guidance". The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. To achieve this core principle, the Company applies the following five steps:

●	Identify the contract with a customer
●	Identify the performance obligations in the contract
●	Determine the transaction price
●	Allocate the transaction price to performance obligations in the contract
●	Recognize revenue when or as the Company satisfies a performance obligation

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three month periods ended:

	North America	South America	EMEA*	Asia	June 30, 2018

License fees	$69,151	$30,000	$55,100	$-	$154,251
Hardware	120,496	53,040	10,298	160,935	344,769
Support and Maintenance	225,602	16	12,503	3,000	241,121
Professional services	6,000	-	2,000	-	8,000
Total Revenues	$421,249	$83,056	$79,901	$163,935	$748,141

	North America	South America	EMEA*	Asia	June 30, 2017

License fees	$37,168	$583	$-	$90,000	$127,751
Hardware	359,732	2,011	590	262,736	625,069
Support and Maintenance	114,275	176	9,100	310	123,861
Professional services	4,800	-	-	5,400	10,200
Total Revenues	$515,975	$2,770	$9,690	$358,446	$886,881

The following table summarizes revenue from contracts with customers for the six month periods ended:

	North America	South America	EMEA*	Asia	June 30, 2018

License fees	$130,120	$30,000	$96,850	$-	$256,970
Hardware	220,086	53,040	225,074	282,856	781,056
Support and Maintenance	403,518	16	21,216	16,970	441,720
Professional services	107,850	-	2,000	-	109,850
Total Revenues	$861,574	$83,056	$345,140	$299,826	$1,589,596

	North America	South America	EMEA*	Asia	June 30, 2017

License fees	$531,735	$583	$-	$92,000	$624,318
Hardware	721,822	2,341	590	501,496	1,226,249
Support and Maintenance	247,701	245	15,295	708	263,949
Professional services	185,300	-	-	5,400	190,700
Total Revenues	$1,686,558	$3,169	$15,885	$599,604	$2,305,216

*EMEA – Europe, Middle East, Africa

All of the Company's performance obligations, and associated revenue, are generally transferred to customers at a point in time, with the exception of support and maintenance, and professional services, which are generally transferred to the customer over time.

Software licenses

Software license revenue consist of fees for perpetual software licenses for one or more of the Company’s biometric fingerprint solutions. Revenue is recognized at a point in time once the software is available to the customer for download. Software license contracts are generally invoiced in full on execution of the arrangement.

Hardware

Hardware revenue consists of fees for associated equipment sold with or without a software license arrangement, such as servers, locks and fingerprint readers. Customers are not obligated to buy third party hardware from the Company, and may procure these items from a number of suppliers. Revenue is recognized at a point in time once the hardware is shipped to the customer. Hardware items are generally invoiced in full on execution of the arrangement.

Support and Maintenance

Support and Maintenance revenue consists of fees for unspecified upgrades, telephone assistance and bug fixes. The Company satisfies its Support and Maintenance performance obligation by providing “stand-ready” assistance as required over the contract period. The Company records deferred revenue (contract liability) at time of invoice until the contracts term occurs. Revenue is recognized over time on a ratable basis over the contract term. Support and Maintenance contracts are up to one year in length and are generally invoiced either annually or quarterly in advance.

Professional Services

Professional services revenues consist primarily of fees for deployment and optimization services, as well as training. The majority of the Company’s consulting contracts are billed on a time and materials basis, and revenue is recognized based on the amount billable to the customer in accordance with practical expedient ASC 606-10-55-18. For other professional services contracts, the Company utilizes an input method and recognizes revenue based on labor hours expended to date relative to the total labor hours expected to be required to satisfy its performance obligation.

Contracts with Multiple Performance Obligations

Some contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis.  The standalone selling prices are determined based on overall pricing objectives, taking into consideration market conditions and other factors, including the value of the contracts, the cloud applications sold, customer demographics, geographic locations, and the number and types of users within the contracts.

The Company considered several factors in determining that control transfers to the customer upon shipment of hardware and availability of download of software.  These factors include that legal title transfers to the customer, the Company has a present right to payment, and the customer has assumed the risks and rewards of ownership.

Accounts receivable from customers are typically due within 30 days of invoicing.  The Company does not record a reserve for product returns or warranties as amounts are deemed immaterial based on historical experience.

Costs to Obtain and Fulfill a Contract

Costs to obtain and fulfill a contract are predominantly sales commissions earned by the sales force and are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit determined to be four years. These costs are included as capitalized contract costs on the balance sheet.   The period of benefit was determined by taking into consideration customer contracts, technology, and other factors based on historical evidence. Amortization expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Financial Statement Impact of Adopting ASC 606

The Company adopted ASC 606 using the modified retrospective method. The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2018 was recorded as an adjustment to accumulated deficit as of the adoption date. The cost of obtaining the contract reflects the outcome of the sales effort in educating, demonstrating and selling our solutions. Accordingly under ASC 606, commissions are a capitalized cost due to the acquisition of a new customer.

As a result of applying the modified retrospective method to adopt the new revenue guidance, the following adjustments were made to the following select condensed consolidated balance sheet line items as of January 1, 2018:

	As reported - December 31, 2017	Adjustments	As adjusted - January 1, 2018

Capitalized contract assets	$-	$240,017	$240,017
Total assets	$16,078,822	$240,017	$16,318,839

Accumulated deficit	$(67,076,492)	$240,017	$(66,836,475)
Total Stockholders’ Equity	$13,753,295	$240,017	$13,993,312
Total Liabilities and Stockholders’ Equity	$16,078,822	$240,017	$16,318,839

Impact of New Revenue Guidance on Financial Statement Line Items

The following table compares selected reported condensed consolidated balance sheet, statement of operations and cash flows, as of and for the three and six months ended June 30, 2018, to the pro-forma amounts had the previous guidance still been applied:

	As of June 30, 2018
	As reported	Pro-forma	Increase (decrease)

Consolidated balance sheet data:
Capitalized contract costs, net	$341,622	$-	$(341,622)

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As reported	Pro-forma	Increase (decrease)	As reported	Pro-forma	Increase (decrease)
Consolidated statement of operations data:
Selling, general and administrative expenses	1,076,184	1,052,439	(23,745)	$2,538,038	$2,639,643	$101,605
Net loss	(1,655,465)	(1,631,720)	23,745	(3,847,456)	(3,949,061)	(101,605)
Net loss available to common stockholders	(1,697,335)	(1,673,590)	23,745	(4,045,489)	(4,147,094)	(101,605)
Basic & Diluted Loss per Common Share	(0.15)	(0.15)	0.00	(0.42)	(0.43)	(0.01)

	Six Months Ended June 30, 2018
	As reported	Pro-forma	Increase (decrease)
Consolidated statement of cash flow data:
Net loss	(3,847,456)	(3,949,061)	(101,605)
Change in contract assets	(101,605)	-	101,605
Net cash provided by operating activities	98,976	98,976	-

Revenue recognized during the three and six months ended June 30, 2018 from amounts included in deferred revenue at the beginning of the period was approximately $79,000 and $197,000 respectively. The Company did not recognize any revenue from performance obligations satisfied in prior periods. Total deferred revenue (contract liability) was $328,183 and $507,866 at June 30, 2018 and December 31, 2017, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as at June 30, 2018. The guidance provides certain practical expedients that limit this requirement, which the Company’s contracts meet as follows:

●	The performance obligation is part of a contract that has an original expected duration of one year or less, in accordance with ASC 606-10-50-14.

At June 30, 2018 deferred revenue represents our remaining performance obligations related to support and maintenance, all of which is expected to be recognized within one year.

4.	ACCOUNTS RECEIVABLE

Accounts receivable are carried at original amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful receivables by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Accounts receivable are written off when deemed uncollectible. As a result of the payment delays for a large customer, the Company has continued to reserve $1,000,000 at June 30, 2018, which represents 58% of the remaining balance owed under the contract. Recoveries of accounts receivable previously written off are recorded when received. Accounts receivable at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30,	December 31,
	2018	2017

Accounts receivable - current	$505,436	$2,889,731
Accounts receivable - non current	1,720,000	1,760,000
Total accounts receivable	2,225,436	4,649,731
Allowance for doubtful accounts - current	(13,785)	(13,785)
Allowance for doubtful accounts - non current	(1,000,000)	(1,000,000)
Total allowance for doubtful accounts	(1,013,785)	(1,013,785)
Accounts receivable, net of allowance for doubtful accounts	$1,211,651	$3,635,946

5.	SHARE BASED COMPENSATION

The following table presents share-based compensation expenses included in the Company’s unaudited condensed interim consolidated statements of operations:

	Three Months Ended June 30,
	2018	2017

Selling, general and administrative	$128,620	$394,264
Research, development and engineering	20,922	18,930
	$149,542	$413,194

	Six Months Ended June 30,
	2018	2017

Selling, general and administrative	$599,766	$507,120
Research, development and engineering	99,709	67,163
	$699,475	$574,283

6.	FACTORING

Due from factor consisted of the following as of:

	June 30,	December 31,
	2018	2017

Original invoice value	$118,494	$423,349
Factored amount	(90,831)	(313,484)
Due from factor	$27,663	$109,865

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

	Three Months ended June 30,
	2018	2017

Factoring fees	$12,691	$85,326

	Six Months ended June 30,
	2018	2017

Factoring fees	$104,214	$133,717

7.	INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or net realizable value, and consists primarily of fabricated assemblies and finished goods. Inventory is comprised of the following as of:

	June 30,	December 31,
	2018	2017

Finished goods	$408,984	$487,858
Fabricated assemblies	521,494	458,989
Total inventory	$930,478	$946,847

8.	RESALABLE SOFTWARE LICENSE RIGHTS

On November 11, 2015, the Company entered into a license agreement for the rights to all software and documentation regarding the technology currently known as or offered under the FingerQ name. The license agreement grants the Company the exclusive right to reproduce, create derivative works and distribute copies of the FingerQ software and documentation, create new FingerQ related products, and grant sub-licenses of the licensed technology to end users. The license rights have been granted to the Company in perpetuity, with a stated number of end-user resale sub-licenses allowed under the contract for a total of $12,000,000. The cost of sub-license rights expected to be amortized in the following 12 months is $2,820,000 and is classified as current, with remainder as non-current.

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

The remaining license rights are to be amortized over the greater of the following: 1) an estimate of the economic use of such license rights, 2) straight line method over ten years or 3) the actual usage of such rights. The Company believes categorizing the amortization expense under Cost of Sales more closely reflects the nature of the license right arrangement and the use of the technology. A total of $660,000 and $390,000 was expensed during the three month periods ended June 30, 2018 and 2017, respectively. A total of $1,320,000 and $778,092 was expensed during the six month periods ended June 30, 2018 and 2017, respectively.  The 2018 expense was recorded based on the economic use model.  Since the license purchase, a cumulative amount of $2,878,596 has been expensed, with a carrying balance of $9,121,404 as of June 30, 2018.

On December 31, 2015, the Company purchased third-party software licenses in the amount of $180,000 in anticipation of a large pending deployment that has yet to materialize. The Company is amortizing the total cost over the same methodology described above with the greatest of the three approaches being the amortization for the periods. A total of $20,642 and $22,020 was expensed during the three month periods ended June 30, 2018 and 2017, respectively. A total of $8,102 (net of credits of $14,400) and $28,716 was expensed during the six month periods ended June 30, 2018 and 2017, respectively. Since the license purchase, the actual per unit cost (actual usage) of such license rights in the cumulative amount of $55,698 net of credits has been expensed, with a carrying balance of $124,302 as of June 30, 2018. The Company has classified the balance as non-current until a larger deployment occurs. Software license rights is comprised of the following as of:

	June 30,	December 31,
	2018	2017

Current resalable software license rights	$2,820,000	$2,640,000
Non-current resalable software license rights	6,425,706	7,933,808
Total resalable software license rights	$9,245,706	$10,573,808

9.	EARNINGS (LOSS) PER SHARE - COMMON STOCK (“EPS”)

The Company’s basic EPS is calculated using net loss available to common shareholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible preferred stock.

The reconciliation of the numerator of the basic and diluted EPS calculations was as follows for both of the following three and six month periods ended June 30, 2018 and 2017:

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
Basic Numerator:

Net loss	$(1,655,465)	$(1,789,329)	$(3,847,456)	$(3,145,516)
Convertible preferred stock dividends	(41,870)	(200,625)	(198,033)	(401,250)
Net loss available to common stockholders	$(1,697,335)	$(1,989,954)	$(4,045,489)	$(3,546,766)

The following table summarizes the weighted average securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the net losses for the three and six months ended June 30, 2018 and 2017:

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017

Preferred stock	1,200,767	5,416,667	2,853,513	5,416,667
Stock options	37,015	35,706	19,863	44,580
Warrants	-	3,004	-	3,336
Total	1,237,782	5,455,377	2,873,376	5,464,583

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017

Stock options	1,366,467	218,761	1,445,891	218,761
Warrants	1,398,969	1,212,163	1,398,969	1,212,163
Total	2,765,436	1,430,924	2,844,860	1,430,924

10.	STOCKHOLDERS’ EQUITY

Preferred Stock

Within the limits and restrictions provided in the Company’s Certificate of Incorporation, the Board of Directors has the authority, without further action by the shareholders, to issue up to 5,000,000 shares of preferred stock, $.0001 par value per share, in one or more series, and to fix, as to any such series, any dividend rate, redemption price, preference on liquidation or dissolution, sinking fund terms, conversion rights, voting rights, and any other preference or special rights and qualifications. As of June 30, 2018, 100,000 shares of preferred stock have been designated as Series A-1 Convertible Preferred Stock, of which 0 shares are issued and outstanding, and 105,000 shares of preferred stock have been designated as Series B-1 Convertible Preferred Stock, of which 0 are issued and outstanding.

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

Between September 22, 2017 and May 31, 2018, the holder of the Series A-1 Stock converted all shares of Series A-1 Stock into an aggregate of 2,500,000 shares of common stock and purchased an aggregate of 248,893 shares of common stock in consideration of the conversion of $896,015 of accrued dividends payable on the Series A-1 Stock

As a result of the forgoing conversions, there are no longer any issued and outstanding shares of Series A-1 Stock.

Overall balances and conversion of Series A-1 shares and accrued dividends into common stock has been as follows:

	Series A-1	Accrued Dividends

Balance – January 1, 2017	90,000	$270,000
Accrual of dividends – Q1 2017		135,000
Accrual of dividends – Q2 2017		135,000
Accrual of dividends – Q3 2017		135,000
Conversion into common stock – September 2017	-	(540,000)
Conversion into common stock – October 2017	(27,404)	-
Accrual of dividends – Q4 2017		101,658
Balance – December 31, 2017	62,596	$236,658
Accrual of dividends – Q1 2018		93,894
Conversion into common stock – April 2018	(39,088)	(330,552)
Accrual of dividends – Q2 2018 (until final conversion)		25,463
Conversion into common stock – May 2018	(23,508)	(25,463)
Balance – June 30, 2018	-	$-

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

Series B-1 Convertible Preferred Stock

On November 11, 2015, the Company issued 105,000 shares of Series B-1 Convertible Preferred Stock (the “Series B-1 Stock”) at a purchase price of $100.00 per share, for gross proceeds of $10,500,000.  Shares of the Series B-1  Stock are convertible at any time at the option of the holder into shares of common stock by dividing the Series B-1 Original Issue Price by an initial conversion price of $3.60 per share, subject to adjustment for stock dividends, stock splits, combinations, and reclassifications of the Company’s capital stock, and subject to a “blocker provision” which prohibits conversion if such conversion would result in the holder being the beneficial owner of in excess of 9.99% of the Company’s common stock.  During a conversion detailed in the table below, the Company waived a standstill provision to permit a holder of Series B-1 Stock to increase conversion limitation to 19.99% of the Company's issued and outstanding shares of common stock to be effective 61 days after such waiver.  The Series B-1 Stock accrues dividends at the rate of 2.5% per annum payable quarterly on April 1, July, 1, October 1, and January 1 of each year payable in cash provided that if payment in cash would be prohibited under applicable Delaware corporation law or cause the Company to breach any agreement for borrowed money, or if the majority of the outstanding shares of the Series B-1 Stock elect otherwise, such dividends are payable in kind through the issuance of additional shares of common stock having a value equal to the volume weighted average trading price of the Company’s common stock for the ten (10) days preceding the applicable dividend payment date.

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

Between March 23, 2018 and May 23, 2018, holders of shares of Series B-1 Stock converted all shares of Series B-1 Stock into an aggregate of 2,916,668 shares of common stock and purchased an aggregate of 131,230 shares of common stock in consideration of the conversion of $472,426 of accrued dividends payable on the Series B-1 Stock.

As a result of the forgoing conversions, there are no longer any issued and outstanding shares of Series B-1 Stock.

Overall balances and conversion of Series B-1 shares and accrued dividends into common stock has been as follows:

	Series B-1	Accrued Dividends

Balance – January 1, 2017	105,000	$131,250
Accrual of dividends – Q1 2017		65,625
Accrual of dividends – Q2 2017		65,625
Accrual of dividends – Q3 2017		65,625
Accrual of dividends – Q4 2017		65,625
Balance – December 31, 2017	105,000	393,750
Conversion into common stock – March 2018	(60,420)	(417,084)
Accrual of dividends – Q1 2018		62,268
Accrual of dividends – Q2 2018 (until final conversion)		16,408
Conversion into common stock – May 2018	(44,580)	(55,342)
Balance – June 30, 2018	-	$-

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

On April 3, 2018, the holder of Series A-1 Stock converted shares and accrued dividends payable into a total of 1,177,598 shares of common stock.

On May 10, 2018, the Company issued 2,035 shares of common stock to its directors in payment of board fees.

On May 14, 2018, the Company issued 648 shares of common stock to its directors in payment of committee fees.

On May 23, 2018, the holders of Series B-1 Stock converted shares and accrued dividends payable into a total of 1,253,707 shares of common stock.

On May 31, 2018, the holder of Series A-1 Stock converted shares and accrued dividends payable into a total of 660,073 shares of common stock.

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

There were no additional options issued during the three months ended June 30, 2018.

11.	SEGMENT INFORMATION

The Company has determined that its continuing operations are one discrete segment consisting of biometric products. Geographically, North American sales accounted for approximately 56% and 58% of the Company’s total sales for the three months ended June 30, 2018 and 2017, respectively, and were approximately 54% and 73% of the Company’s total sales for the six months ended June 30, 2018 and 2017, respectively.

12.	FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and due from factor, are carried at, or approximate, fair value because of their short-term nature.

13.	MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

For the three months ended June 30, 2018 and 2017, two customers accounted for 34% and three customers accounted for 52% of revenue, respectively. For the six months ended June 30, 2018 and 2017, two customers accounted for 37% and three customers accounted for 44% of revenue, respectively.

Four customers accounted for 53% of current accounts receivable as of June 30, 2018. One customer accounted for 100% of non-current accounts receivable as of June 30, 2018 and December 31, 2017. Based on prior history with this customer, the Company believes the amount is fully collectable, however, the Company has reserved $1,000,000 which represents 58% of the remaining balance owed under the contract, due to the length of time the receivable has been outstanding.  At December 31, 2017, one customer accounted for 55% of current accounts receivable.

14.	SUBSEQUENT EVENTS

On August 9, 2018, the Company issued 3,282 shares of common stock to its directors in payment of board fees.

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

The following discussion and analysis summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below and should be read in conjunction with our unaudited condensed consolidated financial statements and related information contained herein and in our audited financial statements as of December 31, 2017.

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

In 2016, we began to sell through distributors and directly to consumers and commercial users our SideSwipe, SideTouch and EcoID products. SideSwipe, SideTouch and EcoID are stand-alone fingerprint readers that can be used on any laptop, tablet or other device with a USB port. In 2017, we expanded our consumer product line to include biometric and blue tooth enabled pad locks, TSA approved luggage locks, and bicycle locks. In 2018, we introduced OmniPass Consumer, a secure biometric-enabled application to manage multiple passwords for online apps, services or accounts.

We have developed what we believe is the most discriminating and effective commercially available finger-based biometric technology. Our primary focus is in marketing and selling our technology into commercial logical and physical privilege entitlement & access control markets and our products in both consumer and commercial markets.  Our primary market focus includes, among others, enterprise access, mobile payments & credentialing, online payments, and healthcare record and payment data security.  Our secondary focus includes government and educational markets.

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

As devices with onboard fingerprint sensors continue to deploy to consumers, we expect that third party application developers will demand the ability to authenticate users of their respective applications (app’s) with the onboard fingerprint biometric. We further believe that authentication will occur on the device itself for potentially low-value and, therefore low-risk, use-transactions and that user authentication for high-value transactions will migrate to the application provider’s authentication server, typically located within their supporting technology infrastructure, or Cloud. We have developed our technology to enable, on-device authentication as well as network or cloud-based authentication and believe we may be the only technology vendor capable of providing this flexibility and capability. Our core technology works on over 40 commercially available fingerprint readers, across both Windows and Linux platforms, and Apple iOS and Android mobile operating systems. This interoperability, coupled with the ability to authentic users via the device or cloud, is unique in the industry, provides a key differentiator for us, and in our opinion, makes our technology more viable than competing technologies and expands the size of the overall market for our products.

We believe there is potential for significant market growth in the following key areas:

●	Corporate network access control, including corporate campuses, computer networks and applications;

●	Consumer mobile credentialing, including mobile payments, credit and payment card programs, data and application access, and commercial loyalty programs;

●	Government services and highly regulated industries including, Medicare, Medicaid, Social Security, drivers’ licenses, campus and school ID, passports/visas;

●	Direct sales of fingerprint readers to consumers and commercial customers;

●	Growth in the Asia Pacific region; and

●	Biometric based consumer products.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2018 AS COMPARED TO JUNE 30, 2017

Consolidated Results of Operations - Percent Trend

	Three Months Ended June 30,
	2018	2017
Revenues
Services	33%	15%
License fees	21%	14%
Hardware	46%	71%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	16%	6%
Cost of license fees, hardware, and other	121%	84%
Total Cost of Goods Sold	138%	90%
Gross profit	-38%	10%

Operating expenses
Selling, general and administrative	144%	161%
Research, development and engineering	40%	51%
Total Operating Expenses	184%	212%
Operating loss	-221%	-202%

Other income	0%	0%

Net loss	-221%	-202%

Revenues and cost of goods sold

	Three months ended June 30,
	2018	2017	$ Change	% Change

Revenues
Service	$249,121	$134,061	$115,060	86%
License	154,251	127,751	26,500	21%
Hardware	344,769	625,069	(280,300)	-45%
Total Revenue	$748,141	$886,881	$(138,740)	-16%

	Three months ended June 30,
	2018	2017	$ Change	% Change
Cost of Goods Sold
Service	$120,841	$55,660	$65,181	117%
License, hardware, & other	908,962	740,301	168,661	23%
Total COGS	$1,029,803	$795,961	$233,842	29%

Revenues

For the three months ended June 30, 2018 and 2017, service revenues included approximately $241,000 and $124,000, respectively, of recurring maintenance and support revenue, and approximately $8,000 and $10,000 respectively, of non-recurring custom services revenue.  Recurring service revenue increased 95% in 2018 as we continued to bundle maintenance agreements to our expanding customer license base, including one large new customer and renewed existing maintenance agreements from our legacy customers. Non-recurring custom services decreased 22% for custom services due to fewer customized installations.

For the three months ended June 30, 2018 and 2017, license revenue increased 21% from the corresponding period in 2017. The higher revenue included revenue from both new and existing customers.

For the three months ended June 30, 2018, hardware sales decreased by 45%, as a result of smaller new customer deployments and an increased volume of smaller lock orders.

Costs of goods sold

For the three months ended June 30, 2018, cost of service increased 117%, due to engineering support for maintenance services.

License, hardware, and other costs for the three months ended June 30, 2018 increased approximately 23%. The increase was directly associated with the amortization of the software rights.

Selling, general and administrative

	Three months ended June 30,
	2018	2017	$ Change	% Change

Selling, general and administrative	$1,076,184	$1,431,208	$(355,024)	-25%

Selling, general and administrative costs for the three months ended June 30, 2018 decreased 25% from the corresponding period in 2017. The decrease is attributable to reduced factoring fees, personnel and related costs, and commitment fees, which was offset by higher non-cash compensation, and legal fees.

Research, development and engineering

	Three months ended June 30,
	2018	2017	$ Change	% Change

Research, development and engineering	$297,633	$449,049	$(151,416)	-34%

For the three months ended June 30, 2018, research, development and engineering costs decreased 34% as compared to the corresponding period in 2017, as a result of decreased temporary outside services, and decrease in personnel and related costs.

SIX MONTHS ENDED JUNE 30, 2018 AS COMPARED TO JUNE 30, 2017

Consolidated Results of Operations - Percent Trend

	Six Months Ended June 30,
	2018	2017
Revenues
Services	35%	20%
License fees	16%	27%
Hardware	49%	53%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	17%	4%
Cost of license fees, hardware, and other	122%	59%
Total Cost of Goods Sold	139%	63%
Gross profit	-39%	37%

Operating expenses
Selling, general and administrative	160%	132%
Research, development and engineering	43%	41%
Total Operating Expenses	203%	173%
Operating loss	-242%	-136%

Other income	0%	0%

Net loss	-242%	-136%

Revenues and cost of goods sold

	Six months ended June 30,
	2018	2017	$ Change	% Change
Revenues
Service	551,570	454,648	96,922	21%
License	256,970	624,319	(367,349)	-59%
Hardware	781,056	1,226,249	(445,193)	-36%
Total Revenue	$1,589,596	$2,305,216	$(715,620)	-31%

Cost of Goods Sold
Service	275,573	94,480	181,093	192%
License, hardware, & other	1,933,675	1,362,415	571,260	42%
Total COGS	$2,209,248	$1,456,895	$752,353	52%

Revenues

For the six months ended June 30, 2018 and 2017, service revenues included approximately $442,000 and $264,000, respectively, of recurring maintenance and support revenue, and approximately $110,000 and $191,000, respectively, of non-recurring custom services revenue.  Recurring service revenue increase 67% from 2017 as we continued to bundle maintenance agreements to our expanding customer license base including one large new customer and renewed existing maintenance agreements from our legacy customers. Non-recurring custom services decreased 42% for custom services due to fewer customized installations and software.

For the six months ended June 30, 2018, license revenue decreased as a result of the following contributing factors.  First, we received a large order in the first quarter of 2017 and no comparable orders in the first half of 2018.  Second, although we increased the number of new customer orders in 2018, they were for smaller total values.

For the six months ended June 30, 2018, hardware sales decreased by 36%, as a result of smaller new customer deployments and an increased volume of smaller lock orders.

Costs of goods sold

For the six months ended June 30, 2018 and 2017, cost of service increased 192%, due to engineering support for customized software and maintenance services.

License, hardware, and other costs for the six months ended June 30, 2018 increased approximately 42%. The increase was directly associated with the amortization of the software rights.

Selling, general and administrative

	Six months ended June 30,
	2018	2017	$ Change	% Change

Selling, general and administrative	$2,538,038	$3,051,358	$(513,320)	-17%

Selling, general and administrative costs for the three months ended June 30, 2018 decreased 17% from the corresponding period in 2017. The decrease is attributable to reduced factoring fees personnel and related expenses, and commitment fees which was offset by higher non-cash compensation, and legal fees.

Research, development and engineering

	Six months ended June 30,
	2018	2017	$ Change	% Change

Research, development and engineering	$689,787	$942,493	$(252,706)	-27%

For the six months ended June 30, 2018, research, development and engineering costs decreased 27% from to the corresponding period in 2017, as a result of decreased temporary outside services, personnel and related costs, and recruiting expenses, offset by an increase in non-cash compensation costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash provided by operations during the six months ended June 30, 2018 was approximately $99,000. The cash provided by operating activities was attributable primarily to the following items:

●

Net positive cash flows related to adjustments for non-cash expenses for depreciation, amortization, share-based compensation, and issuance of common stock to our non-employee directors of approximately $2,130,000, and a decrease in accounts receivable of approximately $2,424,000.

●	Net negative cash flows related to payments for liabilities and reductions of deferred revenue of approximately $552,000.

Approximately $68,000 was used for investing activities during the six months ended June 30, 2018 related to capital expenditures.

Approximately $15,000 was used for financing activities during the six months ended June 30, 2018 related to costs of converting the preferred stock to common stock.

At June 30, 2018, we had net working capital of approximately $3,587,000 as compared to net working capital of approximately $4,689,000 at December 31, 2017.  At June 30, 2018, net working capital excluding resalable software license rights was approximately $767,000 as compared to net working capital excluding resalable software license rights of approximately $2,049,000 at December 31, 2017.

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

Liquidity outlook

At June 30, 2018, our total cash and cash equivalents were approximately $304,000, as compared to approximately $289,000 at December 31, 2017.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We estimate that we currently require approximately $592,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation. During the first half of 2018, we generated approximately $1,590,000 of revenue, which is below our average monthly requirements.

If we are unable to continue to generate sufficient revenue to meet our goals, we will need to obtain additional third-party financing to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. We expect that we will, need to obtain additional financing through the issuance of debt or equity securities.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2018. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 10, 2018, we issued 2,035 shares of common stock to certain of our non-employee directors in payment of directors’ fees.

On May 14, 2018, we issued 648 shares of common stock to certain of our non-employee directors in payment of board committee fees

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

BIO-Key International, Inc.

Dated: August 14, 2018	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2018	/s/ Cecilia C. Welch
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