Form 10-Q
period 2018-09-30
BIO KEY INTERNATIONAL INC
filed 2018-11-14
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company, ” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of November 13, 2018 was 13,977,868.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

PART I -- FINANCIAL INFORMATION

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,048,755	$288,721
Accounts receivable, net	653,523	2,875,946
Due from factor	80,401	109,865
Inventory	1,044,153	946,847
Resalable software license rights	2,910,000	2,640,000
Prepaid expenses and other	172,897	152,654
Total current assets	5,909,729	7,014,033
Resalable software license rights, net of current portion	5,667,348	7,933,808
Accounts receivable, net of current portion	720,000	760,000
Equipment and leasehold improvements, net	170,036	181,165
Capitalized contract costs, net	333,068	-
Deposits and other assets	8,712	8,712
Intangible assets, net	193,013	181,104
Total non-current assets	7,092,177	9,064,789
TOTAL ASSETS	$13,001,906	$16,078,822

LIABILITIES
Accounts payable	$369,785	$499,230
Accrued liabilities	585,601	688,023
Dividends payable	-	630,408
Deferred revenue	255,738	507,866
Total current liabilities	1,211,124	2,325,527
TOTAL LIABILITIES	1,211,124	2,325,527

STOCKHOLDERS’ EQUITY

Series A-1 convertible preferred stock: authorized, 100,000 (liquidation preference of $100 per share); issued and outstanding 0 and 62,596 of $.0001 par value at September 30, 2018 and December 31, 2017, respectively	-	6
Series B-1 convertible preferred stock; authorized, 105,000 (liquidation preference of $100 per share): issued and outstanding 0 and 105,000 of $.0001 par value at September 30, 2018 and December 31, 2017, respectively	-	11
Common stock: authorized, 170,000,000 shares; issued and outstanding; 13,972,158 and 7,691,324 of $.0001 par value at September 30, 2018 and December 31, 2017, respectively	1,398	769
Additional paid-in capital	85,543,597	80,829,001
Accumulated deficit	(73,754,213)	(67,076,492)
TOTAL STOCKHOLDERS’ EQUITY	11,790,782	13,753,295
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,001,906	$16,078,822

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Revenues
Services	$225,739	$377,113	$777,309	$831,761
License fees	210,651	53,023	467,621	677,342
Hardware	303,360	512,281	1,084,416	1,738,530
Total Revenues	739,750	942,417	2,329,346	3,247,633
Costs and other expenses
Cost of services	97,965	190,889	373,538	285,369
Cost of license fees, hardware and other	842,367	732,192	2,776,042	2,094,608
Total costs and other expenses	940,332	923,081	3,149,580	2,379,977
Gross Profit (Loss)	(200,582)	19,336	(820,234)	867,656

Operating Expenses
Selling, general and administrative	1,049,270	1,238,296	3,587,308	4,289,655
Research, development and engineering	391,507	386,830	1,081,294	1,329,322
Total operating expenses	1,440,777	1,625,126	4,668,602	5,618,977
Operating loss	(1,641,359)	(1,605,790)	(5,488,836)	(4,751,321)

Other income
Interest income	44	6	64	20
Total other income	44	6	64	20
Net loss	(1,641,315)	(1,605,784)	(5,488,772)	(4,751,301)
Deemed dividend from trigger of anti-dilution provision feature	(1,428,966)	-	(1,428,966)	-
Convertible preferred stock dividends	-	(200,625)	(198,033)	(601,875)
Net loss available to common stockholders	$(3,070,281)	$(1,806,409)	$(7,115,771)	$(5,353,176)

Basic and Diluted Loss per Common Share	$(0.23)	$(0.28)	$(0.66)	$(0.85)

Weighted Average Shares Outstanding:
Basic and Diluted	13,145,301	6,535,449	10,810,103	6,333,530

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(5,488,772)	$(4,751,301)
Adjustments to reconcile net loss to cash used for operating activities:
Allowance for doubtful accounts	-	500,000
Depreciation	69,083	33,526
Amortization of intangible assets	12,281	10,280
Amortization of resalable software license rights	1,978,349	1,118,436
Amortization of capitalized contract costs	90,518	-
Share-based and warrant compensation for employees and consultants	865,291	774,968
Stock based directors fees	30,530	28,025
Change in operating assets and liabilities:
Accounts receivable	2,262,423	1,000,950
Due from factor	29,464	24,888
Capitalized contract costs	(183,569)	-
Inventory	(97,306)	(414,164)
Resalable software license rights	18,111	79,607
Prepaid expenses and other	(20,243)	(18,578)
Accounts payable	(129,445)	41,044
Accrued liabilities	(102,422)	92,348
Deferred revenue	(252,128)	(324,440)
Net cash used for operating activities	(917,835)	(1,804,411)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(82,143)	(204,673)
Net cash used for investing activities	(82,143)	(204,673)
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock	1,875,100	2,000,000
Costs to issue common stock	(115,088)	(80,366)
Net cash provided by financing activities	1,760,012	1,919,634
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	760,034	(89,450)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	288,721	1,061,307
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,048,755	$971,857

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2018	2017

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Noncash Investing and financing activities
Accrual of unpaid dividends on preferred stock	$198,033	$601,875
Conversion of A-1 preferred dividends payable to common stock	$356,015	$(540,000)
Conversion of A-1 preferred stock to common stock	$6,259,600	$-
Conversion of B-1 preferred dividends payable to common stock	$472,426	$-
Conversion of B-1 preferred stock to common stock	$10,500,000	$-
Issuance of common stock for consultancy services	$-	$114,585
Deemed dividend from trigger of anti-dilution provision feature	$1,428,966	$-

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 (Unaudited)

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The balance sheet at September 30, 2018 was derived from the audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on April 2, 2018.

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

In February 2016, the FASB issued ASU 2016-02, “Leases”. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements, and expects the primary impact to its consolidated financial position upon adoption will be the recognition, on a discounted basis, of the Company’s minimum commitments under non-cancelable operating leases on its consolidated balance sheets resulting in the recording of right of use assets and lease obligations.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Under ASU 2017-11, down round features do not meet the criteria for derivative accounting and no liability is to be recorded until an actual issuance of securities triggers the down-round feature. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The adoption of ASU 2017-11, during the fiscal 2017 year did not have any impact on the condensed consolidated financial statements, except for recording the deemed dividend in 2018 from triggering the anti-dilution provision feature and updating  our disclosures with respect to equity instruments with down round features.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

2.	GOING CONCERN

The Company has incurred significant losses to date and at September 30, 2018 had an accumulated deficit of approximately $74 million. In addition, broad commercial acceptance of the Company’s technology is critical to the Company’s success and ability to generate future revenues. At September 30, 2018, the Company’s total cash and cash equivalents were approximately $1,049,000, as compared to approximately $289,000 at December 31, 2017.

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

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as "legacy GAAP" or the "previous guidance". The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. To achieve this core principle, the Company applies the following five steps:

●	Identify the contract with a customer
●	Identify the performance obligations in the contract
●	Determine the transaction price
●	Allocate the transaction price to performance obligations in the contract
●	Recognize revenue when or as the Company satisfies a performance obligation

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three month periods ended:

	North America	South America	EMEA*	Asia	September 30, 2018

License fees	$116,985	$2,000	$91,666	$-	$210,651
Hardware	115,162	160	173,400	14,638	303,360
Support and Maintenance	196,969	-	22,650	-	219,619
Professional services	6,120	-	-	-	6,120
Total Revenues	$435,236	$2,160	$287,716	$14,638	$739,750

	North America	South America	EMEA*	Asia	September 30, 2017

License fees	$29,745	$-	$4,278	$19,000	$53,023
Hardware	344,179	-	7,662	160,440	512,281
Support and Maintenance	107,638	100	8,368	982	117,088
Professional services	260,025	-	-	-	260,025
Total Revenues	$741,587	$100	$20,308	$180,422	$942,417

The following table summarizes revenue from contracts with customers for the nine month periods ended:

	North America	South America	EMEA*	Asia	September 30, 2018

License fees	$247,105	$32,000	$188,516	$-	$467,621
Hardware	335,248	53,200	398,474	297,494	1,084,416
Support and Maintenance	600,487	16	43,866	16,970	661,339
Professional services	113,970	-	2,000	-	115,970
Total Revenues	$1,296,810	$85,216	$632,856	$314,464	$2,329,346

	North America	South America	EMEA*	Asia	September 30, 2017

License fees	$561,480	$583	$4,279	$111,000	$677,342
Hardware	1,066,001	2,341	8,252	661,936	1,738,530
Support and Maintenance	355,339	345	23,662	1,690	381,036
Professional services	445,325	-	-	5,400	450,725
Total Revenues	$2,428,145	$3,269	$36,193	$780,026	$3,247,633

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

Impact of New Revenue Guidance on Financial Statement Line Items

The following table compares selected reported condensed consolidated balance sheet, statement of operations and cash flows, as of and for the three and nine months ended September 30, 2018, to the pro-forma amounts had the previous guidance still been applied:

	As of September 30, 2018
	As reported	Pro- forma	Increase (decrease)

Consolidated balance sheet data:
Capitalized contract costs, net	$333,068	$-	$(333,068)

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As reported	Pro-forma	Increase (decrease)	As reported	Pro-forma	Increase (decrease)
Consolidated statement of operations data:
Selling, general and administrative expenses	$1,049,270	$1,040,716	$(8,554)	$3,587,308	$3,680,359	$93,051
Net loss	$(1,641,315)	$(1,632,761)	$8,554	$(5,488,772)	$(5,581,823)	$(93,051)
Net loss available to common stockholders	$(3,070,281)	$(3,061,727)	$8,554	$(7,115,771)	$(7,208,822)	$(93,051)
Basic & Diluted Loss per Common Share	(0.23)	(0.23)	0.00	(0.66)	(0.67)	(0.01)

	Nine Months Ended September 30, 2018
	As reported	Pro-forma	Increase (decrease)
Consolidated statement of cash flow data:
Net loss	(5,488,772)	(5,581,823)	(93,051)
Change in contract assets	(93,051)	-	93,051
Net cash used by operating activities	(917,835)	(917,835)	-

Revenue recognized during the three and nine months ended September 30, 2018 from amounts included in deferred revenue at the beginning of the period was approximately $89,000 and $286,000 respectively. The Company did not recognize any revenue from performance obligations satisfied in prior periods. Total deferred revenue (contract liability) was $255,738 and $507,866 at September 30, 2018 and December 31, 2017, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as at September 30, 2018. The guidance provides certain practical expedients that limit this requirement, which the Company’s contracts meet as follows:

●	The performance obligation is part of a contract that has an original expected duration of one year or less, in accordance with ASC 606-10-50-14.

At September 30, 2018 deferred revenue represents our remaining performance obligations related to support and maintenance, all of which is expected to be recognized within one year.

4.	ACCOUNTS RECEIVABLE

Accounts receivable are carried at original amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful receivables by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Accounts receivable are written off when deemed uncollectible. As a result of the payment delays for a large customer, the Company has continued to reserve $1,000,000 at September 30, 2018, which represents 58% of the remaining balance owed under the contract. Recoveries of accounts receivable previously written off are recorded when received. Accounts receivable at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30,	December 31,
	2018	2017

Accounts receivable - current	$667,308	$2,889,731
Accounts receivable - non current	1,720,000	1,760,000
Total accounts receivable	2,387,308	4,649,731
Allowance for doubtful accounts - current	(13,785)	(13,785)
Allowance for doubtful accounts - non current	(1,000,000)	(1,000,000)
Total allowance for doubtful accounts	(1,013,785)	(1,013,785)
Accounts receivable, net of allowance for doubtful accounts	$1,373,523	$3,635,946

5.	SHARE BASED COMPENSATION

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited interim condensed consolidated statements of operations:

	Three Months Ended September 30,	Three Months Ended September 30,
	2018	2017

Selling, general and administrative	$170,758	$207,047
Research, development and engineering	25,588	21,663
	$196,346	$228,710

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2018	2017

Selling, general and administrative	$770,524	$714,167
Research, development and engineering	125,297	88,826
	$895,821	$802,993

6.	FACTORING

Due from factor consisted of the following as of:

	September 30,	December 31,
	2018	2017

Original invoice value	$179,830	$423,349
Factored amount	(99,429)	(313,484)
Balance due from factor	$80,401	$109,865

The Company entered into an accounts receivable factoring arrangement with a financial institution (the “Factor”) which has been extended to October 31, 2019. Pursuant to the terms of the arrangement, the Company, from time to time, sells to the Factor a minimum of $150,000 per quarter of certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 35% of the foreign and 75% of the domestic accounts receivable balance to the Company (the “Advance Amount”), with the remaining balance, less fees to be forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. In addition, the Company, from time to time, receives over advances from the factor. Factoring fees range from 2.75% to 15% of the face value of the invoice factored, and are determined by the number of days required for collection of the invoice. The cost of factoring is included in selling, general and administrative expenses. The cost of factoring was as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017

Factoring fees	$43,798	$46,409	$148,012	$180,126

7.	INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or net realizable value and consists primarily of fabricated assemblies and finished goods. Inventory is comprised of the following as of:

	September 30,	December 31,
	2018	2017

Finished goods	$524,478	$487,858
Fabricated assemblies	519,675	458,989
Total inventory	$1,044,153	$946,847

8.	RESALABLE SOFTWARE LICENSE RIGHTS

On November 11, 2015, the Company entered into a license agreement for the rights to all software and documentation regarding the technology currently known as or offered under the FingerQ name. The license agreement grants the Company the exclusive right to reproduce, create derivative works and distribute copies of the FingerQ software and documentation, create new FingerQ related products, and grant sub-licenses of the licensed technology to end users. The license rights have been granted to the Company in perpetuity, with a stated number of end-user resale sub-licenses allowed under the contract for a total of $12,000,000. The cost of sub-license rights expected to be amortized in the following 12 months is $2,910,000 and is classified as current, with remainder as non-current.

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

The remaining license rights are to be amortized over the greater of the following amounts: 1) an estimate of the economic use of such license rights, 2) the amount calculated by the straight line method over ten years or 3) the actual cost basis of sales usage of such rights. The Company believes categorizing the amortization expense under Cost of Sales more closely reflects the nature of the license right arrangement and the use of the technology. A total of $660,000 and $390,000 was expensed during the three month periods ended September 30, 2018 and 2017, respectively. A total of $1,980,000 and $1,170,000 was expensed during the nine month periods ended September 30, 2018 and 2017, respectively.  The 2018 expense was recorded based on the economic use model.  Since the license purchase, a cumulative amount of $3,538,596 has been expensed, with a carrying balance of $8,461,404 as of September 30, 2018.

On December 31, 2015, the Company purchased third-party software licenses in the amount of $180,000 in anticipation of a large pending deployment that has yet to materialize. The Company is amortizing the total cost over the same methodology described above with the greatest of the three approaches being the amortization for the periods. A total of $8,358 and $2,640 was expensed during the three month periods ended September 30, 2018 and 2017, respectively. A total of $16,460 (net of credits of $14,400) and $31,356 was expensed during the nine month periods ended September 30, 2018 and 2017, respectively. Since the license purchase, the actual per unit cost (actual usage) of such license rights in the cumulative amount of $64,056 net of credits has been expensed, with a carrying balance of $115,944 as of September 30, 2018. The Company has classified the balance as non-current until a larger deployment occurs. Software license rights is comprised of the following as of:

	September 30,	December 31,
	2018	2017

Current software license rights	$2,910,000	$2,640,000
Non-current software license rights	5,667,348	7,933,808
Total software license rights	$8,577,348	$10,573,808

9.	LOSS PER SHARE COMMON STOCK (“EPS”)

The Company’s basic EPS is calculated using net loss available to common shareholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes and preferred stock.

The reconciliation of the numerators of the basic and diluted EPS calculations was as follows for both of the following three and nine month periods ended September 30, 2018 and 2017:

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017

Basic Numerator:
Net loss	$(1,641,315)	$(1,605,784)	$(5,488,772)	$(4,751,301)
Deemed dividend from trigger of anti-dilution provision feature	(1,428,966)	-	(1,428,966)	-
Convertible preferred stock dividends	-	(200,625)	(198,033)	(601,875)
Net loss available to common stockholders	$(3,070,281)	$(1,806,409)	$(7,115,771)	$(5,353,176)

The following table summarizes the weighted average securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the net losses for the three and nine months ended September 30, 2018 and 2017:

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017

Preferred stock	-	5,416,667	1,902,342	5,416,667
Stock options	256	205,497	11,838	101,327
Warrants	785,993	9,492	992,574	5,608
Total	786,249	5,631,656	2,906,754	5,523,602

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017

Stock options	1,541,558	262,094	1,335,056	278,761
Warrants	186,806	1,351,052	186,806	1,351,052
Total	1,728,364	1,613,146	1,521,862	1,629,813

10.	STOCKHOLDERS’ EQUITY

Preferred Stock

Within the limits and restrictions provided in the Company’s Certificate of Incorporation, the Board of Directors has the authority, without further action by the shareholders, to issue up to 5,000,000 shares of preferred stock, $.0001 par value per share, in one or more series, and to fix, as to any such series, any dividend rate, redemption price, preference on liquidation or dissolution, sinking fund terms, conversion rights, voting rights, and any other preference or special rights and qualifications. As of September 30, 2018, 100,000 shares of preferred stock have been designated as Series A-1 Convertible Preferred Stock, of which 0 shares are issued and outstanding, and 105,000 shares of preferred stock have been designated as Series B-1 Convertible Preferred Stock, of which 0 are issued and outstanding.

Series A-1 Convertible Preferred Stock

On October 22 and 29, 2015, the Company issued 84,500 shares of Series A-1 Convertible Preferred Stock (“Series A-1 Stock”) at a purchase price of $100.00 per share, for aggregate gross proceeds of $8,450,000. On November 11, 2015, 5,500 additional shares of Series A-1 Stock were issued at a purchase price of $100.00 per share, for gross cash proceeds of $550,000. Shares of Series A-1 Stock were convertible at any time at the option of the holder into shares of common stock by dividing the Series A-1 Original Issue Price by an initial conversion price of $3.60 per share, subject to adjustment for stock dividends, stock splits, combinations, and reclassifications of the Company’s capital stock, and subject to a “blocker provision” which prohibits conversion if such conversion would result in the holder being the beneficial owner of in excess of 9.99% of the Company’s common stock.   In connection with the request of the sole holder of the Series A-1 Stock, on August 7, 2017 the Company waived a standstill agreement to permit the holder to increase his conversion cap to 35% effective 61 days after such waiver request. The Series A-1 Stock accrued dividends at the rate of 6% per annum payable quarterly on April 1, July, 1, October 1, and January 1 of each year. Until October 1, 2017, the dividends were payable in cash provided that if payment in cash would be prohibited under applicable Delaware corporation law or cause the Company to breach any agreement for borrowed money, such dividends would be payable in kind through the issuance of additional shares of common stock having a value equal to the volume weighted average trading price of the Company’s common stock for the ten (10) days preceding the applicable dividend payment date. Commencing January 1, 2018, dividends were payable at the option of the Company in cash or kind through the issuance of additional shares of common valued as described above.

The holders of the Series A-1 Stock were entitled to designate one person to serve on the Board of Directors of the Company.  The holders of the Series A-1 Stock were entitled to vote on an as converted to common stock basis together with the holders of our common stock on all matters presented to our stockholders. Upon any liquidation or dissolution of the Company, any merger or consolidation involving the Company or any subsidiary of the Company in which the shares of capital stock of the Company outstanding immediately prior to such merger or consolidation do not represent immediately following such merger or consolidation at least a majority of the voting power of the capital stock of the resulting or surviving corporation, or the sale of all or substantially all assets in a single transaction or a series of related transactions, unless the holders of at least a majority of the outstanding Series A-1 Stock elected otherwise, holders of Series A-1 Stock would have been entitled to receive prior to any payment to any holders of the Company’s common stock an amount per share equal to $100.00 per share plus any declared and unpaid dividends (pari-passu with the Series B-1 holders).

Between September 22, 2017 and May 31, 2018, the holder of the Series A-1 Stock converted all shares of Series A-1 Stock into an aggregate of 2,500,000 shares of common stock and purchased an aggregate of 248,893 shares of common stock in consideration of the conversion of $896,015 of accrued dividends payable on the Series A-1 Stock

As a result of the forgoing conversions, there are no longer any issued and outstanding shares of Series A-1 Stock.

Overall balances and conversion of Series A-1 shares and accrued dividends into common stock has been as follows:

	Series A-1	Accrued Dividends

Balance – January 1, 2017	90,000	$270,000
Accrual of dividends – Q1 2017		135,000
Accrual of dividends – Q2 2017		135,000
Accrual of dividends – Q3 2017		135,000
Conversion into common stock – September 2017	-	(540,000)
Conversion into common stock – October 2017	(27,404)	-
Accrual of dividends – Q4 2017		101,658
Balance – December 31, 2017	62,596	$236,658
Accrual of dividends – Q1 2018		93,894
Conversion into common stock – April 2018	(39,088)	(330,552)
Accrual of dividends – Q2 2018 (until final conversion)		25,463
Conversion into common stock – May 2018	(23,508)	(25,463)
Balance – September 30, 2018	-	$-

The Series A-1 Stock contained options that based on an evaluation of FASB ASC 815-15, “Embedded Derivatives” and FASB ASC 815-40-15, “Contracts in Entity’s Own Equity - Scope and Scope Exceptions,” are considered embedded features:  Preferred Stock’s conversion option:  The Series A-1 Stock was convertible at the holder’s option at any time at the fixed conversion price of $3.60 per share; Quarterly Dividend Conversion Option:  From issuance until December 31, 2017, the majority of holders could have  elected to have the quarterly dividend payment made in shares of common stock, having a value equal to the volume weighted average trading price of the common stock during the ten (10) trading day period preceding the applicable dividend payment date. These features were analyzed by the Company and determined that they were not required to be bifurcated from the preferred stock and recorded as derivatives as they are clearly and closely related to an equity host.

Series B-1 Convertible Preferred Stock

On November 11, 2015, the Company issued 105,000 shares of Series B-1 Convertible Preferred Stock (the “Series B-1 Stock”) at a purchase price of $100.00 per share, for gross proceeds of $10,500,000.  Shares of the Series B-1  Stock were convertible at any time at the option of the holder into shares of common stock by dividing the Series B-1 Original Issue Price by an initial conversion price of $3.60 per share, subject to adjustment for stock dividends, stock splits, combinations, and reclassifications of the Company’s capital stock, and subject to a “blocker provision” which prohibits conversion if such conversion would result in the holder being the beneficial owner of in excess of 9.99% of the Company’s common stock.  During a conversion detailed in the table below, the Company waived a standstill provision to permit a holder of Series B-1 Stock to increase its conversion limitation to 19.99% of the Company's issued and outstanding shares of common stock to be effective 61 days after such waiver.  The Series B-1 Stock accrued dividends at the rate of 2.5% per annum payable quarterly on April 1, July, 1, October 1, and January 1 of each year payable in cash provided that if payment in cash would be prohibited under applicable Delaware corporation law or cause the Company to breach any agreement for borrowed money, or if the majority of the outstanding shares of the Series B-1 Stock elected otherwise, such dividends were payable in kind through the issuance of additional shares of common stock having a value equal to the volume weighted average trading price of the Company’s common stock for the ten (10) days preceding the applicable dividend payment date.

The holders of the Series B-1 Stock were entitled to designate one person to serve on the Board of Directors of the Company. The holders of the Series B-1 Stock were entitled to vote on an as converted to common stock basis together with the holders of our common stock on all matters presented to our stockholders. Upon any liquidation or dissolution of the Company, any merger or consolidation involving the Company or any subsidiary of the Company in which the shares of capital stock of the Company outstanding immediately prior to such merger or consolidation do not represent immediately following such merger or consolidation at least a majority of the voting power of the capital stock of the resulting or surviving corporation, or the sale of all or substantially all assets in a single transaction or a series of related transactions, unless the holders of at least a majority of the outstanding Series B-1 Stock elected otherwise, holders of Series B-1 Stock would have been be entitled to receive prior to any payment to any holders of the Company’s common stock an amount per share equal to $100.00 per share plus any declared and unpaid dividends (pari-passu with the Series A-1 holders).

Between March 23, 2018 and May 23, 2018, holders of shares of Series B-1 Stock converted all shares of Series B-1 Stock into an aggregate of 2,916,668 shares of common stock and purchased an aggregate of 131,230 shares of common stock in consideration of the conversion of $472,426 of accrued dividends payable on the Series B-1 Stock.

As a result of the forgoing conversions, there are no longer any issued and outstanding shares of Series B-1 Stock.

Overall balances and conversion of Series B-1 shares and accrued dividends into common stock has been as follows:

	Series B-1	Accrued Dividends

Balance – January 1, 2017	105,000	$131,250
Accrual of dividends – Q1 2017		65,625
Accrual of dividends – Q2 2017		65,625
Accrual of dividends – Q3 2017		65,625
Accrual of dividends – Q4 2017		65,625
Balance – December 31, 2017	105,000	393,750
Conversion into common stock – March 2018	(60,420)	(417,084)
Accrual of dividends – Q1 2018		62,268
Accrual of dividends – Q2 2018 (until final conversion)		16,408
Conversion into common stock – May 2018	(44,580)	(55,342)
Balance – September 30, 2018	-	$-

The Series B-1 Stock contained options that based on an evaluation of FASB ASC 815-15, “Embedded Derivatives” and FASB ASC 815-40-15, “Contracts in Entity’s Own Equity - Scope and Scope Exceptions,” are considered embedded features:  Preferred Stock’s conversion option:  The Series B-1 Stock was convertible at the holder’s option at any time at the fixed conversion price of $3.60 per share; Quarterly Dividend Conversion Option:  The majority of holders could have elect to have the quarterly dividend payment made in shares of common stock, having a value equal to the volume weighted average trading price of the common stock during the ten (10) trading day period preceding the applicable dividend payment date. These features were analyzed by the Company and determined that they were not required to be bifurcated from the preferred stock and recorded as derivatives as they are clearly and closely related to an equity host.

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

On August 9, 2018 and August 14, 2018, the Company issued 4,161 shares of common stock to its directors in payment of board and committee fees.

On August 22, 2018, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC (the “Underwriter”) with respect to the issuance and sale of an aggregate of 1,200,000 units (“Units”) with each unit consisting of one share of common stock, $0.0001 par value per share and a warrant to purchase 0.75 shares of Common Stock at an exercise price of $1.50 per share, in an underwritten public offering pursuant to the Underwriting Agreement. Each Unit was sold for a price of $1.50. The Warrants have a term of five years and are immediately exercisable. Pursuant to the Underwriting Agreement, the Company granted the Underwriters a 45-day option to purchase up to an additional 180,000 shares of Common Stock and/or 135,000 Warrants to cover over-allotments, if any (the “Over-Allotment”). On August 22, 2018, the Underwriter exercised its Over-Allotment option in full on both the Common Stock and the Warrants. Pursuant to this agreement, 1,380,000 shares of common stock and warrants to purchase 1,035,000 shares of stock were issued on August 24, 2018 for aggregate gross proceeds of $2,070,000.  The gross proceeds were reduced by a 7% commission ($144,900) and $50,000 of underwriting expenses to net to $1,875,100 cash received.

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

The warrants have a term of five years and an initial exercise price of $3.60 per share, and have been fully exercisable since February 2015. The warrants have customary anti-dilution protections including a “full ratchet” anti-dilution adjustment provision which are triggered in the event the Company sells or grants any additional shares of common stock, options, warrants or other securities that are convertible into common stock at a price lower than $3.60 per share, The anti-dilution adjustment provision is not triggered by certain “exempt issuances” which among other issuances, includes the issuance of shares of common stock, options or other securities to officers, employees, directors, consultants or service providers.

Pursuant to the Underwriting Agreement with Maxim Group, on August 24, 2018 the Company issued Common Stock and Warrants to investors at a purchase price of $1.50 per unit which triggered the anti-dilution protection provision under this Securities Purchase Agreement. Due to this provision, the total number of outstanding and fully vested warrants was increased from 996,877 to 2,392,502, and the exercise price was reduced from $3.60 to $1.50 per share. The Company recognized a non-cash deemed dividend of $1,288,139 in connection with these adjustments.

As a result of the early adoption of ASU 2017-11, the “full ratchet” anti-dilution feature is no longer a determinant for derivative liability accounting. As the “full ratchet” anti-dilution feature was determined to have no value in the past, the adoption had no effect on the balance sheets or statements of operations.

Securities Purchase Agreement dated September 23, 2015

On September 23, 2015, the Company issued a warrant to purchase 69,445 shares of common stock in connection with the issuance of a promissory note. The warrants are immediately exercisable at an initial exercise price of $3.60 per share and have a term of five years.

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

Pursuant to the Underwriting Agreement with Maxim Group, on August 24, 2018 the Company issued Common Stock and Warrants to the investors at a purchase price of $1.50 per unit which triggered the anti-dilution protection provision under this Securities Purchase Agreement. Due to this provision, the total number of outstanding and fully vested warrants for the investor was increased from 69,445 to 166,668, and the exercise price was reduced from $3.60 to $1.50 per share. The Company recognized a non-cash deemed dividend of $140,827 in connection with these adjustments.

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

On August 9, 2018, the Company issued options to purchase 5,000 shares of the Company’s common stock to certain employees. The options have a three year vesting period, seven year term, and exercise price of $1.83.

The fair value of the options issued during the three months ended September 30, 2018 was estimated on the date of grant at $8,039 using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate: 2.77%, expected life of options in years: 4.5, expected dividends: 0, volatility of stock price: 143%.

11.	SEGMENT INFORMATION

The Company has determined that its continuing operations are one discrete segment consisting of biometric products. Geographically, North American sales accounted for approximately 59% and 81% of the Company’s total sales for the three months ended September 30, 2018 and 2017, respectively, and were approximately 56% and 75% of the Company’s total sales for the nine months ended September 30, 2018 and 2017, respectively.

12.	FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and due from factor, are carried at, or approximate, fair value because of their short-term nature.

13.	MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

For the three months ended September 30, 2018 and 2017, three customers accounted for 56% and two customers accounted for 45% of revenue, respectively. For the nine months ended September 30, 2018 and 2017, two customers accounted for 39% and two customers accounted for 32% of revenue, respectively.

At September 30, 2018, five customers accounted for 75% of accounts receivable. One customer accounted for 100% of non-current accounts receivable as of September 30, 2018 and December 31, 2017. Based on prior history with this customer, the Company believes the amount is fully collectable, however, the Company has reserved $1,000,000 which represents 58% of the remaining balance owed under the contract, due to the length of time the receivable has been outstanding.  At December 31, 2017, one customer accounted for 55% of current accounts receivable.

14.	SUBSEQUENT EVENTS

On November 8, 2018, the Company issued 4,800 shares of common stock to its directors in payment of board fees.

On November 12, 2018, the Company issued 910 shares of common stock to its directors in payment of committee fees

The Company has reviewed all other subsequent events through the date of filing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts contained in this Report on Form 10-Q, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in the forward-looking statements are reasonable, we cannot be sure that they will be achieved. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: our history of losses and limited revenue; our ability to raise additional capital; our ability to protect our intellectual property; changes in business conditions; changes in our sales strategy and product development plans; changes in the marketplace; our ability to market our consumer products; continued services of our executive management team; security breaches; competition between us and other companies in the biometric technology industry; market acceptance of biometric products generally and our products under development; our ability to expand into the Asian market; delays in the development of products and statements of assumption underlying any of the foregoing, as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

In 2016, we began to sell through distributors and directly to consumers and commercial users our SideSwipe™, SideTouch™ and EcoID™ products. SideSwipe, SideTouch and EcoID are stand-alone fingerprint readers that can be used on any laptop, tablet or other device with a USB port. In 2017, we expanded our consumer product line to include TouchLock™, consisting of biometric and blue tooth enabled pad locks, TSA approved luggage locks, and bicycle locks. In 2018, we introduced OmniPass Consumer, a secure biometric-enabled application to manage multiple passwords for online apps, services or accounts.

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

As devices with onboard fingerprint sensors continue to deploy to consumers, we expect that third party application developers will demand the ability to authenticate users of their respective applications (app’s) with the onboard fingerprint biometric. We further believe that authentication will occur on the device itself for potentially low-value and, therefore, low-risk, use-transactions and that user authentication for high-value transactions will migrate to the application provider’s authentication server, typically located within their supporting technology infrastructure, or Cloud. We have developed our technology to enable, on-device authentication as well as network or cloud-based authentication and believe we may be the only technology vendor capable of providing this flexibility and capability. Our core technology works on over 40 commercially available fingerprint readers, across both Windows and Linux platforms, and Apple iOS and Android mobile operating systems. This interoperability, coupled with the ability to authentic users via the device or cloud, is unique in the industry, provides a key differentiator for us, and in our opinion, makes our technology more viable than competing technologies and expands the size of the overall market for our products.

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

We intend to expand our business into the cloud and mobile computing industries. The emergence of cloud computing and mobile computing are primary drivers of commercial and consumer adoption of advanced authentication applications, including biometric and BIO-key authentication capabilities.  As the value of assets, services and transactions increases on such networks, we expect that security and user authentication demand should rise proportionately. Our integration partners include major web and network technology providers, who we believe will deliver our cloud-applicable solutions to interested service-providers. These service-providers could include, but are not limited to, financial institutions, web-service providers, consumer payment service providers, credit reporting services, consumer data service providers, healthcare providers and others. Additionally, our integration partners include major technology component providers and OEM manufacturers, who we believe will deliver our device-applicable solutions to interested hardware manufacturers. Such manufacturers could include cellular handset and smartphone manufacturers, tablet manufacturers, laptop and PC manufacturers, among other hardware manufacturers. Our recently introduced SAML (Security Assertion Markup Language) and Open ID solutions will create new opportunities for us in 2018 into 2019.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2018 AS COMPARED TO SEPTEMBER 30, 2017

Consolidated Results of Operations - Percent Trend

	Three Months Ended September 30,
	2018	2017
Revenues
Services	31%	40%
License fees	28%	6%
Hardware	41%	54%
Total revenues	100%	100%
Costs and other expenses
Cost of services	13%	20%
Cost of license fees, hardware and other	114%	78%
Total costs and other expenses	127%	98%
Gross Profit	-27%	2%

Operating expenses
Selling, general and administrative	142%	131%
Research, development and engineering	53%	41%
Total operating expenses	195%	172%
Operating loss	-222%	-170%

Other income (deductions)
Total other income	0%	0%
Net loss	-222%	-170%

Revenues and cost of goods sold

	Three months ended September 30,
	2018	2017	$ Change	% Change

Revenues
Service	$225,739	$377,113	$(151,374)	-40%
License	210,651	53,023	157,628	297%
Hardware	303,360	512,281	(208,921)	-41%
Total Revenue	$739,750	$942,417	$(202,667)	-22%

Cost of goods sold
Service	$97,965	$190,889	$(92,924)	-49%
License, hardware & other	842,367	732,192	110,175	15%
Total COGS	$940,332	$923,081	$17,251	2%

Revenues

For the three months ended September 30, 2018 and 2017, service revenues included approximately $220,000 and $117,000, respectively, of recurring maintenance and support revenue, and approximately $6,000 and $260,000 respectively, of non-recurring custom services revenue.  Recurring service revenue increased 88% in 2018  as we continued to bundle maintenance agreements to our expanding customer license base, including one large new customer, and renewed existing maintenance agreements from our legacy customers. Non-recurring custom services decreased 98% for custom services due to fewer customized installations.

For the three months ended September 30, 2018, license revenue increased 297% from the corresponding period in 2017, from both new and existing customers.

For the three months ended September 30, 2018, hardware sales decreased by approximately $209,000 (41%), as a result of smaller new customer deployments and a decreased volume of lock orders.

Costs of goods sold

For the three months ended September 30, 2018, cost of service decreased 49%, due to reduced support required for reduced custom services revenue.

License, hardware and other costs for the three months ended September 30, 2018 increased approximately 15%. The increase was directly associated with the amortization of the software rights, offset by lower costs associated with reduced hardware sales.

Selling, general and administrative

	Three months ended September 30,
	2018	2017	$ Change	% Change

Selling, general and administrative	$1,049,270	$1,238,296	$(189,026)	-15%

Selling, general and administrative costs for the three months ended September 30, 2018 decreased 15% from the corresponding period in 2017. The net decreases included a decreases in non-cash compensation, no Nasdaq listing fee paid in 2017, and reduced payroll in 2018, offset by marketing expenses for trade show attendance and costs associated with updating our website incurred in 2018.

Research, development and engineering

	Three months ended September 30,
	2018	2017	$ Change	% Change

Research, development and engineering	$391,507	$386,830	$4,677	1%

For the three months ended September 30, 2018, research, development and engineering costs increased approximately $5,000 (1%) as compared to the corresponding period in 2017, as a result of increased professional services and recruiting expenses, offset by an decrease in personnel and related costs.

NINE MONTHS ENDED SEPTEMBER 30, 2018 AS COMPARED TO SEPTEMBER 30, 2017

Consolidated Results of Operations - Percent Trend

	Nine Months Ended September 30,
	2018	2017
Revenues
Services	33%	26%
License fees	20%	21%
Hardware	47%	53%
Total revenues	100%	100%
Costs and other expenses
Cost of services	16%	9%
Cost of license fees and other	119%	64%
Total costs and other expenses	135%	73%
Gross Profit	-35%	27%

Operating expenses
Selling, general and administrative	154%	132%
Research, development and engineering	46%	41%
Total operating expenses	200%	173%
Operating loss	-235%	-146%

Other income (deductions)
Total other income	0%	0%
Net loss	-235%	-146%

Revenues and costs of goods sold

	Nine months ended September 30,
	2018	2017	$ Change	% Change
Revenues
Service	$777,309	$831,761	$(54,452)	-7%
License	467,621	677,342	(209,721)	-31%
Hardware	1,084,416	1,738,530	(654,114)	-38%
Total Revenue	$2,329,346	$3,247,633	$(918,287)	-28%

Cost of goods sold
Service	$373,538	$285,369	$88,169	31%
License, hardware & other	2,776,042	2,094,608	681,434	33%
Total COGS	$3,149,580	$2,379,977	$769,603	32%

Revenues

For the nine months ended September 30, 2018 and 2017, service revenues included approximately $661,000 and $381,000, respectively, of recurring maintenance and support revenue, and approximately $116,000 and $451,000, respectively, of non-recurring custom services revenue.  Recurring service revenue increased 73% from 2017 as we continued to bundle maintenance agreements to our expanding customer license base, including one large new customer, and renewed existing maintenance agreements from our legacy customers. Non-recurring custom services decreased 74% for custom services due to fewer customized software requests.

For the nine months ended September 30, 2018 and 2017, license revenue decreased 31%. The decrease was due primarily to a single large order in 2017 without a comparable order in 2018.

For the nine months ended September 30, 2018 and 2017, hardware sales decreased by approximately $654,000 (38%), as a result of smaller new customer deployments and a decreased volume of lock orders.

Costs of goods sold

For the nine months ended September 30, 2018, cost of service increased approximately 31%, due to added resources and reallocation of research and development personnel to support customized software and maintenance services.

License, hardware and other costs for the nine months ended September 30, 2018 increased approximately 33%. The increase was attributable primarily to the amortization of the software rights, as well as costs associated with the hardware mix.

Selling, general and administrative

	Nine months ended September 30,
	2018	2017	$ Change	% Change

Selling, general and administrative	$3,587,308	$4,289,655	$(702,347)	-16%

Selling, general and administrative costs for the nine months ended September 30, 2018 decreased 16% from the corresponding period in 2017. The decrease is attributable to reduced factoring fees, personnel and related expenses, and commitment fees which were offset by higher non-cash compensation and legal fees.

Research, development and engineering

	Nine months ended September 30,
	2018	2017	$ Change	% Change

Research, development and engineering	$1,081,294	$1,329,322	$(248,028)	-19%

For the nine months ended September 30, 2018, research, development and engineering costs decreased 19% compared to the corresponding period in 2017, as a result of decreased personnel and related costs, offset by an increase in non-cash compensation costs, professional fees, and recruiting costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash used for operations during the nine months ended September 30, 2018 was approximately $918,000. The cash used in operating activities was primarily attributable to the following items:

●

Net positive cash flows related to adjustments for non-cash expenses for depreciation, amortization, share-based compensation, and issuance of common stock to our non-employee directors of approximately $3,046,000, a decrease in accounts receivable of approximately $2,262,000, and a decrease in amount due from factor of approximately $29,000.

●	Net negative cash flows related to inventory, prepayments, and reductions of accounts payable, accruals, and deferred revenue of approximately $602,000.

Approximately $82,000 was used for investing activities during the nine months ended September 30, 2018 related to capital expenditures.

Approximately $1,790,000 was provided by financing activities during the nine months ended September 30, 2018 consisting of approximately $1,875,100 (net of $144,900 in commissions and $50,000 in reimbursable expenses) from the issuance of common stock less approximately $115,100 of stock issuance costs.

At September 30, 2018, we had net working capital of approximately $4,698,600 as compared to net working capital of approximately $4,689,000 at December 31, 2017.  At September 30, 2018, net working capital excluding resalable software license rights was approximately $1,788,600 as compared to net working capital excluding resalable software license rights of approximately $2,049,000 at December 31, 2017.

Liquidity and Capital Resources

Since our inception, our capital needs have been principally met through proceeds from the sale of equity and debt securities.  We expect capital expenditures to be less than $100,000 during the next twelve months.

The following sets forth our primary sources of capital during the previous two years:

We entered into an accounts receivable factoring arrangement with a financial institution (the “Factor”) which has since been extended through October 31, 2019. Pursuant to the terms of the arrangement, from time to time, we sell to the Factor a minimum of $150,000 of certain of our accounts receivable balances per quarter on a non-recourse basis for credit approved accounts. The Factor remits 35% of the foreign and 75% of the domestic accounts receivable balance to us (the “Advance Amount”), with the remaining balance, less fees, to be forwarded to us once the Factor collects the full accounts receivable balance from the customer. In addition, from time to time, we receive over advances from the Factor. Factoring fees range from 2.75% to 15% of the face value of the invoice factored, and are determined by the number of days required for collection of the invoice. We expect to continue to use this factoring arrangement periodically to assist with our general working capital requirements due to contractual requirements.

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

On August 24, 2018, we completed a public offering of units consisting of 1,380,000 shares of common stock and warrants to purchase 1,035,000 shares of common stock for an aggregate purchase price of $2,070,000, or $1.50 per unit.

Liquidity outlook

At September 30, 2018, our total cash and cash equivalents were approximately $1,049,000, as compared to approximately $289,000 at December 31, 2017.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We estimate that we currently require approximately $592,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation. During the first nine months of 2018, we generated approximately $2,329,000 of revenue, which is below our average monthly requirements.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2018. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 9, 2018 and August 14, 2018, the Company issued 4,161 shares of common stock to its directors in payment of director and committee fees.

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

BIO-key International, Inc.

Dated: November 14, 2018	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2018	/s/ Cecilia Welch
Cecilia Welch Chief Financial Officer
(Principal Financial Officer)