Form 10-K
period 2018-12-31
BIO KEY INTERNATIONAL INC
filed 2019-04-01
CIK 1019034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $25.2 million based upon the closing price for shares of the registrant’s common stock of $2.65 as reported by the Nasdaq Stock Market on that date.

As of March 29, 2019, the registrant had 13,991,688 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain sections of the registrant’s Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2018.

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

Overview

We are a leader in finger-based biometric identification and personal identity verification, as well as authentication-transaction security. Stand-alone, or in partnerships with OEMs, integrators, and solution providers, we provide biometric security solutions to private and public sector customers. We help customers reduce risk by providing the ability to control access to facilities and services, in either logical or physical domains. Our solutions positively identify individuals before granting access to corporate resources, subscribed services, cloud services and applications.

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

During 2016, we continued to develop and expand our consumer footprint for hardware products such as SideSwipe, SideTouch and EcoID by launching on Amazon, making the products available through Microsoft retail stores and developing and promoting our own eCommerce website. SideTouch was featured on HSN in December of 2016.

2017 represented the first year of significant sales generated by our new Asia Pacific division, including a 30,000 unit order for our finger scanners and retail distribution of TouchLock products in 30+ retail stores.

2017 closed with us announcing a $4 million sale with a large telecommunications company. At the time, it was the largest sale in the company history.

2018 saw the emergence of a few trends as customers in financial services and manufacturing began reaching out to us to add a layer of biometric sign-in to their security infrastructure. Use cases included securing the online activity of roving users and shared workstations. Manufacturers turned to us to incorporate workflow efficiencies such as replacing eSignature processes with biometric tracking and reducing the use of long sophisticated passwords with biometric sign-in.

Along with organizations that sought out our solutions to address compliance requirements for multifactor authentication, emerged a new area of opportunity as state board of election organizations were funded to address key security concerns and biometric sign-in became a preferred solution.

In June 2018, our Asia Pacific (APAC) division reached an agreement with Asahi, one of Asia’s largest bicycle manufacturers, to market and sell TouchLock Bike. In July 2018, we secured our first TouchLock OEM opportunity after signing an agreement with Aluratek.

In December 2018, we closed out the year by announcing what would become the largest sale in company history to date when we executed an agreement to sell $12 million in software licenses, with $5 million the first year, and an option to renew for $5 million the second year and $2 million the third year. The revenue is being recognized as payments are received and the amount recognized in 2018 was approximately $1.1M.

Products

Finger-based Biometric Identification and Personal Identity Verification

Our biometric identification technology improves both the accuracy and speed of authenticating or identifying individuals, by extracting unique landmarks and other characteristics from a fingerprint and comparing it to the landmarks from previously enrolled fingerprints to determine a match. The technology is built to be scalable and to handle databases containing millions of fingerprints. We achieve the highest levels of discrimination without requiring any other identifying data (multi-factor) such as a user ID, smart ID cards, or tokens, although our technology can be used in conjunction with such additional factors. Users of our technology have the option of on device or cloud authentication. This flexible authentication option in conjunction with our interoperable capabilities, is another key differentiator of our biometric identification solutions.

We support industry standards, such as SAML, FIDO, BioAPI, and have received National Institute of Standards and Technology independent laboratory certification of our ability to support Homeland Security Presidential Directive #12 (HSPD-12) and ANSI/INCITS-378 templates, as well as validation of our fingerprint match speed and accuracy in large database environments.

Our fingerprint identification algorithm, Vector Segment Technology (VST™), and WEB-key biometric service manager are the core intellectual property behind our full suite of biometric products that include:

●

ID Director™— is a suite of solutions for integration with CA Technologies / Broadcom’s Single Sign-on solution, Oracle’s Fusion Middleware SSO, IBM Tivoli Access Manager as well as ISAM and other solutions, utilizing the power and security of WEB-key. This solution provides a simple to implement, custom authentication scheme for companies looking to enhance authentication. ID Director is designed to add a level of security and convenience to the transaction level of any application. Versions of ID Director include:

●

ID Director for Windows provides enterprise customers the ability to implement and operate a biometric-centric multi-factor authentication (MFA) solutions with their Microsoft Active Directory and Azure Cloud platforms.

●

ID Director for SAML allows for simplified integration with many applications and identity and access management (IAM) platforms, without coding, including CA Technologies / Broadcom’s Single Sign-on, Oracle’s IDCS, IBM Tivoli Access Manager ESSO as well as Salesforce, SAP, and other SAML-enabled solutions, leveraging the power and security of WEB-key into a growing set of end user authentication scenarios. This solution provides a simple-to-implement, secure biometric authentication solution for companies looking to enhance authentication across many applications.

●	ID Director for EPIC adds BIO-key authentication to EPIC EHR environments, simplifying strong authentication for access, as well as meeting electronic prescribing regulations for authentication.

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

In 2015, Microsoft announced native support for biometrics in the Windows 8.1 and Windows 10 Operating platforms as well as Office 2016. With Microsoft Hello, any user can replace their PIN or password to access their device without any special software downloads by using our finger scanners, SideSwipe, SideTouch and EcoID, which are plug and play compatible with the Microsoft platforms. We have been the preferred partner, in particular at the Microsoft “Ignite your Business” Windows 10 and Office 2016 launch events, which has generated a number opportunities for both our hardware and software offerings. In 2016, our finger scanners were tested and qualified by Microsoft, then introduced and are sold in the Microsoft stores nationwide, as well as through their on-line channel.

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

In 2018 we continued to invest and grow our relationship with Microsoft. The 2018 Ignite your Business event included Microsoft hosting an exclusive BIO-key demonstration kiosk within their event showcase.

We attended CES in 2018 and in 2019 and expanded our presence to increase awareness for TouchLock and capture newly emerging OEM opportunities with Fortune 500 customers.

In 2018, we also introduced OmniPass Consumer, a secure biometric-enabled application to manage multiple passwords for online apps, services or accounts.

Authentication Transaction Security

Our authentication-transaction security technology, WEB-key®, provides the ability to conduct identification and identity verification transactions in potentially unsecure environments, including the World Wide Web or in off-site cloud environments.

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

On October 3, 2006, we announced that our patent for a biometric authentication security framework had been granted by the U.S. Patent & Trademark Office. The patent No. 7,117,356 was issued to us for a biometric authentication security framework that enhances commercial and civil biometric use. Our authentication security framework protects privacy and security of cloud or network-based authentications while also facilitates ease of use of biometric systems. The technology that this patent is based on is the foundation for the authentication security incorporated in our WEB-key product line. WEB-key is a mature enterprise authentication solution that functions in a wide variety of application environments. The solution supports a variety of implementation alternatives including card technologies for “two-factor” authentication and also supports “single-factor” authentication. Partners and customers implementing our WEB-key software to provide convenient and secure user identity include a number of institutions including the Allscripts Healthcare Solutions, Computer Associates Site Minder, Oracle Access Manager and many other enterprise and solutions-based systems. With the payment of all maintenance fees, this patent will expire on May 20, 2023.

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

On July 3, 2012, we were issued US Patent No. 8,214,652 for our “Biometric Identification Network Security”, an expanded method of network and related network authentication security systems utilizing hardware-based support for encryption and key management for authentication purposes. With the payment of all maintenance fees, this patent will expire on April 24, 2024.

On May 3, 2017, we were issued US Patent No. 9,646,146 for our “Utilization of Biometric Data”, a method enables existing small area sensors to capture substantially more fingerprint surface area, leading to a higher degree of accuracy when performing a match. With the payment of all maintenance fees, this patent will expire on March 6, 2035.

On June 19, 2018 we were issued U.S. Patent No. 10,002,244 for our “Utilization of Biometric Data” to allow continuous, passive User authentication on a mobile device.

On July 27, 2018 we were issued U.S. Patent No. 10,025,831 for “Adaptive Short Lists and Acceleration of Biometric Database Search”, a method to quickly and iteratively search a database of biometric data.

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

Trademarks

We have registered our trademarks “BIO-key”, “True User Identification”, “Intelligent Image Indexing”, “WEB-key”, “SideSwipe, “EcoID” and The Biometric of Things with the U.S. Patent & Trademark Office, as well as many foreign countries, protecting our companies name and key technology offering names.

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

Markets

Identity Management, User Authentication, Privilege Entitlement and Access Control

Our products simplify the authentication process for enterprise users and consumers, while raising security to the highest levels of assurance. This allows our customers to meet new, stronger authentication requirements and security best practices across many industries, while delivering a superior end-user experience. Customers use our products to reduce risk of theft, fraud, loss, account takeover attacks, and unauthorized account sharing by limiting access to valuable assets, privileges, data, services, networks and places to only authorized individuals. Our products provide stronger identity binding and a superior user experience versus traditional credentialing systems, which utilize a physical or knowledge-based electronic credential to authenticate the holder, but fail to authenticate the actual user in addition to the token. Nearly every enterprise and public sector has seen a shift in the requirement for stronger authentication, and both NIST and industry thought leaders such as Microsoft have encouraged entities to enhance their security posture by implementing stronger 2-factor (2FA) or multi-factor authentication (MFA). Our products help organizations to meet their strong authentication goals, with a sign in process that end users prefer. In our opinion, the market for advanced user authentication, including fingerprint biometrics, extends to nearly every industry segment. We believe the market opportunity for our products is massive, global and growing.

Historically, our largest market has been access control within highly regulated industries like government and healthcare. However, we are witnessing a change in the landscape as organizations within all industries and of all sizes are embracing biometric technology as a security and workflow solution. Championed by the millions of users that have been successfully introduced to biometrics by companies such as Apple and Samsung, today’s users have witnessed the security and convenience benefits of biometric technology.

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

We believe there is potential for significant market growth in the following key areas:

●	Corporate network access control, corporate campuses, computer networks, and applications.

●	Government funded initiatives, including with the state board of elections.

●	International government use case applications as prospects see we as a global leader in the biometric technology space as witnessed by our agreement with the Israeli Defense Force, and the Singapore and Dubai Police departments.

●	Consumer mobile credentialing, including mobile payments, credit and payment card programs, data and application access, and commercial loyalty programs.

●	Demand for BIO-key hardware products from Windows 10 users and Fortune 500 companies.

●	Government services and highly regulated industries including, Medicare, Medicaid, Social Security, Drivers Licenses, Campus and School ID, Passports/Visas.

●	Growth in the Asia Pacific region.

●	Biometric based consumer products.

Business Model

Our business model for 2019 and beyond is focused on the following key areas:

Market Drivers

Address Gaps in mainstream MFA Approaches

The current climate of broad enterprise adoption of MFA to replace passwords, an ongoing upgrade cycle of Microsoft Windows 10, and accompanying moves to Windows Hello for Business, all present broad opportunities for our products to leverage our unique differentiators and exploit the gaps left in existing technology approach.

There are gaps in the existing IAM solution space that provide the opportunity for us to demonstrate the unique business value of our solutions. One of those gaps is the challenge of authenticating users that “rove” among workstations. A second gap is preventing unauthorized account sharing. These gaps represent soft entry points to gain market share by highlighting known shortcomings of the status quo IAM approach.

OEM Customers

We will continue to prioritize securing agreements with OEM customers. The history of success supporting NCR, McKesson and LexisNexis provides an established footprint that we intend to build upon. As OEM customers embed our solutions within their products, the customer benefits from the enhanced security and workflow. OEM customers ordering patterns are more predictable and OEM customers generally require lower service and support resourcing. In 2018, we added our first TouchLock OEM customer by signing an agreement with Aluratek.

Highly Regulated Industries

Government projects and healthcare, including hospitals, clinics, private practices and blood centers provide a significant opportunity for us. In healthcare, we anticipate that patient identification will emerge as a highly regulated requirement for all healthcare organizations and we are developing our software to accommodate this need. The financial services industry in the U.S. has been slow to adopt biometric authentication while Asia and Europe have been more receptive to incorporating biometrics. We anticipate that the U.S. market will grow rapidly once the first major institution adopts a biometric solution.

Partner Model

We remain committed to a partner sales model. In the Identity and Access Management or “IAM” space, we have adjusted our targets to include working with resellers, and are developing a security assertion markup language (SAML) solution for ease of installation purposes. In healthcare, HealthCast and other partners, such as Allscripts, identified and sold our solutions to a number of new customers in 2019.

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

Research and Development

Our biometric platform is mature, stable, and widely-deployed and we concentrate our research and development efforts on enhancing the functionality, reliability and integration of our current products as well as developing new and innovative products and solutions for providing broader access to the BIO-key user experience, such as ID Director for Windows and ID Director for SAML. Although we believe that our identification technology is one of the most advanced and discriminating fingerprint technologies available today, the markets in which we compete are characterized by rapid technological change and evolving standards. In order to maintain our position in the market, we will continue to upgrade and refine our existing technologies as new standards become relevant to our customers and markets.

We have also licensed mobile platform software from CGG which we have integrated with our core WEB-key offerings and introduced to the Asian markets in 2016. This presents a significant opportunity for us going forward. During the years ended December 31, 2018 and 2017, we spent $1,415,401 and $1,659,875, respectively, on research and development.

Products on Demand (PoD)

Our technology and development team has the expertise to develop customer specific solutions if they are funded. Our strategy to support POD is to utilize internal resources, outsource support services and strategic partners to satisfy unique customer requirements. Our flexible, nimble business model and interoperable capabilities are key differentiators.

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

Employees, Contractors, and Consultants

As of March 28, 2019, we employed fifteen individuals on a full-time basis as follows: (i) five in engineering, customer support, research and development; (ii) three in finance and administration; and (iii) seven in sales and marketing. We also use the services of three consultants (part-time) who provide engineering and technical services. Additionally, our Hong Kong subsidiary employs three individuals on a full-time basis as follows: (i) one in research and development, (ii) one in finance and administration, (iii) one in sales and marketing. We also use the services of twelve factory contractors (full-time) in China.

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

Due to, among other factors, our history of losses and limited revenue, our independent registered public accounting firm has included an explanatory paragraph in their opinion for the year ended December 31, 2018 as to the substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

Since our formation, we have historically not generated significant revenue and have sustained substantial operating losses.

As of December 31, 2018, we had an accumulated deficit of approximately $75.1 million. In order to increase revenue, we have developed a direct sales force and anticipate the need to retain additional sales, marketing and technical support personnel and may need to incur substantial expenses. We cannot assure you that we will be able to secure these necessary resources, that a significant market for our technologies will develop, or that we will be able to achieve our targeted revenue. If we are unable to achieve revenue or raise capital sufficient to cover our ongoing operating expenses, we will be required to scale back operations, including marketing and research initiatives, or in the extreme case, discontinue operations.

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

Biometric technology is a new approach to Internet security, which must be accepted in order for our WEB-key solution to generate significant revenue.

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

The Internet, facility access control, and information security markets are subject to rapid technological change and intense competition. We compete with both established biometric companies and a significant number of startup enterprises as well as providers of more traditional methods of access control. Most of our competitors have substantially greater financial and marketing resources than we do and may independently develop superior technologies, which may result in our technology becoming less competitive or obsolete. We may not be able to keep pace with this change. If we are unable to develop new applications or enhance our existing technology in a timely manner in response to technological changes, we will be unable to compete in our chosen markets. In addition, if one or more other biometric technologies such as voice, face, iris, hand geometry or blood vessel recognition are widely adopted, it would significantly reduce the potential market for our fingerprint identification technology.

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

We have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We currently require approximately $537,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation. During 2018, we generated approximately $4,045,000 of revenue, which is below our average monthly requirements. If we are unable to generate sufficient revenue to cover operating expenses and fund our business plan, we will need to obtain additional third-party financing to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. We may, therefore, need to obtain additional financing through the issuance of debt or equity securities. We cannot assure you that we will be able to secure any such additional financing on terms acceptable to us or at all. If we cannot obtain such financing, we will not be able to execute our business plan, will be required to reduce operating expenses, and in the extreme case, discontinue operations.

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

As of the date of this report, approximately 5,575,515 shares of our common stock were reserved for issuance upon exercise or conversion of outstanding stock options, and warrants. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders.

The availability of a substantial number of shares of our common stock for public sale may cause the price of our common stock to decline.

Our most recent registration statement, which was declared effective in October 2018, covers the public resale of 2,559,172 shares of our common stock consisting of shares of common stock underlying warrants issued in our November 2014, September 2015, and August 2018 private offerings. The shares of common stock being offered by the selling security holders represent approximately 18% of our outstanding shares. The availability of these shares for sale to the public, whether or not sales have occurred or are occurring, and the sale of such shares in the public markets could have an adverse effect on the market price of our common stock. Such an adverse effect on the market price would make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

An active trading market for our common stock may not be sustained.

Although our common stock is listed on the Nasdaq Capital Market, an active trading market for our shares may not be developed and if developed, sustained. If an active market for our common stock is not developed or sustained, it may be difficult for you to sell your shares without depressing the market price for the shares or sell your shares at all. Any inactive trading market for our common stock may also impair our ability to raise capital to continue to fund our operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

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

We may need to raise additional funds in the future through issuances of securities and such additional funding may be dilutive to stockholders or impose operational restrictions.

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

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors seeking cash dividends should not purchase shares of our common stock.

Our share ownership is highly concentrated which will limit your ability to influence corporate matters.

Our directors, officers and principal stockholders, beneficially own approximately 54% of our common stock and will continue to have significant influence over the outcome of all matters submitted to the stockholders for approval, including the election of our directors and approval of significant corporate transactions. This concentration of ownership will limit your ability to influence corporate matters, and as a result, actions may be taken that you may not view as beneficial.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of the date of this report, we are not a party to any pending lawsuit.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the Nasdaq Capital Market under the symbol “BKYI”.

Holders

As of March 27, 2019, the number of stockholders of record of our common stock was 140.

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

Common Stock

On November 8, 2018, the Company issued 4,800 shares of common stock to its directors in payment of board fees.

On November 12, 2018, the Company issued 910 shares of common stock to its directors in payment of committee fees.

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

We also develop and distribute hardware components that are used in conjunction with our software, and sell third-party hardware components with our software in various configurations required by our customers. Our products are interoperable with all major fingerprint reader and hardware manufacturers and across Windows, Linux, and the Android mobile operating systems enabling application developers, value added resellers, and channel partners to integrate our fingerprint biometrics into their applications, while dramatically reducing maintenance, upgrade and life-cycle costs. This interoperability is unique in the industry, is a key differentiator for our products in the biometric market and, in our opinion, makes our technology more viable than competing technologies and expands the size of the overall market for our products.

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

Products

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

In 2015, Microsoft announced native support for biometrics in the Windows 8.1 and Windows 10 Operating platforms as well as Office 2016. With Microsoft Hello, any user can replace their PIN or password to access their device without any special software downloads by using our finger scanners, SideSwipe, SideTouch and EcoID, which are plug and play compatible with the Microsoft platforms. We have been the preferred partner, in particular at the Microsoft “Ignite your Business” Windows 10 and Office 2016 launch events, which has generated a number opportunities for both our hardware and software offerings. In 2016, our finger scanners were tested and qualified by Microsoft, then introduced and are sold in the Microsoft stores nationwide, as well as through their on-line channel.

In 2018 we continued to invest and grow our relationship with Microsoft. The 2018 Ignite your Business event included Microsoft hosting an exclusive BIO-key demonstration kiosk within their event showcase.

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

We believe there is potential for significant market growth in the following key areas:

●	Corporate network access control, corporate campuses, computer networks, and applications.

●	Government funded initiatives, including with the state board of elections.

●	International government use case applications as prospects see we as a global leader in the biometric technology space as witnessed by our agreement with the Israeli Defense Force, and the Singapore and Dubai Police departments.

●	Consumer mobile credentialing, including mobile payments, credit and payment card programs, data and application access, and commercial loyalty programs.

●	Demand for BIO-key hardware products from Windows 10 users and Fortune 500 companies.

●	Government services and highly regulated industries including, Medicare, Medicaid, Social Security, Drivers Licenses, Campus and School ID, Passports/Visas.

●	Growth in the Asia Pacific region.

●	Biometric based consumer products.

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

We intend to expand our business into the cloud and mobile computing industries. The emergence of cloud computing and mobile computing are primary drivers of commercial and consumer adoption of advanced authentication applications, including biometric and BIO-key authentication capabilities.  As the value of assets, services and transactions increases on such networks, we expect that security and user authentication demand should rise proportionately. Our integration partners include major web and network technology providers, who we believe will deliver our cloud-applicable solutions to interested service-providers. These service-providers could include, but are not limited to, financial institutions, web-service providers, consumer payment service providers, credit reporting services, consumer data service providers, healthcare providers and others. Additionally, our integration partners include major technology component providers and OEM manufacturers, who we believe will deliver our device-applicable solutions to interested hardware manufacturers. Such manufacturers could include cellular handset and smartphone manufacturers, tablet manufacturers, laptop and PC manufacturers, among other hardware manufacturers. Our recently introduced SAML and Open ID solutions will create new opportunities for us in 2019.

RESULTS OF OPERATIONS

Consolidated Results of Operations

Two Year % trend

	Years ended December 31,
	2018	2017
Revenues
Services	25%	19%
License fees and other	43%	51%
Hardware	32%	30%
	100%	100%
Costs and other expenses
Cost of services	11%	7%
Cost of license, hardware and other	92%	44%
	103%	51%
Gross Profit (Loss)	-3%	49%

Operating expenses
Selling, general and administrative	132%	91%
Research, development and engineering	35%	26%
	167%	117%
Operating loss	-170%	-68%

Other income (deductions)
Total other income (deductions)	0%	0%
Net loss	-170%	-68%

Revenues and Costs of goods sold

			2018 - 2017
	2018	2017	$ Chg	% Chg

Revenues
Service	$1,012,576	$1,193,190	$(180,614)	-15%
License fees and other	1,739,897	3,220,371	(1,480,474)	-46%
Hardware	1,292,069	1,889,423	(597,354)	-32%
Total Revenue	$4,044,542	$6,302,984	$(2,258,442)	-36%

Cost of goods sold
Service	$443,210	$439,291	$3,919	1%
License, hardware & other	3,720,980	2,802,860	918,120	33%
Total COGS	$4,164,190	$3,242,151	$922,039	28%

Revenues

Revenue decreased $2,258,442 or 36% to $4,044,542 in 2018 as compared to $6,302,984 in 2017 due to the factors stated below.

For the years ended December 31, 2018 and 2017, service revenues included approximately $895,000 and $501,000, respectively, of recurring maintenance and support revenue, and approximately $118,000 and $692,000, respectively, of non-recurring custom services revenue.  Recurring service revenue increased 78% from 2017 to 2018 due to a large three year maintenance contract, and several smaller orders from new customers. As our customer base continues to grow, we expect the recurring revenue to increase in future periods. Non-recurring custom services decreased 83% in 2018 as a result of a completed special software requirement from an existing customer in the first quarter of 2018.

For the years ended December 31, 2018 and 2017, license revenue decreased 46% to $1,739,897. The decrease was due to one large order received in the fourth quarter of 2017 in amount of approximately $2,500,000 compared to one large international order in the fourth quarter of 2018 for which revenue is being recognized as payments are received and amount recognized in 2018 was approximately $1,111,000.  The balance of approximately $3,889,000 is expected to be recognized in 2019 as payments are received.

Hardware sales decreased by approximately $597,000, or 32%, to $1,292,069 in 2018 as a result of fewer large customer deployments, and retail sales.  Fingerprint reader sales decreased approximately $527,000, or 34%, while the biometric locks decreased approximately $71,000, or 21% from their initial launch in 2017.

Costs of goods sold

For the year ended December 31, 2018, cost of service increased approximately 1% to $443,210, due to reallocated research and development personnel to support the custom services revenue and customer maintenance.

License, hardware and other costs for the year ended December 31, 2018 increased approximately 33% to $3,720,980. The increase was attributable primarily to the amortization and actual deployments of the software rights in the approximate amount of $2,658,000 compared to $1,585,000 in 2017.

Selling, general and administrative

		2018 - 2017
2018	2017	$ Chg	% Chg

$5,333,906	$5,676,323	$(342,417)	-6%

Selling, general and administrative costs for year ended December 31, 2018 were $5,333,906 representing a 6% decrease from over 2017. Increases in costs included non-cash, share-based compensation expenses, increased bad debt expense, marketing personnel and related costs. These amounts were offset by decreases in payroll and related expenses, factoring fees, commitment fees related to the Nasdaq uplisting in 2017, commission, and contractor expenses.

Research, development and engineering

		2018 - 2017
2018	2017	$ Chg	% Chg

$1,415,401	$1,659,875	$(244,474)	-15%

For the year ended December 31, 2018, research, development and engineering costs were $1,415,401 representing a 15% decrease over 2017, as a result of decreased personnel and related costs. These amounts were offset by increased costs related to our Hong Kong subsidiary, temporary outside services, non-cash share-based compensation expenses, and recruiting costs.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities overview

Net cash used for operations during the year ended December 31, 2018 was approximately $1,613,000. Items of note included:

●	Negative cash flows related to changes in inventory, accounts payable, accruals, and deferred revenue of approximately $521,000, due to working capital management, and

●

Net positive cash flows related to accounts receivable and the adjustments for non-cash expenses for depreciation, amortization, share-based compensation of approximately $4,059,000, and an increase in allowance for doubtful accounts of approximately $720,000.

Investing activities overview

Approximately $82,000 was used for investing activities during the year ended December 31, 2018 relating to capital expenditures

Financing activities overview

Approximately $1,731,000 was provided by financing activities during the year ended December 31, 2018 consisting of approximately $1,875,100 (net of $144,900 in commissions and $50,000 in reimbursable expenses) from the issuance of common stock less approximately $144,000 of stock issuance costs.

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

On August 24, 2018, we completed a public offering of units consisting of 1,380,000 shares of common stock and warrants to purchase 1,035,000 shares of common stock for an aggregate gross proceeds of $2,070,000, or $1.50 per unit.

LIQUIDITY OUTLOOK

At December 31, 2018, our total cash and cash equivalents were approximately $324,000, as compared to approximately $289,000 at December 31, 2017.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We currently require approximately $537,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation.  During 2018, we generated approximately $4,044,000 of revenue, which is below our average monthly requirements.

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

CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates under different assumptions or conditions. With the exception of the adoption of ASC 606 for revenue recognition, there have been no material changes to these estimates for the periods presented in this Annual Report on Form 10-K.

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

1. Revenue Recognition

We adopted ASC 606, Revenue from Contracts with Customers (ASC 606) on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as "legacy GAAP" or the "previous guidance". The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's services and will provide financial statement readers with enhanced disclosures.

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

      ●     Identify the performance obligations in the contract

      ●     Determine the transaction price

      ●     Allocate the transaction price to performance obligations in the contract

      ●     Recognize revenue when or as the Company satisfies a performance obligation

All of our performance obligations, and associated revenue, are generally transferred to customers at a point in time, with the exception of support and maintenance, and professional services, which are generally transferred to the customer over time.

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

Support and Maintenance

Support and Maintenance revenue consists of fees for unspecified upgrades, telephone assistance and bug fixes. We satisfy our Support and Maintenance performance obligation by providing “stand-ready” assistance as required over the contract period. We record deferred revenue (contract liability) at time of prepayment until the contracts term occurs. Revenue is recognized over time on a ratable basis over the contract term. Support and Maintenance contracts are up to one year in length and are generally invoiced either annually or quarterly in advance.

Professional Services

Professional services revenues consist primarily of fees for deployment and optimization services, as well as training. The majority of our consulting contracts are billed on a time and materials basis, and revenue is recognized based on the amount billable to the customer in accordance with practical expedient ASC 606-10-55-18. For other professional services contracts, we utilize an input method and recognizes revenue based on labor hours expended to date relative to the total labor hours expected to be required to satisfy its performance obligation.

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

Accounts receivable from customers are typically due within 30 days of invoicing.  We do not record a reserve for product returns or warranties as amounts are deemed immaterial based on historical experience.

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

4. Income Taxes

The provision for, or benefit from, income taxes includes deferred taxes resulting from the temporary differences in income for financial and tax purposes using the liability method. Such temporary differences result primarily from the differences in the carrying value of assets and liabilities. Future realization of deferred income tax assets requires sufficient taxable income within the carryforward period available under tax law. We evaluate, on a quarterly basis whether, based on all available evidence, it is probable that the deferred income tax assets are realizable. Valuation allowances are established when it is more likely than not that the tax benefit of the deferred tax asset will not be realized. The evaluation, as prescribed by ASC 740-10, “Income Taxes,” includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. Because of our historical performance and estimated future taxable income a full valuation allowance has been established.

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

See financial statements appearing at pages 26-53 of this Annual Report on Form 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. – OTHER INFORMATION

None.

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth under “Proposal No. 1: Election of Directors” in the 2019 Proxy Statement and incorporated herein by reference.

ITEM 11. – EXECUTIVE COMPENSATION

The information required by this item will be set forth under “Executive and Director Compensation” in the 2019 Proxy Statement and incorporated herein by reference.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management will be set forth under “Stock Ownership” in the 2019 Proxy Statement and incorporated herein by reference.

The Equity Compensation Plan Information table required pursuant to Item 201(d) of Regulation S-K will be set forth in the 2019 Proxy Statement and incorporated herein by reference.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth under “Transactions with Related Persons” and “Director Independence” in the 2019 Proxy Statement and incorporated herein by reference.

ITEM 14. – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth under “Ratification of Rotenberg Meril Solomon Bertiger & Guttilla, P.C. as Independent Registered Public Accounting Firm for 2019” in the 2019 Proxy Statement and incorporated herein by reference.

ITEM 15. – EXHIBITS

(a)       The following documents are filed as part of this Report. Portions of Item 15 are submitted as separate sections of this Report:

 (1)  Financial statements filed as part of this Report:

  Reports of Independent Registered Public Accounting Firm

  Consolidated Balance Sheets as at December 31, 2018 and 2017

  Consolidated Statements of Operations—Years ended December 31, 2018 and 2017

  Consolidated Statement of Stockholders’ Equity—Years ended December 31, 2018 and 2017

  Consolidated Statements of Cash Flows—Years ended December 31, 2018 and 2017

  Notes to Consolidated Financial Statements—December 31, 2018 and 2017

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

ITEM 8—FINANCIAL STATEMENTS

The following financial statements of BIO-key International, Inc. are included herein at the indicated page numbers:

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

BIO-key International, Inc.

Wall, NJ

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BIO-key International, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the consolidated financial statements, the Company has suffered substantial net losses in recent years, has an accumulated deficit at December 31, 2018 and is dependent on debt and equity financing to fund its operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are disclosed in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Rotenberg Meril Solomon Bertiger & Guttilla,P.C.
ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.
We have served as the Company's auditor since 2010.
Saddle Brook, New Jersey
April 1, 2019

BIO-key International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$323,943	$288,721
Accounts receivable, net	1,574,032	2,875,946
Due from factor	56,682	109,865
Inventory	998,829	946,847
Resalable software license rights	1,125,000	2,640,000
Prepaid expenses and other	150,811	152,654
Total current assets	4,229,297	7,014,033
Resalable software license rights, net of current portion	6,790,610	7,933,808
Accounts receivable, net of current portion	-	760,000
Equipment and leasehold improvements, net	148,608	181,165
Capitalized contract costs, net	319,199	-
Deposits and other assets	8,712	8,712
Intangible assets, net	195,906	181,104
Total non-current assets	7,463,035	9,064,789
TOTAL ASSETS	$11,692,332	$16,078,822

LIABILITIES
Accounts payable	$481,269	$499,230
Accrued liabilities	548,232	688,023
Dividends payable on preferred stock	-	630,408
Deferred revenue	196,609	507,866
Total current liabilities	1,226,110	2,325,527
TOTAL LIABILITIES	1,226,110	2,325,527

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Series A-1 convertible preferred stock: authorized, 100,000 (liquidation preference of $100 per share); issued and outstanding 0 and 62,596 of $.0001 par value at December 31, 2018 and December 31, 2017, respectively	-	6
Series B-1 convertible preferred stock: authorized, 105,000 (liquidation preference of $100 per share); issued and outstanding 0 and 105,000 of $.0001 par value at December 31, 2018 and December 31, 2017, respectively	-	11
Common stock — authorized, 170,000,000 shares; issued and outstanding; 13,977,868 and 7,691,324 of $.0001 par value at December 31, 2018 and December 31, 2017, respectively	1,398	769
Additional paid-in capital	85,599,140	80,829,001
Accumulated deficit	(75,134,316)	(67,076,492)
TOTAL STOCKHOLDERS’ EQUITY	10,466,222	13,753,295
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,692,332	$16,078,822

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2018	2017

Revenues
Services	$1,012,576	$1,193,190
License fees and other	1,739,897	3,220,371
Hardware	1,292,069	1,889,423
Total revenues	4,044,542	6,302,984

Costs and other expenses
Cost of services	443,210	439,291
Cost of license fees, hardware and other	3,720,980	2,802,860
Total costs and other expenses	4,164,190	3,242,151
Gross Profit (Loss)	(119,648)	3,060,833

Operating expenses
Selling, general and administrative	5,333,906	5,676,323
Research, development and engineering	1,415,401	1,659,875
Total operating expenses	6,749,307	7,336,198
Operating loss	(6,868,955)	(4,275,365)

Other income
Interest income	80	27
Total other income	80	27
Net loss	(6,868,875)	(4,275,338)
Deemed dividend from trigger of anti-dilution provision feature	(1,428,966)	-
Convertible preferred stock dividends	(198,033)	(769,158)
Net loss available to common stockholders	(8,495,874)	(5,044,496)

Basic and Diluted Loss per Common Share	$(0.73)	$(0.76)

Weighted Average Shares Outstanding:
Basic and Diluted	11,607,933	6,638,382

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A-1 Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2016	90,000	$9	105,000	$11	6,093,843	$609	$78,253,413	$(62,801,154)	$15,452,888
Issuance of common stock for directors’ fees					11,244	1	32,029		32,030
Issuance of common stock pursuant to securities purchase agreement					555,556	56	1,999,944		2,000,000
Dividends declared on preferred stock							(769,158)		(769,158)
Conversion of dividends payable on A-1 preferred stock					150,000	15	539,985		540,000
Conversion of A-1 preferred stock to common stock	(27,404)	(3)			761,222	76	(73)		-
Issuance of stock for consultants					117,849	12	354,573		354,585
Stock issuance costs							(80,366)		(80,366)
Exercise of stock options					1,610	-	-		-
Share-based compensation							498,654		498,654
Net loss								(4,275,338)	(4,275,338)
Balance as of December 31, 2017	62,596	$6	105,000	$11	7,691,324	$769	$80,829,001	$(67,076,492)	$13,753,295
Adoption of ASC 606								240,017	240,017
Issuance of common stock for directors’ fees					20,976	2	37,530		37,532
Issuance of common stock pursuant to securities purchase agreement					1,380,000	138	2,069,862		2,070,000
Dividends declared on preferred stock							(198,033)		(198,033)
Conversion of A-1 preferred stock to common stock	(62,596)	(6)			1,738,778	174	(168)		-
Conversion of B-1 preferred stock to common stock			(105,000)	(11)	2,916,668	292	(281)		-
Conversion of dividends payable on A-1 preferred stock					98,893	10	356,005		356,015
Conversion of dividends payable on B-1 preferred stock					131,229	13	472,411		472,424
Deemed dividend related to down-round features							1,428,966	(1,428,966)	-
Stock issuance costs							(338,845)		(338,845)
Share-based compensation							942,692		942,692
Net loss								(6,868,875)	(6,868,875)
Balance as of December 31, 2018	-	$-	-	$-	13,977,868	$1,398	$85,599,140	$(75,134,316)	$10,466,222

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2018	2017

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(6,868,875)	$(4,275,338)
Adjustments to reconcile net loss to cash used for operating activities:
Allowance for doubtful accounts	720,000	500,000
Depreciation	84,617	52,709
Amortization of intangible assets	15,596	13,726
Amortization of resaleable software license rights	1,513,237	1,510,051
Amortization of capitalized contract costs	123,171	-
Share and warrant-based compensation for employees and consultants	942,692	940,734
Stock based fees to directors	37,532	32,030
Change in assets and liabilities:
Accounts receivable	1,341,914	(1,002,700)
Due from factor	53,183	(56,227)
Capitalized contract costs	(202,353)	-
Inventory	(51,982)	(481,419)
Resaleable software license rights	1,144,961	74,552
Prepaid expenses and other	1,843	(33,472)
Accounts payable	(17,961)	32,388
Accrued liabilities	(139,793)	352,700
Deferred revenue	(311,257)	(125,196)
Net cash used for operating activities	(1,613,475)	(2,465,462)
CASH FLOWS FROM INVESTING ACTIVITIES:
Patents	(30,398)	(60,698)
Capital expenditures	(52,060)	(166,060)
Net cash used for investing activities	(82,458)	(226,758)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	1,875,100	2,000,000
Costs to issue common stock	(143,945)	(80,366)
Net cash provided by financing activities	1,731,155	1,919,634
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35,222	(772,586)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	288,721	1,061,307
CASH AND CASH EQUIVALENTS, END OF YEAR	$323,943	$288,721

The accompanying notes are an integral part of these statements.

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Years ended December 31,
	2018	2017

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Accrual of unpaid preferred dividends	$198,033	$630,408
Conversion of A-1 preferred dividends payable to common stock	$356,015	$540,000
Conversion of A-1 preferred stock to common stock	$6,259,600	$2,740,400
Conversion of B-1 preferred dividends payable to common stock	$472,426	$-
Conversion of B-1 preferred stock to common stock	$10,500,000	$-
Deemed dividend from trigger of anti-dilution provision feature	$1,428,966	$-
Issuance of common stock as a commitment fee for the Equity facility	$-	$198,000
Issuance of common stock as consulting services for the Equity facility	$-	$244,084

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

Basis of Presentation

The Company has incurred significant losses to date, and at December 31, 2018, it had an accumulated deficit of approximately $75.1 million. In addition, broad commercial acceptance of the Company’s technology is critical to the Company’s success and ability to generate future revenues. At December 31, 2018, total cash and cash equivalents were approximately $324,000, as compared to approximately $289,000 at December 31, 2017.

As discussed below, the Company has financed itself in the past through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. The Company currently requires approximately $537,000 per month to conduct operations, a monthly amount that it has been unable to consistently achieve through revenue generation.

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

 3. Revenue Recognition

The Company adopted ASC 606, Revenue from Contracts with Customers (ASC 606) on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as "legacy GAAP" or the "previous guidance". The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's services and will provide financial statement readers with enhanced disclosures.

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

Support and Maintenance

Support and Maintenance revenue consists of fees for unspecified upgrades, telephone assistance and bug fixes. The Company satisfies its Support and Maintenance performance obligation by providing “stand-ready” assistance as required over the contract period. The Company records deferred revenue (contract liability) at time of prepayment until the contracts term occurs. Revenue is recognized over time on a ratable basis over the contract term. Support and Maintenance contracts are up to one year in length and are generally invoiced either annually or quarterly in advance.

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

4.  Cash Equivalents

Cash equivalents consist of liquid investments with original maturities of three months or less.  At December 31, 2018 and 2017, cash equivalents consisted of a money market account.

5. Accounts Receivable

Accounts receivable are carried at original amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful receivables by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Accounts receivable are written off when deemed uncollectible. As a result of the payment delays for a large customer, the Company has reserved $1,720,000 and $1,000,000 at December 31, 2018 and 2017, respectively, which represents $100% and 58% of the remaining balance owed under the contract, respectively. Recoveries of accounts receivable previously written off are recorded when received. Accounts receivable at December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017

Accounts receivable - current	$1,587,817	$2,889,731
Accounts receivable - non current	1,720,000	1,760,000
	3,307,817	4,649,731
Allowance for doubtful accounts - current	(13,785)	(13,785)
Allowance for doubtful accounts - non current	(1,720,000)	(1,000,000)
	(1,733,785)	(1,013,785)

Accounts receivable, net of allowances for doubtful accounts	$1,574,032	$3,635,946

The allowance for doubtful accounts for the years ended December 31, 2018 and 2017 is as follows:

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Year
Year Ended December 31, 2018
Allowance for Doubtful Accounts	$1,013,785	$720,000	$-	$1,733,785
Year Ended December 31, 2017
Allowance for Doubtful Accounts	$513,785	$500,000	$-	$1,013,785

The bad debt expense is recorded in selling, general, and administrative expense.

6. Software License Rights

Software license rights acquired for re-sale to end users are recorded as assets when purchased and are stated at the lower of cost or estimated net realizable value.

The cost of the software license rights has been initially allocated pro-rata to the maximum number of resalable end-user licenses in the rights contract. Through 2018, licenses were amortized to cost of sales over the greater of the following: 1) an estimate of the economic use of such license rights over a 10 year period with weighting towards the beginning of the term, 2) straight line method over ten years or 3) ratably at cost basis as each end user license is resold to a customer. Management re-evaluates the total sub-licenses it expects to sell during the proceeding twelve months and will adjust the allocation of the current portion vs. non-current portion of software rights.

Amortization began in the first quarter of 2017, with the economic life assumptions that had driven the expense recognition of the license rights over the first few years, and noted the estimates of use were front-end focused as the majority of the expected up-take of the FingerQ technology was predicted to occur during the first 4-5 years of the 10-year life cycle of the product. Based on current sales trends, the company now believes future transactions will be more evenly dispersed over the remaining life cycle of the product, indicating that the straight-line methodology, or greater of actual sales, will more closely align the expense with the remaining useful life of the product. The change in amortization will be effective beginning on January 1, 2019 based on the net remaining software license rights balance.

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

9. Advertising Expense

The Company expenses the costs of advertising as incurred. Advertising expenses for 2018 and 2017 were approximately $309,000 and $386,000, respectively.

10. Deferred Revenue

Deferred revenue includes customer advances and amounts that have been paid by customer for which the contractual maintenance terms have not yet occurred. The majority of these amounts are related to maintenance contracts for which the revenue is recognized ratably over the applicable term, which generally is 12 months from the date the customer is delivered the products.

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

The following table presents share-based compensation expenses included in the Company’s consolidated statements of operations:

	Year ended December 31,
	2018	2017

Selling, general and administrative	$855,125	$864,036
Research, development and engineering	125,099	108,728
	$980,224	$972,764

Valuation Assumptions for Stock Options

For 2018 and 2017, 351,918 and 1,234,167 stock options were granted, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2018	2017
Weighted average Risk free interest rate	2.70%	1.92%
Expected life of options (in years)	4.50	4.51
Expected dividends	0%	0%
Weighted average Volatility of stock price	143%	138%

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

16. Recent Accounting Pronouncements

In May 2014, ASU No. 2014-09, “Revenue from Contracts with Customers” was issued. The Company adopted ASU 2014-09 and its related amendments (collectively known as ASC 606) effective on January 1, 2018 using the modified retrospective method. Please see Note B "Revenue from Contracts with Customers" for the required disclosures related to the impact of adopting this standard and a discussion of the Company's updated policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

In February 2016, the FASB issued ASU 2016-02, “Leases”. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company will adopt the new standard as of January 1, 2019 and will recognize a cumulative-effect adjustment to the opening balance of accumulated deficit as of the adoption date. The Company will elect the optional transition approach to not apply ASU 2016-02 in the comparative periods presented and the package of practical expedients. The Company will also elect the practical expedient to not account for lease and non-lease components separately for office space, data center and equipment operating leases. The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements, but expects that it will increase its assets and liabilities for amounts yet to be determined, but does not expect ASU 2016-02 to have an impact on its results of operations or cash flows. The Company does not expect the cumulative effect adjustment to the opening balance of retained earnings at January 1, 2019 to be material.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Under ASU 2017-11, down round features do not meet the criteria for derivative accounting and no liability is to be recorded until an actual issuance of securities triggers the down-round feature. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The adoption of ASU 2017-11, during the fiscal 2017 year did not have any impact on the consolidated financial statements, except for recording the deemed dividend in 2018 from triggering the anti-dilution provision feature and updating our disclosures with respect to equity instruments with down round features. See Note O for updated disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update to the standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Entities can choose to adopt the ASU 2018-15 prospectively or retrospectively. The Company is currently assessing the impact ASU 2018-15 will have on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE B—REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the years ended:

	North America	South America	EMEA*	Asia	December 31, 2018

License fees	$318,271	$32,000	$278,516	$1,111,110	$1,739,897
Hardware	439,480	53,200	477,674	321,715	1,292,069
Support and Maintenance	805,800	665	60,820	27,321	894,606
Professional services	115,970	-	2,000	-	117,970
Total Revenues	$1,679,521	$85,865	$819,010	$1,460,146	$4,044,542

	North America	South America	EMEA*	Asia	December 31, 2017

License fees	$3,104,509	$583	$4,279	$111,000	$3,220,371
Hardware	1,190,500	2,341	8,252	688,330	1,889,423
Support and Maintenance	458,340	2,364	37,907	2,367	500,978
Professional services	686,812	-	-	5,400	692,212
Total Revenues	$5,440,161	$5,288	$50,438	$807,097	$6,302,984

* EMEA – Europe, Middle East, Africa

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

Impact of New Revenue Guidance on Financial Statement Line Items

The following table compares selected reported condensed consolidated balance sheet, statement of operations and cash flows, as of and for the year ended December 31, 2018, to the pro-forma amounts had the previous guidance still been applied:

	As of December 31, 2018
	As reported	Pro-forma	Increase (decrease)

Consolidated balance sheet data:
Capitalized contract costs, net	$319,199	$-	$(319,199)

	Year Ended December 31, 2018
	As reported	Pro-forma	Increase (decrease)
Consolidated statement of operations data:
Selling, general and administrative expenses	5,333,906	5,413,088	79,182
Net loss	(6,868,875)	(6,948,057)	(79,182)
Net loss available to common stockholders	(8,495,874)	(8,575,056)	(79,182)
Basic & Diluted Loss per Common Share	(0.73)	(0.74)	0.00

	Year Ended December 31, 2018
	As reported	Pro-forma	Increase (decrease)
Consolidated statement of cash flow data:
Net loss	(6,868,875)	(6,948,057)	(79,182)
Change in contract assets	(79,182)	-	79,182
Net cash used by operating activities	(1,613,475)	(1,613,475)	-

Revenue recognized during the year ended December 31, 2018 from amounts included in deferred revenue at the beginning of the period was approximately $382,000 respectively. The Company did not recognize any revenue from performance obligations satisfied in prior periods. Total deferred revenue (contract liability) was $196,609 and $507,866 at December 31, 2018 and December 31, 2017, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as at December 31, 2018. The guidance provides certain practical expedients that limit this requirement, which the Company’s contracts meet as follows:

      ●     The performance obligation is part of a contract that has an original expected duration of one year or less, in accordance with ASC 606-10-50-14.

At December 31, 2018 deferred revenue represents our remaining performance obligations related to prepaid support and maintenance, all of which is expected to be recognized within one year.

NOTE C—FACTORING

Due from factor consisted of the following as of December 31:

	Original Invoice Value	Factored Amount	Factored Balance due
Year Ended December 31, 2018
Factored accounts receivable	$221,120	$164,438	$56,682
Year Ended December 31, 2017
Factored accounts receivable	$423,349	$313,484	$109,865

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

	Years Ended December 31,
	2018	2017

Factoring fees	$186,845	$224,142

NOTE D—FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, inventory, due from factor, accounts payable and accrued liabilities are carried at, or approximate, fair value because of their short-term nature.

NOTE E—CONCENTRATION OF RISK

Financial instruments which potentially subject the Company to risk primarily consist of cash and accounts receivables.

The Company maintains its cash and cash equivalents with various financial institutions, which, at times may exceed the amounts insured by the Federal Deposit Insurance Corporation. The exposure to the Company is solely dependent upon daily bank balances and the respective strength of the financial institutions. No amounts were in excess of coverage at December 31, 2018 and 2017. The Company has not incurred any losses on these accounts.

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

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, as follows:

	Years Ended December 31,
	2018	2017

Customer A	27%	*
Customer B	14%	54%
Customer C	13%	*

*      Less than 10% of total revenue

The Company had certain customers whose accounts receivable balances individually represented 10% or more of the Company’s total current accounts receivable, as follows:

	As of December 31,
	2018	2017

Customer A	70%	*
Customer B	*	87%

The long term accounts receivable is represented by one customer in amount of $1,720,000 which has been past due per the terms of the invoice for forty-two months as of December 31, 2018. The Company has reserved $1,720,000 and $1,000,000 which represents 100% and 58% of the remaining balance owed under the contract.

*      Less than 10% of total accounts receivable

NOTE F—INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or realizable value, and consists primarily of fabricated assemblies and finished goods. Inventory is comprised of the following as of December 31:

	2018	2017
Current
Finished goods	496,358	487,858
Fabricated assemblies	502,471	458,989
Total current inventory	$998,829	$946,847

NOTE G—RESALABLE SOFTWARE LICENSES RIGHTS

On November 11, 2015, the Company entered into a license agreement for the rights to all software and documentation regarding the technology currently known as or offered under the FingerQ name. The license agreement grants the Company the exclusive right to reproduce, create derivative works and distribute copies of the FingerQ software and documentation, create new FingerQ related products, and grant sub-licenses of the licensed technology to end users. The license rights have been granted to the Company in perpetuity, with a stated number of end-user resale sub-licenses allowed under the contract for a total of $12,000,000. The cost of sub-license rights expected to be amortized in the following 12 months is $1,125,000 and is classified as current, with remainder as non-current.

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

Through 2018, the remaining license rights were amortized over the greater of the following amounts: 1) an estimate of the economic use of such license rights, 2) the amount calculated by the straight line method over ten years or 3) the actual cost basis of sales usage of such rights. The Company believes categorizing the amortization expense under Cost of Sales more closely reflects the nature of the license right arrangement and the use of the technology. A total of $2,640,000 and $1,556,687 was expensed during the twelve month periods ended December 31, 2018 and 2017, respectively.  The 2018 expense was recorded based on the economic use model.  Since the license purchase, a cumulative amount of $4,198,596 has been expensed, with a carrying balance of $7,801,404 as of December 31, 2018. Based on current sales, the Company believes that the economic use was front-end focused as the majority of the expected up-take of the FingerQ technology was predicted to occur during the first 4-5 years of the 10-year life cycle of the product. Based on current sales trends, the company now believes future transactions will be more evenly dispersed over the remaining life cycle of the product, indicating that the straight-line methodology, or greater of actual sales, will more closely align the expense with the remaining useful life of the product. The change in amortization will be effective beginning on January 1, 2019 based on the net remaining software license rights balance.

On December 31, 2015, the Company purchased third-party software licenses in the amount of $180,000 in anticipation of a large pending deployment that has yet to materialize. The Company is amortizing the total cost over the same methodology described above with the greatest of the three approaches being the actual sales through 2018. A total of $18,198 (net of credits of $14,400) and $35,916 was expensed during the twelve month periods ended December 31, 2018 and 2017, respectively. Since the license purchase, the actual per unit cost (actual usage) of such license rights in the cumulative amount of $65,794 net of credits has been expensed, with a carrying balance of $114,206 as of December 31, 2018. The Company has classified the balance as non-current until a larger deployment occurs. Software license rights is comprised of the following as of:

	2018	2017

Current software license rights	$1,125,000	$2,640,000
Non-current software license rights	6,790,610	7,933,808
Total software license rights	$7,915,610	$10,573,808

During the year ended December 31, 2018, there were no events or changes in circumstances that indicated the carrying amount of the software license rights may not be recoverable from their undiscounted cash flows. Consequently, we did not perform an impairment test. The Company did not record an impairment loss related to the software license rights during the years ended December 31, 2018 and 2017.

Estimated minimum amortization expense based on straight line amortization of the software license rights for each of the next five years and thereafter approximates the following:

Years ending December 31
2019	1,125,000	*
2020	1,114,500
2021	1,114,500
2022	1,114,500
2023	1,114,500
Thereafter	2,332,610

* - Includes increase vs. straight line due to expected deployment of second tranche of licenses from fourth quarter 2018 order.

NOTE H—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following as of December 31:

	2018	2017

Equipment	$619,533	$567,473
Furniture and fixtures	164,079	164,079
Software	32,045	32,045
Leasehold improvements	23,403	23,403
	839,060	787,000

Less accumulated depreciation and amortization	(690,452)	(605,835)

Total	$148,608	$181,165

Depreciation was $84,617 and $52,709 for 2018 and 2017, respectively. Amounts are recorded in Selling, General, and Administrative Expense and Cost of Services.

NOTE I—INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31:

	2018			2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents and patents pending	$378,344	$(182,438)	$195,906	$347,946	$(166,842)	$181,104

Total	$378,344	$(182,438)	$195,906	$347,946	$(166,842)	$181,104

Aggregate amortization expense for 2018 and 2017 was $15,596 and $13,726, respectively. Amounts are recorded in Research, Development and engineering expense. The estimated aggregate amortization expense of intangible assets for the years following December 31, 2018 is approximately $13,000 per year for 2019 through 2023, and approximately $131,000 thereafter.

NOTE J—ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31:

	2018	2017

Compensation	$224,135	$341,884
Compensated absences	154,169	164,132
Accrued legal and accounting fees	77,133	85,633
Sales tax payable	9,436	5,614
Factoring fees	19,000	32,357
Other	64,359	58,403

Total	$548,232	$688,023

NOTE K—RELATED PARTY

Licensing Agreement with Subsidiaries of China Goldjoy Group Limited.

On November 11, 2015, BIO-key Hong Kong Limited, a subsidiary of the Company, entered into a license purchase agreement with certain subsidiaries of China Goldjoy Group Limited (“CGG”). The license agreement provides for the grant of a perpetual, irrevocable, exclusive, worldwide, fully-paid license to all software and documentation regarding the software code, toolkit, electronic libraries and related technology currently known as or offered under the Finger Q name, together with perpetual license under all related patents held by the licensors and any other intellectual property rights owned by the licensors related to the forgoing software.  The Company made a one-time payment of $12,000,000 to the licensors. Mr. Yao Jianhu is the chairman and chief executive officer of CGG and a director of the Company. Mr. Wong Kwok Fong served as the chief technology officer of CGG through October 2016 and is the beneficial owner of 31.4% of the Company’s common stock, and a director and executive officer of the Company.

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

On October 17, 2017, Wong Kwok Fong converted 27,404 of the Series A-1 Shares at a conversion price of $3.60 per share resulting in the acquisition of 761,222 shares of the Company’s Common Stock.

On April 3, 2018, Wong Kwok Fong converted 39,088 of the Series A-1 Shares at a conversion price of $3.60 per share and $330,552 of accrued dividends payable, resulting in the acquisition of 1,177,598 shares of the Company’s Common Stock.

On May 31, 2018 Wong Kwok Fong converted 23,508 of the Series A-1 Shares at a conversion price of $3.60 per share and $25,463 of accrued dividends payable, resulting in the acquisition of 660,073 shares of the Company’s Common Stock.

NOTE L—DEFERRED REVENUE

Deferred revenue represents unearned revenue from customer prepayments prior to maintenance contractual term. Maintenance contracts include provisions for unspecified when-and-if available product updates and customer telephone support services, and are recognized ratably over the term of the service period. At December 31, 2018 and 2017, amounts in deferred revenue were approximately $197,000 and $508,000, respectively.

NOTE M—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company does not own any real estate but conducts operations from three leased premises. These non-cancelable operating leases expire at various dates through 2023. In addition to base rent, the Company pays for property taxes, maintenance, insurance and other occupancy expenses according to the terms of the individual leases.

Future minimum rental commitments of non-cancelable operating leases are approximately as follows:

Years ending December 31,
2019	192,000
2020	156,000
2021	127,000
2022	131,000
2023	89,000
$695,000

Rental expense was approximately $234,000 and $221,000 during 2018 and 2017, respectively. Amounts are recorded in Selling, General, and administrative expenses.

Litigation

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of December 31, 2018, the Company was not a party to any pending lawsuits.

NOTE N— EQUITY

1. Preferred Stock

Within the limits and restrictions provided in the Company’s Certificate of Incorporation, the Board of Directors has the authority, without further action by the shareholders, to issue up to 5,000,000 shares of preferred stock, $.0001 par value per share, in one or more series, and to fix, as to any such series, any dividend rate, redemption price, preference on liquidation or dissolution, sinking fund terms, conversion rights, voting rights, and any other preference or special rights and qualifications. As of December 31, 2018, 100,000 shares of preferred stock have been designated as Series A-1 Convertible Preferred Stock, of which 90,000 were issued in 2015 and 0 remain outstanding as of December 31, 2018, and 105,000 shares of preferred stock have been designated as Series B-1 Convertible Preferred Stock, of which 105,000 were issued in 2015 and 0 remain outstanding as of December 31, 2018.

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

As a result of the forgoing conversions, there are no longer any issued and outstanding shares of Series A-1 Stock as of December 31, 2018.

Overall balances and conversion of Series A-1 shares and accrued dividends into common stock has been as follows:

	Series A-1	Accrued Dividends

Balance – January 1, 2017	90,000	$270,000
Accrual of dividends – Q1 2017		135,000
Accrual of dividends – Q2 2017		135,000
Accrual of dividends – Q3 2017		135,000
Conversion into common stock – September 2017	-	(540,000)
Conversion into common stock – October 2017	(27,404)	-
Accrual of dividends – Q4 2017		101,658
Balance – December 31, 2017	62,596	$236,658
Accrual of dividends – Q1 2018		93,894
Conversion into common stock – April 2018	(39,088)	(330,552)
Accrual of dividends – Q2 2018 (until final conversion)		25,463
Conversion into common stock – May 2018	(23,508)	(25,463)
Balance – December 31, 2018	-	$-

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

Between March 23, 2018 and May 23, 2018, holders of shares of Series B-1 Stock converted all shares of Series B-1 Stock into an aggregate of 2,916,668 shares of common stock and purchased an aggregate of 131,229 shares of common stock in consideration of the conversion of $472,426 of accrued dividends payable on the Series B-1 Stock.

As a result of the forgoing conversions, there are no longer any issued and outstanding shares of Series B-1 Stock as of December 31, 2018.

Overall balances and conversion of Series B-1 shares and accrued dividends into common stock has been as follows:

	Series B-1	Accrued Dividends

Balance – January 1, 2017	105,000	$131,250
Accrual of dividends – Q1 2017		65,625
Accrual of dividends – Q2 2017		65,625
Accrual of dividends – Q3 2017		65,625
Accrual of dividends – Q4 2017		65,625
Balance – December 31, 2017	105,000	393,750
Conversion into common stock – March 2018	(60,420)	(417,084)
Accrual of dividends – Q1 2018		62,268
Accrual of dividends – Q2 2018 (until final conversion)		16,408
Conversion into common stock – May 2018	(44,580)	(55,342)
Balance – December 31, 2018	-	$-

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

2. Common Stock

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

Issuances of Common Stock

On March 23, 2018, the holders of Series B-1 Stock converted shares and accrued dividends payable into a total of 1,794,190 shares of common stock.

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

On August 22, 2018, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC (the “Underwriter”) with respect to the issuance and sale of an aggregate of 1,200,000 units (“Units”) with each unit consisting of one share of common stock and a warrant to purchase 0.75 shares of common stock at an exercise price of $1.50 per share, in an underwritten public offering pursuant to the Underwriting Agreement. Each Unit was sold for a price of $1.50. The Warrants have a term of five years and are immediately exercisable. Pursuant to the Underwriting Agreement, the Company granted the Underwriters a 45-day option to purchase up to an additional 180,000 shares of Common Stock and/or 135,000 Warrants to cover over-allotments, if any (the “Over-Allotment”). On August 22, 2018, the Underwriter exercised its Over-Allotment option in full on both the Common Stock and the Warrants. Pursuant to this agreement, 1,380,000 shares of common stock and warrants to purchase 1,035,000 shares of stock were issued on August 24, 2018 for aggregate gross proceeds of $2,070,000.  The gross proceeds were reduced by a 7% commission ($144,900) and $50,000 of underwriting expenses to net to $1,875,100 cash received.

Costs of $143,945 were incurred during 2018 in relation to the issuance of common stock.

Issuances to Directors, Executive Officers and Consultants

During the year ended December 31, 2018, the Company issued 20,976 shares of common stock to its directors in lieu of payment of board fees, valued at $37,532.

During the year ended December 31, 2017, the Company issued 11,244 shares of common stock to its directors in lieu of payment of board fees, valued at $32,030.

During the year ended December 31, 2017, the Company issued 117,849 shares of common stock to consultancy firms in lieu of payment for services. The fair value at issuance was $354,585 and was expensed over the period of the services.

Employees’ exercise options

During 2018, no employee stock options were exercised. There were 4,167 employee stock options exercised resulting in the cashless issuance of 1,610 shares of common stock during 2017.

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

3. Warrants

The Company has issued warrants to certain creditors, investors, investment bankers and consultants. A summary of warrant activity is as follows:

	Total Warrants	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value

Outstanding, as of December 31, 2016	1,260,080	3.84	2.78

Granted	138,889	3.60
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, as of December 31, 2017	1,398,969	3.81	2.06	—
Granted	1,035,000	1.50
Increase due to trigger of anti-dilution provision feature	1,492,848	1.50
Exercised	—	—
Forfeited	—	—
Expired	(145,841)	6.00
Outstanding, as of December 31, 2018	3,780,976	1.59	2.05	—
Vested or expected to vest at December 31, 2018	3,780,976	1.59	2.05	—
Exercisable at December 31, 2018	3,780,976	1.59	2.05	—

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

Stock Option Activity

Information summarizing option activity is as follows:

	Number of Options				Weighted average	Weighted average remaining	Aggregate
	2004 Plan	2015 Plan	Non Plan	Total	exercise price	life (in years)	intrinsic value

Outstanding, as of December 31, 2016	69,380	25,003	247,280	341,663	$3.99

Granted	—	64,167	1,170,000	1,234,167	2.69
Exercised	—	—	(4,167)	(4,167)	2.16
Forfeited	—	(7,084)	(65,140)	(72,224)	2.62
Expired	(17,084)	—	(4,862)	(21,946)	8.86
Outstanding, as of December 31, 2017	52,296	82,086	1,343,111	1,477,493	$2.91	5.64	$0

Granted	—	351,918	—	351,918	1.97
Exercised	—	—	—	—	—
Forfeited	—	(38,613)	(111,253)	(149,866)	2.63
Expired	(18,961)	(13,473)	(59,097)	(91,531)	3.03
Outstanding, as of December 31, 2018	33,335	381,918	1,172,761	1,588,014	$2.72	5.00	$0
Vested or expected to vest at December 31, 2018				1,321,981	$2.79	4.83	$0
Exercisable at December 31, 2018				593,573	$3.17	3.94	$0

The options outstanding and exercisable at December 31, 2018 were in the following exercise price ranges:

			Options Outstanding			Options Exercisable
Range of exercise prices			Number of shares	Weighted average exercise price	Weighted average remaining life (in years)	Number exercisable	Weighted average exercise price
$1.83	-	2.50	413,843	$2.01	5.88	81,230	$2.15
2.51	-	3.50	1,000,415	2.69	5.23	338,587	2.69
3.51	-	4.92	173,756	4.58	1.76	173,756	4.58
$1.83	-	4.92	1,588,014			593,573

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.75 as of December 31, 2018, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2018 was 0.

The weighted average fair value of options granted during the years ended December 31, 2018 and 2017 was $1.53 and $2.32 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2018 and 2017 was $0 and $5,667, respectively. The total fair value of shares vested during the years ended December 31, 2017 and 2016 was $946,435 and $197,281 respectively.

As of December 31, 2018, future forfeiture adjusted compensation cost related to nonvested stock options is $1,228,771 and will be recognized over an estimated weighted average period of 1.50 years.

NOTE P—INCOME TAXES

There was no provision for federal or state taxes as at December 31, 2018 and 2017.

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

The Company has deferred taxes due to income tax credits, net operating loss carryforwards, and the effect of temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of deferred taxes are as follows at December 31:

	2018	2017

Accrued compensation	$91,000	$118,000
Accounts receivable allowance	474,000	277,000
Stock-based compensation	644,000	387,000
Basis differences in fixed assets	(13,000)	(18,000)
Basis differences in intangible assets	50,000	46,000
Net operating loss and credit carryforwards	12,735,000	12,052,000
Valuation allowances	(13,981,000)	(12,862,000)

	$—	$—

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

As of December 31, 2018, the Company has federal net operating loss carryforwards of approximately $60 million subject to expiration between 2021 and 2037.  These net operating loss carryforwards are subject to the limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company.

A reconciliation of the effective income tax rate on operations reflected in the Statements of Operations to the US Federal statutory income tax rate is presented below.

	2018	2017

Federal statutory income tax rate	21%	34%
Permanent differences	—	—
Change in tax laws/tax rate	—	(13)
Effect of net operating loss	(21)	(21)

Effective tax rate	—%	—%

The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The periods from 2015 through 2018 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax audit risk beyond those periods. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any significant interest expense recognized during the years ended December 31, 2018 and 2017.

NOTE Q—PROFIT SHARING PLAN

The Company has established a savings plan under section 401(k) of the Internal Revenue Code. All employees of the Company, after completing one day of service, are eligible to enroll in the 401(k) plan. Participating employees may elect to defer a portion of their salary on a pre-tax basis up to the limits as provided by the IRS Code. The Company is not required to match employee contributions but may do so at its discretion. The Company made no contributions during the years ended December 31, 2018 and 2017.

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

The reconciliation of the numerator of the basic and diluted EPS calculations, due to the inclusion of preferred stock dividends was as follows for the following fiscal years ended December 31:

	2018	2017

Basic Numerator:
Loss from continuing operations	$(6,868,875)	$(4,275,338)
Deemed dividend from trigger of anti-dilution provision feature	(1,428,966)	-
Convertible preferred stock dividends	(198,033)	(769,158)
Net loss available to common stockholders (basic and diluted EPS)	$(8,495,874)	$(5,044,496)

The following table summarizes the weighted average securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive.

	Years ended December 31,
	2018	2017

Preferred stock	1,426,756	5,264,422
Stock options	83	15,529
Warrants	697,879	2,109

Potentially dilutive securities	2,124,718	5,282,060

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Years ended December 31,
	2018	2017

Stock options	1,583,014	1,390,428
Warrants	186,806	1,351,052

Total	1,769,820	2,741,480

NOTE S—SUBSEQUENT EVENTS

On March 21, 2019, the Company issued 12,716 shares of common stock to its directors in payment of board and committee fees.

On March 21, 2019, the Company issued options to purchase 235,334 shares of the Company’s common stock to certain officers, employees, and contractors. The options have a three year vesting period, seven year term, and exercise price of $1.18.

On March 28, 2019, the Company issued 1,104 shares of common stock to its directors in payment of committee fees.

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

10.9	Form of Convertible Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on November 2, 2015)

10.10	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the SEC on November 2, 2015)

10.11	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q, filed with the SEC on November 16, 2015)

10.12	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q, filed with the SEC on November 16, 2015)

10.13	BIO-key International, Inc. 2015 Equity Incentive Plan (incorporated by reference to Appendix B to the definitive proxy statement filed with the SEC on December 15, 2015)

10.14

Software License Purchase Agreement Dated November 11, 2015 by and among BIO-key Hong Kong Limited, Shining Union Limited, WWTT Technology China, Golden Vast Macao Commercial Offshore Limited, Giant Leap International Limited (incorporated by reference to Exhibit 10.36 to the registration statement on Form S-1 File No. 333-208747 filed with the SEC on December 23, 2015)**

10.15

Securities Purchase Agreement dated November 11, 2016 by and between Registrant and Wong Kwok Fong (Kelvin) (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q, filed with the SEC on November 14, 2016)

10.16

Securities Purchase Agreement dated April 28, 2017 by and between Registrant and Wong Kwok Fong (Kelvin) (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 8-K, filed with the SEC on May 3, 2017)

10.17

Common Stock Purchase Agreement dated May 2, 2017 by and between Registrant and Xanthe Holdings Ltd. (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 8-K, filed with the SEC on May 3, 2017)

10.18	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the SEC on May 3, 2017)

10.19

Form Non-Plan Option Agreement between the Company and certain of its directors, officers, employees and contractors (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed with the SEC on May 15, 2017)

10.20

Securities Purchase Agreement dated April 3, 2018 by and between the Registrant and Wong Kwok Fong (Kelvin) (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on April 4, 2018

10.21

Securities Purchase Agreement dated May 23, 2018 by and between the Registrant and Giant Leap International Limited (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on May 30, 2018

10.22

Securities Purchase Agreement dated May 23, 2018 by and between the Registrant and Micron Technology Development Limited (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the SEC on May 30, 2018

10.23

Securities Purchase Agreement dated May 31, 2018 by and between the Registrant and Wong Kwok Fong (Kelvin) (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on June 4, 2018

10.24

Underwriting Agreement dated August 22, 2018 by and between the Registrant and Maxim Group LLP (incorporated by reference to Exhibit 1.1 to the current report on Form 8-K, filed with the SEC on August 27, 2018

10.25	Form of Common Stock Purchase Warrant dated August 24, 2018 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed with the SEC on August 27, 2018

10.26	GLP 2nd Amendment to Lease dated July 27, 2018

10.27	Marlen 4th Amendment to Lease dated June 2, 2018

21.1	List of subsidiaries of BIO-key International, Inc. (incorporated by reference to Exhibit 21.1 to the annual report on Form 10-K, filed with the SEC on March 30, 2016)

23.1*	Consent of RMSBG
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

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

BIO-KEY INTERNATIONAL, INC.

Date: April 1, 2019	By:	/s/ MICHAEL W. DEPASQUALE
Michael W. DePasquale
CHIEF EXECUTIVE OFFICER (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. DEPASQUALE	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2019
Michael W. DePasquale

/s/ CECILIA WELCH	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2019
Cecilia Welch

/s/ROBERT J. MICHEL	Director	April 1, 2019
Robert J. Michel

/s/ THOMAS E. BUSH III	Director	April 1, 2019
Thomas E. Bush

/s/ THOMAS GILLEY	Director	April 1, 2019
Thomas Gilley

/s/ WONG KWOK FONG	Director	April 1, 2019
Wong Kwok Fong

/s/ YAO JIANHUI	Director	April 1, 2019
Yao Jianhui

/s/ FABIAN SHIN	Director	April 1, 2019
Fabian Shin

/s/ PIETER KNOOK	Director	April 1, 2019
Pieter Knook