Form 10-K/A
period 2018-12-31
BIO KEY INTERNATIONAL INC
filed 2019-04-05
CIK 1019034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends BIO-key International, Inc.’s (the “Company”, ”we” or “us”) Annual Report on Form 10-K for the year ended December 31, 2018, which was originally filed with the Securities and Exchange Commission on April 1, 2019 (the “Original 10-K”).  This Amendment is being filed solely to amend Item 8 for the purpose of including a revised report of our Independent Registered Public Accounting Firm and Item 16 for the purpose of including a revised Exhibit 23.1.

Except as described above, this Amendment does not modify or update any disclosures in the Original 10-K. Accordingly, this Amendment No. 1 does not reflect events occurring after the filing date of the Original 10-K.  As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Amendment.

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

Change in Accounting Principle

As discussed in Note B to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers as of January 1, 2018 due to the adoption of the new revenue standard. The Company adopted the new revenue standard using the modified retrospective approach.

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

5. Accounts Receivable

Accounts receivable are carried at original amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful receivables by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Accounts receivable are written off when deemed uncollectible. As a result of the payment delays for a large customer, the Company has reserved $1,720,000 and $1,000,000 at December 31, 2018 and 2017, respectively, which represents 100% and 58% of the remaining balance owed under the contract, respectively. Recoveries of accounts receivable previously written off are recorded when received. Accounts receivable at December 31, 2018 and 2017 consisted of the following:

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

10.25	Form of Common Stock Purchase Warrant dated August 24, 2018 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed with the SEC on August 27, 2018

10.26	GLP 2nd Amendment to Lease dated July 27, 2018***

10.27	Marlen 4th Amendment to Lease dated June 2, 2018***

21.1	List of subsidiaries of BIO-key International, Inc. (incorporated by reference to Exhibit 21.1 to the annual report on Form 10-K, filed with the SEC on March 30, 2016)

23.1*	Consent of RMSBG
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*  filed herewith

** Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted sections have been filed separately with the Securities and Exchange Commission

*** Filed previously with Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-KEY INTERNATIONAL, INC.

Date: April 5, 2019	By:	/s/ MICHAEL W. DEPASQUALE
Michael W. DePasquale
CHIEF EXECUTIVE OFFICER (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. DEPASQUALE	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	April 5, 2019
Michael W. DePasquale

/s/ CECILIA WELCH	Chief Financial Officer (Principal Financial and Accounting Officer)	April 5, 2019
Cecilia Welch