Form 10-Q
period 2019-06-30
BIO KEY INTERNATIONAL INC
filed 2019-08-14
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of August 12, 2019 is 14,397,015.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

PART I -- FINANCIAL INFORMATION

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$687,023	$323,943
Accounts receivable, net	689,900	1,574,032
Due from factor	138,568	56,682
Inventory	1,011,703	998,829
Resalable software license rights	1,125,000	1,125,000
Prepaid expenses and other	161,997	150,811
Total current assets	3,814,191	4,229,297
Resalable software license rights, net of current portion	6,193,417	6,790,610
Equipment and leasehold improvements, net	137,458	148,608
Capitalized contract costs, net	278,286	319,199
Deposits and other assets	8,712	8,712
Operating lease right-of-use assets	532,757	-
Intangible assets, net	191,014	195,906
Total non-current assets	7,341,644	7,463,035
TOTAL ASSETS	$11,155,835	$11,692,332

LIABILITIES
Accounts payable	$864,879	$481,269
Accounts payable – related party	142,623	-
Accrued liabilities	714,250	548,232
Convertible notes payable, net of debt discount and debt issuance costs	541,667	-
Deferred revenue	294,261	196,609
Operating lease liabilities, current portion	141,068	-
Total current liabilities	2,698,748	1,226,110
Operating lease liabilities, net of current portion	383,028	-
Total non-current liabilities	383,028	-
TOTAL LIABILITIES	3,081,776	1,226,110

Commitments

STOCKHOLDERS’ EQUITY

Common stock — authorized, 170,000,000 shares; issued and outstanding; 14,295,923 and 13,977,868 of $.0001 par value at June 30, 2019 and December 31, 2018, respectively	1,429	1,398
Additional paid-in capital	86,436,197	85,599,140
Accumulated deficit	(78,363,567)	(75,134,316)
TOTAL STOCKHOLDERS’ EQUITY	8,074,059	10,466,222
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,155,835	$11,692,332

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues
Services	$231,993	$249,121	$473,603	$551,570
License fees	60,300	154,251	143,508	256,970
Hardware	436,090	344,769	662,895	781,056
Total revenues	728,383	748,141	1,280,006	1,589,596
Costs and other expenses
Cost of services	58,421	120,841	149,250	275,573
Cost of license fees	372,327	766,637	749,543	1,540,102
Cost of hardware	248,678	142,325	384,683	393,573
Total costs and other expenses	679,426	1,029,803	1,283,476	2,209,248
Gross profit (loss)	48,957	(281,662)	(3,470)	(619,652)

Operating Expenses
Selling, general and administrative	1,058,671	1,076,184	2,435,704	2,538,038
Research, development and engineering	301,217	297,633	675,335	689,787
Total Operating Expenses	1,359,888	1,373,817	3,111,039	3,227,825
Operating loss	(1,310,931)	(1,655,479)	(3,114,509)	(3,847,477)
Other income (expense)
Interest income	54	14	124	21
Interest expense	(114,866)	-	(114,866)	-
Total other income (expense), net	(114,812)	14	(114,742)	21
Net loss	(1,425,743)	(1,655,465)	(3,229,251)	(3,847,456)
Convertible preferred stock dividends	-	(41,870)	-	(198,033)
Net loss available to common stockholders	$(1,425,743)	$(1,697,335)	$(3,229,251)	$(4,045,489)

Basic and diluted loss per common share attributable to common stockholders	$(0.10)	$(0.15)	$(0.23)	$(0.42)

Weighted Average Common Shares Outstanding:
Basic and diluted	14,117,062	11,375,320	14,048,570	9,623,151

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A-1 Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2018	-	$-	-	$-	13,977,868	$1,398	$85,599,140	$(75,134,316)	$10,466,222
Issuance of common stock for directors’ fees	-	-	-	-	13,820	1	16,505	-	16,506
Share-based compensation	-	-	-	-	-	-	509,528	-	509,528
Net loss	-	-	-	-	-	-	-	(1,803,508)	(1,803,508)
Balance as of March 31, 2019	-	$-	-	$-	13,991,688	$1,399	$86,125,173	$(76,937,824)	$9,188,748
Issuance of common stock for directors’ fees	-	-	-	-	4,235	-	5,505	-	5,505
Issuance of common stock for commitment fees	-	-	-	-	300,000	30	449,970	-	450,000
Commitment fee adjustment	-	-	-	-	-	-	(270,000)	-	(270,000)
Share-based compensation	-	-	-	-	-	-	125,549	-	125,549
Net loss	-	-	-	-	-	-	-	(1,425,743)	(1,425,743)
Balance as of June 30, 2019	-	$-	-	$-	14,295,923	$1,429	$86,436,197	$(78,363,567)	$8,074,059

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A-1 Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2017	62,596	$6	105,000	$11	7,691,324	$769	$80,829,001	$(67,076,492)	$13,753,295
Adoption of ASC 606	-	-	-	-	-	-	-	240,017	240,017
Issuance of common stock for directors’ fees	-	-	-	-	8,421	1	16,512	-	16,513
Dividends declared on preferred stock	-	-	-	-	-	-	(156,162)	-	(156,162)
Conversion of B-1 preferred stock to common stock	-	-	(60,420)	(6)	1,678,334	168	(162)	-	-
Conversion of dividends payable on B-1 preferred stock	-	-	-	-	115,857	11	417,072	-	417,083
Share-based compensation	-	-	-	-	-	-	533,421	-	533,421
Net loss	-	-	-	-	-	-	-	(2,191,992)	(2,191,992)
Balance as of March 31, 2018	62,596	$6	44,580	$5	9,493,936	$949	$81,639,682	$(69,028,467)	$12,612,175
Issuance of common stock for directors’ fees	-	-	-	-	2,683	1	6,508	-	6,509
Dividends declared on preferred stock	-	-	-	-	-	-	(41,871)	-	(41,871)
Conversion of A-1 preferred stock to common stock	(62,596)	(6)	-	-	1,738,778	174	(168)	-	-
Conversion of dividends payable on A-1 preferred stock	-	-	-	-	98,893	10	356,005	-	356,015
Conversion of B-1 preferred stock to common stock	-	-	(44,580)	(5)	1,238,334	123	(118)	-	-
Conversion of dividends payable on B-1 preferred stock	-	-	-	-	15,373	2	55,339	-	55,341
Legal fees	-	-	-	-	-	-	(15,212)	-	(15,212)
Share-based compensation	-	-	-	-	-	-	143,034	-	143,034
Net loss	-	-	-	-	-	-	-	(1,655,465)	(1,655,465)
Rounding	-	-	-	-	-	-	-	1	1
Balance as of June 30, 2018	-	$-	-	$-	12,587,997	$1,259	$82,143,199	$(70,683,931)	$11,460,527

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(3,229,251)	$(3,847,456)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	39,903	44,596
Amortization of intangible assets	6,628	8,966
Amortization of resalable software license rights	562,150	1,318,559
Amortization of debt discount	15,467	-
Amortization of capitalized contract costs	67,774	59,044
Amortization of debt issuance costs	56,200	-
Share and warrant-based compensation for employees and consultants	635,077	676,454
Stock based directors’ fees	22,011	23,021
Change in assets and liabilities:
Accounts receivable	884,132	2,424,295
Due from factor	(81,886)	82,202
Operating leases right-of-use assets	70,180	-
Capitalized contract costs	(26,861)	(160,649)
Inventory	(12,874)	16,369
Resalable software license rights	35,043	9,543
Prepaid expenses and other	(23,781)	(4,041)
Accounts payable	526,233	(168,799)
Accrued liabilities	166,018	(203,445)
Deferred revenue	97,652	(179,683)
Operating lease liabilities	(66,246)	-
Net cash provided by (used for) operating activities	(256,431)	98,976
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	(1,736)	-
Capital expenditures	(28,753)	(68,479)
Net cash used for investing activities	(30,489)	(68,479)
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of convertible notes	667,000	-
Costs to issue notes, preferred and common stock	(17,000)	(15,212)
Net cash provided by (used for) financing activities	650,000	(15,212)
NET INCREASE IN CASH AND CASH EQUIVALENTS	363,080	15,285
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	323,943	288,721
CASH AND CASH EQUIVALENTS, END OF PERIOD	$687,023	$304,006

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY International, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2019	2018

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Noncash investing and financing activities
Accrual of unpaid dividends on preferred stock	$—	$198,033
Conversion of A-1 preferred dividends payable to common stock	$—	$356,015
Conversion of A-1 preferred stock to common stock	$—	$6,259,600
Conversion of B-1 preferred dividends payable to common stock	$—	$472,426
Conversion of B-1 preferred stock to common stock	$—	$10,500,000
Right-of-use asset addition under ASC 842	$602,937	$—
Operating lease liabilities under ASC 842	$590,342	$—
Share based commitment fees	$180,000	$—
Debt discount issued with convertible note	$40,000	$—

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 (Unaudited)

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of BIO-key International, Inc. and its wholly-owned subsidiary (collectively, the “Company” or “BIO-key”) and are stated in conformity with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. Pursuant to such rules and regulations, certain financial information and note disclosures normally included in the financial statements have been condensed or omitted. Significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The balance sheet at June 30, 2019 was derived from the audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on April 1, 2019.

Updated Significant Accounting Policies

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, “Leases” (Topic 842), as amended (ASC 842).  The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months and classify as either operating or finance leases.  We adopted this standard effective January 1, 2019 using the modified retrospective approach for all leases entered into before the effective date.  Adoption of the ASC 842 had a significant effect on our balance sheet resulting in increased non-current assets and increased current and non-current liabilities.  There was no impact to retained earnings upon adoption of the new standard. We did not have any finance leases (formerly referred to as capital leases prior to the adoption of ASC 842), therefore there was no change in accounting treatment required.  For comparability purposes, the Company will continue to comply with the previous disclosure requirements in accordance with the existing lease guidance and prior periods are not restated.

The Company elected the package of practical expedients as permitted under the transition guidance, which allowed us: (1) to carry forward the historical lease classification; (2) not to reassess whether expired or existing contracts are or contain leases; and, (3) not to reassess the treatment of initial direct costs for existing leases.

In accordance with ASC 842, at the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present and the classification of the lease including whether the contract involves the use of a distinct identified asset, whether we obtain the right to substantially all the economic benefit from the use of the asset, and whether we have the right to direct the use of the asset. Leases with a term greater than one year are recognized on the balance sheet as right-of-use (ROU) assets, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less under practical expedient in paragraph ASC 842-20-25-2. For contracts with lease and non-lease components, the Company has elected not to allocate the contract consideration and to account for the lease and non-lease components as a single lease component.

Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. The implicit rate within our operating leases are generally not determinable and, therefore, the Company uses the incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The determination of the Company’s incremental borrowing rate requires judgment. The Company determines the incremental borrowing rate for each lease using our estimated borrowing rate, adjusted for various factors including level of collateralization, term and currency to align with the terms of the lease. The operating lease ROU asset also includes any lease prepayments, offset by lease incentives.

An option to extend the lease is considered in connection with determining the ROU asset and lease liability when it is reasonably certain we will exercise that option. An option to terminate is considered unless it is reasonably certain we will not exercise the option.

For periods prior to the adoption of ASC 842, the Company recorded rent expense based on the term of the related lease. The expense recognition for operating leases under ASC 842 is substantially consistent with prior guidance. As a result, there are no significant differences in our results of operations presented.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), referred to herein as ASU 2016-13, which significantly changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the existing incurred loss model with an expected credit loss model that requires entities to estimate an expected lifetime credit loss on most financial assets and certain other instruments. Under ASU 2016-13 credit impairment is recognized as an allowance for credit losses, rather than as a direct write-down of the amortized cost basis of a financial asset. The impairment allowance is a valuation account deducted from the amortized cost basis of financial assets to present the net amount expected to be collected on the financial asset. Once the new pronouncement is adopted by the Company, the allowance for credit losses must be adjusted for management’s current estimate at each reporting date. The new guidance provides no threshold for recognition of impairment allowance. Therefore, entities must also measure expected credit losses on assets that have a low risk of loss. For instance, trade receivables that are either current or not yet due may not require an allowance reserve under currently generally accepted accounting principles, but under the new standard, the Company will have to estimate an allowance for expected credit losses on trade receivables under ASU 2016-13. ASU 2016-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the impact ASU 2016-13 will have on its condensed consolidated financial statements.

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

The Company has incurred significant losses to date and at June 30, 2019 had an accumulated deficit of approximately $78 million. In addition, broad commercial acceptance of the Company’s technology is critical to the Company’s success and ability to generate future revenues. At June 30, 2019, the Company’s total cash and cash equivalents were approximately $687,000, as compared to approximately $324,000 at December 31, 2018.

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

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. To achieve this core principle, the Company applies the following five steps:

●	Identify the contract with a customer
●	Identify the performance obligations in the contract
●	Determine the transaction price
●	Allocate the transaction price to performance obligations in the contract
●	Recognize revenue when or as the Company satisfies a performance obligation

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three month periods ended June 30, 2019 and June 30, 2018:

	North America	South America	EMEA*	Asia	June 30, 2019

Support and Maintenance	$197,613	$5,291	$22,589	$3,500	$228,993
Professional services	3,000	-	-	-	3,000
License fees	32,800	-	27,500	-	60,300
Hardware	124,416	12,236	294,627	4,811	436,090
Total Revenues	$357,829	$17,527	$344,716	$8,311	$728,383

	North America	South America	EMEA*	Asia	June 30, 2018

Support and Maintenance	$225,602	$16	$12,503	$3,000	$241,121
Professional services	6,000	-	2,000	-	8,000
License fees	69,151	30,000	55,100	-	154,251
Hardware	120,496	53,040	10,298	160,935	344,769
Total Revenues	$421,249	$83,056	$79,901	$163,935	$748,141

The following table summarizes revenue from contracts with customers for the six month periods ended June 30, 2019 and June 30, 2018:

	North America	South America	EMEA*	Asia	June 30, 2019

Support and Maintenance	$392,938	$7,407	$59,007	$8,501	$467,853
Professional services	3,750	-	-	2,000	5,750
License fees	47,008	-	27,500	69,000	143,508
Hardware	170,398	12,636	327,545	152,316	662,895
Total Revenues	$614,094	$20,043	$414,052	$231,817	$1,280,006

	North America	South America	EMEA*	Asia	June 30, 2018

Support and Maintenance	$403,518	$16	$21,216	$16,970	$441,720
Professional services	107,850	-	2,000	-	109,850
License fees	130,120	30,000	96,850	-	256,970
Hardware	220,086	53,040	225,074	282,856	781,056
Total Revenues	$861,574	$83,056	$345,140	$299,826	$1,589,596

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

Revenue recognized during the three and six months ended June 30, 2019 from amounts included in deferred revenue at the beginning of the period was approximately $34,000 and $111,000 respectively. The Company did not recognize any revenue from performance obligations satisfied in prior periods. Total deferred revenue (contract liability) was $294,261 and $196,609 at June 30, 2019 and December 31, 2018, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as at June 30, 2019. The guidance provides certain practical expedients that limit this requirement, which the Company’s contracts meet as follows:

●	The performance obligation is part of a contract that has an original expected duration of one year or less, in accordance with ASC 606-10-50-14.

At June 30, 2019 deferred revenue represents our remaining performance obligations related to support and maintenance, all of which is expected to be recognized within one year.

4.	ACCOUNTS RECEIVABLE

Accounts receivable are carried at original amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful receivables by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Accounts receivable are written off when deemed uncollectible. As a result of the payment delays for a large customer, the Company has reserved $1,720,000 at June 30, 2019 and December 31, 2018, which represents 100% of the remaining balance owed under the contract, respectively. Recoveries of accounts receivable previously written off are recorded when received. Accounts receivable at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30,	December 31,
	2019	2018

Accounts receivable - current	$703,685	$1,587,817
Accounts receivable - non current	1,720,000	1,720,000
Total accounts receivable	2,423,685	3,307,817
Allowance for doubtful accounts - current	(13,785)	(13,785)
Allowance for doubtful accounts - non current	(1,720,000)	(1,720,000)
Total allowance for doubtful accounts	(1,733,785)	(1,733,785)
Accounts receivable, net of allowance for doubtful accounts	$689,900	$1,574,032

5.	SHARE BASED COMPENSATION

The following table presents share-based compensation expenses included in the Company’s unaudited condensed interim consolidated statements of operations:

	Three Months Ended June 30,
	2019	2018

Selling, general and administrative	$115,526	$128,620
Research, development and engineering	15,528	20,922
	$131,054	$149,542

	Six Months Ended June 30,
	2019	2018

Selling, general and administrative	$568,613	$599,766
Research, development and engineering	88,475	99,709
	$657,088	$699,475

6.	FACTORING

Due from factor consisted of the following as of:

	June 30,	December 31,
	2019	2018

Original invoice value	$555,075	$221,120
Factored amount	(416,507)	(164,438)
Due from factor	$138,568	$56,682

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

	Three Months ended June 30,
	2019	2018

Factoring fees	$39,543	$12,691

	Six Months ended June 30,
	2019	2018

Factoring fees	$92,340	$104,214

7.	INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or net realizable value, and consists primarily of fabricated assemblies and finished goods. Inventory is comprised of the following as of:

	June 30,	December 31,
	2019	2018

Finished goods	$499,426	$496,358
Fabricated assemblies	512,277	502,471
Total inventory	$1,011,703	$998,829

8.	RESALABLE SOFTWARE LICENSE RIGHTS

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

Through 2018, the remaining license rights were amortized over the greater of the following amounts: 1) an estimate of the economic use of such license rights, 2) the amount calculated by the straight line method over ten years or 3) the actual cost basis of sales usage of such rights. The Company believes that the economic use model was front-end focused as a majority of the expected up-take of the FingerQ technology was predicted to occur during the first 4-5 years of the 10-year life cycle of the product. Based on current sales trends, the Company now believes future transactions will be more evenly dispersed over the remaining life cycle of the product, indicating that the greater of the straight-line methodology or actual unit cost per license sold will more closely align the expense with the remaining useful life of the product. The change in amortization was effective beginning on January 1, 2019 based on the net remaining software license rights balance. The Company believes categorizing the amortization expense under Cost of Sales more closely reflects the nature of the license right arrangement and the use of the technology.

A total of $281,250 and $660,000 was charged to cost of sales during the three month periods ended June 30, 2019 and 2018, respectively, and of this amount $174 and $855, represent the cost basis of the actual sales, respectively. A total of $562,500 and $1,320,000 was expensed during the six month periods ended June 30, 2019 and 2018, respectively and of this amount $350 and $1,441 represent the cost basis of the actual sales, respectively.  Since the license purchase, a cumulative amount of $4,761,096 has been charged to cost of sales, with a carrying balance of $7,238,904 as of June 30, 2019.

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

The following compares line items on the statement of operations had the change in amortization methodology not been made:

	As reported	Prior methodology	As reported	Prior methodology
	3 months ended	3 months ended	6 months ended	6 months ended
	June 30, 2019	June 30, 2019	June 30, 2019	June 30, 2019
Amortization of software license rights	$281,076	$749,826	$562,150	$1,499,650
Total operating expenses	$1,359,888	$1,828,638	$3,111,039	$4,048,539
Operating loss	$(1,310,931)	$(1,779,681)	$(3,114,509)	$(4,052,009)
Net loss	$(1,425,743)	$(1,894,493)	$(3,229,251)	$(4,166,751)
Basic & diluted loss per share	$(0.10)	$(0.13)	$(0.23)	$(0.29)

On December 31, 2015, the Company purchased third-party software licenses in the amount of $180,000 in anticipation of a large pending deployment that has yet to materialize. The Company is amortizing the total cost over the same methodology described above with the greatest of the two approaches being the actual unit cost per license sold. A total of $8,739 and $20,642 was expensed during the three month periods ended June 30, 2019 and 2018, respectively. A total of $34,693 and $8,102 (net of credits of $14,400) was expensed during the six month periods ended June 30, 2019 and 2018, respectively. Since the license purchase, the actual per unit cost (actual usage) of such license rights in the cumulative amount of $100,487 has been charged to cost of sales, with a carrying balance of $79,513 as of June 30, 2019. The Company has classified the balance as non-current until a larger deployment occurs. Software license rights is comprised of the following as of:

	June 30,	December 31,
	2019	2018

Current resalable software license rights	$1,125,000	$1,125,000
Non-current resalable software license rights	6,193,417	6,790,610
Total resalable software license rights	$7,318,417	$7,915,610

9.	Related Party

During the six months ended June 30, 2019, the Company received a series of non-interest-bearing advances from an executive officer/director, the Company's principal stockholder, to pay current liabilities. The balance of the advance as at June 30, 2019 was $142,623, and is payable upon demand.

10.	Convertible NOTES PAYABLE

On April 4, 2019, the Company issued a $550,000 secured convertible debenture which matures November 15, 2019 and is convertible into common stock at a conversion price of $1.50 per share. The note may be redeemed at any time by payment of a premium to the principal balance starting at 5% and increasing to 25%.  The note was issued at approximately 7% ($40,000) original issue discount.  Subject to the mutual agreement of the Company and the investor, the Company may purchase two additional $550,000 principal amount note on the same terms after 45 day intervals from the prior issuance, for an additional potential net proceeds of $1,020,000.  The convertible note contains anti-dilution protections if the Company issues shares of common stock for less than the conversion price. The convertible note was secured substantially by all the assets of the Company.  At the closing, the Company issued 80,000 shares of common stock in payment of a $120,000 commitment fee and is obligated to issue 10,000 shares of common stock monthly in payment of a monthly commitment fee of $15,000 until the earlier of November 1, 2019 or the repayment or conversion of the note.

On June 14, 2019, the Company issued a $157,000 secured 10% convertible redeemable note which matures November 14, 2019 and is convertible into common stock at a conversion price of $1.50 per share. The convertible redeemable note contains anti-dilution protections if the Company offers a conversion discount or other more favorable conversion terms while the note is in effect.  The note may be redeemed within the first five months by payment of a premium to the principal balance starting at 10% and increasing to 30% of principal plus interest.  At the closing, the Company issued 200,000 shares of common stock in lieu of payment of a $30,000 commitment fee. If the note is repaid prior to the maturity date, 180,000 of the shares shall be returned to the Company.

Both notes were repaid on July 10, 2019.

For the two notes issued during the second quarter of 2019, the Company issued a total of 300,000 shares of common stock, amounting to $450,000 in commitment fees. Of these amounts, $180,000 was recorded as an offset to notes payable – debt issuance costs and is amortized over the life of the loan.   The return of commitment fee in amount of $270,000 (180,000 shares) was recorded as a reduction in additional paid in capital and shares were returned to the Company on July 10, 2019. The Company also incurred $17,000 of legal fees withheld from proceeds which was also recorded as an offset to notes payable – debt issuance costs and amortized over the life of the loan. Amortization of the debt issuance costs and debt discount are included in interest expense on the statement of operations.

Convertible notes payable, net of unamortized debt discount and debt issuance costs at June 30, 2019 consist of:

Principal amount	$707,000
Less unamortized debt discount	(24,533)
Less unamortized debt issuance costs	(140,800)
Notes payable, net of unamortized debt discount and debt issuance costs	$541,667

11.	LEASES

The Company’s leases office space in New Jersey, Hong Kong and Minnesota with lease termination dates of 2023, 2020, and 2019, respectively. The Minnesota lease is under 12 months, thus classified as short-term and not reported on the balance sheet under ASC 842. The Hong Kong and the New Jersey leases include non-lease components with variable payments. The following tables present the components of lease expense and supplemental balance sheet information related to the operating leases, were:

	3 Months ended June 30,	6 Months ended June 30,
	2019	2019

Lease cost
Operating lease cost	$42,981	$85,962
Short-term lease cost	15,094	31,390
Sublease income	-	-
Total lease cost	$58,075	$117,352

Balance sheet information
Operating ROU assets		$532,757

Operating lease liabilities, current portion		$141,068
Operating lease liabilities, non-current portion		383,028
Total operating lease liabilities		$524,096

Weighted average remaining lease term (in years) – operating leases		3.90
Weighted average discount rate – operating leases		5.50%

Supplemental cash flow information related to leases were as follows, for the six months ended June 30, 2019:

Cash paid for amounts included in the measurement of operating lease liabilities	$84,231

Maturities of operating lease liabilities were as follows:

2019 (remaining six months)	$83,217
2020	155,682
2021	127,425
2022	131,249
2023	89,226
Total future lease payments	$586,799
Less: imputed interest	(62,703)
Total	$524,096

In June 2019, the Company entered into a lease agreement with respect to 5,544 square feet at 1301 Corporate Center Drive, Suite 1160, Eagan, Minnesota. The term of the lease is 36 months and will commence in September 2019. Future lease payments are approximately $129,000. On commencement of the lease the Company will record an operating ROU asset and corresponding lease liability.

12.	EARNINGS (LOSS) PER SHARE - COMMON STOCK (“EPS”)

The Company’s basic EPS is calculated using net loss available to common shareholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible preferred stock.

The reconciliation of the numerator of the basic and diluted EPS calculations was as follows for both of the following three and six month periods ended June 30, 2019 and 2018:

	Three Months ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018
Basic Numerator:

Net loss	$(1,425,743)	$(1,655,465)	$(3,229,251)	$(3,847,456)
Convertible preferred stock dividends	-	(41,870)	-	(198,033)
Net loss available to common stockholders	$(1,425,743)	$(1,697,335)	$(3,229,251)	$(4,045,489)

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018

Stock options	1,551,349	1,366,467	1,784,183	1,445,891
Preferred stock	-	1,200,767	-	2,853,513
Warrants	3,780,976	1,398,969	3,780,976	1,398,969
Convertible notes	368,952	-	278,243	-
Total	5,701,277	3,966,203	5,843,402	5,698,373

The following table summarizes the weighted average securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the net losses for the three and six months ended June 30, 2019 and 2018:

	Three Months ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018

Stock options	4,071	37,015	-	19,863
Total	4,071	37,015	-	19,863

13.	STOCKHOLDERS’ EQUITY

Preferred Stock

Within the limits and restrictions provided in the Company’s Certificate of Incorporation, the Board of Directors has the authority, without further action by the shareholders, to issue up to 5,000,000 shares of preferred stock, $.0001 par value per share, in one or more series, and to fix, as to any such series, any dividend rate, redemption price, preference on liquidation or dissolution, sinking fund terms, conversion rights, voting rights, and any other preference or special rights and qualifications. As of June 30, 2019, 100,000 shares of preferred stock have been designated as Series A-1 Convertible Preferred Stock, of which 90,000 were issued in 2015 and 0 remain outstanding, and 105,000 shares of preferred stock have been designated as Series B-1 Convertible Preferred Stock, of which 105,000 were issued in 2015 and 0 remain outstanding.

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

Between September 22, 2017 and May 31, 2018, the holder of the Series A-1 Stock converted all shares of Series A-1 Stock into an aggregate of 2,500,000 shares of common stock and purchased an aggregate of 248,893 shares of common stock in consideration of the conversion of $896,015 of accrued dividends payable on the Series A-1 Stock.

As a result of the forgoing conversions, as of June 30, 2019 there are no longer any issued and outstanding shares of Series A-1 Stock.

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

As a result of the forgoing conversions, as of June 30, 2019 there are no longer any issued and outstanding shares of Series B-1 Stock.

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

On May 14, 2019, the Company issued 4,235 shares of common stock to its directors in payment of committee and board fees, valued at $5,505.

See Note 10 for common stock issued as commitment fees for notes payable in the quarter.

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

On August 24, 2018 the Company issued Common Stock and Warrants to investors at a purchase price of $1.50 per unit which triggered the anti-dilution protection provision under this Securities Purchase Agreement. Due to this provision, the total number of outstanding and fully vested warrants was increased from 996,877 to 2,392,502, and the exercise price was reduced from $3.60 to $1.50 per share. The Company recognized a non-cash deemed dividend of $1,288,139 in 2018 in connection with these adjustments.

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

On August 24, 2018 the Company issued Common Stock and Warrants to the investors at a purchase price of $1.50 per unit which triggered the anti-dilution protection provision under this Securities Purchase Agreement. Due to this provision, the total number of outstanding and fully vested warrants was increased from 69,445 to 166,668, and the exercise price was reduced from $3.60 to $1.50 per share. The Company recognized a non-cash deemed dividend of $140,827 in 2018 in connection with these adjustments.

Issuances of Stock Options

No options were granted during the quarter ended June 30, 2019.  During the six months ending June 30, 2019, the Company issued options to purchase 235,334 shares of common stock to certain officers, employees, and contractors. The options have a three year vesting period, seven year term, and exercise price of $1.18.  The fair value of the options at date of issuance was estimated on the date of grant at $243,643 using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate: 2.35%, expected life of options in years: 4.5, expected dividends: 0, volatility of stock price: 143%.

14.	SEGMENT INFORMATION

The Company has determined that its continuing operations are one discrete segment consisting of biometric products. Geographically, North American sales accounted for approximately 49% and 56% of the Company’s total sales for the three months ended June 30, 2019 and 2018, respectively, and were approximately 48% and 54% of the Company’s total sales for the six months ended June 30, 2019 and 2018, respectively.

15.	FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and due from factor, are carried at, or approximate, fair value because of their short-term nature.

16.	MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

For the three months ended June 30, 2019 and 2018, two customers accounted for 59% and 34% of revenue, respectively. For the six months ended June 30, 2019 and 2018, three customers accounted for 58% and two customers accounted for 37% of revenue, respectively.

Two customers accounted for 90% of current accounts receivable as of June 30, 2019. At December 31, 2018, one customer accounted for 70% of current accounts receivable. One customer accounted for 100% of non-current accounts receivable as of June 30, 2019 and December 31, 2018, the full amount of which has been  reserved for.

17.	SUBSEQUENT EVENTS

On August 8, 2019, the Company issued 4,425 shares of common stock to its directors in payment of board fees.

On July 1, 2019, 10,000 shares of common stock were issued in connection with the monthly commitment fee for the April 4, 2019 convertible debenture.

Securities Purchase Agreement dated July 10, 2019

On July 10, 2019, the Company issued a $3,060,000 principal amount senior secured convertible note (the “Note”). At closing, a total of $2,550,000 was funded. The principal amount due of the Note is due and payable as follows: $918,000 is due 180 days after funding, $1,071,000 is due 270 days after funding, and the remaining balance is due 12 months after the date of funding. Upon the occurrence of standard and customary events of default and expiration of any applicable cure periods, repayment of the outstanding principal amount due under the Note is subject to acceleration in the discretion of the Investor in which event, interest will accrue at the higher of 18% per annum or the maximum amount permitted by applicable law and the Company will become obligated to pay an amount equal to 20% of the then outstanding principal amount due under the Note.

The Note is secured by a lien on substantially all of our assets and properties and is convertible at the option of the Investor into shares of our common stock at a fixed conversion price of $1.50 per share. The Company has the right to prepay the Note in full at any time without penalty in which event, the Investor will have the option of converting 25% of the outstanding principal amount of the Note into shares of our common stock. .

In connection with the closing, the Company issued a five year warrant to the Investor to purchase 2,000,000 shares of common stock at a fixed exercise price of $1.50 per share and paid a $50,000 commitment fee, and issued 266,667 shares of common stock in payment of a $400,000 due diligence fee.

Until the second anniversary of the closing, the Investor has the right to purchase up to 20% of the securities we issue in any future private placement, subject to certain exceptions for, among other things, strategic investments.

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

The following discussion and analysis summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below and should be read in conjunction with our unaudited condensed consolidated financial statements and related information contained herein and in our audited financial statements as of December 31, 2018.

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

We have developed what we believe is the most discriminating and effective commercially available finger-based biometric technology. Our primary focus is in marketing and selling this technology into commercial logical and physical privilege entitlement & access control markets.  Our primary market focus includes, among others, enterprise access, mobile payments & credentialing, online payments, and healthcare record and payment data security.  Our secondary focus includes government, financial services and educational markets.

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

In the near-term, we expect to grow our business within government services and highly-regulated industries such as healthcare and financial services industry.  We believe that continued heightened security and privacy requirements in these industries will generate increased demand for security solutions, including biometrics. In addition, we expect that the integration of our technology into Windows 10, will accelerate the demand for our computer network log-on solutions and fingerprint readers. Finally, our entry into the Asian market has further expanded our business by opening new markets along with the new and innovative hardware offerings. We expect our SideSwipe, EcoID and SideTouch finger readers, and our biometric and Bluetooth enabled bicycle locks to continue to drive incremental revenue and growth.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2019 AS COMPARED TO JUNE 30, 2018

Consolidated Results of Operations - Percent Trend

	Three Months Ended June 30,
	2019	2018
Revenues
Services	32%	33%
License fees	8%	21%
Hardware	60%	46%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	8%	16%
Cost of license fees	51%	102%
Cost of hardware	34%	19%
Total Cost of Goods Sold	93%	138%
Gross profit (loss)	7%	-38%

Operating expenses
Selling, general and administrative	145%	144%
Research, development and engineering	41%	40%
Total Operating Expenses	187%	184%
Operating loss	-180%	-221%

Other income (expense)	-16%	0%

Net loss	-196%	-221%

Revenues and cost of goods sold

	Three months ended June 30,
	2019	2018	$ Change	% Change

Revenues
Service	$231,993	$249,121	$(17,128)	-7%
License	60,300	154,251	(93,951)	-61%
Hardware	436,090	344,769	91,321	26%
Total Revenue	$728,383	$748,141	$(19,758)	-3%

	Three months ended June 30,
	2019	2018	$ Change	% Change
Cost of Goods Sold
Service	$58,421	$120,841	$(62,420)	-52%
License	372,327	766,637	(394,310)	-51%
Hardware	248,678	142,325	106,353	75%
Total COGS	$679,426	$1,029,803	$(350,377)	-34%

Revenues

For the three months ended June 30, 2019 and 2018, service revenues included approximately $229,000 and $241,000, respectively, of recurring maintenance and support revenue, and approximately $3,000 and $8,000 respectively, of non-recurring custom services revenue.  Recurring service revenue decreased 5% in 2019 as some of the current renewals are pending. Non-recurring custom services decreased $5,000 or 63% for custom services due to fewer customized installations.

For the three months ended June 30, 2019, license revenue decreased 61% from the corresponding period in 2018. The lower revenue was the result of deploying more subscription based orders than perpetual license orders.

For the three months ended June 30, 2019, hardware sales increased by 26% as a result of large order from an existing customer in addition to several new customer deployments.

Costs of goods sold

For the three months ended June 30, 2019, cost of service decreased 52%, due to changes in support personnel for maintenance services.

License costs for the three months ended June 30, 2019 decreased approximately 51%, which was directly associated with the amortization of the software rights due to change in amortization methodology.

Hardware costs for the three months ended June 30, 2019 increased approximately 75%, due to the increase in hardware revenue and the product mix.

Selling, general and administrative

	Three months ended June 30,
	2019	2018	$ Change	% Change

Selling, general and administrative	$1,058,671	$1,076,184	$(17,513)	-2%

Selling, general and administrative costs for the three months ended June 30, 2019 decreased -2% from the corresponding period in 2018. The decrease is attributable to reduction in payroll and non-cash compensation offset by increased factoring fees.

Research, development and engineering

	Three months ended June 30,
	2019	2018	$ Change	% Change

Research, development and engineering	$301,217	$297,633	$3,584	1%

For the three months ended June 30, 2019, research, development and engineering costs increased 1% as compared to the corresponding period in 2018, as a result of decreased expenses in the Hong Kong subsidiary, and non-cash compensation, offset by increased recruiting expenses.

SIX MONTHS ENDED JUNE 30, 2019 AS COMPARED TO JUNE 30, 2018

Consolidated Results of Operations - Percent Trend

	Six Months Ended June 30,
	2019	2018
Revenues
Services	37%	35%
License fees	11%	16%
Hardware	52%	49%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	12%	17%
Cost of license fees	58%	97%
Cost of hardware	30%	25%
Total Cost of Goods Sold	100%	139%
Gross profit (loss)	-%	-39%

Operating expenses
Selling, general and administrative	190%	160%
Research, development and engineering	53%	43%
Total Operating Expenses	243%	203%
Operating loss	-243%	-242%

Other income	-9%	0%

Net loss	-252%	-242%

Revenues and cost of goods sold

	Six months ended June 30,
	2019	2018	$ Change	% Change
Revenues
Service	473,603	551,570	(77,967)	-14%
License	143,508	256,970	(113,462)	-44%
Hardware	662,895	781,056	(118,161)	-15%
Total Revenue	$1,280,006	$1,589,596	$(309,590)	-19%

Cost of Goods Sold
Service	149,250	275,573	(126,323)	-46%
License	749,543	1,540,102	(790,559)	-51%
Hardware	384,683	393,573	(8,890)	-2%
Total COGS	$1,283,476	$2,209,248	$(925,772)	-42%

Revenues

For the six months ended June 30, 2019 and 2018, service revenues included approximately $468,000 and $442,000, respectively, of recurring maintenance and support revenue, and approximately $6,000 and $110,000, respectively, of non-recurring custom services revenue.  Recurring service revenue increased 6% from 2018 as we continued to bundle maintenance agreements with our expanding customer license base and renewed existing maintenance agreements from our legacy customers. Non-recurring custom services decreased 95% for custom services due to the completion of a customized software project in 2018.

For the six months ended June 30, 2019, license revenue decreased as a result of deploying more subscription based orders than perpetual license orders.

For the six months ended June 30, 2019, hardware sales decreased by 15%, as a result of smaller new customer deployments and decreased lock orders.

Costs of goods sold

For the six months ended June 30, 2019, cost of service decreased 46%, as a result of no large custom services orders compared to the six months ended June 30, 2018 and the inclusion in cost of goods sold of outside contractor costs.

License costs for the six months ended June 30, 2019 decreased approximately 51%, which was directly associated with the amortization of the software rights due to change in amortization methodology.

Hardware costs for the six months ended June 30, 2019 decreased approximately 2%. The decrease was associated with the lower revenue to date as well as the product mix.

Selling, general and administrative

	Six months ended June 30,
	2019	2018	$ Change	% Change

Selling, general and administrative	$2,435,704	$2,538,038	$(102,334)	-4%

Selling, general and administrative costs for the six months ended June 30, 2019 decreased 4% from the corresponding period in 2018. The decrease was attributable to decreased payroll, non-cash compensation costs and legal fees, offset by increased trade show expenses and shareholder relations expense.

Research, development and engineering

	Six months ended June 30,
	2019	2018	$ Change	% Change

Research, development and engineering	$675,335	$689,787	$(14,452)	-2%

For the six months ended June 30, 2019, research, development and engineering costs decreased 2% from the corresponding period in 2018, as a result of decreased personnel and related costs and non-cash compensation costs which amounts were offset by an increase in recruiting expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash used by operations during the six months ended June 30, 2019 was approximately $256,000. The cash used by operating activities was attributable primarily to the following items:

●

Net positive cash flows related to adjustments for non-cash expenses for depreciation, amortization, share-based compensation, and issuance of common stock to our non-employee directors, of approximately $1,405,000, and a decrease in accounts receivable, combined with increases in accounts payable, accruals and deferred revenue of approximately $1,674,000.

●	Net negative cash flows related to reductions due from factor and operating lease liabilities of approximately $148,000.

Approximately $30,000 was used for investing activities during the six months ended June 30, 2019 related to capital expenditures.

Approximately $650,000 was provided by financing activities during the six months ended June 30, 2019 relating to approximately $667,000 of proceeds from the issuance of debentures, offset by approximately $17,000 in legal costs.

At June 30, 2019, we had net working capital of approximately $1,100,000 as compared to net working capital of approximately $3,300,000 at December 31, 2018.

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

On April 4, 2019, we issued a $550,000 secured convertible debenture to an institutional investor which matures November 15, 2019 and is convertible into common stock at a conversion price of $1.50 per share. The debenture may be redeemed at any time by payment of a premium to the principal balance starting at 5% and increasing to 20%.  The debenture was issued at a 7% original issue discount.  On July 10, 2019 this debenture was redeemed and repaid in full in connection with the financing described below.

On June 14, 2019, we issued a $157,000 principal amount convertible note to an institutional investor which matures November 14, 2019 and is convertible into common stock at a conversion price of $1.50 per share. The note may be redeemed at any time by payment of a premium to the principal balance starting at 10% and increasing to 30%.  On July 10, 2019 this note was redeemed and repaid in full in connection with the financing described below.

On July 10, 2019, we issued a  $3,060,000 principal amount senior secured convertible note (the “Note”) to an institutional investor. At closing, $2,550,000 was funded. The principal amount due of the Note is due and payable as follows: $918,000 is due 180 days after funding, $1,071,000 is due 270 days after funding, and the remaining balance is due 12 months after the date of funding. The Note is secured by a lien on substantially all of our assets and properties and is convertible into shares of our common stock at a fixed conversion price of $1.50 per share.

Liquidity outlook

At June 30, 2019, our total cash and cash equivalents were approximately $687,000, as compared to approximately $324,000 at December 31, 2018.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We estimate that we currently require approximately $537,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation. During the first half of 2019, we generated approximately $1,280,000 of revenue, which is below our average monthly requirements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2019. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 4, 2019, we issued a $550,000 principal amount secured debenture due November 15, 2019 which is convertible into shares of common stock at a conversion price of $1.50 per share in consideration of gross cash proceeds of $511,500.  In connection with this financing, we issued 80,000 shares of common stock in payment of a $120,000 commitment fee and agreed to issue 10,000 shares of common stock to the investor each month in payment of a monthly commitment fee of $15,000 until the earlier of November 1, 2019 or the repayment or conversion of the debenture.  The debenture was redeemed and repaid in full on July 10, 2019.   The foregoing securities were issued in a private placement transaction to one accredited investor pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, without general solicitation or advertising of any kind and without payment of placement agent or brokerage fees to any person.

On June 14, 2019, we issued a $157,000 note due November 13, 2019 which is convertible into shares of common stock at a conversion price of $1.50 per share in consideration of gross cash proceeds of $157,000. In connection with this financing, we issued 200,000 shares of common stock in payment of a $30,000 commitment fee, 180,000 of which were returned to us since the note was redeemed in full on July 10, 2019 prior to the maturity date. The foregoing securities were issued in a private placement transaction to one accredited investor pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, without general solicitation or advertising of any kind and without payment of placement agent or brokerage fees to any person.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Securities Purchase Agreement dated July 10, 2019 by and between the Registrant and Lind Global Macro Fund, LP.,

10.2	Security Agreement dated July 10, 2019 by and between the Registrant and Lind Global Macro Fund, LP.

10.3	Collateral Sharing Agreement dated July 10, 2019 by and among the Registrant, Lind Global Macro Fund, LP and Versant Funding LLC.

10.4	$3,060,00 Senior Secured Convertible Promissory Note dated July 10, 2019.

10.5	Common Stock Purchase Warrant dated July 10, 2019.

31.1	Certificate of CEO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of CFO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350

32.2	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-Key International, Inc.

Dated: August 14, 2019	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2019	/s/ Cecilia C. Welch
Cecilia C. Welch
Chief Financial Officer
(Principal Financial Officer)