Form 10-Q
period 2019-09-30
BIO KEY INTERNATIONAL INC
filed 2019-11-14
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Number of shares of common stock, $.0001 par value per share, outstanding as of November 12, 2019 was 14,408,546.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

PART I -- FINANCIAL INFORMATION

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$78,240	$323,943
Accounts receivable, net	773,334	1,574,032
Due from factor	50,702	56,682
Inventory	971,167	998,829
Resalable software license rights	1,125,000	1,125,000
Prepaid expenses and other	183,216	150,811
Investment – non-marketable security	512,821	-
Total current assets	3,694,480	4,229,297
Resalable software license rights, net of current portion	5,906,466	6,790,610
Equipment and leasehold improvements, net	117,644	148,608
Capitalized contract costs, net	254,957	319,199
Deposits and other assets	8,712	8,712
Operating lease right-of-use assets	611,883	-
Intangible assets, net	187,701	195,906
Total non-current assets	7,087,363	7,463,035
TOTAL ASSETS	$10,781,843	$11,692,332

LIABILITIES
Accounts payable	$496,667	$481,269
Accrued liabilities	478,541	548,232
Convertible notes payable, net of debt discount and debt issuance costs	1,859,635	-
Deferred revenue	222,721	196,609
Operating lease liabilities, current portion	178,130	-
Total current liabilities	3,235,694	1,226,110
Operating lease liabilities, net of current portion	426,879	-
Total non-current liabilities	426,879	-
TOTAL LIABILITIES	3,662,573	1,226,110

Commitments

STOCKHOLDERS’ EQUITY

Common stock — authorized, 170,000,000 shares; issued and outstanding; 14,398,701 and 13,977,868 of $.0001 par value at September 30, 2019 and December 31, 2018, respectively	1,440	1,398
Additional paid-in capital	87,310,964	85,599,140
Accumulated deficit	(80,193,134)	(75,134,316)
TOTAL STOCKHOLDERS’ EQUITY	7,119,270	10,466,222
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,781,843	$11,692,332

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Revenues
Services	$237,372	$225,739	$710,975	$777,309
License fees	98,272	210,651	241,780	467,621
Hardware	117,070	303,360	779,965	1,084,416
Total Revenues	452,714	739,750	1,732,720	2,329,346
Costs and other expenses
Cost of services	65,683	97,965	214,933	373,538
Cost of license fees	369,604	757,288	1,119,147	2,297,390
Cost of hardware	73,366	85,079	458,049	478,652
Total costs and other expenses	508,653	940,332	1,792,129	3,149,580
Gross Profit (Loss)	(55,939)	(200,582)	(59,409)	(820,234)

Operating Expenses
Selling, general and administrative	915,066	1,049,270	3,350,770	3,587,308
Research, development and engineering	300,131	391,507	975,466	1,081,294
Total operating expenses	1,215,197	1,440,777	4,326,236	4,668,602
Operating loss	(1,271,136)	(1,641,359)	(4,385,645)	(5,488,836)

Other income (expense)
Interest income	19	44	143	64
Interest expense	(558,449)	-	(673,316)	-
Total other income (expense), net	(558,430)	44	(673,173)	64
Net loss	(1,829,567)	(1,641,315)	(5,058,818)	(5,488,772)
Deemed dividend from trigger of anti-dilution provision feature	-	(1,428,966)	-	(1,428,966)
Convertible preferred stock dividends	-	-	-	(198,033)
Net loss available to common stockholders	$(1,829,567)	$(3,070,281)	$(5,058,818)	$(7,115,771)

Basic and Diluted Loss per Common Share attributable to common stockholders	$(0.13)	$(0.23)	$(0.36)	$(0.66)

Weighted Average Shares Outstanding:
Basic and Diluted	14,387,467	13,145,301	14,163,120	10,810,103

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A-1 Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2018	-	$-	-	$-	13,977,868	$1,398	$85,599,140	$(75,134,316)	$10,466,222
Issuance of common stock for directors’ fees	-	-	-	-	13,820	1	16,505	-	16,506
Share-based compensation	-	-	-	-	-	-	509,528	-	509,528
Net loss	-	-	-	-	-	-	-	(1,803,508)	(1,803,508)
Balance as of March 31, 2019	-	$-	-	$-	13,991,688	$1,399	$86,125,173	$(76,937,824)	$9,188,748
Issuance of common stock for directors’ fees	-	-	-	-	4,235	-	5,505	-	5,505
Issuance of common stock for commitment fees	-	-	-	-	300,000	30	449,970	-	450,000
Commitment fee adjustment	-	-	-	-	-	-	(270,000)	-	(270,000)
Share-based compensation	-	-	-	-	-	-	125,549	-	125,549
Net loss	-	-	-	-	-	-	-	(1,425,743)	(1,425,743)
Balance as of June 30, 2019	-	$-	-	$-	14,295,923	$1,429	$86,436,197	$(78,363,567)	$8,074,059
Issuance of common stock for directors’ fees	-	-	-	-	6,111	1	6,500	-	6,501
Issuance of common stock for commitment fees	-	-	-	-	276,667	28	414,972	-	415,000
Commitment fee adjustment	-	-	-	-	(180,000)	(18)	18	-	-
Warrant debt discount valuation							595,662	-	595,662
Legal and commitment fees	-	-	-	-	-	-	(272,985)	-	(272,985)
Share-based compensation	-	-	-	-	-	-	130,600	-	130,600
Net loss	-	-	-	-	-	-	-	(1,829,567)	(1,829,567)
Balance as of September 30, 2019	-	$-	-	$-	14,398,701	$1,440	$87,310,964	$(80,193,134)	$7,119,270

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A-1 Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2017	62,596	$6	105,000	$11	7,691,324	$769	$80,829,001	$(67,076,492)	$13,753,295
Adoption of ASC 606	-	-	-	-	-	-	-	240,017	240,017
Issuance of common stock for directors’ fees	-	-	-	-	8,421	1	16,512	-	16,513
Dividends declared on preferred stock	-	-	-	-	-	-	(156,162)	-	(156,162)
Conversion of B-1 preferred stock to common stock	-	-	(60,420)	(6)	1,678,334	168	(162)	-	-
Conversion of dividends payable on B-1 preferred stock	-	-	-	-	115,857	11	417,072	-	417,083
Share-based compensation	-	-	-	-	-	-	533,421	-	533,421
Net loss	-	-	-	-	-	-	-	(2,191,992)	(2,191,992)
Balance as of March 31, 2018	62,596	$6	44,580	$5	9,493,936	$949	$81,639,682	$(69,028,467)	$12,612,175
Issuance of common stock for directors’ fees	-	-	-	-	2,683	1	6,508	-	6,509
Dividends declared on preferred stock	-	-	-	-	-	-	(41,871)	-	(41,871)
Conversion of A-1 preferred stock to common stock	(62,596)	(6)	-	-	1,738,778	174	(168)	-	-
Conversion of dividends payable on A-1 preferred stock	-	-	-	-	98,893	10	356,005	-	356,015
Conversion of B-1 preferred stock to common stock	-	-	(44,580)	(5)	1,238,334	123	(118)	-	-
Conversion of dividends payable on B-1 preferred stock	-	-	-	-	15,373	2	55,339	-	55,341
Legal fees	-	-	-	-	-	-	(15,212)	-	(15,212)
Share-based compensation	-	-	-	-	-	-	143,034	-	143,034
Net loss	-	-	-	-	-	-	-	(1,655,465)	(1,655,465)
Rounding	-	-	-	-	-	-	-	1	1
Balance as of June 30, 2018	-	$-	-	$-	12,587,997	$1,259	$82,143,199	$(70,683,931)	$11,460,527
Issuance of common stock for directors’ fees	-	-	-	-	4,161	-	7,509	-	7,509
Issuance of common stock pursuant to securities purchase agreement	-	-	-	-	1,380,000	138	2,069,862	-	2,070,000
Deemed dividend related to down-round features	-	-	-	-	-	-	1,428,966	(1,428,966)	-
Legal fees	-	-	-	-	-	-	(294,776)	-	(294,776)
Share-based compensation	-	-	-	-	-	-	188,837	-	188,837
Net loss	-	-	-	-	-	-	-	(1,641,315)	(1,641,315)
Rounding	-	-	-	-	-	1	-	(1)	-
Balance as of September 30, 2018	-	$-	-	$-	13,972,158	$1,398	$85,543,597	$(73,754,213)	$11,790,782

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(5,058,818)	$(5,488,772)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation	59,717	69,083
Amortization of intangible assets	9,941	12,281
Amortization of resalable software license rights	843,287	1,978,349
Amortization of debt discount	288,774	-
Amortization of capitalized contract costs	102,839	90,518
Amortization of debt issuance costs	311,718	-
Share-based and warrant compensation for employees and consultants	765,677	865,291
Stock based directors’ fees	28,512	30,530
Change in operating assets and liabilities:
Accounts receivable	800,698	2,262,423
Due from factor	5,980	29,464
Operating leases right-of-use assets	(8,946)	-
Capitalized contract costs	(38,597)	(183,569)
Inventory	27,662	(97,306)
Resalable software license rights	40,857	18,111
Prepaid expenses and other	(45,000)	(20,243)
Accounts payable	15,398	(129,445)
Accrued liabilities	(69,691)	(102,422)
Deferred revenue	26,112	(252,128)
Operating lease liabilities	14,667	-
Net cash used for operating activities	(1,879,213)	(917,835)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	(1,736)	-
Capital expenditures	(28,753)	(82,143)
Purchase of investment – non-marketable security	(512,821)	-
Net cash used for investing activities	(543,310)	(82,143)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from Issuance of convertible notes	3,217,000	-
Repayment of convertible notes	(707,000)	-
Proceeds from Issuance of common stock	-	1,875,100
Costs to issue notes, common and preferred stock	(333,180)	(115,088)
Net cash provided by financing activities	2,176,820	1,760,012
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(245,703)	760,034
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	323,943	288,721
CASH AND CASH EQUIVALENTS, END OF PERIOD	$78,240	$1,048,755

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2019	2018

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Noncash Investing and financing activities
Accrual of unpaid dividends on preferred stock	$-	$198,033
Conversion of A-1 preferred dividends payable to common stock	$-	$356,015
Conversion of A-1 preferred stock to common stock	$-	$6,259,600
Conversion of B-1 preferred dividends payable to common stock	$-	$472,426
Conversion of B-1 preferred stock to common stock	$-	$10,500,000
Deemed dividend from trigger of anti-dilution provision feature	$-	$1,428,966
Right-of-use asset addition under ASC 842	$719,812	$-
Operating lease liabilities under ASC 842	$707,217	$-
Share based loan commitment fees	$595,000	$-
Debt discount issued with convertible note	$550,000	$-
Warrant debt discount valuation	$595,662	$-

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 (Unaudited)

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The balance sheet at September 30, 2019 was derived from the audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on April 1, 2019.

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

The impact of the adoption of ASC 842 on the balance sheet was:

	As reported	Adoption of ASC	Balance
	December 31, 2018	842 - increase (decrease)	January 1, 2019
Operating lease right-of-use assets	$-	$602,937	$602,937
Prepaid expenses and other	$150,811	$(12,595)	$138,216
Total assets	$11,692,332	$590,342	$12,282,674
Operating lease liabilities, current portion	$-	$135,519	$135,519
Operating lease liabilities, net of current portion	$-	$454,823	$454,823
Total liabilities	$1,226,110	$590,342	$1,816,452
Total liabilities and stockholders’ equity	$11,692,332	$590,342	$12,282,674

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

The Company has incurred significant losses to date and at September 30, 2019 had an accumulated deficit of approximately $80 million. In addition, broad commercial acceptance of the Company’s technology is critical to the Company’s success and ability to generate future revenues. At September 30, 2019, the Company’s total cash and cash equivalents were approximately $78,000, as compared to approximately $324,000 at December 31, 2018.

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

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. To achieve this core principle, the Company applies the following five steps:

●	Identify the contract with a customer
●	Identify the performance obligations in the contract
●	Determine the transaction price
●	Allocate the transaction price to performance obligations in the contract
●	Recognize revenue when or as the Company satisfies a performance obligation

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three month periods ended:

	North America	South America	EMEA*	Asia	September 30, 2019

License fees	$50,400	$43,000	$4,168	$704	$98,272
Hardware	98,995	-	14,759	3,316	117,070
Support and Maintenance	197,814	845	20,433	5,000	224,092
Professional services	8,280	-	3,000	2,000	13,280
Total Revenues	$355,489	$43,845	$42,360	$11,020	$452,714

	North America	South America	EMEA*	Asia	September 30, 2018

License fees	$116,985	$2,000	$91,666	$-	$210,651
Hardware	115,162	160	173,400	14,638	303,360
Support and Maintenance	196,969	-	22,650	-	219,619
Professional services	6,120	-	-	-	6,120
Total Revenues	$435,236	$2,160	$287,716	$14,638	$739,750

The following table summarizes revenue from contracts with customers for the nine month periods ended:

	North America	South America	EMEA*	Asia	September 30, 2019

License fees	$97,408	$43,000	$31,668	$69,704	$241,780
Hardware	269,393	12,636	342,304	155,632	779,965
Support and Maintenance	590,753	8,252	79,440	13,501	691,946
Professional services	12,029	-	3,000	4,000	19,029
Total Revenues	$969,583	$63,888	$456,412	$242,837	$1,732,720

	North America	South America	EMEA*	Asia	September 30, 2018

License fees	$247,105	$32,000	$188,516	$-	$467,621
Hardware	335,248	53,200	398,474	297,494	1,084,416
Support and Maintenance	600,487	16	43,866	16,970	661,339
Professional services	113,970	-	2,000	-	115,970
Total Revenues	$1,296,810	$85,216	$632,856	$314,464	$2,329,346

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

Revenue recognized during the three and nine months ended September 30, 2019 from amounts included in deferred revenue at the beginning of the period was approximately $89,000 and $200,000, respectively. The Company did not recognize any revenue from performance obligations satisfied in prior periods. Total deferred revenue (contract liability) was $222,721 and $196,609 at September 30, 2019 and December 31, 2018, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as at September 30, 2019. The guidance provides certain practical expedients that limit this requirement, which the Company’s contracts meet as follows:

●	The performance obligation is part of a contract that has an original expected duration of one year or less, in accordance with ASC 606-10-50-14.

At September 30, 2019 deferred revenue represents our remaining performance obligations related to support and maintenance, all of which is expected to be recognized within one year.

4.	ACCOUNTS RECEIVABLE

Accounts receivable are carried at original amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful receivables by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Accounts receivable are written off when deemed uncollectible. As a result of the payment delays for a large customer, the Company has reserved $1,720,000 at September 30, 2019 and December 31, 2018, which represents 100% of the remaining balance owed under the contract, respectively. Recoveries of accounts receivable previously written off are recorded when received. Accounts receivable at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30,	December 31,
	2019	2018

Accounts receivable - current	$787,119	$1,587,817
Accounts receivable - non current	1,720,000	1,720,000
Total accounts receivable	2,507,119	3,307,817
Allowance for doubtful accounts - current	(13,785)	(13,785)
Allowance for doubtful accounts - non current	(1,720,000)	(1,720,000)
Total allowance for doubtful accounts	(1,733,785)	(1,733,785)
Accounts receivable, net of allowance for doubtful accounts	$773,334	$1,574,032

5.	SHARE BASED COMPENSATION

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited interim condensed consolidated statements of operations:

	Three Months Ended September 30,	Three Months Ended September 30,
	2019	2018

Selling, general and administrative	$121,999	$170,758
Research, development and engineering	15,102	25,588
	$137,101	$196,346

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2019	2018

Selling, general and administrative	$690,612	$770,524
Research, development and engineering	103,577	125,297
	$794,189	$895,821

6.	FACTORING

Due from factor consisted of the following as of:

	September 30,	December 31,
	2019	2018

Original invoice value	$266,386	$221,120
Factored amount	(215,684)	(164,438)
Balance due from factor	$50,702	$56,682

The Company entered into an accounts receivable factoring arrangement with a financial institution (the “Factor”) which has been extended to October 31, 2020. Pursuant to the terms of the arrangement, the Company, from time to time, sells to the Factor a minimum of $150,000 per quarter of certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 35% of the foreign and 75% of the domestic accounts receivable balance to the Company (the “Advance Amount”), with the remaining balance, less fees, forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. In addition, the Company, from time to time, receives over advances from the Factor. Factoring fees range from 2.75% to 15% of the face value of the invoice factored, and are determined by the number of days required for collection of the invoice. The cost of factoring is included in selling, general and administrative expenses. The cost of factoring was as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2019	2018	2019	2018

Factoring fees	$32,891	$43,798	$125,231	$148,012

7.	INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or net realizable value and consists primarily of fabricated assemblies and finished goods. Inventory is comprised of the following as of:

	September 30,	December 31,
	2019	2018

Finished goods	$537,219	$496,358
Fabricated assemblies	433,948	502,471
Total inventory	$971,167	$998,829

8.	RESALABLE SOFTWARE LICENSE RIGHTS

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

A total of $281,250 and $660,000 was charged to cost of sales during the three-month periods ended September 30, 2019 and 2018, respectively, and of this amount $113 and $210, represent the cost basis of the actual sales, respectively. A total of $843,750 and $1,980,000 was charged to cost of sales during the nine-month periods ended September 30, 2019 and 2018, respectively and of this amount $463 and $1,651 represent the cost basis of the actual sales, respectively.  Since the license purchase, a cumulative amount of $5,042,346 has been charged to cost of sales, with a carrying balance of $6,957,654 as of September 30, 2019.

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

The following compares line items on the statement of operations had the change in amortization methodology not been made:

	As reported	Prior methodology	As reported	Prior methodology
	3 months ended	3 months ended	9 months ended	9 months ended
	September 30, 2019	September 30, 2019	September 30, 2019	September 30, 2019
Amortization of software license rights	$281,137	$749,887	$843,287	$2,249,537
Total operating expenses	$1,215,197	$1,683,947	$4,326,236	$5,732,486
Operating loss	$(1,271,136)	$(1,739,886)	$(4,385,645)	$(5,791,895)
Net loss	$(1,829,567)	$(2,298,317)	$(5,058,818)	$(6,465,068)
Basic & diluted loss per share	$(0.13)	$(0.16)	$(0.36)	$(0.46)

On December 31, 2015, the Company purchased third-party software licenses in the amount of $180,000 in anticipation of a large pending deployment that has yet to materialize. The Company is amortizing the total cost over the same methodology described above with the greatest of the two approaches being the actual unit cost per license sold. A total of $5,701 and $8,358 was expensed during the three month periods ended September 30, 2019 and 2018, respectively. A total of $40,394 and $16,460 (net of credits of $14,400) was expensed during the nine-month periods ended September 30, 2019 and 2018, respectively. Since the license purchase, the actual per unit cost (actual usage) of such license rights in the cumulative amount of $106,188 has been charged to cost of sales, with a carrying balance of $73,812 as of September 30, 2019. The Company has classified the balance as non-current until a larger deployment occurs. Software license rights is comprised of the following as of:

	September 30,	December 31,
	2019	2018

Current resalable software license rights	$1,125,000	$1,125,000
Non-current resalable software license rights	5,906,466	6,790,610
Total resalable software license rights	$7,031,466	$7,915,610

9.	investments

During the quarter, the Company purchased a 4,000,000 Hong Kong dollar Bond Certificate with a financial institution in Hong Kong. The Bond Certificate translates to $512,821 U.S. Dollars. The bond has a one-year maturity and 5% interest rate. The Company can invest up to a 20,000,000 Hong Kong dollars under the terms of the certificate.  The bond is recorded on the balance sheet as an investment – non-marketable security. The investment is recorded at amortized cost which approximates fair value, and is currently planned to be held to maturity.

10.	Related Party

During the nine months ended September 30, 2019, the Company received a series of non-interest-bearing advances from an executive officer/director, the Company's principal stockholder, to pay current liabilities. The balance of the advance as at September 30, 2019 was paid in full.

11.	Convertible NOTES PAYABLE

On April 4, 2019, the Company issued a $550,000 secured convertible debenture which had a maturity date of November 15, 2019 and was convertible into common stock at a conversion price of $1.50 per share. The note was redeemable at any time by payment of a premium to the principal balance starting at 5% and increasing to 25%.  The note was issued at approximately 7% ($40,000) original issue discount.  Subject to the mutual agreement of the Company and the investor, the Company could issue two additional $550,000 principal amount notes on the same terms after 45 day intervals from the prior issuance, for additional net proceeds of $1,020,000.  The convertible note contained anti-dilution protections if the Company issued shares of common stock for less than the conversion price. The convertible note was secured by substantially all the assets of the Company.  At the closing, the Company issued 80,000 shares of common stock in payment of a $120,000 commitment fee and was obligated to issue 10,000 shares of common stock monthly in payment of a monthly commitment fee of $15,000 until the earlier of November 1, 2019 or the repayment or conversion of the note.

On June 14, 2019, the Company issued a $157,000 secured 10% convertible redeemable note which had a maturity date of November 14, 2019 and was convertible into common stock at a conversion price of $1.50 per share. The convertible redeemable note contained anti-dilution protections if the Company offered a conversion discount or other more favorable conversion terms while the note was outstanding.  The note was redeemable within the first five months by payment of a premium to the principal balance starting at 10% and increasing to 30% of principal plus interest.  At the closing, the Company agreed to issue 200,000 shares of common stock in lieu of payment of a $30,000 commitment fee which would be reduced to 20,000 shares if the note was repaid prior to the maturity date.

Both notes were repaid in full on July 10, 2019.

For the two notes issued during the second quarter of 2019, the Company agreed to issue a total of 310,000 shares of common stock, amounting to $465,000 in commitment fees. Of these amounts, $195,000 was recorded as an offset to notes payable – debt issuance costs and was amortized over the life of the loan.   The reduction of the commitment fee in amount of $270,000 (180,000 shares) was recorded as a reduction in additional paid in capital and the shares were returned to the Company on July 10, 2019. The Company also incurred $17,000 of legal fees withheld from proceeds which was also recorded as an offset to notes payable – debt issuance costs and was amortized over the life of the loan. Amortization of the debt issuance costs and debt discount are included in interest expense on the statement of operations.

Securities Purchase Agreement dated July 10, 2019

On July 10, 2019, the Company issued a $3,060,000 principal amount senior secured convertible note (the “Note”). At closing, a total of $2,550,000 was funded. The original issue discount was $510,000. The principal amount due of the Note is due and payable as follows: $918,000 is due 180 days after funding, $1,071,000 is due 270 days after funding, and the remaining balance is due 12 months after the date of funding. Upon the occurrence of standard and customary events of default and expiration of any applicable cure periods, repayment of the outstanding principal amount due under the Note is subject to acceleration in the discretion of the Investor in which event, interest will accrue at the higher of 18% per annum or the maximum amount permitted by applicable law and the Company will become obligated to pay an amount equal to 20% of the then outstanding principal amount due under the Note.

The Note is secured by a lien on substantially all of the Company’s assets and properties and is convertible at the option of the Investor into shares of common stock at a fixed conversion price of $1.50 per share. The Company has the right to prepay the Note in full at any time without penalty in which event, the Investor will have the option of converting 25% of the outstanding principal amount of the Note into shares of common stock.

In connection with the closing, the Company issued a five year warrant to the Investor to purchase 2,000,000 shares of common stock at a fixed exercise price of $1.50 per share, paid a $50,000 commitment fee, and issued 266,667 shares of common stock in payment of a $400,000 due diligence fee. The Company also paid banker fees of $193,500 and legal fees of $71,330. The valuation of the warrant of $595,662 was recorded to debt discount and is amortized over the life of the Note. The fees associated with the agreement were allocated to debt issuance costs and additional paid-in capital based on the respective ratio of the valuation of the note and warrant. Amortization of the debt issuance costs and debt discount are included in interest expense on the statement of operations.

Until the second anniversary of the closing, the Investor has the right to purchase up to 20% of the securities the Company issues in any future private placement, subject to certain exceptions for, among other things, strategic investments.

Secured convertible note payable, net of unamortized debt discount and debt issuance costs at September 30, 2019 consisted of:

Principal amount	$3,060,000
Less unamortized debt discount	(856,888)
Less unamortized debt issuance costs	(343,477)
Notes payable, net of unamortized debt discount and debt issuance costs	$1,859,635

12.	LEASES

The Company’s leases office space in New Jersey, Hong Kong and Minnesota with lease termination dates of 2023, 2020, and 2022, respectively. The leases include non-lease components with variable payments. The following tables present the components of lease expense and supplemental balance sheet information related to the operating leases, were:

	3 Months ended September 30,	9 Months ended September 30,
	2019	2019

Lease cost
Operating lease cost	$46,562	$132,524
Short-term lease cost	10,145	41,535
Sublease income	-	-
Total lease cost	$56,707	$174,059

Balance sheet information
Operating ROU assets		$611,883

Operating lease liabilities, current portion		$178,130
Operating lease liabilities, non-current portion		426,879
Total operating lease liabilities		$605,009

Weighted average remaining lease term (in years) – operating leases		3.54
Weighted average discount rate – operating leases		5.50%

Supplemental cash flow information related to leases were as follows, for the nine months ended September 30, 2019:

Cash paid for amounts included in the measurement of operating lease liabilities	$126,804

Maturities of operating lease liabilities were as follows:

2019 (remaining three months)	$52,301
2020	197,724
2021	170,853
2022	160,817
2023	89,226
Total future lease payments	$670,921
Less: imputed interest	(65,912)
Total	$605,009

13.	EARNINGS (LOSS) PER SHARE - COMMON STOCK (“EPS”)

The Company’s basic EPS is calculated using net loss available to common shareholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes and preferred stock.

The reconciliation of the numerators of the basic and diluted EPS calculations was as follows for both of the following three and nine month periods ended September 30, 2019 and 2018:

	Three Months ended September 30,		Nine Months ended September 30,
	2019	2018	2019	2018

Basic and Diluted Numerator:
Net loss	$(1,829,567)	$(1,641,315)	$(5,058,818)	$(5,488,772)
Deemed dividend from trigger of anti-dilution provision feature	-	(1,428,966)	-	(1,428,966
Convertible preferred stock dividends	-	-	-	(198,033)
Net loss available to common stockholders	$(1,829,567)	$(3,070,281)	$(5,058,818)	$(7,115,771)

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months ended September 30,		Nine Months ended September 30,
	2019	2018	2019	2018

Stock options	1,755,556	1,541,558	1,755,556	1,335,056
Warrants	5,780,978	186,806	5,780,978	186,806
Convertible notes	1,912,454	-	1,143,293	-
Total	9,448,988	1,728,364	8,679,827	1,521,862

The following table summarizes the weighted average securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the net losses for the periods:

	Three Months ended September 30,		Nine Months ended September 30,
	2019	2018	2019	2018

Preferred stock	-	-	-	1,902,342
Stock options	-	256	-	11,838
Warrants	-	785,993	-	992,574
Total	-	786,249	-	2,906,754

14.	STOCKHOLDERS’ EQUITY

Preferred Stock

Within the limits and restrictions provided in the Company’s Certificate of Incorporation, the Board of Directors has the authority, without further action by the shareholders, to issue up to 5,000,000 shares of preferred stock, $.0001 par value per share, in one or more series, and to fix, as to any such series, any dividend rate, redemption price, preference on liquidation or dissolution, sinking fund terms, conversion rights, voting rights, and any other preference or special rights and qualifications. As of September 30, 2019, 100,000 shares of preferred stock have been designated as Series A-1 Convertible Preferred Stock ("Series A-1 Stock"), of which 90,000 were issued in 2015 and 0 remain outstanding, and 105,000 shares of preferred stock have been designated as Series B-1 Convertible Preferred Stock ("Series B-1 Stock"), of which 105,000 were issued in 2015 and 0 remain outstanding.

Series A-1 Convertible Preferred Stock

On October 22 and 29, 2015, the Company issued 84,500 shares of Series A-1 Stock at a purchase price of $100.00 per share, for aggregate gross proceeds of $8,450,000. On November 11, 2015, 5,500 additional shares of Series A-1 Stock were issued at a purchase price of $100.00 per share, for gross cash proceeds of $550,000.

Between September 22, 2017 and May 31, 2018, the holder of the Series A-1 Stock converted all shares of Series A-1 Stock into an aggregate of 2,500,000 shares of common stock and purchased an aggregate of 248,893 shares of common stock in consideration of the conversion of $896,015 of accrued dividends payable on the Series A-1 Stock.

As a result of the forgoing conversions, as of September 30, 2019 there are no longer any issued and outstanding shares of Series A-1 Stock.

Overall balances and conversion of Series A-1 Stock and accrued dividends into common stock has been as follows:

	Series A-1	Accrued Dividends

Balance – January 1, 2017	90,000	$270,000
Accrual of dividends – Q1 2017	-	135,000
Accrual of dividends – Q2 2017	-	135,000
Accrual of dividends – Q3 2017	-	135,000
Conversion into common stock – September 2017	-	(540,000)
Conversion into common stock – October 2017	(27,404)	-
Accrual of dividends – Q4 2017	-	101,658
Balance – December 31, 2017	62,596	$236,658
Accrual of dividends – Q1 2018	-	93,894
Conversion into common stock – April 2018	(39,088)	(330,552)
Accrual of dividends – Q2 2018 (until final conversion)	-	25,463
Conversion into common stock – May 2018	(23,508)	(25,463)
Balance – December 31, 2018	-	$-

Series B-1 Convertible Preferred Stock

On November 11, 2015, the Company issued 105,000 shares of Series B-1 Stock at a purchase price of $100.00 per share, for gross proceeds of $10,500,000.

Between March 23, 2018 and May 23, 2018, holders of shares of Series B-1 Stock converted all shares of Series B-1 Stock into an aggregate of 2,916,668 shares of common stock and purchased an aggregate of 131,229 shares of common stock in consideration of the conversion of $472,426 of accrued dividends payable on the Series B-1 Stock.

As a result of the forgoing conversions, as of September 30, 2019 there are no longer any issued and outstanding shares of Series B-1 Stock.

Overall balances and conversion of Series B-1 Stock and accrued dividends into common stock has been as follows:

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

On May 14, 2019, the Company issued 4,235 shares of common stock to its directors in payment of board and board committee fees, valued at $5,505.

On August 8 and 14, 2019, the Company issued 6,111 shares of common stock to its directors in payment of board and board committee fees valued at $6,501.

See Note 11 for common stock issued as commitment fees for notes payable in for the three and nine months ending September 30, 2019.

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

On August 24, 2018 the Company issued Common Stock and Warrants to investors at a purchase price of $1.50 per unit which triggered the anti-dilution protection provision under this Securities Purchase Agreement. As a result, the total number of outstanding and fully vested warrants was increased from 996,877 to 2,392,502, and the exercise price was reduced from $3.60 to $1.50 per share. The Company recognized a non-cash deemed dividend of $1,288,139 in 2018 in connection with these adjustments.

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

On August 24, 2018 the Company issued Common Stock and Warrants to the investors at a purchase price of $1.50 per unit which triggered the anti-dilution protection provision under this Securities Purchase Agreement. As a result, the total number of outstanding and fully vested warrants was increased from 69,445 to 166,668, and the exercise price was reduced from $3.60 to $1.50 per share. The Company recognized a non-cash deemed dividend of $140,827 in 2018 in connection with these adjustments.

Issuances of Stock Options

4,000 options were granted during the quarter ended September 30, 2019.  The options have a three year vesting period, seven year term, and exercise price of $1.13.  The fair value of the options at date of issuance was estimated on the date of grant at $3,956 using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate: 1.55%, expected life of options in years: 4.5, expected dividends: 0, volatility of stock price: 83%.

15.	SEGMENT INFORMATION

The Company has determined that its continuing operations are one discrete segment consisting of biometric products. Geographically, North American sales accounted for approximately 79% and 59% of the Company’s total sales for the three months ended September 30, 2019 and 2018, respectively, and were approximately 56% and 56% of the Company’s total sales for the nine months ended September 30, 2019 and 2018, respectively.

16.	FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and due from factor, are carried at, or approximate, fair value because of their short-term nature.

17.	MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

For the three months ended September 30, 2019 and 2018, one customer accounted for 28% and three customers accounted for 56% of revenue, respectively. For the nine months ended September 30, 2019 and 2018, three customers accounted for 50% and two customers accounted for 39% of revenue, respectively.

At September 30, 2019, one customer accounted for 71% of accounts receivable. At December 31, 2018, one customer accounted for 70% of current accounts receivable. One customer accounted for 100% of non-current accounts receivable as of September 30, 2019 and December 31, 2018, the full amount of which has been reserved for.

18.	SUBSEQUENT EVENTS

On November 12, 2019, the Company issued 9,845 shares of common stock to its directors in payment of board fees.

The Company has reviewed all other subsequent events through the date of filing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

In 2019, we continued to invest and grow our relationship with Microsoft including and attending the 2019 Ignite your Business event in November 2019.

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

●

International government use case applications as prospects see us as a global leader in biometric technology based on our agreements with the Israeli Defense Force and the Singapore and Dubai Police departments.

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

In the near-term, we expect to grow our business within government services and highly-regulated industries such as healthcare and financial services industry.  We believe that continued heightened security and privacy requirements in these industries will generate increased demand for security solutions, including biometrics. In addition, we expect that the integration of our technology into Windows 10, will accelerate the demand for our computer network log-on solutions and fingerprint readers. Finally, our entry into the Asian market has further expanded our business by opening new markets along with the new and innovative hardware offerings. We expect our SideSwipe, EcoID and SideTouch finger readers to continue to drive incremental revenue and growth.

We have expanded our business into the cloud and mobile computing industries. The emergence of cloud computing and mobile computing are primary drivers of commercial and consumer adoption of advanced authentication applications, including biometric and BIO-key authentication capabilities.  As the value of assets, services and transactions increases on such networks, we expect that security and user authentication demand should rise proportionately. Our integration partners include major web and network technology providers, who we believe will deliver our cloud-applicable solutions to interested service-providers. These service-providers could include, but are not limited to, financial institutions, web-service providers, consumer payment service providers, credit reporting services, consumer data service providers, healthcare providers and others. Additionally, our integration partners include major technology component providers and OEM manufacturers, who we believe will deliver our device-applicable solutions to interested hardware manufacturers. Such manufacturers could include cellular handset and smartphone manufacturers, tablet manufacturers, laptop and PC manufacturers, among other hardware manufacturers. Our recently introduced SAML and Open ID solutions will create new opportunities for us going forward.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2019 AS COMPARED TO SEPTEMBER 30, 2018

Consolidated Results of Operations - Percent Trend

	% of Total Revenues for the Three Months Ended September 30,
	2019	2018
Revenues
Services	52%	31%
License fees	22%	28%
Hardware	26%	41%
Total revenues	100%	100%
Costs and other expenses
Cost of services	15%	13%
Cost of license fees	82%	102%
Cost of hardware	16%	12%
Total costs and other expenses	112%	127%
Gross Profit	-12%	-27%

Operating expenses
Selling, general and administrative	202%	142%
Research, development and engineering	66%	53%
Total operating expenses	268%	195%
Operating loss	-281%	-222%

Other income (expense)
Total other income (expense)	-123%	-%
Net loss	-404%	-222%

Revenues and cost of goods sold

	Three months ended September 30,
	2019	2018	$ Change	% Change

Revenues
Service	$237,372	$225,739	$11,633	5%
License	98,272	210,651	(112,379)	-53%
Hardware	117,070	303,360	(186,290)	-61%
Total Revenue	$452,714	$739,750	$(287,036)	-39%

Cost of goods sold
Service	$65,683	$97,965	$(32,282)	-33%
License	369,604	757,288	(387,684)	-51%
Hardware	73,366	85,079	(11,713)	-14%
Total COGS	$508,653	$940,332	$(431,679)	-46%

Revenues

For the three months ended September 30, 2019 and 2018, service revenues included approximately $224,000 and $220,000, respectively, of recurring maintenance and support revenue, and approximately $13,000 and $6,000 respectively, of non-recurring custom services revenue.  Recurring service revenue increased 2% in 2019 as we expanded our customer license base, and renewed existing maintenance agreements with our legacy customers. Non-recurring custom services increased 117% for custom services due to increased customers paying for installations.

For the three months ended September 30, 2019, license revenue decreased 53% from the corresponding period in 2018 due to the absence of large orders, while we increased the diversity and number of customers by executing additional smaller orders.

For the three months ended September 30, 2019, hardware sales decreased by approximately $186,000 (61%), as a result of smaller new customer deployments and a decreased volume of lock orders.

Costs of goods sold

For the three months ended September 30, 2019, cost of service decreased 33%, due to reduced support required for existing custom services revenue.

License costs for the three months ended September 30, 2019 decreased approximately 51%, and were directly associated with the amortization of the software rights, in addition to lower revenue.

Hardware costs for the three months ended September 30, 2019 decreased approximately 14%. The decrease was associated with the reduced hardware sales and hardware mix.

Selling, general and administrative

	Three months ended September 30,
	2019	2018	$ Change	% Change

Selling, general and administrative	$915,066	$1,049,270	$(134,204)	-13%

Selling, general and administrative costs for the three months ended September 30, 2019 decreased 13% from the corresponding period in 2018. The net decrease included decreases in non-cash compensation, and reduced marketing and administrative payroll in 2019, offset by increases in sales payroll and legal fees incurred in connection with financing transactions.

Research, development and engineering

	Three months ended September 30,
	2019	2018	$ Change	% Change

Research, development and engineering	$300,131	$391,507	$(91,376)	-23%

For the three months ended September 30, 2019, research, development and engineering costs decreased approximately $91,000 (23%) as compared to the corresponding period in 2018, as a result of decreases in contracting services, non-cash compensation, and personnel and related costs, offset by increased recruiting expenses.

Other income (expense)

	Three months ended September 30,
	2019	2018	$ Change	% Change

Interest income	19	44	(25)	-57%
Interest expense	(558,449)	-	(558,449)	n/a
Total other income (expense)	$(558,430)	$44	$(558,474)

Interest expense for the 2019 period related to the amortization of the debt discount and debt issuance costs incurred as a result of the convertible debt financings.

The total includes the write-off of unamortized discount and debt issuance costs related to the April 2019 and June 2019 notes repaid prior to maturity.

NINE MONTHS ENDED SEPTEMBER 30, 2019 AS COMPARED TO SEPTEMBER 30, 2018

Consolidated Results of Operations - Percent Trend

	% of Total Revenues for the Nine Months Ended September 30,
	2019	2018
Revenues
Services	41%	33%
License fees	14%	20%
Hardware	45%	47%
Total revenues	100%	100%
Costs and other expenses
Cost of services	12%	16%
Cost of license fees	65%	99%
Cost of hardware	26%	20%
Total costs and other expenses	103%	135%
Gross Profit	-3%	-35%

Operating expenses
Selling, general and administrative	193%	154%
Research, development and engineering	56%	46%
Total operating expenses	250%	200%
Operating loss	-253%	-235%

Other income (expense)
Total other income (expense)	-39%	-%
Net loss	-292%	-235%

Revenues and costs of goods sold

	Nine months ended September 30,
	2019	2018	$ Change	% Change
Revenues
Service	$710,975	$777,309	$(66,334)	-9%
License	241,780	467,621	(225,841)	-48%
Hardware	779,965	1,084,416	(304,451)	-28%
Total Revenue	$1,732,720	$2,329,346	$(596,626)	-26%

Cost of goods sold
Service	$214,933	$373,538	$(158,605)	-42%
License	1,119,147	2,297,390	(1,178,243)	-51%
Hardware	458,049	478,652	(20,603)	-4%
Total COGS	$1,792,129	$3,149,580	$(1,357,451)	-43%

Revenues

For the nine months ended September 30, 2019 and 2018, service revenues included approximately $692,000 and $661,000, respectively, of recurring maintenance and support revenue, and approximately $19,000 and $116,000, respectively, of non-recurring custom services revenue.  Recurring service revenue increased 5% from 2018 as we continued to bundle maintenance agreements to our expanding customer license base, and renewed existing maintenance agreements with our legacy customers. Non-recurring custom services decreased 84% for custom services due to fewer customized software requests.

For the nine months ended September 30, 2019 and 2018, license revenue decreased 48% due to less large orders, while we increased the diversity and number of customers by executing additional smaller orders.

For the nine months ended September 30, 2019 and 2018, hardware sales decreased by approximately $304,000 (428%), as a result of a decreased volume of lock orders.

Costs of goods sold

For the nine months ended September 30, 2019, cost of service decreased approximately 42%, due to reduced support required for existing custom services revenue.

License costs for the nine months ended September 30, 2019 decreased approximately 51% and were directly associated with the amortization of the software rights, in addition to lower revenue.

Hardware costs for the nine months ended September 30, 2019 decreased approximately 4%. The decrease was associated with the reduced hardware sales and hardware mix.

Selling, general and administrative

	Nine months ended September 30,
	2019	2018	$ Change	% Change

Selling, general and administrative	$3,350,770	$3,587,308	$(236,538)	-7%

Selling, general and administrative costs for the nine months ended September 30, 2019 decreased 7% from the corresponding period in 2018. The net decreases included decreases in, legal fees, non-cash compensation, and reduced marketing and administrative payroll in 2019, offset by increased sales payroll, and sales professional services.

Research, development and engineering

	Nine months ended September 30,
	2019	2018	$ Change	% Change

Research, development and engineering	$975,466	$1,081,294	$(105,828)	-10%

For the nine months ended September 30, 2019, research, development and engineering costs decreased approximately $106,000 (10%) as compared to the corresponding period in 2018, as a result of decreased contracting services, non-cash compensation, and personnel and related costs, offset by increased recruiting expenses.

Other income (expense)

	Nine months ended September 30,
	2019	2018	$ Change	% Change

Interest income	143	64	79	123%
Interest expense	(673,316)	-	(673,316)	n/a
Total other income (expense)	$(673,173)	$64	$(673,237)

Interest expense for the 2019 period related to the amortization of the debt discount and debt issuance costs incurred as a result of the convertible debt financings.

The total includes the write-off of unamortized discount and debt issuance costs related to the April 2019 and June 2019 notes repaid prior to maturity.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash used for operations during the nine months ended September 30, 2019 was approximately $1,879,000. The cash used in operating activities was primarily attributable to the following items:

●

Net positive cash flows related to adjustments for non-cash expenses for depreciation, amortization, share-based compensation, and issuance of common stock to our non-employee directors of approximately $2,410,000 and decrease in accounts receivable of approximately $801,000.

●	Net negative cash flows related to prepayments, accruals, and contract costs of approximately $153,000 and our net loss for the nine months.

Approximately $543,000 was used for investing activities during the nine months ended September 30, 2019 related to the purchase of a non-marketable bond investment for approximately $513,000 and capital expenditures of $29,000.

Approximately $2,177,000 was provided by financing activities during the nine months ended September 30, 2019 from the issuance and repayment of debt and warrants issuance, less fees.

At September 30, 2019, we had net working capital of approximately $459,000 as compared to net working capital of approximately $3,000,000 at December 31, 2018.

Liquidity and Capital Resources

Since our inception, our capital needs have been principally met through proceeds from the sale of equity and debt securities.  We expect capital expenditures to be less than $100,000 during the next twelve months.

The following sets forth our primary sources of capital during the previous two years:

We entered into an accounts receivable factoring arrangement with a financial institution (the “Factor”) which has since been extended through October 31, 2020. Pursuant to the terms of the arrangement, from time to time, we sell to the Factor a minimum of $150,000 of certain of our accounts receivable balances per quarter on a non-recourse basis for credit approved accounts. The Factor remits 35% of the foreign and 75% of the domestic accounts receivable balance to us (the “Advance Amount”), with the remaining balance, less fees, forwarded to us once the Factor collects the full accounts receivable balance from the customer. In addition, from time to time, we receive over advances from the Factor. Factoring fees range from 2.75% to 15% of the face value of the invoice factored, and is determined by the number of days required for collection of the invoice. We expect to continue to use this factoring arrangement periodically to assist with our general working capital requirements due to contractual requirements.

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

On August 24, 2018, we completed a public offering of units consisting of 1,380,000 shares of common stock and warrants to purchase 1,035,000 shares of common stock for an aggregate gross proceed of $2,070,000, or $1.50 per unit.

On April 4, 2019, we issued a $550,000 secured convertible debenture to an institutional investor with a maturity date of November 15, 2019 which was convertible into common stock at a conversion price of $1.50 per share. The debenture was redeemable at any time by payment of a premium to the principal balance starting at 5% and increasing to 20%.  The debenture was issued at a 7% original issue discount.  On July 10, 2019, this debenture was redeemed and repaid in full in connection with the financing described below.

On June 14, 2019, we issued a $157,000 principal amount convertible note to an institutional investor with a maturity date of November 14, 2019 which was convertible into common stock at a conversion price of $1.50 per share. The note was redeemable at any time by payment of a premium to the principal balance starting at 10% and increasing to 30%.  On July 10, 2019, this note was redeemed and repaid in full in connection with the financing described below.

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

Liquidity outlook

At September 30, 2019, our total cash and cash equivalents were approximately $78,000, as compared to approximately $324,000 at December 31, 2018.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. Excluding repayment of debt, we estimate that we currently require approximately $537,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation. During the first nine months of 2019, we generated approximately $1,732,000 of revenue, which is below our average monthly requirements.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2019. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Report.

EXHIBIT INDEX

Exhibit No.	Description

10.1

Form of Securities Purchase Agreement dated July 10, 2019 by and between the Registrant and Lind Global Macro Fund, LP (incorporated by reference to Exhibit 10,1 to the quarterly report on Form 10-Q, filed with the SEC on August 14, 2019)

10.2

Form of Security Agreement dated July 10, 2019 by and between the Registrant and Lind Global Macro Fund, LP. (incorporated by reference to Exhibit 10,2 to the quarterly report on Form 10-Q, filed with the SEC on August 14, 2019)

10.3

Form of Collateral Sharing Agreement dated July 10, 2019 by and among the Registrant, Lind Global Macro Fund, LP and Versant Funding LLC (incorporated by reference to Exhibit 10,3 to the quarterly report on Form 10-Q, filed with the SEC on August 14, 2019).

10.4

Form of $3,060,00 Senior Secured Convertible Promissory Note dated July 10, 2019 (incorporated by reference to Exhibit 10,4 to the quarterly report on Form 10-Q, filed with the SEC on August 14, 2019).

10.5	Form of Common Stock Purchase Warrant dated July 10, 2019 (incorporated by reference to Exhibit 10,5 to the quarterly report on Form 10-Q, filed with the SEC on August 14, 2019).

31.1	Certificate of CEO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of CFO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350

32.2	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-key International, Inc.

Dated: November 14, 2019	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2019	/s/ Cecilia Welch
Cecilia Welch Chief Financial Officer
(Principal Financial Officer)