Form 10-K
period 2019-12-31
BIO KEY INTERNATIONAL INC
filed 2020-05-14
CIK 1019034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year Ended December 31, 2019

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

(732) 359-1100

Registrant’s telephone number, including area code.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.0001 par value per share	BKYI	Nasdaq Capital Market

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

As of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $8.2 million based upon the closing price for shares of the registrant’s common stock of $1.23 as reported by the Nasdaq Stock Market on that date.

As of May 12, 2020, the registrant had 21,212,297 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain sections of the registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated herein by reference in Part III of this Form 10-K.

PRIVATE SECURITIES LITIGATION REFORM ACT

All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “should,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. Although we believe our plans, intentions, assumptions and expectations reflected in the forward-looking statements are reasonable, we cannot be sure they will be achieved. Additionally, the duration and severity of the current coronavirus COVID-19 pandemic and its effect on our business operations, sales cycles, personnel, and the geographic markets in which we operate, and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature could cause our actual results to be materially different than those expressed in our forward looking statements. We caution that it is very difficult to predict the impact of known factors, it is impossible for us to anticipate all factors that could affect our actual results, and that actual results may differ materially and adversely from the forward-looking statements contained herein due to a number of factors, including but not limited to those factors set forth under the caption “Risk Factors” in Item 1A of this Annual Report and other filings with the Securities and Exchange Commission. These factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, may be significant, presently or in the future. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

We have developed what we believe is the most discriminating and effective commercially available finger-based biometric technology. Our primary market focus includes enterprise security, mobile payments and credentialing, healthcare records, and data security, among other things. Our secondary focus includes government markets, large scale identity projects such as voter’s registration, driver’s license, national ID programs, and SIM card registration.

 We market and sell through distributors and directly to end users via Amazon, our SideSwipe®, EcoID® and SideTouch® finger readers which can be used on any laptop, tablet or other device which contains a USB port.

We continue to develop advancements in our capabilities, as well as explore potential strategic relationships, including business combinations and acquisitions, which could help us leverage our capability to deliver our solutions. To drive revenue we rely upon our inside and outside sales teams, and continue to develop relationships with distributors, resellers, integrators, value added resellers (“VAR’s”), and technology partners. We’re building a growing network of partners with substantial experience in selling technology solutions to government and corporate customers in their respective markets.

In 2020,  we announced that we had secured two of the largest contracts in the Company’s history, with our partner Technology Transfer Institute (“TTI”). The contracts, valued at a combined $75M, are for large-scale identification projects in Africa and Nigeria. These historic opportunities are expected to showcase the Company’s ability to support large scale projects utilizing our core biometric authentication software engine, WEB-key®.

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, and, in the following weeks, many U.S. states and localities issued lockdown orders impacting our operations. Since then, the COVID-19 situation within the U.S. has rapidly escalated.  The recent COVID-19 outbreak has caused us to migrate to a remote business model for our sales, marketing, administrative and executive teams.  Research and development and production are adjusting to the new landscape to maintain production as best as possible considering the conditions and regulations. We continue to monitor the situation closely and it is possible that we will implement further measures. Since we qualify as an essential business in New Jersey because we serve the healthcare industry, we have been able to access inventory to fulfill orders and ship products as required.  The pandemic has extended sales cycles and delayed deployments in most markets in which we operate, particularly in Africa which remains subject to shut-down and shelter at home orders.  We continue to conduct business daily and are  actively closing transactions throughout the current climate, with no changes to personnel.

Overview

BIO-key is a leader in finger-based biometric identification and personal identity verification, as well as authentication-transaction security. Stand-alone, or in partnerships with OEMs, integrators, and solution providers, we provide biometric security solutions to private and public sector customers. We help customers reduce risk by providing the ability to control access to online assets. Our solutions positively identify individuals before granting access to corporate resources, subscribed services, cloud services and other applications.

We also develop and distribute hardware components that are used in conjunction with our software and sell third-party hardware components with our software in various configurations required by our customers. Our products are interoperable with all major fingerprint reader and hardware manufacturers, enabling application developers, VAR’s, and channel partners to integrate our fingerprint biometrics into their applications, while dramatically reducing maintenance, upgrade and life-cycle costs. Our core technology supports interoperability on over 40 different commercially available fingerprint readers and is interoperable across Windows, Linux, and the Android mobile operating systems. This interoperability is unique in the industry, is a key differentiator for our products in the biometric market and, in our opinion, makes our technology more viable than competing technologies and expands the size of the overall market for our products.

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

Late 2018, Lockheed Martin, a global government contractor, purchased SidePass and EcoID to secure employee access to the device and to leverage the biometric authentication capabilities of Windows Hello – Windows Hello for Business.

Along with organizations that sought out our solutions to address compliance requirements for multifactor authentication, emerged a new area of opportunity as state board of election organizations were funded to address key security concerns and biometric sign-in became a preferred solution.

In the second half of 2019, we modified our software licensing program to a software as a service (SaaS) model.  By migrating to a SaaS billing model, we open the door for more organizations to use our technology by lowering the cost of entry.  Although we expect to sacrifice some short-term revenue, the SaaS model is expected to generate more revenue than our former “perpetual billing method” which provided for an upfront payment for all licenses.

We approached CES 2019 as a critical proving ground for our TouchLock line of products. After expanding the product line and marketing the products on Shopify and Amazon, we targeted CES 2019 as a crossroad to either continue to market TouchLock, or to discontinue the products to focus on the core business. Upon returning from the event, our the executive team and our Board of Directors decided to exit the US consumer lock business.

In 2019, we entered into a sales incentive agreement with TTI to pursue market opportunities in the continent of Africa and  compete for large-scale ID products in Africa and the surrounding region.  The World Bank announced that it has dedicated $443M in funds to support government ID, voter ID, SIM Card registration programs throughout Africa and the surrounding countries. TTI has already secured $75M in contracts as of April, 2020.  The COVID-19 pandemic has delayed  the timing of the rollout of the programs.  We are continuing to  monitor the effects of the pandemic and expect that we may experience further delays.

In 2019, we won two significant international government law enforcement projects, one in Dubai and one in Singapore. Both organizations are using ID Director for Windows along with BIO-key fingerprint scanners to secure internal access to files and applications.

With the upcoming election, and security being a concern, during 2019 we emerged as the preferred biometric authentication solution for certain election offices in the Southeastern United states.  Within the past twelve (12) months, we have completed projects with eight (8) county election offices to secure internal access to the voter registration databases and additional state and county offices are evaluating our solutions. We anticipate the trend may continue to grow both in number of offices supported and in geographic coverage.

Banking remains a primary focus as we added several banks and credit unions to our financial services footprint.  During the first quarter of 2019, we published and distributed a case study highlighting First National Bank of Long Island.  Banks are finding ID Director for Windows and BIO-key scanners offer secure cost-effective multifactor authentication, protecting internal access to customer data.

The U.S. Senate became a BIO-key customer when they ordered our fingerprint scanners to secure access to laptops, computers, and tablets. Several offices within the White House have deployed our scanners as a way to secure the device and protect critical files and applications.

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

We also offer a full line of easy to use finger scanners for both enterprise and consumer markets. Our SideSwipe, SideTouch and EcoID scanners are plug and play compatible with Microsoft Windows and our Q-180 Touch reader is a Micro USB compatible fingerprint reader for Android devices. The readers are currently sold in the Microsoft stores, as well as through their on-line channel, on Amazon, and through our website.

In 2015, Microsoft announced native support for biometrics in the Windows 8.1 and Windows 10 Operating platforms as well as Office 2016. With Microsoft Hello, any user can replace their PIN or password to access their device without any special software downloads by using our finger scanners, SideSwipe, SideTouch and EcoID, which are plug and play (PnP) compatible with the Microsoft platforms. We have been the preferred partner, in particular at the Microsoft “Ignite your Business” Windows 10 and Office 2016 launch events.

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

WEB-key® makes cloud-based biometric user-authentication viable and eliminates technology constraints on online service providers, who are otherwise dependent on handset provider hardware and software platform decisions. It extends all features and functionalities of the VST algorithm to customers looking to add an enhanced level of security to their thin client and client/server applications. Both Windows and Linux operating systems currently support WEB-key®. Clients are available on Windows and Android operating systems.

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

Licensed Technology

In the fourth quarter of 2015, we entered into a license agreement with affiliates of CGG. The license agreement provides for the grant to our subsidiary, BIO-key Hong Kong Limited (“BIO-key Hong Kong”), of a perpetual, irrevocable, exclusive, worldwide, fully-paid license to all software and documentation regarding the software code, toolkit, electronic libraries and related technology currently known as or offered under the FingerQ name, together with perpetual license under all related patents held by the licensors and any other intellectual property rights owned by the licensors related to the forgoing software.  This portfolio includes 16 patents focused on, among other things, mobile payment systems and mobile payment methods based on biometric authentication as well finger print authentication systems and a finger print authentication method based on near field communication (“NFC”). The license agreement grants us the exclusive right to reproduce, create derivative works and distribute copies of the FingerQ software and documentation, create new FingerQ related products, and grant sublicenses of the licensed technology to end users. In addition, in the event the licensors make any derivatives or improvement in the FingerQ software or make any product or service that may compete with or which includes functionality similar to the FingerQ technology, they are required to license such derivative, improvement, product or service to us on the terms set forth in the license agreement at no additional charge. The license arrangement also allows us to create new, innovative solutions to address the growing demand for secure mobile transactions.  However, since we have not been able to generate the expected revenue from this agreement, we have written off the balance of the FingerQ resalable software license rights.

Trademarks

We have registered our trademarks “BIO-key”, “True User Identification”, “Intelligent Image Indexing”, “WEB-key”, “SideSwipe, “EcoID” and “The Biometric of Things” (application pending) with the U.S. Patent & Trademark Office, as well as many foreign countries, protecting our companies name and key technology offering names.

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

We believe there is potential for significant market growth in the following key areas:

●	Corporate network access control, corporate campuses, computer networks, and applications.

●	Large scale identification projects, especially in Africa and the surrounding regions.

●	Government funded initiatives, including with the state board of elections.

●

International law enforcement use case applications as prospects see us as a global leader in the biometric technology space as witnessed by our agreement with the Israeli Defense Force, and the Singapore and Dubai Police departments.

●	Consumer mobile credentialing, including mobile payments, credit and payment card programs, data and application access, and commercial loyalty programs.

●	Demand for BIO-key hardware products from Windows 10 users and Fortune 500 companies.

●	Government services and highly regulated industries including, Medicare, Medicaid, Social Security, Drivers Licenses, Campus and School ID, Passports/Visas.

●	Continued growth in the Asia Pacific region.

●	New remote authentication challenges – which our solutions are ideally suited to address.

●	New opportunity to market our remote security solutions, spurred on because of the COVID-19 outbreak.

Business Model

Our business model for 2020 and beyond is focused on the following key areas:

Market Drivers

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

OEM Customers

We will continue to prioritize securing agreements with OEM customers. The history of success supporting NCR, Omnicell, and LexisNexis provides an established footprint that we intend to build upon. As OEM customers embed our solutions within their products, the customer benefits from the enhanced security and workflow. OEM customers ordering patterns are more predictable and OEM customers generally require lower service and support resourcing. In 2019, we continued to meet with potential partners, constantly seeking that ideal synergistic partner relationship.

Highly Regulated Industries

Government ID projects and Healthcare organizations, including hospitals, clinics, and small private practices present a strong opportunity for BIO-key. In healthcare, we anticipate that patient identification will emerge as a highly regulated requirement for all healthcare organizations and we are developing our software to accommodate this need. Additionally, the financial services footprint of banking and credit union customers has grown substantially.

Partner Model

In 2019, we took major steps to upgrade our partner program. We hired dedicated resources and announced the launch of a new incentive laden Channel Alliance Partner program (CAP). The new CAP program provides VAR’s, Integrators, and Resellers with pricing and promotional incentives. The result to date has been the addition of 20+ new partners and we are  committed to growing this program aggressively in 2020.

Microsoft Partnership

We remain a Microsoft Partner and our line of compact fingerprint scanners have been tested and qualified by Microsoft to support Windows Hello and Windows Hello for Business. We continue to attend Microsoft’s premier IT event, Ignite your Business, which has become a source for generating leads.

Hardware

Hardware products generated 40% of the Company’s revenue in 2019. EcoID has emerged as our most popular scanner for enterprise deployments. For customers that require the highest level of security, PIV-Pro is a FIPS complaint fingerprint scanner, suitable for highly regulated industries and organizations that want a best-in-class solution.

Research and Development

Our biometric platform is mature, stable, and widely-deployed and we concentrate our research and development efforts on enhancing the functionality, reliability and integration of our current products as well as developing new and innovative products and solutions for providing broader access to the BIO-key user experience, such as ID Director for Windows and ID Director for SAML. Although we believe that our identification technology is one of the most advanced and discriminating fingerprint technologies available today, the markets in which we compete are characterized by rapid technological change and evolving standards. In order to maintain our position in the market, we will need to continue to upgrade and refine our existing technologies as new standards become relevant to our customers and markets.

We have also licensed mobile platform software from CGG which we have integrated with our core WEB-key offerings and introduced to the Asian markets in 2016. During the years ended December 31, 2019 and 2018, we spent $1,331,667 and $1,415,401, respectively, on research and development.

Moving forward, much of our R&D focus will remain on updating and advancing our core software products including WEB-key and VST. These products are critical to support the anticipated growth in large-scale ID projects.

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

We have also seen “keys” disrupt the market, led by Yubico’s YubiKey a USB key that stores and protects the user’s passwords. Keys do not offer the security benefits of biometric technology as they can be easily lost or stolen and replacement costs / managing the product becomes a growing expense.

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

Employees, Contractors, and Consultants

As of May 11, 2020, we employed fifteen individuals on a full-time basis as follows: (i) six in engineering, customer support, research and development; (ii) three in finance and administration; and (iii) six in sales and marketing. We also use the services of three consultants (part-time) who provide engineering and technical services. Additionally, our Hong Kong subsidiary employs two individuals on a full-time basis as follows: (i) one in research and development, and (ii) one in finance and administration. We also use the services of two factory contractors (full-time) in China.

ITEM 1A. RISK FACTORS

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements appearing just before the section captioned “Business” in Item 1. above.

Business and Financial Risks

Based on our lack of sufficient revenue since inception and recurring losses from operations, our independent registered public accounting firm has included an explanatory paragraph in their opinion as to the substantial doubt about our ability to continue as a going concern.

Due to, among other factors, our history of losses and limited revenue, our independent registered public accounting firm has included an explanatory paragraph in their opinion for the year ended December 31, 2019 as to the substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

Since our formation, we have historically not generated significant revenue and have sustained substantial operating losses.

As of December 31, 2019, we had an accumulated deficit of approximately $90 million. In order to increase revenue, we have developed a direct sales force and anticipate the need to retain additional sales, marketing and technical support personnel and may need to incur substantial expenses. We cannot assure you that we will be able to secure these necessary resources, that a significant market for our technologies will develop, or that we will be able to achieve our targeted revenue. If we are unable to achieve revenue or raise capital sufficient to cover our ongoing operating expenses, we will be required to scale back operations, including marketing and research initiatives, or in the extreme case, discontinue operations.

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

We market our technology through licensing arrangements with:

●	Original equipment manufacturers (OEMs), system integrators and application developers which develop and market products and applications which can then be sold to end users; and

●	Companies which distribute goods, services or software applications over the Internet.

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

We introduced our products in Asian markets in 2016 and expect material revenues from Africa beginning in 2020. Our financial performance will be subject to risks associated with changes in the value of the U.S. dollar versus local currencies.

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

Although we have made significant sales of our products throughout Asia and Africa, we have not been able to consistently enforce our contract rights and collect all receivables which has resulted in material write-offs.

In June 2015, we made a license sale in Africa for approximately $2.1 million, of which approximately $1.7 million remains unpaid. In December 2018, we made a license sale in Asia for approximately $1.1 million, of which approximately $0.5 million remains unpaid.  These amounts have been written off in full which has negatively impacted our financial position and results of operation.

Our ability to enforce our international contracts is contingent on our relationships with foreign resellers, and their financial viability. Although we are making efforts to better enforce our contract rights, there can be no assurance that we will be able to fully collect all receivables originating in Asia and Africa or that will not have to write-off future receivable which may be material in amount.   Any such write-offs will negatively impact our financial position and results of operation.

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

We have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We currently require approximately $525,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation. During 2019, we generated approximately $2,268,000 of revenue, which is below our average monthly requirements. If we are unable to generate sufficient revenue to cover operating expenses and fund our business plan, we will need to obtain additional third-party financing to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. We may, therefore, need to obtain additional financing through the issuance of debt or equity securities. We cannot assure you that we will be able to secure any such additional financing on terms acceptable to us or at all. If we cannot obtain such financing, we will not be able to execute our business plan, will be required to reduce operating expenses, and in the extreme case, discontinue operations.

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

The recent outbreak of COVID-19 has and may continue to have a  negative impact on our business, sales, results of operations and financial condition.

The global outbreak of COVID-19 has led to severe disruptions in general economic activities, particularly retail operations and travel, as businesses and federal, state, and local governments take increasingly broad actions to mitigate this public health crisis. Individually and collectively, the consequences of the COVID-19 outbreak could have a material adverse effect on our business, sales, results of operations and financial condition.  Although our employees have been accustomed to working remotely prior to the COVID-19 pandemic, the uncertainty has extended sales cycles, extended payment terms, impacted access to inventory overseas, and delayed the start of planned deployments, particularly in the continent of Africa which remains subject to shut-down and shelter at home orders.

Additionally, our liquidity could be negatively impacted if these conditions continue for a significant period of time and we may be required to pursue additional sources of financing to obtain working capital, maintain appropriate inventory levels, and meet our financial obligations. Currently capital and credit markets have been disrupted by the crisis and our ability to obtain any required financing is not guaranteed and largely dependent upon evolving market conditions and other factors. Depending on the continued impact of the crisis, further actions may be required.

The extent to which the COVID-19 outbreak ultimately impacts our business, sales, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

We have taken measures to minimize the health risks of COVID-19 to our employees, as their safety and well-being are a top priority. Despite these efforts, there is a risk that one or more of our employees, including members of senior management, could contract COVID-19. Our U.S. employees are working remotely when possible, and we may experience reduced productivity due to the remote work environment. The extent to which COVID-19 impacts our business, sales and results of operations will depend on future developments, which are highly uncertain and cannot be predicted.

War, terrorism, other acts of violence or natural or manmade disasters such as a global pandemic may affect the markets in which the Company operates, the Company’s customers, the Company’s delivery of products and customer service, and could have a material adverse impact on our business, results of operations, or financial condition.

Our business may be adversely affected by instability, disruption or destruction in a geographic region in which we operate, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or manmade disasters, including famine, food, fire, earthquake, storm or pandemic events and spread of COVID-19, described above.

Such events may cause customers to suspend their decisions on using our products and services, make it difficult or impossible to access some of our inventory, and give rise to sudden significant changes in regional and global economic conditions and cycles that could interfere with purchases of goods or services. These events also pose significant risks to the our personnel and to physical facilities which could materially adversely affect our financial results.

Our business could be negatively impacted by security threats, including cybersecurity threats, ransomware, and other disruptions.

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

Cybersecurity attacks in particular are evolving and include but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Although we have implemented systems and procedures that are designed to protect customer, employee, vendor and Company information, prevent data loss and other security breaches, and otherwise identify, assess, and analyze cybersecurity risks, these measures may not be effective. Development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures increase and become more sophisticated. We face an evolving threat landscape in which cybercriminals, among others, employ a complex array of techniques designed to access personal data and other information, including, for example, the use of fraudulent or stolen access credentials, malware, ransomware, phishing, denial of service and other types of attacks. While, to the best of our knowledge, we have not experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a security breach or cyber attack that could materially increase financial risk to the Company or our customers, such a security breach or cyber attack could adversely affect our business and operations, including by damaging our reputation and our relationships with our customers, employees and investors, exposing us to litigation, fines, penalties or remediation costs.

Risks Related To Our Common Stock

We have issued a substantial number of securities that are convertible into shares of our common stock which could result in substantial dilution to the ownership interests of our existing shareholders.

As of the date of this report, approximately 9,300,000 shares of our common stock were reserved for issuance upon exercise or conversion of outstanding stock options, warrants, and convertible notes. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders.

The availability of a substantial number of shares of our common stock for public sale may cause the price of our common stock to decline.

Our most recent registration statement, which was declared effective in September 2019, covered the public resale of 2,040,000 shares of our common stock underlying a convertible note and 2,000,000 shares underlying warrants which we issued in a July 2019 private offering. In the first quarter of 2020, we amended the convertible note to reduce the conversion price to $0.65 per share which increased the number of shares issuable upon conversion of the note. As of the date of this report, approximately 5,000,000 shares have been converted under the note  In addition, on May 6, 2020, we issued a convertible note and warrants convertible and exercisable, respectively, into approximately 3,900,000 shares of common stock.  We have agreed to register the public resale of these shares which represent approximately 19% of our outstanding shares. The availability of these shares for sale to the public, whether or not sales have occurred or are occurring, and the sale of such shares in the public markets could have an adverse effect on the market price of our common stock. Such an adverse effect on the market price would make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

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

In September 2019, we received a letter from the Nasdaq stating that our share price had not satisfied the continued listing requirement to maintain a minimum bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). We were not able to regain compliance during the 180-day period following the letter, and have provided a written notice to the Nasdaq stating that it is our intention to regain compliance during the second 180-day period. On April 20, 2020, the Company received notice from the Listing Qualifications Department of The Nasdaq Capital Market that the grace period to regain compliance with the continued listing standard set forth in Rule 5550(a)(2) of the Nasdaq Listing Rules (the “Minimum Bid Price Requirement”) has been extended due to the global market impact caused by COVID-19. More specifically, Nasdaq has stated that the compliance periods for any company previously notified about non-compliance with the Minimum Bid Price Requirement will be suspended effective April 16, 2020, until June 30, 2020. On July 1, 2020, companies will receive the balance of any pending compliance period in effect on April 16, 2020 to come back into compliance with the applicable Minimum Bid Price Requirement. As a result of this extension, we now has until December 4, 2020, to regain compliance with the Minimum Bid Price Requirement.

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

Our share ownership is concentrated which will limit your ability to influence corporate matters.

Our directors, officers and principal stockholders, beneficially own approximately 36% of our common stock and will continue to have significant influence over the outcome of all matters submitted to the stockholders for approval, including the election of our directors and approval of significant corporate transactions. This concentration of ownership will limit your ability to influence corporate matters, and as a result, actions may be taken that you may not view as beneficial.

Provisions of our certificate of incorporation, bylaws and Delaware law may make a contested takeover of our Company more difficult.

Certain provisions of our certificate of incorporation, bylaws and the General Corporation Law of the State of Delaware (“DGCL”) could deter a change in our management or render more difficult an attempt to obtain control of us, even if such a proposal is favored by a majority of our stockholders. For example, we are subject to the provisions of the DGCL that prohibit a public Delaware corporation from engaging in a broad range of business combinations with a person who, together with affiliates and associates, owns 15% or more of the corporation’s outstanding voting shares (an “interested stockholder”) for three years after the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Our certificate of incorporation also includes undesignated preferred stock, which may enable our board of directors to discourage an attempt to obtain control of us by means of a tender offer, proxy contest, merger or otherwise. Finally, our bylaws include an advance notice procedure for stockholders to nominate directors or submit proposals at a stockholders meeting. Delaware law and our charter may, therefore, inhibit a takeover.

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

Holders

As of May 11, 2020, the number of stockholders of record of our common stock was 55.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information concerning our equity compensation plans is incorporated by reference from information contained under the section “Equity Compensation Plans” in our Proxy Statement for the 2020 Annual Meeting of Stockholders.

Unregistered Sales of Equity Securities

There were no unregistered sales of the Company’s equity securities during 2019 that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Rule 10B-18 Transactions

None.

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

OVERVIEW

We develop and market advanced fingerprint biometric identification and identity verification technologies, as well as related identity management and credentialing fingerprint biometric hardware and software solutions. We were pioneers in developing automated, finger identification technology that supplements or compliments other methods of identification and verification, such as personal inspection identification, passwords, tokens, smart cards, ID cards, PKI, credit card, passports, driver’s licenses, OTP or other forms of possession or knowledge-based credentialing.  Advanced BIO-key technology has been and is used to improve both the accuracy and speed of competing finger-based biometrics. Our solutions are used by customers in every sector of our economy including government, financial services, education, manufacturing, retail, and call centers.

We provide the ability to positively identify and authenticate individuals before granting access to valuable corporate resources, web portals or applications in seconds.  Powered by our patented Vector Segment Technology (VST), WEB-key and BSP development kits are fingerprint biometric solutions that provide interoperability with dozens of reader manufacturers, enabling application developers and integrators to integrate fingerprint biometrics into their applications.

Our biometric identification technology improves both the accuracy and speed of screening individuals, for identification purposes or for personal identity verification, by extracting unique data from a fingerprint and comparing it to existing similar fingerprint data. The technology has been built to be scalable and to handle databases containing millions of fingerprints. We achieve the highest levels of discrimination without requiring any other identifying data (multi-factor) such as a user ID, smart cards, or tokens, although our technology can be used in conjunction with such additional factors. Users of our technology have the option of on device or cloud authentication. This flexible authentication option in conjunction with our interoperable capabilities, is another key differentiator of our biometric identification solutions.

Our WEB-key solution is a client server suite that can be integrated into virtually any application, whether web based or desktop application based on Windows. The WEB-key solution is a security solution that protects the biometric data in processing, transmission and storage. WEB-key provides a turn-key solution for biometric as well as multi-factor authentication across an enterprise, government system or any user population.

We also develop and distribute hardware components that are used in conjunction with our software, and sell third-party hardware components with our software in various configurations required by our customers. Our products are interoperable with major fingerprint reader and hardware manufacturers, supporting Windows, Linux, Mac OS X, and Android operating systems enabling application developers, value added resellers, and channel partners to integrate our fingerprint biometrics into their applications, while dramatically reducing maintenance, upgrade and life-cycle costs. This interoperability is unique in the industry, and a key differentiator for our products in the biometric market. In our opinion, these features makes our technology more viable than competing technologies and expands the size of the overall market for our products.

In partnerships with OEMs, VARs, integrators, and solution providers, we market and sell biometric hardware and software solutions to SMBs, the Fortune 500 and government agencies.

We support industry standards, including PIV, FIPS, ANSI, ISO, SAML, and BioAPI among others. We have received National Institute of Standards and Technology (NIST) independent laboratory testing and certification of our ability to support Homeland Security Presidential Directive #12 (HSPD-12) and ANSI/INCITS-378 templates, as well as validation of our fingerprint match speed and accuracy in large database environments.

We have developed what we believe is the most discriminating and effective commercially available finger-based biometric technology. Our primary focus is in marketing and selling this technology to customers seeking to secure access to networks, applications and data on-premises or remotely. Our primary market focus includes, government, financial services, education, healthcare, manufacturing, retail, and call centers.

PRODUCTS

We also offer a full line of easy to use finger scanners for both enterprise and consumer markets. Our SideSwipe, SideTouch and EcoID scanners are plug and play compatible with Microsoft Windows and our Q-180 Touch reader is a Micro USB compatible fingerprint reader for Android devices. The readers are currently sold in the Microsoft stores, as well as through their on-line channel, on Amazon, and through our website.  In 2018, we introduced OmniPass Consumer, a secure biometric-enabled application to manage multiple passwords for online apps, services, or accounts.

In 2015, Microsoft announced native support for biometrics in the Windows 8.1 and Windows 10 Operating platforms as well as Office 2016. With Microsoft Hello, any user can replace their PIN or password to access their device without any special software downloads by using our finger scanners, SideSwipe, SideTouch and EcoID, which are plug and play compatible with the Microsoft platforms. We have been the preferred partner, in particular at the Microsoft “Ignite your Business” Windows 10 and Office 2016 launch events..

Finally, our  ID Director for Windows and  ID Director for SAML  offer biometric authentication to SAML enables apps such as Office 365, GoToMeeting, Zoom, SalesForce, Google G-Suite, and many others.

STRATEGIC OUTLOOK

Historically, our largest market has been access control within highly regulated industries such as government, financial services, and healthcare.  During 2019 we became the go-to biometric authentication provider for board of election offices as eight offices deployed our hardware and software to secure internal access to the voter registration database. We will seek to extend this footprint in 2020 and beyond.

Working with our partner TTI, we expect to begin deploying several large-scale identity and access projects in the second quarter of 2020. We  are in the process of establishing an African subsidiary, to work closely with TTI who was awarded contracts of $45M and $30M. Under the first contract, we will provide biometric authentication to support the infrastructure of a new e-commerce project developed with the expectation to generate more than one million jobs in Nigeria. The second contract provides for  BIO-key hardware and software to  be used by a leading African telecommunications company to secure internal access to customer data. Based on information available today, Africa and the surrounding regions are receiving government funding to expand the use of biometric authentication solutions to help establish trustworthy government programs and reduce fraud.  As described above, the COVID-19 pandemic has and may continue to delay the rollout of these programs.

We plan to have a more significant role in the Identity and Access Management (IAM) market which continues to expand. We plan to offer customers a suite of authentication options that complement our biometric solutions. The more well-rounded offerings of authentication options will allow customers to customize their approach to authentication all under one umbrella.

As devices with onboard fingerprint sensors continue to deploy to consumers, we expect that third-party application developers will demand the ability to authenticate users of their respective applications (apps) with the onboard fingerprint biometric. We further believe that authentication will occur on the device itself for potentially low-value, and therefore low-risk, use-transactions and that user authentication for high-value transactions will migrate to the application provider’s authentication server, typically located within their supporting technology infrastructure, or cloud. We have developed our technology to enable, on-device authentication as well as network or cloud-based authentication and believe we may be the only technology vendor capable of providing this flexibility and capability. Our core technology works on major commercially available fingerprint readers, across Windows and Linux, Mac OS X and Android operating systems. This interoperability, coupled with the ability to authenticate users via the device or cloud, is unique in the industry, provides a key differentiator for us, and in our opinion, makes our technology more viable than competing technologies and expands the size of the overall market for our products.

We believe there is potential for significant market growth in the following key areas:

●	Corporate network access control, corporate campuses, computer networks, and applications.

●	Large scale identification projects, especially in Africa and the surrounding regions.

●	Government funded initiatives, including with the state board of elections.

●

International law enforcement use case applications as prospects see us as a global leader in the biometric technology space as witnessed by our agreement with the Israeli Defense Force, and the Singapore and Dubai Police departments.

●	Consumer mobile credentialing, including mobile payments, credit and payment card programs, data and application access, and commercial loyalty programs.

●	Demand for BIO-key hardware products from Windows 10 users and Fortune 500 companies.

●	Government services and highly regulated industries including, Medicare, Medicaid, Social Security, Drivers Licenses, Campus and School ID, Passports/Visas.

●	Continued growth in the Asia Pacific region.

●	New remote authentication challenges – which our solutions are ideally suited to address.

●	New opportunity to market our remote security solutions, spurred on because of the COVID-19 outbreak.

In the near-term, we expect to grow our business within government services and highly-regulated industries in which we have historically had a strong presence.  We believe that continued heightened security and privacy requirements in these industries will generate increased demand for security solutions, including biometrics. In addition, we expect that the integration of our technology into Windows 10, will accelerate the demand for our computer network log-on solutions and fingerprint readers.

Our two primary sales strategies call for expanded marketing efforts into the IAM market along with a dedicated pursuit of large-scale identification projects across the globe.

We also plan on expanding our new Channel Alliance Program which now has more than twenty participants and started to generate modest initial revenues.

RECENT DEVELOPMENTS

As discussed under “Item 1A. Risk Factors” above, an outbreak of a novel strain of the coronavirus, COVID-19, has been recognized as a pandemic by the World Health Organization. This outbreak has severely restricted the level of economic activity around the world. In response to this coronavirus outbreak the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions,  including imposing restrictions on travel and business operations and requiring individuals to limit or forego their time outside of their homes. Given the uncertainty regarding the spread of this coronavirus, the related financial impact cannot be reasonably estimated at this time.

The complications caused by COVID-19 has forced organizations to quickly adapt to a work from home remote business model. This increases the risk of unauthorized users, phishing attacks, and hackers whom are eager to take advantage of the challenges of securing remote workers. We believe that biometrics should play a key role in remote user authentication.

RESULTS OF OPERATIONS

Consolidated Results of Operations

Two Year % trend

	Years ended December 31,
	2019	2018
Revenues
Services	40%	25%
License fees	20%	43%
Hardware	40%	32%
	100%	100%
Costs and other expenses
Cost of services	12%	11%
Cost of license fees	41%	76%
Cost of hardware	56%	16%
	109%	103%
Gross Profit (Loss)	-9%	-3%

Operating expenses
Selling, general and administrative	222%	132%
Research, development and engineering	58%	35%
Total operating expenses before impairment	280%	167%
Impairment of resalable software license rights	307%	-
Operating loss	-596%	-170%

Other income (expense)
Total other income (expense)	-47%	0%
Net loss	-643%	-170%

Revenues and Costs and other expenses

			2019 - 2018
	2019	2018	$ Chg	% Chg

Revenues
Services	$925,245	$1,012,576	$(87,331)	-9%
License fees	442,649	1,739,897	(1,297,248)	-75%
Hardware	899,634	1,292,069	(392,435)	-30%
Total Revenue	$2,267,528	$4,044,542	$(1,777,014)	-44%

Costs and other expenses
Services	$272,318	$443,210	$(170,892)	-39%
License fees	916,112	3,072,356	(2,156,244)	-70%
Hardware	1,272,815	648,624	624,191	96%
Total Costs and other expenses	$2,461,245	$4,164,190	$(1,702,945)	-41%

Revenues

Revenue decreased $1,777,014 or 44% to $2,267,528 in 2019 as compared to $4,044,542 in 2018 due to the factors stated below.

For the years ended December 31, 2019 and 2018, service revenues included approximately $904,000 and $895,000, respectively, of recurring maintenance and support revenue, and approximately $21,000 and $118,000, respectively, of non-recurring custom services revenue.  Recurring service revenue increased 1% from 2018 to 2019 as we moved from a perpetual license to subscription based licensing. As our customer base continues to grow, we expect the recurring revenue to increase in future periods. Non-recurring custom services decreased 82% in 2019 as a result of a completed special software requirement from an existing customer in the first quarter of 2018.

For the years ended December 31, 2019 and 2018, license revenue decreased 75% to $442,649. The decrease was primarily due to one large international order received in the fourth quarter of 2018 in amount of approximately $1,111,000 without a comparable transaction  in the fourth quarter of 2019.

Hardware sales decreased by approximately $392,000, or 30%, to $899,634 in 2019 as a result of fewer large customer deployments, and primarily reduced lock sales.  Fingerprint reader sales decreased approximately $158,000, or 16%, while the biometric locks decreased approximately $235,000, or 84% from 2018.

Costs of goods sold

For the year ended December 31, 2019, cost of service decreased approximately 39% to $272,318, due to a completed special software requirement from an existing customer in the first quarter of 2018.

License costs for the year ended December 31, 2019 decreased approximately 70% to $916,112. The decrease was attributable primarily to the amortization and actual deployments of the software rights in the approximate amount of $884,000 in 2019 compared to $2,658,000 in 2018.

Hardware costs for the year ended December 31, 2019 increased approximately 96% to $1,272,815. The increase was attributable primarily to the write down of lock inventory and parts as a result of the discontinuance of lock sales in the US, offset by a decrease in factory costs due to reduced lock sales.

Selling, general and administrative

		2019 - 2018
2019	2018	$ Chg	% Chg

$5,036,820	$5,333,906	$(297,086)	-6%

Selling, general and administrative costs for year ended December 31, 2019 were $5,036,820 representing a 6% decrease from over 2018. Decreases in costs included non-cash share-based compensation expenses, decreased bad debt expense, marketing personnel and related costs, and travel. These amounts were offset by increases in factoring fees, legal and accounting fees related to capital raising transactions, and insurance costs.

Research, development and engineering

		2019 - 2018
2019	2018	$ Chg	% Chg

$1,331,667	$1,415,401	$(83,734)	-6%

For the year ended December 31, 2019, research, development and engineering costs were $1,331,667 representing a 6% decrease over 2018, as a result of decreased personnel, non-cash share-based compensation expenses, and costs related to our Hong Kong subsidiary. These amounts were offset by increased recruiting costs.

Impairment

			2019 - 2018
	2019	2018	$ Chg	% Chg
Impairment of resalable software license rights	$(6,957,516)	-	$(6,957,516)	n/a

 Impairment of assets relates to the write-down of the FingerQ resalable software license rights to zero in the fourth quarter of 2019.

Other income (expense)

			2019 - 2018
	2019	2018	$ Chg	% Chg

Interest income	154	80	74	93%
Interest expense	(1,069,134)	-	(1,069,134)	n/a
	$(1,068,980)	$80	$(1,069,060)

Interest expense for the 2019 period related to the interest expense on convertible debt financings and amortization of the debt discount and debt issuance costs incurred as a result of the convertible debt financings.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities overview

Net cash used for operations during the year ended December 31, 2019 was approximately $1,850,000. Items of note included:

●	Net positive cash flows related to accounts receivable, prepayments, inventory, accounts payables, accruals and deferred revenue of approximately $2,222,000.

●	Net positive cash flows related to adjustments for non-cash expenses for impairment, depreciation, amortization, bad debt expense, and share-based compensation of approximately $10,609,000.

●	Negative cash flows related to changes in contract costs and factoring of approximately $105,000, due to working capital management.

Investing activities overview

Approximately $543,000 was used for investing activities during the year ended December 31, 2019 related to the purchase of a non-marketable bond for approximately $513,000 and capital expenditures of $30,000.

Financing activities overview

Approximately $2,149,000 was provided by financing activities during the year ended December 31, 2019 from the issuance and repayment of debt, including convertible notes, less fees.

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

On July 10, 2019, we issued a $3,060,000 principal amount senior secured convertible note (the “Original Note”) to an institutional investor. At closing, $2,550,000 was funded. The Note is secured by a lien on substantially all of our assets and properties and was convertible into shares of our common stock at a fixed conversion price of $1.50 per share.  Pursuant to amendments in the first and second quarter of 2020, we amended the Original Note to increase the principal amount to $3,789,000 as a result of interest and penalties, accelerated the maturity date to June 13,  2020, and reduced the conversion price to $0.65 per share (the “Amended Note”).  As a result of conversions of amounts due under the Amended Note into shares of the Company’s common stock, the current outstanding principal amount of the Amended Note is $539,000.

On January 13, 2020, we issued a $157,000 principal amount convertible note to an institutional investor with a maturity date of June 13, 2020 which was convertible into common stock at a conversion price of $1.50 per share. The note is redeemable at any time by payment of a premium to the principal balance starting at 10% and increasing to 30%.

On February 13, 2020, we issued a $126,000 principal amount convertible note to an institutional investor with a maturity date of July 13, 2020 which was convertible into common stock at a conversion price of $1.15 per share. The note is redeemable at any time by payment of a premium to the principal balance starting at 10% and increasing to 30%.

On April 20, 2020, we entered into a Paycheck Protection Program Term Note (the “SVB Note”) with Silicon Valley Bank (“SVB”) pursuant to the Paycheck Protection Program (the “Program”) of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. We received total proceeds of $340,000 which will be used in accordance with the requirements of the CARES Act. We will apply to SVB for forgiveness of amounts due on the SVB Note to the extent they are used for eligible payroll costs, rent obligations, and covered utility payments incurred during the eight weeks following disbursement under the SVB Note.   Until the six-month anniversary of the date of the SVB Note (the “Deferral Expiration Date”), neither principal nor interest is due and payable. On the Deferral Expiration Date, the outstanding principal of the SVB Note that is not forgiven will convert to an amortizing term loan at an interest rate of 1% per annum requiring equal monthly payments of principal and interest through November 20, 2022.

On May 6, 2020, we issued a $2,415,000 principal amount senior secured convertible note (the “Note”).  The principal amount is due and payable in five equal monthly installments of $268,333 beginning seven months after the funding date with the remaining balance due in on the twelfth month after the date of funding.  The Note is convertible at a fixed convertible price of $1.16.

LIQUIDITY OUTLOOK

At December 31, 2019, our total cash and cash equivalents were approximately $79,000, as compared to approximately $324,000 at December 31, 2018.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We currently require approximately $525,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation.  During 2019, we generated approximately $2,268,000 of revenue, which is below our average monthly requirements.

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

CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates under different assumptions or conditions. With the exception of the adoption of ASC 842 for Leases and ASC 606 for Revenue Recognition, there have been no material changes to these estimates for the periods presented in this Annual Report on Form 10-K.

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

2. Impairment or Disposal of Long Lived Assets, including Intangible Assets

We review our long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. In assessing recoverability, we must make assumptions regarding estimated future cash flows and discount factors. If these estimates or related assumptions change in the future, we may be required to record impairment charges. Intangible assets with determinable lives are amortized over their estimated useful lives, based upon the pattern in which the expected benefits will be realized, or on a straight-line basis, whichever is greater. We recorded an impairment charge for the 2019 year with respect to the FingerQ Resalable License Rights. Refer Note G – Resalable License Rights for additional information.

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

See financial statements appearing at pages 27-53 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. – OTHER INFORMATION

None.

PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth under “Proposal No. 1: Election of Directors” in the 2020 Proxy Statement and incorporated herein by reference.

ITEM 11. – EXECUTIVE COMPENSATION

The information required by this item will be set forth under “Executive and Director Compensation” in the 2020 Proxy Statement and incorporated herein by reference.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K regarding security ownership of certain beneficial owners and management will be set forth under “Stock Ownership” in the 2020 Proxy Statement and incorporated herein by reference.

The Equity Compensation Plan Information table required pursuant to Item 201(d) of Regulation S-K will be set forth in the 2020 Proxy Statement and incorporated herein by reference.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth under “Transactions with Related Persons” and “Director Independence” in the 2020 Proxy Statement and incorporated herein by reference.

ITEM 14. – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth under “Ratification of Rotenberg Meril Solomon Bertiger & Guttilla, P.C. as Independent Registered Public Accounting Firm for 2020” in the 2020 Proxy Statement and incorporated herein by reference.

ITEM 15. – EXHIBITS

(a)       The following documents are filed as part of this Report. Portions of Item 15 are submitted as separate sections of this Report:

 (1)  Financial statements filed as part of this Report:

  Reports of Independent Registered Public Accounting Firm

  Consolidated Balance Sheets as at December 31, 2019 and 2018

  Consolidated Statements of Operations—Years ended December 31, 2019 and 2018

  Consolidated Statements of Stockholders’ Equity (Deficit)—Years ended December 31, 2019 and 2018

  Consolidated Statements of Cash Flows—Years ended December 31, 2019 and 2018

  Notes to Consolidated Financial Statements—December 31, 2019 and 2018

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

ITEM 8—FINANCIAL STATEMENTS

The following financial statements of BIO-key International, Inc. are included herein at the indicated page numbers:

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

BIO-key International, Inc.

Wall, NJ

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BIO-key International, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the consolidated financial statements, the Company has suffered substantial net losses in recent years, has negative working capital and has an accumulated deficit at December 31, 2019 and is dependent on debt and equity financing to fund its operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are disclosed in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principles

As discussed in Note A and Note B to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers as of January 1, 2018 due to the adoption of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The Company adopted the new revenue standard using the modified retrospective approach.

As discussed in Note A and Note N to the financial statements, the Company adopted ASC 842, Leases as of January 1, 2019 using the modified retrospective approach. ASC 842 had a significant effect on the balance sheet resulting in increased non-current right of use assets and increased current and non-current lease liabilities, required by the new standard.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla,P.C.
ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

We have served as the Company's auditor since 2010.

Saddle Brook, New Jersey
May 14, 2020

BIO-key International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$79,013	$323,943
Accounts receivable, net	126,000	1,574,032
Due from factor	110,941	56,682
Inventory	429,119	998,829
Resalable software license rights	-	1,125,000
Prepaid expenses and other	108,397	150,811
Investment – non-marketable security	512,821	-
Total current assets	1,366,291	4,229,297
Resalable software license rights, net of current portion	73,802	6,790,610
Equipment and leasehold improvements, net	95,509	148,608
Capitalized contract costs, net	231,519	319,199
Deposits and other assets	8,712	8,712
Operating lease right-of-use assets	566,479	-
Intangible assets, net	154,386	195,906
Total non-current assets	1,130,407	7,463,035
TOTAL ASSETS	$2,496,698	$11,692,332

LIABILITIES
Accounts payable	$919,294	$481,269
Accrued liabilities	686,885	548,232
Convertible notes payable, net of debt discount and debt issuance costs	2,255,454	-
Deferred revenue	359,212	196,609
Operating lease liabilities, current portion	170,560	-
Total current liabilities	4,391,405	1,226,110
Operating lease liabilities, net of current portion	390,466	-
Total non-current liabilities	390,466	-
TOTAL LIABILITIES	4,781,871	1,226,110

Commitments and Contingencies

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock — authorized, 170,000,000 shares; issued and outstanding; 14,411,432 and 13,977,868 of $.0001 par value at December 31, 2019 and December 31, 2018, respectively	1,441	1,398
Additional paid-in capital	87,436,402	85,599,140
Accumulated deficit	(89,723,016)	(75,134,316)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,285,173)	10,466,222
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,496,698	$11,692,332

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2019	2018

Revenues
Services	$925,245	$1,012,576
License fees	442,649	1,739,897
Hardware	899,634	1,292,069
Total revenues	2,267,528	4,044,542

Costs and other expenses
Cost of services	272,318	443,210
Cost of license fees	916,112	3,072,356
Cost of hardware	1,272,815	648,624
Total costs and other expenses	2,461,245	4,164,190
Gross Profit (Loss)	(193,717)	(119,648)

Operating expenses
Selling, general and administrative	5,036,820	5,333,906
Research, development and engineering	1,331,667	1,415,401
Total operating expenses before impairment	6,368,487	6,749,307
Impairment of resalable software license rights	(6,957,516)	-
Operating loss	(13,519,720)	(6,868,955)

Other income (expense)
Interest income	154	80
Interest expense	(1,069,134)	-
Total other income (expense)	(1,068,980)	80
Net loss	(14,588,700)	(6,868,875)
Deemed dividend from trigger of anti-dilution provision feature	-	(1,428,966)
Convertible preferred stock dividends	-	(198,033)
Net loss available to common stockholders	(14,588,700)	(8,495,874)

Basic and Diluted Loss per Common Share	$(1.03)	$(0.73)

Weighted Average Shares Outstanding:
Basic and Diluted	14,223,685	11,607,933

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A-1 Preferred Stock		Series B-1 Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - as of December 31, 2017	62,596	$6	105,000	$11	7,691,324	$769	$80,829,001	$(67,076,492)	$13,753,295
ASC 606 adoption								240,017	240,017
Issuance of common stock for directors’ fees	-	-	-	-	20,976	2	37,530	-	37,532
Issuance of common stock pursuant to securities purchase agreement	-	-	-	-	1,380,000	138	2,069,862	-	2,070,000
Dividends declared on preferred stock	-	-	-	-	-	-	(198,033)	-	(198,033)
Conversion of A-1 preferred stock to common stock	(62,596)	(6)	-	-	1,738,778	174	(168)	-	-
Conversion of B-1 preferred stock to common stock	-	-	(105,000)	(11)	2,916,668	292	(281)	-	-
Conversion of dividends payable on A-1 preferred stock	-	-	-	-	98,893	10	356,005	-	356,015
Conversion of dividends payable on B-1 preferred stock	-	-	-	-	131,229	13	472,411	-	472,424
Deemed dividend related to down-round features	-	-	-	-	-	-	1,428,966	(1,428,966)	-
Stock issuance costs			-	-	-	-	(338,845)	-	(338,845)
Share-based compensation	-	-	-	-	-	-	942,692	-	942,692
Net loss	-	-	-	-	-	-	-	(6,868,875)	(6,868,875)
Balance as of December 31, 2018	-	$-	-	$-	13,977,868	$1,398	$85,599,140	$(75,134,316)	$10,466,222
Issuance of common stock for directors’ fees	-	-	-	-	36,897	3	35,010	-	35,013
Issuance of common stock for commitment fees net of adjustments	-	-	-	-	396,667	40	594,960	-	595,000
Warrant debt discount valuation	-	-	-	-	-	-	595,662	-	595,662
Legal and commitment fees	-	-	-	-	-	-	(301,077)	-	(301,077)
Share-based compensation							912,707		912,707
Net loss	-	-	-	-	-	-	-	(14,588,700)	(14,588,700)
Balance as of December 31, 2019	-	$-	-	$-	14,411,432	$1,441	$87,436,402	$(89,723,016)	$(2,285,173)

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2019	2018

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(14,588,700)	$(6,868,875)
Adjustments to reconcile net loss to cash used for operating activities:
Bad debt expense	564,361	720,000
Depreciation	81,852	84,617
Amortization of intangible assets and writeoff	43,256	15,596
Amortization of resalable software license rights	843,287	1,513,237
Impairment of resalable software license rights	6,957,516	-
Amortization of debt discount	571,332	-
Amortization of capitalized contract costs	138,679	123,171
Amortization of debt issuance costs	424,980	-
Share based compensation for employees and consultants	912,707	942,692
Stock based fees to directors	35,013	37,532
Amortization of operating lease right-of-use assets	36,458	-
Change in assets and liabilities:
Accounts receivable	883,671	1,341,914
Due from factor	(54,259)	53,183
Capitalized contract costs	(50,999)	(202,353)
Inventory	569,710	(51,982)
Resalable software license rights	41,005	1,144,961
Prepaid expenses and other	29,819	1,843
Accounts payable	438,025	(17,961)
Accrued liabilities	138,653	(139,793)
Deferred revenue	162,603	(311,257)
Operating lease liabilities	(29,316)	-
Net cash used for operating activities	(1,850,347)	(1,613,475)
CASH FLOWS FROM INVESTING ACTIVITIES:
Patents	(1,736)	(30,398)
Capital expenditures	(28,753)	(52,060)
Purchase of investment – non-marketable security	(512,821)	-
Net cash used for investing activities	(543,310)	(82,458)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	3,217,000	-
Repayment of convertible notes	(707,000)	-
Proceeds from issuance of common stock	-	1,875,100
Costs to issue notes and common stock	(361,273)	(143,945)
Net cash provided by financing activities	2,148,727	1,731,155
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(244,930)	35,222
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	323,943	288,721
CASH AND CASH EQUIVALENTS, END OF YEAR	$79,013	$323,943

The accompanying notes are an integral part of these statements.

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Years ended December 31,
	2019	2018

Cash paid for:
Interest	$72,822	$-
Income taxes	$-	$-

Noncash investing and financing activities:
Accrual of unpaid preferred dividends	$-	$198,033
Conversion of A-1 preferred dividends payable to common stock	$-	$356,015
Conversion of A-1 preferred stock to common stock	$-	$6,259,600
Conversion of B-1 preferred dividends payable to common stock	$-	$472,426
Conversion of B-1 preferred stock to common stock	$-	$10,500,000
Deemed dividend from trigger of anti-dilution provision feature	$-	$1,428,966
Right-of-use asset addition under ASC 842	$719,812	$-
Operating lease liabilities under ASC 842	$707,217	$-
Share based loan commitment fees	$595,000	$-
Debt issuance cost allocated to equity	$152,000	$-
Debt discount issued with convertible note	$550,000	$-
Warrant debt discount valuation	$595,662	$-

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

Going Concern and Basis of Presentation

The Company has incurred significant losses to date, and at December 31, 2019, it had an accumulated deficit of approximately $90 million. In addition, broad commercial acceptance of the Company’s technology is critical to the Company’s success and ability to generate future revenues. At December 31, 2019, total cash and cash equivalents were approximately $79,000, as compared to approximately $324,000 at December 31, 2018.

As discussed below, the Company has financed itself in the past through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. The Company currently requires approximately $525,000 per month to conduct operations, a monthly amount that it has been unable to consistently achieve through revenue generation.

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

Reclassification

Reclassifications occurred to certain prior year amounts in order to conform to the current year presentation to segregate cost of sales for licenses and hardware. The reclassifications have no effect on the reported net loss.

Summary of Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of BIO-key International, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). Intercompany accounts and transactions have been eliminated in consolidation.

2. Use of Estimates

Our consolidated financial statements are prepared in accordance with GAAP as set forth in the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) and consider the various staff accounting bulletins and other applicable guidance issued by the U.S. Securities and Exchange Commission (SEC). These accounting principles require us to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, accounts receivable, inventory, intangible assets and long-lived assets, and income taxes. To the extent there are material differences between these estimates, judgments or assumptions and actual results, its consolidated financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

3. Revenue Recognition

The Company adopted ASC Topic 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. In accordance with ASC Topic 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. To achieve this core principle, the Company applies the following five steps:

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

Software licenses

Software license revenue consist of fees for perpetual and SaaS software licenses for one or more of the Company’s biometric fingerprint solutions. Revenue is recognized at a point in time once the software is available to the customer for download. Software license contracts are generally invoiced in full on execution of the arrangement.

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

Costs to Obtain and Fulfill a Contract

Costs to obtain and fulfill a contract are predominantly sales commissions earned by the sales force and are considered incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit determined to be four years. These costs are included as capitalized contract costs on the balance sheet. The period of benefit was determined by taking into consideration customer contracts, technology, and other factors based on historical evidence. Amortization expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

4.  Cash Equivalents

Cash equivalents consist of liquid investments with original maturities of three months or less.  At December 31, 2019 and 2018, cash equivalents consisted of a money market account.

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

As a result of the payment delays for a large customer, the Company has reserved $1,720,000 at December 31, 2019 and 2018, which represents 100% of the remaining balance owed under the contract. Recoveries of accounts receivable previously written off are recorded when received. The Company made a license sale to a Chinese reseller in December 2018. Revenue was recognized in accordance with ASC 606 in the amount of $1.1 million in 2018. As of December 31, 2019, the second payment for $555,555 was still outstanding and payable. The Company wrote off directly to bad debt expense $555,555 that was promised to be paid in March 2019, but not received.

Accounts receivable at December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018

Accounts receivable - current	$139,785	$1,587,817
Accounts receivable - non current	1,720,000	1,720,000
	1,859,785	3,307,817

Allowance for doubtful accounts - current	(13,785)	(13,785)
Allowance for doubtful accounts - non current	(1,720,000)	(1,720,000)
	(1,733,785)	(1,733,785)

Accounts receivable, net of allowances for doubtful accounts	$126,000	$1,574,032

The allowance for doubtful accounts for the years ended December 31, 2019 and 2018 is as follows:

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Year
Year Ended December 31, 2019
Allowance for Doubtful Accounts	$1,733,785	$-	$-	$1,733,785
Year Ended December 31, 2018
Allowance for Doubtful Accounts	$1,013,785	$720,000	$-	$1,733,785

Bad debt expenses (if any) are recorded in selling, general, and administrative expense.

6. Software License Rights

Software license rights acquired for re-sale to end users are recorded as assets when purchased and are stated at the lower of cost or estimated net realizable value.

The cost of the software license rights was initially allocated pro-rata to the maximum number of resalable end-user licenses in the rights contract. Through December 31, 2018, the remaining license rights were amortized over the greater of the following amounts: 1) an estimate of the economic use of such license rights, 2) the amount calculated by the straight line method over ten years or 3) the actual cost basis of sales usage of such rights. After re-evaluation of the expected timeline of future license transaction, commencing January 1, 2019, the Company changed its amortization methodology to the greater of the straight-line methodology or actual unit cost per license sold.

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

8. Impairment or Disposal of Long Lived Assets, including Intangible Assets

The Company reviews long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. In assessing recoverability, the Company must make assumptions regarding estimated future cash flows and discount factors. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges. Intangible assets with determinable lives are amortized over their estimated useful lives, based upon the pattern in which the expected benefits will be realized, or on a straight-line basis, whichever is greater. The Company recorded an impairment charge for the 2019 year with respect to the FingerQ Resalable Software License Rights. Refer to Note G – Resalable License Rights for additional information.

9. Advertising Expense

The Company expenses the costs of advertising as incurred. Advertising expenses for 2019 and 2018 were approximately $317,000 and $309,000, respectively.

10. Deferred Revenue

Deferred revenue includes customer advances and amounts that have been paid by customer for which the contractual maintenance terms have not yet occurred. The majority of these amounts are related to maintenance contracts for which the revenue is recognized ratably over the applicable term, which generally is 12 months.

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

12. Earnings Per Share of Common Stock (“EPS”)

The Company’s EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuances of common stock, such as stock issuable pursuant to the conversion of preferred stock, exercise of stock options and warrants, when the effect of their inclusion is dilutive. See Note U - Earnings Per Share “EPS” for additional information.

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

The following table presents share-based compensation expenses included in the Company’s consolidated statements of operations:

	Year ended December 31,
	2019	2018

Selling, general and administrative	$828,981	$855,125
Research, development and engineering	118,739	125,099
	$947,720	$980,224

Valuation Assumptions for Stock Options

For 2019 and 2018, 241,334 and 351,918 stock options were granted, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2019	2018
Weighted average Risk free interest rate	2.33%	2.70%
Expected life of options (in years)	4.50	4.50
Expected dividends	0%	0%
Weighted average Volatility of stock price	84%	143%

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

In accordance with ASC 842, at the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present and the classification of the lease including whether the contract involves the use of a distinct identified asset, whether we obtain the right to substantially all the economic benefit from the use of the asset, and whether we have the right to direct the use of the asset. Leases with a term greater than one year are recognized on the balance sheet as ROU assets, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less under practical expedient in paragraph ASC 842-20-25-2. For contracts with lease and non-lease components, the Company has elected not to allocate the contract consideration and to account for the lease and non-lease components as a single lease component.

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

In the third quarter of 2019, $116,875 was capitalized to operating lease right-of-use assets and operating lease liabilities in connection with signing a long-term lease for the Company's Minnesota office space.

16. Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update to the standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Entities can choose to adopt the ASU 2018-15 prospectively or retrospectively. The Company has assessed that ASU 2018-15 currently does not have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), referred to herein as ASU 2016-13, which significantly changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the existing incurred loss model with an expected credit loss model that requires entities to estimate an expected lifetime credit loss on most financial assets and certain other instruments. Under ASU 2016-13 credit impairment is recognized as an allowance for credit losses, rather than as a direct write-down of the amortized cost basis of a financial asset. The impairment allowance is a valuation account deducted from the amortized cost basis of financial assets to present the net amount expected to be collected on the financial asset. Once the new pronouncement is adopted by the Company, the allowance for credit losses must be adjusted for management’s current estimate at each reporting date. The new guidance provides no threshold for recognition of impairment allowance. Therefore, entities must also measure expected credit losses on assets that have a low risk of loss. For instance, trade receivables that are either current or not yet due may not require an allowance reserve under currently generally accepted accounting principles, but under the new standard, the Company will have to estimate an allowance for expected credit losses on trade receivables under ASU 2016-13. ASU 2016-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2022 for smaller reporting companies. Early adoption is permitted. The Company is currently assessing the impact ASU 2016-13 will have on its condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE B—REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the years ended:

	North America	South America	EMEA*	Asia	December 31, 2019

License fees	$208,827	$46,717	$117,401	$69,704	$442,649
Hardware	388,938	12,636	342,304	155,756	899,634
Support and Maintenance	780,288	8,514	96,911	18,502	904,215
Professional services	14,030	-	3,000	4,000	21,030
Total Revenues	$1,392,083	$67,867	$559,616	$247,962	$2,267,528

	North America	South America	EMEA*	Asia	December 31, 2018

License fees	$318,271	$32,000	$278,516	$1,111,110	$1,739,897
Hardware	439,480	53,200	477,674	321,715	1,292,069
Support and Maintenance	805,800	665	60,820	27,321	894,606
Professional services	115,970	-	2,000	-	117,970
Total Revenues	$1,679,521	$85,865	$819,010	$1,460,146	$4,044,542

* EMEA – Europe, Middle East, Africa

Revenue recognized during the year ended December 31, 2019 from amounts included in deferred revenue at the beginning of the period was approximately $147,000. The Company did not recognize any revenue from performance obligations satisfied in prior periods. Total deferred revenue (contract liability) was $359,212 and $196,609 at December 31, 2019 and December 31, 2018, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as at December 31, 2019. The guidance provides certain practical expedients that limit this requirement, which the Company’s contracts meet as follows:

●	The performance obligation is part of a contract that has an original expected duration of one year or less, in accordance with ASC 606-10-50-14.

At December 31, 2019 deferred revenue represents our remaining performance obligations related to prepaid support and maintenance, all of which is expected to be recognized within one year.

NOTE C—FACTORING

Due from factor consisted of the following as of December 31:

	Original Invoice Value	Factored Amount	Factored Balance due
Year Ended December 31, 2019
Factored accounts receivable	$233,005	$122,064	$110,941
Year Ended December 31, 2018
Factored accounts receivable	$221,120	$164,438	$56,682

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

	Years Ended December 31,
	2019	2018

Factoring fees	$203,950	$186,845

NOTE D—FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, inventory, due from factor, accounts payable and accrued liabilities are carried at, or approximate, fair value because of their short-term nature.

NOTE E—CONCENTRATION OF RISK

Financial instruments which potentially subject the Company to risk primarily consist of cash, short-term investments, and accounts receivables.

The Company maintains its cash and cash equivalents with various financial institutions, which, at times may exceed the amounts insured by the Federal Deposit Insurance Corporation. The exposure to the Company is solely dependent upon daily bank balances and the respective strength of the financial institutions. No amounts were in excess of coverage at December 31, 2019 and 2018. The Company has not incurred any losses on these accounts.

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

During the year ended December 31, 2019, two customers accounted for 22% and 14% of total revenue, respectively. During the year ended December 31, 2018, three customers accounted for 27%, 14% and 13% of total revenue, respectively.

Three customers accounted for 18%, 16% and 14% of total accounts receivable, respectively, as of December 31, 2019. One customer accounted for 70% of total accounts receivable, as of December 31, 2018.

NOTE F—INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or realizable value, and consists primarily of fabricated assemblies and finished goods. Inventory is comprised of the following as of December 31:

	2019	2018

Finished goods	287,761	496,358
Fabricated assemblies	141,358	502,471
Total inventory	$429,119	$998,829

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

The Company initially determined the software license rights to be a finite lived intangible asset, and estimated that the software license rights shall be economically used over a 10 year period, with a weighting towards the beginning years of that time-frame. The license rights were acquired during the fourth quarter of 2015, but the usage of such rights in the Company’s products was not generally available until January 2017. Accordingly, amortization began in the first quarter of 2017.

Through December 31, 2018, the license rights were amortized over the greater of the following amounts: 1) an estimate of the economic use of such license rights, 2) the amount calculated by the straight line method over ten years or 3) the actual cost basis of sales usage of such rights. After re-evaluation of the expected timeline of future license transactions, commencing January 1, 2019, the Company changed its amortization methodology to the greater of the straight-line methodology or actual unit cost per license sold based on net remaining software licenses as of January 1, 2019. The Company categorized the amortization expense under Cost of Sales as it more closely reflected the nature of the license right arrangement and the use of the technology.

During the fourth quarter of 2019, the Company re-evaluated the recoverability of the carrying amount of the balance of license rights, and concluded that there were no significant undiscounted cashflows expected to be generated from the future sale of the license rights. Accordingly, an impairment charge of $6,957,516 was recorded in the fourth quarter of 2019, which reduced the carrying amount of the FingerQ license rights down to zero. Throughout the year, the Company attempted to sell the technology into the mobile market in Asia, but due to, among other things, the trade tension between the US and China, management concluded that the future amortization would not represent an accurate cost to the ongoing business, without corresponding revenue.

A total of $843,888 (prior to the impairment charge detailed above), and $2,640,000 was expensed during the twelve month periods ended December 31, 2019 and 2018, respectively. Since the license purchase, a cumulative amount of $12,000,000 has been expensed, with a carrying balance of $0 as of December 31, 2019.

On December 31, 2015, the Company purchased third-party software licenses in the amount of $180,000 in anticipation of a large pending deployment that has yet to materialize. The Company is amortizing the total cost over the same methodology described above with the greatest of the actual sales or straight-line method approaches being the actual sales through 2019. A total of $40,404, and $18,198 was expensed during the twelve month periods ended December 31, 2019 and 2018, respectively. Since the license purchase, the actual per unit cost (actual usage) of such license rights in the cumulative amount of $106,198 net of credits has been expensed, with a carrying balance of $73,802 as of December 31, 2019. The Company has classified the balance as non-current until a larger deployment occurs. Software license rights is comprised of the following as of:

	2019	2018

Current software license rights	$-	$1,125,000
Non-current software license rights	73,802	6,790,610
Total software license rights	$73,802	$7,915,610

Estimated minimum amortization expense based on straight line amortization of the software license rights for each of the next five years and thereafter approximates the following:

Years ending December 31
2020	$18,000
2021	$18,000
2022	$18,000
2023	$18,000
2024	$1,802

NOTE H—INVESTMENTS

During 2019, the Company purchased a 4,000,000 Hong Kong dollar denominated Bond Certificate with a financial institution in Hong Kong. The Bond Certificate translates to $512,821 U.S. Dollars as of December, 2019. The bond has a one-year maturity and 5% interest rate. The Company can invest up to a 20,000,000 Hong Kong dollars under the terms of the certificate.  The bond is recorded on the balance sheet as an investment – non-marketable security. The investment is recorded at amortized cost which approximates fair value, and is currently planned to be held to maturity.

NOTE I—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following as of December 31:

	2019	2018

Equipment	$648,286	$619,533
Furniture and fixtures	164,079	164,079
Software	32,045	32,045
Leasehold improvements	23,403	23,403
	867,813	839,060

Less accumulated depreciation and amortization	(772,304)	(690,452)

Total	$95,509	$148,608

Depreciation was $81,852 and $84,617 for 2019 and 2018, respectively. Amounts are recorded in Selling, General, and Administrative Expense and Cost of Services.

NOTE J—INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31:

		2019			2018
	Gross Carrying Amount	Accumulated Amortization	Write-offs	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Patents and patents pending	$380,080	$(210,694)	$(15,000)	$154,386	$378,344	$(182,438)	$195,906

Aggregate amortization expense for 2019 and 2018 was $28,256 and $15,596, respectively. In 2019, the Company recorded $15,000 of write offs of patents rejected. Amounts are recorded in Research, Development and engineering expense. The estimated aggregate amortization expense of intangible assets for the years following December 31, 2019 is approximately $20,000 per year for 2020 through 2022, $17,000 for 2023, $13,000 for 2024 and approximately $65,000 thereafter.

NOTE K—ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31:

	2019	2018

Compensation	$193,823	$224,135
Compensated absences	155,962	154,169
Accrued legal and accounting fees	105,933	77,133
Sales tax payable	17,248	9,436
Factoring fees	31,458	19,000
Other	182,461	64,359

Total	$686,885	$548,232

NOTE L—RELATED PARTY

Licensing Agreement with Subsidiaries of China Goldjoy Group Limited.

On November 11, 2015, BIO-key Hong Kong Limited, a subsidiary of the Company, entered into a license purchase agreement with certain subsidiaries of China Goldjoy Group Limited (“CGG”). The license agreement provides for the grant of a perpetual, irrevocable, exclusive, worldwide, fully-paid license to all software and documentation regarding the software code, toolkit, electronic libraries and related technology currently known as or offered under the name, together with perpetual license under all related patents held by the licensors and any other intellectual property rights owned by the licensors related to the forgoing software.  The Company made a one-time payment of $12,000,000 to the licensors. Mr. Yao Jianhu is the chairman and chief executive officer of CGG and a director of the Company. Mr. Wong Kwok Fong served as the chief technology officer of CGG through October 2016 and is the beneficial owner of 21.6% of the Company’s common stock, and a director and executive officer of the Company. During the fourth quarter of 2019, the Company recorded an impairment charge of approximately $7 million, bringing the carrying value of FingerQ license rights to zero. Refer Note G - Resalable License Rights for additional information.

Securities Purchase Agreements with Wong Kwok Fong

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

Non-Interest-Bearing Advances

During the 2019 fiscal year, the Company received a series of non-interest-bearing advances from Mr. Wong Kwok Fong, and Mr. Michael DePasquale, to pay current liabilities. The balance of the advances as at December 31, 2019 was $74,737 and $114,000, respectively, and was recorded in Accounts Payable and Accrued Liabilities (Other), respectively.

NOTE M—DEFERRED REVENUE

Deferred revenue represents unearned revenue from customer prepayments prior to maintenance contractual term. Maintenance contracts include provisions for unspecified when-and-if available product updates and customer telephone support services, and are recognized ratably over the term of the service period. At December 31, 2019 and 2018, amounts in deferred revenue were approximately $359,000 and $197,000, respectively.

NOTE N—CONVERTIBLE NOTES PAYABLE

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

On June 14, 2019, the Company issued a $157,000 secured 10% convertible redeemable note which had a maturity date of November 14, 2019 and was convertible into common stock at a conversion price of $1.50 per share. The convertible redeemable note contained anti-dilution protections if the Company offered a conversion discount or other more favorable conversion terms while the note was outstanding.  The note was redeemable within the first five months by payment of a premium to the principal balance starting at 10% and increasing to 30% of principal plus interest.  At the closing, the Company agreed to issue 200,000 shares of common stock in lieu of payment of a $30,000 commitment fee which was reduced to 20,000 shares as the note was repaid prior to the maturity date.

Both notes were repaid in full on July 10, 2019.

For the two notes issued during the second quarter of 2019, the Company issued a total of 130,000 shares of common stock, amounting to $195,000 in commitment fees. $195,000 was recorded as an offset to notes payable – debt issuance costs and was amortized over the life of the loan.    The Company also incurred $17,000 of legal fees withheld from proceeds which was also recorded as an offset to notes payable – debt issuance costs and was amortized over the life of the loan. Amortization of the debt issuance costs and debt discount are included in interest expense on the statement of operations.

Securities Purchase Agreement dated July 10, 2019

On July 10, 2019, the Company issued a $3,060,000 principal amount senior secured convertible note (the “Original Note”). At closing, a total of $2,550,000 was funded. The original issue discount was $510,000. The principal amount due of the Original Note was due and payable as follows: $918,000 was due 180 days after funding, $1,071,000 was due 270 days after funding, and the remaining balance due 12 months after the date of funding.

The Original Note is secured by a lien on substantially all of the Company’s assets and properties and is convertible at the option of the Investor in shares of common stock at a fixed conversion price of $1.50 per share. The Company has the right to prepay the Original Note in full at any time without penalty in which event, the Investor had the option of converting 25% of the outstanding principal amount of the Note into shares of common stock.

In connection with the closing of the Original Note, the Company issued a five-year warrant to the Investor to purchase 2,000,000 shares of common stock at a fixed exercise price of $1.50 per share, paid a $50,000 commitment fee, and issued 266,667 shares of common stock in payment of a $400,000 due diligence fee. The Company also paid banker fees of $193,500 and legal fees of $71,330. The valuation of the warrant of $595,662 was recorded to debt discount and is amortized over the life of the Note. The fees associated with the agreement were allocated to debt issuance costs and additional paid-in capital based on the respective ratio of the valuation of the note and warrant. Amortization of the debt issuance costs and debt discount are included in interest expense on the statement of operations.

On March 12, 2020, the Company issued a $3,789,000 principal amount senior secured convertible note (the “Amended Note”), which replaced the Original Note. The principal amount was due and payable in full on April 13, 2020. The Amended Note was secured by a lien on substantially all of the Company’s assets and properties and was convertible at the option of the Investor into shares of common stock at a fixed conversion price of $0.65 per share.

On April 12, 2020, and May 6, 2020 the Company entered into amendments (the “Amendments”) to the Amended Note.  The Amendments extended the maturity date to June 12, 2020 and extended the Investor’s right to convert the Amended Note into shares of the Company’s common stock at a price of $0.65 per share through June 12, 2020. All other provisions of the Amended Note remain the same. As of May 12, 2020, the Investor has converted $3,250,000 into 4,999,995 shares of common stock.

Until the second anniversary of the closing, the Investor has the right to purchase up to 20% of the securities the Company issues in any future private placement, subject to certain exceptions for, among other things, strategic investments.

Secured convertible note payable relating to the Original Note, net of unamortized debt discount and debt issuance costs at December 31, 2019 consisted of:

Principal amount	$3,060,000
Less unamortized debt discount	(574,330)
Less unamortized debt issuance costs	(230,216)
Notes payable, net of unamortized debt discount and debt issuance costs	$2,255,454

Interest expense for the year ended December 31, 2019 consists of:

April 4, 2019 debenture interest expense	$55,000
April 4, 2019 debenture discount amortized	40,000
April 4, 2019 debenture deferred costs amortized	175,000
June 14, 2019 convertible note interest expense	17,822
June 14, 2019 convertible note deferred costs amortized	37,000
July 10, 2019 convertible note discount amortized	245,083
July 10, 2019 convertible note deferred costs amortized	212,980
July 10, 2019 warrant valuation (debt discount) amortization	286,249
Total	$1,069,134

NOTE O—LEASES

The Company’s leases office space in New Jersey, Hong Kong and Minnesota with lease termination dates of 2023, 2020, and 2022, respectively. The leases include non-lease components with variable payments. The following tables present the components of lease expense and supplemental balance sheet information related to the operating leases, were:

Year ended December 31,
2019

Lease cost
Operating lease cost	$186,246
Short-term lease cost	41,535
Total lease cost	$227,781

Balance sheet information
Operating right-of-use assets	$566,479

Operating lease liabilities, current portion	$170,560
Operating lease liabilities, non-current portion	390,466
Total operating lease liabilities	$561,026

Weighted average remaining lease term (in years) – operating leases	3.33
Weighted average discount rate – operating leases	5.50%

Supplemental cash flow information related to leases were as follows, for the year ended December 31, 2019:

Cash paid for amounts included in the measurement of operating lease liabilities	$179,105

Maturities of operating lease liabilities were as follows:

2020	$197,724
2021	170,853
2022	160,817
2023	89,226
Total future lease payments	$618,620
Less: imputed interest	(57,594)
Total	$561,026

NOTE P—COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of December 31, 2019, the Company was not a party to any pending lawsuits.

NOTE Q— EQUITY

1. Preferred Stock

Within the limits and restrictions provided in the Company’s Certificate of Incorporation, the Board of Directors has the authority, without further action by the shareholders, to issue up to 5,000,000 shares of preferred stock, $.0001 par value per share, in one or more series, and to fix, as to any such series, any dividend rate, redemption price, preference on liquidation or dissolution, sinking fund terms, conversion rights, voting rights, and any other preference or special rights and qualifications. As of December 31, 2019, 100,000 shares of preferred stock have been designated as Series A-1 Convertible Preferred Stock, of which 90,000 were issued in 2015 and 0 remain outstanding, and 105,000 shares of preferred stock have been designated as Series B-1 Convertible Preferred Stock, of which 105,000 were issued in 2015 and 0 remain outstanding.

Series A-1 Convertible Preferred Stock

On October 22 and 29, 2015, the Company issued 84,500 shares of Series A-1 Stock at a purchase price of $100.00 per share, for aggregate gross proceeds of $8,450,000. On November 11, 2015, 5,500 additional shares of Series A-1 Stock were issued at a purchase price of $100.00 per share, for gross cash proceeds of $550,000.

In 2017, the holder of the Series A-1 Stock converted $540,000 in accrued dividends payable into 150,000 shares common stock and converted 27,404 Series A-1 Stock into 761,222 shares of common stock. Between January 1, 2018 and May 31,2018, the holder of the Series A-1 Stock converted all remaining shares of the Series A-1 Stock into an aggregate of 1,738,778 shares of common stock and purchased an aggregate of 98,893 shares of common stock in consideration of the conversion of $356,015 of accrued dividends payable on the Series A-1 Stock.

As a result of the forgoing conversions, at December 31, 2018 and 2019 there are no longer any issued and outstanding shares of Series A-1 Stock.

Overall balances and conversion of Series A-1 Stock and accrued dividends into common stock has been as follows:

	Series A-1	Accrued Dividends

Balance – January 1, 2017	90,000	$270,000
Accrual of dividends – Q1 2017	-	135,000
Accrual of dividends – Q2 2017	-	135,000
Accrual of dividends – Q3 2017	-	135,000
Conversion into common stock – September 2017	-	(540,000)
Conversion into common stock – October 2017	(27,404)	-
Accrual of dividends – Q4 2017	-	101,658
Balance – December 31, 2017	62,596	$236,658
Accrual of dividends – Q1 2018	-	93,894
Conversion into common stock – April 2018	(39,088)	(330,552)
Accrual of dividends – Q2 2018 (until final conversion)	-	25,463
Conversion into common stock – May 2018	(23,508)	(25,463)
Balance – December 31, 2018 and December 31, 2019	-	$-

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

As a result of the forgoing conversions, at December 31, 2018 and 2019 there are no longer any issued and outstanding shares of Series B-1 Stock.

Overall balances and conversion of Series B-1 Stock and accrued dividends into common stock has been as follows:

	Series B-1	Accrued Dividends

Balance – January 1, 2017	105,000	$131,250
Accrual of dividends – Q1 2017	-	65,625
Accrual of dividends – Q2 2017	-	65,625
Accrual of dividends – Q3 2017	-	65,625
Accrual of dividends – Q4 2017	-	65,625
Balance – December 31, 2017	105,000	393,750
Conversion into common stock – March 2018	(60,420)	(417,084)
Accrual of dividends – Q1 2018	-	62,268
Accrual of dividends – Q2 2018 (until final conversion)	-	16,408
Conversion into common stock – May 2018	(44,580)	(55,342)
Balance – December 31, 2018 and December 31, 2019	-	$-

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

Issuances of Common Stock

See Note N for common stock issued as commitment fees for notes payable during the 2019 fiscal year.

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

Also see preferred stock section above for conversions of shares of preferred stock and accrued dividends into shares of common stock in 2018.

Issuances to Directors, Executive Officers & Consultants

During the year ended December 31, 2019, the Company issued 36,897 shares of common stock to its directors in lieu of payment of board fees, valued at $35,013.

During the year ended December 31, 2018, the Company issued 20,976 shares of common stock to its directors in lieu of payment of board fees, valued at $37,532.

Employees’ exercise options

During 2019 and 2018, no employee stock options were exercised.

Securities Purchase Agreement dated November 13, 2014

Pursuant to a Securities Purchase Agreement, dated November 13, 2014, by and between the Company and a number of private and institutional investors, the Company issued to certain private investors 664,584 shares of common stock and warrants to purchase an additional 996,877 shares of common stock for aggregate gross proceeds of $1,595,000.

The warrants had a term of five years and an initial exercise price of $3.60 per share, and were fully exercisable since February 2015. The warrants had customary anti-dilution protections including a “full ratchet” anti-dilution adjustment provision which are triggered in the event the Company sells or grants any additional shares of common stock, options, warrants or other securities that are convertible into common stock at a price lower than $3.60 per share. The anti-dilution adjustment provision was not triggered by certain “exempt issuances” which among other issuances, includes the issuance of shares of common stock, options or other securities to officers, employees, directors, consultants or service providers.

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

The warrants expired in November 2019.

Securities Purchase Agreement dated September 23, 2015

On September 23, 2015, the Company issued a warrant to purchase 69,445 shares of common stock in connection with the issuance of a promissory note. The warrants are immediately exercisable at an initial exercise price of $3.60 per share and have a term of five years.

The warrants have customary anti-dilution protections including a "full ratchet" anti-dilution adjustment provision which are triggered in the event the Company sells or grants any additional shares of common stock, options, warrants or other securities that are convertible into common stock at a price lower than $3.60 per share. The anti-dilution adjustment provision was not triggered by certain "exempt issuances" which among other issuances, includes the issuance of shares of common stock, options or other securities to officers, employees, directors, consultants or service providers.

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

In February 2020, the Company entered into a convertible note at a conversion price of $1.15 that triggered the anti-dilution feature under Securities Purchase Agreement dated September 23, 2015. Additionally, the Company entered into an amendment (as discussed in Note N) that reduced the conversion price of the Amended Note to $0.65, thus triggering the anti-dilution feature under the Securities Purchase Agreement dated September 23, 2015. In the first quarter of 2020, the total number of outstanding and fully vested warrants will increase, the exercise price will ultimately reduce to $0.65 per share, and the Company will record a non-cash deemed dividend in connection with both triggering events.

3. Warrants

The Company has issued warrants to certain creditors, investors, investment bankers and consultants. A summary of warrant activity is as follows:

	Total Warrants	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value

Outstanding, as of December 31, 2017	1,398,969	3.81	2.06

Granted	1,035,000	1.50
Increase due to trigger of anti-dilution provision feature	1,492,848	1.50
Exercised	—	—
Forfeited	—	—
Expired	(145,841)	6.00
Outstanding, as of December 31, 2018	3,780,976	1.59	2.05	—
Granted	2,000,000	1.50
Exercised	—	—
Forfeited	—	—
Expired	(2,392,502)	1.50
Outstanding, as of December 31, 2019	3,388,474	1.60	3.94	—
Vested or expected to vest at December 31, 2019	3,388,474	1.60		—
Exercisable at December 31, 2019	3,388,474	1.60		—

NOTE R—STOCK OPTIONS

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

Stock Option Activity

Information summarizing option activity is as follows:

	Number of Options				Weighted average	Weighted average remaining	Aggregate
	2004 Plan	2015 Plan	Non Plan	Total	exercise price	life (in years)	intrinsic value

Outstanding, as of December 31, 2017	52,296	82,086	1,343,111	1,477,493	$2.91

Granted	—	351,918	—	351,918	1.97
Exercised	—	—	—	—	—
Forfeited	—	(38,613)	(111,253)	(149,866)	2.63
Expired	(18,961)	(13,473)	(59,097)	(91,531)	3.03
Outstanding, as of December 31, 2018	33,335	381,918	1,172,761	1,588,014	$2.72	5.00	$0

Granted	—	241,334	—	241,334	1.17
Exercised	—	—	—	—	—
Forfeited	—	(40,615)	(4,168)	(44,783)	2.27
Expired	(2,084)	(14,717)	(16,040)	(32,841)	3.08
Outstanding, as of December 31, 2019	31,251	567,920	1,152,553	1,751,724	$2.51	4.30	$0
Vested or expected to vest at December 31, 2019				1,594,905	$2.59	4.17	$0
Exercisable at December 31, 2019				992,747	$2.88	3.63	$0

The options outstanding and exercisable at December 31, 2019 were in the following exercise price ranges:

			Options Outstanding			Options Exercisable
Range of exercise prices			Number of shares	Weighted average exercise price	Weighted average remaining life (in years)	Number exercisable	Weighted average exercise price
$0.51	-	1.99	418,336	$1.52	5.78	62,712	$1.96
$2.00	-	3.50	1,164,841	2.56	4.28	761,488	2.58
$3.51	-	4.92	168,547	4.58	0.76	168,547	4.58
$0.51	-	4.92	1,751,724			992,747

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.50 as of December 31, 2019, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2019 was 0.

The weighted average fair value of options granted during the years ended December 31, 2019 and 2018 was $1.03 and $1.53 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2019 and 2018 was $0. The total fair value of shares vested during the years ended December 31, 2019 and 2018 was $891,760 and $946,435, respectively.

As of December 31, 2019, future forfeiture adjusted compensation cost related to nonvested stock options is $731,370 and will be recognized over an estimated weighted average period of 0.91 years.

NOTE S—INCOME TAXES

There was no provision for federal or state taxes as at December 31, 2019 and 2018.

The Company has deferred taxes due to income tax credits, net operating loss carryforwards, and the effect of temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of deferred taxes are as follows at December 31:

	2019	2018

Accrued compensation	$84,000	$91,000
Accounts receivable allowance	474,000	474,000
Stock-based compensation	894,000	644,000
Basis differences in fixed assets	(5,000)	(13,000)
Basis differences in intangible assets	62,000	50,000
Net operating loss and credit carryforwards	15,002,000	12,735,000
Valuation allowances	(16,511,000)	(13,981,000)

	$—	$—

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

As of December 31, 2019, the Company has federal net operating loss carryforwards of approximately $70 million. Approximately $55 million are subject to expiration between 2022 and 2037, and $15 million net operating loss carryforwards have no expiration date. These net operating loss carryforwards are subject to the limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company. The Company has 3.6 million of state net operating loss carryforwards.

A reconciliation of the effective income tax rate on operations reflected in the Statements of Operations to the US Federal statutory income tax rate is presented below.

	2019	2018

Federal statutory income tax rate	21%	21%
Permanent differences	(2)	—
Effect of net operating loss	(22)	(21)

Effective tax rate	—%	—%

The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The periods from 2016 through 2019 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax audit risk beyond those periods. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense incurred during the years ended December 31, 2019 and 2018.

NOTE T—PROFIT SHARING PLAN

The Company has established a savings plan under section 401(k) of the Internal Revenue Code. All employees of the Company, after completing one day of service, are eligible to enroll in the 401(k) plan. Participating employees may elect to defer a portion of their salary on a pre-tax basis up to the limits as provided by the IRS Code. The Company is not required to match employee contributions but may do so at its discretion. The Company made no contributions during the years ended December 31, 2019 and 2018.

NOTE U—EARNINGS PER SHARE (EPS)

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

The reconciliation of the numerator of the basic and diluted EPS calculations, due to the inclusion of preferred stock dividends was as follows for the following fiscal years ended December 31:

	2019	2018

Basic Numerator:
Net Loss	$(14,588,700)	$(6,868,875)
Deemed dividend from trigger of anti-dilution provision feature	-	(1,428,966)
Convertible preferred stock dividends	-	(198,033)
Net loss available to common stockholders (basic and diluted EPS)	$(14,588,700)	$(8,495,874)

The following table summarizes the weighted average securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive.

	Years ended December 31,
	2019	2018

Stock options	945	83
Warrants	-	697,879
Potentially dilutive securities	945	697,962

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Years ended December 31,
	2019	2018

Stock options	1,749,724	1,583,014
Warrants	3,388,474	186,806
Convertible notes	1,458,740	-
Preferred stock	-	1,426,756
Total	6,596,938	3,196,576

NOTE V—SUBSEQUENT EVENTS

Refer to Note N for subsequent events related to convertible notes in effect as of December 31, 2019.

On January 13, 2020, the Company issued a $157,000 principal amount convertible note to an institutional investor with a maturity date of June 13, 2020 which is convertible into common stock at a conversion price of $1.50 per share. The note was redeemable at any time by payment of a premium to the principal balance starting at 10% and increasing to 30%. At the closing, the Company agreed to issue 650,000 shares of common stock in lieu of payment of a $75,000 commitment fee which would be reduced to 50,000 shares if the note is repaid prior to the maturity date.

On February 13, 2020, the Company issued a $126,000 principal amount convertible note to an institutional investor with a maturity date of July 13, 2020 which is convertible into common stock at a conversion price of $1.15 per share. The note is redeemable at any time by payment of a premium to the principal balance starting at 10% and increasing to 30%. At the closing, the Company agreed to issue 550,000 shares of common stock in lieu of payment of a $57,500 commitment fee which would be reduced to 50,000 shares if the note is repaid prior to the maturity date.  To date, the Company has only issued 50,000 shares at the request of the lender.

On March 25, 2020, the Company entered into a sales incentive agreement TTI.  The agreement provides that for each $5,000,000 in revenue (up to a maximum of $20,000,000) TTI generates for the Company during the first year, that generate net income (calculated under U.S. generally accepted accounting principles) of at least 20%, the Company will pay TTI a sales incentive fee of $500,000 payable by the issuance of 500,000 shares of Common Stock. In the event that TTI generates revenue for the Company in excess of $20,000,000 during first year, the Company will issue TTI a five-year warrant to purchase 100,000 shares of Common Stock at an exercise price of $1.50 per share (the “Warrants”) for each $1,000,000 of revenue in excess of $20,000,000 (up to a maximum of $25,000,000). In no event shall the Company be obligated to issue more than 2,000,000 shares of Common Stock or Warrants to purchase more than 500,000 shares of Common Stock pursuant to the Sales Agreement.

On March 30, 2020, 972,000 warrant shares were exercised at $1.50 for net proceeds to the Company of $1,458,000.

On April 2, 2020, the Company issued 6,850 shares of common stock to its directors in payment of meeting fees.  Additionally, the Company issued a warrant to a new employee for 5,000 shares with three -vesting period.

On April 20, 2020, the Company entered into a Paycheck Protection Program Term Note (the “SVB Note”) with Silicon Valley Bank (“SVB”) pursuant to the Paycheck Protection Program (the “Program”) of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. The Company received total proceeds of $340,000 which will be used in accordance with the requirements of the CARES Act.  The Company will apply to SVB for forgiveness of amounts due on the SVB Note to the extent they are used for eligible payroll costs, rent obligations, and covered utility payments incurred during the eight weeks following disbursement under the SVB Note.   Until the six-month anniversary of the date of the SVB Note (the “Deferral Expiration Date”), neither principal nor interest is due and payable. On the Deferral Expiration Date, the outstanding principal of the SVB Note that is not forgiven will convert to an amortizing term loan at an interest rate of 1% per annum requiring equal monthly payments of principal and interest through November 20, 2022.

On May 6, 2020, the Company issued a $2,415,000 principal amount senior secured convertible note (the “Note”) which provided for the funding of $2,100,000. The principal amount is due and payable in five equal monthly installments of $268,333 beginning seven months after the funding date with the remaining balance due on the twelfth month after the date of funding. The Note is convertible at a fixed convertible price of $1.16 per share. In connection with the issuance of the Note, the Company made a payment of a $133,333 due diligence fee by issuing 114,943 shares to the Investor priced at $1.16. The Company also issued a warrant to purchase 1,900,000 shares of common stock at a fixed exercise price of $1.16 and paid a placement fee of 7% of the gross proceeds to Maxim Group LLC.

On May 12, 2020, the Company issued 7,077 shares of common stock to its directors in payment of meeting fees.

Subsequent to year-end, due to the effects of the worldwide coronavirus pandemic, the Company is closely monitoring its operations, liquidity, and capital resources. We are actively working to minimize the current and future impact of this unprecedented situation. As of the date of issuance of these financial statements, the full impact to the Company’s financial position is not known.

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

10.1

Employment Agreement by and between BIO-key International, Inc. and Mira LaCous dated November 20, 2001 (incorporated by reference to Exhibit 10.39 to the current report on Form 8-K, filed with the SEC on January 22, 2002)***

10.2

BIO-key International, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.48 to amendment no. 1 the registrant’s registration statement on Form SB-2, File No. 33-120104, filed with the SEC on December 14, 2004)

10.3

Employment Agreement, effective March 25, 2010, by and between the Company and Michael W. DePasquale (incorporated by reference to Exhibit 10.93 to the annual report on Form 10-K, filed with the SEC on March 26, 2010)***

10.4

Employment Agreement by and between BIO-key International, Inc. and Cecilia Welch dated May 15, 2013 (incorporated by reference to Exhibit 10.42 to the annual report on Form 10-K, filed with the SEC on March 31, 2014)***

10.5

Third Amendment to Lease Agreement by and between BIO-key International, Inc. and Victor AOP, Inc. dated June 30, 2013 (incorporated by reference to Exhibit 10.43 to the annual report on Form 10-K, filed with the SEC on March 31, 2014)

10.6

First Amendment to Lease Agreement by and between BIO-key International, Inc. and BRE/DP MN LLC dated September 12, 2013 (incorporated by reference to Exhibit 10.44 to the annual report on Form 10-K, filed with the SEC on March 31, 2014)

10.7	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q, filed with the SEC on November 16, 2015)

10.8	BIO-key International, Inc. 2015 Equity Incentive Plan (incorporated by reference to Appendix B to the definitive proxy statement filed with the SEC on December 15, 2015)

10.9

Software License Purchase Agreement Dated November 11, 2015 by and among BIO-key Hong Kong Limited, Shining Union Limited, WWTT Technology China, Golden Vast Macao Commercial Offshore Limited, Giant Leap International Limited (incorporated by reference to Exhibit 10.36 to the registration statement on Form S-1 File No. 333-208747 filed with the SEC on December 23, 2015)**

10.10

Common Stock Purchase Agreement dated May 2, 2017 by and between Registrant and Xanthe Holdings Ltd. (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 8-K, filed with the SEC on May 3, 2017)

10.11	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the SEC on May 3, 2017)

10.12

Form Non-Plan Option Agreement between the Company and certain of its directors, officers, employees and contractors (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed with the SEC on May 15, 2017)***

10.13

Securities Purchase Agreement dated April 3, 2018 by and between the Registrant and Wong Kwok Fong (Kelvin) (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on April 4, 2018)

10.14

Securities Purchase Agreement dated May 23, 2018 by and between the Registrant and Giant Leap International Limited (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on May 30, 2018)

10.15

Securities Purchase Agreement dated May 23, 2018 by and between the Registrant and Micron Technology Development Limited (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the SEC on May 30, 2018)

10.16

Securities Purchase Agreement dated May 31, 2018 by and between the Registrant and Wong Kwok Fong (Kelvin) (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on June 4, 2018)

10.17

Underwriting Agreement dated August 22, 2018 by and between the Registrant and Maxim Group LLP (incorporated by reference to Exhibit 1.1 to the current report on Form 8-K, filed with the SEC on August 27, 2018)

10.18	Form of Common Stock Purchase Warrant dated August 24, 2018 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed with the SEC on August 27, 2018)

10.19	GLP 2nd Amendment to Lease dated July 27, 2018 (incorporated by reference to Exhibit 10.26 to the annual report on Form 10-K, filed with the SEC on April 1, 2019)

10.20	Marlen 4th Amendment to Lease dated June 2, 2018 (incorporated by reference to Exhibit 10.27 to the annual report on Form 10-K, filed with the SEC on April 1, 2019)

10.21

Securities Purchase Agreement dated July 10, 2019 by and between the Registrant and Lind Global Macro Fund, LP. (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q, filed with the SEC on August 14, 2019)

10.22

Security Agreement dated July 10, 2019 by and between the Registrant and Lind Global Macro Fund, LP. (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q, filed with the SEC on August 14, 2019)

10.23

Collateral Sharing Agreement dated July 10, 2019 by and among the Registrant, Lind Global Macro Fund, LP and Versant Funding LLC (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q, filed with the SEC on August 14, 2019)

10.24	$3,060,00 Senior Secured Convertible Promissory Note dated July 10, 2019 (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q, filed with the SEC on August 14, 2019)

10.25	Common Stock Purchase Warrant dated July 10, 2019 (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q, filed with the SEC on August 14, 2019)

10.26	BIO-key International, Inc. Amended and Restated 2015 Equity Incentive Plan (incorporated by reference to Appendix A to the definitive proxy statement filed with the SEC on April 30, 2019)***

21.1	List of subsidiaries of BIO-key International, Inc. (incorporated by reference to Exhibit 21.1 to the annual report on Form 10-K, filed with the SEC on March 30, 2016)

23.1*	Consent of RMSBG

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*  filed herewith

** Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted sections have been filed separately with the Securities and Exchange Commission

*** Management compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-KEY INTERNATIONAL, INC.

Date: May 14, 2020	By:	/s/ MICHAEL W. DEPASQUALE
Michael W. DePasquale
CHIEF EXECUTIVE OFFICER (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. DEPASQUALE	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	May 14, 2020
Michael W. DePasquale

/s/ CECILIA WELCH	Chief Financial Officer (Principal Financial and Accounting Officer)	May 14, 2020
Cecilia Welch

/s/ROBERT J. MICHEL	Director	May 14, 2020
Robert J. Michel

/s/ THOMAS E. BUSH III	Director	May 14, 2020
Thomas E. Bush

/s/ THOMAS GILLEY	Director	May 14, 2020
Thomas Gilley

/s/ WONG KWOK FONG	Director	May 14, 2020
Wong Kwok Fong

/s/ YAO JIANHUI	Director	May 14, 2020
Yao Jianhui

/s/ FABIAN SHIN	Director	May 14, 2020
Fabian Shin

/s/ PIETER KNOOK	Director	May 14, 2020
Pieter Knook

/s/ MANNY ALIA	Director	May 14, 2020
Manny Alia