Form 10-Q
period 2020-03-31
BIO KEY INTERNATIONAL INC
filed 2020-06-08
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

(732) 359-1100

(Registrant’s telephone number, including area code)

Securities registered pursuance to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	BKYI	Nasdaq Capital Market

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of June 5, 2020 was 21,598,544.

EXPLANATORY NOTE

 BIO-key International, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020 in reliance on the 45-day extension provided by an order issued by the U.S. Securities and Exchange Commission (the “SEC”) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), dated March 4, 2020 (Release No. 34-88318), as modified and superseded by SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”).

On May 15, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to timely file the Form 10-Q and, therefore, relied on the Order due to circumstances related to the COVID-19 pandemic. Our management has had to devote significant time and attention to assessing the potential impact of the COVID-19 pandemic and related events on our operations and financial position and developing operational and financial plans to address those matters, which has diverted management resources from completing tasks necessary to file this Quarterly Report by the original due date. In particular, the remote work environment caused by the COVID-19 pandemic resulted in disruptions in the Company’s ability to complete its remaining accounting and review processes for the quarter ended March 31, 2020. This included the facts that the Company was not able to access certain inventory located in China and the professional staff of the Company’s independent public accounting firm were unable to perform certain auditing procedures on the Company’s assets that are located in China related to their audit of the Company’s financial statements for the year ended December 31, 2019. This caused a delay in the compilation and review of certain information required in order to permit the Company to file this Quarterly Report on Form 10-Q for its quarter ended March 31, 2020 by the prescribed date without unreasonable effort or expense due to circumstances related to COVID-19.

BIO-KEY INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION

BIO-KEY International, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$661,937	$79,013
Accounts receivable, net	120,293	126,000
Due from factor	130,670	110,941
Inventory	397,711	429,119
Prepaid expenses and other	166,572	108,397
Investment – non-marketable security	512,821	512,821
Total current assets	1,990,004	1,366,291
Resalable software license rights	68,774	73,802
Equipment and leasehold improvements, net	75,597	95,509
Capitalized contract costs, net	208,499	231,519
Deposits and other assets	8,712	8,712
Operating lease right-of-use assets	520,470	566,479
Intangible assets, net	147,222	154,386
Total non-current assets	1,029,274	1,130,407
TOTAL ASSETS	$3,019,278	$2,496,698

LIABILITIES
Accounts payable	$616,985	$844,557
Due to related parties	66,466	188,737
Accrued liabilities	515,108	572,885
Convertible notes payable, net of debt discount and debt issuance costs	2,301,956	2,255,454
Deferred revenue	413,345	359,212
Operating lease liabilities, current portion	162,886	170,560
Total current liabilities	4,076,746	4,391,405
Operating lease liabilities, net of current portion	353,553	390,466
Total non-current liabilities	353,553	390,466
TOTAL LIABILITIES	4,430,299	4,781,871

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Common stock — authorized, 170,000,000 shares; issued and outstanding; 18,391,122 and 14,411,432 of $.0001 par value at March 31, 2020 and December 31, 2019, respectively	1,839	1,441
Additional paid-in capital	91,793,124	87,436,402
Accumulated deficit	(93,205,984)	(89,723,016)
TOTAL STOCKHOLDERS’ DEFICIT	(1,411,021)	(2,285,173)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,019,278	$2,496,698

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY International, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2020	2019

Revenues
Services	$207,523	$241,610
License fees	235,345	83,208
Hardware	79,617	226,805
	522,485	551,623
Costs and other expenses
Cost of services	70,445	90,829
Cost of license fees	10,456	377,216
Cost of hardware	43,362	136,005
	124,263	604,050
Gross Profit (Loss)	398,222	(52,427)

Operating Expenses
Selling, general and administrative	1,381,399	1,377,033
Research, development and engineering	336,889	374,118
Total Operating Expenses	1,718,288	1,751,151
Operating loss	(1,320,066)	(1,803,578)
Other income (expenses)
Interest income	1	70
Interest expense	(1,551,141)	-
Loss on extinguishment of debt	(499,076)	-
Total Other Income (Expenses)	(2,050,216)	70
Net loss	(3,370,282)	(1,803,508)
Deemed dividends related to down-round features	(112,686)	-
Net loss available to common stockholders	$(3,482,968)	$(1,803,508)

Basic & Diluted Loss per Common Share	$(0.23)	$(0.13)

Weighted Average Shares Outstanding:
Basic & Diluted	15,165,522	13,979,318

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of January 1, 2020	14,411,432	$1,441	$87,436,402	$(89,723,016)	$(2,285,173)
Issuance of common stock pursuant to securities purchase agreements	700,000	70	1,032,430	-	1,032,500
Commitment fee adjustment	-	-	(900,000)	-	(900,000)
Beneficial conversion feature	-	-	641,215	-	641,215
Issuance of common stock pursuant to warrant conversion	972,000	97	1,457,903	-	1,458,000
Conversion of convertible note payable	2,307,690	231	1,499,769	-	1,500,000
Deemed dividends related to down-round features	-	-	112,686	(112,686)	-
Share-based compensation	-	-	512,719	-	512,719
Net loss	-	-	-	(3,370,282)	(3,370,282)
Balance as of March 31, 2020	18,391,122	$1,839	$91,793,124	$(93,205,984)	$(1,411,021)

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of January 1, 2019	13,977,868	$1,398	$85,599,140	$(75,134,316)	$10,466,222
Issuance of common stock for directors’ fees	13,820	1	16,505	-	16,506
Share-based compensation	-	-	509,528	-	509,528
Net loss	-	-	-	(1,803,508)	(1,803,508)
Balance as of March 31, 2019	13,991,688	$1,399	$86,125,173	$(76,937,824)	$9,188,748

The accompanying notes are an integral part of these statements.

BIO-KEY International, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2020	2019

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(3,370,282)	$(1,803,508)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation	19,912	19,292
Amortization of intangible assets	7,164	3,314
Amortization of software license rights	-	281,074
Amortization of capitalized contract costs	36,679	33,510
Amortization of debt discount	218,061	-
Amortization of debt issuance costs	878,398	-
Loss on extinguishment of debt	499,076	-
Amortization of beneficial conversion feature	413,687
Interest expense capitalized to note payable	40,995	-
Operating leases right-of-use assets	46,009	34,864
Stock based directors’ fees	-	16,505
Share based compensation for employees and consultants	512,719	509,528
Change in assets and liabilities:
Accounts receivable	5,707	833,613
Due from factor	(19,729)	(19,142)
Capitalized contract costs	(13,659)	(13,709)
Inventory	31,408	17,921
Resalable software license rights	5,028	26,130
Prepaid expenses and other	(58,175)	(36,928)
Accounts payable	(227,572)	124,534
Accrued liabilities	(57,777)	29,764
Deferred revenue	54,133	136,631
Operating lease liabilities	(44,587)	(32,897)
Net cash (used in) provided by operating activities	(1,022,805)	160,496
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of intangible assets	-	(1,737)
Capital expenditures	-	(23,391)
Net cash used in investing activities	-	(25,128)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	283,000	-
Costs to issue convertible notes	(13,000)	-
Proceeds from warrant exercise	1,458,000	-
Net repayments of related party loans	(122,271)	-
Net cash provided by financing activities	1,605,729	-
NET INCREASE IN CASH AND CASH EQUIVALENTS	582,924	135,368
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	79,013	323,943
CASH AND CASH EQUIVALENTS, END OF PERIOD	$661,937	$459,311

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY International, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2020	2019

Cash paid for:
Interest	$—	$—

Noncash Investing and financing activities
Right-of-use asset addition under ASC 842	$—	$602,937
Operating lease liabilities under ASC 842	$—	$590,342
Deemed dividends related to down-round features	$112,686	$-
Common Stock issued for loan commitment fees	$132,500	$-
Conversion of convertible note payable to common stock	$1,500,000	$-
Beneficial conversion feature	$641,215	$-

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY International Inc., and Subsidiary

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 (Unaudited)

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The balance sheet at December 31, 2019 was derived from the audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on May 14, 2020.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update to the standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Entities can choose to adopt ASU 2018-15 prospectively or retrospectively. The Company has assessed that ASU 2018-15 currently does not have a material impact on its consolidated financial statements.

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

Reclassifications

Certain balance sheet accounts have been reclassified to conform to the 2020 presentation.

2.	GOING CONCERN

The Company has incurred significant losses to date, and at March 31, 2020 had an accumulated deficit of approximately $93 million. In addition, broad commercial acceptance of the Company’s technology is critical to the Company’s success and ability to generate future revenues. At March 31, 2020, the Company’s total cash and cash equivalents were approximately $662,000, as compared to approximately $79,000 at December 31, 2019.

The Company has financed operations in the past through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. The Company estimates that it currently requires approximately $525,000 per month to conduct operations, a monthly amount that it has been unable to achieve consistently through revenue generation.

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

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. To achieve this core principle, the Company applies the following five steps:

●	Identify the contract with a customer
●	Identify the performance obligations in the contract
●	Determine the transaction price
●	Allocate the transaction price to performance obligations in the contract
●	Recognize revenue when or as the Company satisfies a performance obligation

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three-month period:

	North America	South America	EMEA*	Asia	March 31, 2020

License fees	$165,235	$-	$-	$70,110	$235,345
Hardware	56,354	-	-	23,263	79,617
Support and Maintenance	196,316	375	3,767	7,065	207,523
Total Revenues	$417,905	$375	$3,767	$100,438	$522,485

	North America	South America	EMEA*	Asia	March 31, 2019

License fees	$14,208	$-	$-	$69,000	$83,208
Hardware	45,981	400	32,918	147,506	226,805
Support and Maintenance	196,076	2,116	36,418	7,000	241,610
Total Revenues	$256,265	$2,516	$69,336	$223,506	$551,623

*EMEA – Europe, Middle East, Africa

All of the Company's performance obligations, and associated revenue, are generally transferred to customers at a point in time, with the exception of support and maintenance, and professional services, which are generally transferred to the customer over time.

Software licenses

Software license revenue consist of fees for perpetual and software as a service (SaaS) software licenses for one or more of the Company’s biometric fingerprint solutions. Revenue is recognized at a point in time once the software is available to the customer for download. Software license contracts are generally invoiced in full on execution of the arrangement.

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

Support and Maintenance

Support and Maintenance revenue consists of fees for unspecified upgrades, telephone assistance and bug fixes. The Company satisfies its Support and Maintenance performance obligation by providing “stand-ready” assistance as required over the contract period. The Company records deferred revenue (contract liability) at time of prepayment until the contracts term occurs. Revenue is recognized over time on a ratable basis over the contract term. Support and Maintenance contracts are up to one year in length and are generally invoiced either annually or quarterly in advance. Support and Maintenance revenue for SaaS license is carved out of the total license cost at 18% and recognized on a ratable basis over the license term.

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

Transaction Price Allocated to the Remaining Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as at March 31, 2020. The guidance provides certain practical expedients that limit this requirement, which the Company’s contracts meet as follows:

●	The performance obligation is part of a contract that has an original expected duration of one year or less, in accordance with ASC 606-10-50-14.

At March 31, 2020 and December 31, 2019, deferred revenue represents the Company's remaining performance obligations related to prepaid support and maintenance, all of which is expected to be recognized within one year.

Revenue recognized during the three months ended March 31, 2020 from amounts included in deferred revenue at the beginning of the period was approximately $72,000. The Company did not recognize any revenue from performance obligations satisfied in prior periods. Total deferred revenue (contract liability) was $413,345 and $359,212 at March 31, 2020 and December 31, 2019, respectively.

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

As a result of the payment delays from a large customer, the Company has reserved $1,720,000 at March 31, 2020 and December 31, 2019, which represents 100% of the remaining balance owed under the contract. Recoveries of accounts receivable previously written off are recorded when received. Additionally, the Company sold a license sale to a Chinese reseller in December 2018. Revenue was recognized in accordance with ASC 606 in the amount of $1.1 million in 2018. As of December 31, 2019, the second payment due to be paid in March 2019 for $555,555 was still outstanding and payable. As of December 31, 2019, the Company wrote off the amount directly to bad debt expense as it was determined not to be collectible.

Accounts receivable at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
	2020	2019
Accounts receivable - current	$134,078	$139,785
Accounts receivable - non current	1,720,000	1,720,000
	1,854,078	1,859,785

Allowance for doubtful accounts - current	(13,785)	(13,785)
Allowance for doubtful accounts - non current	(1,720,000)	(1,720,000)
	(1,733,785)	(1,733,785)

Accounts receivable, net of allowances for doubtful accounts	$120,293	$126,000

5.	SHARE BASED COMPENSATION

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2020	2019

Selling, general and administrative	$441,308	$453,086
Research, development and engineering	71,411	72,947
	$512,719	$526,033

6.	FACTORING

Due from factor consisted of the following as of:

	March 31,	December 31,
	2020	2019

Original invoice value	$243,170	$233,005
Factored amount	(112,500)	(122,064)
Balance due from factor	$130,670	$110,941

The Company entered into an accounts receivable factoring arrangement with a financial institution (the “Factor”) expiring on October 31, 2020. Pursuant to the terms of the arrangement, the Company, from time to time, sells to the Factor a minimum of $150,000 per quarter of certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 35% of the foreign and 75% of the domestic accounts receivable balance to the Company (the “Advance Amount”), with the remaining balance, less fees, forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. In addition, the Company, from time to time, receives over advances from the Factor. Factoring fees range from 2.75% to 15% of the face value of the invoice factored, and are determined by the number of days required for collection of the invoice. The cost of factoring is included in selling, general and administrative expenses. The cost of factoring was as follows:

	Three Months ended March 31,
	2020	2019

Factoring fees	$32,000	$52,797

7.	INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or net realizable value, and consists primarily of fabricated assemblies and finished goods. Inventory is comprised of the following as of:

	March 31,	December 31,
	2020	2019

Finished goods	$256,353	$287,761
Fabricated assemblies	141,358	141,358
Total inventory	$397,711	$429,119

8.	RESALABLE SOFTWARE LICENSE RIGHTS

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

The Company initially determined the software license rights to be a finite lived intangible asset, and estimated that the software license rights shall be economically used over a 10-year period, with a weighting towards the beginning years of that time-frame. The license rights were acquired during the fourth quarter of 2015, but the usage of such rights in the Company’s products was not generally available until January 2017. Accordingly, amortization began in the first quarter of 2017.

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

During the fourth quarter of 2019, the Company re-evaluated the recoverability of the carrying amount of the balance of license rights, and concluded that there were no significant undiscounted cashflows expected to be generated from the future sale of the license rights. Accordingly, an impairment charge of $6,957,516 was recorded in the fourth quarter of 2019, which reduced the carrying amount of the FingerQ license rights down to zero. Throughout the year, the Company attempted to sell the technology into the mobile market in Asia, but due to, among other things, the trade tension between the US and China, management concluded that the future amortization would not represent an accurate cost to the ongoing business, without corresponding revenue. A total of $281,074 and $176 was charged to cost of sales during the three month period ended March 31, 2019 for amortization and the cost basis of the actual sales, respectively.

On December 31, 2015, the Company purchased third-party software licenses in the amount of $180,000 in anticipation of a large pending deployment that has yet to materialize. The Company is amortizing the total cost over the same methodology described above with the greatest of the two approaches being the actual unit cost per license sold. A total of $5,028 and $25,954 was charged to cost of sales during the three month periods ended March 31, 2020 and March 31, 2019, respectively. Since the license purchase, the actual per unit cost (actual usage) of such license rights in the cumulative amount of $111,226 has been charged to cost of sales, with a carrying balance of $68,774 and $73,802 as of March 31, 2020 and December 31, 2019, respectively.

9.	INVESTMENT

During 2019, the Company purchased a 4,000,000 Hong Kong dollar denominated Bond Certificate with a financial institution in Hong Kong. The Bond Certificate translates to $512,821 U.S. Dollars as of March 31, 2020 and December 31, 2019. The bond has a one-year maturity maturing in June 2020, and 5% interest rate. The Company can invest up to a 20,000,000 Hong Kong dollars under the terms of the certificate.  The bond is recorded on the balance sheet as an investment – non-marketable security. The investment is recorded at amortized cost which approximates fair value, and is currently planned to be held to maturity.

10.	Related Party TRANSACTIONS

The Company has received a series of non-interest-bearing advances from Mr. Wong Kwok Fong, a director of the Company, and Mr. Michael DePasquale, the Company’s Chief Executive Officer, to pay current liabilities. The balance of the advances as at March 31, 2020 was $66,466 and $0, respectively, and as of December 31, 2019 was $74,737 and $114,000, respectively. The balances owed are due on demand.

Sales Incentive Agreement with TTI

On March 25, 2020, the Company entered into a sales incentive agreement Technology Transfer Institute (“TTI”). One of the Company’s board members is the Chief Executive Officer of TTI.  Terms of the agreement include the following:

1.	The term of the agreement is one year unless notice to terminate (as defined) is given. The agreement will be automatically extended for additional one-year terms unless terminated.
2.

For each $5,000,000 in revenue (up to a maximum of $20,000,000) TTI generates during the first year that generates net income of at least 20% (as defined), the Company will pay TTI a sales incentive fee of $500,000 payable by the issuance of 500,000 shares of common stock.

3.

In the event that TTI generates revenue in excess of $20,000,000 during the first year, the Company will issue TTI a five-year warrant to purchase 100,000 shares of Common Stock at an exercise price of $1.50 per share for each $1,000,000 of revenue in excess of $20,000,000 (up to a maximum of $25,000,000).

In no event will the Company be obligated to issue more than 2,000,000 shares of common stock or warrants to purchase more than 500,000 shares of common stock pursuant to this agreement.

There have been no revenue generated or sales incentive fees paid during the three months ended March 31, 2020.

11.	CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of March 31, 2020 and December 31, 2019 consist of the following:

	March 31,	December 31,
	2020	2019

Secured Purchase Agreement dated July 10, 2019	$2,061,472	$2,255,454
January 2020 Note	143,913	-
February 2020 Note	96,571	-
Convertible notes payable, net	$2,301,956	$2,255,454

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

The Original Note was secured by a lien on substantially all of the Company’s assets and properties and was convertible at the option of the Investor in shares of common stock at a fixed conversion price of $1.50 per share. The Company had the right to prepay the Original Note in full at any time without penalty in which event, the Investor had the option of converting 25% of the outstanding principal amount of the Note into shares of common stock.

In connection with the closing of the Original Note, the Company issued a five-year warrant to the Investor to purchase 2,000,000 shares of common stock at a fixed exercise price of $1.50 per share, paid a $50,000 commitment fee, and issued 266,667 shares of common stock in payment of a $400,000 due diligence fee. The Company also paid banker fees of $193,500 and legal fees of $71,330. The valuation of the warrant of $595,662 was recorded to debt discount and was amortized over the life of the Note. The fees associated with the agreement were allocated to debt issuance costs and additional paid-in capital based on the respective ratio of the valuation of the note and warrant. Amortization of the debt issuance costs and debt discount are included in interest expense on the statement of operations.

On March 12, 2020, the Company issued a $3,789,000 principal amount senior secured convertible note (the “Amended Note”), which replaced the Original Note. The principal amount was due and payable in full on April 13, 2020. The Amended Note is secured by a lien on substantially all of the Company’s assets and properties and is convertible at the option of the Investor into shares of common stock at a fixed conversion price of $0.65 per share. Due to the debt restructuring, the balance of the Amended Note was increased by an additional $729,000 in interest. The Company accounted for the transaction as a debt extinguishment, and therefore, the balance of the fees and unamortized discount associated with the Original Note were written off and included as loss on extingushment of debt. On the day of the conversion, the closing stock price for the day was $0.76, which resulted in a beneficial conversion of $0.11 per share outstanding or $641,215 to be amortized to interest expense over the term of the Amended Note as adjusted for any debt conversion. At March 31, 2020, the Investor converted $1,500,000 into 2,307,690 shares of common stock.

On April 12, 2020, and May 6, 2020, the Company entered into amendments (the “Amendments”) to the Amended Note.  The Amendments extended the maturity date to June 12, 2020 and extended the Investor’s right to convert the Amended Note into shares of the Company’s common stock at a price of $0.65 per share through June 12, 2020. All other provisions of the Amended Note remain the same. As of the date of this report, the Investor has converted $3,500,000 into 5,384,610 shares of common stock and the remaining principal balance is $289,000.

Until the second anniversary of the closing, the Investor has the right to purchase up to 20% of the securities the Company issues in any future private placement, subject to certain exceptions for, among other things, strategic investments.

Secured convertible note payable relating to the Amended and Original Notes, net of unamortized debt discount and debt issuance costs consisted of:

	March 31,	December 31,
	2020	2019
Principal amount	$3,789,000	$3,060,000
Less: conversion of principal into shares of common stock	(1,500,000)	-
Net Principal amount	2,289,000	3,060,000

Less: unamortized debt discount and beneficial conversion feature	(227,528)	(574,330)
Less: unamortized debt issuance costs	-	(230,216)
Notes payable, net of unamortized debt discount and debt issuance costs	$2,061,472	$2,255,454

January 2020 Note

On January 13, 2020, the Company issued a $157,000 principal amount secured 10% convertible redeemable note (the “January 2020 Note”) to an institutional investor with a maturity date of June 13, 2020 which is convertible into common stock at a conversion price of $1.50 per share. The January 2020 Note is redeemable at any time by payment of a premium to the principal balance starting at 10% and increasing to 30%. At the closing, the Company agreed to issue 650,000 shares of common stock in lieu of payment of a $75,000 commitment fee which would be reduced to 50,000 shares if the January 2020 Note is repaid prior to the maturity date.  The Company paid $7,000 of legal fees for the January 2020 Note.

Convertible note payable relating to the January 2020 Note, net of unamortized debt issuance costs consisted of:

	March 31,	December 31,
	2020	2019
Principal amount	$157,000	$-
Add: prepayment premium	23,550	-
Add: accrued interest	3,270	-
Less: unamortized debt issuance costs	(39,907)	-
Notes payable, net of unamortized debt issuance costs	$143,913	$-

February 2020 Note

On February 13, 2020, the Company issued a $126,000 principal amount secured 10% convertible redeemable note (the “February 2020 Note”) to an institutional investor with a maturity date of July 13, 2020 which is convertible into common stock at a conversion price of $1.15 per share. If the Company offers a conversion discount or other more favorable conversion terms, then the investor shall be allowed to convert this February 2020 Note at the same price.  On March 12, 2020, the Original Note was amended to convert at the option of the Investor into shares of common stock at a fixed conversion price of $0.65 per share, which triggered the more favorable conversion terms and resulted in an additional deemed dividend expense of $70,998. The February 2020 Note  is redeemable at any time by payment of a premium to the principal balance starting at 10% and increasing to 30%.   At the closing, the Company agreed to issue 550,000 shares of common stock in lieu of payment of a $57,500 commitment fee which would be reduced to 50,000 shares if the February 2020 Note is repaid prior to the maturity date.  To date, the Company has only issued 50,000 shares at the request of the lender. The Company paid $6,000 of legal fees for the February 2020 Note.

Secured convertible note payable relating to the February 2020 Note, net of unamortized debt issuance costs consisted of:

	March 31,	December 31,
	2020	2019
Principal amount	$126,000	$-
Add: prepayment premium	12,600	-
Add: accrued interest	1,575	-
Less: unamortized debt issuance costs	(43,604)	-
Notes payable, net of unamortized debt issuance costs	$96,571	$-

12.	LEASES

The Company’s leases office space in New Jersey, Hong Kong and Minnesota with lease termination dates of 2023, 2020, and 2022, respectively. The leases include non-lease components with variable payments. The following tables present the components of lease expense and supplemental balance sheet information related to the operating leases, for the three months ended and as of:

March 31,
2020

Lease cost
Operating lease cost	$53,723
Total lease cost	$53,723

Balance sheet information
Operating ROU assets	$520,470

Operating lease liabilities, current portion	$162,886
Operating lease liabilities, non-current portion	353,553
Total operating lease liabilities	$516,439

Weighted average remaining lease term (in years) – operating leases	3.13
Weighted average discount rate – operating leases	5.50%

Supplemental cash flow information related to leases were as follows, for the three months ended March 31, 2019:

Cash paid for amounts included in the measurement of operating lease liabilities	$52,301

Maturities of operating lease liabilities were as follows:

2020 (remaining nine months)	$145,424
2021	170,853
2022	160,817
2023	89,226
Total future lease payments	566,320
Less: imputed interest	(49,881)
Total	$516,439

13.	EARNINGS PER SHARE (“EPS”)

The Company’s basic EPS is calculated using net income (loss) available to common shareholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible preferred stock.

The basic and diluted EPS calculations was as follows for the three month periods ended March 31, 2020 and 2019:

	Three Months ended March 31,
	2020	2019

Basic and Diluted Numerator:

Net loss	$(3,370,282)	$(1,803,508)
Deemed dividends related to down-round features	(112,686)	-
Net loss available to common stockholders (basic and diluted)	$(3,482,968)	$(1,803,508)

The following table summarizes the weighted average securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the net losses for the three months ended March 31, 2020 and 2019:

	Three Months ended March 31,
	2020	2019

Stock options	476	-
Warrants	11,121	-
Convertible Notes	3,735,770	-
Total	3,747,367	-

The following table sets forth options and warrants which were excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months Ended March 31,
	2020	2019

Stock options	1,640,964	1,794,737
Warrants	2,201,889	3,780,976
Total	3,842,853	5,575,713

14.	STOCKHOLDERS’ EQUITY

Preferred Stock

Within the limits and restrictions provided in the Company’s Certificate of Incorporation, the Board of Directors has the authority, without further action by the shareholders, to issue up to 5,000,000 shares of preferred stock, $.0001 par value per share, in one or more series, and to fix, as to any such series, any dividend rate, redemption price, preference on liquidation or dissolution, sinking fund terms, conversion rights, voting rights, and any other preference or special rights and qualifications. As of March 31, 2020, 100,000 shares of preferred stock have been designated as Series A-1 Convertible Preferred Stock and 105,000 shares of preferred stock have been designated as Series B-1 Convertible Preferred Stock. There was no preferred stock outstanding as of March 31, 2020 or December 31, 2019.

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

Securities Purchase Agreement dated September 23, 2015

On September 23, 2015, the Company issued a warrant (the “2015 Warrants”) to purchase 69,445 shares of common stock in connection with the issuance of a promissory note. The warrants were immediately exercisable at an initial exercise price of $3.60 per share and have a term of five years.

The 2015 Warrants have customary anti-dilution protections including a "full ratchet" anti-dilution adjustment provision which are triggered in the event the Company sells or grants any additional shares of common stock, options, warrants or other securities that are convertible into common stock at a price lower than $3.60 per share. The anti-dilution adjustment provision is not triggered by certain "exempt issuances" which among other issuances, includes the issuance of shares of common stock, options or other securities to officers, employees, directors, consultants or service providers.

On August 24, 2018 the Company issued common stock and warrants to certain investors at a purchase price of $1.50 per unit which triggered the anti-dilution provisions included in the 2015 Warrants. As a result, the number of shares of common stock issuable upon the full exercise of the 2015 Warrants was increased from 69,445 to 166,668 shares, and the exercise price was reduced from $3.60 to $1.50 per share.

On February 14, 2020, the February 2020 Note was issued a conversion price of $1.15 that triggered the anti-dilution provisions included in these warrants. Also, the amendments to the Original Note reduced the conversion price of such note to $0.65 which also triggered the anti-dilution provision of the 2015 Warrants.   As a result of the forgoing transactions, the number of shares of common stock issuable upon the full exercise of the 2015 Warrants increased to 384,618, the exercise was reduced to $0.65 per share, and the Company recorded a non-cash deemed dividend in amount of $41,688.

Common Stock

On March 21 and 28, 2019, the Company issued 13,820 shares of common stock to its directors in payment of board and board committee fees valued at $16,506.  There were no shares of common stock issued in payment of board and board commitment fees in the three months ended March 31, 2020.

Issuances of Stock Options

On March 21, 2019, the Company issued options to purchase 235,334 shares of common stock to certain officers, employees, and contractors. The options have a three year vesting period, seven year term, and exercise price of $1.18.  The Company did not issue any options in the three months ended March 31, 2020.

15.	FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, due from factor, accounts payable and accrued liabilities are carried at, or approximate, fair value because of their short-term nature. The carrying values of the convertible debt and operating lease obligation approximated their fair values as of March 31, 2020 and December 31, 2019 as the interest rates approximated market.

16.	MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLES

For the three months ended March 31, 2020 and 2019, three customers accounted for 71% of revenues and two customers accounted for 56% of revenues, respectively. Two customers accounted for 37% of current accounts receivable as of March 31, 2020. At December 31, 2019, three customers accounted for 18%, 16% and 14% of current accounts receivable, respectively.

17.	SUBSEQUENT EVENTS

Refer to Note 11 for subsequent events related to the conversions of the Amended Note.

On April 2, 2020, the Company issued 6,850 shares of common stock to its directors in payment of meeting fees. Additionally, the Company issued a stock option to a new employee for 5,000 shares with three-year vesting period.

On April 20, 2020, the Company entered into a Paycheck Protection Program Term Note (the “SVB Note”) with Silicon Valley Bank (“SVB”) pursuant to the Paycheck Protection Program (the “Program”) of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. The Company received total proceeds of $340,000 which will be used in accordance with the requirements of the CARES Act.  The Company will apply to SVB for forgiveness of amounts due on the SVB Note to the extent they are used for eligible payroll costs, rent obligations, and covered utility payments incurred during the “covered period” following disbursement under the SVB Note.  Until the six-month anniversary of the date of the SVB Note (the “Deferral Expiration Date”), neither principal nor interest is due and payable. On the Deferral Expiration Date, the outstanding principal of the SVB Note that is not forgiven will convert to an amortizing term loan at an interest rate of 1% per annum requiring equal monthly payments of principal and interest through November 20, 2022.  While these are the initial guidelines, we are monitoring the announcements for the issuance of the final guidelines.

On May 6, 2020, the Company issued a $2,415,000 principal amount senior secured convertible note (the “Note”).  At closing, $2,100,000 was funded. The principal amount is due and payable in five equal monthly installments of $268,333 beginning seven months after the funding date with the remaining balance due on the twelfth month after the date of funding. The Note is convertible at a fixed convertible price of $1.16 per share. In connection with the issuance of the Note, the Company paid a $133,333 due diligence fee by issuing 114,943 shares to the Investor priced at $1.16. The Company also issued a warrant to purchase 1,900,000 shares of common stock at a fixed exercise price of $1.16 and paid a placement fee of 7% of the gross proceeds to a placement agent.

On May 12, 2020, the Company issued 7,077 shares of common stock to its directors in payment of meeting fees.  Additionally, the Company issued a warrant to an investor for 125,000 shares for a business referral.

On May 14, 2020, the Company issued 1,632 shares of common stock to its directors in payment of committee meeting fees.

Subsequent to period-end, due to the effects of the worldwide coronavirus pandemic, the Company is closely monitoring its operations, liquidity, and capital resources. The COVID-19 outbreak has caused us to migrate to a remote business model for our sales, marketing, administrative and executive teams.  Research and development and production are adjusting to the new landscape to maintain production as best as possible considering the conditions and regulations. We continue to monitor the situation closely and it is possible that we will implement further measures. Since we qualify as an essential business in New Jersey because we serve the healthcare industry, we have been able to access inventory to fulfill orders and ship products as required. We are actively working to minimize the current and future impact of this unprecedented situation. As of the date of issuance of these financial statements, the full impact to the Company’s financial position is not known.

The Company has reviewed subsequent events through the date of this filing.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts contained in this Report on Form 10-Q, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in the forward-looking statements are reasonable, we cannot be sure that they will be achieved. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: our history of losses and limited revenue; our ability to raise additional capital; our ability to protect our intellectual property; changes in business conditions; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; security breaches; competition between us and other companies in the biometric technology industry; market acceptance of biometric products generally and our products under development; our ability to execute and deliver on contracts in Africa, our ability to expand into Asia, Africa and other foreign markets; the duration and severity of the current coronavirus COVID-19 pandemic and its effect on our business operations, sales cycles, personnel, and the geographic markets in which we operate; delays in the development of products and statements of assumption underlying any of the foregoing as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to and should be read in conjunction with our unaudited condensed consolidated financial statements and related information contained herein and our audited financial statements as of December 31, 2019.

OVERVIEW

BIO-key International, Inc. (the “Company”, “we” or “us”) develops and market advanced fingerprint biometric identification and identity verification technologies, as well as related identity management and credentialing fingerprint biometric hardware and software solutions. We were pioneers in developing automated, finger identification technology that supplements or compliments other methods of identification and verification, such as personal inspection identification, passwords, tokens, smart cards, ID cards, PKI, credit card, passports, driver’s licenses, OTP or other forms of possession or knowledge-based credentialing. Advanced BIO-key® technology has been and is used to improve both the accuracy and speed of competing finger-based biometrics. Our solutions are used by customers in every sector of our economy including government, financial services, education, manufacturing, retail, and call centers.

We provide the ability to positively identify and authenticate individuals before granting access to valuable corporate resources, web portals or applications in seconds. Powered by our patented Vector Segment Technology (VST™), WEB-key® and BSP development kits are fingerprint biometric solutions that provide interoperability with dozens of reader manufacturers, enabling application developers and integrators to integrate fingerprint biometrics into their applications.

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

Products

We also offer a full line of easy to use finger scanners for both enterprise and consumer markets. Our SideSwipe®, SideTouch® and EcoID® scanners are plug and play compatible with Microsoft Windows and our Q-180 Touch reader is a Micro USB compatible fingerprint reader for Android devices. The readers are currently sold in the Microsoft stores, as well as through their on-line channel, on Amazon, and through our website. In 2018, we introduced OmniPass Consumer, a secure biometric-enabled application to manage multiple passwords for online apps, services, or accounts.

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

Strategic Outlook And Recent Developments

Historically, our largest market has been access control within highly regulated industries such as government, financial services, and healthcare.  During 2019, we became the go-to biometric authentication provider for board of election offices as eight offices deployed our hardware and software to secure internal access to the voter registration database. We will seek to extend this footprint in 2020 and beyond.

In 2020, we entered into a sales incentive agreement with Technology Transfer Institute (“TTI”) to pursue market opportunities in the continent of Africa and compete for large-scale ID products in Africa and the surrounding region. The World Bank announced that it has dedicated $443M in funds to support government ID, voter ID, SIM Card registration programs throughout Africa and the surrounding countries. Working with our partner TTI, we expect to begin deploying several large-scale identity and access projects in the second quarter of 2020. We are in the process of establishing an African subsidiary to work closely with TTI who has been awarded contracts of $45M and $30M. Under the first contract, we will provide biometric authentication to support the infrastructure of a new e-commerce project developed with the expectation to generate more than one million jobs in Nigeria. The second contract provides for  BIO-key hardware and software to  be used by a leading African telecommunications company to secure internal access to customer data. Based on information available today, Africa and the surrounding regions are receiving government funding to expand the use of biometric authentication solutions to help establish trustworthy government programs and reduce fraud.  As described below, the COVID-19 pandemic has and may continue to delay the rollout of these programs.

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

●	Consumer mobile credentialing, including mobile payments, credit and payment card programs, data and application access, and commercial loyalty programs.
●	Demand for BIO-key hardware products from Windows 10 users and Fortune 500 companies.
●	Government services and highly regulated industries including, Medicare, Medicaid, Social Security, Drivers Licenses, Campus and School ID, Passports/Visas.
●	Continued growth in the Asia Pacific region.
●	New remote authentication challenges – which our solutions are ideally suited to address.
●	New opportunity to market remote security solutions which have been accelerated due to the COVID-19 pandemic.

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

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, and, in the following weeks, many U.S. states and localities issued lockdown orders impacting our operations. Since then, the COVID-19 situation within the U.S. has rapidly escalated and has severely restricted the level of economic activity around the world. The COVID-19 outbreak has caused us to migrate to a remote business model for our sales, marketing, administrative and executive teams. Research and development and production are adjusting to the new landscape to maintain production as best as possible considering the conditions and regulations. We continue to monitor the situation closely and it is possible that we will implement further measures. Since we qualify as an essential business in New Jersey because we serve the healthcare industry, we have been able to access inventory to fulfill orders and ship products as required. The pandemic has extended sales cycles and delayed deployments in most markets in which we operate, particularly in Africa which remains subject to shut-down and shelter at home orders. We continue to conduct business daily and are actively closing transactions throughout the current climate, with no changes to personnel.

The complications caused by the pandemic have forced organizations to quickly adapt to a work from home remote business model. This increases the risk of unauthorized users, phishing attacks, and hackers eager to take advantage of the challenges of securing remote workers. We believe that biometrics should play a key role in remote user authentication.

Critical Accounting Policies

For detailed information regarding our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2019.  There have been no material changes to our critical accounting policies and estimates from those disclosed in our most recent Annual Report on Form 10-K.

Recent Accounting Pronouncements

For detailed information regarding recent account pronouncements, see Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2020 AS COMPARED TO MARCH 31, 2019

Consolidated Results of Operations - Percent Trend

	Three Months Ended March 31,
	2020	2019
Revenues
Services	40%	44%
License fees	45%	15%
Hardware	15%	41%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	14%	17%
Cost of license fees	2%	68%
Cost of hardware	8%	25%
Total Cost of Goods Sold	24%	110%
Gross profit	76%	-10%

Operating expenses
Selling, general and administrative	264%	249%
Research, development and engineering	64%	68%
Total Operating Expenses	329%	317%
Operating loss	-253%	-327%

Other income (expenses)	-392%	-%

Net loss	-645%	-327%

Revenues and cost of goods sold

	Three months ended
	March 31,
	2020	2019	$ Change	% Change

Revenues
Service	$207,523	$241,610	$(34,087)	-14%
License	235,345	83,208	152,137	183%
Hardware	79,617	226,805	(147,188)	-65%
Total Revenue	$522,485	$551,623	$(29,138)	-5%

Cost of goods sold
Service	$70,445	$90,829	$(20,384)	-22%
License	10,456	377,216	(366,760)	-97%
Hardware	43,362	136,005	(92,643)	-68%
Total COGS	$124,263	$604,050	$(479,787)	-79%

Revenues

For the three months ended March 31, 2020, service revenues were $207,523 as compared to $241,610 during the three months ended March 31, 2019, a decrease of $34,087, or 14%. The decrease was due to a decline in recurring service revenue due to the timing of payments received for year-end renewals.

For the three months ended March 31, 2020, license revenue increased to $235,345 or 183% from $83,208 during the three months ended March 31, 2019. The increase was due to an increase in new customers, and for continued expansion of biometric ID deployments with several commercial partners, and several healthcare facilities, voter registration offices, and banks.

Hardware sales decreased during the three months ended March 31, 2020 by approximately $147,188, or 65%, to $79,617 from $226,805 during the three months ended March 31, 2019. The decrease resulted from an approximate $34,000 reduction in the shipment of locks and an approximate $113,000 reduction in shipments of fingerprint readers due to smaller orders in 2020 as compared to 2019.

Costs of goods sold

For the three months ended March 31, 2020, cost of service decreased approximately $20,000 or 22% to $70,445 as a result of reduced support required for ongoing maintenance, compared to the three months ended March 31, 2019 where costs are reclassed from research and development resources to cost of goods sold as needed. For the three months ended March 31, 2020, license fees decreased to $10,456 from $377,216 during the three months ended March 31, 2019, largely due to decrease of approximately $281,000 in amortization of the software rights which is included in cost of license fees on the statement of operations. For the three months ended March 31, 2020, hardware costs decreased to $43,362 from $136,005 during the three months ended March 31, 2019, related to lower costs associated with less hardware revenue.

Selling, general and administrative

	Three months ended
	March 31,
	2020	2019	$ Change	% Change

Selling, general and administrative	$1,381,399	$1,377,033	$4,366	0%

Selling, general and administrative expenses for the three months ended March 31, 2020 increased less than 1% to $1,381,399 as compared to $1,377,033 for the corresponding period in 2019. The increase was due to travel costs associated with securing contracts in Africa, marketing and shareholder relations. These amounts were offset by a decreases in Hong Kong business costs, factoring fees, show attendance, and booth costs.

Research, development and engineering

	Three months ended
	March 31,
	2020	2019	$ Change	% Change

Research, development and engineering	$336,889	$374,118	$(37,229)	-10%

For the three months ended March 31, 2020, research, development and engineering expenses decreased 10% to $336,889 as compared to $374,118 for the corresponding period in 2019. Included in the decrease were reductions in personnel expense and reduced development expenses by our Hong Kong subsidiary.

Other income (expense)

	Three months ended
	March 31,
	2020	2019	$ Change	% Change

Other income (expense)	$(2,050,215)	$70	$(2,050,286)	-2.9M	%

Other income (expense) for the 2020 period related to the interest expense, which included the amortization of a beneficial conversion feature and amortization of debt discounts and debt issuance costs in approximate amount of $1,551,000 and a loss on the extinguishment of a convertible debt financing in an approximate amount of $500,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating activities overview

Net cash used for operations during the three months ended March 31, 2020 was approximately $1,023,000. Items of note included:

●	Net positive cash flows related to accounts receivable, inventory, and deferred revenue of approximately $91,000.

●

Net positive cash flows related to adjustments for non-cash expenses for including depreciation, amortization of intangible assets and debt discounts and issuance costs, loss on extinguishment of debt, the amortization of a beneficial conversion feature, non-cash interest expense, and share-based compensation of approximately $2,672,000.

●	Negative cash flows related to changes in contract costs, factoring, prepayments, accounts payables, and accruals of approximately $377,000, due to working capital management.

Financing activities overview

Approximately $1,606,000 was provided by financing activities during the three months ended March 31, 2020 from the issuance of convertible notes, less fees, and exercise of warrants net of approximately $122,000 from the net repayment of related party loans.

We had negative net working capital at March 31, 2020 of approximately $2,087,000 as compared to negative net working capital of approximately $3,000,000 at December 31, 2019.

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

On August 24, 2018, we completed a public offering of units consisting of 1,380,000 shares of common stock and warrants to purchase 1,035,000 shares of common stock for an aggregate gross proceed of $2,070,000, or $1.50 per unit.  During the quarter ending March 31, 2020, 972,000 of the warrants were converted to common stock at $1,50 resulting in proceeds of $1,428,000 to the Company.

On July 10, 2019, we issued a $3,060,000 principal amount senior secured convertible note (the “Original Note”) to an institutional investor. At closing, $2,550,000 was funded. The Note was secured by a lien on substantially all of our assets and properties and was convertible into shares of our common stock at a fixed conversion price of $1.50 per share.  Pursuant to amendments in the first and second quarter of 2020, we amended the Original Note to increase the principal amount to $3,789,000 as a result of interest and penalties, accelerated the maturity date to June 13, 2020, and reduced the conversion price to $0.65 per share (the “Amended Note”).  As a result of conversions of amounts due under the Amended Note into shares of the Company’s common stock, the current outstanding principal amount of the Amended Note is $289,000.

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

On April 20, 2020, we entered into a Paycheck Protection Program Term Note (the “SVB Note”) with Silicon Valley Bank (“SVB”) pursuant to the Paycheck Protection Program (the “Program”) of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. We received total proceeds of $340,000 which will be used in accordance with the requirements of the CARES Act. We will apply to SVB for forgiveness of amounts due on the SVB Note to the extent they are used for eligible payroll costs, rent obligations, and covered utility payments incurred during the “covered period” following disbursement under the SVB Note.   Until the six-month anniversary of the date of the SVB Note (the “Deferral Expiration Date”), neither principal nor interest is due and payable. On the Deferral Expiration Date, the outstanding principal of the SVB Note that is not forgiven will convert to an amortizing term loan at an interest rate of 1% per annum requiring equal monthly payments of principal and interest through November 20, 2022. While these are the initial guidelines, we are monitoring the announcements for the issuance of the final guidelines.

On May 6, 2020, we issued a $2,415,000 principal amount senior secured convertible note (the “Note”).  The principal amount is due and payable in five equal monthly installments of $268,333 beginning seven months after the funding date with the remaining balance due in on the twelfth month after the date of funding.  The Note is convertible at a fixed convertible price of $1.16.

Liquidity outlook

At March 31, 2020, our total cash and cash equivalents were approximately $662,000, as compared to approximately $79,000 at December 31, 2019.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We estimate that we currently require approximately $525,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation. During the first quarter of 2020 we generated approximately $522,000 of revenue, which is below our average monthly requirements.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On January 13, 2020, the Company issued a $157,000 principal amount convertible note and 75,000 shares of common stock in payment of a $50,000 commitment fee. The note is due on June 13, 2020, and is convertible into common stock at a conversion price of $1.50 per share. The foregoing securities were issued in a private placement transaction to one accredited investor pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, without general solicitation or advertising of any kind and without payment of placement agent or brokerage fees to any person.

On February 13, 2020, the Company issued a $126,000 principal amount convertible note (the “February 2020 Note”) and 50,000 shares of common stock in payment of a $57,500 commitment fee. The note is due July 13, 2020 and is convertible into common stock at a conversion price of $1.15 per share. The foregoing securities were issued in a private placement transaction to one accredited investor pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, without general solicitation or advertising of any kind and without payment of placement agent or brokerage fees to any person.

ITEM 6.	Exhibits

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q.

Exhibit No.	Description

10.1	Sales Incentive Agreement with Technology Transfer Institute dated March 25, 2020.

10.2	Form of Technology Transfer Institute Warrant.

10.3	Amended and Restated Senior Secured Convertible Promissory Note, due April 13, 2020 issued by the Company to Lind Global Macro Fund, LP.

10.4	Amendment to Amended and Restated Senior Secured Convertible Promissory Note, due April 13, 2020 by and between the Company and Lind Global Macro Fund, LP dated April 12, 2020.

10.5	Securities Purchase Agreement dated May 6, 2020 by and between the Company and Lind Global Macro Fund, LP.

10.6	$2,415,000 Senior Secured Convertible Promissory Note dated May 6, 2020.

10.7	Common Stock Purchase Warrant dated May 6, 2020.

10.8	Amended and Restated Security Agreement dated May 6, 2020 by and between the Company and Lind Global Macro Fund, LP.

10.9	Amendment No. 2 to Amended and Restated Senior Secured Convertible Promissory Note, due April 13, 2020 by and between the Company and Lind Global Macro Fund, LP dated May 13, 2020.

31.1	Certificate of CEO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of CFO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350

32.2	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-Key International, Inc.

Dated: June 8, 2020	/s/ MICHAEL W. DEPASQUALE
Michael W. DePasquale
Chief Executive Officer

Dated: June 8, 2020	/s/ CECILIA C. WELCH
Cecilia C. Welch
Chief Financial Officer