Form 10-Q
period 2020-06-30
BIO KEY INTERNATIONAL INC
filed 2020-08-14
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☒
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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of August 12, 2020 is 60,434,315.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

PART I -- FINANCIAL INFORMATION

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$886,664	$79,013
Accounts receivable, net	315,341	126,000
Due from factor	79,634	110,941
Inventory	388,898	429,119
Prepaid expenses and other	98,641	108,397
Investment	516,121	512,821
Total current assets	2,285,299	1,366,291
Resalable software license rights	68,774	73,802
Equipment and leasehold improvements, net	95,545	95,509
Capitalized contract costs, net	176,345	231,519
Deposits and other assets	8,712	8,712
Operating lease right-of-use assets	552,954	566,479
Intangible assets, net	2,147,197	154,386
Goodwill	417,171	-
Total non-current assets	3,466,698	1,130,407
TOTAL ASSETS	$5,751,997	$2,496,698

LIABILITIES
Accounts payable	$668,474	$844,557
Accounts payable – related party	66,466	188,737
Accrued liabilities	380,462	572,885
Convertible notes payable, net of debt discount and debt issuance costs	2,201,017	2,255,454
Note payable - PistolStar	500,000	-
Deferred revenue	602,779	359,212
Operating lease liabilities, current portion	204,282	170,560
Total current liabilities	4,623,480	4,391,405
Operating lease liabilities, net of current portion	346,064	390,466
Total non-current liabilities	346,064	390,466
TOTAL LIABILITIES	4,969,544	4,781,871

Commitments

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock — authorized, 170,000,000 shares; issued and outstanding; 22,181,315 and 14,411,432 of $.0001 par value at June 30, 2020 and December 31, 2019, respectively	2,218	1,441
Additional paid-in capital	95,558,928	87,436,402
Accumulated deficit	(94,778,693)	(89,723,016)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	782,453	(2,285,173)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,751,997	$2,496,698

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues
Services	$229,503	$231,993	$437,026	$473,603
License fees	23,542	60,300	258,887	143,508
Hardware	54,097	436,090	133,714	662,895
Total revenues	307,142	728,383	829,627	1,280,006
Costs and other expenses
Cost of services	92,672	58,421	163,117	149,250
Cost of license fees	8,255	372,327	18,711	749,543
Cost of hardware	47,527	248,678	90,889	384,683
Total costs and other expenses	148,454	679,426	272,717	1,283,476
Gross profit (loss)	158,688	48,957	556,910	(3,470)

Operating Expenses
Selling, general and administrative	1,211,928	1,058,671	2,593,327	2,435,704
Research, development and engineering	318,573	301,217	655,462	675,335
Total Operating Expenses	1,530,501	1,359,888	3,248,789	3,111,039
Operating loss	(1,371,813)	(1,310,931)	(2,691,879)	(3,114,509)
Other income (expense)
Interest income	25,801	54	25,802	124
Government grant – Paycheck Protection Program	340,819	-	340,819	-
Interest expense	(567,516)	(114,866)	(2,118,657)	(114,866)
Loss on extinguishment of debt	-	-	(499,076)	-
Total other income (expense), net	(200,896)	(114,812)	(2,251,112)	(114,742)
Net loss	(1,572,709)	(1,425,743)	(4,942,991)	(3,229,251)
Deemed dividends related to down-round features	-	-	(112,686)	-
Net loss available to common stockholders	$(1,572,709)	$(1,425,743)	$(5,055,677)	$(3,229,251)

Basic and diluted loss per common share	$(0.08)	$(0.10)	$(0.28)	$(0.23)

Weighted Average Common Shares Outstanding:
Basic and diluted	20,864,866	14,117,062	18,030,939	14,048,570

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of January 1, 2020	14,411,432	$1,441	$87,436,402	$(89,723,016)	$(2,285,173)
Issuance of common stock pursuant to securities purchase agreements	700,000	70	1,032,430	-	1,032,500
Commitment fee adjustment	-	-	(900,000)	-	(900,000)
Beneficial conversion feature	-	-	641,215	-	641,215
Issuance of common stock pursuant to warrant exercises	972,000	97	1,457,903	-	1,458,000
Issuance of common stock for conversion of convertible note payable	2,307,690	231	1,499,769	-	1,500,000
Deemed dividends related to down-round features	-	-	112,686	(112,686)	-
Share-based compensation	-	-	512,719	-	512,719
Net loss	-	-	-	(3,370,282)	(3,370,282)
Balance as of March 31, 2020	18,391,122	$1,839	$91,793,124	$(93,205,984)	$(1,411,021)
Issuance of common stock for directors’ fees	17,140	2	15,005	-	15,007
Issuance of common stock pursuant to securities purchase agreements	251,518	25	145,308	-	145,333
Warrants issued with convertible notes	-	-	1,388,339	-	1,388,339
Warrant issued for consulting fees	-	-	94,655	-	94,655
Legal and commitment fees	-	-	(199,328)	-	(199,328)
Issuance of common stock for conversion of convertible note payable	3,521,535	352	2,288,648	-	2,289,000
Share-based compensation	-	-	33,177	-	33,177
Net loss	-	-	-	(1,572,709)	(1,572,709)
Balance as of June 30, 2020	22,181,315	$2,218	$95,558,928	$(94,778,693)	$782,453

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of January 1, 2019	13,977,868	$1,398	$85,599,140	$(75,134,316)	$10,466,222
Issuance of common stock for directors’ fees	13,820	1	16,505	-	16,506
Share-based compensation	-	-	509,528	-	509,528
Net loss	-	-	-	(1,803,508)	(1,803,508)
Balance as of March 31, 2019	13,991,688	$1,399	$86,125,173	$(76,937,824)	$9,188,748
Issuance of common stock for directors’ fees	4,235	-	5,505	-	5,505
Issuance of common stock pursuant to securities purchase agreements	300,000	30	449,970	-	450,000
Commitment fee adjustment	-	-	(270,000)	-	(270,000)
Share-based compensation	-	-	125,549	-	125,549
Net loss	-	-	-	(1,425,743)	(1,425,743)
Balance as of June 30, 2019	14,295,923	$1,429	$86,436,197	(78,363,567)	$8,074,059

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(4,942,991)	$(3,229,251)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	39,919	39,903
Amortization of intangible assets	12,189	6,628
Amortization of software license rights	-	562,150
Amortization of capitalized contract costs	73,660	67,774
Amortization of debt discount	398,929	15,467
Amortization of debt issuance costs	981,529	56,200
Operating leases right-of-use assets	92,632	70,180
Loss on extinguishment of debt	499,076	-
Amortization of beneficial conversion feature	641,215	-
Interest expense capitalized to note payable	96,984	-
Share and warrant-based compensation for employees and consultants	640,551	635,077
Stock based directors’ fees	15,007	22,011
Change in assets and liabilities:
Accounts receivable	(4,549)	884,132
Due from factor	31,307	(81,886)
Capitalized contract costs	(18,486)	(26,861)
Inventory	40,221	(12,874)
Resalable software license rights	5,028	35,043
Prepaid expenses and other	19,241	(23,781)
Accounts payable	(298,797)	526,233
Accrued liabilities	(192,917)	166,018
Deferred revenue	(9,601)	97,652
Operating lease liabilities	(89,787)	(66,246)
Net cash used for operating activities	(1,969,640)	(256,431)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of PistolStar	(2,000,000)	(1,736)
Cash acquired from purchase of PistolStar	100,747	-
Proceeds from maturity of investment	512,821	-
Purchase of investment	(516,121)	-
Capital expenditures	(3,489)	(28,753)
Net cash used for investing activities	(1,906,042)	(30,489)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	3,958,000	667,000
Costs to issue convertible notes	(398,412)	(17,000)
Proceeds from warrant exercises	1,458,000	-
Repayment of convertible note	(211,984)	-
Net repayments of related party loans	(122,271)	-
Net cash provided by financing activities	4,683,333	650,000
NET INCREASE IN CASH AND CASH EQUIVALENTS	807,651	363,080
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	79,013	323,943
CASH AND CASH EQUIVALENTS, END OF PERIOD	$886,664	$687,023

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2020	2019

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Noncash investing and financing activities
Accounts receivable acquired from PistolStar	$184,792	$—
Prepaid expenses acquired from PistolStar	$9,485	$—
Equipment acquired from PistolStar	$36,467	$—
Intangible assets acquired from PistolStar	$2,005,000	$—
Goodwill related to PistolStar acquisition	$417,171	$—
Issuance of note payable for PistolStar acquisition	$500,000	—
Accrued expenses acquired from PistolStar	$494	$—
Deferred revenue acquired from PistolStar	$253,168	$—
Right-of-use asset addition under ASC 842	$79,107	$602,937
Operating lease liability addition under ASC 842	$79,107	$590,342
Issuance of common stock pursuant to securities purchase agreements	$277,833	$180,000
Warrants issued with convertible notes	$1,388,339	$-
Debt discount issued with convertible note	$551,250	$40,000
Deemed dividends related to down-round features	$112,686	$—
Issuance of common stock for conversion of note payable	$3,789,000	$—
Beneficial conversion feature	$641,215	$—
Legal and commitment fees related to debt and equity included in accounts payable	$122,714	$—

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 (Unaudited)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

The Company, founded in 1993, develops and markets proprietary fingerprint identification biometric technology and software solutions. The Company was a pioneer in developing automated, finger identification technology that supplements or compliments other methods of identification and verification, such as passwords, tokens, keys,  smart cards, PKI, credit card, passports, driver’s licenses, OTP or other form of possession or knowledge-based credentialing. Additionally, advanced BIO-key® technology has been, and is, used to improve both the accuracy and speed of competing finger-based biometrics.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of BIO-key International, Inc. and its wholly-owned subsidiaries (collectively, the “Company” or “BIO-key”) and are stated in conformity with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. Significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The balance sheet at December 31, 2019 was derived from the audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on May 14, 2020, and the 8-K/A disclosing the financial statements of PistolStar, Inc. (“PistolStar”) filed on July 28, 2020.

New Significant Accounting Policies

Business Combinations

In accordance with ASC 805, Business Combinations (ASC 805), the Company recognizes the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Determining these fair values requires management to make significant estimates and assumptions, especially with respect to intangible assets.

The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair value of the assets acquired and the liabilities assumed and represents the expected future economic benefits arising from other assets acquired that are not individually identified and separately recognized. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. Assumptions may be incomplete or inaccurate, and unanticipated events or circumstances may occur, which may affect the accuracy or validity of such assumptions, estimates or actual results. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill to the extent that it identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

Goodwill and acquired intangible assets

Goodwill is not amortized, but is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has determined that there is a single reporting unit for the purpose of conducting this goodwill impairment assessment. For purposes of assessing potential impairment, the Company estimates the fair value of the reporting unit, based on the Company’s market capitalization, and compares this amount to the carrying value of the reporting unit. If the Company determines that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required. The annual goodwill impairment test will be performed as of December 31st of each year. To date, the Company has not identified any impairment to goodwill.

Intangible assets acquired in a business combination are recorded at their estimated fair values at the date of acquisition. The Company amortizes acquired definite-lived intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis.

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

The Company has incurred significant losses to date, and at June 30, 2020 had an accumulated deficit of approximately $95 million. In addition, broad commercial acceptance of the Company’s technology is critical to the Company’s success and ability to generate future revenues. At June 30, 2020, the Company’s total cash and cash equivalents were approximately $887,000, as compared to approximately $79,000 at December 31, 2019.

The Company has financed operations in the past through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. With its new acquisition, the Company estimates that it currently requires approximately $680,000 per month to conduct operations, a monthly amount that it has been unable to achieve consistently through revenue generation.

In July of 2020, the Company raised approximately $22.8 million, after deducting the underwriting discounts and commissions and estimated offering expenses.  The Company used approximately $4.2 million of the net proceeds of the Offering to satisfy all outstanding amounts due under convertible promissory notes previously issued to Lind Global Macro Fund, L.P. and there are no longer any remaining amounts due. We anticipate using these funds to help fulfill two contracts in Africa. Our ability to execute and deliver on these contracts in Africa, our ability to expand into Asia, Africa and other foreign markets, the duration and severity of the current coronavirus COVID-19 pandemic and its effect on our business operations, sales cycles, personnel, and the geographic markets in which we operate, delays in the development of products and statements of assumption underlying any of the foregoing will affect our ability to achieve profitability.

Due to several factors, including our history of losses and limited revenue, our independent auditors have included an explanatory paragraph in their opinion related to our annual financial statements as to the substantial doubt about our ability to continue as a going concern. Our long-term viability and growth will depend upon the successful commercialization of our technologies and expansion of operations, and to pursue merger or acquisition candidates. As we move forward, we will reevaluate our going concern, based on our ability to generate a profit.

3.	REVENUE FROM CONTRACTS WITH CUSTOMERS

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. To achieve this core principle, the Company applies the following five steps:

●	Identify the contract with a customer
●	Identify the performance obligations in the contract
●	Determine the transaction price
●	Allocate the transaction price to performance obligations in the contract
●	Recognize revenue when or as the Company satisfies a performance obligation

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three month periods ended June 30, 2020 and June 30, 2019:

	North America	South America	EMEA*	Asia	June 30, 2020

Services	$209,846	$375	$10,934	$8,348	$229,503
License fees	23,542	-	-	-	23,542
Hardware	48,327	-	-	5,770	54,097
Total Revenues	$281,715	$375	$10,934	$14,118	$307,142

	North America	South America	EMEA*	Asia	June 30, 2019

Services	$200,613	$5,291	$22,589	$3,500	$231,993
License fees	32,800	-	27,500	-	60,300
Hardware	124,416	12,236	294,627	4,811	436,090
Total Revenues	$357,829	$17,527	$344,716	$8,311	$728,383

The following table summarizes revenue from contracts with customers for the six month periods ended June 30, 2020 and June 30, 2019:

	North America	South America	EMEA*	Asia	June 30, 2020

Services	$406,162	$750	$14,701	$15,413	$437,026
License fees	188,777	-	-	70,110	258,887
Hardware	104,681	-	-	29,033	133,714
Total Revenues	$699,620	$750	$14,701	$114,556	$829,627

	North America	South America	EMEA*	Asia	June 30, 2019

Services	$396,688	$7,407	$59,007	$10,501	$473,603
License fees	47,008	-	27,500	69,000	143,508
Hardware	170,398	12,636	327,545	152,316	662,895
Total Revenues	$614,094	$20,043	$414,052	$231,817	$1,280,006

*EMEA – Europe, Middle East, Africa

All of the Company’s performance obligations, and associated revenue, are generally transferred to customers at a point in time, with the exception of support and maintenance, and professional services, which are generally transferred to the customer over time.

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

Transaction Price Allocated to the Remaining Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as at June 30, 2020. The guidance provides certain practical expedients that limit this requirement, which the Company’s contracts meet as follows:

●	The performance obligation is part of a contract that has an original expected duration of one year or less, in accordance with ASC 606-10-50-14.

At June 30, 2020 deferred revenue represents our remaining performance obligations related to support and maintenance, all of which is expected to be recognized within one year.

Revenue recognized during the three and six months ended June 30, 2020 from amounts included in deferred revenue at the beginning of the period was approximately $36,000 and $108,000 respectively. The Company did not recognize any revenue from performance obligations satisfied in prior periods. Total deferred revenue (contract liability) was $602,779 and $359,212 at June 30, 2020 and December 31, 2019, respectively.

4.	PistolStar, Inc. acquisition

On June 30, 2020, the Company entered into a stock purchase agreement pursuant to which it acquired PistolStar, Inc., a private company based in the United States, that provides enterprise-ready identity access management solutions, including multi-factor authentication, identity-as-a-service, single sign-on and self-service password reset to commercial, government and education customers throughout the United States and internationally.

From April 10, 2020 until we acquired PistolStar, we licensed PortalGuard®, PistolStar’s authentication software, which the Company combines with its biometric authentication solutions offered to existing and prospective customers.

The total purchase price of $2.5 million included cash payments of $2.0 million and the issuance of a $500,000 promissory note.

The acquisition of PistolStar has been accounted for as a business combination and, in accordance with ASC 805, the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The following table summarizes the preliminary purchase price allocation as of June 30, 2020:

Purchase consideration:
Total cash paid, net of acquired cash	$2,000,000
4% Promissory note	500,000
Total purchase price consideration	$2,500,000

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$100,747
Accounts receivable	184,792
Prepaid expenses and other current assets	9,485
Fixed assets	36,467
Intangible assets	2,005,000
Goodwill	417,171
Total assets acquired	2,753,662

Accrued expenses and other current liabilities	494
Deferred revenue	253,168
Total fair value of assets acquired and liabilities assumed	$2,500,000

The promissory note, which was issued to the previous owner of PistolStar, carries interest at 4% per annum and is payable in four installments over the 12-month period following the closing.

In the three months ended June 30, 2020, acquisition-related expenses were immaterial. Acquisition-related expenses have been included primarily in general and administrative expenses in the condensed consolidated statements of operations. The operating results of PistolStar will be included in the condensed consolidated statements of operations beginning on July 1, 2020.

The significant intangible assets identified in the purchase price allocation discussed above include customer relationships, which are amortized over their respective useful lives on a straight-line basis when the pattern in which their economic benefits will be consumed cannot be reliably determined. To value the developed technology asset, the Company utilized the income approach, specifically a discounted cash-flow method known as the multi-period excess earnings method. Customer relationships represent the underlying relationships with certain customers to provide ongoing services for products sold. The Company utilized the income approach, specifically the distributor method, a subset of the excess-earnings method to value the customer relationships.

The fair value of the assets acquired and liabilities assumed reflected in the tables above is less than the purchase price, resulting in the recognition of goodwill. The goodwill reflects the value of the synergies the Company expects to realize and the assembled workforce.

The following table presents the preliminary fair values and useful lives of the identifiable intangible assets acquired:

	Amount	Estimated useful life (in years)
Developed technology	$1,153,000	3
Customer relationships	852,000	5
Total identifiable intangible assets	$2,005,000

Pro Forma Financial Information (unaudited)

The following unaudited pro forma information presents the combined results of operations of the Company and PistolStar for the three and six month periods ended June 30, 2020 as if the acquisition of PistolStar had been completed on January 1, 2020. These pro forma financial results have been prepared for comparative purposes only and include certain adjustments that reflect pro forma results of operations such as fair value adjustments (step-downs) for deferred revenue, increased amortization for the fair value of acquired intangible assets and adjustments to eliminate transaction costs incurred by the Company and PistolStar.

The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and PistolStar. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred as of January 1, 2020, nor are they intended to represent or be indicative of future results of operations (in thousands, except per share amounts):

	3 Months ended June 30,	6 Months ended June 30,
	2020	2020

Revenue	$725,779	$1,652,678
Net loss	(1,580,349)	(5,045,889)
Basic and diluted net loss per share	$(0.08)	$(0.28)
Weighted average number of ordinary shares used in computing basic and diluted loss per share	20,864,866	18,030,939

5.	ACCOUNTS RECEIVABLE

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

As a result of the payment delays from a large customer, the Company has reserved $1,720,000 at June 30, 2020 and December 31, 2019, which represents 100% of the remaining balance owed under the contract. Recoveries of accounts receivable previously written off are recorded when received. Additionally, the Company sold a license to a Chinese reseller in December 2018. Revenue was recognized in accordance with ASC 606 in the amount of $1.1 million in 2018. As of December 31, 2019, the second payment due to be paid in March 2019 for $555,555 was still outstanding and payable. As of December 31, 2019, the Company wrote off the amount directly to bad debt expense as it was determined not to be collectible.

Accounts receivable at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019

Accounts receivable - current	$329,126	$139,785
Accounts receivable - non current	1,720,000	1,720,000
Total accounts receivable	2,049,126	1,859,785

Allowance for doubtful accounts - current	(13,785)	(13,785)
Allowance for doubtful accounts - non current	(1,720,000)	(1,720,000)
Total allowance for doubtful accounts	(1,733,785)	(1,733,785)

Accounts receivable, net of allowance for doubtful accounts	$315,341	$126,000

6.	SHARE BASED COMPENSATION

The following table presents share-based compensation expenses included in the Company’s unaudited condensed interim consolidated statements of operations:

	Three Months Ended June 30,
	2020	2019

Selling, general and administrative	$140,328	$115,526
Research, development and engineering	2,511	15,528
	$142,839	$131,054

	Six Months Ended June 30,
	2020	2019

Selling, general and administrative	$581,636	$568,613
Research, development and engineering	73,922	88,475
	$655,558	$657,088

7.	FACTORING

Due from factor consisted of the following as of:

	June 30,	December 31,
	2020	2019

Original invoice value	$189,037	$233,005
Factored amount	(109,403)	(122,064)
Due from factor	$79,634	$110,941

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

	Three Months ended June 30,
	2020	2019

Factoring fees	$33,230	$39,543

	Six Months ended June 30,
	2020	2019

Factoring fees	$65,230	$92,340

8.	INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or net realizable value, and consists primarily of fabricated assemblies and finished goods. Inventory is comprised of the following as of:

	June 30,	December 31,
	2020	2019

Finished goods	$247,540	$287,761
Fabricated assemblies	141,358	141,358
Total inventory	$388,898	$429,119

9.	RESALABLE SOFTWARE LICENSE RIGHTS

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

During the fourth quarter of 2019, the Company re-evaluated the recoverability of the carrying amount of the balance of license rights, and concluded that there were no significant undiscounted cash flows expected to be generated from the future sale of the license rights. Accordingly, an impairment charge of $6,957,516 was recorded in the fourth quarter of 2019, which reduced the carrying amount of the FingerQ license rights down to zero. Throughout 2019, the Company attempted to sell the technology into the mobile market in Asia, but due to, among other things, the trade tension between the US and China, management concluded that the future amortization would not represent an accurate cost to the ongoing business, without corresponding revenue. A total of $281,076 and $174 was charged to cost of sales during the three-month period ended June 30, 2019 for amortization and the cost basis of the actual sales, respectively. A total of $562,150 and $350 was charged to cost of sales during the six-month period ended June 30, 2019 for amortization and the cost basis of the actual sales, respectively.

On December 31, 2015, the Company purchased third-party software licenses in the amount of $180,000 in anticipation of a large pending deployment that has yet to materialize. The Company is amortizing the total cost over the same methodology described above with the greatest of the two approaches being the actual unit cost per license sold. A total of $0 and $8,739 was charged to cost of sales during the three month periods ended June 30, 2020 and 2019, respectively. A total of $5,028 and $34,693 was charged to cost of sales during the six month periods ended June 30, 2020 and 2019, respectively. Since the license purchase, the actual per unit cost (actual usage) of such license rights in the cumulative amount of $111,226 has been charged to cost of sales, with a carrying balance of $68,774 and $73,802 as of June 30, 2020 and December 31, 2019, respectively.

10.	INVESTMENT

During 2019, the Company purchased a 4,000,000 Hong Kong dollar denominated Bond Certificate with a financial institution in Hong Kong. The Bond Certificate translated to $512,821 U.S. Dollars on June 2019 purchase date. The bond had a one-year term which matured in June 2020, bearing interest at 5% per annum. The Company redeemed the bond and recorded interest income of approximately $25,800. The Company then purchased a new 4,000,000 Hong Kong dollar denominated Bond Certificate with a financial institution in Hong Kong in June 2020. The new Bond Certificate translated to $516,121 U.S. Dollars, based on the exchange rate at purchase date.  The Company can invest up to 20,000,000 Hong Kong dollars under the terms of the certificate, bearing interest at 5% per annum. The bond is classified on the balance sheet as an investment. The investment is recorded at amortized cost which approximates fair value, and is currently planned to be held to maturity.

11.	Related Party TRANSACTIONS

The Company has received a series of non-interest-bearing advances from Mr. Wong Kwok Fong, a director of the Company, and Mr. Michael DePasquale, the Company’s Chief Executive Officer, to pay current liabilities. The balance of the advances as at June 30, 2020 was $66,466 and $0, respectively, and as of December 31, 2019 was $74,737 and $114,000, respectively. The balance owed is due on demand.

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

There has been no revenue generated nor sales incentive fees paid during the three and six months ended June 30, 2020.

12.	Convertible NOTES PAYABLE

Convertible notes payable as of June 30, 2020 and December 31, 2019 consist of the following:

	June 30,	December 31,
	2020	2019

Securities Purchase Agreement dated July 10, 2019	$-	$2,255,454
January 2020 Note	-	-
February 2020 Note	150,849	-
May 2020 Note	1,196,837	-
June 2020 Note	853,331	-
Convertible notes payable, net	$2,201,017	$2,255,454

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

In connection with the closing of the Original Note, the Company issued a five-year warrant to the Investor to purchase 2,000,000 shares of common stock at a fixed exercise price of $1.50 per share, paid a $50,000 commitment fee, and issued 266,667 shares of common stock in payment of a $400,000 due diligence fee. The Company also paid banker fees of $193,500 and legal fees of $71,330. The valuation of the warrant of $595,662 was recorded to debt discount and was amortized over the life of the Original Note. The fees associated with the agreement were allocated to debt issuance costs and additional paid-in capital based on the respective ratio of the valuation of the note and warrant. Amortization of the debt issuance costs and debt discount are included in interest expense on the statement of operations.

On March 12, 2020, the Company issued a $3,789,000 principal amount senior secured convertible note (the “Amended Note”), which replaced the Original Note. The principal amount was due and payable in full on April 13, 2020. The Amended Note was secured by a lien on substantially all of the Company’s assets and properties and was convertible at the option of the Investor into shares of common stock at a fixed conversion price of $0.65 per share. Due to the debt restructuring, the balance of the Amended Note was increased by an additional $729,000 in interest. The Company accounted for the transaction as a debt extinguishment, and therefore, the balance of the fees and unamortized discount associated with the Original Note were written off and included as loss on extinguishment of debt. On the day of the conversion, the closing stock price for the day was $0.76, which resulted in a beneficial conversion of $0.11 per share outstanding or $641,215 to be amortized to interest expense over the term of the Amended Note as adjusted for any debt conversion.

On April 12, 2020, and May 6, 2020, the Company entered into amendments (the “Amendments”) to the Amended Note. The Amendments extended the maturity date to June 12, 2020 and extended the Investor’s right to convert the Amended Note into shares of the Company’s common stock at a price of $0.65 per share through June 12, 2020. All other provisions of the Amended Note remained the same.

Until the second anniversary of the closing, the Investor has the right to purchase up to 20% of the securities the Company issues in any future private placement, subject to certain exceptions for, among other things, strategic investments.

On June 10, 2020, the Investor converted the last of the remaining principal into shares of common stock for payment in full, and as of June 30, 2020, the remaining principal balance is $0. The Amended Note amount of $3,789,000 was converted into 5,829,225 shares of common stock.

	June 30,	December 31,
	2020	2019
Principal amount	$3,789,000	$3,060,000
Less: conversion of principal into shares of common stock	(3,789,000)	-
Net Principal amount	-	3,060,000

Less: unamortized debt discount and beneficial conversion feature	-	(574,330)
Less: unamortized debt issuance costs	-	(230,216)
Notes payable, net of unamortized debt discount and debt issuance costs	$-	$2,255,454

January 2020 Note

On January 13, 2020, the Company issued a $157,000 principal amount secured 10% convertible redeemable note (the “January 2020 Note”) to an institutional investor with a maturity date of June 13, 2020 which was convertible into common stock at a conversion price of $1.50 per share. The January 2020 Note was redeemable at any time by payment of a premium to the principal balance starting at 10% and increasing to 30%. At the closing, the Company agreed to issue 650,000 shares of common stock in lieu of payment of a $75,000 commitment fee which would be reduced to 50,000 shares if the January 2020 Note is repaid prior to the maturity date. The Company paid $7,000 of legal fees for the January 2020 Note.

On June 12, 2020, the January 2020 Note was paid in full for $211,984. The 600,000 shares were returned to the Company in July 2020.

February 2020 Note

On February 13, 2020, the Company issued a $126,000 principal amount secured 10% convertible redeemable note (the “February 2020 Note”) to an institutional investor with a maturity date of July 13, 2020 which was convertible into common stock at a conversion price of $1.15 per share.  On March 12, 2020, the Original Note was amended to reduce the conversion price to $0.65 per share, which reduced the conversion price of the February Note to $0.65 and resulted in an additional deemed dividend expense of $70,998. The February 2020 Note was redeemable at any time by payment of a premium to the principal balance starting at 10% and increasing to 30%.   The Company issue 50,000 shares of common stock to the investor in lieu of payment of a $57,500 commitment fee. The Company paid $6,000 of legal fees in connection with the issuance of February 2020 Note.

This February 2020 Note was paid in full on July 10, 2020 by payment of $170,442.

The February 2020 Note, net of unamortized debt issuance costs consisted of:

	June 30,	December 31,
	2020	2019
Principal amount	$126,000	$-
Add: prepayment premium	37,170	-
Add: accrued interest	4,830	-
Less: unamortized debt issuance costs	(17,151)	-
Notes payable, net of unamortized debt issuance costs	$150,849	$-

May 2020 Note

On May 6, 2020, the Company issued a $2,415,000 principal amount senior secured convertible note (the “May 2020 Note”). At closing, $2,100,000 was funded. The principal amount is due and payable in five equal monthly installments of $268,333 beginning seven months after the funding date with the remaining balance due on the twelfth month after the date of funding. The Note is convertible at a fixed convertible price of $1.16 per share. In connection with the issuance of the May 2020 Note, the Company paid a $133,333 due diligence fee by issuing 114,943 shares to the Investor priced at $1.16 per share. The Company also paid a placement fee of 7% of the gross proceeds to a placement agent. In connection with the closing of the May 2020 Note, the Company issued a five-year warrant to the investor to purchase 1,900,000 shares of common stock at a fixed exercise price of $1.16 and was immediately exercisable. The valuation of the warrant of $876,937 was recorded to debt discount and is being amortized over the life of the May 2020 Note. The fees associated with the agreement were allocated to debt issuance costs and additional paid-in-capital based on the respective ratio of the valuation of the note and warrant. Amortization of the debt issuance costs and debt discount are included in the interest expense on the statement of operations.

Following the completion of the underwritten offering consummated in July 2020, all outstanding amounts due under the May 2020 Note were paid in full.

The May 2020 Note, net of unamortized debt issuance costs consisted of:

	June 30,	December 31,
	2020	2019
Principal amount	$2,415,000	$-
Less: unamortized debt discount	(1,013,146)	-
Less: unamortized debt issuance costs	(205,017)	-
Notes payable, net of debt discount and unamortized debt issuance costs	$1,196,837	$-

June 2020 Note

On June 29, 2020, the Company issued a $1,811,250 principal amount senior secured convertible note (the “June 2020 Note”).  At closing, $1,575,000 was funded. The principal amount is due and payable in nine equal monthly installments of $201,250 beginning four months after the funding date with the remaining balance due on the twelfth month after the date of funding. The Note is convertible at a fixed convertible price of $1.16 per share. In connection with the issuance of the June 2020 Note, the Company paid a $100,000 due diligence fee by issuing 136,575 shares to the Investor priced at $0.7322 per share. The Company also paid a placement fee of 7% of the gross proceeds to a placement agent.

In connection with the closing of the June 2020 Note, the Company issued a five-year warrant to the Investor to purchase 1,425,000 shares of common stock at a fixed exercise price of $1.16 per share, and was immediately exercisable. The Company paid a placement fee of 7% of the gross proceeds to a placement agent. The valuation of the warrant of $511,402 was recorded to debt discount and is being amortized over the life of the June 2020 Note. The fees associated with the agreement were allocated to debt issuance costs and additional paid-in capital based on the respective ratio of the valuation of the note and warrant. Amortization of the debt issuance costs and debt discount are included in interest expense on the statement of operations.

Following the completion of the underwritten offering consummated in July 2020, all outstanding amounts relating to the June 2020 Note were paid in full. As a result of the repayment, the Company expensed the remaining debt discounts and issuance costs of $957,919 in July 2020.

The June 2020 Note, net of unamortized debt issuance costs consisted of:

	June 30,	December 31,
	2020	2019
Principal amount	$1,811,250	$-
Less: unamortized debt discount	(745,575)	-
Less: unamortized debt issuance costs	(212,344)	-
Notes payable, net of unamortized debt issuance costs	$853,331	$-

13.	LEASES

The Company’s leases office space in New Jersey, Hong Kong, Minnesota, and New Hampshire with lease termination dates of 2023, 2020, 2022, and 2022, respectively. The leases include non-lease components with variable payments. The following tables present the components of lease expense and supplemental balance sheet information related to the operating leases, for the three months ended and as of:

	3 Months ended June 30,	6 Months ended June 30,
	2020	2020

Lease cost
Operating lease cost	$53,723	$107,445
Total lease cost	$53,723	$107,445

Balance sheet information
Operating ROU assets		$552,954

Operating lease liabilities, current portion		$204,282
Operating lease liabilities, non-current portion		346,064
Total operating lease liabilities		$550,346

Weighted average remaining lease term (in years) – operating leases		2.75
Weighted average discount rate – operating leases		5.50%

Supplemental cash flow information related to leases were as follows, for the six months ended June 30, 2020:

Cash paid for amounts included in the measurement of operating lease liabilities	$104,602

Maturities of operating lease liabilities were as follows:

2020 (remaining six months)	$119,384
2021	223,377
2022	165,194
2023	89,226
Total future lease payments	$597,181
Less: imputed interest	(46,835)
Total	$550,346

14.	EARNINGS (LOSS) PER SHARE - COMMON STOCK (“EPS”)

The Company’s basic EPS is calculated using net loss available to common shareholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes.

The reconciliation of the numerator of the basic and diluted EPS calculations was as follows for both of the following three and six month periods ended June 30, 2020 and 2019:

	Three Months ended June 30,		Six Months ended June 30,
	2020	2019	2020	2019
Basic and Diluted Numerator:

Net loss	$(1,572,709)	$(1,425,743)	$(4,942,991)	$(3,229,251)
Deemed dividends related to down-round features	-	-	(112,686)	-
Net loss available to common stockholders (basic and diluted)	$(1,572,709)	$(1,425,743)	$(5,055,677)	$(3,229,251)

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months ended June 30,		Six Months ended June 30,
	2020	2019	2020	2019

Stock options	1,603,054	1,551,349	1,603,054	1,784,183
Warrants	5,651,889	3,780,976	5,651,889	3,780,976
Total	7,254,943	5,332,325	7,254,943	5,565,159

The following table summarizes the weighted average securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the net losses for the three and six months ended June 30, 2020 and 2019:

	Three Months ended June 30,		Six Months ended June 30,
	2020	2019	2020	2019

Stock options	1,326	4,071	748	-
Warrants	80,797	-	49,818	-
Convertible notes	3,837,165	368,952	3,837,165	278,243
Total	3,919,288	373,023	3,887,731	278,243

15.	STOCKHOLDERS’ EQUITY

Preferred Stock

Within the limits and restrictions provided in the Company’s Certificate of Incorporation, the Board of Directors has the authority, without further action by the shareholders, to issue up to 5,000,000 shares of preferred stock, $.0001 par value per share, in one or more series, and to fix, as to any such series, any dividend rate, redemption price, preference on liquidation or dissolution, sinking fund terms, conversion rights, voting rights, and any other preference or special rights and qualifications. As of June 30, 2020, 100,000 shares of preferred stock have been designated as Series A-1 Convertible Preferred Stock and 105,000 shares of preferred stock have been designated as Series B-1 Convertible Preferred Stock. There was no preferred stock outstanding as of June 30, 2020 or December 31, 2019.

Warrants

Securities Purchase Agreement dated November 13, 2014:

As part of a Securities Purchase Agreement, dated November 13, 2014, by and between the Company and a number of private and institutional investors, the Company issued to certain private investors warrants to purchase 996,877 shares of common stock.  The warrants expired in November 2019.

Securities Purchase Agreement dated September 23, 2015:

On September 23, 2015, the Company issued warrants (the “2015 Warrants”) to purchase 69,445 shares of common stock in connection with the issuance of a promissory note. The warrants were immediately exercisable at an initial exercise price of $3.60 per share and have a term of five years.

The 2015 Warrants have a "full ratchet" anti-dilution adjustment provision which is triggered in the event the Company sells or grants any additional shares of common stock, options, warrants or other securities that are convertible into common stock at a price lower than $3.60 per share. The anti-dilution adjustment provision is not triggered by certain "exempt issuances" which among other issuances, includes the issuance of shares of common stock, options or other securities to officers, employees, directors, consultants or service providers.

Anti-dilution adjustments were triggered as follows:

1.

On August 24, 2018 the Company issued warrants to certain investors which triggered the anti-dilution provisions included in the 2015 Warrants. As a result, the number of shares of common stock issuable upon the full exercise of the 2015 Warrants was increased from 69,445 to 166,668 shares, and the exercise price was reduced from $3.60 to $1.50 per share.

2.

On February 14, 2020, the February 2020 Note was issued at a conversion price of $1.15 that triggered the anti-dilution provisions included in these warrants. In addition, the amendments to the Original Note reduced the conversion price of the Original Note to $0.65 which also triggered the anti-dilution provision of the 2015 Warrants. As a result of the forgoing transactions, the number of shares of common stock issuable upon the full exercise of the 2015 Warrants increased to 384,618, the exercise was reduced to $0.65 per share, and the Company recorded a non-cash deemed dividend in amount of $41,688.

Referral Fee:

The Company issued a warrant to an investor for 125,000 shares for a business referral valued at $94,655 during the three months ended June 30, 2020.

Common Stock

On March 21 and 28, 2019, the Company issued 13,820 shares of common stock to its directors in payment of board and board committee fees valued at $16,506.  There were no shares of common stock issued in payment of board and board commitment fees in the three months ended March 31, 2020.

On April 2, 2020, the Company issued 6,850 shares of common stock to its directors in payment of meeting fees valued at $5,001.

On May 12, 2020, the Company issued 7,077 shares of common stock to its directors in payment of meeting fees valued at $7,003.

On May 14, 2020, the Company issued 1,632 shares of common stock to its directors in payment of committee meeting fees valued at $1,501.

On June 8, 2020, the Company issued 1,581 shares of common stock to its directors in payment of committee meeting fees valued at $1,502.

See Note 12 - Convertible Notes Payable for common stock issuances related to conversion of convertible notes payable and shares of common stock issued for fees in connection with the agreements.

Issuances of Stock Options

On April 2, 2020, the Company issued a stock option to a new employee for 5,000 shares with a three-year vesting period, seven year term, and exercise price of $0.73 per share.

The fair value of the option at date of issuance was estimated on the date of grant at $2,267 using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate: 0.36%, expected life of options in years: 4.5, expected dividends: 0, volatility of stock price: 83%.

16.	FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and due from factor, are carried at, or approximate, fair value because of their short-term nature. The carrying values of the convertible debt and operating lease obligation approximated their fair values as of June 30, 2020 and December 31, 2019 as the interest rates approximated market.

17.	MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

For the three months ended June 30, 2020 and 2019, one customer accounted for 41% and two customers accounted for 59% of revenue, respectively. For the six months ended June 30, 2020 and 2019, three customers accounted for 60% and 58% of revenue, respectively.

Three customers accounted for 13%, 12% and 10% of current accounts receivable, respectively as of June 30, 2020. At December 31, 2019, three customers accounted for 18%, 16% and 14% of current accounts receivable, respectively.

18.	PAYMENT PROTECTION PROGRAM TERM NOTE

On April 20, 2020, the Company entered into a Paycheck Protection Program Term Note (the “SVB Note”) with Silicon Valley Bank (“SVB”) pursuant to the Paycheck Protection Program (the “Program”) of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration.

The Company received total proceeds of approximately $341,000 which will be used in accordance with the requirements of the CARES Act.  The Company will apply to SVB for forgiveness of amounts due on the SVB Note to the extent they are used for eligible payroll costs, rent obligations, and covered utility payments incurred during the “covered period” following disbursement under the SVB Note.  Until the six-month anniversary of the date of the SVB Note (the “Deferral Expiration Date”), neither principal nor interest is due and payable. On the Deferral Expiration Date, the outstanding principal of the SVB Note that is not forgiven will convert to an amortizing term loan at an interest rate of 1% per annum requiring equal monthly payments of principal and interest through November 20, 2022.

The Company has performed initial calculations for the SVB Note forgiveness according to the terms and conditions of the SBA’s  Loan Forgiveness Application (Revised June 16, 2020) and, based on such calculations, expects that the SVB Note will be forgiven in full. In addition, the Company has determined that it is probable the Company will meet all the conditions of the SVB Note forgiveness. As such, the Company has decided that the SVB Note should be accounted for as a government grant which analogizes with International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. Under the provisions of IAS 20, “a forgivable loan from government is treated as a government grant when there is reasonable assurance that the entity will meet the terms for forgiveness of the loan.” IAS 20 does not define “reasonable assurance”, however, based on certain interpretations, it is analogous to “probable” in U.S. GAAP under FASB ASC 450-20-20, which is the definition the Company has applied to its expectations of the SVB Note forgiveness. In addition, in accordance with the provisions of IAS 20, government grants shall be recognized in profit or loss on a systematic basis over the periods in which the Company recognizes costs for which the grant is intended to compensate (i.e. qualified expenses). Therefore, the Company recognized the funding during the periods when qualified expenses were incurred.

19.	SUBSEQUENT EVENTS

Refer to Note 12 - Convertible Notes Payable for subsequent events related to the notes.

On July 31, 2020, warrants were exercised for 211,000 shares of common stock.

On August 12, 2020, warrants were exercised for 475,500 shares of common stock.

Underwriting agreement

On July 20, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC, as representative of the several underwriters named therein (the “Underwriters”) with respect to the issuance and sale of: (i) 29,130,000 shares (the “Shares”) of common stock, $0.0001 par value per share (“Common Stock”), (ii) pre-funded warrants to purchase 4,100,000 shares of Common Stock at an exercise price of $0.01 per share (the “Pre-Funded Warrants”), and (iii) warrants to purchase an aggregate of 33,230,000 shares of Common Stock at an exercise price of $0.65 per share (the “Common Warrants” and, together with the Pre-Funded Warrants, the “Warrants” and, together with the Shares and the Pre-Funded Warrants, the “Securities”), in an underwritten public offering (the “Offering”) pursuant to the Underwriting Agreement.

Each Share was sold together with a Common Warrant to purchase one share of Common Stock, at a combined price to the public of $0.65 per share of Common Stock and accompanying Warrant. Each Pre-Funded Warrant was sold together with a Common Warrant to purchase one share of Common Stock, at a combined price to the public of $0.64 per Pre-Funded Warrant and accompanying Warrant.

Each Pre-Funded Warrant is immediately exercisable upon issuance and will expire when exercised in full. The Common Warrants have a term of five years and are immediately exercisable. If a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), registering the issuance of the shares of Common Stock underlying the Common Warrants is not effective or available and an exemption from registration under the Securities Act is not available for the issuance of such shares, the holders of the Common Warrants may, in their sole discretion, elect to exercise their Common Warrants through a cashless exercise. The exercise of the Common Warrants is subject to certain beneficial ownership limitations. The warrants were issued pursuant to the terms of a warrant agency agreement between the Company and Broadridge Issuer Solutions, Inc., as warrant agent.

Pursuant to the Underwriting Agreement, the Company granted the Underwriters a 45-day option to purchase up to an additional 4,984,500 shares of Common Stock and/or 4,984,500 Warrants to cover over-allotments, if any (the “Over-Allotment”). On July 21, 2020, the Underwriter exercised its Over-Allotment option in full on both the Common Stock and the Warrants.

Pursuant to the Underwriting Agreement, the Company paid the Underwriter a cash fee equal to 8% of the aggregate gross proceeds sold in the Offering and also agreed to reimburse the Underwriter for reasonable out-of-pocket expenses related to the Offering, including the reasonable fees and expenses of counsel to the Underwriters, in the aggregate maximum amount of up to $80,000.

The Underwriting Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriters, including for liabilities under the Securities Act, other obligations of the parties and termination provisions. The representations, warranties and agreements made by the parties in the Underwriting Agreement were made solely for the benefit of the parties to such agreement, including, in some cases, for the purpose of allocating risk among the parties, and should not be deemed to be a representation, warranty or agreement to or in favor of any party. In addition, the assertions embodied in any representations, warranties and agreements contained in the Underwriting Agreement may be subject to qualifications with respect to knowledge and materiality different from those applicable to security holders generally. Moreover, such representations, warranties and agreements should not be relied on as accurately representing the current state of the Company’s affairs at any time.

The Securities were offered by the Company pursuant to an effective registration statement on Form S-1, as amended, which was originally filed with the Securities and Exchange Commission on July 9, 2020, and was declared effective on July 20, 2020 (File No. 333-239782) (the “Registration Statement”), and registration statement on Form S-1MEF (File No. 333-239966). The Company filed a final prospectus with the SEC on July 22, 2020 in connection with the sale of the Securities.

The Offering and the Over-Allotment option closed on July 23, 2020. The net proceeds of the Offering including the full exercise of the Over-Allotment were approximately $22.8 million, after deducting the underwriting discounts and commissions and estimated offering expenses.  The Company used approximately $4.2 million of the net proceeds of the Offering to satisfy all outstanding amounts due under convertible promissory notes previously issued.  The prefunded warrants were exercised on July 23, 2020 and July 27, 2020 resulting in an increase of common stock of 4,100,000 shares.  Total shares of common stock outstanding increased by 38,214,500 for the underwriting transaction through date of this report.

Nasdaq Capital Market listing requirements

On May 18, 2020 the Company received a notice (the “Notice”) from the Staff of the Listing Qualifications Department (the “Staff”) of The Nasdaq Capital Market LLC (“Nasdaq”) indicating the Company was not in compliance with Nasdaq Listing Rule 5550(b)(1) because, the Company did not have a minimum of $2,500,000 in stockholders’ equity for continued listing on Nasdaq (the “Stockholders’ Equity Requirement”). On July 10, 2020, the Company’s  plan to regain compliance with the Stockholders’ Equity Requirement previously submitted to the Nasdaq was accepted and Nasdaq granted us an extension of 180 calendar days from the date of the Notice (November 16, 2020) for to provide evidence of compliance.

As discussed above , on July 23, 2020, the Company completed an underwritten public offering resulting in net cash proceeds of approximately $22.8 million which was used, in part, to repay approximately $4.2 million of outstanding convertible promissory notes. Accordingly, as of the date of this report the Company believes that it has satisfied compliance with the Stockholders’ Equity Requirement and  has been advised that Nasdaq will continue to monitor the Company’s ongoing compliance with the Stockholders’ Equity Requirement and, if at the time of the Company’s next periodic report the Company does not evidence compliance, that it may be subject to delisting.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts contained in this Report on Form 10-Q, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in the forward-looking statements are reasonable, we cannot be sure that they will be achieved. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: our history of losses and limited revenue; our ability to raise additional capital; our ability to protect our intellectual property; changes in business conditions; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; security breaches; competition between us and other companies in the biometric technology industry; market acceptance of biometric products generally and our products under development; our ability to execute and deliver on contracts in Africa, our ability to expand into Asia, Africa and other foreign markets; the duration and severity of the current coronavirus COVID-19 pandemic and its effect on our business operations, sales cycles, personnel, and the geographic markets in which we operate; delays in the development of products and statements of assumption underlying any of the foregoing as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) and other filing with the SEC. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

OVERVIEW

BIO-key International, Inc. (the “Company”, “we” or “us”) develops and market advanced fingerprint biometric identification and identity verification technologies, as well as related identity management and credentialing fingerprint biometric hardware and software solutions. We were pioneers in developing automated, finger identification technology that supplements or compliments other methods of identification and verification, such as passwords, tokens, keys, smart cards, PKI, credit card, passports, driver’s licenses, OTP or other forms of possession or knowledge-based credentialing. Advanced BIO-key® technology has been and is used to improve both the accuracy and speed of competing finger-based biometrics. Our solutions are used by customers in every sector of our economy including government, financial services, education, manufacturing, retail, and call centers.

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

We also develop and distribute hardware components that are used in conjunction with our software, and sell third-party hardware components with our software in various configurations required by our customers. Our products are interoperable with major fingerprint reader and hardware manufacturers, supporting Windows, Linux, Mac OS X, and Android operating systems enabling application developers, value added resellers, and channel partners to integrate our fingerprint biometrics into their applications, while dramatically reducing maintenance, upgrade and life-cycle costs. This interoperability is unique in the industry, and a key differentiator for our products in the biometric market. In our opinion, these features make our technology more viable than competing technologies and expands the size of the overall market for our products.

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

In June 2020, we expanded our business though the acquisition of PistolStar. PistolStar has over 200 active customer subscribers to their products, which include PortalGuard multi-factor authentication (MFA), Nebula identity-as-a-service (IDaaS), PortalGuard single sign-on (SSO) and PortalGuard self-service password reset (SSPR).

PistolStar’s PortalGuard MFA offers customers flexible policy-driven choices among 15 different methods of authentication, including BIO-key biometrics, FIDO U2F/2FA tokens, WebAuthn, Windows Hello, Google Authenticator, Microsoft Authenticator, RSA SecureID, Phone Push, OTP, SMS, phone-call, and bar-code, so every user can always be securely authenticated with whichever factor is most appropriate.  For enterprises with existing IAM platforms, PortalGuard can be seamlessly integrated to add its complete MFA by supporting SAML, OpenID Connect, OAuth, WS-Federation, CAS, and Shibboleth, among other standards.

Combining PistolStar’s proprietary authentication software with our biometric solutions creates an integrated turn-key multi-factor solution which we believe is unparalleled in the industry, and will allow BIO-key to provide a unified MFA solution that is differentiated in the market by our biometric user experience and who-you-are strong authentication.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2020 AS COMPARED TO JUNE 30, 2019

Consolidated Results of Operations - Percent Trend

	Three Months Ended June 30,
	2020	2019
Revenues
Services	75%	32%
License fees	8%	8%
Hardware	17%	60%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	30%	8%
Cost of license fees	3%	51%
Cost of hardware	15%	34%
Total Cost of Goods Sold	48%	93%
Gross profit (loss)	52%	7%

Operating expenses
Selling, general and administrative	395%	145%
Research, development and engineering	104%	41%
Total Operating Expenses	498%	187%
Operating loss	-447%	-180%

Other income (expense)	-65%	-16%

Net loss	-512%	-196%

Revenues and cost of goods sold

	Three months ended June 30,
	2020	2019	$ Change	% Change

Revenues
Service	$229,503	$231,993	$(2,490)	-1%
License	23,542	60,300	(36,758)	-61%
Hardware	54,097	436,090	(381,993)	-88%
Total Revenue	$307,142	$728,383	$(421,241)	-58%

	Three months ended June 30,
	2020	2019	$ Change	% Change
Cost of Goods Sold
Service	$92,672	$58,421	$34,251	59%
License	8,255	372,327	(364,072)	-98%
Hardware	47,527	248,678	(201,151)	-81%
Total COGS	$148,454	$679,426	$(530,972)	-78%

Revenues

For the three months ended June 30, 2020 and 2019, service revenues included approximately $205,000 and $229,000, respectively, of recurring maintenance and support revenue, and approximately $25,000 and $3,000 respectively, of non-recurring custom services revenue.  Recurring service revenue decreased $24,000 or 11% in 2020 as the SaaS orders carry smaller annual renewal fees. Non-recurring custom services increased $22,000 for custom services due to one customized software enhancement for an existing customer.

For the three months ended June 30, 2020, license revenue decreased 61% from the corresponding period in 2019. The lower revenue was the result of deploying more subscription based orders than perpetual license orders, in addition to the adverse effects to the sales pipeline caused by the COVID-19 pandemic.

For the three months ended June 30, 2020, hardware sales decreased by 88%. The decrease resulted from an approximate $7,000 or 99% reduction in the shipment of locks and an approximate $375,000 or 87% reduction in shipments of fingerprint readers due to smaller orders in 2020 as compared to 2019, and the impact of the COVID-19 pandemic.

Costs of goods sold

For the three months ended June 30, 2020, cost of service increased approximately $34,000 or 59% to $92,672 as a result of increased  support required for customized software for an existing customer, compared to the three months ended June 30, 2019 where costs were reclassified from research and development resources to cost of goods sold as needed. For the three months ended June 30, 2020, license fees decreased to $8,255 from $372,327 during the three months ended June 30, 2019, due largely to a decrease of approximately $281,000 in amortization of software rights which is included in cost of license fees. For the three months ended June 30, 2020, hardware costs decreased to $47,527 from $248,678 during the three months ended June 30, 2019, related to lower costs associated with less hardware revenue.

Selling, general and administrative

	Three months ended June 30,
	2020	2019	$ Change	% Change

Selling, general and administrative	$1,211,928	$1,058,671	$153,257	14%

Selling, general and administrative costs for the three months ended June 30, 2019 increased 14% from the corresponding period in 2019. The increase is attributable to non-cash warrant issuance costs of approximately $95,000 for professional services, and personnel restructuring charges related to in our Hong Kong operations, offset by the reduction in non-cash compensation, factoring fees, and shareholder relations expenses due to our annual meeting occurring in Q2 2019 and in Q3 2020.

Research, development and engineering

	Three months ended June 30,
	2020	2019	$ Change	% Change

Research, development and engineering	$318,573	$301,217	$17,356	6%

For the three months ended June 30, 2020, research, development and engineering costs increased 6% as compared to the corresponding period in 2019, as a result of decreased expenses in our Hong Kong subsidiary and non-cash compensation, offset by increased personnel and related expenses.

Other income (expense)

	Three months ended
	June 30,
	2020	2019	$ Change	% Change

Other income (expense)	$(200,896)	$(114,812)	$(86,084)	75%

Other income (expense) for the 2020 related to approximately $567,000 of interest expense, which included the amortization of a beneficial conversion feature, and amortization of debt discounts and debt issuance costs relating to the convertible notes, partially offset by amounts expended under the Payment Protection Program of approximately $341,000 and interest income of approximately $26,000. The amounts for the three months ended June 30, 2019 related solely to interest expense on convertible notes.

SIX MONTHS ENDED JUNE 30, 2020 AS COMPARED TO JUNE 30, 2019

Consolidated Results of Operations - Percent Trend

	Six Months Ended June 30,
	2020	2019
Revenues
Services	53%	37%
License fees	31%	11%
Hardware	16%	52%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	20%	12%
Cost of license fees	2%	58%
Cost of hardware	11%	30%
Total Cost of Goods Sold	33%	100%
Gross profit (loss)	67%	-%

Operating expenses
Selling, general and administrative	313%	190%
Research, development and engineering	79%	53%
Total Operating Expenses	392%	243%
Operating loss	-324%	-243%

Other income (expense)	-271%	-9%

Net loss	-596%	-252%

Revenues and cost of goods sold

	Six months ended June 30,
	2020	2019	$ Change	% Change
Revenues
Service	437,026	473,603	(36,577)	-8%
License	258,887	143,508	115,379	80%
Hardware	133,714	662,895	(529,181)	-80%
Total Revenue	$829,627	$1,280,006	$(450,379)	-35%

Cost of Goods Sold
Service	163,117	149,250	13,867	9%
License	18,711	749,543	(730,832)	-98%
Hardware	90,889	384,683	(293,794)	-76%
Total COGS	$272,717	$1,283,476	$(1,010,759)	-79%

Revenues

For the six months ended June 30, 2020 and 2019, service revenues included approximately $410,000 and $468,000, respectively, of recurring maintenance and support revenue, and approximately $27,000 and $6,000, respectively, of non-recurring custom services revenue.  Recurring service revenue decreased 12% from 2019 as we increased deploying SaaS orders which carry smaller annual renewal fees, and some legacy renewals have been delayed due to COVID-19. Non-recurring custom services increased 370% due to the completion of one customized software enhancement for an existing customer.

For the six months ended June 30, 2020, license revenue increased as a result of  increased  renewals and  deploying more subscription licenses.

For the six months ended June 30, 2020, hardware sales decreased by 80%, as a result of smaller new customer deployments and decreased lock orders.  Additionally, renewals of SaaS orders usually will not order additional software, unless they are expanding their deployment.

Costs of goods sold

For the six months ended June 30, 2020, cost of service increased approximately $14,000 or 9% to approximately $163,000 as a result of increased support required for customized software for an existing customer, compared to the six months ended June 30, 2019 where costs were reclassified from research and development to cost of goods sold as needed. For the six months ended June 30, 2020, license fees decreased to $18,711 from $749,543 during the six months ended June 30, 2019, largely due to decrease of approximately $562,000 in amortization of software rights. For the six months ended June 30, 2020, hardware costs decreased to $90,889 from $384,683 during the six months ended June 30, 2019, due  to lower costs associated with less hardware revenue, and product mix.

Selling, general and administrative

	Six months ended June 30,
	2020	2019	$ Change	% Change

Selling, general and administrative	$2,593,327	$2,435,704	$157,623	6%

Selling, general and administrative costs for the six months ended June 30, 2020 increased 6% from the corresponding period in 2019. The increase is attributable to non-cash warrant issuance costs of approximately $95,000, professional services, and personnel restructuring charges related to our Hong Kong operations, offset by the reduction in non-cash compensation, factoring fees, and tradeshow expenses.

Research, development and engineering

	Six months ended June 30,
	2020	2019	$ Change	% Change

Research, development and engineering	$655,462	$675,335	$(19,873)	-3%

For the six months ended June 30, 2020, research, development and engineering costs decreased 3% from the corresponding period in 2019, as a result of decreased personnel and related costs and non-cash compensation costs which amounts were offset by an increase in contractor expenses.

Other income (expense)

	Six months ended
	June 30,
	2020	2019	$ Change	% Change

Other income (expense)	$(2,251,112)	$(114,742)	$(2,136,370)	1,862%

Other income (expense) for the 2020 period related to the interest expense, which included the amortization of a beneficial conversion feature, and amortization of debt discounts and debt issuance costs relating to the convertible notes of approximately $2,119,000, a loss on the extinguishment of a convertible debt financing in an approximate amount of $500,000, partially offset by amounts received under the Payment Protection Program of approximately $341,000 and interest income of approximately $26,000. The 2019 amounts related solely to interest expense on convertible notes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash used by operations during the six months ended June 30, 2020 was approximately $1,970,000. Items of note included:

●

Net positive cash flows related to adjustments for non-cash expenses for depreciation, amortization, share-based and warrant based compensation, debt discounts and issuance costs, loss on extinguishment of debt, the amortization of a beneficial conversion feature, non-cash interest expense, and issuance of common stock to our non-employee directors, of approximately $3,492,000.

●	Net negative cash flows related to accounts payable, accruals and operating lease liabilities of approximately $582,000.

Approximately $1,906,000 was used for investing activities during the six months ended June 30, 2019 related primarily to the acquisition of PistolStar.  An additional  $3,000  used was related to net proceeds and purchases of investments.

Approximately $4,683,000 was provided by financing activities during the six months ended June 30, 2020 from the issuance of convertible notes, less fees, and exercise of warrants and net of repayments of a convertible note payable and related party loans.

At June 30, 2020, we had negative net working capital of approximately $2,338,000 as compared to negative net working capital of approximately $3,000,000 at December 31, 2019.

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

On August 24, 2018, we completed a public offering of units consisting of 1,380,000 shares of common stock and warrants to purchase 1,035,000 shares of common stock for an aggregate gross proceed of $2,070,000, or $1.50 per unit. During the quarter ended March 31, 2020, 972,000 of the warrants were exercised resulting in proceeds of $1,428,000.

On July 10, 2019, we issued a $3,060,000 principal amount senior secured convertible note (the “Original Note”) to an institutional investor. At closing, $2,550,000 was funded. The Note was secured by a lien on substantially all of our assets and properties and was convertible into shares of our common stock at a fixed conversion price of $1.50 per share. Pursuant to amendments in the first and second quarter of 2020, we amended the Original Note to increase the principal amount to $3,789,000 as a result of interest and penalties, accelerated the maturity date to June 13, 2020, and reduced the conversion price to $0.65 per share (the “Amended Note”). The full balance of the Amended Note has been converted into common stock.

On January 13, 2020, we issued a $157,000 principal amount convertible note to an institutional investor with a maturity date of June 13, 2020 which was convertible into common stock at a conversion price of $1.50 per share. The note was redeemable at any time by payment of a premium to the principal balance starting at 10% and increasing to 30%. This note was paid in full on June 12, 2020 by payment of $211,984.

On February 13, 2020, we issued a $126,000 principal amount convertible note to an institutional investor with a maturity date of July 13, 2020 which was convertible into common stock at a conversion price of $1.15 per share. The note was redeemable at any time by payment of a premium to the principal balance starting at 10% and increasing to 30%. This note was paid in full on July 10, 2020 by payment of $170,442.

On April 20, 2020, we entered into a Paycheck Protection Program Term Note (the “SVB Note”) with Silicon Valley Bank (“SVB”) pursuant to the Paycheck Protection Program (the “Program”) of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. We received total proceeds of approximately $341,000 which will be used in accordance with the requirements of the CARES Act. We will apply to SVB for forgiveness of amounts due on the SVB Note to the extent they are used for eligible payroll costs, rent obligations, and covered utility payments incurred during the “covered period” following disbursement under the SVB Note. Until the six-month anniversary of the date of the SVB Note (the “Deferral Expiration Date”), neither principal nor interest is due and payable. On the Deferral Expiration Date, the outstanding principal of the SVB Note that is not forgiven will convert to an amortizing term loan at an interest rate of 1% per annum requiring equal monthly payments of principal and interest through November 20, 2022. We expect that the full amount of the SVB Note will be forgiven.

On May 6, 2020, we issued a $2,415,000 principal amount senior secured convertible note. The principal amount was due and payable in five equal monthly installments of $268,333 beginning seven months after the funding date with the remaining balance due twelve months after the date of funding. Following the completion of the underwritten offering consummated in July 2020 discussed below, all outstanding amounts relating this note were paid in full.

On June 29, 2020, we issued a $1,811,250 principal amount senior secured convertible note. The principal amount was due and payable in nine equal monthly installments of $201,250 beginning four months after the funding date. Following the completion of the underwritten offering consummated in July 2020 discussed below, all outstanding amounts relating this note were paid in full.

On July 23, 2020, we completed an underwritten public offering of shares of common stock and warrants resulting in net proceeds of approximately $22.8 million, after deducting underwriting discounts and commissions and estimated offering expenses. We used approximately $4.2 million of the net proceeds to repay all outstanding amounts due under our outstanding convertible promissory notes.

Liquidity outlook

At June 30, 2020, our total cash and cash equivalents were approximately $887,000, as compared to approximately $79,000 at December 31, 2019.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We estimate that we currently require approximately $680,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation. During the first half of 2020, we generated approximately $830,000 of revenue, which is below our average monthly requirements.

Due to several factors, including our history of losses and limited revenue, our independent auditors have included an explanatory paragraph in their opinion related to our annual financial statements as to the substantial doubt about our ability to continue as a going concern. In light of the completion of an underwritten public offering in July 2020, we expect that our current capital resources will be sufficient for us to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base and (ii) satisfy our working capital needs for at least the next twelve months. Our long-term viability and growth will depend upon the successful commercialization of our technologies, expansion of operations, and pursuit of merger and acquisition candidates.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are in the opinion of management reasonably likely to have, a current or future effect on our financial condition or results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2020. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS.

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

Additionally, our liquidity could be negatively impacted if these conditions continue for a significant period of time and we may be required to pursue additional sources of financing to obtain working capital, maintain appropriate inventory levels, and meet our financial obligations. Currently capital and credit markets have been disrupted by the crisis and our ability to obtain any required financing is not guaranteed and largely dependent upon evolving market conditions and other factors. Depending on the continued impact of the crisis, further actions may be required.  Our recent experience is that due to circumstances related to COVID-19, some of our customers have experienced delays in processing of orders for our products, which may delay certain anticipated revenues.

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

We may experience difficulties in integrating the operations, personnel and assets of PistolStar which we acquired in June 2020.

We recently acquired PistolStar. There can be no assurance that we will be able to manage PistolStar’s business or successfully integrate the business with our historic operations without substantial costs, delays or other operational or financial problems. In addition, we cannot assure you that we will be to maintain and grow the revenues and operating margins of the combined business, realize cost synergies with PistolStar’s products, services, and operations, or that we will be able to retain all of PistolStar’s existing customers and employees. If we are unable to successfully manage the new business, we will not be able to generate sufficient revenue to offset the acquisition costs that we have incurred which would have a material adverse effect on our financial positon and results of operations.

We may pursue strategic acquisitions, including acquiring other identity access management companies, as part of our growth strategy and that may disrupt our growth.

We may pursue strategic acquisitions in the future. Risks in acquisition transactions include difficulties in the integration of acquired businesses into our operations and control environment, difficulties in assimilating and retaining employees and intermediaries, difficulties in retaining the existing clients of the acquired entities, assumed or unforeseen liabilities that arise in connection with the acquired businesses, the failure of counterparties to satisfy any obligations to indemnify us against liabilities arising from the acquired businesses, and unfavorable market conditions that could negatively impact our growth expectations for the acquired businesses. Fully integrating an acquired company or business into our operations may take a significant amount of time. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with acquisitions and other strategic transactions. These risks may prevent us from realizing the expected benefits from acquisitions and could result in the failure to realize the full economic value of a strategic transaction or the impairment of goodwill and/or intangible assets recognized at the time of an acquisition. These risks could be heightened if we complete a large acquisition or multiple acquisitions within a short period of time.  Additional risks may include:

•	difficulties in integrating operations, technologies, services and personnel;

•	the diversion of financial and management resources from existing operations;

•	the risk of entering new markets;

•	the potential loss of existing customers following an acquisition;

•	the potential loss of key employees and the associated risk of competitive efforts from such departed personnel; and

•	the inability to generate sufficient revenue to offset acquisition or investment costs.

As a result, if we fail to properly evaluate and execute any acquisitions or investments, our business and prospects may be seriously harmed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued a warrant to an investor for 125,000 shares of common stock exercisable at a price of $1.16 per share in consideration for a business referral. The foregoing securities were issued in a private placement transaction to one accredited investor pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, without general solicitation or advertising of any kind and without payment of placement agent or brokerage fees to any person.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Stock Purchase Agreement by and among the Company, Thomas J. Hoey, and PistolStar, Inc. dated June 6, 2020 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on July 7, 2020).

10.1

Amended and Restated Senior Secured Convertible Promissory Note, due April 13, 2020 issued by the Company to Lind Global Macro Fund, LP. (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q, filed with the SEC on June 8, 2020)

10.2	Amendment to Amended and Restated Senior Secured Convertible Promissory Note, due April 13, 2020 by and between the Company and Lind Global Macro Fund, LP dated April 12, 2020. (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q, filed with the SEC on June 8, 2020)

10.3	Securities Purchase Agreement dated May 6, 2020 by and between the Company and Lind Global Macro Fund, LP. (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q, filed with the SEC on June 8, 2020)

10.4	$2,415,000 Senior Secured Convertible Promissory Note dated May 6, 2020. (incorporated by reference to Exhibit 10.6 to the quarterly report on Form 10-Q, filed with the SEC on June 8, 2020)

10.5	Amended and Restated Security Agreement dated May 6, 2020 by and between the Company and Lind Global Macro Fund, LP. (incorporated by reference to Exhibit 10.8 to the quarterly report on Form 10-Q, filed with the SEC on June 8, 2020)

10.6	$1,811,250 Senior Secured Convertible Promissory Note dated June 29, 2020. (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the SEC on July 1, 2020)

10.7	Common Stock Purchase Warrant dated May 6, 2020. (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the SEC on July 1, 2020)

10.8	Amendment No. 2 to Amended and Restated Senior Secured Convertible Promissory Note, due April 13, 2020 by and between the Company and Lind Global Macro Fund, LP dated May 13, 2020. (incorporated by reference to Exhibit 10.9 to the quarterly report on Form 10-Q, filed with the SEC on June 8, 2020)

10.9	Second Amended and Restated Security Agreement dated June 29, 2020 by and between the Company and Lind Global Macro Fund, LP (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed with the SEC on July 1, 2020)

10.10	$500,000 Promissory note, dated June 30, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on July 7, 2020).

10.11	Securities Purchase Agreement dated June 29, 2020 by and between the Company and Lind Global Macro Fund, LP (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on July 1, 2020)

31.1	Certificate of CEO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of CFO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350

32.2	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-Key International, Inc.

Dated: August 14, 2020	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2020	/s/ Cecilia C. Welch
Cecilia C. Welch
Chief Financial Officer
(Principal Financial Officer)