Form 10-Q
period 2020-09-30
BIO KEY INTERNATIONAL INC
filed 2020-11-16
CIK 1019034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Large accelerated filer ☐	Accelerated filer ☐	Smaller Reporting Company ☒

Non-accelerated filer ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Exchange Act)  Yes  ☐  No  ☒

Number of shares of common stock, $.0001 par value per share, outstanding as of November 13, 2020 was 62,412,558.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

PART I -- FINANCIAL INFORMATION

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$18,395,508	$79,013
Accounts receivable, net	492,380	126,000
Due from factor	63,262	110,941
Note receivable	295,000	-
Inventory	399,396	429,119
Prepaid expenses and other	204,019	108,397
Investment in debt security	516,121	512,821
Total current assets	20,365,686	1,366,291
Resalable software license rights	68,758	73,802
Equipment and leasehold improvements, net	78,941	95,509
Capitalized contract costs, net	149,860	231,519
Deposits and other assets	8,712	8,712
Operating lease right-of-use assets	556,915	566,479
Intangible assets, net	1,617,171	154,386
Goodwill	1,154,526	-
Total non-current assets	3,634,883	1,130,407
TOTAL ASSETS	$24,000,569	$2,496,698

LIABILITIES
Accounts payable	$314,546	$844,557
Loans payable – related parties	-	188,737
Accrued liabilities	399,756	572,885
Convertible notes payable, net of debt discount and debt issuance costs	-	2,255,454
Note payable – PistolStar Acquisition, net of debt discount	235,000	-
Deferred revenue - current	773,013	359,212
Operating lease liabilities, current portion	229,853	170,560
Total current liabilities	1,952,168	4,391,405
Deferred revenue - long term	40,492	-
Operating lease liabilities, net of current portion	325,454	390,466
Total non-current liabilities	365,946	390,466
TOTAL LIABILITIES	2,318,114	4,781,871

COMMITMENTS

STOCKHOLDERS’ EQUITY

Common stock — authorized, 170,000,000 shares; issued and outstanding; 62,376,443 and 14,411,432 of $.0001 par value at September 30, 2020 and December 31, 2019, respectively	6,237	1,441
Additional paid-in capital	119,748,463	87,436,402
Accumulated deficit	(98,072,245)	(89,723,016)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	21,682,455	(2,285,173)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$24,000,569	$2,496,698

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Revenues
Services	$491,535	$237,372	$928,561	$710,975
License fees	346,479	98,272	605,366	241,780
Hardware	105,311	117,070	239,025	779,965
Total Revenues	943,325	452,714	1,772,952	1,732,720
Costs and other expenses
Cost of services	173,823	65,683	336,940	214,933
Cost of license fees	10,775	369,604	29,486	1,119,147
Cost of hardware	27,011	73,366	117,900	458,049
Total costs and other expenses	211,609	508,653	484,326	1,792,129
Gross Profit (Loss)	731,716	(55,939)	1,288,626	(59,409)

Operating Expenses
Selling, general and administrative	1,490,241	915,066	4,083,568	3,350,770
Research, development and engineering	331,213	300,132	986,675	975,466
Total operating expenses	1,821,454	1,215,198	5,070,243	4,326,236
Operating loss	(1,089,738)	(1,271,137)	(3,781,617)	(4,385,645)

Other income (expense)
Interest income	1,106	19	26,908	143
Government grant – Paycheck Protection Program	-	-	340,819	-
Interest expense	(2,204,920)	(558,449)	(4,323,577)	(673,316)
Loss on extinguishment of debt	-	-	(499,076)	-
Total other income (expense), net	(2,203,814)	(558,430)	(4,454,926)	(673,173)
Net loss	(3,293,552)	(1,829,567)	(8,236,543)	(5,058,818)
Deemed dividend from trigger of anti-dilution provision feature	-	-	(112,686)	-
Net loss available to common stockholders	$(3,293,552)	$(1,829,567)	$(8,349,229)	$(5,058,818)

Basic and Diluted Loss per Common Share	$(0.06)	$(0.13)	$(0.28)	$(0.36)

Weighted Average Shares Outstanding:
Basic and Diluted	51,486,756	14,387,467	29,305,427	14,163,120

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of January 1, 2020	14,411,432	$1,441	$87,436,402	$(89,723,016)	$(2,285,173)
Issuance of common stock pursuant to securities purchase agreements	700,000	70	1,032,430	-	1,032,500
Commitment fee adjustment	-	-	(900,000)	-	(900,000)
Beneficial conversion feature	-	-	641,215	-	641,215
Issuance of common stock pursuant to warrant exercises	972,000	97	1,457,903	-	1,458,000
Issuance of common stock for conversion of convertible note payable	2,307,690	231	1,499,769	-	1,500,000
Deemed dividends related to down-round features	-	-	112,686	(112,686)	-
Share-based compensation	-	-	512,719	-	512,719
Net loss	-	-	-	(3,370,282)	(3,370,282)
Balance as of March 31, 2020	18,391,122	$1,839	$91,793,124	$(93,205,984)	$(1,411,021)
Issuance of common stock for directors’ fees	17,140	2	15,005	-	15,007
Issuance of common stock for pursuant to securities purchase agreements	251,518	25	145,308	-	145,333
Warrants issued with convertible notes	-	-	1,388,339	-	1,388,339
Warrant issued for consulting fees	-	-	94,655	-	94,655
Legal and commitment fees	-	-	(199,328)	-	(199,328)
Issuance of common stock for conversion of convertible note payable	3,521,535	352	2,288,648	-	2,289,000
Share-based compensation	-	-	33,177	-	33,177
Net loss	-	-	-	(1,572,709)	(1,572,709)
Balance as of June 30, 2020	22,181,315	$2,218	$95,558,928	$(94,778,693)	$782,453
Issuance of common stock for directors’ fees	10,328	1	7,002	-	7,003
Issuance of common stock pursuant to public offering	34,114,500	3,411	22,171,014	-	22,174,425
Commitment fee adjustment	(600,000)	(60)	60	-	-
Issuance of common stock pursuant to warrant exercises	6,364,300	636	4,136,159	-	4,136,795
Warrant issued for consulting fees	-	-	12,921	-	12,921
Issuance of restricted common stock to employees	306,000	31	(31)	-	-
Legal and commitment fees	-	-	(2,171,896)	-	(2,171,896)
Share-based compensation	-	-	34,306	-	34,306
Net loss	-	-	-	(3,293,552)	(3,293,552)
Balance as of September 30, 2020	62,376,443	$6,237	$119,748,463	$(98,072,245)	$21,682,455

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of January 1, 2019	13,977,868	$1,398	$85,599,140	$(75,134,316)	$10,466,222
Issuance of common stock for directors’ fees	13,820	1	16,505	-	16,506
Share-based compensation	-	-	509,528	-	509,528
Net loss	-	-	-	(1,803,508)	(1,803,508)
Balance as of March 31, 2019	13,991,688	$1,399	$86,125,173	$(76,937,824)	$9,188,748
Issuance of common stock for directors’ fees	4,235	-	5,505	-	5,505
Issuance of common stock pursuant to securities purchase agreements	300,000	30	449,970	-	450,000
Commitment fee adjustment	-	-	(270,000)	-	(270,000)
Share-based compensation	-	-	125,549	-	125,549
Net loss	-	-	-	(1,425,743)	(1,425,743)
Balance as of June 30, 2019	14,295,923	$1,429	$86,436,197	$(78,363,567)	$8,074,059
Issuance of common stock for directors’ fees	6,111	1	6,500	-	6,501
Issuance of common stock pursuant to securities purchase agreement	276,667	28	414,972	-	415,000
Commitment fee adjustment	(180,000)	(18)	18	-	-
Warrant debt discount valuation	-	-	595,662	-	595,662
Legal and commitment fees	-	-	(272,985)	-	(272,985)
Share-based compensation	-	-	130,600	-	130,600
Net loss	-	-	-	(1,829,567)	(1,829,567)
Balance as of September 30, 2019	14,398,701	$1,440	$87,310,964	$(80,193,134)	$7,119,270

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(8,236,543)	$(5,058,818)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation	59,129	59,717
Amortization of intangible assets	17,215	9,941
Amortization of resalable software license rights	-	843,287
Amortization of debt discount	1,416,040	288,774
Amortization of capitalized contract costs	111,467	102,839
Amortization of debt issuance costs	2,166,650	311,718
Operating leases right-of-use assets	151,325	(8,946)
Loss on extinguishment of debt	499,076	-
Amortization of beneficial conversion feature	641,215	-
Share-based and warrant compensation for employees and consultants	687,778	765,677
Share-based directors’ fees	22,010	28,512
Change in operating assets and liabilities:
Accounts receivable	(181,588)	800,698
Due from factor	47,679	5,980
Capitalized contract costs	(29,808)	(38,597)
Inventory	29,723	27,662
Resalable software license rights	5,044	40,857
Prepaid expenses and other	(86,137)	(45,000)
Accounts payable	(530,011)	15,398
Accrued liabilities	(193,146)	(69,691)
Deferred revenue	(135,707)	26,112
Operating lease liabilities	(147,480)	14,667
Net cash used for operating activities	(3,686,069)	(1,879,213)
CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of note receivable	(295,000)	-
Purchase of PistolStar	(2,000,000)	-
Cash acquired from purchase of PistolStar	100,747	-
Proceeds from maturity of debt security	512,821	-
Purchase of intangible assets	-	(1,736)
Purchase of debt security	(516,121)	(512,821)
Capital expenditures	(6,094)	(28,753)
Net cash used for investing activities	(2,203,647)	(543,310)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	3,958,000	3,217,000
Repayment of convertible notes	(4,509,250)	(707,000)
Proceeds from issuance of common stock	22,174,425	-
Proceeds from the exercise of warrants	5,594,795	-
Costs to issue notes, common stock and warrants	(2,693,022)	(333,180)
Repayment of note payable - PistolStar	(130,000)	-
Net repayments of loans payable to related parties	(188,737)	-
Net cash provided by financing activities	24,206,211	2,176,820
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,316,495	(245,703)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	79,013	323,943
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,395,508	$78,240

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2020	2019

Cash paid for:
Interest	$99,426	$-
Income taxes	$-	$-

Noncash Investing and financing activities
Accounts receivable acquired from PistolStar	$184,792	$-
Prepaid expenses acquired from PistolStar	$9,485	$-
Equipment acquired from PistolStar	$36,467	$-
Intangible assets acquired from PistolStar	$1,480,000	$-
Goodwill related to PistolStar acquisition	$1,154,526	$-
Issuance of note payable for PistolStar acquisition, net of working capital adjustment	$356,000	$-
Accrued expenses acquired from PistolStar	$20,017	$-
Deferred revenue acquired from PistolStar	$590,000	$-
Issuance of common stock pursuant to securities purchase agreements	$277,833	$595,000
Warrants issued with convertible notes	$1,388,339	$595,662
Issuance of common stock for conversion of note payable	$3,789,000	$-
Beneficial conversion feature	$641,215	$-
Deemed dividends related to down-round features	$112,686	$-
Right-of-use asset addition under ASC 842	$141,761	$719,812
Operating lease liabilities under ASC 842	$141,761	$707,217

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 (Unaudited)

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

The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net acquisition date fair value of the assets acquired and the liabilities assumed and represents the expected future economic benefits arising from other assets acquired that are not individually identified and separately recognized. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. Assumptions may be incomplete or inaccurate, and unanticipated events or circumstances may occur, which may affect the accuracy or validity of such assumptions, estimates or actual results. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill to the extent that it identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

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

The Company has incurred significant losses to date and at September 30, 2020 had an accumulated deficit of approximately $98 million. In addition, broad commercial acceptance of the Company’s technology is critical to the Company’s success and ability to generate future revenues. At September 30, 2020, the Company’s total cash and cash equivalents were approximately $18.4 million, as compared to approximately $79,000 at December 31, 2019.

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

In July of 2020, the Company raised approximately $22.7 million, after deducting the underwriting discounts and commissions and estimated offering expenses.  The Company used approximately $4.2 million of the net proceeds of the offering to satisfy all outstanding amounts due under convertible promissory notes previously issued to Lind Global Macro Fund, L.P.

Due to several factors, including the Company’s history of losses and limited revenue, its independent auditors have included an explanatory paragraph in their audit opinion related to the Company’s 2019 annual financial statements as to the substantial doubt about the Company’s ability to continue as a going concern. The Company’s long-term viability and growth will depend upon the successful commercialization of its technologies and expansion of operations, and to pursue merger or acquisition candidates.  It is expected that the Company’s independent auditors will reevaluate its going concern qualification based on the Company’s financial position and performance in future periods. As of the date of the filing of this report, management believes the Company has adequate cash to support the Company’s activities through fiscal year 2021.

3.	REVENUE FROM CONTRACTS WITH CUSTOMERS

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. To achieve this core principle, the Company applies the following five steps:

●	Identify the contract with a customer
●	Identify the performance obligations in the contract
●	Determine the transaction price
●	Allocate the transaction price to performance obligations in the contract
●	Recognize revenue when or as the Company satisfies a performance obligation

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three month periods ended:

	North America	South America	EMEA*	Asia	September 30, 2020

License fees	$339,747	$-	$6,732	$-	$346,479
Hardware	103,511	-	1,800	-	105,311
Services	450,994	13,800	22,893	3,848	491,535
Total Revenues	$894,252	$13,800	$31,425	$3,848	$943,325

	North America	South America	EMEA*	Asia	September 30, 2019

License fees	$50,400	$43,000	$4,168	$704	$98,272
Hardware	98,995	-	14,759	3,316	117,070
Services	206,094	845	23,433	7,000	237,372
Total Revenues	$355,489	$43,845	$42,360	$11,020	$452,714

The following table summarizes revenue from contracts with customers for the nine month periods ended:

	North America	South America	EMEA*	Asia	September 30, 2020

License fees	$528,524	$-	$6,732	$70,110	$605,366
Hardware	208,192	-	1,800	29,033	239,025
Services	857,156	14,550	37,594	19,261	928,561
Total Revenues	$1,593,872	$14,550	$46,126	$118,404	$1,772,952

	North America	South America	EMEA*	Asia	September 30, 2019

License fees	$97,408	$43,000	$31,668	$69,704	$241,780
Hardware	269,393	12,636	342,304	155,632	779,965
Services	602,782	8,252	82,440	17,501	710,975
Total Revenues	$969,583	$63,888	$456,412	$242,837	$1,732,720

*EMEA – Europe, Middle East, Africa

All of the Company's performance obligations, and associated revenue, are generally transferred to customers at a point in time, with the exception of support and maintenance, and professional services, which are generally transferred to the customer over time.

Software licenses

Software license revenue consist of fees for perpetual and subscription licenses for one or more of the Company’s biometric fingerprint solutions. Revenue is recognized at a point in time once the software is available to the customer for download. Software license contracts are generally invoiced in full on execution of the arrangement.

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

Support and Maintenance

Support and Maintenance revenue consists of fees for unspecified upgrades, telephone assistance and bug fixes. The Company satisfies its Support and Maintenance performance obligation by providing “stand-ready” assistance as required over the contract period. The Company records deferred revenue (contract liability) at time of invoice until the contracts term occurs. Revenue is recognized over time on a ratable basis over the contract term. Support and Maintenance contracts are one to five years in length and are generally invoiced in advance at the beginning of the term. Support and Maintenance revenue for subscription licenses is carved out of the total license cost at 18% and recognized on a ratable basis over the license term.

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

Transaction Price Allocated to the Remaining Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied at September 30, 2020. The guidance provides certain practical expedients that limit this requirement, which the Company’s contracts meet as follows:

●	The performance obligation is part of a contract that has an original expected duration of one year or less, in accordance with ASC 606-10-50-14.

At September 30, 2020, deferred revenue represents the remaining performance obligations related to support and maintenance, of which is expected to be recognized from one year to five years.

Revenue recognized during the three and nine months ended September 30, 2020 from amounts included in deferred revenue at the beginning of the period was approximately $94,000 and $202,000, respectively. Revenue recognized during the three and nine months ended September 30, 2019 from the amounts included in the deferred revenue at the beginning of the period was approximately $89,000 and $200,000, respectively. The Company did not recognize any revenue from performance obligations satisfied in prior periods. Total deferred revenue (contract liability) was $813,505 and $359,212 at September 30, 2020 and December 31, 2019, respectively.

4.	PistolStar, Inc. acquisition

On June 30, 2020, the Company acquired PistolStar, Inc., a private company based in the United States, which provides enterprise-ready identity access management solutions, including multi-factor authentication, identity-as-a-service, single sign-on and self-service password reset to commercial, government and education customers throughout the United States and internationally.

From April 10, 2020 until the Company acquired PistolStar, it licensed PortalGuard®, PistolStar’s authentication software, which the Company combines with its biometric authentication solutions offered to existing and prospective customers.

The total purchase price of $2.5 million included cash payments of $2.0 million and the issuance of a $500,000 promissory note. The purchase price is subject to a working capital adjustment, which has been estimated to be a reduction of $108,000.

The acquisition of PistolStar has been accounted for as a business combination and, in accordance with ASC 805, the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The following table summarizes the preliminary purchase price allocation as of September 30, 2020:

Purchase consideration:
Total cash paid, net of acquired cash	$2,000,000
4% Promissory note, net of discount of $36,000	464,000
Working capital adjustment	(108,000)
Total purchase price consideration	$2,356,000

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$100,747
Accounts receivable	184,792
Prepaid expenses and other current assets	9,485
Fixed assets	36,467
Intangible assets	1,480,000
Goodwill	1,154,526
Total assets acquired	2,966,017

Accrued expenses and other current liabilities	738
Accrued payroll	19,279
Deferred revenue	590,000
Total fair value of assets acquired and liabilities assumed	$2,356,000

The promissory note, which was issued to the previous owner of PistolStar, carries interest at 4% per annum and is payable in four installments over the 12-month period following the closing.  During the three months ended September 30, 2020, the Company made one payment in the amount of $130,000.

In the three and nine months ended September 30, 2020, acquisition-related expenses were immaterial. Acquisition-related expenses have been included primarily in general and administrative expenses in the condensed consolidated statements of operations. The operating results of PistolStar have been included in the condensed consolidated statements of operations since July 1, 2020.

The significant intangible assets identified in the purchase price allocation discussed above include the Trade Name, Proprietary Software, and Customer Relationships. To value the Trade Name and Proprietary Software, the Company utilized the Relief from Royalty Method, which quantifies the cost savings associated with asset ownership via a discounted cash flow analysis. To value the Customer Relationships, the Company utilized the Excess Earnings Method, which isolates the value of the specific intangible asset by discounting its income stream to present value.

The fair value of the assets acquired and liabilities assumed reflected in the tables above is less than the purchase price, resulting in the recognition of goodwill. The goodwill reflects the value of the synergies the Company expects to realize and the assembled workforce.

The following table presents the preliminary fair values and useful lives of the identifiable intangible assets acquired:

	Amount	Estimated useful life (in years)
Trade Name	$130,000		15
Proprietary Software	420,000		5
Customer relationships	930,000	8	-	10
Total identifiable intangible assets	$1,480,000

5.	ACCOUNTS RECEIVABLE

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

As a result of the payment delays from a large customer, the Company has reserved $1,720,000 at September 30, 2020 and December 31, 2019, which represents 100% of the remaining balance owed under the contract. Recoveries of accounts receivable previously written off are recorded when received. Additionally, the Company sold a license to a Chinese reseller in December 2018. Revenue was recognized in accordance with ASC 606 in the amount of $1.1 million in 2018. As of December 31, 2019, the second payment due to be paid in March 2019 of $555,555 was still outstanding and payable. As of December 31, 2019, the Company wrote off the amount directly to bad debt expense as it was determined not to be collectible.

	September 30,	December 31,
	2020	2019

Accounts receivable - current	$506,165	$139,785
Accounts receivable - non current	1,720,000	1,720,000
Total accounts receivable	2,226,165	1,859,785
Allowance for doubtful accounts - current	(13,785)	(13,785)
Allowance for doubtful accounts - non current	(1,720,000)	(1,720,000)
Total allowance for doubtful accounts	(1,733,785)	(1,733,785)
Accounts receivable, net of allowance for doubtful accounts	$492,380	$126,000

6.	SHARE-BASED COMPENSATION

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited interim condensed consolidated statements of operations:

	Three Months Ended September 30,	Three Months Ended September 30,
	2020	2019

Selling, general and administrative	$51,157	$121,999
Research, development and engineering	3,073	15,102
	$54,230	$137,101

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2020	2019

Selling, general and administrative	$632,793	$690,612
Research, development and engineering	76,995	103,577
	$709,788	$794,189

7.	FACTORING

Due from factor consisted of the following as of:

	September 30,	December 31,
	2020	2019

Original invoice value	$128,004	$233,005
Factored amount	(64,742)	(122,064)
Balance due from factor	$63,262	$110,941

The Company entered into an accounts receivable factoring arrangement with a financial institution (the “Factor”) which expires on October 31, 2021. Pursuant to the terms of the arrangement, the Company, from time to time, sells to the Factor a minimum of $150,000 of certain accounts receivable balances on a non-recourse basis per quarter for credit approved accounts. The Factor remits 35% of the foreign and 75% of the domestic accounts receivable balance to the Company (the “Advance Amount”), with the remaining balance, less fees, forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. In addition, the Company, from time to time, receives over advances from the Factor. Factoring fees range from 2.75% to 15% of the face value of the invoice factored, and are determined by the number of days required for collection of the invoice. The cost of factoring is included in selling, general and administrative expenses. The cost of factoring was as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2020	2019	2020	2019

Factoring fees	$15,934	$32,891	$81,164	$125,231

8.	NOTE RECEIVABLE

During the quarter, the Company loaned $295,000 as an advance to aid in fulfilling the African contracts. The note does not bear any interest rate if paid within the nine (9) monthly installments beginning December 31, 2020.  The note bears a default rate of 5%.

9.	INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or net realizable value and consists primarily of fabricated assemblies and finished goods. Inventory is comprised of the following as of:

	September 30,	December 31,
	2020	2019

Finished goods	$258,038	$287,761
Fabricated assemblies	141,358	141,358
Total inventory	$399,396	$429,119

10.	RESALABLE SOFTWARE LICENSE RIGHTS

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

During the fourth quarter of 2019, the Company re-evaluated the recoverability of the carrying amount of the balance of license rights, and concluded that there were no significant undiscounted cash flows expected to be generated from the future sale of the license rights. Accordingly, an impairment charge of $6,957,516 was recorded in the fourth quarter of 2019, which reduced the carrying amount of the FingerQ license rights to zero. Throughout 2019, the Company attempted to sell the technology into the mobile market in Asia, but due to, among other things, the trade tension between the US and China, management concluded that the future amortization would not represent an accurate cost to the ongoing business, without corresponding revenue. A total of $281,137 and $113 was charged to cost of sales during the three-month period ended September 30, 2019 for amortization and the cost basis of the actual sales, respectively. A total of $843,287 and $463 was charged to cost of sales during the nine-month period ended September 30, 2019 for amortization and the cost basis of the actual sales, respectively.

On December 31, 2015, the Company purchased third-party software licenses in the amount of $180,000 in anticipation of a large pending deployment that has yet to materialize. The Company is amortizing the total cost over the same methodology described above with the greater of the two approaches being the actual unit cost per license sold. A total of $16 and $5,701 was charged to cost of sales during the three month periods ended September 30, 2020 and 2019, respectively. A total of $5,044 and $40,394 was charged to cost of sales during the nine month periods ended September 30, 2020 and 2019, respectively. Since the license purchase, the actual per unit cost (actual usage) of such license rights in the cumulative amount of $111,242 has been charged to cost of sales, with a carrying balance of $68,758 and $73,802 as of September 30, 2020 and December 31, 2019, respectively.

11.	investment in debt security

During 2019, the Company purchased a 4,000,000 Hong Kong dollar denominated Bond Certificate with a financial institution in Hong Kong. The Bond Certificate translated to $512,821 U.S. Dollars on the June 2019 purchase date. The bond had a one-year term which matured in June 2020, bearing interest at 5% per annum. The Company redeemed the bond and recorded interest income of approximately $25,800. The Company then purchased a new 4,000,000 Hong Kong dollar denominated Bond Certificate with a financial institution in Hong Kong in June 2020. The new Bond Certificate translated to $516,121 U.S. Dollars, based on the exchange rate at the purchase date. The Company can invest up to 20,000,000 Hong Kong dollars under the terms of the certificate, bearing interest at 5% per annum. The investment is recorded at amortized cost which approximates fair value, and is currently planned to be held to maturity.

12.	Related Party TRANSACTIONS

  Loans Payable – Related Parties

The Company received a series of non-interest-bearing advances from Mr. Wong Kwok Fong, a director of the Company, and Mr. Michael DePasquale, the Company’s Chief Executive Officer, for working capital purposes.

The balance of the advances as of December 31, 2019 were $74,737 and $114,000, respectively, and were due on demand. The advances were repaid in full in 2020.

13.	COMMITMENT

Sales Incentive Agreement with TTI

On March 25, 2020, the Company entered into a sales incentive agreement Technology Transfer Institute (“TTI”). Terms of the agreement include the following:

1.	The term of the agreement is one year unless notice to terminate (as defined) is given. The agreement will be automatically extended for additional one-year terms unless terminated.
2.

For each $5,000,000 in revenue (up to a maximum of $20,000,000) TTI generates during the first year that results in net income of at least 20% (as defined), the Company will pay TTI a sales incentive fee of $500,000 payable by the issuance of 500,000 shares of common stock.

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

There has been no revenue generated nor sales incentive fees paid during the three and nine months ended September 30, 2020.

14.	Convertible NOTES PAYABLE

Convertible notes payable as of September 30, 2020 and December 31, 2019 consist of the following:

	September 30,	December 31,
	2020	2019

Securities Purchase Agreement dated July 10, 2019	$-	$2,255,454
January 2020 Note	-	-
February 2020 Note	-	-
May 2020 Note	-	-
June 2020 Note	-	-
Convertible notes payable, net	$-	$2,255,454

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

On March 12, 2020, the Company issued a $3,789,000 principal amount senior secured convertible note (the “Amended Note”), which replaced the Original Note and included an additional $729,000 in interest due to the debt restructuring. The principal amount was due and payable in full on April 13, 2020. The Amended Note was secured by a lien on substantially all of the Company’s assets and properties and was convertible at the option of the Investor into shares of common stock at a fixed conversion price of $0.65 per share. The Company accounted for the transaction as a debt extinguishment, and therefore, the balance of the fees and unamortized discount associated with the Original Note were written off and included as loss on extinguishment of debt. On the day of the conversion, the closing stock price for the day was $0.76, which resulted in a beneficial conversion of $0.11 per share outstanding or $641,215 to be amortized to interest expense over the term of the Amended Note, as adjusted for any debt conversion.

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

On June 10, 2020, the investor converted the last of the remaining principal into shares of common stock for payment in full, and the remaining principal balance was $0. The Amended Note amount of $3,789,000 was converted into 5,829,225 shares of common stock.

	September 30,	December 31,
	2020	2019
Principal amount	$3,789,000	$3,060,000
Less: conversion of principal into shares of common stock	(3,789,000)	-
Net Principal amount	-	3,060,000

Less: unamortized debt discount and beneficial conversion feature	-	(574,330)
Less: unamortized debt issuance costs	-	(230,216)
Notes payable, net of unamortized debt discount and debt issuance costs	$-	$2,255,454

January 2020 Note

On January 13, 2020, the Company issued a $157,000 principal amount secured 10% convertible redeemable note (the “January 2020 Note”) to an institutional investor with a maturity date of June 13, 2020 which was convertible into common stock at a conversion price of $1.50 per share. The January 2020 Note was redeemable at any time by payment of a premium to the principal balance starting at 10% and increasing to 30%. At the closing, the Company agreed to issue 650,000 shares of common stock in lieu of payment of a $75,000 commitment fee which would be reduced to 50,000 shares if the January 2020 Note was repaid prior to the maturity date. The Company paid $7,000 of legal fees for the January 2020 Note.

On June 12, 2020, the January 2020 Note was paid in full for $211,984. The 600,000 shares were returned to the Company in July 2020.

February 2020 Note

On February 13, 2020, the Company issued a $126,000 principal amount secured 10% convertible redeemable note (the “February 2020 Note”) to an institutional investor with a maturity date of July 13, 2020 which was convertible into common stock at a conversion price of $1.15 per share.  On March 12, 2020, the Original Note was amended to reduce the conversion price to $0.65 per share, which reduced the conversion price of the February Note to $0.65 and resulted in an additional deemed dividend expense of $70,998. The February 2020 Note was redeemable at any time by payment of a premium to the principal balance starting at 10% and increasing to 30%.   The Company issued 50,000 shares of common stock to the investor in lieu of payment of a $57,500 commitment fee. The Company paid $6,000 of legal fees in connection with the issuance of February 2020 Note.

This February 2020 Note was paid in full on July 10, 2020 by payment of $170,442.

May 2020 Note

On May 6, 2020, the Company issued a $2,415,000 principal amount senior secured convertible note (the “May 2020 Note”). At closing, $2,100,000 was funded. The principal amount was due and payable in five equal monthly installments of $268,333 beginning seven months after the funding date with the remaining balance due on the twelfth month after the date of funding. The May 2020 Note was convertible at a fixed convertible price of $1.16 per share. In connection with the issuance of the May 2020 Note, the Company paid a $133,333 due diligence fee by issuing 114,943 shares of common stock to the Investor priced at $1.16 per share. The Company also paid a placement fee of 7% of the gross proceeds to a placement agent. In connection with the closing of the May 2020 Note, the Company issued a five-year warrant to the investor to purchase 1,900,000 shares of common stock at a fixed exercise price of $1.16 and was immediately exercisable. The valuation of the warrant of $876,937 was recorded to debt discount and was amortized over the life of the May 2020 Note. The fees associated with the agreement were allocated to debt issuance costs and additional paid-in-capital based on the respective ratio of the valuation of the note and warrant. Amortization of the debt issuance costs and debt discount were included in the interest expense on the statement of operations.

Following the completion of the underwritten offering consummated in July 2020, the principal balance of $2,415,000 was paid in full during the quarter.  As a result of the repayment, the Company expensed the remaining debt discounts and issuance costs of $1,218,163 in July 2020.

June 2020 Note

On June 29, 2020, the Company issued a $1,811,250 principal amount senior secured convertible note (the “June 2020 Note”).  At closing, $1,575,000 was funded. The principal amount was due and payable in nine equal monthly installments of $201,250 beginning four months after the funding date with the remaining balance due on the twelfth month after the date of funding. The June 2020 Note was convertible at a fixed convertible price of $1.16 per share. In connection with the issuance of the June 2020 Note, the Company paid a $100,000 due diligence fee by issuing 136,575 shares to the Investor priced at $0.7322 per share. The Company also paid a placement fee of 7% of the gross proceeds to a placement agent.

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

Following the completion of the underwritten offering consummated in July 2020, the principal balance of $1,811,250 was paid in full during the quarter. As a result of the repayment, the Company expensed the remaining debt discounts and issuance costs of $957,919 in July 2020.

15.	LEASES

The Company’s leases office space in New Jersey, Hong Kong, Minnesota, and New Hampshire with lease termination dates of 2023, 2022, 2022, and 2022, respectively. The leases include non-lease components with variable payments. The following tables present the components of lease expense and supplemental balance sheet information related to the operating leases, for the three months ended and as of:

	3 Months ended September 30,	9 Months ended September 30,
	2020	2020

Lease cost
Operating lease cost	$67,773	$175,219
Total lease cost	$67,773	$175,219

Balance sheet information
Operating ROU assets		$556,915

Operating lease liabilities, current portion		$229,853
Operating lease liabilities, non-current portion		325,454
Total operating lease liabilities		$555,307

Weighted average remaining lease term (in years) – operating leases		2.49
Weighted average discount rate – operating leases		5.50%

Supplemental cash flow information related to leases were as follows, for the nine months ended September 30, 2020:

Cash paid for amounts included in the measurement of operating lease liabilities	$171,374

Maturities of operating lease liabilities were as follows:

2020 (remaining three months)	$63,812
2021	256,977
2022	187,594
2023	89,226
Total future lease payments	597,609
Less: imputed interest	(42,302)
Total	$555,307

16.	EARNINGS (LOSS) PER SHARE - COMMON STOCK (“EPS”)

The Company’s basic EPS is calculated using net loss available to common shareholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes.

-Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months ended September 30,		Nine Months ended September 30,
	2020	2019	2020	2019

Stock options	1,603,053	1,755,556	1,603,053	1,755,556
Warrants	5,651,889	5,780,978	5,651,889	5,780,978
Total	7,254,942	7,536,534	7,254,942	7,536,534

The following table summarizes the weighted average securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the net losses for the periods:

	Three Months ended September 30,		Nine Months ended September 30,
	2020	2019	2020	2019

Stock options	2,421	-	18,829	-
Warrants	318,600	-	2,945,913	-
Restricted stock	8,280	-	33,067	-
Convertible notes	-	1,912,454	-	1,143,293
Total	329,301	1,912,454	2,997,809	1,143,293

17.	STOCKHOLDERS’ EQUITY

Preferred Stock

Within the limits and restrictions provided in the Company’s Certificate of Incorporation, the Board of Directors has the authority, without further action by the shareholders, to issue up to 5,000,000 shares of preferred stock, $.0001 par value per share, in one or more series, and to fix, as to any such series, any dividend rate, redemption price, preference on liquidation or dissolution, sinking fund terms, conversion rights, voting rights, and any other preference or special rights and qualifications. As of September 30, 2020, 100,000 shares of preferred stock have been designated as Series A-1 Convertible Preferred Stock and 105,000 shares of preferred stock have been designated as Series B-1 Convertible Preferred Stock. There was no preferred stock outstanding as of September 30, 2020 or December 31, 2019.

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

Securities Purchase Agreement dated September 23, 2015:

On September 23, 2015, the Company issued warrants (the “2015 Warrants”) to purchase 69,445 shares of common stock in connection with the issuance of a promissory note. The warrants were immediately exercisable at an initial exercise price of $3.60 per share and had a term of five years. The 2015 Warrants expired in September 2020.

The 2015 Warrants had a "full ratchet" anti-dilution adjustment provision which could be triggered in the event the Company sold or granted any additional shares of common stock, options, warrants or other securities that were convertible into common stock at a price lower than $3.60 per share. The anti-dilution was not triggered by certain “exempt issuances” which among other issuances, includes the issuance of shares of common stock, options or other securities to officers, employees, directors, consultants or service providers.

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

Referral Fees:

During the second quarter of 2020, the Company issued a warrant to purchase 125,000 shares of common stock to an investor in payment for a business referral valued at $94,655.

During the third quarter of 2020, the Company issued a warrant to purchase 25,000 shares of common stock to a former employee for a business referral valued at $12,921.

Common Stock

On March 30, 2020, the Company issued 972,000 shares of common stock for warrants that were exercised at $1.50, resulting in proceeds of $1,458,000 to the Company.

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

On July 23, 2020, the Company completed an underwritten public offering of shares of common stock and warrants resulting in net proceeds of approximately $22.7 million, after deducting underwriting discounts and commissions and estimated offering expenses. 34,114,500 shares of common stock were issued as a result of this offering, and a further 6,364,300 shares of common stock were issued upon the exercise of 4,100,000 prefunded warrants and 2,264,300 warrants exercised in conjunction with the offering.

10,328 shares of common stock were issued during the quarter ended September 30, 2020 in payment of board and board committee fees valued at $7,003.

See Note 14 - Convertible Notes Payable for common stock issuances related to conversion of convertible notes payable and shares of common stock issued for fees in connection with the agreements.

Issuances of Nonvested Stock

Nonvested stock consists of shares of common stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. The fair value of nonvested shares is determined based on the market price of the Company's common stock on the grant date. Nonvested stock is expensed ratably over the term of the restriction period.

The Company issued 306,000 shares of restricted common stock during the quarter ended September 30, 2020 to certain employees and directors of the Company. These shares vest in equal annual installments over a three-year period from the date of grant, and had a fair value on the date of issuance of $198,900. Nonvested stock compensation for the three months ended September 30, 2020 was $3,427.

Issuances of Stock Options

On April 2, 2020, the Company issued a stock option to a new employee to purchase 5,000 shares of common stock with a three-year vesting period, seven year term, and exercise price of $0.73 per share.

The fair value of the option at date of issuance was estimated on the date of grant at $2,267 using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate: 0.36%, expected life of options in years: 4.5, expected dividends: 0, volatility of stock price: 83%.

197,500 options were granted during the quarter ended September 30, 2020. These options vest in three equal annual installments on each of the three anniversaries of the date of grant period, have seven year terms, and a weighted average exercise price of $0.65. The fair value of the options at date of issuance was estimated on the date of grant at $80,093 using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate: 0.28%, expected life of options in years: 4.53, expected dividends: 0, volatility of stock price: 83%.

18.	NASDAQ CAPITAL MARKET LISTING REQUIREMENTS

In September 2019, the Company received a letter from Nasdaq stating that its share price had not satisfied the continued listing requirement to maintain a minimum bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). On November 16, 2020, the Company held a special meeting of its stockholders to request a vote in favor of a reverse split at a ratio between 1-for-4 and 1-for-10, to regain compliance with the Minimum Bid Price Requirement. We have until December 4, 2020 to regain compliance with the Minimum Bid Price Requirement.

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

As discussed above, on July 23, 2020, the Company completed an underwritten public offering resulting in net cash proceeds of approximately $22.7 million which was used, in part, to repay approximately $4.2 million of outstanding convertible promissory notes. Accordingly, as of the date of this report the Company believes that it has satisfied compliance with the Stockholders’ Equity Requirement.

19.	SEGMENT INFORMATION

The Company has determined that its continuing operations are one discrete segment consisting of biometric products. Geographically, North American sales accounted for approximately 95% and 79% of the Company’s total sales for the three months ended September 30, 2020 and 2019, respectively, and were approximately 90% and 56% of the Company’s total sales for the nine months ended September 30, 2020 and 2019, respectively.

20.	FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, note payable, and due from factor, are carried at, or approximate, fair value because of their short-term nature.  The carrying values of the convertible debt and operating lease obligation approximated their fair values as the interest rates approximated market.

21.	MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

For the three months ended September 30, 2020 and 2019, one customer accounted for 13% and one customer accounted for 28% of revenue, respectively. For the nine months ended September 30, 2020 and 2019, one customer accounted for 21% and three customers accounted for 50% of revenue, respectively.

At September 30, 2020, two customers accounted for 26% of accounts receivable. At December 31, 2019, three customers accounted for 18%, 16% and 14% of current accounts receivable, respectively.

22.	PAYMENT PROTECTION PROGRAM TERM NOTE

On April 20, 2020, the Company entered into a Paycheck Protection Program Term Note (the “SVB Note”) with Silicon Valley Bank (“SVB”) pursuant to the Paycheck Protection Program (the “Program”) of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration.

The Company received total proceeds of approximately $341,000 which were used in accordance with the requirements of the CARES Act.  The Company will apply to SVB for forgiveness of amounts due on the SVB Note to the extent they are used for eligible payroll costs, rent obligations, and covered utility payments incurred during the “covered period” following disbursement under the SVB Note.  Until the six-month anniversary of the date of the SVB Note (the “Deferral Expiration Date”), neither principal nor interest is due and payable. On the Deferral Expiration Date, the outstanding principal of the SVB Note that is not forgiven will convert to an amortizing term loan at an interest rate of 1% per annum requiring equal monthly payments of principal and interest through November 20, 2022.

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

23.	SUBSEQUENT EVENTS

On November 11, 2020, the Company issued 11,115 shares of common stock to its directors in payment of board fees. Additionally, the Company issued a stock option to a new employee to purchase 25,000 shares of common stock with three-year vesting period and seven year term, and an aggregate of 25,000 shares of restricted common stock  to several new employees which vest in equal annual installments over a three year period from the date of grant.

The Company has reviewed all other subsequent events through the date of filing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts contained in this Report on Form 10-Q, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in the forward-looking statements are reasonable, we cannot be sure that they will be achieved. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: our history of losses and limited revenue; our ability to raise additional capital; our ability to protect our intellectual property; changes in business conditions; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; security breaches; competition between us and other companies in the biometric technology industry; market acceptance of biometric products generally and our products under development; our ability to execute and deliver on contracts in Africa, our ability to expand into Asia, Africa and other foreign markets; our ability to integrate the operations and personnel of PistolStar into our business; the duration and severity of the current coronavirus COVID-19 pandemic and its effect on our business operations, sales cycles, personnel, and the geographic markets in which we operate; delays in the development of products and statements of assumption underlying any of the foregoing as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) and other filing with the SEC. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW

The following discussion and analysis summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below and should be read in conjunction with our unaudited condensed consolidated financial statements and related information contained herein and in our audited financial statements as of December 31, 2019.

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

STRATEGIC OUTLOOK AND RECENT DEVELOPMENTS

Historically, our largest market has been access control within highly regulated industries such as government, financial services, and healthcare.  During 2019, we became the go-to biometric authentication provider for board of election offices as eight offices deployed our hardware and software to secure internal access to the voter registration database. We continue to seek to extend this footprint as we finalize 2020 and move forward into 2021.

Working with our partner TTI, we expect to begin deploying several large-scale identity and access projects in the fourth quarter of 2020. We are in the process of establishing an African subsidiary, to work closely with TTI who was awarded contracts of $45M and $30M. Under the first contract, we will provide biometric authentication to support the infrastructure of a new e-commerce project developed with the expectation to generate more than one million jobs in Nigeria. The second contract provides for BIO-key hardware and software to be used by a leading African telecommunications company to secure internal access to customer data. Based on information available today, Africa and the surrounding regions are receiving government funding to expand the use of biometric authentication solutions to help establish trustworthy government programs and reduce fraud. The COVID-19 pandemic has and may continue to delay the rollout of these programs, but we are expecting to begin deploying hardware Q4 2020 in accordance with contractual terms.

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

In June 2020, we expanded our business though the acquisition of PistolStar. PistolStar has over 200 active customer subscribers which include PortalGuard® multi-factor authentication (MFA), Nebula identity-as-a-service (IDaaS), PortalGuard single sign-on (SSO) and PortalGuard self-service password reset (SSPR).

PortalGuard MFA offers customers flexible policy-driven choices among 15 different methods of authentication, including BIO-key biometrics, FIDO U2F/2FA tokens, WebAuthn, Windows Hello, Google Authenticator, Microsoft Authenticator, RSA SecureID, Phone Push, OTP, SMS, phone-call, and bar-code, so every user can always be securely authenticated with whichever factor is most appropriate.  For enterprises with existing IAM platforms, PortalGuard can be seamlessly integrated to add its complete MFA by supporting SAML, OpenID Connect, OAuth, WS-Federation, CAS, and Shibboleth, among other standards. Combining PistolStar’s proprietary authentication software with our biometric solutions creates an integrated turn-key multi-factor solution which we believe is unparalleled in the industry, and will allow us to provide a unified MFA solution that is differentiated in the market by our biometric user experience and who-you-are strong authentication.

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

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, and, in the following weeks, many U.S. states and localities issued lockdown orders impacting our operations. Since then, the COVID-19 situation within the U.S. has rapidly escalated and has severely restricted the level of economic activity around the world. The COVID-19 outbreak has caused us to migrate to a remote business model for our sales, marketing, administrative and executive teams. Research and development and production are adjusting to the new landscape to maintain production as best as possible considering the conditions and regulations. We continue to monitor the situation closely and it is possible that we will implement further measures. Since we qualify as an essential business in New Jersey because we serve the healthcare industry, we have been able to access inventory to fulfill orders and ship products as required. The pandemic has extended sales cycles and delayed deployments in most markets in which we operate, particularly in Africa which has just recently lifted shut-down and shelter at home orders. We continue to conduct business daily and are actively closing transactions throughout the current climate, with no changes to personnel.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2020 AS COMPARED TO SEPTEMBER 30, 2019

Consolidated Results of Operations - Percent Trend

	% of Total Revenues for the Three Months Ended September 30,
	2020	2019
Revenues
Services	52%	52%
License fees	37%	22%
Hardware	11%	26%
Total revenues	100%	100%
Costs and other expenses
Cost of services	18%	15%
Cost of license fees	1%	82%
Cost of hardware	3%	16%
Total costs and other expenses	22%	112%
Gross Profit (loss)	78%	-12%

Operating expenses
Selling, general and administrative	158%	202%
Research, development and engineering	35%	66%
Total operating expenses	193%	268%
Operating loss	-116%	-281%

Other income (expense)
Total other income (expense)	-234%	-123%
Net loss	-349%	-404%

Revenues and cost of goods sold

	Three months ended September 30,
	2020	2019	$ Change	% Change

Revenues
Service	$491,535	$237,372	$254,163	107%
License	346,479	98,272	248,207	253%
Hardware	105,311	117,070	(11,759)	-10%
Total Revenue	$943,325	$452,714	$490,611	108%

Cost of goods sold
Service	$173,823	$65,683	$108,140	165%
License	10,775	369,604	(358,829)	-97%
Hardware	27,011	73,366	(46,355)	-63%
Total COGS	$211,609	$508,653	$(297,044)	-58%

Revenues

For the three months ended September 30, 2020 and 2019, service revenues included approximately $480,000 and $224,000, respectively, of recurring maintenance and support revenue, and approximately $11,000 and $13,000 respectively, of non-recurring custom services revenue.  Recurring service revenue increased 114% in 2020 which is largely due to the additional PistolStar service revenue customers. Non-recurring custom services decreased 15% for custom services due to decreased customers paying for installations. We expect the recurring revenue for PistolStar to decrease, and license revenue to increase, as we continue to convert Portal Guard offerings to a subscription model.

For the three months ended September 30, 2020, license revenue increased 253% from the corresponding period in 2019 due to the new customer orders from PistolStar, and the new customer orders of PortalGuard.

For the three months ended September 30, 2020, hardware sales decreased by approximately $12,000 (10%), as a result of smaller new customer deployments and no orders for locks.

Costs of goods sold

For the three months ended September 30, 2020, cost of service increased 165% over the corresponding period in 2019, due to addition of the PistolStar costs associated with support required for services revenue.

License costs for the three months ended September 30, 2020 decreased approximately 97%, and were directly associated with the amortization of the software rights, which were written off by December 31, 2019.

Hardware costs for the three months ended September 30, 2020 decreased approximately 63%. The decrease was associated with the reduced hardware sales and hardware mix.

Selling, general and administrative

	Three months ended September 30,
	2020	2019	$ Change	% Change

Selling, general and administrative	$1,490,241	$915,066	$575,175	63%

Selling, general and administrative costs for the three months ended September 30, 2020 increased 63% from the corresponding period in 2019. The increase included expenses associated with new marketing personnel and web-site integration of PistolStar, additional costs associated with the PistolStar office staff and expenses, one-time integration costs incurred in connection the acquisition of Pistol Star, increased accounting and legal fees incurred in connection with financing transactions, employee bonuses, and costs associated with set up of the African subsidiary.

Research, development and engineering

	Three months ended September 30,
	2020	2019	$ Change	% Change

Research, development and engineering	$331,213	$300,132	$31,081	10%

For the three months ended September 30, 2020, research, development and engineering costs increased approximately $31,000 (10%) as compared to the corresponding period in 2020, directly related to the PistolStar R&D expenses.

Other income (expense)

	Three months ended September 30,
	2020	2019	$ Change	% Change

Interest income	$1,106	$19	$1,087	5721%
Interest expense	(2,204,920)	(558,449)	(1,646,471)	295%
Total other income (expense)	$(2,203,814)	$(558,430)	$(1,645,384)	295%

Interest expense for the 2019 and 2020 periods relates to the amortization of the debt discount and debt issuance costs incurred as a result of the convertible debt financings.  The 2020 total includes the write-off of unamortized discount and debt issuance costs related to the May 2020 and June 2020 notes which were paid in full during the three months ended September 30, 2020.

NINE MONTHS ENDED SEPTEMBER 30, 2020 AS COMPARED TO SEPTEMBER 30, 2019

Consolidated Results of Operations - Percent Trend

	% of Total Revenues for the Nine Months Ended September 30,
	2020	2019
Revenues
Services	52%	41%
License fees	34%	14%
Hardware	13%	45%
Total revenues	100%	100%
Costs and other expenses
Cost of services	19%	12%
Cost of license fees	2%	65%
Cost of hardware	7%	26%
Total costs and other expenses	27%	103%
Gross profit (loss)	73%	-3%

Operating expenses
Selling, general and administrative	230%	193%
Research, development and engineering	56%	56%
Total operating expenses	286%	250%
Operating loss	-213%	-253%

Other income (expense)
Total other income (expense)	-251%	-39%
Net loss	-465%	-292%

Revenues and costs of goods sold

	Nine months ended September 30,
	2020	2019	$ Change	% Change
Revenues
Service	$928,561	$710,975	$217,586	31%
License	605,366	241,780	363,586	150%
Hardware	239,025	779,965	(540,940)	-69%
Total Revenue	$1,772,952	$1,732,720	$40,232	2%

Cost of goods sold
Service	$336,940	$214,933	$122,007	57%
License	29,486	1,119,147	(1,089,661)	-97%
Hardware	117,900	458,049	(340,149)	-74%
Total COGS	$484,326	$1,792,129	$(1,307,803)	-73%

Revenues

For the nine months ended September 30, 2020 and 2019, service revenues included approximately $891,000 and $692,000, respectively, of recurring maintenance and support revenue, and approximately $38,000 and $19,000, respectively, of non-recurring custom services revenue.  Recurring service revenue increased 29% from 2019 which is largely due to the additional PistolStar service revenue customers in the three months ended September 30, 2020. Non-recurring custom services increased 100% for custom services due to increased new customer installations.

For the nine months ended September 30, 2020 and 2019, license revenue increased 150% while we increased the diversity and number of customers, including additional revenue from the PistolStar acquisition in the three months ended September 30, 2020.

For the nine months ended September 30, 2020 and 2019, hardware sales decreased by approximately $541,000 (69%), as a result of a decreased volume of lock orders and smaller new orders.

Costs of goods sold

For the nine months ended September 30, 2020, cost of service increased approximately 57%, due to increase support required for existing custom support and PistolStar support in the three months ended September 30, 2020.

License costs for the nine months ended September 30, 2020 decreased approximately 97% and were directly associated with the amortization of the software rights in 2019 which were written off as of December 31, 2019.

Hardware costs for the nine months ended September 30, 2020 decreased approximately 74%. The decrease was associated with the reduced hardware sales and hardware mix.

Selling, general and administrative

	Nine months ended September 30,
	2020	2019	$ Change	% Change

Selling, general and administrative	$4,083,568	$3,350,770	$732,798	22%

Selling, general and administrative costs for the nine months ended September 30, 2020 increased 22% from the corresponding period in 2019. The increase included expenses associated with new marketing personnel and web-site integration of PistolStar, additional costs associated with the PistolStar office staff and expenses, one-time integration costs incurred in connection the acquisition of Pistol Star, increased accounting and legal fees incurred in connection with financing transactions, and costs associated with set up of the African subsidiary. These amounts were offset by a decrease in non-cash compensation.

Research, development and engineering

	Nine months ended September 30,
	2020	2019	$ Change	% Change

Research, development and engineering	$986,675	$975,466	$11,209	1%

For the nine months ended September 30, 2020, research, development and engineering costs increased approximately $11,000 (1%) as compared to the corresponding period in 2019, as a result of an increase in recruiting expenses and the addition of PistolStar expenses which amounts were offset by a decrease in contracting services and non-cash compensation.

Other income (expense)

	Nine months ended September 30,
	2020	2019	$ Change	% Change

Interest income	26,908	143	26,765	18717%
Government grant	340,819	-	340,819	n/a
Interest expense	(4,323,577)	(673,316)	(3,650,261)	542%
Loss on extinguishment of debt	(499,076)	-	(499,076)	n/a
Total other income (expense)	$(4,454,926)	$(673,173)	$(3,781,753)	562%

Other income (expense) for the 2020 period related to the interest expense, which included the amortization of a beneficial conversion feature, and amortization of debt discounts and debt issuance costs relating to the convertible notes of approximately $3,582,000, a loss on the extinguishment of a convertible debt financing in an approximate amount of $500,000, partially offset by amounts received under the Payment Protection Program of approximately $341,000 and interest income of approximately $27,000, mostly relating to the maturity of the investment.

The 2019 total includes the write-off of unamortized discount and debt issuance costs related to the April 2019 and June 2019 notes repaid prior to maturity.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Net cash used for operations during the nine months ended September 30, 2020 was approximately $3,686,000. The cash used in operating activities was primarily attributable to the following items:

●	Net positive cash flows related to adjustments for non-cash expenses of approximately $5,772,000.

●	Net negative cash flows related to accounts receivable, prepayments, accounts payable, accruals, lease liabilities, and deferred revenue of approximately $1,224,000 and our net loss for the nine months.

Approximately $2,203,000 was used for investing activities during the nine months ended September 30, 2020 related primarily to the acquisition of PistolStar, a note receivable of $295,000 and $3,000 related to net proceeds and purchases of investments.

Approximately $24,206,000 was provided by financing activities during the nine months ended September 30, 2020 consisting of the issuance of shares in our underwritten offering, exercise of warrants, and repayment of debt, less fees.

At September 30, 2020, we had net working capital of approximately $18,370,000 as compared to negative net working capital of approximately $3,000,000 at December 31, 2019.

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

On August 24, 2018, we completed a public offering of units consisting of 1,380,000 shares of common stock and warrants to purchase 1,035,000 shares of common stock for an aggregate gross proceed of $2,070,000, or $1.50 per unit. During the first quarter of 2020, 972,000 warrants were exercised resulting in proceeds of approximately $1,450,000.

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

On April 20, 2020, we entered into a Paycheck Protection Program Term Note (the “SVB Note”) with Silicon Valley Bank (“SVB”) pursuant to the Paycheck Protection Program (the “Program”) of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. We received total proceeds of approximately $341,000 which was used in accordance with the requirements of the CARES Act. We will apply to SVB for forgiveness of amounts due on the SVB Note to the extent they are used for eligible payroll costs, rent obligations, and covered utility payments incurred during the “covered period” following disbursement under the SVB Note. Until the six-month anniversary of the date of the SVB Note (the “Deferral Expiration Date”), neither principal nor interest is due and payable. On the Deferral Expiration Date, the outstanding principal of the SVB Note that is not forgiven will convert to an amortizing term loan at an interest rate of 1% per annum requiring equal monthly payments of principal and interest through November 20, 2022. We expect that the full amount of the SVB Note will be forgiven.

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

On July 23, 2020, we completed an underwritten public offering of shares of common stock and warrants resulting in net proceeds of approximately $22.7 million, inclusive of the over-allotment and after deducting underwriting discounts and commissions and estimated offering expenses. We used approximately $4.2 million of the net proceeds to repay all outstanding amounts due under outstanding convertible promissory notes at that time.

Liquidity outlook

At September 30, 2020, our total cash and cash equivalents were approximately $18.4 million, as compared to approximately $79,000 at December 31, 2019.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, through factoring receivables, and more recently via a public offering. We estimate that we currently require approximately $680,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation. We expect additional cash requirements for the expansion of business in Africa, however, we will delay any increases in expenses until revenue will cover the added expenses. During the first nine months of 2020, we generated approximately $1,773,000 of revenue, which is below our average monthly requirements.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2020. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued a warrant to a former employee to purchase 25,000 shares of common stock exercisable at a price of $ 0.65 per share in consideration for a business referral. The warrant has a term of seven years and is immediately exercisable. The foregoing securities were issued in a private placement transaction to one accredited investor pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, without general solicitation or advertising of any kind and without payment of placement agent or brokerage fees to any person.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Report.

EXHIBIT INDEX

Exhibit No.	Description

1.1*	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 to Amendment No. 1 to the Registration Statement on Form S-1/A, filed with the SEC on July 17, 2020).

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1/A, filed with the SEC on July 17, 2020).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-1/A, filed with the SEC on July 17, 2020).

4.3	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.4 to Amendment No. 2 to the Registration Statement on Form S-1/A, filed with the SEC on July 20, 2020).

10.1	$500,000 Promissory note, dated June 30, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on July 7, 2020).

10.2

Securities Purchase Agreement dated June 29, 2020 by and between the Company and Lind Global Macro Fund, LP (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on July 1, 2020)

10.3

Form of Restricted Stock Award Agreement under the BIO-key International, Inc. Amended & Restated 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on August 28, 2020)

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

BIO-key International, Inc.

Dated: November 16, 2020	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer
(Principal Executive Officer)

Dated: November 16, 2020	/s/ Cecilia Welch
Cecilia Welch Chief Financial Officer
(Principal Financial Officer)