Form 10-Q
period 2021-03-31
BIO KEY INTERNATIONAL INC
filed 2021-05-17
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of May 14, 2021 was 7,820,455.

BIO-KEY INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION

BIO-key International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and cash equivalents	$13,528,521	$16,993,096
Accounts receivable, net	1,432,248	548,049
Due from factor	49,808	60,453
Note receivable	-	295,000
Inventory	600,447	330,947
Prepaid expenses and other	1,606,161	201,507
Investment – debt security	512,821	512,821
Total current assets	17,730,006	18,941,873
Resalable software license rights	56,361	58,882
Equipment and leasehold improvements, net	69,985	81,793
Capitalized contract costs, net	170,219	165,315
Deposits and other assets	8,712	8,712
Note receivable	295,000	-
Operating lease right-of-use assets	430,206	487,325
Intangible assets, net	1,460,130	1,514,146
Goodwill	1,262,526	1,262,526
Total non-current assets	3,753,139	3,578,699
TOTAL ASSETS	$21,483,145	$22,520,572

LIABILITIES
Accounts payable	$309,323	$244,158
Accrued liabilities	535,952	508,487
Note payable – PistolStar acquisition, net of debt discount	-	232,000
Deferred revenue - current	524,836	657,349
Operating lease liabilities, current portion	230,072	234,309
Total current liabilities	1,600,183	1,876,303
Deferred revenue – long term	49,393	44,987
Operating lease liabilities, net of current portion	211,442	264,163
Total non-current liabilities	260,835	309,150
TOTAL LIABILITIES	1,861,018	2,185,453

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Common stock — authorized, 170,000,000 shares; issued and outstanding; 7,817,913 and 7,814,572 of $.0001 par value at March 31, 2021 and December 31, 2020, respectively	782	782
Additional paid-in capital	119,982,465	119,844,026
Accumulated deficit	(100,361,120)	(99,509,689)
TOTAL STOCKHOLDERS’ EQUITY	19,622,127	20,335,119
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,483,145	$22,520,572

All BIO-key securities issued and outstanding for all periods reflect BIO-key’s 1-for-8 reverse stock split, which was effective November 20, 2020.

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2021	2020

Revenues
Services	$380,022	$207,523
License fees	478,958	235,345
Hardware	1,029,658	79,617
Total revenues	1,888,638	522,485
Costs and other expenses
Cost of services	175,944	70,445
Cost of license fees	38,969	10,456
Cost of hardware	551,722	43,362
Total cost of goods sold	766,635	124,263
Gross Profit	1,122,003	398,222

Operating Expenses
Selling, general and administrative	1,516,398	1,381,399
Research, development and engineering	441,651	336,889
Total Operating Expenses	1,958,049	1,718,288
Operating loss	(836,046)	(1,320,066)
Other income (expenses)
Interest income	2,615	1
Interest expense	(18,000)	(1,551,141)
Loss on extinguishment of debt	-	(499,076)
Total Other Income (Expenses)	(15,385)	(2,050,216)
Net loss	(851,431)	(3,370,282)
Deemed dividends related to down-round features	-	(112,686)
Net loss available to common stockholders	$(851,431)	$(3,482,968)

Basic & Diluted Loss per Common Share	$(0.11)	$(1.84)

Weighted Average Shares Outstanding:
Basic & Diluted	7,773,688	1,895,690

All BIO-key securities issued and outstanding for all periods reflect BIO-key’s 1-for-8 reverse stock split, which was effective November 20, 2020.

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of January 1, 2021	7,814,572	$782	$119,844,026	$(99,509,689)	$20,335,119
Issuance of common stock for directors’ fees	2,091	-	7,510	-	7,510
Legal and commitment fees	-	-	(2,709)	-	(2,709)
Issuance of restricted common stock to employees	1,250	-	-	-	-
Share-based compensation	-	-	133,638	-	133,638
Net loss	-	-	-	(851,431)	(851,431)
Balance as of March 31, 2021	7,817,913	$782	$119,982,465	$(100,361,120)	$19,622,127

All BIO-key securities issued and outstanding for all periods reflect BIO-key’s 1-for-8 reverse stock split, which was effective November 20, 2020.

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of January 1, 2020	1,812,483	$182	$87,437,661	$(89,723,016)	$(2,285,173)
Issuance of common stock pursuant to securities purchase agreements	87,500	8	1,032,492	-	1,032,500
Commitment fee adjustment	-	-	(900,000)	-	(900,000)
Beneficial conversion feature	-	-	641,215	-	641,215
Issuance of common stock pursuant to warrant conversion	121,500	12	1,457,988	-	1,458,000
Conversion of convertible note payable	288,461	29	1,499,971	-	1,500,000
Deemed dividends related to down-round features	-	-	112,686	(112,686)	-
Share-based compensation	-	-	512,719	-	512,719
Net loss	-	-	-	(3,370,282)	(3,370,282)
Balance as of March 31, 2020	2,309,944	$231	$91,794,732	$(93,205,984)	$(1,411,021)

All BIO-key securities issued and outstanding for all periods reflect BIO-key’s 1-for-8 reverse stock split, which was effective November 20, 2020.

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2021	2020

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(851,431)	$(3,370,282)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	25,115	19,912
Amortization of intangible assets	54,016	7,164
Amortization of debt discount	18,000	218,061
Amortization of capitalized contract costs	22,989	36,679
Amortization of debt issuance costs	-	878,398
Loss on extinguishment of debt	-	499,076
Amortization of beneficial conversion feature	-	413,687
Interest expense capitalized to note payable	-	40,995
Operating leases right-of-use assets	57,119	46,009
Stock based directors’ fees	7,510	-
Share based compensation for employees and consultants	133,638	512,719
Change in assets and liabilities:
Accounts receivable	(884,199)	5,707
Due from factor	10,645	(19,729)
Capitalized contract costs	(27,893)	(13,659)
Inventory	(269,500)	31,408
Resalable software license rights	2,521	5,028
Prepaid expenses and other	(1,404,654)	(58,175)
Accounts payable	65,165	(227,572)
Accrued liabilities	27,465	(57,777)
Deferred revenue	(128,107)	54,133
Operating lease liabilities	(56,958)	(44,587)
Net cash used in operating activities	(3,198,559)	(1,022,805)
CASH FLOW FROM INVESTING ACTIVITIES:
Capital expenditures	(13,307)	-
Net cash used in investing activities	(13,307)	-
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	-	283,000
Costs to issue notes and common stock	(2,709)	(13,000)
Proceeds from warrant exercise	-	1,458,000
Repayments of note payable - PistolStar	(250,000)	-
Net repayments of loans payable to related parties	-	(122,271)
Net cash (used in) provided by financing activities	(252,709)	1,605,729
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,464,575)	582,924
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,993,096	79,013
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,528,521	$661,937

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2021	2020

Cash paid for:
Interest	$18,000	$—

Noncash Investing and financing activities
Deemed dividends related to down-round features	$—	$112,686
Common Stock issued for loan commitment fees	$—	$132,500
Conversion of convertible note payable to common stock	$—	$1,500,000
Beneficial conversion feature	$—	$641,215

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY International Inc., and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 (Unaudited)

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The balance sheet at December 31, 2020 was derived from the audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 29, 2021.

Effective November 20, 2020, the Company implemented a reverse stock split of its outstanding common stock at a ratio of 1-for-8. All share figures and results are reflected on a post-split basis.

Foreign Currency

The Company accounts for foreign currency transactions pursuant to ASC 830, Foreign Currency Matters ("ASC 830”). The functional currency of the Company is the U.S. dollar, which is the currency of the primary economic environment in which it operates. In accordance with ASC 830, monetary balances denominated in or linked to foreign currency are stated on the basis of the exchange rates prevailing at the applicable balance sheet date.  For foreign currency transactions included in the statement of operations, the exchange rates applicable on the relevant transaction dates are used. Gains or losses arising from changes in the exchange rates used in the translation of such transactions and from the remeasurement of the monetary balance sheet items are recorded as gain (loss) on foreign currency transactions.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), referred to herein as ASU 2016-13, which significantly changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the existing incurred loss model with an expected credit loss model that requires entities to estimate an expected lifetime credit loss on most financial assets and certain other instruments. Under ASU 2016-13 credit impairment is recognized as an allowance for credit losses, rather than as a direct write-down of the amortized cost basis of a financial asset. The impairment allowance is a valuation account deducted from the amortized cost basis of financial assets to present the net amount expected to be collected on the financial asset. Once the new pronouncement is adopted by the Company, the allowance for credit losses must be adjusted for management’s current estimate at each reporting date. The new guidance provides no threshold for recognition of impairment allowance. Therefore, entities must also measure expected credit losses on assets that have a low risk of loss. For instance, trade receivables that are either current or not yet due may not require an allowance reserve under currently generally accepted accounting principles, but under the new standard, the Company will have to estimate an allowance for expected credit losses on trade receivables under ASU 2016-13. ASU 2016-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2022 for smaller reporting companies. Early adoption is permitted. The Company will evaluate the impact ASU 2016-13 will have on its consolidated financial statements in a future period closer to the date of adoption.

Effective January 1, 2021, the Company adopted ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”) to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of U.S. GAAP.  Most amendments within ASU 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The adoption of ASU 2019-12 did not have a significant impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

2.	GOING CONCERN

The Company has historically financed its operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. The Company currently requires approximately $735,000 per month to conduct operations, a monthly amount that it has been unable to consistently achieve through revenue generation.  During the first quarter of 2021, the Company generated approximately $1,889,000 of revenue, which is below its average monthly cash requirements. Additionally, the ongoing threat of COVID-19 and its variation, may have an impact on future revenue and operations. During 2020, the Company raised approximately $24,000,000 from financing activities and at March 31, 2021 had approximately $13,500,000 in cash. As of the date of this report, the Company believes it has enough cash for twelve to fifteen months of operations.

3.	REVENUE FROM CONTRACTS WITH CUSTOMERS

In accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. To achieve this core principle, the Company applies the following five steps:

●	Identify the contract with a customer
●	Identify the performance obligations in the contract
●	Determine the transaction price
●	Allocate the transaction price to performance obligations in the contract
●	Recognize revenue when or as the Company satisfies a performance obligation

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three-month period:

	North America	Africa	EMESA*	Asia	March 31, 2021

License fees	$368,800	$-	$42,508	$67,650	$478,958
Hardware	48,795	684,839	265,995	30,029	1,029,658
Services	359,614	-	17,888	2,520	380,022
Total Revenues	$777,209	$684,839	$326,391	$100,199	$1,888,638

	North America	Africa	EMESA*	Asia	March 31, 2020

License fees	$165,235	$-	$-	$70,110	$235,345
Hardware	56,354	-	-	23,263	79,617
Services	196,316	-	4,142	7,065	207,523
Total Revenues	$417,905	$-	$4,142	$100,438	$522,485

*EMESA – Europe, Middle East, South America

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

Hardware

Hardware revenue consists of fees for associated equipment sold with or without a software license arrangement, such as servers, locks and fingerprint readers. Customers are not obligated to buy third party hardware from the Company and may procure these items from a number of suppliers. Revenue is recognized at a point in time once the hardware is shipped to the customer. Hardware items are generally invoiced in full on execution of the arrangement.

Support and Maintenance

Support and maintenance revenue consists of fees for unspecified upgrades, telephone assistance and bug fixes. The Company satisfies its support and maintenance performance obligation by providing “stand-ready” assistance as required over the contract period. The Company records deferred revenue (contract liability) at time of prepayment until the term of the contract ends. Revenue is recognized over time on a ratable basis over the contract term. Support and maintenance contracts are up to one to five years in length and are generally invoiced in advance at the beginning of the term. Support and maintenance revenue for subscription licenses is carved out of the total license cost at 18% and recognized on a ratable basis over the license term.

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

Transaction Price Allocated to the Remaining Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2021. The guidance provides certain practical expedients that limit this requirement, which the Company’s contracts meet as follows:

●	The performance obligation is part of a contract that has an original expected duration of one year or less, in accordance with ASC 606-10-50-14.

At March 31, 2021, deferred revenue represents the Company’s remaining performance obligations related to prepaid support and maintenance, all of which is expected to be recognized from one to five years.

All of the Company's performance obligations, and associated revenue, are generally transferred to customers at a point in time, with the exception of support and maintenance, and professional services, which are generally transferred to the customer over time.

Deferred Revenue

Deferred revenue includes customer advances and amounts that have been paid by customer for which the contractual maintenance terms have not yet occurred. The majority of these amounts are related to maintenance contracts for which the revenue is recognized ratably over the applicable term, which generally is 12-60 months. Contracts greater than 12 months are segregated as long term deferred revenue. Maintenance contracts include provisions for unspecified when-and-if available product updates and customer telephone support services. At March 31, 2021 and December 31, 2020, amounts in deferred revenue were approximately $574,000 and $702,000, respectively. Revenue recognized during the three months ended March 31, 2021 and 2020 from amounts included in deferred revenue at the beginning of the period was approximately $305,000 and $72,000, respectively. The Company did not recognize any revenue from performance obligations satisfied in prior periods.

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

The promissory note, which was issued to the previous owner of PistolStar, carried interest at 4% per annum and was payable in four installments over the 12-month period following the closing. The balance of the note at December 31, 2020 was $232,000, net of the unamortized debt discount. On January 21, 2021, the Company paid the $250,000 balance due on the note.

The fair value of the assets acquired and liabilities assumed was less than the purchase price, resulting in the recognition of goodwill. The goodwill reflected the value of the synergies the Company expected to realize and the assembled workforce.

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

Accounts receivable at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
	2021	2020
Accounts receivable	$1,446,033	$561,834
Allowance for doubtful accounts	(13,785)	(13,785)
Accounts receivable, net of allowances for doubtful accounts	$1,432,248	$548,049

6.	SHARE BASED COMPENSATION

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2021	2020

Selling, general and administrative	$128,944	$441,308
Research, development and engineering	12,204	71,411
	$141,148	$512,719

7.	FACTORING

Due from factor consisted of the following as of:

	March 31,	December 31,
	2021	2020

Original invoice value	$101,430	$241,715
Factored amount	(51,622)	(181,262)
Balance due from factor	$49,808	$60,453

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

	Three Months ended March 31,
	2021	2020

Factoring fees	$13,347	$32,000

8.	NOTE RECEIVABLE

During the third quarter 2020, the Company loaned $295,000 as an advance to Technology Transfer Institute (“TTI”) to aid in fulfilling the African contracts. The note does not bear any interest if paid within the nine (9) monthly installments beginning December 31, 2020.  The note bears a default rate of 5%. Currently, TTI is in the process of raising capital to repay the loan, and facilitate fulfilling the African contracts. No payments were received from TTI during the three months ended March 31, 2021. The note is currently in default and as such, has been classified as noncurrent as of March 31, 2021.

9.	PREPAID EXPENSES AND OTHER

Included in prepayments at March 31, 2021 was $1.4 million relating to deposits for a range of hardware devices. These devices were ordered in conjunction with the Company securing the recent license contracts in Africa, and are expected to be delivered over the next few quarters as the hardware is deployed.

	March 31,	December 31,
	2021	2020

Deposit for inventory	$1,423,445	$66,995
Other prepaid expenses	109,371	64,178
Insurance	46,935	45,468
Software licenses	26,410	24,866
Total prepayments	$1,606,161	$201,507

10.	INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or net realizable value, and consists primarily of fabricated assemblies and finished goods. Inventory is comprised of the following as of:

	March 31,	December 31,
	2021	2020

Finished goods	$494,322	$221,130
Fabricated assemblies	106,125	109,817
Total inventory	$600,447	$330,947

11.	RESALABLE SOFTWARE LICENSE RIGHTS

On December 31, 2015, the Company purchased third-party software licenses in the amount of $180,000 in anticipation of a large pending deployment that has yet to materialize. The Company is amortizing the total cost over the greater of actual unit cost of licenses sold or the straight line method over 10 years with the greater of the two approaches being the actual unit cost per license sold. A total of $2,521 and $5,028 was charged to cost of sales during the three-month periods ended March 31, 2021 and March 31, 2020, respectively. Since the license purchase, the actual per unit cost (actual usage) of such license rights in the cumulative amount of $123,639 has been charged to cost of sales, with a carrying balance of $56,361 and $58,882 as of March 31, 2021 and December 31, 2020, respectively.

12.	INVESTMENT IN DEBT SECURITY

The Company purchased a 4,000,000 Hong Kong dollar denominated Bond Certificate with a financial institution in Hong Kong in June 2020. The Bond Certificate translated to $512,821 U.S. Dollars, based on the exchange rate at the purchase date. The Company can invest up to 20,000,000 Hong Kong dollars under the terms of the certificate, bearing interest at 5% per annum. The investment is recorded at amortized cost which approximates fair value and is currently planned to be held to maturity.

13.	COMMITMENT

Sales Incentive Agreement with TTI

On March 25, 2020, the Company entered into a sales incentive agreement with TTI. Terms of the agreement include the following:

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

There has been no revenue generated or sales incentive fees paid during the three months ended March 31, 2021 and 2020.

14.	CONVERTIBLE NOTES PAYABLE

There was no balance outstanding for convertible notes payable as of March 31, 2021 and December 31, 2020. Details for Notes that were either converted or redeemed during the 2020 fiscal year were as follows:

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

On June 10, 2020, the investor converted the last of the remaining principal into shares of common stock for payment in full, and the remaining principal balance was $0. The Amended Note amount of $3,789,000 was converted into 728,654 shares of common stock in 2020.

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

In connection with the closing of the June 2020 Note, the Company issued a five-year warrant to the Investor to purchase 178,125 shares of common stock at a fixed exercise price of $9.28 per share and was immediately exercisable. The fees associated with the agreement were allocated to debt issuance costs and additional paid-in capital based on the respective ratio of the valuation of the note and warrant. Amortization of the debt issuance costs and debt discount are included in interest expense on the statement of operations.

Following the completion of the underwritten offering in July 2020, the principal balance of $1,811,250 was paid in full during the third quarter of 2020. As a result of the repayment, the Company expensed the remaining debt discounts and issuance costs of $957,919 in July 2020.

15.	LEASES

The Company’s leases office space in New Jersey, Hong Kong, Minnesota, and New Hampshire with lease termination dates in 2023, 2022, 2022, and 2022, respectively. The leases include non-lease components with variable payments. The following tables present the components of lease expense and supplemental balance sheet information related to the operating leases, were:

	3 Months ended March 31, 2021	3 Months ended March 31, 2020

Lease cost
Operating lease cost	$63,973	$53,723
Total lease cost	$63,973	$53,723

Balance sheet information	March 31, 2021	December 31, 2020
Operating right-of-use assets	$430,206	$487,325

Operating lease liabilities, current portion	$230,072	$234,309
Operating lease liabilities, non-current portion	211,442	264,163
Total operating lease liabilities	$441,514	$498,472

Weighted average remaining lease term (in years) – operating leases	2.04	2.26
Weighted average discount rate – operating leases	5.50%	5.50%

Supplemental cash flow information related to leases were as follows:

Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2021 and 2020:	$63,812	$52,301

Maturities of operating lease liabilities were as follows as of March 31, 2021:

2021 (9 months remaining)	$193,165
2022	187,594
2023	89,225
Total future lease payments	$469,984
Less: imputed interest	(28,470)
Total	$441,514

16.	EARNINGS PER SHARE (“EPS”)

The Company’s basic EPS is calculated using net income (loss) available to common shareholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of preferred stock.

The basic and diluted EPS calculations was as follows for the three month periods ended March 31, 2021 and 2020:

	Three Months ended March 31,
	2021	2020

Basic and Diluted Numerator:

Net loss	$(851,431)	$(3,370,282)
Deemed dividends related to down-round features	-	(112,686)
Net loss available to common stockholders (basic and diluted)	$(851,431)	$(3,482,968)

The following table summarizes the weighted average securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the net losses for the three months ended March 31, 2021 and 2020:

	Three Months ended March 31,
	2021	2020

Stock options	-	60
Warrants	-	1,390
Convertible notes	-	466,971
Total	-	468,421

The following table sets forth options and warrants which were excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months Ended March 31,
	2021	2020

Stock options	212,711	205,121
Warrants	4,689,387	275,236
Total	4,902,098	480,357

17.	STOCKHOLDERS’ EQUITY

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

See Note 14 Convertible Notes Payable for common stock issuances related to conversion of convertible notes payable and shares of common stock issued for fees in connection with the agreements during fiscal 2020.

Issuances of Nonvested Stock

Nonvested stock consists of shares of common stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. The fair value of nonvested shares is determined based on the market price of the Company's common stock on the grant date. Nonvested stock is expensed ratably over the term of the restriction period.

The Company issued 1,250 shares of restricted common stock during the three-month period ended March 31, 2021 to certain employees of the Company. These shares vest in equal annual installments over a three-year period from the date of grant, and had a fair value on the date of issuance of $4,550.

Nonvested stock compensation for the three-month period ended March 31, 2021 was $17,375.

Issuances to Directors, Executive Officers & Consultants

During the three-month period ended March 31, 2021, the Company issued 2,091 shares of common stock to its directors in lieu of payment of board and committee fees valued at $7,510. There were no shares of common stock issued to directors in the three-month period ended March 31, 2020.

Employees’ exercise options

During the three-month periods ended March 31, 2021 and 2020, no employee stock options were exercised.

3. Warrants

There were no warrants issued during the three-month periods ended March 31, 2021 and 2020.

4.  Securities Purchase Agreement dated September 23, 2015

On September 23, 2015, the Company issued warrants (the “2015 Warrants”) to purchase 8,681 shares of common stock in connection with the issuance of a promissory note. The warrants were immediately exercisable at an initial exercise price of $28.80 per share and had a term of five years.  The 2015 Warrants expired in September 2020.

The 2015 Warrants had a “full ratchet” anti-dilution adjustment provision.  The anti-dilution adjustment provision was triggered in the first quarter of 2020 from the February 2020 Note and amendments to the Original Note. As a result of the forgoing transactions, the number of shares of common stock issuable upon the full exercise of the 2015 Warrants increased to 48,078, the exercise was reduced to $5.20 per share, and the Company recorded a non-cash deemed dividend in amount of $41,688.

18.	FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, due from factor, accounts payable and accrued liabilities are carried at, or approximate, fair value because of their short-term nature. The carrying value of the Company’s notes and loan payables approximated fair value as the interest rates related to the financial instruments approximated market.

19.	MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLES

For the three months ended March 31, 2021 and 2020, two customers accounted for 52% of revenues and three customers accounted for 71% of revenues, respectively. Two customers accounted for 68% of current accounts receivable as of March 31, 2021. At December 31, 2020, one customer accounted for 31% of current accounts receivable.

20.	SUBSEQUENT EVENTS

On May 13, 2021, the Company issued 1,292 shares of common stock to its directors in payment of meeting fees. Additionally, the Company issued 1,250 shares of restricted stock with three-year vesting period to new employees.

The Company has reviewed subsequent events through the date of this filing.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts contained in this Report on Form 10-Q, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in the forward-looking statements are reasonable, we cannot be sure that they will be achieved. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: our history of losses and limited revenue; our ability to raise additional capital; our ability to protect our intellectual property; changes in business conditions; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; security breaches; competition between us and other companies in the biometric technology industry; market acceptance of biometric products generally and our products under development; our ability to execute and deliver on contracts in Africa, our ability to expand into Asia, Africa and other foreign markets; our ability to integrate the operations and personnel of PistolStar into our business, the duration and severity of the current coronavirus COVID-19 pandemic and its effect on our business operations, sales cycles, personnel, and the geographic markets in which we operate; delays in the development of products and statements of assumption underlying any of the foregoing as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to and should be read in conjunction with our unaudited condensed consolidated financial statements and related information contained herein and our audited financial statements as of December 31, 2020.

OVERVIEW

We are a leading identity access management (IAM) platform provider for the enterprise and large-scale customer and civil ID solutions.  Built to leverage BIO-key’s world-class biometric core platform among 14 other strong authentication factors, BIO-key PortalGuard® and hosted PortalGuard IDaaS are platforms that enable our customers to securely and easily assure that only the right people can access the right systems.  PortalGuard goes beyond traditional multifactor authentication (MFA) solutions by addressing sizeable gaps, such as allowing roving users to biometrically authenticate at any workstation without using their phones or tokens, eliminating unauthorized account delegation, detecting duplicate users, and accommodating in-person identification.

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

Strategic Outlook and Recent Developments

Historically, our largest market has been access control within highly regulated industries such as government, financial services, and healthcare.  In 2019, we became the go-to biometric authentication provider for board of election offices as eight offices deployed our hardware and software to secure internal access to the voter registration database. We will seek to extend this footprint in 2021 and beyond.

In 2020, we announced that we had secured two of the largest contracts in our history, with our partner Technology Transfer Institute.  The contracts, valued at a combined $75,000,000, are for large-scale identification projects in Africa and Nigeria. Under the first contract, we will provide biometric authentication to support the infrastructure of a new e-commerce project developed with the expectation to generate more than one million jobs in Nigeria. The second contract provides for BIO-key hardware and software to be used by a leading African telecommunications company to secure internal access to customer data. Currently Africa and the surrounding regions are receiving government funding to expand the use of biometric authentication solutions to help establish trustworthy government programs and reduce fraud.  We received our first purchase order under these contracts in the fourth quarter of 2020. We received new orders in the first quarter of 2021 from a new customer, also related to the large-scale identification project, which we shipped in March 2021.  The COVID-19 pandemic has and may continue to delay the rollout of these programs.

We plan to have a more significant role in the IAM market which continues to expand. We plan to offer customers a suite of authentication options that complement our biometric solutions. The more well-rounded offerings of authentication options will allow customers to customize their approach to authentication all under one umbrella.

We expect to grow our business within government services and highly regulated industries in which we have historically had a strong presence including financial services, higher education, and healthcare.  We believe that continued heightened security and privacy requirements in these industries, and as colleges and universities continue operating in remote environments, we will generate increased demand for security solutions, including biometrics. In addition, we expect that the compatible, yet superior portable biometric user experience offered by our technology for Windows 10 users will accelerate the demand for our computer network log-on solutions and fingerprint readers.  Through value add-offerings via direct sales, resellers, and strategic partnerships with leading higher education platform providers, we will continue to grow our installed base.

Our primary sales strategies are focused on (i) increased marketing efforts into the IAM market, (ii) dedicated pursuit of large-scale identification projects across the globe, and (iii) growing our channel alliance program which we have grown to more than seventy-five participants and is starting to generate incremental revenues.

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

The outbreak of a novel strain of the coronavirus, COVID-19, has been recognized as a pandemic by the World Health Organization. This outbreak has severely restricted the level of economic activity around the world. In response to this coronavirus outbreak the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, including imposing restrictions on travel and business operations and requiring individuals to limit time outside of their homes. Given the uncertainty regarding the spread of this coronavirus, the related financial impact cannot be reasonably estimated at this time.

The complications caused by COVID-19 has forced organizations to quickly adapt to a work from home remote business model. This increases the risk of unauthorized users, phishing attacks, and hackers who are eager to take advantage of the challenges of securing remote workers. We believe that biometrics should play a key role in remote user authentication.

Critical Accounting Policies

For detailed information regarding our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2020.  There have been no material changes to our critical accounting policies and estimates from those disclosed in our most recent Annual Report on Form 10-K.

Recent Accounting Pronouncements

For detailed information regarding recent account pronouncements, see Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021 AS COMPARED TO MARCH 31, 2020

Consolidated Results of Operations - Percent Trend

	Three Months Ended March 31,
	2021	2020
Revenues
Services	20%	40%
License fees	25%	45%
Hardware	55%	15%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	9%	14%
Cost of license fees	2%	2%
Cost of hardware	30%	8%
Total Cost of Goods Sold	41%	24%
Gross profit	59%	76%

Operating expenses
Selling, general and administrative	80%	264%
Research, development and engineering	23%	64%
Total Operating Expenses	103%	329%
Operating loss	-44%	-253%

Other income (expenses)	-1%	-392%

Net loss	-45%	-645%

Revenues and cost of goods sold

	Three months ended
	March 31,
	2021	2020	$ Change	% Change

Revenues
Service	$380,022	$207,523	$172,499	83%
License	478,958	235,345	243,613	104%
Hardware	1,029,658	79,617	950,041	1,193%
Total Revenue	$1,888,638	$522,485	$1,366,153	261%

Cost of goods sold
Service	$175,944	$70,445	$105,499	150%
License	38,969	10,456	28,513	273%
Hardware	551,722	43,362	508,360	1,172%
Total Cost of goods sold	$766,635	$124,263	$642,372	517%

Revenues

For the three months ended March 31, 2021 and 2020, service revenues included approximately $348,000 and $205,000 respectively, of recurring maintenance and support revenue, and approximately $32,000 and $2,000, respectively, of non-recurring custom services revenue.  Recurring service revenue increased 69% in the first quarter of 2021 as compared to the first quarter of 2020 which was due largely to the additional service revenue from PistolStar customers and we secured a three-year contract extension from a Fortune 500 telecommunications customer. Non-recurring custom services increased due to additional new customer installations and upgrades from on-premise to cloud deployments. As our customer base continues to grow, we expect the service revenue to increase in future periods.

For the three months ended March 31, 2021, license revenue increased to $478,958 or 104% from $235,345 during the three months ended March 31, 2020. We increased both the variation and number of customers, including additional revenue from the PistolStar software and cloud migrations, primarily in the higher education market.

Hardware sales increased $950,041 during the three months ended March 31, 2021 to $1,029,658 from $79,617 during the three months ended March 31, 2020. The increase was attributable largely to sales in Nigeria and continued expansion of an international government agency.

Costs of goods sold

For the three months ended March 31, 2021, cost of service increased approximately $105,000 or 150% to $175,944 due to the increased revenue and the direct support for the PortalGuard installations, compared to $70,445 for the three months ended March 31, 2020. For the three months ended March 31, 2021, license fees increased to $38,969 from $10,456 during the three months ended March 31, 2020, due largely to increase in revenue. For the three months ended March 31, 2021, hardware costs increased to $551,722 from $43,362 during the three months ended March 31, 2020, due to increased hardware revenue.

Selling, general and administrative

	Three months ended
	March 31,
	2021	2020	$ Change	% Change

Selling, general and administrative	$1,516,398	$1,381,399	$134,999	10%

Selling, general and administrative expenses for the three months ended March 31, 2021 increased 10% to $1,516,398 as compared to $1,381,399 for the corresponding period in 2020. There were increases in marketing personnel costs, Delaware franchise taxes, and administrative expenses for our African subsidiary.  These amounts were offset by decreases in sales costs, factoring fees, travel, contract labor, and non-cash compensation expenses.

Research, development and engineering

	Three months ended
	March 31,
	2021	2020	$ Change	% Change

Research, development and engineering	$441,651	$336,889	$104,762	31%

For the three months ended March 31, 2021, research, development and engineering expenses increased 31% to $441,651 as compared to $336,889 for the corresponding period in 2020. Included in the increase were personnel costs associated with PistolStar, increased expenses by our Hong Kong subsidiary in connection with the development of our newly introduced USB-C connector fingerprint readers, and increased amortization related to PistolStar intangible assets acquired, offset by reduced non-cash compensation expenses.

Other income (expense)

	Three months ended
	March 31,
	2021	2020	$ Change	% Change

Other income (expenses)
Interest income	$2,615	$1	$2,614	261,400%
Interest expense	(18,000)	(1,551,141)	1,533,141	-99%
Loss on extinguishment of debt	-	(499,076)	499,076	100%
Other income (expense)	$(15,385)	$(2,050,216)	$2,034,831	-99%

Other income (expense) for the 2021 period related to interest expense from the amortization of debt discounts, net of interest income. For the 2020 period, it related to the interest expense, the amortization of a beneficial conversion feature, amortization of debt discounts and debt issuance costs in an approximate amount of $1,551,000 and a loss on the extinguishment of a convertible debt financing in an approximate amount of $500,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating activities overview

Net cash used for operations during the three months ended March 31, 2021 was approximately $3,199,000. Items of note included:

●	Net positive cash flows related to accounts payable and accruals of approximately $93,000.

●	Net positive cash flows related to adjustments for non-cash expenses of approximately $318,000.

●	Negative cash flows related to changes in accounts receivable, inventory, prepayments and deferred revenue of approximately $2,686,000, due to working capital management.

Investing activities overview

Approximately $13,000 was used for capital expenditures during the three months ended March 31, 2021.

Financing activities overview

Approximately $253,000 was used for financing activities during the three months ended March 31, 2021 due to the repayment of notes payable.

Liquidity and Capital Resources

Since our inception, our capital needs have been principally met through proceeds from the sale of equity and debt securities. We expect capital expenditures to be less than $100,000 during the next twelve months.

In 2019, we received net cash provided by financing activities of approximately $2,100,000.  We issued two convertible notes in April 2019 and June 2019 with original principal of approximately $707,000, which were paid off in July 2019 from proceeds from $3,060,000 convertible note issued in July 2019.  The July 2019 note was amended to increase principal amount to $3,789,000.  The full balance of the note was converted into common stock in 2020.

In 2020, we received net cash provided by financing activities of approximately $24,100,000 largely attributed by the underwritten public offering discussed below.  In January through June 2020, we issued four convertible notes with principal amount totaling approximately $4,500,000.  All amounts were repaid in in June and July 2020, mostly from the proceeds of the underwritten public offering.

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

Liquidity outlook

At March 31, 2021, our total cash and cash equivalents were approximately $13,500,000, as compared to approximately $17,000,000 at December 31, 2020.  At March 31, 2021 we had working capital of approximately $16,130,000.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We currently require approximately $735,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation.  During for the first three months of 2021, we generated approximately $1,889,000 of revenue, which is below our average monthly requirements.  If we are unable to generate sufficient revenue to fund current operations and execute our business plan, we may need to obtain additional third-party financing. As of the date of this report, we do not expect that we will need to obtain additional financing during the next twelve months.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BIO-Key International, Inc.

Dated: May 17, 2021	/s/ MICHAEL W. DEPASQUALE
Michael W. DePasquale
Chief Executive Officer

Dated: May 17, 2021	/s/ CECILIA C. WELCH
Cecilia C. Welch
Chief Financial Officer