Form 10-Q
period 2021-06-30
BIO KEY INTERNATIONAL INC
filed 2021-08-16
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of August 13, 2021, is 7,824,971.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

PART I -- FINANCIAL INFORMATION

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and cash equivalents	$11,479,691	$16,993,096
Accounts receivable, net	1,347,677	548,049
Due from factor	49,500	60,453
Note receivable	-	295,000
Inventory	2,290,628	330,947
Prepaid expenses and other	1,612,099	201,507
Investment – debt security	512,821	512,821
Total current assets	17,292,416	18,941,873
Resalable software license rights	53,873	58,882
Equipment and leasehold improvements, net	60,259	81,793
Capitalized contract costs, net	192,509	165,315
Deposits and other assets	8,712	8,712
Note receivable	295,000	-
Operating lease right-of-use assets	372,303	487,325
Intangible assets, net	1,406,112	1,514,146
Goodwill	1,262,526	1,262,526
Total non-current assets	3,651,294	3,578,699
TOTAL ASSETS	$20,943,710	$22,520,572

LIABILITIES
Accounts payable	$864,847	$244,158
Accrued liabilities	575,214	508,487
Note payable – PistolStar acquisition, net of debt discount	-	232,000
Deferred revenue, current portion	549,792	657,349
Operating lease liabilities, current portion	221,399	234,309
Total current liabilities	2,211,252	1,876,303
Deferred revenue, net of current portion	71,037	44,987
Operating lease liabilities, net of current portion	162,373	264,163
Total non-current liabilities	233,410	309,150
TOTAL LIABILITIES	2,444,662	2,185,453

Commitments and Contingencies

STOCKHOLDERS’ EQUITY

Common stock — authorized, 170,000,000 shares; issued and outstanding; 7,819,661 and 7,814,572 of $.0001 par value at June 30, 2021 and December 31, 2020, respectively	782	782
Additional paid-in capital	120,021,069	119,844,026
Accumulated deficit	(101,522,803)	(99,509,689)
TOTAL STOCKHOLDERS’ EQUITY	18,499,048	20,335,119
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,943,710	$22,520,572

All BIO-key securities issued and outstanding for all periods reflect BIO-key’s 1-for-8 reverse stock split, which was effective November 20, 2020.

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues
Services	$286,641	$229,503	$666,663	$437,026
License fees	662,193	23,542	1,141,151	258,887
Hardware	43,256	54,097	1,072,914	133,714
Total revenues	992,090	307,142	2,880,728	829,627
Costs and other expenses
Cost of services	158,440	92,672	334,384	163,117
Cost of license fees	48,373	8,255	87,342	18,711
Cost of hardware	32,756	47,527	584,478	90,889
Total costs and other expenses	239,569	148,454	1,006,204	272,717
Gross profit	752,521	158,688	1,874,524	556,910

Operating Expenses
Selling, general and administrative	1,374,084	1,211,928	2,890,482	2,593,327
Research, development and engineering	490,952	318,573	932,603	655,462
Total Operating Expenses	1,865,036	1,530,501	3,823,085	3,248,789
Operating loss	(1,112,515)	(1,371,813)	(1,948,561)	(2,691,879)
Other income (expense)
Interest income	832	25,801	3,447	25,802
Government grant – Paycheck Protection Program	-	340,819	-	340,819
Loss on foreign currency transactions	(50,000)	-	(50,000)	-
Interest expense	-	(567,516)	(18,000)	(2,118,657)
Loss on extinguishment of debt	-	-	-	(499,076)
Total other income (expense), net	(49,168)	(200,896)	(64,553)	(2,251,112)
Net loss	(1,161,683)	(1,572,709)	(2,013,114)	(4,942,991)
Deemed dividends related to down-round features	-	-	-	(112,686)
Net loss available to common stockholders	$(1,161,683)	$(1,572,709)	$(2,013,114)	$(5,055,677)

Basic and diluted loss per common share	$(0.15)	$(0.60)	$(0.26)	$(2.24)

Weighted Average Common Shares Outstanding:
Basic and diluted	7,776,190	2,608,108	7,774,946	2,253,867

All BIO-key securities issued and outstanding for all periods reflect BIO-key’s 1-for-8 reverse stock split, which was effective November 20, 2020.

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of January 1, 2021	7,814,572	$782	$119,844,026	$(99,509,689)	$20,335,119
Issuance of common stock for directors’ fees	2,091	-	7,510	-	7,510
Legal and commitment fees	-	-	(2,709)	-	(2,709)
Issuance of restricted common stock to employees	1,250	-	-	-	-
Share-based compensation	-	-	133,638	-	133,638
Net loss	-	-	-	(851,431)	(851,431)
Balance as of March 31, 2021	7,817,913	$782	$119,982,465	$(100,361,120)	$19,622,127
Issuance of common stock for directors’ fees	1,748	-	5,505	-	5,505
Legal and commitment fees	-	-	(2,519)	-	(2,519)
Issuance of restricted common stock to employees	1,250	-	-	-	-
Restricted stock forfeited	(1,250)	-	-	-	-
Share-based compensation	-	-	35,618	-	35,618
Net loss	-	-	-	(1,161,683)	(1,161,683)
Balance as of June 30, 2021	7,819,661	$782	$120,021,069	$(101,522,803)	$18,499,048

All BIO-key securities issued and outstanding for all periods reflect BIO-key’s 1-for-8 reverse stock split, which was effective November 20, 2020.

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of January 1, 2020	1,812,483	$182	$87,437,661	$(89,723,016)	$(2,285,173)
Issuance of common stock pursuant to securities purchase agreements	87,500	8	1,032,492	-	1,032,500
Commitment fee adjustment	-	-	(900,000)	-	(900,000)
Beneficial conversion feature	-	-	641,215	-	641,215
Issuance of common stock pursuant to warrant conversion	121,500	12	1,457,988	-	1,458,000
Conversion of convertible note payable	288,461	29	1,499,971	-	1,500,000
Deemed dividends related to down-round features	-	-	112,686	(112,686)	-
Share-based compensation	-	-	512,719	-	512,719
Net loss	-	-	-	(3,370,282)	(3,370,282)
Balance as of March 31, 2020	2,309,944	$231	$91,794,732	$(93,205,984)	$(1,411,021)
Issuance of common stock for directors’ fees	2,143	1	15,006	-	15,007
Issuance of common stock pursuant to securities purchase agreements	31,440	3	145,330	-	145,333
Conversion of convertible note payable	440,192	44	2,288,956	-	2,289,000
Warrants issued with convertible notes	-	-	1,388,339	-	1,388,339
Warrants issued for consulting fees	-	-	94,655	-	94,655
Share-based compensation	-	-	33,177	-	33,177
Legal and accounting	-	-	(199,328)	-	(199,328)
Net loss	-	-	-	(1,572,709)	(1,572,709)
Balance as of June 30, 2020	2,783,719	$279	$95,560,867	(94,778,693)	$782,453

All BIO-key securities issued and outstanding for all periods reflect BIO-key’s 1-for-8 reverse stock split, which was effective November 20, 2020.

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,013,114)	$(4,942,991)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	37,234	39,919
Amortization of intangible assets	108,034	12,189
Amortization of software license rights	5,009	-
Amortization of capitalized contract costs	48,997	73,660
Amortization of debt discount	18,000	398,929
Amortization of debt issuance costs	-	981,529
Operating leases right-of-use assets	115,022	92,632
Loss on extinguishment of debt	-	499,076
Loss on foreign currency transactions	50,000	-
Amortization of beneficial conversion feature	-	641,215
Interest expense capitalized to note payable	-	96,984
Share and warrant-based compensation for employees and consultants	169,256	640,551
Stock based directors’ fees	13,015	15,007
Change in assets and liabilities:
Accounts receivable	(849,628)	(4,549)
Due from factor	10,953	31,307
Capitalized contract costs	(76,191)	(18,486)
Inventory	(1,959,681)	40,221
Resalable software license rights	-	5,028
Prepaid expenses and other	(1,410,592)	19,241
Accounts payable	620,689	(298,797)
Accrued liabilities	66,727	(192,917)
Deferred revenue	(81,507)	(9,601)
Operating lease liabilities	(114,700)	(89,787)
Net cash used for operating activities	(5,242,477)	(1,969,640)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of PistolStar	-	(2,000,000)
Cash acquired from purchase of PistolStar	-	100,747
Proceeds from maturity of investment	-	512,821
Purchase of investment	-	(516,121)
Capital expenditures	(15,700)	(3,489)
Net cash used for investing activities	(15,700)	(1,906,042)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	-	3,958,000
Costs to issue convertible notes	(5,228)	(398,412)
Proceeds from warrant exercises	-	1,458,000
Repayment of convertible note	(250,000)	(211,984)
Net repayments of related party loans	-	(122,271)
Net cash (used in) provided by financing activities	(255,228)	4,683,333
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,513,405)	807,651
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,993,096	79,013
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,479,691	$886,664

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2021	2020

Cash paid for:
Interest	$18,000	$—

Noncash investing and financing activities
Accounts receivable acquired from PistolStar	$—	$184,792
Prepaid expenses acquired from PistolStar	$—	$9,485
Equipment acquired from PistolStar	$—	$36,467
Intangible assets acquired from PistolStar	$—	$2,005,000
Goodwill related to PistolStar acquisition	$—	$417,171
Issuance of note payable for PistolStar acquisition	$—	$500,000
Accrued expenses acquired from PistolStar	$—	$494
Deferred revenue acquired from PistolStar	$—	$253,168
Right-of-use asset addition under ASC 842	$—	$79,107
Operating lease liability addition under ASC 842	$—	$79,107
Issuance of common stock pursuant to securities purchase agreements	$—	$277,833
Warrants issued with convertible notes	$—	$1,388,339
Original issue discount related to convertible notes	$—	$551,250
Deemed dividends related to down-round features	$—	$112,686
Issuance of common stock for conversion of note payable	$—	$3,789,000
Beneficial conversion feature	$—	$641,215
Legal and commitment fees related to debt and equity included in accounts payable	$—	$122,714

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 (Unaudited)

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), referred to herein as ASU 2016-13, which significantly changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the existing incurred loss model with an expected credit loss model that requires entities to estimate an expected lifetime credit loss on most financial assets and certain other instruments. Under ASU 2016-13 credit impairment is recognized as an allowance for credit losses, rather than as a direct write-down of the amortized cost basis of a financial asset. The impairment allowance is a valuation account deducted from the amortized cost basis of financial assets to present the net amount expected to be collected on the financial asset. Once the new pronouncement is adopted by the Company, the allowance for credit losses must be adjusted for management’s current estimate at each reporting date. The new guidance provides no threshold for recognition of impairment allowance. Therefore, entities must also measure expected credit losses on assets that have a low risk of loss. For instance, trade receivables that are either current or not yet due may not require an allowance reserve under currently generally accepted accounting principles, but under the new standard, the Company will have to estimate an allowance for expected credit losses on trade receivables under ASU 2016-13. ASU 2016-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2022 for smaller reporting companies (quarter ending March 31, 2023 for the Company). Early adoption is permitted. The Company will evaluate the impact ASU 2016-13 will have on its consolidated financial statements in a future period closer to the date of adoption.

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

Management does not believe that any other recently issued, but not yet effective, accounting standard, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Reclassification

Reclassifications occurred to certain prior year amounts in order to conform to the current year classifications.  The reclassifications have no effect on the reported net loss.

2.	GOING CONCERN

The Company has historically financed its operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. The Company currently requires approximately $735,000 per month to conduct operations, a monthly amount that it has been unable to consistently achieve through revenue generation.  During the first half of 2021, the Company generated approximately $2,880,728 of revenue, which is below its average monthly cash requirements. The Company has also invested a considerable amount of cash in inventory, which it will need to sell to generate revenue for a profitable gross margin. Additionally, the ongoing threat of COVID-19 and its variation, may have an impact on future revenue and operations. During 2020, the Company raised approximately $24,000,000 from financing activities and at June 30, 2021 had $11,479,691 in cash. As of the date of this report, the Company believes it has enough cash for at least twelve months of operations from the date of the filing of this report.

3.	REVENUE FROM CONTRACTS WITH CUSTOMERS

In accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. To achieve this core principle, the Company applies the following five steps:

●	Identify the contract with a customer
●	Identify the performance obligations in the contract
●	Determine the transaction price
●	Allocate the transaction price to performance obligations in the contract
●	Recognize revenue when or as the Company satisfies a performance obligation

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three month periods ended June 30, 2021 and June 30, 2020:

	North America	Africa	EMESA*	Asia	June 30, 2021

Services	$272,277	$-	$10,462	$3,902	$286,641
License fees	403,689	249,484	9,020	-	662,193
Hardware	43,175	-	-	81	43,256
Total Revenues	$719,141	$249,484	$19,482	$3,983	$992,090

	North America	Africa	EMESA*	Asia	June 30, 2020

Services	$209,846	$-	$11,309	$8,348	$229,503
License fees	23,542	-	-	-	23,542
Hardware	48,327	-	-	5,770	54,097
Total Revenues	$281,715	$-	$11,309	$14,118	$307,142

The following table summarizes revenue from contracts with customers for the six month periods ended June 30, 2021 and June 30, 2020:

	North America	Africa	EMESA*	Asia	June 30, 2021

Services	$631,891	$-	$28,350	$6,422	$666,663
License fees	772,489	249,484	51,528	67,650	1,141,151
Hardware	91,970	684,839	265,995	30,110	1,072,914
Total Revenues	$1,496,350	$934,323	$345,873	$104,182	$2,880,728

	North America	Africa	EMESA*	Asia	June 30, 2020

Services	$406,162	$-	$15,451	$15,413	$437,026
License fees	188,777	-	-	70,110	258,887
Hardware	104,681	-	-	29,033	133,714
Total Revenues	$699,620	$-	$15,451	$114,556	$829,627

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

The Company considered several factors in determining that control transfers to the customer upon shipment of hardware and availability of download of software.  These factors include that legal title transfers to the customer, the Company has a present right to payment, and the customer has assumed the risks and rewards of ownership upon shipment of hardware and availability of download of software.

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

Transaction Price Allocated to the Remaining Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2021. The guidance provides certain practical expedients that limit this requirement, which the Company’s contracts meet as follows:

●	The performance obligation is part of a contract that has an original expected duration of one year or less, in accordance with ASC 606-10-50-14.

At June 30, 2021, deferred revenue represents the Company’s remaining performance obligations related to prepaid support and maintenance, all of which is expected to be recognized from one to five years.

All of the Company's performance obligations, and associated revenue, are generally transferred to customers at a point in time, with the exception of support and maintenance, and professional services, which are generally transferred to the customer over time.

Deferred Revenue

Deferred revenue includes customer advances and amounts that have been paid by customer for which the contractual maintenance terms have not yet occurred. The majority of these amounts are related to maintenance contracts for which the revenue is recognized ratably over the applicable term, which generally is 12-60 months. Maintenance revenue which would be recognized based on contract periods subsequent to 12 months from the balance sheet date, is segregated as long term deferred revenue. Maintenance contracts include provisions for unspecified when-and-if available product updates and customer telephone support services. At June 30, 2021 and December 31, 2020, amounts in deferred revenue were approximately $621,000 and $702,000, respectively. Revenue recognized during the three and six-months ended June 30, 2021 from amounts included in deferred revenue at the beginning of the period was approximately $124,000 and $430,000, respectively. The Company did not recognize any revenue from performance obligations satisfied in prior periods.

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

The promissory note, which was issued to the previous owner of PistolStar, accrued interest at 4% per annum and was payable in four installments over the 12-month period following the closing. The balance of the note at December 31, 2020 was $232,000, net of the unamortized debt discount. On January 21, 2021, the Company paid the $250,000 balance due on the note.

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

Accounts receivable at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
	2021	2020

Accounts receivable - current	$1,411,462	$561,834
Loss on foreign currency	(50,000)	-
Allowance for doubtful account	(13,785)	(13,785)
Accounts receivable, net of allowances for doubtful accounts	$1,347,677	$548,049

6.	SHARE BASED COMPENSATION

The following table presents share-based compensation expenses included in the Company’s unaudited condensed interim consolidated statements of operations:

	Three Months Ended June 30,
	2021	2020

Selling, general and administrative	$30,704	$140,328
Research, development and engineering	10,419	2,511
	$41,123	$142,839

	Six Months Ended June 30,
	2021	2020

Selling, general and administrative	$159,648	$581,636
Research, development and engineering	22,623	73,922
	$182,271	$655,558

7.	FACTORING

Due from factor consisted of the following as of:

	June 30,	December 31,
	2021	2020

Original invoice value	$99,000	$241,715
Factored amount	(49,500)	(181,262)
Due from factor	$49,500	$60,453

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

	Three Months ended June 30,
	2021	2020

Factoring fees	$18,900	$33,230

	Six Months ended June 30,
	2021	2020

Factoring fees	$32,247	$65,230

8.	NOTE RECEIVABLE

During the third quarter of 2020, the Company loaned $295,000 as an advance to Technology Transfer Institute (“TTI”) to aid in fulfilling the African contracts. The note does not bear any interest if paid within the nine (9) monthly installments beginning December 31, 2020.  The note bears a default rate of 5%. Currently, TTI is in the process of raising capital to repay the loan, and fulfil the African contracts. The note is currently in default and as such, has been classified as noncurrent as of June 30, 2021. No payments were received from TTI during the six months ended June 30, 2021. The Company is currently renegotiating the payment terms of the note, as the deployment of projects in Africa has been delayed due to COVID and the establishment of bank regulations for payments to vendors and contractors.

9.	PREPAID EXPENSES AND OTHER

Included in prepaid expense and other at June 30, 2021 was $1.4 million relating to deposits for a range of hardware devices. These devices were ordered in conjunction with the Company securing the recent license contracts in Africa and are expected to be delivered over the next few quarters as the hardware is deployed. Additional deposits are sometimes required before shipment of the inventory, and prepaid may increase before the inventory is received, while other orders have extended payment terms.

	June 30,	December 31,
	2021	2020

Deposit for inventory	$1,446,471	$66,995
Other prepaid expenses	107,786	64,178
Insurance	16,428	45,468
Software licenses	41,414	24,866
Total prepayments	$1,612,099	$201,507

10.	INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or net realizable value, Inventory is comprised of the following as of:

	June 30,	December 31,
	2021	2020

Finished goods	$2,092,622	$221,130
Fabricated assemblies	198,006	109,817
Total inventory	$2,290,628	$330,947

11.	RESALABLE SOFTWARE LICENSE RIGHTS

On December 31, 2015, the Company purchased third-party software licenses in the amount of $180,000 in anticipation of a large pending deployment that has yet to materialize. The Company is amortizing the total cost over the greater of actual unit cost of licenses sold or the straight line method over 10 years with the greater of the two approaches being the actual unit cost per license sold. A total of $2,488 and $0 was charged to cost of sales during the three month periods ended June 30, 2021 and 2020, respectively. A total of $5,009 and $5,028 was charged to cost of sales during the six month periods ended June 30, 2021 and 2020, respectively. Since the license purchase, the cumulative amount of $126,127 has been charged to cost of sales, with a carrying balance of $53,873 and $58,882 as of June 30, 2020 and December 31, 2020, respectively.

12.	INVESTMENT IN DEBT SECURITY

The Company purchased a 4,000,000 Hong Kong dollar denominated Bond Certificate with a financial institution in Hong Kong in June 2020. The Bond Certificate translated to $512,821 U.S. Dollars, based on the exchange rate at the purchase date. The Company can invest up to 20,000,000 Hong Kong dollars under the terms of the certificate, bearing interest at 5% per annum. The investment is recorded at amortized cost which approximates fair value and was held to maturity.

13.	COMMITMENT

Sales Incentive Agreement with TTI

On March 25, 2020, the Company entered into a sales incentive agreement with TTI. Terms of the agreement include the following:

1.	The original term of the agreement was one year unless notice to terminate (as defined) was given. The agreement is automatically extended for additional one-year terms unless terminated.

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

There has been no revenue generated or sales incentive fees paid during the six months ended June 30, 2021 and 2020.

14.	CONVERTIBLE NOTES PAYABLE

There was no balance outstanding for convertible notes payable as of June 30, 2021 and December 31, 2020. Details for Notes that were either converted or redeemed during the 2020 fiscal year were as follows:

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

In connection with the closing of the June 2020 Note, the Company issued a five-year warrant to the Investor to purchase 178,125 shares of common stock at a fixed exercise price of $9.28 per share and was immediately exercisable. The valuation of the warrant of $511,402 was recorded to debt discount and is was amortized over the life of the June 2020 Note. The fees associated with the agreement were allocated to debt issuance costs and additional paid-in capital based on the respective ratio of the valuation of the note and warrant. Amortization of the debt issuance costs and debt discount are included in interest expense on the statement of operations.

Following the completion of the underwritten offering in July 2020, the principal balance of $1,811,250 was paid in full during the third quarter of 2020. As a result of the repayment, the Company expensed the remaining debt discounts and issuance costs of $957,919 in July 2020.

15.	LEASES

The Company leases office space in New Jersey, Hong Kong, Minnesota, and New Hampshire with lease termination dates of 2023, 2020, 2022, and 2022, respectively. The leases include non-lease components with variable payments. The following tables present the components of lease expense and supplemental balance sheet information related to the operating leases, for the three and six months ended as of:

	3 Months ended June 30,	6 Months ended June 30,
	2021	2021

Lease cost
Operating lease cost	$63,973	$127,946
Total lease cost	$63,973	$127,946

Balance sheet information
Operating ROU assets		$372,303

Operating lease liabilities, current portion		$221,399
Operating lease liabilities, non-current portion		162,373
Total operating lease liabilities		$383,772

Weighted average remaining lease term (in years) – operating leases		1.83
Weighted average discount rate – operating leases		5.50%

Supplemental cash flow information related to leases were as follows, for the six months ended June 30, 2021:

Cash paid for amounts included in the measurement of operating lease liabilities	$119,225

Maturities of operating lease liabilities were as follows:

2021 (remaining six months)	$129,352
2022	187,594
2023	89,226
Total future lease payments	$406,172
Less: imputed interest	(22,400)
Total	$383,772

16.	EARNINGS (LOSS) PER SHARE - COMMON STOCK (“EPS”)

The Company’s basic EPS is calculated using net loss available to common shareholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes.

The reconciliation of the numerator of the basic and diluted EPS calculations was as follows for both of the following three and six month periods ended June 30, 2021 and 2020:

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
Basic and Diluted Numerator:

Net loss	$(1,161,683)	$(1,572,709)	$(2,013,114)	$(4,942,991)
Deemed dividends related to down-round features	-	-	-	(112,686)
Net loss available to common stockholders (basic and diluted)	$(1,161,683)	$(1,572,709)	$(2,013,114)	$(5,055,677)

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020

Stock options	212,545	1,603,054	212,545	1,603,054
Warrants	4,689,387	5,651,889	4,689,387	5,651,889
Total	4,901,932	7,254,943	4,901,932	7,254,943

The following table summarizes the weighted average securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the net losses for the three and six months ended June 30, 2021, and 2020:

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020

Stock options	-	1,326	-	748
Warrants	-	80,797	-	49,818
Convertible notes	-	3,837,165	-	3,837,165
Total	-	3,919,288	-	3,887,731

17.	STOCKHOLDERS’ EQUITY

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

The Company issued 2,500 shares of restricted common stock to certain employees of the Company and 1,250 of shares of restricted common stock were forfeited during the six month period ended June 30, 2021. These shares vest in equal annual installments over a three-year period from the date of grant and had a fair value on the date of issuance of $8,425.

Nonvested stock compensation for the three and six-month periods ended June 30, 2021, was $16,346 and $33,721, respectively.

There were no shares of nonvested stock issued in the three and six-month periods ended June 30, 2020.

Issuances to Directors, Executive Officers & Consultants

During the three and six-month period ended June 30, 2021, the Company issued 1,748 and 3,839 shares of common stock to its directors in lieu of payment of board and committee fees valued at $5,505 and $13,015, respectively. There were 2,143 shares of common stock issued to directors in the three and six-month period ended June 30, 2020, valued at $15,007.

Employees’ exercise options

During the three and six-month periods ended June 30, 2021 and 2020, no employee stock options were exercised.

3. Warrants

During the three months ended June 30, 2020, the Company issued a warrant valued at $94,655 to an investor to purchase 125,000 shares for a business referral. There were no warrants issued during the three and six-month periods ended June 30, 2021.

See Note 14 Convertible Notes Payable for warrants issued with convertible notes in connection with the agreements during fiscal 2020.

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

Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and due from factor, are carried at, or approximate, fair value because of their short-term nature. The carrying values of the Company’s notes payable and operating lease liabilities approximated their fair values as of June 30, 2021, and December 31, 2020, as the interest rates approximated market.

19.	MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

For the three months ended June 30, 2021, and 2020, two customers accounted for 36% and one customer accounted for 41% of revenue, respectively. For the six months ended June 30, 2021, and 2020, two customers accounted for 34% and three customers accounted for 60% of revenue, respectively.

Two customers accounted for 47%, and 19% of current accounts receivable, respectively as of June 30, 2021. At December 31, 2020, one customer accounted for 31% of current accounts receivable.

20.	SUBSEQUENT EVENTS

On August 12, 2021, the Company issued 1,560 shares of common stock to its directors in payment of meeting fees. Additionally, the Company issued an aggregate of 3,750 shares of restricted stock with three-year vesting period to five new employees.

The Company has reviewed subsequent events through the date of this filing.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts contained in this Report on Form 10-Q, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in the forward-looking statements are reasonable, we cannot be sure that they will be achieved. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: our history of losses and limited revenue; our ability to raise additional capital; our ability to protect our intellectual property; changes in business conditions; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; security breaches; competition between us and other companies in the biometric technology industry; market acceptance of biometric products generally and our products under development; our ability to execute and deliver on contracts in Africa, our ability to expand into Asia, Africa and other foreign markets; our ability to integrate the operations and personnel of PistolStar into our business, the duration and severity of the current coronavirus COVID-19 pandemic and its effect on our business operations, sales cycles, personnel, and the geographic markets in which we operate; delays in the development of products and statements of assumption underlying any of the foregoing as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

OVERVIEW

We are a leading identity access management (IAM) platform provider for the enterprise and large-scale customer and civil ID solutions.  Built to leverage BIO-key’s world-class biometric core platform among 14 other strong authentication factors, BIO-key PortalGuard® and hosted PortalGuard IDaaS (identity as a service) are platforms that enable our customers to securely and easily assure that only the right people can access the right systems.  PortalGuard goes beyond traditional multifactor authentication (MFA) solutions by addressing sizeable gaps, such as allowing roving users to biometrically authenticate at any workstation without using their phones or tokens, eliminating unauthorized account delegation, detecting duplicate users, and accommodating in-person identification.

Millions use BIO-key every day to securely access a variety of cloud, mobile and web applications, on-premise and cloud-based hypervisor servers from all of their devices. Employees, contractors, students and faculty sign in through PortalGuard to seamlessly and securely access the applications they need to do their work, without relying on personal phone use or per-user tokens. Organizations use our platform to securely collaborate with their supply chain and partners, and to provide their customers with flexible, resilient user experiences online or in-person.

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

We operate a SaaS business model with customers subscribing to a term use of our software for annual recurring revenue. We sell our products directly through our field and inside sales teams, as well as indirectly through our network of channel partners including resellers, system integrators, master agents and other distribution partners. Our subscription fees include a term license of hosted or on-premise product and technical support and maintenance of our platform. We base subscription fees primarily on the products used and the number of users enrolled in our platform. We generate subscription fees pursuant to noncancelable contracts with a weighted average duration of approximately one year.

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

In 2020, we announced that we had secured two of the largest contracts in our history, with our partner Technology Transfer Institute.  The contracts, valued at a combined $75,000,000, are for large-scale identification projects in Africa and Nigeria. Under the first contract, we will provide biometric authentication to support the infrastructure of a new e-commerce project developed with the expectation to generate more than one million jobs in Nigeria. The second contract provides for BIO-key hardware and software to be used by a leading African telecommunications company to secure internal access to customer data. Currently Africa and the surrounding regions are receiving government funding to expand the use of biometric authentication solutions to help establish trustworthy government programs and reduce fraud.  We received our first purchase order under these contracts in the fourth quarter of 2020. We received new orders in the first quarter of 2021 from a new customer in connection with the large-scale identification project, which we shipped in March 2021.  The COVID-19 pandemic has and may continue to delay the rollout of these programs.

We plan to have a more significant role in the IAM market which continues to expand. We plan to offer customers a suite of authentication options that complement our biometric solutions. The more well-rounded offerings of authentication options will allow customers to customize their approach to authentication all under one umbrella.

We expect to grow our business within government services and highly regulated industries in which we have historically had a strong presence including financial services, higher education, and healthcare.  We believe that continued heightened security and privacy requirements in these industries, and as colleges and universities continue operating in remote environments, we will generate increased demand for security solutions, including biometrics. In addition, we expect that the compatible, yet superior portable biometric user experience offered by our technology for Windows 10 users will accelerate the demand for our computer network log-on solutions and fingerprint readers.  Through value add-offerings via direct sales, resellers, and strategic partnerships with leading higher education platform providers, we expect to continue to grow our installed base.

Our primary sales strategies are focused on (i) increased marketing efforts into the IAM market, (ii) dedicated pursuit of large-scale identification projects across the globe, and (iii) growing our channel alliance program which currently includes more than one hundred participants and is starting to generate incremental revenues.

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

The complications caused by COVID-19 have forced organizations to quickly adapt to a work from home remote business model. This increases the risk of unauthorized users, phishing attacks, and hackers who are eager to take advantage of the challenges of securing remote workers. We believe that biometrics should play a key role in remote user authentication.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2021 AS COMPARED TO JUNE 30, 2020

Consolidated Results of Operations - Percent Trend

	Three Months Ended June 30,
	2021	2020
Revenues
Services	29%	75%
License fees	67%	8%
Hardware	4%	17%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	16%	30%
Cost of license fees	5%	3%
Cost of hardware	3%	15%
Total Cost of Goods Sold	24%	48%
Gross profit	76%	52%

Operating expenses
Selling, general and administrative	139%	395%
Research, development and engineering	49%	104%
Total Operating Expenses	188%	498%
Operating loss	-112%	-447%

Other expense	-5%	-65%

Net loss	-117%	-512%

Revenues and cost of goods sold

	Three months ended June 30,
	2021	2020	$ Change	% Change

Revenues
Service	$286,641	$229,503	$57,138	25%
License	662,193	23,542	638,651	2,713%
Hardware	43,256	54,097	(10,841)	-20%
Total Revenue	$992,090	$307,142	$684,948	223%

	Three months ended June 30,
	2021	2020	$ Change	% Change
Cost of Goods Sold
Service	$158,440	$92,672	$65,768	71%
License	48,373	8,255	40,118	486%
Hardware	32,756	47,527	(14,771)	-31%
Total COGS	$239,569	$148,454	$91,115	61%

Revenues

For the three months ended June 30, 2021, and 2020, service revenues included approximately $226,000 and $205,000, respectively, of recurring maintenance and support revenue, and approximately $61,000 and $25,000 respectively, of non-recurring custom services revenue.  Recurring service revenue increased $21,000 or 10% in 2021 which was due largely to the additional service revenue from PistolStar customers and a three-year contract extension from a Fortune 500 telecommunications customer. Non-recurring custom services increased 144% due to additional new customer installations and upgrades from on-premise to cloud deployments. As our customer base continues to grow, we expect the service revenue to increase in future periods.

For the three months ended June 30, 2021, license revenue increased substantially from the corresponding period in 2020. We increased both the variation and number of customers, including additional revenue from the PistolStar software and cloud migrations, primarily in the higher education market.  Growth was also due to the fact during the three months ended June 30 2020 our sales pipeline was adversely impacted by the COVID-19 pandemic.

For the three months ended June 30, 2021, hardware sales decreased by 20%. The decrease was due to smaller orders in 2021 as compared to 2020.

Costs of goods sold

For the three months ended June 30, 2021, cost of service increased approximately $66,000 or 71% to $158,440 due to the increased revenue and support for the PortalGuard installations, compared to the three months ended June 30, 2020. For the three months ended June 30, 2021, license fees increased to $48,373 from $8,255 during the three months ended June 30, 2020, due largely to an increase in revenue. For the three months ended June 30, 2021, hardware costs decreased to $32,756 from $47,527 during the three months ended June 30, 2020, related to lower costs associated with less hardware revenue.

Selling, general and administrative

	Three months ended June 30,
	2021	2020	$ Change	% Change

Selling, general and administrative	$1,374,084	$1,211,928	$162,156	13%

Selling, general and administrative costs for the three months ended June 30, 2021, increased 13% from the corresponding period in 2020. There were increases in sales and marketing costs, Delaware franchise taxes, shareholder expenses for the annual meeting, and administrative expenses for our African subsidiary.  These amounts were offset by decreases in contractors and temporary labor, factoring fees, professional fees, personnel restructuring charges in our Hong Kong subsidiary, and non-cash compensation expenses.

Research, development and engineering

	Three months ended June 30,
	2021	2020	$ Change	% Change

Research, development, and engineering	$490,952	$318,573	$172,379	54%

For the three months ended June 30, 2021, research, development, and engineering costs increased 54% to $490,952 as compared to $318,573 for the corresponding period in 2020. Included in the increase were personnel costs associated with PistolStar, increased expenses of our Hong Kong subsidiary in connection with the development of our newly introduced USB-C connector fingerprint readers, and increased amortization related to intangible assets acquired from PistolStar.

Other income (expense)

	Three months ended
	June 30,
	2021	2020	$ Change	% Change

Other income (expense)
Interest income	$832	$25,801	$(24,969)	-97%
Government grant – Paycheck Protection Program	-	340,819	(340,819)	-100%
Loss on foreign currency transactions	(50,000)	-	(50,000)	-100
Interest expense	-	(567,516)	567,516	100%
Other expense	$(49,168)	$(200,896)	$151,728	-76%

The amounts for the three months ended June 30, 2021, related to interest income of $832, offset by the foreign currency adjustment to an accounts receivable invoice. Other income (expense) for the 2020 related to approximately $567,000 of interest expense, which included the amortization of a beneficial conversion feature, and amortization of debt discounts and debt issuance costs relating to the convertible notes, partially offset by amounts expended under the Payment Protection Program of approximately $341,000 and interest income of approximately $26,000.

SIX MONTHS ENDED JUNE 30, 2021 AS COMPARED TO JUNE 30, 2020

Consolidated Results of Operations - Percent Trend

	Six Months Ended June 30,
	2021	2020
Revenues
Services	23%	53%
License fees	40%	31%
Hardware	37%	16%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	12%	20%
Cost of license fees	3%	2%
Cost of hardware	20%	11%
Total Cost of Goods Sold	35%	33%
Gross profit	65%	67%

Operating expenses
Selling, general and administrative	100%	313%
Research, development and engineering	32%	79%
Total Operating Expenses	133%	392%
Operating loss	-68%	-324%

Other expense	-2%	-271%

Net loss	-70%	-596%

Revenues and cost of goods sold

	Six months ended June 30,
	2021	2020	$ Change	% Change
Revenues
Service	$666,663	$437,026	$229,637	53%
License	1,141,151	258,887	882,264	341%
Hardware	1,072,914	133,714	939,200	702%
Total Revenue	$2,880,728	$829,627	$2,051,101	247%

Cost of Goods Sold
Service	334,384	163,117	171,267	105%
License	87,342	18,711	68,631	367%
Hardware	584,478	90,889	493,589	543%
Total COGS	$1,006,204	$272,717	$733,487	269%

Revenues

For the six months ended June 30, 2021, and 2020, service revenues included approximately $573,000 and $410,000, respectively, of recurring maintenance and support revenue, and approximately $93,000 and $27,000, respectively, of non-recurring custom services revenue.  Recurring service revenue increased 40% from 2020 which was due largely to the additional service revenue from PistolStar customers and a three-year contract extension from a Fortune 500 telecommunications customer. Non-recurring custom services increased 244% due to additional new customer installations and upgrades from on-premise to cloud deployments. As our customer base continues to grow, we expect the service revenue to increase in future periods.

For the six months ended June 30, 2021, license revenue increased 341% from the corresponding period in 2020. We increased both the variation and number of customers, including additional revenue from the PistolStar software and cloud migrations, primarily in the higher education market.  Growth was also due to the fact that during the six months ended June 30, 2020 our sales pipeline was adversely impacted by the COVID-19 pandemic.

Hardware sales increased $939,200 during the six months ended June 30, 2021, to $1,072,914 from $133,714 during the six months ended June 30, 2020. The increase was attributable largely to sales in Nigeria for an international government agency.

Costs of goods sold

For the six months ended June 30, 2021, cost of service increased approximately $171,000 or 105% to approximately $334,000 as a result of PistolStar personnel supporting service revenue, compared to the six months ended June 30, 2020 before PistolStar was acquired. For the six months ended June 30, 2021, license fees increased to $87,342 from $18,711 during the six months ended June 30, 2020, due largely to the increase in revenue. For the six months ended June 30, 2021, hardware costs increased to $584,478 from $90,889 during the six months ended June 30, 2020, due to increased hardware revenue.

Selling, general and administrative

	Six months ended June 30,
	2021	2020	$ Change	% Change

Selling, general and administrative	$2,890,482	$2,593,327	$297,155	11%

Selling, general and administrative costs for the six months ended June 30, 2021 increased 11% from the corresponding period in 2020 as a result of increases in marketing expenses, Delaware franchise taxes, shareholder relation expenses, and administrative personnel expenses, offset by the reduction in non-cash employee and vendor compensation, factoring fees, contractors and temporary labor. Additionally, there were no non-cash warrant issuance costs and personnel restructuring charges related to our Hong Kong operations, as there were in the six months ended June 30, 2020.

Research, development and engineering

	Six months ended June 30,
	2021	2020	$ Change	% Change

Research, development and engineering	$932,603	$655,462	$277,141	42%

For the six months ended June 30, 2021, research, development and engineering costs increased 42% from approximately $655,000 to approximately $933,000. Included in the increase were personnel costs associated with PistolStar, and increased amortization of intangible assets acquired from PistolStar.

Other income (expense)

	Six months ended
	June 30,
	2021	2020	$ Change	% Change
Interest income (expense)
Interest income	$3,447	$25,802	$(22,355)	-87%
Government grant – Paycheck Protection Program	-	340,819	(340,819)	-100%
Loss on foreign currency transactions	(50,000)	-	(50,000)	-100%
Interest expense	(18,000)	(2,118,657)	2,100,657	99%
Loss on extinguishment of debt	-	(499,076)	499,076	100%
Other expense	$(64,553)	$(2,251,112)	$2,186,559	-97%

Other expense for the 2021 period related to interest expense from the amortization of debt discounts and a foreign currency adjustment to an accounts receivable invoice, offset by interest income. Other income and expenses for the 2020 period related to the interest expense, which included the amortization of a beneficial conversion feature, and amortization of debt discounts and debt issuance costs relating to the convertible notes of approximately $2,119,000, a loss on the extinguishment of a convertible debt financing in an approximate amount of $500,000, partially offset by amounts received under the Payment Protection Program of approximately $341,000 and interest income of approximately $26,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating activities overview

Net cash used by operations during the six months ended June 30, 2021 was approximately $5,242,000. Items of note included:

●	Net positive cash flows related to adjustments for non-cash expenses of approximately $565,000.

●	Net positive cash flows related to accounts payable and accruals of approximately $687,000.

●	Negative cash flows related to changes in accounts receivable, inventory, prepayments and deferred revenue of approximately $4,301,000, due to working capital management.

Investing activities overview

Approximately $16,000 was used for capital expenditures during the three months ended June 30, 2021.

Financing activities overview

Approximately $255,000 was used for financing activities during the three months ended June 30, 2021 due to the repayment of notes payable.

Liquidity and Capital Resources

Since our inception, our capital needs have been principally met through proceeds from the sale of equity and debt securities. We expect capital expenditures to be less than $100,000 during the next twelve months.

Between January and June 2020, we issued four convertible notes with principal amount totaling approximately $4,500,000.  All amounts were repaid in June and July 2020, primarily from the proceeds of the underwritten public offering, discussed below.

On April 20, 2020, we entered into a Paycheck Protection Program Term Note (the “SVB Note”) with Silicon Valley Bank (“SVB”). We received total proceeds of approximately $341,000 which was used in accordance with the requirements of the CARES Act. The full amount of the SVB Note has been forgiven.

On July 23, 2020, we completed an underwritten public offering of shares of common stock and warrants resulting in net proceeds of approximately $22.7 million, inclusive of the over-allotment and after deducting underwriting discounts, commissions and estimated offering expenses. We used approximately $4.2 million of the net proceeds to repay all outstanding amounts due under outstanding convertible promissory notes at that time. During the six months ended June 30, 2021, we have invested approximately $4 million in deposits for and receipt of inventory to support our African contracts. The balance is being used for working capital purposes.

Liquidity outlook

At June 30, 2021, our total cash and cash equivalents were approximately $11,500,000, as compared to approximately $17,000,000 at December 31, 2020.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We currently require approximately $735,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation.  During for the first six months of 2021, we generated $2,880,728 of revenue, which is below our average monthly requirements.  If we are unable to generate sufficient revenue to fund current operations and execute our business plan, we may need to obtain additional third-party financing. As of the date of this report, we do not expect that we will need to obtain additional financing during the next twelve months.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

  ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certificate of CEO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of CFO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350

32.2	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-Key International, Inc.

Dated: August 16, 2021	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer
(Principal Executive Officer)

Dated: August 16, 2021	/s/ Cecilia C. Welch
Cecilia C. Welch
Chief Financial Officer
(Principal Financial Officer)