Form 10-Q
period 2021-09-30
BIO KEY INTERNATIONAL INC
filed 2021-11-15
CIK 1019034

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Number of shares of common stock, $.0001 par value per share, outstanding as of November 12, 2021, was 7,833,789.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

PART I -- FINANCIAL INFORMATION

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and cash equivalents	$9,591,863	$16,993,096
Accounts receivable, net	1,541,239	548,049
Due from factor	53,500	60,453
Note receivable	-	295,000
Inventory	4,634,835	330,947
Prepaid expenses and other	950,552	201,507
Investment - debt security	-	512,821
Total current assets	16,771,989	18,941,873
Resalable software license rights	51,294	58,882
Equipment and leasehold improvements, net	71,466	81,793
Capitalized contract costs, net	218,596	165,315
Deposits and other assets	8,712	8,712
Note receivable, net	195,000	-
Investment - debt security	482,821	-
Operating lease right-of-use assets	313,607	487,325
Intangible assets, net	1,352,095	1,514,146
Goodwill	1,262,526	1,262,526
Total non-current assets	3,956,117	3,578,699
TOTAL ASSETS	$20,728,106	$22,520,572

LIABILITIES
Accounts payable	$1,437,045	$244,158
Accrued liabilities	699,422	508,487
Note payable – PistolStar acquisition, net of debt discount	-	232,000
Deferred revenue, current portion	671,896	657,349
Operating lease liabilities, current portion	206,004	234,309
Total current liabilities	3,014,367	1,876,303
Deferred revenue, net of current portion	61,488	44,987
Operating lease liabilities, net of current portion	118,800	264,163
Total non-current liabilities	180,288	309,150
TOTAL LIABILITIES	3,194,655	2,185,453

COMMITMENTS

STOCKHOLDERS’ EQUITY

Common stock — authorized, 170,000,000 shares; issued and outstanding; 7,825,299 and 7,814,572 of $.0001 par value at September 30, 2021 and December 31, 2020, respectively	783	782
Additional paid-in capital	120,079,118	119,844,026
Accumulated deficit	(102,546,450)	(99,509,689)
TOTAL STOCKHOLDERS’ EQUITY	17,533,451	20,335,119
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,728,106	$22,520,572

All BIO-key securities issued and outstanding for all periods reflect BIO-key’s 1-for-8 reverse stock split, which was effective November 20, 2020.

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues
Services	$318,500	$491,535	$985,163	$928,561
License fees	870,459	346,479	2,011,610	605,366
Hardware	109,870	105,311	1,182,784	239,025
Total Revenues	1,298,829	943,325	4,179,557	1,772,952
Costs and other expenses
Cost of services	176,976	173,823	511,360	336,940
Cost of license fees	45,986	10,775	133,328	29,486
Cost of hardware	71,712	27,011	656,190	117,900
Total costs and other expenses	294,674	211,609	1,300,878	484,326
Gross Profit	1,004,155	731,716	2,878,679	1,288,626

Operating Expenses
Selling, general and administrative	1,385,534	1,490,241	4,276,016	4,083,568
Research, development and engineering	612,597	331,213	1,545,200	986,675
Total operating expenses	1,998,131	1,821,454	5,821,216	5,070,243
Operating loss	(993,976)	(1,089,738)	(2,942,537)	(3,781,617)

Other income (expense)
Interest income	329	1,106	3,776	26,908
Government grant – Paycheck Protection Program	-	-	-	340,819
Foreign currency loss	-	-	(50,000)	-
Investment-debt security reserve	(30,000)	-	(30,000)	-
Interest expense	-	(2,204,920)	(18,000)	(4,323,577)
Loss on extinguishment of debt	-	-	-	(499,076)
Total other income (expense), net	(29,671)	(2,203,814)	(94,224)	(4,454,926)
Net loss	(1,023,647)	(3,293,552)	(3,036,761)	(8,236,543)
Deemed dividend from trigger of anti-dilution provision feature	-	-	-	(112,686)
Net loss available to common stockholders	$(1,023,647)	$(3,293,552)	$(3,036,761)	$(8,349,229)

Basic and Diluted Loss per Common Share	$(0.13)	$(0.51)	$(0.39)	$(2.28)

Weighted Average Shares Outstanding:
Basic and Diluted	7,790,778	6,435,845	7,788,734	3,663,178

All BIO-key securities issued and outstanding for all periods reflect BIO-key’s 1-for-8 reverse stock split, which was effective November 20, 2020.

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of January 1, 2021	7,814,572	$782	$119,844,026	$(99,509,689)	$20,335,119
Issuance of common stock for directors’ fees	2,091	-	7,510	-	7,510
Legal and commitment fees	-	-	(2,709)	-	(2,709)
Issuance of restricted common stock to employees	1,250	-	-	-	-
Share-based compensation	-	-	133,638	-	133,638
Net loss	-	-	-	(851,431)	(851,431)
Balance as of March 31, 2021	7,817,913	$782	$119,982,465	$(100,361,120)	$19,622,127
Issuance of common stock for directors’ fees	1,748	-	5,505	-	5,505
Legal and commitment fees	-	-	(2,519)	-	(2,519)
Issuance of restricted common stock to employees	1,250	-	-	-	-
Restricted stock forfeited	(1,250)	-	-	-	-
Share-based compensation	-	-	35,618	-	35,618
Net loss	-	-	-	(1,161,683)	(1,161,683)
Balance as of June 30, 2021	7,819,661	$782	$120,021,069	$(101,522,803)	$18,499,048
Issuance of common stock for directors’ fees	1,888	-	6,008	-	6,008
Issuance of restricted common stock to employees	3,750	1	-	-	1
Share-based compensation	-	-	52,041	-	52,041
Net loss	-	-	-	(1,023,647)	(1,023,647)
Balance as of September 30, 2021	7,825,299	$783	$120,079,118	$(102,546,450)	$17,533,451

All BIO-key securities issued and outstanding for all periods reflect BIO-key’s 1-for-8 reverse stock split, which was effective November 20, 2020.

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of January 1, 2020	1,812,483	$182	$87,437,661	$(89,723,016)	$(2,285,173)
Issuance of common stock pursuant to securities purchase agreements	87,500	8	1,032,492	-	1,032,500
Commitment fee adjustment	-	-	(900,000)	-	(900,000)
Beneficial conversion feature	-	-	641,215	-	641,215
Issuance of common stock pursuant to warrant conversion	121,500	12	1,457,988	-	1,458,000
Conversion of convertible note payable	288,461	29	1,499,971	-	1,500,000
Deemed dividends related to down-round features	-	-	112,686	(112,686)	-
Share-based compensation	-	-	512,719	-	512,719
Net loss	-	-	-	(3,370,282)	(3,370,282)
Balance as of March 31, 2020	2,309,944	$231	$91,794,732	$(93,205,984)	$(1,411,021)
Issuance of common stock for directors’ fees	2,143	1	15,006	-	15,007
Issuance of common stock pursuant to securities purchase agreements	31,440	3	145,330	-	145,333
Conversion of convertible note payable	440,192	44	2,288,956	-	2,289,000
Warrants issued with convertible notes	-	-	1,388,339	-	1,388,339
Warrant issued for consulting fees	-	-	94,655	-	94,655
Share-based compensation	-	-	33,177	-	33,177
Legal and commitment fees	-	-	(199,328)	-	(199,328)
Net loss	-	-	-	(1,572,709)	(1,572,709)
Balance as of June 30, 2020	2,783,719	$279	$95,560,867	$(94,778,693)	$782,453
Issuance of common stock for directors’ fees	1,291	1	7,002	-	7,003
Issuance of common stock pursuant to public offering	4,264,312	426	22,173,999	-	22,174,425
Commitment fee adjustment	(75,000)	(8)	8	-	-
Issuance of common stock pursuant to warrant exercises	795,538	80	4,136,715	-	4,136,795
Warrant issued for consulting fees	-	-	12,921	-	12,921
Issuance of restricted common stock to employees	38,250	4	(4)	-	-
Legal and commitment fees	-	-	(2,171,896)	-	(2,171,896)
Share-based compensation	-	-	34,306	-	34,306
Net loss	-	-	-	(3,293,552)	(3,293,552)
Balance as of September 30, 2020	7,808,110	$782	$119,753,918	$(98,072,245)	$21,682,455

All BIO-key securities issued and outstanding for all periods reflect BIO-key’s 1-for-8 reverse stock split, which was effective November 20, 2020.

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(3,036,761)	$(8,236,543)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation	48,210	59,129
Amortization of intangible assets	162,051	17,215
Amortization of software license rights	7,588	-
Amortization of debt discount	18,000	1,416,040
Amortization of capitalized contract costs	78,477	111,467
Amortization of debt issuance costs	-	2,166,650
Loss on foreign currency	50,000	-
Reserve for investment security	30,000	-
Allowance for note receivable	100,000	-
Operating leases right-of-use assets	173,718	151,325
Loss on extinguishment of debt	-	499,076
Amortization of beneficial conversion feature	-	641,215
Share-based and warrant compensation for employees and consultants	221,298	687,778
Share-based directors’ fees	19,023	22,010
Change in operating assets and liabilities:
Accounts receivable	(1,043,190)	(181,588)
Due from factor	6,953	47,679
Capitalized contract costs	(131,758)	(29,808)
Inventory	(4,303,888)	29,723
Resalable software license rights	-	5,044
Prepaid expenses and other	(749,045)	(86,137)
Accounts payable	1,192,887	(530,011)
Accrued liabilities	190,935	(193,146)
Deferred revenue	31,048	(135,707)
Operating lease liabilities	(173,668)	(147,480)
Net cash used for operating activities	(7,108,122)	(3,686,069)
CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of note receivable	-	(295,000)
Purchase of PistolStar	-	(2,000,000)
Cash acquired from purchase of PistolStar	-	100,747
Proceeds from maturity of debt security	-	512,821
Purchase of debt security	-	(516,121)
Capital expenditures	(37,883)	(6,094)
Net cash used for investing activities	(37,883)	(2,203,647)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	-	3,958,000
Repayment of convertible notes	-	(4,509,250)
Proceeds from issuance of common stock	-	22,174,425
Proceeds from the exercise of warrants	-	5,594,795
Costs to issue convertible notes	(5,228)	(2,693,022)
Repayment of note payable - PistolStar	(250,000)	(130,000)
Net repayments of loans payable to related parties	-	(188,737)
Net cash provided by (used for) financing activities	(255,228)	24,206,211
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,401,233)	18,316,495
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,993,096	79,013
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,591,863	$18,395,508

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2021	2020

Cash paid for:
Interest	$18,000	$99,426

Noncash Investing and financing activities
Accounts receivable acquired from PistolStar	$-	$184,792
Prepaid expenses acquired from PistolStar	$-	$9,485
Equipment acquired from PistolStar	$-	$36,467
Intangible assets acquired from PistolStar	$-	$1,480,000
Goodwill related to PistolStar acquisition	$-	$1,154,526
Issuance of note payable for PistolStar acquisition, net of working capital adjustment	$-	$356,000
Accrued expenses acquired from PistolStar	$-	$20,017
Deferred revenue acquired from PistolStar	$-	$590,000
Right-of-use asset addition under ASC 842	$-	$141,761
Operating lease liabilities under ASC 842	$-	$141,761
Issuance of common stock pursuant to securities purchase agreements	$-	$277,833
Warrants issued with convertible notes	$-	$1,388,339
Issuance of common stock for conversion of note payable	$-	$3,789,000
Beneficial conversion feature	$-	$641,215
Deemed dividends related to down-round features	$-	$112,686

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 (Unaudited)

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

Effective November 20, 2020, the Company implemented a reverse stock split of its outstanding common stock at a ratio of 1-for-8. All share figures and results are reflected on a post-split basis

Foreign Currency

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

The Company has historically financed its operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. The Company currently requires approximately $710,000 per month to conduct operations, a monthly amount that it has been unable to consistently achieve through revenue generation. During the first nine months of 2021, the Company generated $4,179,557 of revenue, which is below its average monthly cash requirements. The Company has also invested a considerable amount of cash in inventory, which it will need to sell to generate revenue for a profitable gross margin. Additionally, the ongoing threat of COVID-19 and its variation, may have an impact on future revenue and operations. During 2020, the Company raised approximately $24,000,000 from financing activities and at September 30, 2021 had $9,591,863 in cash. As of the date of this report, the Company believes it has enough cash for at least twelve months of operations from the date of the filing of this report.

3.	REVENUE FROM CONTRACTS WITH CUSTOMERS

In accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. To achieve this core principle, the Company applies the following five steps:

●	Identify the contract with a customer
●	Identify the performance obligations in the contract
●	Determine the transaction price
●	Allocate the transaction price to performance obligations in the contract
●	Recognize revenue when or as the Company satisfies a performance obligation

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three month periods ended September 30, 2021 and September 30, 2020:

	North America	Africa	EMESA*	Asia	September 30, 2021

License fees	$534,775	$308,000	$20,678	$7,006	$870,459
Hardware	84,445	13,425	-	12,000	109,870
Services	259,965	42,000	12,759	3,776	318,500
Total Revenues	$879,185	$363,425	$33,437	$22,782	$1,298,829

	North America	Africa	EMESA*	Asia	September 30, 2020

License fees	$339,747	$-	$6,732	$-	$346,479
Hardware	103,511	-	1,800	-	105,311
Services	450,994	-	36,693	3,848	491,535
Total Revenues	$894,252	$-	$45,225	$3,848	$943,325

The following table summarizes revenue from contracts with customers for the nine month periods ended September 30, 2021 and September 30, 2020:

	North America	Africa	EMESA*	Asia	September 30, 2021

License fees	$1,307,265	$557,484	$72,205	$74,656	$2,011,610
Hardware	176,414	698,264	265,996	42,110	1,182,784
Services	891,856	42,000	41,109	10,198	985,163
Total Revenues	$2,375,535	$1,297,748	$379,310	$126,964	$4,179,557

	North America	Africa	EMESA*	Asia	September 30, 2020

License fees	$528,524	$-	$6,732	$70,110	$605,366
Hardware	208,192	-	1,800	29,033	239,025
Services	857,156	-	52,144	19,261	928,561

Total Revenues	$1,593,872	$-	$60,676	$118,404	$1,772,952

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

Transaction Price Allocated to the Remaining Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied at September 30, 2021. The guidance provides certain practical expedients that limit this requirement, which the Company’s contracts meet as follows:

●	The performance obligation is part of a contract that has an original expected duration of one year or less, in accordance with ASC 606-10-50-14.

Deferred Revenue

Deferred revenue includes customer advances and amounts that have been paid by customer for which the contractual maintenance terms have not yet occurred. The majority of these amounts are related to maintenance contracts for which the revenue is recognized ratably over the applicable term, which generally is 12-60 months. Maintenance revenue which would be recognized based on contract periods subsequent to 12 months from the balance sheet date, is segregated as long term deferred revenue. Maintenance contracts include provisions for unspecified when-and-if available product updates and customer telephone support services. At September 30, 2021 and December 31, 2020, amounts in deferred revenue were approximately $733,000 and $702,000, respectively. Revenue recognized during the three and nine-months ended September 30, 2021 from amounts included in deferred revenue at the beginning of the period was approximately $72,000 and $502,000, respectively. The Company did not recognize any revenue from performance obligations satisfied in prior periods.

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

The promissory note accrued interest at 4% per annum and was payable in four installments over the 12-month period following the closing. The balance of the note at December 31, 2020 was $232,000, net of the unamortized debt discount. On January 21, 2021, the Company paid the $250,000 balance due on the note.

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

Accounts receivable at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30,	December 31,
	2021	2020

Accounts receivable - current	$1,605,024	$561,834
Loss on foreign currency	(50,000)	-
Allowance for doubtful accounts	(13,785)	(13,785)
Accounts receivable, net of allowances for doubtful accounts	$1,541,239	$548,049

6.	SHARE-BASED COMPENSATION

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited interim condensed consolidated statements of operations:

	Three Months Ended September 30,	Three Months Ended September 30,
	2021	2020

Selling, general and administrative	$47,694	$51,157
Research, development and engineering	10,356	3,073
	$58,050	$54,230

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2021	2020

Selling, general and administrative	$207,342	$632,793
Research, development and engineering	32,979	76,995
	$240,321	$709,788

7.	FACTORING

Due from factor consisted of the following as of:

	September 30,	December 31,
	2021	2020

Original invoice value	$115,000	$241,715
Factored amount	(61,500)	(181,262)
Balance due from factor	$53,500	$60,453

The Company entered into an accounts receivable factoring arrangement with a financial institution (the “Factor”) which expires on October 31, 2022. Pursuant to the terms of the arrangement, the Company, from time to time, sells to the Factor a minimum of $150,000 of certain accounts receivable balances on a non-recourse basis per quarter for credit approved accounts. The Factor remits 35% of the foreign and 75% of the domestic accounts receivable balance to the Company (the “Advance Amount”), with the remaining balance, less fees, forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. In addition, the Company, from time to time, receives over advances from the Factor. Factoring fees range from 2.75% to 15% of the face value of the invoice factored and are determined by the number of days required for collection of the invoice. The cost of factoring is included in selling, general and administrative expenses. The cost of factoring was as follows:

	Three Months ended September 30,
	2021	2020

Factoring fees	$1,055	$15,934

	Nine Months ended September 30,
	2021	2020

Factoring fees	$33,302	$81,164

8.	NOTE RECEIVABLE

During the third quarter of 2020, the Company loaned $295,000 as an advance to Exponential Launch Partners (“ELP”) to aid in fulfilling the African contracts. The note does not bear any interest if paid within the nine (9) monthly installments beginning December 31, 2020. The note bears a default rate of 5%. ELP has been attempting to raise capital to repay the note. The note is currently in default and as such, has been classified as noncurrent effective June 30, 2021. No payments were received from ELP during the nine months ended September 30, 2021. The Company is currently renegotiating the payment terms of the note, as the deployment of projects in Africa has been delayed due to COVID and the establishment of bank regulations for payments to vendors and contractors. Due to the ongoing delays in payment, the Company has reserved $100,000 of the note as an allowance.

	September 30,	December 31,
	2021	2020

Note receivable – current	$-	$295,000
Note receivable – non-current	295,000	-
Allowance for doubtful account	(100,000)	-
Note receivable, net of allowance	$195,000	$295,000

9.	PREPAID EXPENSES AND OTHER

Included in prepaid expense and other at September 30, 2021 was approximately $755,000 relating to deposits for a range of hardware devices. These devices were ordered in conjunction with the Company securing the recent license contracts in Africa and are expected to be delivered in future quarters as the hardware is deployed.  Also included are deposits on our new EcoID II fingerprint readers. Additional deposits are sometimes required before shipment of the inventory, and prepaid may increase before the inventory is received, while other orders have extended payment terms.

	September 30,	December 31,
	2021	2020

Deposit for inventory	$755,205	$66,995
Other prepaid expenses	141,793	64,178
Insurance	17,754	45,468
Software licenses	35,800	24,866
Total prepayments	$950,552	$201,507

10.	INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or net realizable value and consists primarily of fabricated assemblies and finished goods. Inventory is comprised of the following as of:

	September 30,	December 31,
	2021	2020

Finished goods	$4,459,012	$221,130
Fabricated assemblies	175,823	109,817
Total inventory	$4,634,835	$330,947

11.	RESALABLE SOFTWARE LICENSE RIGHTS

On December 31, 2015, the Company purchased third-party software licenses in the amount of $180,000 in anticipation of a large pending deployment that has yet to materialize. The Company is amortizing the total cost over the greater of actual unit cost of licenses sold or the straight line method over 10 years. A total of $2,579 and $16 was charged to cost of sales during the three month periods ended September 30, 2021 and 2020, respectively. A total of $7,588 and $5,044 was charged to cost of sales during the nine month periods ended September 30, 2021 and 2020, respectively. Since the license purchase, the cumulative amount of $128,706 has been charged to cost of sales, with a carrying balance of $51,294 and $58,882 as of September 30, 2021 and December 31, 2020, respectively.

12.	INVESTMENT - DEBT SECURITY

The Company purchased a 4,000,000 Hong Kong dollar denominated Bond Certificate with a financial institution in Hong Kong in June 2020 maturing in June 2021. The Bond Certificate translated to $512,821 U.S. Dollars, based on the exchange rate at the purchase date. The Company can invest up to 20,000,000 Hong Kong dollars under the terms of the certificate, bearing interest at 5% per annum. The investment was recorded at amortized cost which approximates fair value and was held to maturity. The Company has yet to receive the proceeds and accrued interest from the investment. The Company is preparing a legal letter of demand to confirm the status of the bond, and as such, the debt security has been classified as noncurrent as of September 30, 2021. In addition, due to the delay in the receipt of the proceeds, the Company recorded a $30,000 reserve.

13.	COMMITMENT

Sales Incentive Agreement with Technology Transfer Institute (“TTI”)

On March 25, 2020, the Company entered into a sales incentive agreement with TTI. Terms of the agreement include the following:

1.	The original term of the agreement was one year and has been automatically extended for an additional one-year term.

2.

For each $5,000,000 in revenue (up to a maximum of $20,000,000) the Company generates from contracts sourced by TTI which are executed during the original term and generate net income of at least 20% (as defined) within eighteen months after the date such contract is executed, the Company will pay TTI a sales incentive fee of $500,000 payable by the issuance of 62,500 shares of common stock.

3.

In the event that the Company generates revenue in excess of $20,000,000 from contracts sourced by TTI which are executed  during the original term and generate net income of at least 20% (as defined) within eighteen months after the date such contract is executed, the Company will issue TTI a five-year warrant to purchase 12,500 shares of Common Stock at an exercise price of $12.00 per share for each $1,000,000 of revenue in excess of $20,000,000 (up to a maximum of $25,000,000).

In no event will the Company be obligated to issue more than 250,000 shares of common stock or warrants to purchase more than 62,500 shares of common stock pursuant to this agreement.

There has been no revenue generated or sales incentive fees paid during the nine months ended September 30, 2021 and 2020.

14.	CONVERTIBLE NOTES PAYABLE

There was no balance outstanding for convertible notes payable as of September 30, 2021 and December 31, 2020. Details for Notes that were either converted or redeemed during the 2020 fiscal year were as follows:

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

On April 12, 2020 and May 6, 2020, the Company entered into amendments (the “Amendments”) to the Amended Note. The Amendments extended the maturity date to June 12, 2020 and extended the Investor’s right to convert the Amended Note into shares of the Company’s common stock at a price of $5.20 per share through June 12, 2020. All other provisions of the Amended Note remained the same.

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

The Company’s leases office space in New Jersey, Hong Kong, Minnesota, and New Hampshire with lease termination dates of 2023, 2022, 2022, and 2022, respectively. The leases include non-lease components with variable payments. The following tables present the components of lease expense and supplemental balance sheet information related to the operating leases, for the three and nine months ended as of:

	3 Months ended September 30,	9 Months ended September 30,
	2021	2021

Lease cost
Operating lease cost	$63,973	$191,919
Total lease cost	$63,973	$191,919

Balance sheet information
Operating ROU assets		$313,607

Operating lease liabilities, current portion		$206,004
Operating lease liabilities, non-current portion		118,800
Total operating lease liabilities		$324,804

Weighted average remaining lease term (in years) – operating leases		1.63
Weighted average discount rate – operating leases		5.50%

Supplemental cash flow information related to leases were as follows, for the nine months ended September 30, 2021:

Cash paid for amounts included in the measurement of operating lease liabilities	$191,869

Maturities of operating lease liabilities were as follows:

2021 (remaining three months)	$65,108
2022	187,594
2023	89,226
Total future lease payments	341,928
Less: imputed interest	(17,124)
Total	$324,804

16.	EARNINGS (LOSS) PER SHARE - COMMON STOCK (“EPS”)

The Company’s basic EPS is calculated using net loss available to common shareholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes.

The reconciliation of the numerator of the basic and diluted EPS calculations was as follows for both of the following three and nine month periods ended September 30, 2021 and 2020:

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
Basic and Diluted Numerator:

Net loss	$(1,023,647)	$(3,293,552)	$(3,036,761)	$(8,236,543)
Deemed dividends related to down-round features	-	-	-	(112,686)
Net loss available to common stockholders (basic and diluted)	$(1,023,647)	$(3,293,552)	$(3,036,761)	$(8,349,229)

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020

Stock options	212,545	200,382	212,545	200,382
Warrants	4,689,387	706,487	4,689,387	706,487
Total	4,901,932	906,869	4,901,932	906,869

The following table summarizes the weighted average securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the net losses for the periods:

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020

Stock options	-	303	-	2,353
Warrants	-	39,825	-	368,240
Restricted stock	-	1,035	3,598	4,134
Total	-	41,163	3,598	374,727

17.	STOCKHOLDERS’ EQUITY

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

On July 23, 2020, the Company completed an underwritten public offering of shares of common stock and warrants resulting in net proceeds of approximately $22.7 million, after deducting underwriting discounts and commissions and estimated offering expenses. 4,264,312 shares of common stock were issued in this offering and 795,538 additional shares of common stock were issued upon the exercise of 512,500 prefunded warrants and 283,038 warrants issued in the offering.

Issuances of Restricted Stock

Restricted stock consists of shares of common stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. The fair value of nonvested shares is determined based on the market price of the Company's common stock on the grant date. Restricted stock is expensed ratably over the term of the restriction period.

The Company issued 6,250 shares of restricted common stock to certain employees of the Company and 1,250 of shares of restricted common stock were forfeited during the nine-month period ended September 30, 2021. These shares vest in equal annual installments over a three-year period from the date of grant and had a fair value on the date of issuance of $18,456.

Restricted stock compensation for the three and nine-month periods ended September 30, 2021, was $18,360 and $52,081, respectively.

There were 38,250 shares of restricted stock issued in the three and nine-month periods ended September 30, 2020.

Issuances to Directors, Executive Officers & Consultants

During the three and nine-month period ended September 30, 2021, the Company issued 1,888 and 5,727 shares of common stock to its directors in lieu of payment of board and committee fees valued at $6,008 and $19,023, respectively. There were 1,291 and 3,434 shares of common stock issued to directors in the three and nine-month period ended September 30, 2020, respectively, valued at $7,003 and $22,010, respectively.

Employees’ exercise options

During the three and nine-month periods ended September 30, 2021 and 2020, no employee stock options were exercised.

3. Warrants

During the nine months ended September 30, 2020, the Company issued a warrant valued at $94,655 to an investor to purchase 15,625 shares for a business referral.

During the nine months ended September 2020, the Company issued a warrant to purchase 3,125 shares of common stock to a former employee for a business referral valued at $12,921.

There were no warrants issued during the three and nine-month periods ended September 30, 2021.

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

The 2015 Warrants had a “full ratchet” anti-dilution adjustment provision.  The anti-dilution adjustment provision was triggered in the first quarter of 2020 from the February 2020 Note and amendments to the Original Note. As a result of the forgoing transactions, the number of shares of common stock issuable upon the full exercise of the 2015 Warrants increased to 48,078, the exercise price was reduced to $5.20 per share, and the Company recorded a non-cash deemed dividend in amount of $41,688.

18.	FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and due from factor, are carried at, or approximate, fair value because of their short-term nature. The carrying values of the Company’s notes payable and operating lease liabilities approximated their fair values as of September 30, 2021, and December 31, 2020, as the interest rates approximated market.

19.	MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

For the three months ended September 30, 2021 and 2020, one customer accounted for 28% and 13% of revenue, respectively. For the nine months ended September 30, 2021 and 2020, one customer accounted for 16% and 21% of revenue, respectively.

At September 30, 2021, our Nigerian customer accounted for 41% and a second customer accounted for 26% of current accounts receivable. The Nigerian payment terms of net 90 have been orally modified. Originally, the payments were to be made by the World Bank to the registered companies on the project. Due to the number of registered companies, the World Bank designated local Nigerian banks to process the paperwork for payment. The local banks process the paperwork that ensures certain tasks are completed for payment to the registered companies. The World Bank will release the funds to be distributed as the tasks are completed. At December 31, 2020, one customer accounted for 31% of current accounts receivable.

20.	SUBSEQUENT EVENTS

On November 11, 2021, the Company issued 1,615 shares of common stock to its directors in payment of meeting fees. Additionally, the Company issued an aggregate of 6,875 shares of restricted stock with three-year vesting period to three new employees.

The Company has reviewed all other subsequent events through the date of filing.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts contained in this Report on Form 10-Q, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in the forward-looking statements are reasonable, we cannot be sure that they will be achieved. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: our history of losses and limited revenue; our ability to raise additional capital; our ability to protect our intellectual property; changes in business conditions; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; security breaches; competition between us and other companies in the biometric technology and identity access management  industries; market acceptance of biometric products generally and our products under development; our ability to execute and deliver on contracts in Africa, our ability to expand into Asia, Africa and other foreign markets; our ability to integrate the operations and personnel of PistolStar into our business, the duration and severity of the current coronavirus COVID-19 pandemic and its effect on our business operations, sales cycles, personnel, and the geographic markets in which we operate; delays in the development of products and statements of assumption underlying any of the foregoing as well as other factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

Strategic Outlook and Recent Developments

Historically, our largest market has been access control within highly regulated industries such as government, financial services, and healthcare.  In 2019, we became the go-to biometric authentication provider for board of election offices as eight offices deployed our hardware and software to secure internal access to the voter registration database. We will seek to extend this footprint in 2022 and beyond.

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

The outbreak of a novel strain of the coronavirus, COVID-19, has been recognized as a pandemic by the World Health Organization. This outbreak has severely restricted the level of economic activity around the world. In response to this coronavirus outbreak the governments of many countries, states, cities, and other geographic regions have taken preventative or protective actions, including imposing restrictions on travel and business operations, and requiring individuals to limit time outside of their homes. Given the uncertainty regarding the spread of this coronavirus, the related financial impact cannot be reasonably estimated at this time.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2021, AS COMPARED TO SEPTEMBER 30, 2020

Consolidated Results of Operations - Percent Trend

	% of Total Revenues for the Three Months Ended September 30,
	2021	2020
Revenues
Services	25%	52%
License fees	67%	37%
Hardware	8%	11%
Total revenues	100%	100%
Costs and other expenses
Cost of services	14%	18%
Cost of license fees	4%	1%
Cost of hardware	5%	3%
Total costs and other expenses	23%	22%
Gross Profit	77%	78%

Operating expenses
Selling, general and administrative	107%	158%
Research, development and engineering	47%	35%
Total operating expenses	154%	193%
Operating loss	-77%	-115%

Other income (expense)
Total other income (expense)	-2%	-234%
Net loss	-79%	-349%

Revenues and cost of goods sold

	Three months ended September 30,
	2021	2020	$ Change	% Change

Revenues
Service	$318,500	$491,535	$(173,035)	-35%
License	870,459	346,479	523,980	151%
Hardware	109,870	105,311	4,559	4%
Total Revenue	$1,298,829	$943,325	$355,504	38%

Cost of goods sold
Service	$176,976	$173,823	$3,153	2%
License	45,986	10,775	35,211	327%
Hardware	71,712	27,011	44,701	165%
Total COGS	$294,674	$211,609	$83,065	39%

Revenues

For the three months ended September 30, 2021 and 2020, service revenues included approximately $245,000 and $480,000, respectively, of recurring maintenance and support revenue, and approximately $74,000 and $11,000 respectively, of non-recurring custom services revenue. Recurring service revenue decreased $235,000 or 49% in 2021 which was due largely to the recognition of annual SaaS revenue versus maintenance renewal contracts. Non-recurring custom services increased 573% due to additional new customer installations and upgrades from on-premise to cloud deployments. As our customer base continues to grow, we expect the service revenue to increase in future periods.

For the three months ended September 30, 2021, license revenue increased substantially from the corresponding period in 2020. We increased both the variation and number of customers, including additional revenue from the PistolStar software and cloud migrations, primarily in the higher education market. Growth was also due to the fact during the three months ended September 30, 2020, our sales pipeline was adversely impacted by the COVID-19 pandemic.

For the three months ended September 30, 2021, hardware sales increased by approximately $5,000 (4%), as a result of smaller new customer deployments.

Costs of goods sold

For the three months ended September 30, 2021, cost of service increased 2% over the corresponding period in 2020, due to the dedicated personnel costs associated with required support for services revenue.

License costs for the three months ended September 30, 2021 increased approximately $35,000 or 327%, and were directly associated with increased license revenue and related third party software expenses.

Hardware costs for the three months ended September 30, 2021 increased approximately 165%, and was directly associated with the hardware mix.

Selling, general and administrative

	Three months ended September 30,
	2021	2020	$ Change	% Change

Selling, general and administrative	$1,385,534	$1,490,241	$(104,707)	-7%

Selling, general and administrative expenses for the three months ended September 30, 2021 decreased $104,707 or 7% to $1,385,534 from $1,490,241 for the corresponding period in 2020. The decrease included the absence of one-time integration costs incurred in connection with the acquisition of PistolStar, initial costs associated with establishing our African subsidiary in 2020, and legal and professional fees related to financing transactions in 2020. These amounts were offset by increased payroll, marketing expenses, and bad debt allowance for the note receivable of $100,000.

Research, development and engineering

	Three months ended September 30,
	2021	2020	$ Change	% Change

Research, development and engineering	$612,597	$331,213	$281,384	85%

For the three months ended September 30, 2021, research, development and engineering costs increased approximately $281,000 (85%) to $612,597 as compared to $331,213 in the corresponding period in 2020. This increase was due to professional services, new personnel costs, and related recruiting expenses.

Other income (expense)

	Three months ended September 30,
	2021	2020	$ Change	% Change

Interest income	$329	$1,106	$(777)	-70%
Investment-debt security reserve	(30,000)	-	(30,000)	-100%
Interest expense	-	(2,204,920)	2,204,920	100%
Total other income (expense)	$(29,671)	$(2,203,814)	$2,174,143	99%

During the three months ended September 30, 2021, interest income of $329 was offset by the investment-debt security reserve as adjustment for collections of such security. During the three months ended September 30, 2020, interest income of $1,106 was offset by interest expense related to the amortization of debt discount and debt issuance costs in connection with convertible debt financings, including the write-off of unamortized discount and debt issuance costs related to the May 2020 and June 2020 notes.

NINE MONTHS ENDED SEPTEMBER 30, 2020, AS COMPARED TO SEPTEMBER 30, 2019

Consolidated Results of Operations - Percent Trend

	% of Total Revenues for the Nine Months Ended September 30,
	2021	2020
Revenues
Services	24%	52%
License fees	48%	34%
Hardware	28%	14%
Total revenues	100%	100%
Costs and other expenses
Cost of services	12%	19%
Cost of license fees	3%	2%
Cost of hardware	16%	7%
Total costs and other expenses	31%	28%
Gross profit	69%	72%

Operating expenses
Selling, general and administrative	102%	230%
Research, development and engineering	37%	56%
Total operating expenses	139%	286%
Operating loss	-70%	-214%

Other income (expense)
Total other income (expense)	-2%	-251%
Net loss	-72%	-465%

Revenues and costs of goods sold

	Nine months ended September 30,
	2021	2020	$ Change	% Change
Revenues
Service	$985,163	$928,561	$56,602	6%
License	2,011,610	605,366	1,406,244	232%
Hardware	1,182,784	239,025	943,759	395%
Total Revenue	$4,179,557	$1,772,952	$2,406,605	136%

Cost of goods sold
Service	$511,360	$336,940	$174,420	52%
License	133,328	29,486	103,842	352%
Hardware	656,190	117,900	538,290	457%
Total COGS	$1,300,878	$484,326	$816,552	169%

Revenues

For the nine months ended September 30, 2021 and 2020, service revenues included approximately $818,000 and $891,000, respectively, of recurring maintenance and support revenue, and approximately $167,000 and $38,000 respectively, of non-recurring custom services revenue. Recurring service revenue decreased $73,000 or 8% in 2021 due largely to the recognition of annual SaaS revenue versus maintenance renewal contracts. Non-recurring custom services increased 339% due to additional new customer installations and upgrades from on-premise to cloud deployments. As our cloud customer base continues to grow, we expect the service revenue to increase in future periods.

For the nine months ended September 30, 2021, license revenue increased approximately $1,400,000 from the corresponding period in 2020. We increased both the variation and number of customers, including additional revenue from the PistolStar software and cloud migrations, primarily in the higher education market. Growth was also due to the fact during the nine months ended September 30, 2020, our sales pipeline was adversely impacted by the COVID-19 pandemic.

Hardware sales increased approximately $944,000 during the nine months ended September 30, 2021 to $1,182,784 from $239,025 during the nine months ended September 30, 2020. The increase was attributable largely to sales in Nigeria for an international government agency during the first quarter of 2021.

Costs of goods sold

For the nine months ended September 30, 2021, cost of service increased $174,420, or approximately 52%, to $511,360 due to increased support required for existing custom support and PistolStar support, compared to only PistolStar support in the nine months ended September 30, 2020.

License costs for the nine months ended September 30, 2021 increased $103,842, or approximately 352%, to $133,328 related to increased license revenue and the resale of associated third party software.

Hardware costs for the nine months ended September 30, 2021 increased $538,290, or approximately 457%, to $656,190. The increase was associated with the increased hardware sales and hardware mix.

Selling, general and administrative

	Nine months ended September 30,
	2021	2020	$ Change	% Change

Selling, general and administrative	$4,276,016	$4,083,568	$192,448	5%

Selling, general and administrative expenses for the nine months ended September 30, 2021 increased $192,448, or approximately 5%, to $4,276,061 from the corresponding period in 2020.  The increase included higher administrative personnel expenses, marketing expenses, Delaware franchise taxes, and bad debt expense related to the reserve on the note receivable of $100,000. These amounts were offset by decreased factoring fees, non-cash compensation, and the absence of one-time expenses incurred in 2020 for integration costs incurred in connection the acquisition of Pistol Star, accounting and legal fees incurred in connection with financing transactions, initial costs associated with establishing our African subsidiary, and personnel restructuring charges related to our Hong Kong operations.

Research, development and engineering

	Nine months ended September 30,
	2021	2020	$ Change	% Change

Research, development and engineering	$1,545,200	$986,675	$558,525	57%

For the nine months ended September 30, 2021, research, development and engineering costs increased $558,525, or approximately 57%, to approximately $1,545,000 from the corresponding period in 2020. Included in the increase were personnel costs associated with PistolStar, new hires and recruiting fees, and increased amortization of intangible assets acquired from PistolStar.

Other income (expense)

	Nine months ended September 30,
	2021	2020	$ Change	% Change

Interest income	3,776	26,908	(23,132)	-86%
Foreign currency loss	(50,000)	-	(50,000)	-100%
Investment-debt security reserve	(30,000)	-	(30,000)	-100%
Government grant	-	340,819	(340,819)	-100%
Interest expense	(18,000)	(4,323,577)	4,305,577	100%
Loss on extinguishment of debt	-	(499,076)	499,076	100%
Total other income (expense)	$(94,224)	$(4,454,926)	$4,360,702	99%

Other expense for the nine months ended September 30, 2021 consisted of interest expense from the amortization of debt discounts, a reserve on the investment-debt security as adjustment for collections of such security, and a foreign currency adjustment to an accounts receivable invoice, offset by interest income. Other income and expenses for the nine months ended September 30, 2020 consisted of interest expense, which included the amortization of a beneficial conversion feature, amortization of debt discounts, and debt issuance costs relating to the convertible notes of approximately $4,324,000, and a loss on the extinguishment of convertible debt financing in an approximate amount of $500,000.  The forgoing were partially offset by amounts received under the Payment Protection Program of approximately $341,000 and interest income of approximately $27,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating activities overview

Net cash used by operations during the nine months ended September 30, 2021 was approximately $7,108,000. Items of note included:

●	Net positive cash flows related to adjustments for non-cash expenses of approximately $908,000.

●	Net positive cash flows related to increases in account payable, accrued liabilities and deferred revenue of approximately $1,415,000.

●	Net negative cash flows related to increases in accounts receivable, prepayments, and inventory of approximately $6,096,000 and our net loss for the nine months.

Investing activities overview

Approximately $38,000 was used for capital expenditures during the nine months ended September 30, 2021.

Financing activities overview

Approximately $255,000 was used for financing activities during the nine months ended September 30, 2021, due to the repayment of notes payable.

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

During the nine months ended September 30, 2021, we have invested approximately $4.8 million in deposits for and receipt of inventory to support our African contracts and new EcoID II fingerprint readers. The Company expects to sell most of the current African inventory by the end of the second quarter in 2022 to vendors who are facilitating the mandates for the identity requirements for Nigeria, sponsored by the World Bank.

Liquidity outlook

At September 30, 2021, our total cash and cash equivalents were approximately $9,600,000, as compared to approximately $17,000,000 at December 31, 2020.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We currently require approximately $710,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation. During for the first nine months of 2021, we generated $4,179,557 of revenue, which is below our average monthly requirements. If we are unable to generate sufficient revenue to fund current operations and execute our business plan, we may need to obtain additional third-party financing. As of the date of this report, we do not expect that we will need to obtain additional financing during the next twelve months.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are in the opinion of management, reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BIO-key International, Inc.

Dated: November 15, 2021	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer
(Principal Executive Officer)

Dated: November 15, 2021	/s/ Cecilia Welch
Cecilia Welch Chief Financial Officer
(Principal Financial Officer)