Form 10-K
period 2021-12-31
BIO KEY INTERNATIONAL INC
filed 2022-04-01
CIK 1019034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

(732) 359-1100

Registrant’s telephone number, including area code.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	BKYI	Nasdaq Capital Market

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

As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $27.6 million based upon the closing price for shares of the registrant’s post-split common stock of $3.80 as reported by the Nasdaq Stock Market on that date.

As of March 29, 2022, the registrant had 8,405,209 shares of common stock outstanding.

PRIVATE SECURITIES LITIGATION REFORM ACT

All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “should,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. Although we believe our plans, intentions, assumptions and expectations reflected in the forward-looking statements are reasonable, we cannot be sure they will be achieved. Additionally, the duration and severity of the current COVID-19 pandemic and the conflict between Ukraine and Russia and their effects on our business operations, sales cycles, personnel, and the geographic markets in which we operate, and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature could cause our actual results to be materially different than those expressed in our forward looking statements. We caution that it is very difficult to predict the impact of known factors, it is impossible for us to anticipate all factors that could affect our actual results, and that actual results may differ materially and adversely from the forward-looking statements contained herein due to a number of factors, including but not limited to those factors set forth under the caption “Risk Factors” in Item 1A of this Annual Report and other filings with the Securities and Exchange Commission. These factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, may be significant, presently or in the future. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

We designed BIO-key PortalGuard IDaaS and WEB-key to provide organizations an integrated approach to managing and securing all of their identities using the technologies they already use while providing capacity for future needs through the strategic use of biometrics to limit vulnerability and contain authentication costs.  Our platform allows users to authenticate their customers, employees, contractors, and partners. It enables any user to connect to any device, cloud or application, all with a simple, customizable, intuitive and consumer-friendly user experience.  We utilize server-secured biometrics to support roving users without requiring them to carry their phone or a token. As of December 31, 2021, more than 300 customers across multiple industries use BIO-key to secure and manage access for users around the world.

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

On March 8, 2022, we expanded our sales and support operation into Europe, Africa and the Middle East (“EMEA”) by acquiring Swivel Secure Europe, SA for up to $2.25 million. Swivel Secure Europe is a Madrid, Spain based provider of IAM solutions serving  over 300 customers through a network of  dozens of channel partners throughout EMEA. Swivel Secure Europe is the exclusive distributer of AuthControl® Sentry, AuthControl Enterprise and AuthControl MSP product line in Europe, Middle East, and Africa, excluding the United Kingdom. Swivel Secure maintains a direct sales force with offices in Madrid, Spain and Lisbon, Portugal.

Our Products

BIO-key PortalGuard and PortalGuard IDaaS

BIO-key PortalGuard is an independent, customer-controlled and neutral-by-design cloud-based identity platform that allows our customers to integrate with any cloud or on-premise SaaS application, service or cloud host, as well as Windows device authentication through a single secure, reliable and scalable IAM platform.  It provides identical capabilities in both a SaaS (PortalGuard IDaaS) or on-premise (PortalGuard) delivery model. PortalGuard integrates BIO-key’s Identity Bound Biometric biometric (IBB) authentication as a first-class authentication options that are not tied to a device or “what you have” authentication, allowing relying parties to positively identify who is accessing their systems, not the device they might have handed off.   Our three-way IAM neutrality consists of:

●	seventeen MFA authentication factor choices, including our server-secured IBB, via fingerprint scanners, or using a palm scan, facial selfie, or voice biometric via a mobile phone.
●	open user directory choices including on premise, hybrid or full-Azure Active Directory, LDAP, IBM Domino, or custom SQL user directory; and
●	multiple single sign on, or SSO, federation options, including SAML, OIDC, CAS and WS-Fed.

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

Impact of COVID-19

The COVID-19 outbreak has led us to migrate to a remote business model for our sales, marketing, administrative and executive teams.  Research and development and production have adjusting to the situation to maintain production as best as possible considering the conditions and regulations.  Our transition to remote work was highly successful, and our teams operated efficiently using our own IAM software to authenticate video conferencing applications and other collaboration tools.  The COVID-19 pandemic has extended sales cycles and delayed deployments in most markets in which we operate, particularly in Africa.  We continue to conduct business daily, some still from home, and others in office occasionally, as we are actively closing transactions throughout the continuing climate, with no changes to personnel.

Markets

Identity and Access Management, User Multi-Factor Authentication, Single Sign On, Privilege Entitlement and Access Control

Our products simplify the authentication process for enterprise users and consumers, while raising security levels. This allows our customers to meet new, stronger authentication requirements and security best practices across many industries, while delivering a superior end-user experience. Customers use our products to reduce risk of theft, fraud, loss, account takeover attacks, and unauthorized account sharing by limiting access to valuable assets, privileges, data, services, networks and places to only authorized individuals. Our products provide stronger identity binding and a superior user experience versus traditional credentialing systems, which utilize a physical or knowledge-based electronic credential to authenticate the holder but fail to authenticate the actual user in addition to the token. Both commercial enterprises and the public sector have seen a shift in the requirement for stronger authentication, and the FBI, NIST and industry thought leaders such as SalesForce and Microsoft have encouraged entities to enhance their security posture by implementing stronger 2-factor authentication (2FA) or MFA. We believe the market for advanced user MFA, including fingerprint biometrics, extends to nearly every industry segment and the market opportunity for our products is massive, global and growing.

Historically, our largest market has been identity and access management for highly regulated industries like government and healthcare. However, we are witnessing a change in the landscape as organizations within all industries and of all sizes are embracing biometric technology and MFA as a security and workflow solution. Championed by the millions of users that have been successfully introduced to biometrics by companies such as Apple and Samsung, today’s users have witnessed the security and convenience benefits of biometric technology in their phones and welcome the same user experience to access applications without passwords.

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

●	Consumer mobile credentialing, including mobile payments, credit and payment card programs, data and application access, and commercial loyalty programs.

●	Demand for BIO-key hardware products from Windows 10 users and Fortune 500 companies.

●	Government services and highly regulated industries including, Medicare, Medicaid, Social Security, drivers' licenses, campus and school ID, passports/visas.

●	New remote authentication challenges, including those created by the COVID-19 pandemic.

Business Model

Our business model is focused on the following key areas:

Market Drivers

Frequent announcements of supply chain breaches, ransomware attacks, and administrative access compromises highlight the shortcomings of mainstream MFA and security approaches, which leave far too much responsibility on end-users to comply with cyber-hygiene policies. BIO-key’s biometric authentication process prevents human error and human nature from undermining secure authentication, while making the end user’s access easier than ever. The current climate of broad enterprise adoption of MFA to replace passwords presents opportunities for us to leverage our unique differentiators and exploit the gaps in existing IAM technology approaches. One of those gaps is the challenge of authenticating users that “rove” among workstations. A second gap is preventing unauthorized account sharing and delegation.

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

Partner Model

In 2021, we continued to grow our Channel Alliance Partner program (CAP) focused on partnering with select value added resellers, integrators, and resellers. We added Intellisys and other master agent distributors to our partners.  We partner with leading application, managed service and infrastructure vendors, such as Insight, NGEN, Amazon Web Services, UCROO Campus, Software House International (SHI), Virtual Graffiti, Atlassian, and ProCirrus.

Microsoft Partnership	We are a Microsoft Partner and our line of compact fingerprint scanners has been tested and qualified by Microsoft to support Windows Hello and Windows Hello for Business.

Hardware

Hardware products generated 25% of our revenue in 2021. EcoID has emerged as our most popular scanner for enterprise deployments. For customers that require the highest level of security, PIV-Pro is a FIPS compliant fingerprint scanner, suitable for highly regulated industries and organizations that want a best-in-class solution.

We have grown our business through a combination of organic growth and the strategic acquisitions of PistolStar and Swivel Secure Europe. We expect to continue to pursue strategic acquisitions of select businesses and assets in the IAM space.  In furtherance of this strategy, we are active in the industry and regularly evaluate businesses that we believe will either provide an entry into new market verticals or be synergistic with our existing operations and in either case, be accretive to earnings.  We cannot provide any assurance as to whether we will be able to complete any acquisition and if completed, successfully integrate any business we acquire into our operations. Please see the section captioned “RISK FACTORS” for additional information regarding acquisition risks.

Marketing and Distribution

We sell our products directly through our field and inside sales teams, as well as indirectly through our network of channel partners. Through our Channel Alliance Program, we have partnered with more than 40 resellers, system integrators and other distribution partners.  We are committed to continue to aggressively grow this program in 2022.

We partner with leading application, managed service and infrastructure vendors, such as Insight, NGEN, Amazon Web Services, Pathify (formerly Ucroo Campus), Software House International (SHI), Virtual Graffiti, Atlassian, and ProCirrus.

We offer our software under a SaaS term license and generate annual recurring revenue (ARR) primarily by selling multi-year subscriptions to our software. We employ a customer success team, focused on customer satisfaction and early remediation.

In 2020, we announced two contracts with our partner Technology Transfer Institute for large-scale identification projects in Nigeria. We received our first purchase, related to this project, which we shipped in the first quarter of 2021. The COVID-19 pandemic has and may continue to delay the rollout of these programs.

Intellectual Property Rights

We develop and own significant intellectual property and believe that our intellectual property is fundamental to our biometric and IAM product operation:

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

On April 20, 2021 we were issued U.S. Patent No. 10,984,085 for “Biometric Recognition for Uncontrolled Acquisition Environments”, expected to be deployed in mobile devices, the patent provides a method of continuous capture of the users biometric data before the need of the authentication or enrollment, as well as during an active session with a user, to assure the user has not changed.

We have also been granted parallel patents to the US Patent portfolio to certain of our patents in many foreign countries offering protection of our intellectual property rights around the world.

Trademarks

We have registered our trademarks “BIO-key”, “True User Identification”, “Intelligent Image Indexing”, “WEB-key”, “SideSwipe”, “SidePass”, “EcoID”, “PistolStar®”, “PortalGuard”, “MobileAuth”, and “PASSIVEKEY®” with the U.S. Patent & Trademark Office, as well as many foreign countries, protecting our companies name and key technology offering names.

Through our subsidiary PistolStar, we own the following additional registered trademarks: “PortalGuard®”, “PASSIVEKEY®”, and “PISTOLSTAR®”. We also acquired the following unregistered trademarks: “PortalGuard NebulaTM”, “Password PowerTM” and “ScoochTM”.

Copyrights and trade secrets

We take measures to ensure copyright and license protection for our software releases prior to distribution. When possible, the software is licensed in an attempt to ensure that only licensed and activated software functions to its full potential. We also take measures to protect the confidentiality of our trade secrets.

Research and Development

Our PortalGuard IAM product line is mature, with hundreds of active customers, and we are adding additional factors and capabilities to the product, as well as enhancing the self-management for the functionally equivalent PortalGuard IDaaS offering. A significant new authentication factor set will come via our MobileAuth application for users to experience multiple biometric secure authentication via their mobile phone devices. Our VST and WEB-key biometric platforms are mature, stable, and widely-deployed. We concentrate our research and development efforts on enhancing the functionality, reliability and integration of our current products as well as acquiring and developing new and innovative products and solutions for providing broader access to the BIO-key user experience.

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

During the years ended December 31, 2021 and 2020, we incurred expenses of $2,355,056 and $1,396,436, respectively, for research and development.

In future periods our R&D efforts will remain focused on updating and advancing our core software products including PortalGuard and PortalGuard IDaaS, MobileAuth, WEB-key and VST. These products are critical to support the anticipated growth in enterprise IAM and large-scale ID projects.

Competition

The IAM MFA and SSO market has many providers of solutions in either standalone or IAM suite delivery models. We believe that our unique differentiator in this market is the incorporation of an unparalleled server-secured biometric authentication capability among our 17 authentication factors. There are numerous companies involved in the development, manufacturing and marketing of fingerprint biometrics products to commercial, government, law enforcement and prison markets. These companies include, but are not limited to, IDEMIA, Thales, NEC, Neurotechnology, and Innovatrics.

The majority of sales for automated fingerprint identification products in the market to date have been deployed for government agencies, healthcare facilities, and law enforcement applications. The consumer and commercial markets represent areas of growth potential for biometrics, led by the use of mobile devices.

The epidemic of security and data breaches reported over the past few years is one of the driving factors for identifying new methods of protecting valuable data. After attempting to create a more sophisticated password, or more efficient token or PIN, it has become apparent that each of these methods are easily compromised, and the downside risks are significant.

We have also seen FIDO-compliant keys enter the market, led by Yubico’s YubiKey, a USB key that acts as a credential for access.  Keys alone do not meet the needs of large organizations for which key sharing and lost keys are concerns.  We have introduced a line of low-cost USB keys and they do not offer the security benefits of biometric technology as they can be easily lost or stolen and replacement costs / managing the product becomes a growing expense.

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

Human Capital Resources

As of the date of this report, we employed fifty-one individuals on a full-time basis as follows: (i) twenty-two in engineering, customer support, and research and development; (ii) nine in finance and administration; and (iii) twenty in sales and marketing. We also have one employee who provides engineering services and one employee who provides administrative services, both on a part-time basis, and two part-time factory contractors in China. None of our employees are represented by a labor union and we believe that our relationship with our employees is good.

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

ITEM 1A. RISK FACTORS

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements appearing just before the section captioned “BUSINESS” in Item 1 above. Effective November 20, 2020, we implemented a reverse stock split of our outstanding common stock at a ratio of 1-for-8. All share figures are reflected on a post-split basis.

BUSINESS AND FINANCIAL RISKS

We have historically not generated significant revenue and have sustained substantial operating losses.

In order to increase revenue, we have developed a direct sales force and anticipate the need to retain additional sales, marketing and technical support personnel and may need to incur substantial expenses. We cannot assure you that we will be able to secure these necessary resources, that a significant market for our technologies will develop, or that we will be able to achieve our targeted revenue. If we are unable to achieve revenue or raise capital sufficient to cover our ongoing operating expenses, we will be required to scale back operations, including marketing and research initiatives, or in the extreme case, discontinue operations. As of December 31, 2021, we had an accumulated deficit of approximately $105 million.

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

We recognized revenues from Africa in 2021 and expect continued revenues from Africa and the European Union in future periods. Our financial performance will be subject to risks associated with changes in the value of the U.S. dollar versus local currencies.

Owing to the international scope of our operations, including our recent acquisition of Swivel Secure Europe, SA, we are exposed to foreign exchange risk. Our primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar-denominated sales and operating expenses worldwide. Weakening of foreign currencies relative to the U.S. dollar will adversely affect the U.S. dollar value of our foreign currency-denominated sales and earnings, if any, and could lead to us raising international pricing, potentially reducing the demand for our products. In addition, margins on sales of our products in foreign countries and on sales of products that include components obtained from foreign suppliers could be materially adversely affected by foreign currency exchange rate fluctuations. As a result, our business and the price of our common stock may be affected by fluctuations in foreign exchange rates, which may have a significant impact on our results of operations and cash flows from period to period. Currently, we do not have any exchange rate hedging arrangements in place.

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

We depend on key employees and members of our management team, including our Chairman of the Board and Chief Executive Officer, Chief Financial Officer, and our Chief Legal Officer, in order to achieve our goals. We cannot assure you that we will be able to retain or attract such persons.

Our employment contracts with Michael W. DePasquale, our Chairman of the Board and Chief Executive Officer, Cecilia C. Welch, our Chief Financial Officer, and James D. Sullivan, our Chief Legal Officer, expire annually, and renew automatically for successive one year periods unless notice of non-renewal is provided by the Company. Although the contracts do not prevent them from resigning, they do contain confidentiality and non-compete clauses, which are intended to prevent them from working for a competitor within one year after leaving our Company. Our success depends on our ability to attract, train and retain employees with expertise in developing, marketing and selling software solutions. In order to successfully market our technology, we will need to retain additional engineering, technical support and marketing personnel. The market for such persons remains highly competitive and our limited financial resources will make it more difficult for us to recruit and retain qualified persons.

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

Third parties may claim that we are infringing on their intellectual property rights. We may violate the rights of others without our knowledge. We may expose ourselves to additional liability if we agree to indemnify our customers against third party infringement claims. While we know of no basis for any claims of this type, the existence of and ownership of intellectual property can be difficult to verify, and we have not made an exhaustive search of all patent filings. Additionally, most patent applications are kept confidential for twelve to eighteen months, or longer, and we would not be aware of potentially conflicting claims that they make. We may become subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternative technology or obtain other licenses. In addition, we may incur substantial expenses in defending against these third party infringement claims and be diverted from devoting time to our business and operational issues, regardless of the merits of any such claim.

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

We have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We currently require approximately $735,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation. During 2021, we generated approximately $5.1 million of revenue, which is below our average monthly requirements. If we are unable to generate sufficient revenue to cover operating expenses and fund our business plan, we will need to obtain additional third-party financing. We may, therefore, need to obtain additional financing through the issuance of debt or equity securities. We cannot assure you that we will be able to secure any such additional financing on terms acceptable to us or at all. If we cannot obtain such financing, we will not be able to execute our business plan, will be required to reduce operating expenses, and in the extreme case, discontinue operations.

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

We are subject to risks and uncertainties associated with the continued growth of our international operations, which may harm our business.

We have international operation, recently expanded our international operations when we acquired Swivel Secure Europe SA, and plan to continue expanding abroad. Accordingly, our business is subject to risks and uncertainties associated with doing business outside of the United States and could be adversely affected by a variety of factors, including:

●

multiple, conflicting and changing laws and regulations such as privacy, security, and data use regulations, tax laws, export and import restrictions, economic and trade sanctions and embargoes, employment laws, anticorruption laws, regulatory requirements, reimbursement or payer regimes and other governmental approvals, permits and licenses;

●	failure by us, our collaborators or our distributors to obtain regulatory clearance, authorization or approval for the use of our product candidates in various countries;
●	additional potentially relevant third-party patent rights;
●	complexities and difficulties in obtaining intellectual property protection and enforcing our intellectual property;
●	difficulties in staffing and managing foreign operations;
●

financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our product candidates and exposure to foreign currency exchange rate fluctuations;

●	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;
●

regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act (FCPA), its books and records provisions, or its anti-bribery provisions, or laws similar to the FCPA in other jurisdictions in which we may now or in the future operate; and

●	anti-bribery requirements of several Member States in the European Union and other countries that may change and require disclosure of information to which U.S. legal privilege may not extend.

Any of these factors could significantly harm our business, operating results, financial condition or prospects.

The outbreak of COVID-19 has and may continue to have a negative impact on our business, sales, results of operations and financial condition.

The global outbreak of COVID-19 has led to severe disruptions in general economic activities, particularly retail operations and travel, as businesses and federal, state, and local governments take increasingly broad actions to mitigate this public health crisis. Individually and collectively, the consequences of the COVID-19 outbreak have and could continue to have a material adverse effect on our business, sales, results of operations and financial condition.  Although our employees have been accustomed to working remotely prior to the COVID-19 pandemic, the uncertainty has extended sales cycles, extended payment terms, impacted access to inventory overseas, and delayed the start of planned deployments.

The extent to which the COVID-19 outbreak ultimately impacts our business, sales, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of new variants, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

We have taken measures to minimize the health risks of COVID-19 to our employees, as their safety and well-being are a top priority. Our U.S. employees are working from both the office and remotely. The extent to which COVID-19 impacts our business, sales and results of operations will depend on future developments, which are highly uncertain and cannot be predicted.

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

Our failure to maintain appropriate environmental, social, and governance ("ESG") practices and disclosures could result in reputational harm, a loss of customer and investor confidence, and adverse business and financial results.

There is an increasing focus from certain investors, employees, customers and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance matters (“ESG”). Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to corporate responsibility are inadequate. The growing investor demand for measurement of non-financial performance is addressed by third-party providers of sustainability assessment and ratings on companies. The criteria by which our corporate responsibility practices are assessed may change due to the constant evolution of the sustainability landscape, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies and/or actions with respect to corporate social responsibility are inadequate. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies.

Furthermore, if our competitors’ corporate social responsibility performance is perceived to be better than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, employees and other stakeholders or our initiatives are not executed as planned, our reputation and business, operating results and financial condition could be adversely impacted.

Russia’s recent military intervention in Ukraine and the international community’s response have created substantial political and economic disruption, uncertainty, and risk.

Russia’s military intervention in Ukraine in late February 2022, Ukraine’s widespread resistance, and the NATO led and United States coordinated economic, financial, communications, and other sanctions imposed by other countries have created significant political and economic world uncertainty. There is significant risk of expanded military confrontation between Russia and other countries.  It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof, as well as any counter measures or retaliatory actions by Russia in response. At a minimum, the continuing conflict is likely to cause regional instability, geopolitical shifts and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy, which could materially adversely affect our financial condition or results of operations.  Current and likely additional international sanctions against Russia may contribute to higher costs, particularly for petroleum-based products.  These and related actions, responses, and consequences that cannot now be predicted or controlled may contribute to world-wide economic reversals.

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

As of the date of this report, approximately 4,902,000 shares of our common stock were reserved for issuance upon exercise or conversion of outstanding stock options and warrants. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders.

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

The trading price of our shares has from time to time fluctuated widely and in the future may be subject to similar fluctuations. The trading price may be affected by a number of factors including the risk factors set forth in this Annual Report on Form 10-K as well as our operating results, financial condition, announcements of innovations or new products by us or our competitors, general conditions in the biometrics and access control industries, and other events or factors. We cannot assure you that any of the broker-dealers that currently make a market in our common stock will continue to serve as market makers or have the financial capability to stabilize or support our common stock. A reduction in the number of market makers or the financial capability of any of these market makers could also result in a decrease in the trading volume of and price of our shares. In recent years broad stock market indices, in general, and the securities of technology companies, in particular, have experienced substantial price fluctuations. Such broad market fluctuations may adversely affect the future-trading price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

We do not own any real estate. We conduct operations from leased premises in Eagan, Minnesota (5,544 square feet), Bedford, New Hampshire (3,364 square feet), and Wall, New Jersey (4,517 square feet). Internationally, we conduct operations from leased premises in Tsuen Wan, Hong Kong (1,098 square feet), in Jiangmen, China (3,267 square feet) and in Madrid, Spain (459 square feet). Our Eagan, Minnesota and Bedford, New Hampshire offices provide research and development, and customer support, for BIO-key software and PistolStar software, respectively. Our Wall, New Jersey location serves as our corporate headquarters. Our Hong Kong location is a small warehouse for finished goods as well as administrative and sales support. Our Jiangmen, China facility provides our hardware research and development, contract manufacturing and warehousing of raw materials, work-in-process, and finished goods. Our Madrid, Spain office serves as our sales organization for Europe, the Middle East, and parts Africa.

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

Holders

As of March 29, 2022, the number of stockholders of record of our common stock was 126.

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

Unregistered Sales of Equity Securities

There were no unregistered sales of the Company’s equity securities during 2021 that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Rule 10b-18 Transactions

None.

ITEM 6. RESERVED

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help you understand our Company. This discussion is provided as a supplement to and should be read in conjunction with our consolidated financial statements for the years ended December 31, 2021 and 2020 and the accompanying notes included elsewhere in this Report.

Effective November 20, 2020, we implemented a reverse stock split of our outstanding common stock at a ratio of 1-for-8. All share figures are reflected on a post-split basis.

Overview

We are a leading identity access management (IAM) platform provider for the enterprise and large-scale customer and civil ID solutions.  Built to leverage BIO-key’s world-class biometric core platform among 16 other strong authentication factors, BIO-key PortalGuard and hosted PortalGuard IDaaS are platforms that enable our customers to securely and easily assure that only the right people can access the right systems.  PortalGuard goes beyond traditional multifactor authentication (MFA) solutions by addressing sizeable gaps, such as allowing roving users to biometrically authenticate at any workstation without using their phones or tokens, eliminating unauthorized account delegation, detecting duplicate users, and accommodating in-person identification.

Millions of people use BIO-key every day to securely access a variety of cloud, mobile and web applications, on-premise and cloud-based servers from all of their devices. Employees, contractors, students and faculty sign in through PortalGuard to seamlessly and securely access the applications they need to do their important work, without relying on personal phone use or per-user tokens. Organizations use our platform to securely collaborate with their supply chain and partners, and to provide their customers with flexible, resilient user experiences online or in-person.

Large-scale customer and civil ID customers use our scalable biometric management platform and FBI-certified scanner hardware to manage enrollment, de-duplication and authentication for millions of users. One large bank has enrolled and identifies over 19 million of their customers in branches on a daily basis.

We sell our branded biometric and FIDO authentication hardware as accessories to our IAM platforms, so that customers can have a single vendor providing all components of their IAM solution. We do not mandate the use of BIO-key hardware with our software and services. Our NIST-certified fingerprint biometric platform is unique in that it supports interoperable mixing and matching combinations of different manufactures’ fingerprint scanners in a deployment, so that the right scanner can be selected for the right use case, without mandating the user of a particular scanner.

Security-conscious software developers leverage our platform APIs and federation interfaces to securely and efficiently embed biometric and MFA identity capabilities into their software.   Our approach to IDaaS allows our customers to efficiently scale their security and identity infrastructures to protect both internal cloud workforce- and external customer-facing applications.

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

Strategic Outlook

Historically, our largest market has been access control within highly regulated industries such as government, financial services, and healthcare.  In 2019 we became the go-to biometric authentication provider for board of election offices which continue to deploy our hardware and software to secure internal access to the voter registration database. We have and expect to continue  to extend this footprint in 2022 and beyond.

In 2020, we announced that we had secured two contracts with our partner Technology Transfer Institute. The contracts are for large-scale identification projects in Africa and Nigeria. Under the first contract, we will provide biometric authentication to support the infrastructure of a new e-commerce project developed with the expectation to generate more than one million jobs in Nigeria. The second contract provides for BIO-key hardware and software to be used by a leading African telecommunications company to secure internal access to customer data. Currently Africa and the surrounding regions are receiving government funding to expand the use of biometric authentication solutions to help establish trustworthy government programs and reduce fraud. We received our first purchase order related to these contracts in the fourth quarter of 2020 which we shipped in the first quarter of 2021. The COVID-19 pandemic has and may continue to delay the rollout of these programs.

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

Our primary sales strategies are focused on (i) increased marketing efforts into the IAM market, (ii) dedicated pursuit of large-scale identification projects across the globe and (iii) growing our channel alliance program which we have grown to more than one hundred and fifty participants and continues to generate incremental revenues.

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

Recent Developments

As discussed under “Item 1A. Risk Factors” given the uncertainty of the duration and severity of the current COVID-19 pandemic and the conflict between Ukraine and Russia and their effects on our business operations, sales cycles, personnel, and the geographic markets in which we operate, and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature, the related financial impact cannot be reasonably estimated at this time.

The complications caused by COVID-19 has forced organizations to quickly adapt to a work from home remote business model. This increases the risk of unauthorized users, phishing attacks, and hackers who are eager to take advantage of the challenges of securing remote workers. We believe that biometrics should continue to play a key role in remote user authentication.

On March 8, 2022, we expanded our sales and support operation into Europe, Africa and the Middle East (“EMEA”) by acquiring Swivel Secure Europe, SA for up to $2.25 million. Swivel Secure Europe is a Madrid, Spain based provider of IAM solutions serving  over 300 customers through a network of  channel partners throughout EMEA. Swivel Secure the exclusive distributer of AuthControl Sentry, AuthControl Enterprise and AuthControl MSP product line in Europe, Middle East, and Africa, excluding the United Kingdom. Swivel Secure maintains a direct sales force with offices in Madrid, Spain and Lisbon, Portugal. There can be no assurance that we will be able to manage Swivel Secure Europe, SA’s business or successfully integrate the business with our historic operations without substantial costs, delays or other operational or financial problems.

RESULTS OF OPERATIONS

Consolidated Results of Operations

Two Year % trend

	Years ended December 31,
	2021	2020
Revenues
Services	25%	50%
License fees	50%	34%
Hardware	25%	16%
	100%	100%
Costs and other expenses
Cost of services	13%	18%
Cost of license fees	4%	2%
Cost of hardware	16%	9%
	33%	29%
Gross Profit	67%	71%

Operating expenses
Selling, general and administrative	118%	206%
Research, development and engineering	46%	49%
Total operating expenses	164%	255%
Operating loss	-97%	-184%

Other income (expense)
Total other income (expense)	-2%	-158%
Net loss	-99%	-342%

Revenues and Costs and other expenses

			2021 - 2020
	2021	2020	$ Chg	% Chg

Revenues
Services	$1,273,354	$1,432,228	$(158,874)	-11%
License fees	2,555,809	962,038	1,593,771	166%
Hardware	1,285,326	442,516	842,810	190%
Total Revenue	$5,114,489	$2,836,782	$2,277,707	80%

Costs and other expenses
Services	$686,175	$502,214	$183,961	37%
License fees	183,199	49,891	133,308	267%
Hardware	803,555	242,721	560,834	231%
Total Costs and other expenses	$1,672,929	$794,826	$878,103	117%

Revenues

Revenue increased $2,277,707 or 80% to $5,114,489 in 2021 as compared to $2,836,782 in 2020 due to the factors stated below.

For the years ended December 31, 2021, and 2020, service revenues included approximately $1,100,000 and $1,383,000, respectively, of recurring maintenance and support revenue, and approximately $173,000 and $49,000, respectively, of non-recurring custom services revenue.  Recurring service revenue decreased 20% from 2020 to 2021  due largely to the decreased maintenance as PistolStar acquired customer maintenance agreements expired by June 30, 2021. Non-recurring custom services increased 252% due to increased new customer installations and conversion to the cloud platform. As our customer base continues to grow, we expect the service revenue to increase in future periods.

For the years ended December 31, 2021 and 2020, license revenue increased approximately $1,594,000 or 166% to $2,555,809, due primarily to  new customer orders and cloud conversion customers, in addition to existing recurring revenue contracts.

Hardware sales increased by approximately $843,000, or 190%, to $1,285,326 in 2021 from $442,516 in 2020. The increase was attributable largely to sales in Nigeria for an international government agency during the first quarter of 2021.

Costs of goods sold

For the year ended December 31, 2021, cost of service increased approximately 37% to $686,175, due to the increased revenue and the direct support for the PortalGuard installations.

License costs for the year ended December 31, 2021 increased $133,308, or approximately 267%, to $183,199 related to increased license revenue and the resale of associated third party software.

Hardware costs for the year ended December 31, 2021 increased $560,834, or approximately 231%, to $803,555. The increase was associated with the increased hardware sales and hardware mix.

Selling, general and administrative

		2021 - 2020
2021	2020	$ Chg	% Chg

$6,028,360	$5,848,687	$179,673	3%

Selling, general and administrative costs for year ended December 31, 2021 were $6,028,360 representing 3% increase from 2020. The increase included higher administrative personnel expenses, marketing expenses, Delaware franchise taxes, and bad debt expense related to the reserve on the note receivable of $100,000 and an allowance for doubtful accounts of $200,000. These were  offset by lower factoring fees, contract and temporary labor, non-cash compensation, the absence of one-time expenses incurred in 2020 for integration costs incurred in connection the acquisition of Pistol Star, as well as accounting and legal fees.

Research, development and engineering

		2021 - 2020
2021	2020	$ Chg	% Chg

$2,355,056	$1,396,436	$958,620	69%

For the year ended December 31, 2021, research, development and engineering costs were $2,355,056 representing a 69% increase over 2020. Included in the increase were personnel costs associated with PistolStar, new hires and recruiting fees, increased professional fees, and increased amortization of intangible assets acquired from PistolStar. These amounts were offset by a decrease and non-cash compensation.

Other income (expense)

			2021 - 2020
	2021	2020	$ Chg	% Chg

Interest income	4,075	30,649	(26,574)	-87%
Foreign currency loss	(50,000)	-	50,000	N/A
Investment-debt security reserve	(60,000)	-	60,000	N/A
Government grant – Paycheck Protection Program	-	340,819	(340,819)	-100%
Interest expense	(18,000)	(4,343,212)	4,325,212	-100%
Loss of extinguishment of debt	-	(499,076)	499,076	-100%
	$(123,925)	$(4,470,820)	$4,346,895	-97%

Other expense for 2021 consisted of interest expense from the amortization of debt discounts of $18,000, a reserve on the investment-debt security as adjustment for collections of such security of $60,000, and a foreign currency adjustment to an accounts receivable invoice of $50,000, offset by interest income of $4,075. Interest expense for 2020 related to the amortization of debt discounts and debt issuance costs relating to convertible notes of approximately $3,574,000, as well as the amortization of a beneficial conversion feature of approximately $641,000. Also included in other income (expense) for 2020 was a loss on the extinguishment of a convertible note in the approximate amount of $500,000 resulting from the issuance of an amended and restated convertible note, for which the issuer did not grant a concession. These amounts were partially offset by amounts received under the Payment Protection Program (the “Program”) the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration of approximately $341,000 and interest income of approximately $31,000.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities overview

Net cash used for operations during the year ended December 31, 2021 was approximately $8,942,000. Items of note included:

●	Net positive cash flows related to non-cash expenses of approximately $1,367,000.
●

Net negative cash flows related to changes in accounts receivable, prepayments, inventory, accruals, lease liabilities, and deferred revenue in the aggregate amount of approximately $5,601,000 and our net loss for the period.

Investing activities overview

Approximately $42,000 was used for investing in capital expenditures during the year ended December 31, 2021.

Financing activities overview

Approximately $219,000 was used in financing activities during the year ended December 31, 2021 consisting of repayment of notes payable, and costs associated with the issuance of our securities, net of proceeds from common stock sold to employees under the Company's employee stock purchase plan.

Sources of Liquidity

Since our inception, our capital needs have been principally met through proceeds from the sale of equity and debt securities. We expect capital expenditures to be less than $100,000 during the next twelve months.

The following sets forth our primary sources of capital during the previous two years:

We entered into an accounts receivable factoring arrangement with a financial institution (the “Factor”) which has been extended to October 31, 2022 and may be discontinued at that time. Pursuant to the terms of the arrangement, from time to time, we sell to the Factor a minimum of $150,000 per quarter of certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 35% of the foreign and 75% of the domestic accounts receivable balance to us (the “Advance Amount”), with the remaining balance, less fees, forwarded to us once the Factor collects the full accounts receivable balance from the customer. In addition, from time to time, we receive over advances from the Factor. Factoring fees range from 2.75% to 15% of the face value of the invoice factored and are determined by the number of days required for collection of the invoice. We expect to continue to use this factoring arrangement periodically to assist with our general working capital requirements due to contractual requirements.

On April 20, 2020, we entered into a Paycheck Protection Program Term Note (the “SVB Note”) with Silicon Valley Bank (“SVB”) pursuant to the Program. We received total proceeds of approximately $341,000 which was used in accordance with the requirements of the CARES Act. The full amount of the SVB Note was forgiven.

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

Liquidity Outlook

At December 31, 2021, our total cash and cash equivalents were approximately $7,800,000, as compared to $16,993,096 at December 31, 2020.  At December 31, 2021, we had working capital of approximately $12,013,000.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We currently require approximately $735,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation.  During 2021, we generated approximately $5,114,000 of revenue, which is below our average monthly requirements. We expect that Swivel Secure Europe will generate positive cash flow in 2022. If we are unable to generate sufficient revenue to fund current operations and execute our business plan, we may need to obtain additional third-party financing. As of the date of this report, we do not expect that we will need to obtain additional financing during the next twelve months.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or, are in the opinion of management reasonably likely to have, a current or future effect on our financial condition or results of operations.

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

See financial statements appearing at pages 37-64 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information about each director and executive officer of the Company.

NAME	AGE	POSITIONS HELD
Michael W. DePasquale	67	Chairman of the Board of Directors and Chief Executive Officer
Thomas E. Bush, III (a)* (c)	69	Director
Robert J. Michel (a) (b)*	65	Director
Thomas Gilley (c)*	62	Director
Wong Kwok Fong (Kelvin)	58	Director and Vice-Chairman of the Board of Directors
Pieter Knook (b)	61	Director
Emmanual Alia (Manny) (b)	54	Director
Cecilia C. Welch	62	Chief Financial Officer
Mira K. LaCous	59	Chief Technology Officer
James D. Sullivan	54	Vice President of Strategy and Compliance, Chief Legal Officer

(a)	Compensation Committee Member

(b)	Audit Committee Member

(c)	Nominating Committee Member

*	Indicates chair of committee

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

Robert J. Michel has served as a Director of the Company since April 10, 2017. He has over 30 years of accounting and financial management experience. Since September, 2018, he has served as the Chief Financial Officer of Daxor Corporation (Nasdaq: DXR), a medical device manufacturing company specializing in blood volume analysis. Prior to Daxor, from November, 2017 until September 2018, Mr. Michel served as the CFO of Roadway Moving, Inc., a transportation, moving and storage company located in New York City. Immediately prior to Roadway Moving, Inc., Mr. Michel served as a consultant with Feuer & Orlando, LLP, a New York City based CPA firm, from May, 2016 until November 2017. From 2009 until March, 2016, Mr. Michel was the Chief Financial Officer of Asta Funding, Inc. (Nasdaq: ASFI), a diversified financial services company where he was responsible for all financial matters and SEC reporting. From 2004 until 2009, Mr. Michel served as the Controller and the Director of Financial Reporting and Compliance for Asta Funding. Mr. Michel is a certified public accountant, earned a MBA in Taxation from St. John’s University, and a BS in Business Administration from Villanova University. Mr. Michel gained his public accounting experience at PricewaterhouseCoopers in New York.  We believe Mr. Michel’s qualifications to sit on the board of directors include his substantial experience in accounting and financial management for public companies which provide the board with a deep knowledge of financial and SEC reporting and strengthen the board’s collective qualifications, skills, and experience.

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

Wong Kwok Fong (Kelvin) has served as a Director of the Company since December 4, 2015, as Managing Director of our Hong Kong Subsidiary since August 2016, and as Vice-Chairman of the Board of Directors since March 2019. He is the co-founder of China Goldjoy Group (previously World Wide Touch Technology Holdings Limited), a company listed on The Stock Exchange of Hong Kong. From 1997 until August, 2015, Mr. Wong served as the Chairman of China Goldjoy Group and served as its Chief Technology Officer through October 2016. During this time, Kelvin played a significant role in the substantial growth of the business. Kelvin brings over 20 years of senior management experience in manufacturing, supply chain, and marketing functions in the electronics and technology industries, including establishing manufacturing plants in Hong Kong and China, and building an extensive network in the electronics and technology industries. We believe Kelvin’s qualifications to sit on the board of directors include his substantial experience in the technology industry, including biometrics and payment systems, and serving the Asian markets, which broaden and strengthen the board’s collective qualifications, skills, and experience.

Pieter Knook, has served as a Director of the Company since May 2, 2016. Mr. Knook has over 30 years of experience in mobility and software technology in Europe, Asia and the United States. Since 2010, Mr. Knook has served on the boards of a number of private equity backed and publicly traded early stage technology companies, including Altitude Angel in Reading, the London Internet Exchange, BroadHorizon in the Netherlands and Telenor in Norway. Mr. Knook served as the Director of Internet Services at Vodafone Group in London from March 2008 through October 2010. Prior to joining Vodafone, Mr. Knook spent 18 years at Microsoft. As President of Microsoft Asia from 1997 to 2001, Mr. Knook led the company’s efforts in opening and expanding Asian markets. He subsequently served as Senior Vice President of Microsoft’s mobile communication business from 2001 through 2008. We believe Mr. Knook’s qualifications to sit on the board of directors include his extensive technology industry experience, which further broaden and strengthen the board’s collective qualifications, skills, and experience.

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

Non-director Executive Officers

Cecilia C. Welch has served as the Chief Financial Officer of the Company since December 21, 2009. Ms. Welch joined the Company in 2007 as Corporate Controller. Prior to joining the Company, from January 2006 to December 2006, she was the Controller for Savaje Technologies (acquired by Sun Microsystems), a developer of advanced mobile telephone software. From October 2004 to January 2006, she was Controller for Crystal Systems, a manufacturer of sapphire crystals used for industrial, semiconductor, defense, and medical applications. From December 1988 to July 2004, she was the Controller for ATN Microwave (acquired by Agilent Technologies), a manufacturer of automated test equipment. Ms. Welch has a Bachelor’s degree in Accounting from Franklin Pierce University.

Mira K. LaCous has served as Chief Technology Officer of the Company since March 13, 2014. Prior to her appointment as Chief Technology Officer, she served as Senior Vice President of Technology & Development since 2012, and as our Vice President of Technology and Development since 2000. Ms. LaCous has over 35 years of product/project management, solution architecture, software development, team leadership and customer relations experience, with a background that includes successfully bringing numerous innovative products and technologies to market, including automated voice response systems, automated building control systems, software piracy protection, internet training materials and testing, page layout and design software, image scanning software and systems, biometric security systems, automated national ID systems using biometrics, and biometric algorithms.  Ms. LaCous has been a speaker at multiple events/conferences and has worked with teams around the globe bringing biometric technology deployments to life.  Ms. LaCous is the author of eight (8) US patented technologies, multiple international patents and lead the engineering team in developing other patents and inventive technologies.  Ms. LaCous has a Bachelor’s in Computer Science, with mathematics and physics from North Dakota State University.

James D. Sullivan has served as BIO-key’s Senior Vice President of Strategy and Compliance and BIO-key’s Chief Legal Officer since February 2020, as Senior Vice President of Strategy and Business Development from April 2012 through December 2018, and the dual role as Senior Vice President of Global Sales from August 2015 through December of 2016. Mr. Sullivan is a recognized expert in biometric authentication, cyberlaw and privacy for consumer and mobile applications. During over 18 years with the Company, Mr. Sullivan has directly worked with dozens of the Company’s customers, including AT&T, Israel Defense Forces, LexisNexis, NCR and Omnicell, as well as large-scale biometric-centered identity management projects that interface daily with millions of corporate and consumer users. Mr. Sullivan earned a Juris Doctor cum laude from Georgia State University College of Law, is a member of the Georgia Bar, and enrolled to practice before the IRS. Mr. Sullivan has an undergraduate degree in Computer Science from Brown University and has over 25 years of experience in IT projects and implementation, including directly working with security and identity management solutions at the Company, Computer Associates, Platinum Technology, and Memco Software.

Committees of the Board of Directors

Audit Committee

Our audit committee is comprised of Robert J. Michel (Chair), Pieter Knook, and Emmanual Alia, all of whom meet the independence standards for purposes of serving on an audit committee established by NASDAQ and under the Exchange Act. Our audit committee (i) assists the board of directors in its oversight of the integrity of our financial statements, compliance with legal and regulatory requirements, and corporate policies and controls, (ii) has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm, and (iii) is responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to our audit committee. Our board of directors has determined that Robert J. Michel qualifies as an “audit committee financial expert,” as such term is defined in Item 407 of Regulation S-K.

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

Delinquent Section 16(a) Reports

Reports of all transactions in our common stock by officers, directors and ten percent (10%) stockholders are required to be filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on our review of copies of the reports received, or representations of such reporting persons, we believe that during the year ended December 31, 2021, all Section 16(a) filing requirements applicable to our officers, directors and ten percent (10%) stockholders were satisfied in a timely fashion, except for one late Form 4 filing by Mr. Sullivan reporting an open market purchase.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation paid to or accrued by our chief executive officer and the two most highly compensated executive officers other than our chief executive officer, for the fiscal years ended December 31, 2021 and 2020:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)		Total ($)

Michael W. DePasquale	2021	275,000	-	-	1,944		276,944
Chief Executive Officer	2020	275,000	50,000	21,450	2,219		348,669

Mira K. LaCous	2021	216,333	-	-	3,092		219,425
Chief Technology Officer	2020	213,000	-	21,450	2,493		236,943

James Sullivan	2021	225,000	-	-	10,241	(3)	235,241
Chief Legal Officer	2020	150,000	35,000	21,450	137,238	(4)	343,688

(1)

The aggregate grant date fair value of the restricted shares is calculated by the multiplying the quantity of shares issued by the closing trading price of the shares on the date of issuance calculated under FASB ASC 718.

(2)	Consists of life insurance premiums paid by the Company except as otherwise noted.
(3) (4)	Consists of $8,987 of sales commissions and $1,254 of life insurance premiums paid by the Company. Consists of $135,383 of sales commissions and $1,855 of life insurance premiums paid by the Company.

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

In setting cash compensation levels, we favor a balance in which base salaries are generally targeted at slightly below the peer average and a bonus opportunity that is targeted at slightly above the average. The base salary of our CEO has not been increased since 2018. Effective January 1, 2021, we increased the base salary of Mr. Sullivan to $225,000 to compensate for the fact that in connection with his promotion to Chief Legal Officer, he would be limited to sales commissions on only three of his existing long term accounts.

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

We also include an equity component as part of our compensation package because we believe that equity-based compensation aligns the long-term interests of our named executive officers with those of stockholders. In August 2020, we issued 4,125 shares of restricted stock to Mr. DePasquale, Mr. Sullivan, and Ms. LaCous. These shares vest in equal annual installments over a three-year period from the date of grant. We did not issue any stock options or restricted shares to our named executive officers in 2021.

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

On April 5, 2017, we entered into an employment agreement with James Sullivan. The agreement automatically renews for subsequent one-year terms, unless terminated by the Company upon at least two months prior written notice which is treated as termination without cause. Since 2021, Mr. Sullivan’s annual base salary has been $225,000, subject to adjustment by the compensation committee. The agreement contains standard and customary confidentiality, technical invention provisions as well as non-competition and non-solicitation covenants which prohibit Mr. Sullivan from doing business with any current or prospective customer of the Company or engaging in any business competitive with that of the Company during the term or his employment and for the one-year period thereafter. The agreement also contains a number of termination provisions as described under the caption “Termination Agreements” below.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

DECEMBER 31, 2021

The following table sets forth for each named executive officer, information regarding outstanding equity awards as at December 31, 2021. The option awards and per share amounts for all periods reflect our 1-for-8 reverse stock split, which was effective November 20, 2020.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)(1)

Michael W. DePasquale	2,605			17.27	8/13/2022	2,750	6,078
	31,250			21.20	3/16/2024
	4,167			15.68	3/23/2025
	2,778	1,389	(2)	9.44	3/21/2026

Mira LaCous	1,042			17.27	8/13/2022	2,750	6,078
	12,500			21.20	3/16/2024
	1,563			15.68	3/23/2025
	1,042	521	(2)	9.44	3/21/2026

James Sullivan	2,084			17.27	8/13/2022	2,750	6,078
	12,500			21.20	3/16/2024
	3,125			15.68	3/23/2025
	2,084	1,041	(2)	9.44	3/21/2026

(1)	Calculated based on the closing market price of the Company’s common stock on December 31, 2021 of $2.21 per share.
(2)	The options vest equally in three annual installments commencing March 21, 2020.

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

DIRECTOR COMPENSATION FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2021

The following table sets forth for each director, information regarding their compensation for the year ended December 31, 2021:

Name (1)	Stock Awards ($) (2)	Total ($)
Thomas E. Bush, III (3)	4,505	4,505
Thomas Gilley (3)	3,505	3,505
Pieter Knook (4)	6,009	6,009
Robert J Michel (4)	6,009	6,009
Emmanual Alia (5)	5,508	5,508

(1)	Mr. DePasquale and Kelvin Wong have been omitted from the above table because they do not receive any additional compensation for serving on our Board of Directors.
(2)	The aggregate fair value of the common stock issued was calculated based on the closing price of our common stock on the date of issuance in accordance with FASB ASC 718.
(3)	At December 31, 2021, Messrs. Bush and Gilley each held options to purchase 2,325 shares of common stock.
(4)	At December 31, 2021, Messrs. Knook and Michel each held options to purchase 2,064 shares of common stock.
(5)	At December 31, 2021, Mr. Alia held options to purchase 313 shares of common stock.

Narrative Disclosure to Director Compensation Table

During 2021, we had a policy to pay to each non-employee director $3,000 per board meeting, $1,000 per telephonic board meeting, and $500 per board committee meeting attended. Fees for attendance at regular quarterly board meetings held during the first three quarters of each fiscal year are paid through the issuance of common stock and payments for the last meeting of the year are paid in cash or, at the option of the director, in shares of common stock. All of our directors elected to receive payment in common stock for the last board meeting in 2021. We recently revised our policy regarding non-employee director fees to provide for payment of $3,000 per board meeting and $1,000 per board committee meeting attended payable in the manner described above. All directors will be indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law. We reimburse each of our non-employee directors for their reasonable expenses incurred in connection with attending meetings of the board of directors and related committees.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 29, 2022, information with respect to the securities holdings of all persons that we, pursuant to filings with the SEC and our stock transfer records, have reason to believe may be deemed the beneficial owner of more than 5% of our common stock. The following table also sets forth, as of such date, the beneficial ownership of our common stock by all of our current officers and directors, both individually and as a group.

The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, include all shares of our common stock that may be acquired by such beneficial owners within 60 days of March 29, 2022 upon the exercise or conversion of any options, warrants or other convertible securities. This table has been prepared based on 8,405,209 shares of common stock outstanding on March 28, 2022.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percentage of Class

Michael W. DePasquale	103,258	(2)	1.2%
Cecilia Welch	56,626	(3)	*
Mira LaCous	30,272	(4)	*
James Sullivan	79,293	(5)	*
Thomas Gilley	13,283	(6)	*
Robert J. Michel	14,110	(7)	*
Thomas E. Bush, III	13,591	(8)	*
Pieter Knook	13,122	(9)	*
Emmanual Alia	8,793	(10)	*
Wong Kwok Fong (Kelvin)	583,659	(11)	6.9%
All officers and directors as a group ten (10) persons	916,007		10.9%

Lind Global Micro Fund, LP	833,125	(12)	9.9%

*	Less than 1%
(1)	Unless otherwise indicated, the address of each person listed below is c/o BIO-key International, Inc., 3349 Highway 138, Building A, Suite E, Wall, NJ 07719.
(2)

Includes 40,800 shares issuable on exercise of options and 39,125 shares of restricted stock of which 37,750 remain subject to vesting. Does not include 1,389 shares issuable upon exercise of options subject to vesting.

(3)

Includes 22,501 of shares issuable upon exercise of options and 34,125 shares of restricted stock of which 32,750 remain subject to vesting. Does not include 1,041 shares issuable upon exercise of options subject to vesting.

(4)

Includes 16,147 of shares issuable upon exercise of options and 11,625 shares of restricted stock of which 10,250 remain subject to vesting. Does not include 521 shares issuable upon exercise of options subject to vesting.

(5)

Includes 19,793 of shares issuable on exercise of options and 34,125 shares of restricted stock of which 32,750 remain subject to vesting. Does not include 1,041 shares issuable upon exercise of options subject to vesting.

(6)

Includes 2,013 of shares issuable on exercise of options and 5,000 shares of restricted stock which  remain subject to vesting. Does not include 312 shares issuable upon exercise of options subject to vesting.

(7)

Includes 1,752 of shares issuable on exercise of options and 5,000 shares of restricted stock which  remain subject to vesting. Does not include 312 shares issuable upon exercise of options subject to vesting.

(8)

Includes 2,013 of shares issuable on exercise of options and 5,000 shares of restricted stock which remain subject to vesting. Does not include 312 shares issuable upon exercise of options subject to vesting.

(9)

Includes 1,752 of shares issuable on exercise of options and 5,000 shares of restricted stock which 5, remain subject to vesting. Does not include 312 shares issuable upon exercise of options subject to vesting.

(10)

Includes 105 of shares issuable on exercise of options and 5,000 shares of restricted stock  which  remain subject to vesting. Does not include 208 shares issuable upon exercise of options subject to vesting.

(11)

Includes 25,695 of shares issuable on exercise of options and 9,125 shares of restricted stock of which 7,750 remain subject to vesting. Does not include 1,389 shares issuable upon exercise of options subject to vesting.The address of Kelvin is Flat C, 27/F, Block 5, Grand Pacific Views, Siu Lam, Hong Kong N7.

(12)	Consists of shares issuable upon exercise of warrants. The address of Lind Global Capital Micro Fund, LP is 444 Madison Ave, Floor 41, New York, NY 10022

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, as of December 31, 2021, information with respect to securities authorized for issuance under equity compensation plans. The shares and per share amounts reflect BIO-key’s 1-for-8 reverse stock split, which was effective November 20, 2020.

On January 27, 2016, the stockholders approved the 2015 Equity Incentive Plan, which was amended on June 13, 2019 by vote of stockholders, and amended and restated by vote of stockholders on June 18, 2021 (as amended and restated, the “2015 Plan”). The 2015 Plan reserves 789,000 shares of common stock for issuance of options, restricted stock, and other equity based awards to employees, officers, directors, and consultants of the Company. Options are issued at exercise prices which may not be below 100-110% of fair market value and have terms not to exceed ten years. Options issued under the 2015 Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, certain stock awards issued under this plan may be subject to additional acceleration of vesting as may be provided in the participants’ written agreement. The 2015 Plan expires in December 2025.

In addition to options issued under the 2015 Plan, we have issued options to purchase common stock to employees, officers, directors and consultants outside of the plan. As of December 31, 2021, there were outstanding non-plan options to purchase 121,653 shares of common stock. The terms of these outstanding options are substantially similar to the provisions of the 2015 Plan and options issued thereunder.  In the event of change in control, as defined, certain of the non-plan options outstanding vest immediately.

On June 18, 2021, the stockholders approved the 2021 Employee Stock Purchase Plan (“ESPP”). Under the terms of this plan, 789,000 shares of common stock are reserved for issuance and sale to employees and officers of the Company at a purchase price equal to 85% of the lower of the closing price of our common stock as reported on the Nasdaq Capital Market on the first day or the last day of the offering period. Eligible employees are granted an option to purchase shares of common stock funded by payroll deductions. The Board may suspend or terminate the plan at any time, otherwise the plan expires June 17, 2031.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	90,808	(1)(2)	11.01	1,391,260	(3)
Equity compensation plans not approved by security holders	121,653		$18.44	—
Total	212,461	(1)(2)	$16.65	1,391,260	(3)

(1)	Consists of shares of common stock issuable upon the exercise of options outstanding as of December 31, 2021 under the 2015 Plan.

(2)	Excludes employee stock purchase rights accruing under the ESPP.

(3)

Amount includes 621,744 shares of common stock available as of December 31, 2021 for future issuance under the 2015 Plan and 769,516 shares of common stock available as of December 31, 2021 for future issuance under the ESPP.

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

Sales Incentive Agreement with Technology Transfer Institute (“TTI”)

On March 25, 2020, we entered into a sales incentive agreement TTI. The agreement provides that for each $5,000,000 in revenue (up to a maximum of $20,000,000), TTI generates for the Company during the first year that generate net income (calculated under U.S. generally accepted accounting principles) of at least 20%, we will pay TTI a sales incentive fee of $500,000 payable by the issuance of 62,500 shares of common stock. In the event that TTI generates revenue for the Company in excess of $20,000,000 during first year, we will issue TTI a five-year warrant to purchase 12,500 shares of Common Stock at an exercise price of $12.00 per share for each $1,000,000 of revenue in excess of $20,000,000 (up to a maximum of $25,000,000). In no event will we be obligated to issue more than 250,000 shares of common stock or warrants to purchase more than 62,500 shares of common stock pursuant to this agreement. Emmanual Alia, a member of our board of directors, served as the Chief Executive Officer of TTI until August 12, 2020.

Director Independence

As required under the NASDAQ Marketplace Rules, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our board considered certain relationships between our directors and us when determining each director’s status as an “independent director” under Rule 5605(a)(2) of the NASDAQ Marketplace Rules. Based upon such definition and SEC regulations, we have determined that Robert Michel, Pieter Knook, Emmanual Alia, Thomas Bush, III, and Thomas Gilley are “independent” under NASDAQ standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows fees for professional services and quarterly audit fees billed to us by Rotenberg Meril Solomon Bertiger & Guttilla, P.C. (“RMSBG”) for the audit of our annual consolidated financial statements for the years ended December 31, 2021 and 2020:

	2021	2020

Audit Fees	$123,900	$151,584
Audit-Related Fees	9,795	76,925
Tax Fees	17,000	20,053

Total Fees	$150,695	$248,562

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

Audit Committee Pre-Approval Procedures

The audit committee of our board of directors consists of Robert J. Michel (Chairman), Pieter Knook, and Emmanual Alia. The audit committee approves the engagement of our independent auditors to render audit and non-audit services before they are engaged. All of the fees for 2021 and 2020 shown above were pre-approved by the audit committee.

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

PART IV

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)       The following documents are filed as part of this Report. Portions of Item 15 are submitted as separate sections of this Report:

(1) Financial statements filed as part of this Report:

Report of Independent Registered Public Accounting Firm (Rotenberg Meril Solomon Bertiger & Guttilla, P.C., Saddle Brook, NJ, PCAOB ID:361

Consolidated Balance Sheets as at December 31, 2021 and 2020

Consolidated Statements of Operations—Years ended December 31, 2021 and 2020

Consolidated Statements of Stockholders’ Equity (Deficit)—Years ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows—Years ended December 31, 2021 and 2020

Notes to Consolidated Financial Statements—December 31, 2021 and 2020

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
Wall, NJ

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BIO-key International, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

●	We selected a sample of contracts with customers and performed the following:
o	Obtained and read customer sales orders and/or sales invoices and other documents that are part of the agreement;
o	Tested management’s process for identifying distinct performance obligation(s) in the contract;
o	Tested the allocation between software revenue and maintenance revenue including testing any carve out of maintenance from subscription based software and maintenance sales.

The outcome of the audit procedures resulted in determining the amounts of revenue and the application of ASC 606 is reasonable.

/s/ ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

We have served as the Company's auditor since 2010.

Saddle Brook, New Jersey
March 31, 2022

BIO-key International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$7,754,046	$16,993,096
Accounts receivable, net	970,626	548,049
Due from factor	49,500	60,453
Note receivable, net of allowance	82,000	295,000
Inventory	4,940,660	330,947
Prepaid expenses and other	216,041	201,507
Investment – debt security	-	512,821
Total current assets	14,012,873	18,941,873
Resalable software license rights	48,752	58,882
Investment – debt security, net	452,821	-
Equipment and leasehold improvements, net	69,168	81,793
Capitalized contract costs, net	249,012	165,315
Deposits and other assets	8,712	8,712
Note receivable, net of allowance	113,000	-
Operating lease right-of-use assets	254,100	487,325
Intangible assets, net	1,298,077	1,514,146
Goodwill	1,262,526	1,262,526
Total non-current assets	3,756,168	3,578,699
TOTAL ASSETS	$17,769,041	$22,520,572

LIABILITIES
Accounts payable	$427,772	$244,158
Accrued liabilities	828,997	508,487
Note payable – PistolStar acquisition, net of debt discount	-	232,000
Deferred revenue - current	565,355	657,349
Operating lease liabilities, current portion	177,188	234,309
Total current liabilities	1,999,312	1,876,303
Deferred revenue, net of current portion	67,300	44,987
Operating lease liabilities, net of current portion	86,974	264,163
Total non-current liabilities	154,274	309,150
TOTAL LIABILITIES	2,153,586	2,185,453

Commitments

STOCKHOLDERS’ EQUITY
Common stock — authorized, 170,000,000 shares; issued and outstanding; 7,853,759 and 7,814,572 of $.0001 par value at December 31, 2021 and December 31, 2020, respectively	786	782
Additional paid-in capital	120,190,139	119,844,026
Accumulated deficit	(104,575,470)	(99,509,689)
TOTAL STOCKHOLDERS’ EQUITY	15,615,455	20,335,119
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,769,041	$22,520,572

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-8 reverse stock split, which was effective November 20, 2020.

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2021	2020

Revenues
Services	$1,273,354	$1,432,228
License fees	2,555,809	962,038
Hardware	1,285,326	442,516
Total revenues	5,114,489	2,836,782

Costs and other expenses
Cost of services	686,175	502,214
Cost of license fees	183,199	49,891
Cost of hardware	803,555	242,721
Total costs and other expenses	1,672,929	794,826
Gross Profit	3,441,560	2,041,956

Operating expenses
Selling, general and administrative	6,028,360	5,848,687
Research, development and engineering	2,355,056	1,396,436
Total operating expenses	8,383,416	7,245,123
Operating loss	(4,941,856)	(5,203,167)

Other income (expense)
Interest income	4,075	30,649
Foreign currency loss	(50,000)	-
Investment-debt security reserve	(60,000)	-
Government grant – Paycheck Protection Program	-	340,819
Interest expense	(18,000)	(4,343,212)
Loss on extinguishment of debt	-	(499,076)
Total other income (expense)	(123,925)	(4,470,820)
Net loss	(5,065,781)	(9,673,987)
Deemed dividend from trigger of anti-dilution provision feature	-	(112,686)
Net loss available to common stockholders	(5,065,781)	(9,786,673)

Basic and Diluted Loss per Common Share	$(0.65)	$(2.08)

Weighted Average Shares Outstanding:
Basic and Diluted	7,791,741	4,700,787

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-8 reverse stock split, which was effective November 20, 2020.

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2019	1,812,483	$182	$87,437,661	$(89,723,016)	$(2,285,173)
Issuance of common stock for directors’ fees	5,270	-	28,511	-	28,511
Issuance of common stock pursuant to securities purchase agreements	43,939	5	277,828	-	277,833
Issuance of common stock pursuant to public offering	4,264,313	426	22,173,999	-	22,174,425
Issuance of common stock pursuant to warrant exercises	918,538	92	5,602,503	-	5,602,595
Issuance of common stock for conversion of convertible note payable	728,654	73	3,788,927	-	3,789,000
Issuance of restricted common stock to employees	41,375	4	(4)	-	-
Warrants issued with convertible notes	-	-	1,388,339	-	1,388,339
Warrant issued for consulting fees	-	-	107,576	-	107,576
Legal and commitment fees	-	-	(2,371,223)	-	(2,371,223)
Beneficial conversion feature	-	-	641,215	-	641,215
Deemed dividends related to down-round features	-	-	112,686	(112,686)	-
Share-based compensation	-	-	656,008	-	656,008
Net loss	-	-	-	(9,673,987)	(9,673,987)
Balance as of December, 2020	7,814,572	$782	$119,844,026	$(99,509,689)	$20,335,119
Issuance of common stock for directors’ fees	7,828	1	25,535	-	25,536
Issuance of restricted common stock to employees	13,125	1	(1)	-	-
Forfeiture of restricted stock	(1,250)	-	-	-	-
Legal fees	-	-	(5,228)	-	(5,228)
Issuance of common stock for Employee stock purchase plan	19,484	2	36,628	-	36,630
Share based compensation for employee stock purchase plan	-	-	10,680	-	10,680
Share-based compensation	-	-	278,499	-	278,499
Net loss	-	-	-	(5,065,781)	(5,065,781)
Balance as of December, 2021	7,853,759	$786	$120,190,139	$(104,575,470)	$15,615,455

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-8 reverse stock split, which was effective November 20, 2020.

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2021	2020

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(5,065,781)	$(9,673,987)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation	54,649	85,751
Amortization of intangible assets and write-off	216,069	120,240
Amortization of resalable software license rights	10,130	-
Loss on foreign currency	50,000	-
Reserve for investment security	60,000	-
Allowance for note receivable	100,000	-
Allowance for doubtful account	200,000	-
Amortization of debt discount	18,000	1,425,040
Amortization of capitalized contract costs	110,681	152,714
Amortization of debt issuance costs	-	2,166,650
Loss on extinguishment of debt	-	499,076
Amortization of beneficial conversion feature	-	641,215
Share based and warrant compensation for employees and consultants	289,179	763,584
Stock based fees to directors	25,536	28,511
Amortization of operating lease right-of-use assets	233,225	220,915
Change in assets and liabilities:
Accounts receivable	(672,577)	(237,257)
Due from factor	10,953	50,488
Capitalized contract costs	(194,378)	(86,510)
Inventory	(4,609,713)	98,172
Resalable software license rights	-	14,920
Prepaid expenses and other	(14,534)	(83,625)
Accounts payable	183,614	(600,399)
Accrued liabilities	320,510	(84,415)
Deferred revenue	(69,681)	(246,876)
Operating lease liabilities	(234,310)	(204,315)
Net cash used for operating activities	(8,978,428)	(4,950,108)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(42,024)	(35,568)
Issuance of note receivable	-	(295,000)
Purchase of PistolStar	-	(2,000,000)
Cash acquired from purchase of PistolStar	-	100,747
Proceeds from maturity of debt security	-	512,821
Purchase of debt security	-	(512,821)
Net cash used for investing activities	(42,024)	(2,229,821)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offering	-	22,174,425
Proceeds from issuance of convertible notes	-	3,958,000
Proceeds from Employee Stock Purchase Plan	36,630	-
Repayment of convertible notes	-	(4,509,250)
Proceeds from the exercise of warrants	-	5,602,595
Costs to issue notes and common stock	-	(2,693,021)
Repayment of note payable - PistolStar	(250,000)	(250,000)
Legal fees	(5,228)	-
Net repayments of loans payable to related parties	-	(188,737)
Net cash (used in) provided by financing activities	(218,598)	24,094,012
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,239,050)	16,914,083
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	16,993,096	79,013
CASH AND CASH EQUIVALENTS, END OF YEAR	$7,754,046	$16,993,096

The accompanying notes are an integral part of these statements.

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Years ended December 31,
	2021	2020

Cash paid for:
Interest	$18,000	$109,426
Income taxes	$-	$-

Noncash investing and financing activities:

Accounts receivable acquired from PistolStar	$-	$184,792
Prepaid expenses acquired from PistolStar	$-	$9,485
Equipment acquired from PistolStar	$-	$36,467
Intangible assets acquired from PistolStar	$-	$1,480,000
Goodwill related to PistolStar acquisition	$-	$1,262,526
Issuance of note payable for PistolStar acquisition, net of discount	$-	$464,000
Accrued expenses acquired from PistolStar	$-	$20,017
Deferred revenue acquired from PistolStar	$-	$590,000
Right-of-use asset addition under ASC 842	$-	$141,761
Operating lease liabilities under ASC 842	$-	$141,761
Issuance of common stock for conversion of note payable	$-	$3,789,000
Issuance of common stock pursuant to securities purchase agreements	$-	$277,833
Warrants issued with convertible notes	$-	$1,388,339
Beneficial conversion feature	$-	$641,215
Deemed dividends related to down-round features	$-	$112,686

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

Going Concern and Basis of Presentation

The Company has historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. The Company currently requires approximately $735,000 per month to conduct operations, a monthly amount that it has been unable to consistently achieve through revenue generation. During 2021, the Company generated approximately $5,114,000 of revenue, which is below its average monthly requirements. During 2020, the Company raised approximately $24,000,000 from financing activities and at December 31, 2021 had approximately $7,800,000 in cash. With the addition of the Swivel Secure Europe, SA (see Note W), the Company expects $1,000,000 of additional cash flow, based on Swivel Secure’s current recurring revenue and expenses, to provide additional operating income. As of the date of this report, the Company has enough cash and receivables for twelve months of operations.

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

2. Use of Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) as set forth in the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) and consider the various staff accounting bulletins and other applicable guidance issued by the U.S. Securities and Exchange Commission (SEC). These accounting principles require us to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, accounts receivable, inventory, intangible assets and long-lived assets, and income taxes. To the extent there are material differences between these estimates, judgments or assumptions and actual results, its consolidated financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

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

Deferred Revenue

Deferred revenue includes customer advances and amounts that have been paid by customer for which the contractual maintenance terms have not yet occurred. The majority of these amounts are related to maintenance contracts for which the revenue is recognized ratably over the applicable term, which generally is 12-60 months. Contracts greater than 12 months are segregated as long term deferred revenue. Maintenance contracts include provisions for unspecified when-and-if available product updates and customer telephone support services. At December 31, 2021 and 2020, amounts in deferred revenue were approximately $633,000 and $702,000, respectively.

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

6. Cash Equivalents

Cash equivalents consist of liquid investments with original maturities of three months or less. At December 31, 2021 and 2020, cash equivalents consisted of a money market account.

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

Accounts receivable at December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020

Accounts receivable	$1,234,411	$561,834
Loss on foreign currency	(50,000)	-
Allowance for doubtful accounts	(213,785)	(13,785)
Accounts receivable, net of allowances for doubtful accounts	$970,626	$548,049

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

10. Advertising Expense

The Company expenses the costs of advertising as incurred. Advertising expenses for 2021 and 2020 were approximately $527,000 and $494,000, respectively.

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

The following table presents share-based compensation expenses included in the Company’s consolidated statements of operations:

	Year ended December 31,
	2021	2020

Selling, general and administrative	$269,368	$705,971
Research, development and engineering	45,347	86,124
	$314,715	$792,095

Valuation Assumptions for Stock Options

In 2020, 28,440 stock options were granted. No options were granted in 2021. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2021	2020
Weighted average Risk free interest rate	-	0.30%
Expected life of options (in years)	-	4.50
Expected dividends	-	0%
Weighted average Volatility of stock price	-	115%

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

NOTE B—REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the years ended December 31, 2021 and 2020:

	North America	Africa	EMESA*	Asia	December 31, 2021

License fees	$1,854,088	$521,751	$105,314	$74,656	$2,555,809
Hardware	278,655	698,264	265,996	42,411	1,285,326
Services	1,162,526	42,000	54,918	13,910	1,273,354
Total Revenues	$3,295,269	$1,262,015	$426,228	$130,977	$5,114,489

	North America	Africa	EMESA*	Asia	December 31, 2020

License fees	$842,307	$-	$46,922	$72,809	$962,038
Hardware	267,996	-	144,647	29,873	442,516
Services	1,296,696	44,228	68,196	23,108	1,432,228
Total Revenues	$2,406,999	$44,228	$259,765	$125,790	$2,836,782

* EMESA – Europe, Middle East, South America

Revenue recognized during the year ended December 31, 2021 from amounts included in deferred revenue at the beginning of the year was approximately $529,000. Revenue recognized during the year ended December 31, 2020 from amounts included in deferred revenue at the beginning of the year was approximately $290,000. The Company did not recognize any revenue from performance obligations satisfied in prior periods. Total deferred revenue (contract liability) was $632,655 and $702,336 at December 31, 2021 and 2020, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as at December 31, 2021. The guidance provides certain practical expedients that limit this requirement, which the Company’s contracts meet as follows:

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

The acquisition of PistolStar was accounted for as a business combination and, in accordance with ASC 805, the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The following table summarizes the final purchase price allocation:

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

The following table presents the final fair values and useful lives of the identifiable intangible assets acquired:

	Amount	Estimated useful life (in years)
Trade Name	$130,000		15
Proprietary Software	420,000		5
Customer relationships	930,000	8	-	10
Total identifiable intangible assets	$1,480,000

NOTE D—FACTORING

Due from factor consisted of the following as of December 31:

	Original Invoice Value	Factored Amount	Factored Balance due
Year Ended December 31, 2021
Factored accounts receivable	$99,000	$49,500	$49,500
Year Ended December 31, 2020
Factored accounts receivable	$241,715	$181,262	$60,453

The Company entered into an accounts receivable factoring arrangement with a financial institution (the “Factor”) which has been extended to  October 31, 2022. Pursuant to the terms of the arrangement, the Company, from time to time, sells to the Factor a minimum of $150,000 per quarter of certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 35% of the foreign and 75% of the domestic accounts receivable balance to the Company (the “Advance Amount”), with the remaining balance, less fees, forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. In addition, the Company, from time to time, receives over advances from the Factor. Factoring fees range from 2.75% to 15% of the face value of the invoice factored and are determined by the number of days required for collection of the invoice. The cost of factoring is included in selling, general and administrative expenses. The cost of factoring was as follows:

	Years Ended December 31,
	2021	2020

Factoring fees	$50,132	$98,748

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

The Company maintains its cash and cash equivalents with various financial institutions, which, at times may exceed insured limits. The exposure to the Company is solely dependent upon daily bank balances and the respective strength of the financial institutions. The Company was in excess of coverage of approximately $7,057,000 and $16,020,000 at December 31, 2021 and 2020, respectively. The Company has not incurred any losses on these accounts.

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

For the year ended December 31, 2021 and 2020, one customer accounted for 13% and 18% of total revenue, respectively.

Three customers accounted for 87% and one customer accounted for 31% of total accounts receivable, as of December 31, 2021 and 2020, respectively.

NOTE G—NOTE RECEIVABLE

During the third quarter 2020, the Company loaned $295,000 as an advance to Technology Transfer Institute (“TTI”) to aid in fulfilling the African contracts. The note does not bear any interest if paid within the nine (9) monthly installments beginning December 31, 2020. The note bears a default rate of 5%. Due to the ongoing delays in payment, the Company reserved $100,000 of the note as an allowance. On February 17, 2022, the Company amended the note to modify the payment terms to provide for lower monthly payments, with an updated maturity date on, or before December 6, 2023. A member of our board of directors served as Chief Executive Officer off TTI until August 12, 2020.

	December 31,	December 31,
	2021	2020

Note receivable	$295,000	$295,000
Allowance for doubtful account	(100,000)	-
Note receivable, net of allowance	195,000	295,000
Current portion, net of allowance	$82,000	$295,000
Noncurrent portion, net of allowance	$113,000	$-

NOTE H—INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or realizable value, and consists primarily of fabricated assemblies and finished goods. Inventory is comprised of the following as of December 31:

	2021	2020

Finished goods	$4,798,203	$221,130
Fabricated assemblies	142,457	109,817
Total inventory	$4,940,660	$330,947

NOTE I—RESALABLE SOFTWARE LICENSES RIGHTS

On December 31, 2015, the Company purchased third-party software licenses in the amount of $180,000 in anticipation of a large pending deployment that has yet to materialize. The Company is amortizing the total cost at the greater of the actual unit cost per license sold or straight line amortization over 10 years. A total of $10,130 and $14,920 was charged to cost of sales during the years ended December 31, 2021 and 2020, respectively. Since the license purchase, the actual per unit cost (actual usage) of such license rights in the cumulative amount of $131,248 has been charged to cost of sales, with a carrying balance of $48,752 and $58,882 as of December 31, 2021 and 2020, respectively.

The Company has classified the balance as non-current until a larger deployment occurs.

Estimated minimum amortization expense based on straight line amortization of the software license rights over the remaining useful life approximates the following:

Years ending December 31
2022	$18,000
2023	18,000
2024	12,752
Total	$48,752

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

The Company then purchased a new 4,000,000 Hong Kong dollar denominated Bond Certificate with a financial institution in Hong Kong in June 2020. The new Bond Certificate translated to $512,821 U.S. Dollars, based on the exchange rate at the purchase date. The Company can invest up to 20,000,000 Hong Kong dollars under the terms of the certificate, bearing interest at 5% per annum. The investment is recorded at amortized cost which approximates fair value was held to maturity. The Company has yet to receive the proceeds and accrued interest from the investment. The Company has sent a legal letter of demand to confirm the status of the bond, and as such, the debt security was classified as noncurrent. In addition, due to the delay in the receipt of the proceeds, the Company recorded a $60,000 reserve.

NOTE K—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following as of December 31:

	2021	2020

Equipment	$831,784	$789,760
Furniture and fixtures	164,079	164,079
Software	32,045	32,045
Leasehold improvements	25,135	25,135
	1,053,043	1,011,019

Less accumulated depreciation and amortization	(983,875)	(929,226)

Total	$69,168	$81,793

Depreciation was $54,649 and $85,751 for 2021 and 2020, respectively. Amounts are recorded in selling, general, and administrative expense as well as in cost of services.

NOTE L—INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31:

	2021		12/31/21	2020		12/31/20
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trade name	$130,000	$(12,960)	$117,040	$130,000	$(4,333)	$125,667
Proprietary software	420,000	(126,000)	294,000	420,000	(42,000)	378,000
Customer relationships	930,000	(155,000)	775,000	930,000	(51,667)	878,333
Patents and patents pending	365,080	(253,043)	112,037	365,080	(232,934)	132,146
Total	$1,845,080	$(547,003)	$1,298,077	$1,845,080	$(330,934)	$1,514,146

Aggregate amortization expense for 2021 and 2020 was approximately $216,000 and $120,000, respectively. Estimated minimum amortization expense based on straight line amortization of the software license rights for each of the next five years and thereafter approximates the following:

Years ending December 31
2022	$215,000
2023	213,000
2024	209,000
2025	165,000
2026	121,000
Thereafter	375,077
Total	$1,298,077

NOTE M—ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31:

	2021	2020

Compensation	$254,433	$87,015
Compensated absences	293,297	227,147
Accrued legal and accounting fees	95,738	83,738
Franchise taxes	40,000	-
Employee expenses reimbursement	76,000	67,000
Sales tax payable	18,548	17,544
Factoring fees	495	5,495
Other	50,486	20,548

Total	$828,997	$508,487

NOTE N—RELATED PARTY TRANSACTIONS

Non-Interest-Bearing Advances

During the 2019 fiscal year, the Company received a series of non-interest-bearing advances from Mr. Wong Kwok Fong, and Mr. Michael DePasquale, to pay current liabilities. The balance of the advances as at December 31, 2019 was $74,737 and $114,000, respectively, which were both repaid in full during 2020.

NOTE O—CONVERTIBLE NOTES PAYABLE

There was no balance outstanding for convertible notes payable as of December 31, 2021 and 2020. Details for Notes that were either converted or redeemed during the 2020 fiscal year were as follows:

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

NOTE P—LEASES

The Company’s leases office space in New Jersey under a lease terminating in 2023 and Hong Kong, Minnesota, and New Hampshire with lease termination dates in 2022. The property leased in China is paid monthly as used, without a formal agreement. The leases include non-lease components with variable payments. The following tables present the components of lease expense and supplemental balance sheet information related to the operating leases were:

	Year ended December 31, 2021	Year ended December 31, 2020
Lease cost
Operating lease cost	$255,892	$239,192
Short-term lease cost	-	-
Total lease cost	$255,892	$239,192

Balance sheet information
Operating right-of-use assets	$254,100	$487,325

Operating lease liabilities, current portion	$177,188	$234,309
Operating lease liabilities, non-current portion	86,974	264,163
Total operating lease liabilities	$264,162	$498,472

Weighted average remaining lease term (in years) – operating leases	1.45	2.26
Weighted average discount rate – operating leases	5.50%	5.50%

Supplemental cash flow information related to leases were as follows:

Cash paid for amounts included in the measurement of operating lease liabilities	$256,977	$235,186

Maturities of operating lease liabilities were as follows as of December 31, 2021:

2022	$187,594
2023	89,225
Total future lease payments	$276,819
Less: imputed interest	(12,657)
Total	$264,162

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

There has been no revenue generated nor sales incentive fees paid during the periods ended December 31, 2021 and 2020.

Litigation

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2021, the Company was not a party to any pending lawsuits.

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

Issuances of Common Stock

On June 18, 2021, the stockholders approved the Employee Stock Purchase Plan. Under the terms of this plan, 789,000 shares of common stock are reserved for issuance to employees and officers of the Company at 85% of the lower of the closing price of the common stock as reported on the Nasdaq Capital Market at the first day or the last day of the offering period. Eligible employees are granted an option to purchase shares under the plan funded by payroll deductions. The Board may suspend or terminate the plan at any time, otherwise the plan expires June 17, 2031. On December 31, 2021, 19,484 shares were issued to employees which resulted in a $10,680 non-cash compensation expense for the Company.

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

The Company issued 13,125 shares of restricted common stock to certain employees of the Company and 1,250 of shares of restricted common stock were forfeited during fiscal year 2021. These shares vest in equal annual installments over a three-year period from the date of grant and had a fair value on the date of issuance of $44,025.

The Company issued 38,250 and 3,125 shares of restricted common stock in August and November of 2020, respectively to certain employees and directors of the Company. These shares vest in equal annual installments over a three-year period from the date of grant and had a fair value on the date of issuance of $198,900, and $11,250, respectively.

Restricted stock compensation for the years ended December 31, 2021 and 2020 was $71,819 and $23,764, respectively.

Issuances to Directors, Executive Officers & Consultants

During the year ended December 31, 2021, the Company issued 7,828 shares of common stock to its directors in lieu of payment of board fees, valued at $25,536.

During the year ended December 31, 2020, the Company issued 5,270 shares of common stock to its directors in lieu of payment of board fees, valued at $28,511.

Employees’ exercise options

During 2021 and 2020, no employee stock options were exercised.

3. Warrants

There were no warrants issued during fiscal 2021.

Warrants Issued for Services:

During the second quarter of 2020, the Company issued a warrant to purchase 15,625 shares of common stock to an investor in payment for a business referral valued at $94,655.

During the third quarter of 2020, the Company issued a warrant to purchase 3,125 shares of common stock to a former employee for a business referral valued at $12,921.

Warrants Issued with Convertible Notes:

See Note O Convertible Notes Payable for warrants issued with convertible notes in connection with the agreements during fiscal 2020.

Valuation Assumptions for Warrants:

The Company records the warrants at their fair value which is determined using the Black-Scholes valuation model on the date of the grant. The fair value of each warrant was estimated with the following assumptions:

	Year ended December 31,
	2021	2020
Weighted average Risk free interest rate	-%	0.33%
Weighted average price	$-	$9.25
Weighted average exercise period	-	5
Weighted average Volatility of stock price	-%	110%

The warrant volatility for each issuance is determined based on the review of the experience of the weighted average of historical daily price changes of the Company’s common stock over the expected exercise period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the years to maturity.

A summary of warrant activity is as follows:

	Total Warrants	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value

Outstanding, as of December 31, 2019	423,559	12.80	3.94	—
Granted – public offering	4,264,313	5.20
Granted – prefunded warrants from the public offering	512,500	0.08
Granted – other	434,375	9.25
Increase due to trigger of anti-dilution provision feature	27,244	5.20
Exercised – public offering	(284,538)	5.20
Exercised – prefunded warranted from the public offering	(512,500)	0.08
Exercised – other	(121,500)	12.00
Forfeited	—	—
Expired	(54,066)	6.86
Outstanding, as of December 31, 2020	4,689,387	6.04	4.48	—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, as of December 31, 2021	4,689,387	6.04	3.48	—

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $2.21, $3.52 and $4.00 as of December 31, 2021, 2020 and 2019, respectively, which would have been received by the warrant holders had all warrant holders exercised their options as of that date. There were no in-the-money warrants exercisable as of December 31, 2021, 2020 and 2019.

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

2015 Stock Option Plan

On January 27, 2016, the stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan initially reserved 187,500 shares of common stock for issuance of options, restricted stock, and other equity based awards to employees, officers, directors, and consultants of the Company. In 2019, the stockholders approved an amendment to the 2015 Plan which increases the number of shares of common stock authorized for issuance under the 2015 Plan from 83,334 shares to 187,500 shares and also effected certain changes in light of the Tax Cuts and Jobs Act of 2017 and its impact on Section 162(m) of the United States Internal Revenue Code of 1986, as amended. In 2021, the stockholders approved an amendment to the 2015 to increase the shares of common stock authorized for issuance under the 2015 Plan from 187,500 shares to 789,000 shares together with other technical changes. In 2021, the stockholders approved an amendment to the 2015 to increase the shares of common stock authorized for issuance under the 2015 Plan from 187,500 shares to 789,000 shares together with other technical changes.  The term of stock options granted under the 2015 Plan, may not exceed ten years, exercise prices may not be below 100-110% of fair market value, and vesting occurs over time periods set forth in written agreements with the recipients. In the event of a change in control, certain stock awards issued under the 2015 Plan may be subject to additional acceleration of vesting as may be provided in the participants’ written agreement. The 2015 Plan expires in December 2025.

Non-Plan Stock Options

Periodically, the Company has granted options outside of the 2004 and 2015 Plans to various employees and consultants. In the event of change in control, as defined, certain of the non-plan options outstanding vest immediately.

Stock Option Activity

Information summarizing option activity is as follows:

	Number of Options				Weighted average	Weighted average remaining	Aggregate
	2004 Plan	2015 Plan	Non Plan	Total	exercise price	life (in years)	intrinsic value

Outstanding, as of December 31, 2019	3,906	70,991	144,070	218,967	$20.08	5.00	$0
Granted	—	28,440	—	28,440	5.04
Exercised	—	—	—	—	—
Forfeited	—	(4,545)	—	(4,545)	17.34
Expired	(3,906)	(703)	(10,979)	(15,588)	29.17
Outstanding, as of December 31, 2020	—	94,183	133,091	227,274	$17.61	3.87	$0

Granted	—	—	—	—	‐—
Exercised	—	—	—	—	—
Forfeited	—	(3,291)	—	(3,291)	3.87
Expired	—	(84)	(11,438)	(11,522)	39.13
Outstanding, as of December 31, 2021	—	90,808	121,653	212,461	$16.65	3.03	$0
Vested or expected to vest at December 31, 2021				206,283	$16.98	2.95	$0
Exercisable at December 31, 2021				186,538	$18.04	2.73	$0

The options outstanding and exercisable at December 31, 2021 were in the following exercise price ranges:

			Options Outstanding			Options Exercisable
Range of exercise prices			Number of shares	Weighted average exercise price	Weighted average remaining life (in years)	Number exercisable	Weighted average exercise price
$4.08	-	5.20	24,940	$5.19	5.64	8,402	$5.17
$5.21	-	15.68	49,669	12.17	3.79	40,284	12.85
$15.69	-	39.36	137,852	20.34	2.27	137,852	20.34
$4.08	-	39.36	212,461			186,538

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $2.21, $3.52 and $4.00 as of December 31, 2021, 2020 and 2019, respectively, which would have been received by the option holders had all option holders exercised their options as of that date. There were no in-the-money options exercisable as of December 31, 2021, 2020 and 2019.

The weighted average fair value of options granted during the year ended December 31, 2020 was $3.16 per share. The total intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $0 as no options were exercised in either year. The total fair value of shares vested during the years ended December 31, 2021 and 2020 was $252,874 and $899,750, respectively.

As of December 31, 2021, future forfeiture adjusted compensation cost related to nonvested stock options is $75,035 and will be recognized over an estimated weighted average period of 0.86 years.

NOTE T—INCOME TAXES

There was no provision for federal or state taxes as at December 31, 2021 and 2020.

The Company has deferred taxes due to income tax credits, net operating loss carryforwards, and the effect of temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes. Significant components of deferred taxes are as follows at December 31:

	2021	2020

Accrued compensation	$135,000	$81,000
Accounts receivable allowance	75,000	474,000
Stock-based compensation	1,149,000	1,073,000
Basis differences in fixed assets	(10,000)	(14,000)
Basis differences in intangible assets	75,000	65,000
Net operating loss and credit carryforwards	14,467,000	13,337,000
Valuation allowances	(15,891,000)	(15,016,000)

	$—	$—

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

As of December 31, 2021, the Company has federal net operating loss carryforwards of approximately $61 million. Approximately $46 million are subject to expiration between 2021 and 2037, and $15 million net operating loss carryforwards have no expiration date. These net operating loss carryforwards are subject to the limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company.

A reconciliation of the effective income tax rate on operations reflected in the Statements of Operations to the US Federal statutory income tax rate is presented below.

	2021	2020

Federal statutory income tax rate	21%	21%
Permanent differences	-	(9)
Effect of net operating loss	(21)	(12)

Effective tax rate	—%	—%

The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The periods from 2018 through 2021 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax audit risk beyond those periods. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense incurred during the years ended December 31, 2021 and 2020.

NOTE U—PROFIT SHARING PLAN

The Company has established a savings plan under section 401(k) of the Internal Revenue Code. All employees of the Company, after completing one day of service, are eligible to enroll in the 401(k) plan. Participating employees may elect to defer a portion of their salary on a pre-tax basis up to the limits as provided by the IRS Code. The Company is not required to match employee contributions but may do so at its discretion. The Company made no contributions during the years ended December 31, 2021 and 2020.

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

The reconciliation of the numerator of the basic and diluted EPS calculations for the following fiscal years ended December 31:

	2021	2020

Basic Numerator:
Net Loss	$(5,065,781)	$(9,673,987)
Deemed dividend from trigger of anti-dilution provision feature	-	(112,686)
Net loss available to common stockholders (basic and diluted EPS)	$(5,065,781)	$(9,786,673)

The following table summarizes the weighted average securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to net losses.

	Years ended December 31,
	2021	2020

Stock options	-	1,002
Restricted stock	-	3,098
Potentially dilutive securities	-	4,100

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Years ended December 31,
	2021	2020

Stock options	212,461	223,899
Warrants	4,689,387	4,689,387
Total	4,901,848	4,913,286

NOTE W—SUBSEQUENT EVENTS

On March 8, 2022, the Company completed the acquisition of 100% of the issued and outstanding capital stock of Swivel Secure Europe, SA pursuant to the terms of a stock purchase agreement. The aggregate purchase price consisted of a base purchase price of $1.75 million, subject to closing adjustments based on the closing date working capital, indebtedness and unpaid transaction expenses, and an earn-out of up to $500,000. At the closing, the Company made a cash payment of $1.27 million and issued 269,060 shares of common stock of which 89,687 shares were held back by the Company to secure certain indemnification obligations under the stock purchase agreement.

On March 10, 2022, the Company issued 6,360 shares of common stock to its directors in payment of board fees. Additionally, the Company issued an aggregate of 848 shares of common stock to its directors in payment of board committee fees.

On March 11, 2022, the Company issued 932 shares of common stock to its directors in payment of board committee fees. The Company issued an aggregate of 274,250 shares of restricted common stock to employees and the board of directors which vest in equal annual installments over a three-year period from the date of grant.

The Company has reviewed subsequent events through the date of this filing.

EXHIBIT INDEX

Exhibit	Exhibit
No.

2.1

Stock Purchase Agreement by and among the Company, Thomas J. Hoey, and PistolStar, Inc. dated June 6, 2020 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on July 7, 2020)

2.2	Stock Purchase Agreement by and among the Company, Alex Rocha and Swivel Secure Europe, SA dated February 2, 2022 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on February 3, 2022)

2.3	Amendment No. 1 to Stock Purchase Agreement by and among the Company, Alex Rocha and Swivel Secure Europe, SA dated March 4, 2022 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on March 9, 2022)

3.1	Certificate of Incorporation of BIO-key International, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the SEC on January 5, 2005)

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the current report on Form 8-K, filed with the SEC on January 5, 2005)

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Appendix A to the definitive proxy statement, filed with the SEC on January 18, 2006)

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

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the registration statement on Form SB-2, File No. 333-16451)

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1/A, filed with the SEC on July 17, 2020)

4.3	Form of Warrant (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-1/A, filed with the SEC on July 17, 2020)

4.4	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.4 to Amendment No. 2 to the Registration Statement on Form S-1/A, filed with the SEC on July 20, 2020)

4.5	BIO-key International, Inc. Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934*

10.1

Employment Agreement by and between BIO-key International, Inc. and Mira LaCous dated November 20, 2001 (incorporated by reference to Exhibit 10.39 to the current report on Form 8-K, filed with the SEC on January 22, 2002)***

10.2

BIO-key International, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.48 to amendment no. 1 the registrant’s registration statement on Form SB-2, File No. 33-120104, filed with the SEC on December 14, 2004)***

10.3

Employment Agreement, effective March 25, 2010, by and between the Company and Michael W. DePasquale (incorporated by reference to Exhibit 10.93 to the annual report on Form 10-K, filed with the SEC on March 26, 2010)***

10.4

Employment Agreement by and between BIO-key International, Inc. and Cecilia Welch dated May 15, 2013 (incorporated by reference to Exhibit 10.42 to the annual report on Form 10-K, filed with the SEC on March 31, 2014)***

10.5

Employment Agreement by and between BIO-key International, Inc. and James Sullivan dated April 5, 2017 (incorporated by reference to Exhibit 10.42 to the annual report on Form 10-K, filed with the SEC on March 29, 2021)***

10.6

First Amendment to Lease Agreement by and between BIO-key International, Inc. and BRE/DP MN LLC dated September 12, 2013 (incorporated by reference to Exhibit 10.44 to the annual report on Form 10-K, filed with the SEC on March 31, 2014)

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

10.40	$500,000 Promissory note, dated June 30, 2020 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on July 7, 2020)

10.41

Form of Restricted Stock Award Agreement under the BIO-key International, Inc. Amended & Restated 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on August 28, 2020)***

10.42	BIO-key International, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the definitive proxy statement filed with the SEC on May 4, 2021)

10.43	BIO-key International, Inc. Amended and Restated 2015 Equity Incentive Plan (incorporated by reference to Appendix B to the definitive proxy statement filed with the SEC on May 4, 2021)

21.1*	List of subsidiaries of BIO-key International, Inc.

23.1*	Consent of RMSBG

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Labels

101.PRE*	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

BIO-KEY INTERNATIONAL, INC.

Date: March 31, 2022	By:	/s/ MICHAEL W. DEPASQUALE
Michael W. DePasquale
CHIEF EXECUTIVE OFFICER (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. DEPASQUALE	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2022
Michael W. DePasquale

/s/ CECILIA WELCH	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2022
Cecilia Welch

/s/ROBERT J. MICHEL	Director	March 31, 2022
Robert J. Michel

/s/ THOMAS E. BUSH III	Director	March 31, 2022
Thomas E. Bush

/s/ THOMAS GILLEY	Director	March 31, 2022
Thomas Gilley

/s/ WONG KWOK FONG	Director	March 31, 2022
Wong Kwok Fong

/s/ PIETER KNOOK	Director	March 31, 2022
Pieter Knook

/s/ MANNY ALIA	Director	March 31, 2022
Manny Alia