Form 10-Q
period 2022-03-31
BIO KEY INTERNATIONAL INC
filed 2022-05-23
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of May 20, 2022 was 8,416,818.

BIO-KEY INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION

BIO-key International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and cash equivalents	$5,801,121	$7,754,046
Accounts receivable, net	2,553,331	970,626
Due from factor	51,850	49,500
Note receivable, net of allowance	82,000	82,000
Inventory	4,956,472	4,940,660
Prepaid expenses and other	361,365	216,041
Total current assets	13,806,139	14,012,873
Resalable software license rights	46,247	48,752
Investment – debt security, net	452,821	452,821
Equipment and leasehold improvements, net	129,159	69,168
Capitalized contract costs, net	279,789	249,012
Deposits and other assets	8,712	8,712
Note receivable, net of allowance	110,000	113,000
Operating lease right-of-use assets	202,513	254,100
Intangible assets, net	2,646,804	1,298,077
Goodwill	1,720,803	1,262,526
Total non-current assets	5,596,848	3,756,168
TOTAL ASSETS	$19,402,987	$17,769,041

LIABILITIES
Accounts payable	$1,014,270	$427,772
Accrued liabilities	895,453	828,997
Earnout payable – Swivel acquisition	500,000	-
Government loan – BBVA Bank – current portion	123,000	-
Deferred revenue – current	798,830	565,355
Operating lease liabilities, current portion	156,730	177,188
Total current liabilities	3,488,283	1,999,312
Deferred revenue – long term	54,699	67,300
Operating lease liabilities, net of current portion	54,710	86,974
Government loan – BBVA Bank – net of current portion	423,740
Total non-current liabilities	533,149	154,274
TOTAL LIABILITIES	4,021,432	2,153,586

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Common stock — authorized, 170,000,000 shares; issued and outstanding; 8,406,451 and 7,853,759 of $.0001 par value at March 31, 2022 and December 31, 2021, respectively	841	786
Additional paid-in capital	120,899,785	120,190,139
Accumulated other comprehensive income	55,802	-
Accumulated deficit	(105,574,873)	(104,575,470)
TOTAL STOCKHOLDERS’ EQUITY	15,381,555	15,615,455
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,402,987	$17,769,041

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended March 31,
	2022	2021

Revenues
Services	$395,804	$380,022
License fees	1,460,183	478,958
Hardware	85,184	1,029,658
Total revenues	1,941,171	1,888,638

Costs and other expenses
Cost of services	210,913	175,944
Cost of license fees	73,230	38,969
Cost of hardware	53,298	551,722
Total costs and other expenses	337,441	766,635
Gross Profit	1,603,730	1,122,003

Operating expenses
Selling, general and administrative	1,797,998	1,516,398
Research, development and engineering	805,266	441,651
Total operating expenses	2,603,264	1,958,049
Operating loss	(999,534)	(836,046)
Other income (expense)
Interest income	131	2,615
Interest expense	-	(18,000)
Total other income (expense)	131	(15,385)
Net loss	$(999,403)	$(851,431)

Comprehensive loss:
Net loss	$(999,403)	$(851,431)
Other comprehensive income – Foreign currency translation adjustment	55,802	-
Comprehensive loss	$(943,601)	$(851,431)
Basic and Diluted Loss per Common Share	$(0.13)	$(0.11)

Weighted Average Shares Outstanding:
Basic and Diluted	7,885,008	7,773,688

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance as of January 1, 2022	7,853,759	$786	$120,190,139	$-	$(104,575,470)	$15,615,455
Issuance of common stock for directors’ fees	9,382	1	22,019	-	-	22,020
Issuance of common stock pursuant to Swivel purchase agreement	269,060	27	599,977	-	-	600,004
Issuance of restricted common stock to employees and directors	274,250	27	(27)	-	-	-
Foreign currency translation adjustment				55,802	-	55,802
Share-based compensation	-	-	87,677	-	-	87,677
Net loss	-	-	-	-	(999,403)	(999,403)
Balance as of March 31, 2022	8,406,451	$841	$120,899,785	$55,802	$(105,574,873)	$15,381,555

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

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

BIO-key International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(999,403)	$(851,431)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	11,220	25,115
Amortization of intangible assets	54,231	54,016
Amortization of debt discount	-	18,000
Amortization of capitalized contract costs	35,658	22,989
Operating leases right-of-use assets	51,587	57,119
Stock based directors’ fees	22,020	7,510
Share based compensation for employees and consultants	87,677	133,638
Bad debts	25,111	-
Change in assets and liabilities:
Accounts receivable	(904,930)	(884,199)
Due from factor	(2,350)	10,645
Capitalized contract costs	(66,435)	(27,893)
Inventory	(15,812)	(269,500)
Resalable software license rights	2,505	2,521
Prepaid expenses and other	(124,616)	(1,404,654)
Accounts payable	175,341	65,165
Accrued liabilities	45,669	27,465
Deferred revenue	220,874	(128,107)
Operating lease liabilities	(52,722)	(56,958)
Net cash used in operating activities	(1,434,375)	(3,198,559)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Swivel Secure, net of cash acquired of $729,905	(543,578)	-
Receipt of cash from note receivable	3,000	-
Capital expenditures	(4,459)	(13,307)
Net cash used in investing activities	(545,037)	(13,307)
CASH FLOW FROM FINANCING ACTIVITIES
Costs to issue notes and common stock	-	(2,709)
Repayments of note payable - PistolStar	-	(250,000)
Net cash used in financing activities	-	(252,709)

Effect of exchange rate changes	26,487	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,952,925)	(3,464,575)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,754,046	16,993,096
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,801,121	$13,528,521

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2022	2021

Cash paid for:
Interest	$-	$18,000

Noncash Investing and financing activities
Accounts receivable acquired from Swivel Secure	$702,886	$—
Equipment acquired from Swivel Secure	$65,640	$—
Other assets acquired from Swivel Secure	$20,708	$—
Estimated intangible assets acquired from Swivel Secure	$1,379,589	$—
Estimated goodwill resulting from the acquisition from Swivel Secure	$450,643	$—
Accounts payable and accrued expenses acquired from Swivel Secure	$431,884	$—
Government loan acquired from Swivel Secure	$544.000	$—
Common stock issued for acquisition of Swivel Secure	$600,004	$—

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY International Inc., and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 (Unaudited)

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of BIO-key International, Inc. and its wholly-owned subsidiaries (collectively, the “Company” or “BIO-key”) and are stated in conformity with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. Significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The balance sheet at December 31, 2021 was derived from the audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022.

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

The functional currency of Swivel Secure Europe, SA is the Euro. Under ASC 830, all assets and liabilities are translated into U. S. dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. All transaction gains and losses from the measurement of monetary balance sheet items denominated in Euros are reflected in the statement of operations as appropriate. Translation adjustments are included in accumulated other comprehensive income.

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

The Company has historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. The Company currently requires approximately $814,000 per month to conduct operations, a monthly amount that it has been unable to consistently achieve through revenue generation. During 2021, the Company generated approximately $5,114,000 of revenue, which is below its average monthly requirements. With the addition of the Swivel Secure Europe, SA, the Company expects $1,000,000 of additional cash flow to support operations. In addition, the Company is beginning to sell hardware purchased directly for the Nigerian projects to alternative customers. Given the uncertainty of the duration and severity of the current COVID-19 pandemic and the conflict between Ukraine and Russia and their effects on our business operations, sales cycles, personnel, and the geographic markets in which we operate, and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature, the related financial impact cannot be reasonably estimated at this time. As of the date of this report, the Company has enough cash and receivables for twelve months of operations.

3.	REVENUE FROM CONTRACTS WITH CUSTOMERS

In accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. To achieve this core principle, the Company applies the following five steps:

●	Identify the contract with a customer
●	Identify the performance obligations in the contract
●	Determine the transaction price
●	Allocate the transaction price to performance obligations in the contract
●	Recognize revenue when or as the Company satisfies a performance obligation

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three-month period:

	North America	Africa	EMESA*	Asia	March 31, 2022

License fees	$473,070	$517,161	$390,277	$79,675	$1,460,183
Hardware	71,900	12,033	1,251	-	85,184
Services	355,632	15,275	24,844	53	395,804
Total Revenues	$900,602	$544,469	$416,372	$79,728	$1,941,171

	North America	Africa	EMESA*	Asia	March 31, 2021

License fees	$368,800	$-	$42,508	$67,650	$478,958
Hardware	48,795	684,839	265,995	30,029	1,029,658
Services	359,614	-	17,888	2,520	380,022
Total Revenues	$777,209	$684,839	$326,391	$100,199	$1,888,638

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

Transaction Price Allocated to the Remaining Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2022. The guidance provides certain practical expedients that limit this requirement, which the Company’s contracts meet as follows:

●	The performance obligation is part of a contract that has an original expected duration of one year or less, in accordance with ASC 606-10-50-14.

Deferred revenue represents the Company’s remaining performance obligations related to prepaid support and maintenance, all of which is expected to be recognized from one to five years.

Deferred Revenue

Deferred revenue includes customer advances and amounts that have been paid by customer for which the contractual maintenance terms have not yet occurred. The majority of these amounts are related to maintenance contracts for which the revenue is recognized ratably over the applicable term, which generally is 12-60 months. Contracts greater than 12 months are segregated as long term deferred revenue. Maintenance contracts include provisions for unspecified when-and-if available product updates and customer telephone support services. At March 31, 2022 and December 31, 2021, amounts in deferred revenue were approximately $854,000 and $633,000, respectively. Revenue recognized during the three months ended March 31, 2022 and 2021 from amounts included in deferred revenue at the beginning of the period was approximately $234,000 and $305,000, respectively. The Company did not recognize any revenue from performance obligations satisfied in prior periods.

4.	SWIVEL SECURE EUROPE, SA ACQUISITION

On March 8, 2022, the Company completed the acquisition of 100% of the issued and outstanding capital stock of Swivel Secure Europe, SA, (‘Swivel Secure’) based in Madrid, Spain, pursuant to the terms of a stock purchase agreement. The aggregate purchase price consisted of a base purchase price of $1.75 million, subject to closing adjustments based on the closing date working capital, indebtedness and unpaid transaction expenses, and an earn-out of up to $500,000. The earn-out is payable based on Swivel Secure generating $3,000,000 of revenue and $1,000,000 of operating profit during an earn-out period commencing on the closing date and ending on January 31, 2023. The earn-out payment, if any, will be paid at the Company’s option, in cash or shares of Company common stock priced at the 20 day volume-weighted average price of the Company’s common stock immediately prior to the payment date as reported on the Nasdaq Capital Market. At the closing, the Company made a cash payment of $1.27 million and issued 269,060 shares of common stock of which 89,687 shares were held back by the Company to secure certain indemnification obligations under the stock purchase agreement. The shares of Company common stock were priced at $2.23, the contractual 20 day volume-weighted average price of the Company’s common stock immediately prior to the payment date as reported on the Nasdaq Capital Market.

The acquisition has been accounted for as a business combination and, in accordance with ASC 805. The Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The following table summarizes the preliminary purchase price allocation, assuming the earnout will be paid:

Purchase consideration:
Total cash paid, including working capital adjustment	$1,273,483
Earnout payable	500,000
Common stock issued	600,004
Total purchase price consideration	$2,373,487

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$729,905
Accounts receivable	702,886
Equipment acquired	65,640
Other assets	20,708
Estimated intangible assets	1,379,589
Estimated goodwill	450,643
Total estimated assets acquired	3,349,371

Accounts payable and accrued expenses	431,884
Government loan	544,000
Total liabilities assumed	975,884
Total estimated fair value of assets acquired and liabilities assumed	$2,373,487

The fair value of the assets acquired and liabilities assumed was less than the purchase price, resulting in the recognition of goodwill. The goodwill reflected the value of the synergies the Company expected to realize and the assembled workforce.

The estimated intangible assets identified in the purchase price allocation include the customer relationships.

The government loan was issued through BBVA Bank during the COVID-19 pandemic.  The loan bears interest at the rate of 1.75% per annum  and is payable in monthly installments of approximately $11,900 inclusive of interest from May 2022 through April 2026.

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

Accounts receivable at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31,	December 31,
	2022	2021
Accounts receivable	$2,817,116	$1,234,411
Loss on foreign currency	(50,000)	(50,000)
Allowance for doubtful accounts	(213,785)	(213,785)
Accounts receivable, net of allowances for doubtful accounts	$2,553,331	$970,626

Bad debt expenses (if any) are recorded in selling, general, and administrative expense.

6.	SHARE BASED COMPENSATION

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2022	2021

Selling, general and administrative	$92,426	$128,944
Research, development and engineering	17,271	12,204
	$109,697	$141,148

7.	FACTORING

Due from factor consisted of the following as of:

	March 31,	December 31,
	2022	2021

Original invoice value	$108,400	$99,000
Factored amount	(56,550)	(49,500)
Balance due from factor	$51,850	$49,500

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

	Three Months ended March 31,
	2022	2021

Factoring fees	$18,727	$13,347

8.	NOTE RECEIVABLE

During the third quarter 2020, the Company loaned $295,000 as an advance to Technology Transfer Institute (“TTI”) to aid in fulfilling the African contracts. The note does not bear any interest if paid within the nine (9) monthly installments beginning December 31, 2020. The note bears a default rate of 5%. Due to the ongoing delays in payment, the Company reserved $100,000 of the note as an allowance. On February 17, 2022, the Company amended the note to modify the payment terms to provide for lower monthly payments, with an updated maturity date on or before December 6, 2023. On May 5, 2022, the Company amended the note to modify the payment terms to eight biweekly installments of $1,000 beginning February 25, 2022, nineteen consecutive monthly installments of $15,000 beginning on July 6, 2022, and $2,000 on or before February 6, 2024. A member of our board of directors served as Chief Executive Officer of TTI until August 12, 2020.

	March 31,	December 31,
	2022	2021

Note receivable	$295,000	$295,000
Repayment of note	(3,000)	-
Allowance for doubtful account	(100,000)	(100,000)
Note receivable, net of allowance	192,000	195,000
Current portion, net of allowance	$82,000	$82,000
Noncurrent portion, net of allowance	$110,000	$113,000

9.	INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or net realizable value, and consists primarily of fabricated assemblies and finished goods. Inventory is comprised of the following as of:

	March 31,	December 31,
	2022	2021

Finished goods	$4,854,866	$4,798,203
Fabricated assemblies	101,606	142,457
Total inventory	$4,956,472	$4,940,660

10.	RESALABLE SOFTWARE LICENSE RIGHTS

On December 31, 2015, the Company purchased third-party software licenses in the amount of $180,000 in anticipation of a large pending deployment that has yet to materialize. The Company is amortizing the total cost at the greater of the actual unit cost per license sold or straight line amortization over 10 years A total of $2,505 and $2,521 was charged to cost of sales during the three-month periods ended March 31, 2022 and March 31, 2021, respectively. Since the license purchase, the actual per unit cost (actual usage) of such license rights in the cumulative amount of $133,753 has been charged to cost of sales, with a carrying balance of $46,247 and $48,752 as of March 31, 2022 and December 31, 2021, respectively.

The Company has classified the balance as non-current until a larger deployment occurs.

Estimated minimum amortization expense based on straight-line amortization of the software license rights over the remaining useful life approximates the following:

Years ending December 31
2022 (nine months remaining)	$15,574
2023	18,000
2024	12,673
Total	$46,247

11.	INVESTMENT IN DEBT SECURITY

The Company purchased a 4,000,000 Hong Kong dollar denominated Bond Certificate with a financial institution in Hong Kong in June 2020. The Bond Certificate translated to $512,821 U.S. Dollars, based on the exchange rate at the purchase date. The Company can invest up to 20,000,000 Hong Kong dollars under the terms of the certificate, bearing interest at 5% per annum. The investment is recorded at amortized cost which approximates fair value was held to maturity. The Company has yet to receive the proceeds and accrued interest from the investment and as such, the debt security was classified as noncurrent. In addition, due to the delay in the receipt of the proceeds, the Company recorded a $60,000 reserve.

12.	COMMITMENTS AND CONTINGENCIES

Sales Incentive Agreement with TTI

On March 25, 2020, the Company entered into a sales incentive agreement with TTI. Terms of the agreement include the following:

1.	The term of the agreement is one year unless notice to terminate (as defined) is given. The agreement will be automatically extended for additional one-year terms unless terminated.

2.

For each $5,000,000 in revenue (up to a maximum of $20,000,000) the Company generates from contracts sourced by TTI during the first year that generates net income of at least 20% (as defined), the Company will pay TTI a sales incentive fee of $500,000 payable by the issuance of 62,500 shares of common stock.

3.

In the event that the Company generates from contracts sourced by TTI revenue in excess of $20,000,000, the Company will issue TTI a five-year warrant to purchase 12,500 shares of Common Stock at an exercise price of $12.00 per share for each $1,000,000 of revenue in excess of $20,000,000 (up to a maximum of $25,000,000).

In no event will the Company be obligated to issue more than 250,000 shares of common stock or warrants to purchase more than 62,500 shares of common stock pursuant to this agreement.

There has been no revenue generated from this agreement.

Distribution Agreement

On October 23, 2020, Swivel Secure entered into a distribution agreement with Swivel Secure Limited (“SSL”). Terms of the agreement include the following:

1.	The term of the agreement is one year unless notice to terminate (as defined) is given. The agreement will be automatically extended for additional one-year terms unless terminated.

2.	SSL appoints Swivel Secure as a non-exclusive distributor of SSL’s products, to market, sell and distribute world-wide, for a defined discount.

3.

Swivel Secure is required to meet certain revenue targets with respect to the sale of products during certain quarterly periods, for the 12 month period commencing October 23, 2020.  If for any reason, they fail to agree on revenue targets within 30 days of each commencement period, SSL shall be entitled to terminate the agreement by giving Swivel Secure not less than 14 days written notice.

The Company expects the revenue targets to continue to be agreed to, based on historical negotiations and increasing distribution by Swivel Secure.

Litigation

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2022, the Company was not a party to any pending lawsuits.

13.	LEASES

The Company’s leases office space in New Jersey, Hong Kong, Minnesota, Spain, and New Hampshire with lease termination dates in 2023, 2022, 2022, and 2022, respectively. The leases include non-lease components with variable payments. The following tables present the components of lease expense and supplemental balance sheet information related to the operating leases, were:

	3 Months ended March 31, 2022	3 Months ended March 31, 2021

Lease cost
Operating lease cost	$55,219	$63,973
Total lease cost	$55,219	$63,973

Balance sheet information	March 31, 2022	December 31, 2021
Operating right-of-use assets	$202,513	$254,100

Operating lease liabilities, current portion	$156,730	$177,188
Operating lease liabilities, non-current portion	54,710	86,974
Total operating lease liabilities	$211,440	$264,162

Weighted average remaining lease term (in years) – operating leases	1.27	1.45
Weighted average discount rate – operating leases	5.50%	5.50%

Supplemental cash flow information related to leases were as follows:

Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2022 and 2021:	$65,108	$63,812

Maturities of operating lease liabilities were as follows as of March 31, 2022:

2022 (9 months remaining)	$131,240
2023	89,226
Total future lease payments	$221,466
Less: imputed interest	(9,026)
Total	$211,440

14.	EARNINGS PER SHARE (“EPS”)

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

The following table sets forth options and warrants which were excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months Ended March 31,
	2022	2021

Stock options	212,461	212,711
Warrants	4,689,387	4,689,387
Total	4,901,848	4,902,098

15.	STOCKHOLDERS’ EQUITY

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

Issuances of Common Stock

On March 8, 2022, the Company issued 269,060 shares of common stock of which 89,687 shares were held back by the Company to secure certain indemnification obligations under the Swivel Secure stock purchase agreement. The shares of Company common stock were issued at a total cost of $600,004, priced at $2.23, based on the contractual 20 day volume-weighted average price of the Company’s common stock immediately prior to the payment date as reported on the Nasdaq Capital Market

On June 18, 2021, the stockholders approved the Employee Stock Purchase Plan. Under the terms of this plan, 789,000 shares of common stock are reserved for issuance to employees and officers of the Company at a purchase price equal to 85% of the lower of the closing price of the common stock on the first day or the last day of the offering period as reported on the Nasdaq Capital Market. Eligible employees are granted an option to purchase shares under the plan funded by payroll deductions. The Board may suspend or terminate the plan at any time, otherwise the plan expires June 17, 2031. On December 31, 2021, 19,484 shares were issued to employees which resulted in a $10,680 non-cash compensation expense for the Company.

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

During the three-month periods ended March 31, 2022 and 2021, the Company issued 274,250 and 1,250 shares of restricted common stock to certain employees and the board, respectively. These shares vest in equal annual installments over a three-year period from the date of grant and had a fair value on the date of issuance of $589,638 and $4,550, respectively.

Restricted stock compensation for the three-month period ended March 31, 2022 and 2021 was $39,840 and $17,375, respectively.

Issuances to Directors, Executive Officers & Consultants

During the three-month periods ended March 31, 2022 and 2021 the Company issued 9,382 and 2,091 shares of common stock to its directors in lieu of payment of board and committee fees valued at $20,020 and $7,510, respectively.

Employees’ exercise options

During the three-month periods ended March 31, 2022 and 2021, no employee stock options were exercised.

3. Warrants

There were no warrants issued during the three-month periods ended March 31, 2022 and 2021.

16.	FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, due from factor, accounts payable and accrued liabilities are carried at, or approximate, fair value because of their short-term nature. The carrying value of the Company’s notes and loan payables approximated fair value as the interest rates related to the financial instruments approximated market.

17.	MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

For the three month periods ended March 31, 2022 and 2021, one customer accounted for 27% of revenues and two customers accounted for 52% of revenues, respectively. Two customers accounted for 44% of current accounts receivable as of March 31, 2022. At December 31, 2021, three customers accounted for 87% of current accounts receivable.

18.	SUBSEQUENT EVENTS

On May 12, 2022, the Company issued 7,695 shares of common stock to its directors in payment of meeting fees. Additionally, the Company issued 1,250 shares of restricted stock with three-year vesting period to a new employee. All the shares were issued at $1.95 the closing price on May 12, 2022, as reported on the Nasdaq Capital Market.

On May 16, 2022, the Company issued 1,422 shares of common stock to its directors in payment of committee meeting fees.

The Company has reviewed subsequent events through the date of this filing.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “should,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. These statements are not guarantees of future performance or events and are subject to risks and uncertainties that may cause actual results to differ materially from those included within or implied by such forward-looking statements. These risks and uncertainties include, without limitation, our history of losses and limited revenue; our ability to raise additional capital; our ability to protect our intellectual property; changes in business conditions; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; security breaches; competition in the biometric technology and identity access management industries; market acceptance of biometric products generally and our products under development; our ability to execute and deliver on contracts in Africa; our ability to expand into Asia, Africa and other foreign markets; our ability to integrate the operations and personnel of PistolStar and Swivel Secure into our business; the duration and severity of the current coronavirus COVID-19 pandemic and its effect on our business operations, sales cycles, personnel, and the geographic markets in which we operate; the duration and extent of continued hostilities in Ukraine and its impact on our European customers; delays in the development of products, statements of assumption underlying any of the foregoing, and numerous other matters of national, regional and global scale, including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to disclose any revisions to these forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to and should be read in conjunction with our unaudited condensed consolidated financial statements and related information contained herein and our audited financial statements as of December 31, 2021.

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

Built to leverage BIO-key’s world-class biometric core platform among 16 other strong authentication factors, BIO-key PortalGuard and hosted PortalGuard IDaaS are platforms that enable our customers to securely and easily assure that only the right people can access the right systems. PortalGuard goes beyond traditional MFA solutions by addressing sizeable gaps, such as allowing roving users to biometrically authenticate at any workstation without using their phones or tokens, eliminating unauthorized account delegation, detecting duplicate users, and accommodating in-person identification.

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

Strategic Outlook

Historically, our largest market has been access control within highly regulated industries such as government, financial services, and healthcare.  In 2019 we became the go-to biometric authentication provider for board of election offices which continue to deploy our hardware and software to secure internal access to the voter registration database. Upon acquiring PortalGuard in 2020, we now serve the higher education vertical. We have and expect to continue to extend this footprint in 2022 and beyond.

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

Recent Developments.

On March 8, 2022, we expanded our sales and support operation into Europe, Africa and the Middle East (“EMEA”) by acquiring Swivel Secure Europe, SA. ("Swivel Secure") for up to $2.25 million. Swivel Secure is a Madrid, Spain based provider of IAM solutions serving over 300 customers through a network of channel partners throughout EMEA. Swivel Secure is the exclusive distributer of AuthControl Sentry, AuthControl Enterprise and AuthControl MSP product line in EMEA, excluding the United Kingdom. Swivel Secure maintains a direct sales force with offices in Madrid, Spain and Lisbon, Portugal. There can be no assurance that we will be able to manage Swivel Secure’s business or successfully integrate the business with our historic operations without substantial costs, delays or other operational or financial challenges.

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

Critical Accounting Policies and Estimates

For detailed information regarding our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2021.  There have been no material changes to our critical accounting policies and estimates from those disclosed in our most recent Annual Report on Form 10-K.

Recent Accounting Pronouncements

For detailed information regarding recent account pronouncements, see Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2022 AS COMPARED TO MARCH 31, 2021

Consolidated Results of Operations - Percent Trend

	Three Months Ended March 31,
	2022	2021
Revenues
Services	20%	20%
License fees	75%	25%
Hardware	5%	55%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	11%	9%
Cost of license fees	4%	2%
Cost of hardware	3%	30%
Total Cost of Goods Sold	17%	41%
Gross profit	83%	59%

Operating expenses
Selling, general and administrative	93%	80%
Research, development and engineering	41%	23%
Total Operating Expenses	134%	103%
Operating loss	-51%	-44%

Other income (expenses)	-%	-1%

Net loss	-51%	-45%

Revenues and cost of goods sold

	Three months ended
	March 31,
	2022	2021	$ Change	% Change

Revenues
Service	$395,804	$380,022	$15,782	4%
License	1,460,183	478,958	981,225	205%
Hardware	85,184	1,029,658	(944,474)	-92%
Total Revenue	$1,941,171	$1,888,638	$52,533	3%

Cost of goods sold
Service	$210,913	$175,944	$34,969	20%
License	73,230	38,969	34,261	88%
Hardware	53,298	551,722	(498,424)	-90%
Total Cost of goods sold	$337,441	$766,635	$(429,194)	-56%

Revenues

For the three months ended March 31, 2022 and 2021, service revenues included approximately $317,000 and $348,000 respectively, of recurring maintenance and support revenue, and approximately $79,000 and $32,000, respectively, of non-recurring custom services revenue.  Recurring service revenue decreased 9% in the first quarter of 2022 as compared to the first quarter of 2021 which was due largely to the recognition of annual SaaS revenue versus maintenance renewal contracts. Non-recurring custom services increased due to additional new customer installations and upgrades from on-premise to cloud deployments. As our customer base continues to grow, we expect the service revenue to increase in future periods.

For the three months ended March 31, 2022, license revenue increased to $1,460,183 or 205% from $478,958 during the three months ended March 31, 2021. We increased both the variation and number of customers, including additional revenue from Swivel Secure which we acquired in March of 2022, one large SaaS renewal, and cloud migrations.

Hardware sales decreased $944,474 during the three months ended March 31, 2022 to $85,184 from $1,029,658 during the three months ended March 31, 2021. The decrease was attributable largely to sales in Nigeria and continued expansion of an international government agency in 2021 not recurring in 2022 as expected due to governmental related delays.

Costs of goods sold

For the three months ended March 31, 2022, cost of service increased approximately $35,000 or 20% to $210,913 due to the additional personnel costs associated with the direct support for the PortalGuard installations, compared to $175,944 for the three months ended March 31, 2021. For the three months ended March 31, 2022, license fees increased to $73,230 from $38,969 during the three months ended March 31, 2021, due largely to the increase in revenue. For the three months ended March 31, 2022, hardware costs decreased to $53,298 from $551,722 during the three months ended March 31, 2021, corresponding to the decrease in hardware revenue.

Selling, general and administrative

	Three months ended
	March 31,
	2022	2021	$ Change	% Change

Selling, general and administrative	$1,797,998	$1,516,398	$281,600	19%

Selling, general and administrative expenses for the three months ended March 31, 2022 increased 19% to $1,797,998 as compared to $1,516,398 for the corresponding period in 2021. This increase was attributable largely to legal and professional fees and expenses incurred in connection with the acquisition of Swivel Secure and increased sales and marketing personnel costs. These increases were offset, in part, by decreases in our operational expenses in Hong Kong, accounting fees, and non-cash compensation.

Research, development and engineering

	Three months ended
	March 31,
	2022	2021	$ Change	% Change

Research, development and engineering	$805,266	$441,651	$363,615	82%

For the three months ended March 31, 2022, research, development and engineering expenses increased 82% to $805,266 as compared to $441,651 for the corresponding period in 2021. Included in the increase were personnel costs associated with retaining outside services related to the development of our MobileAuth application, and increased non-cash compensation for engineering and development personnel.

Other income (expense)

	Three months ended
	March 31,
	2022	2021	$ Change	% Change

Other income (expenses)
Interest income	$131	$2,615	$(2,484)	-95%
Interest expense	-	(18,000)	18,000	-100%
Other income (expense)	$131	$(15,385)	$15,516	-101%

Other income (expense) for the three month period ended March 31, 2022 consisted of interest income, and for the three month period ending March 31, 2021 related to interest expense from the amortization of debt discounts, net of interest income,

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating activities overview

Net cash used for operations during the three months ended March 31, 2022 was $1.4 million. Items of note included:

●	Net positive cash flows related to accounts payable, accrued liabilities and deferred revenue of approximately $442,000.

●	Net positive cash flows related to adjustments for non-cash expenses of approximately $287,000.

●	Negative cash flows related to changes in accounts receivable and prepayments of approximately $1 million, due to working capital management.

Investing activities overview

Net cash used in investing activites during the three months ended March 31, 2022 was $545,000. This consisted of approximately $4,500 of capital expenditures and $3,000 of receipts from notes receivable and $544,000 (net of cash acquired and currency adjustment) to fund the cash portion of the purchase price for Swivel Secure.

Liquidity and Capital Resources

Since our inception, our capital needs have been principally met through proceeds from the sale of equity and debt securities. We expect capital expenditures to be less than $100,000 during the next twelve months.

Liquidity outlook

At March 31, 2022, our total cash and cash equivalents were approximately $5,801,000, as compared to approximately $7,754,000 at December 31, 2021.  At March 31, 2022 we had working capital of approximately $10,318,000.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We currently require approximately $814,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation.  During for the first three months of 2022, we generated approximately $1,941,000 of revenue, which is below our average monthly requirements. We expect that Swivel Secure will generate positive cash flow in 2022 to further support operations. If we are unable to generate sufficient revenue to fund current operations and execute our business plan, we may need to obtain additional third-party financing. As of the date of this report, we do not expect that we will need to obtain additional financing during the next twelve months.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6.	Exhibits

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q.

Exhibit No.	Description

2.1	Stock Purchase Agreement dated February 2, 2022, by and among BIO-key International, Inc., Alex Rocha, and Swivel Secure Europe, SA. (Previously filed as Exhibit 2.1 to the Current Report on Form 8-K of the Company dated February 2, 2022)

2.2	Amendment No. 1 to Stock Purchase Agreement by and among BIO-key International, Inc., Alex Rocha and Swivel Secure Europe, SA (Previously filed as Exhibit 2.1 to the Current Report on Form 8-K of the Company dated March 4, 2022)

10.1*	Management Services Agreement dated March 8, 2022 by and among Swivel Aman- FZCO , Swivel Secure Europe, SA, and Alex Rocha.

10.2*	Option Agreement dated March 8, 2022 by and between BIO-key International, Inc., Alex Rocha.

10.3*+	Distribution Agreement dated October 23, 2020 by and between Swivel Secure Europe, SA and Swivel Secure Limited.

10.4*+	Deed of Variation dated January 29, 2022 by and between Swivel Secure Europe, SA and Swivel Secure Limited.

31.1*	Certificate of CEO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

31.2*	Certificate of CFO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

32.1*	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350

32.2*	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*  Filed herewith.

+  Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Registrant has determined that such portions are (a) not material and (b) would likely cause competitive harm to the Registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-Key International, Inc.

Dated: May 23, 2022	/s/ MICHAEL W. DEPASQUALE
Michael W. DePasquale
Chief Executive Officer

Dated: May 23, 2022	/s/ CECILIA C. WELCH
Cecilia C. Welch
Chief Financial Officer