Form 10-Q
period 2022-06-30
BIO KEY INTERNATIONAL INC
filed 2022-08-17
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of June 30, 2022 the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $12.8 million based upon the closing price for shares of the registrant’s post-split common stock of $1.77 as reported by the Nasdaq Stock Market on that date.

Number of shares of Common Stock, $.0001 par value per share, outstanding as of August 11, 2022, is 8,450,989.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

PART I -- FINANCIAL INFORMATION

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and cash equivalents	$4,893,042	$7,754,046
Accounts receivable, net	2,039,062	970,626
Due from factor	76,940	49,500
Note receivable, net of allowance	119,644	82,000
Inventory	4,888,601	4,940,660
Prepaid expenses and other	331,697	216,041
Total current assets	12,348,986	14,012,873
Resalable software license rights	43,768	48,752
Investment – debt security, net	302,821	452,821
Equipment and leasehold improvements, net	135,237	69,168
Capitalized contract costs, net	301,225	249,012
Deposits and other assets	8,712	8,712
Note receivable, net of allowance	68,356	113,000
Operating lease right-of-use assets	206,792	254,100
Intangible assets, net	1,952,606	1,298,077
Goodwill	2,256,402	1,262,526
Total non-current assets	5,275,919	3,756,168
TOTAL ASSETS	$17,624,905	$17,769,041

LIABILITIES
Accounts payable	$1,279,302	$427,772
Accrued liabilities	849,719	828,997
Earnout payable – Swivel acquisition	500,000	-
Government loan – BBVA Bank, current portion	122,000	-
Deferred revenue, current portion	588,949	565,355
Operating lease liabilities, current portion	192,581	177,188
Total current liabilities	3,532,551	1,999,312
Deferred revenue, net of current portion	71,524	67,300
Operating lease liabilities, net of current portion	22,004	86,974
Government loan – BBVA Bank, net of current portion	379,287	-
Total non-current liabilities	472,815	154,274
TOTAL LIABILITIES	4,005,366	2,153,586

Commitments and Contingencies

STOCKHOLDERS’ EQUITY

Common stock — authorized, 170,000,000 shares; issued and outstanding; 8,441,574 and 7,853,759 of $.0001 par value at June 30, 2022 and December 31, 2021, respectively	844	786
Additional paid-in capital	121,022,606	120,190,139
Accumulated other comprehensive loss	(110,081)	-
Accumulated deficit	(107,293,830)	(104,575,470)
TOTAL STOCKHOLDERS’ EQUITY	13,619,539	15,615,455
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,624,905	$17,769,041

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues
Services	$435,106	$286,641	$830,910	$666,663
License fees	1,162,148	662,193	2,622,331	1,141,151
Hardware	349,861	43,256	435,045	1,072,914
Total revenues	1,947,115	992,090	3,888,286	2,880,728
Costs and other expenses
Cost of services	180,677	158,440	391,590	334,384
Cost of license fees	358,136	48,373	431,366	87,342
Cost of hardware	185,140	32,756	238,438	584,478
Total costs and other expenses	723,953	239,569	1,061,394	1,006,204
Gross profit	1,223,162	752,521	2,826,892	1,874,524

Operating Expenses
Selling, general and administrative	2,006,573	1,374,084	3,804,571	2,890,482
Research, development and engineering	784,083	490,952	1,589,349	932,603
Total Operating Expenses	2,790,656	1,865,036	5,393,920	3,823,085
Operating loss	(1,567,494)	(1,112,515)	(2,567,028)	(1,948,561)
Other income (expense)
Interest income	77	832	208	3,447
Loss on foreign currency transactions	-	(50,000)	-	(50,000)
Investment-debt security reserve	(150,000)	-	(150,000)	-
Interest expense	(1,540)	-	(1,540)	(18,000)
Total other income (expense), net	(151,463)	(49,168)	(151,332)	(64,553)
Net loss	$(1,718,957)	$(1,161,683)	$(2,718,360)	$(2,013,114)

Comprehensive loss:
Net loss	$(1,718,957)	$(1,161,683)	$(2,718,360)	$(2,013,114)
Other comprehensive loss – Foreign currency translation adjustment	(165,883)	-	(110,081)	-
Comprehensive loss	$(1,884,840)	$(1,161,683)	$(2,828,441)	$(2,013,114)
Basic and Diluted Loss per Common Share	$(0.21)	$(0.15)	$(0.34)	$(0.26)

Weighted Average Common Shares Outstanding:
Basic and diluted	8,098,020	7,776,190	7,992,102	7,774,946

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance as of January 1, 2022	7,853,759	$786	$120,190,139	$-	$(104,575,470)	$15,615,455
Issuance of common stock for directors’ fees	9,382	1	22,019	-	-	22,020
Issuance of common stock pursuant to Swivel purchase agreement	269,060	27	599,977	-	-	600,004
Issuance of restricted common stock to employees and directors	274,250	27	(27)	-	-	-
Foreign currency translation adjustment	-	-	-	55,802	-	55,802
Share-based compensation	-	-	87,677	-	-	87,677
Net loss	-	-	-	-	(999,403)	(999,403)
Balance as of March 31, 2022	8,406,451	$841	$120,899,785	$55,802	$(105,574,873)	$15,381,555
Issuance of common stock for directors’ fees	9,117	1	18,005	-	-	18,006
Issuance of restricted common stock to employees	1,250	-	-	-	-	-
Restricted stock forfeited	(1,250)	-	-	-	-	-
Issuance of common stock for Employee stock purchase plan	26,006	2	39,123	-	-	39,125
Share based compensation for employee stock plan	-	-	8,314	-	-	8,314
Foreign currency translation adjustment	-	-	-	(165,883)	-	(165,883)
Share-based compensation	-	-	57,379	-	-	57,379
Net loss	-	-	-	-	(1,718,957)	(1,718,957)
Balance as of June 30, 2022	8,441,574	$844	$121,022,606	$(110,081)	$(107,293,830)	$13,619,539

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of January 1, 2021	7,814,572	$782	$119,844,026	$(99,509,689)	$20,335,119
Issuance of common stock for directors’ fees	2,091	-	7,510	-	7,510
Legal and commitment fees	-	-	(2,709)	-	(2,709
Issuance of restricted common stock to employees	1,250	-	-	-	-
Share-based compensation	-	-	133,638	-	133,638
Net loss	-	-	-	(851,431)	(851,431
Balance as of March 31, 2021	7,817,913	$782	$119,982,465	$(100,361,120)	$19,622,127
Issuance of common stock for directors’ fees	1,748	-	5,505	-	5,505
Legal and commitment fees	-	-	(2,519)	-	(2,519)
Issuance of restricted common stock to employees	1,250	-	-	-	-
Restricted stock forfeited	(1,250)	-	-	-	-
Share-based compensation	-	-	35,618	-	35,618
Net loss	-	-	-	(1,161,683)	(1,161,683)
Balance as of June 30, 2021	7,819,661	$782	$120,021,069	$(101,522,803)	$18,499,048

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,718,360)	$(2,013,114)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	21,781	37,234
Amortization of intangible assets	106,403	108,034
Amortization of capitalized contract costs	57,945	48,997
Operating leases right-of-use assets	47,308	115,022
Loss on foreign currency transactions	-	50,000
Reserve for Investment – debt security	150,000	-
Share and warrant-based compensation for employees and consultants	153,370	169,256
Stock based directors’ fees	40,026	13,015
Bad debts	25,111	-
Amortization of debt discount	-	18,000
Change in assets and liabilities:
Accounts receivable	(390,660)	(849,628)
Due from factor	(27,440)	10,953
Capitalized contract costs	(110,158)	(76,191)
Inventory	52,059	(1,959,681)
Resalable software license rights	4,984	5,009
Prepaid expenses and other	(94,947)	(1,410,592)
Accounts payable	450,667	620,689
Accrued liabilities	(33,776)	66,727
Deferred revenue	27,818	(81,507)
Operating lease liabilities	(49,577)	(114,700)
Net cash used for operating activities	(2,287,446)	(5,242,477)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Swivel Secure, net of cash acquired of $729,905	(543,578)	-
Receipt of cash from note receivable	7,000	-
Receipt of cash from Employee stock purchase plan	39,125	-
Capital expenditures	(22,888)	(15,700)
Net cash used for investing activities	(520,341)	(15,700)
CASH FLOW FROM FINANCING ACTIVITIES:
Costs to issue convertible notes	-	(5,228)
Repayment of convertible note	-	(250,000)
Net cash used for financing activities	-	(255,228)

Effect of exchange rate changes	(53,217)	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,861,004)	(5,513,405)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,754,046	16,993,096
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,893,042	$11,479,691

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2022	2021

Cash paid for:
Interest	$1,540	$18,000

Noncash investing and financing activities
Accounts receivable acquired from Swivel Secure	$702,886	$-
Equipment acquired from Swivel Secure	$65,640	$-
Other assets acquired from Swivel Secure	$20,708	$-
Intangible assets acquired from Swivel Secure	$762,860	$-
Goodwill resulting from the acquisition from Swivel Secure	$1,067,372	$-
Accounts payable and accrued expenses acquired from Swivel Secure	$431,884	$-
Government loan acquired from Swivel Secure	$544.000	$-
Common stock issued for acquisition of Swivel Secure	$600,004	$-

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 (Unaudited)

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The balance sheet at December 31, 2021 was derived from the audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on April 31, 2022.

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

The functional currency of Swivel Secure Europe, SA is the Euro. Under ASC 830, all assets and liabilities are translated into U. S. dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. All transaction gains and losses from the measurement of monetary balance sheet items denominated in Euros are reflected in the statement of operations as appropriate. Translation adjustments are included in accumulated other comprehensive loss.

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

The Company has historically financed our operations through access to the capital markets by issuing convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. The Company currently requires approximately $814,000 per month to conduct operations, a monthly amount that it has been unable to consistently achieve through revenue generation. During the first half of 2022, the Company generated approximately $3,888,286 of revenue, which is below its average monthly requirements. With the addition of Swivel, $1,000,000 of additional cash flows is projected to support operations (see Note 4), due to Swivel’s historical profits, growing revenue and decreased cost of goods sold. In addition, the Company is beginning to sell hardware purchased directly for the Nigerian projects to alternative customers. Given the uncertainty of the duration and severity of the current COVID-19 pandemic and the conflict between Ukraine and Russia and their effects on the Company’s business operations, sales cycles, personnel, and the geographic markets in which the Company operates, and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature, the related financial impact cannot be reasonably estimated at this time. As of the date of this report, the Company has enough cash and receivables for twelve months of operations.

3.	REVENUE FROM CONTRACTS WITH CUSTOMERS

In accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. To achieve this core principle, the Company applies the following five steps:

●	Identify the contract with a customer
●	Identify the performance obligations in the contract
●	Determine the transaction price
●	Allocate the transaction price to performance obligations in the contract
●	Recognize revenue when or as the Company satisfies a performance obligation

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three month periods ended June 30, 2022 and June 30, 2021:

	North America	Africa	EMESA*	Asia	June 30, 2022

Services	$301,087	$22,677	$111,342	$-	$435,106
License fees	495,543	-	666,605	-	1,162,148
Hardware	203,212	-	5,679	140,970	349,861
Total Revenues	$999,842	$22,677	$783,626	$140,970	$1,947,115

	North America	Africa	EMESA*	Asia	June 30, 2021

Services	$272,277	$-	$10,462	$3,902	$286,641
License fees	403,689	249,484	9,020	-	662,193
Hardware	43,175	-	-	81	43,256
Total Revenues	$719,141	$249,484	$19,482	$3,983	$992,090

The following table summarizes revenue from contracts with customers for the six month periods ended June 30, 2022 and June 30, 2021:

	North America	Africa	EMESA*	Asia	June 30, 2022

Services	$656,719	$37,952	$136,186	$53	$830,910
License fees	968,613	517,161	1,056,882	79,675	2,622,331
Hardware	275,112	12,033	6,930	140,970	435,045
Total Revenues	$1,900,444	$567,146	$1,199,998	$220,698	$3,888,286

	North America	Africa	EMESA*	Asia	June 30, 2021

Services	$631,891	$-	$28,350	$6,422	$666,663
License fees	772,489	249,484	51,528	67,650	1,141,151
Hardware	91,970	684,839	265,995	30,110	1,072,914
Total Revenues	$1,496,350	$934,323	$345,873	$104,182	$2,880,728

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

Hardware

Hardware revenue consists of fees for associated equipment sold with or without a software license arrangement, such as servers, FIDO keys, and fingerprint readers. Customers are not obligated to buy third party hardware from the Company and may procure these items from a number of suppliers. Revenue is recognized at a point in time once the hardware is shipped to the customer. Hardware items are generally invoiced in full on execution of the arrangement.

Support and Maintenance

Support and maintenance revenue consists of fees for unspecified upgrades, telephone assistance and bug fixes. The Company satisfies its support and maintenance performance obligation by providing “stand-ready” assistance as required over the contract period. The Company records deferred revenue (contract liability) at time of prepayment until the term of the contract ends. Revenue is recognized over time on a ratable basis over the contract term. Support and maintenance contracts are from one to five years in length and are generally invoiced in advance at the beginning of the term. Support and maintenance revenue for subscription licenses is carved out of the total license cost at 18% and recognized on a ratable basis over the license term.

Professional Services

Professional services revenue consist primarily of fees for deployment and optimization services, as well as training. The majority of the Company’s consulting contracts are billed on a time and materials basis, and revenue is recognized based on the amount billable to the customer in accordance with practical expedient ASC 606-10-55-18. For other professional services contracts, the Company utilizes an input method and recognizes revenue based on labor hours expended to date relative to the total labor hours expected to be required to satisfy its performance obligation.

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

Transaction Price Allocated to the Remaining Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2022. The Company’s contracts satisfy the following applicable guidance that limits this requirement:

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

Deferred Revenue

Deferred revenue includes customer advances and amounts that have been paid by customer for which the contractual maintenance terms have not yet occurred. The majority of these amounts are related to maintenance contracts for which the revenue is recognized ratably over the applicable term, which is generally 12-60 months. Maintenance revenue which would be recognized based on contract periods that extend beyond 12 months from the balance sheet date, is segregated as long term deferred revenue. Maintenance contracts include provisions for unspecified when-and-if available product updates and customer telephone support services. At June 30, 2022 and December 31, 2021, amounts in deferred revenue were approximately $660,000 and $633,000, respectively. Revenue recognized during the three and six-months ended June 30, 2022 from amounts included in deferred revenue at the beginning of the period was approximately $153,000 and $387,000, respectively. Revenue recognized during the three and six-months ended June 30, 2021 from amounts included in deferred revenue at the beginning of the period was approximately $124,000 and $430,000, respectively. The Company did not recognize any revenue from performance obligations satisfied in prior periods.

4.	SWIVEL SECURE EUROPE, SA ACQUISITION

On March 8, 2022, the Company completed the acquisition of 100% of the issued and outstanding capital stock of Swivel Secure based in Madrid, Spain, pursuant to the terms of a stock purchase agreement. The aggregate purchase price consisted of a base purchase price of $1.75 million, subject to closing adjustments based on the closing date working capital, indebtedness and unpaid transaction expenses, and an earn-out of up to $500,000. The earn-out is payable based on Swivel Secure generating $3,000,000 of revenue and $1,000,000 of operating profit during an earn-out period commencing on the closing date and ending on January 31, 2023. The earn-out payment, if any, will be paid at the Company’s option, in cash or shares of Company common stock priced at the 20 day volume-weighted average price of the Company’s common stock immediately prior to the payment date as reported on the Nasdaq Capital Market. At the closing, the Company made a cash payment of $1.27 million and issued 269,060 shares of common stock of which 89,687 shares were held back by the Company to secure certain indemnification obligations under the stock purchase agreement. The shares of Company common stock were priced at $2.23, the contractual 20 day volume-weighted average price of the Company’s common stock immediately prior to the payment date as reported on the Nasdaq Capital Market.

The business combination has been accounted for as an acquisition and, in accordance with ASC 805. The Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The following table summarizes the purchase price allocation, assuming the earnout will be paid:

Purchase consideration:
Total cash paid, including working capital adjustment	$1,273,483
Earnout payable	500,000
Common stock issued	600,004
Total purchase price consideration	$2,373,487

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$729,905
Accounts receivable	702,886
Equipment acquired	65,640
Other assets	20,708
Intangible assets	762,860
Goodwill	1,067,372
Total estimated assets acquired	3,349,371

Accounts payable and accrued expenses	431,884
Government loan	544,000
Total liabilities assumed	975,884
Total estimated fair value of assets acquired and liabilities assumed	$2,373,487

The fair value of the assets acquired and liabilities assumed was less than the purchase price, resulting in the recognition of goodwill. The goodwill reflected the value of the synergies the Company expected to realize and the assembled workforce.

The significant intangible asset identified in the purchase price allocation discussed above include Customer Relationships. To value the Customer Relationships, with a useful life between six to eight years. The Company utilized the Excess Earnings Method, which isolates the value of the specific intangible asset by discounting its income stream to present value. The Company previously reported an estimated value of $1,379,589, which was reduced to $762,860 during the purchase price allocation analysis, and the difference was allocated to goodwill. Any other difference in reported amounts is from foreign currency adjustments only.

The government loan was issued through BBVA Bank during the COVID-19 pandemic.  The loan bears interest at the rate of 1.75% per annum and is payable in monthly installments of approximately $11,900 inclusive of interest from May 2022 through April 2026. The installment payments have been paid monthly as per the schedule, as of the date of this report.

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

Accounts receivable at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
	2022	2021

Accounts receivable - current	$2,302,847	$1,234,411
Loss on foreign currency	(50,000)	(50,000)
Allowance for doubtful account	(213,785)	(213,785)
Accounts receivable, net of allowances for doubtful accounts	$2,039,062	$970,626

6.	SHARE BASED COMPENSATION

The following table presents share-based compensation expenses included in the Company’s unaudited condensed interim consolidated statements of operations:

	Three Months Ended June 30,
	2022	2021

Selling, general and administrative	$66,152	$30,704
Research, development and engineering	17,547	10,419
	$83,699	$41,123

	Six Months Ended June 30,
	2022	2021

Selling, general and administrative	$158,578	$159,648
Research, development and engineering	34,818	22,623
	$193,396	$182,271

7.	FACTORING

Due from factor consisted of the following as of:

	June 30,	December 31,
	2022	2021

Original invoice value	$209,000	$99,000
Factored amount	(132,060)	(49,500)
Due from factor	$76,940	$49,500

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

	Three Months ended June 30,
	2022	2021

Factoring fees	$20,800	$18,900

	Six Months ended June 30,
	2022	2021

Factoring fees	$39,527	$32,247

8.	NOTE RECEIVABLE

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

	June 30,	December 31,
	2022	2021

Note receivable	$295,000	$295,000
Repayment of note	(7,000)	-
Allowance for doubtful account	(100,000)	(100,000)
Note receivable, net of allowance	188,000	195,000
Current portion, net of allowance	$119,644	$82,000
Noncurrent portion, net of allowance	$68,356	$113,000

9.	INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or net realizable value, Inventory is comprised of the following as of:

	June 30,	December 31,
	2022	2021

Finished goods	$4,787,957	$4,798,203
Fabricated assemblies	100,644	142,457
Total inventory	$4,888,601	$4,940,660

10.	RESALABLE SOFTWARE LICENSE RIGHTS

On December 31, 2015, the Company purchased third-party software licenses in the amount of $180,000 in anticipation of a large pending deployment that has yet to materialize. The Company is amortizing the total cost over the greater of actual unit cost of licenses sold or the straight line method over 10 years with the greater of the two approaches being the actual unit cost per license sold. A total of $2,479 and $2,488 was expensed during the three month periods ended June 30, 2022 and 2021, respectively. A total of $4,984 and $5,009 was expensed during the six month periods ended June 30, 2022 and 2021, respectively. Since the license purchase, the cumulative amount of $126,127 has been expensed, with a carrying balance of $43,768 and $48,752 as of June 30, 2022 and December 31, 2021, respectively.

The Company has classified the balance as non-current until a larger deployment occurs.

Estimated minimum amortization expense based on straight-line amortization of the software license rights over the remaining useful life approximates the following:

Years ending December 31
2022 (six months remaining)	$13,095
2023	18,000
2024	12,673
Total	$43,768

11.	INVESTMENT IN DEBT SECURITY

The Company purchased a 4,000,000 Hong Kong dollar denominated Bond Certificate with a financial institution in Hong Kong in June 2020. The Bond Certificate translated to $512,821 U.S. Dollars, based on the what exchange rate was at the purchase date. The Company can invest up to 20,000,000 Hong Kong dollars under the terms of the certificate, bearing interest at 5% per annum. The investment was originally recorded at amortized cost. The Company has yet to receive the proceeds and accrued interest from the investment and as such, the debt security, due to the delay in the receipt of the proceeds, recorded a $210,000 reserve.

12.	COMMITMENTS

Sales Incentive Agreement with TTI

On March 25, 2020, the Company entered into a sales incentive agreement with TTI. Terms of the agreement include the following:

1.	The original term of the agreement was one year unless notice to terminate (as defined) was given. The agreement is automatically extended for additional one-year terms unless terminated.

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

There has been no revenue generated from this agreement.

Distribution Agreement

Swivel Secure has a distribution agreement with Swivel Secure Limited (“SSL”). Terms of the agreement include the following:

1.	The initial term of the agreement ends on January 31, 2027 and will be automatically extended for additional one-year terms thereafter unless either party provides written notice to the other party not later than 30 days before the end of the term that it does not want to extend the term.

2.	SSL appoints Swivel Secure as the exclusive distributor of SSL’s products, to market, sell and distribute in the EMEA (Europe, Middle East and Africa), excluding the United Kingdom and Republic of Ireland, for a defined discount.

3.	Swivel Secure is expected to generate a certain minimum level of orders of SSL products each year during the term of the agreement. If the Company fails to meet such minimum level of orders in any year, the exclusive distribution rights will terminate and the Company will serve as a non-exclusive distributer of SSL Products.

The Company expects the revenue targets to continue to be agreed to, based on historical negotiations and increasing distribution by Swivel Secure.

Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2022, the Company was not a party to any pending lawsuits.

13.	LEASES

The Company leases office space in New Jersey, Hong Kong, Minnesota, New Hampshire with lease termination dates of 2023, 2020, 2022, and 2022, respectively. The leases include non-lease components with variable payments. The following tables present the components of lease expense and supplemental balance sheet information related to the operating leases, for the three and six months ended as of:

	6 Months ended June 30, 2022	6 Months ended June 30, 2021

Lease cost
Operating lease cost	$111,161	$127,946
Total lease cost	$111,161	$127,946

Balance sheet information	June 30, 2022	December 31, 2021
Operating right-of-use assets	$206,792	$254,100

Operating lease liabilities, current portion	$192,581	$177,188
Operating lease liabilities, non-current portion	22,004	86,974
Total operating lease liabilities	$214,585	$264,162

Weighted average remaining lease term (in years) – operating leases	1.03	1.45
Weighted average discount rate – operating leases	5.50%	5.50%

Cash paid for amounts included in the measurement of operating lease liabilities for the six months ended June 30, 2022 and 2021:	$65,108	$63,812

Maturities of operating lease liabilities were as follows as of June 30, 2022:

2022 (6 months remaining)	$112,466
2023	107.911
Total future lease payments	$220,377
Less: imputed interest	(5,792)
Total	$214,585

14.	EARNINGS (LOSS) PER SHARE - COMMON STOCK (“EPS”)

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

The following table sets forth options and warrants which were excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months ended June 30,		Six Months ended June 30,
	2022	2021	2022	2021

Stock options	212,461	212,545	212,461	212,545
Warrants	4,689,387	4,689,387	4,689,387	4,689,387
Total	4,901,848	4,901,932	4,901,848	4,901,932

15.	STOCKHOLDERS’ EQUITY

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

Issuances of Common Stock

On March 8, 2022, the Company issued 269,060 shares of common stock of which 89,687 shares were held back by the Company to secure certain indemnification obligations under the Swivel Secure stock purchase agreement. The shares of Company common stock were issued at a total cost of $600,004, priced at $2.23, based on the contractual 20 day volume-weighted average price of the Company’s common stock immediately prior to the payment date as reported on the Nasdaq Capital Market

On June 18, 2021, the stockholders approved the Employee Stock Purchase Plan. Under the terms of this plan, 789,000 shares of common stock are reserved for issuance to employees and officers of the Company at a purchase price equal to 85% of the lower of the closing price of the common stock on the first day or the last day of the offering period as reported on the Nasdaq Capital Market. Eligible employees are granted an option to purchase shares under the plan funded by payroll deductions. The Board may suspend or terminate the plan at any time, otherwise the plan expires June 17, 2031. On December 31, 2021, 19,484 shares were issued to employees which resulted in a $10,680 non-cash compensation expense for the Company. On June 30, 2022, 26,006 shares were issued to employees which resulted in a $8,314 non-cash compensation expense for the Company.

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

During the six-month periods ended June 30, 2022 and 2021, the Company issued 275,500 and 2,500 shares of restricted common stock to certain employees and the board, respectively. These shares vest in equal annual installments over a three-year period from the date of grant and had a fair value on the date of issuance of $592,075 and $8,425, respectively.

During the six-month periods ended June 30, 2022 and 2021, 1,250 and 1,250 shares of restricted common stock were forfeited, respectively.

Restricted stock compensation for the three-month periods ended June 30, 2022 and 2021, was $51,204 and $16,346, respectively.

Restricted stock compensation for the six-month periods ended June 30, 2022 and 2021, was $91,044 and $33,721, respectively.

Issuances to Directors, Executive Officers & Consultants

During the three and six-month periods ended June 30, 2022, the Company issued 9,117 and 18,499 shares of common stock to its directors in lieu of payment of board and committee fees valued at $18,006 and $40,026, respectively.

During the three and six-month periods ended June 30, 2021, the Company issued 1,748 and 3,839 shares of common stock to its directors in lieu of payment of board and committee fees valued at $5,505 and $13,015, respectively.

Employees’ exercise options

During the three and six-month periods ended June 30, 2022 and 2021, no employee stock options were exercised.

3. Warrants

There were no warrants issued during the three and six-month periods ended June 30, 2022 and 2021.

16.	FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, due from factor, accounts payable and accrued liabilities are carried at, or approximate, fair value because of their short-term nature. The carrying value of the Company’s government loan payable approximates fair value as the interest rate related to the financial instruments approximated market.

17.	MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

For the three month periods ended June 30, 2022, and 2021, one customer accounted for 12% and two customers accounted for 36% of revenue, respectively. For the six month periods ended June 30, 2022, and 2021, one customer accounted for 14% and two customers accounted for 34% of revenue, respectively.

One customer accounted for 20% of current accounts receivable at June 30, 2022. At December 31, 2021, three customers accounted for 87% of current accounts receivable.

18.	INCOME TAXES

The Company recorded no income tax expense for the three and six months ended June 30, 2022 and 2021 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyses various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of June 30, 2022, and December 31, 2021, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

19.	SUBSEQUENT EVENTS

On August 11, 2022, the Company issued 6,915 shares of common stock to its directors in payment of meeting fees. Additionally, the Company issued an aggregate of 2,500 shares of restricted stock with three-year vesting period to three new employees. All the shares were issued at $2.17 the closing price on August 11, 2022, as reported on the Nasdaq Capital Market.

The Company has reviewed subsequent events through the date of this filing.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “should,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. These statements are not guarantees of future performance or events and are subject to risks and uncertainties that may cause actual results to differ materially from those included within or implied by such forward-looking statements. These risks and uncertainties include, without limitation, our history of losses and limited revenue; our ability to raise additional capital; our ability to protect our intellectual property; changes in business conditions; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; security breaches; competition in the biometric technology and identity access management industries; market acceptance of biometric products generally and our products under development; our ability to execute and deliver on contracts in Africa; our ability to expand into Asia, Africa and other foreign markets; our ability to integrate the operations and personnel of PistolStar and Swivel Secure into our business; fluctuations in foreign currency exchange rates; the duration and severity of the current coronavirus COVID-19 pandemic and its effect on our business operations, sales cycles, personnel, and the geographic markets in which we operate; the duration and extent of continued hostilities in Ukraine and its impact on our European customers; delays in the development of products, statements of assumption underlying any of the foregoing, and numerous other matters of national, regional and global scale, including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to disclose any revisions to these forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Overview

BIO-key International, Inc. (the “Company,” “BIO-key,” “we,” or “us”) is a leading identity and access management (IAM) platform provider enabling secure work-from-anywhere for enterprise, education, and government customers.  Our vision is to enable any organization to secure streamlined and passwordless workforce, customer, citizen and student access to any online service, workstation, or mobile application, without a requirement to use tokens or phones.  Our products include PortalGuard® and PortalGuard Identity-as-a-Service (IDaaS) enterprise IAM, PINsafe, WEB-key® biometric civil and large-scale ID infrastructure, and high-quality, low-cost accessory hardware to provide a full and complete solution for identity-innovating customers.

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

With our recent acquisition of Swivel Secure, we have added AuthControl Sentry, AuthControl Enterprise and AuthControl MSP product lines to our solutions set. The software includes a patented one-time-code extraction technology, helping enterprises manage the increasing data security risks posed by cloud services and bring you own device policies.

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

Recent Developments.

On March 8, 2022, we expanded our sales and support operation into Europe, Africa and the Middle East (“EMEA”) by acquiring Swivel Secure Europe, SA. ("Swivel Secure") for up to $2.25 million. Swivel Secure is a Madrid, Spain based provider of IAM solutions serving over 300 customers through a network of channel partners throughout EMEA. Swivel Secure is the exclusive distributer of AuthControl Sentry, AuthControl Enterprise and AuthControl MSP product line in EMEA, excluding the United Kingdom and Ireland. Swivel Secure maintains a direct sales force with offices in Madrid, Spain and Lisbon, Portugal. There can be no assurance that we will be able to manage Swivel Secure’s business or successfully integrate the business with our historic operations without substantial costs, delays or other operational or financial challenges.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2022 AS COMPARED TO JUNE 30, 2021

Consolidated Results of Operations - Percent Trend

	Three Months Ended June 30,
	2022	2021
Revenues
Services	22%	29%
License fees	60%	67%
Hardware	18%	4%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	9%	16%
Cost of license fees	18%	5%
Cost of hardware	10%	3%
Total Cost of Goods Sold	37%	24%
Gross profit	63%	76%

Operating expenses
Selling, general and administrative	103%	139%
Research, development and engineering	40%	49%
Total Operating Expenses	143%	188%
Operating loss	-80%	-112%

Other expense	-8%	-5%

Net loss	-88%	-117%

Revenues and cost of goods sold

	Three months ended June 30,
	2022	2021	$ Change	% Change

Revenues
Service	$435,106	$286,641	$146,465	52%
License	1,162,148	662,193	499,955	75%
Hardware	349,861	43,256	306,605	709%
Total Revenue	$1,947,115	$992,090	$955,025	96%

	Three months ended June 30,
	2022	2021	$ Change	% Change
Cost of Goods Sold
Service	$180,677	$158,440	$22,237	14%
License	358,136	48,373	309,763	640%
Hardware	185,140	32,756	152,384	465%
Total COGS	$723,953	$239,569	$484,384	202%

Revenues

For the three months ended June 30, 2022, and 2021, service revenues included approximately $324,000 and $226,000, respectively, of recurring maintenance and support revenue, and approximately $111,000 and $61,000 respectively, of non-recurring custom services revenue.  Recurring service revenue increased $98,000 or 44% in 2022 which was due largely to the additional service revenue from Swivel Secure customers. Non-recurring custom services increased 82% due to additional new customer customizations and upgrades from on-premise to cloud deployments. As our customer base continues to grow, we expect the service revenue to increase in future periods.

For the three months ended June 30, 2022, license revenue increased $499,955 or 57% to $1,162,148 from $662,193 in the corresponding period in 2021. We increased both the variation and number of customers, including additional revenue from the Swivel Secure customers, and PistolStar cloud migrations primarily in the higher education market.

For the three months ended June 30, 2022, hardware sales increased by 709% to $349,861 from $43,256 in the corresponding period in 2021. The increase was due largely to two add-on orders from an existing customer in Asia, and a large order for our Pocket 10 product from a new customer in 2022, as compared to 2021.

Costs of goods sold

For the three months ended June 30, 2022, cost of service increased approximately $22,000 or 14% to $180,033 due to the increased costs to support the PortalGuard and Swivel Secure deployments, compared to the three months ended June 30, 2021. For the three months ended June 30, 2022, license fees increased to $358,136 from $48,373 during the three months ended June 30, 2021, due largely to an increase in revenue and third-party software for the Swivel Secure licenses. For the three months ended June 30, 2022, hardware costs increased to $185,140 from $32,756 during the three months ended June 30, 2021, related to costs associated with increased hardware revenue.

Selling, general and administrative

	Three months ended June 30,
	2022	2021	$ Change	% Change

Selling, general and administrative	$2,006,576	$1,374,084	$632,489	46%

Selling, general and administrative expenses for the three months ended June 30, 2022, increased 46% from the corresponding period in 2021. The increases included sales costs related to Swivel Secure operations, expenses for the annual shareholders meeting, share based compensation, travel, and wages and benefits for new employees

Research, development and engineering

	Three months ended June 30,
	2022	2021	$ Change	% Change

Research, development, and engineering	$784,083	$490,952	$293,131	60%

For the three months ended June 30, 2022, research, development, and engineering costs increased 60% to $784,083 as compared to $490,952 for the corresponding period in 2021. Included in the increase were personnel costs associated with retaining outside services related to the development of our MobileAuth application, and wages and benefits for new employees.

Other income (expense)

	Three months ended
	June 30,
	2022	2021	$ Change	% Change

Other income (expense)
Interest income	$77	$832	$(755)	-91%
Loss on foreign currency transactions	-	(50,000)	(50,000)	100%
Investment-debt security reserve	(150,000)	-	(150,000)	100%
Interest expense	(1,540)	-	(1,540)	100%
Other expense	$(151,463)	$(49,168)	$(152,295)	310%

The amounts for other income (expense) for the three month period ended June 30, 2022 consisted of interest income of $77, a reserve on the investment-debt security as adjustment for collections in the amount of $150,000, and interest expense of $1,540 on the government loan through the BBVA bank for $1,540. The amounts for the three months ended June 30, 2021, related to interest income of $832, offset by the foreign currency adjustment to an accounts receivable invoice of $50,000.

SIX MONTHS ENDED JUNE 30, 2022 AS COMPARED TO JUNE 30, 2021

Consolidated Results of Operations - Percent Trend

	Six Months Ended June 30,
	2022	2021
Revenues
Services	21%	23%
License fees	67%	40%
Hardware	12%	37%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	10%	12%
Cost of license fees	11%	3%
Cost of hardware	6%	20%
Total Cost of Goods Sold	27%	35%
Gross profit	73%	65%

Operating expenses
Selling, general and administrative	98%	101%
Research, development and engineering	41%	32%
Total Operating Expenses	139%	133%
Operating loss	-66%	-68%

Other expense	-4%	-2%

Net loss	-70%	-70%

Revenues and cost of goods sold

	Six months ended June 30,
	2022	2021	$ Change	% Change
Revenues
Service	$830,910	$666,663	$164,247	25%
License	2,622,331	1,141,151	1,481,180	130%
Hardware	435,045	1,072,914	(637,869)	-59%
Total Revenue	$3,888,286	$2,880,728	$1,007,558	35%

Cost of Goods Sold
Service	391,590	334,384	57,206	17%
License	431,366	87,342	344,024	394%
Hardware	238,438	584,478	(346,040)	-59%
Total COGS	$1,061,394	$1,006,204	$54,546	5%

Revenues

For the six months ended June 30, 2022, and 2021, service revenues included approximately $640,000 and $573,000, respectively, of recurring maintenance and support revenue, and approximately $191,000 and $93,000, respectively, of non-recurring custom services revenue.  Recurring service revenue increased 12% in the first six months of 2022 due largely to the additional service revenue from PistolStar customers. Non-recurring custom services increased 104% in the first six months of 2022 due largely to the additional service revenue from Swivel Secure customers. As our customer base continues to grow, we expect the service revenue to increase in future periods.

For the six months ended June 30, 2022, license revenue increased 130% to $2,622,331 from $1,141,151 during the corresponding period in 2021. We increased both the variation and number of customers, including additional revenue from the Swivel Secure customers, and PistolStar cloud migrations primarily in the higher education market.

Hardware sales decreased $637,869 during the six months ended June 30, 2022, to $435,045 from $1,072,914 during the six months ended June 30, 2021. The decrease was attributable largely to Q1 2021 sales in Nigeria to an international government agency, which did not recur in 2022, due to delayed roll out of the government project.

Costs of goods sold

For the six months ended June 30, 2021, cost of service increased $57,206 or 17% to $390,946 due to the increased costs to support the PortalGuard and Swivel Secure deployments, compared to the six months ended June 30, 2021. For the six months ended June 30, 2021, license fees increased to $344,024 from $87,342 during the six months ended June 30, 2021, due largely to an increase in revenue and third-party software for the Swivel Secure licenses. For the six months ended June 30, 2022, hardware costs decreased to $238,438 from $584,478 during the six months ended June 30, 2021, corresponding to decreased hardware revenue.

Selling, general and administrative

	Six months ended June 30,
	2022	2021	$ Change	% Change

Selling, general and administrative	$3,804,571	$2,890,482	$914,089	32%

Selling, general and administrative expenses for the six months ended June 30, 2022, increased 32% from the corresponding period in 2021. The increases included sales expenses related to Swivel Secure operations,  expenses for the annual shareholder meeting, share based compensation, travel, to legal and professional fees and expenses incurred in connection with the acquisition of Swivel Secure and increased sales and marketing personnel costs.

Research, development and engineering

	Six months ended June 30,
	2022	2021	$ Change	% Change

Research, development and engineering	$1,589,349	$932,603	$656,746	70%

For the six months ended June 30, 2022, research, development and engineering costs increased 70% from $932,603 to $1,585,158. Included in the increase were personnel costs associated with retaining outside services related to the development of our MobileAuth application, and wages and benefits for new employees.

Other income (expense)

	Six months ended
	June 30,
	2022	2021	$ Change	% Change
Interest income (expense)
Interest income	$208	$3,447	$(3,239)	-94%
Loss on foreign currency transactions	-	(50,000)	50,000	100%
Investment-debt security reserve	(150,000)	-	(150,000)	-100%
Interest expense	(1,540)	(18,000)	(16,460)	91%
Other expense	$(151,332)	$(64,553)	$(86,779)	134%

The amounts for other income (expense) for the six month period ended June 30, 2022 consisted of interest income of $208, a reserve on the investment-debt security as adjustment for collections of such security of $150,000, and interest expense on the government loan through the BBVA bank for $1,540. Other expense for the 2021 period related to interest expense from the amortization of debt discounts and a foreign currency adjustment to an accounts receivable invoice, offset by interest income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating activities overview

Net cash used by operations during the six months ended June 30, 2022 was $2.3 million. Items of note included:

●	Net positive cash flows related to adjustments for non-cash expenses of approximately $602,000.

●	Net positive cash flows related to inventory, accounts payable and deferred revenue of approximately $530,000.

●	Negative cash flows related to changes in accounts receivable, prepayments and accrued liabilities of approximately $519,000, due to working capital management.

Investing activities overview

Net cash used in investing activities during the six months ended June 30, 2022 was $520,000. This consisted of approximately $23,000 of capital expenditures, $7,000 of receipts from notes receivable, $544,000 (net of cash acquired and currency adjustment) to fund the cash portion of the purchase price for Swivel Secure, and $39,000  for sales of common stock under the employee stock purchase plan.

Liquidity and Capital Resources

Since our inception, our capital needs have been principally met through proceeds from the sale of equity and debt securities. We expect capital expenditures to be less than $100,000 during the next twelve months.

In connection with the acquisition of Swivel Secure, we assumed a €500,000 government loan that was issued through BBVA Bank during the COVID-19 pandemic.  The loan bears interest at the rate of 1.75% per annum and is payable in monthly installments of approximately $11,900 inclusive of interest from May 2022 through April 2026. Upon closing of the acquisition, Swivel Secure had cash equal to the outstanding balance.

Liquidity outlook

At June 30, 2022, our total cash and cash equivalents were approximately $4,893,000, as compared to approximately $7,754,000 at December 31, 2021.  At June 30, 2022 we had working capital of approximately $8,796,000.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We currently require approximately $814,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation.  During for the first six months of 2022, we generated approximately $3,888,000 of revenue, which is below our average monthly requirements. We expect that Swivel Secure will generate positive cash flow in 2022 to further support operations. If we are unable to generate sufficient revenue to fund current operations and execute our business plan, we may need to obtain additional third-party financing. As of the date of this report, we do not expect that we will need to obtain additional financing during the next twelve months.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BIO-Key International, Inc.

Dated: August 17, 2022	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer
(Principal Executive Officer)

Dated: August 17, 2022	/s/ Cecilia C. Welch
Cecilia C. Welch
Chief Financial Officer
(Principal Financial Officer)