Form 10-Q
period 2022-09-30
BIO KEY INTERNATIONAL INC
filed 2022-11-14
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of November 11, 2022, is 8,465,211.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

PART I -- FINANCIAL INFORMATION

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,774,617	$7,754,046
Accounts receivable, net	1,808,036	970,626
Due from factor	49,500	49,500
Note receivable, net of allowance	-	82,000
Inventory	4,892,667	4,940,660
Prepaid expenses and other	357,726	216,041
Total current assets	9,882,546	14,012,873
Resalable software license rights	41,286	48,752
Investment – debt security, net	262,821	452,821
Equipment and leasehold improvements, net	125,824	69,168
Capitalized contract costs, net	298,673	249,012
Deposits and other assets	8,712	8,712
Note receivable, net of allowance	146,000	113,000
Operating lease right-of-use assets	263,377	254,100
Intangible assets, net	1,799,074	1,298,077
Goodwill	2,197,698	1,262,526
Total non-current assets	5,143,465	3,756,168
TOTAL ASSETS	$15,026,011	$17,769,041

LIABILITIES
Accounts payable	$1,068,571	$427,772
Accrued liabilities	875,903	828,997
Earnout payable – Swivel acquisition	500,000	-
Government loan – BBVA Bank, current portion	120,000	-
Deferred revenue, current portion	600,819	565,355
Operating lease liabilities, current portion	178,277	177,188
Total current liabilities	3,343,570	1,999,312
Deferred revenue, net of current portion	75,187	67,300
Operating lease liabilities, net of current portion	86,874	86,974
Government loan – BBVA Bank, net of current portion	321,872	-
Total non-current liabilities	483,933	154,274
TOTAL LIABILITIES	3,827,503	2,153,586

Commitments and Contingencies

STOCKHOLDERS’ EQUITY

Common stock — authorized, 170,000,000 shares; issued and outstanding; 8,452,621 and 7,853,759 of $.0001 par value at September 30, 2022 and December 31, 2021, respectively	845	786
Additional paid-in capital	121,123,352	120,190,139
Accumulated other comprehensive loss	(229,350)	-
Accumulated deficit	(109,696,339)	(104,575,470)
TOTAL STOCKHOLDERS’ EQUITY	11,198,508	15,615,455
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,026,011	$17,769,041

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues
Services	$371,956	$318,500	$1,202,866	$985,163
License fees	918,260	870,459	3,540,592	2,011,610
Hardware	83,333	109,870	518,377	1,182,784
Total revenues	1,373,549	1,298,829	5,261,835	4,179,557
Costs and other expenses
Cost of services	162,632	176,976	554,222	511,360
Cost of license fees	173,310	45,986	604,677	133,328
Cost of hardware	57,841	71,712	296,278	656,190
Total costs and other expenses	393,783	294,674	1,455,177	1,300,878
Gross profit	979,766	1,004,155	3,806,658	2,878,679

Operating Expenses
Selling, general and administrative	2,510,706	1,385,534	6,315,277	4,276,016
Research, development and engineering	829,506	612,597	2,418,855	1,545,200
Total Operating Expenses	3,340,212	1,998,131	8,734,132	5,821,216
Operating loss	(2,360,446)	(993,976)	(4,927,474)	(2,942,537)
Other income (expense)
Interest income	8	329	216	3,776
Loss on foreign currency transactions	-	-	-	(50,000)
Investment-debt security reserve	(40,000)	(30,000)	(190,000)	(30,000)
Noncash interest expense	-	-	-	(18,000)
Interest expense	(2,071)	-	(3,611)	-
Total other income (expense), net	(42,063)	(29,671)	(193,395)	(94,224)
Net loss	$(2,402,509)	$(1,023,647)	$(5,120,869)	$(3,036,761)

Comprehensive loss:
Net loss	$(2,402,509)	$(1,023,647)	$(5,120,869)	$(3,036,761)
Other comprehensive loss – Foreign currency translation adjustment	(119,269)	-	(229,350)	-
Net loss available to common stockholders	$(2,521,778)	$(1,023,647)	$(5,350,219)	$(3,036,761)

Basic and Diluted Loss per Common Share	$(0.29)	$(0.13)	$(0.64)	$(0.39)

Weighted Average Common Shares Outstanding:
Basic and diluted	8,148,848	7,790,778	8,054,207	7,788,734

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance as of January 1, 2022	7,853,759	$786	$120,190,139	$-	$(104,575,470)	$15,615,455
Issuance of common stock for directors’ fees	9,382	1	22,019	-	-	22,020
Issuance of common stock pursuant to Swivel purchase agreement	269,060	27	599,977	-	-	600,004
Issuance of restricted common stock to employees and directors	274,250	27	(27)	-	-	-
Foreign currency translation adjustment	-	-	-	55,802	-	55,802
Share-based compensation	-	-	87,677	-	-	87,677
Net loss	-	-	-	-	(999,403)	(999,403)
Balance as of March 31, 2022	8,406,451	$841	$120,899,785	$55,802	$(105,574,873)	$15,381,555
Issuance of common stock for directors’ fees	9,117	1	18,005	-	-	18,006
Issuance of restricted common stock to employees	1,250	-	-	-	-	-
Restricted stock forfeited	(1,250)	-	-	-	-	-
Issuance of common stock for Employee stock purchase plan	26,006	2	39,123	-	-	39,125
Share based compensation for employee stock plan	-	-	8,314	-	-	8,314
Foreign currency translation adjustment	-	-	-	(165,883)	-	(165,883)
Share-based compensation	-	-	57,379	-	-	57,379
Net loss	-	-	-	-	(1,718,957)	(1,718,957)
Balance as of June 30, 2022	8,441,574	$844	$121,022,606	$(110,081)	$(107,293,830)	$13,619,539
Issuance of common stock for directors’ fees	8,547	1	18,008	-	-	18,009
Issuance of restricted common stock to employees	2,500	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	(119,269)	-	(119,269)
Share-based compensation	-	-	82,738	-	-	82,738
Net loss	-	-	-	-	(2,402,509)	(2,402,509)
Balance as of September 30, 2022	8,452,621	$845	$121,123,352	$(229,350)	$(109,696,339)	$11,198,508

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

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(5,120,869)	$(3,036,761)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	33,813	48,210
Amortization of intangible assets	216,806	169,639
Amortization of capitalized contract costs	80,019	78,477
Operating leases right-of-use assets	87,903	173,718
Loss on foreign currency transactions	-	50,000
Reserve for Investment – debt security	190,000	30,000
Allowance for note receivable	40,000	100,000
Share and warrant-based compensation for employees and consultants	236,108	221,298
Stock based directors’ fees	58,035	19,023
Bad debts	130,111	-
Amortization of debt discount	-	18,000
Change in assets and liabilities:
Accounts receivable	(264,635)	(1,043,190)
Due from factor	-	6,953
Capitalized contract costs	(120,968)	(131,758)
Inventory	47,993	(4,303,888)
Resalable software license rights	7,466	-
Prepaid expenses and other	(120,977)	(749,045)
Accounts payable	239,227	1,192,887
Accrued liabilities	(6,882)	190,935
Deferred revenue	43,351	31,048
Operating lease liabilities	(104,904)	(173,668)
Net cash used for operating activities	(4,328,403)	(7,108,122)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Swivel Secure, net of cash acquired of $729,905	(543,578)	-
Receipt of cash from note receivable	9,000	-
Receipt of cash from Employee stock purchase plan	39,125	-
Capital expenditures	(31,066)	(37,883)
Net cash used for investing activities	(526,519)	(37,883)
CASH FLOW FROM FINANCING ACTIVITIES:
Costs to issue convertible notes	-	(5,228)
Repayment of convertible note	-	(250,000)
Net cash used for financing activities	-	(255,228)

Effect of exchange rate changes	(124,507)	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,979,429)	(7,401,233)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,754,046	16,993,096
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,774,617	$9,591,863

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2022	2021

Cash paid for:
Interest	$3,661	$18,000

Noncash investing and financing activities
Accounts receivable acquired from Swivel Secure	$702,886	$-
Equipment acquired from Swivel Secure	$65,640	$-
Other assets acquired from Swivel Secure	$20,708	$-
Intangible assets acquired from Swivel Secure	$762,860	$-
Goodwill resulting from the acquisition from Swivel Secure	$1,067,372	$-
Accounts payable and accrued expenses acquired from Swivel Secure	$431,884	$-
Government loan acquired from Swivel Secure	$544,000	$-
Common stock issued for acquisition of Swivel Secure	$600,004	$-
Operating lease right-of-use asset and liability for new lease	$105,893	$-

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 (Unaudited)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

The Company, founded in 1993, develops and markets proprietary fingerprint identification biometric technology and software solutions enterprise-ready identity access management solutions to commercial, government and education customers throughout the United States and internationally. The Company was a pioneer in developing automated, finger identification technology that supplements or compliments other methods of identification and verification, such as personal inspection identification, passwords, tokens, smart cards, ID cards, PKI, credit cards, passports, driver’s licenses, OTP or other form of possession or knowledge-based credentialing. Additionally, BIO-key® technology has been, and is, used to improve both the accuracy and speed of competing finger-based biometrics.

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The balance sheet at December 31, 2021 was derived from the audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on April 1, 2022.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), referred to herein as ASU 2016-13, which significantly changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the existing incurred loss model with an expected credit loss model that requires entities to estimate an expected lifetime credit loss on most financial assets and certain other instruments. Under ASU 2016-13 credit impairment is recognized as an allowance for credit losses, rather than as a direct write-down of the amortized cost basis of a financial asset. The impairment allowance is a valuation account deducted from the amortized cost basis of financial assets to present the net amount expected to be collected on the financial asset. Once the new pronouncement is adopted by the Company, the allowance for credit losses must be adjusted for management’s current estimate at each reporting date. The new guidance provides no threshold for recognition of impairment allowance. Therefore, entities must also measure expected credit losses on assets that have a low risk of loss. For instance, trade receivables that are either current or not yet due may not require an allowance reserve under currently generally accepted accounting principles, but under the new standard, the Company will have to estimate an allowance for expected credit losses on trade receivables under ASU 2016-13. ASU 2016-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2022 for smaller reporting companies. Early adoption is permitted. The Company is currently assessing the impact ASU 2016-13 will have on its consolidated financial statements and plans to assess assets by year end.

Management does not believe that any other recently issued, but not yet effective, accounting standard, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

2.	GOING CONCERN

The Company has historically financed our operations through access to the capital markets by issuing convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. The Company currently requires approximately $814,000 per month to conduct operations, a monthly amount that it has been unable to consistently achieve through revenue generation. During the first nine months of 2022, the Company generated $5,261,835 of revenue, which is below its average monthly requirements. Given the uncertainty of the duration and severity of the current COVID-19 pandemic and the conflict between Ukraine and Russia and their effects on the Company’s business operations, sales cycles, personnel, and the geographic markets in which the Company operates, and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature, the related financial impact cannot be reasonably estimated at this time. As of the date of this report, the Company does not have enough cash for twelve months of operations, but expects to increase cash through increased sales by year-end.  Our total cash balance as of September 30, 2022 was approximately $2.8 million, with an additional $1,808,036 in trade accounts receivables, which we expect to collect by the beginning of December. In addition, the Company continues to hold approximately $4.9 million in inventory which the Company expects to convert 50 % to cash over the ensuing 6 months. With the addition of the Swivel Secure Europe, SA (“Swivel Secure”), the Company expects additional cash flows in excess of $1 million annually (see Note 4), based on Swivel Secure’s current recurring revenue and expense projections.

3.	REVENUE FROM CONTRACTS WITH CUSTOMERS

In accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. To achieve this core principle, the Company applies the following five steps:

●	Identify the contract with a customer
●	Identify the performance obligations in the contract
●	Determine the transaction price
●	Allocate the transaction price to performance obligations in the contract
●	Recognize revenue when or as the Company satisfies a performance obligation

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three month periods ended September 30, 2022 and September 30, 2021:

	North America	Africa	EMESA*	Asia	September 30, 2022

Services	$280,192	$22,677	$69,087	$-	$371,956
License fees	468,090	-	450,170	-	918,260
Hardware	48,226	13,800	11,412	9,895	83,333
Total Revenues	$796,508	$36,477	$530,669	$9,895	$1,373,549

	North America	Africa	EMESA*	Asia	September 30, 2021

Services	$259,965	$42,000	$12,759	$3,776	$318,500
License fees	534,775	308,000	20,678	7,006	870,459
Hardware	84,445	13,425	-	12,000	109,870
Total Revenues	$879,185	$363,425	$33,437	$22,782	$1,298,829

The following table summarizes revenue from contracts with customers for the nine month periods ended September 30, 2022 and September 30, 2021:

	North America	Africa	EMESA*	Asia	September 30, 2022

Services	$936,910	$60,629	$205,274	$53	$1,202,866
License fees	1,436,704	517,161	1,507,051	79,676	3,540,592
Hardware	323,338	25,833	18,342	150,864	518,377
Total Revenues	$2,696,952	$603,623	$1,730,667	$230,593	$5,261,835

	North America	Africa	EMESA*	Asia	September 30, 2021

Services	$891,856	$42,000	$41,109	$10,198	$985,163
License fees	1,307,265	557,484	72,205	74,656	2,011,610
Hardware	176,414	698,264	265,996	42,110	1,182,784
Total Revenues	$2,375,535	$1,297,748	$379,310	$126,964	$4,179,557

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

Transaction Price Allocated to the Remaining Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2022. The Company’s contracts satisfy the following applicable guidance that limits this requirement:

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

Deferred Revenue

Deferred revenue includes customer advances and amounts that have been paid by customer for which the contractual maintenance terms have not yet occurred. The majority of these amounts are related to maintenance contracts for which the revenue is recognized ratably over the applicable term, which is generally 12-60 months. Maintenance revenue which would be recognized based on contract periods that extend beyond 12 months from the balance sheet date, is segregated as long term deferred revenue. Maintenance contracts include provisions for unspecified when-and-if available product updates and customer telephone support services. At September 30, 2022 and December 31, 2021, amounts in deferred revenue were approximately $676,000 and $633,000, respectively. Revenue recognized during the three and nine-months ended September 30, 2022 from amounts included in deferred revenue at the beginning of the period was approximately $62,000 and $448,000, respectively. Revenue recognized during the three and nine-months ended September 30, 2021 from amounts included in deferred revenue at the beginning of the period was approximately $72,000 and $502,000, respectively. The Company did not recognize any revenue from performance obligations satisfied in prior periods.

4.	SWIVEL SECURE EUROPE, SA ACQUISITION

On March 8, 2022, the Company completed the acquisition of 100% of the issued and outstanding capital stock of Swivel Secure based in Madrid, Spain, pursuant to the terms of a stock purchase agreement. The aggregate purchase price consisted of a base purchase price of $1.75 million, subject to closing adjustments based on the closing date working capital, indebtedness and unpaid transaction expenses, and an earn-out of $500,000. The earn-out is payable based on Swivel Secure generating $3,000,000 of revenue and $1,000,000 of operating profit during an earn-out period commencing on the closing date and ending on January 31, 2023. The earn-out payment, if any, will be paid at the Company’s option, in cash or shares of Company common stock priced at the 20 day volume-weighted average price of the Company’s common stock immediately prior to the payment date as reported on the Nasdaq Capital Market. At the closing, the Company made a cash payment of $1.27 million and issued 269,060 shares of common stock of which 89,687 shares were held back by the Company to secure certain indemnification obligations under the stock purchase agreement. The shares of Company common stock were priced at $2.23, the contractual 20 day volume-weighted average price of the Company’s common stock immediately prior to the payment date as reported on the Nasdaq Capital Market.

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

The significant intangible asset identified in the purchase price allocation discussed above include Customer Relationships. To value the Customer Relationships, with a useful life between six to eight years, the Company utilized the Excess Earnings Method, which isolates the value of the specific intangible asset by discounting its income stream to present value.

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

Accounts receivable at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021

Accounts receivable - current	$2,131,821	$1,234,411
Loss on foreign currency	(50,000)	(50,000)
Allowance for doubtful account	(273,785)	(213,785)
Accounts receivable, net of allowances for doubtful accounts	$1,808,036	$970,626

6.	SHARE BASED COMPENSATION

The following table presents share-based compensation expenses included in the Company’s unaudited condensed interim consolidated statements of operations:

	Three Months Ended September 30,
	2022	2021

Selling, general and administrative	$77,542	$47,694
Research, development and engineering	23,204	10,356
	$100,746	$58,050

	Nine Months Ended September 30,
	2022	2021

Selling, general and administrative	$236,120	$207,342
Research, development and engineering	58,023	32,979
	$294,143	$240,321

7.	FACTORING

Due from factor consisted of the following as of:

	September 30,	December 31,
	2022	2021

Original invoice value	$99,000	$99,000
Factored amount	(49,500)	(49,500)
Due from factor	$49,500	$49,500

The Company entered into an accounts receivable factoring arrangement with a financial institution (the “Factor”) which has been extended to October 31, 2023. Pursuant to the terms of the arrangement, the Company, from time to time, sells to the Factor a minimum of $150,000 per quarter of certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 35% of the foreign and 75% of the domestic accounts receivable balance to the Company (the “Advance Amount”), with the remaining balance, less fees, forwarded to the Company once the Factor collects the full accounts receivable balance from the customer. In addition, the Company, from time to time, receives over advances from the Factor. Factoring fees range from 2.75% to 15% of the face value of the invoice factored and are determined by the number of days required for collection of the invoice. The cost of factoring is included in selling, general and administrative expenses. The cost of factoring was as follows:

	Three Months ended September 30,
	2022	2021

Factoring fees	$11,821	$1,055

	Nine Months ended September 30,
	2022	2021

Factoring fees	$51,348	$33,302

8.	NOTE RECEIVABLE

During the third quarter 2020, the Company loaned $295,000 as an advance to Technology Transfer Institute (“TTI”) to aid in fulfilling the African contracts. The note does not bear any interest if paid within the nine (9) monthly installments beginning December 31, 2020. The note bears a default rate of 5%. Due to the ongoing delays in payment, the Company reserved $140,000 of the note as an allowance. On February 17, 2022, the Company amended the note to modify the payment terms to provide for lower monthly payments, with an updated maturity date on or before December 6, 2023. On May 5, 2022, the Company amended the note to modify the payment terms to eight biweekly installments of $1,000 beginning February 25, 2022, nineteen consecutive monthly installments of $15,000 beginning on July 6, 2022, and $2,000 on or before February 6, 2024. Currently, the payments are three months behind schedule. Due to the delay in payments, the Company has increased the allowance and reclassified the remaining balance to noncurrent. A member of our board of directors served as Chief Executive Officer of TTI until August 12, 2020.

	September 30,	December 31,
	2022	2021

Note receivable	$295,000	$295,000
Repayment of note	(9,000)	-
Allowance for doubtful account	(140,000)	(100,000)
Note receivable, net of allowance	146,000	195,000
Current portion, net of allowance	$-	$82,000
Noncurrent portion, net of allowance	$146,000	$113,000

9.	INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or net realizable value, Inventory is comprised of the following as of:

	September 30,	December 31,
	2022	2021

Finished goods	$4,792,023	$4,798,203
Fabricated assemblies	100,644	142,457
Total inventory	$4,892,667	$4,940,660

10.	RESALABLE SOFTWARE LICENSE RIGHTS

On December 31, 2015, the Company purchased third-party software licenses in the amount of $180,000 in anticipation of a large pending deployment that has yet to materialize. The Company is amortizing the total cost over the greater of actual unit cost of licenses sold or the straight line method over 10 years with the greater of the two approaches being the actual unit cost per license sold. A total of $2,481 and $2,579 was expensed during the three month periods ended September 30, 2022 and 2021, respectively. A total of $7,465 and $7,588 was expensed during the nine month periods ended September 30, 2022 and 2021, respectively. Since the license purchase, the cumulative amount of $138,714 has been expensed, with a carrying balance of $41,286 and $48,752 as of September 30, 2022 and December 31, 2021, respectively.

The Company has classified the balance as non-current until a larger deployment occurs.

Estimated minimum amortization expense based on straight-line amortization of the software license rights over the remaining useful life approximates the following:

Years ending December 31
2022 (three months remaining)	$10,613
2023	18,000
2024	12,673
Total	$41,286

11.	INVESTMENT IN DEBT SECURITY

The Company purchased a 4,000,000 Hong Kong dollar denominated Bond Certificate with a financial institution in Hong Kong in September 2020. The Bond Certificate translated to $512,821 U.S. Dollars, based on the exchange rate at the purchase date. The Company can invest up to 20,000,000 Hong Kong dollars under the terms of the certificate, bearing interest at 5% per annum. The investment was originally recorded at amortized cost and was scheduled to mature in June 2021. The Company has yet to receive the proceeds and accrued interest from the investment and as such, the debt security, due to the delay in the receipt of the proceeds, recorded a $250,000 reserve.

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

Distribution Agreement

Swivel Secure has a distribution agreement with Swivel Secure Limited (“SSL”). Terms of the agreement include the following:

1.

The initial term of the agreement ends on January 31, 2027 and will be automatically extended for additional one-year terms thereafter unless either party provides written notice to the other party not later than 30 days before the end of the term that it does not wish to extend the term.

2.

SSL appoints Swivel Secure as the exclusive distributor of SSL’s products, to market, sell and distribute in the EMEA (Europe, Middle East and Africa), excluding the United Kingdom and Republic of Ireland, for a defined discount on the sale price.

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

Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2022, the Company was not a party to any pending lawsuits.

13.	LEASES

The Company leases office space in New Jersey and New Hampshire with lease termination dates in 2023, Minnesota with a lease termination date in 2024, and Hong Kong with a lease termination date in 2022. The leases include non-lease components with variable payments. The following tables present the components of lease expense and supplemental balance sheet information related to the operating leases, for the three and nine months ended as of:

	3 Months ended September 30, 2022	3 Months ended September 30, 2021	9 Months ended September 30, 2022	9 Months ended September 30, 2021

Lease cost
Operating lease cost	$62,619	$63,973	$163,401	$191,919
Total lease cost	$62,619	$63,973	$163,401	$191,919

Balance sheet information	September 30, 2022	December 31, 2021
Operating right-of-use assets	$263,377	$254,100

Operating lease liabilities, current portion	$178,277	$177,188
Operating lease liabilities, non-current portion	86,874	86,974
Total operating lease liabilities	$265,151	$264,162

Weighted average remaining lease term (in years) – operating leases	1.16	1.45
Weighted average discount rate – operating leases	5.50%	5.50%

Cash paid for amounts included in the measurement of operating lease liabilities for the nine months ended September 30, 2022 and 2021:	$222,483	$191,869

Maturities of operating lease liabilities were as follows as of September 30, 2022:

2022 (3 months remaining)	$68,048
2023	166,160
2024	38,809
Total future lease payments	$273,017
Less: imputed interest	(7,866)
Total	$265,151

14.	EARNINGS (LOSS) PER SHARE - COMMON STOCK (“EPS”)

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

The following table sets forth options and warrants which were excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months ended September 30,		Nine Months ended September 30,
	2022	2021	2022	2021

Stock options	203,257	212,545	203,257	212,545
Warrants	4,672,025	4,689,387	4,672,025	4,689,387
Total	4,875,282	4,901,932	4,875,282	4,901,932

15.	STOCKHOLDERS’ EQUITY

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

During the nine-month periods ended September 30, 2022 and 2021, the Company issued 278,000 and 6,250 shares of restricted common stock to certain employees and the board, respectively. These shares vest in equal annual installments over a three-year period from the date of grant and had a fair value on the date of issuance of $597,500 and $18,456, respectively.

During the nine-month periods ended September 30, 2022 and 2021, 1,250 and 1,250 shares of restricted common stock were forfeited, respectively.

Restricted stock compensation for the three-month periods ended September 30, 2022 and 2021, was $65,836 and $18,360, respectively.

Restricted stock compensation for the nine -month periods ended September 30, 2022 and 2021, was $156,880 and $52,081, respectively.

Issuances to Directors, Executive Officers & Consultants

During the three and nine-month periods ended September 30, 2022, the Company issued 8,547 and 27,046 shares of common stock to its directors in lieu of payment of board and committee fees valued at $18,008 and $58,034, respectively.

During the three and nine-month periods ended September 30, 2021, the Company issued 1,888 and 5,727 shares of common stock to its directors in lieu of payment of board and committee fees valued at $6,008 and $19,023, respectively.

Employees’ exercise options

During the three and nine-month periods ended September 30, 2022 and 2021, no employee stock options were exercised.

3. Warrants

There were no warrants issued during the three and nine-month periods ended September 30, 2022 and 2021.

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

For the three month periods ended September 30, 2022, and 2021, one customer accounted for 16% and one customer accounted for 28% of revenue, respectively. For the nine month periods ended September 30, 2022, and 2021, one customer accounted for 11% and one customer accounted for 16% of revenue, respectively.

One customer accounted for 19% of current accounts receivable at September 30, 2022. At December 31, 2021, three customers accounted for 87% of current accounts receivable.

18.	INCOME TAXES

The Company recorded no income tax expense for the three and nine months ended September 30, 2022 and 2021 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyses various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of September 30, 2022, and December 31, 2021, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

19.	SUBSEQUENT EVENTS

On November 10, 2022, the Company issued 12,590 shares of common stock to its directors in payment of board meeting and committee meeting fees. All the shares were issued at $1.43 the closing price on November 10, 2022, as reported on the Nasdaq Capital Market.

The Company has reviewed subsequent events through the date of this filing.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “should,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. These statements are not guarantees of future performance or events and are subject to risks and uncertainties that may cause actual results to differ materially from those included within or implied by such forward-looking statements. These risks and uncertainties include, without limitation, our history of losses and limited revenue; our ability to raise additional capital; our ability to protect our intellectual property; changes in business conditions; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; security breaches; competition in the biometric technology and identity access management industries; market acceptance of biometric products generally and our products under development; our ability to execute and deliver on contracts in Africa; our ability to expand into Asia, Africa and other foreign markets; our ability to integrate the operations and personnel of Swivel Secure into our business; fluctuations in foreign currency exchange rates; the duration and severity of the current coronavirus COVID-19 pandemic and its effect on our business operations, sales cycles, personnel, and the geographic markets in which we operate; the duration and extent of continued hostilities in Ukraine and its impact on our European customers; delays in the development of products, statements of assumption underlying any of the foregoing, and numerous other matters of national, regional and global scale, including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to disclose any revisions to these forward-looking statements, whether as a result of new information, future events, or otherwise.

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

With our recent acquisition of Swivel Secure, we have added AuthControl Sentry, AuthControl Enterprise, and AuthControl MSP product lines to our solutions set. The software includes a patented one-time-code extraction technology, helping enterprises manage the increasing data security risks posed by cloud services and bring you own device policies.

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

Recent Developments.

On March 8, 2022, we expanded our sales and support operation into Europe, Africa and the Middle East (“EMEA”) by acquiring Swivel Secure Europe, SA. ("Swivel Secure") for up to $2.25 million. Swivel Secure is a Madrid, Spain based provider of IAM solutions serving over 300 customers through a network of channel partners throughout EMEA. Swivel Secure is the exclusive distributer of AuthControl Sentry, AuthControl Enterprise, and AuthControl MSP product line in EMEA, excluding the United Kingdom and Ireland. Swivel Secure maintains a direct sales force with offices in Madrid, Spain and Lisbon, Portugal. There can be no assurance that we will be able to manage Swivel Secure’s business or successfully integrate the business with our historic operations without substantial costs, delays or other operational or financial challenges.

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

The complications caused by COVID-19 forced organizations to quickly adapt to a work from home remote business model. This increases the risk of unauthorized users, phishing attacks, and hackers who are eager to take advantage of the challenges of securing remote workers. We believe that biometrics should continue to play a key role in remote user authentication.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2022 AS COMPARED TO SEPTEMBER 30, 2021

Consolidated Results of Operations - Percent Trend

	Three Months Ended September 30,
	2022	2021
Revenues
Services	27%	25%
License fees	67%	67%
Hardware	6%	8%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	12%	14%
Cost of license fees	13%	4%
Cost of hardware	4%	5%
Total Cost of Goods Sold	29%	23%
Gross profit	71%	77%

Operating expenses
Selling, general and administrative	183%	107%
Research, development and engineering	60%	47%
Total Operating Expenses	243%	154%
Operating loss	-172%	-77%

Other expense	-3%	-2%
		-
Net loss	-175%	-79%

Revenues and cost of goods sold

	Three months ended September 30,
	2022	2021	$ Change	% Change

Revenues
Service	$371,956	$318,500	$53,456	17%
License	918,260	870,459	47,801	5%
Hardware	83,333	109,870	(26,537)	-24%
Total Revenue	$1,373,549	$1,298,829	$74,720	6%

	Three months ended September 30,
	2022	2021	$ Change	% Change
Cost of Goods Sold
Service	$162,632	$176,976	$(14,344)	-8%
License	173,310	45,986	127,324	277%
Hardware	57,841	71,712	(13,871)	-19%
Total COGS	$393,783	$294,674	$99,109	34%

Revenues

For the three months ended September 30, 2022, and 2021, service revenues included approximately $304,000 and $245,000, respectively, of recurring maintenance and support revenue, and approximately $68,000 and $74,000 respectively, of non-recurring custom services revenue.  Recurring service revenue increased $59,000 or 24% in the three months ended September 30, 2022 which was due largely to the additional service revenue from Swivel Secure customers. Non-recurring custom services decreased 8% related to reduced upgrades from on-premise to cloud deployments for the quarter. As our customer base continues to grow, we expect the service revenue to increase in future periods.

For the three months ended September 30, 2022, license revenue increased $47,801 or 5% to $918,260 from $870,459 in the corresponding period in 2021. We increased both the variation and number of customers, including additional revenue from the Swivel Secure customers.

For the three months ended September 30, 2022, hardware sales decreased by 19% to $57,841 from $71,712 in the corresponding period in 2021. The decrease was due largely to reduced new hardware deployments, as compared to 2021.

Costs of goods sold

For the three months ended September 30, 2022, cost of service decreased approximately $14,000 or 8% to $162,632 due to the decreased customization costs to support PortalGuard deployments, compared to the three months ended September 30, 2021. For the three months ended September 30, 2022, license costs increased to $173,310 from $45,986 during the three months ended September 30, 2021, due largely to an increase in revenue and third-party software for the Swivel Secure licenses. For the three months ended September 30, 2022, hardware costs decreased to $57,841 from $71,712 during the three months ended September 30, 2021, due to reduced costs associated with decreased hardware revenue.

Selling, general and administrative

	Three months ended September 30,
	2022	2021	$ Change	% Change

Selling, general and administrative	$2,510,706	$1,385,534	$1,125,172	81%

Selling, general and administrative expenses for the three months ended September 30, 2022, increased 81% from the corresponding period in 2021. The increase included sales costs related to Swivel Secure operations, increased trade show expenses, share based compensation, travel, and wages and benefits for new employees.

Research, development and engineering

	Three months ended September 30,
	2022	2021	$ Change	% Change

Research, development, and engineering	$829,506	$612,597	$216,909	35%

For the three months ended September 30, 2022, research, development, and engineering costs increased 35% to $829,506 as compared to $612,597 for the corresponding period in 2021. Included in the increase were personnel costs associated with retaining outside services related to the development of our MobileAuth application, and wages and benefits for new employees.

Other income (expense)

	Three months ended
	September 30,
	2022	2021	$ Change	% Change

Other income (expense)
Interest income	$8	$329	$(321)	-98%
Investment-debt security reserve	(40,000)	(30,000)	(10,000)	-33%
Interest expense	(2,071)	-	(2,071)	100%
Other expense	$(42,063)	$(29,671)	$(12,392)	42%

The amounts for other income (expense) for the three month period ended September 30, 2022 consisted of interest income of $8, a reserve on the investment-debt security due to a delay in receiving the funds in the amount of $40,000, and interest expense of $2,071 on the government loan through the BBVA bank. The amounts for the three months ended September 30, 2021, consisted of interest income of $329, a reserve on the investment in the debt security due to a delay in receiving the funds in the amount of $30,000.

NINE MONTHS ENDED SEPTEMBER 30, 2022 AS COMPARED TO SEPTEMBER 30, 2021

Consolidated Results of Operations - Percent Trend

	Nine Months Ended September 30,
	2022	2021
Revenues
Services	23%	24%
License fees	67%	48%
Hardware	10%	28%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	11%	12%
Cost of license fees	11%	3%
Cost of hardware	6%	16%
Total Cost of Goods Sold	28%	31%
Gross profit	72%	69%

Operating expenses
Selling, general and administrative	120%	102%
Research, development and engineering	46%	37%
Total Operating Expenses	166%	139%
Operating loss	-94%	-70%

Other expense	-3%	-2%

Net loss	-97%	-72%

Revenues and cost of goods sold

	Nine months ended September 30,
	2022	2021	$ Change	% Change
Revenues
Service	$1,202,866	$985,163	$217,703	22%
License	3,540,592	2,011,610	1,528,981	76%
Hardware	518,377	1,182,784	(664,407)	-56%
Total Revenue	$5,261,835	$4,179,557	$1,082,278	26%

Cost of Goods Sold
Service	554,222	511,360	42,862	8%
License	604,677	133,328	471,349	354%
Hardware	296,278	656,190	(359,912)	-55%
Total COGS	$1,455,177	$1,300,878	$154,299	12%

Revenues

For the nine months ended September 30, 2022, and 2021, service revenues included approximately $944,000 and $818,000, respectively, of recurring maintenance and support revenue, and approximately $259,000 and $167,000, respectively, of non-recurring custom services revenue.  Recurring service revenue increased 15% in the first nine months of 2022 due largely to the additional service revenue from PistolStar customers. Non-recurring custom services increased 55% in the first nine months of 2022 due largely to the additional service revenue from Swivel Secure customers. As our customer base continues to grow, we expect the service revenue to increase in future periods.

For the nine months ended September 30, 2022, license revenue increased 76% to $3,540,592 from $2,011,610 during the corresponding period in 2021. We increased both the variation and number of customers, including additional revenue from the Swivel Secure customers, and PistolStar cloud migrations primarily in the higher education market.

Hardware sales decreased $664,407 during the nine months ended September 30, 2022, to $518,377 from $1,182,784 during the nine months ended September 30, 2021. The decrease was attributable largely to Q1 2021 sales in Nigeria to an international government agency in the first quarter of 2021, which did not recur in 2022, due to delayed roll out of the government project.

Costs of goods sold

For the nine months ended September 30, 2022, cost of service increased $42,862 or 8% to $554,222 due to the increased costs to support the PortalGuard and Swivel Secure deployments, compared to the nine months ended September 30, 2021. For the nine months ended September 30, 2022, license fees increased to $604,677 from $133,328 during the nine months ended September 30, 2021, due largely to an increase in revenue and third-party software for the Swivel Secure licenses. For the nine months ended September 30, 2022, hardware costs decreased to $296,278 from $656,190 during the nine months ended September 30, 2021, corresponding to decreased hardware revenue.

Selling, general and administrative

	Nine months ended September 30,
	2022	2021	$ Change	% Change

Selling, general and administrative	$6,315,277	$4,276,016	$2,039,261	48%

Selling, general and administrative expenses for the nine months ended September 30, 2022, increased 48% from the corresponding period in 2021. The increases included sales expenses related to Swivel Secure operations, expenses for trade show expenses, share based compensation, legal and professional fees and other fees and expenses incurred in connection with the acquisition of Swivel Secure and increased sales and marketing personnel costs.

Research, development and engineering

	Nine months ended September 30,
	2022	2021	$ Change	% Change

Research, development and engineering	$2,418,855	$1,545,200	$873,655	57%

For the nine months ended September 30, 2022, research, development and engineering costs increased 57% from $1,545,200 to $2,418,855. Included in the increase were personnel costs associated with retaining outside services related to the development of our MobileAuth application, and wages and benefits for new employees.

Other income (expense)

	Nine months ended
	September 30,
	2022	2021	$ Change	% Change
Interest income (expense)
Interest income	$216	$3,776	$(3,560)	-94%
Loss on foreign currency transactions	-	(50,000)	50,000	-100%
Investment-debt security reserve	(190,000)	(30,000)	(160,000)	533%
Non-cash interest expense	-	(18,000)	18,000	100
Interest expense	(3,611)	-	(3,611)	-100%
Other expense	$(193,395)	$(94,224)	$(99,171)	105%

The amounts for other income (expense) for the nine month period ended September 30, 2022 consisted of interest income of $216, a reserve on the investment in the debt security due to a delay in receiving the funds of $190,000, and interest expense on the government loan through the BBVA bank for $3,661. Other expense for the 2021 period related to a loss on a reserve on the investment in the debt security due to a delay in receiving the funds, interest expense from the amortization of debt discounts, and a foreign currency adjustment to an accounts receivable invoice, offset by interest income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating activities overview

Net cash used by operations during the nine months ended September 30, 2022 was $4.3 million. Items of note included:

●	Net positive cash flows related to adjustments for non-cash expenses of approximately $985,000.

●	Net positive cash flows related to inventory, accounts payable and deferred revenue of approximately $331,000.

●	Negative cash flows related to changes in accounts receivable, prepayments and accrued liabilities of approximately $392,000, due to working capital management.

Investing activities overview

Net cash used in investing activities during the nine months ended September 30, 2022 was $527,000. This consisted of approximately $31,000 of capital expenditures, $9,000 of receipts from notes receivable, $544,000 (net of cash acquired and currency adjustment) to fund the cash portion of the purchase price for Swivel Secure, and $39,000  for sales of common stock under the employee stock purchase plan.

Liquidity and Capital Resources

Since our inception, our capital needs have been principally met through proceeds from the sale of equity and debt securities. We expect capital expenditures to be less than $100,000 during the next twelve months.

In connection with the acquisition of Swivel Secure, we assumed a €500,000 government loan that was issued through BBVA Bank during the COVID-19 pandemic.  The loan bears interest at the rate of 1.75% per annum and is payable in monthly installments of approximately $11,900 inclusive of interest from May 2022 through maturity in April 2026. Upon closing of the acquisition, Swivel Secure had cash equal to the outstanding balance.

Under the terms of our acquisition of Swivel Secure, we will be required to make an earn-out payment of $500,000 in the event that Swivel Secure generates $3,000,000 of revenue and $1,000,000 of operating profit during an earn-out period commencing on the closing date and ending on January 31, 2023. The earn-out payment, if any, will be paid at our option, in cash or shares of common stock priced at the 20 day volume-weighted average price of our common stock immediately prior to the payment date as reported on the Nasdaq Capital Market.

Liquidity outlook

At September 30, 2022, our total cash and cash equivalents were approximately $2,775,000, as compared to approximately $7,754,000 at December 31, 2021.  At September 30, 2022 we had working capital of approximately $6,539,000.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We currently require approximately $814,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation.  During for the first nine months of 2022, we generated approximately $5,262,000 of revenue, which is below our average monthly requirements. We expect that Swivel Secure will generate positive cash flow in 2022 to further support operations. If we are unable to generate sufficient revenue to fund current operations and execute our business plan, we may need to obtain additional third-party financing. As of the date of this report, we do not expect that we will need to obtain additional financing during the next twelve months.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BIO-Key International, Inc.

Dated: November 14, 2022	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2022	/s/ Cecilia C. Welch
Cecilia C. Welch
Chief Financial Officer
(Principal Financial Officer)