Form 10-K
period 2022-12-31
BIO KEY INTERNATIONAL INC
filed 2023-06-01
CIK 1019034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐      No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was $13,509,134 based upon the closing price for shares of the registrant’s post-split common stock of $1.77 as reported by the Nasdaq Stock Market on that date.

As of May 30, 2023, the registrant had 9,234,833 shares of common stock outstanding.

PRIVATE SECURITIES LITIGATION REFORM ACT

All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “should,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. These statements are not guarantees of future performance or events and are subject to risks and uncertainties that may cause actual results to differ materially from those included within or implied by such forward-looking statements. These risks and uncertainties include, without limitation, our history of losses and limited revenue; our ability to raise additional capital; our ability to protect our intellectual property; changes in business conditions; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; security breaches; competition in the biometric technology and identity access management industries; market acceptance of biometric products generally and our products under development; our ability to execute and deliver on contracts in Africa; our ability to expand into Asia, Africa and other foreign markets; our ability to integrate the operations and personnel of Swivel Secure into our business; fluctuations in foreign currency exchange rates; the duration and extent of continued hostilities in Ukraine and its impact on our European customers; delays in the development of products, statements of assumption underlying any of the foregoing, and numerous other matters of national, regional and global scale, including those set forth under the caption “Risk Factors” in Item 1A of this Annual Report and other filings with the Securities and Exchange Commission (“SEC”). These factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, may be significant, presently or in the future. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Overview

BIO-key International, Inc. (the “Company,” “BIO-key,” “we,” or “us”) is a leading identity and access management (IAM) platform provider enabling secure work-from-anywhere for enterprise, education, and government customers using secure multi-factor authentication (MFA).  Our vision is to enable any organization to secure streamlined and passwordless workforce, customer, citizen and student access to any online service, workstation, or mobile application, without a requirement to use tokens or phones for roving users and shared workstations.  Our products include PortalGuard® and PortalGuard Identity-as-a-Service (IDaaS) enterprise IAM, WEB-key® biometric civil and large-scale ID infrastructure, MobileAuth® mobile phone authentication application for iOS and Android, and high-quality, low-cost accessory fingerprint scanner and FIDO-compliant hardware to provide a full and complete solution for identity-innovating customers.

BIO-key PortalGuard empowers organizations to maximize the power of cloud, mobile and web technologies by securing users’ identities and connecting them with the applications they rely on, while keeping cyber-intruders and unauthorized delegates (proxy users) out. Competing MFA solutions require a phone or token for every user authentication use case, but this is expensive and ineffective for workforce users who cannot use a phone in their workplace, or who rove among workstations or share kiosks for access to information systems. BIO-key’s exclusive Identity-Bound Biometrics (IBB) authentication methods address this by making biometric identification based available at any end point device, making the user their own credential, not their phone or a token.

Our customers trust BIO-key® to secure access to a variety of cloud, mobile and web applications, on-premise and cloud-based hypervisor servers from all of their devices. Employees and contractors sign into BIO-key PortalGuard to seamlessly and securely access the applications needed to do their work, and customers sign into BIO-key PortalGuard to access online services.  Organizations use PortalGuard to securely collaborate and communicate with their partners and to provide their customers with flexible, resilient user experiences online and while using mobile devices.  PortalGuard can operate standalone as a comprehensive MFA, Single Sign On, and Self-Service Password Reset solution, directly authenticating for Windows sign in and application access, or as an upgraded MFA user experience within an enterprise IAM framework such as Microsoft, Okta, Ping or ForgeRock.

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

We also deliver biometric software integration application programming interfaces, or APIs, allowing software developers to leverage our platform to securely and efficiently embed biometric multi-factor authentication, or MFA, into their own products.  This allows software developers to focus on their core functionality while BIO-key ensures users enter the application without requiring them to carry their phone or any token.

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

We designed BIO-key PortalGuard IDaaS and WEB-key to provide organizations an integrated approach to managing and securing all of their identities using the technologies they already use while providing capacity for future needs through the strategic use of biometrics to limit vulnerability and contain authentication costs.  Our platform allows users to authenticate their customers, employees, contractors, and partners. It enables any user to connect to any device, cloud or application, all with a simple, customizable, intuitive and consumer-friendly user experience.  We utilize server-secured Identity-Bound Biometrics to support roving users without requiring them to carry their phone or a token. As of December 31, 2022, more than 600 customers across multiple industries use BIO-key to secure and manage access for users around the world.

Development of Business

BIO-key was founded in 1993 to develop and market advanced fingerprint biometric technology and related security software solutions. First incorporated as BBG Engineering, the company was renamed SAC Technologies in 1994 and renamed BIO-key International, Inc. in 2002. Our principal executive office is located at 3349 Highway 138, Building A, Suite E, Wall, New Jersey 07719.

BIO-key was a pioneer in developing automated finger identification technology that supplements or compliments other methods of identification and verification, such as personal inspection identification, passwords, tokens, smart cards, ID cards, credit card, passports, driver’s licenses, or other form of possession or knowledge-based credentialing. Our advanced technology and is used to improve both the accuracy and speed of fingerprint biometrics in some of the largest biometric systems in the world.

On June 30, 2020, we enhanced our product offering by acquiring PistolStar, Inc. (“PistolStar”).  PistolStar provides enterprise-ready identity access management solutions to commercial, government and education customers throughout the United States and internationally.  PistolStar develops and markets our PortalGuard line of software and services.

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

Our Products

BIO-key PortalGuard and PortalGuard IDaaS

BIO-key PortalGuard is an independent, customer-controlled and neutral-by-design cloud-based identity platform that allows our customers to integrate with any cloud or on-premise SaaS application, service or cloud host, as well as Windows device authentication through a single secure, reliable and scalable IAM platform.  It provides identical capabilities in both a SaaS (PortalGuard IDaaS) or on-premise (PortalGuard) delivery model. PortalGuard integrates BIO-key’s Identity Bound Biometric (IBB) authentication as what-you-are authentication options that are not tied to a device or “what you have” authentication, allowing our customers to positively identify who is accessing their systems, not the device they might have handed off to another user.   Our three-way IAM neutrality consists of:

●

seventeen MFA authentication factor choices, including our server-secured IBB via fingerprint scanners, or using a palm scan, facial selfie, or voice biometric via our MobileAuth app on a mobile phone;

●	open user directory choices including on premise, hybrid or full-Azure Active Directory, LDAP, IBM Domino, or custom SQL user directory; and
●	multiple single sign on, or SSO, federation options, including SAML, Open ID Connect (OIDC), OAUTH, CAS and WS-Fed.

These capabilities allow our customers to combine and authenticate legacy and future technologies and to securely connect users to the technology that they choose. We design transparent compatibility of the BIO-key PortalGuard IDaaS with on-premise infrastructures and public and hybrid clouds.

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

We also offer a full line of easy to use finger scanners for both enterprise and consumer markets.  Our PIV Pro, SidePass®, EcoID II® and SideSwipes® finger readers can be used on any laptop, tablet or other device which contains a USB A or C port.  We market and sell these fingerprint scanners through distributors and directly to end users via Amazon.

AuthControl Sentry; AuthControl Enterprise; AuthControl MSP

Swivel Secure is the exclusive distributer of AuthControl Sentry, AuthControl Enterprise, and AuthControl MSP product line in Europe, Africa and the Middle East, or EMEA, excluding the United Kingdom and Ireland.  These solutions include a patented one-time-code extraction technology, helping enterprises manage the increasing data security risks posed by cloud services and bring your own device policies.

Fingerprint Readers

Our series of compact fingerprint readers, we from both commercial companies use SidePass®, SideSwipe® or EcoID II® to replace their Windows passwords and enable Windows Hello for Business without replacing or upgrading laptops or tablets.

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

Our Markets

Historically, our largest market has been identity and access management for highly regulated industries like government and healthcare. However, we are witnessing a change in the landscape as organizations within all industries and of all sizes are embracing biometric technology and MFA as a security and workflow solution. Millions of users have been successfully using biometrics in phones from Apple and Samsung and they welcome the same user experience to access applications without passwords or tokens.

Our acquisition of PistolStar added a large customer base in the state and local government and higher education (SLED) vertical. Colleges and universities throughout the United States use our PortalGuard MFA and SSO platform. As governments, colleges and universities continue to operate in remote environments, we have seen additional demand for our solutions.

We believe there is potential for significant market growth in the following key areas:

●	Enterprise MFA for access to computer networks, and applications.

●	Large scale identification projects, especially in Africa and the surrounding regions.

●	Government funded initiatives, including the state board of elections.

●

International law enforcement use case applications as prospects see us as a global leader in the biometric technology space as witnessed by our agreement with the Israeli Defense Force, and the Singapore and Dubai Police departments.

●	Consumer mobile credentialing, including mobile payments, credit and payment card programs, data and application access, and commercial loyalty programs.

●	Demand for BIO-key hardware products from Windows Hello for Business users and Fortune 2000 companies.

●	Government services and highly regulated industries including, Medicare, Medicaid, Social Security, drivers' licenses, campus and school ID, passports/visas.

●	Remote authentication challenges, including those created by the remote work shift resulting from the pandemic.

Business Model

Our business model is focused on the following key areas:

Market Drivers

Enterprise needs are not being met by mainstream MFA’s phone app or token approach. Supply chain breaches, ransomware attacks, and administrative access compromises highlight the shortcomings of mainstream MFA and security approaches, which leave far too much responsibility on end-users to comply with cyber-hygiene policies. BIO-key’s biometric authentication process prevents human error and human nature from undermining secure authentication, while making the end user’s access easier than ever. The current climate of broad enterprise adoption of MFA to replace passwords presents opportunities for us to leverage our unique differentiators and exploit the gaps in existing IAM technology approaches. One of those gaps is the challenge of authenticating users that “rove” among workstations. A second gap is preventing unauthorized account sharing and delegation.

OEM Customers

We continue to prioritize securing agreements with OEM customers. The history of success supporting NCR, McKesson, Omnicell, and LexisNexis provides an established footprint that we intend to build upon. As OEM customers embed our solutions within their products, the customer benefits from the enhanced security and workflow, and frees them from investing in R&D to manage an IAM infrastructure of their own. OEM customers’ ordering patterns are more predictable and OEM customers generally require lower service and support resourcing.

Highly Regulated Industries

Government ID projects and healthcare organizations, including hospitals, clinics, and small private practices present a strong opportunity for us. Additionally, the financial services industry, including banks and credit unions has grown substantially.

Partner Model

In 2022, we continued to grow our Channel Alliance Partner program (CAP) focused on partnering with select value added resellers, integrators, and distributors. We partner with leading application, managed service and infrastructure vendors, such as Intelisys, Insight, NGEN, Amazon Web Services, Pathify (formerly UCROO Campus), Software House International (SHI), Virtual Graffiti, Atlassian, and ProCirrus.

Microsoft Partnership	We are a Microsoft Partner and our line of compact fingerprint scanners has been tested and qualified by Microsoft to support Windows Hello and Windows Hello for Business.

Hardware

Hardware products generated 9% of our revenue in 2022. EcoID II® has emerged as our most popular scanner for enterprise deployments. For customers that require the highest level of security, PIV-Pro is a FIPS compliant fingerprint scanner, suitable for highly regulated industries and organizations that want a best-in-class solution.

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

Marketing and Distribution

We sell our products directly through our field and inside sales teams, as well as indirectly through our network of channel partners. Through our Channel Alliance Program, we have partnered with more than 40 resellers, system integrators and other distribution partners.  We are committed to continue to aggressively grow this program in 2023.

We partner with leading application, managed service and infrastructure vendors, such as Intelisyss, Insight, NGEN, Amazon Web Services, Pathify (formerly UCROO Campus), Software House International (SHI), Virtual Graffiti, Atlassian, and ProCirrus.

We offer our software under a SaaS term license and generate annual recurring revenue (ARR) primarily by selling multi-year subscriptions to our software. We employ a customer success team, focused on customer satisfaction and early remediation.

Intellectual Property Rights

We develop and own significant intellectual property and believe that our intellectual property is fundamental to our biometric and IAM product operation: We own patented technologies and trade secrets developed or acquired by us.

Patents

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

On June 19, 2018, we were issued U.S. Patent No. 10,002,244 for our “Utilization of Biometric Data” to allow continuous, passive user authentication on a mobile device. With the payment of all maintenance fees, this patent will expire on March 6, 2035.

On July 27, 2018, we were issued U.S. Patent No. 10,025,831 for “Adaptive Short Lists and Acceleration of Biometric Database Search”, a method to quickly and iteratively search a database of biometric data. With the payment of all maintenance fees, this patent will expire on August 10, 2036.

On September 3, 2019, we were issued U.S. Patent No. 10,400,481 for “Fingerprint Lock”, a lock design method of the shackle and spring integration to electronics. With the payment of all maintenance fees, this patent will expire on June 27, 2037.

On September 10, 2019, we were issued U.S Patent No. 10,410,040 for “Fingerprint Lock Control method and Fingerprint Lock System”, a lock design method of the control process of scanning, and server communications for user profile management. With the payment of all maintenance fees, this patent will expire on July 26, 2037.

On April 20, 2021, we were issued U.S. Patent No. 10,984,085 for “Biometric Recognition for Uncontrolled Acquisition Environments”, expected to be deployed in mobile devices, the patent provides a method of continuous capture of the users biometric data before the need of the authentication or enrollment, as well as during an active session with a user, to assure the user has not changed. With the payment of all maintenance fees, this patent will expire on March 13, 2039.

We have also been granted parallel patents to the US Patent portfolio to certain of our patents in many foreign countries offering protection of our intellectual property rights around the world.

Trademarks

We have registered our trademarks “BIO-key”, “True User Identification”, “Intelligent Image Indexing”, “WEB-key”, “SideSwipe”, “SidePass”, “EcoID”, “PistolStar®”, “PortalGuard”, “MobileAuth”, “PASSIVEKEY®” and “PISTOLSTAR®”. with the U.S. Patent & Trademark Office, as well as many foreign countries, protecting the names of our companies and our key technology offerings.

We also own the following unregistered trademarks: “PortalGuard Nebula™”, “Password Power™” and “Scooch™”.

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

During the years ended December 31, 2022 and 2021, we incurred expenses of $3,252,236 and $2,355,056, respectively, for research and development.

In future periods our R&D efforts will remain focused on updating and advancing our core software products including PortalGuard and PortalGuard IDaaS, MobileAuth, WEB-key and VST. These products are critical to support the anticipated growth in enterprise IAM.

Competition

The IAM, MFA and SSO market is characterized by multiple solution providers of solutions in either standalone or IAM suite delivery models. We believe that our unique differentiator in this market is the incorporation of an unparalleled server-secured biometric authentication capability among our 17 authentication factors. There are numerous companies involved in the development, manufacturing and marketing of fingerprint biometrics products to commercial, government, law enforcement and prison markets. These companies include, but are not limited to, IDEMIA, Thales, NEC, Neurotechnology, and Innovatrics.

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

We have also seen FIDO-compliant keys enter the market, led by Yubico’s YubiKey, a hardware token device that acts as a credential for access.  FIDO officially recommends enterprises purchase two or more keys for every user, to prevent lockout in the event of a lost or misplaced FIDO token.  These hardware tokens alone do not meet the needs of large organizations for which key sharing and lost keys are concerns, establishing the opportunity for our Identity Bound Biometric differentiation. Where FIDO is needed, we offer a line of equivalent function and quality, but lower-cost FIDO 2.0 keys.

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

Human Capital Resources

As of the date of this report, we employed fifty-two individuals consisting of fifty-one individuals on a full-time basis as follows: (i) twenty in engineering, customer support, and research and development; (ii) nine in finance and administration; and (iii) twenty-two in sales and marketing. We also have two part time employees, one who provides engineering services, and one who provides administrative services, and two factory contractors in China. None of our employees are represented by a labor union and we believe that our relationship with our employees is good.

ITEM 1A. RISK FACTORS

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements appearing just before the section captioned “BUSINESS” in Item 1 above.

BUSINESS AND FINANCIAL RISKS

Based on our lack of sufficient revenue and recurring losses from operations, our independent registered public accounting firm has included an explanatory paragraph in their opinion as to the substantial doubt about our ability to continue as a going concern.

Due to, among other factors, our history of losses and insufficient revenue, our independent registered public accounting firm has included an explanatory paragraph in their opinion for the year ended December 31, 2022 as to the substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

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

We have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We currently require approximately $798,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation. During 2022, we generated approximately $7.0 million of revenue, which is below our average monthly requirements. If we are unable to generate sufficient revenue to cover operating expenses and fund our business plan, we will need to obtain additional third-party financing. We may, therefore, need to obtain additional financing through the issuance of debt or equity securities. We cannot assure you that we will be able to secure any such additional financing on terms acceptable to us or at all. If we cannot obtain such financing, we will not be able to execute our business plan, will be required to reduce operating expenses, and in the extreme case, discontinue operations.

Our $2.2 million principal amount secured note matures on December 22, 2023 and we may not have sufficient cash flow from our business or the ability to raise sufficient funds to repay this note when due which may expose us to the risk of default which would materially and adversely affect our financial condition.

On December 22, 2022, we issued a $2.2 million secured promissory note (the “Note”) to an investor which is due six months following the date of issuance, subject to one six-month extension by us. Interest under the Note accrues at a rate of 10% per annum, payable monthly through month six increasing to 12% per annum if we extend the term of the Note for an additional six months. The Note is secured by a lien on substantially all of our assets and properties.  In addition to current interest payment obligations, the Note contains various covenants.  Upon the occurrence of any event of default (as defined in the Note), whether for payment or covenant breach, and expiration of any applicable cure periods, all amounts due under the Note will immediately become due and payable in full, interest will accrue at the higher of 18% per annum or the maximum amount permitted by applicable law, the outstanding principal amount due under the Note will be increased by 30%, and the Investor will have the right to convert all amounts due under the Note into shares of common stock at a conversion price equal to the 10 day volume weighted average sales price of our stock.  Although the aggregate number of shares of common stock issuable upon conversion of the Note is capped at 985,576 shares, any such conversion could cause substantial dilution to existing stockholders and cause the price of our stock to drop.   In April of 2023, we were in default under the Note due to our failure to timely file this annual report and timely file a registration statement covering the public resale of the shares issued to the holder of the Note in connection with the financing.  We have obtained a waiver and, therefore, as of the date of this report we are not in default.

We plan to satisfy our obligations under the Note through a combination of cash from operations, liquidation of existing inventory, and proceeds from the issuance of additional debt or equity securities.  Such payments will reduce the funds available to us for working capital, capital expenditures and other corporate purposes which may in turn limit our ability to implement our business strategy, heighten our vulnerability to downturns in our business, the industry, or in the general economy, and prevent us from taking advantage of business opportunities as they arise.   While we believe that our plans to repay and or refinance this indebtedness are reasonable, as of the date of this report, we can provide no assurances that we will have cash resources from operations or be able to obtain the necessary financing on attractive terms or at all to repay the Note in full.  Any plans to refinance are subject to the conditions in the capital and credit markets, which have been volatile due to, among other things, increases in interest rates.  As a result, we may be forced to obtain capital on terms that are unattractive or that are dilutive to our stockholders and may need to pursue other alternatives to satisfy our obligation under the Note if we are unable to access the capital markets.

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

We recognized revenues from Africa and the European Union in 2021 and 2022 and expect continued revenues from these regions in future periods. Our financial performance will be subject to risks associated with changes in the value of the U.S. dollar versus local currencies.

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

Our employment contracts with Michael W. DePasquale, our Chairman of the Board and Chief Executive Officer, Cecilia C. Welch, our Chief Financial Officer, and James D. Sullivan, our Chief Legal Officer, expire annually, and renew automatically for successive one-year periods unless notice of non-renewal is provided by the Company. Although the contracts do not prevent them from resigning, they do contain confidentiality and non-compete clauses, which are intended to prevent them from working for a competitor within one year after leaving our Company. Our success depends on our ability to attract, train and retain employees with expertise in developing, marketing and selling software solutions. In order to successfully market our technology, we will need to retain additional engineering, technical support and marketing personnel. The market for such persons remains highly competitive and our limited financial resources will make it more difficult for us to recruit and retain qualified persons.

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

We have international operations and recently expanded our international operations when we acquired Swivel Secure Europe SA, and plan to continue expanding abroad. Accordingly, our business is subject to risks and uncertainties associated with doing business outside of the United States and could be adversely affected by a variety of factors, including:

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

Our customers use our solutions to access their business systems and store data related to their employees, contractors, partners and customers.  Our systems’ integrity is essential to their use of our platform, which stores, transmits and processes customers’ proprietary information and users’ personal data. If the confidentiality, integrity or availability of our customers’ data or systems is disrupted, we could incur significant liability to our customers and to individuals or businesses whose information was being stored by our customers, and our platform may be perceived as less desirable, which could negatively affect our business and damage our reputation. We, our third-party service providers, and our customers may be unable to anticipate these techniques or to implement adequate preventive measures. Further, because we do not control our third-party service providers, or the processing of data by our third-party service providers, we cannot ensure the integrity or security of measures they take to protect customer information and prevent data loss beyond evaluating and relying on their representations as to their security methods and posture.  Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities, essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations, or cash flows. As a technology company, we face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information. on an ongoing basis.

In addition to threats from traditional computer “hackers,” malicious code (such as malware, viruses, worms and ransomware), employee or contractor theft or misuse, password spraying, phishing and denial-of-service attacks, we and our third-party service providers now also face threats from sophisticated nation-state and nation-state-supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risks to our systems (including those hosted on AWS’ systems), internal networks, our customers’ systems and the information that they store and process.  Cybersecurity attacks in particular are evolving, we expect that they will continue, and we expect the scope and sophistication of these efforts may increase in future periods. As a result, we and our third-party service providers may be unable to anticipate these techniques or implement adequate preventative measures quickly enough to prevent either an electronic intrusion into our systems or services or a compromise of customer data, employee data or other protected information.

Although we have implemented systems and procedures that are designed to protect customer, employee, vendor and Company information, prevent data loss and other security breaches, and otherwise identify, assess, and analyze cybersecurity risks, these measures may not function as expected or may not be sufficient to protect our internal networks and platform against certain attacks. Development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures increase and become more sophisticated. We face an evolving threat landscape in which cybercriminals, among others, employ a complex array of techniques designed to access personal data and other information, including, for example, the use of fraudulent or stolen access credentials, malware, ransomware, phishing, denial of service and other types of attacks. While, to the best of our knowledge, we have not experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a security breach or cyberattack that could materially increase financial risk to the Company or our customers, such a security breach or cyberattack could adversely affect our business and operations, including by damaging our reputation and our relationships with our customers, employees and investors, exposing us to litigation, fines, penalties or remediation costs.

We maintain cybersecurity insurance, but our insurance may be insufficient to cover all liabilities incurred in any such incident, and any incident may result in loss of, or increased costs of, that cybersecurity insurance. Any breach, or any perceived breach, of our systems, our customers’ systems, or other systems or networks secured by our products, without regard to whether any breach is due to a vulnerability in our platform, may also undermine confidence in our platform or the identity as a service industry and could result in damage to our reputation and brand, negative publicity, loss of partners, customers and sales, increased costs to correct any problem, costly litigation and other liabilities. In addition, a breach of the security measures of one of our partners could result in the disclosure of confidential information or other data that may provide additional avenues of attack, and if a high profile security breach occurs with respect to a comparable cloud technology provider, our customers and potential customers may lose trust in the security of the cloud business model generally, which could adversely impact our ability to retain existing customers or attract new ones. Any of these negative outcomes could adversely impact market acceptance of our products and could harm our business, results of operations, and financial condition.

Our failure to comply with applicable privacy, data protection and information security laws or related contractual obligations could subject us to significant liability and negatively impact our financial position and results of operation.

There are numerous laws and regulations in various jurisdictions regarding privacy, data protection, information security, and the storing, sharing, use, processing, transfer, disclosure and protection of personal data. In light of the increasing pace of new technology development, including with respect to biometric data, the scope of these data protection and privacy-related laws and regulations are expanding, subject to differing interpretations, and may be inconsistent among jurisdictions, or conflict with other rules that we are subject to. These evolving laws and regulations may result in increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. We are also subject to the terms of our privacy policies and contractual obligations to third parties related to privacy, data protection and information security.

Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or other third parties, or applicable laws or regulations relating to privacy, data protection, or information security may result in governmental investigations or enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others, and could result in significant liability or cause our customers to lose trust in us, which could cause them to cease or reduce use of our products and services and otherwise have an adverse effect on our reputation and business. Any similar failure or perceived failure by users of our products or services may also have an adverse effect on our reputation and business. In addition, legal, regulatory, contractual and other obligations as well as public concerns relating to privacy, data protection or information security could restrict our ability to store and process data as part of our solutions or otherwise impact our ability to provide our solutions in certain jurisdictions and may result in the loss of business opportunities from customers operating in, or seeking to expand into, those jurisdictions. Additionally, in 2022, the SEC proposed new rules related to cybersecurity risk management, which may further increase our regulatory burden and the cost of compliance in such events.

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

New climate disclosure rules, if adopted by the SEC, may increase our costs and litigation risks, which could materially and adversely affect our future results of operations and financial condition.

During 2022, the SEC proposed new climate disclosure rules, which, if adopted, would require new climate-related disclosure in SEC filings, including certain climate-related metrics and greenhouse gas emissions data, information about climate-related targets and goals, transition plans, if any, and extensive attestation requirements. In addition to requiring public companies to quantify and disclose direct emissions data, the new rules also would require disclosure of climate impact arising from the operations and uses by the company’s business partners and contractors and end-users of the company’s products and/or services. We are currently assessing the impact of the new rules, if adopted as proposed, but at this time, we cannot predict the costs of implementation or any potential adverse impacts resulting from the new rules if adopted. However, we may incur increased costs relating to the assessment and disclosure of climate-related risks and increased litigation risks related to disclosures made pursuant to the new rules, either of which could materially and adversely affect our future results of operations and financial condition.

The war in Ukraine and the international community’s response have created substantial political and economic disruption, uncertainty, and risk.

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

A component of our business plan is to acquire businesses and assets in the biometric and identity access management industry. There can be no assurance that we will be able to identify, acquire or profitably manage businesses or successfully integrate acquired businesses into the Company without substantial costs, delays or other operational or financial problems. Such acquisitions also involve numerous operational risks, including:

●	difficulties in integrating operations, technologies, services and personnel;

●	the diversion of financial and management resources from existing operations;

●	the risk of entering new markets;

●	difficulties in retaining the existing customers;

●	the potential loss of existing or acquired strategic operating partners following an acquisition;

●	the potential loss of key employees following an acquisition and the associated risk of competitive efforts from departures;

●	assumed or unforeseen liabilities that arise in connection with the acquired business

●	possible legal disputes with the acquired company following an acquisition; and

●	the inability to generate sufficient revenue to offset acquisition or investment costs.

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

As of the date of this report, approximately 5,075,000 shares of our common stock were reserved for issuance upon exercise or conversion of outstanding stock options and warrants. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders.

Upon an event of default under our $2.2 million principal amount secured note, all amounts then due under the note plus all resulting default sums will be convertible into up to 985,576 shares of our common at conversion price equal to the 10-day volume weighted average closing price of our stock.  Any such conversion could cause substantial dilution to our existing stockholders and cause the price of our stock to decline.

Upon the occurrence of any event of default (as defined) under our $2.2 million principal amount secured note, whether for payment or covenant breach, and expiration of any applicable cure periods, all amounts then due under the note, will immediately become due and payable in full, interest will accrue at the higher of 18% per annum or the maximum amount permitted by applicable law, the outstanding principal amount due under the Note will be increased by 30% to approximately $2.86 million, and the holder of the note will have the right to convert all amounts then due under the Note into shares of common stock conversion price equal to the 10-day volume weighted average sales price of our common stock on the date of conversion.  Although the aggregate number of shares of common stock issuable upon conversion of the Note is capped at 985,576 shares, any conversion of the note could cause substantial dilution to our existing stockholders and cause the price of our stock to decline.   During April 2023, we were in default under the Note due to our failure to timely file this annual report and timely file a registration statement covering the public resale of the shares issued to the holder of the Note in connection with the financing.  We have obtained a waiver and, therefore, as of the date of this report we are not in default.

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

If we fail to comply with the continued minimum closing bid requirements, the requirement to timely file all required periodic financial reports with the Securities and Exchange Commission, or other Nasdaq requirements for continued listing, our Common Stock may be delisted and the price of our Common Stock and our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on Nasdaq. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share and minimum stockholders’ agreement.  On January 12, 2023, we received a letter from the NASDAQ advising us that we have failed to satisfy the $1.00 minimum bid requirement due to the fact that the closing bid price for our Common Stock for thirty consecutive days was less than $1.00.  We have 180 calendar days, or until July 11, 2023, to regain compliance.  If we are unable to regain compliance during this period, we may be eligible for an additional 180 calendar day period to satisfy the minimum bid requirement. In addition, on April 18, 2023, we received notice from Nasdaq advising that we were not in compliance with Nasdaq’s continuing listing rule which requires us to timely file all required periodic financial reports with the Securities and Exchange Commission due to our failure to timely file this Annual Report on Form 10-K.  We have 60 calendar days to submit a plan to regain compliance. If the plan is accepted, we may be eligible for an additional 180 calendar days from the filing’s due date, or until October 16, 2023, to regain compliance.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

We do not own any real estate. We conduct operations from leased premises in Eagan, Minnesota (5,544 square feet), Bedford, New Hampshire (3,364 square feet), and Wall, New Jersey (4,517 square feet). Internationally, we conduct operations from leased premises in Tsuen Wan, Hong Kong (1,098 square feet), in Jiangmen, China (3,267 square feet) and in Madrid, Spain (1,504 square feet). Our Eagan, Minnesota and Bedford, New Hampshire offices provide research and development, and customer support, for BIO-key software and PistolStar software, respectively. Our Wall, New Jersey location serves as our corporate headquarters. Our Hong Kong location is a small warehouse for finished goods as well as administrative and sales support. Our Jiangmen, China facility provides our hardware research and development, contract manufacturing and warehousing of raw materials, work-in-process, and finished goods. Our Madrid, Spain office serves as our sales organization for Europe, the Middle East, and parts Africa.

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

Holders

As of May 18, 2023, the number of stockholders of record of our common stock was 131.

Dividends

We have not paid any cash dividends on our common stock to-date and have no intention of paying any cash dividends on our common stock in the foreseeable future. The terms of our secured promissory note issued in December 2022 prohibits us from paying or declaring any dividends or without the consent of the lender. The declaration and payment of dividends on our common stock is also subject to the discretion of our Board of Directors and certain limitations imposed under the Delaware General Corporation Law. The timing, amount, and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

For information on securities authorized for issuance under the Company’s equity compensation plans, see “Item 12 - Security Ownership of Certain Beneficial Owners and Related Stockholder Matters.”

Unregistered Sales of Equity Securities

There were no unregistered sales of the Company’s equity securities during 2022 that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help you understand our Company. This discussion is provided as a supplement to and should be read in conjunction with our consolidated financial statements for the years ended December 31, 2022 and 2021 and the accompanying notes included elsewhere in this Report.

Overview

We are a leading identity access management (IAM) platform provider for the enterprise and large-scale customer and civil ID solutions.  Built to leverage BIO-key’s world-class biometric core platform among 17 strong authentication factors, BIO-key PortalGuard and hosted PortalGuard IDaaS are platforms that enable our customers to securely and easily assure that only the right people can access the right systems.  PortalGuard goes beyond traditional multifactor authentication (MFA) solutions by addressing functional gaps, such as allowing roving users to biometrically authenticate at any workstation without using their phones or tokens, eliminating unauthorized account delegation, detecting duplicate users, and accommodating in-person identification.

Our customers use BIO-key every day to securely access a variety of cloud, mobile and web applications, on-premise and cloud-based servers from all of their devices. Employees, contractors, students and faculty sign in through PortalGuard to seamlessly and securely access the applications they need to do their important work, without relying on personal phone use or per-user tokens. Organizations use our platform to securely collaborate with their supply chain and partners, and to provide their customers with flexible, resilient user experiences online or in-person.

Large-scale customer and civil ID customers use our scalable biometric management platform and FBI-certified scanner hardware to manage enrollment, de-duplication and authentication for millions of users. One large bank has enrolled and identifies over 21.7 million of their customers using BIO-key fingerprint biometrics in branches on a daily basis.

PortalGuard and hosted PortalGuard IDaaS are platforms that enable our customers to securely and easily assure that only the right people can access the right systems by utilizing our world-class biometric core platform among 17 other authentication factors.  PortalGuard goes beyond traditional multi-factor authentication, or MFA, solutions by addressing sizeable gaps, such as allowing roving users to biometrically authenticate at any workstation without using their phones or tokens, eliminating unauthorized account delegation, detecting duplicate users, and accommodating in-person identification.

PortalGuard and IBB deliver unique value to enterprises who find that mainstream MFA solutions do not adequately address their workforce use cases.  PortalGuard operates as a single MFA user experience, providing a rich set of authentication choices to meet every use case.  We sell our branded biometric and FIDO authentication hardware as accessories to our IAM platforms, so that customers can have a single vendor providing all components of their IAM solution. We do not mandate the use of BIO-key hardware with our software and services. Our NIST-certified fingerprint biometric platform is unique in that it supports interoperable mixing and matching combinations of different manufactures’ fingerprint scanners in a deployment, so that the right scanner can be selected for the right use case, without mandating the user of a particular scanner.

Security-conscious software developers leverage our platform APIs and federation interfaces to securely and efficiently embed biometric and MFA identity capabilities into their software.   Our approach to IDaaS allows our customers to efficiently scale their security and identity infrastructures to protect both internal cloud workforce- and external customer-facing applications.

In 2022, we expanded our product offerings and customer base when we acquired Swivel Secure, a Madrid, Spain based provider of IAM solutions.  Swivel Secure is the exclusive distributer of AuthControl Sentry, AuthControl Enterprise, and AuthControl MSP product line in Europe, Africa and the Middle East, or EMEA, excluding the United Kingdom and Ireland.  These solutions include a patented one-time-code extraction technology, helping enterprises manage the increasing data security risks posed by cloud services and bring your own device policies.

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

Strategic Outlook

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

Recent Developments

As discussed under “Item 1A. Risk Factors” given the uncertainty of the duration and severity of a possible economic recession and the conflict between Ukraine and Russia and their effects on our business operations, sales cycles, personnel, and the geographic markets in which we operate, and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature, the related financial impact cannot be reasonably estimated at this time.

The current trend of continued remote work environments increases the risk of unauthorized users, phishing attacks, and hackers who are eager to take advantage of the challenges of securing remote workers. We believe that biometrics should continue to play a key role in remote user authentication.

RESULTS OF OPERATIONS

Consolidated Results of Operations

Two Year % trend

	Years ended December 31,
	2022	2021
Revenues
Services	26%	25%
License fees	65%	50%
Hardware	9%	25%
	100%	100%
Costs and other expenses
Cost of services	10%	13%
Cost of license fees	13%	4%
Cost of hardware	12%	16%
	35%	33%
Gross Profit	65%	67%

Operating expenses
Selling, general and administrative	133%	118%
Research, development and engineering	46%	46%
Reversal of earnout payable-Swivel acquisition	-7%
Impairment of goodwill	34%	-
Total operating expenses	206%	164%
Operating loss	-141%	-97%

Other income (expense)
Total other income (expense)	-29%	-2%

Loss before provision for income tax benefit	-170%	-99%

Provision for income tax benefit	-	-

Net loss	-170%	-99%

Revenues and Costs and other expenses

			2022-2021
	2022	2021	$ Chg	% Chg

Revenues
Services	$1,789,720	$1,273,354	$516,366	41%
License fees	4,584,052	2,555,809	2,028,243	79%
Hardware	646,486	1,285,326	(638,840)	-50%
Total Revenue	$7,020,258	$5,114,489	$1,905,769	37%

Costs and other expenses
Services	$722,152	$686,175	$35,977	5%
License fees	906,417	183,199	723,218	395%
Hardware	811,001	803,555	7,446	1%
Total Costs and other expenses	$2,439,570	$1,672,929	$766,641	46%

Revenues

Revenue increased $1,905,769 or 37% to $7,020,258 in 2022 as compared to $5,114,489 in 2021 due to the factors stated below.

For the years ended December 31, 2022, and 2021, service revenues included approximately $1,243,000 and $1,100,000, respectively, of recurring maintenance and support revenue, and approximately $546,000 and $173,000, respectively, of non-recurring custom services revenue.  Recurring service revenue increased 13% from 2021 to 2022 due largely to the increased maintenance related to increased license revenue. Non-recurring custom services increased 216% due to increased new customer installations, Swivel service fees, and conversion to the cloud platform. Although inflation has negatively impacted many industries, we have continued to see our pipeline increase for the cybersecurity protection software and services that we offer. As our customer base continues to grow, we expect the service revenue to increase in future periods.

For the years ended December 31, 2022 and 2021, license revenue increased $2,028,243 or 79% to $4,584,052, due primarily to new customer orders, revenues from Swivel Secure for approximately $1.9 million, and existing recurring revenue contracts. We expect the recurring revenue to continue to grow in 2023.

Hardware sales decreased by $638,840, or 50%, to $646,486 in 2022 from $1,285,326 in 2021. The decrease was attributable largely to Q1 2021 sales in Nigeria to an international government agency, which did not recur in 2022 due to delayed roll out of the government project.

Costs of goods sold

For the year ended December 31, 2022, cost of services increased approximately 5% to $722,152, due to the increased costs to support for the PortalGuard deployments.

License fees for the year ended December 31, 2022 increased $732,218, or approximately 395%, to $906,417 related to increased license revenue and license fees payable for third-party software distributed by Swivel Secure.

Hardware costs for the year ended December 31, 2022 increased $7,446, or approximately 1%, to $811,001. The increase was associated with the decreased hardware sales and hardware mix described above, offset by the $400,000 reserve on inventory due to slow moving inventory purchased for projects in Nigeria. The Company is looking into other markets and opportunities to sell or return the product.

Selling, general and administrative

		2022 - 2021
2022	2021	$ Chg	% Chg

$9,364,887	$6,028,360	$3,336,527	55%

Selling, general and administrative costs for year ended December 31, 2022 were $9,364,887 representing a 55% increase from 2021. The increase included higher sales and marketing expenses incurred by Swivel Secure which we acquired in 2022, increased legal, professional, and other fees and expenses incurred in connection with the acquisition of Swivel Secure and the AJB Capital loan, bad debt expense related to a reserve on a note receivable, and an increase in the allowance for doubtful accounts of $360,000.

Research, development and engineering

		2022 - 2021
2022	2021	$ Chg	% Chg

$3,252,236	$2,355,056	$897,180	38%

For the year ended December 31, 2022, research, development and engineering costs were $3,252,236 representing a 38% increase over 2021. Included in the increase were personnel costs associated with retaining outside services related to the development of our MobileAuth application, and wages and benefits for new engineering employees.

Reversal of earnout payable – Swivel acquisition

		2022 - 2021
2022	2021	$ Chg	% Chg

$(500,000)	$-	$(500,000)	100%

For the year ended December 31, 2022, we recognized income on the elimination of the earnout payable on the acquisition of Swivel Secure as the certain requirements for the payout were not achieved.

Impairment of goodwill

		2022 - 2021
2022	2021	$ Chg	% Chg

$2,387,193	$-	$2, 387,193	100%

For the year ended December 31, 2022, we recognized an impairment of our goodwill balances due to the decrease in market value of our common stock compared to the carrying value of our net assets.

Other income (expense)

			2022-2021
	2022	2021	$ Chg	% Chg

Interest income	$233	$4,075	$(3,842)	-94%
Foreign currency loss	-	(50,000)	50,000	100%
Investment-debt security reserve	(452,821)	(60,000)	(392,821)	-655%
Loan transaction costs	(1,147,456)	-	(1,147,456)	-100%
Change in fair value of convertible note	(396,203)	-	(396,203)	-100%
Interest expense	(10,462)	(18,000)	7,538	42%
	$(2,006,709)	$(123,925)	$(1,882,784)	-1519%

The amounts for other income (expense) for the year ended December 31, 2022 consisted of interest income of $233, a write-off of the investment-debt security as the Company received the proceeds and the bond issuer defaulted on repayment, loan transactions costs expensed for the convertible note payable as the Company elected to value the convertible note payable under the fair value option, the change in the fair value of the convertible note payable, and interest expense of $10,462 on the convertible note payable and the government loan through the BBVA bank. The amounts for the year ended December 31, 2021, related to a loss on a reserve on the investment in the debt security due to a delay in receiving the funds, interest expense from the amortization of debt discounts, and a foreign currency adjustment to an accounts receivable invoice, offset by interest income.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities overview

Net cash used for operations during the year ended December 31, 2022 was $6,229,034. Items of note included:

●	Net positive cash flows related to non-cash expenses of approximately $5,980,000.
●	Net negative cash flows related to changes in accounts receivable, prepayments, accruals, lease liabilities, and deferred revenue in the aggregate amount of approximately $299,000 and our net loss for the period.

Investing activities overview

Net cash used in investing activities during the year December 21, 2022 was $696,618. This consisted of approximately $82,000 of capital expenditures, $9,000 of receipts from a note receivable and $624,000 (net of cash acquired and currency adjustment) to fund the cash portion of the purchase price for Swivel Secure.

Financing activities overview

Net cash from financing activities was $1,903,240 during the year ended December 31, 2022 consisting of proceeds of $2,002,000 from the issuance of a convertible note, costs paid to acquire the convertible note of $155,140 and proceeds of $56,380 from sales of common stock under the employee stock purchase plan.

Sources of Liquidity

Since our inception, our capital needs have been principally met through proceeds from the sale of equity and debt securities. We expect capital expenditures to be less than $100,000 during the next twelve months.

The following sets forth our primary sources of capital during the previous two years:

In December 2022, we entered into and closed a securities purchase agreement (the “Purchase Agreement”) with AJB Capital Investments, LLC under which we issued a $2,200,000 principal amount senior secured promissory note (the “Note”). The principal amount of the Note is due six months following the date of issuance, subject to one six-month extension. Interest under the Note accrues at a rate of 10% per annum, payable monthly through month six. In the event the maturity date of the Note is extended, interest will accrue at the rate of 12% per annum in months seven through twelve, payable monthly. The Note is secured by a lien on substantially all of the Company’s assets and properties can be prepaid in whole or in part without penalty at any time.

In March 2022, in connection with the acquisition of Swivel Secure, we assumed a €500,000 government loan that was issued through BBVA Bank during the COVID-19 pandemic.  The loan bears interest at the rate of 1.75% per annum and is payable in monthly installments of approximately $11,900 inclusive of interest from May 2022 through maturity in April 2026. Upon closing of the acquisition, Swivel Secure had cash equal to the outstanding balance.

We entered into an accounts receivable factoring arrangement with a financial institution (the “Factor”) which has been extended to October 31, 2023 and may be discontinued at that time. Pursuant to the terms of the arrangement, from time to time, we sell to the Factor a minimum of $150,000 per quarter of certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 35% of the foreign and 75% of the domestic accounts receivable balance to us (the “Advance Amount”), with the remaining balance, less fees, forwarded to us once the Factor collects the full accounts receivable balance from the customer. In addition, from time to time, we receive over advances from the Factor. Factoring fees range from 2.75% to 15% of the face value of the invoice factored and are determined by the number of days required for collection of the invoice. We expect to continue to use this factoring arrangement periodically to assist with our general working capital requirements due to contractual requirements.

Liquidity Outlook

At December 31, 2022, our total cash and cash equivalents were approximately $2,600,000, as compared to $7,800,000 at December 31, 2021.  At December 31, 2022, we had working capital of approximately $3,529,000.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We currently require approximately $798,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation. During 2022, we generated approximately $7,020,000 of revenue, which did not generate enough cash to fully fund our average monthly cash requirements. We expect that Swivel Secure Europe will continue to generate positive cash flow in 2023. We also have approximately $3.8 million of inventory purchased for projects in Nigeria. We are  looking into other markets and opportunities to sell or return the product to generate additional cash.

If we are unable to generate sufficient revenue to fund current operations and execute our business plan, we may need to obtain additional third-party financing. Our secured note is due on June 22, 2023 which we expect to extend for an additional six months. Unless we generate sufficient positive cash flow from operations or liquidation of existing inventory, we expect that we will need to obtain additional financing during the next twelve months to be used in part to repay our outstanding secured note.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

We believe that of our significant accounting policies, which are described in Note A of the notes to our consolidated financial statements included in this Annual Report on Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations, as listed below:

1. Business Combinations  We allocate the purchase price of an acquired business to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. Acquired customer relationships, proprietary software, and trade names are recognized at fair value. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets. Direct transaction costs associated with the business combination are expensed as incurred. The allocation of the consideration transferred in certain cases may be subject to revision based on the final determination of fair values during the measurement period, which may be up to one year from the acquisition date. We include the results of operations of the business that we have acquired in our consolidated results prospectively from the date of acquisition.

2. Impairment of Goodwill   Goodwill is not amortized, but is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has determined that there is a single reporting unit for the purpose of conducting this goodwill impairment assessment. For purposes of assessing potential impairment, the Company estimates the fair value of the reporting unit based on the Company’s market capitalization and compares this amount to the carrying value of the reporting unit. If the Company determines that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required. The effect of any impairment would be reflected in operating income in the consolidated statement of operations. The annual goodwill impairment test is performed as of December 31st of each year.

3. Income Taxes  We account for income taxes under the asset and liability method, based on the income tax laws and rates in the jurisdictions in which operations are conducted and income is earned. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using expected rates in effect for the tax year in which the differences are expected to reverse. Developing the provision for income taxes requires significant judgment including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. The Company has recorded a valuation allowance in the current and prior years to reduce net deferred tax assets to zero. If we were to subsequently determine that we would be able to realize deferred tax assets in the future in excess of its net recorded amount, an adjustment to deferred tax assets would increase net income for the period in which such determination was made. We will continue to assess the adequacy of the valuation allowance on a quarterly basis. Our judgments and tax strategies are subject to audit by various taxing authorities.

4. Fair Value of Convertible Note Payable  We elected the fair value option to account for the convertible note payable. The fair value option provides an election that allows a company to irrevocably elect to record certain financial assets and liabilities at fair value on an instrument-by-instrument basis at initial recognition. We elected the fair value option to better depict the ultimate liability associated with the note, including all features and embedded derivatives. The note accounted for under the fair value option election represents the debt host financial instrument containing certain embedded features that would otherwise be required to be bifurcated from the debt host and recognized as separate derivative liabilities subject to initial and subsequent periodic fair value measurement in accordance with U.S. GAAP. When the fair value option election is applied to financial liabilities, bifurcation of embedded derivatives is not required, and the financial liability in totality is recorded at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis as of each balance sheet date thereafter. We estimated the fair value of the note using a probability-weighted discounted cash flow model with significant assumptions including the present value discount rate and the likelihood of default.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See financial statements appearing at pages 37-64 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective over the income tax provision in our financial statements.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2022 as a result of certain material weaknesses discovered during the course of their review.

In particular, in connection with the audit of our financial statements as of and for the year ended December 31, 2022, our management identified a material weakness relating to the effectiveness of management’s review and controls over the income tax provision in our financial footnotes, such that management’s review procedures were not operating at a level of precision to prevent or detect a potential material misstatement in our consolidated financial statements. We have also identified a lack of control over our foreign subsidiaries with respect to the filing of required tax returns on a timely basis.

We are currently assessing the actions that need to be taken to remedy each of the material weaknesses identified above which will include promptly establishing written controls and operating procedures to address these issues.

Each of the material weaknesses noted will only be deemed to have been remediated after the new controls and procedures have been in place for a sufficient period and management has concluded through appropriate testing that the controls are operating effectively. However, we cannot assure you that these or other measures will fully remediate the material weaknesses in a timely manner.

As we are a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information about each director and executive officer of the Company.

NAME	AGE	POSITIONS HELD
Michael W. DePasquale	68	Chairman of the Board of Directors and Chief Executive Officer
Thomas E. Bush, III (a)* (c)	70	Director
Robert J. Michel (a) (b)*	66	Director
Wong Kwok Fong (Kelvin)	59	Director and Vice-Chairman of the Board of Directors
Emmanuel Alia (Manny) (b) (c)	58	Director
Cecilia C. Welch	63	Chief Financial Officer
Mira K. LaCous	62	Chief Technology Officer
James D. Sullivan	55	Vice President of Strategy and Compliance, Chief Legal Officer

(a)	Compensation Committee Member

(b)	Audit Committee Member

(c)	Nominating Committee Member

(d)	Mr. Gilley resigned from the Board of Directors effective February 9, 2023

*	Indicates chair of committee

Set forth below is a brief description of the background and business experience of our directors and executive officers for the past five years.

Directors

Michael W. DePasquale has served as our Chief Executive Officer and a Director since January 3, 2003, and Chairman of the Board since January 29, 2014. He served as Co-Chief Executive Officer of the Company from July 2005 to August 2006. Mr. DePasquale brings more than 30 years of executive management, sales and marketing experience to the Company. Mr. DePasquale has held executive management positions with McGraw-Hill, Digital Equipment Corporation, and other companies in the software and professional services industries. Mr. DePasquale earned a Bachelor of Science degree from the New Jersey Institute of Technology. He serves as the Vice Chairman on the Board of Directors of the International Biometrics and Identification Industry Association. We believe Mr. DePasquale’s qualifications to sit on the board of directors include his extensive executive management experience in the technology sector and biometric industry expertise which strengthen the board’s collective qualifications, skills and experience.

Thomas E. Bush, III has served as a Director of the Company since January 29, 2014. Since 2009, Mr. Bush has provided business consulting services through his firm, Tom Bush Consulting. Prior to that, Mr. Bush served with the Federal Bureau of Investigation for over 33 years. Mr. Bush joined the FBI in September 1975, ultimately becoming the Director of the CJIS division, with over 2,500 employees and a budget of approximately one billion dollars.  During this time, Mr. Bush provided critical services in support of the criminal justice community, including two significant IT projects, Next Generation Identification and N-Dex, which were awarded by CJIS during his tenure at the FBI. Mr. Bush has received many awards during his career, most notably a Presidential Rank Award for Meritorious Service in 2007. We believe Mr. Bush’s qualifications to sit on the board of directors include his extensive experience in law enforcement, security matters, and the use of biometric technologies in the government sector, which provide the board with a unique perspective on security and public sector matters.

Robert J. Michel has served as a Director of the Company since April 10, 2017. He has over 30 years of accounting and financial management experience. Since September, 2018, he has served as the Chief Financial Officer of Daxor Corporation (Nasdaq: DXR), a medical device manufacturing company specializing in blood volume analysis. Prior to Daxor, from November, 2017 until September 2018, Mr. Michel served as the CFO of Roadway Moving, Inc., a transportation, moving and storage company located in New York City.  Mr. Michel spent 15 years at Asta Funding, Inc. (Nasdaq: ASFI), a diversified financial services company, including serving as its Chief Financial Officer from 2009 until 2017 where he was responsible for all financial matters and SEC reporting. Mr. Michel is a certified public accountant, earned an MBA in Taxation from St. John’s University, and a BS in Business Administration from Villanova University. We believe Mr. Michel’s qualifications to sit on the board of directors include his substantial experience in accounting and financial management for public companies which provide the board with a deep knowledge of financial and SEC reporting and strengthen the board’s collective qualifications, skills, and experience.

Wong Kwok Fong (Kelvin) has served as a Director of the Company since December 4, 2015, as Managing Director of our Hong Kong Subsidiary since August 2016, and as Vice-Chairman of the Board of Directors since March 2019. He is the co-founder of China Goldjoy Group (previously World Wide Touch Technology Holdings Limited), a company listed on The Stock Exchange of Hong Kong. From 1997 until August, 2015, Mr. Wong served as the Chairman of China Goldjoy Group and served as its Chief Technology Officer through October 2016. During this time, Kelvin played a significant role in the substantial growth of the business. Kelvin brings over 25 years of senior management experience in manufacturing, supply chain, and marketing functions in the electronics and technology industries, including establishing manufacturing plants in Hong Kong and China, and building an extensive network in the electronics and technology industries. We believe Kelvin’s qualifications to sit on the board of directors include his substantial experience in the technology industry, including biometrics and payment systems, and serving the Asian markets, which broaden and strengthen the board’s collective qualifications, skills, and experience.

Emmanuel Alia (Manny) was appointed Director of the Company on April 3, 2020. Since 2018, Mr. Alia has been providing management consulting services as an advisor to businesses seeking market entry strategies to emerging markets such as Africa and the Caribbean. From 2011 to 2018, Mr. Alia served as an Executive Director at the Corporate and Investment division of JPMorgan, and as a Senior Vice-President at CHASE Bank’s Consumer and Community Banking specializing in the financial and banking services industry and opportunities in Africa. During Mr. Alia’s tenure with JPMorgan, he served as head of WholeSale Operations in the Receivables Operations of the Global banking operations in the US and Canada, head of Retail Banking in the Greater Detroit area, and head of branches in the New York and New Jersey areas. For two years Mr. Alia was co-chair of the Black Organizational Leadership Development, an employee networking group in JPMorgan that works with firm’s leadership to strengthen the firm’s message, strategies and community outreach globally. Mr. Alia received a Bachelor of Arts in Accounting from SouthEastern University and a Master’s of Business Administration (MBA) from Cornell University. We believe Mr. Alia’s qualifications to sit on the board of directors include his extensive industry experience and connection and networking abilities in the African communities and markets which further broaden and strengthen the board’s collective qualifications, skills, and experience.

Executive Officers

Cecilia C. Welch has served as the Chief Financial Officer of the Company since December 21, 2009. Ms. Welch joined the Company in 2007 as Corporate Controller. Prior to joining the Company, Ms. Welch has held senior financial management positions in various industries, including software and manufacturing.  Ms. Welch has a Bachelor’s degree in Accounting from Franklin Pierce University.

Mira K. LaCous has served as Chief Technology Officer of the Company since March 13, 2014, as Senior Vice President of Technology & Development since 2012, and as our Vice President of Technology and Development since 2000. Ms. LaCous has over 39 years of product/project management, solution architecture, software development, team leadership and customer relations experience, with a background that includes successfully bringing numerous innovative products and technologies to market, including automated voice response systems, automated building control systems, software piracy protection, internet training materials and testing, WYSIWYG page layout and design software, image scanning / recognition software and systems, biometric security systems and algorithms, automated national ID systems using biometrics, and mobile applications with secure frameworks. Ms. LaCous has been a speaker at multiple events/conferences and has worked with teams around the globe bringing biometric technology deployments to life.  Ms. LaCous is the author of eight (8) US patented technologies, multiple international patents and lead the engineering team in developing other patents and inventive technologies. Ms. LaCous earned a Bachelor’s in Computer Science, with mathematics and physics from North Dakota State University.

James D. Sullivan has served as BIO-key’s Senior Vice President of Strategy and Compliance and BIO-key’s Chief Legal Officer since February 2020, as Senior Vice President of Strategy and Business Development from April 2012 through December 2018, and the dual role as Senior Vice President of Global Sales from August 2015 through December of 2016. Mr. Sullivan is a recognized expert in privacy, cybersecurity, and biometric authentication for workforce and consumer applications. During his twenty years with the Company, Mr. Sullivan has directly worked with dozens of the Company’s customers, including AT&T, Israel Defense Forces, LexisNexis, NCR and Omnicell, as well as large-scale biometric-centered identity management projects that interface daily with millions of corporate and consumer users. Mr. Sullivan earned a Juris Doctor with Honors from Georgia State University College of Law, is a member of the Georgia Bar, and enrolled to practice before the IRS. Mr. Sullivan has an undergraduate degree in Computer Science from Brown University and has over 26 years of experience in IT projects and implementation, including directly working with security and identity management solutions at the Company, Computer Associates, Platinum Technology, and Memco Software.

Committees of the Board of Directors

Audit Committee

Our audit committee was comprised of Robert J. Michel (Chair), Pieter Knook, and Emmanuel Alia until May 13, 2023, when Pieter Knook resigned from the Board of Directors. Robert J. Michel and Emmanuel Alia both meet the independence standards for purposes of serving on an audit committee established by NASDAQ and under the Exchange Act. Our audit committee (i) assists the board of directors in its oversight of the integrity of our financial statements, compliance with legal and regulatory requirements, and corporate policies and controls, (ii) has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm, and (iii) is responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to our audit committee. Our board of directors has determined that Robert J. Michel qualifies as an “audit committee financial expert,” as such term is defined in Item 407 of Regulation S-K.

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

Delinquent Section 16(a) Reports

Reports of all transactions in our common stock by officers, directors and ten percent (10%) stockholders are required to be filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on our review of copies of the reports received, or representations of such reporting persons, we believe that during the year ended December 31, 2022, all Section 16(a) filing requirements applicable to our officers, directors and ten percent (10%) stockholders were satisfied in a timely fashion, except for four late Form 4 filings including one late Form 4 filing by Mr. Michel for payment for a BOD committee meeting, and one each for Mr. Sullivan, Mr. DePasquale and Ms. LaCous reporting shares acquired under the BIO-key International, Inc. 2021 Employee Stock Purchase Plan.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation paid to or accrued by our chief executive officer and the two most highly compensated executive officers other than our chief executive officer, for the fiscal years ended December 31, 2022 and 2021:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)		Total ($)

Michael W. DePasquale	2022	295,833	75,250	997		372,080
Chief Executive Officer	2021	275,000	-	1,944		276,944

Mira K. LaCous	2022	223,000	16,125	1,301		240,426
Chief Technology Officer	2021	216,333	-	3,092		219,425

James D. Sullivan	2022	233,333	64,500	134,157	(3)	431,990
Chief Legal Officer	2021	225,000	-	10,241	(4)	235,241

(1)

The aggregate grant date fair value of the restricted shares is calculated by the multiplying the quantity of shares issued by the closing trading price of the shares on the date of issuance calculated under FASB ASC 718.

(2)	Consists of life insurance premiums paid by the Company except as otherwise noted.
(3)	Consists of $132,826 of sales commissions and $1,331 of life insurance premiums paid by the Company.
(4)	Consists of $8,987 of sales commissions and $1,254 of life insurance premiums paid by the Company.

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

In setting cash compensation levels, we favor a balance in which base salaries are generally targeted at slightly below the peer average and a bonus opportunity that is targeted at slightly above the average. The base salary of our CEO has not been increased since 2018. Effective January 1, 2021, we increased the base salary of Mr. Sullivan to $225,000 to compensate for the fact that in connection with his promotion to Chief Legal Officer, he would be limited to sales commissions on only three of his existing long term accounts.  Effective January 1, 2022, we increased the base compensation of Mr. Sullivan and Ms. LaCous.

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

We also include an equity component as part of our compensation package because we believe that equity-based compensation aligns the long-term interests of our named executive officers with those of stockholders. We did not issue any stock options or restricted stock awards to our named executive officers during 2021.  In 2022, we issued restricted stock awards to each of our named executive officers in  recognition of the revenue growth of the Company in 2021 and successful integration of Portal Guard.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth for each named executive officer, information regarding outstanding equity awards as at December 31, 2022.

	Option Awards			Stock Awards
Name	Number of securities underlying unexercised options exercisable (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)(1)

Michael W. DePasquale	31,250	21.20	3/16/2024	36,375	21,461
	4,167	15.68	3/23/2025
	4,167	9.44	3/21/2026

Mira K. LaCous	12,500	21.20	3/16/2024	8,875	5,236
	1,563	15.68	3/23/2025
	1,563	9.44	3/21/2026

James D. Sullivan	12,500	21.20	3/16/2024	31,375	18,511
	3,125	15.68	3/23/2025
	3,125	9.44	3/21/2026

(1)	Calculated based on the closing market price of the Company’s common stock on December 31, 2022 of $0.59 per share.

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

DIRECTOR COMPENSATION

The following table sets forth for each director, information regarding their compensation for the year ended December 31, 2022:

Name (1)	Stock Awards ($) (2)	Total ($)
Thomas E. Bush, III (3)	14,007	14,007
Thomas Gilley (3)(4)	14,007	14,007
Pieter Knook (3)(5)	16,008	16,008
Robert J. Michel (3)	16,008	16,008
Emmanuel Alia (6)	16,008	16,008

(1)	Mr. DePasquale and Kelvin Wong have been omitted from the above table because they do not receive any additional compensation for serving on our Board of Directors.
(2)	The aggregate fair value of the common stock issued was calculated based on the closing price of our common stock on the date of issuance in accordance with FASB ASC 718.
(3)	At December 31, 2022, Messrs. Bush, Gilley, Knook and Michel each held options to purchase 2,064 shares of common stock and each held 5,000 shares restricted common stock.
(4)	Mr. Gilley resigned from the Board of Directors on February 9, 2023.
(5)	Mr. Knook resigned from the Board of Directors effective May 13, 2023.
(6)	At December 31, 2022, Mr. Alia held options to purchase 313 shares of common stock and held 5,000 shares restricted common stock.

Narrative Disclosure to Director Compensation Table

During 2022, we had a policy to pay each non-employee director $3,000 per board meeting, $1,000 per telephonic board meeting, and $1,000 per board committee meeting attended. Fees for attendance at regular quarterly board meetings held during the first three quarters of each fiscal year are paid through the issuance of common stock and payments for the last meeting of the year are paid in cash or, at the option of the director, in shares of common stock. All of our directors elected to receive payment in common stock for the last board meeting in 2022. All directors will be indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law. We reimburse each of our non-employee directors for their reasonable expenses incurred in connection with attending meetings of the board of directors and related committees.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 30, 2023 information with respect to the securities holdings of all persons that we, pursuant to filings with the SEC and our stock transfer records, have reason to believe may be deemed the beneficial owner of more than 5% of our common stock. The following table also sets forth, as of such date, the beneficial ownership of our common stock by all of our current executive officers and directors, both individually and as a group.

The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as awarded, and, in accordance therewith, include all shares of our common stock that may be acquired by such beneficial owners within 60 days of May 30, 2023 upon the exercise or conversion of any options, warrants or other convertible securities. This table has been prepared based on 9,234,833 shares of common stock outstanding on May 30, 2023.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percentage of Class

Directors and Executive Officers

Michael W. DePasquale	128,227	(2)	1.4%
Cecilia C. Welch	69,375	(3)	*
Mira K. LaCous	40,001	(4)	*
James D. Sullivan	110,500	(5)	1.2%
Robert J. Michel	32,760	(6)	*
Thomas E. Bush, III	29,869	(7)	*
Emmanuel Alia	27,360	(8)	*
Wong Kwok Fong (Kelvin)	589,464	(9)	6.4%
All officers and directors as a group (eight (8) persons)	1,047,472		11.3%

Beneficial Owners

Lind Global Micro Fund, LP	833,125	(10)	9.0%
AJB Capital Investments LLC	900,000	(11)	9.7%

*	Less than 1%
(1)	Unless otherwise indicated, the address of each person listed below is c/o BIO-key International, Inc., 3349 Highway 138, Building A, Suite E, Wall, NJ 07719.
(2)	Includes 39,584 shares issuable on exercise of options and 39,125 shares of restricted stock of which 24,709 remain subject to vesting.
(3)	Includes 22,500 of shares issuable upon exercise of options and 34,125 shares of restricted stock of which 21.375 remain subject to vesting.
(4)	Includes 15,626 of shares issuable upon exercise of options and 11,625 shares of restricted stock of which 6,375 remain subject to vesting.
(5)	Includes 18,750 of shares issuable on exercise of options and 34,125 shares of restricted stock of which 21,375 remain subject to vesting.
(6)

Includes 1,960 of shares issuable on exercise of options and 5,000 shares of restricted stock of which 3,334 remain subject to vesting. Does not include 104 shares issuable upon exercise of options subject to vesting.

(7)

Includes 1,960 of shares issuable on exercise of options and 5,000 shares of restricted stock of which 3,334 remain subject to vesting. Does not include 104 shares issuable upon exercise of options subject to vesting.

(8)

Includes 209 of shares issuable on exercise of options and 5,000 shares of restricted stock of which 3,334 remain subject to vesting. Does not include 104 shares issuable upon exercise of options subject to vesting.

(9)

Includes 27,084 of shares issuable on exercise of options and 9,125 shares of restricted stock of which 4,709 remain subject to vesting. The address of Kelvin is Flat C, 27/F, Block 5, Grand Pacific Views, Siu Lam, Hong Kong N7.

(10)	Consists of shares issuable upon exercise of warrants. The address of Lind Global Capital Micro Fund, LP is 444 Madison Ave, Floor 41, New York, NY 10022
(11)	Includes 200,000 shares issuable upon exercise of warrants. The address of AJB Capital Investments LLC is 4700 Sheridan Street, Suite J, Hollywood, FL 33021.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, as of December 31, 2022, information with respect to securities authorized for issuance under equity compensation plans.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	90,808	(1)(2)	10.79	989,032	(3)
Equity compensation plans not approved by security holders	112,188		$21.18	—
Total	202,996	(1)(2)	$16.53	989,032	(3)

(1)	Consists of shares of common stock issuable upon the exercise of options outstanding as of December 31, 2022 under the 2015 Plan.

(2)	Excludes employee stock purchase rights accruing under the ESPP.

(3)

Amount includes 280,065 shares of common stock available as of December 31, 2022 for future issuance under the 2015 Plan and 708,967 shares of common stock available as of December 31, 2022 for future issuance under the ESPP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Standstill Agreement with Principal Stockholder

Pursuant to separate securities purchase agreements dated October 29, 2015 and November 11, 2015 with Wong Kwok Fong (Kelvin), we issued and sold shares of series A-1 stock to Kelvin which were subsequently converted into shares of our common stock. The forgoing agreements contain a standstill provision (the “Standstill”) which prohibits Kelvin either alone or together with any other person, from acquiring additional shares of our common stock or any of our assets, soliciting proxies, or seeking representation on our board of directors. Kelvin is the Co-Chairman of the board of directors and an executive officer.

Director Independence

As required under the NASDAQ Marketplace Rules, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our board considered certain relationships between our directors and us when determining each director’s status as an “independent director” under Rule 5605(a)(2) of the NASDAQ Marketplace Rules. Based upon such definition and SEC regulations, we have determined that Robert Michel, Emmanuel Alia, and Thomas Bush, III, are “independent” under NASDAQ standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows fees for professional services and quarterly audit fees billed to us by Marcum LLC for the audit of our annual consolidated financial statements for the year ended December 31, 2022, and reviews of our second and third quarters 2022 and Rotenberg Meril Solomon Bertiger & Guttilla, P.C. (“RMSBG”), prior to RMSBG’s merger with Marcum, for the audit of our annual consolidated financial statements for the year ended December 31, 2021 and for the first quarter 2022:

	2022	2021

Audit Fees	$133,000	$123,900
Audit-Related Fees	27,913	9,795
Tax Fees	17,000	17,000

Total Fees	$177,913	$150,695

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

Audit Committee Pre-Approval Procedures

The audit committee approves the engagement of our independent auditors to render audit and non-audit services before they are engaged. All of the fees for 2022 and 2021 shown above were pre-approved by the audit committee.

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

PART IV

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)       The following documents are filed as part of this Report. Portions of Item 15 are submitted as separate sections of this Report:

(1) Financial statements filed as part of this Report:

Report of Independent Registered Public Accounting Firm (Marcum LLP, Saddle Brook, NJ, PCAOB ID:688

Report of Independent Registered Public Accounting Firm (Rotenberg Meril Solomon Bertiger & Guttilla, P.C., Saddle Brook, NJ, PCAOB ID:361)

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Operations—Years ended December 31, 2022 and 2021

Consolidated Statements of Stockholders’ Equity—Years ended December 31, 2022 and 2021

Consolidated Statements of Cash Flows—Years ended December 31, 2022 and 2021

Notes to Consolidated Financial Statements—December 31, 2022 and 2021

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

FINANCIAL STATEMENTS

The following financial statements of BIO-key International, Inc. are included herein at the indicated page numbers:

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

BIO-key International, Inc. Wall, NJ

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of BIO-key International, Inc. and Subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Revision to Correct Previously Issued Financial Statements

As discussed in Note S to the financial statements, the 2021 financial statements have been revised to correct certain previously issued disclosures related to the reconciliation of the Company’s income tax rate for the year ended December 31, 2021 and the components of the Company’s deferred tax assets and liabilities and valuation allowance as of December 31, 2021 and 2020. The financial statements of the Company for the year ended December 31, 2021, before the effects of the adjustments to correct the errors discussed in Note S to the financial statements, were audited by other auditors whose report, dated March 31, 2022, expressed an unqualified opinion on those statements. We have also audited the adjustments described in Note S that were applied to revise the 2021 financial statements to correct the errors. In our opinion, such adjustments are appropriate and have been properly applied. Except for the corrections to revise the tax footnote we were not engaged to audit, review, or apply any procedures to the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, other than stated above and, accordingly, we do not express an opinion or any other form of assurance on the 2021 financial statements taken as a whole.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note A of the financial statements, the Company has suffered substantial net losses and negative cash flows from operations in recent years and is dependent on debt and equity financing to fund its operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are disclosed in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2010 (such date takes into account the acquisition of Rotenberg Meril Solomon Bertiger & Guttilla, P.C., by Marcum LLP effective February 1, 2022).

Saddle Brook, New Jersey

June 1, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
BIO-key International, Inc.
Wall, NJ

Opinion on the Financial Statements

We have audited, before the effects of the adjustment for the correction of the errors described in Note S, the accompanying consolidated balance sheets of BIO-key International, Inc. and Subsidiaries (the “Company”) as of December 31, 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the errors described in Note S, and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Marcum LLP.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

We have served as the Company's auditors from 2010 to 2022.

Saddle Brook, New Jersey
March 31, 2022

BIO-key International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$2,635,522	$7,754,046
Accounts receivable, net	1,522,784	970,626
Due from factor	49,500	49,500
Note receivable, net of allowance	-	82,000
Inventory, net of reserve	4,434,369	4,940,660
Prepaid expenses and other	342,706	216,041
Total current assets	8,984,881	14,012,873
Resalable software license rights	-	48,752
Investment – debt security, net	-	452,821
Equipment and leasehold improvements, net	107,413	69,168
Capitalized contract costs, net	283,069	249,012
Deposits and other assets	8,712	8,712
Note receivable, net of allowance	-	113,000
Operating lease right-of-use assets	197,355	254,100
Intangible assets, net	1,762,825	1,298,077
Goodwill	-	1,262,526
Total non-current assets	2,359,374	3,756,168
TOTAL ASSETS	$11,344,255	$17,769,041

LIABILITIES
Accounts payable	$1,108,279	$427,772
Accrued liabilities	1,009,123	828,997
Convertible note payable	2,596,203	-
Government loan – BBVA Bank, current portion	120,000	-
Deferred revenue - current	462,418	565,355
Operating lease liabilities, current portion	159,665	177,188
Total current liabilities	5,455,688	1,999,312
Deferred revenue, net of current portion	52,134	67,300
Deferred tax liability	170,281	-
Government loan – BBVA Bank, net of current portion	326,767	-
Operating lease liabilities, net of current portion	37,829	86,974
Total non-current liabilities	587,011	154,274
TOTAL LIABILITIES	6,042,699	2,153,586

Commitments (Note O)

STOCKHOLDERS’ EQUITY
Common stock — authorized, 170,000,000 shares; issued and outstanding; 9,190,504 and 7,853,759 of $.0001 par value at December 31, 2022 and December 31, 2021, respectively	919	786
Additional paid-in capital	122,028,612	120,190,139
Accumulated other comprehensive loss	(242,602)	-
Accumulated deficit	(116,485,373)	(104,575,470)
TOTAL STOCKHOLDERS’ EQUITY	5,301,556	15,615,455
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,344,255	$17,769,041

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended December 31,
	2022	2021

Revenues
Services	$1,789,720	$1,273,354
License fees	4,584,052	2,555,809
Hardware	646,486	1,285,326
Total revenues	7,020,258	5,114,489

Costs and other expenses
Cost of services	722,152	686,175
Cost of license fees	906,417	183,199
Cost of hardware	811,001	803,555
Total costs and other expenses	2,439,570	1,672,929
Gross Profit	4,580,688	3,441,560

Operating expenses
Selling, general and administrative	9,364,887	6,028,360
Research, development and engineering	3,252,236	2,355,056
Reversal of earnout payable – Swivel acquisition	(500,000)	-
Impairment of goodwill	2,387,193	-
Total operating expenses	14,504,316	8,383,416
Operating loss	(9,923,628)	(4,941,856)

Other income (expense)
Interest income	233	4,075
Loss on foreign currency transactions	-	(50,000)
Investment-debt security reserve	(452,821)	(60,000)
Loan transaction costs	(1,147,456)	-
Change in fair value of convertible note	(396,203)	-
Interest expense	(10,462)	(18,000)
Total other income (expense)	(2,006,709)	(123,925)

Loss before provision for income tax benefit	(11,930,337)	-

Provision for income tax benefit	20,434	-

Net loss	$(11,909,903)	(5,065,781)

Comprehensive loss:
Net loss	$(11,909,903)	$(5,065,781)
Other comprehensive loss- Foreign translation adjustment	(242,602)	-
Comprehensive loss	$(12,152,505)	$(5,065,781)

Basic and Diluted Loss per Common Share	$(1.47)	$(0.65)

Weighted Average Shares Outstanding:
Basic and Diluted	8,100,785	7,791,741

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance as of December 31, 2020	7,814,572	$782	$119,844,026	$-	$(99,509,689)	$20,335,119
Issuance of common stock for directors’ fees	7,828	1	25,535	-	-	25,536
Issuance of restricted common stock to employees	13,125	1	(1)	-	-	-
Forfeiture of restricted stock	(1,250)	-	-	-	-	-
Legal fees	-	-	(5,228)	-	-	(5,228)
Issuance of common stock for Employee stock purchase plan	19,484	2	36,628	-	-	36,630
Share based compensation for employee stock purchase plan	-	-	10,680	-	-	10,680
Share-based compensation	-	-	278,499	-	-	278,499
Net loss	-	-	-	-	(5,065,781)	(5,065,781)
Balance as of December 31, 2021	7,853,759	$786	$120,190,139	$-	$(104,575,470)	$15,615,455
Issuance of common stock for directors’ fees	39,636	4	76,039	-	-	76,043
Issuance of restricted common stock to employees	278,000	27	(27)	-	-	-
Forfeiture of restricted stock	(10,500)	(1)	-	-	-	(1)
Issuance of common stock pursuant to Swivel purchase agreement	269,060	27	599,977	-	-	600,004
Issuance of common stock for note issuance fees	700,000	70	699,930	-	-	700,000
Issuance of warrant in conjunction with note payable	-	-	94,316	-		94,316
Issuance of common stock for employee stock purchase plan	60,549	6	56,374	-	-	56,380
Share based compensation for employee stock purchase plan	-	-	18,787	-	-	18,787
Foreign currency translation adjustment	-	-		(242,602)	-	(242,602)
Share-based compensation	-	-	293,077	-	-	293,077
Net loss	-	-	-	-	(11,909,903)	(11,909,903)
Balance as of December 31, 2022	9,190,504	$919	$122,028,612	$(242,602)	$(116,485,373)	$5,301,556

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2022	2021

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(11,909,903)	$(5,065,781)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation	43,794	54,649
Impairment of goodwill	2,387,193	-
Reversal of earnout payable – Swivel acquisition	(500,000)	-
Amortization of intangible assets and write-off	298,113	216,069
Amortization of resalable software license rights	48,752	10,130
Loan transaction costs	1,147,456	-
Loss on foreign currency	-	50,000
Reserve for investment security	452,821	60,000
Reserve for inventory	400,000	-
Reserve for note receivable	186,000	100,000
Allowance for doubtful account	360,000	200,000
Amortization of debt discount	-	18,000
Amortization of capitalized contract costs	106,624	110,681
Share based and warrant compensation for employees and consultants	311,864	289,179
Stock based fees to directors	76,043	25,536
Bad debt expense	130,111	-
Change in fair value of convertible note	396,203	-
Deferred income tax benefit	(20,434)	-
Amortization of operating lease right-of-use assets	155,353	233,225
Change in operating assets and liabilities:
Accounts receivable	(339,383)	(672,577)
Due from factor	-	10,953
Capitalized contract costs	(140,681)	(194,378)
Inventory	106,291	(4,609,713)
Prepaid expenses and other	(46,655)	(14,534)
Accounts payable	239,144	183,614
Accrued liabilities	167,614	320,510
Deferred revenue	(120,078)	(69,681)
Operating lease liabilities	(165,276)	(234,310)
Net cash used for operating activities	(6,229,034)	(8,978,428)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Swivel Secure, net of cash acquired of $729,905	(623,578)	-
Receipt of cash from note receivable	9,000	-
Capital expenditures	(82,040)	(42,024)
Net cash used for investing activities	(696,618)	(42,024)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	2,002,000	-
Costs incurred for issuance of convertible note	(155,140)	-
Proceeds from Employee Stock Purchase Plan	56,380	36,630
Repayment of note payable - PistolStar	-	(250,000)
Legal fees	-	(5,228)
Net cash (used in) provided by financing activities	1,903,240	(218,598)
Effect of exchange rate changes	(96,112)	-
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,118,524)	(9,239,050)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,754,046	16,993,096
CASH AND CASH EQUIVALENTS, END OF YEAR	$2,635,522	$7,754,046

The accompanying notes are an integral part of these statements.

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Years ended December 31,
	2022	2021

Cash paid during the year for:
Taxes	$25,682	$-
Interest	$10,462	$-

Noncash investing and financing activities:

Accounts receivable acquired from Swivel Secure	$702,886	$-
Equipment acquired from Swivel Secure	$65,640	$-
Other assets acquired from Swivel Secure	$20,708	$-
Intangible assets acquired from Swivel Secure	$762,860	$-
Goodwill resulting from the acquisition from Swivel Secure	$1,258,087	$-
Accounts payable and accrued expenses acquired from Swivel Secure	$431,884	$-
Government loan acquired from Swivel Secure	$544,000	$-
Deferred tax liability from the acquisition of Swivel Secure	$190,715	$-
Common stock issued for acquisition of Swivel Secure	$600,004	$-
Common stock issued for acquisition of note payable	$700,000	$-
Issuance of warrant for acquisition of note payable	$94,316	$-
Operating lease right-of-use asset and liability for new lease	$105,893	$-

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2022 and 2021

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

Going Concern and Basis of Presentation

The Company has historically financed our operations through access to the capital markets by issuing convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. As of the date of this report, the Company does not have enough cash for twelve months of operations. The history of significant losses, the negative cash flow from operations, the limited cash resources on hand and the dependence by the Company on its ability, to obtain additional financing to fund its operations after the current cash resources are exhausted raises substantial doubt about the Company's ability to continue as a going concern. The Company has lowered our expenses through decreasing spending in marketing, and research and development. In addition, the Company has purchased inventory for projects in Nigeria, which have been delayed in deployment, and therefore is looking into other markets and opportunities to sell or return the product to generate additional cash.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which contemplate continuation of the Company as a going concern, and assumes continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has suffered substantial net losses and negative cash flows from operations in recent years and is dependent on debt and equity financing to fund its operations all of which raise substantial doubt about the Company’s ability to continue as a going concern. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company’s ability to increase its revenue and meet its financing requirements on a continuing basis and become profitable in its future operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

2. Use of Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) as set forth in the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) and consider the various staff accounting bulletins and other applicable guidance issued by the U.S. Securities and Exchange Commission (SEC). These accounting principles require us to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Certain significant accounting policies that contain subjective management estimates and assumptions include those related to accounts receivable, inventory, intangible assets and goodwill, fair value of convertible note payable, and income taxes.

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

Software licenses

Software license revenue consists of fees for perpetual and subscription licenses for one or more of the Company’s biometric fingerprint solutions or identity access management solutions. Revenue is recognized at a point in time once the software is available to the customer for download. Software license contracts are generally invoiced in full on execution of the arrangement.

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

Support and Maintenance

Support and maintenance revenue consists of fees for unspecified upgrades, telephone assistance and bug fixes. The Company satisfies its support and maintenance performance obligation by providing “stand-ready” assistance as required over the contract period. The Company records deferred revenue (contract liability) at time of prepayment until the term of the contract begins. Revenue is recognized over time on a ratable basis over the contract term. Support and maintenance contracts are one to five years in length and are generally invoiced in advance at the beginning of the term. Support and Maintenance revenue for subscription licenses is carved out of the total license cost at 18% and recognized on a ratable basis over the license term.

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

Deferred Revenue

Deferred revenue includes customer advances and amounts that have been paid by customers for which the contractual maintenance terms have not yet occurred. The majority of these amounts are related to maintenance contracts for which the revenue is recognized ratably over the applicable term, which generally is 12-60 months. Contracts greater than 12 months are segregated as long term deferred revenue. Maintenance contracts include provisions for unspecified when-and-if available product updates and customer telephone support services. At December 31, 2022 and 2021, amounts in deferred revenue were approximately $515,000 and $633,000, respectively.

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

5. Goodwill and acquired intangible assets

Goodwill is not amortized, but is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has determined that there is a single reporting unit for the purpose of conducting this goodwill impairment assessment. For purposes of assessing potential impairment, the Company estimates the fair value of the reporting unit, based on the Company’s market capitalization, and compares this amount to the carrying value of the reporting unit. If the Company determines that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required. The annual goodwill impairment test will be performed as of December 31st of each year. Refer Note K for more information regarding the impairment of goodwill in 2022.

Intangible assets acquired in a business combination are recorded at their estimated fair values at the date of acquisition. The Company amortizes acquired definite-lived intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis.

6. Cash Equivalents

Cash equivalents consist of liquid investments with original maturities of three months or less. At December 31, 2022 and 2021, cash equivalents consisted of a money market account.

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

Accounts receivable at December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021

Accounts receivable	$2,096,569	$1,234,411
Loss on foreign currency	-	(50,000)
Allowance for doubtful accounts	(573,785)	(213,785)
Accounts receivable, net of allowances for doubtful accounts	$1,522,784	$970,626

Bad debt expenses (if any) are recorded in selling, general, and administrative expense.

The allowance for doubtful accounts for the years ended December 31, 2022 and 2021 is as follows:

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions from Reserves	Balance at End of Year

Year ended December 31, 2022 Allowance for Doubtful Accounts	$213,785	$360,000	$-	$573,785
Year ended December 31, 2021 Allowance for Doubtful Accounts	$1,733,785	$200,000	$(1,720,000)	$213,785

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

The estimated useful lives used to compute depreciation and amortization for financial reporting purposes are as follows:

	Years
Equipment and leasehold improvements
Equipment	3	-	5
Furniture and fixtures	3	-	5
Software		3
Leasehold improvements	life or lease term

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

9. Impairment or Disposal of Long Lived Assets, including Intangible Assets

The Company reviews long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. In assessing recoverability, the Company must make assumptions regarding estimated future cash flows and discount factors. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges. Intangible assets with determinable lives are amortized over their estimated useful lives, based upon the pattern in which the expected benefits will be realized, or on a straight-line basis, whichever is greater. There were no impairments in 2022 and 2021.

10. Advertising Expense

The Company expenses the costs of advertising as incurred. Advertising expenses for 2022 and 2021 were approximately $842,000 and $527,000, respectively.

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

12. Earnings Per Share of Common Stock (“EPS”)

The Company’s EPS is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options and warrants, when the effect of their inclusion is dilutive.

13. Accounting for Stock-Based Compensation

The Company accounts for share based compensation in accordance with the provisions of ASC 718-10, “Compensation — Stock Compensation,” which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The majority of its share-based compensation arrangements vest over a three year vesting schedule. The Company expenses its share-based compensation under the ratable method, which treats each vesting tranche as if it were an individual grant. The fair value of stock options is determined using the Black-Scholes valuation model and requires the input of certain assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected option term”), the estimated volatility of its common stock price over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized as an expense in the consolidated statements of operations. As required under the accounting rules, the Company reviews its valuation assumptions at each grant date and, as a result, the Company is likely to change its valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the service period, net of estimated forfeitures (the number of individuals that will ultimately not complete their vesting requirements). The estimation of stock awards that will ultimately vest requires significant judgment. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from current estimates. Options and warrants to outsiders are accounted for under ASC 718.

The following table presents share-based compensation expenses included in the Company’s consolidated statements of operations:

	Year ended December 31,
	2022	2021

Selling, general and administrative	$310,017	$269,368
Research, development and engineering	77,890	45,347
	$387,907	$314,715

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

The Company accounts for uncertain tax provisions in accordance with ASC 740. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

16. The Fair Value Measurement Option

The Company has elected the fair value measurement option for convertible debt with embedded derivatives that require bifurcation, and record the entire hybrid financing instrument at fair value under the guidance of ASC 825, Financial Instruments. As a result, the convertible promissory note was recorded at fair value upon issuance and will subsequently be remeasured at each reporting date until settled or converted. The Company recognized the note initially at fair value, which exceeded the proceeds received resulting in a day one loss that has been recognized in net loss. The Company reports interest expense, including accrued interest, related to the convertible debt under the fair value option, separately from within the change in fair value of the convertible debt in the accompanying consolidated statement of operations.

17. Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active or inputs which are observable either directly or indirectly for substantially the full term of the asset or liability; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table summarizes our financial instruments measured at fair value at December 31, 2022:

	Total	Level 1	Level 2	Level 3

Convertible note at fair value	$2,596,203	$-	$-	$2,596,203

The Company issued a convertible note to which included an original issue discount, conversion features and a detachable warrant, as further discussed in Note M. The detachable warrant represents a freestanding, separable equity-linked financial instrument recorded at fair value. The fair value of the detachable warrant was calculated using a Black-Scholes valuation model. The Company elected the fair value option for the convertible debt which was determined based on significant unobservable inputs including the likelihood of default, the estimated date at which the default could take place, and the present value discount rate, which causes it to be classified as a Level 3 measurement within the fair value hierarchy. The fair value option requires recognition at fair value upon issuance and on each balance sheet date thereafter. Changes in the estimated fair value are recognized as change in fair value of convertible note in the consolidated statements of operations. As a result of applying the fair value option, direct costs and fees related to the issuance of the convertible note were expensed and not deferred.

The Company estimated the fair value of the convertible note using a probability-weighted discounted cash flow model with the following assumptions and significant terms of the convertible note at December 22, 2022:

1. Face amount - $2,200,000

2. Nominal interest rate – 10% - 12%

3. Default interest rate – 18%

4. Increase in principal upon a default – 30%

5. Present value discount rate – 15.18%

6. Likelihood of default – estimated to be 50% at the extended maturity date

The following table shows the changes in fair value measurements for the convertible note using significant unobservable inputs (Level 3) during the year ended December 31, 2022:

Beginning balance	$-
Purchases and issuances	2,200,000
Day one loss on value of hybrid instrument	396,203
Ending balance	$2,596,203

18. Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), referred to herein as ASU 2016- 13, which significantly changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the existing incurred loss model with an expected credit loss model that requires entities to estimate an expected lifetime credit loss on most financial assets and certain other instruments. Under ASU 2016-13 credit impairment is recognized as an allowance for credit losses, rather than as a direct writedown of the amortized cost basis of a financial asset. The impairment allowance is a valuation account deducted from the amortized cost basis of financial assets to present the net amount expected to be collected on the financial asset. Once the new pronouncement is adopted by the Company, the allowance for credit losses must be adjusted for management’s current estimate at each reporting date. The new guidance provides no threshold for recognition of impairment allowance. Therefore, entities must also measure expected credit losses on assets that have a low risk of loss. For instance, trade receivables that are either current or not yet due may not require an allowance reserve under currently generally accepted accounting principles, but under the new standard, the Company will have to estimate an allowance for expected credit losses on trade receivables under ASU 2016-13. ASU 2016-13 is effective for the Company for annual periods, including interim periods within those annual periods, beginning on January 1, 2023. The Company is currently assessing the impact ASU 2016-13 will have on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE B—REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the years ended December 31, 2022 and 2021:

	North America	Africa	EMESA*	Asia	December 31, 2022

License fees	$1,856,814	$517,161	$2,124,088	$85,989	$4,584,052
Hardware	422,275	25,833	19,914	178,464	646,486
Services	1,270,067	83,306	436,293	54	1,789,720
Total Revenues	$3,549,156	$626,300	$2,580,295	$264,507	$7,020,258

	North America	Africa	EMESA*	Asia	December 31, 2021

License fees	$1,854,088	$521,751	$105,314	$74,656	$2,555,809
Hardware	278,655	698,264	265,996	42,411	1,285,326
Services	1,162,526	42,000	54,918	13,910	1,273,354
Total Revenues	$3,295,269	$1,262,015	$426,228	$130,977	$5,114,489

* EMESA – Europe, Middle East, South America

Revenue recognized during the year ended December 31, 2022 from amounts included in deferred revenue at the beginning of the year was approximately $489,000. Revenue recognized during the year ended December 31, 2021 from amounts included in deferred revenue at the beginning of the year was approximately $529,000. Total deferred revenue (contract liability) was approximately $515,000 and $633,000 at December 31, 2022 and 2021, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied. The guidance provides certain practical expedients that limit this requirement, which the Company’s contracts meet as follows:

●	The performance obligation is part of a contract that has an original expected duration of one year or less, in accordance with ASC 606-10-50-14.

Deferred revenue represents the Company’s remaining performance obligations related to prepaid support and maintenance, all of which is expected to be recognized from one to five years.

NOTE C—SWIVEL SECURE EUROPE, SA ACQUISITION

On March 8, 2022, the Company completed the acquisition of 100% of the issued and outstanding capital stock of Swivel Secure based in Madrid, Spain, pursuant to the terms of a stock purchase agreement. The aggregate purchase price consisted of a base purchase price of $1.75 million, subject to closing adjustments based on the closing date working capital, indebtedness and unpaid transaction expenses, and an earn-out of $500,000. The earn-out was payable based on Swivel Secure generating $3,000,000 of revenue and $1,000,000 of operating profit during an earn-out period commencing on the closing date and ending on January 31, 2023, which was not attained. At the closing, the Company made a cash payment of $1.27 million and issued 269,060 shares of common stock of which 89,687 shares were held back by the Company to secure certain indemnification obligations under the stock purchase agreement. The shares of Company common stock were priced at $2.23, the contractual 20 day volume-weighted average price of the Company’s common stock immediately prior to the payment date as reported on the Nasdaq Capital Market.

The business combination has been accounted for as an acquisition and, in accordance with ASC 805. The Company recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The following table summarizes the purchase price allocation, with no earnout payment:

Purchase consideration:
Total cash paid, including working capital adjustment	$1,273,483
Earnout payable	500,000
Common stock issued	600,004
Total purchase price consideration	$2,373,487

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$729,905
Accounts receivable	702,886
Equipment acquired	65,640
Other assets	20,708
Intangible assets	762,860
Goodwill	1,258,087
Total estimated assets acquired	3,540,086

Accounts payable and accrued expenses	431,884
Government loan	544,000
Deferred tax liability	190,715
Total liabilities assumed	1,166,599
Total estimated fair value of assets acquired and liabilities assumed	$2,373,487

The fair value of the assets acquired and liabilities assumed was less than the purchase price, resulting in the recognition of goodwill. The goodwill reflected the value of the synergies the Company expected to realize and the assembled workforce. Refer to Note K for more information regarding the impairment of goodwill.

The significant intangible asset identified in the purchase price allocation discussed above was Customer Relationships. To value the Customer Relationships, the Company utilized the Excess Earnings Method, which isolates the value of the specific intangible asset by discounting its income stream to present value.

The government loan was issued through BBVA Bank during the COVID-19 pandemic. The loan bears interest at the rate of 1.75% per annum and is payable in monthly installments of approximately $11,900 inclusive of interest from May 2022 through April 2026. The installment payments have been paid monthly as per the schedule, as of the date of this report.

The following table presents the final fair values and useful lives of the identifiable intangible assets acquired:

	Amount	Estimated useful life (in years)
Customer relationships	$762,860	7
Total identifiable intangible assets	$762,860

As discussed above, the earnout payable was not achieved. As such, the Company reversed the earnout payable of $500,000 and recognized the income on the reversal of the earnout payable.

For the period from March 8, 2022 to December 31, 2022, revenue from Swivel Secure amounted to $2,351,975 and net loss amounted to $720,691.

NOTE D—FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The Company maintains its cash and cash equivalents with various financial institutions, which, at times may exceed insured limits. The exposure to the Company is solely dependent upon daily bank balances and the respective strength of the financial institutions. The Company was in excess of coverage of approximately $2,000,000 and $7,057,000 at December 31, 2022 and 2021, respectively. The Company has not incurred any losses on these accounts.

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

For the year ended December 31, 2022 no customer accounted for 10% of total revenue. For the year ended December 2021, one customer accounted for 13% of total revenue.

At December 31, 2022, one customer accounted for 35% of the total accounts receivable. At December 31, 2021, three customers accounted for 87% of total accounts receivable.

NOTE F—NOTE RECEIVABLE

During the third quarter of 2020, the Company loaned $295,000 as an advance to Technology Transfer Institute (“TTI”) to aid in fulfilling the African contracts. The note did not bear any interest if paid within the nine (9) monthly installments beginning December 31, 2020. The note bore a default rate of 5%. Due to the ongoing delays in payment, the Company reserved $186,000 of the note as an allowance. On February 17, 2022, the Company amended the note to modify the payment terms to provide for lower monthly payments, with an updated maturity date on or before December 6, 2023. On May 5, 2022, the Company amended the note to modify the payment terms to eight biweekly installments of $1,000 beginning February 25, 2022, nineteen consecutive monthly installments of $15,000 beginning on July 6, 2022, and $2,000 on or before February 6, 2024. Currently, the payments are several months behind schedule. Due to the delay in payments, the Company has increased the allowance for the remainder of the balance owed under the note. We are continuing to pursue payment and expect that we will start to receive funds in the second quarter of 2023. A member of our board of directors served as Chief Executive Officer of TTI until August 12, 2020.

	December 31,	December 31,
	2022	2021

Note receivable	$195,000	$295,000
Repayment of note	(9,000)	-
Allowance for doubtful account	(186,000)	(100,000)
Note receivable, net of allowance	-	195,000
Current portion, net of allowance	$-	$82,000
Noncurrent portion, net of allowance	$-	$113,000

NOTE G—INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or realizable value. The Company periodically evaluates inventory items and establishes reserves for obsolescence accordingly. The Company also reserves for excess quantities, slow moving goods, and for other impairment of value based upon assumptions of future demand and market conditions. The $400,000 reserve on inventory is due to slow moving inventory purchased for projects in Nigeria. The Company is looking into other markets and opportunities to sell or return the product.

Inventory is comprised of the following as of December 31:

	2022	2021

Finished goods	$4,764,643	$4,798,203
Fabricated assemblies	69,726	142,457
Reserve on finished goods	(400,000)	-
Total inventory	$4,434,369	$4,940,660

NOTE H—RESALABLE SOFTWARE LICENSES RIGHTS

On December 31, 2015, the Company purchased third-party software licenses in the amount of $180,000 in anticipation of a large pending deployment that has yet to materialize. The Company was amortizing the total cost at the greater of the actual unit cost per license sold or straight-line amortization over 10 years. Since the license purchase, the actual per unit cost (actual usage) of such license rights in the cumulative amount of $141,190 has been charged to cost of sales. Since we have not received any sales for the license within the last two years, we accelerated the amortization for the balance of the license in 2022, leaving a carrying balance of $0 and $48,752 as of December 31, 2022 and 2021, respectively. A total of $48,752 and $10,130 was charged to cost of sales during the years ended December 31, 2022 and 2021, respectively.

NOTE I—INVESTMENT IN DEBT SECURITY

The Company purchased a 4,000,000 Hong Kong dollar denominated Bond Certificate with a financial institution in Hong Kong in September 2020 bearing interest at 5% per annum. The Bond Certificate translated to $512,821 U.S. Dollars, based on the exchange rate at the purchase date.  The investment was originally recorded at amortized cost and was scheduled to mature in June 2021. The Company never received the proceeds and accrued interest from the investment and as such, wrote off the investment during 2022 as the bond issuer defaulted on repayment, and the Company had no recourse.

NOTE J—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following as of December 31:

	2022	2021

Equipment	$825,058	$831,784
Furniture and fixtures	225,978	164,079
Software	49,143	32,045
Leasehold improvements	34,903	25,135
	1,135,082	1,053,043

Less accumulated depreciation and amortization	(1,027,669)	(983,875)

Total	$107,413	$69,168

Depreciation was $43,794 and $54,649 for 2022 and 2021, respectively. Amounts are recorded in selling, general, and administrative expense as well as in cost of services.

NOTE K—INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following as of December 31:

	2022	2021

Trade name	$130,000	$130,000
Proprietary software	420,000	420,000
Customer relationships	1,692,860	930,000
Patents and patents pending	365,080	365,080
	2,607,940	1,845,080

Less accumulated amortization	(845,115)	(547,003)

Total	$1,762,825	$1,298,077

Aggregate amortization expense for 2022 and 2021 was approximately $298,000 and $216,000, respectively. Estimated minimum amortization expense based on straight line amortization of the software license rights for each of the next five years and thereafter approximates the following:

Years ending December 31
2023	$320,000
2024	320,000
2025	280,000
2026	230,000
2027	220,000
Thereafter	392,825
Total	$1,762,825

Goodwill

The Company conducted its annual impairment analysis of its goodwill balances as at December 31, 2022. The Company noted the noted the cyclical downturn in technology stock values over the 2022 period, since our previous annual impairment assessment.

The analysis showed the carrying value of the Company’s reporting segment was in excess of the Company’s market valuation as at December 31, 2022 based on a fair valuation measure as the quoted market price for the Company’s publicly traded stock as of that date.

Accordingly, the Company concluded the amounts in goodwill had been fully impaired and accordingly wrote-off the entire balance in full as at December 31, 2022.

NOTE L—ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31:

	2022	2021

Compensation	$377,958	$254,433
Compensated absences	378,874	293,297
Accrued legal and accounting fees	110,008	95,738
Franchise taxes	7,000	40,000
Employee expenses reimbursement	114,209	76,000
Sales tax payable	17,594	18,548
Other	3,480	50,981

Total	$1,009,123	$828,997

NOTE M—CONVERTIBLE NOTE PAYABLE

Securities Purchase Agreement dated December 22, 2022

On December 22, 2022, the Company entered into and closed a securities purchase agreement (the “Purchase Agreement”) which issued a $2,200,000 principal amount senior secured promissory note (the “Note”). At closing, a total of $2,002,000 was funded, with the proceeds to be used for general working capital.

The principal amount of the Note is due six months following the date of issuance, subject to one six-month extension by the Company. Interest under the Note accrues at a rate of 10% per annum, payable monthly through month six. In the event the maturity date of the Note is extended, interest will accrue at the rate of 12% per annum in months seven through twelve, payable monthly. The Note is secured by a lien on substantially all of the Company’s assets and properties can be prepaid in whole or in part without penalty at any time.

In connection with the issuance of the Note, the Company issued to the investor 700,000 shares of Common Stock (the “Commitment Shares”) valued at $1.00 per share and a warrant (the “Warrant”) to purchase 200,000 shares of common stock (the “Warrant Shares”) at an exercise price of $3.00 per share, exercisable commencing on the date of issuance with a term of five years. The warrant was valued at $94,316 (see Note P. #3). In the event the Note is paid in full within six months after the date of issuance, the Company will exercise its right to repurchase 350,000 of the Commitment Shares for aggregate payment to the Investor of $1.00.

Upon issuance, the Note is not convertible into common stock or any other securities of the Company. Only after a date that is six (6) months following the issuance date of the Note and upon the occurrence of any events of default (as defined) and expiration of any applicable cure periods, all amounts due under the Note will immediately and automatically become due and payable in full, interest will accrue at the higher of 18% per annum or the maximum amount permitted by applicable law, the outstanding principal amount due under the Note will be increased by 30%, and the Investor will have the right to convert all amounts due under the Note into shares of common stock (the “Conversion Shares”) at a conversion price equal to the 10 day volume weighted average sales price of the Company’s common stock on the date of conversion, subject to the Share Cap described in the paragraph below.

The aggregate number of shares of common stock issuable in the forgoing transaction consisting of the Commitment Shares, the Warrant Shares, and the Conversion Shares are capped at 1,684,576 which is 19.9% of the Company’s issued and outstanding shares of common stock on December 22, 2022, the date the definitive transaction documents were executed (the “Share Cap”).

During April 2023, we were in default under the Note due to our failure to timely file this annual report and timely file a registration statement covering the public resale of the shares issued to the holder of the Note in connection with the financing. We have obtained a waiver and, therefore, as of the date of this report we are not in default.

As of December 31, 2022, the Note with principal balance of $2,200,000, at fair value, was recorded at $2,596,203.

NOTE N—LEASES

The Company’s leases office space in New Jersey, Minnesota, New Hampshire, Madrid and Hong-Kong with lease termination dates in 2023 and 2024. The property leased in China is paid monthly as used, without a formal agreement. The following tables present the components of lease expense and supplemental balance sheet information related to the operating leases were:

	Year ended December 31, 2022	Year ended December 31, 2021
Lease cost
Operating lease cost	$254,649	$255,892
Total lease cost	$254,649	$255,892

Balance sheet information
Operating right-of-use assets	$197,355	$254,100

Operating lease liabilities, current portion	$159,665	$177,188
Operating lease liabilities, non-current portion	37,829	86,974
Total operating lease liabilities	$197,494	$264,162

Weighted average remaining lease term (in years) – operating leases	0.96	1.45
Weighted average discount rate – operating leases	5.50%	5.50%

Supplemental cash flow information related to leases were as follows:

Cash paid for amounts included in the measurement of operating lease liabilities	$259,558	$256,977

Maturities of operating lease liabilities were as follows as of December 31, 2022:

2023	$164,596
2024	38,808
Total future lease payments	$203,404
Less: imputed interest	(5,910)
Total	$197,494

NOTE O—COMMITMENTS AND CONTINGENCIES

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

3.

Swivel Secure is expected to generate a certain minimum level of orders of SSL products each year during the term of the agreement. If Swivel Secure fails to meet such minimum level of orders in any year, the exclusive distribution rights will terminate and Swivel Secure will serve as a non-exclusive distributer of SSL Products.

The Company expects the revenue targets to continue to be met based on historical performance and increasing distribution by Swivel Secure.

Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of December 31, 2022, the Company was not a party to any pending lawsuits.

NOTE P— EQUITY

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

Issuances of Common Stock

On December 22, 2022, the Company issued the Commitment Shares. See Note M - Convertible Note Payable for more information.

On March 8, 2022, the Company issued 269,060 shares of common stock of which 89,687 shares were held back by the Company to secure certain indemnification obligations under the Swivel Secure stock purchase agreement. The shares of Company common stock were issued at a total cost of $600,004, priced at $2.23, based on the contractual 20-day volume-weighted average price of the Company’s common stock immediately prior to the payment date as reported on the Nasdaq Capital Market

On June 18, 2021, the stockholders approved the 2021 Employee Stock Purchase Plan. Under the terms of this plan, 789,000 shares of common stock are reserved for issuance to employees and officers of the Company at 85% of the lower of the closing price of the common stock as reported on the Nasdaq Capital Market at the first day or the last day of the offering period. Eligible employees are granted an option to purchase shares under the plan funded by payroll deductions. The Board may suspend or terminate the plan at any time, otherwise the plan expires June 17, 2031. During 2022 and 2021, 60,549, and 19,484 shares respectively were issued under the ESPP to employees, which resulted in a $18,787, and $10,680 non-cash compensation expense respectively for the Company.

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

The Company issued 278,000 shares of restricted common stock to certain employees of the Company and 10,500 of shares of restricted common stock were forfeited during fiscal year 2022. The Company issued 13,125 shares of restricted common stock to certain employees of the Company and 1,250 of shares of restricted common stock were forfeited during fiscal year 2021. These shares vest in equal annual installments over a three-year period from the date of grant.

Restricted stock compensation for the years ended December 31, 2022 and 2021 was $218,552 and $71,819, respectively.

Issuances to Directors, Executive Officers & Consultants

During the 2022 and 2021 years, the Company issued 39,636 and 7,828 shares of common stock respectively to its directors in lieu of payment of board fees, valued at $76,043 and $25,536 respectively.

3. Warrants

There were no warrants issued during 2021.

Warrants Issued with Convertible Note:

See Note M - Convertible Note Payable for the warrant issued with a convertible note in 2022.

Valuation Assumptions for Warrants:

The Company records the warrants at their fair value which is determined using the Black-Scholes valuation model on the date of the grant. The fair value of the warrant issued in 2022 was estimated with the following assumptions:

	Years ended December 31,
	2022	2021
Weighted average risk-free interest rate	3.70%	-%
Weighted average exercise price	$3.00	$-
Weighted average exercise period	5	-
Weighted average Volatility of stock price	108.60%	-%

The volatility for each issuance is determined based on the review of the experience of the weighted average of historical daily price changes of the Company’s common stock over the expected exercise period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the years to maturity.

A summary of warrant activity is as follows:

	Total Warrants	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value

Outstanding, as of December 31, 2020	4,689,387	$6.04	4.48	—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, as of December 31, 2021	4,689,387	6.04	3.48	—
Granted	200,000	3.00
Exercised	—	—
Forfeited	—	—
Expired	(17,362)	28.80
Outstanding, as of December 31, 2022	4,872,025	$5.83	2.59	—

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.59, $2.21, and $3.52 as of December 31, 2022, 2021 and 2020, respectively, which would have been received by the warrant holders had all warrant holders exercised their options as of that date. There were no in-the-money warrants exercisable as of December 31, 2022, 2021 and 2020.

NOTE Q—STOCK OPTIONS

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

Non-Plan Stock Options

Periodically, the Company has granted options outside of the 2015 Plan to various employees and consultants. In the event of change in control, as defined, certain of the non-plan options outstanding vest immediately.

Stock Option Activity

Information summarizing option activity is as follows:

	Number of Options			Weighted average	Weighted average remaining	Aggregate
	2015 Plan	Non Plan	Total	exercise price	life (in years)	intrinsic value

Outstanding, as of December 31, 2020	94,183	133,091	227,274	$17.61	3.87	$0
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(3,291)	—	(3,291)	3.87
Expired	(84)	(11,438)	(11,522)	39.13
Outstanding, as of December 31, 2021	90,808	121,653	212,461	$16.65	3.03	$0
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	(9,465)	(9,465)	17.28
Outstanding, as of December 31, 2022	90,808	112,188	202,996	$16.63	2.14	$0
Vested or expected to vest at December 31, 2022			201,271	$16.72	2.12	$0
Exercisable at December 31, 2022			194,561	$17.12	2.03	$0

The options outstanding and exercisable at December 31, 2022 were in the following exercise price ranges:

			Options Outstanding			Options Exercisable
Range of exercise prices			Number of shares	Weighted average exercise price	Weighted average remaining life (in years)	Number exercisable	Weighted average exercise price
$4.08	-	5.84	25,565	$5.20	4.63	17,130	$5.20
$5.85	-	28.00	177,431	18.27	1.81	177,431	18.27
$4.08	-	28.00	202,996			194,561

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.59, $2.21, and $3.52 as of December 31, 2022, 2021 and 2020, respectively, which would have been received by the option holders had all option holders exercised their options as of that date. There were no in-the-money options exercisable as of December 31, 2022, 2021 and 2020.

The weighted average fair value of options granted during the years ended December 31, 2022 and 2021 was $0 as no options were granted in either year. The total intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was $0 as no options were exercised in either year. The total fair value of shares vested during the years ended December 31, 2022 and 2021 was $100,668 and $252,874, respectively.

As of December 31, 2022, future forfeiture adjusted compensation cost related to nonvested stock options is $17,630 and will be recognized over an estimated weighted average period of 0.64 years.

NOTE R—INCOME TAXES

The components of net loss consist of the following:

	Year ended December 31, 2022	Year ended December 31, 2021

United States	$(10,416,593)	$(4,507,071)
Hong Kong	(458,839)	(439,814)
Nigeria	(143,499)	(118,896)
Spain	(890,972)	-
Total	$(11,909,903)	$(5,065,781)

There was no provision for current federal, foreign or state taxes for both of the years ended December 31, 2022 and 2021 as a result of taxable losses incurred in these jurisdictions. The provision for income tax benefits consist of the following (in thousands):

	Year ended December 31, 2022	Year ended December 31, 2021

Current – federal, states, and foreign	$-	$-
Deferred- Federal	1,175,000	128,000
Deferred - States	122,000	47,000
Deferred - Foreign	(20,000)	-
Total	1,277.000	175,000
Change in valuation allowance	(1,297,000)	(175,000)

Provision for income tax benefits	$(20,434)	$—

Significant components of deferred tax assets and liabilities are as follows at December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021 As Revised

Accrued compensation	$113,000	$110,000
Allowance for doubtful accounts	169,000	70,000
Research and development expenses	633,000	-
Capital loss carry forward	114,000	-
Stock-based compensation	456,000	486,000
Equipment and leasehold improvements	(19,000)	1,000
Intangible assets - US	341,000	61,000
Intangible assets - Foreign	(170,000)	-
Inventory reserve	89,000	-
Interest expense	44,000	-
Operating lease liabilities	44,000	59,000
Reserve on debt security	-	13,000
Operating lease right-of-use assets	(44,000)	(57,000)
Net operating loss and research and credit carryforwards	15,248,000	15,148,000
Valuation allowance	(17,188,000)	(15,891,000)

Net deferred tax liability	$(170,000)	$—

During the year ended December 31, 2022, the Company determined that certain attributes of deferred tax assets and liabilities were incorrect for December 31, 2021 and 2020. See Note S for further information.

The Company has a valuation allowance against the full amount of its net deferred taxes due to the uncertainty of realization of the deferred tax assets due to operating loss history of the Company. The Company currently provides a valuation allowance against deferred taxes when it is more likely than not that some portion, or all of its deferred tax assets will not be realized. The valuation allowance could be reduced or eliminated based on future earnings and future estimates of taxable income. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. At December 31, 2022 and 2021, the Company provided a valuation allowance on its net deferred tax assets of $17,188,000 and $15,891,000, respectively.

As of December 31, 2022, the Company has U.S. federal net operating loss carryforwards of approximately $61.3 million. Approximately $43.1 million are subject to expiration between 2023 and 2037, and $18.2 million net operating loss carryforwards have no expiration date. These net operating loss carryforwards could be subject to the limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company. In addition, the Company has net operating loss carry forwards from various states of approximately $6.87 million which expire from 2026 through 2042.

A reconciliation of the effective income tax rate on operations reflected in the statements of operations to the US federal statutory income tax rate is presented below.

	Year ended December 31, 2022	Year ended December 31, 2021 As Revised

Federal statutory income tax rate	21.0%	21.0%
State taxes, net of federal benefit	0.9	1.1
Permanent differences	(4.7)	(1.0)
Expiration of net operating loss and research credit carryforwards	(5.7)	(13.8)
Expiration and forfeiture of stock options	(0.3)	(1.5)
Other	(0.5)	(2.4)
Valuation allowance	(10.9)	(3.4)

Effective tax rate	(0.2)%	—%

The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The periods from 2019 through 2022 remain open to examination by the IRS and state jurisdictions.

Our subsidiary in Nigeria has not filed its required returns since inception. Management believes that when the returns are filed, no taxes will be owed due to the losses incurred during those periods. We are also not subject to minimum tax during the first four years of operations. As a result, management could not calculate the amount of net operating loss carryforwards that are available to offset future taxable income.

Our subsidiary in Hong Kong has not filed its required returns in several years. Management believes that when the returns are filed, no taxes will be owed due to losses incurred during those periods. As a result, management could not calculate the amount of net operating loss carryforwards are available to offset future taxable income.

The Company believes it is not subject to any tax audit risk beyond those periods. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense incurred during the years ended December 31, 2022 and 2021.

In August 2022, the Inflation Reduction Act of 2022 was signed into law which includes a stock buyback excise tax of 1% on share repurchases, which will apply to net stock buybacks after December 31, 2022. We do not expect this to have a material impact if and when share repurchases occur.

NOTE S—REVISION OF PREVIOUSLY ISSUED CONSOLDATED FINANCIAL STATEMENTS

Due to errors discovered in the Company’s 2020 and 2021 tax provisions, the Company revised certain previously issued disclosures related to the components of its deferred tax assets and liabilities and valuation allowance as of December 31, 2021 and 2020. Additionally, the Company has revised the reconciliation of its income tax rate computed using the federal statutory rate for the year ended December 31, 2021. The errors related primarily to the calculation of available net operating loss carryforwards and to stock based compensation. Since the Company provided a full valuation allowance on its net deferred tax assets, there was no impact to the Consolidated Balance Sheet as of December 31, 2021 and the consolidated statements of operations, stockholders’ equity and cash flows as of and for the year ended December 31, 2021.

The Company further reviewed its disclosure of the rate reconciliation and deferred tax calculation along with the valuation allowance of its net deferred tax assets. Other items that were corrected in the disclosure included allowance for doubtful accounts, equipment and leasehold improvements and operating lease liability along with the associated operating lease ROU assets.

The below table summarizes the revisions to the reconciliation of our income tax rate computed using the federal statutory rate to our actual income tax rate for the year ended December 31, 2021:

	December 31,
	2021 As Reported	Adjustments	2021 As Revised

U.S. statutory income tax rate	21.0%	-%	21.0%
State taxes, net of federal benefit	-	1.1	1.1
Permanent differences	-	(1.0)	(1.0)
Expiration of net operating loss and research credit carryforwards	-	(13.8)	(13.8)
Expiration and forfeiture of stock options	-	(1.5)	(1.5)
Other	-	(2.4)	(2.4)
Valuation allowance	-	(3.4)	(3.4)
Effect of net operating loss	(21.0)%	21.0	-
Total	-%	-%	-%

The table below summarizes the revisions to the attributes of the deferred tax assets and liabilities as of December 31, 2021 (in thousands):

	December 31,
	2021 As Reported	Adjustments	2021 As Revised

Accrued compensation	$135,000	$(25,000)	$110,000
Allowance for doubtful accounts	75,000	(5,000)	70,000
Stock based compensation	1,149,000	(663,000)	486,000
Equipment and leasehold improvements	(10,000)	11,000	1,000
Intangible assets	75,000	(14,000)	61,000
Operating lease liability	-	59,000	59,000
Reserve on debt security	-	13,000	13,000
Operating lease right-of -use assets	-	(57,000)	(57,000)
Net operating loss and research credit carryforwards	14,467,000	681,000	15,148,000
Valuation allowance	(15,891,000)	-	(15,891,000)
Net deferred tax assets	$-	$-	$-

The table below summarizes the revisions to the attributes of the deferred tax assets and liabilities as of December 31, 2020 (in thousands):

	December 31,
	2020 As Reported	Adjustments	2020 As Revised

Accrued compensation	$81,000	$(15,000)	$66,000
Allowance for doubtful accounts	474,000	(471,000)	3,000
Stock based compensation	1,073,000	(511,000)	562,000
Equipment and leasehold improvements	(14,000)	19,000	5,000
Intangible assets	65,000	(12,000)	53,000
Operating lease liability	-	111,000	111,000
Operating lease right-of -use assets	-	(109,000)	(109,000)
Net operating loss and research credit carryforwards	13,337,000	1,688,000	15,025,000
Valuation allowance	(15,016,000)	(700,000)	(15,716,000)
Net deferred tax assets	$-	$-	$-

NOTE T—PROFIT SHARING PLAN

The Company has established a savings plan under section 401(k) of the Internal Revenue Code. All employees of the Company, after completing one day of service, are eligible to enroll in the 401(k) plan. Participating employees may elect to defer a portion of their salary on a pre-tax basis up to the limits as provided by the IRS Code. The Company is not required to match employee contributions but may do so at its discretion. The Company made no matching contributions during the years ended December 31, 2022 and 2021.

NOTE U—EARNINGS PER SHARE (EPS)

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Years ended December 31,
	2022	2021

Stock options	202,996	212,461
Warrants	4,872,025	4,689,387
Total	5,075,021	4,901,848

NOTE V—SUBSEQUENT EVENTS

On March 16, 2023, the Company issued 15,388 shares of common stock to its directors in payment of board fees.

On March 16, 2023, the Company issued an aggregate of 40,000 shares of restricted common stock to new employees which vest in equal annual installments over a three-year period from the date of grant.

On May 5, 2023, the Company issued 2,858 shares of common stock to its directors in payment of board committee fees.

On May 5, 2023, the Company received 14,375 shares of restricted common stock from employees who left the Company before the vesting period was completed.

On May 11, 2023, the Company issued 17,392 shares of common stock to its directors in payment of board fees.

On May 11, 2023, the Company issued 2,900 shares of common stock to its directors in payment of board committee fees.

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

4.5

BIO-key International, Inc. Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.5 to the annual report on From 10-K filed with the SEC on April 1, 2022

10.1

Employment Agreement by and between BIO-key International, Inc. and Mira LaCous dated November 20, 2001 (incorporated by reference to Exhibit 10.39 to the current report on Form 8-K, filed with the SEC on January 22, 2002)***

10.2

BIO-key International, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.48 to amendment no. 1 the registrant’s registration statement on Form SB-2, File No. 33-120104, filed with the SEC on December 14, 2004)***

10.3

Employment Agreement, effective March 25, 2010, by and between the Company and Michael W. DePasquale (incorporated by reference to Exhibit 10.93 to the annual report on Form 10-K, filed with the SEC on March 26, 2010)***

10.4

Employment Agreement by and between BIO-key International, Inc. and Cecilia Welch dated May 15, 2013 (incorporated by reference to Exhibit 10.42 to the annual report on Form 10-K, filed with the SEC on March 31, 2014)***

10.5

Employment Agreement by and between BIO-key International, Inc. and James Sullivan dated April 5, 2017 (incorporated by reference to Exhibit 10.42 to the annual report on Form 10-K, filed with the SEC on March 29, 2021)***

10.6

First Amendment to Lease Agreement by and between BIO-key International, Inc. and BRE/DP MN LLC dated September 12, 2013 (incorporated by reference to Exhibit 10.44 to the annual report on Form 10-K, filed with the SEC on March 31, 2014)

10.7	BIO-key International, Inc. 2015 Equity Incentive Plan (incorporated by reference to Appendix B to the definitive proxy statement filed with the SEC on December 15, 2015)***

10.8

Software License Purchase Agreement Dated November 11, 2015 by and among BIO-key Hong Kong Limited, Shining Union Limited, WWTT Technology China, Golden Vast Macao Commercial Offshore Limited, Giant Leap International Limited (incorporated by reference to Exhibit 10.36 to the registration statement on Form S-1 File No. 333-208747 filed with the SEC on December 23, 2015)**

10.9

Form Non-Plan Option Agreement between the Company and certain of its directors, officers, employees and contractors (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed with the SEC on May 15, 2017)***

10.10

Securities Purchase Agreement dated May 23, 2018 by and between the Registrant and Giant Leap International Limited (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on May 30, 2018)

10.11

Securities Purchase Agreement dated May 23, 2018 by and between the Registrant and Micron Technology Development Limited (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the SEC on May 30, 2018)

10.12

Securities Purchase Agreement dated May 31, 2018 by and between the Registrant and Wong Kwok Fong (Kelvin) (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on June 4, 2018)

10.13

Underwriting Agreement dated August 22, 2018 by and between the Registrant and Maxim Group LLP (incorporated by reference to Exhibit 1.1 to the current report on Form 8-K, filed with the SEC on August 27, 2018)

10.14	Form of Common Stock Purchase Warrant dated August 24, 2018 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed with the SEC on August 27, 2018)

10.15	GLP 2nd Amendment to Lease dated July 27, 2018 (incorporated by reference to Exhibit 10.26 to the annual report on Form 10-K, filed with the SEC on April 1, 2019)

10.16	Marlen 4th Amendment to Lease dated June 2, 2018 (incorporated by reference to Exhibit 10.27 to the annual report on Form 10-K, filed with the SEC on April 1, 2019)

10.17	Common Stock Purchase Warrant dated July 10, 2019 (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q, filed with the SEC on August 14, 2019)

10.18	Sales Incentive Agreement with Technology Transfer Institute dated March 25, 2020. (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q, filed with the SEC on June 8, 2020)

10.19	Form of Technology Transfer Institute Warrant. (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q, filed with the SEC on June 8, 2020)

10.20

Amended and Restated Senior Secured Convertible Promissory Note, due April 13, 2020 issued by the Company to Lind Global Macro Fund, LP. (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q, filed with the SEC on June 8, 2020)

10.21

Amendment to Amended and Restated Senior Secured Convertible Promissory Note, due April 13, 2020 by and between the Company and Lind Global Macro Fund, LP dated April 12, 2020. (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q, filed with the SEC on June 8, 2020)

10.22

Securities Purchase Agreement dated May 6, 2020 by and between the Company and Lind Global Macro Fund, LP. (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q, filed with the SEC on June 8, 2020)

10.23	$2,415,000 Senior Secured Convertible Promissory Note dated May 6, 2020. (incorporated by reference to Exhibit 10.6 to the quarterly report on Form 10-Q, filed with the SEC on June 8, 2020)

10.24	Common Stock Purchase Warrant dated May 6, 2020. (incorporated by reference to Exhibit 10.7 to the quarterly report on Form 10-Q, filed with the SEC on June 8, 2020)

10.25

Amended and Restated Security Agreement dated May 6, 2020 by and between the Company and Lind Global Macro Fund, LP. (incorporated by reference to Exhibit 10.8 to the quarterly report on Form 10-Q, filed with the SEC on June 8, 2020)

10.26

Amendment No. 2 to Amended and Restated Senior Secured Convertible Promissory Note, due April 13, 2020 by and between the Company and Lind Global Macro Fund, LP dated May 13, 2020. (incorporated by reference to Exhibit 10.9 to the quarterly report on Form 10-Q, filed with the SEC on June 8, 2020)

10.27

Securities Purchase Agreement dated June 29, 2020 by and between the Company and Lind Global Macro Fund, LP (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on July 1, 2020)

10.28	$1,811,250 Senior Secured Convertible Promissory Note dated June 29, 2020. (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the SEC on July 1, 2020)

10.29	Common Stock Purchase Warrant dated June 29, 2020. (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the SEC on July 1, 2020)

10.30

Second Amended and Restated Security Agreement dated June 29, 2020 by and between the Company and Lind Global Macro Fund, LP (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, filed with the SEC on July 1, 2020)

10.31	$500,000 Promissory note, dated June 30, 2020 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on July 7, 2020)

10.32

Form of Restricted Stock Award Agreement under the BIO-key International, Inc. Amended & Restated 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on August 28, 2020)***

10.33	BIO-key International, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the definitive proxy statement filed with the SEC on May 4, 2021)

10.34	BIO-key International, Inc. Amended and Restated 2015 Equity Incentive Plan (incorporated by reference to Appendix B to the definitive proxy statement filed with the SEC on May 4, 2021)

10.35	Management Services Agreement dated March 8, 2022 by and among Swivel Aman-FZCO, Swivel Secure Europe, SA, and Alex Rocha (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed with the SEC on May 23, 2022)

10.36	Option Agreement dated March 8, 2022 by and between the Company and Alex Rocha (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed with the SEC on May 23, 2022)

10.37	Distribution Agreement dated October 23, 2020 by and between Swivel Secure Europe, SA and Swivel Secure Limited (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q filed with the SEC on May 23, 2022) +

10.38	Deed of Variation dated January 26, 2022 by and between Swivel Secure Europe, SA and Swivel Secure Limited (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed with the SEC on May 23, 2022) +

10.39	Securities Purchase Agreement dated December 22, 2022 by and between the Company and AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on December 23, 2022)

10.40	$2,200,000 Senior Secured Promissory Note, dated December 22, 2022 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the SEC on December 23, 2022)

10.41	Common Stock Purchase Warrant, dated December 22, 2022 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed with the SEC on December 23, 2022)

10.42	Security Agreement dated December 22, 2022 by and between the Company and AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K filed with the SEC on December 23, 2022)

21.1*	List of subsidiaries of BIO-key International, Inc.

23.1*	Consent of Marcum LLP

23.2*	Consent of Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Labels

101.PRE*	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*  filed herewith

** Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted sections have been filed separately with the Securities and Exchange Commission.

*** Management compensatory plan.

+ Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Company has determined that such portions are (a) not material and (b) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-KEY INTERNATIONAL, INC.

Date: June 1, 2023	By:	/s/ MICHAEL W. DEPASQUALE
Michael W. DePasquale
CHIEF EXECUTIVE OFFICER (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. DEPASQUALE	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	June 1, 2023
Michael W. DePasquale

/s/ CECILIA WELCH	Chief Financial Officer (Principal Financial and Accounting Officer)	June 1, 2023
Cecilia Welch

/s/ROBERT J. MICHEL	Director	June 1, 2023
Robert J. Michel

/s/ WONG KWOK FONG	Director	June 1, 2023
Wong Kwok Fong

/s/ Thomas Bush III	Director	June 1, 2023
Thomas Bush III

/s/ MANNY ALIA	Director	June 1, 2023
Manny Alia