Form 10-Q
period 2023-03-31
BIO KEY INTERNATIONAL INC
filed 2023-06-09
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of June 8, 2023 was 9,234,833.

BIO-KEY INTERNATIONAL, INC.

PART I — FINANCIAL INFORMATION

BIO-key International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and cash equivalents	$722,335	$2,635,522
Accounts receivable, net	3,362,203	1,522,784
Due from factor	82,500	49,500
Inventory, net of reserve	4,427,815	4,434,369
Prepaid expenses and other	341,231	342,706
Total current assets	8,936,084	8,984,881
Equipment and leasehold improvements, net	94,170	107,413
Capitalized contract costs, net	254,279	283,069
Deposits and other assets	8,712	8,712
Operating lease right-of-use assets	131,223	197,355
Intangible assets, net	1,681,589	1,762,825
Total non-current assets	2,169,973	2,359,374
TOTAL ASSETS	$11,106,057	$11,344,255

LIABILITIES
Accounts payable	$1,210,070	$1,108,279
Accrued liabilities	876,287	1,009,123
Convertible note payable	2,454,212	2,596,203
Government loan – BBVA Bank – current portion	134,899	120,000
Deferred revenue – current	653,338	462,418
Operating lease liabilities, current portion	96,584	159,665
Total current liabilities	5,425,390	5,455,688
Deferred revenue – net of current portion	39,969	52,134
Deferred tax liability	172,997	170,281
Government loan – BBVA Bank – net of current portion	277,580	326,767
Operating lease liabilities, net of current portion	33,366	37,829
Total non-current liabilities	523,912	587,011
TOTAL LIABILITIES	5,949,302	6,042,699

Commitments and Contingencies (Note 7)

STOCKHOLDERS’ EQUITY
Common stock — authorized, 170,000,000 shares; issued and outstanding; 9,226,058 and 9,190,504 of $.0001 par value at March 31, 2023 and December 31, 2022, respectively	922	919
Additional paid-in capital	122,099,984	122,028,612
Accumulated other comprehensive income	(170,456)	(242,602)
Accumulated deficit	(116,773,695)	(116,485,373)
TOTAL STOCKHOLDERS’ EQUITY	5,156,755	5,301,556
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,106,057	$11,344,255

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended March 31,
	2023	2022

Revenues
Services	$532,522	$395,804
License fees	2,478,556	1,460,183
Hardware	72,689	85,184
Total revenues	3,083,767	1,941,171

Costs and other expenses
Cost of services	154,801	210,913
Cost of license fees	620,881	73,230
Cost of hardware	44,592	53,298
Total costs and other expenses	820,274	337,441
Gross Profit	2,263,493	1,603,730

Operating expenses
Selling, general and administrative	1,931,732	1,797,998
Research, development and engineering	690,159	805,266
Total operating expenses	2,621,891	2,603,264
Operating loss	(358,398)	(999,534)
Other income (expense)
Interest income	4	131
Loss on foreign currency transaction	(15,000)	-
Change in fair value of convertible note	141,991	-
Interest expense	(56,919)	-
Total other income (expense)	70,076	131
Net loss	$(288,322)	$(999,403)

Comprehensive loss:
Net loss	$(288,322)	$(999,403)
Other comprehensive income – Foreign currency translation adjustment	72,146	55,802
Comprehensive loss	$(216,176)	$(943,601)
Basic and Diluted Loss per Common Share	$(0.03)	$(0.13)

Weighted Average Shares Outstanding:
Basic and Diluted	8,944,485	7,885,008

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance as of January 1, 2023	9,190,504	$919	$122,028,612	$(242,602)	$(116,485,373)	$5,301,556
Issuance of common stock for directors’ fees	15,388	1	12,001	-	-	12,002
Issuance of common stock to employees	40,000	4	-	-	-	4
Restricted stock forfeited	(19,834)	(2)	(3,103)	-	-	(3,105)
Foreign currency translation adjustment				72,146	-	72,146
Share-based compensation	-	-	62,474	-	-	62,474
Net loss	-	-	-	-	(288,322)	(288,322)
Balance as of March 31, 2023	9,226,058	$922	$122,099,984	$(170,456)	$(116,773,695)	$5,156,755

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance as of January 1, 2022	7,853,759	$786	$120,190,139	$-	$(104,575,470)	$15,615,455
Issuance of common stock for directors’ fees	9,382	1	22,019	-	-	22,020
Issuance of common stock pursuant to Swivel purchase agreement	269,060	27	599,977	-	-	600,004
Issuance of restricted common stock to employees and directors	274,250	27	(27)	-	-	-
Foreign currency translation adjustment				55,802	-	55,802
Share-based compensation	-	-	87,677	-	-	87,677
Net loss	-	-	-	-	(999,403)	(999,403)
Balance as of March 31, 2022	8,406,451	$841	$122,099,785	$55,802	$(105,574,873)	$15,381,555

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2023	2022

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(288,322)	$(999,403)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	13,242	11,220
Amortization of intangible assets	81,237	54,231
Change in fair value of convertible note	(141,991)	-
Amortization of capitalized contract costs	37,529	35,658
Amortization of operating leases right-of-use assets	66,132	51,587
Stock based directors’ fees	12,002	22,020
Share based compensation for employees and consultants	59,373	87,677
Bad debts	-	25,111
Change in assets and liabilities:
Accounts receivable	(1,798,881)	(904,930)
Due from factor	(33,000)	(2,350)
Capitalized contract costs	(8,739)	(66,435)
Inventory	6,554	(15,812)
Resalable software license rights	-	2,505
Prepaid expenses and other	2,219	(124,616)
Accounts payable	88,040	175,341
Accrued liabilities	(135,417)	45,669
Deferred revenue	178,755	220,874
Operating lease liabilities	(67,544)	(52,722)
Net cash used in operating activities	(1,928,811)	(1,434,375)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Swivel Secure, net of cash acquired of $729,905	-	(543,578)
Receipt of cash from note receivable	-	3,000
Capital expenditures	-	(4,459)
Net cash used in investing activities	-	(545,037)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of government loan	(34,289)	-
Net cash used in financing activities	(34,289)	-

Effect of exchange rate changes	49,913	26,487

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,913,187)	(1,952,925)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,635,522	7,754,046
CASH AND CASH EQUIVALENTS, END OF PERIOD	$722,335	$5,801,121

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2023	2022

Cash paid for:
Interest	$56,919	$-

Noncash Investing and financing activities
Accounts receivable acquired from Swivel Secure	$—	$702,886
Equipment acquired from Swivel Secure	$—	$65,640
Other assets acquired from Swivel Secure	$—	$20,708
Estimated intangible assets acquired from Swivel Secure	$—	$1,379,589
Estimated goodwill resulting from the acquisition from Swivel Secure	$—	$450,643
Accounts payable and accrued expenses acquired from Swivel Secure	$—	$431,884
Government loan acquired from Swivel Secure	$—	$544,000
Common stock issued for acquisition of Swivel Secure	$—	$600,004

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIO-KEY International Inc., and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 (Unaudited)

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of BIO-key International, Inc. and its wholly-owned subsidiaries (collectively, the “Company” or “BIO-key”) and are stated in conformity with accounting principles generally accepted in the United States of America (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the financial statements have been condensed or omitted. Intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The balance sheet at December 31, 2022 was derived from the audited financial statements, but does not include all of the disclosures required by GAAP. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on June 1, 2023.

Foreign Currencies

The Company accounts for foreign currency transactions pursuant to ASC 830, Foreign Currency Matters ("ASC 830”). The functional currency of the Company is the U.S. dollar, which is the currency of the primary economic environment in which it operates. In accordance with ASC 830, all assets and liabilities are translated into U. S. dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. All transaction gains and losses from the measurement of monetary balance sheet items denominated in Euros are reflected in the statement of operations as appropriate. Translation adjustments are included in accumulated other comprehensive income (loss).

Recently Issued Accounting Pronouncements

Effective January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), referred to herein as ASU 2016-13, which significantly changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the existing incurred loss model with an expected credit loss model that requires entities to estimate an expected lifetime credit loss on most financial assets and certain other instruments. Under ASU 2016-13 credit impairment is recognized as an allowance for credit losses, rather than as a direct write-down of the amortized cost basis of a financial asset. The impairment allowance is a valuation account deducted from the amortized cost basis of financial assets to present the net amount expected to be collected on the financial asset. Once the new pronouncement is adopted by the Company, the allowance for credit losses must be adjusted for management’s current estimate at each reporting date. The new guidance provides no threshold for recognition of impairment allowance. Therefore, entities must also measure expected credit losses on assets that have a low risk of loss. For instance, trade receivables that are either current or not yet due may not require an allowance reserve under currently generally accepted accounting principles, but under the new standard, the Company will have to estimate an allowance for expected credit losses on trade receivables under ASU 2016-13. The adoption of ASU 2016-13 did not have a material effect on the consolidated financial statements of the Company.

In August 2020, the Financial Accounting Standards Board issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for the Company on January 1, 2024 and should be applied on a full or modified retrospective basis. The Company is currently assessing the impact ASU 2020-06 will have on its consolidated financial statements.

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

As of the date of this report, the Company does not have enough cash for twelve months of operations. The history of significant losses, the negative cash flow from operations, the limited cash resources on hand and the dependence by the Company on its ability to obtain additional financing to fund its operations after the current cash resources are exhausted raises substantial doubt about the Company's ability to continue as a going concern. The Company has lowered its expenses through decreasing spending in marketing and research and development. In addition, the Company has purchased inventory for projects in Nigeria, which have been delayed in deployment, and is, therefore, looking into other markets and opportunities to sell or return the product to generate additional cash.

3.	REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three-month period:

	North America	Africa	EMESA*	Asia	March 31, 2023

License fees	$408,530	$552,630	$1,446,746	$70,650	$2,478,556
Hardware	24,781	-	47,008	900	72,689
Services	263,858	23,787	239,927	4,950	532,522
Total Revenues	$697,169	$576,417	$1,733,681	$76,500	$3,083,767

	North America	Africa	EMESA*	Asia	March 31, 2022

License fees	$473,070	$517,161	$390,277	$79,675	$1,460,183
Hardware	71,900	12,033	1,251	-	85,184
Services	355,632	15,275	24,844	53	395,804
Total Revenues	$900,602	$544,469	$416,372	$79,728	$1,941,171

*EMESA – Europe, Middle East, South America

Deferred Revenue

Deferred revenue includes customer advances and amounts that have been paid by customer for which the contractual maintenance terms have not yet occurred. The majority of these amounts are related to maintenance contracts for which the revenue is recognized ratably over the applicable term, which generally is 12-60 months. Contracts greater than 12 months are segregated as long term deferred revenue. Maintenance contracts include provisions for unspecified when-and-if available product updates and customer telephone support services. At March 31, 2023 and December 31, 2022, amounts in deferred revenue were approximately $693,000 and $515,000, respectively. Revenue recognized during the three months ended March 31, 2023 and 2022 from amounts included in deferred revenue at the beginning of the period was approximately $223,000 and $234,000, respectively. The Company did not recognize any revenue from performance obligations satisfied in prior periods.

4.	ACCOUNTS RECEIVABLE

Accounts receivable are carried at original amount less an estimate made for credit losses based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for credit losses by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, current economic conditions and other relevant factors, including specific reserves for certain accounts. Accounts receivable are written off when deemed uncollectible.

Accounts receivable at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022
Accounts receivable	$3,985,988	$2,096,569
Allowance for credit losses	(623,785)	(573,785)
Accounts receivable, net of allowance for credit losses	$3,362,203	$1,522,784

Bad debt expenses (if any) are recorded in selling, general, and administrative expense.

5.	SHARE BASED COMPENSATION

The following table presents share-based compensation expenses for continuing operations included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2023	2022

Selling, general and administrative	$55,453	$92,426
Research, development and engineering	15,922	17,271
	$71,375	$109,697

6.	INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or realizable value. The Company periodically evaluates inventory items and establishes reserves for obsolescence accordingly. The Company also reserves for excess quantities, slow moving goods, and for other impairment of value based upon assumptions of future demand and market conditions. The $400,000 reserve on inventory is due to slow moving inventory purchased for projects in Nigeria. The Company is looking into other markets and opportunities to sell or return the product. Inventory is comprised of the following as of:

	March 31,	December 31,
	2023	2022

Finished goods	$4,758,089	$4,764,643
Fabricated assemblies	69,726	69,726
Reserve on finished goods	(400,000)	(400,000)
Total inventory	$4,427,815	$4,434,369

7.	COMMITMENTS AND CONTINGENCIES

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

Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2023, the Company was not a party to any pending lawsuits.

8.	LEASES

The Company’s leases office space in New Jersey, Minnesota, New Hampshire, Madrid and Hong-Kong with lease termination dates in 2023 and 2024. The property leased in China is paid monthly as used, without a formal agreement. The following tables present the components of lease expense and supplemental balance sheet information related to the operating leases were:

	3 Months ended March 31, 2023	3 Months ended March 31, 2022

Lease cost
Total lease cost	$63,139	$55,219

Balance sheet information	March 31, 2023	December 31, 2022
Operating right-of-use assets	$131,223	$197,355

Operating lease liabilities, current portion	$96,584	$159,665
Operating lease liabilities, non-current portion	33,366	37,829
Total operating lease liabilities	$129,950	$197,494

Weighted average remaining lease term (in years) – operating leases	0.66	0.96
Weighted average discount rate – operating leases	5.50%	5.50%

Supplemental cash flow information related to leases were as follows:

Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2023 and 2022:	$69,821	$65,108

Maturities of operating lease liabilities were as follows as of March 31, 2023:

2023 (9 months remaining)	$95,911
2024	38,808
Total future lease payments	$134,719
Less: imputed interest	(4,769)
Total	$129,950

9.	CONVERTIBLE NOTE PAYABLE

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

The Company elected the fair value measurement option for the Note as the Note had embedded derivatives that required bifurcation, and recorded the entire hybrid financing instrument at fair value under the guidance of ASC 825, Financial Instruments. As a result, the Note was recorded at fair value upon issuance and is subsequently remeasured at each reporting date until settled or converted. The Company reports interest expense, including accrued interest, related to the Note under the fair value option, separately from within the change in fair value of the Note in the accompanying consolidated statement of operations. See Note 13.

As of March 31, 2023 and December 31, 2022, the Note with principal balance of $2,200,000, at fair value, was recorded at $2,454,212 and $2,596,203, respectively.

10.	EARNINGS PER SHARE (“EPS”)

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

The following table sets forth options and warrants which were excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months Ended March 31,
	2023	2022

Stock options	202,996	212,461
Warrants	4,872,025	4,689,387
Total	5,075,021	4,901,848

11.	STOCKHOLDERS’ EQUITY

Issuances of Common Stock

During the three-month periods ended March 31, 2023, there have not been any shares of common stock issued to anyone outside the Company, except as noted below under Issuances to Directors, Executive Officers & Consultants

On March 8, 2022, the Company issued 269,060 shares of common stock of which 89,687 shares were held back by the Company to secure certain indemnification obligations under the Swivel Secure stock purchase agreement. The shares of Company common stock were issued at a total cost of $600,004, priced at $2.23, based on the contractual 20 day volume-weighted average price of the Company’s common stock immediately prior to the payment date as reported on the Nasdaq Capital Market

Issuances of Restricted Stock

Restricted stock consists of shares of common stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. The fair value of nonvested shares is determined based on the market price of the Company's common stock on the grant date. Restricted stock is expensed ratably over the term of the restriction period.

During the three-month periods ended March 31, 2023 and 2022, the Company issued 40,000 and 274,250 shares of restricted common stock to certain employees and the board, respectively. These shares vest in equal annual installments over a three-year period from the date of grant and had a fair value on the date of issuance of $31,200 and $589,638, respectively.

Restricted stock compensation for the three-month period ended March 31, 2023 and 2022 was $59,056 and $39,840, respectively.

Issuances to Directors, Executive Officers & Consultants

During the three-month periods ended March 31, 2023 and 2022 the Company issued 15,388 and 9,382 shares of common stock to its directors in lieu of payment of board and committee fees valued at $12,002 and $20,020, respectively.

Employees’ exercise options

During the three-month periods ended March 31, 2023 and 2022, no employee stock options were exercised.

3. Warrants

There were no warrants issued during the three-month periods ended March 31, 2023 and 2022.

12.	FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, due from factor, accounts payable and accrued liabilities are carried at, or approximate, fair value because of their short-term nature. The carrying value of the Company’s notes and loan payables approximated fair value as the interest rates related to the financial instruments approximated market.

13.	FAIR VALUE MEASUREMENT OF CONVERTIBLE NOTE PAYABLE

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

The following tables summarize the Note measured at fair value at March 31, 2023 and December 31, 2022:

March 31, 2023	Total	Level 1	Level 2	Level 3

Convertible note at fair value	$2,454,212	$-	$-	$2,454,212

December 31, 2022	Total	Level 1	Level 2	Level 3

Convertible note at fair value	$2,596,203	$-	$-	$2,596,203

The Company estimated the fair value of the convertible note using a probability-weighted discounted cash flow model with the following assumptions and significant terms of the convertible note at both March 31, 2023 and December 31, 2022:

1.	Face amount - $2,200,000
2.	Nominal interest rate – 10% - 12%
3.	Default interest rate – 18%
4.	Increase in principal upon a default – 30%
5.	Present value discount rate – 15.04% at March 31, 2023 and 15.18% at December 31, 2022
6.	Likelihood of default – estimated to be 50% at the extended maturity date

The following table shows the changes in fair value measurements for the convertible note using significant unobservable inputs (Level 3) during the three months ended March 31, 2023:

Beginning balance	$2,596,203
Purchases and issuances	-
Change in fair value	(141,991)
Ending balance	$2,454,212

14.	MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

For the three month periods ended March 31, 2023 and 2022, two customers accounted for 48% and one customer accounted for 27% of revenues, respectively. Two customers accounted for 45% of current accounts receivable as of March 31, 2023. At December 31, 2022, one customers accounted for 35% of current accounts receivable.

15.	INCOME TAXES

The Company recorded no income tax expense for the three months ended March 31, 2023 and 2022 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyses various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of March 31, 2023 and December 31, 2022, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

16.	SUBSEQUENT EVENTS

On May 5, 2023, the Company issued 2,858 shares of common stock to its directors in payment of board committee fees.

On May 5, 2023, 14,375 shares of restricted common stock were cancelled as a result of employees leaving the Company before the vesting period was completed.

On May 11, 2023, the Company issued 17,392 shares of common stock to its directors in payment of board fees.

On May 11, 2023, the Company issued 2,900 shares of common stock to its directors in payment of board committee fees.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “should,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. These statements are not guarantees of future performance or events and are subject to risks and uncertainties that may cause actual results to differ materially from those included within or implied by such forward-looking statements. These risks and uncertainties include, without limitation, our history of losses and limited revenue; our ability to raise additional capital; our ability to protect our intellectual property; changes in business conditions; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; security breaches; competition in the biometric technology and identity access management industries; market acceptance of biometric products generally and our products under development; our ability to execute and deliver on contracts in Africa; our ability to expand into Asia, Africa and other foreign markets; our ability to integrate the operations and personnel of Swivel Secure into our business; fluctuations in foreign currency and exchange rates; the duration and extent of continued hostilities in Ukraine and its impact on our European customers; delays in the development of products, statements of assumption underlying any of the foregoing, and numerous other matters of national, regional and global scale, including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and other filings with the Securities and Exchange Commission (“SEC”). These factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, may be significant, presently or in the future. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to and should be read in conjunction with our unaudited condensed consolidated financial statements and related information contained herein and our audited financial statements as of December 31, 2022.

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

BIO-key PortalGuard and hosted PortalGuard IDaaS are platforms that enable our customers to securely and easily assure that only the right people can access the right systems.  PortalGuard goes beyond traditional MFA solutions by addressing functional gaps, such as allowing roving users to biometrically authenticate at any workstation without using their phones or tokens, eliminating unauthorized account delegation, detecting duplicate users, and accommodating in-person identification.

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

Critical Accounting Policies and Estimates

For detailed information regarding our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2022.  There have been no material changes to our critical accounting policies and estimates from those disclosed in our most recent Annual Report on Form 10-K.

Recent Accounting Pronouncements

For detailed information regarding recent account pronouncements, see Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2023 AS COMPARED TO MARCH 31, 2022

Consolidated Results of Operations - Percent Trend

	Three Months Ended March 31,
	2023	2022
Revenues
Services	17%	20%
License fees	81%	75%
Hardware	2%	5%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	5%	10%
Cost of license fees	20%	4%
Cost of hardware	1%	3%
Total Cost of Goods Sold	26%	17%
Gross profit	74%	83%

Operating expenses
Selling, general and administrative	63%	93%
Research, development and engineering	22%	41%
Total Operating Expenses	85%	134%
Operating loss	-11%	-51%

Other income (expenses)	2%	-%

Net loss	-9%	-51%

Revenues and cost of goods sold

	Three months ended
	March 31,
	2023	2022	$ Change	% Change

Revenues
Service	$532,522	$395,804	$136,718	35%
License	2,478,556	1,460,183	1,018,373	70%
Hardware	72,689	85,184	(12,495)	-15%
Total Revenue	$3,083,767	$1,941,171	$1,142,596	59%

Cost of goods sold
Service	$154,801	$210,913	$(56,112)	-27%
License	620,881	73,230	547,651	748%
Hardware	44,592	53,298	(8,706)	-16%
Total Cost of goods sold	$820,274	$337,441	$482,833	143%

Revenues

For the three months ended March 31, 2023 and 2022, service revenues included approximately $292,000 and $317,000 respectively, of recurring maintenance and support revenue, and approximately $240,000 and $79,000, respectively, of non-recurring custom services revenue.  Recurring service revenue decreased 13% in the first quarter of 2023 as compared to the first quarter of 2022 due largely to the recognition of annual SaaS revenue versus maintenance renewal contracts. Non-recurring custom services increased due to services provided by Swivel Secure. As our customer base continues to grow, we expect the service revenue to increase in future periods.

For the three months ended March 31, 2023, license revenue increased 70% to $2,478,556 from $1,460,183 during the three months ended March 31, 2022. We increased both the industry variation and number of customers, including additional revenue from Swivel Secure which generated 63% of its license revenue from a customer in Central America, one large SaaS renewal, and cloud migrations.

Hardware sales decreased $12,495 during the three months ended March 31, 2023 to $72,689 from $85,184 during the three months ended March 31, 2022. The decrease was attributable to the mix of installations and other projects completed in the periods.

Costs of goods sold

For the three months ended March 31, 2023, cost of service decreased approximately $56,000 or 27% to $154,801 from $210,913 for the three months ended March 31, 2022 due to reduced personnel costs associated with the direct support for BIO-key support and maintenance,. For the three months ended March 31, 2022, license fees increased to $620,881 from $73,230 during the three months ended March 31, 2022, due largely to the costs related to the license for the Swivel Secure product line. For the three months ended March 31, 2023, hardware costs decreased to $44,592 from $53,298 during the three months ended March 31, 2022, corresponding to the decrease in hardware revenue.

Selling, general and administrative

	Three months ended
	March 31,
	2023	2022	$ Change	% Change

Selling, general and administrative	$1,931,732	$1,797,998	$133,734	7%

Selling, general and administrative expenses for the three months ended March 31, 2023 increased 5% to $1,931,732 as compared to $1,797,998 for the corresponding period in 2022. This increase was attributable largely to a full quarter of Swivel Secure sales expenses and a reserve for doubtful accounts of $50,000. These increases were offset, in part, by decreases in marketing personnel and expenses, and non-cash compensation.

Research, development and engineering

	Three months ended
	March 31,
	2023	2022	$ Change	% Change

Research, development and engineering	$690,159	$805,266	$(115,107)	-14%

For the three months ended March 31, 2023, research, development and engineering expenses decreased 14% to $690,159 as compared to $805,266 for the corresponding period in 2022. Included in the decrease were reductions in personnel costs, and outside services related to the completed development of our MobileAuth application.

Other income (expense)

	Three months ended
	March 31,
	2023	2022	$ Change	% Change

Other income (expenses)
Interest income	$4	$131	$(127)	-97%
Loss on foreign currency transactions	(15,000)	-	(15,000)	-100%
Change in fair value of convertible note	141,991	-	141,991	100%
Interest expense	(56,919)	-	(56,919)	-100%
Other income (expense)	$70,076	$131	$69,945	553,931%

Other income (expense) for the three month period ended March 31, 2023 consisted of interest expense of $54,999 on the secured note payable plus the government loan through the BBVA bank net of interest income, change in fair value of $141,991 on the convertible note payable, and loss on foreign currency transactions. Other income (expense) for the three month period ended March 31, 2022 consisted of interest income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating activities overview

Net cash used for operations during the three months ended March 31, 2023 was $1,928,811. Items of note included:

●	Net positive cash flows related to accounts payable, prepayments, inventory and deferred revenue of approximately $276,000.

●	Net positive cash flows related to adjustments for non-cash expenses of approximately $128,000

●	Negative cash flows related to changes in accounts receivable, amount due from factor, and accrued liabilities of approximately $2.3 million, due to working capital management.

Financing activities overview

Net cash used for financing during the three months ended March 31, 2023 was $34,289 for repayment of the government loan through the BBVA bank.

We did not use or generate any cash for investing activities during the three months ended March 31, 2023.

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

We entered into an accounts receivable factoring arrangement with a financial institution (the “Factor”) which has been extended to October 31, 2023 and may be discontinued at that time. Pursuant to the terms of the arrangement, from time to time, we sell to the Factor a minimum of $150,000 per quarter of certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 35% of the foreign and 75% of the domestic accounts receivable balance to us (the “Advance Amount”), with the remaining balance, less fees, forwarded to us once the Factor collects the full accounts receivable balance from the customer. In addition, from time to time, we receive over advances from the Factor. Factoring fees range from 2.75% to 15% of the face value of the invoice factored and are determined by the number of days required for collection of the invoice. We expect to continue to use this factoring arrangement periodically to assist with our general working capital requirements due to contractual requirements

Liquidity outlook

At March 31, 2023, our total cash and cash equivalents were $722,335, as compared to approximately $2,635,522 at December 31, 2022.  At March 31, 2023, we had working capital of approximately $3,511,000.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We currently require approximately $798,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation.  During for the first three months of 2023, we generated $3,083,767 of revenue which did not generate enough cash to fully fund our average monthly requirements. We expect that Swivel Secure will start to generate positive cash flow in 2023. We also have approximately $3.8 million of inventory purchased for projects in Nigeria. We are looking into other markets and opportunities to sell or return the product to generate additional cash.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

As reported in our 10-K for the year ended December 31, 2022, in connection with the audit of our financial statements as of and for the year ended December 31, 2022, our management identified a material weakness relating to the effectiveness of management’s review and controls over the income tax provision in our financial footnotes, such that management’s review procedures were not operating at a level of precision to prevent or detect a potential material misstatement in our consolidated financial statements. We have also identified a lack of control over our foreign subsidiaries with respect to the filing of required tax returns on a timely basis.

We are currently in the process of engaging a consultant to review transactions for appropriate technical accounting, reconcile accounts, review significant transactions and assist with the preparation of financial statements.  Other than the forgoing, there have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BIO-Key International, Inc.

Dated: June 9, 2023	/s/ MICHAEL W. DEPASQUALE
Michael W. DePasquale
Chief Executive Officer

Dated: June 9, 2023	/s/ CECILIA C. WELCH
Cecilia C. Welch
Chief Financial Officer