Form 10-Q
period 2023-06-30
BIO KEY INTERNATIONAL INC
filed 2023-08-18
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of August 17, 2023, is 9,255,256.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

PART I -- FINANCIAL INFORMATION

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Cash and cash equivalents	$565,513	$2,635,522
Accounts receivable, net	3,178,785	1,522,784
Due from factor	74,250	49,500
Inventory	4,384,098	4,434,369
Prepaid expenses and other	328,684	342,706
Total current assets	8,531,330	8,984,881
Equipment and leasehold improvements, net	81,053	107,413
Capitalized contract costs, net	277,448	283,069
Deposits and other assets	8,712	8,712
Operating lease right-of-use assets	84,610	197,355
Intangible assets, net	1,600,092	1,762,825
Total non-current assets	2,051,915	2,359,374
TOTAL ASSETS	$10,583,245	$11,344,255

LIABILITIES
Accounts payable	$1,855,988	$1,108,279
Accrued liabilities	900,924	1,009,123
Income taxes payable	156,000	-
Convertible note payable	2,498,780	2,596,203
Government loan – BBVA Bank, current portion	135,308	120,000
Deferred revenue, current	651,709	462,418
Operating lease liabilities, current portion	77,379	159,665
Total current liabilities	6,276,088	5,455,688
Deferred revenue, long term	37,280	52,134
Deferred tax liability	159,997	170,281
Government loan – BBVA Bank – net of current portion	255,219	326,767
Operating lease liabilities, net of current portion	9,570	37,829
Total non-current liabilities	462,066	587,011
TOTAL LIABILITIES	6,738,154	6,042,699

Commitments and Contingencies

STOCKHOLDERS’ EQUITY

Common stock — authorized, 170,000,000 shares; issued and outstanding; 9,262,853 and 9,190,504 of $.0001 par value at June 30, 2023 and December 31, 2022, respectively	926	919
Additional paid-in capital	122,191,310	122,028,612
Accumulated other comprehensive loss	(150,572)	(242,602)
Accumulated deficit	(118,196,573)	(116,485,373)
TOTAL STOCKHOLDERS’ EQUITY	3,845,091	5,301,556
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,583,245	$11,344,255

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
Services	$620,465	$435,106	$1,152,987	$830,910
License fees	1,235,771	1,162,148	3,714,327	2,622,331
Hardware	72,693	349,861	145,382	435,045
Total revenues	1,928,929	1,947,115	5,012,696	3,888,286
Costs and other expenses
Cost of services	360,156	180,677	514,957	391,590
Cost of license fees	198,147	358,136	819,028	431,366
Cost of hardware	47,808	185,140	92,400	238,438
Total costs and other expenses	606,111	723,953	1,426,385	1,061,394
Gross profit	1,322,818	1,223,162	3,586,311	2,826,892

Operating Expenses
Selling, general and administrative	1,943,164	2,006,573	3,874,896	3,804,571
Research, development and engineering	558,181	784,083	1,248,341	1,589,349
Total Operating Expenses	2,501,345	2,790,656	5,123,237	5,393,920
Operating loss	(1,178,527)	(1,567,494)	(1,536,926)	(2,567,028)
Other income (expense)
Interest income	23	77	27	208
Loss on foreign currency transactions	-	-	(15,000)	-
Investment-debt security reserve	-	(150,000)	-	(150,000)
Change in fair value of convertible note	(44,568)	-	97,423	-
Interest expense	(56,806)	(1,540)	(113,724)	(1,540)
Total other income (expense), net	(101,351)	(151,463)	(31,274)	(151,332)

Loss before provision for income tax	(1,279,878)	(1,718,957)	(1,568,200)	(2,718,360)

Provision for income tax	(143,000)	-	(143,000)	-

Net loss	$(1,422,878)	$(1,718,957)	$(1,711,200)	$(2,718,360)

Comprehensive loss:
Net loss	$(1,422,878)	$(1,718,957)	$(1,711,200)	$(2,718,360)
Other comprehensive loss – Foreign currency translation adjustment	19,884	(165,883)	92,030	(110,081)
Comprehensive loss	$(1,402,994)	$(1,884,840)	$(1,619,170)	$(2,828,441)
Basic and Diluted Loss per Common Share	$(0.16)	$(0.21)	$(0.19)	$(0.34)

Weighted Average Common Shares Outstanding:
Basic and diluted	9,021,426	8,098,020	9,008,631	7,992,102

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance as of January 1, 2023	9,190,504	$919	$122,028,612	$(242,602)	$(116,485,373)	$5,301,556
Issuance of common stock for directors’ fees	15,388	1	12,001	-	-	12,002
Issuance of common stock to employees	40,000	4	-	-	-	4
Restricted stock forfeited	(19,834)	(2)	(3,103)	-	-	(3,105)
Foreign currency translation adjustment				72,146	-	72,146
Share-based compensation	-	-	62,474	-	-	62,474
Net loss	-	-	-	-	(288,322)	(288,322)
Balance as of March 31, 2023	9,226,058	$922	$122,099,984	$(170,456)	$(116,773,695)	$5,156,755
Issuance of common stock for directors’ fees	23,150	2	16,000	-	-	16,002
Issuance of restricted common stock to employees		-	-	-	-	-
Restricted stock forfeited	(14,375)	(1)	1	-	-	-
Issuance of common stock for Employee stock purchase plan	28,020	3	13,931	-	-	13,934
Share based compensation for employee stock plan	-	-	3,563	-	-	3,563
Foreign currency translation adjustment	-	-	-	19,884	-	19,884
Share-based compensation	-	-	57,831	-	-	57,831
Net loss	-	-	-	-	(1,422,878)	(1,422,878)
Balance as of June 30, 2023	9,262,853	$926	$122,191,310	$(150,572)	$(118,196,573)	$3,845,091

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

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,711,200)	$(2,718,360)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	26,637	21,781
Amortization of intangible assets	162,166	106,403
Amortization of capitalized contract costs	80,717	57,945
Operating leases right-of-use assets	112,745	47,308
Reserve for Investment – debt security	-	150,000
Share and warrant-based compensation for employees and consultants	120,767	153,370
Stock based directors’ fees	28,004	40,026
Change in fair value of convertible note	(97,423)	-
Deferred income tax benefit	(13,000)	-
Bad debts	50,000	25,111
Change in assets and liabilities:
Accounts receivable	(1,657,170)	(390,660)
Due from factor	(24,750)	(27,440)
Capitalized contract costs	(75,096)	(110,158)
Inventory	50,271	52,059
Resalable software license rights	-	4,984
Prepaid expenses and other	14,799	(94,947)
Accounts payable	726,657	450,667
Accrued liabilities	(109,208)	(33,776)
Income taxes payable	156,000	-
Deferred revenue	174,437	27,818
Operating lease liabilities	(110,545)	(49,577)
Net cash used for operating activities	(2,095,192)	(2,287,446)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Swivel Secure, net of cash acquired of $729,905	-	(543,578)
Receipt of cash from note receivable	-	7,000
Capital expenditures	-	(22,888)
Net cash used for investing activities	-	(559,466)
CASH FLOW FROM FINANCING ACTIVITIES:
Receipt of cash from Employee stock purchase plan	13,934	39,125
Repayment of government loan	(56,241)	-
Net cash used for financing activities	(42,307)	39,125

Effect of exchange rate changes	67,490	(53,217)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,070,009)	(2,861,004)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,635,522	7,754,046
CASH AND CASH EQUIVALENTS, END OF PERIOD	$565,513	$4,893,042

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2023	2022

Cash paid for:
Interest	$113,724	$1,540

Noncash investing and financing activities
Accounts receivable acquired from Swivel Secure	$-	$702,886
Equipment acquired from Swivel Secure	$-	$65,640
Other assets acquired from Swivel Secure	$-	$20,708
Intangible assets acquired from Swivel Secure	$-	$762,860
Goodwill resulting from the acquisition from Swivel Secure	$-	$1,067,372
Accounts payable and accrued expenses acquired from Swivel Secure	$-	$431,884
Government loan acquired from Swivel Secure	$-	$544,000
Common stock issued for acquisition of Swivel Secure	$-	$600,004

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 (Unaudited)

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

3.	REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three month periods ended June 30, 2023 and June 30, 2022:

	North				June 30,
	America	Africa	EMESA*	Asia	2023

Services	$281,607	$26,009	$305,424	$7,425	$620,465
License fees	780,383	-	455,388	-	1,235,771
Hardware	61,551	-	142	11,000	72,693
Total Revenues	$1,123,541	$26,009	$760,954	$18,425	$1,928,929

	North				June 30,
	America	Africa	EMESA*	Asia	2022

Services	$301,087	$22,677	$111,342	$-	$435,106
License fees	495,543	-	666,605	-	1,162,148
Hardware	203,212	-	5,679	140,970	349,861
Total Revenues	$999,842	$22,677	$783,626	$140,970	$1,947,115

The following table summarizes revenue from contracts with customers for the six month periods ended June 30, 2023 and June 30, 2022:

	North				June 30,
	America	Africa	EMESA*	Asia	2023

Services	$545,464	$49,797	$545,351	$12,375	$1,152,987
License fees	1,188,913	552,630	1,902,134	70,650	3,714,327
Hardware	86,332	-	47,150	11,900	145,382
Total Revenues	$1,820,709	$602,427	$2,494,635	$94,925	$5,012,696

	North				June 30,
	America	Africa	EMESA*	Asia	2022

Services	$656,719	$37,952	$136,186	$53	$830,910
License fees	968,613	517,161	1,056,882	79,675	2,622,331
Hardware	275,112	12,033	6,930	140,970	435,045
Total Revenues	$1,900,444	$567,146	$1,199,998	$220,698	$3,888,286

*EMESA – Europe, Middle East, South America

Deferred Revenue

Deferred revenue includes customer advances and amounts that have been paid by customer for which the contractual maintenance terms have not yet occurred. The majority of these amounts are related to maintenance contracts for which the revenue is recognized ratably over the applicable term, which generally is 12-60 months. Contracts greater than 12 months are segregated as long term deferred revenue. Maintenance contracts include provisions for unspecified when-and-if available product updates and customer telephone support services. At June 30, 2023 and December 31, 2022, amounts in deferred revenue were approximately $689,000 and $515,000, respectively. Revenue recognized during the three and six-months ended June 30, 2023 from amounts included in deferred revenue at the beginning of the period was approximately $102,000 and $335,000, respectively. Revenue recognized during the three and six-months ended June 30, 2022 from amounts included in deferred revenue at the beginning of the period was approximately $153,000 and $387,000, respectively. The Company did not recognize any revenue from performance obligations satisfied in prior periods.

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

Accounts receivable at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022

Accounts receivable	$3,802,570	$2,096,569
Allowance for credit losses	(623,785)	(573,785)
Accounts receivable, net of allowances for credit losses	$3,178,785	$1,522,784

Bad debt expenses (if any) are recorded in selling, general, and administrative expense.

5.	SHARE BASED COMPENSATION

The following table presents share-based compensation expenses included in the Company’s unaudited condensed interim consolidated statements of operations:

	Three Months Ended June 30,
	2023	2022

Selling, general and administrative	$59,966	$66,152
Research, development and engineering	17,430	17,547
	$77,396	$83,699

	Six Months Ended June 30,
	2023	2022

Selling, general and administrative	$115,419	$158,578
Research, development and engineering	33,352	34,818
	$148,771	$193,396

6.	INVENTORY

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

	June 30,	December 31,
	2023	2022

Finished goods	$4,714,372	$4,764,643
Fabricated assemblies	69,726	69,726
Reserve on finished goods	(400,000)	(400,000)
Total inventory	$4,384,098	$4,434,369

7.	COMMITMENTS AND CONTINGENCIES

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

Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2023, the Company was not a party to any pending lawsuits.

8.	LEASES

The Company’s leases office space in New Jersey, Minnesota, New Hampshire, Madrid and Hong-Kong with lease termination dates in 2023 and 2024. On August 11, 2023, the Company signed a new one-year lease starting September 1, 2023 for office space in New Jersey. The property leased in China is paid monthly as used, without a formal agreement. The following tables present the components of lease expense and supplemental balance sheet information related to the operating leases were:

	3 Months ended	3 Months ended
	June 30,	June 30,
	2023	2022

Lease cost
Total lease cost	$48,543	$55,942

	6 Months ended	6 Months ended
	June 30,	June 30,
	2023	2022

Lease cost
Total lease cost	$111,682	$111,161

	June 30,	December 31,
Balance sheet information	2023	2022
Operating right-of-use assets	$84,610	$197,355

Operating lease liabilities, current portion	$77,379	$159,665
Operating lease liabilities, non-current portion	9,570	37,829
Total operating lease liabilities	$86,949	$197,494

Weighted average remaining lease term (in years) – operating leases	0.93	0.96
Weighted average discount rate – operating leases	5.50%	5.50%

Cash paid for amounts included in the measurement of operating lease liabilities for the six months ended June 30, 2023 and 2022:	$138,634	$144,985

Maturities of operating lease liabilities were as follows as of June 30, 2023:

2023 (6 months remaining)	$50,950
2024	38,808
Total future lease payments	$89,758
Less: imputed interest	(2,809)
Total	$86,949

9.	CONVERTIBLE NOTE PAYABLE

Securities Purchase Agreement dated December 22, 2022

On December 22, 2022, the Company entered into and closed a securities purchase agreement (the “Purchase Agreement”) and issued a $2,200,000 principal amount senior secured promissory note (the “Note”). At closing, a total of $2,002,000 was funded, with the proceeds to be used for general working capital.

The principal amount of the Note was due six months following the date of issuance, subject to one six-month extension by the Company. The Company elected to extend the due date to December 22, 2023. Interest under the Note accrued at a rate of 10% per annum through month six and accrues at a rate of 12% per annum in months seven through twelve, payable monthly. The Note is secured by a lien on substantially all of the Company’s assets and properties can be prepaid in whole or in part without penalty at any time.

In connection with the issuance of the Note, the Company issued to the investor 700,000 shares of Common Stock (the “Commitment Shares”) valued at $1.00 per share and a warrant (the “Warrant”) to purchase 200,000 shares of common stock (the “Warrant Shares”) at an exercise price of $3.00 per share, exercisable commencing on the date of issuance with a term of five years.

Upon issuance, the Note was not convertible into common stock or any other securities of the Company. Only after a date that is six (6) months following the issuance date of the Note and upon the occurrence of any events of default (as defined) and expiration of any applicable cure periods, all amounts due under the Note will immediately and automatically become due and payable in full, interest will accrue at the higher of 18% per annum or the maximum amount permitted by applicable law, the outstanding principal amount due under the Note will be increased by 30%, and the Investor will have the right to convert all amounts due under the Note into shares of common stock (the “Conversion Shares”) at a conversion price equal to the 10 day volume weighted average sales price of the Company’s common stock on the date of conversion, subject to the Share Cap described in the paragraph below.

The aggregate number of shares of common stock issuable in the forgoing transaction consisting of the Commitment Shares, the Warrant Shares, and the Conversion Shares are capped at 1,684,576 which is 19.9% of the Company’s issued and outstanding shares of common stock on December 22, 2022, the date the definitive transaction documents were executed (the “Share Cap”).

The Company elected the fair value measurement option for the Note as the Note had embedded derivatives that required bifurcation and recorded the entire hybrid financing instrument at fair value under the guidance of ASC 825, Financial Instruments. As a result, the Note was recorded at fair value upon issuance and is subsequently remeasured at each reporting date until settled or converted. The Company reports interest expense, including accrued interest, related to the Note under the fair value option, separately from within the change in fair value of the Note in the accompanying consolidated statement of operations. See Note 13.

As of June 30, 2023 and December 31, 2022, the Note with principal balance of $2,200,000, at fair value, was recorded at $2,498,780 and $2,596,203, respectively.

10.	EARNINGS (LOSS) PER SHARE - COMMON STOCK (“EPS”)

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

The following table sets forth options and warrants which were excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Stock options	172,734	212,461	172,734	212,461
Warrants	4,872,025	4,689,387	4,872,025	4,689,387
Total	5,044,759	4,901,848	5,044,759	4,901,848

11.	STOCKHOLDERS’ EQUITY

Issuances of Common Stock

During the six-month periods ended June 30, 2023, there have not been any shares of common stock issued to anyone outside the Company, except as noted below under Issuances to Directors, Executive Officers & Consultants

On June 18, 2021, the stockholders approved the Employee Stock Purchase Plan. Under the terms of this plan, 789,000 shares of common stock are reserved for issuance to employees and officers of the Company at a purchase price equal to 85% of the lower of the closing price of the common stock on the first day or the last day of the offering period as reported on the Nasdaq Capital Market. Eligible employees are granted an option to purchase shares under the plan funded by payroll deductions. The Board may suspend or terminate the plan at any time, otherwise the plan expires June 17, 2031. On June 30, 2023, 28,020 shares were issued to employees which resulted in a $3,563 non-cash compensation expense for the Company. On June 30, 2022, 26,006 shares were issued to employees which resulted in a $8,314 non-cash compensation expense for the Company.

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

During the six-month periods ended June 30, 2023 and 2022, the Company issued 40,000 and 275,000 shares of restricted common stock, respectively, to certain employees and directors. These shares vest in equal annual installments over a three-year period from the date of grant and had a fair value on the date of issuance of $31,200 and $592,075, respectively.

During the six-month periods ended June 30, 2023 and 2022, 34,209 and 1,250 shares of restricted common stock were forfeited, respectively.

Restricted stock compensation for the three-month periods ended June 30, 2023 and 2022, was $54,781 and $51,204, respectively.

Restricted stock compensation for the six-month periods ended June 30, 2023 and 2022, was $113,837 and $91,044, respectively.

Issuances to Directors, Executive Officers & Consultants

During the three and six-month periods ended June 30, 2023, the Company issued 23,150 and 38,538 shares of common stock to its directors in lieu of payment of board and committee fees valued at $16,002 and $28,004, respectively.

During the three and six-month periods ended June 30, 2022, the Company issued 9,117 and 18,499 shares of common stock to its directors in lieu of payment of board and committee fees valued at $18,006 and $40,026, respectively.

Employees’ exercise options

During the three and six-month periods ended June 30, 2023 and 2022, no employee stock options were exercised.

3. Warrants

There were no warrants issued during the three and six-month periods ended June 30, 2023 and 2022.

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

The following tables summarize the Note measured at fair value at June 30, 2023 and December 31, 2022:

June 30, 2023	Total	Level 1	Level 2	Level 3

Convertible note at fair value	$2,498,780	$-	$-	$2,498,780

December 31, 2022	Total	Level 1	Level 2	Level 3

Convertible note at fair value	$2,596,203	$-	$-	$2,596,203

The Company estimated the fair value of the convertible note using a probability-weighted discounted cash flow model with the following assumptions and significant terms of the convertible note at both June 30, 2023 and December 31, 2022:

1.	Face amount - $2,200,000

2.	Nominal interest rate – 12% at June 30, 2023, 10% - 12% at March 31, 2023 and December 31, 2022

3.	Default interest rate – 18%

4.	Increase in principal upon a default – 30%

5.	Present value discount rate – 13.80% at June 30, 2023, 15.04% at March 31, 2023 and 15.18% at December 31, 2022

6.	Likelihood of default – estimated to be 50% at the extended maturity date

The following table shows the changes in fair value measurements for the convertible note using significant unobservable inputs (Level 3) during the three months ended June 30, 2023:

Beginning balance	$2,596,203
Purchases and issuances	-
Change in fair value for the three months ended March 31, 2023	(141,991)
Balance at March 31, 2023	$2,454,212
Change in fair value for the three months ended June 30, 2023	44,568
Ending balance at June 30, 2023	$2,498,780

14.	MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

During each of the three month periods ended June 30, 2023, and 2022, one customer accounted for 12% of revenue. For the six month periods ended June 30, 2023, and 2022, two customers accounted for 30% and one customer accounted for 14% of revenue, respectively.

Three customers accounted for 63% of current accounts receivable at June 30, 2023. At December 31, 2022, one customer accounted for 35% of current accounts receivable.

15.	INCOME TAXES

United States, Hong Kong and Nigeria

The Company recorded no income tax expense for the three and six months ended June 30, 2023 and 2022 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyses various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of June 30, 2023 and December 31, 2022, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

Spain

The provision for income taxes amounted to $143,000.  Current income taxes totaled $156,000 and deferred tax benefit totaled $13,000.  The deferred tax liability presented on the condensed consolidated balance sheet relates to intangible assets from the acquisition of Swivel Secure.

16	SUBSEQUENT EVENTS

On July 19, 2023 and July 20, 2023, 20,000 and 13,333 shares of restricted common stock, respectively were cancelled as a result of employees leaving the Company before the vesting periods were completed.

On August 10, 2023, the Company issued 13,236 shares of common stock to its directors in payment of meeting fees. Additionally, the Company issued an aggregate of 12,500 shares of restricted stock with three-year vesting period to two new employees. All shares were issued at $0.68 the closing price on August 10, 2023, as reported on the Nasdaq Capital Market.

The Company has reviewed subsequent events through the date of this filing.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “should,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. These statements are not guarantees of future performance or events and are subject to risks and uncertainties that may cause actual results to differ materially from those included within or implied by such forward-looking statements. These risks and uncertainties include, without limitation, our history of losses and limited revenue; our ability to raise additional capital; our ability to continue as a going concern; our ability to protect our intellectual property; changes in business conditions; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; security breaches; competition in the biometric technology and identity access management industries; market acceptance of biometric products generally and our products under development; our ability to execute and deliver on contracts in Africa; our ability to expand into Asia, Africa and other foreign markets; our ability to integrate the operations and personnel of Swivel Secure into our business; fluctuations in foreign currency and exchange rates; the duration and extent of continued hostilities in Ukraine and its impact on our European customers; delays in the development of products, statements of assumption underlying any of the foregoing, and numerous other matters of national, regional and global scale, including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and other filings with the Securities and Exchange Commission (“SEC”). These factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, may be significant, presently or in the future. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED June 30, 2023 AS COMPARED TO June 30, 2022

Consolidated Results of Operations - Percent Trend

	Three Months Ended June 30,
	2023	2022
Revenues
Services	32%	22%
License fees	64%	60%
Hardware	4%	18%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	19%	9%
Cost of license fees	10%	18%
Cost of hardware	2%	10%
Total Cost of Goods Sold	31%	37%
Gross profit	69%	63%

Operating expenses
Selling, general and administrative	101%	103%
Research, development and engineering	29%	40%
Total Operating Expenses	130%	143%
Operating loss	-61%	-80%

Other expense	-5%	-8%
Loss before provision for income tax	-66%	-88%
Provision for income tax	-8%	0%
Net loss	-74%	-88%

Revenues and cost of goods sold

	Three Months Ended
	June 30,
	2023	2022	$ Change	% Change

Revenues
Service	$620,465	$435,106	$185,359	43%
License	1,235,771	1,162,148	73,623	6%
Hardware	72,693	349,861	(277,168)	-79%
Total Revenue	$1,928,929	$1,947,115	$(18,186)	-1%

	Three Months Ended
	June 30,
	2023	2022	$ Change	% Change
Cost of Goods Sold
Service	$360,156	$180,677	$179,479	99%
License	198,147	358,136	(159,989)	-45%
Hardware	47,808	185,140	(137,332)	-74%
Total COGS	$606,111	$723,953	$(117,842)	-16%

Revenues

For the three months ended June 30, 2023, and 2022, service revenues included approximately $310,000 and $324,000, respectively, of recurring maintenance and support revenue, and approximately $310,000 and $111,000 respectively, of non-recurring custom services revenue.  Recurring service revenue decreased $14,000 or 4% in 2023 which was due to the timing of certain quarter end renewals. Non-recurring custom services increased 179% due to additional new customer customizations and upgrades. As our customer base continues to grow, we expect the service revenue to increase in future periods.

For the three months ended June 30, 2023, license revenue increased $73,623 or 6% to $1,235,771 from $1,162,148 in the corresponding period in 2022. We increased both the variation and number of customers, including additional revenue from the Swivel Secure customers and customers in the higher education market.

For the three months ended  June 30, 2023, hardware sales decreased by 79% to $72,693 from $349,861 in the corresponding period in  2022. The decrease was due largely to the absence of any large deployments in  2023, as compared to two add-on orders from an existing customer in Asia, and a large order for our Pocket 10 product from a new customer in  2022
.

Costs of goods sold

For the three months ended June 30, 2023, cost of service increased approximately $179,000 or 99% to $360,156 from 180,667 in the three months ended June 30, 2022, due to the increased costs to support the PortalGuard and Swivel Secure deployments. For the three months ended June 30, 2023, license fees decreased to $198,147 from $358,136 in the three months ended June 30, 2022, due largely to a decrease in revenue for third-party software. For the three months ended June 30, 2023, hardware costs decreased to $47,808 from $185,140 in the three months ended June 30, 2022, related to costs associated with decreased hardware revenue.

Selling, general and administrative

	Three Months Ended
	June 30,
	2023	2022	$ Change	% Change

Selling, general and administrative	$1,943,164	$2,006,573	$(63,409)	-3%

Selling, general and administrative expenses for the three months ended June 30, 2023, decreased 3% from the corresponding period in 2022. The decreases included reductions in marketing personnel costs, offset by increased professional fees associated with late SEC filings and the filing of a registration statement.

Research, development and engineering

	Three Months Ended
	June 30,
	2023	2022	$ Change	% Change

Research, development, and engineering	$558,181	$784,083	$(225,902)	-29%

For the three months ended June 30, 2023, research, development, and engineering costs decreased 29% to $558,181 as compared to $784,083 in the corresponding period in 2022. The decrease primarily related to reductions in personnel costs and reductions in outside services related to the development of our MobileAuth application which we completed in 2022.

Other income (expense)

	Three Months Ended
	June 30,
	2023	2022	$ Change	% Change

Interest income	$23	$77	$(54)	-70%
Investment-debt security reserve	-	(150,000)	150,000	-100%
Change in fair value of convertible note	(44,568)	-	(44,568)	-100%
Interest expense	(56,806)	(1,540)	(55,266)	3589%
Other income (expense)	$(101,351)	$(151,463)	$50,112	-33%

Other income (expense) for the three months ended June 30, 2023 consisted of interest income of $23, interest expense of $56,806 on the secured note payable and the government loan through the BBVA bank net of interest, and change in fair value of $44,568 on the convertible note payable. Other income (expense) for the three months ended June 30, 2022 consisted of interest income of $77, a reserve on the investment-debt security as adjustment for collections in the amount of $150,000, and interest expense of $1,540 on the government loan through the BBVA bank.

	Three Months Ended
	June 30,
	2023	2022	$ Change	% Change

Provision for income tax	$(143,000)	$-	$(143,000)	100%

The provision for income taxes for the three months ended June 30, 2023 consisted of current income taxes of $156,000 for our Swivel Secure subsidiary, and deferred tax benefit of $13,000 relating to intangible assets from the acquisition of Swivel Secure.

six months ended June 30, 2023 AS COMPARED TO June 30, 2022

Consolidated Results of Operations -Percent Trend

	Six Months Ended June 30,
	2023	2022
Revenues
Services	23%	21%
License fees	74%	67%
Hardware	3%	12%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	10%	10%
Cost of license fees	16%	11%
Cost of hardware	2%	6%
Total Cost of Goods Sold	28%	27%
Gross profit	72%	73%

Operating expenses
Selling, general and administrative	77%	98%
Research, development and engineering	25%	41%
Total Operating Expenses	102%	139%
Operating loss	-30%	-66%

Other expense	-1%	-4%
Loss before provision for income tax	-30%	-70%
Provision for income tax	-3%	0%

Net loss	-33%	-70%

Revenues and cost of goods sold

	Six Months Ended
	June 30,
	2023	2022	$ Change	% Change
Revenues
Service	$1,152,987	$830,910	$322,077	39%
License	3,714,327	2,622,331	1,091,996	42%
Hardware	145,382	435,045	(289,663)	-67%
Total Revenue	$5,012,696	$3,888,286	$1,124,410	29%

Cost of Goods Sold
Service	514,957	391,590	123,367	32%
License	819,028	431,366	387,662	90%
Hardware	92,400	238,438	(146,038)	-61%
Total COGS	$1,426,385	$1,061,394	$364,991	34%

Revenues

For the six months ended June 30, 2023, and 2022, service revenues included approximately $602,000 and $640,000, respectively, of recurring maintenance and support revenue, and approximately $551,000 and $191,000, respectively, of non-recurring custom services revenue.  Recurring service revenue decreased 6% in the first six months of 2023 due to the timing of certain quarter end renewals. Non-recurring custom services increased 188% in the first six months of 2023 due largely to the additional service revenue from Swivel Secure customers. As our customer base continues to grow, we expect the service revenue to increase in future periods.

For the six months ended June 30, 2023, license revenue increased 42% to $3,714,327 from $2,622,331 in the corresponding period in 2022. We increased both the variation and number of customers, including additional revenue from the Swivel Secure customers, and customers in the higher education market.

Hardware sales decreased $289,663 during the six months ended June 30, 2023, to $145,382 from $435,045 in the six months ended June 30, 2022. The decrease was attributable largely to the absence of any large deployments in 2023, as compared to two add-on orders from an existing customer in Asia, and a large order for our Pocket 10 product from a new customer in 2022.

Costs of goods sold

For the six months ended June 30, 2023, cost of service increased $123,367 or 32% to $514,957 from $391,590 in the six months ended June 30, 2022, due to the increased costs to support the PortalGuard and Swivel Secure deployments. For the six months ended June 30, 2023, license fees increased to $819,028 from $431,366 in the six months ended June 30, 2022, due largely to an increase in revenue and third-party software for the Swivel Secure licenses. For the six months ended June 30, 2023, hardware costs decreased to $92,400 from $238,438 during the six months ended June 30, 2022, corresponding to decreased hardware revenue.

Selling, general and administrative

	Six Months Ended
	June 30,
	2023	2022	$ Change	% Change

Selling, general and administrative	$3,874,896	$3,804,571	$70,325	2%

Selling, general and administrative expenses for the six months ended June 30, 2023, increased 2% from the corresponding period in 2022. The increases included reductions in marketing personnel costs, offset by increased professional services fees associated with late SEC filings and the filing of a registration statement.

Research, development and engineering

	Six Months Ended
	June 30,
	2023	2022	$ Change	% Change

Research, development and engineering	$1,248,341	$1,589,349	$(341,008)	-21%

For the six months ended June 30, 2023, research, development and engineering costs decreased 21% from $1,589,349 to $1,248,341. The decrease primarily related to reductions in personnel costs and in outside services related to the development of our MobileAuth application which was completed in 2022.

Other income (expense)

	Six Months Ended
	June 30,
	2023	2022	$ Change	% Change

Interest income	$27	$208	$(181)	-87%
Loss on foreign currency transactions	(15,000)	-	(15,000)	100%
Investment-debt security reserve	-	(150,000)	150,000	-100%
Change in fair value of convertible note	97,423	-	97,423	100%
Interest expense	(113,724)	(1,540)	(112,184)	7285%
Other income (expense)	$(31,274)	$(151,332)	$120,058	-79%

Other income (expense) for the six  month period ended June 30, 2023 consisted of interest income of $27, a loss on foreign currency of $15,000, a change in fair value of $97,423 on the convertible note payable, and interest expense of $113,724 on the secured note payable and the government loan through the BBVA bank. Other income (expense) for the six months ended June 30, 2022 consisted of interest income of $208, a reserve on the investment-debt security as adjustment for collections of such security of $150,000, and interest expense of $1,540 on the government loan through the BBVA bank.

Provision for income tax

	Six Months Ended
	June 30,
	2023	2022	$ Change	% Change

Provision for income tax	$(143,000)	$-	$(143,000)	100%

The provision for income taxes for the six months ended June 30, 2023 consisted of current income taxes of $156,000 for our Swivel Secure subsidiary, and deferred tax benefit of $13,000 relating to intangible assets from the acquisition of Swivel Secure.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating activities overview

Net cash used by operations during the six months ended June 30, 2023 was $2,095,192. Items of note included:

●	Net positive cash flows related to adjustments for non-cash expenses of approximately $434,000.

●	Net positive cash flows related to inventory, prepayments, accounts payable, income tax payable and deferred revenue of approximately $1,122,000.

●	Negative cash flows related to changes in accounts receivable, due from factor and accrued liabilities of approximately $1,927,000, due to working capital management.

Financing activities overview

Net cash used for financing during the six months ended June 30, 2023 was $56,241 for repayment of the government loan through the BBVA bank. Net cash received from financing during the six months ended June 30, 2023  was $13,934 of the proceeds from sales of common stock under the employee stock purchase plan.

Investing activities overview

There were no investing activities during the six months ended June 30, 2023.

Liquidity and Capital Resources

Since our inception, our capital needs have been principally met through proceeds from the sale of equity and debt securities. We expect capital expenditures to be less than $100,000 during the next twelve months.

The following sets forth our primary sources of capital during the previous two years:

In December 2022, we entered into and closed a securities purchase agreement (the “Purchase Agreement”) with AJB Capital Investments, LLC under which we issued a $2,200,000 principal amount senior secured promissory note (the “Note”). The principal amount of the Note was due six months following the date of issuance, subject to one six-month extension. We elected to extend the maturity date of the note to December 22, 2023. Interest under the Note accrued at a rate of 10% per annum, payable monthly through month six and currently accrues at the rate of 12% per annum in months seven through twelve, payable monthly. The Note is secured by a lien on substantially all of our assets and properties can be prepaid in whole or in part without penalty at any time.

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

Liquidity outlook

At June 30, 2023, our total cash and cash equivalents were approximately $565,513, as compared to $2,635,522 at December 31, 2022.  At June 30, 2023, we had working capital of approximately $2,411,000.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We currently require approximately $763,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation.  During for the first six months of 2023, we generated $5,012,696 of revenue, which did not generate enough cash to fully fund our average monthly requirements. We expect that Swivel Secure will generate positive cash flow in 2023. We also have approximately $3.8 million of inventory purchased for projects in Nigeria. We are looking into other markets and opportunities to sell or return the product to generate additional cash.

If we are unable to generate sufficient revenue to fund current operations and execute our business plan, we may need to obtain additional third-party financing. Our $2.2 million principal amount secured note is due on December 22, 2023.  Unless we generate sufficient positive cash flow from operations or liquidation of existing inventory, we expect that we will need to obtain additional financing during the next twelve months to repay our outstanding secured note and support operations.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As reported in our 10-K for the year ended December 31, 2022, in connection with the audit of our financial statements as of and for the year ended December 31, 2022, our management identified a material weakness relating to the effectiveness of management’s review and controls over the income tax provision in our financial footnotes, such that management’s review procedures were not operating at a level of precision to prevent or detect a potential material misstatement in our consolidated financial statements. We have also identified a lack of control over our foreign subsidiaries with respect to the filing of required tax returns on a timely basis. We are continuing to assess the actions that need to be taken to remedy each of these material weaknesses. Each of the material weaknesses noted will only be deemed to have been remediated after the new controls and procedures have been in place for a sufficient period and management has concluded through appropriate testing that the controls are operating effectively. During 2023, the Company intends to implement new controls designed to remediate the aforementioned material weaknesses. As such, we have engaged a consultant to review income tax transactions for appropriate accounting treatment and assist with the preparation of financial statements.

Changes in Internal Control Over Financial Reporting

Other than the forgoing described above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Waiver and Amendment No. 1 to Securities Purchase Agreement dated June 22, 2023 by and between the Company and AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 27, 2023)

31.1	Certificate of CEO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of CFO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350

32.2	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-Key International, Inc.

Dated: August 18, 2023	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer
(Principal Executive Officer)

Dated: August 18, 2023	/s/ Cecilia C. Welch
Cecilia C. Welch
Chief Financial Officer
(Principal Financial Officer)