Form 10-Q
period 2023-09-30
BIO KEY INTERNATIONAL INC
filed 2023-11-20
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the Transition Period from              to

Commission file number 1-13463

BIO-KEY INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	41-1741861
(State or Other Jurisdiction of Incorporation of Organization)	(IRS Employer Identification Number)

101 CRAWFORDS CORNER ROAD, SUITE 4116, HOLMDEL, NJ 07733

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of November 17, 2023, is 13,731,669

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

PART I -- FINANCIAL INFORMATION

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Cash and cash equivalents	$307,086	$2,635,522
Accounts receivable, net	2,799,218	1,522,784
Due from factor	62,572	49,500
Inventory	4,289,213	4,434,369
Prepaid expenses and other	362,250	342,706
Total current assets	7,820,339	8,984,881
Equipment and leasehold improvements, net	69,202	107,413
Capitalized contract costs, net	264,348	283,069
Deposits and other assets	-	8,712
Deferred offering costs	25,434	-
Operating lease right-of-use assets	50,465	197,355
Intangible assets, net	1,519,592	1,762,825
Total non-current assets	1,929,041	2,359,374
TOTAL ASSETS	$9,749,380	$11,344,255

LIABILITIES
Accounts payable	$1,656,107	$1,108,279
Accrued liabilities	1,080,032	1,009,123
Income taxes payable	162,811	-
Convertible note payable	2,331,497	2,596,203
Government loan – BBVA Bank, current portion	135,308	120,000
Deferred revenue, current	610,451	462,418
Operating lease liabilities, current portion	51,746	159,665
Total current liabilities	6,027,952	5,455,688
Deferred revenue, long term	32,354	52,134
Deferred tax liability	152,998	170,281
Government loan – BBVA Bank – net of current portion	221,625	326,767
Operating lease liabilities, net of current portion	-	37,829
Total non-current liabilities	406,977	587,011
TOTAL LIABILITIES	6,434,929	6,042,699

Commitments and Contingencies

STOCKHOLDERS’ EQUITY

Common stock — authorized, 170,000,000 shares; issued and outstanding; 9,501,669 and 9,190,504 of $.0001 par value at September 30, 2023 and December 31, 2022, respectively	950	919
Additional paid-in capital	122,263,106	122,028,612
Accumulated other comprehensive loss	(115,208)	(242,602)
Accumulated deficit	(118,834,397)	(116,485,373)
TOTAL STOCKHOLDERS’ EQUITY	3,314,451	5,301,556
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,749,380	$11,344,255

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Services	$587,893	$371,956	$1,740,880	$1,202,866
License fees	950,015	918,260	4,664,341	3,540,592
Hardware	279,200	83,333	424,583	518,377
Total revenues	1,817,108	1,373,549	6,829,804	5,261,835
Costs and other expenses
Cost of services	125,039	162,632	639,996	554,222
Cost of license fees	203,891	173,310	1,022,919	604,677
Cost of hardware	147,674	57,841	240,074	296,278
Total costs and other expenses	476,604	393,783	1,902,989	1,455,177
Gross profit	1,340,504	979,766	4,926,815	3,806,658

Operating Expenses
Selling, general and administrative	1,547,376	2,510,706	5,422,272	6,315,277
Research, development and engineering	558,686	829,506	1,807,026	2,418,855
Total Operating Expenses	2,106,062	3,340,212	7,229,298	8,734,132
Operating loss	(765,558)	(2,360,446)	(2,302,483)	(4,927,474)
Other income (expense)
Interest income	5,917	8	5,944	216
Loss on foreign currency transactions	-	-	(15,000)	-
Investment-debt security reserve	-	(40,000)	-	(190,000)
Change in fair value of convertible note	167,283	-	264,706	-
Interest expense	(45,655)	(2,071)	(159,379)	(3,611)
Total other income (expense), net	127,545	(42,063)	96,271	(193,395)

Loss before provision for income tax	(638,013)	(2,402,509)	(2,206,212)	(5,120,869)

Provision for (income tax) tax benefit	189	-	(142,811)	-

Net loss	$(637,824)	$(2,402,509)	$(2,349,023)	$(5,120,869)

Comprehensive loss:
Net loss	$(637,824)	$(2,402,509)	$(2,349,023)	$(5,120,869)
Other comprehensive income (loss) – Foreign currency translation adjustment	35,364	(119,269)	127,394	(229,350)
Comprehensive loss	$(602,460)	$(2,521,778)	$(2,221,629)	$(5,350,219)

Basic and Diluted Loss per Common Share	$(0.07)	$(0.29)	$(0.26)	$(0.64)

Weighted Average Common Shares Outstanding:
Basic and diluted	9,081,873	8,148,848	9,042,319	8,054,207

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
		Amount			Deficit	Total
Balance as of January 1, 2023	9,190,504	$919	$122,028,612	$(242,602)	$(116,485,373)	$5,301,556
Issuance of common stock for directors’ fees	15,388	1	12,001	-	-	12,002
Issuance of common stock to employees	40,000	4	-	-	-	4
Restricted stock forfeited	(19,834)	(2)	(3,103)	-	-	(3,105)
Foreign currency translation adjustment				72,146	-	72,146
Share-based compensation	-	-	62,474	-	-	62,474
Net loss	-	-	-	-	(288,322)	(288,322)
Balance as of March 31, 2023	9,226,058	$922	$122,099,984	$(170,456)	$(116,773,695)	$5,156,755
Issuance of common stock for directors’ fees	23,150	2	16,000	-	-	16,002
Issuance of restricted common stock to employees		-	-	-	-	-
Restricted stock forfeited	(14,375)	(1)	1	-	-	-
Issuance of common stock for Employee stock purchase plan	28,020	3	13,931	-	-	13,934
Share based compensation for employee stock plan	-	-	3,563	-	-	3,563
Foreign currency translation adjustment	-	-	-	19,884	-	19,884
Share-based compensation	-	-	57,831	-	-	57,831
Net loss	-	-	-	-	(1,422,878)	(1,422,878)
Balance as of June 30, 2023	9,262,853	$926	$122,191,310	$(150,572)	$(118,196,573)	$3,845,091
Issuance of common stock for directors’ fees	16,874	2	11,000	-	-	11,002
Restricted stock forfeited	(33,333)	(3)	-	-	-	(3)
Issuance of restricted common stock to employees and directors	255,275	25	(25)	-	-	-
Share based compensation for employee stock plan	-	-	10,398	-	-	10,398
Foreign currency translation adjustment	-	-	-	35,364	-	35,364
Share-based compensation	-	-	50,423	-	-	50,423
Net loss	-	-	-	-	(637,824)	(637,824)
Balance as of September 30, 2023	9,501,669	$950	$122,263,106	$(115,208)	$(118,834,397)	$3,314,451

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
		Amount			Deficit	Total
Balance as of January 1, 2022	7,853,759	$786	$120,190,139	$-	$(104,575,470)	$15,615,455
Issuance of common stock for directors’ fees	9,382	1	22,019	-	-	22,020
Issuance of common stock pursuant to Swivel purchase agreement	269,060	27	599,977	-	-	600,004
Issuance of restricted common stock to employees and directors	274,250	27	(27)	-	-	-
Foreign currency translation adjustment	-	-	-	55,802	-	55,802
Share-based compensation	-	-	87,677	-	-	87,677
Net loss	-	-	-	-	(999,403)	(999,403)
Balance as of March 31, 2022	8,406,451	$841	$120,899,785	$55,802	$(105,574,873)	$15,381,555
Issuance of common stock for directors’ fees	9,117	1	18,005	-	-	18,006
Issuance of restricted common stock to employees	1,250	-	-	-	-	-
Restricted stock forfeited	(1,250)	-	-	-	-	-
Issuance of common stock for Employee stock purchase plan	26,006	2	39,123	-	-	39,125
Share based compensation for employee stock plan	-	-	8,314	-	-	8,314
Foreign currency translation adjustment	-	-	-	(165,883)	-	(165,883)
Share-based compensation	-	-	57,379	-	-	57,379
Net loss	-	-	-	-	(1,718,957)	(1,718,957)
Balance as of June 30, 2022	8,441,574	$844	$121,022,606	$(110,081)	$(107,293,830)	$13,619,539
Issuance of common stock for directors’ fees	8,547	1	18,008	-	-	18,009
Issuance of restricted common stock to employees	2,500	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	(119,269)	-	(119,269)
Share-based compensation	-	-	82,738	-	-	82,738
Net loss	-	-	-	-	(2,402,509)	(2,402,509)
Balance as of September 30, 2022	8,452,621	$845	$121,123,352	$(229,350)	$(109,696,339)	$11,198,508

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,349,023)	$(5,120,869)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	38,213	33,813
Amortization of intangible assets	217,978	216,806
Amortization of capitalized contract costs	126,057	80,019
Operating leases right-of-use assets	146,890	87,903
Reserve for Investment – debt security	-	190,000
Allowance for note receivable		40,000
Share and warrant-based compensation for employees and consultants	163,584	236,108
Stock based directors’ fees	39,006	58,035
Change in fair value of convertible note	(264,706)	-
Deferred income tax benefit	(20,000)	-
Bad debts	150,000	130,111
Change in assets and liabilities:
Accounts receivable	(1,334,989)	(264,635)
Due from factor	(13,072)	-
Capitalized contract costs	(107,336)	(120,968)
Inventory	145,156	47,993
Resalable software license rights	-	7,466
Prepaid expenses and other	(51,831)	(120,977)
Accounts payable	488,416	239,227
Accrued liabilities	327,131	(6,882)
Income taxes payable	62,811	-
Deferred revenue	128,253	43,351
Operating lease liabilities	(154,460)	(104,904)
Net cash used for operating activities	(2,261,922)	(4,328,403)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Swivel Secure, net of cash acquired of $729,905	-	(543,578)
Receipt of cash from note receivable	-	9,000
Capital expenditures	-	(31,066)
Net cash used for investing activities	-	(565,644)
CASH FLOW FROM FINANCING ACTIVITIES:
Deferred offering costs	(25,434)	-
Receipt of cash from Employee stock purchase plan	13,934	39,125
Repayment of government loan	(113,885)	-
Net cash provided by (used in) financing activities	(125,385)	39,125

Effect of exchange rate changes	58,871	(124,507)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,328,436)	(4,979,429)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,635,522	7,754,046
CASH AND CASH EQUIVALENTS, END OF PERIOD	$307,086	$2,774,617

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2023	2022

Cash paid for:
Interest	$159,379	$3,661

Noncash investing and financing activities
Accounts receivable acquired from Swivel Secure	$-	$702,886
Equipment acquired from Swivel Secure	$-	$65,640
Other assets acquired from Swivel Secure	$-	$20,708
Intangible assets acquired from Swivel Secure	$-	$762,860
Goodwill resulting from the acquisition from Swivel Secure	$-	$1,067,372
Accounts payable and accrued expenses acquired from Swivel Secure	$-	$431,884
Government loan acquired from Swivel Secure	$-	$544,000
Common stock issued for acquisition of Swivel Secure	$-	$600,004
Operating lease right-of-use asset and liability for new lease	$-	$105,893

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 (Unaudited)

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

As of the date of this report, the Company does not have enough cash for twelve months of operations. The history of significant losses, the negative cash flow from operations, the limited cash resources on hand and the dependence by the Company on its ability to obtain additional financing to fund its operations after the current cash resources are exhausted raises substantial doubt about the Company's ability to continue as a going concern. In recent periods, the Company has reduced its marketing, research and development, and rent expenses. In addition, the Company has purchased inventory for projects in Nigeria, which have been delayed in deployment, and is currently exploring other markets and opportunities to sell or return the product to generate additional cash.

3.	REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three month periods ended September 30, 2023 and September 30, 2022:

	North				September 30,
	America	Africa	EMESA*	Asia	2023

Services	$294,581	$26,009	$267,303	$-	$587,893
License fees	426,059	-	523,956	-	950,015
Hardware	48,057	-	231,143	-	279,200
Total Revenues	$768,697	$26,009	$1,022,402	$-	$1,817,108

	North				September 30,
	America	Africa	EMESA*	Asia	2022

Services	$280,192	$22,677	$69,087	$-	$371,956
License fees	468,090	-	450,170	-	918,260
Hardware	48,226	13,800	11,412	9,895	83,333
Total Revenues	$796,508	$36,477	$530,669	$9,895	$1,373,549

The following table summarizes revenue from contracts with customers for the nine month periods ended September 30, 2023 and September 30, 2022:

	North				September 30,
	America	Africa	EMESA*	Asia	2023

Services	$840,045	$75,806	$812,654	$12,375	$1,740,880
License fees	1,614,971	552,630	2,426,090	70,650	4,664,341
Hardware	134,390	-	278,293	11,900	424,583
Total Revenues	$2,589,406	$628,436	$3,517,037	$94,925	$6,829,804

	North				September 30,
	America	Africa	EMESA*	Asia	2022

Services	$936,910	$60,629	$205,274	$53	$1,202,866
License fees	1,436,704	517,161	1,507,051	79,676	3,540,592
Hardware	323,338	25,833	18,342	150,864	518,377
Total Revenues	$2,696,952	$603,623	$1,730,667	$230,593	$5,261,835

*EMESA – Europe, Middle East, South America

Deferred Revenue

Deferred revenue includes customer advances and amounts that have been paid by customer for which the contractual maintenance terms have not yet occurred. The majority of these amounts are related to maintenance contracts for which the revenue is recognized ratably over the applicable term, which generally is 12-60 months. Contracts greater than 12 months are segregated as long term deferred revenue. Maintenance contracts include provisions for unspecified when-and-if available product updates and customer telephone support services. At September 30, 2023 and December 31, 2022, amounts in deferred revenue were approximately $642,000 and $515,000, respectively. Revenue recognized during the three and nine-months ended September 30, 2023 from amounts included in deferred revenue at the beginning of the period was approximately $67,000 and $402,000, respectively. Revenue recognized during the three and nine-months ended September 30, 2022 from amounts included in deferred revenue at the beginning of the period was approximately $62,000 and $448,000, respectively. The Company did not recognize any revenue from performance obligations satisfied in prior periods.

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

Accounts receivable at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022

Accounts receivable	$3,423,003	$2,096,569
Allowance for credit losses	(623,785)	(573,785)
Accounts receivable, net of allowances for credit losses	$2,799,218	$1,522,784

Bad debt expenses are recorded in selling, general, and administrative expense.

5.	SHARE BASED COMPENSATION

The following table presents share-based compensation expenses included in the Company’s unaudited condensed interim consolidated statements of operations:

	Three Months Ended September 30,
	2023	2022

Selling, general and administrative	$56,414	$66,152
Research, development and engineering	15,406	17,547
	$71,820	$83,699

	Nine Months Ended September 30,
	2023	2022

Selling, general and administrative	$171,833	$158,578
Research, development and engineering	48,758	34,818
	$220,591	$193,396

6.	INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or realizable value. The Company periodically evaluates inventory items and establishes reserves for obsolescence accordingly. The Company also reserves for excess quantities, slow moving goods, and for other impairment of value based upon assumptions of future demand and market conditions. The $400,000 reserve on inventory is due to slow moving inventory purchased for projects in Nigeria. The Company is exploring other markets and opportunities to sell or return the product. Inventory is comprised of the following as of:

	September 30,	December 31,
	2023	2022

Finished goods	$4,619,487	$4,764,643
Fabricated assemblies	69,726	69,726
Reserve on finished goods	(400,000)	(400,000)
Total inventory	$4,289,213	$4,434,369

7.	COMMITMENTS AND CONTINGENCIES

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

Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2023, the Company was not a party to any pending lawsuits.

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

	3 Months ended	3 Months ended
	September 30,	September 30,
	2023	2022

Lease cost
Total lease cost	$ 34,145	$ 63,973

	9 Months ended	9 Months ended
	September 30,	September 30,
	2023	2022

Lease cost
Total lease cost	$145,828	$163,401

	September 30,	December 31,
Balance sheet information	2023	2022
Operating right-of-use assets	$50,465	$197,355

Operating lease liabilities, current portion	$51,746	$159,665
Operating lease liabilities, non-current portion	-	37,829
Total operating lease liabilities	$51,746	$197,494

Weighted average remaining lease term (in years) – operating leases	0.93	0.96
Weighted average discount rate – operating leases	5.50%	5.50%

Cash paid for amounts included in the measurement of operating lease liabilities for the nine months ended September 30, 2023 and 2022:	$197,946	$144,985

Maturities of operating lease liabilities were as follows as of September 30, 2023:

2023 (3 months remaining)	$14,553
2024	38,808
Total future lease payments	$53,361
Less: imputed interest	(1,615)
Total	$51,746

9.	CONVERTIBLE NOTE PAYABLE

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

As of September 30, 2023 and December 31, 2022, the Note with principal balance of $2,200,000, at fair value, was recorded at $2,331,497 and $2,596,203, respectively. See note 16.

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

The following table sets forth options and warrants which were excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Stock options	166,234	203,257	166,234	203,257
Warrants	4,864,150	4,672,025	4,872,025	4,672,025
Total	5,030,384	4,875,282	5,038,259	4,875,282

11.	STOCKHOLDERS’ EQUITY

Issuances of Common Stock

During the nine-month periods ended September 30, 2023, there have not been any shares of common stock issued to anyone outside the Company.

On June 18, 2021, the stockholders approved the Employee Stock Purchase Plan. Under the terms of this plan, 789,000 shares of common stock are reserved for issuance to employees and officers of the Company at a purchase price equal to 85% of the lower of the closing price of the common stock on the first day or the last day of the offering period as reported on the Nasdaq Capital Market. Eligible employees are granted an option to purchase shares under the plan funded by payroll deductions. The Board may suspend or terminate the plan at any time, otherwise the plan expires June 17, 2031. On September 30, 2023, 28,020 shares were issued to employees which resulted in a $3,563 non-cash compensation expense for the Company. On September 30, 2022, 26,006 shares were issued to employees which resulted in a $8,314 non-cash compensation expense for the Company.

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

During the nine-month periods ended September 30, 2023 and 2022, the Company issued 295,275 and 275,000 shares of restricted common stock, respectively, to certain employees and directors. These shares vest in equal annual installments over a three-year period from the date of grant and had a fair value on the date of issuance of $170,974 and $592,075, respectively.

During the nine-month periods ended September 30, 2023 and 2022, 67,542 and 1,250 shares of restricted common stock were forfeited, respectively.

Restricted stock compensation for the three-month periods ended September 30, 2023 and 2022, was $50,422 and $65,836, respectively.

Restricted stock compensation for the nine-month periods ended September 30, 2023 and 2022, was $164,259 and $156,880, respectively.

Issuances to Directors

During the three and nine-month periods ended September 30, 2023, the Company issued 16,874 and 55,4128 shares of common stock to its directors in lieu of payment of board and committee fees valued at $11,002 and $39,006, respectively.

During the three and nine-month periods ended September 30, 2022, the Company issued 8,547 and 27,046 shares of common stock to its directors in lieu of payment of board and committee fees valued at $18,009 and $58,035, respectively.

Employees’ exercise options

During the three and nine-month periods ended September 30, 2023 and 2022, no employee stock options were exercised.

3. Warrants

There were no warrants issued during the three and nine-month periods ended September 30, 2023 and 2022.  Subsequently, warrants were issued October 31, 2023 as part of the units' issue in the public offering.

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

The following tables summarize the Note measured at fair value at September 30, 2023 and December 31, 2022:

September 30, 2023	Total	Level 1	Level 2	Level 3

Convertible note at fair value	$2,331,497	$-	$-	$2,331,497

December 31, 2022	Total	Level 1	Level 2	Level 3

Convertible note at fair value	$2,596,203	$-	$-	$2,596,203

The Company estimated the fair value of the convertible note using a probability-weighted discounted cash flow model with the following assumptions and significant terms of the Note at both September 30, 2023 and December 31, 2022:

1.	Face amount - $2,200,000

2.	Nominal interest rate – 14.03% at September 30, 2023 and 10% at December 31, 2022

3.	Default interest rate – 18%

4.	Increase in principal upon a default – 30%

5.	Present value discount rate – 14.03% at September 30, 2023, and 15.18% at December 31, 2022

6.	Likelihood of default – estimated to be between 50% at the extended maturity date

The following table shows the changes in fair value measurements for the convertible note using significant unobservable inputs (Level 3) during the three months ended September 30, 2023:

Beginning balance	$2,596,203
Purchases and issuances	-
Change in fair value for the three months ended March 31, 2023	(141,991)
Balance at March 31, 2023	$2,454,212
Change in fair value for the three months ended June 30, 2023	44,568
Balance at June 30, 2023	$2,498,780
Change in fair value for the three months ended September 30, 2023	(167,283)
Ending balance at September 30, 2023	$2,331,497

14.	MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

During each of the three month periods ended September 30, 2023, and 2022, two customers accounted for 33% and one customer accounted for 16% of the revenue, respectively. For the nine month periods ended September 30, 2023, and 2022, two customers accounted for 23% and one customer accounted for 11% of revenue, respectively.

Three customers accounted for 77% of current accounts receivable at September 30, 2023. At December 31, 2022, one customer accounted for 35% of current accounts receivable.

15.	INCOME TAXES

United States, Hong Kong and Nigeria

The Company recorded no income tax expense for the three and nine months ended September 30, 2023 and 2022 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of September 30, 2023 and December 31, 2022, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

Spain

The provision for income taxes amounted to $142,811.  Current income taxes totaled $162,811 and deferred tax benefit totaled $20,000.  The deferred tax liability presented on the condensed consolidated balance sheet relates to intangible assets from the acquisition of Swivel Secure.

16	SUBSEQUENT EVENTS

On October 30, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors in connection with a public offering of the Company’s securities (the “Offering”). At the closing of Offering on October 31, 2023, the Company issued and sold 21,430,000 units (the “Units”), consisting of 4,230,000 share of common stock, par value $0.0001 per share (the “Common Stock”), 17,200,000 pre-funded warrants to purchase shares of Common Stock (the “Pre-Funded Warrants”), and 21,430,000 warrants to purchase share of Common Stock (the “Common Warrants” and, together with the Pre-Funded Warrants, the “Warrants”). Each Unit was sold at a public offering price of $0.175. The Common Warrants are immediately exercisable at an exercise price of $0.175 per share and expire on the five-year anniversary of the date of issuance. The Pre-Funded Warrants are immediately exercisable at an exercise price of $0.001 per share. The Offering was made pursuant to the Company’s Registration Statement on Form S-1. The net proceeds from the offering were approximately $3.3 million, after deducting the placement agent fees and offering expenses. The Company used $1,400,000 of the net proceeds to partially repay outstanding indebtedness due under the Note and the balance is being used for general corporate and working capital purposes.

The Company is not currently in compliance with the continued listing requirement of the Nasdaq Stock Market to maintain a minimum bid price of $1.00 per share.  If the Company does not regain compliance by January 8, 2024, it will be subject to immediate delisting from Nasdaq. On November 14, 2023, the Company filed a Preliminary Proxy Statement with the SEC to solicit stockholder approval of a reverse stock split in an effort to regain compliance with the minimum bid requirement.  The Preliminary Proxy Statement also seeks stockholder approval of the BIO-key International, Inc. 2023 Stock Incentive Plan.

The Company has reviewed subsequent events through the date of this filing.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “should,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. These statements are not guarantees of future performance or events and are subject to risks and uncertainties that may cause actual results to differ materially from those included within or implied by such forward-looking statements. These risks and uncertainties include, without limitation, our history of losses and limited revenue; our ability to raise additional capital to satisfy debt repayment obligations and working capital needs; our ability to continue as a going concern; our ability to protect our intellectual property; changes in business conditions; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; security breaches; competition in the biometric technology and identity access management industries; market acceptance of biometric products generally and our products under development; our ability to convert sales opportunities to customer contracts; our ability to expand into Asia, Africa and other foreign markets; our ability to integrate the operations and personnel of Swivel Secure into our business; fluctuations in foreign currency and exchange rates; the duration and extent of continued hostilities in Ukraine and its impact on our European customers; delays in the development of products, statements of assumption underlying any of the foregoing, and numerous other matters of national, regional and global scale, including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and other filings with the Securities and Exchange Commission (“SEC”). These factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, may be significant, presently or in the future. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Overview

BIO-key International, Inc. (the “Company,” “BIO-key,” “we,” or “us”) is a leading identity and access management, or IAM, platform provider enabling secure work-from-anywhere for enterprise, education, and government customers. Our vision is to enable any organization to secure streamlined and passwordless workforce, employee, customer, student and citizen access to any online service, workstation, or mobile application, without a requirement to use tokens or phones. Our products include PortalGuard® and PortalGuard Identity-as-a-Service (IDaaS) enterprise IAM, AuthControl Sentry, AuthControl Enterprise, AuthControl MSP, WEB-key® biometric civil and large-scale ID infrastructure, and accessory hardware to provide a complete solution for our customers.

Millions of people use BIO-key multi-factor-authentication, or MFA, solutions every day to securely access a variety of cloud, mobile and web applications, on-premise and cloud-based servers from all of their devices. We go beyond passwordless to offer phone-less and token-less authentication methods. This critical differentiator is particularly effective for retail, call center, manufacturing, shop-floor, and healthcare environments which utilize roving workers and shared workstations. Unlike most digital identity solutions, BIO-key also plays a role in securing in-person identity. For example, a banking customer has enrolled over 22 million of its customers’ biometrics with BIO-key as part of their know your customer, or KYC process, and then uses BIO-key fingerprint technology each time their customers access bank services to ensure positive identification before transacting with them.

BIO-key PortalGuard and hosted PortalGuard IDaaS authentication platforms enable our customers to assure that only the right people can access the right systems by utilizing our world-class biometric capabilities, among 17 other available authentication methods. PortalGuard goes beyond traditional MFA solutions by allowing roving users to biometrically authenticate at any workstation without using their phones or tokens which addresses sizeable security gaps, including eliminating unauthorized account delegation, detecting duplicate users, and accommodating in-person identification.

Our customers use PortalGuard to manage and secure digital systems access by their employees, contractors and partners, which we call workforce identity. PortalGuard is also used to manage and secure the identities of an organization’s customers through integration of APIs we have developed and industry-standard federation standards, which we call customer identity. By using PortalGuard, our customers can securely collaborate with their supply chain and partners, and provide their customers with flexible, resilient user experiences online or in-person.

In 2022, we expanded our product offerings and customer base when we acquired Swivel Secure Europe, a Madrid, Spain based provider of IAM solutions. Swivel Secure Europe is the exclusive distributer of the AuthControl Sentry, AuthControl Enterprise, and AuthControl MSP product line in Europe, Africa and the Middle East, or EMEA, excluding the United Kingdom and Ireland. These solutions include PINsafe, a patented one-time-code extraction technology, helping enterprises manage the increasing data security risks posed by cloud services and “bring your own device” policies.

Large-scale customer and civil ID customers use our scalable biometric management platform and FBI-certified scanner hardware to manage enrollment, de-duplication and authentication for millions of users.

We sell our branded USB fingerprint and FIDO authentication hardware as accessories to our IAM platforms, so that customers can have a single vendor providing all components of their IAM solution. Our fingerprint biometric platform is certified by NIST and unique among fingerprint platforms in that it supports mixing and matching of different manufactures’ fingerprint scanners in a deployment. This provides our customers with the flexibility to select the right scanner for their specific use case, without mandating the use of a particular scanner.

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

Strategic Outlook

Historically, our largest market has been authentication within highly regulated industries such as government, financial services, and healthcare. With the adoption of MFA as a cybersecurity requirement, nearly all enterprises are beginning to adopt MFA for their user bases. Our ability to add value to or replace the first-generation MFA solutions deployed by these enterprises with our phone-less and token-less biometrics sets us apart from a crowded field of phone- and token-based MFA solutions. We believe that as enterprises experience the lifecycle costs associated with managing tokens and passwords, they will have an economic incentivize to consider adding BIO-key PortalGuard to their IAM solution. PortalGuard will allow them to continue to use their existing FIDO devices, while selectively augmenting their authentication options with tokenless and phoneless biometric choices.

We expect to grow our business within government services and highly-regulated industries in which we have historically had a strong presence including financial services, higher education, and healthcare.  We believe that continued heightened security and privacy requirements in these industries, and as colleges and universities continue operating in remote environments, we will generate increased demand for security solutions, including biometrics. In addition, we expect that the compatible, yet superior portable biometric user experience offered by our technology for Windows 10 users will accelerate the demand for our computer network log-on solutions and fingerprint readers.  Through value add-offerings via direct sales, resellers, and strategic partnerships with leading higher education platform providers, we will continue to grow our installed base.Through Swivel Secure Europe, we also expect to grow our business in EMEA.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED September 30, 2023 AS COMPARED TO September 30, 2022

Consolidated Results of Operations - Percent Trend

	Three Months Ended September 30,
	2023	2022
Revenues
Services	32%	27%
License fees	52%	67%
Hardware	16%	6%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	7%	12%
Cost of license fees	11%	13%
Cost of hardware	8%	4%
Total Cost of Goods Sold	26%	29%
Gross profit	74%	71%

Operating expenses
Selling, general and administrative	85%	183%
Research, development and engineering	31%	60%
Total Operating Expenses	116%	243%
Operating loss	-42%	-172%

Other expense	7%	-3%
Loss before provision for income tax	-35%	-175%
Provision for income tax	0%	0%
Net loss	-35%	-175%

Revenues and cost of goods sold

	Three Months Ended
	September 30,
	2023	2022	$ Change	% Change

Revenues
Service	$587,893	$371,956	$215,937	58%
License	950,015	918,260	31,755	3%
Hardware	279,200	83,333	195,867	235%
Total Revenue	$1,817,108	$1,373,549	$443,559	32%

	Three Months Ended
	September 30,
	2023	2022	$ Change	% Change
Cost of Goods Sold
Service	$125,039	$162,632	$(37,593)	-23%
License	203,891	173,310	30,581	18%
Hardware	147,674	57,841	89,833	155%
Total COGS	$476,604	$393,783	$82,821	21%

Revenues

For the three months ended September 30, 2023, and 2022, service revenues included approximately $297,000 and $304,000, respectively, of recurring maintenance and support revenue, and approximately $291,000 and $68,000 respectively, of non-recurring custom services revenue.  Recurring service revenue decreased $7,000 or 2% in 2023 which was due to the timing of certain quarter end renewals. Non-recurring custom services increased 326% due to additional new customer customizations and upgrades. As our customer base continues to grow, we expect the service revenue to increase in future periods.

For the three months ended September 30, 2023, license revenue increased $31,755 or 3% to $950,015 from $918,260 in the corresponding period in 2022. We increased both the variation and number of customers, including additional revenue from Swivel Secure customers and customers in the higher education market.

For the three months ended  September 30, 2023, hardware sales increased 235% to $279,200 from $83,333 in the corresponding period in  2022. The increase was due largely to add-on orders from an existing customer in  2023, compared to reduced new hardware deployments in  2022
.

Costs of goods sold

For the three months ended September 30, 2023, cost of service decreased approximately $38,000 or 23% to $125,039 from $162,632 in the three months ended September 30, 2022, due to reduced costs to support the PortalGuard and new Swivel Secure deployments. For the three months ended September 30, 2023, license fees increased to $203,891 from $173,310 in the three months ended September 30, 2022, due largely to an increase in license fees for third-party software included in our Swivel Secure offerings. For the three months ended September 30, 2023, hardware costs increased to $147,674 from $57,841 in the three months ended September 30, 2022, related to costs associated with increased hardware revenue.

Selling, general and administrative

	Three Months Ended
	September 30,
	2023	2022	$ Change	% Change

Selling, general and administrative	$1,547,376	$2,510,706	$(963,330)	-38%

Selling, general and administrative expenses for the three months ended September 30, 2023, decreased 38% from the corresponding period in 2022. The decreases included reductions in administration, sales and marketing personnel costs and marketing shows and expenses.

Research, development and engineering

	Three Months Ended
	September 30,
	2023	2022	$ Change	% Change

Research, development, and engineering	$558,686	$829,506	$(270,820)	-33%

For the three months ended September 30, 2023, research, development, and engineering costs decreased 33% to $558,686 as compared to $829,506 in the corresponding period in 2022. The decrease consisted primarily of reductions in personnel costs and reductions in outside services related to the development of our MobileAuth application which we completed in 2022.

Other income (expense)

	Three Months Ended
	September 30,
	2023	2022	$ Change	% Change

Interest income	$5,917	$8	$5,909	73863%
Investment-debt security reserve	-	(40,000)	40,000	100%
Change in fair value of convertible note	167,283	-	167,283	100%
Interest expense	(45,655)	(2,071)	(43,584)	-2104%
Other income (expense)	$127,545	$(42,063)	$169,608	403%

Other income (expense) for the three months ended  September 30, 2023 consisted of interest income of $5,917, interest expense of $45,655 on the secured note payable and the government loan through the BBVA bank net of interest and change in fair value of $167,283 on the convertible note payable. Other income(expense) for the three months ended  September 30, 2022 consisted of interest income of $8, a reserve on the investment-debt security as adjustment for collections in the amount of $40,000, and interest expense of $2,071 on the government loan through the BBVA bank.

	Three Months Ended
	September 30,
	2023	2022	$ Change	% Change

Provision for income tax	$189	$-	$189	-100%

The provision for income taxes for the three months ended September 30, 2023 consisted of current income taxes of $6,811 for our Swivel Secure subsidiary, and deferred tax benefit of $7,000 relating to intangible assets from the acquisition of Swivel Secure.

nine months ended September 30, 2023 AS COMPARED TO September 30, 2022

Consolidated Results of Operations -Percent Trend

	Nine Months Ended September 30,
	2023	2022
Revenues
Services	25%	23%
License fees	68%	67%
Hardware	7%	10%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	9%	11%
Cost of license fees	15%	11%
Cost of hardware	4%	6%
Total Cost of Goods Sold	28%	28%
Gross profit	72%	72%

Operating expenses
Selling, general and administrative	79%	120%
Research, development and engineering	26%	46%
Total Operating Expenses	105%	166%
Operating loss	-33%	-94%

Other expense	1%	-4%
Loss before provision for income tax	-32%	-97%
Provision for income tax	-2%	0%

Net loss	-34%	-97%

Revenues and cost of goods sold

	Nine Months Ended
	September 30,
	2023	2022	$ Change	% Change
Revenues
Service	$1,740,880	$1,202,866	$538,014	45%
License	4,664,341	3,540,592	1,123,749	32%
Hardware	424,583	518,377	(93,794)	-18%
Total Revenue	$6,829,804	$5,261,835	$1,567,969	30%

Cost of Goods Sold
Service	639,996	554,222	85,774	15%
License	1,022,919	604,677	418,242	69%
Hardware	240,074	296,278	(56,204)	-19%
Total COGS	$1,902,989	$1,455,177	$447,812	31%

Revenues

For the nine months ended September 30, 2023, and 2022, service revenues included approximately $899,000 and $944,000, respectively, of recurring maintenance and support revenue, and approximately $842,000 and $259,000, respectively, of non-recurring custom services revenue.  Recurring service revenue decreased 5% in the first nine months of 2023 due to the timing of certain quarter end renewals. Non-recurring custom services revenue increased 225% in the first nine months of 2023 due largely to the additional service revenue from Swivel Secure customers during the entire period in 2023. As our customer base continues to grow, we expect the service revenue to increase in future periods.

For the nine months ended September 30, 2023, license revenue increased 32% to $4,664,341 from $3,540,592 in the corresponding period in 2022. We increased both the variation and number of customers, including additional revenue from the Swivel Secure customers, and customers in the higher education market.

Hardware sales decreased $93,794 during the nine months ended September 30, 2023, to $424,583 from $518,377 in the nine months ended September 30, 2022. The decrease was attributable largely to the absence of any new large deployments in 2023, as compared a large order for our Pocket 10 product from a new customer in 2022.

Costs of goods sold

For the nine months ended September 30, 2023, cost of service increased $85,774 or 46% from $554,222 in the nine months ended September 30, 2022, due to the increased costs to support the new Swivel Secure deployments. For the nine months ended September 30, 2023, license fees increased to $1,022,919 from $604,677 in the nine months ended September 30, 2022, due largely to an increase in revenue and third-party software for the Swivel Secure licenses. For the nine months ended September 30, 2023, hardware costs decreased to $240,074 from $296,278 during the nine months ended September 30, 2022, corresponding to decreased hardware revenue.

Selling, general and administrative

	Nine Months Ended
	September 30,
	2023	2022	$ Change	% Change

Selling, general and administrative	$5,422,272	$6,315,277	$(893,005)	-14%

Selling, general and administrative expenses for the nine months ended September 30, 2023, decreased 14% from the corresponding period in 2022. The decreases included reductions in administration, sales and marketing personnel costs and marketing shows and expenses.

Research, development and engineering

	Nine Months Ended
	September 30,
	2023	2022	$ Change	% Change

Research, development and engineering	$1,807,026	$2,418,855	$(611,829)	-25%

For the nine months ended September 30, 2023, research, development and engineering costs decreased 25% from $2,418,855 to $1,807,026. The decrease consisted primarily of reductions in personnel costs and in outside services related to the development of our MobileAuth application which was completed in 2022.

Other income (expense)

	Nine Months Ended
	September 30,
	2023	2022	$ Change	% Change

Interest income	$5,944	$216	$5,728	2652%
Loss on foreign currency transactions	(15,000)	-	(15,000)	-100%
Investment-debt security reserve	-	(190,000)	190,000	100%
Change in fair value of convertible note	264,706	-	264,706	-100%
Interest expense	(159,379)	(3,611)	(155,768)	-4314%
Other income (expense)	$96,271	$(193,395)	$289,666	150%

Other income (expense) for the nine  month period ended September 30, 2023 consisted of interest income of $5,944, a loss on foreign currency of $15,000, a change in fair value of $264,706 on the convertible note payable, and interest expense of $159,379 on the secured note payable and the government loan through the BBVA bank. Other income (expense) for the nine months ended September 30, 2022 consisted of interest income of $216, a reserve on the investment-debt security as adjustment for collections of such security of $190,000, and interest expense of $3,611 on the government loan through the BBVA bank.

Provision for income tax

	Nine Months Ended
	September 30,
	2023	2022	$ Change	% Change

Provision for income tax	$(142,811)	$-	$(142,811)	-100%

The provision for income taxes for the six months ended September 30, 2023 consisted of current income taxes of $162,811 for our Swivel Secure subsidiary, and deferred tax benefit of $20,000 relating to intangible assets from the acquisition of Swivel Secure.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating activities overview

Net cash used by operations during the nine months ended September 30, 2023 was $2,326,417. Items of note included:

●	Net positive cash flows related to adjustments for non-cash expenses of approximately $622,000.

●	Net positive cash flows related to inventory, accounts payable, accrued liabilities, income tax payable and deferred revenue of approximately $1,080,000.

●	Negative cash flows related to changes in accounts receivable, due from factor and prepaid expenses of approximately $1,730,000, due to working capital management.

Financing activities overview

Net cash used for financing during the nine months ended September 30, 2023 was $125,386 for repayment of the government loan through the BBVA bank and $25,434 for deferred offering costs. Net cash received from financing during the nine months ended September 30, 2023  was $13,934 of proceeds from sales of common stock under the employee stock purchase plan.

Investing activities overview

There were no investing activities during the nine months ended September 30, 2023.

Liquidity and Capital Resources

Since our inception, our capital needs have been met through proceeds from the sale of equity and debt securities, and revenue. We expect capital expenditures to be less than $100,000 during the next twelve months.

The following sets forth our investment sources of capital during the previous two years:

On October 30, 2023, we completed a public offering of units consisting of shares of common stock, pre-funded warrants to purchase shares of common stock, and warrants to purchase share of common stock.  Each Unit was sold at a public offering price of $0.175. resulting in net proceeds of $3.3 million, after deducting the placement agent fees and offering expenses.

In December 2022, we entered into and closed a securities purchase agreement (the “Purchase Agreement”) with AJB Capital Investments, LLC under which we issued a $2,200,000 principal amount senior secured promissory note (the “Note”). The principal amount of the Note was due six months following the date of issuance, subject to one six-month extension. We elected to extend the maturity date of the note to December 22, 2023. Interest under the Note accrued at a rate of 10% per annum, payable monthly through month six and currently accrues at the rate of 12% per annum in months seven through twelve, payable monthly. The Note is secured by a lien on substantially all of our assets and properties and can be prepaid in whole or in part without penalty at any time. We recently prepaid $1,400,000 of the principal amount due under the Note from the proceeds of the public offering.

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

Liquidity outlook

At September 30, 2023, our total cash and cash equivalents were $307,086, as compared to $2,635,522 at December 31, 2022.  At September 30, 2023, we had working capital of approximately $1,792,000.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We currently require approximately $710,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation.  During for the first nine months of 2023, we generated $6,829,804 of revenue, which did not generate enough cash to fully fund our average monthly requirements. We expect that Swivel Secure will generate positive cash flow in 2023. We also have approximately $3.8 million of inventory purchased for projects in Nigeria. We are exploring other markets and opportunities to sell or return the product to generate additional cash.

If we are unable to generate sufficient revenue to fund current operations and execute our business plan, we may need to obtain additional third-party financing. The approximate $800,000 outstanding balance of the Note is due on December 22, 2023.  Unless we generate sufficient positive cash flow from operations or liquidation of existing inventory, we expect that we will need to obtain additional financing during the next twelve months to repay our outstanding secured note and support operations.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As reported in our 10-K for the year ended December 31, 2022, in connection with the audit of our financial statements as of and for the year ended December 31, 2022, our management identified a material weakness relating to the effectiveness of management’s review and controls over the income tax provision in our financial footnotes, such that management’s review procedures were not operating at a level of precision to prevent or detect a potential material misstatement in our consolidated financial statements. We have also identified a lack of control over our foreign subsidiaries with respect to the filing of required tax returns on a timely basis. We are continuing to assess the actions that need to be taken to remedy each of these material weaknesses. Each of the material weaknesses noted will only be deemed to have been remediated after the new controls and procedures have been in place for a sufficient period and management has concluded through appropriate testing that the controls are operating effectively. We are in the process of implementing new controls designed to remediate the aforementioned material weaknesses. These efforts have included engaging a consultant to review income tax transactions for appropriate accounting treatment and assist with the preparation of financial statements.

Changes in Internal Control Over Financial Reporting

Other than the forgoing described above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BIO-Key International, Inc.

Dated: November 20, 2023	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer
(Principal Executive Officer)

Dated: November 20, 2023	/s/ Cecilia C. Welch
Cecilia C. Welch
Chief Financial Officer
(Principal Financial Officer)