Form 10-K
period 2023-12-31
BIO KEY INTERNATIONAL INC
filed 2024-06-05
CIK 1019034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___ TO ___

COMMISSION FILE NUMBER: 1-13463

BIO-KEY INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	41-1741861
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

101 CRAWFORDS CORNER ROAD, SUITE 4116, HOLMDEL, NJ 07753

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

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was $6,303,798 based upon the closing price for shares of the registrant’s post-split common stock of $13.50 as reported by the Nasdaq Stock Market on that date.

As of June 4, 2024 the registrant had 1,814,228 shares of common stock outstanding.

EXPLANATORY NOTE

BIO-key International, Inc., and its consolidated subsidiaries (the “Company”, “we” or “us”) is filing this comprehensive annual report on Form 10-K for the fiscal year ended December 31, 2023 (the “Comprehensive Form 10-K”). This Comprehensive Form 10-K contains our audited financial statements for the fiscal year ended December 31, 2023 and 2022 as well as restatement of the following previously filed periods: (i) our unaudited consolidated financial statements covering the quarterly reporting periods during fiscal year 2023, consisting of the quarters ended March 31, 2023, June 30, 2023, and September 30, 2023.

Restatement Background

As previously disclosed, on April 16, 2024, the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company determined, after consultation with the Company’s management and its independent auditors, that the Company made certain errors in the manner in which it recognized revenue generated by its European subsidiary, Swivel Secure Europe, SA, in the first quarter of 2023. In addition, certain allowances for accounts receivable and certain reserves for inventory were understated. As a result, the Company concluded that its previously issued consolidated financial statements for the three months ended March 31, 2023, the three and six months ended June 30, 2023, and the three and nine months ended September 30, 2023 included in the Company’s previously filed Quarterly Reports on Form 10-Q for such periods (collectively, the “Restatement Periods”) should be restated to correct historical errors related principally to the of recognition of the Company’s revenues, allowances for accounts receivable, and certain reserves for inventory.

The need for the restatement arose out of the results of certain financial analysis the Company performed in the course of preparing its fiscal year-end 2023 consolidated financial statements. In the course of the audit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2023, the Company determined that certain errors were made which require the restatement of the Company’s previously issued financial statements for the Restatement Periods. These errors resulted in the overstatement of accounts receivable and revenue, understatements in certain allowances for accounts receivable and certain reserves for inventory, and an understatement of net loss and an overstatement of total stockholders’ equity which errors may also impact other amounts included in the financial statements for the Restatement Periods. The Company principally attributes the errors to a material weakness in internal controls over the recording and processing of revenues, allowances for accounts receivable, and certain reserves for inventory, which the Company is working to remediate in fiscal year 2024.

Items Restated in this Form 10-K

This Form 10-K for the fiscal year ended December 31, 2023 includes the restatement of consolidated financial statements for the quarterly and year-to-date periods in fiscal year which are disclosed in Note U to the consolidated financial statements. Other sections impacted are: Part I, Item 1A. Risk Factors; and Part II, Item 9A. Controls and Procedures.

The Company has not filed, and does not intend to file, amendments to the previously filed Quarterly Reports on Form 10-Q for any of the quarters for the year ended December 31, 2023. Accordingly, investors should rely only on the financial information and other disclosures regarding the Restatement Periods in this Form 10-K or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases, or similar communications relating to these periods.

See Note U to the consolidated financial statements, included in Part II, Item 8 of this Form 10-K, for additional information on the restatement and the related consolidated financial statement effects.

PRIVATE SECURITIES LITIGATION REFORM ACT

All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “should,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. These statements are not guarantees of future performance or events and are subject to risks and uncertainties that may cause actual results to differ materially from those included within or implied by such forward-looking statements. These risks and uncertainties include, without limitation, our history of losses and limited revenue; our ability to raise additional capital; our ability to protect our intellectual property; changes in business conditions; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; security breaches; competition in the biometric technology and identity access management industries; market acceptance of biometric products generally and our products under development; our ability to convert sales opportunities to customer contracts; our ability to expand into Asia, Africa and other foreign markets; our ability to integrate the operations and personnel of Swivel Secure into our business; fluctuations in foreign currency exchange rates; the duration and extent of continued hostilities in Ukraine and its impact on our European customers; delays in the development of products, the commercial, reputational and regulatory risks to our business that may arise as a consequence of our need to restate our financial statements, including any consequences of non-compliance with Securities and Exchange Commission (“SEC”) and Nasdaq periodic reporting requirements; our temporary loss of the use of a Registration Statement on Form S-3 to register securities in the future; any disruption to our business that may occur on a longer-term basis should we be unable to remediate during fiscal year 2024 certain material weaknesses in our internal controls over financial reporting, the nature and amount of adjustments that may be required from our preliminary estimates of our results of operations for the first quarter of 2024, as the results may vary from the narrative included in prior reports filed with the SEC, and such variance may be material, statements of assumption underlying any of the foregoing, and numerous other matters of national, regional and global scale, including those set forth under the caption “Risk Factors” in Item 1A of this Annual Report and other filings with the Securities and Exchange Commission (“SEC”). These factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, may be significant, presently or in the future. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

BIO-key PortalGuard empowers organizations to maximize the power of cloud, mobile and web technologies by securing users’ identities and connecting them with the applications they rely on, while keeping cyber-intruders and unauthorized delegates (proxy users) out. Competing MFA solutions require a phone or token for every user authentication use case, but this is expensive and ineffective for workforce users who cannot use a phone in their workplace, who rove among workstations or share kiosks for access to information systems. BIO-key’s exclusive Identity-Bound Biometrics (IBB) authentication methods address this by making biometric identification based available at any end point device, making the user, not their phone or a token, their own credential.

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

We designed BIO-key PortalGuard IDaaS and WEB-key to provide organizations an integrated approach to managing and securing all of their identities using the technologies they already use while providing capacity for future needs through the strategic use of biometrics to limit vulnerability and contain authentication costs.  Our platform allows users to authenticate their customers, employees, contractors, and partners. It enables any user to connect to any device, cloud or application, all with a simple, customizable, intuitive and consumer-friendly user experience.  We utilize server-secured Identity-Bound Biometrics to support roving users without requiring them to carry their phone or a token. As of December 31, 2023, more than 600 customers across multiple industries use BIO-key to secure and manage access for users around the world.

Development of Business

BIO-key was founded in 1993 to develop and market advanced fingerprint biometric technology and related security software solutions. First incorporated as BBG Engineering, the company was renamed SAC Technologies in 1994 and renamed BIO-key International, Inc. in 2002. Our principal executive office is located at 101 Crawfords Corner Road, Suite 4116, Holmdel, NJ, 07733.

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

Fingerprint Readers

Our series of compact fingerprint readers, we find commercial companies use SidePass®, SideSwipe® or EcoID II® to replace their Windows passwords and enable Windows Hello for Business without replacing or upgrading laptops or tablets.

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

●

International law enforcement applications where we are viewed as a global leader in the biometric technology and serve customers such as the Israeli Defense Force and the Singapore Police departments.

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

Partner Model	In 2023, we continued to grow our Channel Alliance Partner program (CAP) focused on partnering with select value added resellers, integrators, and distributors.

Microsoft Partnership	We are a Microsoft Partner and our line of compact fingerprint scanners has been tested and qualified by Microsoft to support Windows Hello and Windows Hello for Business.

Hardware

Hardware products generated 15% and 9% of our revenue in 2023 and 2022, respectively. EcoID II® has emerged as our most popular scanner for enterprise deployments. For customers that require the highest level of security, PIV-Pro is a FIPS compliant fingerprint scanner, suitable for highly regulated industries and organizations that want a best-in-class solution.

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

Marketing and Distribution

We sell our products directly through our field and inside sales teams, as well as indirectly through our network of channel partners. Through our Channel Alliance Program, we have partnered with more than 85 resellers, system integrators and other distribution partners.  We are committed to continue to aggressively grow this program in 2024.

We partner with leading application, managed service and infrastructure vendors, such as Intelisys, Insight, NGEN, Amazon Web Services, Pathify (formerly UCROO Campus), Software House International (SHI), BlueAlly, Atlassian, and ProCirrus.

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

Trademarks

We have registered our trademarks “BIO-key”, “True User Identification”, “Intelligent Image Indexing”, “WEB-key”, “SideSwipe”, “SidePass”, “EcoID”, “PistolStar®”, “PortalGuard”, “MobileAuth”, “PASSIVEKEY®” and “PISTOLSTAR®” with the U.S. Patent & Trademark Office, as well as many foreign countries, protecting the names of our companies and our key technology offerings.

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

During the years ended December 31, 2023 and 2022, we incurred expenses of $2,394,926 and $3,252,236, respectively, for research and development.

In future periods our R&D efforts will remain focused on updating and advancing our core software products including PortalGuard and PortalGuard IDaaS, MobileAuth, WEB-key and VST. These products are critical to support the anticipated growth in enterprise IAM.

Competition

The IAM, MFA and SSO market is characterized by multiple solution providers of solutions in either standalone or IAM suite delivery models. We believe that our unique differentiator in this market is the incorporation of an unparalleled server-secured biometric authentication capability among our seventeen authentication factors. There are numerous companies involved in the development, manufacturing and marketing of fingerprint biometrics products to commercial, government, law enforcement and prison markets. These companies include, but are not limited to, IDEMIA, Thales, NEC, Neurotechnology, and Innovatrics.

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

Human Capital Resources

As of the date of this report, we have forty-two employees consisting of forty-three individuals on a full-time basis and one part-time employee as follows: (i) nineteen in engineering, customer support, and research and development; (ii) ten in finance and administration; and (iii) thirteen in sales and marketing. We also have two factory contractors in China. None of our employees are represented by a labor union and we believe that our relationship with our employees is good.

ITEM 1A. RISK FACTORS

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements appearing just before the section captioned “BUSINESS” in Item 1 above.

BUSINESS AND FINANCIAL RISKS

        The restatement of our previously issued financial statements has been time-consuming and expensive and could expose us to additional risks that could materially adversely affect our financial position, results of operations and cash flows.

       As discussed in the Explanatory Note to this Annual Report and in Note U, Quarterly Financial Data (Unaudited and Restated), to the consolidated financial statements included in this Annual Report, we are restating our previously issued financial statements for our unaudited consolidated financial statements covering the quarterly reporting periods during fiscal year 2023, consisting of the quarters ended March 31, 2023, June 30, 2023 and September 30, 2023 (the "Restatement Periods"). These restatements, and the remediation efforts we have undertaken and are continuing to undertake, have been time-consuming and expensive and could expose us to a number of additional risks that could materially adversely affect our financial position, results of operations and cash flows. To the extent these steps are not successful, we could be forced to incur additional time and expense. Our management’s attention has also been diverted from the operation of our business in connection with the restatements and ongoing remediation of material weaknesses in our internal controls.

         We identified a material weakness in our internal control over financial reporting related to the recording and processing of revenue transactions. Such material weaknesses could materially and adversely affect our operations, financial condition, reputation and stock price.

      As discussed in Note U of our consolidated financial statements, Management has concluded that the Company’s previously issued consolidated financial statements should be restated due to inadvertently including certain revenue from our European subsidiary, Swivel Secure Europe, Ltd., in the first quarter of 2023. In addition, certain allowances for accounts receivable and certain reserves for inventory were understated. Therefore, the Company misstated gross revenues, accounts receivable, and inventory during the Restatement Periods. The restatement related to the Company’s material weakness in internal control over financial reporting over the recording of revenue, accounts receivable, and inventory transactions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We completed the restatement and are now  evaluating and working towards the appropriate corrective actions to remediate the material weakness to strengthen our internal controls over the recording of revenue transactions.

     It is possible that we may discover significant deficiencies or material weaknesses in our internal control over financial reporting in the future. For example, internal control over financial reporting may not achieve their intended objectives. Control processes that involve human diligence and compliance, such as our disclosure controls and procedures and internal control over financial reporting, are subject to lapses in judgment and breakdowns resulting from human failures. Controls can also be circumvented by collusion or improper management-override of such controls. Because of such limitations, there are risks that material misstatements due to error or fraud may not be prevented or detected, and that information may not be reported on a timely basis.

Based on our limited cash resources, history of significant losses, and negative cash flow, our independent registered public accounting firm has included an explanatory paragraph in their opinion as to the substantial doubt about our ability to continue as a going concern.

Due to, among other factors, our history of significant losses, limited cash resources, and negative cash flow, our independent registered public accounting firm has included an explanatory paragraph in their opinion for the year ended December 31, 2023 as to the substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

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

We have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We currently require approximately $732,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation. During 2023, we generated approximately $9.0 million of revenue, which is below our average monthly requirements. If we are unable to generate sufficient revenue to cover operating expenses and fund our business plan, we will need to obtain additional third-party financing. We may, therefore, need to obtain additional financing through the issuance of debt or equity securities. We cannot assure you that we will be able to secure any such additional financing on terms acceptable to us or at all. If we cannot obtain such financing, we will not be able to execute our business plan, will be required to reduce operating expenses, and in the extreme case, discontinue operations.

The delayed filing of this annual report has made us currently ineligible to use a registration statement on Form S-3 to register the offer and sale of securities, which could adversely affect our ability to raise future capital.

           As a result of the delayed filing of this annual report with the SEC, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until one year from the date we regain and maintain status as a current filer. Should we wish to register the offer and sale of our securities to the public prior to the time we are eligible to use Form S-3, both our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our financial condition.

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

Biometric technology is a relatively new approach to Internet security, which must be accepted in order for our WEB-key solution to generate significant revenue.

Our WEB-key authentication initiative represents a relatively new approach to Internet security, which has been adopted on a limited basis by companies that distribute goods, content or software applications over the Internet. The implementation of our WEB-key solution requires the distribution and use of a finger scanning device and integration of database and server side software. Although we believe our solutions provide a higher level of security for information transmitted over the Internet than existing traditional methods, unless business and consumer markets embrace the use of a scanning device and believe the benefits of increased accuracy outweigh implementation costs, our solution will not gain market acceptance.

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

We recognized revenues from Africa and the European Union in 2022 and 2023 and expect continued revenues from these regions in future periods. Our financial performance will be subject to risks associated with changes in the value of the U.S. dollar versus local currencies.

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

Our ability to enforce our international contracts is contingent on our relationships with foreign resellers, and their financial viability. Although we are making efforts to better enforce our contract rights, there can be no assurance that we will be able to fully collect all receivables originating in Asia and Africa or that will not have to write-off future receivables which may be material in amount.  Any such write-offs have negatively impacted our financial position and results of operation.

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

We have international operations and continue to expand our international operations when we acquired Swivel Secure Europe SA. Accordingly, our business is subject to risks and uncertainties associated with doing business outside of the United States and could be adversely affected by a variety of factors, including:

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

Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or other third parties, or applicable laws or regulations relating to privacy, data protection, or information security may result in governmental investigations or enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others, and could result in significant liability or cause our customers to lose trust in us, which could cause them to cease or reduce use of our products and services and otherwise have an adverse effect on our reputation and business. Any similar failure or perceived failure by users of our products or services may also have an adverse effect on our reputation and business. In addition, legal, regulatory, contractual and other obligations as well as public concerns relating to privacy, data protection or information security could restrict our ability to store and process data as part of our solutions or otherwise impact our ability to provide our solutions in certain jurisdictions and may result in the loss of business opportunities from customers operating in, or seeking to expand into, those jurisdictions. Additionally, in 2023, the SEC adopted new rules related to cybersecurity risk management, which may further increase our regulatory burden and the cost of compliance in such events.

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

New climate disclosure rules adopted by the SEC, may increase our costs and litigation risks, which could materially and adversely affect our future results of operations and financial condition.

        In March 2024, the SEC adopted new climate disclosure rules, which require new disclosure in certain SEC filings about material climate-related risks, activities to mitigate or adapt to such risks, board oversight of climate-related risks and management’s role in managing material climate-related risks, and climate-related targets and goals. The new climate disclosure rules have been the subject of multiple legal challenges, so the extent to which the new rules will go into effect remains uncertain. We are currently assessing the impact of the new rules, but at this time, we cannot predict the costs of implementation or any potential adverse impacts resulting from the new rules. However, we may incur increased costs relating to the assessment and disclosure of climate-related risks and increased litigation risks related to disclosures made pursuant to the new rules, either of which could materially and adversely affect our future results of operations and financial condition.

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

There are a limited number of operating companies available for acquisition that we deem to be desirable targets. In addition, there is a very high level of competition among companies seeking to acquire these operating companies. Many established and well-financed entities are active in acquiring interests in companies that we may find to be desirable acquisition candidates. Many of these entities have significantly greater financial resources, technical expertise and managerial capabilities than us. Consequently, we will be at a competitive disadvantage in negotiating and executing possible acquisitions of these businesses. Even if we are able to successfully compete with these entities, this competition may affect the terms of completed transactions and, as a result, we may pay more or receive less favorable terms than we expected for potential acquisitions. We may not be able to identify operating companies that complement our strategy, and even if we identify a company that complements our strategy, we may be unable to complete an acquisition of such a company for many reasons, including:

●	failure to agree on the terms necessary for a transaction, such as the purchase price;

●	incompatibility between our operational strategies or management philosophies with those of the potential acquiree;

●	competition from other acquirers of operating companies;

●	lack of sufficient capital to acquire a profitable company; and

●	unwillingness of a potential acquiree to work with our management.

Risks related to acquisition financing.

We have limited financial resources and our ability to make additional acquisitions without securing additional financing from outside sources is also limited. In order to continue to pursue our acquisition strategy, we may be required to obtain additional financing. We may obtain such financing through a combination of debt financing or the placement of debt and equity securities. We may finance some portion of our future acquisitions by either issuing equity or by using shares of our common stock for all or a portion of the purchase price for such businesses. In the event that our common stock does not attain or maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept our common stock as part of the purchase price for the sale of their businesses, we may be required to use more of our cash resources, if available, in order to maintain our acquisition program. If we do not have sufficient cash resources, we will not be able to complete acquisitions and our growth could be limited unless we are able to obtain additional capital through debt or equity financings.

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

A component of our business plan is to acquire businesses and assets in the biometric and identity access management industry. There can be no assurance that we will be able to identify, acquire or profitably manage businesses or successfully integrate acquired businesses into the Company without substantial costs, delays or other operational or financial problems. Such acquisitions also involve numerous operational risks, including:

●	difficulties in integrating operations, technologies, services and personnel;

●	the diversion of financial and management resources from existing operations;

●	the risk of entering new markets;

●	difficulties in retaining the existing customers;

●	the potential loss of existing or acquired strategic operating partners following an acquisition;

●	the potential loss of key employees following an acquisition and the associated risk of competitive efforts from departures;

●	assumed or unforeseen liabilities that arise in connection with the acquired business;

●	possible legal disputes with the acquired company following an acquisition; and

●	the inability to generate sufficient revenue to offset acquisition or investment costs.

As a result, if we fail to properly evaluate and execute any acquisitions or investments, our business and prospects may be seriously harmed.

To the extent we make any material acquisitions, our earnings may be adversely affected by non-cash charges relating to the amortization of intangible assets.

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

RISKS RELATED TO OUR COMMON STOCK

We have issued a substantial number of warrants exercisable into shares of our common stock which could result in substantial dilution to the ownership interests of our existing stockholders.

As of the date of this report, approximately 1,814,000 shares of our common stock (as adjusted to reflect our 1-for-18 reverse stock split, which was effective December 21, 2023) were reserved for issuance upon exercise or conversion of outstanding stock options and warrants. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders.

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

If we fail to comply with the requirement to timely file all required periodic financial reports with the Securities and Exchange Commission, or other continued listing requirements of The Nasdaq Stock Market, our Common Stock may be delisted and the price of our Common Stock and our ability to access the capital markets could be negatively impacted.

         Our common stock is listed for trading on Nasdaq. We must satisfy Nasdaq’s continued listing requirements, including, among other things, to timely file all required periodic financial reports with the Securities and Exchange Commission.  On April 17, 2024, we received notice from Nasdaq indicating that were not in compliance with Nasdaq continued listing rule which requires us to timely file all required periodic financial reports with the Securities and Exchange Commission due to our failure to timely file this Annual Report on Form 10-K for the fiscal year ended December 31, 2023. On May 22, 2024, we received a second notice from Nasdaq indicating that we were not in compliance with Nasdaq’s continued listing rules due to our failure to timely file our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024. We have 60 calendar days from the initial notification letter, or until June 17, 2024 to submit a plan to regain compliance with Nasdaq’s continued listing requirements. If the plan is accepted, we may be eligible for up to 180 calendar days from the original due date to file this Annual Report on Form 10-K, or until October 14, 2024, to regain compliance. The delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. Delisting could also harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

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

The trading price of our shares has from time to time fluctuated widely and, in the future, may be subject to similar fluctuations. The trading price may be affected by a number of factors including the risk factors set forth in this Annual Report on Form 10-K as well as our operating results, financial condition, announcements of innovations or new products by us or our competitors, general conditions in the biometrics and access control industries, and other events or factors. We cannot assure you that any of the broker-dealers that currently make a market in our common stock will continue to serve as market makers or have the financial capability to stabilize or support our common stock. A reduction in the number of market makers or the financial capability of any of these market makers could also result in a decrease in the trading volume of and price of our shares. In recent years broad stock market indices, in general, and the securities of technology companies, in particular, have experienced substantial price fluctuations. Such broad market fluctuations may adversely affect the future-trading price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

         We take a defense-in-depth approach, leveraging multiple, layered security measures, to protect our data, our customers’ data, our infrastructure, and our employees. We embed data protection throughout our operations and information technology programs, relying on multiple and various controls to prevent and detect threats, with the goal of safeguarding our assets, data and personnel.

      We evaluate cybersecurity risks as part of our overall enterprise risk management. A steering committee of senior executives meets quarterly to evaluate any changes to the Company’s exposure to cybersecurity risks, discuss potential mitigation plans and provide updates on mitigation efforts already underway. Our cybersecurity team keeps up to date on the latest threats and risks through multiple channels and is also involved in evaluating risks associated with any new proposed service providers. We employ a Cybersecurity Engineer, reporting directly to our Chief Technology Officer, who manages our cybersecurity team that is comprised entirely of security professionals with industry recognized certifications. The cybersecurity team within BIO-key is responsible for assessing and managing risks and informing/gaining feedback from the cybersecurity steering committee.

       Additionally, our team of dedicated cybersecurity experts/professionals maintain a comprehensive set of cybersecurity policies and standards, including a security incident response framework. The framework is a set of coordinated procedures and tasks that our incident response team executes to ensure timely and accurate reporting and resolution of computer security incidents. The framework details who, how and when appropriate persons or committees, including the Board of Directors and Audit Committee are kept informed on the status of potential cybersecurity incidents. A summary of recent incidents is also presented by the Chief Law Officer (“CLO”) at each regular Audit Committee meeting. Our policies and standards were developed in collaboration with a wide range of disciplines, including information technology, cybersecurity, legal, compliance and business. Our cybersecurity strategy and policies are continually reassessed to ensure they attempt to identify and proactively address the constant changes in the global threats. Decision makers such as the CLO, executive team, and Audit Committee are regularly kept up to date on cybersecurity trends. Ongoing collaboration with stakeholders throughout the business also helps to build continued awareness and visibility of future needs.

       We engage external vendors to assess the cybersecurity program as needed. An independent third party will perform annual multi-stage penetration testing of our IT environment.

       Our cybersecurity program is governed by the Audit Committee of our Board. The Audit Committee of the Board and the full Board will each receive quarterly updates on cybersecurity risks identified through the enterprise risk management processes described above.

       Notwithstanding our processes to oversee and identify risk from cybersecurity threats, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. We identify nation state-sponsored threat actors and the rise in sophistication and proliferation of ransomware campaigns as top reasonable material risks to the business. The theft, unauthorized use or publication of our intellectual property and/or confidential business or personal information (whether through a breach of our own systems or the breach of a system of a third party that provides services to us) could harm our competitive or negotiating positions, reduce the value of our investment in research and development and other strategic initiatives, compromise our patent enforcement strategies or outlook, damage our reputation or otherwise adversely affect our business. To date there have not been any risks that have materially affected our operations.

       See Item 1A. “RISK FACTORS” for a discussion of cybersecurity risks.

ITEM 2. PROPERTY

We do not own any real estate. We conduct operations from leased premises in Eagan, Minnesota (5,544 square feet), Bedford, New Hampshire (3,364 square feet), and Holmdel, New Jersey (150 square feet). Internationally, we conduct operations from leased premises in Tsuen Wan, Hong Kong (1,098 square feet), Jiangmen, China (3,267 square feet), and Madrid, Spain (1,504 square feet). Our Eagan, Minnesota and Bedford, New Hampshire offices provide research and development, and customer support, for BIO-key software and PistolStar software, respectively. Our Holmdel, New Jersey location serves as our corporate headquarters. Our Hong Kong location is a small warehouse for finished goods as well as administrative and sales support. Our Jiangmen, China facility provides our hardware research and development, contract manufacturing and warehousing of raw materials, work-in-process, and finished goods. Our Madrid, Spain office serves as our sales organization for Europe, the Middle East, and parts Africa.

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

Holders

As of June 4, 2024 the number of stockholders of record of our common stock was 159.

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

Unregistered Sales of Equity Securities

There were no unregistered sales of the Company’s equity securities during 2023 that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help you understand our Company. This discussion is provided as a supplement to and should be read in conjunction with our consolidated financial statements for the years ended December 31, 2023 and 2022 and the accompanying notes included elsewhere in this Report.

        All share totals reported herein have been adjusted to reflect our 1-for-18 reverse stock split, which was effective December 21, 2023.

Overview

We are a leading identity access management (IAM) platform provider for the enterprise and large-scale customer and civil ID solutions.  Built to leverage BIO-key’s world-class biometric core platform among seventeen strong authentication factors, BIO-key PortalGuard and hosted PortalGuard IDaaS are platforms that enable our customers to securely and easily assure that only the right people can access the right systems.  PortalGuard goes beyond traditional multifactor authentication (MFA) solutions by addressing functional gaps, such as allowing roving users to biometrically authenticate at any workstation without using their phones or tokens, eliminating unauthorized account delegation, detecting duplicate users, and accommodating in-person identification.

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

Strategic Outlook

We plan to have a more significant role in the IAM market which continues to expand. We plan to continue to offer customers a suite of authentication options that complement our biometric solutions. The more well-rounded offerings of authentication options will allow customers to customize their approach to authentication all under one umbrella.

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

Our primary sales strategies are focused on (i) increased marketing efforts into the IAM market, (ii) dedicated pursuit of large-scale identification projects across the globe and (iii) growing our channel alliance program which we have grown to more than eighty-five participants and continues to generate incremental revenues.

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

Recent Developments

As discussed under “Item 1A. Risk Factors”, given the uncertainty the current economic and political environment and their effects on our business operations, sales cycles, personnel, and the geographic markets in which we operate, and numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature, the related financial impact cannot be reasonably estimated at this time.

           The current trend of continued remote work environments increases the risk of unauthorized users, phishing attacks, and hackers who are eager to take advantage of the challenges of securing remote workers. A growing trend of security incidents that highlight potential cybersecurity vulnerabilities, additional regulatory requirements, and increasingly stringent Cyber Insurance underwriting standards that mandate enhanced security solutions has resulted in many businesses requiring MFA for their employees, partners and customers to access their business systems and data.  We believe that biometrics should continue to play a key role in remote user authentication.

RESULTS OF OPERATIONS

Consolidated Results of Operations

Two Year % trend

	Years ended
	December 31,
	2023	2022
Revenues
Services	29%	26%
License fees	56%	65%
Hardware	15%	9%
	100%	100%
Costs and other expenses
Cost of services	11%	10%
Cost of license fees	15%	13%
Cost of hardware	9%	6%
Cost of hardware reserve	47%	6%
	82%	35%
Gross Profit	18%	65%

Operating expenses
Selling, general and administrative	101%	133%
Research, development and engineering	31%	46%
Reversal of earnout payable-Swivel acquisition	0%	-7%
Impairment of goodwill	0%	34%
Total operating expenses	132%	206%
Operating loss	-114%	-141%

Other income (expense)
Total other income (expense)	2%	-29%

Loss before provision for income tax benefit	-112%	-170%

Provision for income tax benefit	2%	0%

Net loss	-110%	-170%

Revenues and Costs and other expenses

			2023-2022
	2023	2022	$ Chg	% Chg

Revenues
Services	$2,218,885	$1,789,720	$429,165	24%
License fees	4,342,010	4,584,052	(242,042)	-5%
Hardware	1,194,010	646,486	547,524	85%
Total Revenue	$7,754,905	$7,020,258	$734,647	10%

Costs and other expenses
Services	$861,936	$722,152	$139,784	19%
License fees	1,174,919	906,417	268,502	30%
Hardware	700,231	411,001	289,230	70%
Hardware reserves	3,586,500	400,000	3,186,500	797%
Total Costs and other expenses	$6,323,586	$2,439,570	$3,884,016	159%

Revenues

Revenue increased $734,647 or 10% to $8,654,905 in 2023 as compared to $7,020,258 in 2022 due to the factors stated below.

For the years ended December 31, 2023, and 2022, service revenues included approximately $1,193,000 and $1,243,000, respectively, of recurring maintenance and support revenue, and approximately $1,026,000 and $546,000, respectively, of non-recurring custom services revenue.  Recurring service revenue decreased 4% in 2023 due to delayed renewals in the fourth quarter. Non-recurring custom services increased 88% in 2023 due to increased new customer installations, Swivel Secure service fees, and conversion to the cloud platform. Although inflation has negatively impacted many industries, we have continued to see our pipeline increase for the cybersecurity protection software and services that we offer.

For the year ended December 31, 2023 and 2022 license revenue decreased $242,042 or 5% to $4,342,010, due primarily to lower new customer orders. We expect do not expect this trend to continue into 2024.

Hardware sales increased by $547,524, or 85%, to $1,194,010 in 2023 from $646,486 in 2022. The increase was attributable largely to fourth quarter 2023 sales to an international defense agency.

Costs of goods sold

For the year ended December 31, 2023, cost of services increased approximately 19% to $861,936, due to the increased costs to support Swivel Secure deployments.

License fees for the year ended December 31, 2023 increased $268,502, or approximately 30%, to $1,174,919 due primarily to increased license revenue and related license fees payable for third-party software distributed by Swivel Secure.

Hardware costs for the year ended December 31, 2023 increased $289,230, or approximately 70%, to $700,231 from $411,001 in 2022. The increase was associated with the increased hardware sales and hardware mix described above. Hardware reserve costs for the year ended December 31, 2023 increased $3,186,500 due to a complete reserve of slow moving inventory purchased for projects in Nigeria, and for other older inventory. We are continuing to explore other markets and opportunities to sell this inventory.

Selling, general and administrative

		2023-2022
2023	2022	$ Chg	% Chg

$7,862,710	$9,364,887	$(1,502,177)	-16%

Selling, general and administrative costs for year ended December 31, 2023 were $7,862,710 representing a 16% decrease from 2022. The decrease included lower sales and marketing expenses related to show participation and personnel costs, offset by an increase in allowance for doubtful accounts ofr $750,000 compared to $360,000 in 2022.

Research, development and engineering

		2023-2022
2023	2022	$ Chg	% Chg

$2,394,926	$3,252,236	$(857,310)	-26%

For the year ended December 31, 2023, research, development and engineering costs were $2,394,926 representing a 26% decrease from 2022. Included in the decrease were lower personnel costs associated with wages and benefits for engineering employees.

Reversal of earnout payable – Swivel Secure acquisition

		2023-2022
2023	2022	$ Chg	% Chg

$-	$(500,000)	$500,000	-100%

For the year ended December 31, 2022, we recognized income on the elimination of the earnout payable on the acquisition of Swivel Secure as the requirements for the payout were not achieved.

Impairment of goodwill

		2023-2022
2023	2022	$ Chg	% Chg

$-	$2,387,193	$(2,387,193)	-100%

For the year ended December 31, 2022, we recognized an impairment of our goodwill balances due to the decrease in market value of our common stock compared to the carrying value of our net assets.

Other income (expense)

			2023-2022
	2023	2022	$ Chg	% Chg

Interest income	$11,533	$233	$11,300	4850%
Gain from sale of asset	20,000	-	20,000	100%
Foreign currency loss	(39,000)	-	(39,000)	100%
Investment-debt security reserve	-	(452,821)	452,821	-100%
Loan transaction costs	-	(1,147,456)	1,147,456	-100%
Change in fair value of convertible note	396,203	(396,203)	792,406	-200%
Interest expense	(218,270)	(10,462)	(207,808)	1986%
	$170,466	$(2,006,709)	$2,177,175	-108%

The amounts for other income (expense) for the year ended December 31, 2023 consisted of interest income of $11,533, a gain from the sale of a PistolStar domain asset, change in loan transactions costs for payment of the convertible note payable as we elected to value the convertible note under the fair value option, and interest expense of $218,270 on the convertible note payable and the government loan through the BBVA bank. The amounts for the year ended December 31, 2022, consisted of interest income of $233, a write-off of the investment-debt security as we received the proceeds and the bond issuer defaulted on repayment, loan transactions costs expensed for the convertible note payable as we elected to value the convertible note payable under the fair value option, the change in the fair value of the convertible note, and interest expense of $10,462 on the convertible note and the government loan through the BBVA bank.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities overview

Net cash used for operations during the year ended December 31, 2023 was $3,793,456. Items of note included:

●	Net positive cash flows related to non-cash expenses of approximately $4,933,000.
●	Net negative cash flows related to changes in accounts receivable, prepayments, lease liabilities, and deferred revenue in the aggregate amount of approximately $244,000 and our net loss for the period.

Investing activities overview

Net cash used in investing activities during the year December 21, 2023 was $1,000 for capital expenditures.

Financing activities overview

        Approximately $4,297,000 was provided by financing activities during the year ended December 31, 2023 consisting of the issuance of common stock and warrants in  public and private securities offerings, and exercise of warrants.  These amounts were offset by repayment of convertible note payable, costs associated with the issuance of our securities, and proceeds of $17,478 from sales of common stock under the employee stock purchase plan.

Sources of Liquidity

 Since our inception, our capital needs have been principally met through proceeds from the sale of equity and debt securities. We expect capital expenditures to be less than $100,000 during the next twelve months.

 The following sets forth our primary sources of capital during the previous two years:

 On November 20, 2023, we completed a private placement of shares of common stock and warrants resulting in net proceeds of approximately $435,000, after deducting placement agent fees and estimated offering expenses.

            On October 30, 2023, we completed a public offering of shares of common stock and warrants resulting in net proceeds of approximately $3.3 million, after deducting placement agent fees and estimated offering expenses. We used approximately $2.2 million of the net proceeds to repay the outstanding amount due under outstanding convertible note payable.

            In December 2022, we entered into and closed a securities purchase agreement (the “Purchase Agreement”) with AJB Capital Investments, LLC under which we issued a $2,200,000 principal amount senior secured promissory note (the “Note”). The principal amount of the Note was due six months following the date of issuance, subject to one six-month extension. Interest under the Note accrued at a rate of 10% per annum, payable monthly through month six and at 12% per annum in months seven through twelve, payable monthly. The Note was secured by a lien on substantially all of our assets and properties.  The Note was repaid in December 2022.

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

We entered into an accounts receivable factoring arrangement with a financial institution (the “Factor”) which has been extended to October 31, 2024 and may be discontinued at that time. Pursuant to the terms of the arrangement, from time to time, we sell to the Factor a minimum of $150,000 per quarter of certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 35% of the foreign and 75% of the domestic accounts receivable balance to us (the “Advance Amount”), with the remaining balance, less fees, forwarded to us once the Factor collects the full accounts receivable balance from the customer. In addition, from time to time, we receive over advances from the Factor. Factoring fees range from 2.75% to 15% of the face value of the invoice factored and are determined by the number of days required for collection of the invoice. We expect to continue to use this factoring arrangement periodically to assist with our general working capital requirements due to contractual requirements.

Liquidity Outlook

At December 31, 2023, our total cash and cash equivalents were approximately $511,000, as compared to $2,600,000 at December 31, 2022.  At December 31, 2023, we had working capital of approximately $(777,000) as a result of the allowance for doubtful accounts and reserve on inventory.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We currently require approximately $732,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation. During 2023, we generated approximately $7,755,000 of revenue, which did not generate enough cash to fully fund our average monthly cash requirements. We expect that Swivel Secure Europe will continue to generate positive cash flow in 2024. We also have approximately $3.6 million of inventory (currently reserved) purchased for projects in Nigeria. We continue to explore other markets and opportunities to sell or return the product to generate additional cash.

           If we are unable to generate sufficient revenue and positive cash flow from operations or liquidation of existing inventory to fund current operations and execute our business plan, we will need to obtain additional third-party financing during the next twelve months.

Our long-term viability and growth will depend upon the successful commercialization of our technologies and our ability to obtain adequate financing. To the extent that we require such additional financing, no assurance can be given that any form of additional financing will be available on terms acceptable to us, if at all, that adequate financing will be obtained to meet our needs, or that such financing would not be dilutive to existing stockholders. If available financing is insufficient or unavailable or we fail to continue to generate sufficient revenue, we may be required to further reduce operating expenses, delay the expansion of operations, be unable to pursue merger or acquisition candidates, or in the extreme case, not continue as a going concern.

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

We believe that of our significant accounting policies, which are described in Note A of the notes to our consolidated financial statements included in this Annual Report on Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations, as listed below:

          1. Revenue Recognition

 2. Impairment or Disposal of Long Lived Assets, including Intangible Assets

 3. Allowances for Accounts Receivable

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See financial statements appearing at pages 37-64 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were ineffective.

Management’s Annual Report on Internal Control Over Financial Reporting

           Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

           Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2023  as a result of certain material weaknesses discovered during the course of their review.

In particular, in connection with the audit of our financial statements as of and for the year ended December 31, 2023, our management identified a lack of control over properly assessing revenue, allowances for accounts receivable and certain reserves for inventory.  This resulted in  certain errors in the manner in which we recognized revenue generated by our European subsidiary, Swivel Secure Europe, SA, in the first quarter of 2023. In addition, certain allowances for accounts receivable and certain reserves for inventory were understated.

    We are currently working to implement appropriate corrective actions to remediate the material weakness to strengthen our internal controls over the recording of revenues.

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

Changes in Internal Control Over Financial Reporting

Going forward, we will change our internal control over financial reporting for the year ended December 31, 2023 to thoroughly access all accounts for potential adjustments required for proper presentation of the value of the accounts.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information about each director and executive officer of the Company.

NAME	AGE	POSITIONS HELD
Michael W. DePasquale	69	Chairman of the Board of Directors and Chief Executive Officer
Cameron Williams (a)* (b) (c)	77	Director
Robert J. Michel (a) (b)*(c)	67	Director
Wong Kwok Fong (Kelvin)	60	Director and Vice-Chairman of the Board of Directors
Emmanuel Alia (b) (c)*	59	Director
Cecilia C. Welch	64	Chief Financial Officer
Mira K. LaCous	62	Chief Technology Officer
James D. Sullivan	56	Vice President of Strategy and Compliance, Chief Legal Officer

(a)	Compensation Committee Member

(b)	Audit Committee Member

(c)	Nominating Committee Member

*	Indicates chair of committee

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

           Cameron E. Williams was appointed Director of the Company on June 2, 2023. Mr. Williams has over 40 years of financial and executive management experience. Since 2014, he has served as the principal of CEW Advisory Services, a consulting firm he founded which provides strategic planning and related services to the consumer lending industry. He previously founded CEW Solutions which provided fraud investigation services to insurance companies, law firms, and third-party administrators. From 2007 to 2009, Mr. Williams served as COO of Asta Funding, Inc., a publicly traded diversified financial services company where he was responsible for the sourcing and financial analysis of distressed consumer assets. From 1998 to 2007, Mr. Williams served as President of Popular Financial Holdings, an affiliate of Popular, Inc., a $36 billion banking organization. Mr. Williams began his career in the banking industry holding financial management positions with Security Pacific Financial Services, BankAmerica Financial, Inc., and Security Pacific Financial Services System, Inc. Mr. Williams earned a Bachelor’s in Accounting and completed graduate coursework at San Diego State University. We believe Mr. Williams’ extensive financial and executive management experience in a variety of industries strengthens the Board’s collective qualifications, skills, and experience.

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

Emmanuel Alia was appointed Director of the Company on April 3, 2020. Since 2018, Mr. Alia has been providing management consulting services as an advisor to businesses seeking market entry strategies to emerging markets such as Africa and the Caribbean. From 2011 to 2018, Mr. Alia served as an Executive Director at the Corporate and Investment division of JPMorgan, and as a Senior Vice-President at CHASE Bank’s Consumer and Community Banking specializing in the financial and banking services industry and opportunities in Africa. During Mr. Alia’s tenure with JPMorgan, he served as head of Wholesale Operations in the Receivables Operations of the Global banking operations in the US and Canada, head of Retail Banking in the Greater Detroit area, and head of branches in the New York and New Jersey areas. For two years Mr. Alia was co-chair of the Black Organizational Leadership Development, an employee networking group in JPMorgan that works with firm’s leadership to strengthen the firm’s message, strategies and community outreach globally. Mr. Alia received a Bachelor of Arts in Accounting from Southeastern University and a Master’s of Business Administration (MBA) from Cornell University. We believe Mr. Alia’s qualifications to sit on the board of directors include his extensive industry experience and connection and networking abilities in the African communities and markets which further broaden and strengthen the board’s collective qualifications, skills, and experience.

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

Mira K. LaCous has served as Chief Technology Officer of the Company since March 13, 2014, as Senior Vice President of Technology & Development since 2012, and as our Vice President of Technology and Development since 2000. Ms. LaCous has over 35 years of product/project management, solution architecture, software development, team leadership and customer relations experience, with a background that includes successfully bringing numerous innovative products and technologies to market, including automated voice response systems, automated building control systems, software piracy protection, internet training materials and testing, WYSIWYG page layout and design software, image scanning / recognition software and systems, biometric security systems and algorithms, automated national ID systems using biometrics, and mobile applications with secure frameworks. Ms. LaCous has been a speaker at multiple events/conferences and has worked with teams around the globe bringing biometric technology deployments to life.  Ms. LaCous is the author of eight (8) US patented technologies, multiple international patents and lead the engineering team in developing other patents and inventive technologies. Ms. LaCous earned a bachelor’s degree in Computer Science, with mathematics and physics from North Dakota State University.

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

Committees of the Board of Directors

Audit Committee

Our audit committee is comprised of Robert J. Michel (Chair), Cameron Williams, and Emmanuel Alia each of whom meets the independence standards for purposes of serving on an audit committee established by NASDAQ and under the Exchange Act. Our audit committee (i) assists the board of directors in its oversight of the integrity of our financial statements, compliance with legal and regulatory requirements, and corporate policies and controls, (ii) has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm, and (iii) is responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to our audit committee. Our board of directors has determined that Robert J. Michel qualifies as an “audit committee financial expert,” as such term is defined in Item 407 of Regulation S-K.

Our audit committee operates under a written charter that is reviewed annually. The charter is available on our website at www.bio-key.com.

Compensation Committee

Our compensation committee is comprised of Cameron Williams (Chair) and Robert Michel, both of whom meet the independence standards established by NASDAQ and under the Exchange Act. The compensation committee’s duties include overseeing our overall compensation philosophy, policies and programs. This includes reviewing and analyzing the design and function of our various compensation components, establishing salaries, incentives and other forms of compensation for officers and non-employee directors, and administering our equity incentive plan. In fulfilling its responsibilities, the compensation committee has the authority to delegate any or all of its responsibilities to a subcommittee of the compensation committee.

Our compensation committee operates under a written charter that is reviewed annually. The charter is available on our website at www.bio-key.com.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Code of Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications; (iii) compliance with applicable governmental laws, rules, and regulations; (iv) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and (v) accountability for adherence to the code.  We intend to disclose amendments or waivers of the Code of Ethics on our website within four business days.  Any person may obtain a copy of our Code of Ethics free of charge by sending a written request for such to the attention of the Chief Financial Officer of the Company, 101 Crawfords Corner Road, Suite 4116, Holmdel, NJ 07733.

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

Delinquent Section 16(a) Reports

Reports of all transactions in our common stock by officers, directors and ten percent (10%) stockholders are required to be filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on our review of copies of the reports received, or representations of such reporting persons, we believe that during the year ended December 31, 2023, all Section 16(a) filing requirements applicable to our officers, directors and ten percent (10%) stockholders were satisfied in a timely fashion,

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation paid to or accrued by our chief executive officer and the two most highly compensated executive officers other than our chief executive officer, for the fiscal years ended December 31, 2023 and 2022:

SUMMARY COMPENSATION TABLE

			Stock	All Other
Name and Principal		Salary	Awards	Compensation		Total
Position	Year	($)	($) (1)	($) (2)		($)

Michael W. DePasquale	2023	271,250	19,250	1,027		291,527
Chief Executive Officer	2022	295,833	75,250	997		372,080

Cecilia C. Welch	2023	189,875	16,500	1,320		207,695
Chief Financial Officer	2022	204,167	64,500	1,119		269,786

James D. Sullivan	2023	212,479	16,500	6,433	(3)	235,412
Chief Legal Officer	2022	233,333	64,500	134,157	(4)	431,990

(1)

The aggregate grant date fair value of the restricted shares is calculated by the multiplying the quantity of shares issued by the closing trading price of the shares on the date of issuance calculated under FASB ASC 718.

(2)	Consists of life insurance premiums paid by the Company except as otherwise noted.
(3)	Consists of $5,102 of sales commissions and $1,331 of life insurance premiums paid by the Company.
(4)	Consists of $132,826 of sales commissions and $1,331 of life insurance premiums paid by the Company.

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

In setting cash compensation levels, we favor a balance in which base salaries are generally targeted at slightly below the peer average and a bonus opportunity that is targeted at slightly above the average. Effective January 16, 2023, we decreased the base compensation of Mr. DePasquale, Mr. Sullivan and Ms. Welch as part of the revised budget for the year. Effective March 1, 2022, we increased the base compensation of Mr. DePasquale, Mr. Sullivan and Ms. Welch.

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

We also include an equity component as part of our compensation package because we believe that equity-based compensation aligns the long-term interests of our named executive officers with those of stockholders.  In 2022 and 2023, we issued restricted stock awards to each of our named executive officers in recognition of the revenue growth of the Company in 2021 and successful integration of Portal Guard, and revenue growth of the Company in 2022 and successful integration of Swivel Secure, respectively.

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

On May 15, 2013, we entered into an employment agreement with Cecilia Welch to serve as the Chief Financial Officer of the Company until May 2014. The agreement automatically renews for subsequent one-year terms, unless the employment relationship is terminated by either party, or modified in accordance with the terms and conditions of the agreement. The employment agreement contains standard and customary confidentiality, technical invention provisions, as well as a covenant not to compete, which prohibits Ms. Welch from doing business with any current or prospective customer of the Company or engaging in a business competitive with that of the Company during the term of her employment and for the one-year period thereafter. This agreement also contains a number of termination provisions as described in “Termination and Change in Control Arrangements” in this Item.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth for each named executive officer, information regarding outstanding equity awards as at December 31, 2023.

	Option Awards			Stock Awards
					Market value
	Number of			Number of	of
	securities			shares or	shares of
	underlying			units	units of
	unexercised	Option		of stock that	stock that
	options	exercise	Option	have not	have not
	exercisable	price	expiration	vested	vested
Name	(#)	($)	date	(#)	($)(1)

Michael W. DePasquale	1,737	381.60	3/16/2024	3,242	9,726
	232	282.24	3/23/2025	-	-
	232	169.92	3/21/2026	-	-

Cecilia C. Welch	903	381.60	3/16/2024	2,779	8,337
	174	282.24	3/23/2025	-	-
	174	169.92	3/21/2026	-	-

James D. Sullivan	695	381.60	3/16/2024	2,779	8,337
	174	282.24	3/23/2025	-	-
	174	169.92	3/21/2026	-	-

(1)	Calculated based on the closing market price of the Company’s common stock on December 31, 2023 of $3.00 per share.

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

DIRECTOR COMPENSATION

The following table sets forth for each director, information regarding their compensation for the year ended December 31, 2023:

	Stock Awards	Total
Name (1)	($) (2)	($)
Thomas E. Bush, III (3)	7,001	7,001
Pieter Knook (4)	7,001	7,001
Robert J. Michel (5)	11,002	11,002
Emmanuel Alia (6)	10,002	10,002
Cameron Williams (7)	4,001	4,001

(1)	Mr. DePasquale and Kelvin Wong have been omitted from the above table because they do not receive any additional compensation for serving on our Board of Directors.
(2)	The aggregate fair value of the common stock issued was calculated based on the closing price of our common stock on the date of issuance in accordance with FASB ASC 718.
(3)	Mr. Bush resigned from the Board of Directors effective November 8, 2023.
(4)	Mr. Knook resigned from the Board of Directors effective May 13, 2023
(5)	At December 31, 2023, Mr. Michel held options to purchase 117 shares of common stock and held 278 shares of restricted common stock.
(6)	At December 31, 2023, Mr. Alia held options to purchase 18 shares of common stock and held 278 shares of restricted common stock.
(7)	Mr. Williams joined the Board of Directors on June 2, 2023. At December 31, 2023 Mr. Williams held 278 shares of restricted common stock.

Narrative Disclosure to Director Compensation Table

During 2023, we had a policy to pay each non-employee director $3,000 per board meeting, $1,000 per telephonic board meeting, and $1,000 per board committee meeting attended. Fees for attendance at regular quarterly board meetings held during the first three quarters of each fiscal year are paid through the issuance of common stock and payments for the last meeting of the year are paid in cash or, at the option of the director, in shares of common stock. All of our directors elected to receive payment in common stock for the last board meeting in 2023. All directors will be indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law. We reimburse each of our non-employee directors for their reasonable expenses incurred in connection with attending meetings of the board of directors and related committees.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 31, 2024 information with respect to the securities holdings of all persons that we, pursuant to filings with the SEC and our stock transfer records, have reason to believe may be deemed the beneficial owner of more than 5% of our common stock. The following table also sets forth, as of such date, the beneficial ownership of our common stock by all of our current executive officers and directors, both individually and as a group.

The beneficial owners and number of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as awarded, and, in accordance therewith, include all shares of our common stock that may be acquired by such beneficial owners within 60 days of June 4, 2024 upon the exercise or conversion of any options, warrants or other convertible securities. This table has been prepared based on 1,814,228

	Amount and Nature		Percentage
	of Beneficial		of
Name and Address of Beneficial Owner (1)	Ownership		Class

Directors and Executive Officers

Michael W. DePasquale	24,872	(2)	1.4%
Cecilia C. Welch	2,244	(3)	*
Mira K. LaCous	1,515	(4)	*
James D. Sullivan	34,949	(5)	1.9%
Robert J. Michel	2,290	(6)	*
Emmanuel Alia	1,957	(7)	*
Cameron E. Williams	624	(8)	*
Wong Kwok Fong (Kelvin)	31,462	(9)	1.7%
All officers and directors as a group (eight (8) persons)	99,913		5.5%

Beneficial Owner

Armistice Capital, LLC	121,494	(10)	6.7%

*	Less than 1%
(1)	Unless otherwise indicated, the address of each person listed below is c/o BIO-key International, Inc., 101 Crawfords Corner Rd, Suite 4116, Holmdel, NJ 07733
(2)	Includes 464 shares issuable on exercise of options, 9,167 shares issuable upon exercise of warrants, and 4,121 shares of restricted stock of which 3,242 remain subject to vesting.
(3)	Includes 348 of shares issuable upon exercise of options and 3,565 shares of restricted stock of which 2,779 remain subject to vesting.
(4)	Includes 174 of shares issuable upon exercise of options and 1,203 shares of restricted stock of which 834 remain subject to vesting.
(5)	Includes 348 of shares issuable on exercise of options, 12,667 shares issuable upon exercise of warrants, and 3,565 shares of restricted stock of which 2,779 remain subject to vesting.
(6)	Includes 470 of shares issuable on exercise of options and 278 shares of restricted stock of which 186 remain subject to vesting.
(7)	Includes 278 shares of restricted stock of which 278 remain subject to vesting.
(8)	Includes 278 of shares of restricted stock of which 278 remain subject to vesting.
(9)

Includes 464 of shares issuable on exercise of options and 787 shares of restricted stock of which 464 remain subject to vesting. The address of Kelvin is Flat C, 27/F, Block 5, Grand Pacific Views, Siu Lam, Hong Kong N7.

(10)

Armistice Capital, LLC (“Armistice Capital”) is the investment manager of Armistice Capital Master Fund Ltd. (the “Master Fund”), the direct holder of the 121,494 shares of common stock, and pursuant to an Investment Management Agreement, Armistice Capital exercises voting and investment power over the securities held by the Master Fund and thus may be deemed to beneficially own the securities held by the Master Fund. Steven Boyd, as the managing member of Armistice Capital, may be deemed to beneficially own the securities held by the Master Fund. The Master Fund specifically disclaims beneficial ownership of the securities directly held by it by virtue of its inability to vote or dispose of such securities as a result of its Investment Management Agreement with Armistice Capital. The address of Armistice Capital, LLC is 510 Madison Avenue, 7th Floor, New York, NY 10022.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, as of December 31, 2023, information with respect to securities authorized for issuance under equity compensation plans.

On January 27, 2016, the stockholders approved the 2015 Equity Incentive Plan, which was amended on June 13, 2019 by vote of stockholders, and amended and restated by vote of stockholders on June 18, 2021 (as amended and restated, the “2015 Plan”). The 2015 Plan reserves 43,834 shares of common stock for issuance of options, restricted stock, and other equity based awards to employees, officers, directors, and consultants of the Company. Options are issued at exercise prices which may not be below 100-110% of fair market value and have terms not to exceed ten years. Options issued under the 2015 Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, certain stock awards issued under this plan may be subject to additional acceleration of vesting as may be provided in the participants’ written agreement. The 2015 Plan expires in December 2025.

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

On June 18, 2021, the stockholders approved the 2021 Employee Stock Purchase Plan (“ESPP”). Under the terms of this plan, 43,834 shares of common stock are reserved for issuance and sale to employees and officers of the Company at a purchase price equal to 85% of the lower of the closing price of our common stock as reported on the Nasdaq Capital Market on the first day or the last day of the offering period. Eligible employees are granted an option to purchase shares of common stock funded by payroll deductions. The Board may suspend or terminate the plan at any time, otherwise the plan expires June 17, 2031.

On December 14, 2023, the stockholders approved the 2023 Stock Incentive Plan.  The 2023 Plan reserves 333,334 shares of common stock for issuance of options, restricted stock, and other equity based awards to employees, officers, directors, consultants advisors and independent contractors of the Company. Options are issued at exercise prices which may not be below 100% of fair market value (or 110% of the fair market value if, at the time the option is granted, the participant owns, directly or indirectly, more than 10% of the total combined voting power of all classes of our stock) and have terms not to exceed ten years. Options issued under the 2023 Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, certain awards issued under this plan may be subject to additional acceleration of vesting as may be provided in the participants’ written agreement. The 2023 Plan expires on December 13, 2033, unless terminated earlier. No awards have yet been granted under the 2023 Plan.

Number
of securities
remaining
available for
	Number of			future issuance
	securities to be		Weighted-	under equity
	issued		average	compensation
	upon exercise		exercise price	plans
	of outstanding		of outstanding	(excluding
	options,		options,	securities
	warrants and		warrants and	reflected in
	rights		rights	column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,373	(1)(2)	$186.55	374,401	(3)
Equity compensation plans not approved by security holders	5,893		$381.89	—
Total	9,266	(1)(2)	$311.16	374,401	(3)

(1)	Consists of shares of common stock issuable upon the exercise of options outstanding as of December 31, 2023 under the 2015 Plan.

(2)	Excludes employee stock purchase rights accruing under the ESPP.

(3)

Amount includes 4,627 shares of common stock and 333,334 shares of common stock available as of December 31, 2023 for future issuance under the 2015 Plan and the 2023 Plan, respectively, and 36,440 shares of common stock available as of December 31, 2023 for future issuance under the ESPP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Standstill Agreement with Principal Stockholders

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

2023 Public Securities Offering

           On October 31, 2023, we completed a public offering of shares of common stock and warrants resulting in net proceeds of approximately $3.3 million, after deducting placement agent fees and estimated offering expenses. Units comprised of shares of common stock and warrants to purchase common stock were purchased at a per unit price of $3.15, and warrants have an exercise price of $3.15. Michael W. DePasquale, our Chairman of the Board of Directors and Chief Executive Officer, James D. Sullivan, our Vice President of Strategy and Compliance, Chief Legal Officer, and Mr. Sullivan’s spouse each participated in the public offering. Mr. DePasquale purchased 9,167 shares of common stock and a warrant to purchase 9,167 shares of common stock for a total purchase price of $28,875. Mr. Sullivan purchased 12,667 shares of common stock and a warrant to purchase 12,667 shares of common stock for a total purchase price of $39,000, and his spouse purchased 3,173 shares of common stock and a warrant to purchase 3,173 shares of common stock for a total purchase price of $9,993.

Director Independence

As required under the NASDAQ Marketplace Rules, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our board considered certain relationships between our directors and us when determining each director’s status as an “independent director” under Rule 5605(a)(2) of the NASDAQ Marketplace Rules. Based upon such definition and SEC regulations, we have determined that Robert Michel, Emmanuel Alia, and Cameron Williams, are “independent” under NASDAQ standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows fees for professional services and audit fees billed to us by Bush and Associates CPA for the audit of our annual consolidated financial statements for the year ended December 31, 2023. The following table also shows fees for professional services and audit fees billed to us by Marcum LLC for review of our financial statements for the first, second and third quarters of 2023 and the second and third quarters of 2022, and audit of our financial statements for the year ended December 31, 2022. The table also includes the review of our financial statements for the first quarter 2022 by Rotenberg Meril Solomon Bertiger & Guttilla, P.C. (“RMSBG”), prior to RMSBG’s merger with Marcum:

	2023	2022

Audit Fees	$280,000	$133,000
Audit-Related Fees	73,151	27,913
Tax Fees	17,000	17,000
Other Fees	-	-
Total Fees	$370,151	$177,913

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

Audit Committee Pre-Approval Procedures

The audit committee approves the engagement of our independent auditors to render audit and non-audit services before they are engaged. All of the fees for 2023 and 2022 shown above were pre-approved by the audit committee.

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

PART IV

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)       The following documents are filed as part of this Report. Portions of Item 15 are submitted as separate sections of this Report:

(1) Financial statements filed as part of this Report:

Report of Independent Registered Public Accounting Firm (Bush and Associates CPA., PCAOB ID:6797)

Report of Independent Registered Public Accounting Firm (Marcum LLP, PCAOB ID:688)

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Operations—Years ended December 31, 2023 and 2022

Consolidated Statements of Stockholders’ Equity—Years ended December 31, 2023 and 2022

Consolidated Statements of Cash Flows—Years ended December 31, 2023 and 2022

Notes to Consolidated Financial Statements—December 31, 2023 and 2022

(b)       The exhibits listed in the Exhibits Index immediately preceding such exhibits are filed as part of this Report

ITEM 16. – FORM 10-K SUMMARY

None.

FINANCIAL STATEMENTS

The following financial statements of BIO-key International, Inc. are included herein at the indicated page numbers:

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors of

BIO-key International, Inc. Holmdel, NJ

Opinion on the Financial Statements

We have audited the retrospective adjustments related to the reverse stock split discussed in Note A, the accompanying consolidated balance sheet of BIO-key International, Inc. (the “Company”) as of December 31, 2022. Additionally, we have audited the accompanying consolidated balance sheet of BIO-key International, Inc. and Subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements and the retrospective adjustments related to the reverse stock split present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's ability to continue as a Going Concern

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

/s/Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Henderson, Nevada

June 5, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

BIO-key International, Inc. Holmdel, NJ

Opinion on the Financial Statements

We have audited, before the effects of the retrospective adjustments related to the reverse stock split discussed in Note A, the accompanying consolidated balance sheet of BIO-key International, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, before the effects of the retrospective adjustments related to the reverse stock split discussed in Note A, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the effects of the retrospective adjustments related to the reverse stock split discussed in Note A and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note A of the financial statements, the Company has suffered substantial net losses and negative cash flows from operations in recent years and is dependent on debt and equity financing to fund its operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are disclosed in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Marcum LLP

Marcum LLP

We served as the Company’s auditor from 2010 to 2024

Saddle Brook, New Jersey

June 5, 2024

BIO-key International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$511,400	$2,635,522
Accounts receivable, net	1,201,526	1,522,784
Due from factor	99,320	49,500
Inventory, net of reserve	445,740	4,434,369
Prepaid expenses and other	364,171	342,706
Total current assets	2,622,157	8,984,881
Equipment and leasehold improvements, net	220,177	107,413
Capitalized contract costs, net	229,806	283,069
Deposits and other assets	-	8,712
Operating lease right-of-use assets	36,905	197,355
Intangible assets, net	1,407,990	1,762,825
Total non-current assets	1,894,878	2,359,374
TOTAL ASSETS	$4,517,035	$11,344,255

LIABILITIES
Accounts payable	$1,316,014	$1,108,279
Accrued liabilities	1,305,848	1,009,123
Convertible note payable	-	2,596,203
Government loan – BBVA Bank, current portion	138,730	120,000
Deferred revenue - current	414,968	462,418
Operating lease liabilities, current portion	37,829	159,665
Total current liabilities	3,213,389	5,455,688
Deferred revenue, net of current portion	28,296	52,134
Deferred tax liability	22,998	170,281
Government loan – BBVA Bank, net of current portion	188,787	326,767
Operating lease liabilities, net of current portion	-	37,829
Total non-current liabilities	240,081	587,011
TOTAL LIABILITIES	3,453,470	6,042,699

Commitments (Note O)

STOCKHOLDERS’ EQUITY
Common stock — authorized, 170,000,000 shares; issued and outstanding; 1,032,777 and 552,739 of $.0001 par value at December 31, 2023 and December 31, 2022, respectively	103	55
Additional paid-in capital	126,047,851	122,029,476
Accumulated other comprehensive loss	22,821	(242,602)
Accumulated deficit	(125,007,210)	(116,485,373)
TOTAL STOCKHOLDERS’ EQUITY	1,063,565	5,301,556
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,517,035	$11,344,255

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-18 reverse stock split, which was effective December 21, 2023.

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended December 31,
	2023	2022

Revenues
Services	$2,218,885	$1,789,720
License fees	4,342,010	4,584,052
Hardware	1,194,010	646,486
Total revenues	7,754,905	7,020,258

Costs and other expenses
Cost of services	861,936	722,152
Cost of license fees	1,174,919	906,417
Cost of hardware	700,231	411,001
Cost of hardware reserve	3,586,500	400,000
Total costs and other expenses	6,323,586	2,439,570
Gross Profit	1,431,319	4,580,688

Operating expenses
Selling, general and administrative	7,862,710	9,364,887
Research, development and engineering	2,394,926	3,252,236
Reversal of earnout payable – Swivel acquisition	-	(500,000)
Impairment of goodwill	-	2,387,193
Total operating expenses	10,257,636	14,504,316
Operating loss	(8,826,317)	(9,923,628)

Other income (expense)
Interest income	11,533	233
Gain from sale of asset	20,000	-
Loss on foreign currency transactions	(39,000)	-
Investment-debt security reserve	-	(452,821)
Loan transaction costs	-	(1,147,456)
Change in fair value of convertible note	396,203	(396,203)
Interest expense	(218,270)	(10,462)
Total other income (expense)	170,466	(2,006,709)

Loss before provision for income tax benefit	(8,655,851)	(11,930,337)

Provision for income tax benefit	134,014	20,434

Net loss	$(8,521,837)	$(11,909,903)

Comprehensive loss:
Net loss	$(8,521,837)	$(11,909,903)
Other comprehensive loss- Foreign translation adjustment	265,423	(242,602)
Comprehensive loss	$(8,256,414)	$(12,152,505)

Basic and Diluted Loss per Common Share	$(15.21)	$(27.26)

Weighted Average Shares Outstanding:
Basic and Diluted	560,278	436,821

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-18 reverse stock split, which was effective December 21, 2023.

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares (1)	Amount	Capital	Income (Loss)	Deficit	Total
Balance as of December 31, 2021	478,475	$48	$120,190,877	$-	$(104,575,470)	$15,615,455
Issuance of common stock for directors’ fees	2,202	-	76,043	-	-	76,043
Issuance of restricted common stock to employees	15,444	1	(1)	-	-	-
Forfeiture of restricted stock	(583)	-	-	-	-	-
Issuance of common stock pursuant to Swivel purchase agreement	14,948	2	600,001	-	-	600,003
Issuance of common stock for note issuance fees	38,889	4	699,996	-	-	700,000
Issuance of warrant in conjunction with note payable	-	-	94,316	-		94,316
Issuance of common stock for employee stock purchase plan	3,364	-	56,380	-	-	56,380
Share based compensation for employee stock purchase plan	-	-	18,787	-	-	18,787
Foreign currency translation adjustment	-	-		(242,602)	-	(242,602)
Share-based compensation	-	-	293,077	-	-	293,077
Net loss	-	-	-	-	(11,909,903)	(11,909,903)
Balance as of December 31, 2022	552,739	$55	$122,029,476	$(242,602)	$(116,485,373)	$5,301,556
Issuance of common stock for directors’ fees	3,078	-	39,007	-	-	39,007
Issuance of restricted common stock to employees	16,404	1	(1)	-	-	-
Forfeiture of restricted stock	(3,752)	-	(3,105)	-	-	(3,105)
Exercise of warrants	177,889	18	302	-	-	320
Issuance of warrants	-	-	3,403,322	-	-	3,403,322
Issuance of stock for securities purchase agreements	283,472	29	892,909	-	-	892,938
Issuance of common stock for employee stock purchase plan	2,947	-	17,478	-	-	17,478
Share based compensation for employee stock purchase plan	-	-	4,343	-	-	4,343
Foreign currency translation adjustment	-	-	-	265,423	-	265,423
Share-based compensation	-	-	225,487	-	-	225,487
Issuance costs	-	-	(561,367)	-	-	(561,367)
Net loss	-	-	-	-	(8,521,837)	(8,521,837)
Balance as of December 31, 2023	1,032,777	$103	$126,047,851	$22,821	$(125,007,210)	$1,063,565

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-18 reverse stock split, which was effective December 21, 2023.

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2023	2022

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(8,521,837)	$(11,909,903)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation	75,136	43,794
Impairment of goodwill	-	2,387,193
Reversal of earnout payable – Swivel acquisition	-	(500,000)
Amortization of intangible assets and write-off	354,558	298,113
Amortization of resalable software license rights	-	48,752
Loan transaction costs	-	1,147,456
Loss on foreign currency	39,000	-
Reserve for investment security	-	452,821
Reserve for inventory	3,586,500	400,000
Reserve for note receivable	-	186,000
Allowance for doubtful account	750,000	360,000
Amortization of debt discount	-	-
Amortization of capitalized contract costs	171,291	106,624
Share based and warrant compensation for employees and consultants	226,725	311,864
Stock based fees to directors	39,007	76,043
Bad debt expense	100,000	130,111
Change in fair value of convertible note	(396,203)	396,203
Deferred income tax benefit	(134,014)	(20,434)
Amortization of operating lease right-of-use assets	160,449	155,353
Change in operating assets and liabilities:
Accounts receivable	(428,742)	(339,383)
Due from factor	(49,820)	-
Capitalized contract costs	(118,028)	(140,681)
Inventory	402,129	106,291
Prepaid expenses and other	(21,465)	(46,655)
Accounts payable	57,725	239,144
Income tax payable	(121,764)
Accrued liabilities	275,561	167,614
Deferred revenue	(71,288)	(120,078)
Operating lease liabilities	(168,376)	(165,276)
Net cash used for operating activities	(3,793,456)	(6,229,034)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Swivel Secure, net of cash acquired of $729,905	-	(623,578)
Receipt of cash from note receivable	-	9,000
Capital expenditures	(1,000)	(82,040)
Net cash used for investing activities	(1,000)	(696,618)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offerings	4,296,260	-
Repayment of convertible notes	(2,200,000)	-
Proceeds from the exercise of warrants	320	-
Costs incurred for issuance of common stock	(561,367)	-
Proceeds from issuance of convertible notes	-	2,002,000
Costs incurred for issuance of convertible note	-	(155,140)
Repayment of government loan	(119,251)	-
Proceeds from Employee Stock Purchase Plan	17,478	56,380
Net cash (used in) provided by financing activities	1,433,440	1,903,240
Effect of exchange rate changes	236,894	(96,112)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,124,122)	(5,118,524)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,635,522	7,754,046
CASH AND CASH EQUIVALENTS, END OF YEAR	$511,400	$2,635,522

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-18 reverse stock split, which was effective December 21, 2023.

The accompanying notes are an integral part of these statements.

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Years ended December 31,
	2023	2022

Cash paid during the year for:
Taxes	$-	$25,682
Interest	$218,270	$10,462

Noncash investing and financing activities:

Accounts receivable acquired from Swivel Secure	$-	$702,886
Equipment acquired from Swivel Secure	$-	$65,640
Other assets acquired from Swivel Secure	$-	$20,708
Intangible assets acquired from Swivel Secure	$-	$762,860
Goodwill resulting from the acquisition from Swivel Secure	$-	$1,258,087
Accounts payable and accrued expenses acquired from Swivel Secure	$-	$431,884
Government loan acquired from Swivel Secure	$-	$544,000
Deferred tax liability from the acquisition of Swivel Secure	$-	$190,715
Common stock issued for acquisition of Swivel Secure	$-	$600,004
Common stock issued for acquisition of note payable	$-	$700,000
Issuance of warrant for acquisition of note payable	$-	$94,316
Operating lease right-of-use asset and liability for new lease	$-	$105,893

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-18 reverse stock split, which was effective December 21, 2023.

The accompanying notes are an integral part of these statements.

BIO-key International, Inc. and Subsidiaries

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2023 and 2022

NOTE A —THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Company, founded in 1993, develops and markets proprietary fingerprint identification biometric technology and software solutions enterprise-ready identity access management solutions to commercial, government and education customers throughout the United States and internationally. The Company was a pioneer in developing automated, finger identification technology that supplements or compliments other methods of identification and verification, such as personal inspection identification, passwords, tokens, smart cards, ID cards, PKI (public key infrastructure), credit cards, passports, driver’s licenses, OTP or other form of possession or knowledge-based credentialing. Additionally, advanced BIO-key® technology has been, and is, used to improve both the accuracy and speed of competing finger-based biometrics.

Going Concern and Basis of Presentation

The Company has historically financed operations through access to the capital markets by issuing convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. As of the date of this report, the Company does not have enough cash for twelve months of operations. The history of significant losses, the negative cash flow from operations, the limited cash resources on hand and the dependence by the Company on its ability, to obtain additional financing to fund its operations after the current cash resources are exhausted raises substantial doubt about the Company's ability to continue as a going concern. The Company has lowered expenses through decreasing spending in marketing, and research and development. In addition, the Company has purchased inventory for projects in Nigeria, which have been delayed in deployment, and is, therefore looking into other markets and opportunities to sell or return the product to generate additional cash.

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

Reverse Stock Split

       All references to issued and outstanding shares for all periods reflect the 1-for-18 reverse stock split, which was effective December 21, 2023.  As a result, all share numbers for all periods, including the number of shares underlying warrants, options, and other convertible securities, and all exercise prices applicable to such warrants, options and convertible securities have been adjusted retrospectively to reflect the 1-for-18 reverse stock split.

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

Deferred Revenue

Deferred revenue includes customer advances and amounts that have been paid by customers for which the contractual maintenance terms have not yet occurred. The majority of these amounts are related to maintenance contracts for which the revenue is recognized ratably over the applicable term, which generally is 12-60 months. Contracts greater than 12 months are segregated as long term deferred revenue. Maintenance contracts include provisions for unspecified when-and-if available product updates and customer telephone support services. At December 31, 2023 and 2022, amounts in deferred revenue were approximately $443,000 and $515,000, respectively.

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

6. Cash Equivalents

Cash equivalents consist of liquid investments with original maturities of three months or less. At December 31, 2023 and 2022, cash equivalents consisted of a money market account.

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

Accounts receivable at December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022

Accounts receivable	$2,207,311	$2,096,569
Allowance for doubtful accounts	(1,005,785)	(573,785)
Accounts receivable, net of allowances for doubtful accounts	$1,201,526	$1,522,784

Bad debt expenses (if any) are recorded in selling, general, and administrative expense.

The allowance for doubtful accounts for the years ended December 31, 2023 and 2022 is as follows:

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions from Reserves	Balance at End of Year

Year ended December 31, 2023 Allowance for Doubtful Accounts	$573,785	$750,000	$(318,000)	$1,005,785
Year ended December 31, 2022 Allowance for Doubtful Accounts	$213,785	$360,000	$-	$573,785

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

9. Impairment or Disposal of Long Lived Assets, including Intangible Assets

The Company reviews long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. In assessing recoverability, the Company must make assumptions regarding estimated future cash flows and discount factors. If these estimates or related assumptions change in the future, the Company may be required to record impairment charges. Intangible assets with determinable lives are amortized over their estimated useful lives, based upon the pattern in which the expected benefits will be realized, or on a straight-line basis, whichever is greater. There were no impairments in 2023 and 2022.

10. Advertising Expense

The Company expenses the costs of advertising as incurred. Advertising expenses for 2023 and 2022 were approximately $340,000 and $842,000, respectively.

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

12. Earnings Per Share of Common Stock (“EPS”)

The Company’s EPS is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuances of common stock, such as stock issuable pursuant to the exercise of stock options and warrants, when the effect of their inclusion is dilutive. All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-18 reverse stock split, which was effective December 21, 2023.

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

The following table presents share-based compensation expenses included in the Company’s consolidated statements of operations:

	Year ended
	December 31,
	2023	2022

Selling, general and administrative	$209,134	$310,017
Research, development and engineering	56,598	77,890
	$265,732	$387,907

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

The Company issued a convertible note which included an original issue discount, conversion features and a detachable warrant, as further discussed in Note M. The detachable warrant represents a freestanding, separable equity-linked financial instrument recorded at fair value. The fair value of the detachable warrant was calculated using a Black-Scholes valuation model. The Company elected the fair value option for the convertible debt which was determined based on significant unobservable inputs including the likelihood of default, the estimated date at which the default could take place, and the present value discount rate, which causes it to be classified as a Level 3 measurement within the fair value hierarchy. The fair value option requires recognition at fair value upon issuance and on each balance sheet date thereafter. Changes in the estimated fair value are recognized as change in fair value of convertible note in the consolidated statements of operations. As a result of applying the fair value option, direct costs and fees related to the issuance of the convertible note were expensed and not deferred.

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

3. Default interest rate – 18%

4. Increase in principal upon a default – 30%

5. Present value discount rate – 15.18%

6. Likelihood of default – estimated to be 50% at the extended maturity date

The following table shows the changes in fair value measurements for the convertible note using significant unobservable inputs (Level 3) during the year ended December 31, 2023:

Beginning balance	$2,596,203
Purchases and issuances	(2,200,000)
Day one change in value of hybrid instrument	(396,203)
Ending balance	$-

18. Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), referred to herein as ASU 2016- 13, which significantly changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the existing incurred loss model with an expected credit loss model that requires entities to estimate an expected lifetime credit loss on most financial assets and certain other instruments. Under ASU 2016-13 credit impairment is recognized as an allowance for credit losses, rather than as a direct writedown of the amortized cost basis of a financial asset. The impairment allowance is a valuation account deducted from the amortized cost basis of financial assets to present the net amount expected to be collected on the financial asset. Once the new pronouncement is adopted by the Company, the allowance for credit losses must be adjusted for management’s current estimate at each reporting date. The new guidance provides no threshold for recognition of impairment allowance. Therefore, entities must also measure expected credit losses on assets that have a low risk of loss. For instance, trade receivables that are either current or not yet due may not require an allowance reserve under currently generally accepted accounting principles, but under the new standard, the Company will have to estimate an allowance for expected credit losses on trade receivables under ASU 2016-13. ASU 2016-13 is effective for the Company for annual periods, including interim periods within those annual periods, beginning on January 1, 2023. The Company has adopted the accounting standard.

NOTE B—REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the years ended December 31, 2023 and 2022:

	North				December 31,
	America	Africa	EMESA*	Asia	2023

License fees	$1,971,348	$552,630	$1,801,381	$16,651	$4,342,010
Hardware	147,815	0	1,013,295	32,900	1,194,010
Services	1,116,935	101,816	981,848	18,286	2,218,885
Total revenues	$3,236,098	$654,446	$3,796,524	$67,837	$7,754,905

	North				December 31,
	America	Africa	EMESA*	Asia	2022

License fees	$1,856,814	$517,161	$2,124,088	$85,989	$4,584,052
Hardware	422,275	25,833	19,914	178,464	646,486
Services	1,270,067	83,306	436,293	54	1,789,720
Total revenues	$3,549,156	$626,300	$2,580,295	$264,507	$7,020,258

* EMESA – Europe, Middle East, South America

Revenue recognized during the year ended December 31, 2023 from amounts included in deferred revenue at the beginning of the year was approximately $467,000. Revenue recognized during the year ended December 31, 2022 from amounts included in deferred revenue at the beginning of the year was approximately $489,000. Total deferred revenue (contract liability) was approximately $443,000 and $515,000 at December 31, 2023 and 2022, respectively.

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

NOTE C—SWIVEL SECURE EUROPE, SA ACQUISITION

On March 8, 2022, the Company completed the acquisition of 100% of the issued and outstanding capital stock of Swivel Secure based in Madrid, Spain, pursuant to the terms of a stock purchase agreement. The aggregate purchase price consisted of a base purchase price of $1.75 million, subject to closing adjustments based on the closing date working capital, indebtedness and unpaid transaction expenses, and an earn-out of $500,000. The earn-out was payable based on Swivel Secure generating $3,000,000 of revenue and $1,000,000 of operating profit during an earn-out period commencing on the closing date and ending on January 31, 2023, which was not attained. At the closing, the Company made a cash payment of $1.27 million and issued 14,948 shares of common stock of which 4,983 shares were held back by the Company to secure certain indemnification obligations under the stock purchase agreement. The shares of Company common stock were priced at $2.23, the contractual 20 day volume-weighted average price of the Company’s common stock immediately prior to the payment date as reported on the Nasdaq Capital Market.

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

The following table presents the final fair values and useful lives of the identifiable intangible assets acquired:

		Estimated useful
		life
	Amount	(in years)
Customer relationships	$762,860	7
Total identifiable intangible assets	$762,860

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

The Company maintains its cash and cash equivalents with various financial institutions, which, at times may exceed insured limits. The exposure to the Company is solely dependent upon daily bank balances and the respective strength of the financial institutions. The Company was not in excess of coverage at December 31, 2023. The Company was in excess of coverage of approximately $2,000,000 December 31, 2022. The Company has not incurred any losses on these accounts.

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

For the year ended December 31, 2023  three customers accounted for 34% of total revenue. For the year ended December 2022, no customer accounted for greater than 10% of total revenue.

At December 31, 2023, three customers accounted for 66% of the total accounts receivable. At December 31, 2022, one customer accounted for 35% of total accounts receivable.

NOTE F—NOTE RECEIVABLE

During the third quarter of 2020, the Company loaned $295,000 as an advance to Technology Transfer Institute (“TTI”) to aid in fulfilling the African contracts. The note did not bear any interest if paid within the nine (9) monthly installments beginning December 31, 2020. The note bore a default rate of 5%. Due to the ongoing delays in payment, the Company reserved $186,000 of the note as an allowance. On February 17, 2022, the Company amended the note to modify the payment terms to provide for lower monthly payments, with an updated maturity date on or before December 6, 2023. On May 5, 2022, the Company amended the note to modify the payment terms to eight biweekly installments of $1,000 beginning February 25, 2022, nineteen consecutive monthly installments of $15,000 beginning on July 6, 2022, and $2,000 on or before February 6, 2024. The payments are behind schedule. Due to the delay in payments, the Company has increased the allowance for the remainder of the balance owed under the note in 2022. The Company is continuing to pursue payment with an outside collection agency. A member of the Company's board of directors served as Chief Executive Officer of TTI until August 12, 2020.

	December 31,	December 31,
	2023	2022

Note receivable	$-	$195,000
Repayment of note	-	(9,000)
Allowance for doubtful account	-	(186,000)
Note receivable, net of allowance	-	-
Current portion, net of allowance	$-	$-
Noncurrent portion, net of allowance	$-	$-

NOTE G—INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or realizable value. The Company periodically evaluates inventory items and establishes reserves for obsolescence accordingly. The Company also reserves for excess quantities, slow moving goods, and for other impairment of value based upon assumptions of future demand and market conditions. The reserve on inventory in 2022 and 2023 is due to slow moving inventory purchased for projects in Nigeria. The Company is looking into other markets and opportunities to sell or return the product.

Inventory is comprised of the following as of December 31:

	2023	2022

Finished goods	$4,373,056	$4,764,643
Fabricated assemblies	59,184	69,726
Reserve on finished goods	(3,986,500)	(400,000)
Total inventory	$445,740	$4,434,369

NOTE H—RESALABLE SOFTWARE LICENSES RIGHTS

On December 31, 2015, the Company purchased third-party software licenses in the amount of $180,000 in anticipation of a large pending deployment that has yet to materialize. The Company was amortizing the total cost at the greater of the actual unit cost per license sold or straight-line amortization over 10 years. Since the license purchase, the actual per unit cost (actual usage) of such license rights in the cumulative amount of $141,190 has been charged to cost of sales. Since the Company did not receive any sales for the license in 2021 or 2022, it accelerated the amortization for the balance of the license in 2022, leaving a carrying balance of $0 as of both  December 31, 2023 and 2022. A total of $48,752 was charged to cost of sales during the year ended December 31, 2022.

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

NOTE J—EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following as of December 31:

	2023	2022

Equipment	$1,012,958	$825,058
Furniture and fixtures	225,978	225,978
Software	49,143	49,143
Leasehold improvements	34,903	34,903
	1,322,982	1,135,082

Less accumulated depreciation and amortization	(1,102,805)	(1,027,669)

Total	$220,177	$107,413

Depreciation was $75,136 and $43,794 for 2023 and 2022, respectively. Amounts are recorded in selling, general, and administrative expense as well as in cost of services.

NOTE K—INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following as of December 31:

	2023	2022

Trade name	$130,000	$130,000
Proprietary software	420,000	420,000
Customer relationships	1,692,860	1,692,860
Patents and patents pending	365,080	365,080
	2,607,940	2,607,940

Less accumulated amortization	(1,199,950)	(845,115)

Total	$1,407,990	$1,762,825

Aggregate amortization expense for 2023 and 2022 was approximately $355,000 and $298,000, respectively. Estimated minimum amortization expense based on straight line amortization of the software license rights for each of the next five years and thereafter approximates the following:

Years ending December 31
2024	$311,000
2025	$267,000
2026	$224,000
2027	$223,000
2028	$141,000
Thereafter	$241,990
Total	$1,407,990

Goodwill

The Company concluded the amounts in goodwill had been fully impaired and accordingly wrote-off the entire balance in full as at December 31, 2022.

NOTE L—ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31:

	2023	2022

Compensation	$326,007	$377,958
Compensated absences	327,252	378,874
Accrued legal and accounting fees	264,976	110,008
Taxes	152,986	7,000
Employee expenses reimbursement	124,209	114,209
Sales tax payable	19,282	17,594
Other	91,136	3,480

Total	$1,305,848	$1,009,123

NOTE M—CONVERTIBLE NOTE PAYABLE

Securities Purchase Agreement dated December 22, 2022

On December 22, 2022, the Company entered into and closed a securities purchase agreement (the “Purchase Agreement”) which issued a $2,200,000 principal amount senior secured promissory note (the “Note”). At closing, a total of $2,002,000 was funded, with the proceeds to be used for general working capital.

The principal amount of the Note was due six months following the date of issuance, subject to one six-month extension by the Company. Interest under the Note accrues at a rate of 10% per annum, payable monthly through month six and at the rate of 12% per annum in months seven through twelve, payable monthly. The Note is secured by a lien on substantially all of the Company’s assets and properties can be prepaid in whole or in part without penalty at any time.

In connection with the issuance of the Note, the Company issued to the investor 38,889 shares of Common Stock (the “Commitment Shares”) valued at $18.00 per share and a warrant (the “Warrant”) to purchase 11,112 shares of common stock (the “Warrant Shares”) at an exercise price of $54.00 per share, exercisable commencing on the date of issuance with a term of five years. The warrant was valued at $94,316 (see Note P. #3).

On October 31, 2023 the Company repaid $1,400,000 of principal due under the Note, and on December 21, 2023 the Company repaid the remaining principal balance of $800,000 due under the Note.

       As of December 31, 2023, the Note was paid in full.

NOTE N—LEASES

The Company’s leases office space in New Jersey, Minnesota, New Hampshire, Madrid and Hong Kong with lease termination dates in 2023 and 2024. The property leased in China is paid monthly as used, without a formal agreement. The following tables present the components of lease expense and supplemental balance sheet information related to the operating leases were:

	Year ended	Year ended
	December 31,	December 31,
	2023	2022
Lease cost
Operating lease cost	$166,161	$254,649
Total lease cost	$166,161	$254,649

Balance sheet information
Operating right-of-use assets	$36,905	$197,355

Operating lease liabilities, current portion	$37,829	$159,665
Operating lease liabilities, non-current portion	-	37,829
Total operating lease liabilities	$37,829	$197,494

Weighted average remaining lease term (in years) – operating leases	0.67	0.96
Weighted average discount rate – operating leases	5.50%	5.50%

Supplemental cash flow information related to leases were as follows:

Cash paid for amounts included in the measurement of operating lease liabilities	$213,783	$259,558

Maturities of operating lease liabilities were as follows as of December 31, 2023:

2024	$38,808
2025	-
Total future lease payments	$38,808
Less: imputed interest	(979)
Total	$37,829

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

Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of December 31, 2023, the Company was not a party to any pending lawsuits.

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

Issuances of Common Stock

On December 22, 2022, the Company issued the Commitment Shares. See Note M - Convertible Note Payable for more information.

On March 8, 2022, the Company issued 14,948 shares of common stock of which 4,983 shares were held back by the Company to secure certain indemnification obligations under the Swivel Secure stock purchase agreement. The shares of Company common stock were issued at a total cost of $600,004, priced at $40.14, based on the contractual 20-day volume-weighted average price of the Company’s common stock immediately prior to the payment date as reported on the Nasdaq Capital Market.

On June 18, 2021, the stockholders approved the 2021 Employee Stock Purchase Plan. Under the terms of this plan, 43,834 shares of common stock are reserved for issuance to employees and officers of the Company at 85% of the lower of the closing price of the common stock as reported on the Nasdaq Capital Market at the first day or the last day of the offering period. Eligible employees are granted an option to purchase shares under the plan funded by payroll deductions. The Board may suspend or terminate the plan at any time, otherwise the plan expires June 17, 2031. During 2023 and 2022, 2,947, and 3,364 shares respectively were issued under the ESPP to employees, which resulted in a $4,343, and $18,787 non-cash compensation expense respectively for the Company.

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

The Company issued 16,404 shares of restricted common stock to certain employees of the Company and 3,752 of shares of restricted common stock were forfeited during fiscal year 2023. The Company issued 15,444 shares of restricted common stock to certain employees of the Company and 583 of shares of restricted common stock were forfeited during fiscal year 2022.  These shares vest in equal annual installments over a three-year period from the date of grant.

Restricted stock compensation for the years ended December 31, 2023 and 2022 was $205,517 and $218,552, respectively.

Issuances to Directors, Executive Officers & Consultants

During the 2023 and 2022 years, the Company issued 3,078 and 2,202 shares of common stock respectively to its directors in lieu of payment of board fees, valued at $39,007 and $76,043 respectively.

Warrants

Warrants Issued with Convertible Note:

See Note M - Convertible Note Payable for the warrant issued with a convertible note in 2022.

Valuation Assumptions for Warrants:

The Company records the warrants at their fair value which is determined using the Black-Scholes valuation model on the date of the grant. The fair value of the warrants issued in 2023 and 2022 were estimated with the following assumptions:

	Years ended
	December 31,
	2023	2022
Weighted average risk-free interest rate	4.63%	3.70%
Weighted average exercise price	$3.15	$3.00
Weighted average exercise period	5	5
Weighted average Volatility of stock price	817%	108.60%

The volatility for each issuance is determined based on the review of the experience of the weighted average of historical daily price changes of the Company’s common stock over the expected exercise period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the years to maturity.

A summary of warrant activity is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Total	exercise	life	intrinsic
	Warrants	price	(in years)	value

Outstanding, as of December 31, 2021	260,525	106.42	3.48	—
Granted	11,112	54.00
Exercised	—	—
Forfeited	—	—
Expired	(965)	518.40
Outstanding, as of December 31, 2022	270,672	$104.95	2.59	—
Granted	2,534,148	3.15
Exercised	(177,890)	0.0018
Forfeited	—	—
Expired	(438)	—
Outstanding, as of December 31, 2023	2,626,492	$19.09	4.37	—

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $3.00, $10.62, and $39.78 as of December 31, 2023, 2022 and 2021, respectively, which would have been received by the warrant holders had all warrant holders exercised their options as of that date. There were no in-the-money warrants exercisable as of December 31, 2023, 2022 and 2021.

NOTE Q—STOCK OPTIONS

       2023 Stock Incentive Plan

       On December 14, 2024, the stockholders approved the 2023 Stock Incentive Plan.  The 2023 Plan reserves 333,334 shares of common stock for issuance of options, restricted stock, and other equity based awards to employees, officers, directors, consultants advisors and independent contractors of the Company. Options are issued at exercise prices which may not be below 100% of fair market value (or 110% of the fair market value if, at the time the option is granted, the participant owns, directly or indirectly, more than 10% of the total combined voting power of all classes of our stock) and have terms not to exceed ten years. Options issued under the 2023 Plan vest pursuant to the terms of stock option agreements with the recipients. In the event of a change in control, certain awards issued under this plan may be subject to additional acceleration of vesting as may be provided in the participants’ written agreement. The 2023 Plan expires on December 13, 2033, unless terminated earlier. No awards have yet been granted under the 2023 Plan.

2015 Stock Option Plan

On January 27, 2016, the stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan initially reserved 10,417 shares of common stock for issuance of options, restricted stock, and other equity based awards to employees, officers, directors, and consultants of the Company. In 2021, the stockholders approved an amendment to the 2015 to increase the shares of common stock authorized for issuance under the 2015 Plan from 10,417 shares to 43,834 shares together with other technical changes. The term of stock options granted under the 2015 Plan, may not exceed ten years, exercise prices may not be below 100-110% of fair market value, and vesting occurs over time periods set forth in written agreements with the recipients. In the event of a change in control, certain stock awards issued under the 2015 Plan may be subject to additional acceleration of vesting as may be provided in the participants’ written agreement. The 2015 Plan expires in December 2025.

Non-Plan Stock Options

Periodically, the Company has granted options outside of the 2015 Plan to various employees and consultants. In the event of change in control, as defined, certain of the non-plan options outstanding vest immediately.

Stock Option Activity

Information summarizing option activity is as follows:

					Weighted
				Weighted	average
	Number of Options			average	remaining	Aggregate
	2015	Non	Total	exercise	life	intrinsic
	Plan	Plan		price	(in years)	value

Outstanding, as of December 31, 2021	5,072	6,771	11,843	$299.61	3.03	$0
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	(530)	(530)	311.11
Outstanding, as of December 31, 2022	5,072	6,241	11,313	$299.07	2.07	$0
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(151)	—	(151)	94.44
Expired	(1,548)	(348)	(1,896)	256.30
Outstanding, as of December 31, 2023	3.373	5,893	9,266	$311.16	0.96	$0
Vested or expected to vest at December 31, 2023			9,266	$311.16	0.96	$0
Exercisable at December 31, 2023			9,266	$311.16	0.96	$0

The options outstanding and exercisable at December 31, 2023 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		average	average		average
	Number of	exercise	remaining	Number	exercise
Range of exercise prices	shares	price	life (in years)	exercisable	price
$93.60 - 169.92	2,205	$136.65	2.85	2,205	$136.65
$169.93 - 504.00	7,061	365.66	0.38	7,061	365.66
$93.60 - 504.00	9,266			9,266

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $3.00, $10.62, and $39.78 as of December 31, 2023, 2022 and 2021, respectively, which would have been received by the option holders had all option holders exercised their options as of that date. There were no in-the-money options exercisable as of December 31, 2023, 2022 and 2021.

The weighted average fair value of options granted during the years ended December 31, 2023 and 2022 was $0 as no options were granted in either year. The total intrinsic value of options exercised during the years ended December 31, 2023 and 2022 was $0 as no options were exercised in either year. The total fair value of shares vested during the years ended December 31, 2023 and 2022 was $18,310 and $100,668, respectively.

As of December 31, 2023, there was no future forfeiture adjusted compensation costs related to nonvested stock options.

NOTE R—INCOME TAXES

The components of net loss consist of the following:

	Year ended	Year ended
	December 31,	December 31,
	2023	2022

United States	$(7,279,970)	$(10,416,593)
Hong Kong	(627,146)	(458,839)
Nigeria	(203,700)	(143,499)
Spain	(411,021)	(890,972)
Total	$(8,521,837)	$(11,909,903)

There was no provision for current federal, foreign or state taxes for both of the years ended December 31, 2023 and 2022 as a result of taxable losses incurred in these jurisdictions. The provision for income tax benefits consist of the following (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2023	2022

Current – federal,	$-	$-
state
foreign	40,986
Deferred- Federal		1,175,000
States		122,000
Foreign	(175,000)	(20,434)
Total	(134,014)	1,276,566
Change in valuation allowance		(1,297,000)

Provision for income tax expense (benefit)	$(134,014)	$(20,434)

Significant components of deferred tax assets and liabilities are as follows at December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,
	2023	2022

Accrued compensation	$112,201	$113,000
Allowance for doubtful accounts	90,405	169,000
Research and development expenses	1,017,551	633,000
Capital loss carry forward	114,251	114,000
Stock-based compensation	32,408	456,000
Equipment and leasehold improvements	(12,353)	(19,000)
Intangible assets - US	-	341,000
Intangible assets - Foreign	(145,000)	(170,000)
Reserve - Foreign	150,000	-
Inventory reserve	828,668	89,000
Interest expense	-	44,000
Operating lease liabilities	-	44,000
Other	1,000	-
Tax credits	1,748,235	-
Operating lease right-of-use assets	206	(44,000)
Net operating loss and research and credit carryforwards	13,277,118	15,248,000
Valuation allowance	(17,214,690)	(17,188,000)

Net deferred tax liability	$-	$(170,000)

The Company has a valuation allowance against the full amount of its net deferred taxes due to the uncertainty of realization of the deferred tax assets due to operating loss history of the Company. The Company currently provides a valuation allowance against deferred taxes when it is more likely than not that some portion, or all of its deferred tax assets will not be realized. The valuation allowance could be reduced or eliminated based on future earnings and future estimates of taxable income. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. At December 31, 2023 and 2022, the Company provided a valuation allowance on its net deferred tax assets of $17,239,173 and $17,188,000, respectively.

As of December 31, 2023, the Company has U.S. federal net operating loss carryforwards of approximately $60.3 million. Approximately $39.7 million are subject to expiration between 2024 and 2037, and $18.6 million net operating loss carryforwards have no expiration date. These net operating loss carryforwards could be subject to the limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company. In addition, the Company has net operating loss carry forwards from various states of approximately $5.3 million which expire from 2026 through 2042.

A reconciliation of the effective income tax rate on operations reflected in the statements of operations to the US federal statutory income tax rate is presented below.

	Year ended	Year ended
	December 31,	December 31,
	2023	2022

Federal statutory income tax rate	21%	21%
State taxes, net of federal benefit	(1.41)	0.9
Permanent differences	1.97	(4.7)
Expiration of net operating loss and research credit carryforwards	(7.84)	(5.7)
Expiration and forfeiture of stock options	-	(0.3)
foreign rate differential	(5.84)
rate change	(1.05)
Other	(9.08)	(0.5)
Valuation allowance	(0.24)	(10.9)

Effective tax rate	(2.5)%	(0.2)%

The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The periods from 2019 through 2022 remain open to examination by the IRS and state jurisdictions.

The Company's subsidiary in Nigeria has not filed its required returns since inception. Management believes that when the returns are filed, no taxes will be owed due to the losses incurred during those periods. The Company is not subject to minimum tax during the first four years of operations. As a result, management could not calculate the amount of net operating loss carryforwards that are available to offset future taxable income.

The Company's subsidiary in Hong Kong has not filed its required returns in several years. Management believes that when the returns are filed, no taxes will be owed due to losses incurred during those periods. As a result, management could not calculate the amount of net operating loss carryforwards are available to offset future taxable income.

The Company believes it is not subject to any tax audit risk beyond those periods. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense incurred during the years ended December 31, 2023 and 2022.

NOTE S

The Company has established a savings plan under section 401(k) of the Internal Revenue Code. All employees of the Company, after completing one day of service, are eligible to enroll in the 401(k) plan. Participating employees may elect to defer a portion of their salary on a pre-tax basis up to the limits as provided by the IRS Code. The Company is not required to match employee contributions but may do so at its discretion. The Company made no matching contributions during the years ended December 31, 2023 and 2022.

NOTE T—EARNINGS PER SHARE (EPS)

       The following table summarizes the weighted average securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive.

	Years ended December 31,
	2023	2022

Stock options	-	-
Warrants	1,913,566	-
Total	1,913,566	-

Items excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Years ended December 31,
	2023	2022

Stock options	9,266	11,313
Warrants	270,234	270,672
Total	279,500	281,985

NOTE U—QUARTERLY FINANCIAL DATA (UNAUDITED AND RESTATED)

           The Company is providing restated quarterly unaudited consolidated financial information for interim periods occurring within the year ended December 31, 2023.

          The need for the restatement arose out of the results of certain financial analysis the Company performed in the course of preparing its fiscal year-end 2023 consolidated financial statements. In the course of the audit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2023, the Company determined that certain errors were made which require the restatement of the Company’s previously issued financial statements for the interim periods occurring within the year ended December 31, 2023. These errors resulted in the overstatement of accounts receivable and revenue, understatements in certain allowances for accounts receivable and certain reserves for inventory, and an understatement of net loss and total stockholders’ equity which errors may also impact other amounts included in the financial statements. The Company attributes the errors principally to a material weakness in internal controls over the recording and processing of revenues, allowances for accounts receivable and certain reserves for inventory, which the Company is working to remediate in fiscal year 2024.

           The restated consolidated balance sheet line items for the first, second and third fiscal quarters of 2023 are as follows:

		Originally Reported			Adjustment			Restated
	Three Months Ended	Six Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended	Nine Months Ended
	March 31, 2023	June 30, 2023	September 30, 2023	March 31, 2023	June 30, 2023	September 30, 2023	March 31, 2023	June 30, 2023	September 30, 2023

Accounts receivable, net	$3,362,203	$3,178,785	$2,799,218	$(900,000)	$(1,100,000)	$(1,300,000)	$2,462,203	$2,078,785	$1,499,218
Inventory	4,427,815	4,384,098	4,289,213	(500,000)	(1,500,000)	(2,500,000)	3,927,815	2,884,098	1,789,213
Total current assets	8,936,084	8,531,330	7,820,339	(1,400,000)	(2,600,000)	(3,800,000)	7,536,084	5,931,330	4,020,339
Accumulated deficit	(116,773,695)	(118,196,573)	(118,834,397)	(1,400,000)	(2,600,000)	(3,800,000)	(118,173,695)	(120,796,573)	(122,634,397)
Total Stockholders' Equity	5,156,755	3,845,091	3,314,451	(1,400,000)	(2,600,000)	(3,800,000)	3,756,755	1,245,091	(485,549)
Total Liabilities and Stockholders' Equity	11,106,057	10,583,245	9,749,380	(1,400,000)	(2,600,000)	(3,800,000)	9,706,057	7,983,245	5,949,380

        The restated line items of the consolidated statements of comprehensive income for the three-month periods ended March 31, 2023, June 30, 2023, and September 30, 2023 are as follow:

		Originally Reported			Adjustment			Restated

	Q1	Q2	Q3	Q1	Q2	Q3	Q1	Q2	Q3

License fees	$2,478,556	$1,235,771	$950,015	$(900,000)	-	-	$1,578,556	$1,235,771	$950,015
Total revenues	3,083,767	1,928,929	1,817,108	(900,000)	-	-	2,183,767	1,928,929	1,817,108
Cost of hardware - Reserve	-	-	-	500,000	1,000,000	1,000,000	500,000	1,000,000	1,000,000
Total costs and other expenses	820,274	606,111	476,604	500,000	1,000,000	1,000,000	1,320,274	1,606,111	1,476,604
Gross profit	2,263,493	1,322,818	1,340,504	(1,400,000)	(1,000,000)	(1,000,000)	863,493	322,818	340,504
Selling, general and administrative	1,931,732	1,943,164	1,547,376	-	200,000	200,000	1,931,732	2,143,164	1,747,376
Total Operating Expenses	2,621,891	2,501,345	2,106,062	-	200,000	200,000	2,621,891	2,701,345	2,306,062
Operating loss	(358,398)	(1,178,527)	(765,558)	(1,400,000)	(1,200,000)	(1,200,000)	(1,758,398)	(2,378,527)	(1,965,558)
Loss before provision for income tax	(288,322)	(1,279,878)	(638,013)	(1,400,000)	(1,200,000)	(1,200,000)	(1,688,322)	(2,479,878)	(1,838,013)
Net loss	(288,322)	(1,422,878)	(637,824)	(1,400,000)	(1,200,000)	(1,200,000)	(1,688,322)	(2,479,878)	(1,838,013)
Comprehensive Net loss	(288,322)	(1,422,878)	(637,824)	(1,400,000)	(1,200,000)	(1,200,000)	(1,688,322)	(2,479,878)	(1,838,013)
Comprehensive loss	(216,176)	(1,402,994)	(602,460)	(1,400,000)	(1,200,000)	(1,200,000)	(1,616,176)	(2,459,994)	(1,802,649)
Basic and Diluted Loss per Common Share	(0.52)	(2.56)	(1.12)	(2.52)	(2.16)	(2.11)	(3.04)	(4.45)	(3.22)

        The restated line items of the consolidated statements of comprehensive income for the six-month period ended  June 30, 2023 and nine-month period ended September 30, 2023 are as follows:

	Originally Reported		Adjustment		Restated
	Six Months Ended	Nine Months Ended	Six Months Ended	Nine Months Ended	Six Months Ended	Nine Months Ended
	June 30, 2023	September 30, 2023	June 30, 2023	September 30, 2023	June 30, 2023	September 30, 2023

License fees	$3,714,327	$4,664,341	$(900,000)	$(900,000)	$2,814,327	$3,764,341
Total revenues	5,012,696	6,829,804	(900,000)	(900,000)	4,112,696	5,929,804
Cost of hardware - reserve	-	-	1,500,000	2,500,000	1,500,000	2,500,000
Total costs and other expenses	1,426,385	1,902,989	1,500,000	2,500,000	2,926,385	4,402,989
Gross profit	3,586,311	4,926,815	(2,400,000)	(3,400,000)	1,186,311	1,526,815
Selling, general and administrative	3,874,896	5,422,272	200,000	400,000	4,074,896	5,822,272
Total Operating Expenses	5,123,237	7,229,298	200,000	400,000	5,323,237	7,629,298
Operating loss	(1,536,926)	(2,302,483)	(2,600,000)	(3,800,000)	(4,136,926)	(6,102,483)
Loss before provision for income tax	(1,568,200)	(2,206,212)	(2,600,000)	(3,800,000)	(4,168,200)	(6,006,212)
Net loss	(1,711,200)	(2,349,023)	(2,600,000)	(3,800,000)	(4,311,200)	(6,149,023)
Comprehensive net loss	(1,711,200)	(2,349,023)	(2,600,000)	(3,800,000)	(4,311,200)	(6,149,023)
Comprehensive loss	(1,619,170)	(2,221,629)	(2,600,000)	(3,800,000)	(4,219,170)	(6,021,629)
Basic and Diluted Loss per Common Share	(3.07)	(4.12)	(4.67)	(6.67)	(7.74)	(10.79)

NOTE V—SUBSEQUENT EVENTS

On January 4, 2024, the Company issued 347,000 shares of common stock upon the exercise of prefunded warrants.

On January 5, 2024, the Company issued 142,000 shares of common stock upon the exercise of prefunded warrants.

              On January 12, 2024, the Company issued 158,000 shares of common stock upon the exercise of prefunded warrants.

              On February 15, 2024, 243 shares of restricted common stock were forfeited by employees who left the Company before the lapse of the restriction period applicable to such shares.

On March 21, 2024, 73 shares of restricted common stock were forfeited by employees who left the Company before the lapse of the restriction period applicable to such shares.

On March 27, 2024, the Company issued 4,287 shares of common stock to its directors in payment of board fees.

On May 6, 2024, 186 shares of restricted common stock were forfeited by an employee who left the Company before the lapse of the restriction period applicable to such shares.

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

3.10	Certificate of Amendment to Certificate of Incorporation of BIO-key International, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed with the SEC on December 19, 2023)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the registration statement on Form SB-2, File No. 333-16451)

4.2	Common Stock Purchase Warrant dated May 6, 2020 (incorporated by reference to Exhibit 10.7 to the quarterly report on Form 10-Q filed with the SEC on June 8, 2020)

4.3	Common Stock Purchase Warrant dated June 29, 2020 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed with the SEC on July 1, 2020)

4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-1/A, filed with the SEC on July 17, 2020)

4.5	Form of Warrant (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1/A, filed with the SEC on July 17, 2020)

4.6	Form of Common Warrant (incorporated by reference to Exhibit 4.9 to Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on October 26, 2023)

4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.10 to Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on October 26, 2023)

4.8	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.11 to Amendment No. 1 to the Registration Statement on Form S-1, filed with the SEC on October 26, 2023)

4.9	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed with the SEC on December 21, 2023)

4.10	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K filed with the SEC on December 21, 2023)

4.11

BIO-key International, Inc. Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.5 to the annual report on From 10-K filed with the SEC on April 1, 2022

10.1

Employment Agreement by and between BIO-key International, Inc. and Mira LaCous dated November 20, 2001 (incorporated by reference to Exhibit 10.39 to the current report on Form 8-K, filed with the SEC on January 22, 2002)

10.2

Employment Agreement, effective March 25, 2010, by and between the Company and Michael W. DePasquale (incorporated by reference to Exhibit 10.93 to the annual report on Form 10-K, filed with the SEC on March 26, 2010)

10.3

Employment Agreement by and between BIO-key International, Inc. and Cecilia Welch dated May 15, 2013 (incorporated by reference to Exhibit 10.42 to the annual report on Form 10-K, filed with the SEC on March 31, 2014)

10.4

Employment Agreement by and between BIO-key International, Inc. and James Sullivan dated April 5, 2017 (incorporated by reference to Exhibit 10.42 to the annual report on Form 10-K, filed with the SEC on March 29, 2021)

10.5

First Amendment to Lease Agreement by and between BIO-key International, Inc. and BRE/DP MN LLC dated September 12, 2013 (incorporated by reference to Exhibit 10.44 to the annual report on Form 10-K, filed with the SEC on March 31, 2014)

10.6	BIO-key International, Inc. 2015 Equity Incentive Plan (incorporated by reference to Appendix B to the definitive proxy statement filed with the SEC on December 15, 2015)

10.7

Software License Purchase Agreement Dated November 11, 2015 by and among BIO-key Hong Kong Limited, Shining Union Limited, WWTT Technology China, Golden Vast Macao Commercial Offshore Limited, Giant Leap International Limited (incorporated by reference to Exhibit 10.36 to the registration statement on Form S-1 File No. 333-208747 filed with the SEC on December 23, 2015)

10.8

Form Non-Plan Option Agreement between the Company and certain of its directors, officers, employees and contractors (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed with the SEC on May 15, 2017)

10.9

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

10.12	GLP 2nd Amendment to Lease dated July 27, 2018 (incorporated by reference to Exhibit 10.26 to the annual report on Form 10-K, filed with the SEC on April 1, 2019)

10.13	Marlen 4th Amendment to Lease dated June 2, 2018 (incorporated by reference to Exhibit 10.27 to the annual report on Form 10-K, filed with the SEC on April 1, 2019)

10.14	Common Stock Purchase Warrant dated July 10, 2019 (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q, filed with the SEC on August 14, 2019)

10.15	Sales Incentive Agreement with Technology Transfer Institute dated March 25, 2020. (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q, filed with the SEC on June 8, 2020)

10.16	Form of Technology Transfer Institute Warrant. (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q, filed with the SEC on June 8, 2020)

10.17	Common Stock Purchase Warrant dated May 6, 2020. (incorporated by reference to Exhibit 10.7 to the quarterly report on Form 10-Q, filed with the SEC on June 8, 2020)

10.18

Form of Restricted Stock Award Agreement under the BIO-key International, Inc. Amended & Restated 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on August 28, 2020)

10.19	BIO-key International, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the definitive proxy statement filed with the SEC on May 4, 2021)

10.20	BIO-key International, Inc. Amended and Restated 2015 Equity Incentive Plan (incorporated by reference to Appendix B to the definitive proxy statement filed with the SEC on May 4, 2021)

10.21	Management Services Agreement dated March 8, 2022 by and among Swivel Aman-FZCO, Swivel Secure Europe, SA, and Alex Rocha (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed with the SEC on May 23, 2022)

10.22	Option Agreement dated March 8, 2022 by and between the Company and Alex Rocha (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed with the SEC on May 23, 2022)

10.23	Distribution Agreement dated October 23, 2020 by and between Swivel Secure Europe, SA and Swivel Secure Limited (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q filed with the SEC on May 23, 2022) +

10.24	Deed of Variation dated January 26, 2022 by and between Swivel Secure Europe, SA and Swivel Secure Limited (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed with the SEC on May 23, 2022) +

10.25	Securities Purchase Agreement dated December 22, 2022 by and between the Company and AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on December 23, 2022)

10.26	Common Stock Purchase Warrant, dated December 22, 2022 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed with the SEC on December 23, 2022)

10.27	$2,200,000 Senior Secured Promissory Note, dated December 22, 2022 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the SEC on December 23, 2022)

10.28	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.39 to Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on October 26, 2023)

10.29***	BIO-key International, Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on December 19, 2023)

10.30	Securities Purchase Agreement, dated as of December 20, 2023, by and between BIO-key International, Inc. and Dillon Hill Investment Company LLC (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on December 21, 2023)

21.1*	List of subsidiaries of BIO-key International, Inc.

23.1*	Consent of Bush and Associates CPA

23.2*	Consent of Marcum LLP

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Labels

101.PRE*	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

BIO-KEY INTERNATIONAL, INC.

Date: June 5, 2024	By:	/s/ MICHAEL W. DEPASQUALE
Michael W. DePasquale
CHIEF EXECUTIVE OFFICER (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ MICHAEL W. DEPASQUALE	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	June 5, 2024
Michael W. DePasquale

/s/ CECILIA WELCH	Chief Financial Officer (Principal Financial and Accounting Officer)	June 5, 2024
Cecilia Welch

/s/ROBERT J. MICHEL	Director	June 5, 2024
Robert J. Michel

/s/ WONG KWOK FONG	Director	June 5, 2024
Wong Kwok Fong

/s/ CAMERON WILLIAMS	Director	June 5, 2024
Cameron Williams

/s/ MANNY ALIA	Director	June 5, 2024
Manny Alia