Form 10-Q
period 2024-03-31
BIO KEY INTERNATIONAL INC
filed 2024-06-14
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of June 12, 2024 is 1,814,228

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Cash and cash equivalents	$690,449	$511,400
Accounts receivable, net	701,776	1,201,526
Due from factor	8,250	99,320
Inventory	440,194	445,740
Prepaid expenses and other	427,685	364,171
Total current assets	2,268,354	2,622,157
Equipment and leasehold improvements, net	198,238	220,177
Capitalized contract costs, net	349,145	229,806
Operating lease right-of-use assets	23,220	36,905
Intangible assets, net	1,329,985	1,407,990
Total non-current assets	1,900,588	1,894,878
TOTAL ASSETS	$4,168,942	$4,517,035

LIABILITIES
Accounts payable	$1,212,071	$1,316,014
Accrued liabilities	1,189,520	1,305,848
Government loan – BBVA Bank, current portion	135,835	138,730
Deferred revenue, current	755,405	414,968
Operating lease liabilities, current portion	23,797	37,829
Total current liabilities	3,316,628	3,213,389
Deferred revenue, long term	143,727	28,296
Deferred tax liability	22,998	22,998
Government loan – BBVA Bank – net of current portion	149,861	188,787
Total non-current liabilities	316,586	240,081
TOTAL LIABILITIES	3,633,214	3,453,470

Commitments and Contingencies

STOCKHOLDERS’ EQUITY

Common stock — authorized, 170,000,000 shares; issued and outstanding; 1,814,414 and 1,032,777 of $.0001 par value at March 31, 2024 and December 31, 2023, respectively	181	103
Additional paid-in capital	126,092,496	126,047,851
Accumulated other comprehensive loss	(39,454)	22,821
Accumulated deficit	(125,517,495)	(125,007,210)
TOTAL STOCKHOLDERS’ EQUITY	535,728	1,063,565
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,168,942	$4,517,035

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-18 reverse stock split, which was effective December 21, 2023.

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenues
Services	$213,122	$532,522
License fees	1,950,434	1,578,556
Hardware	17,647	72,689
Total revenues	2,181,203	2,183,767
Costs and other expenses
Cost of services	138,849	154,801
Cost of license fees	148,221	620,881
Cost of hardware	12,573	44,592
Cost of hardware - reserve	-	500,000
Total costs and other expenses	299,643	1,320,274
Gross profit	1,881,560	863,493

Operating Expenses
Selling, general and administrative	1,782,973	1,931,732
Research, development and engineering	607,521	690,159
Total Operating Expenses	2,390,494	2,621,891
Operating loss	(508,934)	(1,758,398)
Other income (expense)
Interest income	5	4
Loss on foreign currency transactions	-	(15,000)
Change in fair value of convertible note	-	141,991
Interest expense	(1,356)	(56,919)
Total other income (expense), net	(1,351)	70,076

Loss before provision for income tax	(510,285)	(1,688,322)

Provision for (income tax) tax benefit	-	-

Net loss	$(510,285)	$(1,688,322)

Comprehensive loss:
Net loss	$(510,285)	$(1,688,322)
Other comprehensive income (loss) – Foreign currency translation adjustment	(62,275)	72,146
Comprehensive loss	$(572,560)	$(1,616,176)

Basic and Diluted Loss per Common Share	$(0.32)	$(3.51)

Weighted Average Common Shares Outstanding:
Basic and diluted	1,615,323	480,833

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-18 reverse stock split, which was effective December 21, 2023.

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
		Amount			Deficit	Total
Balance as of January 1, 2024	1,032,777	$103	$126,047,851	$22,821	$(125,007,210)	$1,063,565
Issuance of common stock for directors’ fees	4,287	-	9,003	-	-	9,003
Issuance of common stock to employees	-	-	-	-	-	-
Restricted stock forfeited	(316)	-	-	-	-	-
Exercise of warrants	777,666	78	1,322	-	-	1,400
Foreign currency translation adjustment	-	-		(62,275)	-	(62,275)
Share-based compensation	-	-	47,790	-	-	47,790
Issuance costs	-	-	(13,470)	-	-	(13,470)
Net loss	-	-	-	-	(510,285)	(510,285)
Balance as of March 31, 2024	1,814,414	$181	$126,092,496	$(39,454)	$(125,517,495)	$535,728

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-18 reverse stock split, which was effective December 21, 2023.

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
		Amount			Deficit	Total
Balance as of January 1, 2023	552,739	$55	$122,029,476	$(242,602)	$(116,485,373)	$5,301,556
Issuance of common stock for directors’ fees	855	-	12,002	-	-	12,002
Issuance of common stock to employees	2,222	-	4	-	-	4
Restricted stock forfeited	(1,102)	-	(3,105)	-	-	(3,105)
Foreign currency translation adjustment	-	-	-	72,146	-	72,146
Share-based compensation	-	-	62,474	-	-	62,474
Net loss	-	-	-	-	(1,688,322)	(1,688,322)
Balance as of March 31, 2023	554,714	$55	$122,100,851	$(170,456)	$(118,173,695)	$3,756,755

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-18 reverse stock split, which was effective December 21, 2023.

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(510,285)	$(1,688,322)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	23,808	13,242
Amortization of intangible assets	78,005	81,237
Change in fair value of convertible note	-	(141,991)
Amortization of capitalized contract costs	38,665	37,529
Reserve for inventory	-	500,000
Operating leases right-of-use assets	13,686	66,132
Share and warrant-based compensation for employees and consultants	47,790	59,373
Stock based directors’ fees	9,003	12,002
Bad debts	100,000	-
Change in assets and liabilities:
Accounts receivable	399,749	(898,881)
Due from factor	91,070	(33,000)
Capitalized contract costs	(158,005)	(8,739)
Inventory	5,545	6,554
Prepaid expenses and other	(63,513)	2,219
Accounts payable	(116,012)	88,040
Accrued liabilities	(104,257)	(135,417)
Deferred revenue	455,868	178,755
Operating lease liabilities	(14,033)	(67,544)
Net cash provided by (used in) operating activities	297,084	(1,928,811)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,869)	-
Net cash used in investing activities	(1,869)	-
CASH FLOW FROM FINANCING ACTIVITIES:
Offering costs	(13,470)	-
Proceeds for exercise of warrants	1,400	-
Repayment of government loan	(41,821)	(34,289)
Net cash used in financing activities	(53,891)	(34,289)

Effect of exchange rate changes	(62,275)	49,913

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	179,049	(1,913,187)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	511,400	2,635,522
CASH AND CASH EQUIVALENTS, END OF PERIOD	$690,449	$722,335

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-18 reverse stock split, which was effective December 21, 2023.

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Three Months Ended March 31,
	2024	2023

Cash paid for:
Interest	$1,356	$56,919

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-18 reverse stock split, which was effective December 21, 2023.

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 (Unaudited)

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The balance sheet at March 31, 2024 was derived from the audited financial statements, but does not include all of the disclosures required by GAAP. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on May 31, 2024.

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

Recently Issued Accounting Pronouncements

Effective January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), referred to herein as ASU 2016-13, which significantly changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the existing incurred loss model with an expected credit loss model that requires entities to estimate an expected lifetime credit loss on most financial assets and certain other instruments. Under ASU 2016-13 credit impairment is recognized as an allowance for credit losses, rather than as a direct write-down of the amortized cost basis of a financial asset. The impairment allowance is a valuation account deducted from the amortized cost basis of financial assets to present the net amount expected to be collected on the financial asset. Once the new pronouncement is adopted by the Company, the allowance for credit losses must be adjusted for management’s current estimate at each reporting date. The new guidance provides no threshold for recognition of impairment allowance. Therefore, entities must also measure expected credit losses on assets that have a low risk of loss. For instance, trade receivables that are either current or not yet due may not require an allowance reserve under currently generally accepted accounting principles, but under the new standard, the Company will have to estimate an allowance for expected credit losses on trade receivables under ASU 2016-13. The adoption of ASU 2016-13 had a material effect on the consolidated financial statements of the Company.

In August 2020, the Financial Accounting Standards Board issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 was effective for the Company on January 1, 2024 and should be applied on a full or modified retrospective basis. The adoption of ASU 2016-13 did not have a material effect on the consolidated financial statements of the Company.

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

3.	REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three month periods ended March 31, 2024 and March 31, 2023:

	North				March 31,
	America	Africa	EMESA*	Asia	2024

License fees	$519,244	$1,266,553	$164,637	$-	$1,950,434
Hardware	17,408	-	239	-	17,647
Services	191,481	20,254	1,387	-	213,122
Total Revenues	$728,133	$1,286,807	$166,263	$-	$2,181,203

	North				March 31,
	America	Africa	EMESA*	Asia	2023

License fees	$408,530	$552,630	$546,746	$70,650	$1,578,556
Hardware	24,781	-	47,008	900	72,689
Services	263,858	23,787	239,927	4,950	532,522
Total Revenues	$697,169	$576,417	$833,681	$76,500	$2,183,767

*EMESA – Europe, Middle East, South America

Deferred Revenue

Deferred revenue includes customer advances and amounts that have been paid by customer for which the contractual maintenance terms have not yet occurred. The majority of these amounts are related to maintenance contracts for which the revenue is recognized ratably over the applicable term, which generally is 12-60 months. Contracts greater than 12 months are segregated as long term deferred revenue. Maintenance contracts include provisions for unspecified when-and-if available product updates and customer telephone support services. At March 31, 2024 and December 31, 2023, amounts in deferred revenue were approximately $899,000 and $443,000, respectively. Revenue recognized during the three months ended March 31, 2024 and March 31, 2023 from amounts included in deferred revenue at the beginning of the period was approximately $274,000 and $223,000, respectively. The Company did not recognize any revenue from performance obligations satisfied in prior periods.

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

Accounts receivable at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31,	December 31,
	2024	2023

Accounts receivable	$1,607,561	$2,207,311
Allowance for credit losses	(905,785)	(1,005,785)
Accounts receivable, net of allowances for credit losses	$701,776	$1,201,526

Bad debt expenses are recorded in selling, general, and administrative expense.

5.	SHARE BASED COMPENSATION

The following table presents share-based compensation expenses included in the Company’s unaudited condensed interim consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023

Selling, general and administrative	$47,642	$55,453
Research, development and engineering	9,151	15,922
	$56,793	$71,375

6.	INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or realizable value. The Company periodically evaluates inventory items and establishes reserves for obsolescence accordingly. The Company also reserves for excess quantities, slow moving goods, and for other impairment of value based upon assumptions of future demand and market conditions. Approximately $3,300,000 of the reserve on inventory is due to slow moving inventory purchased for projects in Nigeria, and the balance for other slow-moving inventory. The Company is exploring other markets and opportunities to sell the product. Inventory is comprised of the following as at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023

Finished goods	$4,367,510	$4,373,056
Fabricated assemblies	59,184	59,184
Reserve on finished goods	(3,986,500)	(3,986,500)
Total inventory	$440,194	$445,740

7.	COMMITMENTS AND CONTINGENCIES

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

Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2024, the Company was not a party to any pending lawsuits.

8.	LEASES

The Company’s leases office space in New Jersey, Minnesota, New Hampshire, Madrid and Hong-Kong with lease termination dates in 2024. On August 11, 2023, the Company signed a new one-year lease starting September 1, 2023 for office space in New Jersey. The property leased in China is paid monthly as used, without a formal agreement. The following tables present the components of lease expense and supplemental balance sheet information related to the operating leases were:

	3 Months ended	3 Months ended
	March 31,	March 31,
	2024	2023

Lease cost
Total lease cost	$14,553	$63,973

	March 31,	December 31,
Balance sheet information	2024	2023
Operating right-of-use assets	$23,220	$36,905

Operating lease liabilities, current portion	$23,797	$37,829
Operating lease liabilities, non-current portion	-	-
Total operating lease liabilities	$23,797	$37,829

Weighted average remaining lease term (in years) – operating leases	0.42	0.67
Weighted average discount rate – operating leases	5.50%	5.50%

Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2024 and 2023:	$22,613	$69,821

Maturities of operating lease liabilities were as follows as of March 31, 2024:

2024 (5 months remaining)	$24,255
2025	-
Total future lease payments	$24,255
Less: imputed interest	(458)
Total	$23,797

9.	CONVERTIBLE NOTE PAYABLE

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

In connection with the issuance of the Note, the Company issued to the investor 38,889 shares of Common Stock (the “Commitment Shares”) valued at $18.00 per share and a warrant (the “Warrant”) to purchase 11,112 shares of common stock (the “Warrant Shares”) at an exercise price of $54.00 per share, exercisable commencing on the date of issuance with a term of five years. The warrant was valued at $94,316.

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

	Years ended December 31,
	2023	2022

Stock options	-	-
Warrants	126,131	-
Total	126,131	-

The following table sets forth options and warrants which were excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months ended
	March 31,
	2024	2023

Stock options	9,236	11,313
Warrants	1,722,695	270,672
Total	1,731,931	281,985

11.	STOCKHOLDERS’ EQUITY

Issuances of Common Stock

During the three-month periods ended March 31, 2024, and 2023, there have not been any shares of common stock issued, except as noted below under Issuances to Directors, Executive Officers & Consultants

Issuances of Restricted Stock

Restricted stock consists of shares of common stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. The fair value of nonvested shares is determined based on the market price of the Company's common stock on the grant date. Nonvested stock is expensed ratably over the term of the restriction period.

During the three-month periods ended March 31, 2024 and 2023, the Company issued 0 and 2,222 shares of restricted common stock, respectively, to certain employees. These shares vest in equal annual installments over a three-year period from the date of grant and had a fair value on the date of issuance of $0 and $31,200, respectively.

During the three-month periods ended March 31, 2024 and 2023, 316 and 1,102 shares of restricted common stock were forfeited, respectively.

Share based compensation for the three-month periods ended March 31, 2024 and 2023, was $47,791 and $62,474, respectively.

Issuances to Directors

During the three-month periods ended March 31, 2024, and 2023 the Company issued 4,287 and 855 shares of common stock to its directors in lieu of payment of board and committee fees valued at $9,003 and $12,002, respectively.

Employees’ exercise options

During the three-month periods ended March 31, 2024 and 2023, no employee stock options were exercised.

3. Warrants

There were no warrants issued during the three-month periods ended March 31, 2024 and 2023.  There were 777,666 prefunded warrants exercised during the three-month period ended March 31, 2024.

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

During each of the three month periods ended March 31, 2024, and 2023, one customer accounted for 59% and one customer accounted for 19% of the revenue, respectively. For the three month periods ended March 31, 2024, and 2023, two customers accounted for 70% and two customers accounted for 56% of revenue, respectively.

Three customers accounted for 77% of current accounts receivable at March 31, 2024. At December 31, 2023, one customer accounted for 35% of current accounts receivable.

14.	INCOME TAXES

United States, Hong Kong and Nigeria

The Company recorded no income tax expense for the three months ended March 31, 2024 and 2023 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of March 31, 2024 and December 31, 2023, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

Spain

Due to the current loss for the three months ended March 31, 2024, the Company did not record income taxes.  The deferred tax liability presented on the condensed consolidated balance sheet relates to intangible assets from the acquisition of Swivel Secure.

15	SUBSEQUENT EVENTS

On May 6, 2024, 186 shares of restricted common stock were forfeited by an employee who left the Company before the lapse of the restriction period applicable to such shares.

The Company has reviewed subsequent events through the date of this filing.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “should,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. These statements are not guarantees of future performance or events and are subject to risks and uncertainties that may cause actual results to differ materially from those included within or implied by such forward-looking statements. These risks and uncertainties include, without limitation, our history of losses and limited revenue; our ability to raise additional capital to satisfy debt repayment obligations and working capital needs; our ability to continue as a going concern; our ability to protect our intellectual property; changes in business conditions; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; security breaches; competition in the biometric technology and identity access management industries; market acceptance of biometric products generally and our products under development; our ability to convert sales opportunities to customer contracts; our ability to expand into Asia, Africa and other foreign markets; our ability to integrate the operations and personnel of Swivel Secure into our business; fluctuations in foreign currency and exchange rates; the duration and extent of continued hostilities in Ukraine and its impact on our European customers; delays in the development of products, the commercial, reputational and regulatory risks to our business that may arise as a consequence the restatement of our financial statements, including any consequences of non-compliance with Securities and Exchange Commission (“SEC”) and Nasdaq periodic reporting requirements; our temporary loss of the use of a Registration Statement on Form S-3 to register securities in the future; any disruption to our business that may occur on a longer-term basis should we be unable to remediate during fiscal year 2024 certain material weaknesses in our internal controls over financial reporting, statements of assumption underlying any of the foregoing, and numerous other matters of national, regional and global scale, including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and other filings with the SEC. These factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, may be significant, presently or in the future. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided as a supplement to and should be read in conjunction with our unaudited condensed consolidated financial statements and related information contained herein and our audited financial statements as of December 31, 2023.

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

Millions of people use BIO-key multi-factor-authentication, or MFA, solutions every day to securely access a variety of cloud, mobile and web applications, on-premise and cloud-based servers from all of their devices. We go beyond passwordless to offer phone-less and token-less authentication methods. This critical differentiator is particularly effective for retail, call center, manufacturing, shop-floor, and healthcare environments which utilize roving workers and shared workstations. Unlike most digital identity solutions, BIO-key also plays a role in securing in-person identity. For example, a banking customer has enrolled over 21.7 million of its customers’ biometrics with BIO-key as part of their know your customer, or KYC process, and then uses BIO-key fingerprint technology each time their customers access bank services to ensure positive identification before transacting with them.

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

We expect to grow our business within government services and highly-regulated industries in which we have historically had a strong presence including financial services, higher education, and healthcare.  We believe that continued heightened security and privacy requirements in these industries, and as colleges and universities continue operating in remote environments, we will generate increased demand for security solutions, including biometrics. In addition, we expect that the compatible, yet superior portable biometric user experience offered by our technology for Windows 10 users will accelerate the demand for our computer network log-on solutions and fingerprint readers.  Through value add-offerings via direct sales, resellers, and strategic partnerships with leading higher education platform providers, we will continue to grow our installed base. Through Swivel Secure Europe, we also expect to grow our business in EMEA.

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

Critical Accounting Policies and Estimates

For detailed information regarding our critical accounting policies and estimates, see our financial statements and notes thereto included in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2023.  There have been no material changes to our critical accounting policies and estimates from those disclosed in our most recent Annual Report on Form 10-K.

Recent Accounting Pronouncements

For detailed information regarding recent account pronouncements, see Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED March 31, 2024 AS COMPARED TO March 31, 2023

Consolidated Results of Operations - Percent Trend

	Three Months Ended March 31,
	2024	2023
Revenues
Services	10%	25%
License fees	89%	72%
Hardware	1%	3%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	6%	7%
Cost of license fees	7%	28%
Cost of hardware	1%	2%
Cost of hardware - reserve	0%	23%
Total Cost of Goods Sold	14%	60%
Gross profit	86%	40%

Operating expenses
Selling, general and administrative	81%	88%
Research, development and engineering	28%	32%
Total Operating Expenses	109%	120%
Operating loss	-23%	-80%

Other expense	0%	3%
Loss before provision for income tax	-23%	-77%
Provision for income tax	0%	0%
Net loss	-23%	-77%

Revenues and cost of goods sold

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change

Revenues
Service	$213,122	$532,522	$(319,400)	-60%
License	1,950,434	1,578,556	371,878	24%
Hardware	17,647	72,689	(55,042)	-76%
Total Revenue	$2,181,203	$2,183,767	$(2,564)	0%

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change
Cost of Goods Sold
Service	$138,849	$154,801	$(15,952)	-10%
License	148,221	620,881	(472,660)	-76%
Hardware	12,573	44,592	(32,019)	-72%
Hardware - reserve	-	500,000	(500,000)	-100%
Total COGS	$299,643	$1,320,274	$(1,020,631)	-77%

Revenues

For the three months ended March 31, 2024, and 2023, service revenues included approximately $194,000 and $292,000, respectively, of recurring maintenance and support revenue, and approximately $19,000 and $240,000 respectively, of non-recurring custom services revenue.  Recurring service revenue decreased $98,000 or 24% in 2024 which was due to the loss of one large customer service agreement. Non-recurring custom services decreased 92% due to loss of one large customer for Swivel Secure customizations and upgrades. We expect the service revenue to remain at the current lower rate in future periods.

For the three months ended March 31, 2024, license revenue increased 371,878 or 24% to $1,950,434 from $1,578,556 in the corresponding period in 2023. We received one large customer order that contributed to the increase.

For the three months ended  March 31, 2024, hardware sales decreased 76% to $17,647 from $72,689 in the corresponding period in  2023. The decrease was due largely to reduced add-on orders from an existing customer in  2024, compared to increased new hardware deployments in  2023.

Costs of goods sold

For the three months ended March 31, 2024, cost of service decreased approximately $16,000 or 10% to $138,849 from $154,801 in the three months ended March 31, 2023, due to reduced costs to support the PortalGuard and Swivel Secure deployments. For the three months ended March 31, 2024, license fees decreased to $148,221 from $620,881 in the three months ended March 31, 2023, due largely to a decrease in license fees for third-party software included in our Swivel Secure offerings. For the three months ended March 31, 2024, hardware costs decreased to $12,573 from $44,592 in the three months ended March 31, 2023, related to costs associated with decreased hardware revenue.

Selling, general and administrative

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change

Selling, general and administrative	$1,782,973	$1,931,732	$(148,759)	-8%

Selling, general and administrative expenses for the three months ended March 31, 2024, decreased 8% from $1,931,732 in the corresponding period in 2023 to $1,782,973 in the current quarter.  The decreases included reductions in administration, sales personnel costs and marketing show expenses.

Research, development and engineering

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change

Research, development, and engineering	$607,521	$690,159	$(82,638)	-12%

For the three months ended March 31, 2024, research, development, and engineering costs decreased 12% to $607,521 compared to $690,159 in the corresponding period in 2023. The decrease consisted primarily of reductions in personnel costs and reductions in outside services.

Other income (expense)

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change

Interest income	$5	$4	$1	25%
Loss on foreign currency transactions	-	(15,000)	15,000	100%
Change in fair value of convertible note	-	141,991	(141,991)	100%
Interest expense	(1,356)	(56,919)	55,563	98%
Other income (expense)	$(1,351)	$70,076	$(71,427)	102%

Other income (expense) for the three months ended March 31, 2024 consisted of interest income of $5 and interest expense of $1,356 on the government loan through the BBVA bank net of interest. Other income (expense) for the three months ended March 31, 2023 consisted of interest income of $4, a change on foreign currency in the amount of $15,000, interest expense of $1,920 on the government loan through the BBVA bank and $54,999 on the secured note payable, which amounts were offset by a change in fair value of $141,991 on our secured convertible note payable.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating activities overview

Net cash provided by operations during the three months ended March 31, 2024 was $297,085. Items of note included:

●	Net positive cash flows related to adjustments for non-cash expenses of approximately $311,000.

●	Net positive cash flows related to inventory, accounts receivable, amount due from factor, and deferred revenue of approximately $952,000.

●	Negative cash flows related to changes in prepaid expenses, accrued liabilities and accounts payable of approximately $456,000, due to working capital management.

Financing activities overview

Net cash used for financing activities during the three months ended March 31, 2024 was $41,841 for repayment of the government loan through the BBVA bank and $13,470 for offering costs. Net cash received from financing activities during the three months ended March 31, 2024  was $1,400 of proceeds for the exercise of prefunded warrants.

Investing activities overview

Net cash used in investing activities during the three months ended March 31, 2024 was $1,869 for capital expenditures.

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

In December 2022, we entered into and closed a securities purchase agreement with AJB Capital Investments, LLC under which we issued a $2,200,000 principal amount senior secured promissory note (the “Note”). The principal amount of the Note was due six months following the date of issuance, subject to one six-month extension. Interest under the Note accrued at a rate of 10% per annum, payable monthly through month six and at 12% per annum in months seven through twelve, payable monthly. The Note was secured by a lien on substantially all of our assets and properties.  The Note was repaid in December 2023.

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

Liquidity outlook

At March 31, 2024, our total cash and cash equivalents were $690,449, as compared to $511,00 at December 31, 2023.  At March 31, 2024, we had negative working capital of approximately $1,048,000.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We currently require approximately $732,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation. We also have approximately $3.6 million of inventory (currently reserved) purchased for projects in Nigeria. We are exploring other markets and opportunities to sell the product to generate additional cash.

If we are unable to generate sufficient revenue to fund current operations and execute our business plan, we may need to obtain additional third-party financing. Unless we generate sufficient positive cash flow from operations or liquidation of existing inventory, we expect that we will need to obtain additional financing during the next twelve months to support operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective.

As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, in connection with the audit of our financial statements as of and for the year ended December 31, 2023, our management identified a lack of control over properly assessing revenue, allowances for accounts receivable and certain reserves for inventory. This resulted in certain errors in the manner in which we recognized revenue generated by our European subsidiary, Swivel Secure Europe, SA, in the first quarter of 2023. In addition, certain allowances for accounts receivable and certain reserves for inventory were understated. We are currently working to implement appropriate corrective actions to remediate the material weakness to strengthen our internal controls over the recording of revenues. This has included thoroughly accessing all accounts for potential adjustments required for proper presentation of the value of the accounts.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we are not a party to any pending lawsuits.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended March 31, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Securities and Exchange Commission Regulation S-K.

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

BIO-Key International, Inc.

Dated: June 14, 2024	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer
(Principal Executive Officer)

Dated: June 14, 2024	/s/ Cecilia C. Welch
Cecilia C. Welch
Chief Financial Officer
(Principal Financial Officer)