Form 10-K/A
period 2023-12-31
BIO KEY INTERNATIONAL INC
filed 2024-06-20
CIK 1019034

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

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment No. 1”) to the Annual Report on Form 10-K of BIO-key International, Inc. (the “Company”) for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission on June 5, 2024, is being filed solely to correct a typographical error in the report of Marcum LLP, the Company’s independent auditor for the fiscal year ended December 31, 2022.  The typographical error that was corrected concerns the date of the Auditor’s Report of Marcum LLP, which referenced June 5, 2024  instead of June 1, 2023 due to an inadvertent oversight in the EDGAR preparation process.  Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have repeated the entire text of Item 8 of the Form 10-K in this Amendment No. 1. However, there have been no changes to the text of such item other than the change in the date of the Auditor’s Report of Marcum LLP.

The Company is including in this Amendment No. 1 currently dated certifications from its Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 and Exhibits 32.1 and 32.2, respectively. As a result, Item 15 “Exhibits and Financial Statement Schedules” has also been modified.

Except as expressly set forth above, this Amendment No. 1 speaks as of the original filing date of the Form 10-K, and does not reflect events that may have occurred subsequent to that date, nor does it modify or update in any way disclosure made in the original Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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
June 1, 2023

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

10.19	BIO-key International, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the definitive proxy statement filed with the SEC on May 4, 2021)

10.20	BIO-key International, Inc. Amended and Restated 2015 Equity Incentive Plan (incorporated by reference to Appendix B to the definitive proxy statement filed with the SEC on May 4, 2021)

10.21	Management Services Agreement dated March 8, 2022 by and among Swivel Aman-FZCO, Swivel Secure Europe, SA, and Alex Rocha (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q filed with the SEC on May 23, 2022)

10.22	Option Agreement dated March 8, 2022 by and between the Company and Alex Rocha (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q filed with the SEC on May 23, 2022)

10.23	Distribution Agreement dated October 23, 2020 by and between Swivel Secure Europe, SA and Swivel Secure Limited (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q filed with the SEC on May 23, 2022) +

10.24	Deed of Variation dated January 26, 2022 by and between Swivel Secure Europe, SA and Swivel Secure Limited (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed with the SEC on May 23, 2022) +

10.25	Securities Purchase Agreement dated December 22, 2022 by and between the Company and AJB Capital Investments, LLC (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on December 23, 2022)

10.26	Common Stock Purchase Warrant, dated December 22, 2022 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K filed with the SEC on December 23, 2022)

10.27	$2,200,000 Senior Secured Promissory Note, dated December 22, 2022 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed with the SEC on December 23, 2022)

10.28	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.39 to Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on October 26, 2023)

10.29***	BIO-key International, Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on December 19, 2023)

10.30	Securities Purchase Agreement, dated as of December 20, 2023, by and between BIO-key International, Inc. and Dillon Hill Investment Company LLC (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on December 21, 2023)

21.1	List of subsidiaries of BIO-key International, Inc. (incorporated by reference to exhibit 21.1 to the annual report on Form 10-K filed with the SEC on June 5, 2024)

23.1	Consent of Bush and Associates CPA (incorporated by reference to exhibit 23.1 to the annual report on Form 10-K filed with the SEC on June 5, 2024)

23.2	Consent of Marcum LLP (incorporated by reference to exhibit 23.2 to the annual report on Form 10-K filed with the SEC on June 5, 2024)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

ITEM 16. – FORM 10-K SUMMARY

               None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-KEY INTERNATIONAL, INC.

Date: June 20, 2024	By:	/s/ MICHAEL W. DEPASQUALE
Michael W. DePasquale
CHIEF EXECUTIVE OFFICER (Principal Executive Officer)