Form 10-Q
period 2024-06-30
BIO KEY INTERNATIONAL INC
filed 2024-08-14
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of August 13, 2024 is 1,982,201

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,260,351	$511,400
Accounts receivable, net	904,046	1,201,526
Due from factor	28,164	99,320
Inventory	433,182	445,740
Prepaid expenses and other	388,786	364,171
Total current assets	3,014,529	2,622,157
Equipment and leasehold improvements, net	174,419	220,177
Capitalized contract costs, net	348,617	229,806
Operating lease right-of-use assets	9,341	36,905
Intangible assets, net	1,252,090	1,407,990
Total non-current assets	1,784,467	1,894,878
TOTAL ASSETS	$4,798,996	$4,517,035

LIABILITIES
Accounts payable	$1,539,548	$1,316,014
Accrued liabilities	1,164,681	1,305,848
Note payable	2,010,293	-
Government loan – BBVA Bank, current portion	135,400	138,730
Deferred revenue, current	715,193	414,968
Operating lease liabilities, current portion	9,570	37,829
Total current liabilities	5,574,685	3,213,389
Deferred revenue, long term	142,949	28,296
Deferred tax liability	22,998	22,998
Government loan – BBVA Bank – net of current portion	114,656	188,787
Total non-current liabilities	280,603	240,081
TOTAL LIABILITIES	5,855,288	3,453,470

Commitments and Contingencies

STOCKHOLDERS’ EQUITY

Common stock — authorized, 170,000,000 shares; issued and outstanding; 1,815,618 and 1,032,777 of $.0001 par value at June 30, 2024 and December 31, 2023, respectively	182	103
Additional paid-in capital	126,143,205	126,047,851
Accumulated other comprehensive loss	(15,234)	22,821
Accumulated deficit	(127,184,445)	(125,007,210)
TOTAL STOCKHOLDERS’ EQUITY	(1,056,292)	1,063,565
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,798,996	$4,517,035

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-18 reverse stock split, which was effective December 21, 2023.

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues
Services	$283,569	$620,465	$496,690	$1,152,987
License fees	774,225	1,235,771	2,724,659	2,814,327
Hardware	83,492	72,693	101,140	145,382
Total revenues	1,141,286	1,928,929	3,322,489	4,112,696
Costs and other expenses
Cost of services	73,385	360,156	212,234	514,957
Cost of license fees	148,432	198,147	296,652	819,028
Cost of hardware	40,455	47,808	53,029	92,400
Cost of hardware - reserve	-	1,000,000	-	1,500,000
Total costs and other expenses	262,272	1,606,111	561,915	2,926,385
Gross profit	879,014	322,818	2,760,574	1,186,311

Operating Expenses
Selling, general and administrative	1,941,866	2,143,164	3,724,839	4,074,896
Research, development and engineering	591,234	558,181	1,198,755	1,248,340
Total Operating Expenses	2,533,100	2,701,345	4,923,594	5,323,236
Operating loss	(1,654,086)	(2,378,527)	(2,163,020)	(4,136,925)
Other income (expense)
Interest income	46	23	51	27
Loss on foreign currency transactions	-	-	-	(15,000)
Loan fee amortization	(4,000)	-	(4,000)	-
Change in fair value of convertible note	-	(44,568)	-	97,423
Interest expense	(8,910)	(56,806)	(10,267)	(113,725)
Total other income (expense), net	(12,864)	(101,351)	(14,216)	(31,275)

Loss before provision for income tax	(1,666,950)	(2,479,878)	(2,177,236)	(4,168,200)

Provision for (income tax) tax benefit	-	(143,000)	-	(143,000)

Net loss	$(1,666,950)	$(2,622,878)	$(2,177,236)	$(4,311,200)

Comprehensive loss:
Net loss	$(1,666,950)	$(2,622,878)	$(2,177,236)	$(4,311,200)
Other comprehensive income (loss) – Foreign currency translation adjustment	24,220	19,884	(38,530)	92,030
Comprehensive loss	$(1,642,730)	$(2,602,994)	$(2,215,766)	$(4,219,170)

Basic and Diluted Loss per Common Share	$(1.00)	$(4.71)	$(1.33)	$(7.74)

Weighted Average Common Shares Outstanding:
Basic and diluted	1,663,042	556,758	1,639,183	556,758

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-18 reverse stock split, which was effective December 21, 2023.

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance as of January 1, 2024	1,032,777	$103	$126,047,851	$22,821	$(125,007,210)	$1,063,565
Issuance of common stock for directors’ fees	4,287	-	9,003	-	-	9,003
Issuance of common stock to employees	-	-	-	-	-	-
Restricted stock forfeited	(316)	-	-	-	-	-
Exercise of warrants	777,666	78	1,322	-	-	1,400
Foreign currency translation adjustment	-	-		(62,275)	-	(62,275)
Share-based compensation	-	-	47,790	-	-	47,790
Issuance costs	-	-	(13,470)	-	-	(13,470)
Net loss	-	-	-	-	(510,285)	(510,285)
Balance as of March 31, 2024	1,814,414	$181	$126,092,496	$(39,454)	$(125,517,495)	$535,728
Restricted stock forfeited	(186)	-	-	-	-	-
Issuance of common stock for Employee stock purchase plan	1,390	1	1,938	-	-	1,939
Share based compensation for employee stock plan	-	-	456	-	-	456
Share-based compensation	-	-	48,315	-	-	48,315
Foreign currency translation adjustment	-	-	-	24,220	-	24,220
Net loss	-	-	-	-	(1,666,950)	(1,666,950)
Balance as of June 30, 2024	1,815,618	$182	$126,143,205	$(15,234)	$(127,184,445)	$(1,056,292)

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-18 reverse stock split, which was effective December 21, 2023.

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance as of January 1, 2023	552,739	$55	$122,029,476	$(242,602)	$(116,485,373)	$5,301,556
Issuance of common stock for directors’ fees	855	-	12,002	-	-	12,002
Issuance of common stock to employees	2,222	-	4	-	-	4
Restricted stock forfeited	(1,102)	-	(3,105)	-	-	(3,105)
Foreign currency translation adjustment	-	-	-	72,146	-	72,146
Share-based compensation	-	-	62,474	-	-	62,474
Net loss	-	-	-	-	(1,688,322)	(1,688,322)
Balance as of March 31, 2023	554,714	$55	$122,100,851	$(170,456)	$(118,173,695)	$3,756,755
Issuance of common stock for directors’ fees	1,286	-	16,002	-	-	16,002
Restricted stock forfeited	(799)	-	-	-	-	-
Issuance of common stock for Employee stock purchase plan	1,557	-	13,934	-	-	13,934
Share based compensation for employee stock plan	-	-	3,563	-	-	3,563
Foreign currency translation adjustment	-	-	-	19,884	-	19,884
Share-based compensation	-	-	57,831	-	-	57,831
Net loss	-	-	-	-	(2,622,878)	(2,622,878)
Balance as of June 30, 2023	556,758	$55	$122,192,181	$(150,572)	$(120,796,573)	$1,245,091

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-18 reverse stock split, which was effective December 21, 2023.

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,177,236)	$(4,311,200)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	46,069	26,637
Amortization of intangible assets	155,900	162,166
Change in fair value of convertible note	-	(97,423)
Amortization of capitalized contract costs	80,074	80,717
Reserve for inventory	-	1,500,000
Operating leases right-of-use assets	27,564	112,745
Share and warrant-based compensation for employees and consultants	96,561	120,767
Stock based directors’ fees	9,003	28,004
Deferred income tax benefit	-	(13,000)
Bad debts	-	250,000
Change in assets and liabilities:
Accounts receivable	297,480	(757,170)
Due from factor	71,156	(24,750)
Capitalized contract costs	(198,885)	(75,096)
Inventory	12,558	50,271
Prepaid expenses and other	(24,615)	14,799
Accounts payable	258,384	726,657
Accrued liabilities	(141,167)	(109,208)
Income taxes payable	-	156,000
Deferred revenue	414,878	174,437
Operating lease liabilities	(51,257)	(110,545)
Net cash used in operating activities	(1,123,533)	(2,095,192)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,869)	-
Net cash used in investing activities	(1,869)	-
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from Note Payable	2,000,000	-
Offering costs	(13,470)	-
Proceeds for exercise of warrants	1,400	-
Receipt of cash from Employee stock purchase plan	1,939	13,934
Repayment of government loan	(77,461)	(56,241)
Net cash used in financing activities	1,912,408	(42,307)

Effect of exchange rate changes	(38,055)	67,490

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	748,951	(2,070,009)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	511,400	2,635,522
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,260,351	$565,513

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-18 reverse stock split, which was effective December 21, 2023.

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Six Months Ended June 30,
	2024	2023

Cash paid for:
Interest	$3,974	$56,919

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-18 reverse stock split, which was effective December 21, 2023.

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 (Unaudited)

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The balance sheet at June 30, 2024 was derived from the audited financial statements, but does not include all of the disclosures required by GAAP. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on June 5, 2024.

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

3.	REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three month periods ended June 30, 2024 and June 30, 2023:

	North				June 30,
	America	Africa	EMESA*	Asia	2024

License fees	$539,625	$-	$234,600	$-	$774,225
Hardware	70,292	-	-	13,200	83,492
Services	238,759	43,423	1,387	-	283,569
Total Revenues	$848,676	$43,423	$235,987	$13,200	$1,141,286

	North				June 30,
	America	Africa	EMESA*	Asia	2023

License fees	$780,383	$-	$455,388	$-	$1,235,771
Hardware	61,551	-	142	11,000	72,693
Services	281,607	26,009	305,424	7,425	620,465
Total Revenues	$1,123,541	$26,009	$760,954	$18,425	$1,928,929

The following table summarizes revenue from contracts with customers for the six month periods ended June 30, 2024 and June 30, 2023:

	North				June 30,
	America	Africa	EMESA*	Asia	2024

Services	$430,239	$63,677	$2,774	$-	$496,690
License fees	1,058,869	1,266,553	399,237	-	2,724,659
Hardware	87,701	-	239	13,200	101,140
Total Revenues	$1,576,809	$1,330,230	$402,250	$13,200	$3,322,489

	North				June 30,
	America	Africa	EMESA*	Asia	2023

Services	$545,464	$49,797	$545,351	$12,375	$1,152,987
License fees	1,188,913	552,630	1,002,134	70,650	2,814,327
Hardware	86,332	-	47,150	11,900	145,382
Total Revenues	$1,820,709	$602,427	$1,594,635	$94,925	$4,112,696

*EMESA – Europe, Middle East, South America

Deferred Revenue

Deferred revenue includes customer advances and amounts that have been paid by customer for which the contractual maintenance terms have not yet occurred. The majority of these amounts are related to maintenance contracts for which the revenue is recognized ratably over the applicable term, which generally is 12-60 months. Contracts greater than 12 months are segregated as long term deferred revenue. Maintenance contracts include provisions for unspecified when-and-if available product updates and customer telephone support services. At June 30, 2024 and December 31, 2023, amounts in deferred revenue were approximately $858,000 and $443,000, respectively. Revenue recognized during the three and six-months ended June 30, 2024 from amounts included in deferred revenue at the beginning of the period was approximately $157,000 and $431000, respectively. Revenue recognized during the three and six-months ended June 30, 2023 from amounts included in deferred revenue at the beginning of the period was approximately $102,000 and $335,000, respectively.

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

Accounts receivable at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30,	December 31,
	2024	2023

Accounts receivable	$1,543,002	$2,207,311
Allowance for credit losses	(638,956)	(1,005,785)
Accounts receivable, net of allowances for credit losses	$904,046	$1,201,526

Bad debt expenses are recorded in selling, general, and administrative expense.

5.	SHARE BASED COMPENSATION

The following table presents share-based compensation expenses included in the Company’s unaudited condensed interim consolidated statements of operations:

	Three Months Ended June 30,
	2024	2023

Selling, general and administrative	$39,383	$59,966
Research, development and engineering	9,388	17,430
	$48,771	$77,396

	Six Months Ended June 30,
	2024	2023

Selling, general and administrative	$87,025	$115,419
Research, development and engineering	18,539	33,352
	$105,564	$148,771

6.	INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or realizable value. The Company periodically evaluates inventory items and establishes reserves for obsolescence accordingly. The Company also reserves for excess quantities, slow moving goods, and for other impairment of value based upon assumptions of future demand and market conditions. Approximately $3,300,000 of the reserve on inventory is due to slow moving inventory purchased for projects in Nigeria, and the balance for other slow-moving inventory. The Company is exploring other markets and opportunities to sell the product. Inventory is comprised of the following as at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023

Finished goods	$4,360,526	$4,373,056
Fabricated assemblies	59,156	59,184
Reserve on finished goods	(3,986,500)	(3,986,500)
Total inventory	$433,182	$445,740

7.	COMMITMENTS AND CONTINGENCIES

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

Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2024, the Company was not a party to any pending lawsuits.

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

	3 Months ended	3 Months ended
	June 30,	June 30,
	2024	2023

Lease cost
Total lease cost	$14,553	$48,543

	6 Months ended	6 Months ended
	June 30,	June 30,
	2024	2023

Lease cost
Total lease cost	$29,106	$111,682

	June 30,	December 31,
Balance sheet information	2024	2023
Operating right-of-use assets	$9,341	$36,905

Operating lease liabilities, current portion	$9,570	$37,829
Operating lease liabilities, non-current portion	-	-
Total operating lease liabilities	$9,570	$37,829

Weighted average remaining lease term (in years) – operating leases	0.17	0.67
Weighted average discount rate – operating leases	5.50%	5.50%

Cash paid for amounts included in the measurement of operating lease liabilities for the six months ended June 30, 2024 and 2023:	$22,613	$69,821

Maturities of operating lease liabilities were as follows as of June 30, 2024:

2024 (2 months remaining)	$9,702
2025	-
Total future lease payments	$9,702
Less: imputed interest	(132)
Total	$9,570

9.	NOTE PAYABLE

Note Purchase Agreement dated June 24, 2024

On June 24, 2024, the Company entered into and closed a note purchase agreement (the “Purchase Agreement”) which provided for the issuance of a $2,360,000 principal amount senior secured promissory note (the “2024 Note”). The 2024 Note carries an original issue discount of $350,000 and the Company agreed to pay $10,000 to the Lender to cover its transaction costs, which were deducted from the proceeds of the 2024 Note resulting in a total of $2,000,000 being funded to the Company at closing. The proceeds will be used for general working capital.

The principal amount of the 2024 Note is due eighteen months (18) following the date of issuance. Interest under the 2024 Note accrues at a rate of nine percent (9%) per annum. All repayments of principal due under the 2024 Note will be subject to an exit fee of seven percent (7%) of the principal amount being repaid (the “Exit Fee”). Commencing six months after the date of issuance of the Note (the “Redemption Start Date”), Lender shall have the right to redeem up to $270,000 of principal amount under the 2024 Note each month which amount plus the Exit Fee will be due and payable three (3) business days after Lender’s delivery of a redemption notice to the Company. At the end of each month following the Redemption Start Date, if the Company has not reduced the outstanding balance under the 2024 Note by at least $270,000, then by the fifth (5th) day of the following month, the Company must either pay to Lender the difference between $270,000 and the amount, if any, redeemed in such month plus the Exit Fee, or the outstanding balance due under the Note will automatically increase by one percent (1%).

The 2024 Note is secured by a lien on substantially all of the Company’s assets and properties and the Company’s obligations under the Note are guaranteed by Pistol Star, Inc., a wholly owned subsidiary of the Company. The 2024 Note can be prepaid in whole or in part without penalty at any time. In the event that the Company receives any proceeds in connection with any fundraising or financing transaction (including any warrant exercises), it will be required to make a mandatory prepayment equal to the lesser of (i) forty percent (40%) of the amount raised in such transaction and (ii) the full amount due under the 2024 Note.

The 2024 Note provides for customary events of default, including, among other things, the event of non-payment of principal, interest, fees or other amounts, a representation or warranty proving to have been incorrect when made, failure to perform or observe covenants within a specified period of time, the bankruptcy or insolvency of the Company or of all or a substantial part of its property, and monetary judgment defaults of a specified amount. Upon the occurrence of an Event of Default, Lender may (i) cause interest on the outstanding balance to accrue at an interest rate equal to the lesser of twenty two (22%) or the maximum rate permitted under applicable law, and (ii) accelerate all amounts due under the 2024 Note plus an amount equal to (a) fifteen percent (15%) of the amount due under the 2024 Note for each default that is considered a major trigger event (as defined), and (b) five percent (5%) of the amount due under the 2024 Note for each occurrence of any default that is considered a minor trigger event (as defined), in any case not to exceed twenty five percent (25%).

10.	CONVERTIBLE NOTE PAYABLE

Securities Purchase Agreement dated December 22, 2022

On December 22, 2022, the Company entered into and closed a securities purchase agreement (the “Purchase Agreement”) and issued a $2,200,000 principal amount senior secured promissory note (the “Note”). At closing, a total of $2,002,000 was funded, with the proceeds to be used for general working capital.

The principal amount of the Note was due six months following the date of issuance, subject to one six-month extension by the Company. Interest under the Note accrues at a rate of 10% per annum, payable monthly through month six and at the rate of 12% per annum in months seven through twelve, payable monthly. The Note was secured by a lien on substantially all of the Company’s assets and properties can be prepaid in whole or in part without penalty at any time.

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

As of  December 31, 2023, the Note was paid in full.

11.	EARNINGS (LOSS) PER SHARE - COMMON STOCK (“EPS”)

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

The following table sets forth options and warrants which were excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Stock options	3,373	9,628	3,373	9,628
Warrants	1,722,695	270,672	1,722,695	270,672
Total	1,726,068	280,300	1,726,068	280,300

12.	STOCKHOLDERS’ EQUITY

Issuances of Common Stock

During the six-month periods ended June 30, 2024, and 2023, there have not been any shares of common stock issued to anyone outside the Company, except as noted below under Issuances to Directors, Executive Officers & Consultants

On June 18, 2021, the stockholders approved the Employee Stock Purchase Plan. Under the terms of this plan, 43,334 shares of common stock are reserved for issuance to employees and officers of the Company at a purchase price equal to 85% of the lower of the closing price of the common stock on the first day or the last day of the offering period as reported on the Nasdaq Capital Market. Eligible employees are granted an option to purchase shares under the plan funded by payroll deductions. The Board may suspend or terminate the plan at any time, otherwise the plan expires June 17, 2031. On June 28, 2024, 1,390 shares were issued to employees which resulted in a $456 non-cash compensation expense for the Company. On June 30, 2023, 1,557 shares were issued to employees which resulted in a $3,563 non-cash compensation expense for the Company.

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

During the six-month periods ended June 30, 2024 and 2023, the Company issued 0 and 2,222 shares of restricted common stock, respectively, to certain employees. These shares vest in equal annual installments over a three-year period from the date of grant and had a fair value on the date of issuance of $0 and $31,200, respectively.

During the six-month periods ended June 30, 2024 and 2023, 502 and 1,901 shares of restricted common stock were forfeited, respectively.

Share based compensation for the six-month periods ended June 30, 2024 and 2023, was $96,561 and $120,767, respectively.

Issuances to Directors

During the six-month periods ended June 30, 2024, and 2023 the Company issued 4,287 and 2,141 shares of common stock to its directors in lieu of payment of board and committee fees valued at $9,003 and $28,004, respectively.

Employees’ exercise options

During the six-month periods ended June 30, 2024 and 2023, no employee stock options were exercised.

3. Warrants

There were no warrants issued during the six-month periods ended June 30, 2024 and 2023.  There were 777,666 prefunded warrants exercised during the three-month period ended March 31, 2024.

13.	FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, due from factor, accounts payable and accrued liabilities are carried at, or approximate, fair value because of their short-term nature. The carrying value of the Company’s government loan payable approximates fair value as the interest rate related to the financial instruments approximated market.

14.	MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

During each of the three month periods ended June 30, 2024, and 2023, no customer accounted for more than 10% and one customer accounted for 12% of the revenue, respectively. For the six month periods ended June 30, 2024, and 2023, one customers accounted for 40% and two customers accounted for 30% of revenue, respectively.

Two customers accounted for 94% of current accounts receivable at June 30, 2024. At December 31, 2023, one customer accounted for 35% of current accounts receivable.

15.	INCOME TAXES

United States, Hong Kong and Nigeria

The Company recorded no income tax expense for the three and six months ended June 30, 2024 and 2023 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of June 30, 2024 and December 31, 2023, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

Spain

Due to the current loss for the six months ended June 30, 2024, the Company did not record income taxes.  The deferred tax liability presented on the condensed consolidated balance sheet relates to intangible assets from the acquisition of Swivel Secure.

16	SUBSEQUENT EVENTS

During July 2024, 849 shares of restricted common stock were forfeited by employees who left the Company before the lapse of the restriction period applicable to such shares.

On July 31, 2024, the Company issued 1,352 shares of common stock to its directors in payment of committee meeting fees. Additionally, the Company issued an aggregate of 10,500 shares of restricted stock to non-employee directors with three-year vesting.

On July 31, 2024, the Company issued an aggregate of 158,486 of restricted stock with three-year vesting period to its officers and current employees.

The Company has reviewed subsequent events through the date of this filing.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “should,” “estimate,” “will,” “may,” “future,” “plan,” “intend” and “expect” and similar expressions generally identify forward-looking statements. These statements are not guarantees of future performance or events and are subject to risks and uncertainties that may cause actual results to differ materially from those included within or implied by such forward-looking statements. These risks and uncertainties include, without limitation, our history of losses and limited revenue; our ability to raise additional capital to satisfy debt repayment obligations and working capital needs; our ability to continue as a going concern; our ability to protect our intellectual property; changes in business conditions; changes in our sales strategy and product development plans; changes in the marketplace; continued services of our executive management team; security breaches; competition in the biometric technology and identity access management industries; market acceptance of biometric products generally and our products under development; our ability to convert sales opportunities to customer contracts; our ability to expand into Asia, Africa and other foreign markets; our ability to integrate the operations and personnel of Swivel Secure into our business; fluctuations in foreign currency and exchange rates; the duration and extent of continued hostilities in Ukraine and its impact on our European customers; delays in the development of products, the commercial, reputational and regulatory risks to our business that may arise as a consequence the restatement of our financial statements; if we fail to increase our stockholders' equity to at least $2.5 million, our common stock will be delisted from the Nasdaq Stock Market which could negatively impact the trading price of our common stock and impair our ability to raise capital, our temporary loss of the use of a Registration Statement on Form S-3 to register securities in the future; any disruption to our business that may occur on a longer-term basis should we be unable to remediate during fiscal year 2024 certain material weaknesses in our internal controls over financial reporting, statements of assumption underlying any of the foregoing, and numerous other matters of national, regional and global scale, including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and other filings with the SEC. These factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, may be significant, presently or in the future. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Overview

BIO-key International, Inc. (the “Company,” “BIO-key,” “we,” or “us”) is a leading identity and access management, or IAM, platform provider enabling secure work-from-anywhere for enterprise, education, and government customers. Our vision is to enable any organization to secure streamlined and passwordless workforce, employee, customer, student and citizen access to any online service, workstation, or mobile application, without a requirement to use tokens or phones. Our products include PortalGuard® and PortalGuard Identity-as-a-Service (IDaaS) enterprise IAM, WEB-key® biometric civil and large-scale ID infrastructure, and accessory hardware to provide a complete solution for our customers.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED June 30, 2024 AS COMPARED TO June 30, 2023

Consolidated Results of Operations - Percent Trend

	Three Months Ended June 30,
	2024	2023
Revenues
Services	25%	32%
License fees	68%	64%
Hardware	7%	4%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	6%	19%
Cost of license fees	13%	10%
Cost of hardware	4%	2%
Cost of hardware - reserve	0%	52%
Total Cost of Goods Sold	23%	83%
Gross profit	77%	17%

Operating expenses
Selling, general and administrative	170%	111%
Research, development and engineering	52%	29%
Total Operating Expenses	222%	140%
Operating loss	-145%	-122%

Other expense	-1%	-5%
Loss before provision for income tax	-146%	-129%
Provision for income tax	0%	-7%
Net loss	-146%	-136%

Revenues and cost of goods sold

	Three Months Ended
	June 30,
	2024	2023	$ Change	% Change

Revenues
Service	$283,569	$620,465	$(336,896)	-54%
License	774,225	1,235,771	(461,546)	-37%
Hardware	83,492	72,693	10,799	15%
Total Revenue	$1,141,286	$1,928,929	$(787,643)	-41%

	Three Months Ended
	June 30,
	2024	2023	$ Change	% Change
Cost of Goods Sold
Service	$73,385	$360,156	$(286,771)	-80%
License	148,432	198,147	(49,715)	-25%
Hardware	40,455	47,808	(7,353)	-15%
Hardware - reserve	-	1,000,000	(1,000,000)	-100%
Total COGS	$262,272	$1,606,111	$(1,343,839)	-84%

Revenues

For the three months ended June 30, 2024, and 2023, service revenues included approximately $274,000 and $310,000, respectively, of recurring maintenance and support revenue, and approximately $10,000 and $310,000 respectively, of non-recurring custom services revenue.  Recurring service revenue decreased $36,000 or 12% in 2024 which was due to the loss of one large customer service agreement. Non-recurring custom services decreased 97% due to loss of one large customer for Swivel Secure customizations and upgrades. We expect the service revenue to remain at the current lower rate in future periods.

For the three months ended June 30, 2024, license revenue decreased $461,546 or 37% to $774,2254 from $1,235,771 in the corresponding period in 2023 , as several anticipated orders slipped into the third quarter.

For the three months ended  June 30, 2024, hardware sales increased 15% to $83,492 from $72,693 in the corresponding period in  2023. The increase was due largely to a change in the mixture of hardware sales.

Costs of goods sold

For the three months ended June 30, 2024, cost of service decreased approximately $287,000 or 80% to $73,385 from $360,156 in the three months ended June 30, 2023, due to reduced costs to support the PortalGuard and Swivel Secure deployments. For the three months ended June 30, 2024, license fees decreased to $148,432 from $198,147 in the three months ended June 30, 2023, due largely to a decrease in license fees for third-party software included in our Swivel Secure offerings. For the three months ended June 30, 2024, hardware costs decreased to $40,455 from $47,808 in the three months ended June 30, 2023, related to costs associated with mixture of hardware revenue.

Selling, general and administrative

	Three Months Ended
	June 30,
	2024	2023	$ Change	% Change

Selling, general and administrative	$1,941,866	$2,143,164	$(201,298)	-9%

Selling, general and administrative expenses for the three months ended June 30, 2024, decreased 9% from $2,143,164 in the corresponding period in 2023 to $1,941,866 in the current quarter.  The decreases included reductions in administration, sales personnel costs and marketing show expenses, offset by an increase in professional services.

Research, development and engineering

	Three Months Ended
	June 30,
	2024	2023	$ Change	% Change

Research, development, and engineering	$591,234	$558,181	$33,053	6%

For the three months ended June 30, 2024, research, development, and engineering costs increased 6% to $591,234 compared to $558,181 in the corresponding period in 2023. The increase consisted primarily in an increase in personnel costs.

Other income (expense)

	Three Months Ended
	June 30,
	2024	2023	$ Change	% Change

Interest income	$46	$23	$23	100%
Loan fee amortization	(4,000)	-	(4,000)	-100%
Change in fair value of convertible note	-	(44,568)	44,568	100%
Interest expense	(8,910)	(56,806)	47,896	84%
Other income (expense)	$(12,864)	$(101,351)	$88,487	87%

Other income (expense) for the three months ended June 30, 2024 consisted of interest income of $46 and interest expense of $8,910 comprised of approximately $1,400 on the government loan through the BBVA bank and the balance on the 2024 Note, and a loan fee amortization amount of $4,000. Other income (expense) for the three months ended June 30, 2023 consisted of interest income of $23, interest expense of $56,806 on the secured note payable and the government loan through the BBVA, bank net of interest and change in fair value of $44,568 on the convertible note payable.

Six MONTHS ENDED June 30, 2024 AS COMPARED TO June 30, 2023

Consolidated Results of Operations - Percent Trend

	Six Months Ended June 30,
	2024	2023
Revenues
Services	15%	28%
License fees	82%	68%
Hardware	3%	4%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	6%	13%
Cost of license fees	9%	20%
Cost of hardware	2%	2%
Cost of hardware - reserve	0%	36%
Total Cost of Goods Sold	17%	71%
Gross profit	83%	29%

Operating expenses
Selling, general and administrative	112%	99%
Research, development and engineering	36%	30%
Total Operating Expenses	148%	129%
Operating loss	-65%	-100%

Other expense	-1%	-1%
Loss before provision for income tax	-66%	-101%
Provision for income tax	0%	0%

Net loss	-66%	-105%

Revenues and cost of goods sold

	Six Months Ended
	June 30,
	2024	2023	$ Change	% Change
Revenues
Service	$496,690	$1,152,987	$(656,297)	-57%
License	2,724,659	2,814,327	(89,668)	-3%
Hardware	101,140	145,382	(44,242)	-30%
Total Revenue	$3,322,489	$4,112,696	$(790,207)	-19%

Cost of Goods Sold
Service	212,234	514,957	(302,723)	-59%
License	296,652	819,028	(522,376)	-64%
Hardware	53,029	92,400	(39,371)	-43%
Hardware - reserve	-	1,500,000	(1,500,000)	-100%
Total COGS	$561,915	$2,926,385	$(2,364,470)	-81%

Revenues

For the six months ended June 30, 2024, and 2023, service revenues included approximately $467,000 and $602,000, respectively, of recurring maintenance and support revenue, and approximately $30,000 and $551,000 respectively, of non-recurring custom services revenue.  Recurring service revenue decreased $135,000 or 22% in 2024 which was due to the loss of one large customer service agreement. Non-recurring custom services decreased 95% due to loss of one large customer for Swivel Secure customizations and upgrades. We expect the service revenue to remain at the current lower rate in future periods.

For the six months ended June 30, 2024, license revenue decreased 89,668 or 3% to $2,724,659 from $2,814,327 in the corresponding period in 2023. Several anticipated orders sliding from the second quarter to the third quarter, contributed to the decrease.

For the six months ended  June 30, 2024, hardware sales decreased 30% to $101,140 from $145,382 in the corresponding period in  2023. The decrease was due largely to reduced add-on orders from an existing customer in  2024, compared to increased new hardware deployments in  2023.

Costs of goods sold

For the six months ended June 30, 2024, cost of service decreased approximately $303,000 or 59% to $212,234 from $514.957 in the six months ended June 30, 2023, due to reduced costs to support the PortalGuard and Swivel Secure deployments. For the six months ended June 30, 2024, license fees decreased to $296,652 from $819,028 in the six months ended June 30, 2023, due largely to a decrease in license fees for third-party software included in our Swivel Secure offerings. For the six months ended June 30, 2024, hardware costs decreased to $12,573 from $44,592 in the six months ended June 30, 2023, related to costs associated with decreased hardware revenue.

Selling, general and administrative

	Six Months Ended
	June 30,
	2024	2023	$ Change	% Change

Selling, general and administrative	$3,724,839	$4,074,896	$(350,057)	-9%

Selling, general and administrative expenses for the six months ended June 30, 2024, decreased 9% from $4,074,896 in the corresponding period in 2023 to $3,724,839.  The decreases included reductions in administration, sales personnel costs and marketing show expenses, offset by professional fees.

Research, development and engineering

	Six Months Ended
	June 30,
	2024	2023	$ Change	% Change

Research, development and engineering	$1,198,755	$1,248,340	$(49,585)	-4%

For the six months ended June 30, 2024, research, development, and engineering costs decreased 4% to $1,198,755 compared to $1,248,340 in the corresponding period in 2023. The decrease consisted primarily of changes in personnel costs and reductions in outside services.

Other income (expense)

	Six Months Ended
	June 30,
	2024	2023	$ Change	% Change

Interest income	$51	$27	$24	89%
Loss on foreign currency transactions	-	(15,000)	15,000	100%
Loan fee amortization	(4,000)	-	(4,000)	-100%
Change in fair value of convertible note	-	97,423	(97,423)	-100%
Interest expense	(10,267)	(113,725)	103,458	91%
Other income (expense)	$(14,216)	$(31,275)	$17,059	55%

Other income (expense) for the six months ended June 30, 2024 consisted of interest income of $51 and interest expense of $10,267 for approximately $,2,700 on the government loan through the BBVA bank and the balance accrued on the 2024 Note, and a loan fee amortization amount of $4,000. Other income (expense) for the six months ended June 30, 2023 consisted of interest income of $27, a change on foreign currency in the amount of $15,000, interest expense of approximately $2,000 on the government loan through the BBVA bank and approximately $112,000 on the secured note payable, which amounts were offset by a change in fair value of $97,423 on our secured convertible note payable.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating activities overview

Net cash used in operations during the six months ended June 30, 2024 was $1,123,533. Items of note included:

●	Net positive cash flows related to adjustments for non-cash expenses of approximately $415,000.

●	Net positive cash flows related to inventory, accounts receivable, amount due from factor, accounts payable and deferred revenue of approximately $1,054,000.

●	Negative cash flows related to changes in prepaid expenses, and accrued liabilities of approximately $416,000, due to working capital management.

Financing activities overview

Net cash provided by financing activities during the six months ended June 30, 2024 was $1,912,408 which included $2,000,000 of proceeds from the 2024 Note, $1,400 from the exercise of prefunded warrants, and $1,939 from the purchase of shares in the Employee Stock Purchase Plan, which amounts were offset by repayment of the government loan through the BBVA bank and $13,470 for offering costs. Net cash received from financing activities during the six months ended June 30, 2024 was $1,400 of proceeds from the exercise of prefunded warrants.

Investing activities overview

Net cash used in investing activities during the six months ended June 30, 2024 was $1,869 for capital expenditures.

Liquidity and Capital Resources

Since our inception, our capital needs have been met through proceeds from the sale of equity and debt securities, and revenue. We expect capital expenditures to be less than $100,000 during the next twelve months.

The following sets forth our investment sources of capital during the previous two years:

On June 24, 2024, we entered into and closed a note purchase agreement which provided for the issuance of a $2,360,000 principal amount senior secured promissory note (the "2024 Note"). This resulted in gross proceeds of approximately $1,826,000 after deducting placement agent fees, estimated offering expenses, and the original issue discount. The 2024 Note is due eighteen months (18) following the date of issuance, accrues interest at a rate of nine percent (9%) per annum, and commencing six months after the date of issuance of, the lender shall have the right to redeem up to $270,000 of principal amount each month.  For a more complete description of the 2024 Note, please see Note 9 to Our Condensed Consolidated Financial Statements included in Part I Item 1 of this report.

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

In December 2022, we entered into and closed a securities purchase agreement with AJB Capital Investments, LLC under which we issued a $2,2 million principal amount senior secured promissory note (the “Note”). The principal amount of the Note was due six months following the date of issuance, subject to one six-month extension. Interest under the Note accrued at a rate of 10% per annum, payable monthly through month six and at 12% per annum in months seven through twelve, payable monthly. The Note was secured by a lien on substantially all of our assets and properties.  The Note was repaid in December 2023.

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

Liquidity outlook

At June 30, 2024, our total cash and cash equivalents were $1,260,351, as compared to $511,400 at December 31, 2023.  At June 30, 2024, we had negative working capital of approximately $2,560,000.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We currently require approximately $732,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation. We also have approximately $3.6 million of inventory (currently reserved) purchased for projects in Nigeria. We continue to explore other markets and opportunities to sell the product to generate additional cash. If we are unable to generate sufficient revenue to fund current operations and execute our business plan, we will need to obtain additional third-party financing. Unless we generate sufficient positive cash flow from operations or liquidation of existing inventory, we expect that we will need to obtain additional financing during the next twelve months to support operations.

In addition, as reported in our Current Report on Form 8-K filed June 14, 2024, we are no longer in compliance with Nasdaq Capital Market continued listing rules which require us to maintain stockholders' equity of at least $2,500,000. Our plan to regain compliance will require us to raise additional equity capital in the near term. There can be no assurance that we will be able to raise such capital or regain compliance with the continued listing requirements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective.

As previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, in connection with the audit of our financial statements as of and for the year ended December 31, 2023, our management identified a lack of control over properly assessing revenue, allowances for accounts receivable and certain reserves for inventory. This resulted in certain errors in the manner in which we recognized revenue generated by our European subsidiary, Swivel Secure Europe, SA, in the first quarter of 2023. In addition, certain allowances for accounts receivable and certain reserves for inventory were understated. We are currently working to implement appropriate corrective actions to remediate the material weakness to strengthen our internal controls over the recording of revenues. This has included thoroughly accessing all accounts for potential adjustments required for proper presentation of the value of the accounts, changing management of our Swivel Secure operation, and implementing additional revenue recognition controls.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the six months ended June 30, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Securities and Exchange Commission Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Note Purchase Agreement dated June 24, 2024 by and between the Company and Streeterville Capital, LLC (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 28, 2024)

10.2	$2,360,000 Secured Promissory Note dated June 24, 2024 (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 28, 2024)

10.3	Security Agreement dated June 24, 2024 by and between the Company and Streeterville Capital, LLC (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed June 28, 2024)

10.4	Intellectual Property Security Agreement dated June 24, 2024 by and between the Company and Streeterville Capital, LLC (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed June 28, 2024)

10.5	Guaranty dated June 24, 2024 by and between Pistol Star, Inc. and Streeterville Capital, LLC (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed June 28, 2024)

31.1	Certificate of CEO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of CFO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350

32.2	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-Key International, Inc.

Dated: August 14, 2024	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2024	/s/ Cecilia C. Welch
Cecilia C. Welch
Chief Financial Officer
(Principal Financial Officer)