Form 10-Q
period 2024-09-30
BIO KEY INTERNATIONAL INC
filed 2024-11-14
CIK 1019034

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Number of shares of Common Stock, $.0001 par value per share, outstanding as of November 13, 2024 is 3,127,049

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,801,137	$511,400
Accounts receivable, net	1,930,258	1,201,526
Due from factor	49,018	99,320
Inventory	386,944	445,740
Prepaid expenses and other	382,866	364,171
Total current assets	4,550,223	2,622,157
Equipment and leasehold improvements, net	162,551	220,177
Capitalized contract costs, net	430,596	229,806
Deposits and other assets	7,975	-
Operating lease right-of-use assets	73,637	36,905
Intangible assets, net	1,174,721	1,407,990
Total non-current assets	1,849,480	1,894,878
TOTAL ASSETS	$6,399,703	$4,517,035

LIABILITIES
Accounts payable	$1,564,654	$1,316,014
Accrued liabilities	1,254,415	1,305,848
Note payable	2,164,693	-
Government loan – BBVA Bank, current portion	141,854	138,730
Deferred revenue, current	719,846	414,968
Operating lease liabilities, current portion	24,545	37,829
Total current liabilities	5,870,007	3,213,389
Deferred revenue, long term	240,664	28,296
Deferred tax liability	22,998	22,998
Government loan – BBVA Bank – net of current portion	83,901	188,787
Operating lease liabilities, net of current portion	49,091	-
Total non-current liabilities	396,654	240,081
TOTAL LIABILITIES	6,266,661	3,453,470

Commitments and Contingencies

STOCKHOLDERS’ EQUITY

Common stock — authorized, 170,000,000 shares; issued and outstanding; 3,109,288 and 1,032,777 of $.0001 par value at September 30, 2024 and December 31, 2023, respectively	311	103
Additional paid-in capital	127,981,436	126,047,851
Accumulated other comprehensive loss	74,699	22,821
Accumulated deficit	(127,923,404)	(125,007,210)
TOTAL STOCKHOLDERS’ EQUITY	133,042	1,063,565
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,399,703	$4,517,035

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-18 reverse stock split, which was effective December 21, 2023.

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues
Services	$267,371	$587,893	$764,062	$1,740,880
License fees	1,441,011	950,015	4,165,669	3,764,342
Hardware	436,422	279,200	537,562	424,582
Total revenues	2,144,804	1,817,108	5,467,293	5,929,804
Costs and other expenses
Cost of services	110,723	125,039	322,957	639,996
Cost of license fees	146,732	253,891	443,384	1,022,919
Cost of hardware	207,655	97,674	260,684	240,074
Cost of hardware - reserve	-	1,000,000	-	2,500,000
Total costs and other expenses	465,110	1,476,604	1,027,025	4,402,989
Gross profit	1,679,694	340,504	4,440,268	1,526,815

Operating Expenses
Selling, general and administrative	1,607,925	1,776,305	5,332,764	5,851,201
Research, development and engineering	652,174	529,757	1,850,929	1,778,097
Total Operating Expenses	2,260,099	2,306,062	7,183,693	7,629,298
Operating loss	(580,405)	(1,965,558)	(2,743,425)	(6,102,483)
Other income (expense)
Interest income	2	5,917	53	5,944
Loss on foreign currency transactions	-	-	-	(15,000)
Loan fee amortization	(60,000)	-	(64,000)	-
Change in fair value of convertible note	-	167,283	-	264,706
Interest expense	(98,556)	(45,655)	(108,823)	(159,380)
Total other income (expense), net	(158,554)	127,545	(172,770)	96,270

Loss before provision for income tax	(738,959)	(1,838,013)	(2,916,195)	(6,006,213)

Provision for (income tax) tax benefit	-	189	-	(142,811)

Net loss	$(738,959)	$(1,837,824)	$(2,916,195)	$(6,149,024)

Comprehensive loss:
Net loss	$(738,959)	$(1,837,824)	$(2,916,195)	$(6,149,024)
Other comprehensive income (loss) – Foreign currency translation adjustment	89,933	35,364	51,878	127,394
Comprehensive loss	$(649,026)	$(1,802460)	$(2,864,317)	$(6,021,630)

Basic and Diluted Loss per Common Share	$(0.39)	$(3.22)	$(1.69)	$(10.79)

Weighted Average Common Shares Outstanding:
Basic and diluted	1,889,694	570,753	1,726,716	569,882

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-18 reverse stock split, which was effective December 21, 2023.

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance as of January 1, 2024	1,032,777	$103	$126,047,851	$22,821	$(125,007,210)	$1,063,565
Issuance of common stock for directors’ fees	4,287	-	9,003	-	-	9,003
Issuance of common stock to employees	-	-	-	-	-	-
Restricted stock forfeited	(316)	-	-	-	-	-
Exercise of warrants	777,666	78	1,322	-	-	1,400
Foreign currency translation adjustment	-	-		(62,275)	-	(62,275)
Share-based compensation	-	-	47,790	-	-	47,790
Issuance costs	-	-	(13,470)	-	-	(13,470)
Net loss	-	-	-	-	(510,285)	(510,285)
Balance as of March 31, 2024	1,814,414	$181	$126,092,496	$(39,454)	$(125,517,495)	$535,728
Restricted stock forfeited	(186)	-	-	-	-	-
Issuance of common stock for Employee stock purchase plan	1,390	1	1,938	-	-	1,939
Share based compensation for employee stock plan	-	-	456	-	-	456
Share-based compensation	48,315	48,315
Foreign currency translation adjustment	-	-	-	24,220	-	24,220
Net loss	-	-	-	-	(1,666,950)	(1,666,950)
Balance as of June 30, 2024	1,815,618	$182	$126,143,205	$(15,234)	$(127,184,445)	$(1,056,292)
Restricted stock forfeited	(849)	-	-	-	-	-
Issuance of restricted common stock to employees and directors	168,963	17	(17)	-	-	-
Foreign currency translation adjustment	-	-	-	89,933	-	89,933
Share-based compensation	-	-	66,053	-	-	66,053
Exercise of prefunded warrants	95,000	9	162			171
Exercise of warrants	1,030,556	103	1,906,425			1,906,528
Issuance costs	(134,392)	(134,392)
Net loss	-	-	-	-	(738,959)	(738,959)
Balance as of September 30, 2024	3,109,288	$311	$127,981,436	$74,699	$(127,923,404)	$133,042

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-18 reverse stock split, which was effective December 21, 2023.

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance as of January 1, 2023	552,739	$55	$122,029,476	$(242,602)	$(116,485,373)	$5,301,556
Issuance of common stock for directors’ fees	855	-	12,002	-	-	12,002
Issuance of common stock to employees	2,222	-	4	-	-	4
Restricted stock forfeited	(1,102)	-	(3,105)	-	-	(3,105)
Foreign currency translation adjustment	-	-	-	72,146	-	72,146
Share-based compensation	-	-	62,474	-	-	62,474
Net loss	-	-	-	-	(1,688,322)	(1,688,322)
Balance as of March 31, 2023	554,714	$55	$122,100,851	$(170,456)	$(118,173,695)	$3,756,755
Issuance of common stock for directors’ fees	1,286	-	16,002	-	-	16,002
Restricted stock forfeited	(799)	-	-	-	-	-
Issuance of common stock for Employee stock purchase plan	1,557	-	13,934	-	-	13,934
Share based compensation for employee stock plan	-	-	3,563	-	-	3,563
Foreign currency translation adjustment	-	-	-	19,884	-	19,884
Share-based compensation	-	-	57,831	-	-	57,831
Net loss	-	-	-	-	(2,622,878)	(2,622,878)
Balance as of June 30, 2023	556,758	$55	$122,192,181	$(150,572)	$(120,796,573)	$1,245,091
Issuance of common stock for directors’ fees	937	-	11,002	-	-	11,002
Restricted stock forfeited	(1,852)	-	(3)	-	-	(3)
Issuance of restricted common stock to employees	14,183	2	(2)	-	-	-
Foreign currency translation adjustment	-	-	-	35,364	-	35,364
Share-based compensation	-	-	60,821	-	-	60,821
Net loss	-	-	-	-	(1,837,824)	(1,837,824)
Balance as of September 30, 2023	570,026	$57	$122,263,999	$(115,208)	$(122,634,397)	$(485,549)

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-18 reverse stock split, which was effective December 21, 2023.

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024	2023

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,916,195)	$(6,149,024)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	69,115	38,213
Amortization of intangible assets	233,269	217,978
Change in fair value of convertible note	-	(264,706)
Amortization of capitalized contract costs	128,953	126,057
Amortization of Note Payable	64,000	-
Reserve for inventory	(98,875)	2,500,000
Operating leases right-of-use assets	(58,950)	146,890
Share and warrant-based compensation for employees and consultants	162,614	163,584
Stock based directors’ fees	9,003	39,006
Deferred income tax benefit	-	(20,000)
Bad debts	-	550,000
Change in assets and liabilities:
Accounts receivable	(398,753)	(434,989)
Due from factor	50,302	(13,072)
Capitalized contract costs	(329,743)	(107,336)
Deposits	(7,975)	-
Inventory	58,796	145,156
Prepaid expenses and other	(18,695)	(51,831)
Accounts payable	248,640	488,417
Accrued liabilities	(51,433)	327,131
Income taxes payable	-	62,811
Deferred revenue	517,246	128,253
Operating lease liabilities	(60,827)	(154,460)
Net cash used in operating activities	(2,399,508)	(2,261,922)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,047)	-
Net cash used in investing activities	(23,047)	-
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from Note Payable	2,000,000	-
Offering costs	(147,862)	(25,434)
Proceeds for exercise of warrants	1,908,099	-
Receipt of cash from Employee stock purchase plan	1,939	13,934
Repayment of government loan	(101,762)	(113,885)
Net cash used in financing activities	3,660,414	(125,385)

Effect of exchange rate changes	51,878	58,871

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,289,737	(2,328,436)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	511,400	2,635,522
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,801,137	$307,086

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-18 reverse stock split, which was effective December 21, 2023.

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2024	2023

Cash paid for:
Interest	$8,130	$159,379

All BIO-key shares issued and outstanding for all periods reflect BIO-key’s 1-for-18 reverse stock split, which was effective December 21, 2023.

See accompanying notes to the condensed consolidated financial statements.

BIO-KEY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 (Unaudited)

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

In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented. The balance sheet at September 30, 2024 was derived from the audited financial statements, but does not include all of the disclosures required by GAAP. These unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on June 5, 2024.

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

3.	REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers for the three month periods ended September 30, 2024 and September 30, 2023:

	North				September 30,
	America	Africa	EMESA*	Asia	2024

Services	$188,181	$34,753	$44,437	$-	$267,371
License fees	738,838	223,703	478,470	-	1,441,011
Hardware	52,897	-	361,525	22,000	436,422
Total Revenues	$979,916	$258,456	$884,432	$22,000	$2,144,804

	North				September 30,
	America	Africa	EMESA*	Asia	2023

Services	$294,581	$26,009	$267,303	$-	$587,893
License fees	426,059	-	523,956	-	950,015
Hardware	48,057	-	231,143	-	279,200
Total Revenues	$768,697	$26,009	$1,022,402	$-	$1,817,108

The following table summarizes revenue from contracts with customers for the nine month periods ended September 30, 2024 and September 30, 2023:

	North				September 30,
	America	Africa	EMESA*	Asia	2024

Services	$618,421	$98,430	$47,211	$-	$764,062
License fees	1,797,707	1,490,255	877,707	-	4,165,669
Hardware	140,598	-	361,764	35,200	537,562
Total Revenues	$2,556,726	$1,588,685	$1,286,682	$35,200	$5,467,293

	North				September 30,
	America	Africa	EMESA*	Asia	2023

Services	$840,045	$75,806	$812,654	$12,375	$1,740,880
License fees	1,614,971	552,630	1,526,091	70,650	3,764,342
Hardware	134,390	-	278,292	11,900	424,582
Total Revenues	$2,589,406	$628,436	$2,617,037	$94,925	$5,929,804

*EMESA – Europe, Middle East, South America

Deferred Revenue

Deferred revenue includes customer advances and amounts that have been paid by customer for which the contractual maintenance terms have not yet occurred. The majority of these amounts are related to maintenance contracts for which the revenue is recognized ratably over the applicable term, which generally is 12-60 months. Contracts greater than 12 months are segregated as long term deferred revenue. Maintenance contracts include provisions for unspecified when-and-if available product updates and customer telephone support services. At September 30, 2024 and December 31, 2023, amounts in deferred revenue were approximately $961,000 and $443,000, respectively. Revenue recognized during the three and nine-months ended September 30, 2024 from amounts included in deferred revenue at the beginning of the period was approximately $51,000 and $482,000, respectively. Revenue recognized during the three and nine-months ended September 30, 2023 from amounts included in deferred revenue at the beginning of the period was approximately $67,000 and $402,000, respectively.

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

Accounts receivable at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30,	December 31,
	2024	2023

Accounts receivable	$2,606,064	$2,207,311
Allowance for credit losses	(675,806)	(1,005,785)
Accounts receivable, net of allowances for credit losses	$1,930,258	$1,201,526

Bad debt expenses are recorded in selling, general, and administrative expense.

5.	SHARE BASED COMPENSATION

The following table presents share-based compensation expenses included in the Company’s unaudited condensed interim consolidated statements of operations:

	Three Months Ended September 30,
	2024	2023

Selling, general and administrative	$53,117	$56,414
Research, development and engineering	12,936	48,758
	$66,053	$105,172

	Nine Months Ended September 30,
	2024	2023

Selling, general and administrative	$140,142	$171,833
Research, development and engineering	31,475	48,758
	$171,617	$220,591

6.	INVENTORY

Inventory is stated at the lower of cost, determined on a first in, first out basis, or realizable value. The Company periodically evaluates inventory items and establishes reserves for obsolescence accordingly. The Company also reserves for excess quantities, slow moving goods, and for other impairment of value based upon assumptions of future demand and market conditions. Approximately $3,200,000 of the reserve on inventory is due to slow moving inventory purchased for projects in Nigeria, and the balance for other slow-moving inventory. The Company has been selling units in small quantities and continues to explore other markets and opportunities to sell the product. Inventory is comprised of the following as at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023

Finished goods	$4,220,416	$4,373,056
Fabricated assemblies	54,153	59,184
Reserve on finished goods	(3,887,625)	(3,986,500)
Total inventory	$386,944	$445,740

7.	COMMITMENTS AND CONTINGENCIES

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

Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2024, the Company was not a party to any pending lawsuits.

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

	3 Months ended	3 Months ended
	September 30,	September 30,
	2024	2023

Lease cost
Total lease cost	$9,702	$34,145

	9 Months ended	9 Months ended
	September 30,	September 30,
	2024	2023

Lease cost
Total lease cost	$38,808	$145,828

	September 30,	December 31,
Balance sheet information	2024	2023
Operating right-of-use assets	$73,636	$36,905

Operating lease liabilities, current portion	$24,545	$37,829
Operating lease liabilities, non-current portion	49,091	0
Total operating lease liabilities	$73,636	$37,829

Weighted average remaining lease term (in years) – operating leases	3.00	0.67
Weighted average discount rate – operating leases	5.50%	5.50%

Cash paid for amounts included in the measurement of operating lease liabilities for the nine months ended September 30, 2024 and 2023:	$51,950	$213,783

Maturities of operating lease liabilities were as follows as of September 30, 2024:

2024 (3 months remaining)	$6,978
2025	28,191
2026	29,262
2027	22,473
Total future lease payments	$86,904
Less: imputed interest	(13,268)
Total	$73,636

9.	NOTE PAYABLE

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

The Company received gross proceeds of approximately $1.9 million in connection with a financing transaction (see Note 12. 3. Warrants). In accordance with the terms of the 2024 Note, on October 1, 2024, 40% of the proceeds received, or approximately $762,600, was used to prepay amounts due under the 2024 Note.

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

On October 31, 2023, the Company repaid $1,400,000 of principal due under the Note, and on December 21, 2023 the Company repaid the remaining principal balance of $800,000 due under the Note.

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

The following table sets forth options and warrants which were excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares:

	Three Months ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Stock options	3,007	9,266	3,007	9,266
Warrants	2,739,362	207,234	2,739,362	270,234
Total	2,742,369	216,500	2,742,369	279,500

12.	STOCKHOLDERS’ EQUITY

Issuances of Common Stock

During the nine-month periods ended September 30, 2024, and 2023, there have not been any shares of common stock issued to anyone outside the Company, except as noted in this Note 12.

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

During the nine-month periods ended September 30, 2024 and 2023, the Company issued 168,963 and 16,404 shares of restricted common stock, respectively, to certain employees and directors. These shares vest in equal annual installments over a three-year period from the date of grant and had a fair value on the date of issuance of $244,996 and $31,200, respectively.

During the nine-month periods ended September 30, 2024 and 2023, 1,351 and 2,650 shares of restricted common stock were forfeited, respectively.

Share based compensation for the nine-month periods ended September 30, 2024 and 2023, was $171,617 and $220,591, respectively.

Issuances to Directors

During the nine-month periods ended September 30, 2024, and 2023, the Company issued 4,287 and 3,078, shares of common stock to its directors in lieu of payment of board and committee fees valued at $9,003 and $39,006, respectively.

Employees’ exercise options

During the nine-month periods ended September 30, 2024 and 2023, no employee stock options were exercised.

3. Warrants

During the nine-month period ended September 30, 2024, the entered into a warrant inducement agreement with an existing institutional investor for the immediate exercise of certain outstanding warrants that the Company issued on October 30, 2023. Pursuant to the warrant inducement agreement, the investor agreed to exercise outstanding warrants to purchase an aggregate of 1,030,556 shares of the Company's common stock at an amended exercise price of $1.85. The gross proceeds from the exercise of the warrants was approximately $1.9 million, prior to deducting placement agent fees and estimated offering expenses. In consideration for the immediate exercise of the warrants, the Company also agreed to issue to the investor unregistered Series A Warrants to purchase an aggregate of 1,030,556 shares of the Company's common stock and unregistered Series B Warrants to purchase an aggregate of 1,030,556 shares of the Company's common stock, each with an exercise price of $1.85 per share. The Series A Warrants and Series B Warrants share substantially the same terms, are immediately exercisable and will expire five years from the date of issuance.

There were no warrants issued for the nine-month period ended September 31, 2023.

There were 911,672 prefunded warrants exercised during the nine-month period ended September 30, 2024.

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

During each of the three month periods ended September 30, 2024, and 2023, three customers accounted for 47% and two customers accounted for 33% of the revenue, respectively. For the nine month periods ended September 30, 2024, and 2023, one customer accounted for 29% and two customers accounted for 23% of revenue, respectively.

Four customers accounted for 65% of current accounts receivable at September 30, 2024. At December 31, 2023, one customer accounted for 35% of current accounts receivable.

15.	INCOME TAXES

United States, Hong Kong and Nigeria

The Company recorded no income tax expense for the three and nine months ended September 30, 2024 and 2023 because the estimated annual effective tax rate was zero. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of September 30, 2024 and December 31, 2023, the Company provided a full valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

Spain

Due to the current loss for the nine months ended September 30, 2024, the Company did not record income taxes.  The deferred tax liability presented on the condensed consolidated balance sheet relates to intangible assets from the acquisition of Swivel Secure.

16	SUBSEQUENT EVENTS

On November 7, 2024, the Company issued 7,761 shares of common stock to its directors in payment of meeting fees. Additionally, the Company issued an aggregate of 10,000 shares of restricted stock to new employees with three-year vesting. All the shares were issued at $1.16 the closing price on November 7, 2024, as reported on the Nasdaq Capital Market.

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

Millions of people use BIO-key multi-factor-authentication, or MFA, solutions every day to securely access a variety of cloud, mobile and web applications, on-premise and cloud-based servers from all of their devices. We go beyond passwordless to offer phone-less and token-less authentication methods. This critical differentiator is particularly effective for retail, call center, manufacturing, shop-floor, and healthcare environments which utilize roving workers and shared workstations. Unlike most digital identity solutions, BIO-key also plays a role in securing in-person identity. For example, a banking customer has enrolled over 25 million of its customers’ biometrics with BIO-key as part of their know your customer, or KYC process, and then uses BIO-key fingerprint technology each time their customers access bank services to ensure positive identification before transacting with them.

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

In 2022, we expanded our product offerings and customer base when we acquired Swivel Secure Europe, a Madrid, Spain based provider of IAM solutions. Swivel Secure Europe is a distributer of the AuthControl Sentry, AuthControl Enterprise, and AuthControl MSP product line in Europe, Africa and the Middle East, or EMEA, excluding the United Kingdom and Ireland. These solutions include PINsafe, a patented one-time-code extraction technology, helping enterprises manage the increasing data security risks posed by cloud services and “bring your own device” policies.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED September 30, 2024 AS COMPARED TO September 30, 2023

Consolidated Results of Operations - Percent Trend

	Three Months Ended September 30,
	2024	2023
Revenues
Services	13%	33%
License fees	67%	52%
Hardware	20%	15%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	5%	7%
Cost of license fees	7%	14%
Cost of hardware	10%	5%
Cost of hardware - reserve	0%	55%
Total Cost of Goods Sold	22%	81%
Gross profit	78%	19%

Operating expenses
Selling, general and administrative	75%	98%
Research, development and engineering	30%	29%
Total Operating Expenses	105%	127%
Operating loss	-27%	-108%

Other expense	-7%	7%
Loss before provision for income tax	-34%	-101%
Provision for income tax	0%	0%
Net loss	-34%	-101%

Revenues and cost of goods sold

	Three Months Ended
	September 30,
	2024	2023	$ Change	% Change

Revenues
Service	$267,371	$587,893	$(320,522)	-55%
License	1,441,011	950,015	490,996	52%
Hardware	436,422	279,200	157,222	56%
Total Revenue	$2,144,804	$1,817,108	$327,696	18%

	Three Months Ended
	September 30,
	2024	2023	$ Change	% Change
Cost of Goods Sold
Service	$110,723	$125,039	$(14,316)	-11%
License	146,732	253,891	(107,159)	-42%
Hardware	207,655	97,674	109,981	113%
Hardware - reserve	-	1,000,000	(1,000,000)	-100%
Total COGS	$465,110	$1,476,604	$(1,011,494)	-69%

Revenues

For the three months ended September 30, 2024, and 2023, service revenues included approximately $214,000 and $279,000, respectively, of recurring maintenance and support revenue, and approximately $53,000 and $291,000 respectively, of non-recurring custom services revenue.  Recurring service revenue decreased $65,000 or 24% in 2024 which was due to the loss of one large customer service agreement. Non-recurring custom services decreased 97% due to loss of one large customer for Swivel Secure customizations and upgrades. We expect the service revenue to remain at the current lower rate in future periods.

For the three months ended September 30, 2024, license revenue increased $490,996 or 52% to $1,441,011 from $950,015 in the corresponding period in 2023 , as several long-term customers expanded their license deployments.

For the three months ended  September 30, 2024, hardware sales increased 56% to $436,422 from $279,200 in the corresponding period in  2023. The increase was due largely to several long-term customers expanding their biometric cybersecurity solutions.

Costs of goods sold

For the three months ended September 30, 2024, cost of service decreased approximately $14,000 or 11% to $110,723 from $125,039 in the three months ended September 30, 2023, due to reduced costs to support the PortalGuard and Swivel Secure deployments. For the three months ended September 30, 2024, license fees decreased to $146,732 from $253,891 in the three months ended September 30, 2023, due largely to a decrease in license fees for third-party software included in our Swivel Secure offerings. For the three months ended September 30, 2024, hardware costs increased to $207,655 from $97,674 in the three months ended September 30, 2023, related to increase of hardware revenue.

Selling, general and administrative

	Three Months Ended
	September 30,
	2024	2023	$ Change	% Change

Selling, general and administrative	$1,607,925	$1,776,305	$(168,380)	-9%

Selling, general and administrative expenses for the three months ended September 30, 2024, decreased 9% from $1,776,305 in the corresponding period in 2023 to $1,607,925 in the current quarter.  The decreases included reductions in administration, sales personnel costs and marketing show expenses, offset by an increase in professional services incurred in connection with financing transactions.

Research, development and engineering

	Three Months Ended
	September 30,
	2024	2023	$ Change	% Change

Research, development, and engineering	$652,174	$529,757	$122,417	23%

For the three months ended September 30, 2024, research, development, and engineering costs increased 23% to $652,174 compared to $529,757 in the corresponding period in 2023. The increase consisted primarily in an increase in personnel costs.

Other income (expense)

	Three Months Ended
	September 30,
	2024	2023	$ Change	% Change

Interest income	$2	$5,917	$(5,915)	-100%
Loan fee amortization	(60,000)	-	(60,000)	-100%
Change in fair value of convertible note	-	167,283	(167,283)	100%
Interest expense	(98,556)	(45,655)	(52,901)	-116%
Other income (expense)	$(158,554)	$127,545	$(286,099)	224%

Other income (expense) for the three months ended September 30, 2024 consisted of interest income of $2 and interest expense of $98,556 comprised of approximately $4,200 on the government loan through the BBVA bank and the balance on the 2024 Note, and a loan fee amortization amount of $60,000. Other income (expense) for the three months ended September 30, 2023 consisted of interest income of $5,917, interest expense of $45,655 on the secured note payable and the government loan through the BBVA bank net of interest, and change in fair value of $167,283 on the convertible note payable.

Nine MONTHS ENDED September 30, 2024 AS COMPARED TO September 30, 2023

Consolidated Results of Operations - Percent Trend

	Nine Months Ended September 30,
	2024	2023
Revenues
Services	14%	29%
License fees	76%	64%
Hardware	10%	7%
Total Revenues	100%	100%
Costs and other expenses
Cost of services	6%	11%
Cost of license fees	8%	17%
Cost of hardware	5%	4%
Cost of hardware - reserve	0%	42%
Total Cost of Goods Sold	19%	74%
Gross profit	81%	26%

Operating expenses
Selling, general and administrative	98%	99%
Research, development and engineering	34%	30%
Total Operating Expenses	131%	129%
Operating loss	-50%	-103%

Other expense	-4%	2%
Loss before provision for income tax	-53%	-101%
Provision for income tax	0%	-2%
Net loss	-53%	-104%

Revenues and cost of goods sold

	Nine Months Ended
	September 30,
	2024	2023	$ Change	% Change
Revenues
Service	$764,062	$1,740,880	$(976,818)	-56%
License	4,165,669	3,764,342	401,327	11%
Hardware	537,562	424,582	112,980	27%
Total Revenue	$5,467,293	$5,929,804	$(462,511)	-8%

Cost of Goods Sold
Service	322,957	639,996	(317,039)	-50%
License	443,384	1,022,919	(579,535)	-57%
Hardware	260,684	240,074	20,610	9%
Hardware - reserve	-	2,500,000	(2,500,000)	-100%
Total COGS	$1,027,025	$4,402,989	$(3,375,964)	-77%

Revenues

For the nine months ended September 30, 2024, and 2023, service revenues included approximately $682,000 and $899,000, respectively, of recurring maintenance and support revenue, and approximately $82,000 and $842,000 respectively, of non-recurring custom services revenue.  Recurring service revenue decreased $217,000 or 24% in 2024 which was due to the loss of one large customer service agreement. Non-recurring custom services decreased 90% due to loss of one large customer for Swivel Secure customizations and upgrades. We expect the service revenue to remain at the current lower rate in future periods.

For the nine months ended September 30, 2024, license revenue increased $401,327 or 11% to $4,165,6699 from $3,764,342 in the corresponding period in 2023. Several long-term customers expanded their license deployments which contributed to the increase.

For the nine months ended  September 30, 2024, hardware sales increased 27% to $537,562 from $424,582 in the corresponding period in  2023. The increase was due largely to add-on orders from existing customers in  2024, compared to increased new hardware deployments in  2023.

Costs of goods sold

For the nine months ended September 30, 2024, cost of service decreased approximately $317,000 or 50% to $322,957 from $639,996 in the nine months ended September 30, 2023, due to reduced costs to support the PortalGuard and Swivel Secure deployments. For the nine months ended September 30, 2024, license fees decreased to $443,384 from $1,022,919 in the nine months ended September 30, 2023, due largely to a decrease in license fees for third-party software included in our Swivel Secure offerings. For the nine months ended September 30, 2024, hardware costs increased to $260,684 from $240,074 in the nine months ended September 30, 2023, related to costs associated with increased hardware revenue.

Selling, general and administrative

	Nine Months Ended
	September 30,
	2024	2023	$ Change	% Change

Selling, general and administrative	$5,332,764	$5,851,201	$(518,437)	-9%

Selling, general and administrative expenses for the nine months ended September 30, 2024, decreased 9% from $5,851,201in the corresponding period in 2023 to $5,332,764.  The decreases included reductions in administration, sales personnel costs and marketing show expenses, offset by an increase in professional fees incurred in connection with financing transactions.

Research, development and engineering

	Nine Months Ended
	September 30,
	2024	2023	$ Change	% Change

Research, development and engineering	$1,850,929	$1,778,097	$72,832	4%

For the nine months ended September 30, 2024, research, development, and engineering costs increased 4% to $1,850,929 compared to $1,778,097 in the corresponding period in 2023. The increase consisted primarily of changes in personnel costs and reductions in outside services.

Other income (expense)

	Nine Months Ended
	September 30,
	2024	2023	$ Change	% Change

Interest income	$53	$5,944	$(5,891)	-99%
Loss on foreign currency transactions	-	(15,000)	15,000	100%
Loan fee amortization	(64,000)	-	(64,000)	-100%
Change in fair value of convertible note	-	264,706	(264,706)	-100%
Interest expense	(108,823)	(159,380)	50,557	32%
Other income (expense)	$(172,770)	$96,270	$(269,040)	279%

Other income (expense) for the nine months ended September 30, 2024 consisted of interest income of $53 and interest expense of $108,823 comprised of approximately $8,100 on the government loan through the BBVA bank and the balance accrued on the 2024 Note, and a loan fee amortization amount of $64,000. Other income (expense) for the nine months ended September 30, 2023 consisted of interest income of $5,944, a loss on foreign currency of $15,000, a change in fair value of $264,706 on the convertible note payable, and interest expense of $159,379 on the secured note payable and the government loan through the BBVA bank.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operating activities overview

Net cash used in operations during the nine months ended September 30, 2024 was $2,399,508. Items of note included:

●	Net positive cash flows related to adjustments for non-cash expenses of approximately $667,000.

●	Net positive cash flows related to inventory, amount due from factor, accounts payable, and deferred revenue of approximately $875,000.

●	Negative cash flows related to changes in accounts receivable, prepaid expenses, and accrued liabilities of approximately $469,000, due to working capital management.

Financing activities overview

Net cash provided by financing activities during the nine months ended September 30, 2024 was $3,660,414 which included $2,000,000 of proceeds from the 2024 Note, $1,906,528 from the exercise of warrants,  $1,571 from the exercise of prefunded warrants, and $1,939 from the purchase of shares in the Employee Stock Purchase Plan, which amounts were offset by $101,762 in repayment of the government loan through the BBVA bank and $147,862 for offering costs.

Investing activities overview

Net cash used in investing activities during the nine months ended September 30, 2024 was $23,047 for capital expenditures.

Liquidity and Capital Resources

Since our inception, our capital needs have been met through proceeds from the sale of equity and debt securities, and revenue. We expect capital expenditures to be less than $100,000 during the next twelve months.

The following sets forth our investment sources of capital during the previous two years:

On September 12, 2024, we entered into a warrant exercise agreement with an existing investor (the “Investor”) to exercise certain outstanding warrants to purchase an aggregate of 1,030,556 shares of the Company’s common stock.  The warrants were originally issued to the Investor on October 31, 2023 and had an original exercise price of $3.15 per share. In consideration for the immediate exercise of the warrants, we reduced the exercise price of the warrants to $1.85 per share and issued to the Investor unregistered Series A Warrants to purchase an aggregate of 1,030,556 shares of the Company's common stock and unregistered Series B Warrants to purchase an aggregate of 1,030,556 shares of the Company's common stock, each with an exercise price of $1.85 per share. The Series A and Series B warrants share substantially the same terms, are immediately exercisable and will expire five years from the date of issuance. The forgoing transaction resulted in gross proceeds of approximately $1.9 million prior to deducting placement agent fees and estimated offering expenses.

On June 24, 2024, we entered into and closed a note purchase agreement which provided for the issuance of a $2,360,000 principal amount senior secured promissory note (the "2024 Note"). This resulted in gross proceeds of approximately $1,826,000 after deducting placement agent fees, estimated offering expenses, and the original issue discount. The 2024 Note is due eighteen months (18) following the date of issuance, accrues interest at a rate of nine percent (9%) per annum, and commencing six months after the date of issuance of, the lender shall have the right to redeem up to $270,000 of principal amount each month.  For a more complete description of the 2024 Note, please see Note 9 to Our Condensed Consolidated Financial Statements included in Part I Item 1 of this report. In connection with the warrant exercise agreement described above, we prepaid approximately $762,600 of the amount due under the 2024 Note.

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

We entered into an accounts receivable factoring arrangement with a financial institution (the “Factor”) which has been extended to October 31, 2025 and may be discontinued at that time. Pursuant to the terms of the arrangement, from time to time, we sell to the Factor a minimum of $150,000 per quarter of certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor remits 35% of the foreign and 75% of the domestic accounts receivable balance to us (the “Advance Amount”), with the remaining balance, less fees, forwarded to us once the Factor collects the full accounts receivable balance from the customer. In addition, from time to time, we receive over advances from the Factor. Factoring fees range from 2.75% to 15% of the face value of the invoice factored and are determined by the number of days required for collection of the invoice. We expect to continue to use this factoring arrangement periodically to assist with our general working capital requirements due to contractual requirements.

Liquidity outlook

At September 30, 2024, our total cash and cash equivalents were $1,801,137, as compared to $511,400 at December 31, 2023.  At September 30, 2024, we had negative working capital of approximately $1,320,000.

As discussed above, we have historically financed our operations through access to the capital markets by issuing secured and convertible debt securities, convertible preferred stock, common stock, and through factoring receivables. We currently require approximately $732,000 per month to conduct our operations, a monthly amount that we have been unable to consistently achieve through revenue generation. We also have approximately $3.5 million of inventory (currently reserved) purchased for projects in Nigeria. We continue to explore other markets and opportunities to sell the product to generate additional cash. If we are unable to generate sufficient revenue to fund current operations and execute our business plan, we will need to obtain additional third-party financing. Unless we generate sufficient positive cash flow from operations or liquidation of existing inventory, we expect that we will need to obtain additional financing during the next twelve months to support operations.

In addition, as reported in our Current Report on Form 8-K filed June 14, 2024, we are no longer in compliance with Nasdaq Capital Market continued listing rules which require us to maintain stockholders' equity of at least $2,500,000. Our plan to regain compliance will require us to raise additional equity capital in the near term, or engage in a strategic transaction. There can be no assurance that we will be able to raise such capital or regain compliance with the continued listing requirements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the nine months ended September 30, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Securities and Exchange Commission Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description

4.1	Form of Series A Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 16, 2024)

4.2	Form of Series B Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed September 16, 2024)

10.1	Form of Warrant Exercise Agreement, dated September 12, 2024, by and between the Company and the Investor (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 16, 2024)

31.1	Certificate of CEO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

31.2	Certificate of CFO of Registrant required under Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended

32.1	Certificate of CEO of Registrant required under 18 U.S.C. Section 1350

32.2	Certificate of CFO of Registrant required under 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-Key International, Inc.

Dated: November 14, 2024	/s/ Michael W. DePasquale
Michael W. DePasquale
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2024	/s/ Cecilia C. Welch
Cecilia C. Welch
Chief Financial Officer
(Principal Financial Officer)